Form 10-K
period 2005-12-31
Crocs, Inc.
filed 2006-03-31
CIK 1334036

Use these links to rapidly review the document
Crocs Inc. 2005 Annual Report on Form 10-K Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-51754

CROCS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2164234 (I.R.S. Employer Identification No.)

6273 Monarch Park Place
Niwot, Colorado 80503
(303) 648-4260

(Address, including zip code and telephone number, including area code, of Registrant's of principal executive Office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of February 28, 2006 was $625,146,874. The Registrant's common stock was not publicly traded as of June 30, 2005, and began trading on the NASDAQ National Market on February 8, 2006. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant and owners of more than 5% of the Registrant's common stock are assumed to be affiliates of the Registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

        The number of shares of the Registrant's common stock outstanding as of February 28, 2006 was 38,272,247.

Crocs Inc.
2005 Annual Report on Form 10-K
Table of Contents

FORWARD-LOOKING INFORMATION

        Statements in this Form 10-K (or otherwise made by Crocs or on Croc's behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," "plans," or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions on which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.

        You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A "Risk Factors" of this report. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

        Throughout this report, references to the "Company," we and "our" refer to Crocs, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

PART 1

ITEM 1. Business

Overview

        We are a rapidly growing designer, manufacturer and marketer of footwear for men, women and children under the crocs brand. All of our footwear products incorporate our proprietary closed-cell resin material which enables us to produce a soft and lightweight, non-marking, slip- and odor- resistant shoe. We believe our proprietary closed-cell resin, which we refer to as croslite, combined with our unique styling, represents a substantial innovation in footwear comfort and functionality, allowing us to offer a differentiated line of products in the casual lifestyle footwear category at attractive retail price points ranging from $19.99 to $59.99, as of February 28, 2006. We currently offer 11 footwear models in up to 18 different colors. We market our footwear products to a broad range of distribution channels and currently sell our products in over 6,500 retail locations in the United States, and have begun selling our products in over 40 additional countries.

Product Overview

        Our primary product line is crocs-branded footwear for men, women and children, which we first introduced in 2002 with a single model in six colors. We have since expanded our line of footwear to include 11 models in up to 18 different colors and a range of sizes, representing over 1,100 stock keeping units, or SKUs, and we intend to continue diversifying our footwear portfolio with new model introductions. In addition to our footwear products, we market a line of crocs-branded apparel and accessory items that are intended to increase awareness of our brand and our products. We also selectively use croslite to manufacture a variety of other non-branded products, such as spa pillows and kayak seats, which are marketed to original equipment manufacturers.

Footwear

        A key differentiating feature of our footwear products is croslite, which is uniquely suited for comfort and functionality. We have carefully formulated croslite to be of a density that creates a comfortable shoe with a high coefficient of friction, allowing for slip-resistant, non-marking footwear that is extremely lightweight. For example, a size large Beach model weighs approximately six ounces, which is significantly lighter than more traditional casual footwear products. Croslite softens as it warms to better conform to the wearer's feet. Our shoes are also non-absorbent, which makes them water resistant and virtually odor-free, and allows them to be cleaned simply with water or bleach.

        We have combined the unique properties of croslite with designs that are intended to be functional across a broad range of activities. As a result, we believe our products appeal to a wide range of consumers. We introduced crocs as a footwear brand in the U.S. with the launch of our Beach model in 2002. Based on our initial success, we made refinements to the Beach model and introduced a second generation of footwear (the Cayman, Highland and Metro models) that incorporated a broader range of sizing, provided different levels of ventilation for various climates and offered slightly different styling. We have further broadened our footwear line into new product categories, such as the Athens, a flip-flop with a soft footbed; the Nile, an open toe model designed for women; and the Islander, a deck shoe integrating a base made from croslite with a stitched leather upper.

        We currently sell our shoes in an assortment of colors, styles and sizes to provide consumers and retailers a wide variety of options at suggested retail prices ranging from $19.99 to $59.99. We have designed our shoes to offer a number of beneficial structural features to provide maximum comfort and functionality, such as Italian-designed orthotic heels, built-in arch supports and tarsal bars. We also offer models that are based on either general shoe sizing ranging from XXS through 4XL, or specific shoe sizing ranging from children's 8-9 through men's 13. This allows retailers to offer a complete range of sizes or carry a more limited number of SKUs, enabling them to tailor their offerings to their particular clientele and more efficiently allocate limited floor space.

Apparel and Accessories

        We have introduced several crocs-branded accessory items that complement the fun styling, colors and image of our footwear and that we believe will appeal to a similar demographic base. We have developed a line of crocs sunglasses that we intend to market to larger retail customers where we believe accessories will appeal to the retailer's customer base and complement the retailer's merchandising strategy for our footwear. We also intend to develop additional crocs accessories for certain targeted markets. For example, we have developed a line of lightweight, colorful kneepads made from croslite, which we are marketing to gardening retailers and hardware stores. Our strategy is to develop accessory items that benefit from our unique material and complement the market positioning of our crocs footwear.

        As part of our strategy to increase awareness of our brand, we have also introduced a line of branded logo apparel which is complementary to our footwear line and embodies the functional and fun aspects of the crocs brand. These products include t-shirts, sweatshirts, hats, beanies and socks, all of which come in various colors and prominently feature the crocs logo.

Other Products

        Croslite is well suited to a number of other applications and, in many cases, is superior to materials currently used in such applications. Foam Creations, our wholly owned subsidiary, manufactures spa pillows for the home spa market, seats and pads for use in kayaks and canoes, and scuba diving fins as croslite is highly functional for water sports products. These products employ croslite, but we do not market them under the crocs brand name.

Sales and Distribution

Domestic Distribution Sales

        In the U.S., we sell our products through over 6,500 domestic retail store locations representing over 3,400 customer accounts. Our footwear is currently sold through traditional retail channels, including specialty footwear stores, sporting goods and outdoor retailers. Sales to Dillard's accounted for approximately 12% of our revenues during the year ended December 31, 2005. No other customer accounted for more than 10% of our revenues during the year ended December 31, 2005. Our products are also sold through a variety of other specialty channels, including gift shops, independent bicycle dealers, specialty food retailers, health and beauty stores, catalogs, uniform suppliers and kiosks.

        Our domestic accounts are primarily serviced through our internal sales force and a network of independent sales representatives, who focus on selling the appropriate mix and quantity of our products to our retail accounts. They ensure our products are displayed effectively at retail locations and educate our retailers about our crocs brand and the quality of our products. We compensate our internal and independent sales representatives on a commission basis, which we believe provides them with strong incentives to promote our products. We are typically the exclusive footwear brand sold by the independent sales representatives, who may also sell complementary products, such as sunglasses or apparel, from other companies. For certain of our larger retail accounts and distributors, we manage the sales relationship through in-house sales executives rather than through independent sales representatives.

International Distribution Sales

        Outside of the U.S., we sell our products through over 1,500 international retail store locations. Our strategy is to sell through a broad range of sporting goods and department stores, as well as through specialty retailers, similar to the retail sales channels we have established in the U.S. We intend to continue to establish a direct sales presence in major foreign markets, rather than rely on distributors, which we believe will improve our margins and allow us to better control our marketing and distribution. We have established direct sales efforts in Australia, Austria, the Caribbean, France, Germany, Hong Kong, Japan, the Netherlands, Singapore, and the United Kingdom.

        We also use distributors in select foreign markets where we believe such arrangements are preferable to direct sales. In markets where we use third party distributors, these distributors purchase products pursuant to a price list and are granted the right to resell such products in a defined territory, usually a country or group of countries. Our typical distribution agreements have terms of one to four years, are terminable on 60 days' notice prior to the end of the term or on six months prior notice at any time, and require our distributors to meet a minimum sales threshold.

Retail Sales

        We are currently expanding our direct sales efforts to consumers. We believe that direct sales provide us with an opportunity to showcase our entire line of footwear, apparel and accessory offerings, and believe this strategy will serve as an important and effective means to enhance our product and brand awareness. We also believe that our direct sales initiatives require low levels of capital investment while enabling us to sell our products at retail, rather than wholesale prices, resulting in higher potential gross margins.

        Retail Sites.    As of December 31, 2005, we operated approximately 50 retail kiosks domestically and internationally located in malls and other high foot traffic areas. With bright and colorful displays, efficient use of retail space and limited initial capital investment, we believe that kiosks are an effective outlet for selling our products. Kiosks enable us to highlight a wide range of our product offering, more effectively interact with potential consumers and enhance our brand awareness among both consumers and local retailers. We plan to continue to open and operate additional kiosk sites in select, high foot traffic locations.

        Internet.    We currently offer our products domestically and internationally through our website at www.crocs.com. Our Internet presence enables us to educate consumers about our products and brand. As we expand our international marketing efforts, we intend to create local websites targeting consumers in each major market we enter.

Distribution and Logistics

        In July 2005, we engaged Expeditors International of Washington, Inc., a global supply chain management and logistics provider, to operate our warehouse, distribution and fulfillment process for a significant portion of our domestic sales. Expeditors operates a distribution center in Aurora, Colorado through which we distribute a substantial portion of our products in the U.S. We have negotiated the use of up to 320,000 square feet of the distribution center to accommodate fluctuations in our inventory. We do not have a long-term contract with Expeditors, and the relationship may be terminated at will on 60 days' notice by either party.

        A substantial portion of our products are shipped to Expeditors' distribution center in Aurora, Colorado. From there, Expeditors packages orders and generally ships by package express or truck to our customers, depending on size of order, customer location and availability of inventory. In select cases, large customers may receive shipments of footwear directly from the manufacturing facilities. We have additional company-operated warehouse and fulfillment operations in Canada, China, Mexico, the

Netherlands and Singapore, and are developing relationships with third parties in Australia, Japan, New Zealand and Singapore to provide such services to us. In addition, we have established a company-operated warehouse facility and customer order facility in Niwot, Colorado, and we are currently processing our Internet, accessories and apparel orders from this facility. We believe that these warehousing, distribution and fulfillment services will enable us to ship our products from facilities adjacent to our manufacturing operations directly to our customers, rather than through Expeditors' distribution facility in Colorado.

Raw Materials

        Our proprietary closed-cell resin, which we refer to as croslite, is the primary raw material used in all of our footwear and non-branded products. Croslite is also used in our crocs-branded accessory items, such as our kneepads. We have formulated croslite to offer a number of unique properties that make our material suitable for a wide range of commercial uses including those mentioned above. Our material is soft and durable and is of a density that provides a high coefficient of friction allowing our material to be slip-resistant and non-marking in addition to being extremely lightweight. Additionally, the closed-cell nature of croslite makes it resistant to the bacteria and fungus that cause shoe and foot odor. We continue to invest in research and development in order to refine our materials to enhance these properties as well as target the development of new properties for specific applications.

        Croslite is produced by compounding elastomer resins that we or one of our third party processors purchase from a major chemicals manufacturer together with certain other production inputs, such as color dyes. Other than the elastomer resins, all of the raw materials we use to produce croslite are readily available for purchase from multiple suppliers. At this time, we have identified two suppliers that produce the particular elastomer resins used in croslite. However, we may in the future identify and utilize materials produced by other suppliers as an alternative to the elastomer resins we currently use in the production of our proprietary material.

        We have historically contracted to have croslite compounded by Finproject S.p.A., or Finproject, our third party manufacturer in Italy, and we have recently begun compounding croslite at our manufacturing facility in Quebec City, Canada. We have also engaged a processor in Canada to compound a portion of our croslite requirements. We believe that in-house production of croslite will lower our production costs, reduce the risk of supply shortages from our third party processors and provide us with greater production flexibility to meet changing retail demand.

Manufacturing and Sourcing

        We operate our own production facilities in North America, and we also contract with third party manufacturers located in the U.S. and around the world. We believe our in-house manufacturing capabilities enable us to rapidly make changes to production, providing us with the flexibility to quickly respond to orders for high-demand models and colors throughout the year, while outsourcing allows us to capitalize on the efficiencies and cost benefits of using contract manufacturing.

        The process for manufacturing our footwear was developed over an eight year period of continual refinement to improve consistency, softness, durability and yield. Prior to October 2004, all of our footwear was manufactured at Foam Creations's facility in Quebec City. In the year ended December 31, 2005, we manufactured approximately 16.8% of our footwear products in our Quebec City facility and have increased our internal manufacturing capacity through our acquisition in April 2005, and subsequent expansion, of a manufacturing operation in Mexico. We obtain the remainder of our footwear products from third party manufacturers in China, Florida and Italy. In the year ended December 31, 2005, a supplier in China produced approximately 70.3% of our footwear unit volume. We have long-term contracts with third party manufacturers in Italy and Florida, but do not have a written supply agreement with our primary third party manufacturer in China. During 2006 we intend to expand our manufacturing capacity at the facility we operate in Mexico, in addition to adding third party manufacturing capacity at a facility in Romania operated by one of our existing suppliers.

        While we are currently dependent on a limited number of third party manufacturers to produce a majority of our footwear products, we have evaluated and qualified over 15 alternative third party manufacturers that have the current ability and capacity to manufacture our footwear products in the event that one or more of our current third party manufacturers were to reduce or cease production of our footwear.

        We purchase our apparel and accessories from various suppliers in the U.S. that source our products from manufacturers in Guatemala, Honduras and South Korea.

Backlog

        As of December 31, 2005, our backlog was approximately $6.7 million compared to $1.4 million as of December 31, 2004. Although orders in the backlog are subject to cancellation by customers, we have not experienced any material levels of cancellation of orders by our customers in the past. For a variety of reasons, including our short operating history, continued growth in customer demand for our products, the addition of new customers in each of our channels, the timing of production and shipments, seasonality, product mix of customer orders, and a shift toward shorter lead times for orders, backlog may not be a reliable measure of future sales for any succeeding period. In addition, our historical cancellation experience may not be indicative of future cancellation rates.

Competition

        The global casual footwear and apparel industry is highly competitive. The principal elements of competition in this industry include brand awareness, product functionality, design, quality, pricing, marketing and distribution. We believe that our unique footwear designs, croslite and our expanding product offering and distribution network position us well in the marketplace. However, some companies in the casual footwear and apparel industry have substantially greater financial, distribution and marketing resources than we have. Furthermore, the unique designs and resulting success of our footwear products have attracted new players in the market with imitation products that are similar to ours, and we face competition from these new market entrants.

Intellectual Property and Trademarks

        We rely on a combination of trademark, copyright, trade secret, trade dress and patent protection to establish, protect and enforce our intellectual property rights in our product designs, brand, materials and research and development efforts, although no such methods can afford complete protection.

        We own a variety of trademarks, including the crocs trademark, in a number of countries around the world. Our trademarks are used on all of our crocs-branded footwear, apparel and accessory products. We have registered our crocs trademark in Australia, the European Union, Japan, Mexico, New Zealand and Panama, and have registered our crocs logo as a trademark with the World Intellectual Property Office, or WIPO. As of February 7, 2006, we had 18 pending applications for our trademarks in the U.S., including an application for the crocs trademark and our crocs logo. As of February 7, 2006, we also had 180 pending trademark applications in foreign jurisdictions. Trademarks registered outside of the U.S. generally have a duration of ten years depending on the jurisdiction and are also generally subject to an indefinite number of renewals for a like period on appropriate application. We believe our trademarks are crucial to the successful marketing and sale of our products, and we intend to vigorously prosecute and defend our rights throughout the world.

        As of February 7, 2006, we had three utility patent applications and 23 design patent applications pending in the U.S., as well as one utility patent issued in the United States. We also had European Union Community Design Registrations directed to our Beach, Highland, Nile, Metro, Islander, Aspen, and a number of planned future shoe models. We also had three issued design registrations in South Korea, three issued design registrations in India, three pending design applications in Brazil, and three pending design applications in China directed to our Beach, Highland, and Nile models. We also had 78 other design applications pending directed to our Islander, Aspen, and a number of planned future shoe models in foreign jurisdictions. In addition, we had 27 utility patent applications pending in several foreign jurisdictions. We expect to continue to pursue patent protection on our inventions that are significant to our business and pursue other intellectual property protection where applicable.

        We consider the formulation of croslite used to produce our products to be a valuable trade secret. Prior to our acquisition of Foam Creations in June 2004, Foam Creations developed the formula for croslite, and we believe that they did not publish or otherwise make the formula available to third parties without the protection of confidentiality or similar agreements. Since the acquisition, we continue to protect the formula by using confidentiality agreements with our third party processors and by requiring our employees who have access to the formula to execute confidentiality agreements or to be bound by similar agreements concerning the protection of our confidential information. Neither we nor Foam Creations have attempted to seek patent protection for the formula but we are not aware of any third party that has independently developed the formula or that otherwise has the right to use the formula in their products other than Finproject. Under the terms of our supply agreement with Finproject, Finproject has certain limited rights to use croslite, which were originally negotiated in connection with our purchase of Foam Creations from Finproject's parent company. We believe the comfort and utility of our shoes depend on the properties achieved from the compounding of croslite and is a key competitive advantage for us, and we intend to vigorously protect this trade secret.

        We actively combat counterfeiting through monitoring of the global marketplace. We use our employees, sales representatives, distributors and retailers to police against infringing products by encouraging them to notify us of any suspect products and to assist law enforcement agencies. Our sales representatives are also educated on our pending patents and trade dress and assist in preventing potentially infringing products from obtaining retail shelf space. The laws of certain countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States, and therefore we may have difficulty obtaining legal protection for our intellectual property in certain jurisdictions.

Employees

        As of December 31, 2005, we employed approximately 1,130 employees. As of December 31, 2005, none of our employees were represented by a union, other than 275 of our Canadian employees who were represented by the Teamsters Union. We believe our relationship with our employees is good.

ITEM 1A. Risk Factors

        The following factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating our company and our business.

We have a limited operating history, which makes it difficult to evaluate our business and prospects.

        We commenced sales of our crocs footwear, which currently constitute a substantial majority of our sales, in 2002. As an early stage company with a limited operating history, our business is subject to all of the risks inherent in a new business enterprise, including:

  •
  products without a significant history in the market;

  •
  reliance on a small number of products;

  •
  limited manufacturing experience;

  •
  lack of established distribution channels;

  •
  a small and relatively new management team and an evolving organizational infrastructure; and

  •
  weaknesses in newly implemented or limited management information systems.

        Furthermore, we have recently experienced rapid growth, which has made our current operations and our expected future operations substantially different from our past operating history. For example, to support our growth we have added additional manufacturing capacity and have expanded our distribution and fulfillment capabilities. New manufacturing capacity that we have recently added may not meet our projections or may suffer from operating difficulties. Similarly, our outsourced distribution and fulfillment provider may not perform as we expect, and our expanded in-house fulfillment capabilities may prove difficult to manage. Our limited operating history will make it difficult for you to evaluate this growth in our business and our prospects for the future.

We have significantly expanded the nature and scope of our operations over the past two years, and if we fail to manage any future growth effectively we may experience greater difficulty in filling customer orders, declines in product quality, increases in costs or other operating difficulties.

        We have significantly expanded the nature and scope of our operations over the past two years, and we anticipate that substantial further expansion will be required to address potential growth in our customer base and new market opportunities. Prior to June 2004, we distributed in the U.S. under our crocs brand a limited range of footwear products manufactured and sold to us by Foam Creations. In June 2004, we acquired Foam Creations. Since that acquisition, we have expanded our product line, increased the number of employees and increased our production of shoes.

        The expansion of the scope and nature of our business and the growth in the number of employees, customers and other third parties with whom we have relationships and in the number of facilities we use for manufacturing, distribution, and corporate operations, have placed and will continue to place a significant strain on our management and our information systems and resources. To manage growth in our operations, we will need to increase the number of people we employ, upgrade or replace our existing financial and reporting systems as well as improve our business processes and controls. Failure to effectively manage growth could result in greater difficulty in completely filling customer orders, declines in product quality or increases in costs or other production and distribution difficulties, any of which could adversely impact our business performance and operating results.

The popularity of our crocs footwear may not continue to grow as rapidly as it has in the recent past or may decline, which would have a negative impact on our sales and results of operations.

        Our recent growth is substantially attributable to sales of crocs footwear, which represented approximately 94.4% of our revenues in the year ended December 31, 2005. We expect that footwear will constitute our principal product line for the foreseeable future. The footwear industry is subject to rapidly changing consumer demands and preferences and fashion trends, and our crocs footwear may not remain popular or we may fail to develop additional models that appeal to consumers. If the popularity of our crocs footwear declines or does not expand in the future, we may experience, among other things:

  •
  lower sales;

  •
  loss of retail customers;

  •
  excess inventories;

  •
  inventory markdowns and discounts provided to retailers;

  •
  deterioration of our brand image; and

  •
  lower gross and operating margins.

        Given the limited history of our crocs brand, it is especially difficult to evaluate whether our products will hold long-term consumer appeal.

We are dependent on sales of a small number of products and the absence of continued market demand for these products would have a significant adverse effect on our operating results.

        We generated approximately 94.4% of our revenues for the year ended December 31, 2005 from sales of our crocs footwear, which currently consists of 11 models, plus children's versions of two of our models. Sales of our Beach model accounted for approximately 60.9% of our footwear revenues in the year ended December 31, 2005. Most of our crocs footwear models are developed from the same base design as our Beach model, and we expect to continue to derive a substantial portion of our revenues from these models or related products in the foreseeable future. Because we are dependent on a line of footwear models that have substantial similarities, factors such as changes in consumer preferences and general market conditions in the footwear industry may have a disproportionately greater impact on us than on our competitors. In addition, other footwear companies have introduced products that are substantially similar to our footwear models, which may reduce sales of our footwear products. In the event that consumer preferences evolve away from our footwear models or from casual lifestyle footwear in general, or our retail customers purchase similar products sold by our competitors, the resulting loss of sales, increase in inventories and discounting of our products are likely to be significant, and this could have a material and adverse impact on our business and operations.

Expanding our crocs footwear product line may be difficult and expensive, and if we are unable to successfully continue such expansion, our brand may be adversely affected, and we may not achieve our planned sales growth.

        Our growth strategy is founded primarily on the continued growth in sales of crocs footwear, and we intend to continue to expand the number of models offered in our crocs footwear product line to broaden the appeal of our products to consumers. To successfully expand our footwear product line, we must anticipate, understand and react to the rapidly changing tastes of footwear consumers and provide appealing merchandise in a timely manner. New footwear models that we introduce may not be successful with consumers or our brand may fall out of favor with consumers. If we are unable to anticipate, identify or react appropriately to changes in consumer preferences, we may not grow as fast as we plan or our sales may decline, and our brand image and operating performance may suffer.

        Furthermore, achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general and administrative expense, and there can be no assurance that we will have the resources necessary to undertake such efforts. Material increases in our selling, general and administrative expense could adversely impact our results of operations.

        We may also encounter difficulties in producing new crocs footwear models that we did not anticipate during the development stage. Our development schedules for new products are difficult to predict and are subject to change as a result of shifting priorities in response to consumer preferences and competing footwear products. Once we have begun to design a new model, it can take six to nine months to progress to full production because of the need to fabricate new molds and to implement modified production tooling and revised manufacturing techniques. If we are not able to efficiently manufacture newly-developed products in quantities sufficient to support retail distribution, we may not be able to recoup our investment in the development of new models, and we would continue to be subject to the risks inherent in having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new model may depend on our product pricing. We have a limited history of introducing new products, and we may set the prices of new models too high for the market to bear. Failure to gain market acceptance for new footwear products that we introduce could impede our growth, reduce our profits, adversely affect the image of our brands, erode our competitive position and result in long term harm to our business.

We will incur significant time and expense in documenting, testing and certifying our internal control over financial reporting, and any deficiencies in our financial reporting or internal controls could adversely affect our business and the price of our common stock.

        SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. Our independent auditors will be required, beginning with our Annual Report on Form 10-K for our fiscal year ending on December 31, 2007, to attest to our officers' assessment of our internal controls. This process generally requires significant documentation of policies, procedures and systems, review of that documentation by our internal accounting staff and our outside auditors, and testing of our internal control over financial reporting by our internal accounting staff and our outside auditors. Documentation and testing of our internal controls, which we have only undertaken to a limited extent in the past, will involve considerable time and expense, and may strain our internal resources and have an adverse impact on our costs.

        During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by SEC rules for certification of our internal control over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC any significant deficiencies or material weaknesses in our system of internal controls. The existence of such material weaknesses would preclude management from concluding that our internal control over financial reporting is effective and would preclude our independent auditors from issuing an unqualified opinion that internal controls are effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal control over financial reporting it may negatively impact our business, results of operations and reputation.

Our current management information systems are insufficient for the growth of our business, and planned system improvements may not be successfully implemented on a timely basis or be sufficient for our growing business.

        We do not have an integrated management information system. For certain business planning, finance and accounting functions, we rely on manual processes that are difficult to control and are subject to human error. We expect to use approximately $4.5 million of the net proceeds from the IPO to upgrade our financial reporting systems and to implement new information technology systems to better track our business, streamline our financial reporting, and improve our internal controls. We may experience difficulties in transitioning to our new or upgraded systems, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, our management information systems will require modification and refinement as we grow and our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems to respond to changes in our business needs, our ability to properly run our business could be adversely affected.

Sales of our products are likely to be subject to seasonal variations, which could increase the volatility of the price of our common stock.

        The footwear industry generally is characterized by significant seasonality of sales. Due to the growth in sales of our products in the past two years we cannot assess with certainty the degree to which sales of our footwear products will be subject to seasonal variation, but a majority of our footwear is more suited for fair weather use, so we expect some degree of seasonality in the future. Our revenues for the three months ended December 31, 2005 were approximately 12% lower than our revenues for the three months ended September 30, 2005, and we believe that the decline was primarily attributable to seasonal declines in demand for our products. In addition, extended periods of unusually cold weather during the spring and summer could reduce demand for our footwear. Seasonal variations in consumer demand may result in fluctuations in our results of operations from quarter to quarter, and the effect of favorable or unfavorable weather on sales may be significant enough to materially affect our quarterly results. Wide variations in our quarterly operating results may increase the volatility of the price of our common stock.

Because we depend on third party manufacturers, we face challenges in maintaining a sufficient supply of goods to meet sales demand, and we may experience interruptions in our supply chain. Any shortfall in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.

        In the year ended December 31, 2005, third party manufacturers produced approximately 78.1% of our footwear products as measured by number of units, and one such manufacturer produced approximately 70.3% of our footwear products. Currently, we have footwear manufacturing arrangements with third party manufacturers located in China, Florida and Italy. We depend on these manufacturers' ability to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over the third party manufacturers, so we may be unable to obtain timely delivery of acceptable products.

        In addition, we do not have long-term supply contracts with most of these third party manufacturers, including the third party manufacturer that produced the majority of our footwear products in the year ended December 31, 2005, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third party manufacturers. We may not be able to offset any interruption or decrease in supply of our products by increasing production in our company-operated manufacturing facilities due to capacity constraints, and we may not be able to substitute suitable alternative third party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations.

Our business could suffer if our third party manufacturers violate labor laws or fail to conform to generally accepted ethical standards.

        We generally require our third party manufacturers to meet our standards for working conditions and other matters before we are willing to place business with them. As a result, we may not always obtain the lowest cost production. Moreover, we do not control our third party manufacturers or their respective labor practices. If one of our third party manufacturers violates generally accepted labor standards by, for example, using forced or indentured labor or child labor, failing to pay compensation in accordance with local law, failing to operate its factories in compliance with local safety regulations, or diverging from other labor practices generally accepted as ethical, we likely would cease dealing with that manufacturer, and we could suffer an interruption in our product supply. In addition, such a manufacturer's actions could result in negative publicity and may damage our reputation and the value of our brand and discourage retail customers and consumers from buying our products.

We manufacture a portion of our crocs products, and any difficulties or disruptions in our manufacturing operations could adversely affect our sales and results of operations.

        We produce some of our products at our company-operated manufacturing facilities in Canada and Mexico. In the year ended December 31, 2005, we produced approximately 16.8% of our crocs footwear production at our Canadian facility, and we recently commenced production at our company-operated facility in Mexico. The manufacturing of our products from our proprietary closed-cell resin, which we refer to as croslite, requires the use of a complex process, and we may experience difficulty in producing footwear that meets our high quality control standards. We will be required to absorb the costs of manufacturing and disposing of products that do not meet our quality standards. These costs are primarily incurred in connection with the initial production of new products, although we may also experience increases in training costs when we initiate production of new products. Additionally, we may incur increased costs as a result of the introduction of new manufacturing equipment such as molds and injection molding machines. Any increases in our manufacturing costs could adversely impact our margins. Furthermore, our manufacturing capabilities are subject to many of the same risks and challenges noted above with respect to our third party manufacturers, including our ability to scale our production capabilities to meet the needs of our customers, and our manufacturing may be disrupted for reasons beyond our control, including work stoppages, fires, earthquakes, floods or other natural disasters. Any disruption to our manufacturing operations will hinder our ability to deliver products to our customers in a timely manner, and could have a material and adverse effect on our business.

        We established our own manufacturing facility in Mexico by acquiring the assets of an existing footwear manufacturer in April 2005, and subsequently added capacity at our adjacent facility that we leased. Prior to April 2005, we had never independently established our own manufacturing facility, and this newly-established facility may not be as efficient or as productive as our other company-operated or third party manufacturing operations. Moreover, the expansion of our company-operated manufacturing capabilities will increase our fixed cost base, and could adversely impact our margins and results of operations in the event our sales decline or do not continue to grow.

We depend on a limited number of suppliers for key production materials, and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.

        We depend on a limited number of sources for the primary materials used to make our crocs footwear. We source the elastomer resins that constitute the primary raw materials used in compounding croslite, which we use to produce our footwear products, from one supplier. We do not have any formal purchase agreement with the provider of the elastomer resins, and we purchase these elastomer resins on a purchase order basis. If the supplier we rely on for elastomer resins were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production cycle, if at all. We may also have to pay materially higher prices in the future for the elastomer resins or any substitute materials we use, which would increase our production costs and could have a materially adverse impact on our margins and results of operations.

        Additionally, a single third party processor in Italy compounded all of the croslite we used in producing crocs footwear in 2004, and we expect that this third party processor will continue to provide at least a majority of our requirements for the foreseeable future. Although we have arranged for another third party processor to compound croslite and we began compounding croslite at Foam Creations's facility in Quebec City, Canada in 2005, the compounding process is complex and difficult to perfect on a large scale, and neither we nor our new third party processor may be able to compound meaningful quantities of croslite suitable for use in our products.

        If we are unable to obtain suitable elastomer resins or if we are unable to procure sufficient quantities of croslite, we may not be able to meet our production requirements in a timely manner. Such failure could result in lost potential sales, delays in shipments to customers, strained relationships with customers and diminished brand loyalty.

If we are unable to assimilate our new managers and recruit and retain key personnel necessary to operate our business, our ability to successfully develop and market our products may be harmed.

        Several of our executive officers have recently joined us and therefore have limited experience in managing our company. For example, we hired Ronald Snyder, our President and Chief Executive Officer, in June 2004, and Caryn Ellison, our Chief Financial Officer and Vice President—Finance, in November 2004 and, on February 2, 2006, we hired Peter Case as our Senior Vice President—Finance, and a new corporate controller, each of whose appointment became effective on February 6, 2006. We may experience difficulty assimilating our recently hired managers, which may adversely impact our business. It is possible that the changes to our finance and accounting staff will hamper, rather than aid, our efforts to improve our internal control over financial reporting due to, among other things, the time and effort required to integrate the new employees. Furthermore, we are now subject to SEC reporting obligations and if these new employees are not properly integrated into our finance and accounting staff, we may be unable to adequately address our SEC reporting obligations.

        To expand our business we will also need to attract, retain and motivate highly skilled design, development, management, accounting, sales, merchandising, marketing and customer service personnel. We plan to hire additional personnel in all areas of our business. Competition for many of these types of personnel is intense. As a result, we may be unable to successfully attract or retain qualified personnel. Additionally, any of our officers or employees can terminate their employment with us at any time, and we do not maintain key person life insurance on any of our employees, including any member of our management team. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

We rely on a single third party for a significant portion of our warehouse, distribution and fulfillment operations. If this party is unwilling or unable to continue providing services to us, our business could be materially harmed.

        We engaged Expeditors International of Washington, Inc. in July 2005 to operate our warehouse, distribution and fulfillment process for a significant portion of our domestic sales. We are dependent on Expeditors to manage inventory, process orders and distribute products to our customers in a timely manner. We do not have a long-term contract with Expeditors and they may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. Any disruption in our relationship with Expeditors could cause significant delays in the fulfillment of our customers' orders, and we may not be able to locate another distributor that can provide comparable warehouse, distribution and fulfillment services in a timely manner or on acceptable commercial terms. Additionally, any serious disruption to the services provided to us by Expeditors could harm our ability to supply products to our customers, including:

  •
  damage or destruction to Expeditors's warehouse and distribution center used for our products due to fire, earthquake or any other natural disaster;

  •
  work stoppages, disputes or difficulties between Expeditors and its employees;

  •
  malfunctions in Expeditors's information systems; or

  •
  disruptions in Expeditors's shipping channels.

        In the event that the distribution of our products by Expeditors is interrupted for any reason, our business may be materially and adversely affected.

We are in the process of establishing our own warehouse, distribution and fulfillment capabilities, and are also developing relationships with additional third parties to conduct similar services for us. Any additional expenses incurred in connection with, or any disruption in the supply of our products that is caused by, such changes in our logistical infrastructure could adversely affect our business.

        We have recently established a company-operated warehouse and order processing and customer order facility in Niwot, Colorado that manages all Internet, apparel and accessories orders and shipments. We have established or are in the process of establishing additional company-operated warehouse and fulfillment operations in Mexico, China, Canada, the Netherlands and Singapore and are developing relationships with third parties in Australia, Japan and New Zealand to provide such services to us. We believe these warehousing, distribution and fulfillment services will enable us to ship our products from the facilities that manufacture our products directly to our customers, rather than remaining dependent on Expeditors's distribution facility in Colorado. The transition from Expeditors to another vendor or to a company-operated warehousing, distribution and fulfillment operation could result in significant delays and disruptions in the supply of our products and could require that we make significant additional expenditures that may adversely impact our operating results.

        Moreover, until recently we had never engaged in the warehousing of our products or provided order fulfillment for our retail customers or consumers. As such, we cannot ensure that we will be able to successfully conduct these activities, or that other third parties will be able to conduct these activities for us in a satisfactory manner. Additionally, these warehouse, distribution and fulfillment operations subject us to many of the same risks that our current relationship with Expeditors does, as noted above. In the event that we or a third party are unable to conduct warehousing, distribution and fulfillment activities in a cost effective, timely, and accurate manner, the distribution of our products may be adversely affected, which could result in harm to our relationships with our retail customers and consumers, a reduction in demand for our products, and additional expenses to us.

We face significant competition and if we are unable to compete effectively, sales of our products may decline and our business could be harmed.

        The footwear industry is highly competitive. Recent growth in the market for casual footwear has encouraged the entry of new competitors into the marketplace and has increased competition from established companies. Some of our competitors are offering products that are substantially similar, in design and materials, to our crocs-branded footwear. In addition, access to offshore manufacturing is also making it easier for new companies to enter the markets in which we compete.

        Our competitors include most major athletic and footwear companies, branded apparel companies and retailers with their own private labels. A number of our competitors:

  •
  have significantly greater financial resources than we have;

  •
  have more comprehensive product lines than ours;

  •
  have broader market presence than we have in, or have their own, retail outlets;

  •
  have longer-standing relationships with retailers than we have;

  •
  have a longer operating history than ours;

  •
  have greater distribution capabilities than we have;

  •
  have stronger brand recognition than we have; and

  •
  spend substantially more on product advertising and sales than we do.

        Our competitors' greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. If we fail to compete successfully in the future, our sales and profits may decline, our financial condition may deteriorate and the market price of our common stock is likely to fall.

If we are unable to establish and protect our trademarks and other intellectual property rights, competitors may sell products that are substantially similar to our crocs footwear, or may produce counterfeit versions of our products, and such competing or counterfeit products could divert sales and may damage our brand image.

        We believe our trademarks, trade names, copyrights, trade secrets, issued and pending patents, trade dress and designs are valuable and integral to our success and competitive position. From time to time, we have identified competitors selling products that are very similar in design to certain of our crocs footwear models, and that are manufactured from what may be comparable materials to our products. We believe that some of these products may infringe our intellectual property rights. Given the increased popularity of our crocs brand, we believe there is a high likelihood that counterfeit products or other products infringing on our intellectual property rights will continue to emerge, seeking to benefit from the consumer demand for crocs footwear. In order to protect our brand, we may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we are able to do so. In addition, enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, particularly in some foreign countries, which could make it easier for competitors to capture market share. Intellectual property rights may also be unavailable or limited in some foreign countries. Furthermore, our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. If we are unsuccessful in protecting and enforcing our intellectual property rights, continued sales of such competing products by third parties could harm our brand and adversely impact our business, financial condition and results of operations.

        We have registered crocs as a trademark for footwear in Australia, the European Union, Japan, Mexico, New Zealand and Panama. We have also applied to register crocs and the crocs logo as trademarks in 36 jurisdictions around the world, including the U.S., but such applications have not been approved and are currently pending. In addition, we have recently extended the scope of our trademark registrations and applications for both the crocs mark and logo to cover non-footwear products such as sunglasses, goggles, knee pads, watches, luggage, and some of our Internet sales activities. Although we believe that we have applied for trademark registrations in all jurisdictions where we are doing or intend to do business, there is a possibility that we have not applied to register the crocs mark, the company logos, the individual brand names for our products or our marketing slogans in countries where we will do business in the future, and we have elected not to apply for trademark registrations for some marks in some jurisdictions. Furthermore, we may not obtain trademark registrations in connection with any applications that we file, and trademark protection, whether registered or common law, may not be available in every country in which we offer or intend to offer our products. Failure to adequately protect our trademark rights could damage or even destroy our crocs brand, expose us to trademark liability and impair our ability to compete effectively. In addition, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

        We believe our success may be enhanced by our ability to obtain and enforce patent protection for our products, and therefore have elected to pursue patent protection for our products in the U.S. and other countries. Currently, we have been issued one Community Design Registration and three Community Multiple Design Registrations in the European Union covering a total of ten shoe designs. Three of our shoe designs have also received registrations in South Korea and India and we have recently been issued one utility patent in the U.S., but we have not been granted any other utility patents or design patents in the U.S. or any utility patents or additional design registrations in other countries. We do not know whether any of our pending or future patent applications will result in the issuance of patents, and competitors may challenge the validity or scope of our issued patent, or our registered designs or patent applications that proceed to issuance. We cannot predict how the patent claims in our issued patent, or any patents issued from any pending or future patent application, will be construed, and such patents may not provide us with the ability to prevent the development, manufacturing, and/or marketing of competing products, or may be challenged by third parties on the basis of validity and enforceability.

        We also rely on trade secrets, confidential information and other unpatented proprietary information, related to, among other things, the formulation of croslite and product development, especially where we do not believe patent protection is appropriate or obtainable. Using third party manufacturers may increase risk of misappropriation of our trade secrets, confidential information and other unpatented proprietary information. The agreements we use to try to protect our intellectual property, confidential information and other unpatented proprietary information may not effectively protect such intellectual property and information and may not be sufficient to prevent unauthorized use or disclosure of such trade secrets and information. A party to one of these agreements may breach the agreement and we may not have adequate remedies for such breach. As a result, our trade secrets, confidential information and other unpatented proprietary information may become known to others, including our competitors. Furthermore, as with any trade secret, confidential information or other proprietary information, our competitors and other third parties, may independently develop or discover such trade secrets and information, which would render them less valuable to us.

Third parties may claim that we are infringing their intellectual property rights, and such claims may be costly to defend, may require us to pay licensing fees, damages, or other amounts, and may prevent, or otherwise impose limitations on, the manufacture, distribution or sale of our products.

        From time to time, third parties may claim that we are infringing on their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of the intellectual property rights of others that may cover some of our technology or products. If we are forced to defend against such third party claims, whether or not such claims are resolved in our favor, we could encounter expensive and time consuming litigation which could divert our management and key personnel from business operations. Further, if we are found to be infringing on the intellectual property rights of others, we may be required to pay damages or ongoing royalty payments, or comply with other unfavorable terms. Additionally, if we are found to be infringing on the intellectual property rights of others, we may not be able to obtain license agreements on terms acceptable to us, and this may prevent us from manufacturing, marketing or selling our products. Thus, such third party claims may significantly reduce the sales of our products or increase our cost of goods sold. Any such reductions in sales or cost increases could be significant, and could have a material and adverse affect on our business.

Our financial success may be limited to the strength of our relationships with our retail customers and to the success of such retail customers.

        Our financial success is significantly related to the willingness of our retail customers to continue to carry our products and to the success of such customers. We do not have long term contracts with any of our retail customers, and sales to our retail customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our retail customers' orders in a timely manner, the sales of our products and our relationships with those customers may suffer, and this could have a material adverse effect on our product sales and ability to grow our product line.

        In the year ended December 31, 2005, our ten largest retail customers accounted for approximately 34% of our revenues, with Dillard's, our largest customer for the period, accounting for approximately 12% of our revenues. If any of our major retail customers experiences a significant downturn in their business or fails to remain committed to our products or brand, then these customers may reduce or discontinue purchases from us. In addition, we extend credit to our customers based on an evaluation of each customer's financial condition. If a significant customer to whom we have extended credit experiences financial difficulties, our bad debt expense may increase relative to revenues in the future. Any significant increase in our bad debt expense relative to revenues would adversely impact our net income and cash flow and could affect our ability to pay our own obligations as they become due.

        Furthermore, many of our retail customers compete with each other, and if they perceive that we are offering their competitors better pricing and support, they may reduce purchases of our products. In addition, we compete directly with our retail customers by selling our products to consumers via the Internet and through our company-operated kiosks. If our retail customers believe that our direct sales to consumers divert sales from their stores, this may weaken our relationships with such customers and cause them to reduce purchases of our products.

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers' orders, either of which could adversely affect our business.

        The footwear industry is subject to cyclical variations and declines in performance, as well as fashion risks and rapid changes in consumer preferences, the effects of weather, general economic conditions and other factors affecting demand. These factors make it difficult to forecast consumer demand, and if we overestimate demand for our products, we may be forced to liquidate excess inventories at a discount to customers, resulting in markdowns and lower gross margins. Conversely, if we underestimate consumer demand, we could have inventory shortages, which can result in lost potential sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. Moreover, because our product line is limited, we may be disproportionately affected by cyclical downturns in the footwear industry, changes in consumer preferences and other factors affecting demand, which may make it more difficult for us to accurately forecast our production needs, exacerbating these risks. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our business and results of operations.

We may fail to successfully expand our distribution network or introduce our products internationally, and this may cause our results of operations to fall short of expectations.

        As part of our growth strategy, we plan to expand our distribution network and expand the sales of our products into new locations internationally. Successfully executing this strategy will depend on many factors, including:

  •
  the strength of the

  crocs brand and competitive conditions in new markets that we attempt to enter;

  •
  our ability to attract and retain qualified distributors or agents or to develop direct sales channels;

  •
  our ability to use and protect the

  crocs brand, and our other intellectual property, in these new markets and territories; and

  •
  our ability to successfully enter and compete in markets and territories, especially internationally, where we have little distribution experience and where our crocs brand is not well known.

        If we are unable to successfully expand our distribution channels and sell our crocs-branded products internationally, our business may fail to grow, our brand may suffer and our results of operations may be adversely impacted.

We can issue shares of preferred stock without stockholder approval, which could adversely affect the rights of common stockholders.

        Our restated certificate of incorporation permits us to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of our preferred stock and to issue such stock without approval from our stockholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that we may issue in the future. In addition, we could issue preferred stock to prevent a change in control of our company, depriving common stockholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

Our restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of an investment in our stock.

        Our restated certificate of incorporation, amended and restated bylaws and Delaware corporate law each contain provisions that could delay, defer or prevent a change in control of our company or changes in our management. Among other things, these provisions:

  •
  authorize us to issue preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;

  •
  do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

  •
  prohibit stockholders from calling special meetings of stockholders;

  •
  prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

  •
  allow the authorized number of directors to be changed only by resolution of the board of directors;

  •
  establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted on by stockholders at a meeting; and

  •
  classify our board of directors so that only some of our directors are elected each year.

        These provisions could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions, which may prevent a change of control or changes in our management that a stockholder might consider favorable. In addition, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of us. Any delay or prevention of a change of control or change in management that stockholders might otherwise consider to be favorable could cause the market price of our common stock to decline.

ITEM 1B. Unresolved Staff Comments

        Not Applicable.

ITEM 2. Properties

        Our principal executive and administrative offices and internet distribution center are located at 6273 Monarch Park Place, Niwot, Colorado. We also operate a 76,000 square foot manufacturing facility in Quebec City, Canada, a 115,000 square foot manufacturing facility in Purísima del Rincón, Mexico and a 55,000 square foot warehouse in Rijswijk, the Netherlands. We lease, rather than own, all of our facilities and our leases will all expire in 2007. Our distribution center, which is owned and operated by Expeditors International of Washington, Inc., our third party logistics provider, is located in Aurora, Colorado. We consider our facilities to be suitable for our needs.

        The general location, use and approximate size of our principal properties are given below:

Location	Use	Approximate Square Feet
Niwot, Colorado	Corporate offices/warehouse	49,000
Purísima del Rincón, Mexico	Manufacturing facility	115,000
Quebec City, Canada	Manufacturing facility	76,000
Rijswijk, the Netherlands	Warehouse	55,000

        We also maintain small branch sales offices in Hong Kong, Tokyo, Melbourne, Singapore and The Hague. All of these sales offices are leased. We enter into short-term leases for kiosks domestically and internationally with fixed monthly rents subject to certain covenants with contingent rents based on percentage of revenues.

ITEM 3. Legal Proceedings

        In January 2005, we filed a lawsuit, through Foam Creations, against Holey Soles Holdings Ltd. in the Federal Court of Canada, Trial Division, in Toronto, Canada. The complaint alleges trademark and copyright infringement relating to the design of some of their shoe models. We believe that we own all copyrights associated with our Beach footwear model and that the design of the Beach model has developed a substantial reputation and goodwill in Canada. Holey Soles offers footwear that is identical in style and visual appearance in every material respect to our Beach model, and we believe Holey Soles has infringed our intellectual property rights. We are seeking a permanent injunction with respect to any further acts of infringement of our intellectual property, as well as damages and attorneys' fees.

        In August 2005, Holey Soles filed a lawsuit against us in the United States District Court for the Southern District of New York. Holey Soles seeks a declaratory judgment that we do not have any valid copyright or trade dress rights with respect to the design of our footwear. In addition, Holey Soles seeks a declaratory judgment that the manufacture, sale and distribution of its footwear products does not constitute unfair competition and does not infringe on our copyrights or trade dress rights. We have filed a motion to dismiss the action or, in the alternative, to transfer the action to the United States District Court for the District of Colorado. We do not expect the ultimate resolution of this matter will have a material adverse impact on our business.

        Although we are subject to litigation from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe will have a material adverse impact on our business.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock, par value $0.001, is listed on the Nasdaq National Market under the stock symbol "CROX" and has been so listed since February 8, 2006, when it was first listed in connection with our initial public offering. We have no public trading history prior to February 8, 2006. The initial public offering price of our common stock on February 8, 2006 was $21.00 per share.

Holders

        The approximate number of stockholders of record of our common stock was 156 as of February 28, 2006. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

        We have never declared or paid cash dividends on our common equity. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with covenants under any existing financing agreements, which may restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Use of Proceeds from Sales of Registered Securities

        On February 13, 2006, we closed an initial public offering of our common stock consisting of 11,385,000 shares of common stock. Of these shares, 4,950,000 were newly issued shares sold by us and 6,435,000 were existing shares sold by the selling stockholders, including 1,485,000 shares pursuant to an exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-127526), which the SEC declared effective on February 8, 2006. Piper Jaffrey & Co. and Thomas Weisel Partners, LLC acted as managing underwriters.

        The public offering price was $21.00 per share and $239.1 million in the aggregate. Underwriting discounts and commissions were $1.42 per share and $16.2 million in the aggregate. Proceeds before expenses to us were $19.58 per share and $96.9 million in the aggregate. Proceeds, before expenses, to the selling stockholders were $19.58 per share and $126.0 million in the aggregate.

        We did not receive any of the proceeds from the sale of shares by selling stockholders or on any exercise of the underwriters' over-allotment option. The net proceeds received by us in the offering were $96.9 million as follows:

Aggregate offering proceeds to the Company	$103.9 million
Underwriting discounts and commissions	7.0 million
Finders fees	-0-

Total expenses (estimated)	7.0 million

Net proceeds to the Company	$96.9 million

        We used approximately $9.7 million of the proceeds from the offering to repay all amounts outstanding under our revolving credit facility and Canadian bank loans, $3.5 million to expand and upgrade our existing information technology systems and the remaining proceeds for general corporate purposes including capital investment and working capital.

Conversion of Membership Units to Shares of Common Stock

        In February 2004, we reclassified all of the outstanding membership interests and non-voting profit sharing interests of our predecessor limited liability company held by eight employees and investors by converting such interests into 72,000 Class A and Class B membership units. In connection with our conversion from a limited liability company to a corporation, on January 4, 2005, we converted all of the outstanding Class A and Class B membership units of our predecessor company into 24,981,454 shares of our common stock and all of the outstanding Class C membership units of our predecessor company into 7,452,492 shares of our Series A preferred stock. These conversions were determined by our management to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) or in reliance on Section 4(2) of the Securities Act because the issuance of securities to the recipients on conversion did not involve a public offering.

Recent Sales of Unregistered Securities

        On March 1, 2005, we issued 233,620 shares of our common stock as compensation to a consultant for services valued at $360,438.

        On April 27, 2005, we granted the right to receive 1,717,342 shares of our common stock in the future to employees and executive officers under our 2005 Equity Incentive Plan pursuant to restricted stock award agreements. The recipients of these awards will be issued the shares as compensation for services at various dates in the future and will not be required to pay a purchase price for the shares.

        Between June 29, 2005 and July 1, 2005, we issued 427,992 shares of our common stock as compensation to employees, executive officers and consultants pursuant to the terms of restricted stock award agreements for services valued at $2,125,120 in the aggregate.

        On September 1, 2005, we issued 70,086 shares of our common stock as compensation to an employee and an executive officer pursuant to the terms of restricted stock award agreements for services valued at $501,100 in the aggregate.

        On October 1, 2005, we issued 137,097 shares of our common stock as compensation to an employee and two executive officers pursuant to the terms of restricted stock award agreements for services valued at $1,472,950 in the aggregate.

        On each of November 1, 2005 and December 1, 2005 we issued 4,868 shares of our common stock to our chief executive officer as compensation for services pursuant to the terms under a restricted stock award agreement. The shares were valued at $204,456 in the aggregate.

        We believe the offers, sales and issuances of our equity securities described above were exempt from registration under the Securities Act in reliance on Rule 701 because the transactions were under compensatory benefit plans and contracts relating to compensation as provided under such rule or in reliance on Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of such equity securities were our employees, directors or bona fide consultants and received the securities as compensation for services. Appropriate legends have been affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Securities Authorized for Issuance under Equity Compensation Plans

        As shown in the table below, as of December 31, 2005, we reserved 2,923,754 shares of common stock for future issuance on exercise of outstanding options under equity compensation plans.

	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders(1)	1,638,844	$6.33	4,201,656	(3)
Equity compensation plans not approved by stockholders(2)	1,284,910	1.02	—

(1)
On April 27, 2005, our board of directors adopted the 2005 Equity Incentive Plan, referred to as the 2005 Plan. On January 10, 2006, our board of directors amended the 2005 Plan to increase the number of shares of our common stock available for issuance under the 2005 Plan from 5,840,500 shares to 7,008,600 shares. The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees, and nonstatutory stock options, restricted stock, performance units, and other stock based awards to our employees, directors, and consultants.

(2)
Represents non-plan stock options granted to our officers, directors and employees prior to the adoption of the 2005 Equity Incentive Plan.

(3)
Includes 1,072,433 shares of common stock reserved for issuance under our 2005 Plan to employees and consultants in the future under restricted stock award agreements.

ITEM 6. Selected Financial Data

        The following table presents selected historical financial data of Crocs, Inc. and subsidiaries for each of the years in the four-year period ended December 31, 2005. We were founded in 1999 but did not commence operations until 2002, when we began selling footwear in the U.S. As a result, there were no material operations prior to 2002. This data was derived from our audited consolidated financial statements and reflects our operations and financial position at the dates and for the periods indicated, with the exception of the summary financial data presented below under the heading "Consolidated Balance Sheet Data" as of and for the year ended December 31, 2002, which was derived from our unaudited consolidated financial statements. The information in this table should be read with the consolidated financial statements and accompanying notes and other financial data included herein.

	Year Ended December 31,
	2002(1)	2003	2004(2)	2005(2)
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data
Revenues	$24	$1,165	$13,520	$108,581
Cost of sales (including stock-based compensation expense of $—, $—, $— and $84 respectively)	16	891	7,162	47,773

Gross profit	8	274	6,358	60,808
Operating Expenses
Selling, general and administrative (including stock-based compensation expense of $240, $356, $1,792 and $4,673 respectively)	453	1,471	7,929	33,916

Income (loss) from operations	(445)	(1,197)	(1,571)	26,892
Interest expense	—	3	47	611
Other (income) expenses—net	—	—	19	(8)

Income (loss) before income taxes	(445)	(1,200)	(1,637)	26,289
Income tax expense (benefit)	—	—	(143)	9,317

Net income (loss)	(445)	(1,200)	(1,494)	16,972
Dividend on redeemable convertible preferred shares(3)	—	—	142	275

Net income (loss) attributable to common stockholders	$(445)	$(1,200)	$(1,636)	$16,697

Income (loss) per common share:
Basic	$(0.05)	$(0.06)	$(0.07)	$0.51
Diluted	$(0.05)	$(0.06)	$(0.07)	$0.51
Weighted average common shares:
Basic	8,288,710	20,855,385	24,641,953	25,493,577
Diluted	8,288,710	20,855,385	24,641,953	33,570,000
	As of December 31,
	2002(1)	2003	2004	2005
	(in thousands)
Consolidated Balance Sheets Data
Cash and cash equivalents	$73	$326	$1,054	$4,787
Total assets	454	1,304	16,224	78,032
Long term obligations	—	400	3,660	5,513
Redeemable common shares	—	1,800	1,800	1,800
Redeemable convertible preferred stock	—	—	5,500	5,500
Total stockholders' equity (deficit)	389	(1,642)	(3,591)	18,914

(1)
We were founded in 1999 but did not commence operations until 2002, when we began selling footwear in the United States. As a result, there were no material operations prior to 2002.

(2)
On January 4, 2005, we converted from a limited liability company to a taxable corporation. For the tax years beginning on January 1, 2005 and afterward, we will be subject to corporate-level U.S. federal, state and foreign income taxes. The statement of operations for the year ended December 31, 2005 reflects a one-time income tax benefit of $797,000 to record the net deferred tax assets at the date of conversion. The income tax benefit recognized in 2004 represents the tax benefit recognized by Foam Creations subsequent its acquisition.

(3)
Dividends accrued in 2004 were paid to holders of our Class C convertible preferred membership units. Our Class C membership units were converted into shares of our Series A preferred stock in connection with our conversion from a limited liability company to a corporation on January 4, 2005.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of the factors set forth in this report, including those set forth under Item 1A, "Risk Factors."

Overview

        We are a rapidly growing designer, manufacturer and marketer of footwear for men, women and children under the crocs brand. We have been marketing and distributing footwear products since November 2002, shortly after completing the modification and improvement of a shoe produced by Foam Creations. In June 2004, we acquired Foam Creations, including its manufacturing operations, product lines and rights to the proprietary closed-cell resin, which we refer to as croslite. All of our footwear products incorporate croslite, which enables us to produce a soft and lightweight, non-marking, slip- and odor-resistant shoe that retails at attractive price points ranging from $19.99 to $59.99. In addition to our footwear products, we recently introduced a line of crocs-branded apparel and accessory items. We also use croslite to manufacture non-branded products that we sell to original equipment manufacturers.

        On February 13, 2006, we completed an initial public offering of our common stock in which we sold 4,950,000 shares and our selling shareholders sold 6,435,000 shares. Our net proceeds from the offering totaled approximately $96.9 million, after payment of underwriters' commissions and offering expenses. We used the net proceeds from the offering to repay all amounts outstanding under our amended and restated credit facility and amounts outstanding under Foam Creations loans from the National Back of Canada and for capital expenditures related to increasing our manufacturing capacity and infrastructure improvements as well as to develop our international operations and increase our marketing activities. We did not receive any of the proceeds from the sale of shares of our common stock by the selling shareholders.

        We currently sell our crocs-branded products throughout the U.S. and in over 40 countries worldwide. Outside the U.S., we sell our products directly to retailers, or through distributors where we believe they offer a preferable alternative to direct sales. We also sell directly to consumers through our website and our company-operated kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels in the U.S., including traditional footwear retailers as well as a variety of specialty channels. As of December 31, 2005, our retail customer base in the U.S. included over 3,400 accounts that represented over 6,500 retail store locations selling our products.

        We have achieved significant growth since our inception, driven largely by the popularity of our footwear products and our ability to significantly expand the breadth and depth of our distribution network. Since we started marketing our first footwear model in November 2002, we have increased our unit volumes from 76,000 pairs of footwear sold in 2003 to 649,000 pairs of footwear sold in 2004. We sold 6.0 million pairs of footwear in the year ended December 31, 2005. As a result, our revenues have increased from $1.2 million in 2003 to $13.5 million in 2004 and $108.6 million in 2005. Our net loss for the year ended December 31, 2003 was $1.2 million compared to a loss of $1.5 million for the year ended December 31, 2004 and net income of $17.0 million for the year ended December 31, 2005. Continued growth of our revenues and profitability will depend substantially on the continued popularity of our existing footwear products, our ability to continue to introduce new models of footwear that meet the evolving demands of our retail customers and end consumers, our ability to effectively manage our sales and distribution network, and our ability to maintain sufficient product supply to meet expected growth in demand.

        We have achieved strong gross profit margins since commencing sales of our crocs footwear. For the year ended December 31, 2005, our gross profit was $60.8 million, or 56.0% of revenues, compared to $6.4 million, or 47.0% of revenues, for the year ended December 31, 2004. We believe a number of factors have contributed to our ability to achieve gross profit margins at these levels. Generally, we have not discounted the purchase price of our crocs footwear due to high levels of demand for our products. Additionally, our use of third party manufacturers as well as company-operated manufacturing facilities has allowed us to maintain a relatively low cost structure while enabling us to achieve significant production flexibility. However, gross profit margins will be affected by our ability to accurately forecast demand and avoid excess inventory, our ability to control our supply, manufacturing and distribution costs, and by changes in the mix of products we sell.

        We currently manufacture our footwear products and accessories, and all of our non-branded products for original equipment manufacturers, at Foam Creations' facility in Quebec City, Canada. We also manufacture our footwear products at our company-operated facility located in Mexico. In addition, we contract with third party manufacturers in China, Florida and Italy for the production of our footwear products, and we expect to initiate production in the first quarter of 2006 at a facility in Romania operated by one of our existing third party manufacturers. We believe our in-house production capabilities enable us to make rapid changes to manufacturing schedules, providing us the flexibility to quickly ship in-demand models and colors, while outsourcing allows us to lower our capital investment and retain the cost-effectiveness of using third party manufacturing.

        The popularity of our footwear has often resulted in our inability to produce shoes in sufficient volumes to satisfy the demands of our retail customers and consumers. We have been attempting to meet this demand by actively expanding our company-operated manufacturing capacity, as well as increasing the number of shoes produced for us by third party manufacturers. During 2006, we intend to expand our manufacturing capacity at the facility we operate in Mexico, in addition to adding third party manufacturing capacity in Romania. We also recently expanded production capacity at our third party manufacturers located in China. In the event we are successful in further growing our brand and increasing sales of our products, we will need to continue to increase our supply of raw materials and our manufacturing capacity in our company-owned and third party facilities, as well as handle increased shipments through our distribution facilities.

        We intend to continue to diversify our product line with new footwear models in order to capitalize on a growing market for casual lifestyle footwear. Successful introduction of new products will require us to identify and address changing consumer preferences and will also require us to devote additional resources to product development and marketing. In addition, in order to capitalize on what we believe to be a growing market for our products, we intend to expand our distribution network and increase sales to our existing retail customers, which will require us to expand our sales and marketing activities.

        Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. Because we use internal manufacturing as well as contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our own facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third party manufacturers. Cost of sales also includes the cost to transport these products to our facilities and all warehouse and outbound freight expenses. Our selling, general and administrative expense consists primarily of selling, marketing, wages and related payroll and employee benefit costs, travel and insurance expenses, research and development costs, depreciation, amortization, professional fees, facility expenses, bank charges and non-cash charges for stock based compensation.

        We were organized as a limited liability company and until January 4, 2005 were treated as a partnership for U.S. federal and state income tax purposes for each of the tax years ended December 31, 2003 and 2004. Under U.S. tax law, partnerships are treated as pass-through entities and are not subject to direct taxation. However, partners are subject to income tax on their allocable share of the partnership's income. On January 4, 2005, we converted from a limited liability company to a taxable corporation. For tax years beginning on January 1, 2005 and afterward, we will be subject to corporate-level U.S. federal and state and foreign income taxes.

Effect of Future Amortization of Deferred Compensation

        We adopted SFAS No. 123(R) as of January 1, 2006 using the prospective method for option grants and restricted stock issued prior to August 15, 2005, which was the date we filed a Registration Statement on Form S-1 and the modified prospective method for option grants issued after August 15, 2005. Estimated stock based compensation for 2006 related to stock options and restricted stock oustanding as of December 31, 2005 will be approximately $5.4 million.

Acquisition of Foam Creations

        Foam Creations has developed and manufactured consumer products from specialty resins since 1995. In November 2002, we began marketing and distributing in the U.S., under the crocs brand, a footwear model that was manufactured by Foam Creations. Due to the popularity of this shoe and our successful launch in the U.S., we expanded our sales infrastructure, strengthened our senior management team and developed relationships with a range of retailers in the U.S. In June 2004, we acquired Foam Creations, including its manufacturing operations, product lines and rights to the trade secrets for croslite for a total cash purchase price of $5.2 million and the assumption of $1.7 million of long-term debt. To fund our purchase of Foam Creations, we issued $5.5 million of preferred securities in connection with the acquisition. The consolidated financial statements referred to in this report reflect the acquisition of Foam Creations as of June 29, 2004, the date of acquisition.

        As a result of the acquisition, our consolidated statements of operations included amortization of intangible assets related to the acquisition. In addition, as a result of purchase accounting, the fair values of Foam Creations's assets on the date of the acquisition became their new "cost" basis. Expenses attributable to amortization of intangible assets resulting from the acquisition will continue to adversely affect our results of operations in the future. As set forth in Note 6 to the consolidated financial statements included in this report, the estimated expense of amortizing these intangible assets is approximately $1.0 million annually in 2005 through 2008, $600,000 in 2009 and $400,000 thereafter.

Seasonality

        Due to our short operating history and significant sales growth since our inception, we cannot assess with certainty the degree to which sales of our footwear products will be subject to seasonality. However, we expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. Our revenues for the three months ended December 31, 2005 were lower than our revenues for the three months ended September 30, 2005, and we believe that the decline was primarily attributable to a seasonal decline in the demand for our products. While we have introduced footwear models that are more suitable for cold weather uses, such as the Aspen, Highland and the Georgie, we expect that demand for our products, and therefore our sales, may continue to be subject to seasonal variations and significantly impacted by weather conditions, as 86.7% of shoes sold during 2005 were Beach and Cayman models, models more suitable for warm weather. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may decrease.

Results of Operations

Comparison of the Year Ended December 31, 2005 and 2004

        Revenues.    Revenues increased $95.1 million, to $108.6 million, in the year ended December 31 2005, from $13.5 million in the year ended December 31, 2004. This increase was primarily a result of significantly higher unit sales of our footwear products, which increased to 6.0 million pairs for the year ended December 31, 2005, from 649,000 pairs for the year ended December 31, 2004. The higher unit sales resulted from an increase to 8,000 retail stores domestically and internationally selling our products and stronger sales to our existing customers. During the year ended December 31, 2005, our results included revenues of $5.2 million from sales by Foam Creations. Revenues from sales by Foam Creations that were included in our results of operations for the date of acquisition to December 31, 2004 were $2.7 million. We expect our sales to continue to grow and our revenues to increase as we enter new markets and introduce new products. In addition, our revenues from sales outside of North America were $5.8 million in the year ended December 31, 2005 and we expect our revenues from international sales to increase in the future.

        Gross profit.    Gross profit increased $54.4 million, to $60.8 million, in the year ended December 31, 2005, from $6.4 million in the year ended December 31, 2004. Our gross profit margin improved to 56.0% in the year ended December 31, 2005, from 47.0% in the year ended December 31, 2004. The increase in gross profit margin was due primarily to lower unit costs resulting from the addition of a third party manufacturer located in China, partially offset by higher freight and duty costs, from which we did not obtain footwear products in the year ended December 31, 2004.

        Selling, general and administrative expense.    Selling, general and administrative expense increased $26.0 million, to $33.9 million in the year ended December 31, 2005, from $7.9 million in the year ended December 31, 2004. This increase was primarily a result of higher costs associated with increased sales volumes, including an increase in selling and marketing expenses of $6.9 million, increases in personnel expenses of $7.4 million. In addition, professional and consulting fees increased approximately $2.5 million, primarily as a result of increased legal fees, as well as settlement costs with consultants. In addition, stock-based compensation expense was $4.8 million for the year ended December 31, 2005, compared to $1.8 million for the year ended December 31, 2004. As a percentage of revenues, selling, general and administrative expense decreased to 31.2% in the year ended December 31, 2005, from 58.6% in the year ended December 31, 2004, primarily due to substantially higher revenues in 2005.

        Interest expense.    Interest expense was $611,000 in the year ended December 31, 2005, compared to $47,000 in the year ended December 31, 2004. The increase is related to the interest expense associated with the indebtedness incurred under our line of credit during 2005 and the long term debt at our subsidiary Foam Creations, which we acquired in June 2004.

        Other income/expense, net.    Other income was $8,000 in the year ended December 31, 2005, compared to expense of $19,000 in the year ended December 31, 2004, which primarily related to a minority interest associated with Foam Creations, which was acquired in June 2004 and an increase in interest income related to the increase in cash and cash equivalents.

        Income tax expense (benefit).    In the year ended December 31, 2005, income tax expense was $9.3 million, representing an effective income tax rate of 35%, compared to a benefit of $143,000 in the year ended December 31, 2004. In the year ended December 31, 2004, we were not a tax-paying entity for U.S. income tax purposes and therefore did not record any income tax expense for the U.S. entity for this period. However, we acquired Foam Creations, a Canadian corporation, in June 2004. During the period subsequent to the acquisition, Foam Creations recorded a tax benefit of $143,000. We recognized a tax benefit of $797,000 in the year ended December 31, 2005 to establish our deferred tax assets in connection with the conversion from a limited liability company to a taxable corporation.

        Dividends on redeemable convertible preferred stock.    Dividends on our outstanding redeemable convertible preferred stock were $275,000 for the year ended December 31, 2005 compared to $142,000 for the year ended December 31, 2004. We first issued equity with preferred liquidation and dividend rights in June 2004, when we sold our Class C membership units. In connection with our conversion from a limited liability company to a corporation, our Class C membership units converted into shares of our Series A preferred stock. Our Series A preferred stock provides for a dividend at the rate of five percent per annum on the initial investment amount per share. The Series A preferred stock converted into shares of our common stock in connection with the closing of the initial public offering on February 13, 2006.

Comparison of the Years Ended December 31, 2004 and 2003

        Revenues.    Revenues increased $12.3 million, to $13.5 million, in 2004 from $1.2 million in 2003, primarily as a result of higher unit sales. Sales of our footwear products increased to 649,000 pairs in 2004 from 76,000 pairs in 2003. The higher sales volume in 2004 was primarily a result of the popularity of our Beach model and an increase to 2,400 retail stores selling our products. Our results in 2004 include $2.7 million of revenues from sales by Foam Creations of our non-branded products, which we acquired in June 2004.

        Gross profit.    Gross profit increased by $6.1 million, to $6.4 million, in 2004, from $274,000 in 2003. Gross profit margin improved to 47.0% in 2004 from 23.5% in 2003. The increase in gross profit margin was due primarily to lower unit costs associated with production efficiencies resulting from higher sales volumes. Gross profit margin for our non-branded products sold by Foam Creations was approximately 40.0% for the six months ended December 31, 2004.

        Selling, general and administrative expense.    Selling, general and administrative expense increased $6.4 million, to $7.9 million, in 2004, from $1.5 million in 2003. This increase was primarily a result of higher costs associated with increased sales volumes, including an increase in selling and marketing expenses of $2.3 million, personnel expenses of $1.6 million, a portion of which was included in selling and marketing expenses, and the associated facility expansion costs of $125,000 required to support our growth. The absorption of Foam Creations selling, general and administrative expense contributed an additional $1.5 million to this increase of which $487,000 relates to the amortization of intangibles associated with this acquisition. Depreciation and amortization expense increased to $586,000 in 2004 from $18,000 in 2003, primarily as a result of amortization of intangibles associated with our acquisition of Foam Creations. Stock-based compensation expense was $1.8 million in 2004 compared to $356,000 in 2003. This increase was due to a greater number of awards granted to employees, directors and consultants, along with higher equity values for such awards. Additionally, a number of awards were granted in 2004 with immediate vesting, and as a result, we recognized the entire expense associated with those grants at the time of the grant. As a percentage of revenues, selling, general and administrative expense decreased to 58.6% in 2004 from 126.3% in 2003, largely due to substantially higher revenues generated in 2004.

        Interest expense.    Interest expense was $47,000 in 2004, compared to $3,000 in 2003. The increase in interest expense was primarily the result of an increase in long term debt that was assumed as part of our acquisition of Foam Creations in June 2004.

        Other expense, net.    Other expense was $19,000 in 2004, and we did not recognize any other income or expenses, net, in 2003. The increase in other income was primarily related to a minority interest that arose after our acquisition of Foam Creations in June 2004.

        Income tax expense (benefit).    We recorded a tax benefit of $143,000 in 2004, compared to no recorded tax benefit or expense in 2003. Prior to our conversion from a limited liability company to a corporation on January 4, 2005, we were not a taxpaying entity for U.S. federal and state income tax purposes. However, we acquired Foam Creations, a Canadian corporation, in June 2004. During the period subsequent to the acquisition, Foam Creations recorded a tax benefit of $143,000.

        Dividends on redeemable convertible preferred stock.    Dividends on our Class C membership units were $142,000 in 2004. No dividends were recorded in 2003. We sold Class C membership units in June and July 2004 that provided for a dividend at the rate of five percent per annum on the initial investment amount per share.

Liquidity and Capital Resources

        Our principal sources of liquidity have been sales of our securities, borrowings under our credit facility and cash provided by operating activities. We raised a total of $7.1 million, which is net of repurchases of $162,000, from the sale of equity interests and units from 2002 through 2004. As of December 31, 2005, there was $5.9 million in outstanding borrowings on our secured revolving credit facility, as discussed below. Foam Creation also borrowed $3.0 million in 2005. The remainder of our liquidity needs have been met from cash provided by operating activities of $10.5 million through December 31, 2005.

        Our principal uses of cash have been for our acquisition of Foam Creations in June 2004 for $5.2 million, for the distribution in April 2005 of $3.0 million in cash to the members of our predecessor limited liability company pursuant to the operating agreement for that entity, for the purchase of our manufacturing operation in Mexico and associated operating assets in April 2005 for approximately $1.3 million, and for capital expenditures of $11.5 million through December 31, 2005.

        The significant components of our working capital are cash, accounts receivable and inventory, reduced by accounts payable and accrued expenses. Capital requirements related to manufacturing include compounding and injection molding equipment for facilities we operate, as well as footwear molds used in our company-operated facilities or purchased for our third party manufacturers.

        Cash provided by, or used in, operating activities consists primarily of net income or net loss adjusted for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and for the effect of changes in working capital and other activities. Cash provided by operating activities in the year ended December 31, 2005 was $10.5 million and was primarily related to net income of $17.0 million plus non-cash items of depreciation and amortization of $3.3 million and equity-based compensation expense of $4.8 million, partially offset by increases in working capital resulting from significant increases in prepaid expenses and other assets of $3.5 million, inventory of $26.0 million and accounts receivable of $15.2 million offset by increases in accounts payable of $17.7 million and accrued and other liabilities of $14.0 million, all related to our sales growth and expanded operations. Cash provided by operating activities in 2004 was $777,000, primarily related to non-cash expenses for stock-based compensation of $1.8 million and depreciation and amortization of $700,000 that offset our net loss of $1.5 million. Cash used in operating activities was $439,000 in 2003, primarily related to a loss from operations offset by working capital changes.

        Cash used in investing activities for the year ended December 31, 2005 was $12.2 million, which was related to capital expenditures for molds, machinery and equipment of $11.5 million and $636,000 related to the acquisition of a non-compete agreement. Cash used in investing activities in 2004 was $6.7 million, primarily related to the acquisition of Foam Creations for $5.2 million and capital expenditures of $1.6 million related to an increase in our manufacturing capacity. Cash used in investing activities was $321,000 in 2003, related to capital expenditures.

        Cash provided by financing activities was $5.5 million for the year ended December 31, 2005, primarily as a result of $5.9 million borrowed against our secured revolving credit facility and $3.0 million in borrowings at Foam Creations partially offset by a $3.0 million cash distribution to our members. Cash provided by financing activities was $6.6 million in 2004, consisting primarily of $6.0 million in equity financing, and the remainder from indebtedness incurred in connection with purchases of capital equipment. Cash provided by financing activities was $1.0 million in 2003 related to $625,000 in equity financing and $400,000 of member loan proceeds.

        On April 8, 2005 we entered into a $5.0 million secured revolving credit facility, and on October 26, 2005 we entered into an amended and restated credit facility increasing the amount available under the original facility to $20.0 million. As of December 31, 2005, we had $5.9 million in borrowings outstanding under the amended and restated credit facility. We used a portion of the proceeds of borrowings under the credit facility to fund a cash distribution of $3.0 million which was declared to members as of December 31, 2004 of our predecessor limited liability company pursuant to the operating agreement for that entity, and of the remaining $2.9 million, we used $1.3 million for the purchase of our manufacturing operation in Mexico and associated operating assets in April 2005 and $1.6 million for working capital purposes. The effective annual interest rate, on borrowings outstanding under the credit facility was 7.25% as of December 31, 2005. Our obligations under the revolving credit facility were secured by substantially all of our property, including, among other things, our accounts receivable, inventory, equipment and fixtures. The credit facility also contained financial covenants that required us to meet a specified consolidated fixed charge coverage ratio and specified levels of consolidated EBITDA. The credit facility was subject to an early termination fee of 1% if we terminated the facility on or prior to October 26, 2006. In February 2006 we repaid all amounts outstanding under the credit facility, together with accrued interest thereon, with a portion of the proceeds from our initial public offering. The repayment totaled $3.9 million.

        As of October 31, 2005, we were not in compliance with several covenants in our revolving credit facility including the EBITDA and capital expenditure covenants. With respect to our EBITDA covenant, we failed to achieve the minimum EBITDA threshold required by our revolving credit facility for October 2005; and with respect to our capital expenditure covenant, our expenditures in October 2005, when aggregated with our other capital expenditures in 2005, surpassed the total amount of annual capital expenditures permitted under our revolving credit facility. On January 18, 2006, we received a waiver of our non-compliance with these covenants.

        Foam Creations, a wholly subsidiary, has a demand note payable from a bank in the amount of up to $2.1 million, bearing interest at base rate plus 0.50% (actual rate of 5.00% at December 31, 2005). At December 31, 2004 and 2005, $655,000 and $2.0 million, respectively, were outstanding on the loan. Foam Creations also has an authorized credit line of $300,000 for currency exchanges. No amounts were outstanding on this line as of December 31, 2005. The bank loan is secured by the accounts receivable and inventories associated with its Canadian operations. Annually the note payable is required to be renewed by the bank taking place in April. Under the terms of the bank loans, Foam Creations must satisfy certain restrictive covenants as to minimum financial ratios. Foam Creations was not in compliance with these covenants as of December 31, 2005 and has obtained a waiver from the banks.

        On February 13, 2006, we completed an initial public offering of 11,385,000 shares of common stock at a price to the public of $21.00 per share, of which 4,950,000 shares were sold by us and 6,435,000 were sold by certain selling stockholders, including 1,485,000 shares that were sold by the selling stockholders pursuant to the underwriters' over-allotment option. On completing the offering, we received net proceeds of approximately $96.9 million. We used to use the proceeds to repay amounts outstanding under its U.S. credit facility and Canadian bank loans and for working capital and general corporate purposes.

        Beginning in 2005, we were required to pay income taxes due to the conversion from an LLC to a corporation in January 2005. As we continue to grow, our future cash needs for income taxes will increase accordingly.

        In connection with our initial public offering, a series of transactions took place including the conversion of redeemable convertible preferred shares to common shares, the put options on the redeemable common shares were terminated, and 4,950,000 common shares were issued in the offering. In January 2005 we converted from a limited liability company to a corporation and the unaudited pro forma data presented below gives effect to these transactions as if they occurred at the beginning of the year ended December 31, 2004 (in thousands, except share and per share data).

	December 31,
	2004	2005
Pro forma net income (loss) and income (loss) for pro forma dilutive computation	$(1,494)	$16,972
Unaudited pro forma income tax benefit	(441)	—

Unaudited pro forma net income (loss) attributable to common stockholders	$(1,053)	$16,972

Basic pro forma income (loss) per common share:
Weighted average common shares outstanding	24,641,953	25,493,577
Conversion of redeemable convertible preferred shares to common shares	7,452,492	7,452,492
Common shares issued in initial public offering	4,950,000	4,950,000

Pro forma weighted average common shares outstanding	37,044,445	37,896,069

Basic pro forma income (loss) per common share	$(0.03)	$0.45

Diluted pro forma income (loss) per common share:
Pro forma weighted average common shares outstanding	32,094,445	32,946,069
Common shares issued in initial public offering	4,950,000	4,950,000
Dilutive effect of stock options	—	220,034
Dilutive effect of unvested stock	—	403,897

Weighted average diluted common shares outstanding	37,044,445	38,520,000

Diluted income per common share	$(0.03)	$0.44

Contractual Obligations and Commercial Commitments

        The following table describes our commitments to settle contractual obligations as of December 31, 2005:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable	$7,957	$7,957	$—	$—	$—
Long-term debt(1)	3,759	546	1,625	1,094	494
Operating leases(2)	2,197	1,578	589	30	—
Capital leases	331	101	230	—	—
Redeemable common shares(3)	808	808	—	—	—
Redeemable convertible preferred shares(4)	5,500	—	—	5,500	—
Purchase obligations	1,425	900	525	—	—
Contractual severance commitment	504	168	336	—	—

Total contractual obligations	$22,481	$12,058	$3,305	$6,624	$494

(1)
Loan with Development Bank of Canada including estimated interest based on current London InterBank Offered Rate ("LIBOR") plus 3.3%.

(2)
Operating leases for real property, vehicles, and equipment, excluding operating leases entered into after December 31, 2004 totaling $714,000 of future cash commitments.

(3)
The redeemable common shares are redeemable commencing in the second quarter of 2006 at the option of the holder. Under the terms of the agreements under which such shares were issued, the purchase price is the greater of the holder's original investment or the holder's then current percentage ownership in Crocs, Inc., multiplied by the aggregate of the prior three fiscal years' net income. The amount in this table represents the original investment which is our current contractual obligation. The redemption option associated with these shares was terminated in connection with our initial public offering.

(4)
Excludes dividends payable of $275,000 per year on shares of our Series A preferred stock, which is redeemable commencing on July 1, 2009 at the option of a majority the holders, to the extent not previously converted. All outstanding shares of Series A preferred stock were converted to common stock in connection with our initial public offering.

Critical Accounting Policies and Estimates

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure at the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, intangible assets, and stock compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the consolidated financial statements. We believe that the estimates and assumptions below are among those most important to an understanding of our consolidated financial statements contained in this report.

        We consider certain accounting policies related to revenue recognition, reserves for uncollectible accounts receivable and inventories, and stock-based compensation to be critical policies due to the estimates and judgments involved in each.

        Revenue Recognition.    Our revenues are derived principally from wholesale sales to retailers. Our standard arrangement for our customers includes a valid purchase order or contract with no customer acceptance provisions. We recognize revenues from sales of products when:

  •
  we enter into a legally binding arrangement with a customer;

  •
  delivery has occurred;

  •
  customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and

  •
  collection is reasonably assured.

        Title passes generally on shipment or on receipt by the customer depending on the country of the sale and the arrangement with the customer. Allowances for estimated returns and claims are provided for when related revenue is recorded. We base our estimates on historical rates of product returns and claims, and specific identification of outstanding claims and outstanding returns not yet received from customers. Since inception, actual returns and claims have not exceeded our reserves. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual returns and claims exceed reserves, we would need to reduce our revenues at the time of such determination.

        Reserve for Uncollectible Accounts Receivable.    We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination.

        Inventory Reserves.    We also make ongoing estimates relating to the net realizable value of inventories, based on our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable value. This reserve is recorded as a charge to cost of sales. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of sales.

        Stock-Based Compensation.    We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and the related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under SFAS No. 123, Accounting for Stock Based Compensation. Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock options on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which require that we disclose our pro forma net income or loss and net income or loss per common share attributable to common stockholders as if we had expensed the fair value of the options. In calculating fair values of our options, we use assumptions of estimated option life, dividend policy, volatility and interest rates.

        The fair value of equity units granted from October 2002 through December 2004 was originally estimated by our board of directors based on information available to them on the dates of grant, including third party sales of equity units. We did not obtain contemporaneous valuations by valuation specialists because, at the time of the issuances of stock options during this period, our efforts were focused on acquiring new customers, developing our operational infrastructure and executing our business plan. We engaged an independent third party valuation specialist to perform a valuation of our common stock at December 31, 2004, May 1, 2005, June 31, 2005, August 1, 2005, December 1, 2005 and October 1, 2005 in connection with the grant of options to purchase shares of our common stock to employees, consultants and members of our board of directors. The May 1, 2005 valuation was restated in the third quarter of 2005 to adjust certain estimates based on our expected market value in the initial public offering. The original value of $3.38 per share was revised to $5.91 per share. Our estimates of fair value of our stock are based on assumptions that we believe are reasonable. The fair value of our stock is affected by a number of assumptions and judgments including the timing of sales of equity instruments, the negotiated value of those sales, the timing of our third party valuations and significant assumptions included in those valuations, including our estimates of our future performance, discount factors used and comparable companies and transactions selected, among others. If we were to make different assumptions, the estimated value of our stock could differ materially from our estimates.

        As discussed below under "Recent Accounting Pronouncements," the FASB has issued SFAS No. 123(R), which we implemented beginning January 1, 2006. On this implementation, we will continue to account for any portion of awards outstanding prior to August 15, 2005, which was the date we initially filed a Registration Statement on Form S-1, at the date of initial application using the accounting principles originally applied to those awards which were the provisions of Opinion 25 and its related interpretive guidance. For awards granted after August 15, 2005, and to awards modified, repurchased, or cancelled after the required effective date, we will apply the provisions of SFAS No. 123(R). This will require us to estimate the volatility of the price of our common stock, expected option life and expected forfeiture rates.

Recent Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and requires that such items be recognized as current-period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and is required to be adopted in the first quarter of fiscal year 2006. We do not anticipate the adoption of SFAS No. 151 will have a significant impact on our results of operations, financial condition or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R) on January 1, 2006.

        SFAS No. 123(R) permits companies to adopt its requirements using various methods. We adopted the prospective method for all stock option grants issued prior to August 15, 2005, which was the date we initially filed a Registration Statement on Form S-1 in connection with our initial public offering. Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under Statement will apply SFAS No. 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. We will continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of Opinion 25 and its related interpretive guidance. For stock option grants issued after filing our Registration Statement on Form S-1 on August 15, 2005, the modified prospective method will be applied. Estimated stock based compensation for 2006 related to stock options and restricted stock outstanding as of December 31, 2005 will be approximately $5.4 million.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. The statement refines the measurement of exchanges of non-monetary assets between entities. The provisions of this statement are effective for fiscal periods beginning after June 15, 2005. Historically, we have not transacted significant exchanges of non-monetary assets, but future such exchanges would be accounted for under the standard, when effective.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        We pay our overseas third party manufacturers in U.S. dollars and have not had significant revenues from foreign sales in past periods. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase in value by 10%, the impact on international sales of $12.9 million during the year ended December 31, 2005 would have been an increase in consolidated revenues by $841,000, net of tax. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results above.

        In the event our foreign sales increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. In addition, if we pay foreign suppliers in currencies other than U.S. dollar, our operating expenses may be impacted by fluctuations in the exchange rate of currencies in which we pay such expenses.

ITEM 8. Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data are as set forth in the "Index To Consolidated Financial Statements" on page F-1.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

        We have established disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.

        There has been no change in our internal control over financial reporting that occurred during our most recent quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        During the first quarter of 2006, we have been taking actions to improve our internal control over financial reporting, including hiring additional experienced personnel in finance and accounting and improve our IT systems to strengthen our accounting and financial reporting and consolidation capabilities. We expect that these actions will materially improve our internal controls.

        Based on their evaluation as of December 31, 2005, our chief executive officer and chief financial officer have concluded that our company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

ITEM 9B. Other Information

        Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information required by this item will be contained in our definitive Proxy Statement with respect to the 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") and is hereby incorporated by reference thereto.

ITEM 11. Executive Compensation

Information required by this item will be contained in the 2006 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the 2006 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 13. Certain Relationships and Related Transactions

Information required by this item will be contained in the 2006 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 14. Principal Accountant Fees and Services

Information required by this item will be contained in the 2006 Proxy Statement and is hereby incorporated by reference thereto.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)   (1) Financial Statements

        The financial statements filed as part of this report are listed on the index to financial statements on page F-1.

(2)   Financial Statement Schedules

        All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

(3)   Exhibit list

Exhibit Number	Description
3.1**	Restated Certificate of Incorporation of Crocs, Inc.
3.2**	Amended and Restated Bylaws of Crocs, Inc.
4.1	Reference is made to Exhibits 3.1 through 3.4.
4.2*	Specimen common stock certificate.
10.1*@	Form of Indemnity Agreement between Crocs, Inc. and each of its directors and executive officers.
10.2*@	Crocs, Inc. 2005 Equity Incentive Plan (the "2005 Plan").
10.2.2*@	Amendment No. 1 to the 2005 Plan.
10.3*@	Form of Notice of Grant of Stock Option under the 2005 Plan.
10.4*@	Form of Notice of Grant of Stock Option for Non-Exempt Employees under the 2005 Plan.
10.5*@	Form of Stock Purchase Agreement under the 2005 Plan.
10.6*@	Form of Stock Option Agreement under the 2005 Plan.
10.7*@	Form of Restricted Stock Award Grant Notice under the 2005 Plan.
10.8*@	Form of Restricted Stock Award Agreement under the 2005 Plan.
10.9*@	Form of Non-Statutory Stock Option Agreement.
10.10*	Commercial Lease between DiiG, LLP and the Registrant dated as of December 26, 2004.
10.11*	Sublease between Flextronics USA, Inc. and the Registrant dated as of May 19, 2005.
10.12*	Lease Agreement between 9077-7152 Québec Inc. and Foam Creations dated as of August 17, 2005.
10.13*
Lease Agreement between Jose Pablo Hernandez Gonzalez and Crocs Mexico, S.de.R.L. de C.V. dated as of May 1, 2005, as amended in August, 2005, for the facility located in Emiliano Zapata, Primer Sector, No. 204, zona centro, C.P. 36400 in the city of Purísima del Rincón, Guanajuato.

10.14*	Stock Purchase Agreement among 4246519 Canada, Inc., Finproject Group S.p.A., 3107019 Canada, Inc. and Daniel J. Hunter dated as of June 29, 2004.
10.15*	Asset Purchase and Property Transfer Agreement between Hana Phylon Tech S.A. de C.V. and Crocs Mexico, S.de.R.L. de C.V. dated as of April 23, 2005.
10.16*	Asset Purchase and Property Transfer Agreement between St. Vrain Trading, LLC, d/b/a Crocs Hawaii, LLC and the Registrant dated May 19, 2005.
10.17*	Amended and Restated Credit Agreement between the Registrant and Bank of America, N.A., dated as of October 26, 2005.
10.18*	Amended and Restated Security Agreement between the Registrant and Bank of America, N.A., dated as of October 26, 2005.
10.19†*	Distribution Agreement between Crocodile Distribution and the Registrant dated as of April 1, 2005.
10.20*	Kiosk Agreement between Crocodile Kiosk, LLC and the Registrant dated as of July 1, 2005.
10.21†*	Amended and Restated Agreement for Supply between Finproject S.p.A. and the Registrant dated as of July 26, 2005.
10.22*@	Separation and Release Agreement between George Boedecker and the Registrant dated as of January 1, 2005.
10.23*@	Employment Letter Agreement of Caryn D. Ellison.
10.24*@	Independent Contractor Agreement between Ronald Snyder and the Registrant dated as of October 1, 2003.
10.25*
Lease Agreement between Jose Pablo Hernandez Gonzalez and Crocs Mexico, S.de.R.L. de C.V. dated as of May 1, 2005, as amended in August, 2005, for the facilities located in Emiliano Zapata, Primer Sector, Nos. 208 and 212, zona centro, C.P. 36400 in the city of Purísima del Rincón, Guanajuato.
10.26*	First Amendment to Amended and Restated Credit Agreement, dated as of January 18, 2006, among Crocs, Inc., Crocs Retail, Inc., Western Brands Holding Company, Inc. and Bank of America, N.A.
10.27*@	Offer Letter between Peter Case and the Registrant dated as of February 2, 2005.
10.28**@	Nonstatutory Stock Option Agreement between the Registrant and Raymond D. Croghan dated September 1, 2004.
10.29**@	Nonstatutory Stock Option Agreement between the Registrant and Michael E. Marks dated September 1, 2004.
10.30**@	Nonstatutory Stock Option Agreement between the Registrant and Mark A. Retzloff dated September 1, 2004.
10.31**@	Nonstatutory Stock Option Agreement between the Registrant and Ronald R. Snyder dated September 1, 2004.
10.32**@	Nonstatutory Stock Option Agreement between the Registrant and Brad L. Stoffer dated September 1, 2004.

10.33**@	Nonstatutory Stock Option Agreement between the Registrant and George B. Boedecker, Jr. dated January 4, 2005.
10.34**@	Nonstatutory Stock Option Agreement between the Registrant and Lyndon V. Hanson, III dated January 4, 2005.
10.35**@	Nonstatutory Stock Option Agreement between the Registrant and Erik Rebich dated January 4, 2005.
10.36**@	Nonstatutory Stock Option Agreement between the Registrant and Scott Seamans dated January 4, 2005.
10.37**@	Nonstatutory Stock Option Agreement between the Registrant and Andy Reddyhoff dated January 4, 2005.
21††	Subsidiaries of the Registrant.
23††	Consent of Deloitte & Touche LLP.
31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*
Incorporated herein by reference to Crocs, Inc.'s Registration Statement on Form S-1 (File No. 333-127526).

**
Incorporated by reference to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File NO. 333-132312).

@
Management contract or compensatory plan or arrangement.

†
The Registrant is applying for confidential treatment with respect to portions of these exhibits.

††
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 31, 2006.

CRCOS INC. a Delaware Corporation
By:	/s/ RONALD R. SNYDER
	Name:	Ronald R. Snyder
	Title:	President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 31, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RONALD R. SNYDER Ronald R. Snyder	President and Chief Executive Officer (Principal Executive Officer)
/s/ CARYN D. ELLISON Caryn D. Ellison	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
George B. Boedecker, Jr.	Director
/s/ RAYMOND D. CROGHAN Raymond D. Croghan	Director
/s/ MICHAEL E. MARKS Michael E. Marks	Director
/s/ MARK A. RETZLOFF Mark A. Retzloff	Director
/s/ RICHARD L. SHARP Richard L. Sharp	Chairman of the Board
/s/ THOMAS J. SMACH Thomas J. Smach	Director
/s/ BRAD L. STOFFER Brad L. Stoffer	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

        We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crocs, Inc. and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Denver, Colorado
March 31, 2006

CROCS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,054	$4,787
Accounts receivable, less allowance for doubtful accounts of $159 and $566, respectively	3,252	18,030
Inventories—net	2,414	28,494
Deferred tax assets	—	1,939
Prepaid expenses and other current assets	350	3,103

Total current assets	7,070	56,353
Property and equipment—net	3,726	14,765
Goodwill	326	336
Intangible assets—net	5,102	5,311
Deferred tax assets—net	—	1,084
Other assets	—	183

Total Assets	$16,224	$78,032

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,048	$20,829
Members' distribution payable	3,000	—
Accrued expenses and other current liabilities	1,829	8,276
Income taxes payable	—	8,697
Notes payable and current installments of long-term debt	978	8,503

Total current liabilities	8,855	46,305
Long-term debt	1,409	3,213
Deferred tax liabilities	1,783	1,772
Other liabilities	468	528

Total liabilities	12,515	51,818

Commitments and contingencies (note 12)
Redeemable common shares, 8,410,320 shares issued and outstanding	1,800	1,800
Redeemable convertible preferred shares, par value $0.001 per share; 8,000,000 shares authorized, 7,452,492 shares issued and outstanding in 2004 and 2005—preference in liquidation of $5,500	5,500	5,500

Stockholders' equity (deficit):
Common shares, par value $0.001 per share; 42,000,000 shares authorized, 17,449,699 shares issued and outstanding in 2005	—	17
Members' interest—Class A	14	—
Members' interest—Class B	1,905	—
Additional paid-in capital	—	13,976
Deferred compensation	(2,358)	(12,364)
Retained earnings (accumulated deficit)	(3,672)	16,697
Accumulated other comprehensive income	520	588

Total stockholders' equity (deficit)	(3,591)	18,914

Total Liabilities and Stockholders' equity	$16,224	$78,032

See notes to consolidated financial statements.

CROCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2003	2004	2005
Revenues	$1,165	$13,520	$108,581
Cost of sales (including stock-based compensation expense of $Nil, $Nil, and $84, respectively)	891	7,162	47,773

Gross profit	274	6,358	60,808
Selling, general and administrative expense (including stock-based compensation expense of $356, $1,792, and $4,673, respectively)	1,471	7,929	33,916

Income (loss) from operations	(1,197)	(1,571)	26,892
Interest expense	3	47	611
Other (income) expense—net	—	19	(8)

Income (loss) before income taxes	(1,200)	(1,637)	26,289
Income tax expense (benefit)	—	(143)	9,317

Net income (loss)	(1,200)	(1,494)	16,972
Dividends on redeemable convertible preferred shares	—	142	275

Net income (loss) attributable to common stockholders	$(1,200)	$(1,636)	$16,697

Income (loss) per common share:
Basic	$(0.06)	$(0.07)	$0.51

Diluted	$(0.06)	$(0.07)	$0.51

Weighted average common shares:
Basic	20,855,385	24,641,953	25,493,577

Diluted	20,855,385	24,641,953	33,570,000

See notes to consolidated financial statements.

CROCS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(In thousands)

	Members' Interest					Common Stock
										Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Voting	Non- Voting	Class A	Class B	Total	Shares	Amount	Additional Paid in Capital	Deferred Compensation				Comprehensive Income (Loss)
BALANCE—December 31, 2002	$394	$700	—	—	$1,094	—	—	—	$(260)	$(445)	—	$389
Conversion of membership interest	(394)	(700)	394	700	—	—	—	—	—	—	—	—
Members' investments	—	—	—	625	625	—	—	—	—	—	—	625
Repurchase of members' investment	—	—	—	(12)	(12)	—	—	—	—	—	—	(12)
Reclassification of redeemable members' investment	—	—	—	(1,409)	(1,409)	—	—	—	—	(391)	—	(1,800)
Amortization of equity compensation	—	—	—	96	96	—	—	—	260	—	—	356
Net loss	—	—	—	—	—	—	—	—	—	(1,200)	—	(1,200)	$(1,200)

Total comprehensive loss													$(1,200)

BALANCE—December 31, 2003	—	—	394	—	394	—	—	—	—	(2,036)	—	(1,642)
Members' investments	—	—	—	525	525	—	—	—	—	—	—	525
Repurchase of members' investment	—	—	—	(150)	(150)	—	—	—	—	—	—	(150)
Accrued distribution to members	—	—	(380)	(2,620)	(3,000)	—	—	—	—	—	—	(3,000)
Deferred equity compensation	—	—	—	2,686	2,686	—	—	—	(2,686)	—	—	—
Amortization of equity compensation	—	—	—	1,464	1,464	—	—	—	328	—	—	1,792
Accrued preferred dividend	—	—	—	—	—	—	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	—	—	—	—	—	(1,494)	—	(1,494)	$(1,494)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	520	520	520

Total comprehensive loss													$(974)

BALANCE—December 31, 2004	—	—	14	1,905	1,919	—	—	—	(2,358)	(3,672)	520	(3,591)
Conversion to C corporation	—	—	(14)	(1,905)	(1,919)	16,746	17	(1,770)	—	3,672	—	—
Deferred stock compensation	—	—	—	—	—	—	—	14,516	(14,516)	—	—	—
Amortization of stock compensation	—	—	—	—	—	—	—	320	4,437	—	—	4,757
Forfeitures	—	—	—	—	—	—	—	(73)	73	—	—	—
Tax benefit from vesting of stock-based awards	—	—	—	—	—	703	—	983	—	—	—	983
Accrued preferred dividend	—	—	—	—	—	—	—	—	—	(275)	—	(275)
Net income	—	—	—	—	—	—	—	—	—	16,972	—	16,972	$16,972
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	68	68	68

Total comprehensive income													$17,040

BALANCE—December 31, 2005	$—	$—	$—	$—	$—	17,449	$17	$13,976	$(12,364)	$16,697	$588	$18,914

See notes to consolidated financial statements.

CROCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income (loss)	$(1,200)	$(1,494)	$16,972
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	75	700	3,334
Gain on disposal of fixed assets	—	—	(7)
Deferred tax benefit	—	(191)	(3,090)
Share based compensation	356	1,792	4,757
Bad debt expense	24	196	502
Income tax benefit of stock compensation	—	—	983
Changes in operating assets and liabilities—net of effect of acquired business:
Accounts receivable	(81)	(1,297)	(15,202)
Inventories	(331)	(859)	(26,035)
Prepaid expenses and other assets	37	(287)	(3,472)
Accounts payable	425	1,499	17,711
Accrued expenses and other liabilities	256	718	14,049

Cash provided by (used in) operating activities	(439)	777	10,502

Cash flows from investing activities:
Cash paid for purchases of property and equipment	(321)	(1,551)	(11,531)
Acquisition of non-competition agreement	—	—	(636)
Acquisition of Foam Creations	—	(5,166)	—

Cash used in investing activities	(321)	(6,717)	(12,167)

Cash flows from financing activities:
Proceeds from note payable, net	—	314	6,949
Proceeds from long-term debt	—	853	2,009
Payments on long-term debt	—	—	(158)
Distribution payment to members	—	—	(3,000)
Payment of preferred dividends	—	—	(275)
Proceeds from members' investments	625	525	—
Repurchase of members' investments	(12)	(150)	—
Proceeds from issuance of Class C convertible preferred membership units	—	5,500	—
Proceeds from (payments on) member loan	400	(400)	—

Cash provided by financing activities	1,013	6,642	5,525

Effect of exchange rate changes on cash	—	26	(127)

Net increase in cash and cash equivalents	253	728	3,733
Cash and cash equivalents—beginning of year	73	326	1,054

Cash and cash equivalents—end of year	$326	$1,054	$4,787

Supplemental disclosure of cash flow information—cash paid during the year for:
Interest	$3	$73	$252

Income taxes	$—	$585	$2,510

Supplemental disclosure of noncash, investing, and financing activities:
In conjunction with the acquisition of Foam Creations, liabilities were assumed as follows:
Fair value of assets acquired	$—	$9,936	$—
Cash paid for capital stock	—	5,166	—

Liabilities assumed	$—	$4,770	$—

Accrued members' distribution	$—	$3,000	$—

Accrued preferred stock dividends	$—	$142	$161

Assets acquired under capitalized leases	$—	$—	$307

Accrued purchases of property and equipment	$—	$—	$836

See notes to consolidated financial statements.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2003, 2004, AND 2005

1.     FORMATION AND BUSINESS OF THE COMPANY

        Crocs, Inc. and its subsidiaries (collectively, the "Company"): Crocs Retail, Inc., Crocs Online, Inc., Foam Creations, Inc., Crocs Mexico S.de.R.L. de CV, Crocs Servicios S.de.R.L. de CV, Crocs Asia Pte Ltd., Crocs Australia Pty Ltd. and Crocs Hong Kong Ltd. are engaged in the design, development and manufacturing of consumer products from specialty resins. The Company was organized as a limited liability company in Colorado in 1999 under the name of Western Brands, LLC. In January 2005, the Company renamed itself and converted to a Colorado corporation. The Company was reincorporated in Delaware in June 2005.

        The Company's wholly owned subsidiary, Foam Creations, Inc. (formerly Finproject N.A. Inc.), located in Quebec, Canada, has designed, developed, and manufactured consumer products from specialty resins since 1995. In 2000, Foam Creations completed the formulation of, and began manufacturing, a footwear model made from the proprietary closed-cell resin the Company currently uses in its footwear product line, which it refers to as croslite. In 2002, the Company established a business relationship with Foam Creations to distribute footwear in the United States. In October 2002, the Company modified and improved the design of this shoe and began marketing and distributing it under the Crocs brand in the United States. In June 2004, Crocs Inc. acquired Foam Creations, including its manufacturing operations, product lines and rights to the trade secrets for croslite.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Consolidation—The consolidated financial statements include the accounts of Crocs, Inc. and all of its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements include the accounts of the Company and all entities that are wholly-owned by the Company and entities that are not variable interest entities but are voting-controlled subsidiaries or affiliates of the Company.

        Variable Interest Entities—Under Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), once an entity is determined to be a variable interest entity, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On the acquisition of Foam Creations in 2004 the Company has an interest in Les Plastiques Fintech Inc. ("Fintech") in which the Company is the primary beneficiary under FIN 46R. Fintech is a joint venture with the President of Foam Creations, in which the Company holds a 50% interest. Fintech carries out research and development for Crocs and produces the raw materials for the Company's products. At December 2005 and 2004, this entity was consolidated.

        Recognition of Revenues—Revenues are recognized when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded.

        Shipping and handling costs—Amounts billed for shipping and handling costs are recorded as a component of revenues and totaled $69,000, $678,000 and $2.5 million for the years ended December 31, 2003 and 2004 and 2005, respectively. Related costs paid to third party shipping companies are recorded in cost of sales and totaled $124,000, $1.2 million and $10.4 million for the years ended December 31, 2003, 2004 and 2005, respectively.

        Income (Loss) per Share—Basic income (loss) per common share ("EPS") is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Antidilutive securities are excluded from diluted EPS.

        In April 2005, the Company amended its articles of incorporation to allow the holders of its redeemable preferred stock to participate in dividends paid on the Company's common shares. Under the amended articles, if the Company were to pay a dividend on any share of common stock, the Company must pay a dividend on all outstanding shares of its redeemable preferred stock on an as if converted basis in a per share amount equal to the amount paid on each share of common stock. In accordance with Emerging Issues Task Force No. 03-6, "Participating Securities and the Two Class Method Under SFAS 128," the Company has presented basic and diluted earnings per share for common shares using the two class method for the year ended December 31, 2005 (in thousands, except share and per share data).

	December 31
	2003	2004	2005
Reconciliation of net income (loss) attributable to common stockholders for basic computation:
Net income attributable to common stockholders			$16,697
Less: Undistributed net income allocated to redeemable convertible preferred stockholders			(3,736)

Undistributed net income allocated to common stockholders			$12,961

Reconciliation of net income (loss) for dilutive computation:
Net income (loss) attributable to common stockholders	$(1,200)	$(1,636)	$16,697
Preferred dividend	—	—	275

Net income (loss) for dilutive computation	$(1,200)	$(1,636)	$16,972

Basic income (loss) per common share:
Weighted average common shares outstanding	20,855,385	24,641,953	25,493,577

Basic income (loss) per common share	$(0.06)	$(0.07)	$0.51

Diluted income (loss) per common share:
Weighted average common shares outstanding	20,855,385	24,641,953	25,493,577
Dilutive effect of preferred stock	—	—	7,452,492
Dilutive effect of stock options	—	—	220,034
Dilutive effect of unvested stock	—	—	403,897

Weighted average diluted common shares outstanding	20,855,385	24,641,953	33,570,000

Diluted income (loss) per common share	$(0.06)	$(0.07)	$0.51

        The effect of assumed conversion of the Class C preferred units was antidilutive in 2004. Stock options, preferred stock and restricted units that are antidilutive due to the Company's net loss for the year ended December 31, 2004 were excluded from the diluted income (loss) per common share computation, and included the following:

December 31, 2004
Antidilutive effect:
Preferred stock	3,879,372
Stock options	—
Unvested stock	686,761

4,566,133

        There were no antidilutive securities in the years ended December 31, 2003 and December 31, 2005.

        For purposes of computing income (loss) per common share, the Company has reflected the conversion of the membership interests into units, and the subsequent conversion of units into shares of the Company's stock, including a 233.62-for-one split of the Company's common stock and preferred stock in conjunction with the Company's initial public offering, in the 2003 and 2004 computation of shares outstanding (see Note 21).

        Cash and Cash Equivalents—Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at date of purchase. The Company considers receivables from credit card companies to be cash equivalents. The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents approximate fair value due to the short maturities.

        Inventories—Raw materials and supplies are valued at the lower of cost and replacement cost. Work in process and finished goods are valued at the lower of cost and net realizable value. Cost is determined on the first in, first out basis. The cost of work in process and finished goods consists of the cost of raw materials and an applicable share of the cost of labor and manufacturing overhead.

        Property and Equipment—Depreciation of machinery and equipment is computed using the straight-line method based on estimated useful lives ranging from 3 to 5 years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter.

        Intangible Assets Finite-Lived—Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144). The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from five to seven years. Intangible assets are comprised of core technology and customer relationships acquired in the acquisition of Foam Creations (see Note 5), a non-competition agreement entered into in connection with the acquisition of assets in Mexico and capitalized costs related to pending patents that the Company is pursuing related to its technology. Patents will be amortized on approval of the patent registration application over their estimated useful lives.

        Goodwill—In accordance with SFAS No. 142, goodwill acquired in business combinations consists of the excess purchase price paid over the fair value of assets acquired and liabilities assumed in the acquisition of Foam Creations (see Note 5). The Company assesses goodwill for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. There was no impairment of goodwill at December 31, 2004 and 2005.

        Impairment of Long-Lived Assets—In accordance with SFAS No. 144, the Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. There were no impairments recorded during 2003, 2004 or 2005.

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses amounted to $4,000, $80,000 and $534,000 for the years ended December 31, 2003, 2004, and 2005, respectively and are included in selling, general and administrative expenses.

        Advertising—Advertising costs are expensed as incurred and were $6,000, $41,000 and $545,000 for the years ended December 31, 2003, 2004, and 2005, respectively and are included in selling, general and administrative expenses.

        Foreign Currency Translation and Foreign Currency Transactions—The U.S. dollar is the Company's reporting currency. Assets and liabilities of foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit). Gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in selling, general and administrative expense in the period in which they occur.

        Derivative Foreign Currency Contracts—Foam Creations, a wholly-owned subsidiary of the Company, uses derivative foreign exchange contracts to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. These contracts are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The futures contracts are marked to market and gains and losses are recognized in earnings. The mark to market value of these contracts was not material for the years ended December 31, 2004 and 2005.

        Stock-Based Compensation—The Company measures compensation expense to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, as allowable under SFAS No. 123, the Company does not recognize compensation expense for options granted to employees when the exercise price equals or exceeds the fair value of common stock as of the grant date. The Company records compensation expense related to non-employees under the provisions of SFAS No. 123 and Emerging Issues Task Force EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services and recognizes compensation expense over the vesting periods of such awards.

        As required by SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company has computed, for pro forma disclosure purposes, the fair value of options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rate, volatility, expected dividend yield rate, and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. For options granted before August 15, 2005, expected volatility was not considered as the Company was a non-public entity at the grant date of these options. For stock option grants issued after the filing of the Company's Registration Statement on Form S-1 on August 15, 2005, the minimum value method no longer is used and the Company used a volatility rate of 50% and began to estimate forfeiture rates. The Company factored in expected retention rates combined with vesting periods to determine the average expected life. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant. Accordingly, for purposes of the proforma disclosures presented below, the Company has computed the fair values of all options under the plans during 2003, 2004 and 2005, using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31
	2003	2004	2005
Dividend yield	—	—	—
Risk-free interest rate	—	3.36%	3.97%
Weighted average expected life (in years)	—	5	5

        If the Company had applied the fair value recognition provisions of SFAS No. 123 for these stock options issued to employees, the Company's pro forma net income (loss) and pro forma income (loss) per common share would have been reported as follows (in thousands except per share data):

	Year Ended December 31
	2003	2004	2005
Net income (loss) as reported	$(1,200)	$(1,494)	$16,972
Add: Share-based employee compensation expense included in reported net income (loss)—net of tax	—	53	1,740
Deduct: Total share-based employee compensation expense under fair-value-based method for all awards—net of tax	—	(13)	(575)

Pro forma net income (loss)	(1,200)	(1,454)	18,137
Less: Preferred stock dividends	—	(142)	(275)
Less: Undistributed net income allocated to redeemable convertible preferred stockholders	—	—	(3,997)

Pro forma net income (loss) allocated to common stockholders	$(1,200)	$(1,596)	$13,865

Income (loss) per share:
Basic—as reported	$(0.06)	$(0.07)	$0.51
Basic—pro forma	$(0.06)	$(0.06)	$0.54
Diluted—as reported	$(0.06)	$(0.07)	$0.51
Diluted—pro forma	$(0.06)	$(0.06)	$0.54

        The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income (loss) and income (loss) per share for future years since options vest over several years and additional awards are made each year.

        Income Taxes—Prior to the Company's conversion to a C-corporation on January 4, 2005, the Company was not a taxpaying entity for U.S. federal and state income tax purposes. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The Company provides for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. See Note 11 for further discussion.

        Management Estimates—Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, net sales and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant areas requiring the use of management estimates relate to the allowance for doubtful accounts, returns and discounts, impairment assessments and charges, deferred taxes, stock-based compensation expense, fair value of acquired intangibles, assessment of lower of cost or market on inventory, and useful lives assigned to long-lived assets. Actual results could differ from these estimates and the differences could be material.

        Concentration of Risk—The Company's cash and cash equivalents are maintained in several different financial institutions in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

        The Company considers its concentration risk related to accounts receivable to be mitigated by the Company's credit policy, the significance of outstanding balances owed by each individual customer at any point in time and the geographic dispersion of these customers.

        The Company relies on both internal and external manufacturers for each of its products. Establishing a replacement source for our product offerings could require significant additional time and expense.

        Recent Accounting Pronouncements—In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and requires that such items be recognized as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and is required to be adopted in the first quarter of fiscal year 2006. The Company does not anticipate the adoption of SFAS No. 151 will have a significant impact on its results of operations, financial condition or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on January 1, 2006.

        SFAS No. 123(R) permits companies to adopt its requirements using various methods. The Company adopted the prospective method for all stock option grants issued prior to August 15, 2005, which was the date the Company initially filed a Registration Statement on Form S-1 in connection with the Company's initial public offering as of January 1, 2006. Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under Statement will apply SFAS No. 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company will continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of Opinion 25 and its related interpretive guidance. For stock option grants issued after the filing of the Company's Registration Statement on Form S-1 on August 15, 2005, the modified prospective method will be applied. Estimated stock based compensation for 2006 related to stock options and restricted stock outstanding as of December 31, 2005 will be approximately $5.4 million.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. The statement refines the measurement of exchanges of non-monetary assets between entities. The provisions of this statement are effective for fiscal periods beginning after June 15, 2005. Historically, the Company has not transacted significant exchanges of non-monetary assets, but future such exchanges would be accounted for under the standard, when effective.

3.     INVENTORIES

        Inventories by major classification are as follows (in thousands):

	December 31
	2004	2005
Finished goods	$1,259	$25,449
Work-in-progress	35	6
Raw materials	1,120	3,039

	$2,414	$28,494

4.     PROPERTY AND EQUIPMENT

        Property and equipment includes the following (in thousands):

	December 31
	2004	2005
Machinery and equipment	$4,235	$16,790
Leasehold improvements	26	664

Subtotal	4,261	17,454
Less accumulated depreciation and amortization	(535)	(2,689)

	$3,726	$14,765

        Depreciation expense of $74,000, $211,000 and $2.0 million was recorded for the years ended December 31, 2003, 2004 and 2005, respectively. As the Company translates the ending accumulated depreciation at the balance sheet rate and records depreciation expense using the weighted average rate of exchange for the applicable period, a difference between the recorded depreciation expense and the change in accumulated depreciation exists. Certain equipment held under capital lease in the amount of $307,000 at December 31, 2005 is classified as equipment and amortized using the straight-line method over the lease term. Amortization of assets under capitalized leases is included in depreciation expense.

5.     ACQUISITION

        On June 29, 2004, the Company purchased all of the issued and outstanding shares of the capital stock of Finproject N.A., Inc. ("Foam Creations"), a Canadian corporation. Foam Creations manufactures, and distributes crocs-branded footwear products. Foam Creations also produces spa pillows and other products for original equipment manufacturers. The Company acquired Foam Creations including its manufacturing operations, product lines and rights to the trade secrets for the proprietary closed-cell resin used in its products to expand its business. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The cash purchase price, including acquisition costs, was approximately $5.2 million. The Company retained approximately $150,000 as security against any breaches of the purchase agreement including representations and warranties of the sellers. The retained funds shall be released to the sellers on the two-year anniversary of the execution of the purchase agreement less any deductions.

        All assets and liabilities of Foam Creations have been recorded in the Company's consolidated balance sheet based on their estimated fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $5.0 million and $294,000, respectively. Identifiable intangible assets include $3.6 million for core technology that has a five-year life, and $1.4 million for customer relationships that have a seven-year life. The purchase accounting included a deferred tax liability of $1.8 million recorded for the book-tax difference in future tax consequences for the acquired identifiable intangible assets. None of the amount allocated to goodwill is tax deductible.

        The following table summarizes the fair value of the assets and liabilities assumed at the date of acquisition (in thousands):

Current assets	$2,818
Property and equipment	1,823
Goodwill	294
Intangible assets	5,001
Current liabilities	(2,251)
Long-term debt	(739)
Deferred tax liability	(1,780)

Net assets acquired	$5,166

        The results of Foam Creations operations have been included in the consolidated financial statements since the date of the acquisition.

        The following table summarizes supplemental statement of operations information for the year ended December 31, 2003 and 2004, on a pro forma basis as if the acquisition of Foam Creations had occurred on January 1, 2003 (in thousands):

	December 31
	2003	2004
	(Unaudited)
Net sales	$5,628	$16,921
Gross profit	2,365	8,392
Operating loss	(1,543)	(933)
Net loss	(1,464)	(1,084)
Net loss per common share:
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)

6.     GOODWILL AND INTANGIBLE ASSETS

        Intangible assets that are determined to have finite lives are amortized over their useful lives on a straight-line basis. The following table summarizes the Company's identifiable intangible assets as of December 31, 2004 and 2005 (in thousands):

	2004			2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	2005 Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents and trademarks	$67	$2	$65	$604	$—	$604
Customer relationships	1,521	107	1,414	1,569	336	1,233
Core technology	4,028	405	3,623	4,154	1,248	2,906
Non-competition agreement	—	—	—	636	86	550
Capitalized software	—	—	—	18	—	18

Total	$5,616	$514	$5,102	$6,981	$1,670	$5,311

        Amortization expense of intangible assets with finite lives, which is included in selling, general and administrative expense, was $1,000, $488,000 and $1.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. As the Company translates the ending accumulated amortization at the balance sheet rate and records amortization expense using the weighted average rate of exchange for the applicable period, a difference between the recorded amortization expense and the change in accumulated amortization exists. Estimated future annual amortization of intangible assets is as follows (in thousands):

Fiscal years ending December 31,
2006	$1,249
2007	1,249
2008	1,249
2009	825
2010	326
Thereafter	413

Total	$5,311

        The following table summarizes the activity in the Company's goodwill account during the years ended December 31, 2004 and 2005 (in thousands):

Balance at January 1, 2004	$—
Acquisition of Foam Creations	294
Foreign currency translation adjustments	32

Balance at December 31, 2004	326
Foreign currency translation adjustments	10

Balance at December 31, 2005	$336

7.     ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities include the following (in thousands):

	December 31
	2004	2005
Accrued compensation and benefits	$872	$1,936
Professional services	340	2,110
Fulfillment and freight	80	1,695
Preferred dividends	142	161
Other	395	2,374

	$1,829	$8,276

8.     NOTES PAYABLE

        Notes Payable include the following (in thousands):

	December 31
	2004	2005
Foam Creations demand note payable	$655	$2,016
Revolving credit facility	—	5,941

	$655	$7,957

        Foam Creations, a wholly owned subsidiary, has a demand note payable from a bank in the amount of up to $2.1 million, bearing interest at base rate plus 0.50% (actual rate of 5.00% at December 31, 2005). At December 31, 2004 and 2005, $655,000 and $2.0 million, respectively, were outstanding on the loan. Foam Creations also has an authorized credit line of $300,000 for currency exchanges. No amounts were outstanding on these lines as of December 31, 2005. The bank loan is secured by the accounts receivable and inventories associated with its Canadian operations. Annually the note payable is required to be renewed by the bank in April. Under the terms of the bank loans, Foam Creations must satisfy certain restrictive covenants as to minimum financial ratios. Foam Creations was not in compliance with these covenants as of December 31, 2005 and has obtained a waiver from the banks.

        In April 2005, Crocs, Inc. entered into a $5.0 million secured revolving credit facility. The total amount available at any time is subject to a borrowing base calculation based on various percentage of accounts receivable, inventory and fixed assets. The revolving credit facility bears interest at floating rates based on the higher of the lender's prime rate plus 1.0% or the Federal Funds rate plus 1.5%. The revolving credit facility is secured by all of the Company's assets and terminates on October 26, 2008. Debt issue costs incurred in connection with the issuance of the revolving credit facility are included in other non-current assets and are being amortized over the term of the related agreements on the interest method. During the year ended December 31, 2005, the Company recognized interest expense related to amortization of debt issuance costs of approximately $75,000.

        In October 2005, the Company amended and restated the existing credit facility increasing the amount available under the original facility to $20.0 million. The total amount available at any time is subject to a borrowing base calculation based on various percentages of accounts receivable and inventory. The revolving credit facility bears interest at floating rates based on the higher of the lender's prime rate. As of December 31, 2005, $5.9 million in borrowings were outstanding on this line. As of December 31, 2005, the interest rate on the revolving credit facility was 7.25%. The funds were drawn primarily to fund accrued members' distributions, to purchase manufacturing operations in Mexico, and to make inventory purchases.

        The carrying amounts reflected in the consolidated balance sheet for notes payable approximate fair value due to the short maturities and market rate of interest.

        In January 2006, in connection with the preparation of a compliance certificate for the Crocs, Inc. secured facility entered into in October 2005, the Company determined it was not in compliance with certain covenants including its monthly EBITDA and capital expenditure financial covenants. On January 18, 2006, the Company received a waiver of all non-compliance with its covenants under this borrowing.

        In February 2006, the Company repaid all amounts borrowed against the revolving credit facility.

9.     LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

	December 31
	2004	2005
Loan from Development Bank of Canada, payable in monthly installments of $35,895 USD plus interest starting on September 1, 2005, at the one-month London InterBank Offered Rate ("LIBOR") plus 3.3%, maturing August 2011. Loan is secured by a first mortgage on all of the assets of the Company, subordinated only with respect to the assignment of the accounts receivable and inventories pertaining to the bank notes payable and the machinery and equipment on the second loan with National Bank of Canada (see Note 8)	$1,732	$2,433
Loan from National Bank of Canada for the purchase of fixed assets. Payable in monthly installments of $11,310 CAD plus interest starting in November 2005, maturing October 2012 at Canadian prime rate plus 0.75%. Loan is secured by machinery and equipment.	—	796
Loan from National Bank of Canada, payable in 2007 plus interest, at one-month Canadian prime rate plus 0.75%. Loan is secured by machinery and equipment.	—	530

	1,732	3,759
Less current portion	323	546

	$1,409	$3,213

        The fair value of the Company's long-term debt, including current portion, approximates the carrying value at December 31, 2004 and 2005, due to the notes carrying a market rate of interest.

        Long-term debt maturities in each of the next five years are as follows (in thousands):

Years Ending December 31
2006	$546
2007	1,078
2008	547
2009	547
2010	547
Thereafter	494

Total	$3,759

10.   ALLOWANCES

        The changes in the Company's allowance for doubtful accounts and reserve for sales returns and allowances for the years ended December 31, 2003, 2004 and 2005, are as follows (in thousands):

	Balance at Beginning of Year	Charged to costs and expenses	Deductions and write-offs	Balance at End of Year
Year ended December 31, 2003:
Allowance for doubtful accounts	$—	$89	$65	$24
Reserve for sales returns and allowances	—	—	—	—
Year ended December 31, 2004:
Allowance for doubtful accounts	24	193	58	159
Reserve for sales returns and allowances	—	46	—	46
Year ended December 31, 2005:
Allowance for doubtful accounts	159	594	187	566
Reserve for sales returns and allowances	46	2,977	2,461	562

11.   INCOME TAXES

        Prior to the Company's conversion to a C corporation in January 2005, the Company was treated as a partnership for U.S. federal and state income tax purposes. Under U.S. tax law, partnerships are treated as flow-through entities and are not subject to direct taxation.

        In June 2004, the Company acquired Foam Creations, Inc., a Canadian company. Foam Creations is subject to federal and provincial level income taxes in Canada.

        The provision for income taxes consisted of the following (in thousands):

	December 31, 2004	December 31, 2005
Current—U.S. federal	$—	$10,223
Current—U.S. state	—	1,451
Current—foreign	48	733

Total current income taxes	48	12,407

Deferred—U.S. federal	—	(2,779)
Deferred—U.S. state	—	(244)
Deferred—foreign	(191)	(67)

Total deferred income taxes	(191)	(3,090)

Total income tax expense (benefit)	$(143)	$9,317

        On October 22, 2004 the American Jobs Creation Act was signed into law. This Act created a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The Company elected not to repatriate any earnings under the Act. The Company has indefinitely reinvested approximately $1.2 million of the cumulative undistributed earnings of its foreign subsidiaries. Such earnings would be subject to U.S. taxation if repatriated to the U.S.

        Reconciliations of the statutory federal income tax rate to the Company's actual rates based on income or loss before income tax are summarized as follows:

	December 31, 2004	December 31, 2005
Consolidated pre tax book income	35.0%	35.0%
State taxes	—	2.8
Deferred tax benefit from conversion to C Corporation	—	(3.0)
Foreign rate differential	(0.1)	(0.3)
Other permanent differences	—	0.9
Partnership income not subject to tax	(26.2)	—

	8.7%	35.4%

        The Company's deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2004	December 31, 2005
Current deferred tax assets:
Accrued expenses	$—	$747
Inventory	—	1,192

Total current deferred tax asset	$—	$1,939

Long-term deferred tax assets:
Other liabilities	$—	$121
Stock compensation expense	—	1,367

Total non-current deferred tax asset	$—	$1,488

Long-term deferred tax liabilities:
Property and equipment	$260	$856
Intangible assets	1,523	1,320

Total non-current deferred tax liabilities	$1,783	$2,176

        Deferred tax liabilities arise from temporary differences in the remaining depreciable basis of assets for financial and tax reporting purposes. The purchase of Foam Creations, Inc. gave rise to adjustments to the asset values on allocation of the purchase price for financial reporting purposes. These adjustments are not recorded for income tax reporting purposes. As a result, the Company will record greater depreciation and amortization on the acquired assets for financial reporting purposes than they will for tax reporting purposes and consequently has recorded a deferred tax liability for purchase price adjustments of $1.5 million. During the year ended December 31, 2005, $983,000 was recorded as additional paid-in capital related to the excess tax benefit of vested restricted stock.

        On January 3, 2005, the Company converted from a limited liability company to a C corporation. For tax years beginning and subsequent to January 1, 2005, the Company will be subject to corporate-level U.S. federal and state income taxes. The Company recognized an income tax benefit of $797,000 in 2005 related to the net deferred tax assets of the partnership existing as of December 31, 2004.

12.   COMMITMENTS AND CONTINGENCIES

        The Company leases space for certain of its offices, warehouses, vehicles and equipment under leases expiring at various dates through 2010. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Certain leases also contain escalation clauses based on an existing rate, such as the consumer price index. These items are factored into the minimum lease payment and recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the balance sheet in accrued expenses. Rent expense was $28,000, $208,000 and $1.9 million for the years ended December 31, 2003, 2004 and 2005, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five years ending December 31, 2006 through 2010 are $1.6 million, $485,000, $104,000, $20,000 and $10,000, respectively.

        On September 17, 2004, the Company entered into a Manufacturing Supply Agreement with MDI Products, LLC ("MDI"), a Florida limited liability company under which the Company agreed to purchase 15,000 pairs of shoes per month for 36 months to maintain exclusivity. The pricing will be agreed on every twelve months. Termination fees apply for losses incurred by MDI for premature termination by the Company.

        On June 30, 2004, the Company entered in to a four year Supply Agreement with Finproject S.p.A., the former majority owner of Foam Creations, under which the Company has the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain other current customer dealings of FinProject S.p.A. (including boot manufacturers). Based on the supply agreement, the Company has contractual purchase requirements to maintain exclusivity in the first two years. The pricing is to be agreed upon each quarter and fluctuates based on order volume, currency fluctuations and raw material prices.

        The Company indemnifies certain of its vendors and its directors and executive officers for specified claims. To date, the Company has not paid or been required to defend any indemnification claims, and accordingly, has not accrued any amounts for our indemnification obligations.

13.   CAPITALIZED LEASE OBLIGATIONS

        The Company had capitalized lease obligations for equipment due on various dates through 2008 of $307,000 as of December 31, 2005. The interest rates range from 4.25% to 8.97% per annum. These lease obligations are collateralized by the related assets with a net book value of $307,000 as of December 31, 2005.

        Maturities of capital lease obligations as of December 31, 2005, are as follows (in thousands):

2006	$101
2007	120
2008	110

Total minimum lease payments	331
Less—amount related to interest	(24)

Principal portion of future obligations	307
Less—current portion	(98)

$209

        The following table summarizes the assets recorded in property, plant and equipment in Note 4 that are recorded as capital leases (in thousands):

	December 31
	2004	2005
Carrying value, gross	$—	$307
Less accumulated depreciation	—	—

	—	$307

14.   RELATED PARTIES

        The Company entered into the following related party transactions (in thousands):

	December 31
	2003	2004	2005
Founder:
Note payable	$36	$39	$—
Fee agreement	82	—	—
Note payable	400	—	—
Crocs Hawaii (owned by board member):
Period-end accounts receivable balance due to the Company	—	117	—
Sales	8	142	250
Sponsorship expense	—	—	58
Consulting expense	—	—	41

        The Company executed a separation agreement with the former chief executive officer on January 1, 2005. The terms of the arrangement were agreed to by the Company and the former chief executive officer as of December 31, 2004, consequently, the Company has recorded the present value of the severance and health insurance continuation in the 2004 financial statements. The total amount recorded was $606,000, which has been reflected in selling, general and administrative expenses. The amount recorded has been discounted over the future payment terms at 6%. The corresponding liability is recorded in other current and non-current liabilities, for amounts due in 2007 and beyond, and accrued expenses and other liabilities for amounts due in 2006.

        In connection with the separation agreement discussed above, the Company and former chief executive officer entered into an exclusive distribution agreement that commenced July 1, 2005. The distribution agreement is for specified territories in Central America and has an initial term of two years. The agreement provides for renewal periods at the former chief executive officer's option, if specified sales volumes are attained. Pricing under this agreement is set at a discount off the Company's then current wholesale pricing. Additionally, effective July 1, 2005, the Company and the former chief executive officer entered into an agreement providing him the right to license and/or franchise airport kiosks selling the Company's products for a period of 10 years, subject to the Company's right to terminate the agreement if specified numbers of kiosks are not opened in timeframes specified.

        In 2005, the Company paid approximately $58,000 to sponsor the auto racing team of a director's family member which is recorded in selling, general and administrative expenses.

        In 2005, the Company paid approximately $41,000 in consulting fees to family members of two executives which are recorded in selling, general and administrative expenses.

        In May 2005, the Company reacquired the distribution rights of their products in the State of Hawaii (Crocs Hawaii) from one of its directors for a cash purchase price of approximately $50,000.

        In 2003, the Company's former chief executive officer loaned the Company $400,000 under a non-interest bearing note which was repaid during 2004. The impact of discounting this loan was not material.

15.   EQUITY

        In 1999, the Company was established by three partners, all owning an equal percentage interest in the Company. The Company was inactive until June 2002, when one of the partners bought out the interest of the other two partners taking full ownership interest in the Company.

        In 2002, the Company issued membership interests to fund normal operating activities for $594,000 in cash.

        During 2003, the membership interests were converted into Class A and Class B membership interests. The voting membership interests were converted into Class A membership interests. The non-voting membership interests were converted into Class B membership interests. Although there were no conversion features on the original membership interests, the rights and privileges were substantially the same for the old and new securities. Also in 2003, a net of $613,000 in cash was received for the issuance of Class B membership interests to fund normal operating activities. In May 2003, certain Class B holders were issued redemption features (see Note 17).

        In 2004, the Company issued membership interests for a net $375,000 in cash to fund normal operations. Also in 2004, membership interests in the Company were converted to membership units at a rate of 233,620 units for each percentage membership interest in the Company. Although there were no conversion features on the original membership interest, the rights and privileges were substantially the same for the old and new securities. As of December 31, 2004, a total of 27,333,540 units were authorized for issuance. A total of 24,981,454 units were outstanding, comprised of 4,672,400 Class A units, and 22,182,219 Class B units of which 1,873,165 units were unvested.

        In January 2005, in connection with the change from an LLC to a corporation, the Company converted the Class A and B units into common stock on a one for one basis.

        For purposes of computing income (loss) per common share, the Company has reflected the conversion of the membership interests into units, and the subsequent conversion of units into shares of the Company's stock, including a 233.62-for-one split of the Company's common stock and preferred stock in conjunction with the Company's initial public offering, in the 2003 and 2004 computation of shares outstanding (see Note 21).

        Equity-Based Compensation—The Company grants restricted stock and stock options for the retention of directors and employees and to consultants as compensation in lieu of cash. In connection with certain equity grants to employees and non-employees, the Company recognized equity based compensation expenses as follows (in thousands):

	Year Ended December 31
	2003	2004	2005
Employees	$356	$783	$4,437
Non-employees	—	1,009	320

Total	$356	$1,792	$4,757

        The Company's total deferred compensation as of December 31, 2005 was $12.4 million. Estimated future amortization of deferred compensation is as follows (in thousands):

Fiscal year ending December 31, 2006	$4,603
Fiscal year ending December 31, 2007	4,115
Fiscal year ending December 31, 2008	3,104
Fiscal year ending December 31, 2009	542

Total	$12,364

        The Company issues stock grants to employees and non-employees with vesting schedules of varying lengths. Typically, these grants range from immediately vesting to vesting periods of up to four years. Compensation expense is recognized over the vesting term for employees and non-employees on a straight-line basis. Deferred compensation represents the unvested portion of employee grants and is recorded as a reduction of equity. The fair value of employee grants is fixed at date of grant, or the measurement date, if later, while grants to non-employees are remeasured to fair value at each reporting period until vesting occurs. During 2004, the Company granted 549,007 restricted units for which the measurement date did not occur until April 27, 2005. Consequently, the value of these grants is remeasured at each reporting period, based on the fair value of the underlying stock, until such measurement date. The related compensation expense is recognized over the vesting period.

        Additionally, the Company's founder and another significant stockholder granted certain equity interests to independent contractors in 2004. As a result, the Company recorded $350,000 of equity based compensation to non-employees in 2004 related to these grants.

        The fair value of the equity units granted from October 2002 through December 2004 was originally estimated by the Company's board of directors based on information available to them on the dates of grant, including third party sales of these units. The Company did not obtain contemporaneous valuations by valuation specialists because, at the time of the issuances of stock options during this period, the Company's efforts were focused on acquiring new customers, developing its operational infrastructure and executing its business plan. The Company engaged an independent third party valuation specialist to perform a retrospective valuation of common stock at December 31, 2004. Additionally, the Company engaged a third party valuation specialist to perform retrospective valuations of common stock at May 1, 2005, June 30, 2005, August 1, 2005, September 1, 2005 and October 1, 2005. At December 31, 2005 the Company used the initial public offering price of $21.00 for the valuation of common stock.

        Stock Options—The Company granted 934,480 stock options during 2004 for which the measurement date did not occur until April 2005. The exercise price was set at the estimated fair value of the Company's common stock at date of grant of $1.02. The estimated grant date fair value of the options was $146,000. The value of these grants is remeasured at each reporting period, based on the fair value of the underlying stock less the exercise price of the option, until the measurement date occurs. The related compensation expense is recognized over the vesting period on a straight-line basis. These stock options vest over four years and have a term of seven years.

        The Company granted 350,430 stock options in January 2005 for which the measurement date did not occur until April 2005. The exercise price was set at the estimated fair value of the Company's common stock at date of grant of $1.70. The estimated grant date fair value of the options was $100,000. The value of these grants is remeasured at each reporting period, based on the fair value of the underlying stock less the exercise price of the option, until the measurement date occurs. The related compensation expense is recognized over the vesting period on a straight-line basis. These stock options vest over four years. 233,620 of these options have a 10 year term and 116,810 have a seven year term.

        On April 27, 2005, the Company's Board of Directors adopted the 2005 Equity Incentive Plan, ("2005 Plan"). The 2005 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to employees, and nonstatutory stock options, restricted stock, performance units, and other stock-based awards to employees, directors, and consultants. A total of 5,840,500 shares of the Company's common stock are reserved for issuance pursuant to the 2005 plan.

        The following summarizes stock option transactions for the years ended December 31, 2004 and 2005. No stock options were issued in 2002 or 2003:

	Year Ended December 31, 2004		Year Ended December 31, 2005
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—	934,480	$1.02
Granted	934,480	1.02	2,014,972	6.03
Exercised	—	—	—	—
Forfeited or expired	—	—	(25,698)	3.71

Outstanding at end of period	934,480	$1.02	2,923,754	$5.60

Weighted average fair value of options granted during the year where exercise price equaled fair value of the stock		$.16		$0.29

Weighted average fair value of options granted during the year where exercise price was less than fair value of stock		$—		$5.13

Vested at end of period	—	—	233,620	$1.02

        The Company's options under the 2005 Plan are exercisable immediately upon grant. In order to preserve the vesting provisions or the options, the options that are exercised early are subject to a repurchase right by the Company at the lower of exercise price or fair market value of the underlying stock at the date of repurchase. This repurchase right expires upon vesting of the underlying option.

        The status of total stock options outstanding at December 31, 2005 was as follows:

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Fair Value Determination
$1.02	934,480	5.7	Estimate of fair value
$1.70	350,430	8.0	3rd party retrospective valuation
$3.38	585,218	7.8	3rd party retrospective valuation
$5.69	621,429	9.2	3rd party retrospective valuation
$7.15	297,866	8.5	3rd party retrospective valuation
$10.74	134,331	9.8	3rd party retrospective valuation

	2,923,754	7.6

        Distribution—In 2004, the Company declared a distribution to members in the amount of $3.0 million. This amount was accrued in the financial statements at December 31, 2004 and was paid in April 2005.

16.   REDEEMABLE CONVERTIBLE PREFERRED SHARES

        In June 2004 the Company issued 7,452,492 Class C Redeemable Preferred Membership Units ("Class C Units") in the aggregate amount of $5.5 million. The proceeds were used to fund the acquisition of Foam Creations (see Note 5). Holders of Class C Units are entitled to receive out of the net profits of the Company, a dividend at the rate of five percent (5%) per annum on their initial investment payable semi-annually on the first day of June and December of each year beginning December 1, 2004; the dividends are cumulative and payable before any dividend or distribution is set apart or paid to common stockholders.

        In January 2005, in connection with the change from an LLC to a corporation, the Company redesignated the Class C Units as Series A Redeemable Preferred Shares ("Series A Shares"). Although there were no redesignation features on the original Class C Units, the redesignation was on a one for one basis and the rights and privileges were substantially the same for the old and new securities. The rights and privileges of the Series A Shares are substantially the same as those of the Class C Units, except as follows. The redemption feature of the Series A Shares consists of the right of the holder, commencing on July 1, 2009, to put any unconverted Series A Shares to the Company for the original issuance amount plus all accumulated and unpaid dividends. The redesignation had no impact of the Company's accounting for this issuance. In April 2005, the Series A Shares were amended to participate in dividends with common stock and in February 2006 converted to common stock in connection with the Company's initial public offering.

        The Series A Shares have a preference in liquidation equal to the amount of the initial investment, $5.5 million plus all accumulated and unpaid dividends. The shares are convertible at any time at the option of the holder for common shares on a one for one basis and were automatically converted to common stock in February 2006 upon the Company's initial public offering.

        Because the Series A Shares include a redemption feature that is outside of the control of the Company, the Company has classified the Series A Shares outside of stockholders' equity in accordance with Emerging Issues Task Force ("EITF") Topic D-98, "Classification and Measurement of Redeemable Securities." In accordance with EITF Topic D-98, the fair value at date of issuance, $5.5 million was recorded outside of stockholders' equity in the accompanying balance sheet. Dividends on the Series A Shares are reflected as a reduction of net income (loss) attributable to common stockholders.

17.   REDEEMABLE COMMON SHARES

        In May 2003, the Company granted certain holders of its Class B Units the right to put the units back to the Company commencing in the second quarter of 2006. Under the terms of the agreements, the purchase price is the greater of the holder's original investment or the holder's then current percentage ownership of the Company multiplied by the aggregate of the prior three fiscal years' net income. At December 31, 2005 and 2004, a total of 8,410,320 shares are subject to this put right. In accordance with EITF Topic D-98, the Company reclassified the estimated fair value of these units, $1.8 million, outside of stockholders' equity as of the date of the agreements. In connection with the reclassification, there was a deficit of the carrying value of Class B units in the amount of $391,000 which was recorded in accumulated deficit. In February 2006, in connection with the initial public offering of the Company's common stock, this put right expired and these shares were converted to common stock on a one for one basis and classified in stockholders' equity.

18.   OPERATING SEGMENTS AND RELATED INFORMATION

        The Company primarily designs, manufactures, and markets footwear under the crocs-brand. The acquisition of Foam Creations in 2004 (see Note 5) added an additional line of products for the spa and boat industries. All products are manufactured using the same manufacturing process. Operating results are assessed on an aggregate basis to make decisions about necessary resources and in assessing performance. Consequently, under the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company has one reportable segment for financial statement purposes. All significant revenues from external customers and long-lived assets were located in North America for the years ended December 31, 2003 and 2004. The Company's sales outside of North America totaled $5.8 million in the year ended December 31, 2005. Sales outside North America were not material in any other period presented. The Company's long-lived assets outside North America were $183,000 at December 31, 2005 and were not material in 2004.

        Revenues from one customer totaled approximately 12% of consolidated revenues during the year ended December 31, 2005. There were no customers who represented 10% or more of consolidated revenues in the years ended December 31, 2003 and 2004.

19.   LEGAL PROCEEDINGS

        In January 2005, the Company filed a lawsuit, through Foam Creations, against Holey Soles Holdings Ltd. in the Federal Court of Canada, Trial Division, in Toronto, Canada. The complaint alleges trademark and copyright infringement relating to the design of some of their shoe models. The Company believes that it owns all copyrights associated with its Beach footwear model and that the design of the Beach model has developed a substantial reputation and goodwill in Canada. Holey Soles offers footwear that is identical in style and visual appearance in every material respect to the Company's Beach model, and the Company believes Holey Soles has infringed on its intellectual property rights. The Company is seeking a permanent injunction with respect to any further acts of infringement of its intellectual property, as well as damages and attorneys' fees.

        In August 2005, Holey Soles filed a lawsuit against the Company in the United States District Court for the Southern District of New York. Holey Soles seeks a declaratory judgment that the Company does not have any valid copyright or trade dress rights with respect to the design of its footwear. In addition, Holey Soles seeks a declaratory judgment that the manufacture, sale and distribution of its footwear products does not constitute unfair competition and does not infringe upon its copyrights or trade dress rights. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

        Although the Company is subject to litigation from time to time in the ordinary course of its business, the Company is not party to any pending legal proceedings that the Company believes will have a material adverse impact on its business.

20.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

        Subsequent to the issuance of the Company's consolidated financial statements for the three months ended March 31, 2005, the Company determined that the fair value of common stock used for certain equity grants during 2005 was understated.

        The accompanying consolidated financial statements as of and for the year ended December 31, 2005 includes the impact of these adjustments. The consolidated financial statements for the three months ended March 31, 2005 will be restated at the time those financial statements are reissued with the Company's 2006 quarterly financial statements. The effect of the change in fair value is shown below:

	Quarter Ended March 31, As Previously Reported	Quarter Ended March 31,(a)(b) As Restated	Quarter Ended June 30,	Quarter Ended September 30,	Quarter Ended December 31,(c)
Year Ended December 31, 2005
Revenues	$10,958	$10,958	$25,769	$38,294	$33,560
Gross profit	6,839	6,839	13,969	22,181	17,819
Income from operations	2,743	2,166	5,417	12,347	6,962
Net income	2,396	2,040	3,350	7,411	4,171
Net income attributable to common stockholders	2,328	1,972	3,282	7,341	4,102
Basic income per common share	$0.09	$0.08	$0.13	$0.20	$0.12
Diluted income per common share	$0.07	$0.06	$0.10	$0.20	$0.12
Year Ended December 31, 2004
Revenues	$973		$2,047	$5,117	$5,383
Gross profit	279		1,035	2,635	2,409
Income (loss) from operations	(993)		90	422	(1,090)
Net income	(994)		90	346	(936)
Net income (loss) attributable to common stockholders	(994)		90	277	(1,009)
Basic income (loss) per common share	$(0.04)		$0.00	$0.01	$(0.04)
Diluted income (loss) per common share	$(0.04)		$0.00	$0.01	$(0.04)

(a)
On January 4, 2005, the Company converted from a limited liability company to a taxable corporation. For the tax years beginning on January 1, 2005 and afterward, the Company is subject to corporate-level U.S. federal and state income taxes. Additionally, the statement of operations for the three months ended March 31, 2005 reflects a one-time income tax benefit of $797,000 to record the net deferred tax assets at the date of conversion.

(b)
The first quarter of 2004 includes a charge of $793,000 related to the vesting of certain stock based compensation.

(c)
The fourth quarter of 2004 includes a charge of $606,000 in connection with the separation agreement with the former chief executive officer; see Note 14.

21.   SUBSEQUENT EVENTS

        In connection with the Company's initial public offering, on January 10, 2006 the Board of Directors approved a 233.62-for-1 stock split of the Company's common stock and preferred stock to be consummated prior to completion of the offering. All share and per share amounts related to common stock, preferred stock and stock options included in the accompanying financial statements and footnotes have been restated to reflect the stock split. In connection with the completion of the Company's initial public offering, the number of authorized shares was increased to 125,000,000 shares of common stock and 5,000,000 shares of preferred stock.

        On January 10, 2006, the Company's board of directors amended the 2005 Plan to increase the number of shares of common stock available for issuance under the 2005 Plan from 5,840,500 shares to 7,008,600 shares.

        On January 23, 2006 Foam Creations entered into a new loan agreement with the Business Development Bank of Canada for the purchase of fixed assets in the amount of $1.8 million, payable in monthly installments of $34,200 CAD plus interest starting in June 2006 and maturing May 2011 at the bank's float less 0.20%. The loan is secured by machinery and equipment.

        On February 13, 2006, the Company completed an initial public offering of 11,385,000 shares of common stock at a price to the public of $21.00 per share, of which 4,950,000 shares were sold by the Company and 6,435,000 were sold by certain selling shareholders, including 1,485,000 shares that were sold by the selling shareholders pursuant to the underwriters' over-allotment option. Upon completing the offering, the Company received net proceeds of approximately $96.9 million. The Company used the proceeds to repay amounts outstanding under its U.S. credit facility and Canadian bank loans and for working capital and general corporate purposes. In connection with the offering, the Company's redeemable common and preferred shares were converted to common shares.

        In March 2006, the Company paid the December 2005 semi-annual dividend payment on the Series A Shares of $137,500 and the final dividend payment of $57,000 for the time period January 1, 2006 through the Company's initial public offering, when the Series A Shares were converted into common stock.

        In March 2006, the Company paid $3.8 million related to the amounts outstanding under the loan from Development Bank of Canada and loans from the National Bank of Canada.