Form 10-K/A
period 2005-12-31
Crocs, Inc.
filed 2006-05-01
CIK 1334036

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-51754

CROCS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2164234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 28, 2006 was $775,563,439. The registrant's common stock was not publicly traded as of June 30, 2005, and began trading on the Nasdaq National Market on February 8, 2006. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the registrant.

        The number of shares of the registrant's common stock outstanding as of April 15, 2006 was 38,281,983.

Crocs Inc.
2005 Annual Report on Form 10-K/A

EXPLANATORY NOTE

        The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006, for the purpose of providing the information required by Part III of Form 10-K. The information required by Part III of Form 10-K is no longer being incorporated by reference to our Proxy Statement. Except as set forth in Part III below, no other changes are made to the original Form 10-K for the fiscal year ended December 31, 2005. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update in any way the disclosures contained in the original Form 10-K. Throughout this report, references to the "Company," "we," "our," or "us" refer to Crocs, Inc., and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Set forth below is information concerning our executive officers and members of our board of directors.

Name	Age	Position(s)
Ronald R. Snyder	49	Chief Executive Officer, President and Director
Peter S. Case	45	Chief Financial Officer, Senior Vice President—Finance and Treasurer
Michael C. Margolis	54	Vice President—Sales & Marketing
John P. McCarvel	49	Senior Vice President—Global Operations
George B. Boedecker, Jr.	44	Director
Raymond D. Croghan	56	Director
Michael E. Marks	55	Director
Mark A. Retzloff	57	Director
Richard L. Sharp	59	Chairman of the Board of Directors
Thomas J. Smach	45	Director
Brad L. Stoffer	49	Director

        Ronald R. Snyder has served as our Chief Executive Officer since January 2005, was appointed as our President and a director in June 2004, and served as a consultant from October 2003 to June 2004. From March 2004 to December 2004, he was Chief Executive Officer of Vinci Corporation, a home theater equipment company. From April 2000 to December 2003, Mr. Snyder served as a senior executive with Flextronics, Inc., a Nasdaq-listed electronics equipment manufacturer, where he was most recently President of the Flextronics Design division. Mr. Snyder joined Flextronics upon its acquisition of The Dii Group, Inc., of which he was a founder and officer and where he had previously led various groups, including manufacturing operations, mergers and acquisitions, and sales and marketing.

        Peter S. Case has served as our Chief Financial Officer and Treasurer since April 2006 and has served as our Senior Vice President—Finance since February 2006. Mr. Case served as the Executive Vice President, Chief Financial Officer and Treasurer of Ashworth, Inc., a Nasdaq-listed sports apparel and accessories company, from September 2005 to February 2006. From June 2000 to September 2005, Mr. Case served in several executive and managerial positions with Ashworth, including Director of Finance, Vice President of Finance, and Senior Vice President of Finance and Information Technology.

        Michael C. Margolis has served as our Vice President—Sales & Marketing since January 2005, and led our sales group as an independent consultant from October 2003 to December 2004. From May 1995 to December 2004, Mr. Margolis was a founder and served as Vice President of Source

Solutions, Inc., an apparel and merchandising company. He also successfully founded and ran a number of sporting goods and apparel companies prior to Source Solutions, and has extensive experience establishing and maintaining sales relationships with large retail chains.

        John P. McCarvel has served as Senior Vice President—Global Operations since October 2005 and served as our Vice President—Asian & Australian Operations from January 2005 to September 2005, after providing consulting services to us during 2004. From October 2001 to January 2005, Mr. McCarvel served as Vice President for the Design, Test and Semiconductor division of Flextronics, Inc., where he was responsible for building Flextronics's engineering infrastructure in Asia and growing Flextronics's business in the region. From 1999 to October 2001, he served as President of U.S. Operations and Senior Vice President of Worldwide Sales and Marketing for Singapore Technology Assembly Test Services Ltd., a semiconductor services company. He previously worked in executive level positions with Micron Custom Manufacturing Services, Inc. and The Dii Group, Inc.

        George B. Boedecker, Jr. has served as a member of our board of directors since June 2002. Mr. Boedecker was one of our co-founders and served as our Chief Executive Officer from July 2002 through December 2004. From 1996 to February 2002, Mr. Boedecker served as an executive with Quiznos Corporation, most recently serving as Executive Vice President. He is also a founder and managing member of Oregon Food Concepts LLC, a franchise sales and support company that owns and manages Quiznos franchise locations in Oregon and Washington.

        Raymond D. Croghan has served as a member of our board of directors since August 2004. Since 1999, Mr. Croghan has been retired. From 1991 to 1999, Mr. Croghan ran Croghan & Associates, Inc., a healthcare information technology consulting firm, which merged with Margolis Health Enterprise to form The TriZetto Group. Mr. Croghan serves on the boards of directors of several privately-held companies, and is a member of the board of trustees at Doane College in Crete, Nebraska.

        Michael E. Marks has served as a member of our board of directors since August 2004. On January 1, 2006, Mr. Marks joined Kohlberg Kravis Roberts & Co., a private equity firm, as a member of the firm. From January 1994 to January 1, 2006, Mr. Marks served as the Chief Executive Officer of Flextronics, Inc. He was appointed Chairman of the Board of Flextronics effective upon his retirement as Chief Executive Officer on January 1, 2006, and he previously served as Chairman of the Board of Flextronics from 1993 to January 2003. Mr. Marks has served as a member of the board of directors of Flextronics since 1991, and also serves as a director of SanDisk Corporation and Schlumberger Limited.

        Mark A. Retzloff has served as a member of our board of directors since August 2004. He is co-founder, President, Chief Organic Officer and a director of Aurora Dairy Corporation, a privately owned company that operates as Aurora Organic Dairy. From July 2001 to September 2004, he was Chief Executive Officer of Rudi's Organic Bakery, LLC, an organic foods company. Mr. Retzloff co-founded Horizon Organic Holding Corp. and served in various capacities with Horizon Organic from 1991 to August 2002, including as Chairman of the Board and President. He currently serves as a director of Wild Oats Markets, Inc. He is also a founding member and General Partner of Greenmont Capital Partners, a private equity firm that invests in natural products and broader wellness industries.

        Richard L. Sharp has served as the Chairman of our board of directors since April 2005. From 1982 to 2002, Mr. Sharp served in various positions with Circuit City Stores, Inc., a consumer electronics and personal computer retailer, most recently as President from 1984 to 1997, Chief Executive Officer from 1986 to 2000 and Chairman of the Board from 1994 to 2002. He is also a director of Flextronics, Inc. and Chairman of the Board of Carmax, Inc., the nation's largest specialty retailer of used cars and light trucks.

        Thomas J. Smach has served as a member of our board of directors since April 2005. Since January 2005, Mr. Smach has served as the Chief Financial Officer of Flextronics, Inc. From April 2000 to December 2004, Mr. Smach served as Senior Vice President—Finance of Flextronics. From 1997 to

April 2000, he served as the Senior Vice President, Chief Financial Officer and Treasurer of The Dii Group, Inc. Mr. Smach is a certified public accountant. Mr. Smach serves on the board of directors of ADVA AG Optical Networking.

        Bradley L. Stoffer has served as a member of our board of directors since August 2004. Since 1999, Mr. Stoffer has been a managing member of Oregon Food Concepts LLC, a franchise sales and support company that owns and manages Quiznos franchise locations in Oregon and Washington. Mr. Stoffer previously served as a sales and marketing executive for 16 years with Smith Brothers Office Environments, Inc., the largest furniture dealer in Oregon.

Board Composition

        Our board of directors consists of eight members. Under our bylaws, each of our directors holds office until their successors have been elected and qualified or until their earlier death, resignation, disqualification or removal. We have divided the terms of office of the directors into three classes. Class I consists of Messrs. Boedecker, Retzloff and Stoffer, whose terms will expire at the annual meeting of stockholders to be held in 2006. Class II consists of Messrs. Croghan, Marks and Sharp, whose terms will expire at the annual meeting of stockholders to be held in 2007. Class III consists of Messrs. Smach and Snyder, whose terms will expire at the annual meeting of stockholders to be held in 2008.

        Rules of the Nasdaq National Market require that our board of directors have a majority of independent directors. All members of the board of directors except Messrs. Snyder, Boedecker and Retzloff are independent directors as defined by Rule 4200(a)(15) of the National Association of Securities Dealers listing standards.

Board Committees

        Our board of directors has the authority to appoint committees to perform certain management and administrative functions. Our board of directors has established the following committees:

        Audit Committee.    Messrs. Smach (Chairman) and Croghan are the current members of our audit committee. The functions of the audit committee include oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the performance, qualifications and independence of our independent auditors and the performance of our internal audit function. Our audit committee is directly responsible, subject to stockholder ratification, for the appointment, retention, compensation, evaluation, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or related work. The purpose and responsibilities of our audit committee are set forth in the Audit Committee Charter approved by our board of directors on June 30, 2005.

        All of the members of the audit committee are, or will be when appointed, independent as determined in accordance with the rules of the Nasdaq National Market and relevant federal securities laws and regulations. Our board of directors has determined that Mr. Smach qualifies as an "audit committee financial expert" as defined by the applicable regulations of the Securities and Exchange Comission.

        Compensation Committee.    Our compensation committee consists of Messrs. Marks (Chairman) and Croghan. The compensation committee has overall responsibility for evaluating and approving our executive officer incentive compensation, benefit, severance, equity-based or other compensation plans, policies and programs. The compensation committee will also be responsible for producing an annual report on executive compensation for inclusion in our proxy statement. The purpose and responsibilities of our compensation committee are set forth in the Compensation Committee Charter approved by our board of directors on June 30, 2005. All of the members of the compensation committee are, or will be when appointed, independent as determined in accordance with the rules of the Nasdaq National Market and relevant federal securities laws and regulations.

        Nominating and Governance Committee.    Our nominating and governance committee consists of Messrs. Sharp (Chairman) and Stoffer. The nominating and governance committee will assist our board of directors in promoting our best interests and the best interests of our stockholders through the implementation of sound corporate governance principles and practices. In furtherance of this purpose, the nominating and governance committee will identify individuals qualified to become board members and recommend to our board of directors the director nominees for the next annual meeting of stockholders. It will also review the qualifications and independence of the members of our board of directors and its various committees on a regular basis and make any recommendations the committee members may deem appropriate from time to time concerning any recommended changes in the composition of our board of directors and its committees. The nominating and governance committee will also recommend to our board of directors the corporate governance guidelines and standards regarding the independence of outside directors applicable to our company and review such guidelines and standards and the provisions of the nominating and governance committee charter on a regular basis to confirm that such guidelines, standards and charter remain consistent with sound corporate governance practices and with any legal or regulatory requirements of the Nasdaq National Market. The nominating and governance committee will also monitor our board of directors and our compliance with any commitments made to our regulators or otherwise regarding changes in corporate governance practices and lead our board of directors in its annual review of our board of directors' performance.

        The purpose and responsibilities of our nominating and governance committee are set forth in the Nominating and Governance Committee Charter approved by our board of directors on June 30, 2005. All of the members of the nominating and governance committee are, or will be when appointed, independent as determined in accordance with the rules of the Nasdaq National Market.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and beneficial owners of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of our securities with the Securities and Exchange Commission. Those persons are required to furnish us with copies of these reports. Based solely on copies of reports we have received and representations from our executive officers and directors, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors for the period between the date of our initial public offering and April 15, 2006 were satisfied.

Code of Conduct and Ethics

        The Company has adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including the Company's principal executive, financial and accounting officers. The Code of Business Conduct and Ethics is posted on the Company website at www.crocs.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our directors and principal executive, financial and accounting officers by posting such information on the Company's website.

ITEM 11. Executive Compensation

Summary of cash and other compensation

        The following summary compensation table indicates the cash and non-cash compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers, collectively referred to as the "named executive officers" in this report, during our fiscal years ended December 31, 2004 and 2005. The compensation described in this table does not include medical, group life insurance or other benefits that are generally available to all of our salaried employees.

Summary Compensation Table

					Long-Term Compensation Awards
		Annual Compensation
Name and Principal Position					Restricted Stock Awards		Securities Underlying Options (#)	All Other Compensation(1)
	Year	Salary		Bonus
Ronald R. Snyder Chief Executive Officer and President	2005 2004	$295,000 95,000	(3)	$345,000 90,000	$606,182 —	(2)	— 467,240	$	— 500,000	(4)
Michael C. Margolis Vice President—Sales & Marketing	2005	200,000		243,131	386,280	(5)	280,344		—
Caryn D. Ellison(6) Vice President—Finance	2005	192,000		98,500	1,254,539	(7)	—		—
John P. McCarvel Senior Vice President—Global Operations	2005	195,000		183,445	386,280	(8)	—		—
Lyndon V. "Duke" Hanson, III Vice President—Customer Relations	2005 2004	125,000 95,300		74,625 15,150	— —		58,405 —		— 105,420	(9)

(1)
We have omitted perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of the executive officer's annual salary and bonus disclosed in this table.

(2)
Includes a grant of 58,405 shares of common stock on September 1, 2005, and grants of 4,868 shares of common stock on each of October 1, November 1, and December 1, 2005 pursuant to the vesting terms under a restricted stock award agreement.

(3)
Mr. Snyder began his employment with us in June 2004. In accordance with an arrangement with Vinci Corporation, an entity controlled by Mr. Snyder, we paid an additional $65,000 (including payroll taxes) to Mr. Snyder for services performed by Mr. Snyder on behalf of Vinci Corporation while he was employed by us. Vinci Corporation reimbursed us for these expenses.

(4)
Includes 1,500 Class B membership units with a fair market value of $150,000, which converted into 350,430 shares of our common stock, transferred to Mr. Snyder by Mr. Boedecker as compensation for consulting services rendered to us prior to the commencement of his employment with us in June 2004. Also includes 1,500 Class B membership units with a fair market value of $150,000, which converted into 350,430 shares of our common stock, transferred to Mr. Snyder by Anthony Kruse, a holder of more than 5% of our common stock, as compensation for consulting services rendered to us prior to the commencement of his employment with us in June 2004. Also includes 2,000 Class B membership units with a fair market value of $200,000, which converted into 467,240 shares of our common stock, and were granted to Mr. Snyder for consulting services.

(5)
Includes a grant of 77,796 shares of common stock on July 1, 2005 pursuant to the vesting terms under a restricted stock award agreement.

(6)
Ms. Ellison served as our Chief Financial Officer and Treasurer from November 2004 to April 2006.

(7)
Includes a grant of 116,810 shares of common stock on October 1, 2005 pursuant to the vesting terms under a restricted stock award agreement.

(8)
Includes a grant of 77,796 shares of common stock on July 1, 2005 pursuant to the vesting terms under a restricted stock award agreement.

(9)
Includes sales commissions of $19,213. Also includes 500 Class B membership units with a fair market value of $86,207, which converted into 116,810 shares of our common stock, as compensation for services.

        The following table sets forth certain information concerning option grants to the named executive officers during 2005.

Option Grants in 2005

	Individual Grants
		Percent of Total Options Granted to Employees in Fiscal Year			Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted
Name			Exercise Price	Expiration Date
					5%	10%
Michael C. Margolis	280,344	22%	$5.69	8/1/15	$7,994,539	$13,674,834
Lyndon V. "Duke" Hanson, III	58,405	5%	$1.70	1/1/15	$1,898,559	$3,081,950

        The options granted to Mr. Margolis were granted under our 2005 Equity Incentive Plan. The options have a term of 10 years and 25% of the options will vest on August 1, 2006. The remaining 75% will vest in 36 equal monthly installments thereafter.

        The options granted to Mr. Hanson were granted outside of our 2005 Equity Incentive Plan. The options have a term of 10 years and 25% of the options vested on January 1, 2006. The remaining 75% will vest in 36 equal monthly installments thereafter. The options are subject to termination prior to the expiration date in the event of the optionee's death, disability or termination of employment, as set forth in the option agreement.

        All of the options were granted at an exercise price equal to the fair market value of our common stock on the date of grant, as determined in good faith by our board of directors. Because there was no public market for our stock prior to our initial public offering, our board of directors determined the fair market value of our common stock by considering a number of factors, including, but not limited to, our financial performance and prospects for our future growth and profitability.

        The amounts shown on this table as the "Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term" represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10%, compounded annually, which are required to be presented by Securities and Exchange Commission rules, and do not reflect our estimates or projections of the future price of our common stock. The gains are based on the assumed rates of appreciation presented, beginning on the grant date of the options, in the value of our common stock from the initial public offering price of $21.00 per share. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the option holder's continued employment through the option period, and the date on which the options are exercised.

        The following table sets forth information concerning the number and value of exercisable and unexercisable options held by the named executive officers who held options as of December 31, 2005. The value of unexercised in-the-money options at December 31, 2005 represents an amount equal to the difference between the initial public offering price of $21.00 per share and the option exercise price, multiplied by the number of unexercised in-the-money options. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

Aggregated Option Exercises in 2005 and Year-End Option Values

						Value of Unexercised In-The-Money Options at Fiscal Year-End(1)
			Number of Securities Underlying Unexercised Options at Fiscal Year-End
Name	Number of Shares Acquired on Exercise	Value Realized
			Exercisable		Unexercisable	Exercisable	Unexercisable
Ronald R. Snyder	—	$—	146,013		321,227	$2,917,341	$6,418,116
Michael C. Margolis	—	—	280,344	(2)	—	4,292,083	—
Caryn D. Ellison	—	—	—		—	—	—
John P. McCarvel	—	—	—		—	—	—
Lyndon V. "Duke" Hanson, III	—	—	—		58,405	—	1,127,218

(1)
The value of unexercised in-the-money options is based on our initial public offering price of $21.00 per share, minus the actual exercise price.

(2)
The options held by Mr. Margolis are immediately exercisable but are subject to vesting restrictions providing that, in the event any of the options are exercised prior to the time they are vested, the shares received upon such exercise will be subject to repurchase until the applicable vesting period has been satisfied. The vesting provisions are described above under "Option Grants in 2005."

Director Compensation

        We grant our non-employee directors options to purchase 116,810 shares of our common stock upon their initial election to our board of directors and options to purchase an additional 29,203 shares of our common stock for each year of service. The Chairman of the board of directors also receives options to purchase an additional 58,405 shares of our common stock upon his initial election as Chairman. The Chairman of the audit committee of the board of directors receives options to purchase an additional 29,203 shares of common stock for each year of service. The options are granted at the fair market value of our common stock on the date of grant and have a term of seven years. Each option grant will vest annually over four years, so long as such person remains a director. Therefore, the option will be fully vested on the fourth anniversary of the date of grant. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committees of the board of directors.

Compensation Committee Interlocks and Insider Participation

        The board of directors formed our compensation committee on April 16, 2005 and Messrs. Croghan and Marks served as the members of our compensation committee for the remainder of our fiscal year ended December 31, 2005. No executive officer currently serves, or in the past has served, on the compensation committee or the board of directors of any other company of which any of the members of our compensation committee or any of our directors is an executive officer.

        Prior to April 16, 2005, we did not have a compensation committee, and Messrs. Snyder and Boedecker were members of our board of directors and were concurrently our officers and employees. As members of the board of directors, Messrs. Snyder and Boedecker participated in deliberations of our board of directors concerning executive officer compensation.

Employment Agreements

Agreement with Peter Case

        On February 2, 2005, we entered into an at-will employment arrangement with Mr. Case, our Chief Financial Officer, Senior Vice President—Finance, and Treasurer, pursuant to which we will pay Mr. Case a monthly salary of $22,916.66, as well as a potential maximum performance based bonus of $41,249.99 per quarter. Under the terms of the arrangement, on February 7, 2006, we granted Mr. Case options to purchase 120,000 shares of our common stock at $21.00 per share, which was the initial public offering price of our common stock and the fair market value of our common stock at the time of grant.

Agreement with Caryn Ellison

        On October 18, 2004, we entered into an at-will employment arrangement with Caryn Ellison, our Vice President—Finance and former Chief Financial Officer. The arrangement calls for Ms. Ellison to be compensated at a rate of $16,000 per month and provides that we will pay six months severance in the event Ms. Ellison's employment is terminated by us. The arrangement also provides for Ms. Ellison to receive certain equity awards, as described below under "Equity Grants to Executive Officers and Directors."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The table below sets forth information concerning beneficial ownership of our common stock as of April 15, 2006 by:

  •
  each of our current directors;

  •
  each of the named executive officers;

  •
  all of our current directors and executive officers as a group; and

  •
  each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

        The number of shares beneficially owned by each stockholder we identify below is determined under rules promulgated by the Securities and Exchange Commission. In computing percentage ownership of each person, shares of common stock subject to options held by that person that are currently exercisable, or exercisable within 60 days of April 15, 2006, are deemed to be outstanding and beneficially owned by that person. In addition, shares that are required to be issued by us to any person pursuant a restricted stock award agreement within 60 days of April 15, 2006 are also deemed to be outstanding and beneficially owned by that person. None of these shares, however, are deemed outstanding for the purpose of computing the percentage ownership of any other person.

        The inclusion of those shares in the following table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. To our knowledge, except as indicated in this table and pursuant to applicable community property laws, each stockholder named in the table has sole investment and voting power, or shares voting and/or investment power with his or her spouse, with respect to all shares listed below as owned by that stockholder. Percentage ownership is based on 38,281,983 shares of our common stock outstanding on April 15, 2006. Unless otherwise indicated below, the address of each person or entity listed below is in care of Crocs Inc., 6273 Monarch Park Place, Niwot, Colorado 80503.

	Beneficial Ownership
Name and Address of Beneficial Owner
	Shares	Percent
5% Stockholders(1)
Anthony Kruse(2)	2,365,784	6.2%
Michael J. Roberts(3)	2,374,982	6.2%
WB Investors, LLC(4)	1,945,589	5.1%
Non-Employee Directors
George B. Boedecker, Jr.(5)	3,511,363	9.2%
Raymond D. Croghan(6)	675,164	1.8%
Michael R. Marks(7)	2,156,447	5.6%
Mark A. Retzloff(8)	551,278	1.4%
Richard L. Sharp(9)	1,101,529	2.6%
Thomas J. Smach(10)	179,563	*
Bradley L. Stoffer(11)	805,990	2.1%
Named Executive Officers
Ronald R. Snyder(12)	2,629,807	6.7%
Lyndon V. "Duke" Hanson, III(13)	861,716	2.2%
Michael C. Margolis(14)	578,937	1.5%
Caryn D. Ellison(15)	140,175	*
John P. McCarvel(16)	209,339	*
All directors and executive officers as a group (12 persons)(17)	13,401,308	33.6%

*
Represents less than 1% of outstanding shares of common stock.

(1)
Messrs. Marks and Snyder are listed below and also own beneficially more than 5% of our voting securities.

(2)
The address for Mr. Kruse is 2601 S. Minnesota Ave., Suite 105, Sioux Falls, SD 57105.

(3)
Shares beneficially owned include 1,588,616 shares of common stock owned by Sandstone Ventures, LLC. Mr. Roberts is the manager of Sandstone Ventures, LLC and exercises voting and investment power over the shares beneficially owned by Sandstone Ventures, LLC. Also includes 786,366 shares of common stock owned by the Michael J. Roberts Trust. Mr. Roberts is the trustee of the trust and exercises voting and investment power over all of the shares. The address for Sandstone Ventures, LLC and the Michael J. Roberts Trust is 6684 Gunpark Drive East, Boulder, CO, 80301.

(4)
Mr. Marks is the managing member of WB Investors, LLC and exercises voting and investment power over the shares beneficially owned by WB Investors, LLC. The address for WB Investors, LLC is c/o Morgan Stanley & Co., Attn: James Boon, 700 Corporate Park Drive, Suite 500, St. Louis, MO 63105.

(5)
Shares beneficially owned includes 58,406 shares subject to options exercisable within 60 days of April 15 2006, and 47,661 shares held by Jennifer Thompson as custodian for Mr. Boedecker's three minor children under the Colorado Uniform Gifts to Minors Act. Mr. Boedecker exercises voting and investment power over all of these shares. The address for Mr. Boedecker is 4450 Arapahoe, Suite 100, Boulder, CO 80303.

(6)
Shares beneficially owned includes 58,406 shares subject to options exercisable within 60 days of April 15, 2006. Also includes an aggregate of 56,070 shares of common stock beneficially owned by two trusts for the benefit of Mr. Croghan's two daughters. Mr. Croghan's spouse is the trustee of both trusts and she exercises sole voting and investment power over the shares. Mr. Croghan disclaims beneficial ownership of such shares.

(7)
Shares beneficially owned includes 58,406 shares subject to options exercisable within 60 days of April 15, 2006 and 1,945,589 shares benefically owned by WB Investors, LLC. Mr. Marks is the managing member of WB Investors, LLC and exercises voting and investment power over the shares beneficially owned by WB Investors, LLC.

(8)
Shares beneficially owned includes 58,406 shares subject to options exercisable within 60 days of April 15, 2006 and 492,872 shares of our common stock owned by Retzloff Family Company, LLLP. Mr. Retzloff is the managing partner of Retzloff Family Company, LLLP and exercises voting and investment power over all of these shares.

(9)
Shares beneficially owned includes 175,215 shares subject to options exercisable within 60 days of April 15, 2006, 58,405 shares beneficially owned by BES & RS, LLC, 58,405 shares beneficially owned by EGG & RS, LLC, and 58,405 shares beneficially owned by RBG & RS, LLC. Mr. Sharp is the sole manager of each of BES & RS, LLC, EGG & RS, LLC, and RBG & RS, LLC and exercises voting and investment power over the shares beneficially owned by each company. Shares beneficially owned also includes 58,405 shares of common stock beneficially owned by Mr. Sharp's spouse and Mr. Sharp disclaims beneficial ownership of such shares. The address for Mr. Sharp is 9020 Stony Point Parkway, #180, Richmond, VA 23235.

(10)
Shares beneficially owned include 146,013 shares subject to options exercisable within 60 days of April 15, 2006.

(11)
Shares beneficially owned includes 58,406 shares subject to options exercisable within 60 days of April 15, 2006 and 373,792 shares held as custodian for Mr. Stoffer's two minor children under the Oregon Uniform Gifts to Minors Act. Mr. Stoffer exercises voting and investment power over all of these shares.

(12)
Shares beneficially owned includes 681,393 shares subject to options exercisable within 60 days of April 15, 2006 and 9,736 shares that will be issued pursuant to a restricted stock award agreement within 60 days of April 15, 2006. Also includes 233,620 shares held in the name of Union Bank of California, Trustee f/b/o Ronald Snyder, 15,419 shares held by Mr. Snyder's spouse, Kimberly Snyder, and 98,248 shares held as custodian for Mr. Snyder's six children and stepchildren under the Colorado Uniform Gifts to Minors Act. Mr. Snyder exercises voting and investment power over all of these shares other than the shares held by Ms. Snyder. Mr. Snyder disclaims beneficial ownership of all shares held by Ms. Snyder.

(13)
Shares beneficially owned includes 20,685 shares subject to options exercisable within 60 days of April 15, 2006. Also includes 23,362 shares held of record by two trusts for the benefit of Mr. Hanson's two minor children. Mr. Hanson's brother, R. Douglas Hanson, is the trustee of both trusts and exercises sole voting and investment power over the shares. Mr. Hanson disclaims beneficial ownership of the shares held by the trusts.

(14)
Shares beneficially owned includes 280,345 shares subject to options exercisable within 60 days of April 15, 2006. Also includes 179,226 shares held in the name of Citigroup Global Markets Inc. as rollover custodian f/b/o Michael C. Margolis, 1,570 shares held in the name of Mr. Margolis' two daughters and 12,500 shares held of record by two trusts for the benefit of Mr. Margolis' two daughters. Mr. Margolis exercises voting and investment power over all of these shares other than the shares held by the trusts. Mr. Margolis' spouse, Crystine J. Margolis, is the trustee of both trusts and exercises sole voting and investment power over the shares held by the trusts. Mr. Margolis disclaims beneficial ownership of the shares held by the trusts.

(15)
Shares beneficially owned includes 35,043 shares subject to options exercisable within 60 days of April 15, 2006. Also includes 4,674 shares held as custodian for Ms. Ellison's two minor children under the Colorado Uniform Gifts to Minors Act. Ms. Ellison exercises voting and investment power over all of these shares.

(16)
Shares beneficially owned includes 60,043 shares subject to options exercisable within 60 days of April 15, 2006.

(17)
Shares beneficially owned includes 613,258 shares of common stock subject to options issued to six non-employee directors and 1,077,509 shares of common stock subject to options or restricted stock award agreements issued to five named executive officers that are exercisable or issuable within 60 days of April 15, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

        Item 5 of Part II on our Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006, contains information concerning securities authorized for issuance under equity compensation plans.

ITEM 13. Certain Relationships and Related Transactions

        Ronald Snyder's spouse, Kimberly Snyder, was employed during 2005 as our Director of Apparel and Accessories, and received $81,250 in salary and $27,000 in bonus compensation in 2005.

        On January 1, 2005, we entered into a separation and release agreement with Mr. Boedecker, relating to his resignation as our Chief Executive Officer. In exchange for certain releases granted by Mr. Boedecker, we agreed to pay him a severance amount of $600,000, less all legally required deductions and withholdings, in 16 equal quarterly installments at the beginning of each calendar quarter for a four year period. The agreement provides that Mr. Boedecker is entitled to participate in our standard medical benefits package until December 31, 2009, and that Mr. Boedecker is entitled to a reimbursement of business expenses he incurred before January 1, 2005. In accordance with the terms of the agreement, Mr. Boedecker remained on our board of directors, but there is no agreement requiring us to nominate him to the board in any future period.

        Under the terms of the separation and release agreement, on April 1, 2005, we entered into a distribution agreement with Crocodile Distribution, LLC, an entity controlled by Mr. Boedecker, which granted Crocodile Distribution the exclusive right to distribute our products in Mexico, the Dominican Republic, Costa Rica and, to the extent it complies with United States law in the future, Cuba. The initial term of the agreement is 10 years from July 1, 2005 and it is renewable on a non-exclusive basis for an additional five year term. The exclusivity portion of the agreement may be terminated by us if Crocodile Distribution fails to purchase certain minimum amounts of our products. Crocodile Distribution will receive a discount from our standard wholesale list price for the purchase of our products. In addition, on July 1, 2005, we entered into a kiosk agreement with Crocodile Kiosk, LLC, an entity controlled by Mr. Boedecker, which granted Crocodile Kiosk exclusive rights to license or sell certain crocs-related franchises to third parties. The license or franchise rights will give the licensee or franchisee the right to establish retail kiosks in airport locations. The term of the license agreement is ten years but the termination of the kiosk agreement will not have an effect on a licensee's or franchisee's right to operate the kiosk for a term of up to 15 years. If Crocodile Kiosk fails to license or franchise a minimum number of kiosks during the term, the agreement will become non-exclusive.

        In April 2003, we entered into an oral distribution arrangement with St. Vrain Trading, LLC, an entity controlled by Mark Retzloff, a member of our board of directors, which granted St. Vrain the exclusive right to distribute our footwear products in Hawaii. Under the arrangement, St. Vrain purchased our footwear products at a discount to our standard wholesale prices.

        On May 19, 2005, we purchased all of the assets of St. Vrain Trading for a net amount in cash equal to $55,563, and the assumption of a lease agreement and other liabilities. The purchased assets consisted of $81,707 in cash and accounts receivable, inventory valued at $39,910 and $1,750 of other assets.

Director and Officer Indemnification

        We have entered into agreements to indemnify our directors and executive officers, in addition to the indemnification provided for in our certificate of incorporation and bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses (including attorneys' fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person's services as a director or executive officer of ours, any subsidiary of ours or any other company or enterprise to which the person provided services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

ITEM 14. Principal Accountant Fees and Services

        Deloitte & Touche LLP, which was our independent public accounting firm for the year ended December 31, 2005, has been selected by our Audit Committee to be the independent registered public accounting firm of Crocs, Inc. and its subsidiaries for the year ended December 31, 2006.

        The following table sets forth the aggregate fees we paid to Deloitte & Touche LLP, our independent registered public accounting firm, and other member firms of Deloitte Touche Thomatsu and their respective affiliates, which we refer to collectively as Deloitte entities, for professional services provided during 2005. The Company did not employ a registered public accounting firm during 2004, however, in conjunction with the Company's initial public offering, Deloitte & Touche LLP performed audit procedures related to the years ended December 31, 2002, 2003 and 2004, with the fees reflected in 2004 below. All fees paid to the Deloitte entities were pre-approved by the Audit Committee, which concluded that the provision of such services by the Deloitte entities was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

	2005	2004
Audit fees(1)	$977,710	$350,984
Audit-related fees	—	—
Tax fees(2)	65,763	—
All other fees	—	—

Total fees	$1,043,473	$350,984

(1)
Audit fees relate to professional services rendered in connection with the audit of our annual financial statements included in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation, such as: (i) comfort letters, consents and other audit services related to SEC and other regulatory filings; and (ii) accounting consultation related to the audit. Audit fees consisted of audit work performed and billed through the date of this filing.

(2)
Tax fees include professional services rendered in connection with tax compliance, tax advice, tax consulting and tax planning.

PART IV

Item 15. Exhibits and Financial Statement Schedules

        (a)(3) Exhibits

        The following exhibits are filed or incorporated by reference as part of this Amendment No. 1 to the registrant's Annual Report on Form 10-K.

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
10.13*
Lease Agreement between Jose Pablo Hernandez Gonzalez and Crocs Mexico, SRL de C.V. dated as of May 1, 2005, as amended in August, 2005, for the facility located in Emiliano Zapata, Primer Sector, No. 204, zona centro, C.P. 36400 in the city of Purísima del Rincón, Guanajuato.
10.14*	Stock Purchase Agreement among 4246519 Canada, Inc., Finproject Group S.p.A., 3107019 Canada, Inc. and Daniel J. Hunter dated as of June 29, 2004.
10.15*	Asset Purchase and Property Transfer Agreement between Hana Phylon Tech SA de C.V. and Crocs Mexico, SRL de C.V. dated as of April 23, 2005.
10.16*	Asset Purchase and Property Transfer Agreement between St. Vrain Trading, LLC, d/b/a Crocs Hawaii, LLC and the Registrant dated May 19, 2005.

10.17*	Amended and Restated Credit Agreement between the Registrant and Bank of America, N.A., dated as of October 26, 2005.
10.18*	Amended and Restated Security Agreement between the Registrant and Bank of America, N.A., dated as of October 26, 2005.
10.19†*	Distribution Agreement between Crocodile Distribution and the Registrant dated as of April 1, 2005.
10.20*	Kiosk Agreement between Crocodile Kiosk, LLC and the Registrant dated as of July 1, 2005.
10.21†*	Amended and Restated Agreement for Supply between Finproject S.p.A. and the Registrant dated as of July 26, 2005.
10.22*@	Separation and Release Agreement between George Boedecker and the Registrant dated as of January 1, 2005.
10.23*@	Employment Letter Agreement of Caryn D. Ellison.
10.24*@	Independent Contractor Agreement between Ronald Snyder and the Registrant dated as of October 1, 2003.
10.25*
Lease Agreement between Jose Pablo Hernandez Gonzalez and Crocs Mexico, SRL de C.V. dated as of May 1, 2005, as amended in August, 2005, for the facilities located in Emiliano Zapata, Primer Sector, Nos. 208 and 212, zona centro, C.P. 36400 in the city of Purísima del Rincón, Guanajuato.
10.26*	First Amendment to Amended and Restated Credit Agreement, dated as of January 18, 2006, among Crocs, Inc., Crocs Retail, Inc., Western Brands Holding Company, Inc. and Bank of America, N.A.
10.27*@	Offer Letter between Peter Case and the Registrant dated as of February 2, 2006.
10.28**@	Nonstatutory Stock Option Agreement between the Registrant and Raymond D. Croghan dated September 1, 2004.
10.29**@	Nonstatutory Stock Option Agreement between the Registrant and Michael E. Marks dated September 1, 2004.
10.30**@	Nonstatutory Stock Option Agreement between the Registrant and Mark A. Retzloff dated September 1, 2004.
10.31**@	Nonstatutory Stock Option Agreement between the Registrant and Ronald R. Snyder dated September 1, 2004.
10.32**@	Nonstatutory Stock Option Agreement between the Registrant and Brad L. Stoffer dated September 1, 2004.
10.33**@	Nonstatutory Stock Option Agreement between the Registrant and George B. Boedecker, Jr. dated January 4, 2005.
10.34**@	Nonstatutory Stock Option Agreement between the Registrant and Lyndon V. Hanson, III dated January 4, 2005.
10.35**@	Nonstatutory Stock Option Agreement between the Registrant and Erik Rebich dated January 4, 2005.

10.36**@	Nonstatutory Stock Option Agreement between the Registrant and Scott Seamans dated January 4, 2005.
10.37**@	Nonstatutory Stock Option Agreement between the Registrant and Andy Reddyhoff dated January 4, 2005.
21***	Subsidiaries of the Registrant.
23***	Consent of Deloitte & Touche LLP.
31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*
Incorporated herein by reference to Crocs, Inc.'s Registration Statement on Form S-1 (File No. 333-127526).

**
Incorporated by reference to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).

***
Incorporated by reference to Crocs, Inc.'s Registration Statement on Form 10-K, filed on March 31, 2006 (File No. 000-51754).

@
Management contract or compensatory plan or arrangement.

†
The Registrant has been granted confidential treatment with respect to portions of these exhibits.

††
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 1, 2006.

CROCS INC.
By:	/s/ PETER S. CASE
	Name:	Peter S. Case
	Title:	Chief Financial Officer, Senior Vice President—Finance and Treasurer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1**	Restated Certificate of Incorporation of Crocs, Inc.
3.2**	Amended and Restated Bylaws of Crocs, Inc.
4.1	Reference is made to Exhibits 3.1 through 3.4.
4.2*	Specimen common stock certificate.
10.1*@	Form of Indemnity Agreement between Crocs, Inc. and each of its directors and executive officers.
10.2*@	Crocs, Inc. 2005 Equity Incentive Plan (the "2005 Plan").
10.2.2*@	Amendment No. 1 to the 2005 Plan.
10.3*@	Form of Notice of Grant of Stock Option under the 2005 Plan.
10.4*@	Form of Notice of Grant of Stock Option for Non-Exempt Employees under the 2005 Plan.
10.5*@	Form of Stock Purchase Agreement under the 2005 Plan.
10.6*@	Form of Stock Option Agreement under the 2005 Plan.
10.7*@	Form of Restricted Stock Award Grant Notice under the 2005 Plan.
10.8*@	Form of Restricted Stock Award Agreement under the 2005 Plan.
10.9*@	Form of Non-Statutory Stock Option Agreement.
10.10*	Commercial Lease between DiiG, LLP and the Registrant dated as of December 26, 2004.
10.11*	Sublease between Flextronics USA, Inc. and the Registrant dated as of May 19, 2005.
10.12*	Lease Agreement between 9077-7152 Québec Inc. and Foam Creations dated as of August 17, 2005.
10.13*
Lease Agreement between Jose Pablo Hernandez Gonzalez and Crocs Mexico, SRL de C.V. dated as of May 1, 2005, as amended in August, 2005, for the facility located in Emiliano Zapata, Primer Sector, No. 204, zona centro, C.P. 36400 in the city of Purísima del Rincón, Guanajuato.
10.14*	Stock Purchase Agreement among 4246519 Canada, Inc., Finproject Group S.p.A., 3107019 Canada, Inc. and Daniel J. Hunter dated as of June 29, 2004.
10.15*	Asset Purchase and Property Transfer Agreement between Hana Phylon Tech SA de C.V. and Crocs Mexico, SRL de C.V. dated as of April 23, 2005.
10.16*	Asset Purchase and Property Transfer Agreement between St. Vrain Trading, LLC, d/b/a Crocs Hawaii, LLC and the Registrant dated May 19, 2005.
10.17*	Amended and Restated Credit Agreement between the Registrant and Bank of America, N.A., dated as of October 26, 2005.
10.18*	Amended and Restated Security Agreement between the Registrant and Bank of America, N.A., dated as of October 26, 2005.
10.19†*	Distribution Agreement between Crocodile Distribution and the Registrant dated as of April 1, 2005.

10.20*	Kiosk Agreement between Crocodile Kiosk, LLC and the Registrant dated as of July 1, 2005.
10.21†*	Amended and Restated Agreement for Supply between Finproject S.p.A. and the Registrant dated as of July 26, 2005.
10.22*@	Separation and Release Agreement between George Boedecker and the Registrant dated as of January 1, 2005.
10.23*@	Employment Letter Agreement of Caryn D. Ellison.
10.24*@	Independent Contractor Agreement between Ronald Snyder and the Registrant dated as of October 1, 2003.
10.25*
Lease Agreement between Jose Pablo Hernandez Gonzalez and Crocs Mexico, SRL de C.V. dated as of May 1, 2005, as amended in August, 2005, for the facilities located in Emiliano Zapata, Primer Sector, Nos. 208 and 212, zona centro, C.P. 36400 in the city of Purísima del Rincón, Guanajuato.
10.26*	First Amendment to Amended and Restated Credit Agreement, dated as of January 18, 2006, among Crocs, Inc., Crocs Retail, Inc., Western Brands Holding Company, Inc. and Bank of America, N.A.
10.27*@	Offer Letter between Peter Case and the Registrant dated as of February 2, 2006.
10.28**@	Nonstatutory Stock Option Agreement between the Registrant and Raymond D. Croghan dated September 1, 2004.
10.29**@	Nonstatutory Stock Option Agreement between the Registrant and Michael E. Marks dated September 1, 2004.
10.30**@	Nonstatutory Stock Option Agreement between the Registrant and Mark A. Retzloff dated September 1, 2004.
10.31**@	Nonstatutory Stock Option Agreement between the Registrant and Ronald R. Snyder dated September 1, 2004.
10.32**@	Nonstatutory Stock Option Agreement between the Registrant and Brad L. Stoffer dated September 1, 2004.
10.33**@	Nonstatutory Stock Option Agreement between the Registrant and George B. Boedecker, Jr. dated January 4, 2005.
10.34**@	Nonstatutory Stock Option Agreement between the Registrant and Lyndon V. Hanson, III dated January 4, 2005.
10.35**@	Nonstatutory Stock Option Agreement between the Registrant and Erik Rebich dated January 4, 2005.
10.36**@	Nonstatutory Stock Option Agreement between the Registrant and Scott Seamans dated January 4, 2005.
10.37**@	Nonstatutory Stock Option Agreement between the Registrant and Andy Reddyhoff dated January 4, 2005.
21***	Subsidiaries of the Registrant.
23***	Consent of Deloitte & Touche LLP.
31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*
Incorporated herein by reference to Crocs, Inc.'s Registration Statement on Form S-1 (File No. 333-127526).

**
Incorporated by reference to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).

***
Incorporated by reference to Crocs, Inc.'s Registration Statement on Form 10-K, filed on March 31, 2006 (File No. 000-51754).

@
Management contract or compensatory plan or arrangement.

†
The Registrant has been granted confidential treatment with respect to portions of these exhibits.

††
Filed herewith.