Form 10-Q
period 2006-03-31
Crocs, Inc.
filed 2006-05-15
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-51754

Crocs, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2164234 (I.R.S. Employer Identification No.)
6273 Monarch Park Place, Niwot Colorado 80503 (Address of Registrant’s principal executive offices)
(303) 648-4260 (Registrant’s telephone number, including area code)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                    Accelerated filer ☐                                              Non-accelerated filer ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

                As of April 30, 2006, Crocs, Inc. had 38,281,983 shares of its $0.001 par value common stock outstanding.

CROCS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2006	2005
		(As restated see note 13)
Revenues	$44,844	$10,958
Cost of sales	21,163	4,119
Gross profit	23,681	6,839
Selling, general and administrative expense (including share-based compensation expense of $1,690, and $1,276, respectively)	13,689	4,673
Income from operations	9,992	2,166
Interest expense	279	37
Other (income) expense—net	(287)	17
Income before income taxes	10,000	2,112
Income tax expense	3,560	72
Net income	6,440	2,040
Dividends on redeemable convertible preferred shares	33	68
Income attributable to common stockholders	$6,407	$1,972

Income per common share:
Basic	$0.19	$0.08
Diluted	$0.17	$0.06

Weighted average common shares:
Basic	32,897,743	25,176,137
Diluted	38,259,456	33,078,265

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	As of
	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$67,861	$4,787
Accounts receivable—net	27,178	17,641
Inventories	40,686	28,494
Deferred tax assets	1,636	1,939
Prepaid expenses and other current assets	4,139	3,492
Total current assets	141,500	56,353
Property and equipment—net	17,037	14,765
Goodwill	335	336
Intangible assets—net	6,854	5,311
Deferred tax assets	1,532	1,084
Other assets	279	183
Total	$167,537	$78,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,657	$20,829
Accrued expenses and other current liabilities	10,729	8,178
Income taxes payable	4,940	8,697
Note payable and current portion of long-term debt and capital lease obligations	1,922	8,601
Total current liabilities	35,248	46,305
Long-term debt and capital lease obligations, net of current portion	1,080	3,422
Deferred tax liabilities	1,800	1,772
Other liabilities	306	319
Total liabilities	38,434	51,818
Commitments and contingencies (note 9)
Redeemable common shares, 8,410,320 shares issued and outstanding in 2005	—	1,800
Redeemable convertible preferred shares, par value $0.001 per share; 8,000,000 shares authorized, 7,452,492 shares issued and outstanding in 2005—preference in liquidation of $5,500	—	5,500
Stockholders’ equity:
Common shares, par value $0.001 per share; 125,000,000 shares authorized, 38,277,115 and 17,449,699 shares issued and outstanding, in 2006 and 2005	38	17
Preferred share, par value $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding, in 2006 and 2005	—	—
Additional paid-in capital	115,088	13,976
Deferred compensation	(9,740)	(12,364)
Retained earnings	23,104	16,697
Accumulated other comprehensive income	613	588
Total stockholders’ equity	129,103	18,914
Total	$167,537	$78,032

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
		(As restated see note 13)
Cash flows from operating activities:
Net income	$6,440	$2,040
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,412	355
Loss on disposal of fixed assets	18	—
Deferred income taxes	(113)	(723)
Share-based compensation	1,690	1,276
Bad debt expense	83	87
Changes in operating assets and liabilities:
Accounts receivable	(10,848)	(3,283)
Inventories	(11,985)	(2,058)
Prepaid expenses and other assets	499	(353)
Accounts payable	(4,067)	1,320
Accrued expenses and other liabilities	(1,315)	1,984
Cash (used in) provided by operating activities	(18,186)	645
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(2,417)	(317)
Cash paid for intangible assets	(1,071)	—
Cash used in investing activities	(3,488)	(317)
Cash flows from financing activities:
Proceeds from note payable, net	566	368
Proceeds from long-term debt	—	77
Payments on long-term debt and capital lease obligations	(10,247)	—
Proceeds from initial public offering, net of offering costs	94,454	—
Excess tax benefit on share-based compensation	95	—
Payment of preferred dividends	(171)	(119)
Cash provided by financing activities	84,697	326
Effect of exchange rate changes on cash and cash equivalents	51	43
Net increase in cash and cash equivalents	63,074	697
Cash and cash equivalents—beginning of period	4,787	1,054
Cash and cash equivalents—end of period	$67,861	$1,751
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$164	$38
Income taxes	$7,356	$61
Supplemental disclosure of non-cash, investing, and financing activities:
Accrued preferred stock dividends	$—	$68
Assets acquired under capitalized leases	$845	$—
Accrued purchases of property and equipment	$1,851	$—

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2005. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 2 to the consolidated financial statements in the Company’s Form 10-K.

2. RECENT ACCOUNTING PRONOUCEMENTS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”) using the Prospective and Modified Prospective Methods.   In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers in the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation expense, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. The Company applied the principles of SAB 107 in conjunction with the adoption of SFAS 123R in the quarter ended March 31, 2006. See Note 3 for further detail regarding the adoption of this standard.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements Nos. 133 and 140 (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative, and that otherwise would require bifurcation, to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial condition or results of operations.

3.  EQUITY

On February 13, 2006, the Company issued 4,950,000 shares of common stock on the closing of its initial public offering for proceeds of $94.5 million, net of underwriting discounts and commissions and related offering costs.  In connection with the completion of the offering, the Company’s redeemable common and preferred shares were converted to common shares and those balances were reclassified to permanent equity.

Equity-Based Compensation

The Company issues stock grants to employees and non-employees with vesting schedules of varying lengths. Typically, these grants range from vesting immediately to vesting over periods of up to four years.  Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, which establishes accounting guidelines for share-based awards exchanged for employee services, using the prospective method for option grants and restricted stock issued prior to August 15, 2005, the date which the Company filed a Registration Statement on Form S-1 and the modified prospective method for option grants issued after August 15, 2005. The Company is required to adopt the prospective method for grants prior to August 15, 2005 as the Company had elected to value employee grants using the minimum value method under SFAS 123. For option grants and restricted stock accounted for under the prospective method, the Company will continue to account for the grants under the intrinsic value-based method prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and the related interpretations in accounting for employee stock options.  Therefore, the Company does not record any compensation expense for stock options granted to employees, prior to August 15, 2005, if the exercise price equals the fair market value of the stock option on the date of grant, and the exercise price, the number of shares eligible for issuance under the options, and vesting periods are fixed.

Under the modified prospective method, compensation expense recognized in the quarter ended March 31, 2006, includes: (i) compensation expense of all share-based payments granted after August 15, 2005, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and (ii) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Results for prior periods have not been retrospectively adjusted.  For prior periods the Company applied APB No. 25 and related interpretations, and provided the required pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  The Company records compensation expense related to non-employees under the provisions of SFAS No. 123 and Emerging Issues Task Force EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services and recognizes compensation expense over the vesting periods of such awards.  Total pre-tax share-based compensation expense recognized was $1.7 million for the three months ended March 31, 2006, with an associated tax benefit of approximately $636,000.  In addition, the Company capitalized $215,000 of pre-tax share-based compensation in inventory for the three months ended March 31, 2006 as part of overhead costs.  The accumulated effect of applying the modified prospective method, was to reduce deferred compensation by $1.4 million and the effect on the statement of operations was immaterial.

SFAS No. 123R also required the Company to change the classification, in its consolidated statement of cash flows, of any excess tax benefits realized on the exercise of stock options or issuance of restricted stock unit awards in excess of that which is associated with the expense recognized for financial reporting purposes.  These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in the condensed consolidated statement of cash flows.

As required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), the Company has computed the fair value of options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rate, volatility, expected dividend yield rate, and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. For options granted before August 15, 2005, expected volatility was not considered because the Company was a private company at the grant date of these options and the Company applied the minimum value method as allowed under FSAS 123. For stock option grants issued after the filing of the Company’s Registration Statement on Form S-1 on August 15, 2005, the minimum value method no longer is used and the Company used a volatility rate of 50% and began to include estimated forfeiture rates.   The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of comparable companies.  The Company factored in expected retention rates combined with vesting periods to determine the average expected life. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant. Accordingly, the Company has computed the fair values of all options granted during the three months ended March 31, 2006 and 2005, using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three months ended March 31,
	2006	2005
Expected volatility	50%	0%
Dividend yield	—	—
Risk-free interest rate	4.36%	3.71%
Weighted average expected life (in years)	5	5

Because the Company applied the minimum value method of valuing employee stock options prior to becoming a public company, as allowed by SFAS 123, the Company precluded from presenting pro forma historical statement of operations information under SFAS 123R.

Stock Option Activity

The following summarizes stock option transactions for the three months ended March 31, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,923,754	$5.60
Granted	1,234,616	21.00
Exercised	—	—
Forfeited or expired	(40,884)	6.60
Outstanding at March 31, 2006	4,117,486	$16.59	8.1	$67,496,239
Exercisable at March 31, 2006	3,311,982	$10.66	8.6	$47,656,338
Vested at March 31, 2006	584,538	$2.01	6.5	$13,526,110
Weighted average fair value of options granted during the period		$10.26

Options awarded under the Company’s 2005 Equity Incentive Plan (the “Plan”) are exercisable immediately on grant. In order to preserve the vesting provisions of the options, the options that are exercised early are subject to a repurchase right by the Company at the lower of exercise price or fair market value of the underlying stock at the date of repurchase. This repurchase right expires on vesting of the underlying option.  Total stock options outstanding under the Plan were 2,832,575 at March 31, 2006 of which 105,130 are fully vested and no longer subject to the repurchase right.

The status of total stock options outstanding at March 31, 2006 was as follows:

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Fair Value Determination
$1.02	934,480	5.4	369,898	Estimate of fair value
$1.70	350,430	7.8	109,509	3rd party retrospective valuation
$3.38	585,220	7.6	585,220	3rd party retrospective valuation
$5.69	603,919	8.9	603,919	3rd party retrospective valuation
$7.15	274,507	8.3	274,507	Black-Scholes
$10.74	134,334	9.6	134,334	Black-Scholes
$21.00	1,234,595	9.9	1,234,595	Black-Scholes
	4,117,485	8.1	3,311,982

At March 31, 2006 the Company had unvested options to purchase 3.5 million shares with a weighted average grant date fair value of $25.9 million.  As of March 31, 2006 the Company had $23.6 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the weighted average period of 2.4 years.

Non-vested Stock Awards

The following summarizes restricted stock transactions for the three months ended March 31, 2006:

Non-vested Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	1,072,431	$2.75
Granted	—	—
Vested	(14,604)	5.91
Forfeited or expired	—	—
Outstanding at March 31, 2006	1,057,827	$2.71

As of March 31, 2006 the Company had $2.1 million of total unrecognized share-based compensation expense related to non-vested stock awards, which is expected to be amortized over the weighted average period of 1.6 years.

Comprehensive Income

Total comprehensive income for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net income	$6,440	$2,040
Foreign currency translation	25	9
Comprehensive income	$6,465	$2,049

4.  INCOME PER SHARE

Basic income per common share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Antidilutive securities are excluded from diluted EPS.

	Three months ended March 31,
	2006	2005
Reconciliation of net income for dilutive computation:
Income attributable to common stockholders	$6,440	$2,040
Preferred dividend	33	68
Net income for dilutive computation	$6,407	$1,972
Basic income per common share:
Weighted average common shares outstanding	32,897,743	25,176,137
Basic income per common share	$0.19	$0.08
Diluted income per common share:
Weighted average common shares outstanding	32,897,743	25,176,137
Dilutive effect of preferred stock	3,229,543	7,452,492
Dilutive effect of stock options	1,522,849	—
Dilutive effect of unvested stock	609,321	449,636
Weighted average diluted common shares outstanding	38,259,456	33,078,265
Diluted income per common share	$0.17	$0.06

As of March 31, 2006, there were options outstanding to purchase 1.2 million shares of the Company’s common stock with a weighted-average exercise price per share of $21, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive.  There were no antidilutive securities in the three months ended March 31, 2005.

5.  INVENTORIES

Inventories by major classification are as follows (in thousands):

	March 31,	December 31,
	2006	2005

Finished goods	$36,184	$25,449
Work-in-progress	141	6
Raw materials	4,361	3,039
	$40,686	$28,494

6.  GOODWILL AND INTANGIBLE ASSETS

Intangible assets that are determined to have finite lives are amortized over their useful lives on a straight-line basis. The following table summarizes the Company’s identifiable intangible assets as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Patents	$817	$—	$817	$604	$—	$604
Customer relationships	1,566	387	1,179	1,569	336	1,233
Core technology	4,146	1,458	2,688	4,154	1,248	2,906
Non-competition agreement	636	117	519	636	86	550
Capitalized software	1,651	—	1,651	18	—	18
Total	$8,816	$1,962	$6,854	$6,981	$1,670	$5,311

The Company’s goodwill balance of $335,000 as of March 31 2006 relates to the acquisition of Foam Creations in 2004.

In the three months ended March 31, 2006 the Company incurred costs related to the development of internally used software.  The Company capitalizes certain internal software acquisition and development costs that benefit future years in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

For software developed for internal use, the Company expenses the costs of developing computer software until the software has reached the application development stage and capitalizes all costs incurred from that time until the software has been installed at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including, but not limited to estimated economic life and changes in software and hardware technology. The Company also contracts with third parties to help develop or test internal use software and generally capitalizes these costs.  All capitalized software developed costs are reported as intangible assets on the Company’s consolidated balance sheet and are amortized over the expected useful life upon deployment. At March 31, 2006, no amortization has occurred as the software has not yet been deployed.

7.  NOTE PAYABLE AND LINE OF CREDIT

Notes payable includes the following (in thousands):

	March 31,	December 31,
	2006	2005

Foam Creations demand note payable	$1,597	$2,016
Revolving credit facility	—	5,941
	$1,597	$7,957

Foam Creations Inc. (“Foam Creations”), a wholly owned subsidiary, has a demand note payable to a bank in the amount of up to $2.1 million, bearing interest at base rate plus 0.50% (actual rate of 6.00% at March 31, 2006). At March 31, 2006 and December 31, 2005, $1.6 million and $2.0 million, respectively, were outstanding on the loan. Foam Creations also has an authorized credit line of $300,000 for currency exchanges.  No amounts were outstanding on this line as of March 31, 2006. The bank loan is secured by the accounts receivable and inventories associated with Foam Creations.   Annually, in April, the note payable is required to be renewed by the bank.  Under the terms of the bank loan, Foam Creations must satisfy certain restrictive covenants as to minimum financial ratios.  Foam Creations was in compliance with these covenants as of March 31, 2006.

In February 2006, the Company repaid all amounts borrowed against the $20 million revolving credit facility.  The repayment was funded with proceeds from the Company’s initial public offering.

8.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Loan from Development Bank of Canada, payable in monthly installments of $35,895 USD plus interest starting on September 1, 2005, at the one-month London InterBank Offered Rate (“LIBOR”) plus 3.3%, maturing August 2011. Loan is secured by a first mortgage on all of the assets of the Company, subordinated only with respect to the assignment of the accounts receivable and inventories pertaining to the bank notes payable and the machinery and equipment on the second loan with National Bank of Canada	$—	$2,433
Loan from National Bank of Canada for the purchase of fixed assets. Payable in monthly installments of $11,310 CAD plus interest starting in November 2005, maturing October 2012 at Canadian prime rate plus 0.75%. Loan is secured by machinery and equipment	—	796
Loan from National Bank of Canada, payable in 2007 plus interest, at one-month Canadian prime rate plus 0.75%. Loan is secured by machinery and equipment	—	530
Loan from Development Bank of Canada, payable in monthly installments of $34,200 CAD plus interest starting in June 2006, at the bank’s float less 0.20%, maturing May 2011	559	—
Capital lease obligations for equipment due on various dates through 2008 with interest rates ranging from 4.25% to 8.97% per annum. These lease obligations are collateralized by the related assets	283	307
Capital lease obligations for capitalized software due on December 1, 2007 with an effective interest rate of 6.8% per annum	563	—
	1,405	4,066
Less current portion	325	644
	$1,080	$3,422

In March 2006, the Company repaid two of the loans from the Development Bank of Canada and loans from the National Bank of Canada. These repayments were funded with proceeds from the Company’s initial public offering.

9.  COMMITMENTS AND CONTINGENCIES

On September 17, 2004, the Company entered into a Manufacturing Supply Agreement with MDI Products, LLC (“MDI”), a Florida limited liability company, where the Company agreed to purchase 15,000 pairs of shoes per month for 36 months to maintain exclusivity. The pricing will be agreed on every twelve months. Termination fees apply for losses incurred by MDI for premature termination by the Company.

On June 30, 2004, the Company entered into a four year Supply Agreement with Finproject S.P.A., the former majority owner of Foam Creations, where the Company has the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain current customer dealings (including boot manufacturers). Based on the supply agreement, the Company has contractual purchase requirements to maintain exclusivity in the first two years. The pricing is to be agreed on each quarter and fluctuates based on order volume, currency fluctuations and raw material prices.

The Company indemnifies certain of its vendors and its directors and executive officers for specified claims. To date, the Company has not paid or been required to defend any indemnification claims, and accordingly, has not accrued any amounts for our indemnification obligations.

10.  OPERATING SEGMENTS AND RELATED INFORMATION

The Company primarily designs, manufactures, and markets footwear under the crocs-brand, and Foam Creations manufactures a line of products for the spa and boat industries. All products are manufactured using the same manufacturing process. Operating results are assessed on an aggregate basis to make decisions about necessary resources and in assessing performance. Consequently, under the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has one reportable segment for financial statement purposes.

Geographic information about the United States and international territories is presented below (in thousands):

	Three months ended March 31,
	2006	2005
Revenue
United States	$34,984	$9,677
All other countries	9,860	1,281
	$44,844	$10,958

	March 31, 2006	December 31, 2005
Long-lived assets
United States	$11,614	$8,504
Canada	11,191	10,556
All other countries	1,086	1,016
	$23,891	$20,076

There were no customers that comprised greater than 10% of the consolidated revenues of the Company for the three months ended March 31, 2006, while one customer totaled 12% of consolidated revenues for the three months ended March 31, 2005.

11.  LEGAL PROCEEDINGS

In January 2005, the Company filed a lawsuit, through Foam Creations, against Holey Soles Holdings Ltd. (“Holey Soles”)  in the Federal Court of Canada, Trial Division, in Toronto, Canada. The complaint alleges trademark and copyright infringement relating to the design of some of Holey Soles’s shoe models. The Company believes that it owns all copyrights associated with its Beach footwear model and that the design of the Beach model has developed a substantial reputation and goodwill in Canada. Holey Soles offers footwear that is identical in style and visual appearance in every material respect to the Company’s Beach model, and the Company believes Holey Soles has infringed on its intellectual property rights. The Company is seeking a permanent injunction with respect to any further acts of infringement of its intellectual property, as well as damages and attorneys’ fees.

In August 2005, Holey Soles filed a lawsuit against the Company in the United States District Court for the Southern District of New York. Holey Soles seeks a declaratory judgment that the Company does not have any valid copyright or trade dress rights with respect to the design of the Company’s footwear. In addition, Holey Soles seeks a declaratory judgment that the manufacture, sale and distribution of its footwear products does not constitute unfair competition against the Company and does not infringe on the Company’s copyrights or trade dress rights. On May 1, 2006, the District Court for the Southern District of New York granted the Company’s motion to transfer venue of this matter to the United States District Court for the District of Colorado.

On March 31, 2006, the Company filed a complaint with the International Trade Commission against 11 companies alleging infringement on certain utility and design patents that were issued on February 7, 2006 and March 28, 2006, respectively, by the United States Patent and Trademark Office in the name of the Company.  The complaint alleges patent and trade dress infringement and seeks an exclusion order banning the importation of infringing products.

On April 3, 2006 the Company filed a complaint in the United States District Court for the District of Colorado against 11 companies alleging infringement on certain utility and design patents that were issued on February 7, 2006 and March 28, 2006, respectively, by the United States Patent and Trademark Office in the name of the Company.  The complaint alleges patent and trade dress infringement and seeks injunction relief as well as monetary damages.

Although the Company is subject to litigation from time to time in the ordinary course of its business, the Company is not party to any pending legal proceedings that the Company believes will have a material adverse impact on its business.

12.  SUBSEQUENT EVENTS

In April 2006, the Company entered into a sponsorship agreement with AVP Pro Beach Volleyball Tour, Inc. (“AVP”). In connection with the agreement, AVP will issue to Crocs a six year warrant to purchase up to 1,000,000 shares of AVP common stock at an exercise price equal to the closing price of AVP common stock on April 12, 2006, 20% of which is exercisable immediately and an additional 20% of which will become exercisable each year thereafter.  In addition to a cash sponsorship fee, the Company will either, at its option, (i) pay $150,000 cash to AVP each year that the agreement is in effect or (ii) issue to AVP a six year warrant with a fair value of $750,000 to purchase shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on April 12, 2006, 20% of which is exercisable immediately and an additional 20% of which will become exercisable each year thereafter.

13.  RESTATEMENT OF 2005 INTERIM FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the three months ended March 31, 2005, management of the Company determined that the fair value of common stock used for certain equity grants during 2005 was understated.  As a result, the accompanying condensed consolidated financial statements for the three months ended March 31, 2005 have been restated from the amounts previously reported.  A summary of the effects of the restatement is as follows:

For The Three Months Ended March 31, 2005 (in thousands)

Consolidated statement of operations impact	Previously Reported	Adjustment		As Adjusted
Selling, general and administrative expense	$4,096	$577	(1)	$4,673
Income from operations	2,743	(577)		2,166
Income before income taxes	2,689	(577)		2,112
Income tax expense	293	(221	)(2)	72
Net income	$2,396	$(356)		$2,040
Income per common share
Basic	$0.09	$(0.01)		$0.08
Diluted	$0.07	$(0.01)		$0.06
Consolidated statement of cash flows impact
Net income	$2,396	$(356)		$2,040
Share based compensation	699	577		1,276
Bad debt expense	—	87	(3)	87
Accounts receivable	(3,270)	(13	)(3)	(3,283)
Prepaid expenses and other assets	(279)	(74	)(3)	(353)
Accrued liabilities and other liabilities	2,205	(221)		1,984

(1)           Restatement of stock compensation for employee and non-employees.

(2)           Income tax effects of restatement of stock compensation.

(3)           Reclassification of prior period amounts to conform to current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In addition, the Company may make other written and oral communications from time to time that contain such statements.  Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management.  These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations.  These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.  We caution the reader to carefully consider such factors.  Furthermore, such forward-looking statements speak only as of the date of this report.  We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Subsequent to the issuance of our consolidated financial statements for the three months ended March 31, 2005, management of the Company determined that the fair value of common stock used for certain equity grants made during 2005 was understated.  The accompanying condensed consolidated financial statements for the three months ended March 31, 2005 have been restated to include the impact of this adjustment.  See Note 13 to the condensed consolidated financial statements included herein for further discussion and detail of this restatement.

Overview

We are a rapidly growing designer, manufacturer and marketer of footwear for men, women and children under the crocs brand. All of our footwear products incorporate our proprietary closed-cell resin material which enables us to produce a soft and lightweight, non-marking, slip- and odor- resistant shoe. We believe our proprietary closed-cell resin, which we refer to as croslite, combined with our unique styling, represents a substantial innovation in footwear comfort and functionality, allowing us to offer a differentiated line of products in the casual lifestyle footwear category at attractive retail price points ranging from $19.99 to $59.99, as of March 31, 2006. We market our footwear products to a broad range of distribution channels and currently sell our products in over 7,300 retail locations in the United States.

On February 13, 2006, we completed an initial public offering of our common stock in which we sold 4,950,000 shares and our selling stockholders sold 6,435,000 shares.  Net proceeds from the offering totaled approximately $94.5 million, after payment of underwriters’ fees and commissions and related offering costs.  We used the net proceeds from the offering to repay all amounts outstanding under our amended and restated credit facility and all amounts outstanding under loans from the National Bank of Canada, for capital expenditures related to increasing our manufacturing capacity and infrastructure improvements, developing our international operations, and increasing our marketing activities.  We did not receive any of the proceeds from the sale of shares of our common stock by the selling stockholders.

We currently sell our crocs-branded products throughout the U.S. and in over approximately 45 additional countries worldwide. Outside the U.S., we sell our products directly to retailers, or through distributors where we believe they offer a preferable alternative to direct sales.  We also sell directly to consumers through our website and our company-operated kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels in the U.S., including traditional footwear retailers as well as a variety of specialty channels.

We currently manufacture our footwear products and accessories, and all of our non-branded products for original equipment manufacturers, at Foam Creations’ facility in Quebec City, Canada. We also manufacture our footwear products at our company-operated facility in Mexico. In addition, we contract with third party manufacturers in China, Florida, Italy and Romania for the production of our footwear products.  We believe our in-house production capabilities enable us to make rapid changes to manufacturing schedules and provide us the flexibility to quickly ship in-demand models and colors, while outsourcing allows us to lower our capital investment and retain the cost-effectiveness of using third party manufacturing.

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

General

Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer.  Allowances for estimated returns and discounts are recognized when related revenue is recorded.  Because we use internal manufacturing and also contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our own facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third party manufacturers. Cost of sales also includes the cost to transport these products to our facilities and all warehouse and outbound freight expenses. Our selling, general and administrative expense consists primarily of selling, marketing, wages and related payroll and employee benefit costs, travel and insurance expenses, research and development costs, depreciation, amortization, professional fees, facility expenses, bank charges and non-cash charges for stock based compensation.

We were organized as a limited liability company and until January 4, 2005 were treated as a partnership for U.S. federal and state income tax purposes for each of the tax years ended December 31, 2003 and 2004. Under U.S. tax law, partnerships are treated as pass-through entities and are not subject to direct taxation. However, partners are subject to income tax on their allocable share of the partnership’s income. On January 4, 2005, we converted from a limited liability company to a taxable corporation. For tax years beginning on January 1, 2005 and afterward, we will be subject to corporate-level U.S. federal and state and foreign income taxes.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues.    Revenues increased $33.8 million, to $44.8 million, in the three months ended March 31, 2006, from $11.0 million in the three months ended March 31, 2005. This increase was primarily a result of significantly higher unit sales of our footwear products. The higher unit sales resulted from an increase in the number of retail stores selling our products and stronger sales to our existing customers. In addition, our revenues from sales outside of North America were $6.8 million in the three months ended March 31, 2006 compared to $232,000 in the three months ended March 31, 2005. We expect our sales to continue to grow and our revenues to increase as we enter new markets and introduce new products.

Gross profit.    Gross profit increased $16.9 million, to $23.7 million, in the three months ended March 31, 2006, from $6.8 million in the three months ended March 31, 2005. Our gross profit margin was 52.8% in the three months ended March 31, 2006, compared to 62.4% in the three months ended March 31, 2005. The decrease in gross profit margin was due primarily to two factors.  First, we incurred higher freight costs during the fourth quarter of fiscal 2005 because we used air freight to import product to meet inventory needs.  Those costs were appropriately capitalized to inventory at December 31 2005 and were partially relieved and recognized to cost of goods sold on the sale of the product during the three months ended March 31, 2006.  Second, our larger account base has increased our requirements to perform additional special handling such as ticketing and individual boxing of our products resulting in higher third party logistics costs.

Selling, general and administrative expense.    Selling, general and administrative expense increased $9.0 million, to $13.7 million in the three months ended March 31, 2006, from $4.7 million in the three months ended March 31, 2005. This increase was primarily a result of higher costs required to support increased sales volumes, including increases in personnel expenses of $5.1 million (including share-based compensation), and increases in selling and marketing expenses of

$1.1 million. In addition, professional and consulting fees increased approximately $500,000, primarily as a result of increased accounting, consulting and legal fees. The continued expansion in the number of kiosks in the United States also contributed approximately $760,000 in additional selling, general, and administrative expenses.  As a percentage of revenues, selling, general and administrative expense decreased to 30.5% in the three months ended March 31, 2006, from 42.6% in the three months ended March 31, 2005, due to substantially higher revenues in 2006.

Interest expense.    Interest expense was $279,000 in the three months ended March 31, 2006, compared to $37,000 in the three months ended March 31, 2005. The increase in interest expense relates to the increase in average borrowings outstanding on our line of credit and long term debt during the three months ended March 31, 2006 compared to average borrowings outstanding under those arrangements during the three months ended March 31, 2005.

Other income/expense, net.    Other income was $287,000 in the three months ended March 31, 2006, compared to expense of $17,000 in the three months ended March 31, 2005 which resulted from an increase in interest income related to an increase in cash and cash equivalents resulting from the completion of our initial public offering in February 2006.

Income tax expense (benefit).    During the three months ended March 31, 2006, income tax expense was $3.6 million, representing an effective income tax rate of 35.6%, compared to income tax expense of $72,000, representing an effective income tax rate of 3.4% in the three months ended March 31, 2005.  We recognized a tax benefit of $797,000 in the three months ended March 31, 2005 by establishing our deferred tax assets in connection with the conversion from a limited liability company to a taxable corporation.  When compared to the effective income tax rate, excluding the effect of the tax benefit, our effective income tax rate for the three months ended March 31, 2006 decreased by approximately 5.5%.  The decrease relates primarily to an increase in the pre-tax earnings in jurisdictions with lower income tax rates as a percentage of total pre-tax earnings.

Dividends on redeemable convertible preferred stock.    Dividends on our outstanding redeemable convertible preferred stock were $33,000 for the three month period ended March 31, 2006 representing a decrease of $35,000 when compared to $68,000 for the three month period ended March 31, 2005. We first issued equity with preferred liquidation and dividend rights in June 2004, when we sold our Class C membership units. In connection with our conversion from a limited liability company to a corporation, our Class C membership units converted into shares of our Series A preferred stock. Our Series A preferred stock provided for a dividend at the rate of five percent per annum on the initial investment amount per share. The Series A preferred stock was converted into shares of our common stock in connection with the closing of the initial public offering on February 13, 2006.

Liquidity and Capital Resources

Our primary cash needs are working capital and capital expenditures.  Other principal uses of cash have been for our acquisition of Foam Creations in June 2004 for $5.2 million, for the distribution in April 2005 of $3.0 million in cash to the members of our predecessor limited liability company pursuant to the operating agreement of that entity, for the purchase of our manufacturing operation in Mexico and associated operating assets in April 2005 for approximately $1.3 million, and for capital expenditures to increase manufacturing capacity and improve our global infrastructure.  Prior to our initial public offering, we generally financed these needs through sales of our securities, borrowings under our credit facility and cash provided by operating activities.

As of March 31, 2006, we had $67.9 million in cash and cash equivalents compared to $4.8 million in cash and cash equivalents as of December 31, 2005.  The increase in cash and cash equivalents reflects the completion of our initial public offering of our common stock in February 2006 in which we received net proceeds of $94.5 million, after deducting underwriting discounts and commissions and other related offering costs. To date, we have used $10.2 million of the net proceeds from our initial public offering to pay down our revolving line of credit and long-term debt, $3.5 million of the net proceeds for capital expenditures related to increasing our manufacturing capacity and improving our infrastructure, including approximately $1.1 million to expand and upgrade our existing information technology systems, and $18.2 of the net proceeds to fund the working capital needs associated with rapid growth.  We intend to use the remaining net proceeds for the ongoing development of our global infrastructure, facility upgrades, marketing and advertising, working capital, and other general corporate purposes. In addition, we may use a portion of the remaining net proceeds to acquire products or businesses that are complimentary to our own.

The significant components of our working capital are cash, accounts receivable and inventory, reduced by accounts payable and accrued expenses. Capital requirements related to manufacturing include compounding and injection molding equipment for facilities we operate, as well as footwear molds used in our company-operated facilities or purchased for our third party manufacturers.

Cash provided by, or used in, operating activities consists primarily of net income or net loss adjusted for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock-based compensation expense and changes in working capital and other activities. Cash used in operating activities in the three month period ended March 31, 2006 was $18.2 million and was primarily related to net income of $6.4 million plus non-cash items of depreciation and amortization of $1.4 million and share-based compensation expense of $1.7 million, partially offset by increases in working capital resulting from significant increases in inventory of $12.0 million, and accounts receivable of $11.3 million and decreases in accounts payable, accrued liabilities and other liabilities of  $5.3 million.  Cash provided by operating activities in the three month period ended March 31, 2005 was $645,000, primarily related to net income of $2.0 million, non-cash expenses for stock-based compensation of $1.3 million and depreciation and amortization of $355,000, offset by working capital changes.

Cash used in investing activities for the three months ended March 31, 2006 was $3.5 million, which was related to capital expenditures for molds, machinery and equipment of $2.4 million and $1.1 million related to the upgrade and expansion of our information technology systems. Cash used in investing activities in the three months ended March 31, 2005 was $317,000, which was related to various capital expenditures.

Cash provided by financing activities was $84.7 million for the three months ended March 31, 2006 compared to cash provided by financing activities of $0.3 million for the three months ended March 31, 2005. The $84.4 million increase in cash provided by financing activities between the periods primarily resulted from the completion of the initial public offering of our common stock whereby we received net proceeds of $94.5 million, after deducting underwriting discounts and commissions and related offering costs.

On April 8, 2005 we entered into a $5.0 million secured revolving credit facility, and on October 26, 2005 we entered into an amended and restated credit facility increasing the amount available under the original credit facility to $20.0 million. The effective annual interest rate, on borrowings outstanding under the credit facility was 7.25% as of December 31, 2005. Our obligations under the revolving credit facility were secured by substantially all of our property, including, among other things, our accounts receivable, inventory, equipment and fixtures. The credit facility also contained financial covenants that required us to meet a specified consolidated fixed charge coverage ratio and specified levels of consolidated EBITDA.  The credit facility is subject to an early termination fee of 1% if we terminate the facility on or prior to October 26, 2006.  In February 2006, we repaid all amounts outstanding under the credit facility, together with accrued interest thereon, with a portion of the proceeds from our initial public offering.

Seasonality

Due to our short operating history and significant sales growth since our inception, we cannot assess with certainty the degree to which sales of our footwear products will be subject to seasonality. However, we expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. Our revenues for the three months ended March 31, 2006 were higher than our revenues for the three months ended December 31, 2005, and we believe the increase was primarily attributable to increased seasonal demand for our products. Although we have introduced footwear models that are more suitable for cold weather uses, such as the Aspen, the Highland and the Georgie, we expect that demand for our products, and therefore our sales, may continue to be subject to seasonal variations and significantly impacted by weather conditions.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may decrease.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure at the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, intangible assets, and stock compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the consolidated financial statements. We believe that the estimates and assumptions below are among those most important to an understanding of our consolidated financial statements contained in this report.

We consider certain accounting policies related to revenue recognition, reserves for uncollectible accounts receivable and inventories, and share-based compensation to be critical policies due to the estimates and judgments involved in each.

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

Title generally passes on shipment or on receipt by the customer depending on the country of the sale and the arrangement with the customer. Allowances for estimated returns and claims are provided for when related revenue is recorded. We base our estimates on historical rates of product returns and claims, and specific identification of outstanding claims and outstanding returns not yet received from customers. Since inception, actual returns and claims have not exceeded our reserves. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual returns and claims exceed reserves, we would need to reduce our revenues at the time of such determination.

Reserve for Uncollectible Accounts Receivable    We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination.

Inventory Reserves    We also make ongoing estimates relating to the net realizable value of inventories, based on our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable value. This reserve is recorded as a charge to cost of sales. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of sales.

Share-Based Compensation.    In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R) on January 1, 2006.

SFAS No. 123(R) permits companies to adopt its requirements using various methods. We adopted the prospective method for all stock option grants issued prior to August 15, 2005, which was the date we initially filed a Registration Statement on Form S-1 in connection with our initial public offering. Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under Statement will apply SFAS No. 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. We will continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of Opinion 25 and its related interpretive guidance. For stock option grants issued after filing our Registration Statement on Form S-1 on August 15, 2005, the modified prospective method has been applied.

The fair value of equity units granted from October 2002 through December 2004 was originally estimated by our board of directors based on the best information available to them on the dates of grant, including third party sales of equity units. We did not obtain contemporaneous valuations by valuation specialists because, at the time of the issuances of stock options during this period, our efforts were focused on acquiring new customers, developing our operational infrastructure and executing our business plan. We engaged an independent third party valuation specialist to perform a valuation of our common stock at December 31, 2004, May 1, 2005, June 30, 2005, August 1, 2005, October 1, 2005 and December 1, 2005 in connection with the grant of options to purchase shares of our common stock to employees, consultants and members of our board of directors. The May 1, 2005 and June 30, 2006 valuations were restated in the third quarter of 2005 to adjust certain estimates based on our expected market value in the initial public offering. The original value of $3.38 per share was revised to $5.91 per share for May 1, 2005 and the original value of $4.97 per share was revised to $8.89 per share for June 30, 2005. Our estimates of fair value of our stock were based on assumptions that we believe are reasonable. The fair value of our stock is affected by a number of assumptions and judgments including the timing of sales of equity instruments, the negotiated value of those sales, the timing of our third party valuations and significant assumptions included in those valuations, including our estimates of our future performance, discount factors used and comparable companies and transactions selected, among others. If we were to make different assumptions, the estimated value of our stock in 2005 could differ materially from our estimates.

Capitalized Software.    We capitalize certain internal software acquisition and development costs that benefit future years in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

For software developed for internal use, we expense the costs of developing computer software until the software has reached the application development stage and capitalizes all costs incurred from that time until the software has been installed at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including, but not limited to estimated economic life and changes in software and hardware technology. We  also contracts with third parties to help develop or test internal use software and generally capitalizes these costs.  Internal- use capitalized software costs are amortized over their expected useful life, which is generally three to five years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We pay our overseas third party manufacturers in U.S. dollars and have not had significant revenues from foreign sales in prior periods. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to change in value by 10% the impact on international sales denominated in foreign currencies of $8.0 million at March 31, 2006 would have been approximately $521,000, net of tax. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results above.

In the event our foreign sales increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales.

ITEM 4.  Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our most recent quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are subject to various claims, complaints and legal actions in the normal course of business from time to time.  We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On each of January 1, 2006 and February 1, 2006, we issued 4,868 shares of our common stock pursuant to the terms of a restricted stock award agreement to our chief executive officer.  The shares were valued at $204,456 in the aggregate.

The issuances of securities described above were made in reliance on Rule 701 because the transactions were under a compensatory benefit plan and contract relating to compensation as provided under such rule or in reliance on Section 4(2) of the Securities Act because the issuance of securities did not involve a public offering.

Use of Proceeds from Sale of Registered Securities

On February 13, 2006, we completed the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-127526) that was declared effective by the Securities and Exchange Commission on February 7, 2006.  The managing underwriters in the offering were Piper Jaffrey & Co. and Thomas Weisel Partners, LLC. The initial public offering resulted in proceeds to the Company of $94.5 million, net of underwriters’ fees and commissions and related offering costs.  As of March 31, 2006, we used $10.2 million of the net proceeds from the offering to pay down debt, $3.5 million of the net proceeds for capital expenditures related to increasing our manufacturing capacity and improving our infrastructure, and to expand and upgrade our existing information technology systems, and $18.2 to fund the working capital needs associated with rapid growth.  We intend to use the remaining net proceeds for the ongoing development of our global infrastructure, facility upgrades, marketing and advertising, and working capital and other general corporate purposes.  In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complimentary to our own.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Effective January 24, 2006, the holders of a majority of our common stock and Series A preferred stock adopted a written consent in lieu of a stockholders’ meeting pertaining to the following matters:

•                                          approval and adoption of the Certificate of Amendment to our Certificate of Incorporation, effecting a 233.62-for-1 stock split;

•                                          approval and adoption of the Restated Certificate of Incorporation of Crocs, Inc. to be effective upon the consummation of our initial public offering, including the creation of a classified board of directors;

•                                          approval and adoption of the Amended and Restated Bylaws of Crocs, Inc. to be effective upon the consummation of our initial public offering, including the creation of a classified board of directors;

•                                          approval and adoption of the Crocs, Inc. 2005 Equity Incentive Plan and Amendment No. 1 to the Crocs, Inc. 2005 Equity Incentive Plan, including the reservation of 7,008,600 shares of our common stock for issuance under the Plan; and

•                                          approval and adoption of the indemnification agreements entered into with our officers and directors.

The action by written consent constituted the action and approval of our stockholders under Delaware law and our certificate of incorporation in effect at the time of such consent.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

(a)

Exhibit Number	Description
3.1**	Restated Certificate of Incorporation of Crocs, Inc.
3.2**	Amended and Restated Bylaws of Crocs, Inc.
4.1	Reference is made to Exhibits 3.1 through 3.4.
4.2*	Specimen common stock certificate.
10.1*@	Form of Indemnity Agreement between Crocs, Inc. and each of its directors and executive officers.
10.2*@	Crocs, Inc. 2005 Equity Incentive Plan (the “2005 Plan”).
10.2.2*@	Amendment No. 1 to the 2005 Plan.
10.3*@	Form of Notice of Grant of Stock Option under the 2005 Plan.
10.4*@	Form of Notice of Grant of Stock Option for Non-Exempt Employees under the 2005 Plan.
10.5*@	Form of Stock Purchase Agreement under the 2005 Plan.
10.6*@	Form of Stock Option Agreement under the 2005 Plan.
10.7*@	Form of Restricted Stock Award Grant Notice under the 2005 Plan.
10.8*@	Form of Restricted Stock Award Agreement under the 2005 Plan.
10.9*@	Form of Non-Statutory Stock Option Agreement.
10.10*	Commercial Lease between DiiG, LLP and the Registrant dated as of December 26, 2004.
10.11*	Sublease between Flextronics USA, Inc. and the Registrant dated as of May 19, 2005.
10.12*	Lease Agreement between 9077-7152 Québec Inc. and Foam Creations dated as of August 17, 2005.
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

10.26*	First Amendment to Amended and Restated Credit Agreement, dated as of January 18, 2006, among Crocs, Inc., Crocs Retail, Inc., Western Brands Holding Company, Inc. and Bank of America, N.A.
10.27*@	Offer Letter between Peter Case and the Registrant dated as of February 2, 2006.
10.28**@	Nonstatutory Stock Option Agreement between the Registrant and Raymond D. Croghan dated September 1, 2004.
10.29**@	Nonstatutory Stock Option Agreement between the Registrant and Michael E. Marks dated September 1, 2004.
10.30**@	Nonstatutory Stock Option Agreement between the Registrant and Mark A. Retzloff dated September 1, 2004.
10.31**@	Nonstatutory Stock Option Agreement between the Registrant and Ronald R. Snyder dated September 1, 2004.
10.32**@	Nonstatutory Stock Option Agreement between the Registrant and Brad L. Stoffer dated September 1, 2004.
10.33**@	Nonstatutory Stock Option Agreement between the Registrant and George B. Boedecker, Jr. dated January 4, 2005.
10.34**@	Nonstatutory Stock Option Agreement between the Registrant and Lyndon V. Hanson, III dated January 4, 2005.
10.35**@	Nonstatutory Stock Option Agreement between the Registrant and Erik Rebich dated January 4, 2005.
10.36**@	Nonstatutory Stock Option Agreement between the Registrant and Scott Seamans dated January 4, 2005.
10.37**@	Nonstatutory Stock Option Agreement between the Registrant and Andy Reddyhoff dated January 4, 2005.
31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Incorporated herein by reference to Crocs, Inc.’s Registration Statement on Form S-1 (File No. 333-127526).

**	Incorporated by reference to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).
***	Incorporated by reference to Crocs, Inc.’s Registration Statement on Form 10-K, filed on March 31, 2006 (File No. 000-51754).
@	Management contract or compensatory plan or arrangement.

†	The Registrant has been granted confidential treatment with respect to portions of these exhibits.

††	Filed herewith.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROCS INC.

Date: May 15, 2006	By:	/s/ PETER S. CASE
		Name:	Peter S. Case
		Title:	Chief Financial Officer Senior Vice President—Finance and Treasurer