Form 10-Q
period 2006-06-30
Crocs, Inc.
filed 2006-08-14
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-51754

Crocs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2164234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6328 Monarch Park Place, Niwot Colorado 80503

(Address of Registrant’s principal executive offices)

(303) 848-7000

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

As of July 31, 2006, Crocs, Inc. had 38,729,005 shares of its $0.001 par value common stock outstanding.

Crocs Inc.

Form 10-Q

Quarter Ended June 30, 2006

PART I FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
				(As restated— see note 14)
Revenues	$85,635	$25,769	$130,477	$36,727
Cost of sales (including share-based compensation expense of $303, $29, $448, and $29, respectively)	38,665	11,800	59,828	15,919
Gross profit	46,970	13,969	70,649	20,808
Selling, general and administrative expense (including share-based compensation expense of $2,188, $1,076, $3,951 and $2,352, respectively)	23,312	8,552	36,978	13,225
Income from operations	23,658	5,417	33,671	7,583
Interest expense	92	165	391	202
Other (income) expense—net	(366)	6	(662)	23
Income before income taxes	23,932	5,246	33,942	7,358
Income tax expense	8,266	1,896	11,835	1,968
Net income	15,666	3,350	22,107	5,390
Dividends on redeemable convertible preferred shares	—	68	33	136
Income attributable to common stockholders	$15,666	$3,282	$22,074	$5,254
Income per common share: (note 4)
Basic	$0.41	$0.10	$0.62	$0.16
Diluted	$0.39	$0.10	$0.56	$0.16
Weighted average common shares:
Basic	38,286,877	25,217,641	35,608,875	25,197,004
Diluted	40,427,703	33,497,743	39,351,248	33,289,163

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$67,017	$4,787
Accounts receivable—net	47,252	17,641
Inventories	40,839	28,494
Deferred tax assets	1,636	1,939
Prepaid expenses and other current assets	3,345	3,492
Total current assets	160,089	56,353
Property and equipment—net	19,924	14,765
Goodwill	351	336
Intangible assets—net	7,523	5,311
Deferred tax assets	1,532	1,084
Other assets	777	183
Total assets	$190,196	$78,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,466	$20,829
Accrued expenses and other current liabilities	16,101	8,178
Income taxes payable	5,214	8,697
Note payable, current portion of long-term debt and capital lease obligations	864	8,601
Total current liabilities	37,645	46,305
Long-term debt and capital lease obligations, net of current portion	1,742	3,422
Deferred tax liabilities	1,884	1,772
Other liabilities	286	319
Total liabilities	41,557	51,818
Commitments and contingencies (note 9)
Redeemable common shares, 8,410,320 shares issued and outstanding in 2005	—	1,800
Redeemable convertible preferred shares, par value $0.001 per share; 8,000,000 shares authorized, 7,452,492 shares issued and outstanding in 2005—preference in liquidation of $5,500	—	5,500
Stockholders’ equity:
Common shares, par value $0.001 per share; 125,000,000 shares authorized, 38,411,692 and 17,449,699 shares issued and outstanding in 2006 and 2005	38	17
Preferred shares, par value $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	117,202	13,976
Deferred compensation	(8,186)	(12,364)
Retained earnings	38,771	16,697
Accumulated other comprehensive income	814	588
Total stockholders’ equity	148,639	18,914
Total	$190,196	$78,032

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
		(As restated— see note 14)
Cash flows from operating activities:
Net income	$22,107	$5,390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,218	1,151
Loss on disposal of fixed assets	479	—
Deferred income taxes	(113)	(723)
Share-based compensation	4,399	2,381
Excess tax benefit on share-based compensation	(1,281)	—
Bad debt expense	877	170
Changes in operating assets and liabilities:
Accounts receivable	(30,084)	(10,740)
Inventories	(12,118)	(6,311)
Prepaid expenses and other assets	(1,481)	(586)
Accounts payable	(5,225)	7,389
Accrued expenses and other liabilities	4,543	5,846
Cash (used in) provided by operating activities	(14,679)	3,967
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(6,892)	(4,097)
Cash paid for intangible assets	(1,421)	—
Acquisition of non-competition agreement	—	(636)
Cash used in investing activities	(8,313)	(4,733)
Cash flows from financing activities:
Proceeds from note payable, net	1,801	5,600
(Repayment of) proceeds from long-term debt and capital lease obligations	(11,957)	562
Proceeds from initial public offering, net of offering costs	94,454	—
Excess tax benefit on share-based compensation	1,281	—
Exercise of stock options	11	—
Distribution payment to members	—	(3,000)
Payment of preferred dividends	(171)	(255)
Cash provided by financing activities	85,419	2,907
Effect of exchange rate changes on cash	(197)	(30)
Net increase in cash and cash equivalents	62,230	2,111
Cash and cash equivalents—beginning of period	4,787	1,054
Cash and cash equivalents—end of period	$67,017	3,165
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$219	$159
Income taxes	$14,206	$1,481
Supplemental disclosure of non-cash, investing, and financing activities:
Accrued preferred stock dividends	$—	$23
Assets acquired under capitalized leases	$563	$—

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Crocs, Inc. and subsidiaries (collectively, “Crocs” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2005. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in Note 2 to the consolidated financial statements in the Company’s Form 10-K. Certain reclassifications have been made to the 2005 financial statements to conform to 2006 presentation.

2.                 RECENT ACCOUNTING PRONOUCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-3”), which states that a company should must disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented. The issue will be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company will adopt this Issue effective January 1, 2007. Based on the Company’s current evaluation of this Issue, the Company does not expect the adoption of EITF No. 06-3 to have a significant impact on its consolidated results of operations or financial position.

3.                 EQUITY

On February 13, 2006, the Company issued 4,950,000 shares of common stock on the closing of its initial public offering for $94.5 million, net of underwriting discounts and commissions and related offering costs. In connection with the completion of the offering, the Company’s redeemable common and preferred shares were converted to common shares and those balances were reclassified to permanent equity.

Equity-Based Compensation

The Company issues stock grants to employees and non-employees with vesting schedules of varying lengths. Typically, these grants range from immediate vesting to vesting periods of up to four years. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, which establishes accounting guidelines for share-based awards exchanged for employee services, using the prospective method for option grants and restricted stock issued prior to August 15, 2005, the date which the Company filed its initial Registration Statement on Form S-1 and the modified prospective method for option grants issued after August 15, 2005. The Company was required to adopt the prospective method for grants prior to August 15, 2005 as the Company had elected to value employee grants using the minimum value method under SFAS 123. For option grants and restricted stock accounted for under the prospective method, the Company will continue to account for the grants under the intrinsic value-based method prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and the related interpretations in accounting for employee stock options. Therefore, the Company does not record any compensation expense for stock options granted to employees, prior to August 15, 2005, if the exercise price equals the fair market value of the stock option on the date of grant, and the exercise price, number of shares eligible for issuance under the options and vesting periods are fixed.

Under the modified prospective method, compensation expense recognized in the three and six months ended June 30, 2006, includes: (i) compensation expense of all share-based payments granted after August 15, 2005 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and (ii) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been retrospectively adjusted. The Company records compensation expense related to non-employees under the provisions of SFAS No. 123R and Emerging Issues Task Force EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services and recognizes compensation expense over the vesting periods of such awards. Total pre-tax share-based compensation expense recognized was $2.5 million and $4.4 million for the three and six months ended June 30, 2006, with associated tax benefits of approximately $949,000 and $1.7 million, respectively. The cumulative effect of applying the modified prospective method was to reduce deferred compensation by $1.4 million and the effect on the statement of operations was immaterial. The effect of applying SFAS No. 123R was to reduce pre-tax income by $1.1 million and $1.7 million for the three and six months ended June 30, 2006.

SFAS No. 123R, also required the Company to change the classification, in its consolidated statement of cash flows, of any excess tax benefits realized on the exercise of stock options or issuance of restricted stock unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in the consolidated statement of cash flows.

As required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), the Company has computed, for pro forma disclosure purposes, the fair value of options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rate, volatility, expected dividend yield rate, and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. For options granted before August 15, 2005, expected volatility was not considered for employee grants as the Company was a non-public entity at the grant date of these options. For stock option grants issued after the filing of the Company’s Registration Statement on Form S-1 on August 15, 2005, the minimum value method no longer is used and the Company used a volatility rate of 50% and began to include estimated forfeiture rates. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of comparable companies. The Company factored in expected retention rates combined with vesting periods to determine the average expected life. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant. Accordingly, the Company has computed the fair values of all options granted during the three and six months ended June 30, 2006 and 2005, using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected volatility	50%	0%	50%	0%
Dividend yield	—	—	—	—
Risk-free interest rate	5.03%	3.92%	4.87%	3.72%
Weighted average expected life (in years)	5	5	5	5

Because the Company applied the minimum value method of valuing employee stock options prior to becoming a public company, as allowed by SFAS 123, the Company is precluded from presenting pro forma historical statement of operations information under SFAS 123R.

Stock Option Activity

The following summarizes stock option transactions for the six months ended June 30, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,923,754	$5.60
Granted	1,634,715	22.38
Exercised	(3,163)	3.38
Forfeited or expired	(205,773)	6.91
Outstanding at June 30, 2006	4,349,533	$10.53	8.0	$64,199,132
Exercisable at June 30, 2006	3,498,198	$12.11	8.5	$45,607,119
Vested at June 30, 2006	774,189	$2.77	6.8	$17,323,480
Weighted average fair value of options granted during the period		$11.04

Options awarded under the Company’s 2005 Equity Incentive Plan (the “Plan”) are exercisable immediately on the grant with the exception of 496,446 shares granted to members of the Board of Directors. In order to preserve the vesting provisions of the options, the options that are exercised early are subject to a repurchase right by the Company at the lower of exercise price or fair market value of the underlying stock at the date of repurchase. This repurchase right expires on vesting of the underlying option. Total stock options outstanding under the Plan were 3,064,622 at June 30, 2006 of which 340,613 are fully vested and no longer subject to the repurchase right.

The status of total stock options outstanding at June 30, 2006 was as follows:

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Fair Value Determination
$1.02	934,480	5.2	321,226	Estimate of fair value
$1.70	262,822	8.2	112,350	3rd party retrospective valuation
$3.38-5.69	1,149,573	8.0	1,149,573	3rd party retrospective valuation
$7.15-$10.74	408,838	8.1	408,838	Black-Scholes
$21.00-$28.99	1,593,820	9.5	1,506,211	Black-Scholes
	4,349,533	8.0	3,498,198

At June 30, 2006, the Company had issued unvested options to purchase 3.6 million shares with a weighted average grant date fair value of $34.1 million. As of June 30, 2006, the Company had $28.2 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the weighted average period of 2.4 years.

Non-vested Stock Awards

The following summarizes restricted stock transactions for the six months ended June 30, 2006:

Non-vested	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	1,072,431	$2.75
Granted	—	—
Vested	(146,605)	1.77
Forfeited or expired	—	—
Outstanding at June 30, 2006	925,826	$2.91

At June 30, 2006, the Company had $1.7 million of total unrecognized share-based compensation expense related to non-vested stock awards, which is expected to be amortized over the weighted average period of 0.9 years.

Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Net income	$15,666	$3,350	$22,107	$5,390
Foreign currency translation	201	(109)	226	(100)
Comprehensive income	$15,867	$3,241	$22,333	$5,290

4.                 EARNINGS PER SHARE

Basic income per common share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Antidilutive securities are excluded from diluted EPS.

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Reconciliation of net income attributable to common stockholders for basic computation:
Income attributable to common stockholders	$15,666	$3,282	$22,074	$5,254
Less: Undistributed net income allocated to redeemable convertible preferred stockholders	—	825	—	1,225
Undistributed net income allocated to common stockholders	$15,666	$2,457	$22,074	$4,029
Reconciliation of net income for dilutive computation:
Income attributable to common stockholders	$15,666	$3,282	$22,074	$5,254
Preferred dividend	—	68	33	136
Net income for dilutive computation	$15,666	$3,350	$22,107	$5,390
Basic income per common share:
Weighted average common shares outstanding	38,286,877	25,217,641	35,608,875	25,197,004
Basic income per common share	$0.41	$0.10	$0.62	$0.16
Diluted income per common share:
Weighted average common shares outstanding
Dilutive effect of preferred stock	—	7,452,492	1,605,850	7,452,492
Dilutive effect of stock options	1,525,443	97,061	1,524,153	48,799
Dilutive effect of unvested stock	615,383	730,549	612,370	590,868
Weighted average diluted common shares outstanding	40,427,703	33,497,743	39,351,248	33,289,163
Diluted income per common share	$0.39	$0.10	$0.56	$0.16

For the three and six months ended June 30, 2006 there were options outstanding to purchase 1.6 million shares of the Company’s common stock with a weighted-average exercise price per share of $22.54, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive. There were no antidilutive securities outstanding in the three and six months ended June 30, 2005.

5.                 INVENTORIES

Inventories by major classification are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Finished goods	$35,551	$25,449
Work-in-progress	503	6
Raw materials	4,785	3,039
	$40,839	$28,494

6.                 GOODWILL AND INTANGIBLE ASSETS

Intangible assets that are determined to have finite lives are amortized over their useful lives on a straight-line basis. The following table summarizes the Company’s identifiable intangible assets as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$1,170	$3	$1,167	$604	$—	$604
Customer relationships	1,638	463	1,175	1,569	336	1,233
Core technology	4,338	1,742	2,596	4,154	1,248	2,906
Non-competition agreement	636	148	488	636	86	550
Capitalized software	2,173	76	2,097	18	—	18
Total	$9,955	$2,432	$7,523	$6,981	$1,670	$5,311

The Company’s goodwill balance of $351,000 and $336,000 as of June 30, 2006 and December 31, 2005, respectively relates to the acquisition of Foam Creations in 2004. The change in the goodwill balance during the period is due to foreign currency exchange.

7.                 NOTE PAYABLE AND LINE OF CREDIT

Notes payable includes the following (in thousands):

	June 30,	December 31,
	2006	2005
Foam Creations demand note payable	$67	$2,016
Revolving credit facility	—	5,941
	$67	$7,957

Foam Creations, a wholly owned subsidiary, holds a demand note payable to a bank in the amount of up to $2.1 million, bearing interest at base rate plus 0.50% (actual rate of 5.00% at June 30, 2006). At June 30, 2006 and December 31, 2005, $67,000 and $2.0 million, respectively, were outstanding on the loan. Foam Creations also has an authorized credit line of $300,000 for currency exchanges. No amounts were outstanding on this line as of June 30, 2006. The bank loan is secured by the accounts receivable and inventories associated with Foam Creations.  Annually, in April, the note is required to be renewed by the bank. Under the terms of the bank loan, Foam Creations must satisfy certain restrictive covenants as to minimum financial ratios. Foam Creations was in compliance with these covenants as of June 30, 2006.

In February 2006, the Company repaid all amounts borrowed against the $20 million revolving credit facility and as of June 30, 2006 is no longer able to borrow against the facility. The repayment was funded with proceeds from the Company’s initial public offering.

8.                 LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Loan from Development Bank of Canada, payable in monthly installments of $35,895 USD plus interest starting on September 1, 2005, at the one-month London InterBank Offered Rate (“LIBOR”) plus 3.3%, maturing August 2011. Loan is secured by a first mortgage on all of the assets of the Company, subordinated only with respect to the assignment of the accounts receivable and inventories pertaining to the bank notes payable and the machinery and equipment on the second loan with National Bank of Canada.	$—	$2,433
Loan from National Bank of Canada for the purchase of fixed assets. Payable in monthly installments of $11,310 CAD plus interest starting in November 2005, maturing October 2012 at Canadian prime rate plus 0.75%. Loan is secured by machinery and equipment.	—	796
Loan from National Bank of Canada, payable in 2007 plus interest, at one-month Canadian prime rate plus 0.75%. Loan is secured by machinery and equipment.	—	530
Loan from Development Bank of Canada, payable in monthly installments of $34,200 CAD plus interest starting in June 2006, at the bank’s float less 0.20%, maturing May 2011. Loan is secured by machinery and equipment.	1,807	—
Capital lease obligations for equipment due on various dates through 2008 with interest rates ranging from 4.25% to 8.97% per annum. These lease obligations are collateralized by the related assets.	250	307
Capital lease obligations for capitalized software due on December 1, 2007 with an effective interest rate of 6.8% per annum.	482	—
	2,539	4,066
Less current portion	797	644
	$1,742	$3,422

In March 2006, the Company repaid the loan from the Development Bank of Canada and loans from the National Bank of Canada. These repayments were funded with proceeds from the Company’s initial public offering.

9.                 COMMITMENTS AND CONTINGENCIES

On September 17, 2004, the Company entered into a Manufacturing Supply Agreement with MDI Products, LLC (“MDI”), a Florida limited liability company where the Company agreed to purchase 15,000 pairs of shoes per month for 36 months to maintain exclusivity. The pricing will be agreed on every twelve months. Termination fees apply for losses incurred by MDI for premature termination by the Company.

On July 26, 2005, the Company entered into an amended and restated four year Supply Agreement with Finproject S.P.A., the former majority owner of Foam Creations, where the Company has the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain current customer dealings (including boot manufacturers). Based on the supply agreement, the Company has contractual purchase requirements to maintain exclusivity throughout the agreement. The pricing is to be agreed on each quarter and fluctuates based on order volume, currency fluctuations and raw material prices.

The Company indemnifies certain of its vendors and its directors and executive officers for specified claims. To date, the Company has not paid or been required to defend any indemnification claims, and accordingly, has not accrued any amounts for its indemnification obligations.

10.          OPERATING SEGMENTS AND RELATED INFORMATION

The Company primarily designs, manufactures, and markets footwear under the crocs-brand and Foam Creations manufactures a line of products for the spa and boat industries. All products are manufactured using the same manufacturing process. Operating results are assessed on an aggregate basis to make decisions about necessary resources and in assessing performance. Consequently, under the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has one reportable segment for financial statement purposes.

Geographic information about the United States and international territories is presented below (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Revenue
United States	$58,000	$23,137	$92,983	$32,814
Canada	9,571	2,220	12,562	3,256
All other countries	18,064	412	24,932	657
	$85,635	$25,769	$130,477	$36,727

	June 30, 2006	December 31, 2005
Long-lived assets
United States	$13,272	$8,504
Canada	12,689	10,892
All other countries	1,836	1,016
	$27,797	$20,412

There were no customers that comprised greater than 10% of the consolidated revenues of the Company for the three and six months ended June 30, 2006, while one customer totaled 16% and 14% of consolidated revenues for the three and six months ended June 30, 2005, respectively.

11.          LICENSING AND MATERIAL AGREEMENTS

In April 2006, the Company entered into a three-year agreement which established Crocs as the title sponsor and official footwear of the AVP Pro Beach Volleyball Tour, or AVP. In connection with this agreement, AVP will issue to the Company a six year warrant to purchase up to 1,000,000 shares of AVP common stock at an exercise price equal to the closing price of AVP common stock on April 12, 2006, 20% will be exercisable immediately on the issuance and an additional 20% will become exercisable in each of the next four years. As of June 30, 2006 these warrants have not been issued. If the sponsorship agreement is not renewed after the third year, the remainder of the unexercisable shares underlying the warrant will not become exercisable. A cash sponsorship fee of $4.0 million in 2006 and $4.2 million for each subsequent year, will be paid by the Company to AVP each year that the agreement is in effect.

In April 2006, the Company entered into a five year agreement with Principal Development Investors, L.L.C. for the lease of 264,431 square feet of warehouse space in Aurora, Colorado at a total cost of approximately $4.4 million over the term of the agreement.

In the normal course of business, the Company enters into new short term lease agreements for kiosk sites in various retail locations. From April 1, 2006 to June 30, 2006, the Company has entered into 68 such agreements with lease terms less than one year and two agreements with a term greater than one year.

12.          LEGAL PROCEEDINGS

In January 2005, Crocs’ direct subsidiary Foam Creations filed a lawsuit against Holey Soles Holdings Ltd. (“Holey Soles”) in the Federal Court of Canada, Trial Division (at Toronto, Ontario). The complaint alleges trademark and copyright infringement relating to the design of some of its shoe models. Crocs is seeking a permanent injunction with respect to any further acts of infringement of its intellectual property, as well as damages and attorneys’ fees. This action is still pending.

In August 2005, Holey Soles filed a lawsuit against Crocs in the United States District Court for the Southern District of New York. Holey Soles seeks a declaratory judgment that Crocs does not have any valid copyright or trade dress rights with respect to the design of its footwear. In addition, Holey Soles seeks a declaratory judgment that the manufacture, sale and distribution of its footwear products does not constitute unfair competition and does not infringe upon Crocs’ copyrights or trade dress rights. Upon Crocs’ request, the action has been transferred to the United States District of Colorado where it has been stayed pending the outcome of The International Trade Commission (“ITC”) Investigation No. 337-TA-567 discussed below. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. The utility and design patents asserted in the complaint were issued on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office to Crocs, Inc.  The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation and Acme Ex-Im, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement.

On April 3, 2006, Crocs filed a complaint in the U.S. District Court for the District of Colorado alleging infringement upon certain utility and design patents that were issued on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office in the name of Crocs, Inc. The complaint alleges patent and trade dress infringement and seeks injunctive relief as well as monetary damages. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. A counterclaim has been filed by one defendent in the United States District Court for the District of Colorado seeking a declaratory judgment of non-infringement, a declaratory judgment that the Company’s patents are not valid, and a declaratory judgment that the Company’s patents are not enforceable. This counterclaim has been stayed pending the outcome of ITC Investigation No. 337-TA-567 listed above. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

On June 15, 2006, Aspen Licensing International, Inc. filed a complaint against the Company in the United States District Court for the District of Massachusetts, alleging that, because the Company named one of its models the “Aspen” and used such intellectual property in its products, the Company is infringing on Aspen Licensing’s trademark rights, and that the Company has committed acts of false designation of origin, trademark dilution, unfair competition and unfair or deceptive trade practices. Aspen Licensing is seeking injunctive relief as well as monetary damages. The Company is currently evaluating the claims made by Aspen Licensing and are considering its response. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

Although the Company is subject to litigation from time to time in the ordinary course of its business, the Company is not party to any pending legal proceedings that the Company believes will have a material adverse impact on its business.

13.          SUBSEQUENT EVENTS

In July 2006, the Company entered into a twenty year agreement with Abba I Realty, L.L.C. for the lease of the property located on Spring Street in New York City. A portion of this property will be utilized as a Company owned retail outlet for crocs footwear, gear and apparel. In addition, design offices will also be located at this property. Total lease payments of approximately $13.7 million are required over the 20 year term of the lease.

In August 2006, the Company filed an Amendment to its Form S-1 registration statement with the SEC which was originally filed in May 2006 for the sale of 6,900,000 shares of the Company’s stock. The selling stockholders identified in the prospectus are offering the shares. The Company will not receive any proceeds from the sale of these shares offered by the selling stockholders.

14.          RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the six months ended June 30, 2005, Company management determined that the fair value of common stock used for certain equity grants during 2005 was understated. As a result, the accompanying condensed consolidated financial statements for the six months ended June 30, 2005 have been restated from the amounts previously reported. A summary of the effects of the restatement is as follows:

For The Six Months Ended June 30, 2005 (in thousands)

	As Previously Reported	Adjustment		As Restated
Consolidated statement of operations impact
Selling, general and administrative expense	$12,104	$1,121	(1)	$13,225
Income from operations	8,704	(1,121)		7,583
Income before income taxes	8,479	(1,121)		7,358
Income tax expense	2,397	(429	)(2)	1,968
Net income	$6,082		$(692)	$5,390
Income per common share
Basic	$0.18		$(0.02)	$0. 16
Diluted	$0.17		$(0.01)	$0.16
Consolidated statement of cash flows impact
Cash flows from operating activities
Net Income	$6,082		$(692)	$5,390
Share based compensation	1,231	1,121		2,352
Accrued liabilities and other liabilities	6,275	(429)		5,846

(1)          Restatement of stock compensation for employee and non-employees.

(2)          Income tax effects of restatement of stock compensation.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking statements. These forward-looking statements include statements in this Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations.”  Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 and the section entitled “Risk Factors” under Part II, Item 1A of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2006. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Subsequent to the issuance of our consolidated financial statements for the six months ended June 30, 2005, our management determined the fair value of common stock used for certain equity grants made during 2005 was understated. The accompanying consolidated financial statements for the six months ended June 30, 2005 have been restated to correct the accounting for these transactions. See Note 14 to the consolidated financial statements included herein for further discussion and detail of this restatement. The accompanying management discussion and analysis gives effect to the restatement.

Overview

We are a rapidly growing designer, manufacturer and marketer of footwear for men, women and children under the crocs brand. We have been marketing and distributing footwear products since November 2002, shortly after completing the modification and improvement of a shoe produced by Foam Creations. In June 2004, we acquired Foam Creations, including its manufacturing operations, product lines and rights to the proprietary closed-cell resin, which we refer to as croslite. All of our footwear products incorporate croslite, which enables us to produce a soft and lightweight, non-marking, slip- and odor-resistant shoe that retails at attractive price points ranging from $19.99 to $49.99. In addition to our footwear products, we recently introduced a line of crocs-branded apparel and accessory items. We also use croslite to manufacture non-branded products that we sell to original equipment manufacturers.

We currently sell our crocs-branded products throughout the U.S. and in over 60 countries worldwide. Outside the U.S., we sell our products directly to retailers, or through distributors where we believe they offer a preferable alternative to direct sales. We also sell directly to consumers through our website and our company-operated kiosk and retail stores. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels in the U.S., including traditional footwear retailers as well as a variety of specialty channels. As of June 30, 2006, our retail customer base in the U.S. included 10,000 retail store locations selling our products.

We have achieved significant growth since our inception, driven largely by the popularity of our footwear products and our ability to significantly expand the breadth and depth of our distribution network. For the six months ended June 30, 2006, we recorded revenues of $130.5 million and net income of $22.1 million, compared to $36.7 million of revenues and net income of $5.4 million in the six months ended June 30, 2005. Continued growth of our revenues and profitability will depend substantially on the continued popularity of our existing footwear products, our ability to continue to introduce new models of footwear that meet the evolving demands of our retail customers and end consumers, our ability to effectively manage our sales and distribution network, and our ability to maintain sufficient product supply to meet expected growth in demand.

We have achieved strong gross profit margins since commencing sales of our crocs footwear. For the six months ended June 30, 2006, our gross profit was $70.6 million, or 54.1% of revenues, compared to $20.8 million, or 56.7% of revenues, for the six months ended June 30, 2005. We believe a number of factors have contributed to our ability to achieve gross profit margins at these levels. Generally, we have not discounted the purchase price of our crocs footwear due to high levels of demand for our products. Additionally, our use of third party manufacturers as well as company-operated manufacturing facilities has allowed us to maintain a relatively low cost structure while enabling us to achieve significant production flexibility.

We currently manufacture our footwear products and accessories, and all of our non-branded products for original equipment manufacturers, at Foam Creations’ facility in Quebec City, Canada and we manufacture accessories in our facility in China. We also manufacture our footwear products at our company-owned and operated facility located in Mexico. In addition, we contract with third party manufacturers in China, Florida, Italy and Romania for the production of our footwear products and accessories. We believe our in-house production capabilities enables us to make rapid changes to manufacturing schedules and provides us the flexibility to quickly ship in-demand models and colors, while outsourcing allows us to lower our capital investment and retain the cost-effectiveness of using third party manufacturing.

The popularity of our footwear has in the past resulted in our inability to produce or deliver shoes in sufficient volumes to satisfy the demands of our retail customers and consumers. We have been attempting to meet this demand by actively expanding our company-operated manufacturing capacity, as well as increasing the number of shoes produced for us by third party manufacturers. During 2006, we intend to expand our manufacturing capacity at the facility we operate in Mexico. We also recently expanded production capacity at our third party manufacturers located in China and added third party manufacturing capacity in Romania. In addition to expanding our production capacity, we are actively expanding our fulfillment and distribution capabilities. In April 2006, we entered into a lease agreement for a 264,000 square foot facility in Aurora, Colorado that we intend to use as a company-operated warehouse and distribution facility serving our domestic markets. We also recently entered into a rental arrangement for a 100,000 square foot facility in China. We anticipate that the China facility, which is adjacent to our major third-party manufacturing facilities, will enable us to distribute our products more efficiently on a global basis.

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

On February 13, 2006, we completed an initial public offering of our common stock in which we sold 4,950,000 shares and our selling shareholders sold 6,435,000 shares. Net proceeds to us from the offering totaled approximately $94.5 million, after payment of underwriters’ fees and commissions and related offering costs. We used the net proceeds from the offering to repay all amounts outstanding under our amended and restated credit facility, all amounts outstanding under loans from the National Bank of Canada, for capital expenditures related to increasing our manufacturing capacity and infrastructure improvements to develop our international operations, and to increase our marketing activities. We did not receive any of the proceeds from the sale of shares of our common stock by the selling shareholders.

General

Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. Because we use both internal manufacturing and contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our own facilities, including raw materials costs and all overhead expenses related to production, and the cost to purchase finished products from our third party manufacturers. Cost of sales also includes the cost to transport these products to our facilities and all warehouse and outbound freight expenses. Our selling, general and administrative expense consists primarily of selling, marketing, wages and related payroll and employee benefit costs, travel and insurance expenses, depreciation, amortization, professional fees, facility expenses, bank charges and non-cash charges for share-based compensation.

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

Factors Affecting Comparability

Set forth below are selected factors that we believe have had, or are expected to have, a significant affect on the comparability of recent or future results of operations:

Equity Compensation Expenses

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires the calculation of the fair value of stock-based compensation, estimation of future forfeitures and income taxes, and recognition of the fair value as a non-cash expense over the vesting period of the underlying instruments. SFAS No. 123(R), Share-Based Payment, eliminates the ability to account for stock-based compensation transactions using the footnote disclosure-only provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be recognized and reflected in our financial statements using a fair-value-based method.

We adopted SFAS No. 123(R) effective as of January 1, 2006 using the prospective method for option grants and restricted stock issued prior to August 15, 2005, which was the date we filed a our Registration Statement on Form S-1 in connection with our initial public offering and the modified prospective method for option grants issued after August 15, 2005. The adoption of SFAS No. 123(R)’s fair-value-based method will have a significant adverse impact on our results of operations, although it will have no impact on our overall cash flow. We expect to incur approximately $5.4 million, net of tax, in non-cash stock-based compensation expense during fiscal 2006 based on the number of stock options and restricted stock outstanding as of December 31, 2005. We will recognize additional stock-based compensation expense in

2006 based on the fair value of any share based payment made in 2006. The amount of compensation expense recognized depends on numerous factors and estimates, including the number and vesting period of option grants, the publicly traded price of the common stock, estimated volatility of the stock price, estimates of the timing and volume of exercises and forfeitures of the options and fluctuations in future interest and income tax rates.

Effects of Initial Public Offering

In February 2006, we completed an initial public offering of our common stock. As a part of the initial public offering, we issued 4,950,000 shares of our common stock and received net proceeds of approximately $94.5 million. In connection with the initial public offering, all of our then-outstanding shares of redeemable convertible preferred stock, which was not included in stockholders’ equity in our balance sheet, converted into 7,452,492 shares of our common stock, of which a portion was sold in our initial public offering, and accrued dividends aggregating $171,000 were paid from our net proceeds from the offering. In addition, the put options on our redeemable shares of common stock terminated and such shares were also not previously included in stockholders’ equity in our balance sheet. Therefore, the immediate result of our initial public offering was a significant increase in cash and stockholders’ equity on our balance sheet, and the elimination of the accrual of dividends on the preferred stock. In addition, the common stock outstanding increased significantly because of the conversion of the preferred stock, the termination of the put options on the redeemable shares of common stock and our issuance of shares of common stock. As a result, the basis for the calculation of net income per share on both a basic and diluted basis has changed significantly.

Seasonality

Due to our short operating history and significant sales growth since our inception, we cannot assess with certainty the degree to which sales of our footwear products will be subject to seasonality. However, we expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. For example, our revenues for the three months ended December 31, 2005 were lower than our revenues for the three months ended September 30, 2005, and we believe that the decline was primarily attributable to a seasonal decline in the demand for our products. While we have introduced footwear models that are more suitable for cold weather uses, such as the Aspen and the Georgie, we expect that demand for our products, and therefore our sales, may continue to be subject to seasonal variations and significantly impacted by weather conditions, as 88.8% of our revenues during the three months ended June 30, 2006 were attributable to the Athens, Beach and Cayman models, which are more suitable for warm weather. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may decrease.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues.   Revenues increased 232% or $59.8 million, to $85.6 million, in the three months ended June 30, 2006, from $25.8 million in the three months ended June 30, 2005. This increase was primarily a result of significantly higher unit sales of our footwear products. The higher unit sales resulted from an increase in the number of retail stores selling our products, additional sales resulting from new product offerings, stronger sales to our existing wholesale customers and increases in sales at retail locations owned by us and through our webstore. In addition, our revenues from sales outside of the United States were

$27.7 million in the three months ended June 30, 2006 compared to $2.6 million in the three months ended June 30, 2005. We expect our sales to continue to grow and our revenues to increase as we enter new domestic and international markets and introduce new products.

Gross profit.   Gross profit increased 236% or $33.0 million, to $47.0 million, in the three months ended June 30, 2006, from $14.0 million in the three months ended June 30, 2005. Our gross profit margin improved by 0.7% to 54.9% in the three months ended June 30, 2006, compared to 54.2% in the three months ended June 30, 2005. This increase in margin was primarily attributable to a decrease in freight costs associated with the shipment of our products from third parties and direct shipments to customers. We have also improved efficiencies in managing inventory requirements and are shipping a higher percentage of our products via ocean freight rather than by air freight.

Selling, general and administrative expenses.   Selling, general and administrative expense increased 171% or $14.7 million, to $23.3 million in the three months ended June 30, 2006, from $8.6 million in the three months ended June 30, 2005. This increase was attributable to a $5.7 million increase in sales and marketing costs of which approximately $1.5 million was related to our sponsorship of the AVP tour, $4.7 million of the increase related to personnel expenses and $2.7 million of the increase related to our kiosk operations. We also experienced an increase in our overall corporate infrastructure costs to support our growth. As a percentage of net revenues, selling, general and administrative expenses decreased 6.0% to 27.2% for the three months ended June 30, 2006 from 33.2% for the corresponding period in 2005.  As a percentage of total revenue, selling, general and administrative expenses decreased primarily due to the effect of the improved leverage of operating expenses.

The decrease of selling, general and administrative expenses as a percentage of revenue was partially offset by an increase in the percentage of kiosk-related expenses as a percentage of net revenues. As of June 30, 2006, we owned and operated 59 kiosks, an increase of 53 compared to the 6 kiosks owned and operated by us as of June 30, 2005. We expect our selling, general and administrative expense will increase as we hire additional personnel and incur increased costs related to our growth. In addition, we have recognized increased legal and personnel costs associated with defending our intellectual property and operating as a public company.

Interest expense.   Interest expense was $92,000 in the three months ended June 30, 2006, compared to $165,000 in the three months ended June 30, 2005. The decrease in interest expense relates to our use of a portion of the proceeds from our initial public offering to retire bank loans. This debt retirement led to a decrease in average borrowings outstanding on our line of credit and long term debt during the three months ended June 30, 2006 compared to average borrowings outstanding under those arrangements during the three months ended June 30, 2005.

Other income/expense, net.   Other income was $366,000 in the three months ended June 30, 2006, compared to expense of $6,000 in the three months ended June 30, 2005 which resulted primarily from an increase in interest income related to an increase in cash and cash equivalents resulting from the completion of our initial public offering in February 2006.

Income tax expense.   During the three months ended June 30, 2006, income tax expense was $8.3 million, representing an effective income tax rate of 34.5%, compared to income tax expense of $1.9 million, representing an effective income tax rate of 36.1% in the three months ended June 30, 2005. The decrease relates primarily to an increase in the pre-tax earnings in jurisdictions with lower relative income tax rates as a percentage of total pre-tax earnings.

Dividends on redeemable convertible preferred stock.   No dividend payments were paid during the three months ended June 30, 2006. Dividends on our outstanding redeemable convertible preferred stock for the three months ended June 30, 2005 were $68,000.  We first issued equity with preferred liquidation and dividend rights in June 2004, when we sold our Class C membership units. In connection with our conversion from a limited liability company to a corporation, our Class C membership units converted into shares of our Series A preferred stock. Our Series A preferred stock provided for a dividend at the rate of five percent per annum on the initial investment amount per share. The Series A preferred stock was converted into shares of our common stock in connection with the closing of the initial public offering on February 13, 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues.   Revenues increased 256% or $93.8 million, to $130.5 million, in the six months ended June 30, 2006, from $36.7 million in the six months ended June 30, 2005. This increase was primarily a result of significantly higher unit sales of our footwear products. The higher unit sales resulted from an increase in the number of retail stores selling our products, additional sales resulting from new product offerings, stronger sales to our existing wholesale customers and increases in sales at retail locations owned by us and through our webstore. In addition, our revenues from sales outside of the United States were $37.6 million in the six months ended June 30, 2006 compared to $3.9 million in the six months ended June 30, 2005.

Gross profit.   Gross profit increased 239% or $49.8 million, to $70.6 million, in the six months ended June 30, 2006, from $20.8 million in the six months ended June 30, 2005. Our gross profit margin was 54.1% for the six months ended June 30, 2006 and 56.7% for the six months ended June 30, 2005. This decrease in margin is attributable to increases in third party logistics costs and increases in depreciation expenses related to increasing production capabilities. These cost increases were partially offset by improved efficiencies in managing inventory requirements and shipping a higher percentage of our products via ocean freight rather than by air freight.

Selling, general and administrative expense.   Selling, general and administrative expense increased 180% or $23.8 million, to $37.0 million in the six months ended June 30, 2006, from $13.2 million in the six months ended June 30, 2005. This increase was attributable to a $9.1 million increase in sales and marketing costs, $7.0 million of the increase related to personnel expenses and $5.0 million of the increase related to our kiosk operations. We also experienced an increase in our overall corporate infrastructure costs to support our growth. As a percentage of net revenues, selling, general and administrative expenses decreased by 7.7% to 28.3% for the six months ended June 30, 2006 from 36.0% for the corresponding period in 2005. As a percentage of total net revenue, selling, general and administrative expenses decreased primarily due to the effect of the improved leverage of operating expenses. These decreases were partially offset by an increase in the percentage of kiosk-related expenses compared to net sales.

Interest expense.   Interest expense was $391,000 in the six months ended June 30, 2006, compared to $202,000 in the six months ended June 30, 2005. The increase in interest expense relates to the increase in average borrowings outstanding on our line of credit and long term debt during the six months ended June 30, 2006 compared to average borrowings outstanding under those arrangements during the six months ended June 30, 2005.

Other income/expense, net.   Other income was $662,000 in the six months ended June 30, 2006, compared to expense of $23,000 in the six months ended June 30, 2005 which resulted from an increase in interest income related to an increase in cash and cash equivalents resulting from the completion of our initial public offering in February 2006.

Income tax expense.   During the six month period ended June 30, 2006, income tax expense was $11.8 million, representing an effective income tax rate of 34.9%, compared to income tax expense of $2.0 million, representing an effective income tax rate of 26.7%, in the six month period ended June 30, 2005. We recognized a tax benefit of $797,000 in the six month period ended June 30, 2005 to establish our deferred tax assets in connection with the conversion from a limited liability company to a taxable corporation. When compared to the effective income tax rate, excluding the effect of the tax benefit, our effective income tax rate for the six months ended June 30, 2006 decreased by approximately 5.5%. The decrease relates primarily to an increase in the pre-tax earnings in jurisdictions with lower income tax rates as a percentage of total pre-tax earnings.

Dividends on redeemable convertible preferred stock.   Dividends on our outstanding redeemable convertible preferred stock were $33,000 for the six months ended June 30, 2006 representing a decrease of $103,000 when compared to the $136,000 for the six months ended June 30, 2005. We first issued equity with preferred liquidation and dividend rights in June 2004, when we sold our Class C membership units. In connection with our conversion from a limited liability company to a corporation, our Class C membership units converted into shares of our Series A preferred stock. Our Series A preferred stock provides for a dividend at the rate of five percent per annum on the initial investment amount per share. The Series A preferred stock was converted into shares of our common stock in connection with the closing of the initial public offering on February 13, 2006.

Off-Balance Sheet Arrangements

Our primary off-balance sheet arrangements consist of operating leases. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts that rely on estimation techniques to calculate fair value. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary cash needs are working capital and capital expenditures. Other principal uses of cash have been for our acquisition of Foam Creations in June 2004 for $5.2 million, for the distribution in April 2005 of $3.0 million in cash to the members of our predecessor limited liability company pursuant to its operating agreement, for the purchase of our manufacturing operation in Mexico and associated operating assets in April 2005 for approximately $1.3 million, and for capital expenditures to increase manufacturing capacity and improve our global infrastructure. Prior to our initial public offering, we generally financed these needs through sales of our securities, borrowings under our credit facility and cash provided by operating activities.

As of June 30, 2006, we had $67.0 million in cash and cash equivalents compared to $4.8 million in cash and cash equivalents as of December 31, 2005. The increase in cash and cash equivalents reflects the completion of our initial public offering of our common stock in February 2006 whereby we received proceeds of $94.5 million, net of underwriters’ fees and commissions and related offering costs of $2.5 million. To date, we have used $12.0 million of the net proceeds from the offering to pay down our revolving line of credit and long-term debt, $6.9 million of the net proceeds for capital expenditures related to increasing our manufacturing capacity and improving our infrastructure, including approximately $1.4 million to expand and upgrade our existing information technology systems, and $14.7 to fund the working capital needs associated with rapid growth. We intend to use the remaining net proceeds for the continual development of our global infrastructure, facility upgrades, marketing and advertising, working capital, and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complimentary to our own.

The significant components of our working capital are cash, accounts receivable and inventory, reduced by accounts payable and accrued expenses. Capital requirements related to manufacturing include compounding and injection molding equipment for facilities we operate, as well as footwear molds used in facilities operated by us or purchased for our third-party manufacturers.

Cash provided by, or used in, operating activities consists primarily of net income or net loss adjusted for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and for the effect of changes in working capital and other activities. Cash used in operating activities in the six months ended June 30, 2006 was $14.7 million and was primarily related to net income of $22.1 million plus non-cash items of depreciation and amortization of $3.2 million and share-based compensation expense of $4.2 million, which was offset by increases in working capital resulting from increases in accounts receivable of $30.1 million, inventory of $11.9 million, and a decrease in accounts payable and accrued liabilities and other liabilities of  $2.0 million. Cash provided by operating activities in the six months ended June 30, 2005 was $4.0 million, primarily related to net income of $5.4 million, non-cash expenses for stock-based compensation of $2.4 million and depreciation and amortization of $1.2 million, offset by working capital changes.

Cash used in investing activities for the six months ended June 30, 2006 was $8.3 million, which was related to capital expenditures for molds, machinery and equipment of $6.9 million and $1.4 million related to the upgrade and expansion of our information technology systems. Cash used in investing activities in the six months ended June 30, 2005 was $4.7 million related to various capital expenditures of $4.1 million and the acquisition on a non-competition agreement of $636,000.

Cash provided by financing activities was $85.4 million for the six months ended June 30, 2006 compared to cash provided by financing activities of $2.9 million for the six months ended June 30, 2005. The $82.5 million increase in cash provided by financing activities primarily resulted from the completion of the initial public offering of our common stock whereby we received net proceeds of $94.5 million, after deducting underwriting discounts and commissions and offering costs of $2.5 million, all partially offset by the repayment of borrowings on our line of credit and long term debt of $12.0 million.

On April 8, 2005 we entered into a $5.0 million secured revolving credit facility, and on October 26, 2005 we entered into an amended and restated credit facility increasing the amount available under this facility to $20.0 million. The effective annual interest rate, on borrowings outstanding under the credit facility was 7.25% as of December 31, 2005. Our obligations under the revolving credit facility were secured by substantially all of our property, including, among other things, our accounts receivable, inventory, equipment and fixtures. The credit facility also contained financial covenants that required us to meet a specified consolidated fixed charge coverage ratio and specified levels of consolidated EBITDA. The credit facility was subject to an early termination fee of 1% if we terminated the facility on or prior to October 26, 2006. In February 2006, we repaid all amounts outstanding under the credit facility, together with accrued interest thereon, with a portion of the proceeds from our initial public offering, as of June 30, 2006 we are no longer able to borrow against the facility.

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

•       customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and

•       collection is reasonably assured.

Title generally passes on shipment or on receipt by the customer depending on the arrangement with the customer. Allowances for estimated returns and claims are provided for when related revenue is recorded. We base our estimates on historical rates of product returns and claims, and specific identification of outstanding claims and outstanding returns not yet received from customers. Since inception, actual returns and claims have not exceeded our reserves. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual returns and claims exceed reserves, we would need to reduce our revenues at the time of such determination.

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

Inventory Write-Downs.   We also make ongoing estimates relating to the net realizable value of inventories, based on our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable value. This reserve is recorded as a charge to cost of sales. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of sales.

Share-Based Compensation.   In January 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards, SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123R on January 1, 2006.

Pursuant to the transition requirements of SFAS No. 123R for a newly public entity, we adopted the prospective method for all stock option grants issued prior to August 15, 2005, which was the date we initially filed a Registration Statement on Form S-1 in connection with our initial public offering. Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under the Statement will apply SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. We will continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of APB Opinion 25 and its related interpretive guidance.

For stock option grants issued after filing our Registration Statement on Form S-1 on August 15, 2005, we have applied the modified prospective method.

The fair value of equity units granted from October 2002 through December 2004 was originally estimated by our board of directors based on the best information available to them on the dates of grant, including third party sales of equity units. We did not obtain contemporaneous valuations by valuation specialists because, at the time of the issuances of stock options during this period, our efforts were focused on acquiring new customers, developing our operational infrastructure and executing our business plan. We engaged an independent third party valuation specialist to perform a valuation of our common stock at December 31, 2004, May 1, 2005, June 30, 2005, August 1, 2005, October 1, 2005 and December 1, 2005 in connection with the grant of options to purchase shares of our common stock to employees, consultants and members of our board of directors. The May 1, 2005, June 30, 2005 and August 1, 2005 valuations were restated in the third quarter of 2005 to adjust certain estimates based on our expected market value in the initial public offering. The original value of $3.38 per share was revised to $5.91 per share. Our estimates of fair value of our stock were based on assumptions that we believe are reasonable. The fair value of our stock is affected by a number of assumptions and judgments including the timing of sales of equity instruments, the negotiated value of those sales, the timing of our third party valuations and significant assumptions included in those valuations, including our estimates of our future performance, discount factors used and comparable companies and transactions selected, among others. If we were to make different assumptions, the estimated value of our stock in 2005 could differ materially from our estimates.

Capitalized Software.   We capitalize certain internal software acquisition and development costs that benefit future years in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” For software developed for internal use, we expense the costs of developing computer software until the software has reached the application development stage and then capitalize all costs incurred from that time until the software has been installed at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including but not limited to, estimated economic life and changes in software and hardware technology. We also contract with third parties to help develop or test internal use software and generally capitalize these costs. Internal-use capitalized software costs are amortized over their expected useful life, which is generally five to seven years.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We earn interest on our cash and cash equivalents. Our portfolio generally consists of readily marketable investment grade debt securities of various issuers and maturities ranging from overnight to three months.  All investments are denominated in U.S. dollars and are classified as cash and cash equivalents.  As interest rates change, the amount of realized gain or losses on these securities will change.

Credit Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States and Canadian interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our Canadian line of credit is determined based on the prime rate plus 0.5% per annum, and, the interest rate on our Canadian loan is the bank’s float rate less 0.20%, therefore, interest costs are affected by changes in market interest rates.  Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at June 30, 2006 under the line of credit, loan and capital lease lines were approximately $2.6 million. Based on amounts borrowed as of June 30, 2006, we would have a resulting decline in future annual earnings and cash flows of approximately $26,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

Foreign Currency Exchange Risk

We pay the majority of our overseas third party manufacturers in U.S. dollars and have had significant revenues from foreign sales in recent periods. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales.

ITEM 4.     Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act report is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the last fiscal quarter, we made a change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On April 1, 2006 we implemented a new accounting and operational software package for our U.S. operations. Certain processes and controls were changed to accommodate the needs and requirements of our growth and the new financial reporting system. There were no other material changes to our internal controls during the quarter.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our year ending December 31, 2007. The evidence of such compliance is due no later than the time we file our annual report for the year ending December 31, 2007. We believe adequate resources and expertise, both internal and external have been put in place to meet this requirement.

PART II.
OTHER INFORMATION

ITEM 1.                Legal Proceedings

On March 31, 2006, we filed a complaint with the International Trade Commission against 11 companies alleging infringement on certain of our utility and design patents that were issued on February 7, 2006 and March 28, 2006 by the United States Patent and Trademark Office. The complaint alleges patent and trade dress infringement and seeks an exclusion order banning the importation of infringing products.

On April 3, 2006, we filed a complaint in the United States District Court for the District of Colorado against 11 companies alleging infringement on certain of our utility and design patents that were issued on February 7, 2006 and March 28, 2006 by the United States Patent and Trademark Office. The complaint alleges patent and trade dress infringement and seeks injunctive relief as well as monetary damages. A counterclaim has been filed by one defendant in the United States District Court for the District of Colorado seeking a declaratory judgment of non-infringement, a declaratory judgment that our patents are not valid, and a declaratory judgment that our patents are not enforceable. These claims have also been raised as defenses in the International Trade Commission action.

In June 2006, we settled all of our intellectual property infringement claims against three of the defendants named in our complaints with the International Trade Commission and in the United States District Court for the District of Colorado. In each settlement, the defendant agreed to cease infringement on our intellectual property rights, and we released the defendant and its customers of any liability for past infringement.

On June 15, 2006, Aspen Licensing International, Inc. filed a complaint against us in the United States District Court for the District of Massachusetts, alleging that, because we have named one of our models the “Aspen” and used such intellectual property in our products, we are infringing upon Aspen Licensing's trademark rights, and that we have committed acts of false designation of origin, trademark dilution, unfair competition and unfair or deceptive trade practices. Aspen Licensing is seeking injunctive relief as well as monetary damages. We are currently evaluating the claims made by Aspen Licensing and are considering our response.

Although we are subject to litigation from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe will have a material adverse impact on our business.

ITEM 1A.        Risk Factors

Our  Annual Report on Form 10-K for the year ended December 31, 2005 and our most recent Registration Statement on From S-1 filed with the Securities and Exchange Commission on August 7, 2006,  contain risks which could materially affect our business, financial condition or future results. The risks described in these documents are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factors included in Part I of the section entitled Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed other than as set forth below.

If we are unable to establish and protect our trademarks and other intellectual property rights, we may be unable to use the crocs name or logo, and competitors may sell products that are substantially similar to our crocs footwear, or may produce counterfeit versions of our products, and such competing or counterfeit products could divert sales and may damage our brand image.

We believe our trademarks, trade names, copyrights, trade secrets, issued and pending patents, trade dress and designs are valuable and integral to our success and competitive position. From time to time, we have identified competitors selling products that are very similar in design to certain of our Crocs footwear models, and that are manufactured from what may be comparable materials to our products. We believe that some of these products may infringe our intellectual property rights. Given the increased popularity of our Crocs brand, we believe there is a high likelihood that counterfeit products or other products infringing on our intellectual property rights will continue to emerge, seeking to benefit from the consumer demand for Crocs footwear. In order to protect our brand, we may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we are able to do so. In addition, enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, particularly in some foreign countries, which could make it easier for competitors to capture market share. Intellectual property rights may also be unavailable or limited in the United States and some foreign countries. Furthermore, our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. For example, our attempts to register Crocs and our Crocs logo as trademarks have been challenged by a large apparel company, and certain jurisdictions have rejected our attempted registration of our logo as a trademark based upon such challenge and based upon trademarks owned by the same company and at least one other large apparel company. If we are unsuccessful in protecting and enforcing our intellectual property rights, or if we were required to change our name or use a different logo, continued sales of such competing products by third parties could harm our brand and adversely impact our business, financial condition and results of operations. Similarly, in our enforcement litigation against manufacturers of knock-off products, at least one manufacturer has alleged counterclaims challenging the validity and enforceability of our patents and we expect that other defendants in the litigation may assert similar claims.

We have registered crocs as a trademark for footwear in Aruba, Australia, the European Union, Israel, Japan, Mexico, Netherlands Antilles, New Zealand, Panama, Turkey and the World Intellectual Property Office. As of July 31, 2006, we have also applied to register Crocs and the Crocs logo as trademarks in 43 jurisdictions around the world, including the U.S., but such applications have not been approved and are currently pending. In addition, we have recently extended the scope of our trademark registrations and applications for both the Crocs mark and logo to cover non-footwear products such as sunglasses, goggles, knee pads, watches, luggage, and some of our Internet sales activities. Although we believe that we have applied for trademark registrations in all jurisdictions where we are doing or intend to do business, there is a possibility that we have not applied to register the Crocs mark, the company logos, the individual brand names for our products or our marketing slogans in countries where we will do business in the future, and we have elected not to apply for trademark registrations for some marks in some jurisdictions. Furthermore, we may not obtain trademark registrations in connection with any applications that we do file and trademark protection, whether registered or common law, may not be available in every country in which we offer or intend to offer our products. Failure to adequately protect our trademark rights could damage or even destroy our Crocs brand, expose us to trademark liability and impair our ability to compete effectively. In addition, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

We believe our success may be enhanced by our ability to obtain and enforce patent protection for our products, and therefore have elected to pursue patent protection for our products in the U.S. and other countries. Currently, we have been issued one Community Design Registration and three Community Multiple Design Registrations in the European Union covering a total of ten shoe designs. Additional shoe design applications have received registrations in Australia, Brazil, China, Hong Kong, India, Israel, Japan, Singapore, South Africa, and South Korea, and we have been issued one utility patent and four design patents in the U.S., but we have not been granted any other utility patents or design patents in the U.S. or any utility patents in other countries. We do not know whether any of our pending or future patent applications will result in the issuance of patents, and competitors may challenge the validity or scope of our issued patents, or our registered designs or patent applications that proceed to issuance. We cannot predict how the patent claims in our issued patents, or any patents issued from any pending or future patent application, will be construed, and such patents may not provide us with the ability to prevent the development, manufacturing, and/or marketing of competing products, or may be challenged by third parties on the basis of validity and enforceability.

We also rely on trade secrets, confidential information and other unpatented proprietary information, related to, among other things, the formulation of croslite and product development, especially where we do not believe patent protection is appropriate or obtainable. Using third party manufacturers may increase risk of misappropriation of our trade secrets, confidential information and other unpatented proprietary information. The agreements we use to try to protect our intellectual property, confidential information and other unpatented proprietary information may not effectively protect such intellectual property and information and may not be sufficient to prevent unauthorized use or disclosure of such trade secrets and information. A party to one of these agreements may breach the agreement and we may not have adequate remedies for such breach. As a result, our trade secrets, confidential information and other unpatented proprietary information may become known to others, including our competitors. Furthermore, as with any trade secret, confidential information or other proprietary information, others, including our competitors, may independently develop or discover such trade secrets and information, which would render them less valuable to us.

Third parties may claim that we are infringing their intellectual property rights, and such claims may be costly to defend, may require us to pay licensing fees, damages, or other amounts, and may prevent, or otherwise impose limitations on, the manufacture, distribution or sale of our products.

From time to time, third parties may claim that we are infringing on their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of the intellectual property rights of others that may cover some of our technology or products. If we are forced to defend against such third party claims, whether or not such claims are resolved in our favor, we could encounter expensive and time consuming litigation which could divert our management and key personnel from business operations. For example, one company has filed a lawsuit against us claiming that our Aspen model infringes upon its trademark rights, and that by using the Aspen name and intellectual property we have committed acts of false designation of origin, trademark dilution, unfair competition and unfair or deceptive trade practices. If we are found to be infringing on the intellectual property rights of this company or others, we may be required to pay damages or ongoing royalty payments, or comply with other unfavorable terms. Additionally, if we are found to be infringing on the intellectual property rights of this company or others, we may not be able to obtain license agreements on terms acceptable to us, and this may prevent us from manufacturing, marketing or selling our products. Thus, such third party claims may significantly reduce the sales of our products or increase our cost of goods sold. Any such reductions in sales or cost increases could be significant, and could have a material and adverse affect on our business.

We conduct, and in the future expect to conduct, a significant portion of our activities outside the U.S., and therefore we are subject to the risks of international commerce.

We use third party manufacturers located in foreign countries, we operate manufacturing facilities located in Canada and Mexico, and we sell our products to retailers outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks, including the following:

•       tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules;

•       increased transportation costs due to distance, energy prices or other factors;

•       delays in the transportation and delivery of goods due to increased security concerns;

•       foreign currency fluctuations, for which we do not currently engage in any material hedging transactions;

•       restrictions on the transfer of funds;

•       changing economic conditions;

•       restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information;

•       changes in governmental policies and regulations;

•       political unrest, terrorism or war, any of which can interrupt commerce;

•       expropriation and nationalization;

•       difficulties in managing foreign operations effectively and efficiently from the U.S.; and

•       difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions.

Furthermore, our manufacturing activity outside of the U.S., including the production of our products by third party manufacturers, is subject to risks of poor infrastructure, shortages of equipment, and labor unrest, in addition to those risks noted above. Once our products are manufactured, we may also suffer delays in distributing our products due to work stoppages, strikes or lockouts at the ports where our products arrive. Such labor disruptions could result in product shortages and delays in distributing our products to retailers. These factors and the failure to properly respond to them could make it difficult to obtain adequate supplies of quality products when we need them, resulting in reduced sales and harm to our business.

In addition, during 2005, we generated approximately $12.9 million, or 11.9% of our revenues outside of the U.S., and in the three months ended June 30, 2006, we generated approximately $27.7 million, or 32.3% of our revenues outside of the U.S., and we expect to expand our international sales and marketing operations in the future. Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations, as noted above, as well as the difficulties associated with promoting products in unfamiliar cultures.

Acquisitions may be difficult to identify and successfully integrate into our business and could have other adverse consequences.

We have made, and may in the future make, acquisitions of, or investments in, other companies. For example, in June 2004, we acquired Foam Creations, and in April 2005, we acquired the manufacturing operations of a footwear producer in Mexico. We expect to consider other opportunities to acquire or make investments in other businesses and products that could enhance our manufacturing capabilities, complement our current products or expand the breadth of our markets or customer base. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In the event we finance acquisitions by issuing equity or convertible debt securities, our stockholders may be diluted.

In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired operations successfully with our business or effectively manage the combined business following completion of the acquisition. We may also not achieve the anticipated benefits from the acquired business due to any of the following factors:

•       unanticipated costs associated with the acquisition;

•       diversion of management’s attention from our core business;

•       harm to our existing business relationships with manufacturers and customers as a result of the acquisition;

•       the potential loss of key employees; or

•       risks associated with entering new product lines or markets in which we have little or no prior experience.

If we are unable to integrate any new business successfully, we could be required either to dispose of the acquired operations or to undertake changes to the acquired operations in an effort to integrate them with our business. If we experience any of the difficulties noted above, our business and financial condition could be materially and adversely affected.

We may be adversely affected by currency exchange rate fluctuations.

We purchase products and supplies from third parties in U.S. dollars and receive payments from certain of our international customers in foreign currencies. The cost of these products and supplies sourced overseas, and payments received from customers, may be affected by changes in the value of the relevant currencies. Price increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have a material adverse effect on our results of operations and financial condition.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Sale of Registered Securities

On February 13, 2006, we completed the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-127526) that was declared effective by the Securities and Exchange Commission on February 7, 2006. The initial public offering resulted in proceeds to us of $94.5 million, net of underwriters’ fees and commissions and related offering costs of $2.5 million. As of June 30, 2006, we used $12.0 million of the net proceeds from the offering to pay down debt, $6.9 million of the net proceeds for capital expenditures related to increasing our manufacturing capacity and improving our infrastructure, and to expand and upgrade our existing information technology systems, and $14.7 million to fund the working capital needs associated with rapid growth. We intend to use the remaining net proceeds for the ongoing development of our global infrastructure, facility upgrades, marketing and advertising, and working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complimentary to our own.

ITEM 6.                Exhibits

Exhibit Number	Description
3.1**	Restated Certificate of Incorporation of Crocs, Inc.
3.2**	Amended and Restated Bylaws of Crocs, Inc.
4.1*	Specimen common stock certificate.
10.38@	2006 Executive Incentive Bonus Plan.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

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

CROCS, INC.
Date: August 11, 2006	By:	/s/ PETER S. CASE
		Name:	Peter S. Case
		Title:	Chief Financial Officer, Senior Vice President—Finance and Treasurer