Form 10-Q
period 2006-09-30
Crocs, Inc.
filed 2006-11-13
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of October 31, 2006, Crocs, Inc. had 39,022,198 shares of its $0.001 par value common stock outstanding.

Crocs Inc.
Form 10-Q
Quarter Ended September 30, 2006
Table of Contents

PART I FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$111,345	$38,294	$241,824	$75,022
Cost of sales	46,521	16,113	106,348	32,032
Gross profit	64,824	22,181	135,476	42,990
Selling, general and administrative expense	33,344	9,834	70,345	23,059
Income from operations	31,480	12,347	65,131	19,931
Interest expense	162	178	533	380
Other expense (income)—net	(657)	2	(1,310)	25
Income before income taxes	31,975	12,167	65,908	19,526
Income tax expense	10,449	4,756	22,275	6,724
Net income	21,526	7,411	43,633	12,802
Dividends on redeemable convertible preferred shares	—	70	33	206
Income attributable to common stockholders	$21,526	$7,341	$43,600	$12,596
Income per common share: (note 4)
Basic	$0.56	$0.22	$1.19	$0.39
Diluted	$0.53	$0.22	$1.10	$0.38
Weighted average common shares:
Basic	38,773,362	25,712,040	36,675,319	25,329,984
Diluted	40,465,723	33,615,781	39,726,845	33,358,633

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$57,880	$4,787
Short-term investments	25,400	—
Accounts receivable—net	60,651	17,641
Inventories	49,128	28,494
Deferred tax assets	1,636	1,939
Prepaid expenses and other current assets	10,233	3,492
Total current assets	204,928	56,353
Property and equipment—net	24,713	14,765
Goodwill	350	336
Intangible assets—net	8,106	5,311
Deferred tax assets	1,532	1,084
Other assets	902	183
Total assets	$240,531	$78,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,459	$20,829
Accrued expenses and other current liabilities	21,716	8,178
Income taxes payable	6,424	8,697
Note payable, current portion of long-term debt and capital lease obligations	817	8,601
Total current liabilities	59,416	46,305
Long-term debt and capital lease obligations, net of current portion	1,550	3,422
Deferred tax liabilities	1,880	1,772
Other liabilities	260	319
Total liabilities	63,106	51,818
Commitments and contingencies (note 10)
Redeemable common shares, 8,410,320 shares issued and outstanding in 2005	—	1,800
Redeemable convertible preferred shares, par value $0.001 per share; 8,000,000 shares authorized, 7,452,492 shares issued and outstanding in 2005—preference in liquidation of $5,500	—	5,500
Stockholders’ equity:
Common shares, par value $0.001 per share; 125,000,000 shares authorized, 38,850,943 and 17,449,699 shares issued and outstanding in 2006 and 2005	39	17
Preferred shares, par value $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	123,278	13,976
Deferred compensation	(7,146)	(12,364)
Retained earnings	60,297	16,697
Accumulated other comprehensive income	957	588
Total stockholders’ equity	177,425	18,914
Total	$240,531	$78,032

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$43,633	$12,802
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,238	2,043
Loss on disposal of fixed assets	330	—
Deferred income taxes	(113)	(723)
Share-based compensation	7,195	3,455
Excess tax benefit on share-based compensation	(5,047)	—
Bad debt expense	1,389	463
Changes in operating assets and liabilities:
Accounts receivable	(43,741)	(18,302)
Inventories	(20,415)	(12,087)
Prepaid expenses and other assets	(8,397)	(2,099)
Accounts payable	7,974	8,357
Accrued expenses and other liabilities	15,364	11,733
Cash provided by operating activities	3,410	5,642
Cash flows from investing activities:
Purchases of short-term investments	(31,800)	—
Sales of short-term investments	6,400	—
Cash paid for purchases of property and equipment	(13,042)	(6,190)
Cash paid for intangible assets	(1,688)	—
Proceeds from the disposal of property and equipment	340	—
Acquisition of non-competition agreement	—	(636)
Cash used in investing activities	(39,790)	(6,826)
Cash flows from financing activities:
Proceeds from note payable, net	1,811	5,885
Proceeds from (repayment of) long-term debt and capital lease obligations	(12,222)	1,803
Proceeds from initial public offering, net of offering costs	94,454	—
Excess tax benefit on share-based compensation	5,047	—
Exercise of stock options	564	—
Distribution payment to members	—	(3,000)
Payment of preferred dividends	(171)	(275)
Cash provided by financing activities	89,483	4,413
Effect of exchange rate changes on cash	(10)	37
Net increase in cash and cash equivalents	53,093	3,266
Cash and cash equivalents—beginning of period	4,787	1,054
Cash and cash equivalents—end of period	$57,880	$4,320
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$296	$380
Income taxes	$19,583	$2,300
Supplemental disclosure of non-cash, investing, and financing activities:
Accrued preferred stock dividends	$—	$92
Assets acquired under capitalized leases	$563	$—

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Crocs, Inc. and subsidiaries (collectively, “Crocs” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2005. Except for investments, which are described below, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in Note 2 to the consolidated financial statements in the Company’s Form 10-K. Certain reclassifications have been made to the 2005 financial statements to conform to 2006 presentation.

Investments.

The Company accounts for investments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company invests in certain investments, which consist primarily of short to intermediate-term fixed income securities issued by U.S. government agencies and municipalities. The Company invests in certain auction rate debt securities that have been classified as short-term investments in the accompanying balance sheets. All investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders’ equity. The specific-identification method is used to determine the cost of all investments and the basis by which amounts are reclassified from accumulated other comprehensive income into earnings. See Note 5 for further discussion.

2.                 RECENT ACCOUNTING PRONOUCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force issued EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-3”), which states a company must disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented. The issue will be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company will adopt this Issue effective January 1, 2007. Based on the Company’s current evaluation of this Issue, the Company does not expect the adoption of EITF No. 06-3 to have a significant impact on its consolidated results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for the first annual or interim reporting period beginning after November 15, 2007. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies could evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires companies to view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company is currently evaluating the impact of SAB 108 and does not expect the adoption of SAB 108 to have a significant impact on its consolidated results of operations or financial position.

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

Equity-Based Compensation

The Company issues stock grants to employees and non-employees with vesting schedules of varying lengths. Typically, these grants range from immediate vesting to vesting periods of up to four years. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which establishes accounting guidelines for share-based awards exchanged for employee services, using the prospective method for option grants and restricted stock issued prior to August 15, 2005, the date which the Company filed its initial Registration Statement on Form S-1 and the modified prospective method for option grants issued after August 15, 2005. The Company was required to adopt the prospective method for grants prior to August 15, 2005 as the Company had elected to value employee grants using the minimum value method under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For option grants and restricted stock accounted for under the prospective method, the Company will continue to account for the grants under the intrinsic value-based method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and the

related interpretations in accounting for employee stock options. Therefore, the Company does not record any compensation expense for stock options granted to employees, prior to August 15, 2005, if the exercise price equaled the fair market value of the stock option on the date of grant, and the exercise price, number of shares eligible for issuance under the options and vesting periods were fixed.

Under the modified prospective method, compensation expense recognized in the three and nine months ended September 30, 2006, includes: (i) compensation expense of all share-based payments granted after August 15, 2005 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and (ii) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been retrospectively adjusted. The Company records compensation expense related to non-employees under the provisions of SFAS 123R and Emerging Issues Task Force EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services (“EITF 96-18”), and recognizes compensation expense over the vesting periods of such awards. Total pre-tax share-based compensation expense recognized was $2.8 million and $7.2 million for the three and nine months ended September 30, 2006, with associated tax benefits of approximately $905,000 and $2.4 million, respectively. The cumulative effect of applying the modified prospective method was to reduce deferred compensation by $1.4 million and the effect on the statement of operations was immaterial. The effect of applying SFAS 123R was to reduce pre-tax income by $1.6 million and $3.3 million for the three and nine months ended September 30, 2006.

SFAS 123R, also required the Company to change the classification, in its consolidated statement of cash flows, of any excess tax benefits realized on the exercise of stock options or issuance of restricted stock unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in the consolidated statement of cash flows.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rate, volatility, expected dividend yield rate, and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. For options granted before August 15, 2005, expected volatility was not considered for employee grants as the Company was a non-public entity at the grant date of these options. For stock option grants issued after the filing of the Company’s initial Registration Statement on Form S-1 on August 15, 2005, the minimum value method is no longer used and the Company used a volatility rate of 50% and began to include estimated forfeiture rates. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of comparable companies. The Company factored in expected retention rates combined with vesting periods to determine the average expected life. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant. Accordingly, the Company has computed the fair values of all options granted during the three and nine months ended September 30, 2006 and 2005, using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatility	50%	0%	50%	0%
Dividend yield	—	—	—	—
Risk-free interest rate	4.70%	4.02%	4.83%	4.20%
Weighted average expected life (in years)	5	5	5	5

Because the Company applied the minimum value method of valuing employee stock options prior to becoming a public company, as allowed by SFAS 123, the Company is precluded from presenting pro forma historical statement of operations information under SFAS 123R.

Stock Option Activity

The following summarizes stock option transactions for the nine months ended September 30, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,923,754	$5.60
Granted	2,082,164	24.01
Exercised	(104,253)	5.41
Forfeited or expired	(287,882)	8.98
Outstanding at September 30, 2006	4,613,783	$12.46	8.0	$99,164,324
Exercisable at September 30, 2006	3,813,503	$13.93	8.3	$76,335,421
Vested at September 30, 2006	935,860	$2.73	6.4	$29,219,551
Weighted average fair value of options granted during the period		$11.82

Options awarded under the Company’s 2005 Equity Incentive Plan (the “Plan”) are exercisable immediately on the date of grant with the exception of 233,624 shares granted to members of the Board of Directors. In order to preserve the vesting provisions of the options, the options that are exercised early are subject to a repurchase right by the Company at the lower of exercise price or fair market value of the underlying stock at the date of repurchase. This repurchase right expires on vesting of the underlying option. Total stock options outstanding under the Plan were 3,445,683 at September 30, 2006 of which 370,916 are fully vested and no longer subject to the repurchase right.

The status of total stock options outstanding at September 30, 2006 was as follows:

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Fair Value Determination
$1.02	934,480	4.9	467,236	Black-Scholes
$1.70-5.69	1,290,051	7.9	1,154,139	Black-Scholes
$7.15-10.74	389,443	7.8	279,928	Black-Scholes
$21.00	1,192,250	9.4	1,192,250	Black-Scholes
$26.00-$29.95	807,559	9.5	719,950	Black-Scholes
	4,613,783	8.0	3,813,503

As of September 30, 2006, the Company issued unvested options to purchase 3.7 million shares of the Company’s common stock with a weighted average grant date fair value of $10.23. As of September 30, 2006, the Company had $31.2 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the weighted average period of 3.1 years.

Non-vested Stock Awards

The following summarizes restricted stock transactions for the nine months ended September 30, 2006:

Non-vested	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	1,072,431	$2.75
Granted	—	—
Vested	(484,344)	2.32
Forfeited or expired	—	—
Outstanding at September 30, 2006	588,087	$3.11

At September 30, 2006, the Company had $1.4 million of total unrecognized share-based compensation expense related to non-vested stock awards, which is expected to be amortized over the weighted average period of 0.9 years.

Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$21,526	$7,411	$43,633	$12,802
Foreign currency translation	143	330	369	230
Comprehensive income	$21,669	$7,741	$44,002	$13,032

4.                 EARNINGS PER SHARE

Basic income per common share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Antidilutive securities are excluded from diluted EPS (in thousands except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Reconciliation of net income attributable to common stockholders for basic computation:
Income attributable to common stockholders	$21,526	$7,341	$43,600	$12,596
Less: Undistributed net income allocated to redeemable convertible preferred stockholders	—	1,650	—	2,830
Undistributed net income allocated to common stockholders	$21,526	$5,691	$43,600	$9,766
Reconciliation of net income for dilutive computation:
Income attributable to common stockholders	$21,526	$7,341	$43,600	$12,596
Preferred dividend	—	70	33	206
Net income for dilutive computation	$21,526	$7,411	$43,633	$12,802
Basic income per common share:
Weighted average common shares outstanding	38,773,362	25,712,040	36,675,319	25,329,984
Basic income per common share	$0.56	$0.22	$1.19	$0.39
Diluted income per common share:
Weighted average common shares outstanding
Dilutive effect of preferred stock	—	7,452,492	1,064,685	7,452,492
Dilutive effect of stock options	1,281,096	106,789	1,442,243	68,341
Dilutive effect of unvested stock	411,265	344,460	544,598	507,816
Weighted average diluted common shares outstanding	40,465,723	33,615,781	39,726,845	33,358,633
Diluted income per common share	$0.53	$0.22	$1.10	$0.38

For the three and nine months ended September 30, 2006 there were options outstanding to purchase 2.0 million shares of the Company’s common stock with a weighted-average exercise price per share of $24.13, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive. There were no antidilutive securities outstanding in the three and nine months ended September 30, 2005.

5.                 SHORT-TERM INVESTMENTS

At September 30, 2006, the Company’s short-term investments consisted exclusively of auction rate securities. The Company did not hold any short-term investments at December 31, 2005. Auction rate securities are variable rate bonds of states and joint municipal agencies tied to short-term interest rates with maturities on the face of the underlying securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every

7, 28, or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based on the interest rate determined during the prior auction. The Company recorded such securities as short-term investments based on the short-term nature and structure, the frequency with which the interest rate resets, and the ability to sell auction rate securities at par and at the Company’s discretion with the intent of meeting the Company’s short-term working capital requirements.

Investments in auction rate securities are classified as available-for-sale and are reported at fair value in the Company’s consolidated balance sheets. There were no unrealized gains or losses as of September 30, 2006. The following table summarizes the contractual maturities of available-for-sale securities at September 30, 2006 (in thousands).

September 30, 2006
Within one year	$—
After one year through five years	—
After five years through ten years	1,000
After ten years	24,400
$25,400

Proceeds from sales of short-term investments totaled $6.4 million in the three and nine months ended September 30, 2006. There were no realized gains or losses related to the sales of short-term investments in the three and nine months ended September 30, 2006.

6.                 INVENTORIES

Inventories by major classification are as follows (in thousands):

	September 30, 2006	December 31, 2005
Finished goods	$41,245	$25,449
Work-in-progress	510	6
Raw materials	7,373	3,039
	$49,128	$28,494

7.                 GOODWILL AND INTANGIBLE ASSETS

Intangible assets that are determined to have finite lives are amortized over their useful lives on a straight-line basis. The following table summarizes the Company’s identifiable intangible assets as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents	$1,112	$7	$1,105	$604	$—	$604
Customer relationships	1,636	521	1,115	1,569	336	1,233
Core technology	4,332	1,955	2,377	4,154	1,248	2,906
Non-competition agreement	636	180	456	636	86	550
Capitalized software	3,207	154	3,053	18	—	18
Total	$10,923	$2,817	$8,106	$6,981	$1,670	$5,311

The Company’s goodwill balance of $350,000 and $336,000 as of September 30, 2006 and December 31, 2005, respectively relates to the acquisition of Foam Creations in 2004. The change in the goodwill balance during the period is due to foreign currency exchange.

8.                 NOTE PAYABLE AND LINE OF CREDIT

Notes payable includes the following (in thousands):

	September 30,	December 31,
	2006	2005
Foam Creations demand note payable	$—	$2,016
Revolving credit facility	—	5,941
	$—	$7,957

Foam Creations, a wholly owned subsidiary, holds a demand note payable to a bank in the amount of up to $2.1 million, bearing interest at base rate plus 0.50%. No amounts were outstanding on this loan as of September 30, 2006. Foam Creations also has an authorized credit line of $300,000 for currency exchanges. No amounts were outstanding on this line as of September 30, 2006. The demand note is secured by the accounts receivable and inventories associated with Foam Creations. Annually, in April, the note is required to be renewed by the bank. Under the terms of the demand note, Foam Creations must satisfy certain restrictive covenants as to minimum financial ratios. Foam Creations was in compliance with these covenants as of September 30, 2006.

In February 2006, the Company repaid all amounts borrowed against its $20 million revolving credit facility and as of September 30, 2006 is no longer able to borrow against the facility. The repayment was funded with proceeds from the Company’s initial public offering.

9.                 LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
Loan from Development Bank of Canada	$—	$2,433
Loan from National Bank of Canada for the purchase of fixed assets	—	796
Loan from National Bank of Canada	—	530
Loan from Development Bank of Canada, maturing May 2011	1,712	—
Capital lease obligations for equipment due on various dates through 2008 with interest rates ranging from 4.25% to 8.97% per annum	241	307
Capital lease obligations for capitalized software due on December 1, 2007 with an effective interest rate of 6.8% per annum	414	—
	2,367	4,066
Less current portion	817	644
Total long-term debt	$1,550	$3,422

In March 2006, the Company repaid the loan from the Development Bank of Canada and loans from the National Bank of Canada. These repayments were funded with proceeds from the Company’s initial public offering.

10.          COMMITMENTS AND CONTINGENCIES

On September 17, 2004, the Company entered into a Manufacturing Supply Agreement with MDI Products, LLC (“MDI”), a Florida limited liability company whereby the Company agreed to purchase

15,000 pairs of shoes per month for 36 months to maintain exclusivity. The pricing is to be agreed on every twelve months. Termination fees apply for losses incurred by MDI due to premature termination by the Company.

On July 26, 2005, the Company entered into an amended and restated four year Supply Agreement with Finproject S.P.A., the former majority owner of Foam Creations, where the Company has the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain current customer dealings (including boot manufacturers). Based on the supply agreement, the Company has contractual purchase requirements to maintain exclusivity throughout the agreement. The pricing is to be agreed on each quarter and fluctuates based on order volume, currency fluctuations, and raw material prices.

The Company indemnifies certain of its vendors and its directors and executive officers for specified claims. To date, the Company has not paid or been required to defend any indemnification claims, and accordingly, has not accrued any amounts for its indemnification obligations.

11.          OPERATING SEGMENTS AND RELATED INFORMATION

The Company primarily designs, manufactures, and markets footwear and apparel under the crocs-brand and Foam Creations manufactures a line of products for the spa and boat industries. All products are manufactured using the same manufacturing process. The Company markets its product to retailers and conducts its own retail sales through retail outlets, company-owned kiosks, and over the internet. Other than revenues and certain direct operating costs, the Company does not maintain discrete financial information for its distribution and retail operations. Accordingly, operating results are assessed on an aggregate basis to make decisions about necessary resources and in assessing performance. Consequently, under the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (“SFAS 131”), the Company has one reportable segment for financial statement purposes.

The Company’s sales by product line are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shoes	$109,950	$36,583	$236,162	$70,741
Other	1,395	1,711	5,662	4,281
	$111,345	$38,294	$241,824	$75,022

Geographic information about the United States and international territories is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
United States	$70,476	$33,961	$163,462	$66,777
Canada	11,929	2,810	24,490	6,066
All other countries	28,940	1,523	53,872	2,179
	$111,345	$38,294	$241,824	$75,022

	September 30, 2006	December 31, 2005
Long-lived assets
United States	$16,466	$8,504
Canada	13,179	10,892
All other countries	3,524	1,016
	$33,169	$20,412

There were no customers that comprised greater than 10% of the consolidated revenues of the Company for the three and nine months ended September 30, 2006. For the three months ended September 30, 2005, the Company’s two largest customers accounted for 14% and 10% of consolidated revenues, respectively. For the nine months ended September 30, 2005, the Company’s largest customer totaled 14% of consolidated revenues and no other customer accounted for greater than 10% of the Company’s consolidated revenues.

12.          LICENSING AND MATERIAL AGREEMENTS

In April 2006, the Company entered into a three-year agreement which established Crocs as the title sponsor and official footwear of the AVP Pro Beach Volleyball Tour, or AVP. In connection with this agreement, AVP will issue to the Company a six year warrant to purchase up to 1,000,000 shares of AVP common stock at an exercise price of $0.80, which was the closing price of AVP common stock on April 12, 2006. 20% of the warrant shares will be exercisable immediately on the issuance and an additional 20% will become exercisable on April 12, 2007, 2008, 2009 and 2010. As of September 30, 2006 these warrants have not been issued. If the sponsorship agreement is not renewed after the third year, the remainder of the unexercisable shares underlying the warrant will not become exercisable. The Company will pay AVP a cash sponsorship fee of $4.0 million in 2006 and $4.2 million for each subsequent year.

On September 29, 2006, the Company entered into a membership interest purchase agreement with the members of Jibbitz, LLC, a Colorado limited liability company, to acquire 100% of the membership interests of Jibbitz for $10 million in cash, plus potential earn-out consideration of up to $10 million based on Jibbitz’s earnings before interest and taxes (EBIT) over the 3 years following the closing of the acquisition. Subject to the satisfaction of customary closing conditions, the Company expects the acquisition to close in December 2006.

On September 29, 2006, the Company and Jibbitz entered into an endorsement agreement providing that the Company will publicly endorse the products of Jibbitz and license to Jibbitz certain Company trademarks. The Company will also allow Jibbitz to access the Company’s network of distribution and retailers as well as utilize the Company’s warehousing and logistics infrastructure. As consideration, Jibbitz will pay the Company a 15% royalty on gross sales during the term of the Endorsement Agreement and $1.5 million on December 15, 2006, subject to proration in the event the Endorsement Agreement is terminated prior to December 1, 2006. The Endorsement Agreement will terminate on the closing of the Company’s acquisition of Jibbitz or the termination of the membership interest purchase agreement.

The Company recently entered into an arrangement with Disney Consumer Products to introduce a limited edition line of footwear featuring some of Disney’s most popular characters. The new line will be called “Disney by CROCS.” The Disney by CROCS line, which is targeted towards children and adults, will debut with special-edition Mickey Mouse die-cut adult Beach and children’s Cayman models. These styles will be available in a broad range of two-toned color combinations, including Mickey Mouse’s signature black and red.

The Company also entered into licensing agreements to market a line of shoes featuring the names and logos of various universities and colleges. These shoes will feature the school colors and will be sold on college campuses and through some of the Company’s existing sales and distribution network. In addition, the Company entered into sponsorship and marketing agreements with various colleges and universities, which allows the Company to advertise in the arenas and stadiums and sell the Company’s products on campus and at sporting events.

13.          LEGAL PROCEEDINGS

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

In August 2005, Holey Soles filed a lawsuit against Crocs in the United States District Court for the Southern District of New York. Holey Soles seeks a declaratory judgment that Crocs does not have any valid copyright or trade dress rights with respect to the design of its footwear. In addition, Holey Soles seeks a declaratory judgment that the manufacture, sale and distribution of its footwear products does not constitute unfair competition and does not infringe on Crocs’ copyrights or trade dress rights. Upon Crocs’ request, the action has been transferred to the United States District of Colorado where it has been stayed pending the outcome of The International Trade Commission (“ITC”) Investigation No. 337-TA-567 discussed below. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. The utility and design patents asserted in the complaint were issued on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office to Crocs, Inc. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation and Acme Ex-Im, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng’s Enterprises, Inc. on the suspension of accused activities. In addition, Crocs has entered into settlement agreements with D. Myers & Sons, Inc. and Australia Unlimited, Inc. but no final determinations have been made by the ITC to date. The ITC Administrative Law Judge issued an Initial Determination of non-infringement related to one of the patents at issue. Crocs plans to file a petition with the Commission to review this determination.

On April 3, 2006, Crocs filed a complaint in the U.S. District Court for the District of Colorado alleging infringement upon certain utility and design patents that were issued on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office in the name of Crocs, Inc. The complaint alleges patent and trade dress infringement and seeks injunctive relief as well as monetary damages. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. Crocs has entered into settlement agreements with D. Myers & Sons, Inc. and Australia Unlimited, Inc. and plans on filing consent judgments with the court related to the same, which Crocs expects will also result in the dismissal of all counterclaims filed in the district court action. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

On June 15, 2006, Aspen Licensing International, Inc. filed a complaint against the Company in the United States District Court for the District of Massachusetts, alleging that the Company’s “Aspen” model infringes on Aspen Licensing’s trademark rights, and that, in turn, the Company committed acts of false designation of origin, trademark dilution, unfair competition and unfair or deceptive trade practices. The

Company was not served with this complaint, however, in response to Aspen’s filing, the Company changed the name of its “Aspen” model shoe to the Endeavor. In addition, while the Company denies infringement upon Aspen Licensing’s trademark rights, the Company entered into a settlement agreement with Aspen and agreed to pay Aspen $10,000 in exchange for Aspen dismissing the suit with prejudice and allowing the Company to sell out its remaining inventory of “Aspen” labeled shoes. This lawsuit is now dismissed with prejudice.

Although the Company is subject to other litigation from time to time in the ordinary course of its business, the Company is not party to any other pending legal proceedings that the Company believes will have a material adverse impact on its business.

14.          SUBSEQUENT EVENTS

On October 19, 2006, the Company acquired 100% of the capital stock of EXO Italia, S.r.l. for € 6.0 million (approximately $7.5 million). EXO Italia, S.r.l.. Headquartered in Padova, Italy, designs and develops EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry. Since 1993, EXO Italia has worked with several leading branded consumer companies to produce high quality EVA based footwear for the global marketplace.

On October 31, 2006, the Company paid off the remaining $1.7 million balance on the loan from Development Bank of Canada.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking statements. These forward-looking statements include statements in this Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations.” Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a rapidly growing designer, manufacturer and marketer of footwear for men, women and children under the crocs brand. We have been marketing and distributing footwear products since November 2002, shortly after completing the modification and improvement of a shoe produced by Foam Creations. In June 2004, we acquired Foam Creations, including its manufacturing operations, product lines and rights to the proprietary closed-cell resin, which we refer to as croslite. All of our footwear products incorporate croslite, which enables us to produce a soft and lightweight, non-marking, slip- and odor-resistant shoe that retails at price points ranging from $19.99 to $59.99. In addition to our footwear products, we recently introduced a line of crocs-branded apparel and accessory items. We also use croslite to manufacture non-branded products that we sell to original equipment manufacturers.

We currently sell our crocs-branded products throughout the U.S. and in over 70 countries worldwide. Outside the U.S., we sell our products directly to retailers, or through distributors where we believe they offer a preferable alternative to direct sales. We also sell directly to consumers through our website and our company-operated kiosk and retail stores. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels in the U.S., including traditional footwear retailers as well as a variety of specialty channels. As of September 30, 2006, our retail customer base in the U.S. included over 11,000 retail store locations selling our products.

We have achieved significant growth since our inception, driven largely by the popularity of our footwear products and our ability to significantly expand the breadth and depth of our distribution network. For the nine months ended September 30, 2006, we recorded revenues of $241.8 million and net income of $43.6 million, compared to $75.0 million of revenues and net income of $12.8 million in the nine months ended September 30, 2005. Continued growth of our revenues and profitability will depend substantially on the continued popularity of our existing footwear products, our ability to continue to introduce new models of footwear that meet the evolving demands of our retail and end consumers, our ability to effectively manage our sales and distribution network, and our ability to maintain sufficient product supply to meet expected growth in demand.

We have achieved strong gross profit margins on sales of our crocs footwear. For the nine months ended September 30, 2006, our gross profit was $135.5 million, or 56.0% of revenues, compared to $43.0 million, or 57.3% of revenues, for the nine months ended September 30, 2005. We believe a number of factors have contributed to our ability to achieve gross profit margins at these levels. Generally, we have not discounted the sale price of our crocs footwear due to high levels of demand for our products. Additionally, our use of third party manufacturers as well as company-operated manufacturing facilities has allowed us to maintain a relatively low cost structure while enabling us to achieve significant production flexibility.

We currently manufacture our footwear products, accessories, and all non-branded products for original equipment manufacturers at Foam Creations’ facility in Quebec City, Canada. We also manufacture our footwear products at our company-owned and operated facility located in Mexico. In addition, we contract with third party manufacturers in China, Florida, Italy and Romania for the production of our footwear products and accessories. We believe our in-house production capabilities enables us to make rapid changes to manufacturing schedules and provides us the flexibility to quickly ship in-demand models and colors, while outsourcing allows us to lower our capital investment and retain the cost-effectiveness of using third party manufacturing.

The popularity of our footwear has in the past resulted in our inability to either produce or deliver shoes in sufficient volumes to satisfy the demands of our retail customers and consumers. We have been attempting to meet this demand by actively expanding our company-operated manufacturing capacity, as well as increasing the number of shoes produced for us by third party manufacturers. During 2006, we expanded our manufacturing capacity at the facility we operate in Mexico. We also recently expanded production capacity at our third party manufacturers located in China and added third party manufacturing capacity in Romania. In addition to expanding our production capacity, we are actively expanding our fulfillment and distribution capabilities. For example, we anticipate our new distribution facility in China, which is adjacent to our major third-party manufacturing facilities, will enable us to distribute our products more efficiently on a global basis.

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

General

Revenues are recorded when products are both shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. Because we use both internal manufacturing and contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our own facilities, including raw materials costs and all overhead expenses related to production, and the cost to purchase finished products from our third party manufacturers. Cost of sales also includes the cost to transport these products to our facilities and all warehouse and outbound freight expenses. Our selling, general and administrative expense consists primarily of selling, marketing, wages and related payroll and employee benefit costs, travel and insurance expenses, depreciation, amortization, professional fees, facility expenses, bank charges and non-cash charges for share-based compensation.

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

Factors Affecting Comparability

Set forth below are selected factors that we believe have had, or are expected to have, a significant affect on the comparability of recent or future results of operations:

Equity Compensation Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which requires the calculation of the fair value of stock-based compensation, estimation of future forfeitures and income taxes, and recognition of the fair value as a non-cash expense over the vesting period of the underlying instruments. SFAS No. 123R, Share-Based Payment (“SFAS 123R”), eliminates the ability to account for stock-based compensation transactions using the footnote disclosure-only provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and instead requires that such transactions be recognized and reflected in our financial statements using a fair-value-based method.

We adopted SFAS 123R effective as of January 1, 2006 using the prospective method for option grants and restricted stock issued prior to August 15, 2005, which was the date we filed our initial Registration Statement on Form S-1 in connection with our initial public offering and the modified prospective method for option grants issued after August 15, 2005. The adoption of SFAS 123R’s fair-value-based method had a significant adverse impact on our results of operations, although it will have no impact on our overall cash flow. The effect of applying SFAS 123R in the nine months ending 2006 was a decrease of $3.3 million of pre-tax income. We recognize additional stock-based compensation expense in 2006 based on the fair value of any share based payment made in 2006. The amount of compensation expense recognized depends on numerous factors and estimates, including the number and vesting period of option grants, the publicly traded price of the common stock, estimated volatility of the stock price, estimates of the timing and volume of exercises and forfeitures of the options, and fluctuations in future interest and income tax rates.

Effects of Initial Public Offering

In February 2006, we completed an initial public offering of our common stock. As a part of the initial public offering, we issued 4,950,000 shares of our common stock and received net proceeds of approximately $94.5 million. In connection with the initial public offering, all of our then-outstanding shares of redeemable convertible preferred stock, which was not included in stockholders’ equity in our balance sheet, converted into 7,452,492 shares of our common stock, of which a portion was sold in our initial public offering, and accrued dividends aggregating $171,000 were paid with a portion our net proceeds from the offering. In addition, the put options on our redeemable shares of common stock terminated and such shares were also not previously included in stockholders’ equity in our balance sheet. Therefore, the immediate result of our initial public offering was a significant increase in cash and stockholders’ equity on our balance sheet, and the elimination of the accrual of dividends on the preferred stock. In addition, the common stock outstanding increased significantly because of the conversion of the preferred stock, the termination of the put options on the redeemable shares of common stock and our issuance of shares of common stock. As a result, the basis for the calculation of net income per share on both a basic and diluted basis has changed significantly.

Seasonality

Due to our short operating history and significant sales growth since our inception, we cannot assess with certainty the degree to which sales of our footwear products will be subject to seasonality. However, we expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. For example, our revenues for the three months ended December 31, 2005 were lower than our revenues for the three months ended September 30, 2005, and we believe that the decline was primarily attributable to a seasonal decline in the demand for our products. While we have introduced footwear models that are more suitable for cold weather uses, such as the Endeavor, Georgie, All Terrain, Highland and Snowmass, we expect demand for our products, and therefore our sales, may continue to be subject to seasonal variations and significantly impacted by weather conditions, as over 50% of our revenues during the three months ended September 30, 2006 were attributable to our classic models, which are more suitable for warm weather. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may decrease.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues.   Revenues increased 190.8% or $73.0 million, to $111.3 million, in the three months ended September 30, 2006, from $38.3 million in the three months ended September 30, 2005. This increase was primarily a result of significantly higher unit sales of our footwear products. The higher unit sales resulted from an increase in the number of retail stores selling our products, additional sales resulting from new product offerings, stronger sales to our existing wholesale customers and increases in sales at retail locations owned by us and through our webstore. In addition, our revenues from sales outside of the United States were $40.9 million in the three months ended September 30, 2006 compared to $4.3 million in the three months ended September 30, 2005. We expect our sales to continue to grow as we enter new domestic and international markets and introduce new products.

Gross profit.   Gross profit increased 192.3% or $42.6 million, to $64.8 million, in the three months ended September 30, 2006, from $22.2 million in the three months ended September 30, 2005. Our gross profit margin improved by 30 basis points to 58.2% in the three months ended September 30, 2006, compared to 57.9% in the three months ended September 30, 2005. The Company does not consider this to be a material change.

Due to our continued level of growth we believe it is more meaningful for investors to compare our gross margin percentages sequentially to the prior quarter. Our gross profit margin improved by 340 basis points from 54.8% in the three months ended June 30, 2006. This increase in margin was primarily attributable to better freight management and a decrease in the average order fulfillment costs associated with our increased percentage of orders shipped factory direct. We have also improved efficiencies in managing inventory requirements and improved leverage of fixed operating costs due to higher volume.

Selling, general and administrative expenses.   Selling, general and administrative expense increased 239.1% or $23.5 million, to $33.3 million in the three months ended September 30, 2006, from $9.8 million in the three months ended September 30, 2005. As a percentage of net revenues, selling, general and administrative expenses increased 420 basis points to 29.9% for the three months ended September 30, 2006 from 25.7% for the three months ended September 30, 2005. This increase was attributable to an increase in sales and marketing costs including our sponsorship of the AVP tour personnel expenses, professional fees associated with defending our intellectual property and operating as a public company, and an increase in the number of operating kiosks. We expect our selling, general and administrative expense will increase as we hire additional personnel and incur increased costs related to our growth.

Interest expense.   Interest expense was $162,000 in the three months ended September 30, 2006, compared to $178,000 in the three months ended September 30, 2005. The decrease in interest expense relates to our use of a portion of the proceeds from our initial public offering to retire bank loans. This debt retirement led to a decrease in average borrowings outstanding on our line of credit and long term debt during the three months ended September 30, 2006 compared to average borrowings outstanding under those arrangements during the three months ended September 30, 2005.

Other income/expense, net.   Other income was $657,000 in the three months ended September 30, 2006, compared to expense of $2,000 in the three months ended September 30, 2005 which resulted primarily from an increase in interest income related to an increase in cash and cash equivalents resulting from the completion of our initial public offering in February 2006.

Income tax expense.   During the three months ended September 30, 2006, income tax expense was $10.4 million, representing an effective income tax rate of 32.7%, compared to income tax expense of $4.8 million, representing an effective income tax rate of 39.1% in the three months ended September 30, 2005. The decrease relates primarily to an increase in the pre-tax earnings in jurisdictions with lower relative income tax rates as a percentage of total pre-tax earnings.

Dividends on redeemable convertible preferred stock.   No dividend payments were paid during the three months ended September 30, 2006. Dividends on our outstanding redeemable convertible preferred stock for the three months ended September 30, 2005 were $70,000. We first issued our Class C membership units with preferred liquidation and dividend rights in June 2004. In connection with our conversion from a limited liability company to a corporation, our Class C membership units converted into shares of our Series A preferred stock. Our Series A preferred stock provided for a dividend at the rate of five percent per annum on the initial investment amount per share. The Series A preferred stock was converted into shares of our common stock in connection with the closing of the initial public offering on February 13, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues.   Revenues increased 222.3% or $166.8 million, to $241.8 million, in the nine months ended September 30, 2006, from $75.0 million in the nine months ended September 30, 2005. This increase was primarily a result of significantly higher unit sales of our footwear products. The higher unit sales resulted from an increase in the number of retail stores selling our products, additional sales resulting from new product offerings, stronger sales to our existing wholesale customers, and increases in sales at retail locations owned by us and through our webstore. In addition, our revenues from sales outside of the United States were $78.4 million in the nine months ended September 30, 2006 compared to $8.2 million in the nine months ended September 30, 2005.

Gross profit.   Gross profit increased 215.1% or $92.5 million, to $135.5 million, in the nine months ended September 30, 2006, from $43.0 million in the nine months ended September 30, 2005. Our gross profit margin was 56.0% for the nine months ended September 30, 2006 and 57.3% for the nine months ended September 30, 2005. This decrease in margin percentage is attributable to increases in third party logistics costs and product mix. These cost increases were partially offset by improved efficiencies in managing inventory requirements and shipping our products directly from our third party manufacturers.

Selling, general and administrative expense.   Selling, general and administrative expense increased 205.1% or $47.3 million, to $70.3 million in the nine months ended September 30, 2006, from $23.1 million in the nine months ended September 30, 2005. This increase was attributable to an increase in sales and marketing costs, personnel expenses and costs related to our kiosk operations. We also experienced an increase in our overall corporate infrastructure costs to support our growth. As a percentage of net revenues, selling, general and administrative expenses decreased by 160 basis points to 29.1% for the nine months ended September 30, 2006 from 30.7% for the corresponding period in 2005. As a percentage of total net revenue, selling, general and administrative expenses decreased primarily due to the effect of the improved leverage of operating expenses resulting from higher sales.

Interest expense.   Interest expense was $533,000 in the nine months ended September 30, 2006, compared to $380,000 in the nine months ended September 30, 2005. The increase in interest expense relates to the write-off of deferred financing costs related to our revolving credit facility and an increase the average interest rate on borrowings outstanding on our line of credit and long term debt during the nine months ended September 30, 2006 compared to average interest rate on borrowings outstanding under those arrangements during the nine months ended September 30, 2005.

Other income/expense, net.   Other income was $1.3 million in the nine months ended September 30, 2006, compared to expense of $25,000 in the nine months ended September 30, 2005 which resulted from an increase in interest income related to an increase in cash and cash equivalents resulting from the completion of our initial public offering in February 2006.

Income tax expense.   During the nine month period ended September 30, 2006, income tax expense was $22.3 million, representing an effective income tax rate of 33.8%, compared to income tax expense of $6.7 million, representing an effective income tax rate of 34.4%, in the nine month period ended September 30, 2005. We recognized a tax benefit of $797,000 in the nine month period ended September 30, 2005 to establish our deferred tax assets in connection with the conversion from a limited liability company to a taxable corporation. When compared to the effective income tax rate, excluding the effect of the tax benefit, our effective income tax rate for the nine months ended September 30, 2006 decreased by approximately 400 basis points. The decrease relates primarily to an increase in the pre-tax earnings in jurisdictions with lower income tax rates as a percentage of total pre-tax earnings.

Dividends on redeemable convertible preferred stock.   Dividends on our outstanding redeemable convertible preferred stock were $33,000 for the nine months ended September 30, 2006 representing a decrease of $173,000 when compared to the $206,000 for the nine months ended September 30, 2005. We first issued equity with preferred liquidation and dividend rights in June 2004, when we sold our Class C membership units. In connection with our conversion from a limited liability company to a corporation, our Class C membership units converted into shares of our Series A preferred stock. Our Series A preferred stock provides for a dividend at the rate of five percent per annum on the initial investment amount per share. The Series A preferred stock was converted into shares of our common stock in connection with the closing of our initial public offering in February 2006.

Off-Balance Sheet Arrangements

Our primary off-balance sheet arrangements consist of operating leases related to kiosks, store locations and warehouses. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts that rely on estimation techniques to calculate fair value. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary cash needs are working capital and capital expenditures. Other principal uses of cash have been for the distribution in April 2005 of $3.0 million in cash to the members of our predecessor limited liability company pursuant to its operating agreement, for the purchase of our manufacturing operation in Mexico and associated operating assets in April 2005 for approximately $1.3 million, and for capital expenditures to increase manufacturing capacity and improve our global infrastructure. Prior to our initial public offering, we generally financed these needs through sales of our securities, borrowings under our credit facility and cash provided by operating activities.

As of September 30, 2006, we had $83.3 million in cash and cash equivalents and short-term investments compared to $4.8 million in cash and cash equivalents as of December 31, 2005. The increase in cash and cash equivalents reflects the completion of our initial public offering of our common stock in February 2006 whereby we received proceeds of $94.5 million, net of underwriters’ fees and commissions and related offering costs of $2.5 million. To date, we have used $12.2 million of the net proceeds from the offering to pay down our revolving line of credit and long-term debt, $14.7 million of the net proceeds for capital expenditures related to increasing our manufacturing capacity and improving our infrastructure, including approximately $1.7 million to expand and upgrade our existing information technology systems and in October 2006 we paid off the remaining $1.7 million balance on the loan from Development Bank of Canada. We intend to use the remaining net proceeds for the continual development of our global infrastructure, facility upgrades, working capital, and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complimentary to our own.

The significant components of our working capital are cash, accounts receivable and inventory, reduced by accounts payable and accrued expenses. Capital requirements related to manufacturing include compounding and injection molding equipment for facilities we operate, as well as footwear molds used in facilities operated by us or purchased for our third-party manufacturers.

Cash provided by, or used in, operating activities consists primarily of net income or net loss adjusted for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and for the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2006 was $3.4 million, primarily related to net income of $43.6 million plus non-cash items of depreciation and amortization of $5.2 million and share-based compensation expense of $7.2 million, which was offset by increases in working capital resulting from increases in accounts receivable of $43.7 million, inventory of $20.4 million, and a decrease in accounts payable and accrued liabilities and other liabilities of $23.3 million. Cash provided by operating activities in the nine months ended September 30, 2005 was $5.6 million, primarily related to net income of $12.8 million, non-cash expenses for stock-based compensation of $3.5 million and depreciation and amortization of $2.0 million, offset by working capital expenses of $11.9 million.

Cash used in investing activities for the nine months ended September 30, 2006 was $39.8 million, which was related to the net purchases of investments of $25.4 million, capital expenditures for molds, machinery and equipment of $13.0 million and $1.7 million related to the upgrade and expansion of our information technology systems. Cash used in investing activities in the nine months ended September 30, 2005 was $6.8 million related to various capital expenditures of $6.2 million and the acquisition on a non-competition agreement of $636,000.

Cash provided by financing activities was $89.5 million for the nine months ended September 30, 2006 compared to cash provided by financing activities of $4.4 million for the nine months ended September 30, 2005. The $85.1 million increase in cash provided by financing activities primarily resulted from the completion of the initial public offering of our common stock whereby we received net proceeds of $94.5 million, after deducting underwriting discounts and commissions and offering costs of $2.5 million, all partially offset by the repayment of borrowings on our line of credit and long term debt of $12.2 million.

On April 8, 2005 we entered into a $5.0 million secured revolving credit facility, and on October 26, 2005 we amended and restated the credit facility increasing the amount available under this credit facility to $20.0 million. The effective annual interest rate, on borrowings outstanding under the credit facility was 7.25% as of December 31, 2005. Our obligations under the revolving credit facility were secured by substantially all of our property, including, among other things, our accounts receivable, inventory, equipment and fixtures. The credit facility also contained financial covenants that required us to meet a specified consolidated fixed charge coverage ratio and specified levels of consolidated EBITDA. The credit facility was subject to an early termination fee of 1% if we terminated the facility on or prior to October 26, 2006. In February 2006, we repaid all amounts outstanding under the credit facility, together with accrued interest thereon, with a portion of the proceeds from our initial public offering, as of September 30, 2006 we are no longer able to borrow against the facility.

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

We consider certain accounting policies related to revenue recognition, reserves for uncollectible accounts receivable and inventories, share-based compensation and capitalized software to be critical policies due to the estimates and judgments involved in each.

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

Reserve for Uncollectible Accounts Receivable.   We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine that a smaller or larger reserve is appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination.

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

Share-Based Compensation.   In January 2005, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board APB 25, and amends SFAS No. 95, Statement of Cash Flows (“SFAS 95”). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS 123R on January 1, 2006.

Pursuant to the transition requirements of SFAS 123R for a newly public entity, we adopted the prospective method for all stock option grants issued prior to August 15, 2005, which was the date we initially filed a Registration Statement on Form S-1 in connection with our initial public offering. As a non-public company we used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under the prospective method required by the Statement we must apply SFAS 123R prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. We continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of APB 25 and its related interpretive guidance.

For stock option grants issued after the filing of our initial Registration Statement on Form S-1 on August 15, 2005, we have applied the modified prospective method.

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

Capitalized Software.   We capitalize certain internal software acquisition and development costs that benefit future years in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” For software developed for internal use, we expense the costs of developing computer software until the software has reached the application development stage and then capitalize all costs incurred from that time until the software has been installed at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based on completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including but not limited to, estimated economic life and changes in software and hardware technology. We also contract with third parties to help develop or test internal use software and generally capitalize these costs. Internal-use capitalized software costs are amortized over their expected useful life, which is generally five to seven years.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We earn interest income on both our cash and cash equivalents and our investment portfolio. Our investment portfolio generally consists of readily marketable investment-grade debt securities of various issuers and maturities. All investments are denominated in U.S. dollars and are classified as “available for sale.” These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of realized and unrealized gain or loss on these securities will change.

Credit Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States and Canadian interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our Canadian line of credit is determined based on the prime rate plus 0.5% per annum, and, the interest rate on our Canadian loan is the bank’s float rate less 0.20%, therefore, interest costs are affected by changes in market interest rates. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn on. Total liabilities outstanding at September 30, 2006 under the line of credit, loan and capital lease lines were approximately $2.4 million. Based on amounts borrowed as of September 30, 2006, we would have a resulting decline in future annual earnings and cash flows of approximately $24,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities. In October 2006, we paid off the outstanding balance on our Canadian loan, with the only remaining outstanding debt related to our capital leases in the amount of $655,000.

Foreign Currency Exchange Risk

We pay the majority of our overseas third party manufacturers in U.S. dollars and have had significant revenues from foreign sales in recent periods. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. We intend to use derivative instruments and engage in hedging activities during the fourth quarter of 2006.

ITEM 4.                Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act report is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the last fiscal quarter, we made a change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On April 1, 2006, we implemented a new accounting and operational software package for our U.S. operations. Certain processes and controls were changed to accommodate the needs and requirements of our growth and the new financial reporting system. There were no material changes to our internal controls during the third quarter of 2006.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our year ending December 31, 2007. The evidence of such compliance is due no later than the time we file our annual report for the year ending December 31, 2007. We believe adequate resources and expertise, both internal and external have been put in place to meet this requirement.

PART II.
OTHER INFORMATION

ITEM 1.                Legal Proceedings

On March 31, 2006, we have filed a complaint with the ITC against 11 companies, alleging infringement on certain of our utility or design patent that were issued on February 7, 2006 and March 28, 2006, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation and Acme Ex-Im, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng’s Enterprises, Inc. on the suspension of accused activities. In addition, we have entered into settlement agreements with D. Myers & Sons, Inc. and Australia Unlimited, Inc. but no final determinations have been made by the ITC to date. The ITC Administrative Law Judge issued an Initial Determination of non-infringement related to one of the patents at issue. We plan to file a petition with the Commission to review this determination.

On June 15, 2006, Aspen Licensing International, Inc. filed a complaint against us in the United States District Court for the District of Massachusetts, alleging that our “Aspen” model infringes on Aspen Licensing’s trademark rights, and that, in turn, we committed acts of false designation of origin, trademark dilution, unfair competition and unfair or deceptive trade practices. We were not served with this complaint, however, in response to Aspen’s filing, we changed the name of the “Aspen” model shoe to the Endeavor. In addition, while we deny infringement upon Aspen Licensing’s trademark rights, we entered into a settlement agreement with Aspen and agreed to pay Aspen $10,000 in exchange for Aspen dismissing the suit with prejudice and allowing us to sell out the remaining inventory of “Aspen” labeled shoes. This lawsuit is now dismissed with prejudice.

Although we are subject to litigation from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe would have a material adverse impact on our business.

ITEM 1A.        Risk Factors

Our  Annual Report on Form 10-K for the year ended December 31, 2005 and our most recent Registration Statement on From S-1 filed with the Securities and Exchange Commission on August 14, 2006,  contain risks which could materially affect our business, financial condition or future results. The risks described in these documents are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factors included in Part I of the section entitled Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 have not materially changed.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Sale of Registered Securities

On February 13, 2006, we completed the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-127526) that was declared effective by the Securities and Exchange Commission on February 7, 2006. The initial public offering resulted in proceeds to us of $94.5 million, net of underwriters’ fees and commissions and related offering costs of $2.5 million. As of September 30, 2006, we used $12.2 million of the net proceeds from the offering to pay down debt, $14.7 million of the net proceeds for capital expenditures related to increasing our manufacturing capacity and improving our infrastructure, and to expand and upgrade our existing information technology systems. We intend to use the remaining net proceeds for the ongoing development of our global infrastructure, facility upgrades, marketing and advertising, and working capital and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complimentary to our own.

ITEM 5.                Other Information

On September 20, 2006, our board of directors approved a new compensation arrangement for non-employee directors  effective as of September 1, 2006. Under the arrangement, directors who are not our employees receive annual cash compensation of $40,000, payable quarterly. Additional annual cash compensation is paid to the chairperson of each committee of the board of directors as follows: $10,000 for the Chair of the audit committee and $5,000 for each of the compensation committee Chair and the governance and nominating committee Chair. In addition, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and its committees.

Under the new arrangement, each new non-employee director will be awarded options to purchase 40,000 shares of our common stock on their initial election to our board of directors and continuing directors will be awarded options to purchase an additional 10,000 shares of our common stock for each year of service. The Chairman of the board of directors will receive options to purchase an additional 10,000 shares of our common stock on his or her initial election as Chairman. The arrangement provides that the options will be granted at the fair market value of our common stock on the date of grant and have a term of seven years. Each option grant will vest in equal annual installments over four years in connection with our annual meeting of stockholders, so long as such person remains a director.

ITEM 6.                Exhibits

Exhibit Number	Description
3.1**	Restated Certificate of Incorporation of Crocs, Inc.
3.2**	Amended and Restated Bylaws of Crocs, Inc.
4.1*	Specimen common stock certificate.
10.39***	Director Compensation Plan
10.40	Membership Interest Purchase Agreement among Crocs, Inc. and the Members of Jibbitz, LLC, dated September 29, 2006.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*                    Incorporated herein by reference to Crocs, Inc.’s Registration Statement on Form S-1 (File No. 333-127526).

**             Incorporated by reference to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).

***      Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROCS, INC.
Date: November 10, 2006	By:	/s/ PETER S. CASE
		Name:	Peter S. Case
		Title:	Chief Financial Officer, Senior Vice President—Finance and Treasurer