Form 10-K
period 2006-12-31
Crocs, Inc.
filed 2007-04-02
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
Commission File No. 0-51754

CROCS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2164234
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6328 Monarch Park Place
Niwot, Colorado 80503
(303) 848-7000

(Address, including zip code and telephone number, including area code, of Registrant’s of principal executive office)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☒ .

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2006 was $755,762,983. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant and owners of more than 5% of the Registrant’s common stock are assumed to be affiliates of the Registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2007 was 39,909,132.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2007 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2006.

Crocs Inc.
2006 Annual Report on Form 10-K

FORWARD-LOOKING INFORMATION

Throughout this report, references to the “Company,” “we” and “our” refer to Crocs, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Statements in this Form 10-K (or otherwise made by us or on our behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “plans,” or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs and assumptions on which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we may not inform you if they do.

You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A “Risk Factors” of this report. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

PART I

ITEM I. Business

Overview

We are a rapidly growing designer, manufacturer and marketer of footwear for men, women and children under the Crocs brand. All of our footwear products incorporate our proprietary closed-cell resin material, which we believe represents a substantial innovation in footwear comfort and functionality. Our proprietary closed-cell resin, which we refer to as croslite, enables us to produce a soft and lightweight, non-marking, slip- and odor-resistant shoe. These unique properties make our footwear ideal for casual wear, as well as for recreational uses such as boating, hiking, fishing or gardening, and have enabled us to successfully market our products to a broad range of consumers. We have combined the unique properties of croslite with fun colors and innovative designs to provide a new level of comfort, functionality and style in the casual lifestyle footwear category at attractive retail price points ranging from $19.99 to $59.99. In 2007, we acquired substantially all of the assets of Ocean Minded, LLC (“Ocean Minded”), a leading designer and manufacture of high quality leather and EVA (Ethylene Vinyl Acetate) based sandals. In addition to our footwear products, we recently acquired Jibbitz LLC (“Jibbitz”) a unique accessory brand with colorful snap-on products specifically suited for Crocs shoes. We also recently acquired 55 Hockey Products Inc., which operates under the brand name Fury Hockey (“Fury”), a producer and distributor of hockey and lacrosse equipment for adults and children and EXO Italia (“EXO”), an Italian designer and producer of EVA based finished products, primarily for the footwear industry. We also use croslite to manufacture non-branded products that we sell to original equipment manufacturers. We have also introduced several Crocs-branded apparel and accessory items that complement the fun styling, colors, and image of our footwear and that we believe will appeal to a similar demographic base.

Our History

We were organized as a limited liability company in 1999, and began marketing and distributing footwear products in the U.S. under the Crocs brand in November 2002, shortly after completing the modification and improvement of a shoe produced by Foam Creations Inc. (“Foam Creations”), formerly known as Finproject N.A., Inc. The unique characteristics of croslite developed by Foam Creations enabled us to offer consumers an innovative shoe unlike any other footwear model then available. Initially, we targeted our products to water sports enthusiasts, but the comfort and functionality of our products appealed to a more diverse group of consumers who used our footwear in a wide range of activities. To capitalize on the broad appeal of our footwear, we expanded our sales infrastructure, strengthened our senior management team, and developed relationships with a range of retailers in the U.S. through 2003 and 2004. In June 2004, we acquired Foam Creations, including its manufacturing operations, product lines, and rights to the trade secrets for croslite. We converted to a Colorado corporation in January 2005 and reincorporated in Delaware in June 2005.

Since June 2004, we have significantly expanded all aspects of our operations in order to take advantage of what we believe to be an attractive market opportunity. We have substantially increased the depth and breadth of our distribution and currently sell our products in over 11,000 domestic store locations and in over 80 countries worldwide. Additionally, we have expanded our product line to include more than 25 models in a wide variety of colors, color combinations, and patterns.

In December 2006, we acquired Jibbitz, a company that specializes in accessories for Crocs footwear. Jibbitz now features over 900 different stock keeping units, or SKUs, being sold through 4,000 retail accounts in the U.S., Canada, Asia, and Europe. In October 2006, we acquired Fury, which produces and distributes hockey and lacrosse equipment for adults and children and EXO, which designs and produces EVA based finished products.

In February 2007, we acquired Ocean Minded, a designer and manufacture of high quality leather and EVA (Ethylene Vinyl Acetate) based sandals primarily for the beach, adventure and action sports market. Ocean Minded utilizes recycled and recyclable materials whenever possible and is well known in the action sports industry as a leading advocate for environmental awareness and responsibility.

Product Overview

Our primary product line is Crocs-branded footwear for men, women and children, which we first introduced in 2002 with a single model in six colors. We have since expanded our line of footwear to include more than 25 models in a wide variety of colors, color combinations and patterns and a range of sizes, representing over 5,800 SKUs and we intend to continue diversifying our footwear portfolio with new model introductions. In addition to our footwear products, we market a line of Crocs-branded apparel and accessory items that are intended to increase awareness of our brand and our products and have added Jibbitz accessories to our product line, which are specifically suited to snap on to Crocs shoes. To further diversify our product line we added Fury, which produces and distributes hockey and lacrosse equipment, which will be manufactured with croslite beginning in 2007. We also selectively use croslite to manufacture a variety of other non-branded products, such as spa pillows and kayak seats, which are marketed to original equipment manufacturers.

Footwear

A key differentiating feature of our footwear products is croslite, which is uniquely suited for comfort and functionality. We have carefully formulated croslite to be of a density that creates a comfortable shoe with a high coefficient of friction, allowing for slip-resistant, non-marking footwear that is extremely lightweight. For example, our size large Beach model weighs approximately six ounces, which is significantly lighter than more traditional casual footwear products. Croslite softens as it warms to better conform to the wearer’s feet. Croslite is a closed cell resin, which makes them water resistant and virtually odor-free, and allows them to be cleaned simply with water or bleach.

We have combined the unique properties of croslite with designs that are intended to be functional across a broad range of activities. As a result, we believe our products appeal to a wide range of consumers. We introduced Crocs as a footwear brand in the U.S. with the launch of our Beach model in 2002. Based on our initial success, we made refinements to the Beach model and introduced a second generation of footwear that incorporated a broader range of sizing, provided different levels of ventilation for various climates, and offered slightly different styling. We have further broadened our footwear line into new product categories, such as the Athens, a flip-flop with a soft footbed; the Scutes, an open toe sport slide; the Off Road, an evolution of our Beach model with a rugged sole for added traction; the Islander, a deck shoe integrating a base made from croslite with a stitched leather upper, and the Mary Jane, our version of the classic woman’s shoe. We also introduced several other new models in 2006. Additionally, we introduced three footwear models marketed under our Crocs Rx line. These models are designed for consumers who require specialized footwear that provides relief from certain medical conditions.

We entered into an arrangement with Disney in June 2006 under which we introduced a limited edition line of footwear and Jibbtiz charms featuring some of Disney’s most popular characters. This new Disney by Crocs line is targeted towards children and adults, and debuted with special-edition Mickey Mouse die-cut adult Beach and children’s Cayman models. These styles are available in a broad range of two-toned color combinations, including Mickey Mouse’s signature black and red. Other models scheduled to be introduced include an array of unique designs emphasizing the distinctive personalities of Disney’s characters including Mickey and Friends, Winnie the Pooh and Friends, Disney Princesses, Disney Fairies, as well as Pirates of the Caribbean and Disney*Pixar’s Toy Story and Cars. We have entered into licensing agreements to market a line of shoes and Jibbitz charms featuring the names and logos of various universities and colleges. These shoes feature the school colors and are sold on college campuses and through our sales and distribution network. In addition, we have entered into sponsorship and marketing agreements with various colleges and universities, which allow us to advertise in their arenas and stadiums and sell our products on campus and at sporting events.

We currently sell our shoes in an assortment of colors, styles, and sizes to provide consumers and retailers a wide variety of options at suggested retail prices ranging from $19.99 to $59.99. We have designed our shoes to offer a number of beneficial structural features to provide maximum comfort and functionality, such as Italian-designed orthotic heels, built-in arch supports and tarsal bars. We also offer models that are based on either general shoe sizing ranging from XXS through 4XL, or specific shoe sizing ranging from children’s 6-7 through men’s 13. This allows retailers to offer a complete range of sizes or carry a more limited number of SKUs, enabling them to tailor their offerings to their particular clientele and more efficiently allocate limited floor space.

As part of our strategy of expanding into new footwear categories, we are continually designing new footwear using our in-house design team as well as recognized footwear design experts. As part of this strategy, we acquired EXO in 2006,which expanded the capabilities of our in-house design team.

Footwear sales made up 96.5%, 94.4%, and 80.7% of total revenues for the years ended December 31, 2006, 2005, and 2004, respectively.

Apparel and Accessories

We have introduced several Crocs-branded accessory items that complement the fun styling, colors, and image of our footwear and that we believe will appeal to a similar demographic base. We also intend to develop additional Crocs accessories for certain targeted markets. For example, we have developed a line of lightweight, colorful kneepads made from croslite, which we are marketing to gardening retailers and hardware stores. Our strategy is to develop accessory items that benefit from our unique material and complement the market positioning of our Crocs footwear.

As part of our strategy to increase awareness of our brand, we have also introduced a line of branded logo apparel which is complementary to our footwear line and embodies the functional and fun aspects of the Crocs brand. These products include t-shirts, sweatshirts, hats, beanies, and socks, most of which come in various colors and prominently feature the Crocs logo.

In December 2006, we acquired Jibbitz, a company that specializes in accessories for Crocs footwear. Jibbitz is a unique accessory brand with colorful snap-on products specifically suited for Crocs shoes. As of December 31, 2006, more than 900 Jibbitz SKUs were available to consumers for personalizing and customizing their Crocs footwear.

Other Products

Croslite is well suited to a number of other applications and, in many cases, is superior to materials currently used in such applications. Foam Creations, our wholly owned subsidiary, manufactures spa pillows for the home spa market, seats and pads for use in kayaks and canoes, and scuba diving fins as croslite is highly functional for other water sports products. In addition, Fury produces and distributes hockey and lacrosse equipment, which will be manufactured with croslite beginning in 2007. These products employ croslite, but we do not market them under the Crocs brand name.

Sales and Distribution

Financial information regarding our revenues, profits, total assets, and geographic operations appears in note 20 of our consolidated financial statements.

Domestic Sales

In the U.S., we sell our products through over 11,000 domestic retail store locations representing over 4,500 customer accounts. Our footwear is currently sold through traditional retail channels, including specialty footwear stores such as Brown’s Shoe Fit and Journeys, sporting goods and outdoor retailers such as The Sports Authority, Dick’s Sporting Goods, REI, Bass Pro Shops, and West Marine, and department stores, including Dillard’s, Nordstrom, and Von Maur. No customer accounted for more than 10% of our revenues for the year ended December 31, 2006. Our products are also sold through a variety of other specialty channels, including gift shops, bicycle retailers, specialty food retailers, health and beauty stores, catalogs, uniform suppliers, and kiosks.

Our domestic accounts are primarily serviced through our internal sales force, who focus on selling the appropriate mix and quantity of our products to our retail accounts. They ensure our products are displayed effectively at retail locations and educate our retailers about our Crocs brand and the quality of our products. In late 2006, we began transitioning compensation of our internal sales representatives from a commission basis to salary.

International Sales

Outside of the U.S., we sell our products through over 8,000 international retail store locations, including five company-operated retail stores. Our strategy is to sell through a broad range of sporting goods and department stores, as well as through specialty retailers, similar to the retail sales channels we have established in the U.S. We established a direct sales presence in most major foreign markets, rather than relying on distributors, which we believe will improve our margins and allow us to better control our marketing and distribution. As of December 31, 2006, we have established direct sales efforts in 37 countries including, Australia, Austria, the Caribbean, France, Germany, Hong Kong, Japan, the Netherlands, Singapore, and the United Kingdom.

We also use distributors in select foreign markets where we believe such arrangements are preferable to direct sales. In markets where we use third party distributors, these distributors purchase products pursuant to a price list and are granted the right to resell such products in a defined territory, usually a country or group of countries. Our typical distribution agreements have terms of one to four years, are terminable on 60 days’ notice prior to the end of the term or on six months prior notice at any time, and require our distributors to meet a minimum sales threshold. In 2006, all of our distributors exceeded their minimum sales thresholds.

Retail Sales

We are currently expanding our direct sales efforts to consumers. We believe that direct sales provide us with an opportunity to showcase our entire line of footwear, apparel, and accessory offerings, and believe this strategy will serve as an important and effective means to enhance our product and brand awareness. We also believe that our 2006 direct sales initiatives required low levels of capital investment while enabling us to sell our products at retail, rather than wholesale prices, resulting in higher gross margins.

Retail Sites.   As of December 31, 2006, we operated 83 retail kiosks located in malls and other high foot traffic areas. With bright and colorful displays, efficient use of retail space, and limited initial capital investment, we believe that kiosks are an effective outlet for marketing our products. Kiosks enable us to highlight a wide range of our products, more effectively interact with potential consumers, and enhance our brand awareness among both consumers and local retailers. We plan to continue to open and operate additional kiosk sites in select, high foot traffic locations.

Internet.   We currently offer our products domestically and internationally through our website at www.crocs.com and have our European website at www.crocs.eu. Our internet presence enables us to educate consumers about our products and brand. As we expand our international marketing efforts, we intend to create local websites targeting consumers in each major market.

Distribution and Logistics

In July 2005, we engaged Expeditors International of Washington, Inc. (“Expeditors”), a global supply chain management and logistics provider, to operate our warehouse, distribution and fulfillment process for a significant portion of our domestic sales. Expeditors operates a distribution center in Aurora, Colorado through which we distributed a substantial portion of our products in the U.S. We had the use of up to 320,000 square feet of the distribution center to accommodate fluctuations in our inventory. We did not have a long-term contract with Expeditors, and the relationship was terminated in January 2007.

A substantial portion of our products were shipped to Expeditors’ distribution center in Aurora, Colorado during 2006. From there, Expeditors packaged orders and generally shipped by package express or truck to our customers, depending on size of order, customer location, and availability of inventory. Many of our large customers received shipments of footwear directly from the manufacturing facilities. We also engaged Colorado Distribution Group, LLC to provide warehouse and inventory management, and distribution and fulfillment services. Colorado Distribution has leased a 125,000 square foot distribution facility in Denver, Colorado to help perform these services.

In December 2006, we began operating a warehouse and order processing and customer order fullfillment facility in Aurora, Colorado, which has enabled us to terminate our relationship with Expeditors in January 2007 reducing our reliance on third party distribution facilities. Our lease agreement for the facility permits us to use up to 264,000 square feet for our distribution activities and we anticipate that most of our domestic product fullfillment will be managed by this facility during 2007. We have additional company-operated warehouse and fulfillment operations in Canada, China, Italy, Hawaii, Mexico, the Netherlands, New Zealand, Puerto Rico and Singapore, and are developing relationships with third parties in Australia and Japan to provide such services to us. We expanded our company-operated distribution facility in China and entered into a rental arrangement for a 100,000 square foot facility. In addition, we have established a company-operated warehouse facility and customer order facility in Niwot, Colorado, and we are currently processing our internet, accessories, and apparel orders from this facility.

Raw Materials

Our proprietary closed-cell resin, which we refer to as croslite, is the primary raw material used in all of our footwear, some of our accessories, and non-branded products, including spa pillows, and seats and pads for kayaks and canoes. Croslite is also used in our Crocs-branded accessory items, such as our kneepads and will be featured in Fury hockey equipment beginning in 2007. We have formulated croslite to offer a number of unique properties that make our material suitable for a wide range of commercial uses including those mentioned above. Our material is soft and durable and is of a density that provides a high coefficient of friction allowing our material to be slip-resistant and non-marking in addition to being extremely lightweight. Additionally, the closed-cell nature of croslite makes it resistant to the bacteria and fungus that cause shoe and foot odor. We continue to invest in research and development in order to refine our materials to enhance these properties as well as target the development of new properties for specific applications.

Croslite is produced by compounding elastomer resins that we or one of our third party processors purchase from a major chemical manufacturer together with certain other production inputs, such as color dyes. Other than the elastomer resins, all of the raw materials we use to produce croslite are readily available for purchase from multiple suppliers. At this time, we have identified two suppliers that produce the particular elastomer resins used in croslite. However, we may in the future identify and utilize materials produced by other suppliers as an alternative to the elastomer resins we currently use in the production of our proprietary material.

We have historically contracted to have croslite compounded by a third party manufacturer in Italy. We began compounding croslite ourselves in 2006 at our manufacturing facilities in Canada and China. We have also engaged a third-party processor in Canada to compound a portion of our croslite requirements. We engaged a third party in the United States to compound certain subcomponents of croslite. We also developed production capacity at one of our third-party factories in China where the subcomponents are compounded into croslite. We believe that our production strategy, including in-house production, for the compounding of croslite will lower our production costs, reduce the risk of supply shortages from our third party processors and provide us with greater production flexibility to meet changing retail demand. However, we will continue to purchase a portion of our croslite requirements from a third party in accordance with the terms of our supply agreement.

Manufacturing and Sourcing

Our strategy is to maintain a flexible, globally diversified, low-cost manufacturing base. We operate our own production facilities in North America and Italy, and we also contract with third party manufacturers located around the world. We believe our in-house manufacturing capabilities enable us to rapidly make changes to production, providing us with the flexibility to quickly respond to orders for high-demand models and colors throughout the year, while outsourcing allows us to capitalize on the efficiencies and cost benefits of using contract manufacturing. We believe that this production strategy will enable us to continue to minimize our production costs and increase overall operating efficiencies as well as shorten production and development times to better serve our retail customers.

The process for manufacturing our footwear was developed over an eight year period of continual refinement to improve consistency, softness, durability, and yield. Prior to October 2004, all of our footwear was manufactured at Foam Creations’ facility in Quebec City, Canada. In the year ended December 31, 2006, we manufactured approximately 20.5% of our footwear products at our company-

operated manufacturing facilities in Canada, Mexico and Italy. We obtain the remainder of our footwear products from third party manufacturers in China, Italy, Romania and the United States. In the year ended December 31, 2006, our largest supplier in China produced approximately 55.4% of our footwear unit volume. We have a long-term contract with our third party manufacturer in Florida, but do not have written supply agreements with our primary third party manufacturers in China. We intend to further expand our manufacturing capacity at the facilities we operate in Canada and Mexico in 2007. We also expect to open a new manufacturing facility in Brazil in the first half of 2007.

While we are currently dependent on a limited number of third party manufacturers to produce a majority of our footwear products, we have evaluated and qualified over 15 alternative third party manufacturers that have the current ability and capacity to manufacture our footwear products in the event that one or more of our current third party manufacturers were to reduce or cease production of our footwear. For example, to meet the growing demand for our footwear, in August 2005, we engaged a new third party manufacturer capable of commencing production of our footwear products within two months of entering into discussions with us regarding a manufacturing arrangement.

Our manufacturing facility in Quebec City produces our non-footwear products made from croslite, such as kayak seats and spa pillows. We purchase our apparel and accessories from various suppliers that source our products from manufacturers in the U.S., Latin America, and Asia.

Intellectual Property and Trademarks

We rely on a combination of trademark, copyright, trade secret, trade dress, and patent protection to establish, protect, and enforce our intellectual property rights in our product designs, brand, materials, and research and development efforts, although no such methods can afford complete protection.

In the U.S., our patents are generally in effect for up to 20 years from the date of the filing of the patent application. Our trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. Trademarks registered outside of the U.S. generally have a duration of ten years depending on the jurisdiction and are also generally subject to an indefinite number of renewals for a like period on appropriate application. We believe our trademarks are crucial to the successful marketing and sale of our products, and we intend to vigorously prosecute and defend our rights throughout the world.

We consider the formulation of croslite used to produce our products to be a valuable trade secret. Prior to our acquisition of Foam Creations in June 2004, Foam Creations developed the formula for croslite, and we believe that they did not publish or otherwise make the formula available to third parties without the protection of confidentiality or similar agreements. Since the acquisition, we continue to protect the formula by using confidentiality agreements with our third party processors and by requiring our employees who have access to the formula to execute confidentiality agreements or to be bound by similar agreements concerning the protection of our confidential information. Neither we nor Foam Creations have attempted to seek patent protection for the formula but we are not aware of any third party that has independently developed the formula or that otherwise has the right to use the formula in their products other than Finproject, our third party supplier of croslite in Italy. Under the terms of our supply agreement with Finproject, Finproject has certain limited rights to use croslite, which were originally negotiated in connection with our purchase of Foam Creations from Finproject’s parent company. We believe the comfort and utility of our shoes depend on the properties achieved from the compounding of croslite and is a key competitive advantage for us, and we intend to vigorously protect this trade secret.

We also actively combat counterfeiting through monitoring of the global marketplace. We use our employees, sales representatives, distributors, and retailers to police against infringing products by encouraging them to notify us of any suspect products and to assist law enforcement agencies. Our sales representatives are also educated on our patents, pending patents, and trade dress and assist in preventing potentially infringing products from obtaining retail shelf space. The laws of certain countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the U.S., and therefore we may have difficulty obtaining legal protection for our intellectual property in certain jurisdictions.

Seasonality

Due to our significant sales growth since our inception, we cannot assess with certainty the degree to which sales of our footwear products will be subject to seasonality. However, we expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. While we have introduced footwear models that are more suitable for cold weather uses, such as the Endeavor, Georgie, All Terrain, Highland, and Snowmini, we expect demand for our products, and therefore our sales, may continue to be subject to seasonal variations and significantly impacted by weather conditions, as over 76.6% of our total revenues during the year ended December 31, 2006 were attributable to our Beach and Cayman (classic) models and our flip-flops and other open-toed models, which are more suitable for warm weather. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may decrease.

Backlog

As of December 31, 2006, our backlog was approximately $74.6 million compared to $6.7 million as of December 31, 2005. Although orders in the backlog are subject to cancellation by customers, we have not experienced any material levels of cancellation of orders by our customers in the past. For a variety of reasons, including our short operating history, continued growth in customer demand for our products, the addition of new customers in each of our channels, the timing of production and shipments, seasonality, product mix of customer orders, and a shift toward shorter lead times for orders, backlog may not be a reliable measure of future sales for any succeeding period. In addition, our historical cancellation experience may not be indicative of future cancellation rates.

Competition

The global casual footwear and apparel industry is highly competitive. The principal elements of competition in this industry include brand awareness, product functionality, design, quality, pricing, marketing and distribution. We believe that our unique footwear designs, croslite, and our expanding product offering and distribution network position us well in the marketplace. However, some companies in the casual footwear and apparel industry have substantially greater financial, distribution and marketing resources than we have. Furthermore, the unique designs and resulting success of our footwear products have attracted new players in the market with imitation products that are similar to ours, and we face competition from these new market entrants.

Product Design and Development

Our primary goal in product design and development is to create and introduce new and innovative footwear products that combine our standards of comfort, functionality, and style, and enhance the awareness of the Crocs brand. Our footwear product line is designed by a combination of our internal design and development staff supported by outside designers. By introducing outside sources to the design process, we believe we are able to capture a variety of different design perspectives on a cost-efficient basis and anticipate trends more quickly. To expand our internal design capabilities, we acquired EXO, an

Italian company that has been involved in the design of several of our new styles. We are committed to continuing to dedicate significant resources to product design and development to sustain our commitment to innovation, execute on our growth strategy, and support our goal of becoming a well recognized global brand.

We develop footwear models based on what we identify as opportunities in the marketplace. Once a design has been identified and demand in the marketplace has been validated, the designs are then translated into product specifications by our developers and made into prototypes in our facility in Quebec City, Canada or Italy or by one of our third party manufacturers in China. Our designers and developers work closely with each other to develop product prototypes, test and refine products and provide quality assurance throughout the manufacturing process. Our design and development process is highly collaborative as members of the design team frequently meet with our sales and marketing staff, production and supply managers and certain of our retail customers to further refine our products to meet the particular needs of our target market. We continually strive to improve our development function so we can bring products to market quickly and reduce costs while maintaining product quality. We spent $1.8 million, $534,000, and $80,000 in company-sponsored design and development activities for the years ended December 31, 2006, 2005, and 2004, respectively.

Employees

As of December 31, 2006, we employed approximately 2,900 persons, including 1,200 employees in the U.S., 700 employees in Canada, 600 employees in Mexico, 300 employees in Asia, and 100 employees in Europe. Approximately 650 of our U.S. employees are employed on an hourly or part-time basis at our retail kiosk locations. As of December 31, 2006, none of our employees were represented by a union, other than 642 of our Canadian employees who were represented by the Teamsters Union. We believe our relationship with our employees is good.

Public Filings & Corporate Information

Our internet address is www.crocs.com. On our web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. All such filings on our web site are available free of charge. Also available on our web site are the charters of the committees of our board of directors, as well as our corporate governance guidelines and code of ethics; copies of any of these documents will be provided in print to any stockholder who submits a request in writing to Integrated Corporate Relations, 450 Post Road East, Westport, CT 06880.

ITEM 1A.        Risk Factors

If any of the following risks, as well as any risks described elsewhere in this Form 10-K, actually occurs, our business, financial condition or results of operations could suffer. Other risks not presently known to us or not presently thought to be material could also effect our business, our financial condition or results of operations.

We have significantly expanded the nature and scope of our operations over the past two years, and if we fail to manage any future growth effectively we may experience greater difficulty in filling customer orders, declines in product quality, increases in costs or other operating difficulties.

We have significantly expanded the nature and scope of our operations over the past two years, and we anticipate that substantial further expansion will be required to address potential growth in our customer base and new market opportunities. Prior to June 2004, we distributed in the U.S. under our Crocs brand a limited range of footwear products manufactured and sold to us by Foam Creations. In June 2004, we acquired Foam Creations. Since that acquisition, we have expanded our product line to include more than 25 footwear models, and in addition, over the last two years, we expanded from:

•       136 employees at June 30, 2004, to approximately 2,900 employees at December 31, 2006; and

•       $13.5 million in revenues in the year ended December 31, 2004, to $354.7 million in revenues in the year ended December, 2006.

The expansion of the scope and nature of our business and the growth in the number of employees, customers and other third parties with whom we have relationships, and in the number of facilities we use for manufacturing, distribution, and corporate operations, have placed and will continue to place a significant strain on our management and our information systems and resources. To manage growth in our operations, we will need to increase the number of people we employ, upgrade our existing financial and reporting systems as well as improve our business processes and controls. Failure to effectively manage growth could result in greater difficulty in completely filling customer orders, declines in product quality or increases in costs or other production and distribution difficulties, any of which could adversely impact our business performance and operating results.

The popularity of our Crocs footwear may not continue to grow as rapidly as it has in the recent past or may decline, which would have a negative impact on our sales and results of operations.

Our recent growth is substantially attributable to sales of Crocs footwear, which represented approximately 96.5% of our revenues for the year ended December 31, 2006. We expect that footwear will constitute our principal product line for the foreseeable future. The footwear industry is subject to rapidly changing consumer demands and preferences and fashion trends, and our Crocs footwear may not remain popular or we may fail to develop additional models that appeal to consumers. If the popularity of our Crocs footwear declines or does not expand in the future, we may experience, among other things:

•       lower sales;

•       loss of retail customers;

•       excess inventories;

•       inventory markdowns and discounts provided to retailers;

•       deterioration of our brand image; and

•       lower gross and operating margins, as a result of price reductions.

Given the limited history of our Crocs brand, it is especially difficult to evaluate whether our products will hold long-term consumer appeal.

Our current management information systems may not be sufficient for the growth of our business, and planned system improvements may not be successfully implemented on a timely basis or be sufficient for our growing business.

We used approximately $8.7 million of the net proceeds from our initial public offering to upgrade our financial reporting systems and to implement new information technology systems to better track our business, streamline our financial reporting, and improve our internal controls. However, for certain business planning, finance and accounting functions, we still rely on manual processes that are difficult to control and are subject to human error. We may experience difficulties in transitioning to our new or upgraded systems, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, our management information systems will require modification and refinement as we grow and our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems to respond to changes in our business needs, our ability to properly run our business could be adversely affected.

If we are unable to establish and protect our trademarks and other intellectual property rights, we may be unable to use the Crocs name or logo, and competitors may sell products that are substantially similar to our Crocs footwear, or may produce counterfeit versions of our products, and such competing or counterfeit products could divert sales and may damage our brand image.

We believe our trademarks, trade names, copyrights, trade secrets, issued and pending patents, trade dress and designs are valuable and integral to our success and competitive position. From time to time, we have identified competitors selling products that are very similar in design to certain of our Crocs footwear models, and that are manufactured from what may be comparable materials to our products. We believe that some of these products may infringe our intellectual property rights. Given the increased popularity of our Crocs brand, we believe there is a high likelihood that counterfeit products or other products infringing on our intellectual property rights will continue to emerge, seeking to benefit from the consumer demand for Crocs footwear. In order to protect our brand, we may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we are able to do so. In addition, enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, particularly in some foreign countries, which could make it easier for competitors to capture market share. Intellectual property rights may also be unavailable or limited in the United States and some foreign countries. Furthermore, our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. For example, our attempts to register Crocs and our Crocs logo as trademarks have been challenged by a large apparel company, and certain jurisdictions have rejected our attempted registration of our logo as a trademark based upon such challenge and based upon trademarks owned by the same company and at least one other large apparel company. If we are unsuccessful in protecting and enforcing our intellectual property rights, or if we were required to change our name or use a different logo, continued sales of such competing products by third parties could harm our brand and adversely impact our business, financial condition, and results of operations. Similarly, in our enforcement litigation against manufacturers of knock-off products, at least one manufacturer has alleged counterclaims challenging the validity and enforceability of our patents and we expect that other defendants in the litigation may assert similar claims.

We have registered Crocs as a trademark for footwear in Aruba, Australia, the European Union, Israel, Japan, Mexico, Netherlands, Antilles, New Zealand, Panama, and the World Intellectual Property Office. As of December 31, 2006, we have also applied to register Crocs and the Crocs logo as trademarks in 43 jurisdictions around the world, including the U.S., but such applications have not been approved and are currently pending. In addition, we have recently extended the scope of our trademark registrations and applications for both the Crocs mark and logo to cover non-footwear products such as sunglasses, goggles, knee pads, watches, luggage, and some of our internet sales activities. Although we believe that we have applied for trademark registrations in all jurisdictions where we are doing or intend to do business, there is a possibility that we have not applied to register the Crocs mark, the company logos, the individual brand names for our products or our marketing slogans in countries where we will do business in the future, and we have elected not to apply for trademark registrations for some marks in some jurisdictions. Furthermore, we may not obtain trademark registrations in connection with any applications that we do file and trademark protection, whether registered or common law, may not be available in every country in which we offer or intend to offer our products. Failure to adequately protect our trademark rights could damage or even destroy our Crocs brand, expose us to trademark liability and impair our ability to compete effectively. In addition, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

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

We also rely on trade secrets, confidential information, and other unpatented proprietary information related to, among other things, the formulation of croslite and product development, especially where we do not believe patent protection is appropriate or obtainable. Using third party manufacturers may increase the risk of misappropriation of our trade secrets, confidential information and other unpatented proprietary information. The agreements we use to try to protect our intellectual property, confidential information and other unpatented proprietary information may not effectively protect such intellectual property and information and may not be sufficient to prevent unauthorized use or disclosure of such trade secrets and information. A party to one of these agreements may breach the agreement and we may not have adequate remedies for such breach. As a result, our trade secrets, confidential information, and other unpatented proprietary information may become known to others, including our competitors. Furthermore, as with any trade secret, confidential information, or other proprietary information, others, including our competitors, may independently develop or discover such trade secrets and information, which would render them less valuable to us.

We use our own warehouse, distribution, and fulfillment capabilities, and utilize third parties to conduct order fulfillment services for us. Any additional expenses incurred in connection with, or any disruption in the supply of our products that is caused by changes in our logistical infrastructure could adversely affect our business.

In December 2006, we began operating a warehouse and order processing and customer order facility in Aurora, Colorado which has enabled us to move a portion of our distribution and fulfillment capabilities from Expeditors and Colorado Distribution to a company-operated warehouse reducing our reliance on third party distribution facilities. In May 2005, we began operating a warehouse and order processing and customer order facility in Niwot, Colorado that manages all internet, apparel, and accessories orders and shipments. We have established additional company-operated warehouse and fulfillment operations in Canada, China, Italy, Colorado, Hawaii, Mexico, the Netherlands, New Zealand, Puerto Rico, and Singapore, and utilize third parties in Australia and Japan to provide such services to us. In recent periods, our third party vendors and company-operated warehouse, distribution, and fulfillment operations have been unable to entirely satisfy the increased demand for our products. The inability to process and deliver sufficient quantities of our products has prevented us from completely filling in a timely manner orders placed by our customers.

Other possible interruptions which could prohibit us from timely customer deliveries could include the following:

•       Damage or destruction to the warehouse and distribution center used for our products due to fire, earthquake, or any other natural disaster; or

•       Disruptions in commercial shipping channels

In the event that we or a third party are unable to conduct warehousing, distribution, and fulfillment activities in a cost effective, timely, and accurate manner, the distribution of our products may be adversely affected, which could result in harm to our relationships with our retail customers and consumers, a reduction in demand for our products, and additional expenses to us.

Because we depend on third party manufacturers, we may face challenges in maintaining a sufficient supply of goods to meet sales demand, and we may experience interruptions in our supply chain. Any shortfall in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.

In the year ended December 31, 2006, third party manufacturers produced approximately 79.5% of our footwear products as measured by number of units, and one such manufacturer produced approximately 55.4% of our footwear products. Currently, we have footwear manufacturing arrangements with third party manufacturers located in China, Romania and the United States. We depend on these manufacturers’ ability to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over the third party manufacturers, so we may be unable to obtain timely delivery of acceptable products.

In addition, we do not have long-term supply contracts with most of these third party manufacturers, including the third party manufacturer that produced the majority of our footwear products in the year ended December 31, 2006, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third party manufacturers. We may not be able to offset any interruption or decrease in supply of our products by increasing production in our company-operated manufacturing facilities due to capacity constraints, and we may not be able to substitute suitable alternative third party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations.

We manufacture a portion of our Crocs products, and any difficulties or disruptions in our manufacturing operations could adversely affect our sales and results of operations.

In the year ended December 31, 2006, we produced approximately 20.5% of our Crocs footwear production at our company-operated manufacturing facilities in Canada, Mexico, and Italy. The manufacturing of our products from our proprietary closed-cell resin, which we refer to as croslite, requires the use of a complex process, and we may experience difficulty in producing footwear that meets our high quality control standards. We will be required to absorb the costs of manufacturing and disposing of products that do not meet our quality standards. These costs are primarily incurred in connection with the initial production of new products, although we may also experience increases in training costs when we initiate production of new products. Additionally, we may incur increased costs as a result of the introduction of new manufacturing equipment such as molds and injection molding machines. Any increases in our manufacturing costs could adversely impact our margins. Furthermore, our manufacturing capabilities are subject to many of the same risks and challenges noted above with respect to our third party manufacturers, including our ability to scale our production capabilities to meet the needs of our customers, and our manufacturing may be disrupted for reasons beyond our control, including work stoppages, fires, earthquakes, floods, or other natural disasters. Any disruption to our manufacturing operations will hinder our ability to deliver products to our customers in a timely manner, and could have a material and adverse effect on our business.

We continued to invest in our own manufacturing facility in Mexico acquired in April 2005, and subsequently added capacity at our adjacent facility that we leased. The expansion of our company-operated manufacturing capabilities will increase our fixed cost base, and could adversely impact our margins and results of operations in the event our sales decline or do not continue to grow.

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

If we are unable to obtain suitable elastomer resins or if we are unable to procure sufficient quantities of croslite, we may not be able to meet our production requirements in a timely manner. Such failure could result in lost potential sales, delays in shipments to customers, strained relationships with customers, and diminished brand loyalty.

We are dependent on sales of a small number of products and the absence of continued market demand for these products would have a significant adverse effect on our operating results.

We generated approximately 96.5% of our revenues for the year ended December 31, 2006 from sales of our Crocs footwear, which consisted of more than 25 models. Sales of our Beach and Cayman (classics)

models accounted for approximately 62.2% of our footwear revenues in the year ended December 31, 2006. Most of our Crocs footwear models are developed from the same base design as our Beach and Cayman models, and we expect to continue to derive a substantial portion of our revenues from these models or related products in the foreseeable future. Because we are dependent on a line of footwear models that have substantial similarities, factors such as changes in consumer preferences and general market conditions in the footwear industry may have a disproportionately greater impact on us than on our competitors. In addition, other footwear companies have introduced products that are substantially similar to our footwear models, which may reduce sales of our footwear products. In the event that consumer preferences evolve away from our footwear models or from casual lifestyle footwear in general, or our retail customers purchase similar products sold by our competitors, the resulting loss of sales, increase in inventories and discounting of our products are likely to be significant, and this could have a material and adverse impact on our business and operations.

Expanding our Crocs footwear product line may be difficult and expensive, and if we are unable to successfully continue such expansion, our brand may be adversely affected, and we may not achieve our planned sales growth.

Our growth strategy is founded primarily on the continued growth in sales of Crocs footwear, and we intend to continue to expand the number of models offered in our Crocs footwear product line to broaden the appeal of our products to consumers. To successfully expand our footwear product line, we must anticipate, understand, and react to the rapidly changing tastes of consumers and provide appealing merchandise in a timely manner. New footwear models that we introduce may not be successful with consumers or our brand may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, we may not grow as fast as we plan or our sales may decline, and our brand image and operating performance may suffer.

Furthermore, achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general, and administrative expense, and there can be no assurance that we will have the resources necessary to undertake such efforts. Material increases in our selling, general, and administrative expenses could adversely impact our results of operations.

We may also encounter difficulties in producing new Crocs footwear models that we did not anticipate during the development stage. Our development schedules for new products are difficult to predict and are subject to change as a result of shifting priorities in response to consumer preferences and competing products. For example, once we begin to design a new footwear model, it can take six to nine months to progress to full production because of the need to fabricate new molds and to implement modified production tooling and revised manufacturing techniques. If we are not able to efficiently manufacture newly-developed products in quantities sufficient to support retail distribution, we may not be able to recoup our investment in the development of new models and product lines, and we would continue to be subject to the risks inherent in having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new model may depend on our pricing. We have a limited history of introducing new products, and we may set the prices of new models too high for the market to bear. Failure to gain market acceptance for new products that we introduce could impede our growth, reduce our profits, adversely affect the image of our brands, erode our competitive position, and result in long term harm to our business.

Sales of our products are likely to be subject to seasonal variations, which could increase the volatility of the price of our common stock.

The footwear industry generally is characterized by significant seasonality of sales. Due to the growth in sales of our products in the past three years we cannot assess with certainty the degree to which sales of our footwear products will be subject to seasonal variation, but a majority of our footwear is more suited for fair weather use, so we expect some degree of seasonality in the future. In addition, extended periods of unusually cold weather during the spring and summer could reduce demand for our footwear. Seasonal variations in consumer demand may result in fluctuations in our results of operations from quarter to quarter, and the effect of favorable or unfavorable weather on sales may be significant enough to materially affect our quarterly results. Wide variations in our quarterly operating results may increase the volatility of the price of our common stock.

We will incur significant time and expense in documenting, testing and certifying our internal control over financial reporting, and any deficiencies in our financial reporting or internal controls could adversely affect our business and the price of our common stock.

Beginning with our Annual Report on Form 10-K for our fiscal year ending on December 31, 2007, the Securities and Exchange Commission (“SEC”), rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. Our independent auditors will be required, beginning with our Annual Report on Form 10-K for our fiscal year ending on December 31, 2007, to attest to our officers’ assessment of our internal controls. This process generally requires significant documentation of policies, procedures, and systems, review of that documentation by our internal accounting staff and our outside auditors, and testing of our internal control over financial reporting by our internal accounting staff and our outside auditors. Continued documentation and testing of our internal controls will involve considerable time and expense, and may strain our internal resources and have an adverse impact on our costs.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by SEC rules for certification of our internal control over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC any material weaknesses in our system of internal controls. The existence of such material weaknesses would preclude management from concluding that our internal control over financial reporting is effective and would preclude our independent auditors from issuing an unqualified opinion that internal controls are effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal control over financial reporting it may negatively impact our business, results of operations and reputation.

Third parties may claim that we are infringing their intellectual property rights, and such claims may be costly to defend, may require us to pay licensing fees, damages, or other amounts, and may prevent, or otherwise impose limitations on, the manufacture, distribution or sale of our products.

From time to time, third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of the intellectual property rights of others that may cover some of our technology or products. If we are forced to defend against such third party claims, whether or not such claims are resolved in our favor, we could encounter expensive and time consuming litigation, which could divert our management and key personnel from business operations. For example, a company has filed a lawsuit against us claiming that our Aspen model infringed its trademark rights, and that by using the Aspen name and intellectual property we committed acts of false designation of origin, trademark dilution, unfair competition and unfair or deceptive trade practices. We subsequently changed the name of our Aspen model to the Endeavor and entered into a settlement agreement with the company. If we are found to be infringing on the intellectual property rights of other companies, we may be required to pay damages or ongoing royalty payments, or comply with other unfavorable terms. Additionally, if we are found to be infringing on the intellectual property rights of other companies, we may not be able to obtain license agreements on terms acceptable to us, and this may prevent us from manufacturing, marketing or selling our products. Thus, such third party claims may significantly reduce the sales of our products or increase our cost of goods sold. Any such reductions in sales or cost increases could be significant, and could have a material and adverse affect on our business.

Our business could suffer if our third party manufacturers violate labor laws or fail to conform to generally accepted ethical standards.

We require our third party manufacturers to meet our standards for working conditions and other matters before we are willing to place business with them. As a result, we may not always obtain the lowest cost production. Moreover, we do not control our third party manufacturers or their respective labor practices. If one of our third party manufacturers violates generally accepted labor standards by, for example, using forced or indentured labor or child labor, failing to pay compensation in accordance with local law, failing to operate its factories in compliance with local safety regulations, or diverging from other labor practices generally accepted as ethical, we likely would cease dealing with that manufacturer, and we could suffer an interruption in our product supply. In addition, such a manufacturer’s actions could result in negative publicity and may damage our reputation and the value of our brand and discourage retail customers and consumers from buying our products.

If we are unable to recruit and retain key personnel necessary to operate our business, our ability to successfully manage our business and develop and market our products may be harmed.

To expand our business we will need to attract, retain, and motivate highly skilled design, development, management, accounting, sales, merchandising, marketing, and customer service personnel. We plan to hire additional personnel in all areas of our business. Competition for many of these types of personnel is intense. As a result, we may be unable to successfully attract or retain qualified personnel. Additionally, any of our officers or employees can terminate their employment with us at any time, and we do not maintain key person life insurance on any of our employees, including any member of our management team. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

Our financial success may be limited to the strength of our relationships with our retail customers and to the success of such retail customers.

Our financial success is significantly related to the willingness of our retail customers to continue to carry our products, the expansion to new retail customers, and to the success of such customers. We do not have long term contracts with any of our retail customers, and sales to our retail customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our retail customers’ orders in a timely manner, the sales of our products and our relationships with those customers may suffer, and this could have a material adverse effect on our product sales and ability to grow our product line.

In the year ended December 31, 2006, our ten largest retail customers accounted for approximately 26.1% of our revenues. If any of our major retail customers experiences a significant downturn in their business or fails to remain committed to our products or brand, then these customers may reduce or discontinue purchases from us.

Furthermore, many of our retail customers compete with each other, and if they perceive that we are offering their competitors better pricing and support, they may reduce purchases of our products. In addition, we compete directly with our retail customers by selling our products to consumers via the internet and through our company-operated kiosks and stores. If our retail customers believe that our direct sales to consumers divert sales from their stores, this may weaken our relationships with such customers and cause them to reduce purchases of our products.

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

Our competitors include most major athletic and footwear companies, branded apparel companies, and retailers with their own private labels. A number of our competitors:

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

Our competitors’ greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production, and more quickly develop new products. If we fail to compete successfully in the future, our sales and profits may decline, our financial condition may deteriorate, and the market price of our common stock is likely to fall.

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers’ orders, either of which could adversely affect our business.

The footwear industry is subject to cyclical variations and declines in performance, as well as fashion risks, rapid changes in consumer preferences, the effects of weather, general economic conditions, and other factors affecting demand. These factors make it difficult to forecast consumer demand, and if we overestimate demand for our products, we may be forced to liquidate excess inventories at a discount to customers, resulting in markdowns and lower gross margins. Conversely, if we underestimate consumer demand, we could have inventory shortages, which can result in lost potential sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. Moreover, because our product line is limited, we may be disproportionately affected by cyclical downturns in the footwear industry, changes in consumer preferences, and other factors affecting demand, which may make it more difficult for us to accurately forecast our production needs, exacerbating these risks. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our business and results of operations.

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

If we are unable to successfully expand our distribution channels and sell our Crocs-branded products internationally, our business may fail to grow, our brand may suffer, and our results of operations may be adversely impacted.

We conduct, and in the future expect to conduct, a significant portion of our activities outside the U.S., and therefore we are subject to the risks of international commerce.

We use third party manufacturers located in foreign countries, we operate manufacturing facilities located in Canada, Mexico, and Italy and we sell our products to retailers outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks, including the following:

•       tariffs, import and export controls, and other non-tariff barriers such as quotas and local content rules;

•       increased transportation costs due to distance, energy prices, or other factors;

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

•       political unrest, terrorism, or war, any of which can interrupt commerce;

•       expropriation and nationalization;

•       difficulties in managing foreign operations effectively and efficiently from the U.S.; and

•       difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions.

Furthermore, our manufacturing activity outside of the U.S., including the production of our products by third party manufacturers, is subject to risks of poor infrastructure, shortages of equipment, and labor unrest, in addition to those risks noted above. Once our products are manufactured, we may also suffer delays in distributing our products due to work stoppages, strikes, or lockouts at the ports where our products arrive. Such labor disruptions could result in product shortages and delays in distributing our products to retailers. These factors and the failure to properly respond to them could make it difficult to obtain adequate supplies of quality products when we need them, resulting in reduced sales and harm to our business.

In addition, during 2005, we generated approximately $8.1 million, or 7.5% of our revenues outside of the U.S., and in the year ended December 31, 2006, we generated approximately $112.5 million, or 31.7% of our revenues outside of the U.S., and we expect to expand our international sales and marketing operations in the future. Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations, as noted above, as well as the difficulties associated with promoting products in unfamiliar cultures.

Acquisitions may be difficult to identify and successfully integrate into our business and could have other adverse consequences.

We have made, and may in the future make, acquisitions of, or investments in, other companies. For example, in June 2004, we acquired Foam Creations; in October 2006, we acquired Fury and EXO, in December 2006, we acquired Jibbitz, and in February 2007, we acquired Ocean Minded. We expect to consider other opportunities to acquire or make investments in other businesses and products that could enhance our manufacturing capabilities, complement our current products or expand the breadth of our markets or customer base. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In the event we finance acquisitions by issuing equity or convertible debt securities, our stockholders may be diluted.

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

We purchase products and supplies from third parties in U.S. dollars and receive payments from certain of our international customers in foreign currencies. The cost of these products and supplies sourced overseas, and payments received from customers, may be affected by changes in the value of the relevant currencies. Price increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have a material adverse effect on our results of operations and financial condition. We intend to use derivative instruments and engage in hedging activities beginning in 2007.

We can issue shares of preferred stock without stockholder approval, which could adversely affect the rights of common stockholders.

Our restated certificate of incorporation permits us to establish the rights, privileges, preferences, and restrictions, including voting rights, of future series of our preferred stock and to issue such stock without approval from our stockholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that we may issue in the future. In addition, we could issue preferred stock to prevent a change in control of our company, depriving common stockholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

Our restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of an investment in our stock.

Our restated certificate of incorporation, amended and restated bylaws, and Delaware corporate law each contain provisions that could delay, defer, or prevent a change in control of our company or changes in our management. Among other things, these provisions:

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

•       establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•       classify our board of directors so that only some of our directors are elected each year.

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

ITEM 1B.       Unresolved Staff Comments

Not Applicable.

ITEM 2.                Properties

Our principal executive and administrative offices and internet distribution center are located at 6328 Monarch Park Place, Niwot, Colorado. We also operate a 264,000 square foot warehouse and distribution facility in Aurora, Colorado, a 76,000 square foot manufacturing facility in Quebec City, Canada, a 115,000 square foot manufacturing facility in Purísima del Rincón, Mexico, a 100,000 square foot distribution facility in Shenzhen, China, a 10,000 square foot administrative office and distribution center in Boulder, Colorado, a 28,000 square foot administrative office and manufacturing facility in Padova, Italy, 117,000 square feet warehouses in Rijswijk, the Netherlands, and a 162,000 square foot warehouse in Rotterdam, the Netherlands. We lease, rather than own, all of our facilities. We consider our facilities to be suitable for our needs.

The general location, use and approximate size of our principal properties are given below:

Location	Use	Approximate Square Feet
Niwot, Colorado	Corporate offices/warehouse	86,000
Aurora, Colorado	Warehouse	264,000
Boulder, Colorado	Jibbitz’s office/warehouse	10,000
Purísima del Rincón, Mexico	Manufacturing facility	115,000
Quebec City, Canada	Manufacturing facility	76,000
Shenzhen, China	Distribution facility	100,000
Padova, Italy	EXO’s office/manufacturing facility	28,000
Rijswijk, the Netherlands	Warehouses	117,000
Rotterdam, the Netherlands	Warehouse	162,000

We also maintain small branch sales offices in Hong Kong, Tokyo, Melbourne, Singapore and The Hague. All of these sales offices are leased. We enter into short-term leases for kiosks domestically and internationally with fixed monthly rents subject to certain covenants with contingent rents based on percentage of revenues. We also lease retail space at two domestic and five international retail stores. Our leases for our retail stores expire through July 2026.

ITEM 3.                Legal Proceedings

In January 2005, our direct subsidiary Foam Creations filed a lawsuit against Holey Soles Holdings Ltd. (“Holey Soles”) in the Federal Court of Canada, Trial Division (at Toronto, Ontario). The complaint alleges trademark and copyright infringement relating to the design of some of our shoe models. We are seeking a permanent injunction with respect to any further acts of infringement on our intellectual property, as well as damages and attorneys’ fees. This action is still pending.

In August 2005, Holey Soles filed a lawsuit against us in the United States District Court for the Southern District of New York. Holey Soles seeks a declaratory judgment that we do not have any valid copyright or trade dress rights with respect to the design of our footwear. In addition, Holey Soles seeks a declaratory judgment that the manufacture, sale and distribution of its footwear products does not constitute unfair competition and does not infringe on our copyrights or trade dress rights. On our motion, the action has been transferred to the United States District of Colorado where it has been stayed pending the outcome of The International Trade Commission (“ITC”) Investigation No. 337-TA-567 discussed below. We do not expect the ultimate resolution of this matter will have a material adverse impact on our business.

On March 31, 2006, we filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. The utility and design patents asserted in the complaint were issued to us on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng’s Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge issued an Initial Determination of non-infringement related to one of the patents at issue. Crocs filed a petition with the Commission to review this determination. The Commission granted us a petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ’s determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission’s order. On February 22, 2007, the ALJ issued an order scheduling an administrative trial on all issues, which had previously been postponed, for January 14, 2008. On March 1, 2007 we petitioned the Commission to review the ALJ’s scheduling order and set an earlier trial date.

On April 3, 2006, we filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10. The utility and design patents asserted in the complaint were issued to us on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. We have entered into a settlement agreement with Australia Unlimited, Inc., and on January 25, 2007 have filed a stipulation for dismissal of all claims and counterclaims. We have entered into a settlement agreement with D. Myers & Sons, Inc. and plan to file a consent judgment with the court related to D. Myers & Sons, Inc. We do not expect the ultimate resolution of this matter will have a material adverse impact on our business.

On January 29, 2007, we filed an action in Colorado District Court, Boulder County, alleging breach of contract by Australia Unlimited. We allege Australia Unlimited breached the settlement agreement from the prior litigation by introducing a new shoe design not approved by us. We obtained a temporary restraining order enjoining Australia Unlimited sale of the new shoe; however, our motion for preliminary injunction was denied. Australia Unlimited removed the case to federal court, Case No. 07CV00221, and alleged a counterclaim for breach of contract and that it is entitled to recover damages for the time that the temporary restraining order was in effect.

Although we are subject to other litigation from time to time in the ordinary course of business, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business.

ITEM 4.                Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on October 30, 2006 the following matters were submitted to a vote:

1.                Election of two Class I directors to serve for a three year term expiring at the 2009 annual meeting of stockholders:

	In Favor	Withheld
Ronald L. Frasch	22,967,515	292,740
Marie Holman-Rao	22,621,003	639,252

Our continuing directors are Ronald R. Snyder (Class III), Raymond D. Croghan (Class II), Michael E. Marks (Class II), Richard L. Sharp (Class II), and Thomas J. Smach (Class III).

2.                Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2006:

Affirmative votes	23,237,982
Negative votes	13,859
Abstain	8,413
Non-votes	1

PART II

ITEM 5.                Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001, has been listed on the Nasdaq Global Select Market (formerly the Nasdaq National Market) under the stock symbol “CROX” since February 8, 2006, the date our shares began to trade publicly. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our common stock on the Nasdaq Global Select Market.

Fiscal Year 2006 Quarters Ended	High	Low
March 31, 2006	$32.50	$20.32
June 30, 2006	37.00	21.56
September 30, 2006	35.05	22.65
December 31, 2006	50.25	31.66

Performance Graph

The following performance graph compares the cumulative total return of our common shares with that of the Nasdaq Composite Index and the Dow Jones US Footwear Index from February 8, 2006 (the date our common shares began to trade publicly) through December 31, 2006. The graph assumes that the value of the investment was $100 on February 8, 2006 and all dividends and other distributions were reinvested. The comparisons in this graph are provided in accordance with SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of our common shares.

Comparison of Cumulative Total Return on Investment

*                    $100 invested at the opening price of our common stock on 2/8/06.

Holders

The approximate number of stockholders of record of our common stock was 280 as of February 28, 2007. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with covenants under any existing financing agreements, which may restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Use of Proceeds from Sales of Registered Securities

On February 13, 2006, we closed an initial public offering of 11,385,000 shares of common stock. Of these shares, 4,950,000 were newly issued shares sold by us and 6,435,000 were existing shares sold by certain selling stockholders, including 1,485,000 shares pursuant to an exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-127526), which the SEC declared effective on February 8, 2006. Piper Jaffrey & Co. and Thomas Weisel Partners, LLC acted as managing underwriters.

The public offering price was $21.00 per share and $239.1 million in the aggregate. Underwriting discounts and commissions were $1.42 per share and $16.2 million in the aggregate. Proceeds, before expenses, to us were $19.58 per share and $96.9 million in the aggregate. Proceeds, before expenses, to the selling stockholders were $19.58 per share and $126.0 million in the aggregate.

We did not receive any of the proceeds from the sale of shares by selling stockholders or on any exercise of the underwriters’ over-allotment option. The net proceeds received by us in the offering were $94.5 million as follows:

Aggregate offering proceeds to us	$104.0 million
Underwriting discounts and commissions	7.0 million
Other expenses	2.5 million
Total expenses	9.5 million
Net proceeds to us	$94.5 million

We used approximately $14.1 million of the proceeds from the offering to repay all amounts outstanding under our revolving credit facility and Canadian bank loans, $8.7 million to expand and upgrade our existing information technology systems, $23.8 million for capital expenditures and $15.4 million for acquisitions and the remaining proceeds for the continual development of our global infrastructure, facility upgrades, working capital, and other general corporate purposes.

ITEM 6. Selected Financial Data

The following table presents selected historical financial data of Crocs, Inc. and its subsidiaries for each of the years in the five-year period ended December 31, 2006. This data was derived from our audited consolidated financial statements and reflects our operations and financial position at the dates and for the periods indicated, with the exception of the summary financial data presented below under the heading “Consolidated Balance Sheet Data” as of and for the year ended December 31, 2002, which was derived from our unaudited consolidated financial statements. The information in this table should be read with the consolidated financial statements and accompanying notes and other financial data included herein.

	Year Ended December 31,
	2006	2005(1)	2004(2)	2003	2002
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data
Revenues	$354,728	$108,581	$13,520	$1,165	$24
Cost of sales	154,158	47,773	7,162	891	16
Gross profit	200,570	60,808	6,358	274	8
Selling, general and administrative expenses	105,224	33,916	7,929	1,471	453
Income (loss) from operations	95,346	26,892	(1,571)	(1,197)	(445)
Interest expense	567	611	47	3	—
Other (income) expenses—net	(1,847)	(8)	19	—	—
Income (loss) before income taxes	96,626	26,289	(1,637)	(1,200)	(445)
Income tax expense (benefit)(2)	32,209	9,317	(143)	—	—
Net income (loss)	64,417	16,972	(1,494)	(1,200)	(445)
Dividend on redeemable convertible preferred shares(3)	33	275	142	—	—
Net income (loss) attributable to common stockholders	$64,384	$16,697	$(1,636)	$(1,200)	$(445)
Income (loss) per common share:
Basic	$1.73	$0.51	$(0.07)	$(0.06)	$(0.05)
Diluted	$1.61	$0.51	$(0.07)	$(0.06)	$(0.05)
Weighted average common shares:
Basic	37,229,200	25,493,577	24,641,953	20,855,385	8,288,710
Diluted	40,085,256	33,570,000	24,641,953	20,855,385	8,288,710

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheets Data
Cash, cash equivalents, and marketable securities	$67,871	$4,787	$1,054	$326	$73
Total assets	299,457	78,032	16,224	1,304	454
Long term obligations	3,290	5,513	3,660	400	—
Redeemable common shares	—	1,800	1,800	1,800	—
Redeemable convertible preferred stock	—	5,500	5,500	—	—
Total stockholders’ equity (deficit)	208,258	18,914	(3,591)	(1,642)	389

(1)          On January 4, 2005, we converted from a limited liability company to a taxable corporation. For the tax years beginning on January 1, 2005 and afterward, we are subject to corporate-level U.S. federal, state and foreign income taxes. The statement of operations for the year ended December 31, 2005 reflects a one-time income tax benefit of $797,000 to record the net deferred tax assets at the date of conversion.

(2)          The income tax benefit recognized in 2004 represents the tax benefit recognized by Foam Creations subsequent to its acquisition.

(3)          Dividends accrued in 2004 were paid to holders of our Class C convertible preferred membership units. Our Class C membership units were converted into shares of our Series A preferred stock in connection with our conversion from a limited liability company to a corporation on January 4, 2005.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as “may,” “will,” “expect”, “believe,” “anticipate,” intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking statements. These forward-looking statements include statements in this Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations.” Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.

Overview

We are a rapidly growing designer, manufacturer, and marketer of footwear for men, women, and children. All of our footwear products incorporate croslite, which enables us to produce a soft and lightweight, non-marking, slip- and odor-resistant shoe that retails at attractive price points ranging from $19.99 to $59.99. In addition to our footwear products, we recently acquired Jibbitz a unique accessory brand with colorful snap-on products specifically suited for Crocs shoes and introduced a line of Crocs-branded apparel and accessory items. We also recently acquired Fury, which produces and distributes hockey and lacrosse equipment for adults and children, and EXO, a Italian designer and producer of EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry. In January 2007, we acquired substantially all of the assets of Ocean Minded, a leading designer and manufacture of high quality leather and EVA based sandals primarily for the beach, adventure and action sports market. We also use croslite to manufacture non-branded products that we sell to original equipment manufacturers.

We currently sell our Crocs-branded products throughout the U.S. and in over 80 countries worldwide. Outside the U.S., we sell our products directly to retailers or through distributors where we believe they offer a preferable alternative to direct sales. We also sell directly to consumers through our website and our company-operated kiosks and retail stores. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels in the U.S., including traditional footwear retailers as well as a variety of specialty channels. As of December 31, 2006, our retail customer base in the U.S. included over 11,000 sales locations selling our products.

We have achieved significant growth since our inception, driven largely by the popularity of our footwear products and our ability to significantly expand the breadth and depth of our distribution network. For the year ended December 31, 2006, we recorded revenues of $354.7 million and net income of $64.4 million, compared to $108.6 million of revenues and net income of $17.0 million for the year ended December 31, 2005. We have achieved strong gross profit margins on sales of our Crocs footwear. For the year ended December 31, 2006, our gross profit was $200.6 million, or 56.5% of revenues, compared to $60.8 million, or 56.0% of revenues, for the year ended December 31, 2005. We believe a number of factors have contributed to our ability to achieve gross profit margins at these levels. Generally, we have not discounted the sale price of our Crocs footwear due to high levels of demand for our products.

Additionally, our use of third party manufacturers as well as company-operated manufacturing facilities has allowed us to maintain a relatively low cost structure while enabling us to achieve significant production flexibility.

We currently manufacture some of our footwear products and accessories, and all non-branded products for original equipment manufacturers at Foam Creations’ facility in Quebec City, Canada. We also manufacture our footwear products at our company-owned and operated facilities located in Mexico and Italy. In addition, we contract with third party manufacturers in China, Romania and the United States for the production of our footwear products and accessories. We believe our in-house production capabilities enable us to make rapid changes to manufacturing schedules and provide us the flexibility to quickly ship in-demand models and colors, while outsourcing allows us to lower our capital investment and retain the cost-effectiveness of using third party manufacturing.

On February 13, 2006, we completed an initial public offering of our common stock in which we sold 4,950,000 shares and our selling shareholders sold 6,435,000 shares. Our net proceeds from the offering totaled approximately $94.5 million, after payment of underwriters’ commissions and offering expenses. We used the net proceeds from the offering to repay all amounts outstanding under our amended and restated credit facility and amounts outstanding under Foam Creations loans from the National Bank of Canada and for capital expenditures related to increasing our manufacturing capacity and infrastructure improvements as well as to develop our international operations and increase our marketing activities. We did not receive any of the proceeds from the sale of shares of our common stock by the selling shareholders.

In August 2006, we completed a secondary offering of our common stock in which existing stockholders, including certain members of the Company’s management, sold 8,290,000 shares. We did not receive any proceeds from the sale of the shares sold in the offering. We incurred expenses from the offering.

General

Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. Because we use both internal manufacturing and contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our own facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third party manufacturers. Cost of sales also includes the cost to transport these products to our facilities and all warehouse and outbound freight expenses. Our selling, general and administrative expense consists primarily of selling, marketing, wages and related payroll and employee benefit costs, travel and insurance expenses, depreciation, amortization, professional fees, facility expenses, bank charges and non-cash charges for stock-based compensation.

We were initially organized as a limited liability company and until January 4, 2005 were treated as a partnership for U.S. federal and state income tax purposes for each of the tax years ended December 31, 2003 and 2004. Under U.S. tax law, partnerships are treated as pass-through entities and are not subject to direct taxation. However, partners are subject to income tax on their allocable share of the partnership’s income. On January 4, 2005, we converted from a limited liability company to a taxable corporation. For tax years beginning on January 1, 2005 and afterward, we have been subject to corporate-level U.S. federal, state and foreign income taxes.

Factors Affecting Comparability

Set forth below are selected factors that we believe have had, or are expected to have, a significant affect on the comparability of recent or future results of operations:

Stock-Based Compensation Expenses

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

We adopted SFAS 123R effective as of January 1, 2006 using the prospective method for option grants and restricted stock issued prior to August 15, 2005, which was the date we filed our initial Registration Statement on Form S-1 in connection with our initial public offering and the modified prospective method for option grants issued after August 15, 2005. The adoption of the SFAS 123R fair-value-based method had a significant impact on our results of operations, although it will have no impact on our overall cash flow. The effect of applying SFAS 123R for the year ending December 31, 2006 was a decrease of $5.4 million of pre-tax income. We recognized additional stock-based compensation expense in 2006 based on the fair value of any share based payments made in 2006. The amount of compensation expense recognized depends on numerous factors and estimates, including the number and vesting period of option grants, the publicly traded price of our common stock, estimated volatility of the stock price, estimates of the timing and volume of exercises and forfeitures of the options, and fluctuations in future interest and income tax rates.

Effects of Initial Public Offering

In February 2006, we completed an initial public offering of our common stock. As a part of the initial public offering, we issued 4,950,000 shares of our common stock and received net proceeds of approximately $94.5 million. In connection with the initial public offering, all of our then-outstanding shares of redeemable convertible preferred stock, which was not included in stockholders’ equity in our balance sheet, converted into 7,452,492 shares of our common stock, of which a portion was sold in our initial public offering, and accrued dividends aggregating $171,000 were paid with a portion of our net proceeds from the offering. In addition, the put options on our redeemable shares of common stock terminated and such shares were also not previously included in stockholders’ equity in our balance sheet. Therefore, the immediate result of our initial public offering was a significant increase in cash and stockholders’ equity on our balance sheet, and the elimination of the accrual of dividends on the preferred stock. In addition, our common stock outstanding increased significantly because of the conversion of the preferred stock, the termination of the put options on the redeemable shares of common stock and our issuance of shares of common stock. As a result, the basis for the calculation of net income per share on both a basic and diluted basis has changed significantly.

Acquisitions

In September 2006 we entered into an endorsement agreement with Jibbitz providing that we would publicly endorse the products of Jibbitz and license to Jibbitz certain Company trademarks. We allowed Jibbitz to access our network of distribution and retailers as well as utilize our warehousing and logistics infrastructure. We acquired Jibbitz on December 1, 2006 with an aggregate purchase price of $13.5 million, which included $109,000 in costs related to the acquisition. The cash purchase price is subject to adjustment based on the closing date balance sheet of Jibbitz, to be agreed on by both parties in the second quarter of 2007. The consolidated financial statements referred to in this report reflect the acquisition of Jibbitz as of December 1, 2006, the date of acquisition.

In October 2006, we acquired for $1.5 million and €6.0 million (approximately $7.5 million), Fury and EXO, respectively, as part of the Company’s effort to expand into new markets and expand our internal design capabilities. The consolidated financial statements referred to in this report reflect the acquisitions of Fury and EXO as of the date of acquisition.

Results of Operations

Comparison of the Years Ended December 31, 2006 and 2005

Revenues.   Revenues increased 226.6%, or $246.1 million, to $354.7 million, in the year ended December 31, 2006, from $108.6 million in the year ended December 31, 2005. This increase was primarily a result of significantly higher unit sales of our footwear products. The higher unit sales resulted from an increase in the number of retail stores selling our products, additional sales resulting from new product offerings, stronger sales to our existing wholesale customers and increases in sales at retail locations owned by us and through our webstore. In addition, our revenues from sales outside of the United States were $112.5 million for the year ended December 31, 2006, compared to $8.1 million in the year ended December 31, 2005. We expect our sales to continue to grow as we enter new domestic and international markets and introduce new products.

Gross profit.   Gross profit increased 229.9%, or $139.8 million, to $200.6 million, in the year ended December 31, 2006, from $60.8 million in the year ended December 31, 2005 due primarily to higher revenues. Our gross profit margin improved to 56.5% in the year ended December 31, 2006, from 56.0% in the year ended December 31, 2005. We do not consider this to be a material change. During 2006, we increased the percentage of orders shipped factory direct reducing average order fulfillment costs. This increase was partially offset by a decrease in margin related to product mix.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased 210.3% or $71.3 million, to $105.2 million in the year ended December 31, 2006, from $33.9 million in the year ended December 31, 2005. This increase was primarily a result of higher costs associated with increased sales volumes, including an increase in selling and marketing expenses of $10 million, increases in personnel expenses of $40.9 million due to our growth and expanding operations. In addition, professional and consulting fees increased approximately $14.5 million, primarily as a result of increased legal fees related to our secondary offering and defending our intellectual property, accounting, contract labor and consultants. In addition, stock-based compensation expense was $10.3 million for the year ended December 31, 2006, compared to $4.8 million for the year ended December 31, 2005. As a percentage of revenues, selling, general and administrative expense decreased to 29.7% in the year ended December 31, 2006, from 31.2% in the year ended December 31, 2005, primarily due to the effect of the improved leverage of operating expenses resulting from higher sales.

Interest expense.   Interest expense was $567,000 in the year ended December 31, 2006, compared to $611,000 in the year ended December 31, 2005. Interest expense decreased due to our use of a portion of the proceeds from our initial public offering to retire bank loans. This debt retirement led to a decrease in average borrowings outstanding on our line of credit and long term debt during the year ended December 31, 2006 compared to average borrowings outstanding under those arrangements during the year ended December 31, 2005.

Other income/expense, net.   Other income was $1.8 million in the year ended December 31, 2006, compared to income of $8,000 in the year ended December 31, 2005. The increase resulted from an increase in interest income related to an increase in interest bearing cash and cash equivalents and short-term investments resulting from proceeds received upon completion of our initial public offering in February 2006.

Income tax expense.   In the year ended December 31, 2006, income tax expense was $32.2 million, representing an effective income tax rate of 33.3%, compared to income tax expense of $9.3 million in the year ended December 31, 2005, representing an effective income tax rate of 35.4%. The decrease relates primarily to an increase in the pre-tax earnings in jurisdictions with lower relative income tax rates as a percentage of total pre-tax earnings.

Dividends on redeemable convertible preferred stock.   Dividends on our outstanding redeemable convertible preferred stock were $33,000 for the year ended December 31, 2006 compared to $275,000 for the year ended December 31, 2005. Our Class C membership units, issued in June 2004, had preferred liquidation and dividend rights. In connection with our conversion from a limited liability company to a corporation, our Class C membership units converted into shares of our Series A preferred stock. Our Series A preferred stock provided for a dividend at the rate of five percent per annum on the initial investment amount per share. All of our Series A preferred stock converted into shares of our common stock in connection with the closing of the initial public offering on February 13, 2006.

Comparison of the Years Ended December 31, 2005 and 2004

Revenues.   Revenues increased $95.1 million, to $108.6 million, in the year ended December 31, 2005, from $13.5 million in the year ended December 31, 2004. This increase was primarily a result of significantly higher unit sales of our footwear products, which increased to 6.0 million pairs for the year ended December 31, 2005, from 649,000 pairs for the year ended December 31, 2004. The higher unit sales resulted from an increase to 8,000 retail stores domestically and internationally selling our products and stronger sales to our existing customers. During the year ended December 31, 2005, our results included revenues of $5.2 million from sales by Foam Creations. Revenues from sales by Foam Creations that were included in our results of operations for the date of acquisition to December 31, 2004 were $2.7 million. In addition, our revenues from sales outside of the United States were $8.1 million in the year ended December 31, 2005.

Gross profit.   Gross profit increased $54.4 million, to $60.8 million, in the year ended December 31, 2005, from $6.4 million in the year ended December 31, 2004. Our gross profit margin improved to 56.0% in the year ended December 31, 2005, from 47.0% in the year ended December 31, 2004. The increase in gross profit margin was primarily due to lower unit costs resulting from the addition of a third party manufacturer located in China, partially offset by higher freight and duty costs, from which we did not obtain footwear products in the year ended December 31, 2004.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $26.0 million, to $33.9 million in the year ended December 31, 2005, from $7.9 million in the year ended December 31, 2004. This increase was primarily a result of higher costs associated with increased sales volumes, including an increase in selling and marketing expenses of $6.9 million, increases in personnel expenses of $7.4 million. In addition, professional and consulting fees increased approximately $2.5 million, primarily as a result of increased legal fees, as well as settlement costs with consultants. In addition, stock-based compensation expense was $4.8 million for the year ended December 31, 2005, compared to $1.8 million for the year ended December 31, 2004. As a percentage of revenues, selling, general and administrative expenses decreased to 31.2% in the year ended December 31, 2005, from 58.6% in the year ended December 31, 2004, primarily due to substantially higher revenues in 2005.

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

Dividends on redeemable convertible preferred stock.   Dividends on our outstanding redeemable convertible preferred stock were $275,000 for the year ended December 31, 2005 compared to $142,000 for the year ended December 31, 2004. Our Class C membership units, issued in June 2004, had preferred liquidation and dividend rights. In connection with our conversion from a limited liability company to a corporation, our Class C membership units converted into shares of our Series A preferred stock. Our Series A preferred stock provided for a dividend at the rate of five percent per annum on the initial investment amount per share. All of our Series A preferred stock converted into shares of our common stock in connection with the closing of the initial public offering on February 13, 2006.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures and acquisitions. Other principal uses of cash have been for the distribution in April 2005 of $3.0 million in cash to the members of our predecessor limited liability company pursuant to its operating agreement, for the purchase of our manufacturing operation in Mexico and associated operating assets in April 2005 for approximately $1.3 million, and for capital expenditures to increase manufacturing capacity and improve our global infrastructure. Prior to our initial public offering, we generally financed these needs through sales of our securities, borrowings under our credit facility and cash provided by operating activities.

As of December 31, 2006, we had $67.9 million in cash and cash equivalents, restricted cash and short-term investments compared to $4.8 million as of December 31, 2005. The increase in cash and cash equivalents reflects the completion of our initial public offering of our common stock in February 2006 whereby we received proceeds of $94.5 million, net of underwriters’ fees and commissions and related offering costs of $2.5 million. To date, we have used $14.1 million of the net proceeds from the offering to pay down our revolving line of credit and long-term debt, $23.8 million of the net proceeds for capital expenditures related to increasing our manufacturing capacity and improving our infrastructure, $8.7 million to expand and upgrade our existing information technology systems and $15.4 million for acquisitions, net of cash received. We intend to use the remaining net proceeds for the continual development of our global infrastructure, facility upgrades, working capital, and other general corporate purposes. In addition, we may use a portion of the remaining proceeds to acquire products or businesses that are complimentary to our own.

The significant components of our working capital are cash, accounts receivable and inventory, reduced by accounts payable and accrued expenses. Capital requirements related to manufacturing include compounding and injection molding equipment for facilities we operate, as well as footwear molds used in facilities operated by us or purchased for our third-party manufacturers.

Cash provided by, or used in, operating activities consists primarily of net income or net loss adjusted for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and for the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2006 was $12.3 million, primarily related to net income of $64.4 million plus non-cash items of depreciation and amortization of $8.1 million and share-based compensation expense of $10.3 million, which was offset by increases in working capital resulting from increases in accounts receivable of $44.0 million, inventory of $55.0 million, and a increase in accounts payable and accrued expenses and other liabilities of $53.8 million. Cash provided by operating activities in the year ended December 31, 2005 was $10.5 million and was primarily related to net income of $17.0 million plus non-cash items of depreciation and amortization of $3.3 million and share-based compensation expense of $4.8 million, partially offset by increases in working capital resulting from significant increases in prepaid expenses and other assets of $3.5 million, inventory of $26.0 million and accounts receivable of $14.7 million offset by increases in accounts payable of $17.7 million and accrued expenses and other liabilities of $14.0 million, all related to our sales growth and expanded operations.

Cash used in investing activities for the year ended December 31, 2006 was $69.5 million, which was related to the net purchases of investments of $22.3 million, capital expenditures for molds, machinery and equipment of $23.8 million and $5.2 million related to the upgrade and expansion of our information technology systems. Cash used in investing activities for the year ended December 31, 2005 was $12.2 million, which was related to capital expenditures for molds, machinery and equipment of $11.5 million and $636,000 related to the acquisition of a non-compete agreement.

Cash provided by financing activities was $94.6 million for the year ended December 31, 2006 compared to cash provided by financing activities of $5.5 million for the year ended December 31, 2005. The $89.1 million increase in cash provided by financing activities primarily resulted from the completion of the initial public offering of our common stock whereby we received net proceeds of $94.5 million, after deducting underwriting discounts and commissions and offering costs of $2.5 million, all partially offset by the repayment of borrowings on our line of credit and long term debt of $14.1 million.

On April 8, 2005 we entered into a $5.0 million secured revolving credit facility, and on October 26, 2005 we amended and restated the credit facility increasing the amount available under this credit facility to $20.0 million. The effective annual interest rate, on borrowings outstanding under the credit facility was 7.25% as of December 31, 2005. Our obligations under the revolving credit facility were secured by substantially all of our property, including, among other things, our accounts receivable, inventory, equipment and fixtures. The credit facility also contained financial covenants that required us to meet a specified consolidated fixed charge coverage ratio and specified levels of consolidated EBITDA. The credit facility was subject to an early termination fee of 1% if we terminated the facility on or prior to October 26, 2006. In February 2006, we terminated the credit facility and repaid all amounts outstanding under the credit facility, together with accrued interest thereon, with a portion of the proceeds from our initial public offering, and we are no longer able to borrow against the facility.

We have considered our anticipated operating cash flows in 2007, cash and cash equivalents, marketable securities, and access to capital markets and believes that these are sufficient to fund our operating needs, including commitments and contingencies, capital and investing commitments for at least the next twelve months. Any future acquisitions or other similar transactions may require additional capital. There can be no assurance that any such capital will be available to us on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of December 31, 2006 and the periods in which payments are due (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Additional Purchase Price related to EXO	2,890	2,890	—	—	—
Capital Lease Obligations	639	519	120	—	—
Operating Lease Obligations	29,022	6,380	12,073	9,209	1,360
Corporate Sponsorship	8,400	4,200	4,200
Purchase obligations	525	525	—	—	—
Contractual severance commitment	336	168	168	—	—
Total	41,812	14,682	16,561	9,209	1,360

Excluded from the table above is the contingent cash purchase price of up to $10.0 million for Jibbitz, related to the earn-out provisions of the agreement, see note 3 in the consolidated financial statements for further discussion.

Seasonality

Due to our significant sales growth since our inception, we cannot assess with certainty the degree to which sales of our footwear products will be subject to seasonality. However, we expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. While we have introduced footwear models that are more suitable for cold weather uses, such as the Endeavor, Georgie, All Terrain, Highland and Snowmini, we expect demand for our products, and therefore our sales, may be subject to seasonal variations and significantly impacted by weather conditions, as over 76.6% of our revenues during the year ended December 31, 2006 were attributable to our Beach and Cayman (classic) models and our flip-flops and other open-toed models, which are more suitable for warm weather. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may decrease.

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

We consider certain accounting policies related to revenue recognition, reserves for uncollectible accounts receivable and inventories, share-based compensation and goodwill and other intangible assets to be critical policies due to the estimates and judgments involved in each.

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

Reserve for Uncollectible Accounts Receivable.   We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of some of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine that a smaller or larger reserve is appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination.

Inventory Write-Downs.   We also make ongoing estimates relating to the net realizable value of inventories, based on our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a write-down equal to the difference between the cost of the inventory and the estimated net realizable value. This write-down is recorded to cost of sales. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our write-down in the period in which we made such a determination and record it to cost of sales.

Share-Based Compensation.   Effective January 1, 2006, we adopted SFAS 123R which requires recognition of the fair value of stock-based compensation over the vesting period of the option. We adopted the prospective method for all stock option grants issued prior to August 15, 2005, which was the date we initially filed a Registration Statement on Form S-1 in connection with our initial public offering. As a non-public company we used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes. We continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of APB 25 and its related interpretive guidance.

For stock option grants issued after the filing of our initial Registration Statement on Form S-1 on August 15, 2005, we have applied the modified prospective method. Under this method we use the Black-Scholes valuation model to determine the fair value of our stock options, which requires assumptions to be made regarding our stock price volatility, the expected life of the option and expected dividend rates. The volatility assumptions were derived from our historical volatilities and historical volatilities of competitors whose shares are traded in the public markets. Had we arrived at different assumptions of stock price volatility or expected lives of our options, our stock-based compensation expense and results of operations could have been different.

Goodwill and Other Intangible Asset Valuation.   We classify intangible assets as finite-lived or indefinite-lived intangible assets, as well as goodwill. Finite-lived intangibles include customer relationships, core technology, capitalized software, patents and non-compete agreements. We periodically review the appropriateness of the amortization periods related to our definite-lived assets. These assets are stated at cost. Indefinite-lived intangibles include tradenames. The excess cost over fair value of net assets acquired is classified as goodwill. The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually.

We test for possible impairment of finite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

At least annually, we perform our impairment test for each reporting unit’s indefinite-lived intangibles and goodwill using a discounted cash flow model to determine if the carrying value of the reporting unit, including indefinite-lived intangibles and goodwill, is less than the fair value of the reporting unit. Certain assumptions are used in determining the fair value, including assumptions about cash flow rates, discount rates, and terminal values. If the fair value of our reporting unit is less than the carrying value of the reporting unit, an impairment charge is recorded in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

Acquisitions.   We account for business acquisitions under the purchase method of accounting as required by SFAS No. 141, Business Combinations (“SFAS 141”). The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. These estimates and assumptions affect future amortization expense and gains or losses recorded on the sale of properties.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force issued EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-3”), which states a company must disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented. The Issue is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. We adopted this Issue effective January 1, 2007. Based on the our current evaluation of this Issue, we do not expect the adoption of EITF No. 06-3 to have a significant impact on our consolidated results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Company adopted FIN 48 on January 1, 2007, and we are still in the process of evaluating this Interpretation. We expect that the requirements of FIN 48 may add volatility to our effective tax rate and therefore our expected income tax expense in future periods.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for the first annual or interim reporting period beginning after November 15, 2007. We will adopt SFAS 157 effective January 1, 2008. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies could evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires companies to view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted SAB 108 for the fiscal year ending December 31, 2006. The adoption of SAB 108 did not to have a significant impact our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2008. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We earn interest income on both our cash and cash equivalents and our investment portfolio. Our investment portfolio generally consists of readily marketable investment-grade debt securities of various issuers and maturities. All investments are denominated in U.S. dollars and are classified as “available for sale.” These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of realized and unrealized gain or loss on these securities will change. We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates and if the weighted average rate of return on cash and cash equivalents, restricted cash, and marketable securities were to increase or decrease by 1%, the impact on interest income would be $523,000, net of tax during the year ended December 31, 2006.

Credit Risk

We do not have any variable rate debt instruments and we are not exposed to market risk due to changes in interest rates such as the prime rate and LIBOR.

Foreign Currency Exchange Risk

We pay the majority of our overseas third party manufacturers in U.S. dollars and have had significant revenues from foreign sales in recent periods. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase or decrease in value by 10%, the impact on international sales of $112.5 million during the year ended December 31, 2006 would have been an increase or decrease in consolidated revenues by $7.5 million, net of tax. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. We intend to use derivative instruments and engage in hedging activities beginning in 2007.

ITEM 8.                Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the “Index To Consolidated Financial Statements” on page F-1.

ITEM 9.                Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.        Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain opportunities to improve our internal control. As a result, we are evaluating and implementing improvements to our internal control over financial reporting and will continue to do so. These improvements include further formalization of accounting standards and guidelines, improved segregation of duties, hiring additional competent accounting managers and staff, and improving information technology system controls. Any further opportunities to improve our internal controls identified by our continued compliance efforts will be addressed accordingly.

During the fiscal year and three months ended December 31, 2006, we made changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On April 1, 2006, we implemented a new accounting and operational software package for our U.S. operations and on October 1, 2006, we implemented the new accounting and operational software package for our Asia operations. Certain processes and controls were changed to accommodate the needs and requirements of our growth and the new financial reporting system.

ITEM 9B.       Other Information

Not applicable.

PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Code of Ethics

We have a written code of ethics in place that applies to all our employees, including our principal executive officer, principal financial officer, and controller. A copy of our ethics policy is available on our website: www.crocs.com. We are required to disclose any change to, or waiver from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating any change to, or waiver from, our code of ethics as permitted by applicable SEC rules.

ITEM 11.         Executive Compensation

The information required by this item is incorporated by reference in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

As shown in the table below, as of December 31, 2006, we reserved 4,542,718 shares of common stock for future issuance on exercise of outstanding options under equity compensation plans.

	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders(1)	3,783,454	$18.89	3,225,146	(3)
Equity compensation plans not approved by stockholders(2)	759,264	1.02	—
Total	4,542,718		3,225,146

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

(3)          Includes 441,098 shares of common stock reserved for issuance under our 2005 Plan to employees and consultants in the future under restricted stock award agreements.

ITEM 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 14.         Principal Accounting Fees and Services

The information required by this item is incorporated by reference in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules

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

10.14*	Stock Purchase Agreement among 4246519 Canada, Inc., Finproject Group S.p.A., 3107019 Canada, Inc. and Daniel J. Hunter dated as of June 29, 2004.
10.15*	Asset Purchase and Property Transfer Agreement between Hana Phylon Tech S.A. de C.V. and Crocs Mexico, S.de.R.L. de C.V. dated as of April 23, 2005.
10.16*	Asset Purchase and Property Transfer Agreement between St. Vrain Trading, LLC, d/b/a Crocs Hawaii, LLC and the Registrant dated May 19, 2005.
10.17*	Amended and Restated Credit Agreement between the Registrant and Bank of America, N.A., dated as of October 26, 2005.
10.18*	Amended and Restated Security Agreement between the Registrant and Bank of America, N.A., dated as of October 26, 2005.
10.19*	Distribution Agreement between Crocodile Distribution and the Registrant dated as of April 1, 2005.
10.20*	Kiosk Agreement between Crocodile Kiosk, LLC and the Registrant dated as of July 1, 2005.

10.21†*	Amended and Restated Agreement for Supply between Finproject S.p.A. and the Registrant dated as of July 26, 2005.
10.22*

Lease Agreement between Jose Pablo Hernandez Gonzalez and Crocs Mexico, S.de.R.L. de C.V. dated as of May 1, 2005, as amended in August, 2005, for the facilities located in Emiliano Zapata, Primer Sector, Nos. 208 and 212, zona centro, C.P. 36400 in the city of Purísima del Rincón, Guanajuato.

10.23*@	Employment Letter Agreement of Caryn D. Ellison.
10.24*	First Amendment to Amended and Restated Credit Agreement, dated as of January 18, 2006, among Crocs, Inc., Crocs Retail, Inc., Western Brands Holding Company, Inc. and Bank of America, N.A.
10.25*@	Offer Letter between Peter Case and the Registrant dated as of February 2, 2006.
10.26**@	Nonstatutory Stock Option Agreement between the Registrant and Raymond D. Croghan dated September 1, 2004.
10.27**@	Nonstatutory Stock Option Agreement between the Registrant and Michael E. Marks dated September 1, 2004.
10.28**@	Nonstatutory Stock Option Agreement between the Registrant and Mark A. Retzloff dated September 1, 2004.
10.29**@	Nonstatutory Stock Option Agreement between the Registrant and Ronald R. Snyder dated September 1, 2004.
10.30**@	Nonstatutory Stock Option Agreement between the Registrant and Brad L. Stoffer dated September 1, 2004.
10.31**@	Nonstatutory Stock Option Agreement between the Registrant and George B. Boedecker, Jr. dated January 4, 2005.
10.32**@	Nonstatutory Stock Option Agreement between the Registrant and Lyndon V. Hanson, III dated January 4, 2005.
10.33**@	Nonstatutory Stock Option Agreement between the Registrant and Erik Rebich dated January 4, 2005.
10.34**@	Nonstatutory Stock Option Agreement between the Registrant and Scott Seamans dated January 4, 2005.
10.35**@	Nonstatutory Stock Option Agreement between the Registrant and Andy Reddyhoff dated January 4, 2005.
10.36***@	2006 Executive Incentive Bonus Plan.
10.37****@	Director Compensation Plan.
10.38****	Membership Interest Purchase Agreement among Crocs, Inc. and the Members of Jibbitz, LLC, dated September 29, 2006.
21††	Subsidiaries of the Registrant.
23††	Consent of Deloitte & Touche LLP.
31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*                                              Incorporated herein by reference to Crocs, Inc.’s Registration Statement on Form S-1 (File No. 333-127526).

**                                       Incorporated by reference to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File NO. 333-132312).

***                                Incorporated by reference to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 14, 2006 (File No. 000-51754).

****                         Incorporated by reference to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 13, 2006 (File No. 000-51754).

@                                        Management contract or compensatory plan or arrangement.

†                                              The Registrant has been granted confidential treatment with respect to portions of these exhibits.

††                                       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 2, 2007.

CROCS INC. a Delaware Corporation
By:	/s/ RONALD R. SNYDER
Name: Ronald R. Snyder
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of April 2, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ RONALD R. SNYDER	President and Chief Executive Officer
Ronald R. Snyder	(Principal Executive Officer)
/s/ PETER S. CASE	Senior Vice President of Finance and Chief Financial Officer
Peter S. Case	(Principal Financial and Accounting Officer)
/s/ RAYMOND D. CROGHAN
Raymond D. Croghan	Director
/s/ RONALD L. FRASCH
Ronald L. Frasch	Director

Marie Holman-Rao	Director
/s/ MICHAEL E. MARKS
Michael E. Marks	Director
/s/ RICHARD L. SHARP
Richard L. Sharp	Chairman of the Board
/s/ THOMAS J. SMACH
Thomas J. Smach	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crocs, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments on January 1, 2006 in accordance with Statement of Financial Accounting Standard No. 123(R), Share-Based Payments.

/s/ Deloitte & Touche LLP
Denver, Colorado

April 2, 2007

CROCS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$42,656	$4,787
Restricted cash	2,890	—
Short-term investments	22,325	—
Accounts receivable, less allowance for doubtful accounts of $1,690 and $566, respectively	65,588	17,641
Inventories	86,210	28,494
Deferred tax assets	3,690	1,939
Prepaid income tax	4,715	—
Prepaid expenses and other current assets	9,617	3,492
Total current assets	237,691	56,353
Property and equipment—net	34,849	14,765
Goodwill	11,552	336
Intangible assets—net	12,210	5,311
Deferred tax assets—net	1,280	1,084
Other assets	1,875	183
Total Assets	$299,457	$78,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,794	$20,829
Accrued expenses and other current liabilities	31,109	8,178
Income taxes payable	12,465	8,697
Notes payable and current installments of long-term debt	541	8,601
Total current liabilities	87,909	46,305
Long-term debt, less current installments of long-term debt	116	3,422
Deferred tax liabilities	1,688	1,772
Other liabilities	1,486	319
Total liabilities	91,199	51,818
Commitments and contingencies (Notes 3, 15, 16 and 23)
Redeemable common shares, 8,410,320 shares issued and outstanding in 2005 (Note 19)	—	1,800
Redeemable convertible preferred shares, par value $0.001 per share; 8,000,000 shares authorized, 7,452,492 shares issued and outstanding in 2005—preference in liquidation of $5,500 (Note 18)	—	5,500
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 authorized, no shares issued or outstanding in 2006 and 2005	—	—
Common shares, par value $0.001 per share; 125,000,000 and 42,000,000 shares authorized, 39,340,709 and 17,449,699 shares issued and outstanding in 2006 and 2005	39	17
Additional paid-in capital	131,834	13,976
Deferred compensation	(5,702)	(12,364)
Retained earnings	81,081	16,697
Accumulated other comprehensive income	1,006	588
Total stockholders’ equity	208,258	18,914
Total Liabilities and Stockholders’ Equity	$299,457	$78,032

See notes to consolidated financial statements.

CROCS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues	$354,728	$108,581	$13,520
Cost of sales	154,158	47,773	7,162
Gross profit	200,570	60,808	6,358
Selling, general and administrative expense	105,224	33,916	7,929
Income from operations	95,346	26,892	(1,571)
Interest expense	567	611	47
Other (income) expense—net	(1,847)	(8)	19
Income (loss) before income taxes	96,626	26,289	(1,637)
Income tax expense (benefit)	32,209	9,317	(143)
Net income (loss)	64,417	16,972	(1,494)
Dividends on redeemable convertible preferred shares	33	275	142
Net income (loss) attributable to common stockholders	$64,384	$16,697	$(1,636)
Income (loss) per common share:
Basic	$1.73	$0.51	$(0.07)
Diluted	$1.61	$0.51	$(0.07)
Weighted average common shares:
Basic	37,229,200	25,493,577	24,641,953
Diluted	40,085,256	33,570,000	24,641,953

See notes to consolidated financial statements.

CROCS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Members’ Interest			Common Stock		Additional Paid in	Deferred	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity	Comprehensive Income
	Class A	Class B	Total	Shares	Amount	Capital	Compensation	Deficit)	Income	(Deficit)	(Loss)
BALANCE—December 31, 2003	$ 394	$ —	$ 394	—	$ —	$ —	$ —	$ (2,036)	$ —	$ (1,642)
Members’ investments	—	525	525	—	—	—	—	—	—	525
Repurchase of members’ investment	—	(150)	(150)	—	—	—	—	—	—	(150)
Accrued distribution to members	(380)	(2,620)	(3,000)	—	—	—	—	—	—	(3,000)
Deferred equity compensation	—	2,686	2,686	—	—	—	(2,686)	—	—	—
Amortization of equity compensation	—	1,464	1,464	—	—	—	328	—	—	1,792
Accrued preferred dividend	—	—	—	—	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	—	—	—	(1,494)	—	(1,494)	$ (1,494)
Foreign currency translation	—	—	—	—	—	—	—	—	520	520	520
Total comprehensive loss											$ (974)

BALANCE—December 31, 2004	$ 14	$ 1,905	$ 1,919	—	$ —	$ —	$ (2,358)	$ (3,672)	$ 520	$ (3,591)
Conversion to C corporation	(14)	(1,905)	(1,919)	16,746	17	(1,770)	—	3,672	—	—
Deferred stock compensation	—	—	—	—	—	14,516	(14,516)	—	—	—
Amortization of stock compensation	—	—	—	—	—	320	4,437	—	—	4,757
Forfeitures	—	—	—	—	—	(73)	73	—	—	—
Excess tax benefit on share-based compensation	—	—	—	703	—	983	—	—	—	983
Accrued preferred dividend	—	—	—	—	—	—	—	(275)	—	(275)
Net income	—	—	—	—	—	—	—	16,972	—	16,972	$ 16,972
Foreign currency translation	—	—	—	—	—	—	—	—	68	68	68
Total comprehensive income											$ 17,040

BALANCE—December 31, 2005	$ —	$ —	$ —	17,449	$ 17	$ 13,976	$ (12,364)	$ 16,697	$ 588	$ 18,914
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	—	4,950	5	94,450	—	—	—	94,455
Conversion of redeemable convertible preferred shares to common shares	—	—	—	15,863	16	7,284	—	—	—	7,300
Adjustment for adoption of SFAS 123R (note 5)	—	—	—	—	—	(1,442)	1,442	—	—	—
Amortization of stock compensation	—	—	—	—	—	6,233	4,022	—	—	10,255
Exercises of stock options and vesting of share-based awards	—	—	—	1,079	1	2,283	—	—	—	2,284
Forfeitures	—	—	—	—	—	(1,198)	1,198	—	—	—
Excess tax benefit on share-based compensation	—	—	—	—	—	10,248	—	—	—	10,248
Accrued preferred dividend	—	—	—	—	—	—	—	(33)	—	(33)
Net income	—	—	—	—	—	—	—	64,417	—	64,417	$ 64,417
Foreign currency translation	—	—	—	—	—	—	—	—	418	418	418
Total comprehensive income											$ 64,835

BALANCE—December 31, 2006	$ —	$ —	$ —	39,341	$ 39	$ 131,834	$ (5,702)	$ 81,081	$ 1,006	$ 208,258

See notes to consolidated financial statements.

CROCS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$64,417	$16,972	$(1,494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,053	3,334	700
Loss (gain) on disposal of fixed assets	137	(7)	—
Deferred tax benefit	(2,037)	(3,090)	(191)
Share based compensation	10,255	4,757	1,792
Excess tax benefit on share-based compensation	(10,248)	983	—
Changes in operating assets and liabilities—net of effect of acquired businesses:
Accounts receivable	(43,983)	(14,700)	(1,101)
Inventories	(54,960)	(26,035)	(859)
Prepaid expenses and other assets	(13,049)	(3,472)	(287)
Accounts payable	19,959	17,711	1,499
Accrued expenses and other liabilities	33,799	14,049	718
Cash provided by operating activities	12,343	10,502	777
Cash flows from investing activities:
Purchases of short-term investments	(52,600)	—	—
Sales of short-term investments	30,275	—	—
Cash paid for purchases of property and equipment	(23,828)	(11,531)	(1,551)
Proceeds from disposal of property and equipment	155	—	—
Cash paid for intangible assets	(5,216)	—	—
Restricted cash	(2,890)	—	—
Acquisition of non-competition agreement	—	(636)	—
Acquisition of businesses, net of cash acquired	(15,399)	—	(5,166)
Cash used in investing activities	(69,503)	(12,167)	(6,717)
Cash flows from financing activities:
Proceeds from note payable, net	1,808	6,949	314
Proceeds from long-term debt	—	2,009	853
Payments on long-term debt	(14,072)	(158)	—
Proceeds from initial public offering, net of offering costs	94,454	—	—
Distribution payment to members	—	(3,000)	—
Payment of preferred dividends	(171)	(275)	—
Excess tax benefit on share-based compensation	10,248	—	—
Exercise of stock options	2,284	—	—
Repurchase of members’ investments	—	—	(150)
Proceeds from equity issuances	—	—	6,025
Payments on member loan	—	—	(400)
Cash provided by financing activities	94,551	5,525	6,642
Effect of exchange rate changes on cash	478	(127)	26
Net increase in cash and cash equivalents	37,869	3,733	728
Cash and cash equivalents—beginning of year	4,787	1,054	326
Cash and cash equivalents—end of year	$42,656	$4,787	$1,054
Supplemental disclosure of cash flow information—cash paid during the year for:
Interest	$353	$252	$73
Income taxes	$24,789	$2,510	$585
Supplemental disclosure of noncash, investing, and financing activities:
In conjunction with the acquisitions made, liabilities were assumed as follows:
Fair value of assets acquired	$21,566	$—	$9,936
Cash paid for capital stock	15,399	—	5,166
Liabilities assumed	$6,167	$—	$4,770
Accrued purchase price related to EXO	2,890	—	—
Accrued members’ distribution	$—	$—	$3,000
Accrued preferred stock dividends	$—	$161	$142
Assets acquired under capitalized leases	$282	$307	$—
Accrued purchases of property and equipment	$1,011	$836	$—

See notes to consolidated financial statements.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                  FORMATION AND BUSINESS OF THE COMPANY

Crocs, Inc. and its subsidiaries (collectively, the “Company”) are engaged in the design, development, and manufacturing of consumer products from specialty resins. The Company was organized as a limited liability company in Colorado in 1999 under the name of Western Brands, LLC. In January 2005, the Company changed its name to Crocs, Inc. and converted to a Colorado corporation. The Company reincorporated in Delaware in June 2005.

The Company’s wholly owned subsidiary, Foam Creations, Inc. (“Foam Creations”), formerly Finproject N.A. Inc., located in Quebec, Canada, has designed, developed, and manufactured consumer products from specialty resins since 1995. In 2000, Foam Creations completed the formulation of, and began manufacturing, a footwear model made from the proprietary closed-cell resin the Company currently uses in its footwear product line, which it refers to as croslite. In 2002, the Company established a business relationship with Foam Creations to distribute footwear in the United States. In October 2002, the Company modified and improved the design of this shoe and began marketing and distributing it under the Crocs brand in the United States. In June 2004, Crocs Inc. acquired Foam Creations, including its manufacturing operations, product lines and rights to the trade secrets for croslite.

In October 2006, the Company acquired 55 Hockey Products Inc., and EXO Italia as part of the Company’s effort to expand into new markets and expand the Company’s internal design capabilities. 55 Hockey Products, which operates under the brand name Fury Hockey, produces and distributes hockey and lacrosse equipment for adults and children. EXO Italia, headquartered in Padova, Italy, designs and develops EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry. Since 1993, EXO Italia has worked with several leading branded consumer companies to produce high quality EVA based footwear for the global marketplace.

In December 2006, the Company acquired Jibbitz, LLC (“Jibbitz”), a company that specializes in accessories for Crocs footwear. Jibbitz now features over 900 different stock keeping units, or SKUs, being sold through 4,000 retail accounts both in the US and Europe.

2.                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The consolidated financial statements include the accounts of Crocs, Inc. and all of its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements include the accounts of the Company and all entities that are wholly-owned by the Company, variable interest entities for which the Company is the primary beneficiary, and entities that are not variable interest entities but are voting-controlled subsidiaries or affiliates of the Company.

Variable Interest Entities—Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), once an entity is determined to be a variable interest entity, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. In connection with the acquisition of Foam Creations in 2004 the Company has an interest in Les Plastiques Fintech Inc. (“Fintech”) in which the Company is the primary beneficiary under FIN 46R. Fintech is a joint venture with the President of Foam Creations, in which the Company holds a 50% interest. Fintech carries out research and development for Crocs and produces the raw materials for the Company’s products. At December 2006 and 2005, this entity was consolidated and the effect on the Company’s financial statements is immaterial.

Recognition of Revenues—Revenues are recognized when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized as a reduction of the related revenue when it is recorded.

Shipping and Handling Costs—Amounts billed for shipping and handling costs are recorded as a component of revenues and totaled $5.2 million, $2.5 million, and $678,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Related costs paid to third party shipping companies are recorded in cost of sales and totaled $35.3 million, $10.4 million, and $1.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Earnings per Share—Basic earnings per common share (“EPS”) is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Antidilutive securities are excluded from diluted EPS.

In January 2005, in connection with the change from a limited liability company to a corporation, the Company converted the Class A and B units into common stock on a one for one basis. On January 10, 2006, the Board of Directors approved a 233.62-for-1 stock split of the Company’s common stock and preferred stock. All 2005 and 2004 share and per share amounts related to common stock, preferred stock and stock options included in the accompanying financial statements and footnotes have been restated to reflect the stock split. See Note 6 for further discussion.

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

Restricted Cash—Restricted cash represents cash commitments for certain purchase obligations. The classification of restricted cash on the consolidated balance sheet as current or noncurrent is dependent on the duration of the restriction and the purpose for which the restriction exists.

Investments—The Company accounts for investments in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company invests in certain investments, which consist primarily of short to intermediate-term fixed income securities issued by U.S. government agencies and municipalities. The Company also invests in certain auction rate debt securities that have been classified as short-term investments in the accompanying balance sheets. All investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders’ equity. The specific-identification method is used to determine the cost of all investments and the basis by which amounts are reclassified from accumulated other comprehensive income into earnings. There were no unrealized gains or losses recorded during 2006. See Note 7 for further discussion.

Inventories—Raw materials and supplies are valued at the lower of cost, replacement cost, or net realizable value. Work in process and finished goods are valued at the lower of cost and net realizable value. Cost is determined on the first in, first out basis. The cost of work in process and finished goods consists of the cost of raw materials and an applicable share of the cost of labor and manufacturing overhead. See Note 8 for further discussion.

Property and Equipment—Depreciation of machinery and equipment is computed using the straight-line method based on estimated useful lives ranging from 3 to 5 years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. See Note 9 for further discussion.

Intangible Assets Finite-Lived—SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from five to ten years. Intangible assets are comprised of capitalized software, core technology, customer relationships, a non-competition agreement entered into in connection with the acquisition of assets in Mexico, and capitalized costs related to pending patents that the Company is pursuing related to its technology. Patents are amortized on approval of the patent registration application over their estimated useful lives. See Note 4 for further discussion.

Capitalized Software—The Company capitalizes certain internal and external software acquisition and development costs that benefit future years in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. For software developed for internal use, the Company expenses the costs of developing computer software until the software has reached the application development stage and then capitalizes all costs incurred from that time until the software has been installed at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based on completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including but not limited to, estimated economic life and changes in software and hardware technology. The Company also contracts with third parties to help develop or test internal use software and generally capitalizes these costs. Internal-use capitalized software costs are amortized over their expected useful life, which is generally five to seven years.

Goodwill—In accordance with SFAS 142, goodwill represents the excess purchase price paid over the fair value of assets acquired and liabilities assumed in the acquisition of Foam Creations, Jibbitz, and other businesses. The Company assesses goodwill for impairment annually on the last day of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. There was no impairment of goodwill at December 31, 2006 or 2005. See Note 4 for further discussion.

Impairment of Long-Lived Assets—In accordance with SFAS 144, the Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. There were no impairments recorded during 2006 or 2005.

Research and Development—Research and development costs are expensed as incurred. Research and development expenses amounted to $1.8 million, $534,000, and $80,000 for the years ended December 31, 2006, 2005, and 2004, respectively and are included in selling, general, and administrative expenses.

Advertising—Advertising costs are expensed as incurred and production costs are generally expensed when the advertising is first run. Advertising expenses were $1.2 million, $545,000, and $41,000 for the years ended December 31, 2006, 2005, and 2004, respectively and are included in selling, general, and administrative expenses.

Foreign Currency Translation and Foreign Currency Transactions—The U.S. dollar is the Company’s reporting currency. Assets and liabilities of foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity. Gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in selling, general and administrative expense in the period in which they occur.

Net realized losses on foreign currency transactions were $747,000 for the year ended December 31, 2006 and were immaterial for the years ended December 31, 2005 and 2004. Unrealized gains and losses for foreign currency transactions were immaterial for the years ended December 31, 2006, 2005 and 2004.

Derivative Foreign Currency Contracts—Foam Creations, a wholly-owned subsidiary of the Company, used derivative foreign exchange contracts to hedge the variability in cash flows from the forecasted payment or receipt of currencies other than the functional currency. The Company exited the contracts during 2006. These contracts were not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The futures contracts were marked to market and gains and losses were recognized in earnings. The mark to market value of these contracts was not material for the years ended December 31, 2006, 2005 and 2004. The Company has no other derivative contracts as of December 31, 2006 or 2005.

Fair Value of Financial Instruments—The carrying value of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company, with similar terms, the carrying values of the capital lease obligations approximate their fair values. The fair values of the Company’s investments are determined using quoted market prices for those securities.

Share-Based Compensation—The Company issues restricted stock and stock option grants to employees and non-employees with vesting schedules of varying lengths. Typically, these grants range from immediate vesting to vesting periods of up to four years. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which establishes accounting guidelines for share-based awards exchanged for employee services, using the prospective method for option grants and restricted stock issued prior to August 15, 2005, the date which the Company filed its initial Registration Statement on Form S-1, and the modified prospective method for option grants issued after August 15, 2005. The Company was required to adopt the prospective method for grants prior to August 15, 2005 as the Company had elected to value employee grants using the minimum value method under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). For option grants and restricted stock accounted for under the prospective method, the Company will continue to account for the grants under the intrinsic value-based method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and the related interpretations in accounting for employee stock options. Therefore, the Company does not record any compensation expense for stock options granted to employees, prior to August 15, 2005, if the exercise price equaled the fair market value of the stock option on the date of grant, and the exercise price, number of shares eligible for issuance under the options and vesting periods were fixed.

Compensation expense is recognized over the vesting term for employees and non-employees on a straight-line basis. Deferred compensation represents the unvested portion of employee grants made prior to August 15, 2005 and is recorded as a reduction of equity. The fair value of employee grants is fixed at date of grant, or the measurement date, if later, while grants to non-employees are remeasured to fair value at each reporting period until vesting occurs. During 2004, the Company granted 549,007 restricted units for which the measurement date did not occur until April 27, 2005. Consequently, the value of these grants were remeasured at each reporting period, based on the fair value of the underlying stock, until such measurement date. The related compensation expense is recognized over the vesting period. See Note 5 for further discussion.

Income Taxes—The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The Company provides for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. Prior to the Company’s conversion to a C corporation on January 4, 2005, the Company was not a taxpaying entity for U.S. federal and state income tax purposes. See Note 14 for further discussion.

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

Concentration of Risk—The Company’s cash and cash equivalents are maintained in several different financial institutions in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

The Company considers its concentration risk related to accounts receivable to be mitigated by the Company’s credit policy, the significance of outstanding balances owed by each individual customer at any point in time and the geographic dispersion of these customers.

The Company relies on both internal and external manufacturers for its products. Establishing a replacement source for the Company’s product offerings could require significant additional time and expense.

Reclassifications—Certain reclassifications have been made to the 2005 financial statements to conform to 2006 presentation.

Recent Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force issued EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-3”), which states a company must disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented. The Issue is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company adopted this Issue effective January 1, 2007. Based on the Company’s current evaluation of this Issue, the Company does not expect the adoption of EITF No. 06-3 to have a significant impact on its consolidated results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Company adopted FIN 48 on January 1, 2007, and is still in process of evaluating this Interpretation. We expect that the requirements of FIN 48 may add volatility to our effective tax rate and therefore our expected income tax expense in future periods.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for the first annual or interim reporting period beginning after November 15, 2007. The Company will adopt SFAS 157 effective January 1, 2008. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies could evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires companies to view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 for the fiscal year ending December 31, 2006. The adoption of SAB 108 did not have a significant impact on the Company’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2008. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

3.                 ACQUISITIONS

On December 1, 2006, the Company acquired 100% of the membership interests of Jibbitz, headquartered in Boulder, Colorado. Jibbitz specializes in accessories for Crocs footwear. Jibbitz is a unique accessory brand with colorful snap-on products specifically suited for Crocs shoes. In September 2006, the Company entered into an endorsement agreement with Jibbitz providing that the Company would publicly endorse the products of Jibbitz and license to Jibbitz certain Company trademarks. Pursuant to this agreement the Company allowed Jibbitz to access the Company’s network of distribution and retailers as well as utilize the Company’s warehouse and logistics infrastructure. The Company recorded $1.2 million of revenue related to this agreement in the year ended December 31, 2006.

The aggregate purchase price for Jibbitz was $13.5 million, which included $109,000 in costs related to the acquisition. The cash purchase price is subject to adjustment based on the closing date balance sheet of Jibbitz, which is scheduled to be finalized in the second quarter of 2007. The membership interest purchase agreement also provides for potential earn-out consideration for the former Jibbitz members of up to an additional $10 million based on Jibbitz’s earnings before interest and taxes over the three years following the closing of the acquisition.

Under business combination accounting, the total preliminary purchase price was allocated to Jibbitz’s assets acquired and liabilities assumed based on their estimated fair values as of December 1, 2006 as set forth below. Any additional consideration paid in the future as part of the earn-out provisions will be recorded as an increase in goodwill. The estimated fair values of identifiable intangibles assets have been determined with the assistance of an independent third-party valuation firm. Except for identified intangible assets, assets and liabilities were valued at their respective carrying amounts, as the Company’s management believes that these amounts approximate their current fair values. The excess of the purchase price over the assets acquired and liabilities assumed is recorded as goodwill. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Assets
Current assets	$5,150
Property and equipment	403
Goodwill	8,164
Intangible Assets	1,670
Other Assets	14
Total Assets	15,401
Liabilities
Current liabilities	1,934
Purchase Price	$13,467

The intangible assets acquired include customer relationships and the Jibbitz trade name. The customer relationships have an estimated fair value of $1.5 million and the Jibbitz trade name has an estimated fair value of $150,000. The Company has determined the customer relationships will be amortized over its estimated useful life of four years and the Jibbitz trade name has an indefinite life. The amortization of the customer relationships is based on the projected income of continuing customers. The preliminary amount assigned to goodwill was $8.2 million. The Company expects all of the goodwill to be deductible for tax purposes.

The results of operations for Jibbitz have been included in the consolidated financial statements since the date of its acquisition.

In October 2006, the Company acquired 55 Hockey Products Inc., and EXO Italia as part of the Company’s effort to expand into new markets and expand the Company’s internal design capabilities. 55 Hockey Products Inc., which operates under the brand name Fury Hockey, produces and distributes hockey and lacrosse equipment for adults and children. EXO Italia, headquartered in Padova, Italy, designs and develops EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry. Since 1993, EXO Italia has worked with several leading branded consumer companies to produce high quality EVA based footwear for the global marketplace. The results of operations for each of these companies have been included in the Company’s consolidated financial statements since the dates of acquisition.

The aggregate purchase price for the above acquisitions was $9.6 million in cash, which includes $243,000 in costs related to the acquisitions. Goodwill recognized in those transactions is $3.0 million, which is not deductible for tax purposes.

Pro Forma Financial Information

The following table summarizes supplemental statement of operations information for the years ended December 31, 2006 and 2005 on a pro forma basis as if all acquisitions had occurred on January 1, 2006 and 2005. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented.

	December 31,
	2006	2005
	(Unaudited)
	(in thousands, except per share data)
Net sales	$372,750	$117,532
Gross profit	211,112	63,623
Income from operations	100,576	27,368
Net income	67,372	17,304
Net income per common share:
Basic	$1.81	$0.52
Diluted	$1.68	$0.52

4.                GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s identifiable intangible assets as of December 31, 2006 and 2005 (in thousands):

	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived assets:
Patents	$1,441	$12	$1,429	$604	$—	$604
Customer relationships	3,547	657	2,889	1,569	336	1,233
Core technology	4,154	2,082	2,073	4,154	1,248	2,906
Non-competition agreement	636	212	424	636	86	550
Capitalized software	5,516	274	5,242	18	—	18
Total finite lived assets	$15,294	$3,237	$12,057	$6,981	$1,670	$5,311
Indefinite lived intangible assets:
Jibbitz trade name	$153	—	$153	—	—	—
Total intangible assets	$15,447	$3,237	$12,210	$6,981	$1,670	$5,311

Certain software held under a capital lease in the amount of $642,000 at December 31, 2006 is classified as capitalized software and amortized using the straight-line method over the lease term. Amortization of capitalized software under capitalized leases is included in amortization expense.

Intangible assets that are determined to have finite lives are amortized over their useful lives on a straight-line basis. Amortization expense of intangible assets with finite lives, which is included in selling, general and administrative expense, was $1.6 million, $1.1 million and $488,000 for the years ended December 31, 2006, 2005 and 2004, respectively. For amortizable intangible assets denominated in a foreign currency, the Company translates the ending asset and accumulated amortization at the balance sheet rate and records amortization expense using the weighted average rate of exchange for the applicable period, a difference between the recorded amortization expense and the change in accumulated amortization exists. The Company has determined that the Jibbitz trade name has an indefinite useful life and should not be amortized. Estimated future annual amortization of intangible assets is as follows (in thousands):

Fiscal years ending December 31,	Amortization
2007	$3,309
2008	2,515
2009	2,271
2010	1,069
2011	1,018
Thereafter	1,875
Total	$12,057

The following table summarizes the activity in the Company’s goodwill account during the years ended December 31, 2006 and 2005 (in thousands):

Balance at January 1, 2005	$326
Foreign currency translation adjustments	10
Balance at December 31, 2005	336
Jibbitz acquisition	8,164
Other acquisitions	3,052
Balance at December 31, 2006	$11,552

5.                 EQUITY

In January 2005, in connection with the change from a limited liability company to a corporation, the Company converted the Class A and B units into common stock on a one for one basis. On January 10, 2006, the Board of Directors approved a 233.62-for-1 stock split of the Company’s common stock and preferred stock. All 2005 and 2004 share and per share amounts related to common stock, preferred stock and stock options included in the accompanying financial statements and footnotes have been restated to reflect the stock split.

On February 13, 2006, the Company issued 4,950,000 shares of common stock on the closing of its initial public offering for $94.5 million, net of underwriting discounts and commissions and related offering costs of $2.5 million. In connection with the completion of the offering, the Company’s redeemable common and preferred shares were converted to common shares and those balances were reclassified to permanent equity.

Share-Based Compensation

Under the modified prospective method, compensation expense recognized in the year ended December 31, 2006, includes: (i) compensation expense of all share-based payments granted after August 15, 2005 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and (ii) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been retrospectively adjusted. The Company records compensation expense related to non-employees under the provisions of SFAS 123R and Emerging Issues Task Force EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services (“EITF 96-18”), and recognizes compensation expense over the vesting periods of such awards. Total pre-tax share-based compensation expense recognized was $10.3 million, $4.8 million, and $1.8 million for the years ended December 31, 2006, 2005, and 2004 with associated tax benefits of approximately $3.8 million, and $1.8 million and zero, respectively. The cumulative effect of applying the modified prospective method was to reduce deferred compensation by $1.4 million and the effect on the statement of operations was immaterial. The effect of applying SFAS 123R was to reduce pre-tax income by $5.4 million for the year ended December 31, 2006.

SFAS 123R also required the Company to change the classification, in its consolidated statement of cash flows, of any excess tax benefits realized on the exercise of stock options or issuance of restricted stock unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in the consolidated statement of cash flows.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rate, volatility, expected dividend yield rate, and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. For options granted before August 15, 2005, expected volatility was not considered for employee grants as the Company was a non-public entity at the grant date of these options. For stock option grants issued after the filing of the Company’s initial Registration Statement on Form S-1 on August 15, 2005, the minimum value method is no longer used and the Company used a volatility rate of 50% and began to include estimated forfeiture rates. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of comparable companies. The Company factored in expected retention rates combined with vesting periods to determine the average expected life. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant. Accordingly, the Company has computed the fair values of all options granted during the year ended December 31, 2006 and in 2005 subsequent to August 15, using the Black-Scholes option pricing model and the following weighted average assumptions:

	2006	2005
Expected volatility	50%	50%
Dividend yield	—	—
Risk-free interest rate	4.71%	3.97%
Expected life (in years)	5	5

Because the Company applied the minimum value method of valuing employee stock options prior to becoming a public company, as allowed by SFAS 123, the Company is precluded from presenting pro forma historical statement of operations information under SFAS 123R.

The fair value of the equity units granted in 2004 was originally estimated by the Company’s board of directors based on information available to them on the dates of grant, including third party sales of these units. The Company did not obtain contemporaneous valuations by valuation specialists because, at the time of the issuances of stock options in 2004, the Company’s efforts were focused on acquiring new customers, developing its operational infrastructure and executing its business plan. The Company engaged an independent third party valuation specialist to perform a retrospective valuation of common stock at December 31, 2004. Additionally, the Company engaged a third party valuation specialist to perform retrospective valuations of common stock at May 1, 2005, June 30, 2005, August 1, 2005, September 1, 2005 and October 1, 2005. At December 31, 2005 the Company used the initial public offering price of $21.00 for the valuation of common stock.

Stock Option Activity

The following summarizes stock option transactions for the year ended December 31, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,923,754	$5.60	7.6
Granted	2,563,814	26.50
Exercised	(446,955)	5.11
Forfeited or expired	(497,895)	8.10
Outstanding at December 31, 2006	4,542,718	$15.91	7.9	$124,002
Exercisable at December 31, 2006	3,575,173	$15.03	8.2	$100,702
Vested at December 31, 2006	757,205	$2.83	5.8	$30,569
Vested and expected to vest at December 31, 2006	4,203,852	$15.51	7.9	$116,407

Options awarded under the Company’s 2005 Equity Incentive Plan (the “Plan”) prior to September 30, 2006 are exercisable immediately on the date of grant with the exception of 233,624 shares granted to members of the Board of Directors. In order to preserve the vesting provisions of the immediately exercisable options, the options that are exercised early are subject to a repurchase right by the Company at the lower of exercise price or fair market value of the underlying stock at the date of repurchase. This repurchase right expires on vesting of the underlying option. Total immediately exercisable stock options outstanding under the Plan were 3,023,734 at December 31, 2006 of which 558,949 are fully vested and no longer subject to the repurchase right. Options awarded after October 1, 2006 are exercisable as they vest.

The weighted average fair value of options granted during the year ended December 31, 2006 and the period August 15, 2005 through December 31, 2005, was approximately $12.97 and $7.40 respectively.

The aggregate intrinsic value of all options exercised during 2006 was $15.2 million. No options were exercised in 2005 or 2004. Cash received and the income tax benefit from stock option exercises for fiscal year 2006 were $2.3 million and $4.3 million, respectively. The total grant date fair value of stock options vested during 2006 and 2005 was $8.5 million, $1.4 million, respectively. No options vested during 2004.

The status of total stock options outstanding at December 31, 2006 was as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Fair Value Determination
$1.02	759,264	4.7	$1.02	438,035	$1.02	Black-Scholes
$1.70-5.69	1,055,121	7.5	3.86	933,773	4.14	Black-Scholes
$7.15-10.74	281,265	7.7	8.28	215,556	8.25	Black-Scholes
$21.00	1,182,609	9.1	21.00	1,182,609	21.00	Black-Scholes
$26.00-29.95	892,809	9.3	28.40	805,200	28.34	Black-Scholes
$33.97-43.25	371,650	8.9	40.06	—	—	Black-Scholes
	4,542,718	7.9	$15.91	3,575,173	$15.03

As of December 31, 2006, the Company issued unvested options to purchase 3.8 million shares of the Company’s common stock with a weighted average grant date fair value of $11.34. As of December 31, 2006, the Company had $35.9 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the weighted average period of 3.0 years.

Non-vested Stock Awards

The following summarizes restricted stock transactions for the year ended December 31, 2006:

Non-vested	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	1,072,431	$2.75
Granted	—	—
Vested	(631,333)	2.33
Forfeited or expired	—	—
Outstanding at December 31, 2006	441,098	$3.36

At December 31, 2006, the Company had $1.0 million and $70,000 of total unrecognized share-based compensation expense related to non-vested stock awards for employees and non-employees, respectively. The non-vested stock awards are expected to be amortized over the weighted average period of 0.7 years.

6.        EARNINGS PER SHARE

In April 2005, the Company amended its articles of incorporation to allow the holders of its redeemable preferred stock to participate in dividends paid on the Company’s common stock. Under the amended articles, if the Company were to pay a dividend on any share of common stock, the Company must pay a dividend on all outstanding shares of its redeemable preferred stock on an as if converted basis in a per share amount equal to the amount paid on each share of common stock. In accordance with Emerging Issues Task Force No. 03-6, “Participating Securities and the Two Class Method Under SFAS 128,” the Company has presented basic and diluted earnings per share for common shares using the two class method for the year ended December 31, 2005 (in thousands, except share and per share data). For purposes of computing income (loss) per common share, the Company has reflected the conversion of the membership interests into units, and the subsequent conversion of units into shares of the Company’s stock.

	December 31,
	2006	2005	2004
	(in thousands, except share and per share data)
Reconciliation of net income (loss) attributable to common stockholders for basic computation:
Net income attributable to common stockholders	$64,384	$16,697	$(1,636)
Less: Undistributed net income allocated to redeemable convertible preferred stockholders	—	(3,736)	—
Undistributed net income allocated to common stockholders	$64,384	$12,961	$(1,636)
Reconciliation of net income (loss) for dilutive computation:
Net income (loss) attributable to common stockholders	$64,384	$16,697	$(1,636)
Preferred dividend	33	275	142
Net income (loss) for dilutive computation	$64,417	$16,972	$(1,494)
Basic income (loss) per common share:
Weighted average common shares outstanding	37,299,200	25,493,577	24,641,953
Basic income (loss) per common share	$1.73	$0.51	$(0.07)
Diluted income (loss) per common share:
Weighted average common shares outstanding	37,299,200	25,493,577	24,641,953
Dilutive effect of preferred stock	796,326	7,452,492	—
Dilutive effect of stock options	1,499,078	220,034	—
Dilutive effect of unvested stock	490,652	403,897	—
Weighted average diluted common shares outstanding	40,085,256	33,570,000	24,641,953
Diluted income (loss) per common share	$1.61	$0.51	$(0.07)

The effect of assumed conversion of the Class C preferred units was antidilutive in 2004. Stock options, preferred stock and restricted units that are antidilutive due to the Company’s net loss for the year ended December 31, 2004 were excluded from the diluted (loss) per common share computation. For the year ended December 31, 2006 there were options outstanding to purchase 654,350 shares of the Company’s common stock with a weighted-average exercise price per share of $33.53, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive. There were no antidilutive securities in the year ended December 31, 2005. The following table summarizes the antidilutive securities:

	December 31,
	2006	2005	2004
Antidilutive effect:
Preferred stock	—	—	3,879,372
Stock options	654,350	—	—
Unvested stock	—	—	686,761
	654,350	—	4,566,133

7.                 SHORT-TERM INVESTMENTS

At December 31, 2006, the Company’s short-term investments consisted exclusively of auction rate securities. The Company did not hold any short-term investments at December 31, 2005. Auction rate securities are variable rate bonds of States and joint municipal agencies tied to short-term interest rates with maturities on the face of the underlying securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28, or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based on the interest rate determined during the prior auction. The Company records such securities as short-term investments based on the short-term nature and structure, the frequency with which the interest rate resets, and the ability to sell auction rate securities at par and at the Company’s discretion with the intent of meeting the Company’s short-term working capital requirements.

Investments in auction rate securities are classified as available-for-sale and are reported at fair value in the Company’s consolidated balance sheets. There were no unrealized gains or losses as of December 31, 2006. The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2006 (in thousands).

December 31, 2006
Within one year	$—
After one year through five years	—
After five years through ten years	—
After ten years	22,325
$22,325

Proceeds from sales of short-term investments totaled $30.3 million in the year ended December 31, 2006. There were no realized gains or losses related to the sales of short-term investments in the year ended December 31, 2006.

8.                 INVENTORIES

Inventories by major classification are as follows (in thousands):

	December 31,
	2006	2005
Finished goods	$78,938	$25,449
Work-in-progress	445	6
Raw materials	6,827	3,039
	$86,210	$28,494

9.                 PROPERTY AND EQUIPMENT

Property and equipment includes the following (in thousands):

	December 31,
	2006	2005
Machinery and equipment	$40,195	$16,790
Leasehold improvements	3,529	664
Subtotal	43,724	17,454
Less accumulated depreciation and amortization	(8,875)	(2,689)
	$34,849	$14,765

Depreciation expense of $6.2 million, $2.0 million and $211,000 was recorded for the years ended December 31, 2006, 2005 and 2004, respectively. As the Company translates the ending fixed assets and accumulated depreciation at the balance sheet rate and records depreciation expense using the weighted average rate of exchange for the applicable period, a difference between the recorded depreciation expense and the change in accumulated depreciation exists. Certain equipment held under capital leases in the amounts of $322,000 and $307,000 at December 31, 2006 and 2005, respectively, are classified as equipment and amortized using the straight-line method over the lease term. Amortization of assets under capitalized leases is included in depreciation expense.

10.          ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities include the following (in thousands):

	December 31,
	2006	2005
Accrued compensation and benefits	$9,724	$1,936
Professional services	2,866	2,110
Fulfillment and freight	4,374	1,695
Sales/Use tax payable	2,300	307
Accrued purchase price related to EXO	2,890	—
Preferred dividends	—	161
Other	8,955	1,969
	$31,109	$8,178

11.          NOTES PAYABLE

Notes Payable include the following (in thousands):

	December 31,
	2006	2005
Westland note payable	$122	$—
Foam Creations demand note payable	—	2,016
Revolving credit facility	—	5,941
	$122	$7,957

Jibbitz, a wholly owned subsidiary, holds a demand note payable to Westland Development Services for $122,000 bearing interest at a rate of 7.5%. The note is for construction costs for leasehold improvements to its headquarters building.

Foam Creations, a wholly owned subsidiary, holds a demand note payable to a bank in the amount of up to $2.1 million, bearing interest at base rate plus 0.50%. No amounts were outstanding on this loan as of December 31, 2006. Foam Creations also has an authorized credit line of $300,000 for currency exchanges. No amounts were outstanding on this line as of December 31, 2006. The demand note is secured by the accounts receivable and inventories associated with Foam Creations. Annually, in April, the note is required to be renewed by the bank. Under the terms of the demand note, Foam Creations must satisfy certain restrictive covenants as to minimum financial ratios. Foam Creations was in compliance with these covenants as of December 31, 2006.

In April 2005, Crocs, Inc. entered into a $5.0 million secured revolving credit facility. In October 2005, the Company amended and restated the existing credit facility increasing the amount available under the original facility to $20.0 million. The total amount available at any time was subject to a borrowing base calculation based on various percentage of accounts receivable, inventory and fixed assets. The revolving credit facility bore interest at floating rates based on the higher of the lender’s prime rate plus 1.0% or the Federal Funds rate plus 1.5%. The revolving credit facility was secured by all of the Company’s assets and was scheduled to terminate on October 26, 2008. Debt issue costs incurred in connection with the issuance of the revolving credit facility were included in other non-current assets and were amortized over the term of the related agreements on the interest method. The funds were drawn primarily to fund accrued members’ distributions, to purchase manufacturing operations in Mexico, and to make inventory purchases.

In January 2006, in connection with the preparation of a compliance certificate for the secured revolving credit facility entered into in October 2005, the Company determined it was not in compliance with certain covenants including its monthly EBITDA and capital expenditure financial covenants. On January 18, 2006, the Company received a waiver of all non-compliance with its covenants under this revolving credit facility.

In February 2006, the Company terminated the credit facility and repaid all amounts borrowed against its $20 million revolving credit facility and is no longer able to borrow against the facility. The repayment was funded with proceeds from the Company’s initial public offering.

12.          LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
Loan from Development Bank of Canada	$—	$2,433
Loan from National Bank of Canada for the purchase of fixed assets	—	796
Loan from National Bank of Canada	—	530
Capital lease obligations for equipment due on various dates through 2009 with interest rates ranging from 4.25% to 8.97% per annum	218	307
Capital lease obligations for capitalized software due on December 1, 2007 with an effective interest rate of 6.75% per annum	317	—
	535	4,066
Less current portion	419	644
Total long-term debt	116	$3,422

In March 2006, the Company repaid the loan from the Development Bank of Canada and loans from the National Bank of Canada. These repayments were funded with proceeds from the Company’s initial public offering. At September 30, 2006, the Company had an additional loan from the National Bank of Canada that was scheduled to mature in May 2011, which the Company repaid in October 2006.

See note 16 for maturities of capital lease obligations.

13.          ALLOWANCES

The changes in the Company’s allowance for doubtful accounts and reserve for sales returns and allowances for the years ended December 31, 2006, 2005 and 2004, are as follows (in thousands):

	Balance at Beginning of Year	Charged to costs and expenses	Deductions and write-offs	Balance at End of Year
Year ended December 31, 2004:
Allowance for doubtful accounts	$24	$193	$58	$159
Reserve for sales returns and allowances	—	46	—	46
Year ended December 31, 2005:
Allowance for doubtful accounts	159	594	187	566
Reserve for sales returns and allowances	46	2,977	2,461	562
Year ended December 31, 2006:
Allowance for doubtful accounts	566	1,719	595	1,690
Reserve for sales returns and allowances	562	3,266	1,014	2,814

14.          INCOME TAXES

Prior to the Company’s conversion to a C corporation in January 2005, the Company was treated as a partnership for U.S. federal and state income tax purposes. Under U.S. tax law, partnerships are treated as flow-through entities and are not subject to direct taxation. The provision for income taxes consisted of the following (in thousands):

	December 31,
	2006	2005	2004
Current—U.S. federal	$20,196	$10,223	$—
Current—U.S. state	1,009	1,451	—
Current—foreign	13,041	733	48
Total current income taxes	34,246	12,407	48
Deferred—U.S. federal	(1,741)	(2,779)	—
Deferred—U.S. state	(8)	(244)	—
Deferred—foreign	(288)	(67)	(191)
Total deferred income taxes	(2,037)	(3,090)	(191)
Total income tax expense (benefit)	$32,209	$9,317	$(143)
Pre-tax income (loss) U.S.	52,429	25,138	(1,337)
Pre-tax income (loss) foreign	44,197	1,151	(300)

The Company’s income tax payable (receivable) balances are as follows as of December 31, 2006 (in thousands):

	December 31,	December 31,
	2006	2005
Federal income tax payable	$—	$7,266
Federal prepaid income tax	(3,747)	—
State income tax payable	351	1,126
State prepaid income tax	(968)	—
Foreign income tax payable	12,114	305
	$7,750	$8,697

On October 22, 2004, the American Jobs Creation Act was signed into law. This Act created a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The Company elected not to repatriate any earnings under the Act. The Company has indefinitely reinvested approximately $32.4 million of the cumulative undistributed earnings of its foreign subsidiaries. Such earnings would be subject to U.S. taxation if repatriated to the U.S.

Reconciliations of the statutory federal income tax rate to the Company’s actual rates based on income or loss before income tax are summarized as follows:

	December 31,
	2006	2005	2004
Consolidated pre tax book income	35.0%	35.0%	35.0%
State taxes	1.1	2.8	—
Deferred tax benefit from conversion to C Corporation	—	(3.0)	—
Foreign rate differential	(2.8)	(0.3)	(0.1)
Partnership income not subject to tax	—	—	(26.2)
Other	—	0.9	—
	33.3%	35.4%	8.7%

The Company’s deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Current deferred tax assets:
Accrued expenses	$1,487	$747
Inventory	2,206	1,192
Total current deferred tax assets	$3,693	$1,939
Long-term deferred tax assets:
Stock compensation expense	$2,643	1,367
Other	311	121
Total non-current deferred tax assets	$2,954	$1,488
Long-term deferred tax liabilities:
Property and equipment	$2,343	$856
Intangible assets	995	1,320
Other	27	—
Total non-current deferred tax liabilities	$3,365	$2,176

Deferred tax liabilities arise from temporary differences in the remaining depreciable basis of assets for financial and tax reporting purposes. The purchase of Foam Creations, Inc. gave rise to adjustments to the asset values on allocation of the purchase price for financial reporting purposes. These adjustments are not recorded for income tax reporting purposes. As a result, the Company will record greater depreciation and amortization on the acquired assets for financial reporting purposes than it will for tax reporting purposes and consequently has recorded a deferred tax liability for purchase price adjustments of $1.5 million. During the years ended December 31, 2006 and 2005, $10.3 million and $983,000 respectively were recorded as additional paid-in capital related to the excess tax benefit of stock-based compensation, respectively.

On January 3, 2005, the Company converted from a limited liability company to a C corporation. For tax years beginning and subsequent to January 1, 2005, the Company is subject to corporate-level U.S. federal and state income taxes. The Company recognized an income tax benefit of $797,000 in 2005 related to the net deferred tax assets of the partnership existing as of December 31, 2004.

15.          COMMITMENTS AND CONTINGENCIES

The Company leases space for certain of its offices, warehouses, vehicles and equipment under leases expiring at various dates through 2026. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Certain leases also contain escalation clauses based on an existing rate, such as the consumer price index. These items are factored into the minimum lease payment and recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the balance sheet in accrued expenses. Rent expense was $8.3 million, $1.9 million, and $208,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Minimum future annual rental commitments under non-cancelable operating leases for each of the five succeeding years as of December 31, 2006, are as follows (in thousands):

Fiscal years ending December 31,
2007	$6,380
2008	6,207
2009	5,866
2010	4,891
2011	4,318
Thereafter	1,360
Total	$29,022

On September 17, 2004, the Company entered into a manufacturing supply agreement with MDI Products, LLC (“MDI”), a Florida limited liability company under which the Company agreed to purchase 15,000 pairs of shoes per month for 36 months to maintain exclusivity. The pricing will be agreed on every twelve months. Termination fees apply for losses incurred by MDI for premature termination by the Company.

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

The Company guarantees the payment of its third party manufacturer in China for purchases of material for the manufacture of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $2.8 million). The Company evaluates the estimated loss for the guarantee under SFAS No. 5, Accounting for Contingencies (“SFAS 5”), as interpreted by FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. To date, the Company has not made any payments under the guarantee and as of December 31, 2006, has not recorded a liability related to the guarantee in its financial statements as the Company does not believe the potential obligation under this guarantee is material.

16.          CAPITALIZED LEASE OBLIGATIONS

The Company had capitalized lease obligations for equipment due on various dates through 2009 of $535,000 as of December 31, 2006. The interest rates range from 4.25% to 8.97% per annum. These lease obligations are collateralized by the related assets with a net book value of $815,000 as of December 31, 2006.

Maturities of capital lease obligations as of December 31, 2006, are as follows (in thousands):

2007	$519
2008	111
2009	9
Total minimum lease payments	$639
Less—amount related to interest	104
Principal portion of future obligations	535
Less—current portion	419
$116

The following table summarizes the assets recorded in intangible assets (Note 4) and property and equipment (Note 9) that are recorded as capital leases (in thousands):

	December 31,
Classes of property	2006	2005
Capitalized software	$642	$—
Equipment	322	307
Less accumulated amortization/depreciation	(149)	—
	$815	$307

17.          RELATED PARTIES

The Company entered into the following related party transactions (in thousands):

	December 31,
	2006	2005	2004
Flextronics:
Rent Expense	$159	$91	$—
Crocs Hawaii (owned by a former director):
Period-end accounts receivable balance due to the Company	—	—	117
Sales	—	250	142

In May 2005, the Company subleased an office building from Flextronics USA, Inc. Two of our directors, Messrs. Marks and Sharp, also serve as directors of Flextronics and Messrs. Smach serves as the Chief Financial Officer. The Company paid Flextronics $159,000 and $91,000 for lease payments for the years ended December 31, 2006 and 2005, respectively. This lease expired on March 31, 2007. The Company paid $40,000 in lease payments in 2007.

The Company executed a separation agreement with its former chief executive officer and director on January 1, 2005. The terms of the arrangement were agreed to by the Company and the former chief executive officer as of December 31, 2004, consequently, the Company has recorded the present value of the severance and health insurance continuation in the 2004 financial statements. The total amount recorded was $606,000, which has been reflected in selling, general and administrative expenses. The amount recorded has been discounted over the future payment terms at 6%. The corresponding liability is recorded in other current and non-current liabilities, for amounts due in 2007 and beyond, and accrued expenses and other liabilities for amounts due in 2006.

In connection with the separation agreement discussed above, the Company and former chief executive officer entered into an exclusive distribution agreement that commenced July 1, 2005. The distribution agreement is for specified territories in Central America and has an initial term of two years. The agreement provides for renewal periods at the former chief executive officer’s option, if specified sales volumes are attained. Pricing under this agreement is set at a discount off the Company’s then current wholesale pricing. Additionally, effective July 1, 2005, the Company and the former chief executive officer entered into an agreement providing him the right to license and/or franchise airport kiosks selling the Company’s products for a period of 10 years, subject to the Company’s right to terminate the agreement if specified numbers of kiosks are not opened in timeframes specified.

18.          REDEEMABLE CONVERTIBLE PREFERRED SHARES

In June 2004, the Company issued 7,452,492 Class C Redeemable Preferred Membership Units (“Class C Units”) in the aggregate amount of $5.5 million. The proceeds were used to fund the acquisition of Foam Creations. Holders of Class C Units were entitled to receive out of the net profits of the Company, a dividend at the rate of five percent (5%) per annum on their initial investment payable semi-annually on the first day of June and December of each year beginning December 1, 2004; the dividends were cumulative and payable before any dividend or distribution is set apart or paid to common stockholders.

In January 2005, in connection with the change from a limited liability company to a corporation, the Company redesignated the Class C Units as Series A Redeemable Preferred Shares (“Series A Shares”). Although there were no redesignation features on the original Class C Units, the redesignation was on a one for one basis and the rights and privileges were substantially the same for the old and new securities, except as follows. The redemption feature of the Series A Shares consisted of the right of the holder, commencing on July 1, 2009, to put any unconverted Series A Shares to the Company for the original issuance amount plus all accumulated and unpaid dividends. The redesignation had no impact on the Company’s accounting for this issuance. In April 2005, the Series A Shares were amended to participate in dividends with common stock and in February 2006 converted to common stock in connection with the Company’s initial public offering.

The Series A Shares had a preference in liquidation equal to the amount of the initial investment, $5.5 million plus all accumulated and unpaid dividends. The shares were convertible at any time at the option of the holder for common shares on a one for one basis and were automatically converted to common stock in February 2006 on the Company’s initial public offering.

Because the Series A Shares included a redemption feature that was outside of the control of the Company, the Company classified the Series A Shares outside of stockholders’ equity in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities.” In accordance with EITF Topic D-98, the fair value at date of issuance, $5.5 million was recorded outside of stockholders’ equity in the accompanying balance sheet. Dividends on the Series A Shares are reflected as a reduction of net income (loss) attributable to common stockholders.

19.          REDEEMABLE COMMON SHARES

In May 2003, the Company granted certain holders of its Class B Units the right to put the units back to the Company commencing in the second quarter of 2006. Under the terms of the agreements, the purchase price was the greater of the holder’s original investment or the holder’s then current percentage ownership of the Company multiplied by the aggregate of the prior three fiscal years’ net income. At December 31, 2005, a total of 8,410,320 shares were subject to this put right. In accordance with EITF Topic D-98, the Company reclassified the estimated fair value of these units, $1.8 million, outside of stockholders’ equity as of the date of the agreements. In connection with the reclassification, there was a deficit of the carrying value of Class B units in the amount of $391,000 which was recorded in accumulated deficit. In February 2006, in connection with the initial public offering of the Company’s common stock, this put right expired and these shares were converted to common stock on a one for one basis and classified in stockholders’ equity.

20.          OPERATING SEGMENTS AND RELATED INFORMATION

The Company operates in the consumer products industry in which the Company designs, manufactures, markets and distributes footwear, apparel and accessories. Operating results are assessed on an aggregate basis to make decisions about necessary resources and in assessing performance. Consequently, under the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (“SFAS 131”), and based on the nature of the financial information that is received by the chief executive officer as chief operating decision maker, the Company has one reportable segment for financial statement purposes.

The Company’s sales by product line are as follows (in thousands):

	December 31,
	2006	2005	2004
Shoes	$342,437	$102,490	$10,909
Other	12,291	6,091	2,611
	$354,728	$108,581	$13,520

Geographic information about the United States and international territories is presented below, the Company has allocated revenues to the geographic locations based on the location of the customer (in thousands):

	December 31,
Revenue	2006	2005	2004
United States	$242,227	$100,475	$13,520
Canada	21,779	2,214	—
Mexico	1,499	79	—
North America Total	265,505	102,768	13,520
Asia	54,382	4,671	—
Europe	30,286	1,042	—
All other	4,555	100	—
	$354,728	$108,581	$13,520
Total for countries outside the United States	$112,501	$8,106	—

	December 31,
Long-lived assets	2006	2005
United States	$36,146	$8,504
Canada	13,636	10,892
Mexico	1,204	832
North America Total	50,986	20,228
Asia	3,132	164
Europe	4,494	20
	$58,612	$20,412
Total for countries outside the United States	$22,466	$11,908

Revenues from one customer totaled approximately 12% of consolidated revenues during the year ended December 31, 2005. There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2006 and 2004.

21.          LEGAL PROCEEDINGS

In January 2005, Crocs’ direct subsidiary Foam Creations filed a lawsuit against Holey Soles Holdings Ltd. (“Holey Soles”) in the Federal Court of Canada, Trial Division (at Toronto, Ontario). The complaint alleges trademark and copyright infringement relating to the design of some of Crocs’ shoe models. Crocs is seeking a permanent injunction with respect to any further acts of infringement on its intellectual property, as well as damages and attorneys’ fees. This action is still pending.

In August 2005, Holey Soles filed a lawsuit against Crocs in the United States District Court for the Southern District of New York. Holey Soles seeks a declaratory judgment that Crocs does not have any valid copyright or trade dress rights with respect to the design of its footwear. In addition, Holey Soles seeks a declaratory judgment that the manufacture, sale and distribution of its footwear products does not constitute unfair competition and does not infringe on Crocs’ copyrights or trade dress rights. On Crocs’ motion, the action has been transferred to the United States District of Colorado where it has been stayed pending the outcome of The International Trade Commission (“ITC”) Investigation No. 337-TA-567 discussed below. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. The utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng’s Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge (“ALJ”) issued an Initial Determination of non-infringement related to one of the patents at issue. Crocs filed a petition with the Commission to review this determination. The Commission granted Crocs’s petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ’s determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission’s order. On February 22, 2007, the ALJ issued an order scheduling an administrative trial on all issues, which had previously been postponed, for January 14, 2008. On March 1, 2007, the Company petitioned the Commission to review the ALJ’s scheduling order and set an earlier trial date.

On April 3, 2006, Crocs filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10 the utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. Crocs has entered into settlement agreements with Australia Unlimited, Inc., and on January 25, 2007 filed a stipulation for dismissal of all claims and counterclaims. Crocs has entered into settlement agreement with D. Myers & Sons, Inc. and plans to file a consent judgment with the court related to D. Myers & Sons, Inc. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

On January 29, 2007, Crocs filed an action in Colorado District Court, Boulder County, alleging breach of contract by Australia Unlimited. Crocs alleges Australia Unlimited breached the settlement agreement from the prior litigation by introducing a new shoe design not approved by Crocs. Crocs obtained a temporary restraining order enjoining Australia Unlimited sale of the new shoe; however, Crocs’ motion for preliminary injunction was denied. Australia Unlimited removed the case to federal court, Case No. 07CV00221, and alleged a counterclaim for breach of contract and that it is entitled to recover damages for the time that the temporary restraining order was in effect.

Although the Company is subject to other litigation from time to time in the ordinary course of its business, the Company is not party to any other pending legal proceedings that the Company believes will have a material adverse impact on its business.

22.          UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Quarter Ended March 31,(a)	Quarter Ended June 30,	Quarter Ended September 30,	Quarter Ended December 31,
Year Ended December 31, 2006
Revenues	$44,844	$85,635	$111,345	$112,904
Gross profit	23,681	46,970	64,824	65,095
Income from operations	9,992	23,658	31,480	30,216
Net income	6,440	15,666	21,526	20,785
Net income attributable to common stockholders	6,407	15,666	21,526	20,785
Basic income per common share	$0.19	$0.41	$0.56	$0.53
Diluted income per common share	$0.17	$0.39	$0.53	$0.51
Year Ended December 31, 2005
Revenues	$10,958	$25,769	$38,294	$33,560
Gross profit	6,839	13,969	22,181	17,819
Income from operations	2,166	5,417	12,347	6,962
Net income	2,040	3,350	7,411	4,171
Net income attributable to common stockholders	1,972	3,282	7,341	4,102
Basic income per common share	$0.08	$0.13	$0.22	$0.12
Diluted income per common share	$0.06	$0.10	$0.22	$0.12

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

23.          SUBSEQUENT EVENTS

On January 31, 2007, the Company acquired substantially all of the assets of Ocean Minded, LLC for $1.75 million in cash, plus a potential earn-out of up to $3.75 million based on Ocean Minded hitting certain earnings targets over a three year period. Ocean Minded is a designer and manufacturer of high quality leather and EVA based sandals primarily for the beach, adventure and action sports markets. Ocean Minded utilizes recycled and recyclable materials whenever possible and is well known in the action sports industry as a leading advocate for environmental awareness and responsibility. Ocean Minded’s sandals target primarily young men and women who seek high quality fashion sandals with an emphasis on style and comfort.