Form 10-K/A
period 2006-12-31
Crocs, Inc.
filed 2007-04-30
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐.

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

The number of shares of the Registrant’s common stock outstanding as of March 31, 2007 was 39,915,289.

Crocs Inc.
2006 Annual Report on Form 10-K/A
Table of Contents

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007, for the purpose of providing the information required by Part III of Form 10-K. The information required by Part III of Form 10-K is no longer being incorporated by reference from The Registrant’s Proxy Statement. Except as set forth in Part III below, no other changes are made to the original Form 10-K for the fiscal year ended December 31, 2006. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update in any way the disclosures contained in the original Form 10-K. Throughout this report, references to the “Company,” “we,” “our,” or “us” refer to Crocs, Inc., and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our executive officers and members of our board of directors.

Name	Age	Position(s)
Ronald R. Snyder	50	Chief Executive Officer, President and Director
John P. McCarvel	50	Chief Operating Officer and Executive Vice President
Peter S. Case	46	Chief Financial Officer, Senior Vice President—Finance and Treasurer
Michael C. Margolis	55	Vice President—Sales & Marketing
Raymond D. Croghan	57	Director
Ronald L. Frasch	58	Director
Marie Holman-Rao	58	Director
Michael E. Marks	56	Director
Richard L. Sharp	60	Chairman of the Board of Directors
Thomas J. Smach	46	Director

Ronald R. Snyder has served as our Chief Executive Officer since January 2005, was appointed as our President and a director in June 2004, and served as a consultant from October 2003 to June 2004. From March 2004 to December 2004, he was Chief Executive Officer of Vinci Corporation, a home theater equipment company. From April 2000 to December 2003, Mr. Snyder served as a senior executive with Flextronics International Ltd., a NASDAQ-listed electronics equipment manufacturer, where he was most recently President of the Flextronics Design division. Mr. Snyder joined Flextronics on its acquisition of The Dii Group, Inc., of which he was a founder and officer and where he had previously led various groups, including manufacturing operations, mergers and acquisitions, and sales and marketing.

John P. McCarvel has served as Chief Operating Officer and Executive Vice President since February 2007 and as our Senior Vice President—Global Operations from October 2005 to February 2007 and served as our Vice President—Asian & Australian Operations from January 2005 to September 2005, after providing consulting services to us during 2004. From October 2001 to January 2005, Mr. McCarvel served as Vice President for the Design, Test and Semiconductor division of Flextronics International Ltd., where he was responsible for building Flextronics’s engineering infrastructure in Asia and growing Flextronics’s business in the region. From 1999 to October 2001, he served as President of U.S. Operations and Senior Vice President of Worldwide Sales and Marketing for Singapore Technology Assembly Test Services Ltd., a semiconductor services company. He previously worked in executive level positions with Micron Custom Manufacturing Services, Inc. and The Dii Group, Inc.

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

Ronald L. Frasch has served as Vice Chairman and Chief Merchant of Saks Fifth Avenue, a division of Saks, Incorporated, since November 2004. From January 2004 to November 2004, Mr. Frasch was employed by Saks in a non-executive capacity. From April 2000 to January 2004, Mr. Frasch served as Chairman and Chief Executive Officer of Bergdorf Goodman (a subsidiary of Neiman Marcus Group, Inc.) and served as President of GFT North America (a subsidiary of Gruppo GFT, based in Turin, Italy, a global producer, marketer and distributor of fine men’s and women’s clothing, sportswear and furnishings) from 1996 to 2000. Mr. Frasch also served as President and Chief Executive Officer of Escada USA from 1994 to 1996.

Marie Holman-Rao served as President, Design Services of Limited Brands, Inc. from 1997 to March 2006 and currently serves Limited Brands, Inc. as a consultant. From 1993 until 1997, she served in various management positions at Gap, Inc., including, Executive Vice President, Design, Banana Republic, and President, Banana Republic in 1997. Ms. Holman-Rao also served as Senior Vice President and General Merchandise Manager at Ann Taylor from 1992 until 1993, and Vice President, Creative Development, Sport at Adrienne Vittadini, Inc. from 1989 to 1992. From 1986 to 1989, Ms. Holman-Rao served as President of Perry Ellis.

Michael E. Marks has served as a member of our board of directors since August 2004. On January 1, 2006, Mr. Marks joined Kohlberg Kravis Roberts & Co., a private equity firm, as a member of the firm. From January 1994 to January 1, 2006, Mr. Marks served as the Chief Executive Officer of Flextronics International Ltd. He was appointed Chairman of the Board of Flextronics effective on his retirement as Chief Executive Officer on January 1, 2006, and he previously served as Chairman of the Board of Flextronics from 1993 to January 2003. Mr. Marks has served as a member of the board of directors of Flextronics since 1991, and also serves as a director of SanDisk Corporation, Schlumberger Limited and Sun Microsystems Inc.

Richard L. Sharp has served as the Chairman of our board of directors since April 2005. From 1982 to 2002, Mr. Sharp served in various positions with Circuit City Stores, Inc., a consumer electronics and personal computer retailer, most recently as President from 1984 to 1997, Chief Executive Officer from 1986 to 2000 and Chairman of the Board from 1994 to 2002. He is also a director of Flextronics International Ltd. and Chairman of the Board of Carmax, Inc., the nation’s largest specialty retailer of used cars and light trucks.

Thomas J. Smach has served as a member of our board of directors since April 2005. Since January 2005, Mr. Smach has served as the Chief Financial Officer of Flextronics International Ltd. From April 2000 to December 2004, Mr. Smach served as Senior Vice President—Finance of Flextronics. From 1997 to April 2000, he served as the Senior Vice President, Chief Financial Officer and Treasurer of The Dii Group, Inc. Mr. Smach is a certified public accountant. Mr. Smach serves on the board of directors of ADVA AG Optical Networking.

Audit Committee

Messrs. Smach (Chairman), Croghan and Frasch are the current members of our audit committee. The functions of the audit committee include oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the performance, qualifications and independence of our independent auditors and the performance of our internal audit function. Our audit committee is directly responsible, subject to stockholder ratification, for the appointment, retention, compensation, evaluation, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or related work. The purpose and responsibilities of our audit committee are set forth in the Audit Committee Charter approved and amended and restated by our board of directors on September 20, 2006.

All of the members of the audit committee are independent as determined in accordance with the rules of the NASDAQ Global Select Market and relevant federal securities laws and regulations. Our board of directors has determined that Mr. Smach qualifies as an “audit committee financial expert” as defined by the applicable regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and beneficial owners of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of our securities with the Securities and Exchange Commission. Those persons are required to furnish us with copies of these reports. Based solely on copies of reports we have received and representations from our executive officers and directors, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial owners of more than 10% of our common stock were timely made in 2006, except for one late Form 4 filed by John P. McCarvel reporting a sale transaction.

Code of Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including the Company’s principal executive, financial and accounting officers. The Code of Business Conduct and Ethics is posted on the Company website at www.crocs.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our directors and principal executive, financial and accounting officers by posting such information on the Company’s website.

ITEM 11.         Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis provides information regarding our executive compensation objectives and principles, procedures, practices and decisions, and is provided to help give perspective to the numbers and narratives that follow in the tables in this section. This discussion will focus on our objectives, principles, practices and decisions with regards to the compensation of the following four named executive officers (the “NEOs”):

•       Ronald R. Snyder, Chief Executive Officer and President

•       John P. McCarvel, Chief Operating Officer and Executive Vice President

•       Peter S. Case, Chief Financial Officer, Senior Vice President-Finance and Treasurer

•       Michael C. Margolis, Vice President-Sales and Marketing

•       Caryn D. Ellison, Former Chief Financial Officer, was a named NEO until April 6, 2006.

Executive Compensation Objectives and Principles

The overall objective of our executive compensation program is to create long-term value for our stockholders by attracting and retaining talented executives, rewarding superior operating and financial performance, and aligning the long-term interests of our executives with those of our stockholders. Accordingly, our executive compensation program incorporates the following principles:

•       Compensation should be based on individual job responsibility, demonstrated leadership ability, management experience, individual performance and our performance. Employees in positions of leadership and broad responsibility are generally compensated by elements that are linked to our overall performance and stockholder returns.

•       Compensation should reflect the fair market value of the services received. We believe that a fair and competitive pay package for the NEOs is essential to attract and retain talented executives in key positions.

•       Compensation is designed to reward NEOs based on both our short-term and long-term performance. Base pay is tied to individual performance and market conditions for similar positions. Bonuses are tied to achievement of short-term quantitative performance goals that we believe closely correlate to share value. Long-term performance is rewarded through equity-based awards such as stock options, the value of which depends on future share prices, and the realization of which is contingent on satisfaction of vesting schedules requiring continued service with us.

•       Compensation should foster long-term focus. Compensation is designed to align executives’ interests with those of the stockholders. A significant percentage of total compensation is allocated to non-cash compensation as a result of this philosophy. We do not use an exact formula for allocating between cash and non-cash compensation.

The Compensation Committee forms its judgments regarding the levels and component mix of executive compensation by considering the market competition for executive talent, the risk to an executive inherent in employment with a company that has a relatively short operating history, and our financial goals. Several specific financial metrics were used by the Compensation Committee in determining the final 2006 compensation for executives include the following:

•       Revenues increased 226.6% to $354.7 million in 2006 from $108.6 million in 2005.

•       Net income increased 278.8% to $64.4 million in 2006 from $17.0 million in 2005.

•       Diluted earnings per share increased 215.7% to $1.61 in 2006 from $0.51 in 2005.

Executive Compensation Procedures

To attain our executive compensation objectives and implement the underlying compensation principles, we follow the procedures described below.

Role of the Compensation Committee.   The Compensation Committee has responsibility for establishing and monitoring the executive compensation programs and for making decisions regarding the compensation of the NEOs. The agenda for meetings of the Compensation Committee is determined jointly by the Chairman of the Compensation Committee and the Chief Executive Officer. Compensation Committee meetings are held regularly and attended by the Chief Executive Officer. The Compensation Committee also meets in executive session. The Compensation Committee sets the Chief Executive Officer’s compensation. The Compensation Committee also reviews the recommendations of the Chief Executive Officer with respect to compensation of the other NEOs and, after reviewing such recommendations, sets the compensation of the other NEOs. The Compensation Committee also monitors, administers and approves awards under our various incentive compensation plans for all levels of our employees, including awards under our incentive bonus plan and stock option plan.

The Compensation Committee relies on its judgment in making compensation decisions after reviewing our performance and evaluating each executive’s performance against established goals, leadership ability and responsibilities, and current compensation arrangements. When setting total compensation for each of the NEOs, the Compensation Committee reviews the NEO’s current compensation, including equity and non-equity based compensation. The Compensation Committee also evaluates surveys and other available data regarding the executive compensation programs of comparative companies. The compensation program for NEOs and the Compensation Committee assessment process are designed to be flexible so as to better respond to the evolving business environment and individual circumstances.

Role of Consultants.   Neither the Compensation Committee nor management has contracted with a third party consultant for determining the amount or particular form of any NEO compensation, but may seek the advice of such persons in the future.

No Employment and Severance Agreements.   The current NEOs do not have employment, severance or change-in-control agreements, although unvested options and restricted stock may become vested on a change in control pursuant to individual option or restricted stock award agreements. The NEOs serve at the will of the Board, which enables us to terminate their employment with discretion and to determine the terms of any severance. This is consistent with our performance-based employment and compensation philosophy.

Elements of Compensation

Our executive compensation objectives and principles are implemented through the use of the following elements of compensation, each discussed more fully below:

•       Base Pay

•       Performance-Based Bonus

•       Long-Term Equity Awards

•       Other Personal Benefits

Our executive compensation program seeks to attract, retain, and motivate exemplary executive talent able to succeed in our fast paced high growth company. Our executive compensation program also seeks to hold our executives accountable and reward them appropriately for successful business results. We are firmly committed to our stockholders and our executive compensation program is structured to align our executives with our stockholders’ interests. To meet each of these objectives, our core executive compensation program encompasses base salaries, annual performance-based incentive compensation, and long-term equity incentive awards. We believe the total compensation opportunities offered to our executives are sufficient to reduce the need for anything other than limited executive perquisites (which are detailed later in this report) or enhanced benefit programs beyond those that are typically available to all other employees.

The Compensation Committee does not utilize an exact calculation in determining the break down of NEO compensation between base pay, annual performance-based bonus, and long-term equity awards. However, the Compensation Committee takes into consideration all forms of compensation and because we are a rapidly growing company, we believe that a substantial portion of each NEOS compensation should be in the form of annual performance-based bonus and equity awards.

Base Pay.   For 2006, the Compensation Committee established base pay by considering the size of our operations, the responsibilities of the NEO’s and the competitive marketplace for executive talent in similar positions. In general, base pay of the NEOs is set at levels where we are competitive with our market peers of the S&P 600 Footwear Index (“Peers”), with the expectation that shortfalls in base pay, if any, will be recouped through performance bonuses should our performance warrant the NEO to receive performance bonuses. The Compensation Committee sets the base pay of the Chief Executive Officer. Base pay for other NEOs is set by the Compensation Committee after reviewing the recommendation of the Chief Executive Officer. Annual adjustments are influenced by growth of our operations, revenues and profitability, individual performance, changes in responsibility and other factors.

Performance-Based Bonuses.   We maintained a performance-based bonus program (the “2006 Bonus Plan”) for our NEOs. Under the 2006 Bonus Plan, NEOs were eligible to receive cash bonuses, contingent on the attainment during that year of our predetermined performance goals.

In an effort to encourage achievement of our performance objectives, the amount of bonus paid to the NEOs for the year was set at a level which the Compensation Committee believes was in excess of our Peers. The combination of base pay and performance-based bonuses was intended to result in an aggregate rate of salary and bonus compensation exceeding competitive, market standards when we exceeded the performance objectives set by the Compensation Committee. The Compensation Committee believes that a compensation plan exceeding competitive, market standards offered NEOs additional incentive to outperform our market peers.

Under the 2006 Bonus Plan, the targeted bonus amount for each NEO was expressed as a percentage of the NEO’s base pay. The Compensation Committee determined the minimum, target and maximum bonus levels for the NEOs. The target bonus level for the NEOs in 2006 were between 50% and 100% of base pay and were contingent on us achieving diluted earnings per share of $0.78, excluding share-based compensation expense. The maximum bonus levels for NEO’s in 2006 were between 90% and 200% and were contingent on us achieving diluted earnings per share of $0.98, excluding share-based compensation expense.

The full amount of the targeted bonus was earned by the NEOs only if we met the targeted financial objectives approved by the Compensation Committee. If we exceeded or failed to meet the targeted financial objectives set by the Compensation Committee, the amount of bonuses paid to the NEOs would be increased or decreased, as applicable. For NEOs, the 2006 financial targets were based on our diluted earnings per share, with the exception of Michael Margolis’s incentive bonus where 75% was contingent on us achieving revenues of at least $240 million for the year ended December 31, 2006. The diluted earnings per share targets were established by the Compensation Committee based on our internal forecast for the year. The payment of target bonuses to the NEOs in 2006 were made quarterly based on quarterly results, because those results were in line with the target bonus level performance objectives. Any unpaid earned bonuses are paid soon after the close of the fiscal year to which the bonuses relate, once the Compensation Committee has determined the amount actually earned and payable. For 2006, our performance entitled the NEOs to the maximum bonus levels under the 2006 Bonus Plan.

The Compensation Committee and Board have discretion to depart from the formula in approving the bonus and increase or decrease bonuses after general results are known. In addition to bonuses paid under the 2006 Bonus Plan, the Compensation Committee approved a discretionary bonus for the NEO’s due to operating results that significantly exceeded the maximum bonus level performance objectives. The discretionary bonuses approved ranged between 25% and 100% of base pay. The percentages were determined by the Compensation Committee based on the extent to which our operating results exceeded the maximum bonus level performance objectives and the estimated contribution and responsibility of the individual NEO. Bonuses earned under the 2006 Bonus Plan and discretionary bonuses are reported under the headings “Non-Equity Incentive Plan Compensation” and “Bonuses,” respectively, in the Summary Compensation Table below.

In March 2007, the Compensation Committee approved the 2007 Bonus Plan with several differences in calculation from the 2006 Bonus Plan. The 2007 Bonus Plan is still based on the achievement of diluted earnings per share. However, instead of the target objective based on the internal forecast for the year, the plan is based on achieving earnings per share growth of between 10% to 175% over our fully diluted earnings per share for the year ended December 31, 2006. The 2007 Bonus Plan awards a bonus expressed as a percentage of 2007 base salary ranging from 25% to 800% depending on the particular executive and the growth rate achieved. If we do not reach the minimum earnings per share target of 10%, the NEOs will not be eligible for bonuses under the plan. The percentages were determined by the Compensation Committee based on the estimated contribution and responsibility of the individual NEO. The Compensation Committee also took into consideration the inherent employment risk accepted by an officer of a rapidly growing company with a limited operating history.

Long-Term Equity Awards.   Discretionary long-term equity awards, in the form of stock options and restricted stock, are granted at the Compensation Committee’s discretion to the NEOs annually in order to provide long-term performance-based compensation, to encourage the NEOs to continue their employment throughout the vesting periods of the awards, to align management and stockholder interests, and to retain executives through the vesting periods. In making such awards, the Compensation Committee considers grant size and the appropriate combination of equity-based awards in making NEO grant decisions. The amount of long-term equity awards granted to NEOs in 2006 was based on the Compensation Committee’s assessment of each NEO’s expected future contributions and award levels of our market peers. We intend to grant long-term equity awards at the Compensation Committee meeting held in connection with our annual meeting of stockholders or meetings held at the conclusion of each year. In 2006, the grant was made on February 7, in conjunction with our initial public offering. In 2007, the Compensation Committee approved stock option grants in January and February for the NEOs, as listed below;

Name and Principal Position	2007 Stock Option Awards: Number of Securities Underlying Options (#)	2006 Stock Option Awards: Number of Securities Underlying Options (#)
Ronald R. Snyder	175,000	467,240
John P. McCarvel	125,000	60,043
Peter S. Case	40,000	120,000
Michael Margolis	30,000	—

We compared our long-term equity award program for 2006 against the equity-based compensation programs of our market peers to assist in determining both the structure and amount of awards to be made in 2007. The Compensation Committee believes that the awards made to NEOs in 2007 were made at levels consistent with those of our market peers and the anticipated contribution and responsibility of the NEO in future years.

Options are granted with an exercise price equal to the closing price per share on the date of grant and vest over four-years with the first year a “cliff” basis and monthly vesting for the remaining three years. Beginning in 2006, we did not grant options with an exercise price below 100% of the trading price of the underlying shares of common stock on the date of grant or grant options that are priced on a date other than the date of grant. Stock options only have economic value to the grantee to the extent the market price of the underlying shares on the exercise date exceeds the exercise price. Accordingly, options provide compensation only if the underlying share price increases over the option term and the NEO’s employment continues until the vesting date. In 2006, the Compensation Committee only granted stock option awards as the component of equity compensation. The Compensation Committee believes the granting of stock options with an exercise price equal to the market value on the date of grant represents a preferred method of equity incentive compensation when compared to stock awards because the value of the award to the NEO is based solely on future increases in the market value of our stock.

Other Benefits.   Other benefits are provided to the NEOs in order to achieve a competitive pay package as detailed in the Summary Compensation Table below. The Compensation Committee believes that those benefits, which are detailed in the Summary Compensation Table under the heading “All Other Compensation,” are reasonable, competitive and consistent with our overall executive compensation program. Those benefits consist principally of employer-paid premiums on health insurance and country club dues.

Deductibility of Executive Compensation

Section 162(m) of the Code imposes a $1 million annual limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer during a tax year or to any of the company’s four other most highly compensated executive officers who are still employed at the end of the tax year. The limit does not apply to compensation that the meets the requirements of Code Section 162(m) for “qualified performance-based” compensation (i.e., compensation paid only if the executive meets pre-established, objective goals based on performance criteria approved by the company’s stockholders).

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code. In certain situations, the Compensation Committee may approve compensation that does not meet the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for its executive officers. Stock option grants in 2006 were intended to constitute “qualified performance-based compensation” under Section 162(m). Our 2006 annual performance bonuses, however, were not “qualified performance-based compensation.”

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation paid to our Chief Executive Officer, and Chief Financial Officer, our two other most highly compensated executive officers and our former Chief Financial Officer collectively referred to as the NEOs during our fiscal year ended December 31, 2006. The compensation described in this table does not include benefits that are generally available to all of our salaried employees.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ronald R. Snyder	2006	$500,000	500,000	$344,937	$1,603,296	$1,000,000	$10,711	$3,958,944
Chief Executive Officer and President(2)
John P. McCarvel	2006	275,000	220,000	460,333	132,655	440,000	—	1,527,988
Chief Operating Officer and Executive Vice President
Peter S. Case	2006	249,000	82,500	—	258,034	230,000	10,116	829,650
Chief Financial Officer, Senior Vice President— Finance and Treasurer(3)
Michael Margolis	2006	231,000	57,500	66,185	475,992	230,000	—	1,060,677
Vice President—Sales & Marketing
Caryn Ellison	2006	200,000	50,000	177,601	77,421	150,000	—	655,022
Vice President—Finance(4)

(1)                 Amounts reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with SFAS 123R and includes amounts from awards granted in and prior to 2006. Assumptions used in the calculations of these amounts are included in Footnote 5 to our Consolidated Financial Statements for the year ended December 31, 2006.

(2)                 All other compensation represents $6,179 for incremental healthcare premiums paid by the company on behalf of the employee and $4,521 for golf club membership fees. The Company covers 100% of the healthcare premiums for certain executives, a benefit that is not offered to other employees.

(3)                 Mr. Case began his employment with us on February 6, 2006, as such the compensation disclosed is only for the period from February 6, 2006 to December 31, 2006. All other compensation represents $6,179 for incremental healthcare premiums paid by the company on behalf of the employee and $3,937 for golf club membership fees. The Company covers 100% of the healthcare premiums for certain executives, a benefit that is not offered to other employees.

(4)                 On April 4, 2006, Ms. Ellison changed roles from Vice President of Finance and Chief Financial Officer to Vice President of Finance.

Grants of Plan-Based Awards Table

The table below summarizes the options granted during the year ended December 31, 2006 to each of the NEOs listed in the Summary Compensation Table.

	Grant	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)		All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option
Name	Date	Target ($)	Maximum ($)	(#)	($/Sh)	Awards(2)
Ronald R. Snyder	2/7/2006	$500,000	$1,000,000	467,240	$21.00	$4,784,817
John P. McCarvel	2/7/2006	220,000	440,000	60,043	21.00	614,876
Peter S. Case	2/7/2006	165,000	230,000	120,000	21.00	1,228,872
Michael C. Margolis	—	115,000	230,000	—	—	—
Caryn D. Ellison	2/7/2006	100,000	150,000	35,043	21.00	358,861

(1)          Awards represent possible payments under our 2006 Bonus Plan. Payments are based on specified target levels of diluted earnings per share, as described in the Compensation Discussion and Analysis. The actual amounts earned for fiscal year 2006 are reported in the Summary Compensation Table as Non-Equity Incentive Plan Compensation. Executives must have been employed on the date the payments were made to have been eligible for a payment. The target payments were based on achieving the target level of performance with ranges from 50% to 100% of salary. The maximum payments were based on the plan maximum, which ranges from 75% to 200% of salary.

(2)          Grant date fair value for stock options was determined pursuant to FAS 123R. Assumptions used in the calculations of these amounts are included in Footnote 5 to our Consolidated Financial Statements for the year ended December 31, 2006.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Arrangements

We have entered into employment agreements with Mr. Case and Ms. Ellison as set forth below.

On February 2, 2005, we entered into an at-will employment arrangement with Mr. Case, our Chief Financial Officer, Senior Vice President—Finance, and Treasurer, pursuant to which we paid Mr. Case a monthly salary of $22,917, as well as a performance based bonus target of $41,250 per quarter, prorated for the first quarter. Under the terms of the arrangement, on February 7, 2006, we granted Mr. Case options to purchase 120,000 shares of our common stock at $21.00 per share, which was the initial public offering price of our common stock and the fair market value of our common stock at the time of grant.

On October 18, 2004, we entered into an at-will employment arrangement with Caryn Ellison, our Vice President—Finance. The arrangement called for Ms. Ellison to be compensated at a rate of $16,000 per month and provides that we will pay six months severance in the event Ms. Ellison’s employment is terminated by us.

Awards

On February 7, 2006, the Compensation Committee granted stock option awards to several of our NEOs. The awards vest one-fourth after the first anniversary of the grant date with the remainder vesting in 36 equal and successive monthly installments after the applicable initial vesting date.

No other restricted stock or stock options were awarded to NEOs in the year ended December 31, 2006, however, we issued shares of our common stock pursuant to the vesting terms of restricted stock awards made prior to 2006.

Salary and Bonus in Proportion to Total Compensation

In 2006, our NEOs received less than 57% of their total compensation reported in the Summary Compensation Table in the form of base salary and cash incentive awards. As noted in “Compensation Discussion and Analysis” above, we believe that a substantial portion of each NEOs compensation should be in the form of equity awards. Our Compensation Committee believes that our current program substantially aligns our NEOs compensation with our peers, while also permitting our Compensation Committee to provide incentives to the NEOs to pursue performance that increases stockholder value. Please see “Compensation Discussion and Analysis” for a description of the objectives of our compensation program and overall compensation philosophy.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes the unexercised options and unvested stock awards as of December 31, 2006 for each of the NEOs listed in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Ronald R. Snyder	467,240	(2)	—	$21.00	2/7/2016	102,228	(4)	$4,416,250
	467,240	(3)		1.02	8/31/2011
John P. McCarvel	60,043	(5)	—	21.00	2/7/2016	78,029	(6)	3,370,810
Peter S. Case	120,000	(7)	—	21.00	2/7/2016	—		—
Michael C. Margolis	151,685	(8)	—	5.69	7/31/2015	—		—
Caryn D. Ellison	35,043	(9)	—	21.00	2/7/2016	116,810	(10)	5,046,192

          (1) Options awarded from inception through September 20, 2006 under the Plan are exercisable immediately on the date grant with the exception of 233,624 shares granted to members of the Board of Directors. In order to preserve the vesting provisions of the options, the shares of our common stock underlying options that are exercised early are subject to a repurchase right by us at the lower of exercise price or fair market value of the underlying stock at the date of repurchase.

          (2) None of the shares of our common stock underlying options from this grant were vested at December 31, 2006. 116,811 shares of our common stock underlying the options vested on January 1, 2007 and the remainder of the shares will vest and will no longer be subject to repurchase in equal monthly installments over the 36 months beginning February 1, 2007.

          (3) 262,823 of the shares of our common stock underlying options from this grant were vested at December 31, 2006. The remainder of the shares of our common stock underlying the options will vest and will no longer be subject to repurchase in equal monthly installments over the 21 months, beginning January 1, 2007.

          (4) The shares from this grant vest and will be issued in equal monthly installments over the 21 months, beginning January 1, 2007.

          (5) None of the shares of our common stock underlying options from this grant were vested at December 31, 2006. 15,012 shares of our common stock underlying the options vested on January 1, 2007 and the remainder of the shares will vest and will no longer be subject to repurchase in equal monthly installments over the 36 months beginning February 1, 2007.

          (6) The shares from this grant will vest and will be issued on July 1, 2007.

          (7) None of the shares of our common stock underlying options from this grant were vested at December 31, 2006. 30,000 shares of our common stock underlying the options vested on February 1, 2007 and the remainder of the shares will vest and will no longer be subject to repurchase in equal monthly installments over the 36 months beginning March 1, 2007.

          (8) 5,835 of the shares of our common stock underlying options from this grant were vested at December 31, 2006. The remainder of the shares of our common stock underlying options will vest and will no longer be subject to repurchase in equal monthly installments over the 24 months beginning January 1, 2007.

          (9) None of the shares of our common stock underlying options from this grant were vested at December 31, 2006. On January 1, 2007, 8,762 shares of our common stock underlying options vested and the remainder of the shares will vest and will no longer be subject to repurchase in equal monthly installments over the 36 months beginning February 1, 2007.

    (10) The shares from this grant will vest and will be issued on October 1, 2007.

Option Exercises and Stock Vested Table

The table below summarizes the options exercised and stock awards vested during the year ended December 31, 2006 for each of the named executive officers listed in the Summary Compensation Table.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ronald R. Snyder	—	$—	58,416	$1,671,915
John P. McCarvel	—	—	77,796	1,956,569
Peter S. Case	—	—	—	—
Michael C. Margolis	128,660	4,762,130	78,029	1,962,429
Caryn D. Ellison	—	—	116,810	3,965,700

Potential Payments on Terminations or Change-In-Control

Our NEOs do not have employment contracts or any special guaranteed payments due on retirement, with the exception of Ms. Ellison. However, based on the terms of our stock option and restricted stock awards, all awards have an acceleration clause that provides that all unvested outstanding equity grants will immediately vest in the event of a change-in-control. The following table summaries potential payments on termination or change-in-control at December 31, 2006.

	Termination for Cause		Change-In-Control
Name	Stock Options Unvested and Accelerated	Severance(1)	Stock Options and Awards Unvested and Accelerated ($)(2)	Severance
Ronald R. Snyder	—	—	23,410,466	—
John P. McCarvel	—	—	4,703,764	—
Peter S. Case	—	—	2,664,000	—
Michael C. Margolis	—	—	5,470,834	—
Caryn D. Ellison	—	$100,000	5,824,147	—

(1)          Based on our employment arrangement with Ms. Ellison, we will pay six months severance in the event Ms. Ellison’s employment is terminated by us.

(2)          All of our stock options and restricted stock becomes vested on a change in control pursuant to individual option or restricted stock award agreements. The calculation of the amount disclosed is based on the number of unvested shares at December 31, 2006 multiplied by the closing price of our common stock on the NASDAQ Global Select Market on December 29, 2006 less the exercise price for stock options.

Compensation of Directors

The table below summarizes the total compensation paid or earned by each of the non-employee directors for the fiscal year ended December 31, 2006.

	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Raymond D. Croghan	$10,000	$416,264	$3,292,968	$3,719,232
Ronald L. Frasch	10,000	36,357	159,200	205,557
Marie Holman-Rao	10,000	36,357	159,200	205,557
Michael E. Marks	11,250	416,264	3,292,968	3,720,482
Richard L. Sharp	11,250	199,509	5,689,061	5,899,820
Thomas J. Smach	12,250	394,905	5,072,192	5,469,347
George B. Boedecker, Jr.(3)	—	117,130	—	117,130
Mark A. Retzloff	—	168,405	—	168,405
Bradley L. Stoffer	—	168,405	—	168,405

(1)          Amounts reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with SFAS 123R and includes amounts from awards granted in and prior to 2006. Assumptions used in the calculations of these amounts are included in Footnote 5 to our Consolidated Financial Statements for the year ended December 31, 2006.

As of December 31, 2006, each non-employee director had the following number of stock options outstanding along with the grant date fair value for the respective grant.

	Options Outstanding at December 31, 2006	Grant Date Fair Value
Raymond D. Croghan	10,000	$19.19
Raymond D. Croghan	29,203	7.67
Raymond D. Croghan	116,810	5.91
Ronald L. Frasch	40,000	19.19
Marie Holman-Rao	40,000	19.19
Michael E. Marks	10,000	19.19
Michael E. Marks	29,203	7.67
Michael E. Marks	116,810	5.91
Richard L. Sharp	10,000	19.19
Richard L. Sharp	29,203	14.33
Richard L. Sharp	175,215	5.91
Thomas J. Smach	10,000	19.19
Thomas J. Smach	58,406	14.33
Thomas J. Smach	29,203	6.67
Thomas J. Smach	116,810	5.91
George B. Boedecker, Jr.	—	—
Mark A. Retzloff	7,300	7.67
Mark A. Retzloff	58,404	5.91
Bradley L. Stoffer	—	—

(2)          All of our unvested stock options and restricted stock will vest on a change in control pursuant to individual option or restricted stock award agreements. The calculation of the amount disclosed is based on the number of unvested shares at December 31, 2006 multiplied by the closing price of our Common Stock on the NASDAQ Global Select Market on December 29, 2006 less the exercise price for stock options.

(3)          Excluded from the table above is severance and insurance payments of $168,000 made in 2006 to Mr. Boedecker in accordance with the terms of the separation and release agreement signed in January 1, 2005. See Item 13 “Related Transactions” for details of payments made and terms of the agreement.

Until October 2006, we granted our non-employee directors options to purchase 116,810 shares of our common stock on their initial election to our Board of Directors and options to purchase an additional 29,203 shares of our common stock for each year of service. The Chairman of the Board of Directors also received options to purchase an additional 58,405 shares of our common stock on his initial election as Chairman. The Chairman of the Audit Committee received options to purchase an additional 29,203 shares of common stock for each year of service. The options were granted at the fair market value of our common stock on the date of grant and have terms of seven years. Each option grant vests in equal annual installments over four years, so long as such person remains a director.

In October 2006, our Board of Directors approved a new compensation arrangement for non-employee directors to be effective September 1, 2006. Under the new arrangement, directors who are not our employees receive annual cash compensation of $40,000, payable quarterly. Additional annual cash compensation is paid to the chairperson of each committee of the Board of Directors as follows: $10,000 for the Chair of the Audit Committee and $5,000 for each of the Compensation Committee Chair and the Governance and Nominating Committee Chair. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and its committees.

In addition, each new non-employee director will now be awarded options to purchase 40,000 shares of our common stock on their initial election to our Board of Directors and continuing directors will be awarded options to purchase an additional 10,000 shares of our common stock for each year of service. The Chairman of the Board of Directors will now receive options to purchase an additional 10,000 shares of our common stock on initial election as Chairman. The options are granted at the fair market value of our common stock on the date of grant and have a term of seven years. Each option grant vest in equal annual installments over four years, so long as such person remains a director.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2007 by:

•       each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our voting securities;

•       each current director;

•       each of the named executive officers; and

•       all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the Securities and Exchange Commission’s (“SEC”) rules. In computing percentage ownership of each person, shares of common stock subject to options held by that person that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2007, are deemed to be outstanding and beneficially owned by that person. In addition, shares that are required to be issued by us to any person pursuant a restricted stock award agreement within 60 days of March 31, 2007 are also deemed to be outstanding and beneficially owned by that person. None of these shares, however, are deemed outstanding for the purpose of computing the percentage ownership of any other person.

Except as indicated in this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. Percentage ownership is based on 39,915,289 shares of our common stock outstanding on March 31, 2007. Unless otherwise indicated below, the address for each person who owns more than 5% of our voting securities and for each director and named executive officer listed below is in care of Crocs, Inc., 6328 Monarch Park Place, Niwot, Colorado 80503.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percent
5% Stockholders:
FMR Corp.(1)	5,415,129	13.6%
Mazama Capital Management, Inc.(2)	4,597,271	11.5%
OppenheimerFunds, Inc.(3)	3,432,340	8.6%
Oppenheimer Global Opportunities Fund(4)	3,000,000	7.5%
George B. Boedecker Jr.(5)	2,234,229	5.7%
Non-Employee Directors:
Raymond D. Croghan(6)	157,830	*
Ronald L. Frasch	—	*
Marie Holman-Rao	—	*
Michael E. Marks(7)	1,349,271	3.4%
Richard L. Sharp(8)	983,529	2.5%
Thomas J. Smach(9)	126,613	*
Named Executive Officers:
Ronald R. Snyder(10)	1,706,902	4.2%
John P. McCarvel(11)	171,796	*
Peter S. Case(12)	120,000	*
Michael C. Margolis(13)	162,412	*
Caryn D. Ellison(14)	55,043	*
All current directors and executive officers as a group (10 persons)(15)	4,778,353	11.6%

                 * Less than 1%

       (1) Based solely on a Schedule 13G filed with the SEC. The address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

       (2) Based solely on a Schedule 13G filed with the SEC. The address for Mazama Capital Management, Inc. is One Southwest Columbia Street, Suite 1500, Portland, Oregon 97258.

       (3) Based solely on a Schedule 13G filed with the SEC. The address for OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, 11th floor, New York, New York 10281-1008.

       (4) Based solely on a Schedule 13G filed with the SEC. The address for Oppenheimer Global Opportunities Fund is 6803 South Tucson Way, Centennial, Colorado 80112.

       (5) Based solely on a Schedule 13G filed with the SEC. Shares beneficially owned include 1,587,621 shares owned by the estate of Anthony Kruse, for which Mr. Boedecker serves as personal representative from August 11, 2006. Mr. Boedecker disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them. The address for George B. Boedecker Jr. is 4450 Arapahoe, Suite 100, Boulder, Colorado 80303.

       (6) Shares beneficially owned include 87,608 shares subject to options exercisable within 60 days of March 31, 2007. Also includes an aggregate of 18,480 shares of common stock beneficially owned by two trusts for the benefit of Mr. Croghan’s two daughters. Mr. Croghan’s spouse is the trustee of both trusts and she exercises sole voting and investment power over the shares. Mr. Croghan disclaims beneficial ownership of such shares.

       (7) Shares beneficially owned include 87,608 shares subject to options exercisable within 60 days of March 31, 2007 and 1,157,404 shares beneficially owned by WB Investors, LLC. Mr. Marks is the managing member of WB Investors, LLC and exercises voting and investment power over the shares beneficially owned by WB Investors, LLC.

       (8) Shares beneficially owned includes 175,215 shares subject to options exercisable within 60 days of March 31, 2007, 533,099 shares beneficially owned by The RLS Trust dated 9/14/05, 100,000 shares beneficially owned by The RLS 2000 Charitable Remainder Unitrust, 58,405 shares beneficially owned by BES & RS, LLC, 58,405 shares beneficially owned by EGG & RS, LLC, and 58,405 shares beneficially owned by RBG & RS, LLC. Mr. Sharp is the sole trustee of the trusts and is the sole manager of each of BES & RS, LLC, EGG & RS, LLC, and RBG & RS, LLC and he exercises voting and investment power over all of the shares beneficially owned by the trusts and each company. The address for Mr. Sharp is 9020 Stony Point Parkway, #180, Richmond, VA 23235.

       (9) Shares beneficially owned include 124,113 shares subject to options exercisable within 60 days of March 31, 2007, 2,500 shares held as custodian for Mr. Smach’s two children and nephew under the New York Uniform Gifts to Minors Act. Mr. Smach exercises voting and investment power over all of these shares.

(10) Shares beneficially owned includes 652,189 shares subject to options exercisable within 60 days of March 31, 2007 and 9,736 shares that will be issued pursuant to a restricted stock award agreement within 60 days of March 31, 2007. Also includes 170,499 shares held in the name of Union Bank of California, custodian f/b/o Ronald R. Snyder, 16,580 shares held by Mr. Snyder’s spouse, Kimberly Snyder, and 43,494 shares beneficially owned by Mr. Snyder’s four minor children and stepchildren under the Colorado Uniform Transfer to Minors Act. Mr. Snyder exercises voting and investment power over all of these shares other than the shares held by Ms. Snyder. Mr. Snyder disclaims beneficial ownership of all shares held by Ms. Snyder.

(11) Shares beneficially owned include 60,043 shares subject to options exercisable within 60 days of March 31, 2007. Also includes 111,753 shares held jointly with his spouse.

(12) Shares beneficially owned include 120,000 shares subject to options exercisable within 60 days of March 31, 2007.

(13) Shares beneficially owned include 134,925 shares subject to options exercisable within 60 days of March 31, 2007. Also includes 200 shares held of record by Mr. Margolis’ daughter, and 28,209 shares held jointly with his spouse. Mr. Margolis disclaims beneficial ownership of the shares held by his daughter.

(14) Shares beneficially owned include 35,043 shares subject to options exercisable within 60 days of March 31, 2007. Also includes 4,674 shares held as custodian for Ms. Ellison’s two minor children under the Colorado Uniform Transfer to Minors Act. Ms. Ellison exercises voting and investment power over all of these shares. Ms. Ellison served as our Chief Financial Officer and Treasurer from November 2004 to April 2006.

(15) Shares beneficially owned include 474,544 shares of common stock subject to options issued to four non-employee directors and 966,415 shares of common stock subject to options or restricted stock award agreements issued to four executive officers and one executive officer’s spouse that are exercisable or issuable within 60 days of March 31, 2007.

ITEM 13.         Certain Relationships and Related Transactions, and Director Independence

Related Transactions

On January 1, 2005, we entered into a separation and release agreement with George B. Boedecker, Jr., relating to his resignation as our Chief Executive Officer. In exchange for certain releases granted by Mr. Boedecker, we agreed to pay him a severance amount of $600,000, less all legally required deductions and withholdings, in 16 equal quarterly installments at the beginning of each calendar quarter for a four year period. The agreement provides that Mr. Boedecker is entitled to participate in our standard medical benefits package until December 31, 2009, and that Mr. Boedecker is entitled to a reimbursement of business expenses he incurred before January 1, 2005. In accordance with the terms of the agreement, Mr. Boedecker remained on our Board of Directors, but there is no agreement requiring us to nominate him to the board in any future period. Mr. Boedecker resigned from our Board of Directors in May 2006.

Under the terms of the separation and release agreement, on April 1, 2005, we entered into a distribution agreement with Crocodile Distribution, LLC, an entity controlled by Mr. Boedecker, which granted Crocodile Distribution the exclusive rights to distribute our products in Mexico, the Dominican Republic, Costa Rica and, to the extent it complies with United States law in the future, Cuba. The initial term of the agreement is 10 years from July 1, 2005 and it is renewable on a non-exclusive basis for an additional five year term. The exclusivity portion of the agreement may be terminated by us if Crocodile Distribution fails to purchase certain minimum amounts of our products. Crocodile Distribution will receive a discount from our standard wholesale list price for the purchase of our products. In addition, on July 1, 2005, we entered into a kiosk agreement with Crocodile Kiosk, LLC, an entity controlled by Mr. Boedecker, which granted Crocodile Kiosk exclusive rights to license or sell certain crocs-related franchises to third parties. The license or franchise rights will give the licensee or franchisee the right to establish retail kiosks in airport locations. The term of the license agreement is 10 years but the termination of the kiosk agreement will not have an effect on a licensee’s or franchisee’s right to operate the kiosk for a term of up to 15 years. If Crocodile Kiosk fails to license or franchise a minimum number of kiosks during the term, the agreement will become non-exclusive. In 2006, we recognized $2.3 million of revenue related to these agreements.

In May 2005, we subleased an office building from Flextronics USA, Inc. Two of our directors, Messrs. Marks and Sharp, also serve as directors of Flextronics and Messrs. Smach serves as its Chief Financial Officer. We paid Flextronics $215,000 and $91,000 for lease payments and common area maintenance charges for the years ended December 31, 2006 and 2005, respectively. This lease expired on March 31, 2007. We paid $40,000 in lease payments in 2007.

Policy on Transactions with Related Persons

Our Audit Committee has adopted a written policy which requires that any transaction involving us in which one of our directors, nominees for director, executive officers, or greater than five percent stockholders, or their immediate family members, have a material interest be approved or ratified by the

Audit Committee if the amount involved exceeds $100,000. The full Board reviews ordinary course of business transactions in which directors have an interest as part of the Board’s annual director independence review. In determining whether to approve or ratify any such transaction, the Audit Committee must consider, in addition to other factors it deems appropriate, whether the transaction is on terms no less favorable to us than those involving unrelated parties.

All transactions disclosed above were reviewed and approved or ratified in accordance with this policy.

Director and Officer Indemnification

We have entered into agreements to indemnify our directors and executive officers, in addition to the indemnification provided for in our certificate of incorporation and bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of ours, any subsidiary of ours or any other company or enterprise to which the person provided services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

Board Composition

Our Board of Directors consists of seven members. Under our bylaws, each of our directors holds office until their successors have been elected and qualified or until their earlier death, resignation, disqualification or removal. We have divided the terms of office of the directors into three classes. Class I consists of Mr. Frasch and Ms. Holman-Rao, whose terms will expire at the annual meeting of stockholders to be held in 2009. Class II consists of Messrs. Croghan, Marks and Sharp, whose terms will expire at the annual meeting of stockholders to be held in 2007. Class III consists of Messrs. Smach and Snyder, whose terms will expire at the annual meeting of stockholders to be held in 2008.

Rules of the NASDAQ Global Select Market require that our Board of Directors have a majority of independent directors. The Board of Directors determined that Messrs. Croghan, Frasch, Marks, Sharp, Smach and Ms. Holman-Rao are independent directors as defined by Rule 4200(a)(15) of the NASDAQ listing standards.

Director Independence

The Board of Directors believes that a majority of our members should be independent directors. The Board reviews all relationships that directors have with us to affirmatively determine whether the directors are independent. If a director has a material relationship with us, that director is not independent. The listing standards of the NASDAQ Global Select Market set forth certain relationships which, if present, preclude a finding of independence. Based on these standards, the Board determined all directors are independent with the exception of Mr. Snyder.

ITEM 14.   Principal Accountant Fees and Services

Deloitte & Touche LLP, which was our independent registered public accounting firm for the year ended December 31, 2006, has been selected by our Audit Committee to be the independent registered public accounting firm of Crocs, Inc. and its subsidiaries for the year ended December 31, 2007.

The following table sets forth the aggregate fees we paid to Deloitte & Touche LLP, our independent registered public accounting firm, and other member firms of Deloitte Touche Thomatsu and their respective affiliates, which we refer to collectively as Deloitte entities, for professional services provided during 2006 and 2005. Our Audit Committee is required to preapprove all services performed by Deloitte & Touche LLP. All fees paid to the Deloitte entities were pre-approved by the Audit Committee, which concluded that the provision of such services by the Deloitte entities was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

	2006	2005
Audit fees(1)	$851,767	$977,710
Audit-related fees	—	—
Tax fees(2)	138,597	65,763
All other fees	—	—
Total fees	$990,364	$1,043,473

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(3) Exhibit list

Exhibit Number	Description
3.1**	Restated Certificate of Incorporation of Crocs, Inc.
3.2**	Amended and Restated Bylaws of Crocs, Inc.
4.1	Reference is made to Exhibits 3.1 through 3.4.
4.2*	Specimen common stock certificate.
10.1*@	Form of Indemnity Agreement between Crocs, Inc. and each of its directors and executive officers.
10.2*@	Crocs, Inc. 2005 Equity Incentive Plan.
10.2.2*@	Amendment No. 1 to the 2005 Plan.
10.3*@	Form of Notice of Grant of Stock Option under the 2005 Plan.
10.4*@	Form of Notice of Grant of Stock Option for Non-Exempt Employees under the 2005 Plan.
10.5*@	Form of Stock Purchase Agreement under the 2005 Plan.
10.6*@	Form of Stock Option Agreement under the 2005 Plan.

10.7*@	Form of Restricted Stock Award Grant Notice under the 2005 Plan.
10.8*@	Form of Restricted Stock Award Agreement under the 2005 Plan.
10.9*@	Form of Non-Statutory Stock Option Agreement.
10.10*	Commercial Lease between DiiG, LLP and the Registrant dated as of December 26, 2004.
10.11*	Sublease between Flextronics USA, Inc. and the Registrant dated as of May 19, 2005.
10.12*	Lease Agreement between 9077-7152 Québec Inc. and Foam Creations dated as of August 17, 2005.
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

10.23*@	Employment Letter Agreement of Caryn D. Ellison.
10.24*	First Amendment to Amended and Restated Credit Agreement, dated as of January 18, 2006, among Crocs, Inc., Crocs Retail, Inc., Western Brands Holding Company, Inc. and Bank of America, N.A.
10.25*@	Offer Letter between Peter Case and the Registrant dated as of February 2, 2006.
10.26**@	Nonstatutory Stock Option Agreement between the Registrant and Raymond D. Croghan dated September 1, 2004.
10.27**@	Nonstatutory Stock Option Agreement between the Registrant and Michael E. Marks dated September 1, 2004.

10.28**@	Nonstatutory Stock Option Agreement between the Registrant and Mark A. Retzloff dated September 1, 2004.
10.29**@	Nonstatutory Stock Option Agreement between the Registrant and Ronald R. Snyder dated September 1, 2004.
10.30**@	Nonstatutory Stock Option Agreement between the Registrant and Brad L. Stoffer dated September 1, 2004.
10.31**@	Nonstatutory Stock Option Agreement between the Registrant and George B. Boedecker, Jr. dated January 4, 2005.
10.32**@	Nonstatutory Stock Option Agreement between the Registrant and Lyndon V. Hanson, III dated January 4, 2005.
10.33**@	Nonstatutory Stock Option Agreement between the Registrant and Erik Rebich dated January 4, 2005.
10.34**@	Nonstatutory Stock Option Agreement between the Registrant and Scott Seamans dated January 4, 2005.
10.35**@	Nonstatutory Stock Option Agreement between the Registrant and Andy Reddyhoff dated January 4, 2005.
10.36***@	2006 Executive Incentive Bonus Plan.
10.37****@	Director Compensation Plan.
10.38****	Membership Interest Purchase Agreement among Crocs, Inc. and the Members of Jibbitz, LLC, dated September 29, 2006.
21*****	Subsidiaries of the Registrant.
23*****	Consent of Deloitte & Touche LLP.
31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*                                 Incorporated herein by reference to Crocs, Inc.’s Registration Statement on Form S-1 (File No. 333-127526).

**                          Incorporated by reference to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).

***                   Incorporated by reference to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 14, 2006 (File No. 000-51754).

****            Incorporated by reference to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 13, 2006 (File No. 000-51754).

*****     Incorporated by reference to Crocs, Inc.’s Annual Report on Form 10-K, filed on April 2, 2007 (File No. 000-51754).

@                           Management contract or compensatory plan or arrangement.

†                                 The Registrant has been granted confidential treatment with respect to portions of these exhibits.

††                          Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 30, 2007.

CROCS INC.
By:	/s/ PETER S. CASE
	Name:	Peter S. Case
	Title:	Chief Financial Officer, Senior Vice President—Finance and Treasurer
(Principal Accounting Officer)