Form 10-Q
period 2007-03-31
Crocs, Inc.
filed 2007-05-15
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of April 30, 2007, Crocs, Inc. had 39,965,682 shares of its $0.001 par value common stock outstanding.

CROCS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2007	2006
Revenues	$142,002	$44,844
Cost of sales	57,517	21,163
Gross profit	84,485	23,681
Selling, general and administrative expense	47,327	13,689
Income from operations	37,158	9,992
Interest expense	63	279
Other income, net	(516)	(287)
Income before income taxes	37,611	10,000
Income tax expense	12,666	3,560
Net income	24,945	6,440
Dividends on redeemable convertible preferred shares	—	33
Income attributable to common stockholders	$24,945	$6,407
Income per common share:
Basic	$0.63	$0.19
Diluted	$0.61	$0.17
Weighted average common shares:
Basic	39,631,981	32,897,743
Diluted	41,219,824	38,259,456

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	As of
	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$38,577	$42,656
Restricted cash	3,595	2,890
Short-term investments	9,390	22,325
Accounts receivable, net	97,838	65,588
Inventories	94,432	86,210
Deferred tax assets	3,983	3,690
Prepaid income tax	—	4,715
Prepaid expenses and other current assets	10,412	9,617
Total current assets	258,227	237,691
Property and equipment, net	43,395	34,849
Goodwill	12,596	11,552
Intangible assets, net	15,698	12,210
Deferred tax assets	1,169	1,280
Other assets	7,866	1,875
Total assets	$338,951	$299,457
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,429	$43,794
Accrued expenses and other current liabilities	31,633	31,109
Income taxes payable	7,212	12,465
Note payable and current portion of long-term debt and capital lease obligations	748	541
Total current liabilities	82,022	87,909
Long-term debt and capital lease obligations, net of current portion	89	116
Deferred tax liabilities	1,702	1,688
Other liabilities	6,719	1,486
Total liabilities	90,532	91,199
Commitments and contingencies (note 9)
Stockholders’ equity:
Common shares, par value $0.001 per share; 125,000,000 shares authorized, 39,915,289 and 39,340,709 shares issued and outstanding, in 2007 and 2006	40	39
Preferred shares, par value $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding, in 2007 and 2006	—	—
Additional paid-in capital	145,635	131,834
Deferred compensation	(4,749)	(5,702)
Retained earnings	106,026	81,081
Accumulated other comprehensive income	1,467	1,006
Total stockholders’ equity	248,419	208,258
Total liabilities and stockholders’ equity	$338,951	$299,457

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$24,945	$6,440
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,505	1,412
Loss on disposal of fixed assets	1	18
Deferred income taxes	(179)	(113)
Share-based compensation	4,503	1,690
Excess tax benefit on share-based compensation	(8,192)	(95)
Changes in operating assets and liabilities:
Accounts receivable	(31,557)	(10,765)
Inventories	(7,387)	(11,985)
Prepaid expenses and other assets	3,337	499
Accounts payable	869	(3,972)
Accrued expenses and other liabilities	(973)	(1,315)
Cash used in operating activities	(11,128)	(18,186)
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(10,625)	(2,417)
Cash paid for intangible assets	(3,101)	(1,071)
Purchases of short-term investments	(1,000)	—
Sales of short-term investments	13,935	—
Acquisition of businesses, net of cash acquired	(1,853)	—
Restricted cash	(669)	—
Cash used in investing activities	(3,313)	(3,488)
Cash flows from financing activities:
Proceeds from note payable, net	299	566
Payments on long-term debt and capital lease obligations	(122)	(10,247)
Exercise of stock options	2,059	—
Proceeds from initial public offering, net of offering costs	—	94,454
Excess tax benefit on share-based compensation	8,192	95
Payment of preferred dividends	—	(171)
Cash provided by financing activities	10,428	84,697
Effect of exchange rate changes on cash and cash equivalents	(66)	51
Net (decrease) increase in cash and cash equivalents	(4,079)	63,074
Cash and cash equivalents—beginning of period	42,656	4,787
Cash and cash equivalents—end of period	$38,577	$67,861
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$13	$164
Income taxes	$5,696	$7,356
Supplemental disclosure of non-cash, investing, and financing activities:
In conjunction with the acquisitions made liabilities were assumed as follows:
Fair value of assets acquired	$2,167	$—
Cash paid for capital stock	1,853	—
Liabilities assumed	$314	$—
Assets acquired under capitalized leases	$—	$845
Accrued purchases of property and equipment	$455	$1,851

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Crocs, Inc. and subsidiaries (collectively, “Crocs” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2006. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in Note 2 to the consolidated financial statements in the Company’s Form 10-K.

2.                 RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for the first annual or interim reporting period beginning after November 15, 2007. The Company will adopt SFAS 157 effective January 1, 2008. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

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

3.                 INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The adoption of FIN No. 48 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and cash flows. The Company expects that the requirements of FIN 48 may add volatility to its effective tax rate and therefore the expected income tax expense in future periods.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated statement of operations at January 1, 2007 was $128,000 related to the adoption of FIN 48 and additional $63,000 accrued during the three months ended March 31, 2007 for a total of $191,000.

The Company is potentially subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years 2005 and 2006. In addition, the Company’s Canadian subsidiary, Foam Creations, is potentially subject to Federal and Provincial income tax audits for years 2002 through 2006.

4.                 STOCK BASED COMPENSATION

In January and February 2007, the Company issued 515,000 and 10,000 options to purchase shares of its common stock to executive officers with grant date fair value of $22.43 and 23.79 per share and exercise prices of $45.83 and 48.72 per share. The Company also granted in January and February 2007 to eligible employees 403,550 options to purchase shares of its common stock with grant date fair values of $23.55 and $23.79 and exercise prices of $47.85 and $48.72 per share, respectively. All options granted will vest ratably over four-years with the first year a “cliff” basis and monthly vesting for the remaining three years. Compensation expense is recognized equally over the four year vesting period.

Stock-based compensation, including options and non-vested shares, was $4.5 million in the three months ended March 31, 2007 and $1.7 million in the three months ended March 31, 2006. For the three months ended March 31, 2007, $776,000 of the stock-based compensation was capitalized in inventory as part of the overhead allocation and intangible assets in the condensed consolidated balance sheet. During the three months ended March 31, 2007, 559,988 options to purchase common shares were exercised, 71,808 options to purchase common stock were forfeited and 14,604 shares of restricted stock vested.

5.                 EARNINGS PER SHARE

Basic income per common share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Antidilutive securities are excluded from diluted EPS.

	Three months ended March 31,
	2007	2006
	(in thousands, except share and per share data)
Reconciliation of net income for dilutive computation:
Income attributable to common stockholders	$24,945	$6,440
Preferred dividend	—	33
Net income for dilutive computation	$24,945	$6,407
Basic income per common share:
Weighted average common shares outstanding	39,631,981	32,897,743
Basic income per common share	$0.63	$0.19
Diluted income per common share:
Weighted average common shares outstanding	39,631,981	32,897,743
Dilutive effect of preferred stock	—	3,229,543
Dilutive effect of stock options	1,330,702	1,522,849
Dilutive effect of unvested stock	257,141	609,321
Weighted average diluted common shares outstanding	41,219,824	38,259,456
Diluted income per common share	$0.61	$0.17

As of March 31, 2007 and 2006, there were options outstanding to purchase 1.3 million and 1.2 million shares, respectively, of the Company’s common stock with a weighted-average exercise price per share of $45.04 and $21.00, respectively, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive.

6.                 SHORT-TERM INVESTMENTS

At March 31, 2007, and December 31, 2006, the Company’s short-term investments consisted exclusively of auction rate securities. Auction rate securities are variable rate bonds of states and joint municipal agencies tied to short-term interest rates with maturities on the face of the underlying securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28, or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based on the interest rate determined during the prior auction. The Company recorded such securities as short-term investments based on the short-term nature and structure, the frequency with which the interest rate resets, and the ability to sell auction rate securities at par and at the Company’s discretion with the intent of meeting the Company’s short-term working capital requirements.

Investments in auction rate securities are classified as available-for-sale and are reported at fair value in the Company’s consolidated balance sheets. There were no unrealized gains or losses as of March 31, 2007. The following table summarizes the contractual maturities of available-for-sale securities at March 31, 2007 and December 31, 2006 (in thousands).

	March 31,	December 31,
	2007	2006
Within one year	$—	$—
After one year through five years	—	—
After five years through ten years	—	—
After ten years	9,390	22,325
	$9,390	$22,325

Proceeds from sales of short-term investments totaled $13.9 million in the three months ended March 31, 2007. There were no realized gains or losses related to the sales of short-term investments in the three months ended March 31, 2007.

7.                 INVENTORIES

Inventories by major classification are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Finished goods	$83,369	$78,938
Work-in-progress	742	445
Raw materials	10,321	6,827
	$94,432	$86,210

8.                 GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s identifiable intangible assets (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Patents, copyrights, trademarks	$1,997	$37	$1,960	$1,441	$12	$1,429
Customer relationships	4,164	1,035	3,129	3,547	657	2,889
Core technology	4,191	2,310	1,881	4,154	2,082	2,073
Non-competition agreement	636	243	393	636	212	424
Capitalized software	8,662	480	8,182	5,516	274	5,242
Total	$19,650	$4,105	$15,545	$15,294	$3,237	$12,057
Indefinite lived intangible assets:
Jibbitz trade name	$153	$—	$153	$153	$—	$153
Total intangible assets	$19,803	$4,105	$15,698	$15,447	$3,237	$12,210

On January 31, 2007, the Company acquired substantially all of the assets of Ocean Minded, LLC (“Ocean Minded”) for $1.75 million in cash, plus a potential earn-out of up to $3.75 million based on Ocean Minded hitting certain earnings targets over a three year period. Ocean Minded is a designer and manufacturer of high quality leather and EVA (Ethylene Vinyl Acetate) based sandals primarily for the beach, adventure and action sports markets.  The Company recorded $600,000 in customer relationships and $953,000 in goodwill on the date of acquisition for Ocean Minded.

The Company’s goodwill balance of $12.6 million and $11.6 million as of March 31, 2007 and December 31, 2006, respectively, relates predominately to the acquisitions of Ocean Minded in 2007, Jibbitz , Fury and EXO in 2006 as well as the acquisition of Foam Creations in 2004.

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

The Company guarantees the payment of its third party manufacturer in China for purchases of material for the manufacture of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $2.8 million). The Company evaluates the estimated loss for the guarantee under SFAS No. 5, Accounting for Contingencies (“SFAS 5”), as interpreted by FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. To date, the Company has not made any payments under the guarantee and as of March 31, 2007, has not recorded a liability related to the guarantee in its financial statements as the Company does not believe the potential obligation under this guarantee is material.

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

The Company’s sales by product line are as follows (in thousands)

	Three months ended March 31,
	2007	2006
Shoes	$129,614	$43,054
Other	12,388	1,790
	$142,002	$44,844

Geographic information about the United States and international territories is presented below, the Company has allocated revenues to the geographic locations based on the location of the customer (in thousands):

	Three months ended March 31,
	2007	2006
Revenue
United States	$82,992	$34,918
Canada	8,693	2,994
Mexico	1,586	109
North America Total	93,271	38,021
Asia	19,246	4,613
Europe	26,421	1,942
All Other	3,064	268
	$142,002	$44,844
Total for countries outside the United States	$59,010	$9,926

	March 31, 2007	December 31, 2006
Long-lived assets
United States	$24,912	$19,482
Canada	10,855	9,161
Mexico	1,246	1,204
North America Total	37,013	29,847
Asia	3,383	2,821
Europe	2,586	2,181
Other	413	—
	$43,395	$34,849
Total for countries outside the United States	$18,483	$15,367

There were no customers that comprised greater than 10% of the consolidated revenues of the Company for the three months ended March 31, 2007 and 2006.

11.          COMPREHENSIVE INCOME

Comprehensive Income consists of the following (in thousands):

	Three months ended March 31,
	2007	2006
Net Income	$24,945	$6,440
Translation adjustment	461	25
Comprehensive Income	$25,406	$6,465

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

13.          SUBSEQUENT EVENTS

On May 2, 2007, the Board of Directors of the Company approved a two-for-one stock split of the Company’s common stock, to be effected in the form of a common stock dividend. All shareholders of record at the close of business on May 31, 2007 will receive one additional share of common stock for each share held on that date. The additional shares of common stock will be distributed on June 14, 2007.

On May 14, 2007 the Company entered into a credit agreement with Union Bank of California, N.A. (“the Revolving Credit Facility”). The Revolving Credit Facility, consists of a $15.0 million revolving loan facility, included within the Revolving Credit Facility is $10.0 million available for the issuance of letters of credit. The Revolving Credit Facility matures on May 14, 2009 and is extended in one year increments. Borrowings under the Revolving Credit Facility bear interest at a rate based, at the Option of the Company, on (i) a base rate defined as the higher of the Fed Funds rate plus 0.50%, or the rate of interest most recently announced by the Lender, or (ii) the Libor rate plus 0.875%.

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

Overview

We are a rapidly growing designer, manufacturer, and marketer of footwear for men, women, and children. All of our footwear products incorporate croslite, which enables us to produce a soft and lightweight, non-marking, slip- and odor-resistant shoe that retails at attractive price points ranging from $19.99 to $59.99. In addition to our footwear products, we acquired Jibbitz a unique accessory brand with colorful snap-on products specifically suited for Crocs shoes and introduced a line of Crocs-branded apparel and accessory items. We also acquired Fury, which produces and distributes hockey and lacrosse equipment for adults and children, and EXO, a Italian designer and producer of EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry. In January 2007, we acquired substantially all of the assets of Ocean Minded, a design and manufacturer of high quality leather and EVA based sandals primarily for the beach, adventure and action sports market. We also use croslite to manufacture non-branded products that we sell to original equipment manufacturers.

We currently sell our Crocs-branded products throughout the U.S. and in over 80 countries worldwide. We sell our products directly to retailers or through distributors where we believe they offer a preferable alternative to direct sales. We also sell directly to consumers through our website and our company-operated kiosks and retail stores. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels in the U.S., including traditional footwear retailers as well as a variety of specialty channels. As of March 31, 2007, our retail customer base in the U.S. included over 10,500 sales locations selling our products.

We have achieved significant growth since our inception, driven largely by the popularity of our footwear products and our ability to significantly expand the breadth and depth of our distribution network and manufacturing capacities. For the quarter ended March 31, 2007, we recorded revenues of $142.0 million and net income of $24.9 million, compared to $44.8 million of revenues and net income of $6.4 million for the quarter ended March 31, 2006. We have also achieved strong gross profit margins on sales of our Crocs footwear. For the quarter ended March 31, 2007, our gross profit was $84.5 million, or 59.5% of revenues, compared to $23.7 million, or 52.8% of revenues, for the quarter ended March 31, 2006. We believe a number of factors have contributed to our ability to achieve gross profit margins at these levels including our use of third party manufacturers. Our company-operated manufacturing facilities has allowed us to maintain a relatively low cost structure while enabling us to achieve significant production flexibility.

General

Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. Because we use internal manufacturing and also contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our own facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third party manufacturers. Cost of sales also includes the cost to transport these products to our facilities and all warehouse and outbound freight expenses. Our selling, general and administrative expense consists primarily of selling, marketing, wages and related payroll and employee benefit costs, travel and insurance expenses, research and development costs, depreciation, amortization, professional fees, facility expenses, bank charges and non-cash charges for stock based compensation, net of those allocated to cost of sales.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues.   Revenues increased 216.9% or $97.2 million, to $142.0 million, in the three months ended March 31, 2007, from $44.8 million in the three months ended March 31, 2006. In addition, our revenues from sales outside of United States were $59.0 million in the three months ended March 31, 2007 compared to $9.9 million in the three months ended March 31, 2006. This increase was primarily a result of significantly higher unit sales of our footwear products. The higher unit sales resulted from an increase in the number of retail stores selling our products, additional sales resulting from new product offerings, stronger sales to our existing wholesale customers and increased sales at retail locations owned by us and through our webstore. We expect our sales to continue to grow and our revenues to increase as we enter new markets and introduce new products.

Gross profit.   Gross profit increased 256.5% or $60.8 million, to $84.5 million, in the three months ended March 31, 2007, from $23.7 million in the three months ended March 31, 2006. Our gross profit margin was 59.5% in the three months ended March 31, 2007, compared to 52.8% in the three months ended March 31, 2006. This increase in margin was primarily attributable to better freight management and a decrease in the average order fulfillment costs associated with our increased percentage of orders shipped factory direct. We have also improved efficiencies in managing inventory requirements and improved leverage of fixed operating costs due to higher volume. In addition, the increase in international sales and the addition of Jibbitz improved the margin as we recognize higher margins on these sales.

Selling, general and administrative expense.   Selling, general and administrative expense increased 245.3% or $33.6 million, to $47.3 million in the three months ended March 31, 2007, from $13.7 million in the three months ended March 31, 2006. This increase was primarily a result of higher costs required to support increased sales volumes, including increases in personnel expenses of $22.0 million (including share-based compensation), increases in selling and marketing expenses of  $4.7 million, and increases in professional fees of $3.5 million, primarily as a result of increased accounting, consulting and legal fees. In addition, depreciation expense increased $1.4 million, due to the increase in capital expenditures and intangible assets associated with the acquisition of Jibbitz, Fury and EXO. As a percentage of revenues, selling, general and administrative expense increased to 33.3% in the three months ended March 31, 2007, from 30.5% in the three months ended March 31, 2006, as we hired additional personnel and incurred increased costs related to our growth.

Interest expense.   Interest expense was $63,000 in the three months ended March 31, 2007, compared to $279,000 in the three months ended March 31, 2006. The decrease in interest expense relates to the decrease in average borrowings outstanding on our line of credit and long term debt of $747,000 during the three months ended March 31, 2007 compared to average borrowings outstanding under those arrangements of $7.5 million during the three months ended March 31, 2006.

Other income, net.   Other income was $516,000 in the three months ended March 31, 2007, compared to income of $287,000 in the three months ended March 31, 2006 which resulted from an increase in interest income related to an increase in cash and cash equivalents and short-term investments held in interest bearing accounts, resulting from our initial public offering.

Income tax expense.   During the three months ended March 31, 2007, income tax expense was $12.7 million, representing an effective income tax rate of 33.7%, compared to income tax expense of $3.6 million, representing an effective income tax rate of 35.6% in the three months ended March 31, 2006. The decrease relates primarily to an increase in the pre-tax earnings in jurisdictions with lower income tax rates as a percentage of total pre-tax earnings.

Liquidity and Capital Resources

As of March 31, 2007, we had $48.0 million in cash and cash equivalents and short-term investments compared to $65.0 million as of December 31, 2006. The decrease in cash and cash equivalents reflects the use of cash for operations, capital expenditures and the acquisition of Ocean Minded. In the three months ended March 31, 2007, we used, $10.6 million for capital expenditures related to increasing our manufacturing capacity and improving our infrastructure, $3.1 million to expand and upgrade our existing information technology systems and $1.9 million for acquisitions, net of cash received.

The significant components of our working capital are cash, accounts receivable and inventory, accounts payable and accrued expenses. Capital requirements related to manufacturing include compounding and injection molding equipment for facilities we operate, as well as footwear molds used in our company-operated facilities or purchased for use by our third party manufacturers.

Cash used in operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock-based compensation and changes in working capital and other activities. Cash used in operating activities in the three month period ended March 31, 2007 was $11.1 million and was primarily related to net income of $24.9 million plus non-cash items of depreciation and amortization of $3.5 million and share-based compensation of $4.5 million, partially offset by increases in working capital resulting from increases in inventory of $7.4 million and accounts receivable of $31.6 million. Cash used in operating activities in the three month period ended March 31, 2006 was $18.2 and was primarily related to net income of $6.4 million plus non-cash items of depreciation and amortization of $1.4 million and share-based compensation expense of $1.7 million, partially offset by increases in working capital resulting from significant increases in inventory of $12.0 million, and accounts receivable of $10.8 million and decreases in accounts payable, accrued liabilities and other liabilities of  $5.4 million.

Cash used in investing activities for the three months ended March 31, 2007 was $3.3 million, which resulted from to the net sales of investments of $12.9 million, capital expenditures for molds, machinery and equipment of $10.6 million, $3.1 million related to the upgrade and expansion of our information technology systems and $1.9 million for acquisitions, net of cash received.  Cash used in investing activities in the three months ended March 31, 2006 was $3.5, which resulted from to capital expenditures of $2.4 million and $1.1 million related to the upgrade and expansion of our information technology systems.

Cash provided by financing activities was $10.4 million for the three months ended March 31, 2007, which resulted from exercises of stock options of $2.1 million and excess tax benefit on share-based compensation of $8.2 million. Cash provided by financing activities was $84.7 million for the three months ended March 31, 2006, which resulted from the completion of the initial public offering of our common stock whereby we received net proceeds of $94.5 million, after deducting underwriting discounts and commissions and related offering costs.

Seasonality

Due to our significant sales growth since our inception, we cannot assess with certainty the degree to which sales of our footwear products will be subject to seasonality. However, we expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. While we have introduced footwear models that are more suitable for cold weather uses, such as the Endeavor, Georgie, All Terrain, Highland and Snowmini, we expect demand for our products, and therefore our sales, may be subject to seasonal variations and significantly impacted by weather conditions, as over 75% of our revenues during the three months ended March 31, 2007 were attributable to our Beach and Cayman (classic) models and our flip-flops and other open-toed models, which are more suitable for warm weather. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may decrease.

Critical Accounting Policies and Estimates

Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, we have not modified the policies and estimates set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 except for the adoption of FIN 48.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We earn interest income on both our cash and cash equivalents and our investment portfolio. Our investment portfolio generally consists of readily marketable investment-grade debt securities of various issuers and maturities. All investments are denominated in U.S. dollars and are classified as “available for sale.” These instruments are not leveraged, and are not held for trading purposes. We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates and if the weighted average rate of return on cash and cash equivalents, restricted cash, and marketable securities were to increase or decrease by 1%, the impact on interest income would be $93,000, net of tax during the three months ended March 31, 2007.

Credit Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that Canadian interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our Canadian line of credit is determined based on the prime rate plus 0.5% per annum, therefore, interest costs are affected by changes in market interest rates. The amount outstanding at March 31, 2007 under the line of credit was $303,000. Based on amounts borrowed as of March 31, 2007, we would have a resulting increase or decrease in future annual earnings and cash flows of approximately $2,000 for every 1% change in prime lending rates.

Foreign Currency Exchange Risk

We pay the majority of our overseas third party manufacturers in U.S. dollars and have had significant revenues from foreign sales in recent periods. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase or decrease in value by 1%, the impact on international sales of $59.0 million during the three months ended March 31, 2007 would have been an increase or decrease in consolidated revenues by $376,000, net of tax. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. We intend to use derivative instruments and engage in hedging activities in 2007.

ITEM 4.                Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended March 31, 2007, we made changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On February 1, 2007 we implemented a new accounting and operational software package for European and Mexican operations. Certain processes and controls were changed to accommodate the needs and requirements of our growth and the new financial reporting system.

PART II.

OTHER INFORMATION

ITEM 1.                Legal Proceedings.

On January 29, 2007, we filed an action in Colorado District Court, Boulder County, alleging breach of contract by Australia Unlimited. We alleged Australia Unlimited breached the settlement agreement from the prior litigation by introducing a new shoe design not approved by us. We obtained a temporary restraining order enjoining Australia Unlimited sale of the new shoe; however, our motion for preliminary injunction was denied. Australia Unlimited removed the case to federal court, Case No. 07CV00221, and alleged a counterclaim for breach of contract and that it is entitled to recover damages for the time that the temporary restraining order was in effect. We do not expect the ultimate resolution of this matter will have a material adverse impact on our business.

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

ITEM 1A.        Risk Factors

We had no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Sale of Registered Securities

On February 13, 2006, we completed the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-127526) that was declared effective by the Securities and Exchange Commission on February 7, 2006. The managing underwriters in the offering were Piper Jaffrey & Co. and Thomas Weisel Partners, LLC. The initial public offering resulted in proceeds to us of $94.5 million, net of underwriters’ fees and commissions and related offering costs. We used the net proceeds of the offering to pay down debt, capital expenditures related to increasing our manufacturing capacity and improving our infrastructure, and to expand and upgrade our existing information technology systems, to fund the working capital needs associated with rapid growth and general corporate purposes.

ITEM 3.                Defaults Upon Senior Securities

None.

ITEM 4.                Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.                Other Information.

None.

ITEM 6.                Exhibits.

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

CROCS INC.
Date: May 15, 2007	By:	/s/ PETER S. CASE
		Name:	Peter S. Case
		Title:	Chief Financial Officer Senior Vice President—Finance and Treasurer