Form 10-Q
period 2007-06-30
Crocs, Inc.
filed 2007-08-14
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 31, 2007, Crocs, Inc. had 81,548,116 shares of its $0.001 par value common stock outstanding.

Crocs Inc.
Form 10-Q
Quarter Ended June 30, 2007
Table of Contents

PART I FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$224,273	$85,635	$366,275	$130,477
Cost of sales	92,329	38,665	149,845	59,828
Gross profit	131,944	46,970	216,430	70,649
Selling, general and administrative expense	63,472	23,312	110,799	36,978
Income from operations	68,472	23,658	105,631	33,671
Interest expense	51	92	115	391
Other income—net	(399)	(366)	(915)	(662)
Income before income taxes	68,820	23,932	106,431	33,942
Income tax expense	20,369	8,266	33,035	11,835
Net income	48,451	15,666	73,396	22,107
Dividends on redeemable convertible preferred shares	—	—	—	33
Income attributable to common stockholders	$48,451	$15,666	$73,396	$22,074
Income per common share: (note 4)
Basic	$0.60	$0.20	$0.92	$0.31
Diluted	$0.58	$0.19	$0.88	$0.28
Weighted average common shares:
Basic	80,253,555	76,573,750	79,761,491	71,217,747
Diluted	83,686,108	80,855,402	83,066,178	78,702,492

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$61,262	$42,656
Restricted cash	3,726	2,890
Short-term investments	24,390	22,325
Accounts receivable, net	117,345	65,588
Inventories	118,647	86,210
Deferred tax assets	3,694	3,690
Prepaid income tax	—	4,715
Prepaid expenses and other current assets	14,581	9,617
Total current assets	343,645	237,691
Property and equipment, net	55,994	34,849
Goodwill	22,931	11,552
Intangible assets, net	19,020	12,210
Deferred tax assets, net	1,591	1,280
Other assets	9,128	1,875
Total assets	$452,309	$299,457
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,806	$43,794
Accrued expenses and other current liabilities	54,337	31,109
Income taxes payable	6,084	12,465
Note payable, current portion of long-term debt and capital lease obligations	280	541
Total current liabilities	120,507	87,909
Long-term debt and capital lease obligations, net of current portion	71	116
Deferred tax liabilities	1,844	1,688
Other liabilities	7,122	1,486
Total liabilities	129,544	91,199
Commitments and contingencies (note 8)
Stockholders’ equity:
Common shares, par value $0.001 per share; 250,000,000 shares authorized, 81,019,866 and 78,681,418 shares issued and outstanding in 2007 and 2006	81	77
Preferred shares, par value $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding in 2007 and 2006	—	—
Additional paid-in capital	169,399	131,796
Deferred compensation	(3,782)	(5,702)
Retained earnings	154,477	81,081
Accumulated other comprehensive income	2,590	1,006
Total stockholders’ equity	322,765	208,258
Total liabilities and stockholders’ equity	$452,309	$299,457

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$73,396	$22,107
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,523	3,218
Loss on disposal of fixed assets	135	479
Unrealized foreign exchange rate	(2,048)	—
Deferred income taxes	(297)	(113)
Share-based compensation	9,728	4,399
Excess tax benefit on share-based compensation	(21,245)	(1,281)
Bad debt expense	667	877
Changes in operating assets and liabilities:
Accounts receivable	(51,586)	(30,084)
Inventories	(29,426)	(12,118)
Prepaid expenses and other assets	(10,036)	(1,481)
Accounts payable	13,426	(5,225)
Accrued expenses and other liabilities	32,707	4,543
Cash provided by (used in) operating activities	22,944	(14,679)
Cash flows from investing activities:
Purchases of short-term investments	(29,100)	—
Sales of short-term investments	27,035	—
Cash paid for purchases of property and equipment	(24,693)	(6,892)
Cash paid for intangible assets	(4,217)	(1,421)
Acquisition of businesses, net of cash acquired	(2,665)
Restricted cash	(773)	—
Cash used in investing activities	(34,413)	(8,313)
Cash flows from financing activities:
Proceeds from note payable, net	—	1,801
Repayment of long-term debt and capital lease obligations	(205)	(11,957)
Proceeds from initial public offering, net of offering costs	—	94,454
Excess tax benefit on share-based compensation	21,245	1,281
Exercise of stock options	8,554	11
Payment of preferred dividends	—	(171)
Cash provided by financing activities	29,594	85,419
Effect of exchange rate changes on cash	481	(197)
Net increase in cash and cash equivalents	18,606	62,230
Cash and cash equivalents—beginning of period	42,656	4,787
Cash and cash equivalents—end of period	$61,262	$67,017
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$147	$219
Income taxes	$10,216	$14,206
Supplemental disclosure of non-cash, investing, and financing activities:
In conjunction with the acquisitions made liabilities were assumed as follows:
Fair value of assets acquired	$3,827	—
Cash paid for capital stock	2,233	—
Liabilities assumed	$1,594	—
Assets acquired under capitalized leases	$—	$563
Accrued purchases of property and equipment	$1,456	—
Accrued Jibbitz purchase price	$3,500	—

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Crocs, Inc. and subsidiaries (collectively, “Crocs” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2006. Except for derivaties and hedging activities, which are described below, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in Note 2 to the consolidated financial statements in the Company’s Form 10-K.

Accounting for Derivatives and Hedging Activities

The Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates. The Company accounts for derivatives pursuant to the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended and interpreted. FAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income (a component of stockholders’ equity) or net income depending on whether the derivative is being used to hedge changes in cash flows or fair value.

Stock Split

On May 2, 2007, the Board of Directors declared a two-for-one stock split of the Company’s common shares, which was effected in the form of a 100% common stock dividend distributed on June 14, 2007. All references to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the two-for-one stock split.

Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The adoption of FIN No. 48 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations or cash flows. The Company had a liability for unrecognized tax benefits of $614,000 at January 1, 2007 and $2.0 million as of June 30, 2007. The

Company expects that the requirements of FIN 48 may add volatility to its effective tax rate and therefore the expected income tax expense in future periods.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated statement of operations at January 1, 2007 was $128,000 related to the adoption of FIN 48 and additional $226,000 and $289,000 accrued during the three and six months ended June 30, 2007 for a total of $417,000.

The Company is potentially subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years 2005 and 2006. In addition, the Company’s Canadian subsidiary, Foam Creations, is potentially subject to Federal and Provincial income tax audits for years 2002 through 2006.

2.                 RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for the first annual or interim reporting period beginning after November 15, 2007. The Company will adopt SFAS 157 effective January 1, 2008. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

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

3.                 STOCK-BASED COMPENSATION

During the three months ended June 30, 2007, the Company issued 392,200 options to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $18.93 and a weighted average exercise price of $38.36. In the three months ended March 31, 2007, the Company issued 1,050,000 options to purchase shares of its common stock to executive officers for the 2007 annual grant, with grant date fair values of $11.22 and $11.90 per share and exercise prices of $22.92 and $24.36 per share. The Company also granted in the three months ended March 31, 2007, to eligible employees 807,100 options to purchase shares of its common stock with grant date fair values of $11.78 and $11.90 and exercise prices of $23.93 and $24.36 per share, respectively. All options granted will vest ratably over four-years with the first year a “cliff” basis and monthly vesting for the remaining three years. Compensation expense is recognized equally over the four year vesting period.

Stock-based compensation, including options and non-vested shares, was $5.2 million and $9.7 million in the three and six months ended June 30, 2007, respectively, and $2.5 million and $4.4 million in the three and six months ended June 30, 2006. For the three and six months ended June 30, 2007, $1.1 million and $1.8 million, respectively, of the stock-based compensation was capitalized in inventory as part of the overhead allocation and intangible assets in the condensed consolidated balance sheet. During the three and six months ended June 30, 2007, 926,448 and 2,046,424 options to purchase common shares were exercised, 222,763 and 366,379 options to purchase common stock were forfeited, and 253,092 and 282,300 shares of restricted stock vested, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reconciliation of net income for dilutive computation:
Income attributable to common stockholders	$48,451	$15,666	$73,396	$22,107
Preferred dividend	—	—	—	33
Net income for dilutive computation	$48,451	$15,666	$73,396	$22,074
Basic income per common share:
Weighted average common shares outstanding	80,253,555	76,573,750	79,761,491	71,217,747
Basic income per common share	$0.60	$0.20	$0.92	$0.31
Diluted income per common share:
Weighted average common shares outstanding
Dilutive effect of preferred stock	—	—	—	3,211,700
Dilutive effect of stock options	3,068,111	3,050,885	2,865,739	3,048,306
Dilutive effect of unvested stock	364,442	1,230,767	438,948	1,224,739
Weighted average diluted common shares outstanding	83,686,108	80,855,402	83,066,178	78,702,492
Diluted income per common share	$0.58	$0.19	$0.88	$0.28

For both the three and six months ended June 30, 2007 and 2006 there were options outstanding to purchase 263,000 and 3.2 million shares of the Company’s common stock with a weighted-average exercise price per share of $42.61 and $11.27, respectively, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive.

5.                 SHORT-TERM INVESTMENTS

At June 30, 2007, the Company’s short-term investments consisted exclusively of auction rate securities. Auction rate securities are variable rate bonds of states and joint municipal agencies tied to short-term interest rates with maturities on the face of the underlying securities in excess of 90 days. These securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based on the interest rate determined during the prior auction. The Company recorded such securities as short-term investments based on the short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company’s discretion with the intent of meeting the Company’s short-term working capital requirements.

Investments in auction rate securities are classified as available-for-sale and are reported at fair value in the Company’s consolidated balance sheets. There were no unrealized gains or losses as of June 30, 2007. The following table summarizes the contractual maturities of available-for-sale securities at June 30, 2007 and December 31, 2006. (in thousands).

	June 30,	December 31,
	2007	2006
Within one year	$—	$—
After one year through five years	—	—
After five years through ten years	2,000	—
After ten years	22,390	22,325
	$24,390	$22,325

Proceeds from sales of short-term investments totaled $13.1 million and $27.0 million in the three and six months ended June 30, 2007, respectivley. Purchases of short-term investments totaled $28.1 million and $29.1 million in the three and six months ended June 30, 2007, respectivley.  There were no realized gains or losses related to the sales of short-term investments in the three and six months ended June 30, 2007.

6.                 INVENTORIES

Inventories by major classification are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Finished goods	$104,564	$78,938
Work-in-progress	1,172	445
Raw materials	12,911	6,827
	$118,647	$86,210

7.                 GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s identifiable intangible assets as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Patents, copyrights, and trademarks	$2,182	$51	$2,131	$1,441	$12	$1,429
Customer relationships	4,717	1,498	3,219	3,547	657	2,890
Core technology	4,541	2,729	1,812	4,154	2,082	2,072
Non-competition agreement	636	276	360	636	212	424
Capitalized software	12,086	741	11,345	5,516	274	5,242
Total finite lived intangible assets	$24,162	$5,295	$18,867	$15,294	$3,237	$12,057
Indefinite lived intangible assets:
Jibbitz trade name	$153	$—	$153	$153	$—	$153
Total intangible asseets	$24,315	$5,295	$19,020	$15,447	$3,237	$12,210

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

The Company’s goodwill balance of $22.9 million and $11.6 million as of June 30, 2007 and December 31, 2006, respectively, relates predominately to the acquisitions of Ocean Minded in 2007, Jibbitz , Fury and EXO in 2006 as well as the acquisition of Foam Creations in 2004.

On June 26, 2007 the Company amended the membership interest purchase agreement with Jibbitz, LLC (“Jibbitz”) (Purchase Agreement) to amend the terms of the potential earn-out consideration included in the Purchase Agreement. The amendment removed the earnings targets for payment of the earn-out with $3.5 million payable on the effective date of the amended Purchase Agreement and the remaining $6.5 million payable on the first business day for the following thirteen months the Company will pay $500,000 to the earn-out recipients, for a total payment of $10.0 million. The Company recorded the addtional $10.0 million purchase price in the three months ended June 30, 2007.

8.                 COMMITMENTS AND CONTINGENCIES

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

9.                 MATERIAL CONTRACTS

Deferred Compensation Plan

On May 2, 2007, the Board of Directors approved the 2007 Executive Deferred Compensation Plan (“the Plan”) for certain highly compensated employees. The Plan, which is unfunded, allows for the Company or the employee to defer all or a portion of his or her compensation and requires any performance bonus under the 2007 Bonus Plan in excess of two times the minimum performance bonus percentage amount to be automatically deferred under the Plan terms, with a maximum deferral amount of $6.0 million. Under the terms of the Plan, all required deferrals will vest ratably on a quarterly basis from March 31, 2008 through December 31, 2010.

Hedging Transactions and Derivative Financial Instruments

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates. The Company uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions. The Company enteres into forward exchange contracts to hedge certain portions of furture cash flows demoninated in foreign currenies. All derivatives outstanding as of June 30, 2007 are designated as a cash flow hedge and there was no mark-to-market impact for the three and six months ended June 30, 2007.

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

The Company’s sales by product line are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shoes	$198,134	$83,416	$327,748	$126,209
Other	26,139	2,219	38,527	4,268
	$224,273	$85,635	$366,275	$130,477

Geographic information about the United States and international territories is presented below, the Company has allocated revenues to the geographical locations based on the location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
United States	$115,374	$58,000	$198,365	$92,918
Canada	17,484	9,571	26,177	12,565
Mexico	2,703	220	4,290	329
North America Total	135,561	67,791	228,832	105,812
Asia	37,206	11,955	56,453	16,568
Europe	49,932	4,897	76,353	6,837
Other	1,574	992	4,637	1,260
	$224,273	$85,635	$366,275	$130,477
Total for countries outside the United States	$108,899	$27,635	$167,910	$37,559

	June 30, 2007	December 31, 2006
Long-lived assets
United States	$29,773	$19,482
Canada	13,034	9,161
Mexico	1,588	1,204
North America Total	44,395	29,847
Asia	4,096	2,821
Europe	5,482	2,181
Other	2,021	—
	$55,994	$34,849
Total for countries outside the United States	$26,221	$15,367

There were no customers that comprised greater than 10% of the consolidated revenues of the Company for the three and six months ended June 30, 2007 and 2006.

11.          COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$48,451	$15,666	$73,396	$22,107
Foreign currency translation	1,123	201	1,584	226
Comprehensive income	$49,574	$15,867	$74,980	$22,333

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

On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. The utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons,

and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng’s Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge (“ALJ”) issued an Initial Determination of non-infringement related to one of the patents at issue. Crocs filed a petition with the Commission to review this determination. The Commission granted Crocs’s petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ’s determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission’s order. In light of the Commission’s Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. The schedule has subsquently been revised pursuant to Order Nos. 40 and 42, with the hearing currently set from September 7 through September 14, 2007.

On April 3, 2006, Crocs filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10 the utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. Crocs has entered into settlement agreements with Australia Unlimited, Inc., and on January 25, 2007 filed a stipulation for dismissal of all claims and counterclaims. Crocs has entered into a settlement agreement with D. Myers & Sons, Inc. and on May 23, 2007 filed  a consent judgment with the court related to D. Myers & Sons, Inc. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

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

13.          SUBSEQUENT EVENTS

On July 27, 2007, the Company acquired 100% of the membership interests of Bite, LLC, (“Bite”) a Washington limited liability company, for $1.75 million in cash and assumed debt of $1.3 million,  plus potential earn-out consideration of up to $1.75 million based on Bite’s revenues over the three years following the date of acqusition.  Bite markets and sells supportive performance shoes and sports sandals worldwide in five categories including, golf, adventure, healthy lifestyle, travel and watersports.

On July 9, 2007, at the annual stockholders’ meeting,  the Company’s stockholders approved the 2008 Cash Incentive Plan (the “2008 Plan”), which previously had been approved by the Company’s Board of Directors. The 2008 Plan will be effective as of January 1, 2008. The payout of awards under the 2008 Plan will be contingent upon the degree of attainment of specified performance measures over the applicable performance period. All awards under the 2008 Plan for a performance period will be paid in cash following the end of such performance period and the Compensation Committee’s certification of the degree to which applicable performance measures were attained. The maximum individual award payment that can be made under the 2008 Plan may not exceed $2 million for a quarterly performance period or the corresponding multiple of that amount for any performance period that is more than one quarter in duration.

Also on July 9, 2007, at the annual stockholders’ meeting,  the Company’s stockholders approved the 2007 Incentive Plan (the “2007 Plan”), which previously had been approved by the Company’s Board of Directors. The 2007 Plan is effective as of March 30, 2007. The bonus levels under the 2007 Plan expressed as a percentage of 2007 base salary range from 25% to 800% based on achieving earnings per share growth of 10% to 175% in the year ending December 31, 2007 over the earnings per share for the year ended December 31, 2006.

Also on July 9, 2007, at the annual stockholders’ meeting,  the Company’s stockholders approved the 2007 Equity Incentive Plan (the “2007 Plan”), which previously had been approved by the Company’s Board of Directors. The 2007 Plan will be effective as of July 9, 2007. After giving effect to the Company’s two-for-one stock split of its common stock distributed on June 14, 2007, the total number of shares of the Company’s common stock available for distribution under the 2007 Plan is 9,000,000, subject to adjustment for future stock splits, stock dividends and similar changes in the Company’s capitalization.

Also on July 9, 2007, at the annual stockholders’ meeting, the Company’s stockholders approved a Certificate of Amendment to the Restated Certificate of Incorporation of the Company. The Certificate of Amendment amends the Restated Certificate of Incorporation of the Company to increase the Company’s authorized capital stock from 130,000,000 shares, of which 125,000,000 are common stock and 5,000,000 are preferred stock, to 255,000,000 shares, of which 250,000,000 are common stock and 5,000,000 are preferred stock.

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

Overview

We are a rapidly growing designer, manufacturer, and marketer of footwear for men, women, and children. All of our crocs-branded footwear products incorporate croslite, which enables us to produce a soft and lightweight, non-marking, slip- and odor-resistant shoe that retails at attractive price points ranging from $19.99 to $59.99. In addition to our footwear products, we acquired Jibbitz, a unique accessory brand with colorful snap-on products specifically suited for Crocs shoes, and introduced a line of Crocs-branded apparel and accessory items. We also acquired Fury, which produces and distributes hockey and lacrosse equipment for adults and children, and EXO, a Italian designer and producer of EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry. In January 2007, we acquired substantially all of the assets of Ocean Minded, a design and manufacturer of high quality leather and EVA based sandals primarily for the beach, adventure and action sports market. In July 2007, we acquired Bite, a design and manufacturer of comfortable and supportive performance shoes and sports sandals sold worldwide in five categories including, golf, adventure, healthy lifestyle, travel and watersports. We also use croslite to manufacture non-branded products that we sell to original equipment manufacturers.

We currently sell our Crocs-branded products throughout the U.S. and in over 90 countries worldwide. We sell our products directly to retailers or through distributors where we believe they offer a preferable alternative to direct sales. We also sell directly to consumers through our website and our company-operated kiosks and retail stores. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels in the U.S., including traditional footwear retailers as well as a variety of specialty channels. As of June 30, 2007, our retail customer base in the U.S. included over 12,000 sales locations selling our products.

We have achieved significant growth since our inception, driven largely by the popularity of our footwear products and our ability to significantly expand the breadth and depth of our distribution network and manufacturing capacities. For the quarter ended June 30, 2007, we recorded revenues of $224.3 million and net income of $48.5 million, compared to $85.6 million of revenues and net income of

$15.7 million for the quarter ended June 30, 2006. We have also achieved strong gross profit margins on sales of our Crocs footwear. For the quarter ended June 30, 2007, our gross profit was $131.9 million, or 58.8% of revenues, compared to $47.0 million, or 54.9% of revenues, for the quarter ended June 30, 2006. We believe a number of factors have contributed to our ability to achieve gross profit margins at these levels including our use of third party manufacturers. Our company-operated manufacturing facilities have allowed us to maintain a relatively low cost structure while enabling us to achieve significant production flexibility.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues.   Revenues increased 161.9% or $138.6 million, to $224.3 million, in the three months ended June 30, 2007, from $85.6 million in the three months ended June 30, 2006. In addition, our revenues from sales outside of the United States were $108.9 million in the three months ended June 30, 2007 compared to $27.6 million in the three months ended June 30, 2006. This increase was primarily a result of significantly higher unit sales of our footwear products. The higher unit sales resulted from an increase in the number of retail stores selling our products, additional sales resulting from new product offerings, stronger sales to our existing wholesale customers and increased sales at retail locations owned by us and through our webstore.

Gross profit.   Gross profit increased 180.9% or $85.0 million, to $131.9 million, in the three months ended June 30, 2007, from $47.0 million in the three months ended June 30, 2006. Our gross profit margin improved by 400 basis points to 58.8% in the three months ended June 30, 2007, compared to 54.8% in the three months ended June 30, 2006. This increase in margin was primarily attributable to better freight management and a decrease in the average order fulfillment costs due to reducing our reliance on third party distribution facilities. We have also improved efficiencies in managing inventory requirements and improved leverage of fixed operating costs due to higher volume. In addition, the increase in international sales and the addition of Jibbitz improved the margin as we recognize higher margins on these sales.

Selling, general and administrative expenses.   Selling, general and administrative expense increased 172.3% or $40.2 million, to $63.5 million in the three months ended June 30, 2007, from $23.3 million in the three months ended June 30, 2006.  As a percentage of net revenues, selling, general and administrative expenses increased 110 basis points to 28.3% for the three months ended June 30, 2007 from 27.2% for the three months ended June 30, 2006. This increase was primarily a result of higher costs associated with increased sales volumes, including an increase in selling and marketing expenses of $10.1 million related to our increase in corporate sponsorships such as the AVP Crocs Tour and college sponsorships, and increases in personnel expenses of $22.4 million due to our growth and expanding operations. In addition, professional and consulting fees increased approximately $6.1 million, primarily as a result of increased accounting fess related to our efforts to comply with the Sarbanes-Oxley Act of 2002, contract labor and general consultants.

Interest expense.   Interest expense was $51,000 in the three months ended June 30, 2007, compared to $92,000 in the three months ended June 30, 2006. The Company does not consider this to be a material change.

Other income, net.   Other income was $399,000 in the three months ended June 30, 2007, compared to $366,000 in the three months ended June 30, 2006 which resulted primarily from an increase in interest income related to an increase in cash and cash equivalents.

Income tax expense.   During the three months ended June 30, 2007, income tax expense was $20.4 million, representing an effective income tax rate of 29.6%, compared to income tax expense of $8.3 million, representing an effective income tax rate of 34.5% in the three months ended June 30, 2006. The decrease of 490 basis points relates primarily to an increase in the pre-tax earnings in jurisdictions with lower relative income tax rates as a percentage of total pre-tax earnings.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues.   Revenues increased 180.7% or $235.8 million, to $366.3 million, in the six months ended June 30, 2007, from $130.5 million in the six months ended June 30, 2006. In addition, our revenues from sales outside of the United States were $167.9 million in the six months ended June 30, 2007 compared to $37.6 million in the six months ended June 30, 2006. This increase was primarily a result of significantly higher unit sales of our footwear products. The higher unit sales resulted from an increase in the number of retail stores selling our products, additional sales resulting from new product offerings, stronger sales to our existing wholesale customers and increased sales at retail locations owned by us and through our webstore.

Gross profit.   Gross profit increased 206.3% or $145.8 million, to $216.4 million, in the six months ended June 30, 2007, from $70.6 million in the six months ended June 30, 2006. Our gross profit margin was 59.1% in the six months ended June 30, 2007, compared to 54.1% in the six months ended June 30, 2006. This increase in margin was primarily attributable to better freight management and a decrease in the average order fulfillment costs due to reducing our reliance on third party distribution facilities. We have also improved efficiencies in managing inventory requirements and improved leverage of fixed operating costs due to higher volume. In addition, the increase in international sales and the addition of Jibbitz improved the margin as we recognize higher margins on these sales.

Selling, general and administrative expense.   Selling, general and administrative expense increased 199.6% or $73.8 million, to $110.8 million in the six months ended June 30, 2007, from $37.0 million in the six months ended June 30, 2006. This increase was primarily a result of higher costs required to support increased sales volumes, including increases in personnel expenses of $43.3 million (including share-based compensation), increases in selling and marketing expenses of  $15.8 million, and increases in professional fees of $10.7 million, primarily as a result of increased accounting fees related to our efforts to comply wih the Sarbanes-Oxley Act of 2002, and general consulting. In addition, depreciation and amortization expense increased $2.9 million, due to the increase in capital expenditures and intangible assets associated with the acquisitions of Jibbitz, Fury, EXO and Ocean Minded. As a percentage of revenues, selling, general and administrative expense increased to 30.3% in the six months ended June 30, 2007, from 28.3% in the six months ended June 30, 2006, as we hired additional personnel and incurred increased costs related to our growth.

Interest expense.   Interest expense was $115,000 in the six months ended June 30, 2007, compared to $391,000 in the six months ended June 30, 2006. Interest expense decreased due to our use of a portion of the proceeds from our initial public offering to retire bank loans. This debt retirement led to a decrease in average borrowings outstanding on our line of credit and long term debt during the six months ended June 30, 2007 compared to average borrowings outstanding under those arrangements during the six months ended June 30, 2006.

Other income, net.   Other income was $915,000 in the six months ended June 30, 2007, compared to income of $662,000 in the six months ended June 30, 2006, which resulted from an increase in interest income related to an increase in cash and cash equivalents and short-term investments held in interest bearing accounts, resulting from our initial public offering.

Income tax expense.   During the six months ended June 30, 2007, income tax expense was $33.0 million, representing an effective income tax rate of 31.0%, compared to income tax expense of $11.8 million, representing an effective income tax rate of 34.9% in the six months ended June 30, 2006. The decrease relates primarily to an increase in the pre-tax earnings in jurisdictions with lower income tax rates as a percentage of total pre-tax earnings.

Liquidity and Capital Resources

As of June 30, 2007, we had $89.4 million in cash and cash equivalents and short-term investments compared to $67.9 million as of December 31, 2006. The increase in cash and cash equivalents reflects the proceeds of cash from operations. In the six months ended June 30, 2007, we used, $24.7 million for capital expenditures related to increasing our manufacturing capacity and improving our infrastructure, $4.2 million to expand and upgrade our existing information technology systems, and $2.7 million for acquisitions, net of cash received.

The significant components of our working capital are cash, accounts receivable, inventory, accounts payable and accrued expenses. Capital requirements related to manufacturing include compounding and injection molding equipment for facilities we operate, as well as footwear molds used in our company-operated facilities or purchased for use by our third party manufacturers.

Cash used in operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock-based compensation and changes in working capital and other activities. Cash provided by operating activities in the six month period ended June 30, 2007 was $22.9 million and was primarily related to net income of $73.4 million plus non-cash items of depreciation and amortization of $7.5 million, unrealized foreign exchange gain of $2.0 million and share-based compensation of $9.7 million, partially offset by increases in working capital resulting from increases in inventory of $29.4 million and accounts receivable of $51.6 million. Cash used in operating activities in the six month period ended June 30, 2006 was $14.7 million and was primarily related to net income of $22.1 million plus non-cash items of depreciation and amortization of $3.2 million and share-based compensation expense of $4.4 million, increases in accrued liabilities and other liabilities of $4.5 million, partially offset by increases in working capital resulting from significant increases in inventory of $12.1 million, and accounts receivable of $30.1 million, and decrease in accounts payable of $5.2 million.

Cash used in investing activities for the six months ended June 30, 2007 was $34.4 million, which resulted from net purchases of investments of $2.1 million, capital expenditures for molds, machinery and equipment of $24.7 million, $4.2 million related to the upgrade and expansion of our information technology systems and $2.7 million for acquisitions, net of cash received. Cash used in investing activities in the six months ended June 30, 2006 was $8.3, which resulted from to capital expenditures of $6.9 million and $1.4 million related to the upgrade and expansion of our information technology systems.

Cash provided by financing activities was $29.6 million for the six months ended June 30, 2007, which resulted from exercises of stock options of $8.6 million and excess tax benefit on share-based compensation of $21.2 million. Cash provided by financing activities was $85.4 million for the six months ended June 30, 2006, which resulted from the completion of the initial public offering of our common stock whereby we received net proceeds of $94.5 million, after deducting underwriting discounts and commissions and related offering costs, offset by payments on long-term debt and capital lease obligations of $12.0 million.

In connection with the Jibbitz amended purchase agreement, the Company has accrued the remaining $3.5 million additional purchase price at June 30, 2007, which is to be paid out over thirteen months beginning in July 2007.

Seasonality

Due to our significant sales growth since our inception, we cannot assess with certainty the degree to which sales of our footwear products will be subject to seasonality. However, we expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. While we have introduced footwear models that are more suitable for cold weather uses, such as the Endeavor, Georgie, All Terrain, Highland, Snowmini, and YOU by Crocstm, we expect demand for our products, and therefore our sales, may be subject to seasonal variations and significantly impacted by weather conditions, as over 67% of our revenues during the three months ended June 30, 2007 were attributable to our Beach and Cayman (classic) models and our flip-flops and other open-toed models, which are more suitable for warm weather. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may decrease.

Critical Accounting Policies and Estimates

Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. We have not modified the policies and estimates set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the accounting for the adoption of FIN 48.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and was effective beginning January 1, 2007. There was no cumulative effect of the adoption of Interpretation No. 48.

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves at the time we determine it is probable we will be liable to pay additional taxes related to certain matters. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.

Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carryback years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.

Additionally, undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. We have formulated a specific plan for reinvestment of undistributed earnings of its foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions. Should we change our plans, we would be required to record a significant amount of deferred tax liabilities.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We earn interest income on both our cash and cash equivalents and our investment portfolio. Our investment portfolio generally consists of readily marketable investment-grade debt securities of various issuers and maturities. All investments are denominated in U.S. dollars and are classified as “available for sale.” These instruments are not leveraged, and are not held for trading purposes. We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates and if the weighted average rate of return on cash and cash equivalents, restricted cash, and marketable securities were to increase or decrease by 1%, the impact on interest income would be $168,000, net of tax during the three months ended June 30, 2007.

Credit Risk

We do not have any variable rate debt instruments and we are not exposed to market risk due to changes in interest rates such as the prime rate and LIBOR.

Foreign Currency Exchange Risk

We pay the majority of our overseas third party manufacturers in U.S. dollars and have had significant revenues from foreign sales in recent periods. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase or decrease in value by 1%, the impact on international sales of $108.9 million during the three months ended June 30, 2007 would have been an increase or decrease in consolidated revenues by $184,000, net of tax. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. We may engage in forward foreign exchange contracts to reduce our economic exposure to changes in exchange rates. Forward contracts are entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes.

ITEM 4.                Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain opportunities to improve our internal controls over financial reporting. As a result, we are evaluating and implementing improvements to our internal controls over financial reporting and will continue to do so. These improvements include further formalization of accounting standards and guidelines, improved segregation of duties, hiring additional competent accounting managers and staff, and improving information technology system controls. Any further opportunities to improve our internal controls identified by our continued compliance efforts will be addressed accordingly.

During the three months ended June 30, 2007, we made changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On June 1, 2007 we implemented a new accounting and operational software package for our Jibbitz operations. Certain processes and controls were changed to accommodate the needs and requirements of our growth and the new financial reporting system.

PART II.
OTHER INFORMATION

ITEM 1.                Legal Proceedings

On April 3, 2006, we filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10. The utility and design patents asserted in the complaint were issued to us on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. We have entered into settlement agreement with Australia Unlimited, Inc., and on January 25, 2007 filed a stipulation for dismissal of all claims and counterclaims. We have entered into a settlement agreement with D. Myers & Sons, Inc. and, on May 23, 2007, filed  a consent judgment with the court related to D. Myers & Sons, Inc. We do not expect the ultimate resolution of this matter will have a material adverse impact on our business.

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

ITEM 6.                Exhibits

Exhibit List

Exhibit Number		Description
3.1	**	Restated Certificate of Incorporation of Crocs, Inc.
3.2	@	Certificate of Amendment to the Restated Certificate of Incorporation of Crocs, Inc.
3.3	**	Amended and Restated Bylaws of Crocs, Inc.
4.1	*	Specimen common stock certificate.
31.1	††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32	††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*                    Incorporated herein by reference to Crocs, Inc.’s Registration Statement on Form S-1 (File No. 333-127526).

**             Incorporated by reference to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).

@              Incorporated by reference to Crocs, Inc.’s Current Report on Form 8-K, filed on July 12, 2007 (File No. 000-51754).

††             Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROCS, INC.
Date: August 14, 2007	By:	/s/ PETER S. CASE
		Name:	Peter S. Case
		Title:	Chief Financial Officer, Senior Vice President—Finance and Treasurer