Form 10-Q
period 2007-09-30
Crocs, Inc.
filed 2007-11-14
CIK 1334036

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 000-51754

Crocs, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2164234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6328 Monarch Park Place, Niwot Colorado 80503
(Address of Registrant's principal executive offices)

(303) 848-7000
(Registrant's telephone number, including area code)

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

        As of October 31, 2007, Crocs, Inc. had 82,459,122 shares of its $0.001 par value common stock outstanding.

Crocs Inc.

Form 10-Q

Quarter Ended September 30, 2007

PART I FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$256,275	$111,345	$622,554	$241,824
Cost of sales	100,883	46,521	250,729	106,348

Gross profit	155,392	64,824	371,825	135,476
Selling, general and administrative expense	77,156	33,344	187,958	70,345

Income from operations	78,236	31,480	183,867	65,131
Interest expense	191	162	306	533
Other income—net	(1,158)	(657)	(2,074)	(1,310)

Income before income taxes	79,203	31,975	185,635	65,908
Income tax expense	22,655	10,449	55,690	22,275

Net income	$56,548	$21,526	$129,945	$43,633
Dividends on redeemable convertible preferred shares	—	—	—	33

Income attributable to common stockholders	$56,548	$21,526	$129,945	$43,600

Income per common share: (note 4)
Basic	$0.69	$0.28	$1.62	$0.60

Diluted	$0.66	$0.27	$1.55	$0.55

Weighted average common shares:
Basic	81,543,769	77,546,724	80,362,112	73,350,638

Diluted	85,370,351	80,931,446	83,842,675	79,453,690

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of
	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$55,659	$42,656
Restricted cash	4,220	2,890
Short-term investments	16,700	22,325
Accounts receivable, net	160,642	65,588
Inventories	195,256	86,210
Deferred tax assets	3,709	3,690
Prepaid income tax	—	4,715
Prepaid expenses and other current assets	21,970	9,617

Total current assets	458,156	237,691
Property and equipment, net	72,186	34,849
Goodwill	23,645	11,552
Intangible assets, net	26,969	12,210
Deferred tax assets, net	2,940	1,280
Other assets	10,566	1,875

Total assets	$594,462	$299,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,955	$43,794
Accrued expenses and other current liabilities	85,148	31,109
Income taxes payable	2,787	12,465
Current portion of long-term debt and capital lease obligations	194	541

Total current liabilities	169,084	87,909
Long-term debt and capital lease obligations, net of current portion	21	116
Deferred tax liabilities	3,487	1,688
Other liabilities	9,271	1,486

Total liabilities	181,863	91,199

Commitments and contingencies (note 8, 12 and 13)
Stockholders' equity:
Common shares, par value $0.001 per share; 250,000,000 shares authorized, 82,003,587 and 78,681,418 shares issued and outstanding as of September 30, 2007 and 2006	82	77
Preferred shares, par value $0.001 per share; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2007 and 2006	—	—
Additional paid-in capital	197,775	131,796
Deferred compensation	(3,052)	(5,702)
Retained earnings	211,027	81,081
Accumulated other comprehensive income	6,767	1,006

Total stockholders' equity	412,599	208,258

Total liabilities and stockholders' equity	$594,462	$299,457

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$129,945	$43,633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,608	5,238
Loss on disposal of fixed assets	225	330
Unrealized foreign exchange gains	(5,484)	—
Deferred income taxes	(128)	(113)
Share-based compensation	16,041	7,195
Excess tax benefit on share-based compensation	(38,602)	(5,047)
Bad debt expense	1,395	1,389
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(92,134)	(43,741)
Inventories	(101,667)	(20,415)
Prepaid expenses and other assets	(14,931)	(8,397)
Accounts payable	30,347	7,974
Accrued expenses and other liabilities	83,590	15,364

Cash provided by operating activities	22,205	3,410

Cash flows from investing activities:
Purchases of short-term investments	(66,780)	(31,800)
Sales of short-term investments	72,405	6,400
Cash paid for purchases of property and equipment	(41,605)	(13,042)
Cash paid for intangible assets	(14,160)	(1,688)
Proceeds from the disposal of property and equipment	—	340
Acquisition of businesses, net of cash acquired	(11,280)	—
Restricted cash	(1,083)	—

Cash used in investing activities	(62,503)	(39,790)

Cash flows from financing activities:
Proceeds from note payable, net	—	1,811
Repayment of long-term debt and capital lease obligations	(621)	(12,222)
Proceeds from initial public offering, net of offering costs	—	94,454
Excess tax benefit on share-based compensation	38,602	5,047
Exercise of stock options	13,992	564
Payment of preferred dividends	—	(171)

Cash provided by financing activities	51,973	89,483

Effect of exchange rate changes on cash	1,328	(10)

Net increase in cash and cash equivalents	13,003	53,093
Cash and cash equivalents—beginning of period	42,656	4,787

Cash and cash equivalents—end of period	$55,659	$57,880

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$175	$296
Income taxes	$12,760	$19,583
Supplemental disclosure of non-cash, investing, and financing activities:
In conjunction with the acquisitions made liabilities were assumed as follows:
Fair value of assets acquired	$7,074	—
Cash paid for capital stock	5,093	—

Liabilities assumed	$1,981	—

Assets acquired under capitalized leases	$—	$563

Accrued purchases of property and equipment	$4,730	—

Accrued Jibbitz and Bite purchase price	$5,011	—

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements of Crocs, Inc. and subsidiaries (collectively, "Crocs" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

        These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2006. Except for derivatives and hedging activities, which are described below, the accounting policies used in preparing these condensed consolidated financial statements are the same as those described in Note 2 to the consolidated financial statements in the Company's Form 10-K.

Accounting for Derivatives and Hedging Activities

        The Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates. The Company accounts for derivatives pursuant to the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended and interpreted. FAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet. Changes in the fair value of derivative financial instruments are recognized in net income.

Stock Split

        On May 2, 2007, the Board of Directors of the Company declared a two-for-one stock split of the Company's common shares, which was effected in the form of a 100% common stock dividend distributed on June 14, 2007. All references to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the two-for-one stock split.

Income Taxes

        In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The adoption of FIN 48 did not have a material impact on the Company's condensed consolidated balance sheet, statement of operations or cash flows. The Company had unrecognized tax benefits of $614,000 at January 1, 2007 and $3.0 million as of September 30, 2007. The Company expects that the requirements of FIN 48 may add volatility to its effective tax rate and, therefore, the expected income tax expense in future periods.

        The Company's unrecognized benefits consist primarily of tax positions related to intercompany transfer pricing in multiple jurisdictions. The Company is currently negotiating with tax authorities to obtain rulings regarding its transfer pricing policies. Conclusion of these negotiations could result in a significant increase or decrease in the amount of unrecognized tax benefits during the next twelve months. The Company is currently unable to estimate the range of the possible change.

        Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated statement of operations at January 1, 2007 was $128,000 related to the adoption of FIN 48 and an additional $323,000 accrued during the nine months ended September 30, 2007 for a total of $451,000.

        The Company is potentially subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years 2005 and 2006. In addition, the Company's Canadian subsidiary, Foam Creations, is potentially subject to Federal and Provincial income tax audits for years 2002 through 2006.

2. RECENT ACCOUNTING PRONOUCEMENTS

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for the first annual or interim reporting period beginning after November 15, 2007. The Company will adopt SFAS 157 effective January 1, 2008. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2008. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

3. STOCK-BASED COMPENSATION

        During the three months ended September 30, 2007, the Company issued 499,900 options to purchase shares of its common stock to eligible employees and non-employee directors with a weighted average grant date fair value of $20.65 and a weighted average exercise price of $54.00. During the three months ended June 30, 2007, the Company issued 392,200 options to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $18.93 and a weighted average exercise price of $38.36. During the three months ended March 31, 2007, the Company issued in January and February 2007, 1,030,000 and 20,000 options, adjusted for the stock split that occurred on June 14, 2007, to purchase shares of its common stock to executive officers, with grant date fair values of $11.22 and $11.90 per share, respectively, and exercise prices of $22.92 and $24.36 per share, respectively as adjusted. The Company also granted in the three months ended March 31, 2007 an aggregate of 807,100 options, split adjusted, to purchase shares of its common stock to eligible employees with grant date fair values of $11.78 and $11.90 and exercise prices of $23.93 and $24.36 per share. All options granted to employees will vest ratably over four years with the first year on a "cliff" basis and monthly vesting for the remaining three years. Options granted to non-employee directors will vest in four equal annual installments on the date of the annual meeting of stockholders each year. Compensation expense is recognized equally over the four year vesting period.

        Stock-based compensation, including options and non-vested shares, was $6.3 million and $16.0 million in the three and nine months ended September 30, 2007, respectively, and $2.8 million and $7.2 million in the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2007, $658,000 and $2.5 million, respectively, of the stock-based compensation was capitalized in inventory as part of the overhead allocation and intangible assets in the condensed consolidated balance sheet. During the three and nine months ended September 30, 2007, 775,095 and 2,821,519 options to purchase common stock were exercised, 39,210 and 405,589 options to purchase common stock were forfeited, and 208,626 and 490,926 shares of restricted stock vested, respectively.

4. EARNINGS PER SHARE

        Basic earnings per common share ("EPS") is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Antidilutive securities are excluded from diluted EPS (in thousands except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reconciliation of net income for dilutive computation:
Income attributable to common stockholders	$56,548	$21,526	$129,945	$43,600
Preferred dividend	—	—	—	33

Net income for dilutive computation	$56,548	$21,526	$129,945	$43,633

Basic income per common share:
Weighted average common shares outstanding	81,543,769	77,546,724	80,362,112	73,350,638

Basic income per common share	$0.69	$0.28	$1.62	$0.60

Diluted income per common share:
Weighted average common shares outstanding	81,543,769	77,546,724	80,362,112	73,350,638
Dilutive effect of preferred stock	—	—	—	2,129,370
Dilutive effect of stock options	3,587,728	2,562,192	3,109,047	2,884,486
Dilutive effect of unvested stock	238,854	822,530	371,516	1,089,196

Weighted average diluted common shares outstanding	85,370,351	80,931,446	83,842,675	79,453,690

Diluted income per common share	$0.66	$0.27	$1.55	$0.55

        For the three and nine months ended September 30, 2007 and 2006 there were options outstanding to purchase 647,100 and 4.0 million shares of the Company's common stock with a weighted-average exercise price per share of $50.44 and $12.07, respectively, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive.

5. SHORT-TERM INVESTMENTS

        At September 30, 2007, the Company's short-term investments consisted exclusively of auction rate securities. Auction rate securities are variable rate bonds of states and joint municipal agencies tied to short-term interest rates with maturities on the face of the underlying securities in excess of 90 days. These securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based on the interest rate determined during the prior auction. The Company recorded such securities as short-term investments based on the short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company's discretion with the intent of meeting the Company's short-term working capital requirements.

        Investments in auction rate securities are classified as available-for-sale and are reported at fair value in the Company's consolidated balance sheets. There were no unrealized gains or losses as of September 30, 2007. The following table summarizes the contractual maturities of available-for-sale securities at September 30, 2007 and December 31, 2006 (in thousands).

	September 30, 2007	December 31, 2006
Within one year	$—	$—
After one year through five years	—	—
After five years through ten years	900	—
After ten years	15,800	22,325

	$16,700	$22,325

        Proceeds from sales of short-term investments totaled $45.4 million and $72.4 million in the three and nine months ended September 30, 2007, respectively. Purchases of short-term investments totaled $37.7 million and $66.8 million in the three and nine months ended September 30, 2007, respectively. There were no realized gains or losses related to the sales of short-term investments in the three and nine months ended September 30, 2007.

6. INVENTORIES

        Inventories by major classification are as follows (in thousands):

	September 30, 2007	December 31, 2006
Finished goods	$170,460	$78,938
Work-in-progress	2,498	445
Raw materials	22,298	6,827

	$195,256	$86,210

7. GOODWILL AND INTANGIBLE ASSETS

        The following table summarizes the Company's identifiable intangible assets as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Patents, copyrights, and trademarks	$2,929	$78	$2,851	$1,441	$12	$1,429
Customer relationships	5,341	1,964	3,377	3,547	657	2,890
Core technology	4,828	3,142	1,686	4,154	2,082	2,072
Non-competition agreement	636	307	329	636	212	424
Software developed for internal use	19,704	1,131	18,573	5,516	274	5,242

Total finite lived intangible assets	$33,438	$6,622	$26,816	$15,294	$3,237	$12,057
Indefinite lived intangible assets:
Jibbitz trade name	$153	$—	$153	$153	$—	$153

Total intangible assets	$33,591	$6,622	$26,969	$15,447	$3,237	$12,210

        On July 27, 2007, the Company acquired all of the assets of Bite, LLC ("Bite") for $1.75 million in cash and the assumption of $1.3 million in debt, plus a potential earn out of up to $1.75 million based on Bite achieving certain earnings targets over a three year period. Bite is a designer and manufacturer of comfortable and supportive performance shoes and sports sandals sold worldwide in five categories including, golf, adventure, healthy lifestyle, travel and watersports. The Company recorded $512,000 in customer relationships and $530,000 in goodwill on the date of acquisition for Bite. The Company is finalizing its purchase accounting in the fourth quarter and management believes any adjustment will not be material.

        On January 31, 2007, the Company acquired substantially all of the assets of Ocean Minded, LLC ("Ocean Minded") for $1.75 million in cash, plus a potential earn-out of up to $3.75 million based on Ocean Minded achieving certain earnings targets over a three year period. Ocean Minded is a designer and manufacturer of high quality leather and EVA (Ethylene Vinyl Acetate) based sandals primarily for the beach, adventure and action sports markets. The Company recorded $600,000 in customer relationships and intangible assets and $953,000 in goodwill on the date of acquisition for Ocean Minded.

        On June 26, 2007, the Company amended the membership interest purchase agreement with Jibbitz, LLC ("Jibbitz") (Purchase Agreement) to amend the terms of the potential earn-out consideration included in the Purchase Agreement. The amendment removed the earnings targets for payment of the earn-out with $3.5 million payable on the effective date of the amended Purchase Agreement and the remaining $6.5 million payable in equal monthly installments of $500,000 due on the first business day for the following thirteen months. The Company recorded the additional $9.77 million purchase price to goodwill in the second quarter of 2007.

        The Company's goodwill balance of $23.6 million and $11.6 million as of September 30, 2007 and December 31, 2006, respectively, relates predominately to the acquisitions of Bite and Ocean Minded in 2007, Jibbitz, Fury and EXO in 2006 as well as the acquisition of Foam Creations in 2004.

8. COMMITMENTS AND CONTINGENCIES

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

9. MATERIAL CONTRACTS

Deferred Compensation Plan

        On May 2, 2007, the Board of Directors of the Company approved the 2007 Executive Deferred Compensation Plan ("the Plan") for certain highly compensated employees. On July 9, 2007 the Company's stockholders approved the Plan at the annual stockholders' meeting. The Plan, which is unfunded, allows for the Company or the employee to defer all or a portion of his or her compensation and requires any performance bonus under the 2007 Bonus Plan in excess of two times the minimum performance bonus percentage amount to be automatically deferred under the Plan terms, with a maximum deferral amount of $6.0 million. Under the terms of the Plan, all required deferrals will vest ratably on a quarterly basis from March 31, 2008 through December 31, 2010.

Hedging Transactions and Derivative Financial Instruments

        The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates. The Company uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific assets and liabilities on the balance sheet, specific firm commitments or forecasted transactions. The Company has entered into forward exchange contracts to hedge certain portions of future cash flows denominated in foreign currencies. None of the derivative instruments entered into prior to September 30, 2007, whether settled before September 30, 2007 or unsettled at September 30, 2007, have been designated as hedges and, as such, hedge accounting has not been applied.

10. OPERATING SEGMENTS AND RELATED INFORMATION

        The Company operates in the consumer products industry in which the Company designs, manufactures, markets and distributes footwear, apparel and accessories. Operating results are assessed on an aggregate basis to make decisions about necessary resources and in assessing performance. Consequently, under the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS 131"), and based on the nature of the financial information that is received by the chief executive officer as chief operating decision maker, the Company has one reportable segment for financial statement purposes.

        The Company's sales by product line are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shoes	$228,445	$109,950	$557,067	$236,162
Other	27,830	1,395	65,487	5,662

	$256,275	$111,345	$622,554	$241,824

        Geographic information about the United States and international territories is presented below, the Company has allocated revenues to the geographical locations based on the location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
United States	$125,403	$70,476	$323,768	$163,462
Canada	10,116	11,929	36,293	24,490
Mexico	1,242	630	5,533	959

North America total	136,761	83,035	365,594	188,911
Asia	53,902	15,840	110,356	33,097
Europe	58,083	11,795	134,437	19,373
Other	7,529	675	12,167	443

	$256,275	$111,345	$622,554	$241,824

Total for countries outside the United States	$130,872	$40,869	$298,786	78,362

	September 30, 2007	December 31, 2006
Long-lived assets
United States	$37,068	$19,482
Canada	13,829	9,161
Mexico	2,493	1,204

North America total	53,390	29,847
Asia	6,100	2,821
Europe	9,419	2,181
Other	3,277	—

	$72,186	$34,849

Total for countries outside the United States	$35,118	$15,367

        There were no customers that comprised greater than 10% of the consolidated revenues of the Company for the three and nine months ended September 30, 2007 and 2006.

11. COMPREHENSIVE INCOME

        Comprehensive income for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$56,548	$21,526	$129,945	$43,633
Foreign currency translation	4,177	143	5,761	369

Comprehensive income	$60,725	$21,669	$135,706	$44,002

12. LEGAL PROCEEDINGS

        In January 2005, Crocs's direct subsidiary Foam Creations filed a lawsuit against Holey Soles Holdings Ltd. ("Holey Soles") in the Federal Court of Canada, Trial Division in Toronto, Ontario. In early 2007 Crocs was added as a co-plaintiff to the action. The complaint alleges trademark and copyright infringement relating to the design of some of its shoe models. Crocs is seeking a permanent injunction with respect to any further acts of infringement of its intellectual property, as well as damages and attorneys' fees. The first round of examinations for discovery are now completed. Holey Soles recently filed a motion for summary judgement scheduled to be heard on January 31, 2008. The action is still pending.

        In August 2005, Holey Soles filed a lawsuit against Crocs in the United States District Court for the Southern District of New York. Holey Soles seeks a declaratory judgment that Crocs does not have any valid copyright or trade dress rights with respect to the design of its footwear. In addition, Holey Soles seeks a declaratory judgment that the manufacture, sale and distribution of its footwear products does not constitute unfair competition and does not infringe on Crocs' copyrights or trade dress rights. On Crocs' motion, the action has been transferred to the United States District of Colorado where it has been stayed pending the outcome of the International Trade Commission ("ITC") Investigation No. 337-TA-567 discussed below. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

        On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. The utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. Crocs filed a petition with the Commission to review this determination. The Commission granted Crocs's petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 4th to 17th, 2007. After post-trial briefing was completed, the ALJ has set a target date of April 11, 2008 for completion of the Investigation. The Company does not expect the ultimate resolution of this matter to have a material adverse impact on its business.

        On April 3, 2006, Crocs filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10. The utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. Crocs has entered into a settlement agreements with Australia Unlimited, Inc., and on January 25, 2007 filed a stipulation for dismissal of all claims and counterclaims. Crocs has entered into a settlement agreement with D. Myers & Sons, Inc. and on May 23, 2007 the U.S. District Court entered a consent judgment against D. Myers & Sons, Inc. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

        On January 29, 2007, Crocs filed an action in Colorado District Court, Boulder County, alleging breach of contract by Australia Unlimited. Crocs alleges Australia Unlimited breached the settlement agreement from the prior litigation by introducing a new shoe design not approved by Crocs. Crocs obtained a temporary restraining order enjoining Australia Unlimited sale of the new shoe; however, Crocs' motion for preliminary injunction was denied. Australia Unlimited removed the case to federal court, Case No. 07CV00221, and alleged a counterclaim for breach of contract and that it is entitled to recover damages for the time that the temporary restraining order was in effect. On November 6, 2007, based on information learned in discovery, Crocs filed an amended complaint against Australia Unlimited alleging claims for patent infringement, trade dress infringement and unfair competition. Crocs seeks both damages and injunctive relief through those claims. A two-week jury trial is currently scheduled for February 9, 2009. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

        Although the Company is subject to other litigation from time to time in the ordinary course of its business, the Company is not party to any other pending legal proceedings that the Company believes will have a material adverse impact on its business.

        As of September 30, 2007, the Company has not accrued any amounts related to estimated losses for legal contingencies. While there is a reasonable possibility that certain legal matters may result in an unfavorable outcome and loss, the Company's estimated potential losses, or range of losses, when aggregated, is immaterial to the financial statements.

13. SUBSEQUENT EVENTS

        On November 1, 2007, the Board of Directors of the Company approved an authorization to repurchase up to one million shares of its common stock. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase authorization does not have an expiration date and does not obligate the Company to acquire any particular amount of shares of its common stock. The repurchase authorization may be modified, suspended or discontinued at any time. On November 7, 2007, the Company repurchased approximately 524,000 shares for a total of approximately $25.0 million.

        The Company and Ronald Snyder, President and Chief Executive Officer, and Peter Case, Chief Financial Officer, have been named as defendants in a complaint filed by an investor in the United States District Court for the District of Colorado on November 8, 2007. The complaint purports to be brought on behalf of a class of all persons who purchased the Company's stock in the market between July 27, 2007 and October 31, 2007 (the "Class Period"). The complaint alleges that defendants made false and misleading public statements about the Company, and its business and prospects, in press releases and at investor conferences during the Class Period, and that the market price of the Company's stock was artificially inflated as a result. The complaint alleges claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. It seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys' fees and costs of litigation. The Company is unable, at this time, to estimate any potential losses related to this matter.

        The Company and the other defendants have not yet responded to the complaint, but intend to vigorously defend the action. The Company is not able to predict the ultimate outcome of the action. It is possible that it could be resolved adversely to the Company, could result in substantial costs, and could divert management's attention and resources which could harm the Company's business.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to company and industry trends, future expectations of the Company and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of the management of the Company based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking statements. These forward-looking statements include statements in this Item 2, "Management Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled "Risk Factors" under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II Section 1A below. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

        We are a rapidly growing designer, manufacturer, and marketer of footwear for men, women, and children. All of our Crocs-branded footwear products incorporate croslite, which enables us to produce a soft and lightweight, non-marking, slip- and odor-resistant shoe that retails at attractive price points. In addition to our footwear products, we own Jibbitz, a unique accessory brand with colorful snap-on products specifically suited for Crocs shoes, and introduced a line of Crocs-branded apparel and accessory items. We also own Fury, which produces and distributes hockey and lacrosse equipment for adults and children, and EXO, an Italian designer and producer of EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry. In January 2007, we acquired substantially all of the assets of Ocean Minded, a design and manufacturer of high quality leather and EVA based sandals primarily for the beach, adventure and action sports market. In July 2007, we acquired Bite, a design and manufacturer of comfortable and supportive performance shoes and sports sandals sold worldwide in five categories including, golf, adventure, healthy lifestyle, travel and watersports. We also use croslite to manufacture non-branded products that we sell to original equipment manufacturers.

        We currently sell our Crocs-branded products throughout the U.S. and in over 90 countries worldwide. We sell our products directly to retailers or through distributors where we believe they offer a preferable alternative to direct sales. We also sell directly to consumers through our website and our company-operated kiosks and retail stores. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels in the U.S., including traditional footwear retailers as well as a variety of specialty channels. As of September 30, 2007, our retail customer base domestically and international included over 12,500 and 16,000 sales locations selling our products, respectively.

        We have achieved significant growth since our inception, driven largely by the popularity of our footwear products and our ability to significantly expand the breadth and depth of our distribution network and manufacturing capacities. For the quarter ended September 30, 2007, we recorded revenues of $256.3 million and net income of $56.5 million, compared to $111.3 million of revenues and net income of $21.5 million for the quarter ended September 30, 2006. We have also achieved strong gross profit margins on sales of our Crocs footwear. For the quarter ended September 30, 2007, our gross profit was $155.4 million, or 60.6% of revenues, compared to $64.8 million, or 58.2% of revenues, for the quarter ended September 30, 2006. We believe a number of factors have contributed to our ability to achieve gross profit margins at these levels including our use of third party manufacturers, addition of products with higher margins, and international sales. Our company-operated manufacturing facilities have allowed us to maintain a relatively low cost structure while enabling us to achieve significant production flexibility and decrease lead times to our respective markets.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

        Revenues.    Revenues increased 130% or $145 million, to $256.3 million, in the three months ended September 30, 2007, from $111.3 million in the three months ended September 30, 2006. Our revenues from sales outside of the United States were $130.9 million in the three months ended September 30, 2007 compared to $40.9 million in the three months ended September 30, 2006. This increase was primarily a result of significantly higher unit sales of our footwear products in our domestic, Asian and European markets driven by growing awareness and increased acceptance of our brands and products. Sales in Europe increased 392% or $46.3 million, to $58.1 million in the three months ended September 30, 2007, from $11.8 million in the three months ended September 30, 2006. Asia sales increased 240% or $38.1 million, to $53.9 million in the three months ended September 30, 2007, from $15.8 million in the three months ended September 30, 2006. Sales in Asia were led by Japan where sales increased 630% or $27.1 million, to $31.4 million in the three months ended September 30, 2007, from $4.3 million in the three months ended September 30, 2006. Unit sales of footwear products increased 103% or 7.0 million pairs, to 13.8 million pairs, in the three months ended September 30, 2007, from 6.8 million pairs in the three months ended September 30, 2006. The higher unit sales resulted from

  •
  an increase in the number of retail stores selling our products,

  •
  new product offerings,

  •
  increased sales at retail locations owned by us and through our webstores, and

  •
  expansion of direct sales into new markets, including China, Brazil and India.

        Domestic and international retail stores selling our products totaled over 12,500 and 16,000, respectively, at September 30, 2007 compared to over 9,000 and 6,500, respectively, at September 30, 2006. Sales of our classic models increased by approximately 40% during the three months ended September 30, 2007 when compared to sales in the three months ended September 30, 2006 and now amounts to 35% of total sales. Sales of new 2007 footwear product lines represented approximately 18% of our overall revenues for the three months ended September 30, 2007,

        Our company owned retail locations, including retail stores, kiosks and outlets, increased to over 185 at September 30, 2007 from just over 70 at September 30, 2006. We expect revenues from our company owned retail stores to increase in the future as we continue to expand the number of company owned retail locations.

        Gross profit.    Gross profit increased 140% or $90.6 million, to $155.4 million, in the three months ended September 30, 2007, from $64.8 million in the three months ended September 30, 2006. Our gross profit margin improved by 240 basis points to 60.6% in the three months ended September 30, 2007, compared to 58.2% in the three months ended September 30, 2006. This increase in margin was primarily attributable to increases in direct and international sales and the addition of Jibbitz because we recognize higher margins on these sales. We expect the gross margin rate to decrease in future periods as we expand our operations and sell products with higher duty rates and lower margins.

        Selling, general and administrative expenses.    Selling, general and administrative expense increased 131% or $43.9 million, to $77.2 million in the three months ended September 30, 2007, from $33.3 million in the three months ended September 30, 2006. As a percentage of revenues, selling, general and administrative expenses increased 20 basis points to 30.1% for the three months ended September 30, 2007 from 29.9% for the three months ended September 30, 2006. This increase was primarily a result of higher costs associated with increased sales volumes, including an increase in selling and marketing expenses of $14.3 million related to our increase in corporate sponsorships such as the AVP Crocs Tour, advertising and college sponsorships, and increases in personnel expenses of $18.0 million due to our growth and expanding operations. In addition, professional and consulting fees increased approximately $7.8 million, as a result of increased legal expenses related to defending the International Trade Commission ("ITC") litigation, accounting and consulting fees related to our efforts to comply with the Sarbanes-Oxley Act of 2002, and improve information and technology systems. The increase in retail locations owned by us resulted in increased selling, general and administrative expenses as we incurred additional personnel and operating expenses associated with operating the retail stores. We anticipate that selling, general and administrative expenses will continue to increase as revenues grow. Selling, general and administrative expenses, as a percentage of sales, may increase as the result of the addition of Company owned retail locations that typically have higher selling, general and administrative expenses as a percentage of sales.

        Interest expense.    Interest expense was $191,000 in the three months ended September 30, 2007, compared to $162,000 in the three months ended September 30, 2006.

        Other income, net.    Other income was $1.2 million in the three months ended September 30, 2007, compared to $657,000 in the three months ended September 30, 2006. The increase resulted primarily from a refund due to a change in our tax filing position related to value added taxes in our international locations.

        Income tax expense.    During the three months ended September 30, 2007, income tax expense was $22.7 million, representing an effective income tax rate of 28.6%, compared to income tax expense of $10.4 million, representing an effective income tax rate of 32.7% in the three months ended September 30, 2006. The decrease of 410 basis points relates primarily to an increase in the pre-tax earnings in jurisdictions with lower relative income tax rates as a percentage of total pre-tax earnings.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

        Revenues.    Revenues increased 158% or $380.8 million, to $622.6 million, in the nine months ended September 30, 2007, from $241.8 million in the nine months ended September 30, 2006. In addition, our revenues from sales outside of the United States were $298.8 million in the nine months ended September 30, 2007 compared to $78.4 million in the nine months ended September 30, 2006. This increase was primarily a result of significantly higher unit sales of our footwear products in our domestic, Asian and European markets driven by growing awareness and increased acceptance of our brands and products. Sales in Europe increased 593% or $115.0 million, to $134.4 million in the nine months ended September 30, 2007, from $19.4 million in the nine months ended September 30, 2006. Asia sales increased 233% or $77.3 million, to $110.4 million in the nine months ended September 30, 2007, from $33.1 million in the nine months ended September 30, 2006. The higher unit sales of our footwear products resulted from:

  •
  an increase in the number of retail stores selling our products,

  •
  new product offerings,

  •
  increased sales at retail locations owned by us and through our webstores, and

  •
  expansion of direct sales into new markets, including China, Brazil and India.

        Domestic and international retail stores selling our products totaled over 12,500 and 16,000, respectively, at September 30, 2007, compared to over 9,000 and 6,500, respectively, at September 30, 2006. Sales of our classic models increased by approximately 63% during the nine months ended September 30, 2007 when compared to sales in the nine months ended September 30, 2006 and now amounts to 34% of total sales. Sales of new footwear product lines represented approximately 14% of our overall revenues for the nine months ended September 30, 2007.

        Our company owned retail locations, including retail stores, kiosks and outlets, increased to over 185 at September 30, 2007 from just over 70 at September 30, 2006. We expect revenues from our company owned retail stores to increase in the future as we continue to expand the number of company owned retail locations.

        Gross profit.    Gross profit increased 174% or $236.3 million, to $371.8 million, in the nine months ended September 30, 2007, from $135.5 million in the nine months ended September 30, 2006. Our gross profit margin improved by 370 basis points to 59.7% in the nine months ended September 30, 2007, compared to 56.0% in the nine months ended September 30, 2006. This increase in margin was primarily attributable to increases in direct and international sales and the addition of Jibbitz as we recognize higher margins on these sales. We expect the gross margin rate to decrease in future periods as we expand our operations and sell products with higher duty rates and lower margins.

        Selling, general and administrative expense.    Selling, general and administrative expense increased 168% or $117.7 million, to $188 million in the nine months ended September 30, 2007, from $70.3 million in the nine months ended September 30, 2006. This increase was primarily a result of higher costs required to support increased sales volumes, including increases in personnel expenses of $57.2 million (including share-based compensation), increases in selling and marketing expenses of $34.9 million, and increases in professional fees of $18.6 million, primarily as a result of increased legal expenses related to defending the ITC litigation, accounting and consulting fees related to our efforts to comply with the Sarbanes-Oxley Act of 2002, and improve information and technology systems. In addition, depreciation and amortization expense increased $4.7 million, due to the increase in capital expenditures and intangible assets associated with the acquisitions of Jibbitz, Fury, EXO, Ocean Minded and Bite. As a percentage of revenues, selling, general and administrative expense increased to 30.2% in the nine months ended September 30, 2007, from 29.1% in the nine months ended September 30, 2006, as we hired additional personnel and incurred increased costs related to our growth. The increase in retail locations owned by us resulted in increased selling, general and administrative expenses as we incurred additional personnel and operating expenses associated with operating the retail stores. We anticipate that selling, general and administrative expenses will continue to increase as revenues grow. Selling, general and administrative expenses, as a percentage of sales, may increase as the result of the addition of Company owned retail locations that typically have higher selling, general and administrative expenses as a percentage of sales.

        Interest expense.    Interest expense was $306,000 in the nine months ended September 30, 2007, compared to $533,000 in the nine months ended September 30, 2006. Interest expense decreased due to our use of a portion of the proceeds from our initial public offering to retire bank loans. This debt retirement led to a decrease in average borrowings outstanding on our line of credit and long term debt during the nine months ended September 30, 2007 compared to average borrowings outstanding under those arrangements during the nine months ended September 30, 2006.

        Other income, net.    Other income was $2.1 million in the nine months ended September 30, 2007, compared to income of $1.3 million in the nine months ended September 30, 2006. The increase resulted primarily from a refund due to a change in our tax filing position related to value added taxes in our international locations.

        Income tax expense.    During the nine months ended September 30, 2007, income tax expense was $55.7 million, representing an effective income tax rate of 30.0%, compared to income tax expense of $22.3 million, representing an effective income tax rate of 33.8% in the nine months ended September 30, 2006. The decrease relates primarily to an increase in the pre-tax earnings in jurisdictions with lower income tax rates as a percentage of total pre-tax earnings.

Liquidity and Capital Resources

        As of September 30, 2007, we had $76.6 million in cash and cash equivalents and short-term investments compared to $67.9 million as of December 31, 2006. In the nine months ended September 30, 2007, we used, $41.6 million for capital expenditures related to increasing our manufacturing capacity and improving our infrastructure, $14.2 million to expand and upgrade our existing information technology systems, and $11.3 million for acquisitions, net of cash received.

        The significant components of our working capital are cash, accounts receivable, inventory, accounts payable and accrued expenses. Capital requirements related to manufacturing include compounding and injection molding equipment for facilities we operate, as well as footwear molds and equipment used in our company-operated facilities or purchased for use by our third party manufacturers.

        Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock-based compensation and changes in working capital and other activities. Cash provided by operating activities in the nine month period ended September 30, 2007 was $22.2 million and was primarily related to net income of $129.9 million plus non-cash items of depreciation and amortization of $13.6 million, share-based compensation of $16.0 million and increases in accounts payable and accrued liabilities of $113.9 million, partially offset by increases in working capital resulting from increases in inventory of $101.7 million and accounts receivable of $92.1million. Cash provided by operating activities in the nine month period ended September 30, 2006 was $3.4 million and was primarily related to net income of $43.6 million plus non-cash items of depreciation and amortization of $5.2 million, share-based compensation expense of $7.2 million and an increase in accounts payable and accrued liabilities of $23.3 million, which was offset by increases in working capital resulting from increases in accounts receivable of $43.7 million and inventory of $20.4 million.

        At September 30, 2007 our inventories were $195.3 million, an increase of $109.1 million when compared to the inventories of $86.2 million at December 31, 2006. During the quarter ended September 30, 2007, we increased our inventory positions primarily in core styles in order to meet anticipated demand for the nine months ending June 30, 2008 and, at the same time, make available production capacity for new product lines for delivery in the quarters ending December 31, 2007 and March 31, 2008, respectively. Management expects that new product introductions, production capacities and seasonal variations may cause our inventory to increase or decrease materially in the future as we adjust to meeting changing conditions resulting from our rapid growth and ongoing expansion.

        We anticipate that operating activities will continue to provide cash in the future. However, seasonal variations in product demand and the associated changes in operating assets and liabilities in response to such seasonal variations may directly affect our cash flows from operating activities. Accordingly, cash flows from operating activities for any one quarter are not necessarily indicative of cash flows from operating activities to be expected for any other quarter.

        Cash used in investing activities for the nine months ended September 30, 2007 was $62.5 million, which resulted from capital expenditures for molds, machinery and equipment of $41.6 million, $14.2 million related to the upgrade and expansion of our information technology systems and $11.3 million for acquisitions, net of cash received. Cash used in investing activities in the nine months ended September 30, 2006 was $39.8 million, which resulted from net purchases of investments of $25.4 million, capital expenditures of $13.0 million and $1.7 million related to the upgrade and expansion of our information technology systems. We expect that we will continue to invest cash in our manufacturing and information technology systems to enhance and further develop our production capacity and global infrastructure to support the growth of the business and retail sales.

        Cash provided by financing activities was $52.0 million for the nine months ended September 30, 2007, which resulted from exercises of stock options of $14.0 million and excess tax benefit on share-based compensation of $38.6 million. Cash provided by financing activities was $89.5 million for the nine months ended September 30, 2006, which resulted from the completion of the initial public offering of our common stock whereby we received net proceeds of $94.5 million, after deducting underwriting discounts and commissions and related offering costs, offset by payments on long-term debt and capital lease obligations of $12.0 million.

        On June 26, 2007 we amended the membership interest purchase agreement with Jibbitz, LLC ("Jibbitz") (Purchase Agreement) to amend the terms of the potential earn-out consideration included in the Purchase Agreement. The amendment removed the earnings targets for payment of the earn-out with $3.5 million payable on the effective date of the amended Purchase Agreement and the remaining $6.5 million payable over the following thirteen months, for a total payment of $10.0 million. We have $4.9 million in remaining accrued additional purchase price for Jibbitz as of September 30, 2007, which is to be paid out in monthly payment installments over the ten month period ending July 2008.

        On November 1, 2007, our Board of Directors approved an authorization to repurchase up to one million shares of our common stock. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase authorization does not have an expiration date and does not obligate us to acquire any particular amount of shares of our common stock. The repurchase authorization may be modified, suspended or discontinued at any time. On November 7, 2007, we repurchased approximately 524,000 shares for a total of approximately $25.0 million.

        We anticipate that cash flows from operations, together with cash flows from stock option exercises, will be sufficient to meet or exceed the ongoing needs of our existing business. As of September 30, 2007, we have a line of credit with a bank in the amount of $15.0 million that is used primarily as collateral for letters of credit issued to certain of our vendors. We may, in the future, enter into additional borrowing arrangements should additional liquidity be required to fund future acquisitions, other investment opportunities, or repurchase additional shares of our common stock.

Seasonality

        Due to our significant sales growth since our inception, we cannot assess with certainty the degree to which sales of our footwear products will be subject to seasonality. However, we expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. While we have introduced footwear models that are more suitable for cold weather uses, such as the Mammoth, Endeavor, Georgie, All Terrain, Snowmini, and YOU by Crocstm, we expect demand for our products, and therefore our sales, may be subject to seasonal variations and significantly impacted by weather conditions because over 75% of our revenues during the three months ended September 30, 2007, were attributable to our footwear styles more suitable for fair weather. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may fluctuate.

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

Income Taxes

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and was effective beginning January 1, 2007. There was no cumulative effect of the adoption of FIN 48.

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

        Tax laws require items to be included in our tax returns at different times than when these items are reflected in the consolidated financial statements. As a result, the annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We earn interest income on both our cash and cash equivalents and our investment portfolio. Our investment portfolio generally consists of readily marketable investment-grade debt securities of various issuers and maturities. All investments are denominated in U.S. dollars and are classified as "available for sale." These instruments are not leveraged, and are not held for trading purposes. We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates, and if the weighted average rate of return on cash and cash equivalents, restricted cash, and marketable securities were to increase or decrease by 1%, the impact on interest income would be $141,000, net of tax during the three months ended September 30, 2007.

Credit Risk

        We do not have any variable rate debt instruments, and we are not exposed to market risk due to changes in interest rates such as the prime rate and LIBOR.

Foreign Currency Exchange Risk

        We pay the majority of our overseas third party manufacturers in U.S. dollars and have had significant revenues from foreign sales in recent periods. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase or decrease in value by 1%, the impact on international sales of $130.9 million during the three months ended September 30, 2007 would have been an increase or decrease in consolidated revenues by $934,000, net of tax. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. We may engage in forward foreign exchange contracts to reduce our economic exposure to changes in exchange rates. Forward contracts are entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes.

ITEM 4.    Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        During the three months ended September 30, 2007, we made changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In August and September 2007, we implemented a new accounting and operational software package at our subsidiaries in Canada and Japan respectively. Certain processes and controls were changed to accommodate the needs and requirements of our growth and the new financial reporting system.

PART II.
OTHER INFORMATION

ITEM 1.    Legal Proceedings

        We and two of our executive officers have been named as defendants in a complaint filed by an investor in the United States District Court for the District of Colorado on November 8, 2007. The complaint purports to be brought on behalf of a class of all persons who purchased our stock in the market between July 27, 2007 and October 31, 2007 (the "Class Period"). The complaint alleges that defendants made false and misleading public statements about our company, and our business and prospects, in press releases and at investor conferences during the Class Period, and that the market price of our stock was artificially inflated as a result. The complaint alleges claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. It seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys' fees and costs of litigation.

        We and the other defendants have not yet responded to the complaint, but intend to vigorously defend the action. We are not able to predict the ultimate outcome of the action. It is possible that it could be resolved adversely to us, could result in substantial costs, and could divert management's attention and resources, which could harm our business.

        On April 3, 2006, we filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10. The utility and design patents asserted in the complaint were issued to us on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. We have entered into a settlement agreement with Australia Unlimited, Inc., and, on January 25, 2007, filed a stipulation for dismissal of all claims and counterclaims. We have entered into a settlement agreement with D. Myers & Sons, Inc. and, on May 23, 2007, the U.S. District Court entered a consent judgment against D. Myers & Sons, Inc. We do not expect the ultimate resolution of this matter will have a material adverse impact on our business.

        Although we are subject to litigation from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe would have a material adverse impact on our business.

ITEM 1A.    Risk Factors

        We had the following changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have been named as a defendant in a securities class action lawsuit that may result in substantial costs and could divert management's attention.

        We and two of our executive officers have been named as defendants in a complaint filed by an investor in the United States District Court for the District of Colorado on November 8, 2007. The

complaint purports to be brought on behalf of a class of all persons who purchased our stock in the market between July 27, 2007 and October 31, 2007 (the "Class Period"). The complaint alleges that defendants made false and misleading public statements about our company, and our business and prospects, in press releases and at investor conferences during the Class Period, and that the market price of our stock was artificially inflated as a result. The complaint alleges claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934. It seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys' fees and costs of litigation.

        We are not able to predict the ultimate outcome of the action. It is possible that it could be resolved adversely to us, could result in substantial costs, and could divert management's attention and resources, which could harm our business. Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. We may in the future be the target of additional proceedings, and these proceedings may result in substantial costs and divert management's attention and resources that are needed to successfully run our business.

We may fail to meet analyst expectations, which could cause the price of our stock to decline.

        Our common stock is traded publicly and various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts' estimates of our future performance. The analysts' estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. Recently, a securities class action litigation was brought against us and such actions are frequently brought against other companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        At the annual meeting of stockholders held on July 9, 2007 the following matters were submitted to a vote. The record date for the annual meeting of stockholders was May 31, 2007, as such, the following votes do not reflect the two-for-one stock split of our common stock that occurred on June 14, 2007.

  1.
  Election of three Class II directors to serve for a three year term expiring at the 2010 annual meeting of stockholders:

	In Favor	Withheld
Raymond D. Croghan	33,183,661	1,463,582
Michael E. Marks	33,008,284	1,638,959
Richard L. Sharp	33,066,187	1,581,056

    Our continuing directors are Ronald L. Frash (Class I), Marie Holman-Rao (Class I), Thomas J. Smach (Class III), and Ronald R. Snyder (Class III).

  2.
  Approval of the Crocs, Inc. 2008 Cash Incentive Plan:

Affirmative votes	33,449,489
Negative votes	455,453
Abstain	743,301

  3.
  Approval of the Crocs, Inc. 2007 Cash Incentive Plan:

Affirmative votes	33,330,261
Negative votes	573,798
Abstain	743,184
  4.
  Approval of the Crocs, Inc. 2007 Equity Incentive Plan:

Affirmative votes	14,069,071
Negative votes	10,895,241
Abstain	777,930
Non-votes	8,905,001
  5.
  Approval of the Amendment to the Restated Certificate of Incorporation of Crocs, Inc. to increase the number of authorized shares of Capital stock from 130,000,000 to 255,000,000:

Affirmative votes	31,394,042
Negative votes	2,563,121
Abstain	690,080
  6.
  Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2007:

Affirmative votes	25,042,217
Negative votes	21,173
Abstain	678,852
Non-votes	8,905,001

ITEM 6.    Exhibits

Exhibit List

Exhibit Number	Description
3.1**	Restated Certificate of Incorporation of Crocs, Inc.
3.2@	Certificate of Amendment to the Restated Certificate of Incorporation of Crocs, Inc.
3.3**	Amended and Restated Bylaws of Crocs, Inc.
4.1*	Specimen common stock certificate.
10.1††	Form of Incentive Stock Option Agreement under the 2007 Plan.
10.2††	Form of Non-Statutory Stock Option Agreement under the 2007 Plan.
10.3††	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under the 2007 Plan.
31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*
Incorporated herein by reference to Crocs, Inc.'s Registration Statement on Form S-1 (File No. 333-127526).

**
Incorporated by reference to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).

@
Incorporated by reference to Crocs, Inc.'s Current Report on Form 8-K, filed on July 12, 2007 (File No. 000-51754).

††
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROCS, INC.
Date: November 14, 2007	By:	/s/ PETER S. CASE
		Name:	Peter S. Case
		Title:	Chief Financial Officer, Senior Vice President—Finance and Treasurer