Form 10-K
period 2007-12-31
Crocs, Inc.
filed 2008-02-29
CIK 1334036

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007 was $3,330,822,527. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

         The number of shares of the registrant's common stock outstanding as of January 31, 2008 was 82,440,332.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant's proxy statement for the 2008 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2007.

Crocs Inc.
2007 Annual Report on Form 10-K

FORWARD-LOOKING INFORMATION

        Throughout this report, references to the "Company," "we" and "our" refer to Crocs, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

        Statements in this Form 10-K (or otherwise made by us or on our behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act", and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections and our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," "plans," or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements including risks such as "our limited operating history," "our significant recent expansion," "changing fashion trends," "our reliance on market acceptance of the small number of products we sell," "our ability to develop and sell new products," "our limited manufacturing capacity and distribution channels," "our reliance on third party manufacturing and logistics providers for the production and distribution of our products," "our reliance on two vendors for certain raw materials," "our management and information systems infrastructure," "our ability to obtain and protect intellectual property rights," "the effect of competition in our industry," "the effects of seasonality on our sales," "our ability to attract, assimilate and retain management talent," and other similar statements. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and, therefore, it should be clearly understood that the internal projections, beliefs and assumptions on which we base our expectations may change prior to the end of each quarter or year. Although these expectations may change, we undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

        You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A. "Risk Factors" of this report. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

PART I

ITEM I.    Business

Overview

        We are a rapidly growing designer, manufacturer, distributor, worldwide marketer and brand manager of footwear for men, women, and children. We design and sell a broad offering of footwear, apparel, gear and accessories that utilize our proprietary closed cell-resin, called Croslite. In the past several years, we realized high demand for our Croslite products, specifically, our classic Beach and Cayman models. Croslite is a unique material that enables us to produce an innovative, soft, lightweight, non-marking, slip and odor-resistant shoe. Crocs shoes combine fun colors and innovative designs to provide a new level of comfort, functionality and style in the casual lifestyle footwear category.

        Since the initial introduction and popularity of our Beach and Cayman models, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach through the acquisitions of new brand platforms such as Jibbitz, LLC ("Jibbitz"), Fury Hockey, formerly 55 Hockey Products, Inc. ("Fury"), Ocean Minded, LLC ("Ocean Minded"), Bite, LLC ("Bite"), and through various licensing agreements.

        We currently sell our Crocs-branded products throughout the U.S. and in over 90 countries worldwide. We sell our products through quality domestic and international retailers and distributors and directly to end-user consumers through our webstores, Company-operated retail stores and kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty channels. As of December 31, 2007, our customer base domestically and internationally expanded to over 13,000 and 19,000 customer locations selling our products, respectively.

Our History

        We were organized as a limited liability company in 1999 and began marketing and distributing footwear products in the U.S. under the Crocs brand in 2002, shortly after completing the modification of a shoe produced by Crocs Canada Inc. ("Crocs Canada"), formerly known as Foam Creations Inc., and Finproject N.A., Inc. The unique characteristics of Croslite, developed by Crocs Canada, enabled us to offer consumers an innovative shoe unlike any other footwear model then available. Initially, we targeted our products to water sports enthusiasts, but the comfort and functionality of our products appealed to a more diverse group of consumers who used our footwear for a wide range of activities. To capitalize on the broad appeal of our footwear, we expanded our sales infrastructure, strengthened our senior management team, and developed relationships with a range of retailers in the U.S. In June 2004, we acquired Crocs Canada, including its manufacturing operations, product lines, and rights to the trade secrets for Croslite. We converted to a Colorado corporation in January 2005 and reincorporated in Delaware in June 2005. Since June 2004, we have significantly expanded all aspects of our operations in order to take advantage of what we believe to be an attractive market opportunity.

Product Overview

        Our primary product line is Crocs-branded footwear for men, women and children. In addition to our footwear products, we market a line of Crocs-branded apparel, gear and accessory items that are intended to increase awareness of our brand and our products. Since 2002 our business has grown tremendously, both organically and through acquisitions that leverage our business model.

        In 2006, we added:

  •
  Jibbitz, which produces unique charms specifically suited to fit into Crocs shoes; and

  •
  Fury, which produces and distributes hockey, soccer and lacrosse equipment manufactured with Croslite.

        In 2007, we added:

  •
  Ocean Minded, which produces sandals primarily for the beach, action and adventure market;

  •
  Bite, a manufacturer of performance shoes and sports sandals sold worldwide in five categories, including, golf, adventure, healthy lifestyle, travel and watersports; and

  •
  YOU by Crocs™, a women's fashion line that combines the comfort of Croslite with fashionable styles.

        We also selectively use Croslite to manufacture a variety of other non-branded products, such as spa pillows and kayak seats, which are marketed to original equipment manufacturers.

Footwear

        A key differentiating feature of our footwear products is Croslite, which is uniquely suited for comfort and functionality. We have carefully formulated Croslite to be of a density that creates a comfortable shoe with a high coefficient of friction, allowing for slip-resistant, non-marking footwear that is extremely lightweight. For example, our size large Beach model weighs approximately six ounces, which is significantly lighter than more traditional casual footwear products. Croslite softens as it warms to better conform to the wearer's feet. Croslite is a closed cell resin, which is water resistant and virtually odor-free, and allows our footwear products to be cleaned simply with water or bleach. Our business has grown significantly since we first introduced our Crocs product line in 2002 with a single model in six colors.

        Over the past few years we have:

  •
  Expanded our Crocs product line to 11 models in 2005, to 25 models in 2006 and over 250 models in 2007 including Ocean Minded, YOU by Crocs™ and Bite footwear models;

  •
  Introduced our SolesUnited program, the first-of-its-kind recycled footwear donation program that allows customers to give back their worn-out Crocs shoes to be recycled into new shoes which are then donated to people in need around the world. Collected worn-out Crocs shoes are sorted, cleaned, ground and manufactured into new SolesUnited recycled footwear;

  •
  Established licensing agreements with Disney, Nickelodeon, Marvel, DC Comics and Warner Bros., and introduced a limited edition line of footwear and Jibbitz charms featuring such popular characters as Cinderella, Ariel, Mickey Mouse, Sponge Bob Square Pants, Dora the Explorer, Spiderman and Batman;

  •
  Introduced our Crocs at Work line that offers Crocs shoes targeted towards healthcare and food industry professionals;

  •
  Developed our Crocs Rx line, which offers three models, the Relief, the Cloud and the Silver Cloud, targeted towards consumers who require specialized footwear that provides relief from certain medical conditions, such as diabetes, plantar pain, heel pain, metatarsalgia, achy feet and post-op conditions; and

  •
  Entered into and extended our existing collegiate licensing agreements with various colleges and universities, and our sports licensing agreements with, among others, NFL, NHL, MLB, AVP, NASCAR and more recently the Olympics, Gaelic Athletic Association and Australian football leagues.

        As part of our strategy of expanding into new footwear categories, we are continually designing new footwear using our in-house design team as well as recognized footwear design experts. As part of this strategy, we acquired EXO Italia ("EXO") in 2006, which expanded the capabilities of our in-house design team. EXO is based in Padova, Italy and is an Italian producer of EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry. Both organically and through acquisitions, we have incorporated the benefits of Croslite with new shoe styles to introduce the following products:

        Ocean Minded.    In January 2007, we acquired substantially all of the assets of Ocean Minded (www.oceanminded.com), a designer and manufacturer of high quality leather and EVA based sandals primarily for the beach, adventure and action sports market. Ocean Minded is headquartered in Santa Clemente, California and strives to be innovative in style and design in order to produce the most comfortable sandals in the market. In 2008, Ocean Minded will be introducing a product line that includes Croslite foot beds to provide increased comfort. As the name, "Ocean Minded" implies, the brand takes an active role in protecting the oceans and beaches through beach clean ups, supporting the Surfrider Foundation and various other environmental efforts. Ocean Minded utilizes recycled and recyclable materials whenever possible and is well known in the action sports industry as a leading advocate for environmental awareness and responsibility.

        YOU by Crocs™.    In June 2007, we introduced YOU by Crocs™ (www.youbycrocs.com), a women's fashion line that combines the comfort of Croslite with 28 designs including various boots, slides, and high heels composed of suede, smooth napa leather, metallic leather and patent leather. All 28 styles include the "Soleful™" comfort foot bed, which is manufactured with Croslite and has extra padding on the ball of the foot and heel to provide increased comfort.

        Bite.    In July 2007, we acquired Bite (www.biteshoes.com), an adventure driven designer and manufacturer of comfortable and supportive performance shoes and sports sandals sold worldwide in five categories, including, golf, adventure, healthy lifestyle, travel and watersports. Bite shoes are designed to provide comfort when participating in activities such as golfing, running, hiking, fishing, going to the beach and everyday casual wear. Bite produces some of the lightest golf shoes in the market, golf sandals and will be introducing the Ace, the first Crocs golf shoe made of Croslite material in order to fuse comfort and sport.

        Footwear sales made up 90.1%, 96.5%, and 94.4% of total revenues for the years ended December 31, 2007, 2006, and 2005, respectively.

Apparel, Accessories and Gear

        Apparel.    In 2007, we expanded our clothing line and launched a new clothing line for boys, girls and men featuring Croslite material. We added a small amount of Croslite to the material to ensure that each piece is lightweight, durable, breathable, versatile and fade resistant.

        Accessories.    In addition to our footwear products, we own Jibbitz (www.jibbitz.com), a unique accessory brand with colorful snap-on charms specifically suited for Crocs footwear. We acquired Jibbitz in December 2006 and have expanded the product line to include a wide variety of charms in varying shapes and sizes, with designs such as flowers, sports gear, seasonal and holiday designs, animals, symbols, letters and rhinestones. Crocs licensing agreements also extend to Jibbitz, allowing Jibbitz to create designs bearing logos and emblems of Disney, NFL, MLB, NHL, NASCAR and the Crocs collegiate line. Jibbitz designs allow Crocs consumers to personalize their footwear to creatively express their individuality. As of December 31, 2007, more than 5,500 stock keeping units (SKU's) were available to consumers for personalizing their Crocs footwear.

        We have also introduced several Crocs-branded accessory items that complement the styling, colors, and image of our footwear and that we believe will appeal to a similar demographic base. For example, we have developed a line of lightweight and durable backpacks and messenger bags that are marketed to a wide range of consumers, from professionals to students. The backpacks and bags incorporate bright colors, Croslite shoulder pads for comfort and various holes for Jibbitz so the bags can be personally decorated.

        Gear.    In 2005, we developed a line of lightweight, colorful kneepads made from Croslite, which we are marketing to gardening retailers and hardware stores. In October 2006, we acquired Fury (www.furysport.com), a manufacturer of performance-driven hockey, soccer and lacrosse equipment. Fury produces and distributes hockey, soccer and lacrosse equipment that incorporates Croslite to provide odor-free, anti-bacterial protection with endurance and protection for equipment that is unique in the hockey and lacrosse equipment market. Fury's product line includes gloves, sticks, pants, shin guards and pads, as well as a wide variety of other apparel and accessories.

Sales and Distribution

        Financial information regarding our revenues, profits and total assets is included in our consolidated financial statements beginning on page F-1. Information relating to our geographic operations is included in Note 17 of our consolidated financial statements.

Domestic Sales

        In 2007, sales in the U.S. accounted for approximately 52% of total revenues, compared to 68% in 2006 and 93% in 2005. In the U.S., we sell our products through over 13,000 customer store locations, including Company-operated kiosks and retail stores in such locations as New York, Boston, Chicago, and Maui, and through our webstores. We sell through a broad range of sporting goods and department stores, as well as through specialty retailers. We do not have long term contracts with any of our retail customers, and sales to our retail customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer.

International Sales

        In 2007, international sales accounted for approximately 48% of total revenues in 2007, compared to 32% in 2006 and 7% in 2005. Outside of the U.S., we sell our products through over 19,000 international customer store locations, including 25 Company-operated retail stores in a variety of locations including Canada, Finland, United Kingdom, Singapore, Hong Kong, Japan, China and the Netherlands, as well as through our kiosks and webstores. We also sell through a broad range of retailers, similar to the retail sales channels we have established in the U.S. We occasionally utilize sales agents and buying groups in our international locations to service our retail customers. We established a direct sales presence in most major international markets, rather than relying on distributors, which we believe enables us to obtain better margins and allows us to better control our marketing and distribution. As of December 31, 2007, we established direct sales efforts in countries including, Australia, Austria, Brazil, France, Germany, Japan, the Netherlands, New Zealand, Singapore, Taiwan and the United Kingdom.

Wholesale and Distributor Sales

        In 2007, approximately 91% of our net revenues were derived from sales to our wholesale customers and distributors. Our principal wholesale customers include national and regional retail chains, department stores, sporting goods stores and specialty retailers, such as Nordstrom, Finish Line, Dicks Sporting Goods, The Sports Authority, Dillard's, The Forzani Group and Journeys. No single customer accounted for 10% or more of our revenues for the year ended December 31, 2007. We believe we have established strong domestic and international retail sales channels.

        We use distributors in select markets where we believe such arrangements are preferable to direct sales. In markets where we use third-party distributors, these distributors purchase products pursuant to a price list and are granted the right to resell the products in a defined territory, usually a country or group of countries. Our typical distribution agreements have terms of one to four years, are terminable on 60 days' notice prior to the end of the term or on six months' prior notice at any time, and require our distributors to meet a minimum sales threshold. Our agreements with distributors do not contain contractual rights of returns or price protection features, We will accept returns for defective products, quality issues, and shipment errors on an exception basis at the sole discretion of our management.

        Our domestic accounts are primarily serviced through our internal sales force, which focuses on selling the appropriate mix and quantity of our products to our retail accounts. They ensure our products are displayed effectively at retail locations and educate our retailers about our Crocs brand and the quality of our products.

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

Retail Sales

        We are currently expanding our direct sales efforts to consumers. We believe that direct sales provide us with an opportunity to showcase our entire line of footwear, apparel, gear and accessory offerings, and that this strategy will serve as an important and effective means to enhance our product and brand awareness. As of December 31, 2007, we operate the following retail stores:

U.S Retail Stores
Crocs Kiosks	138
Crocs Retail Stores	4
Crocs Outlet Stores	6

Total	148

International Retail Stores
Crocs Kiosks	36
Crocs Retail Stores	25

Total	61

        Retail Stores.    As of December 31, 2007, we operated 29 domestic and international retail stores. During 2007, we opened retail stores in a variety of locations including New York, Boston, Chicago, London, Finland, Canada, Australia, Japan and China. Company-operated retail stores are designed with colorful displays and allow us to effectively market our new and existing products and interact with customers in order to enhance brand awareness. We plan to continue to open additional Company-operated retail stores in the future.

        Kiosks.    As of December 31, 2007, we operated 174 domestic and international retail kiosks located in malls and other high foot traffic areas. With bright and colorful displays, efficient use of retail space, and limited initial capital investment, we believe that kiosks are an effective outlet for marketing our products. Kiosks enable us to highlight a wide range of our products, more effectively interact with potential consumers, and enhance our brand awareness among both consumers and local retailers. We plan to continue to open and operate additional kiosk sites in select, high foot traffic locations.

        Internet.    We currently offer our products domestically and internationally through our webstores, such as www.crocs.com and our European website www.crocs.eu. Our internet presence enables us to educate consumers about our products and brand. As we expand our international marketing efforts, we intend to create local websites targeting consumers in most major markets.

Raw Materials

        Our proprietary closed-cell resin, Croslite, is the primary raw material used in most of our footwear, some of our accessories, and non-branded products, including spa pillows, and seats and pads for kayaks and canoes. Our material is soft and durable and is of a density that provides a high coefficient of friction allowing our material to be slip-resistant and non-marking in addition to being extremely lightweight. Additionally, the closed-cell nature of Croslite makes it resistant to the bacteria and fungus that cause shoe and foot odor. We continue to invest in research and development in order to refine our materials to enhance these properties and to target the development of new properties for specific applications.

        Croslite is produced by compounding elastomer resins that we or one of our third-party processors purchase from major chemical manufacturers together with certain other production inputs, such as color dyes. At this time, we have identified two suppliers that produce the particular elastomer resins used in Croslite. We may, however, in the future identify and utilize materials produced by other suppliers as an alternative to the elastomer resins we currently use in the production of our proprietary material. The other raw materials we use to produce Croslite are readily available for purchase from multiple suppliers.

        We currently compound Croslite ourselves at our manufacturing facilities in Canada, and we contract with a third-party processor in Canada and China. To produce the subcomponents of Croslite, we engage a third-party producer in the U.S. and a third-party producer in China. We believe that our production strategy, including in-house production, for the compounding of Croslite will lower our production costs, reduce the risk of supply shortages from our third-party processors and provide us with greater production flexibility to meet changing retail demand. We will, however, continue to purchase a portion of our Croslite requirements from a third-party in accordance with the terms of our supply agreement which expires in July 2009.

Manufacturing and Sourcing

        Our strategy is to maintain a flexible, globally diversified, low-cost manufacturing base. We have Company-operated production facilities in North America, Italy and Brazil, and we also contract with third-party manufacturers located around the world. We believe that our in-house manufacturing capabilities enable us to rapidly make changes to production, providing us with the flexibility to quickly respond to orders for high-demand models and colors throughout the year, while outsourcing allows us to capitalize on the efficiencies and cost benefits of using contract manufacturing. We believe that this production strategy will enable us to continue to minimize our production costs, increase overall operating efficiencies and shorten production and development times to better serve our retail customers.

        The process for manufacturing our footwear was developed over an eight year period of continual refinement to improve consistency, softness, durability, and yield. In the year ended December 31, 2007, we manufactured approximately 17% of our footwear products at our Company-operated manufacturing facilities in North America, Italy and Brazil. We obtained the remaining 83% of our footwear products from third-party manufacturers in China, Bosnia, Vietnam, Romania and the U.S. In the year ended December 31, 2007, our largest third-party supplier in China produced approximately 56% of our footwear unit volume. We have a long-term contract with our third-party manufacturer in Florida, but do not have written supply agreements with our primary third-party manufacturers in China. During 2007, we expanded our manufacturing capacities at the facilities we operate in North America and opened a new manufacturing facility in Brazil.

Distribution and Logistics

        Once our products are manufactured, they are either shipped directly to a customer or to one of our regional distribution centers. In 2007, approximately 18% of our business was shipped from our internal and third-party manufacturers directly to the customer. The other 82% of our business was fulfilled from the 20 distribution locations strategically located throughout the world. At the end of 2007, we operated distribution centers in Australia, Brazil, California, Colorado, Canada, Finland,

Hawaii, the Netherlands, India, Japan, Mexico, Puerto Rico and Singapore. Our Company-operated centers had approximately 940,000 square feet of space.

        We also utilized third-party operated distribution centers to meet our continued growing business needs. The third-party centers were located in Canada, Colorado, Dubai, the Netherlands, Hong Kong, Japan, Kansas, Korea, New Zealand, and Taiwan. These distribution centers gave us approximately 750,000 additional square feet of space. The combined total of 20 distribution locations and 1.7 million square feet of space gives us the flexibility to meet our rapidly changing business requirements and positions us to support the growth of all of our brands.

        In December 2007, we entered into an agreement with Manhattan Associates to provide warehouse management systems within all of our Company-operated distribution centers. The implementation of their software is scheduled to be strategically rolled-out in all locations over the next 24 months.

Intellectual Property and Trademarks

        We rely on a combination of trademark, copyright, trade secret, trade dress, and patent protection to establish, protect, and enforce our intellectual property rights in our product designs, brand, materials, and research and development efforts, although no such methods can afford complete protection. We own the material trademarks used in connection with the marketing, distribution and sale of all of our products, both domestically and internationally, where our products are currently either sold or manufactured. Our major trademarks include the Crocs logo and design and the Crocs word mark, both of which are registered or pending registration in the U.S., the European Union, Japan, Taiwan, China and Canada among other places. We also own common law trademark registrations or pending trademark applications for Jibbitz, YOU by Crocs™, Ocean Minded, Fury, Mambaz and Bite, as well as for our proprietary material Croslite and the Croslite logo, globally. We intend to continue to strategically register, both domestically and internationally, the trademarks and copyrights we utilize today and those we develop in the future. We will also continue to aggressively police our trademarks and copyrights and pursue those who infringe, both domestically and internationally.

        In the U.S., our patents are generally in effect for up to 20 years from the date of the filing of the patent application. Our trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. Trademarks registered outside of the U.S. generally have a duration of 10 years depending on the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We believe our trademarks are crucial to the successful marketing and sale of our products, and we intend to vigorously prosecute and defend our intellectual property rights throughout the world.

        We consider the formulation of Croslite used to produce our products to be a valuable trade secret. Prior to our acquisition of Crocs Canada in June 2004, Crocs Canada developed the formula for Croslite, and we believe that it did not publish or otherwise make the formula available to third parties without the protection of confidentiality or similar agreements. Post acquisition, we continue to protect the formula by using confidentiality agreements with our third-party processors and by requiring our employees who have access to the formula to execute confidentiality agreements or to be bound by similar agreements concerning the protection of our confidential information. Neither we nor Crocs Canada have attempted to seek patent protection for the formula. We are not aware of any third-party that has independently developed the formula or that otherwise has the right to use the formula in their products other than Finproject, our third-party supplier of Croslite in Italy. Under the terms of our supply agreement with Finproject, Finproject has certain limited rights to use Croslite, which were originally negotiated in connection with our purchase of Crocs Canada from Finproject's parent company. We believe the comfort and utility of our products depend on the properties achieved from the compounding of Croslite and constitute a key competitive advantage for us, and we intend to vigorously protect this trade secret.

        We also actively combat counterfeiting through monitoring of the global marketplace. We use our employees, sales representatives, distributors, and retailers to police against infringing products by encouraging them to notify us of any suspect products and to assist law enforcement agencies. Our sales representatives are also educated on our patents, pending patents, trademarks and trade dress and assist in preventing potentially infringing products from obtaining retail shelf space. The laws of certain countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the U.S., and, therefore, we may have difficulty obtaining legal protection for our intellectual property in certain jurisdictions.

Seasonality

        Due to our significant sales growth since our inception, there is still uncertainty in the degree to which sales of our footwear products will be subject to seasonality. For the year ended December 31, 2007, we experienced higher sales growth in the quarters ended March 31, 2007 and June 30, 2007, compared to the quarters ended September 30, 2007 and December 31, 2007, for which sales remained fairly level. We expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. While we have introduced footwear models that are more suitable for cold weather uses, such as the Mammoth, Endeavor, Georgie, All Terrain, Snowmini, and YOU by Crocs™ styles, we expect demand for our products, and therefore our sales, may be subject to seasonal variations and significantly impacted by weather conditions because over 70% of our revenues during the year ended December 31, 2007 were attributable to our footwear styles more suitable for fair weather. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may fluctuate.

Backlog

        As of December 31, 2007, our backlog, which consists of open orders, was approximately $145.4 million compared to $74.6 million as of December 31, 2006. For a variety of reasons, including our short operating history, continued growth in customer demand for our products, the addition of new customers in each of our channels, the timing of production and shipments, seasonality, product mix of customer orders, and a shift toward shorter lead times for orders, backlog may not be a reliable measure of future sales for any succeeding period and are subject to cancellation by customers at any time. In addition, our historical cancellation experience may not be indicative of future cancellation rates.

Competition

        The global casual footwear and apparel industry is highly competitive. The principal elements of competition in this industry include brand awareness, product functionality, design, quality, pricing, marketing and distribution. We believe that our unique footwear designs, Croslite, and our expanding product offering and distribution network position us well in the marketplace. However, some companies in the casual footwear and apparel industry have substantially greater brand awareness, financial, distribution, and marketing resources than we currently have. Furthermore, the unique designs and resulting success of our footwear products have attracted new players in the market with imitation products that are similar to ours, and we face competition from these new market entrants.

Product Design and Development

        Our primary goal in product design and development is to create and introduce new and innovative footwear products that combine our standards of comfort, functionality, and style, and enhance the awareness of the Crocs brand. Our footwear product line is designed by a combination of our internal design and development staff supported by outside designers. By introducing outside sources to the design process, we believe that we are able to capture a variety of different design perspectives on a cost-efficient basis and anticipate trends more quickly. To expand our internal design capabilities, we acquired EXO in 2006, an Italian company that has been involved in the design of several of our new styles. We are committed to continuing to dedicate significant resources to product design and development to sustain our commitment to innovation, execute our growth strategy and drive our global brand.

        We develop footwear models based on what we identify as opportunities in the marketplace. Once a design has been identified and demand in the marketplace has been validated, the designs are then translated into product specifications by our developers and made into prototypes at our facilities in Canada or Italy or by one of our third-party manufacturers in China. Our designers and developers work closely with each other to develop product prototypes, test and refine products and provide quality assurance throughout the manufacturing process. Our design and development process is highly collaborative, as members of the design team frequently meet with our sales and marketing staff, production and supply managers and certain of our retail customers to further refine our products to meet the particular needs of our target market. We continually strive to improve our development function so we can bring products to market quickly and reduce costs while maintaining product quality. We spent $5.3 million, $1.8 million and $534,000 in Company-sponsored research, design and development activities for the years ended December 31, 2007, 2006, and 2005, respectively.

Employees

        As of December 31, 2007, we employed approximately 5,300 persons compared to 2,900 as of December 31, 2006. This included 2,022 employees in the U.S., 787 employees in Canada, 1,140 employees in Mexico, 863 employees in Asia, 252 employees in Brazil, and 236 employees in Europe. As of December 31, 2007, none of our employees were represented by a union, other than 587 of our Canadian employees who were represented by the Teamsters Union. There has never been a material interruption of operations due to labor disagreements, and we believe that our relations with our employees are good.

Public Filings and Corporate Information

        Our internet address is www.crocs.com. On our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. All such filings on our web site are available free of charge. Also available on our web site are the charters of the committees of our board of directors, as well as our corporate governance guidelines and code of ethics. Copies of any of these documents will be provided in print to any stockholder who submits a request in writing to Integrated Corporate Relations, 450 Post Road East, Westport, CT 06880.

ITEM 1A.    Risk Factors

        Our short and long-term success is subject to many factors beyond our control. If any of the following risks, as well as any risks described elsewhere in this Form 10-K, actually occur, our business, financial condition or results of operations could suffer. Other risks not presently known to us or not presently thought to be material could also affect our business, our financial condition or results of operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

We have significantly expanded the nature and scope of our operations over the past several years, and if we fail to manage any future growth effectively, we may experience greater difficulty in filling customer orders, declines in product quality, increases in costs or other operating difficulties.

        We have significantly expanded the nature and scope of our operations since inception, and we anticipate that substantial further expansion will be required to address potential growth in our customer base and new market opportunities. As of December 31, 2006, we had over 25 footwear models, which have increased to over 250 footwear models as of December 31, 2007, including Ocean Minded, YOU by Crocs™, Bite and Crocs footwear models. In addition to acquiring new brands and developing and marketing a new apparel and clothing line, over the last three years, we expanded from:

  •
  136 employees at June 30, 2004, to approximately 5,300 employees at December 31, 2007; and

  •
  $13.5 million in revenues in the year ended December 31, 2004, to $847.4 million in revenues in the year ended December 31, 2007.

        The expansion of the scope and nature of our business, the growth in the number of employees, customers and other third parties with whom we have relationships, and the increase in the number of facilities we use for manufacturing, distribution, and corporate operations, have placed and will continue to place a significant strain on our management and our information systems and resources. To manage growth in our operations, we will need to increase the number of people we employ, upgrade our existing financial and reporting systems and improve our business processes, operational systems and controls. Failure to effectively manage growth could result in greater difficulty in completely filling customer orders, declines in product quality or increases in costs or other production and distribution difficulties, any of which could adversely impact our business performance and operating results.

The popularity of our Crocs footwear may not continue to grow as rapidly as it has in the recent past or may decline, which would have a negative impact on our sales and results of operations.

        Our recent growth is substantially attributable to footwear sales, which represented approximately 90.1% of our revenues for the year ended December 31, 2007. We expect that footwear will constitute our principal product line for the foreseeable future. The footwear industry is subject to rapidly changing consumer demands, preferences and fashion trends, and our footwear may not remain popular or we may fail to develop additional models that appeal to consumers. In addition, new product lines like Ocean Minded, Bite and YOU by Crocs™ may be rejected by customers. If the popularity of our footwear declines or does not expand in the future, we may experience, among other things:

  •
  lower sales;

  •
  loss of retail customers;

  •
  excess inventories;

  •
  inventory markdowns and discounts provided to retailers;

  •
  deterioration of our brand image; and

  •
  lower revenues and gross and operating margins, as a result of price reductions.

        Given the limited history of our Crocs brand, it is especially difficult to evaluate whether our products will hold long-term consumer appeal.

Our current management information systems may not be sufficient for the growth of our business, and planned system improvements may not be successfully implemented on a timely basis or be sufficient for our growing business.

        We have made significant improvements to our management information systems over the past several years, specifically to upgrade our financial reporting systems and to implement new information technology systems to better track our business, streamline our financial reporting, and improve our internal controls. However, for certain business planning, finance and accounting functions, we still rely on manual processes that are difficult to control and are subject to human error. We may experience difficulties in transitioning to our new or upgraded systems, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, our management information systems will require modification and refinement as we grow and our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems to respond to changes in our business needs, our ability to properly run our business could be adversely affected.

We have been named as a defendant in a securities class action lawsuit that may result in substantial costs and could divert management's attention.

        Starting in November 2007, certain shareholders filed several purported shareholder class actions in the U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Exchange Act based on alleged statements made by us between July 27, 2007 and October 31, 2007. Plaintiffs seek compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorney's fees and costs of litigation. These actions were subsequently consolidated. The Court is currently considering motions for the appointment of lead plaintiff and lead counsel. After the Court appoints the lead plaintiff and lead counsel, an amended consolidated compliant will be filed. Thereafter, we will respond.

        In January 2008, plaintiffs filed a shareholder derivative action in the Colorado District Court for the City and County of Boulder alleging that certain officers and directors breached their fiduciary duties, wasted corporate assets, and were unjustly enriched. This derivative action purports to state a claim on behalf of the corporation. The complaint alleges that the claims arise from the same conduct as is alleged in the federal shareholder class action discussed above. We are in the process of responding.

        We are not able to predict the ultimate outcomes of these actions. It is possible that they could be resolved adversely to us, could result in substantial costs, and could divert management's attention and resources, which could harm our business. Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim, and the continued availability of this insurance cannot be assured. We may, in the future, be the target of additional proceedings, and these proceedings may result in substantial costs and divert management's attention and resources that are needed to successfully run our business.

We may fail to meet analyst expectations, which could cause the price of our stock to decline.

        Our common stock is traded publicly, and various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts' estimates of our future performance. The analysts' estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. Recently, multiple securities class action litigations were brought against us and similar actions are frequently brought against other companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

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

Failure to adequately protect our trademarks and other intellectual property rights could adversely affect our business.

        We utilize trademarks, trade names, copyrights, trade secrets, issued and pending patents, and trade dress and designs on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We believe that our trademarks, patents, and other intellectual property rights are important to our brand, our success and our competitive position. We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging another party's products on the basis of trademark or design or utility patent infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks, patents, and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights.

        In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the U.S. We have registered Crocs as a trademark for footwear in Aruba, Australia, the European Union, Israel, Japan, Mexico, Netherlands, Antilles, New Zealand, Panama, and the World Intellectual Property Office. As of December 31, 2007, we have also applied to register Crocs and the Crocs logo as trademarks in over 40 other jurisdictions around the world, including the U.S., but such applications have not been approved and are currently pending. Although we believe that we have applied for trademark registrations in all jurisdictions where we are doing or intend to do business, there is a possibility that we have not applied to register the Crocs mark, the company logos, the individual brand names for our products or our marketing slogans in countries where we will do business in the future. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the U.S., and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition may be adversely affected.

If we are unable to establish and protect our trademarks and other intellectual property rights, we may be unable to use the Crocs name or logo, and competitors may sell products that are substantially similar to our Crocs footwear, or may produce counterfeit versions of our products, and such competing or counterfeit products could divert sales and may damage our brand image.

        We believe our trademarks, trade names, copyrights, trade secrets, issued and pending patents, trade dress and designs are valuable and integral to our success and competitive position. From time to time, we have identified competitors selling products that are very similar in design to certain of our Crocs footwear models and that are manufactured from what may be comparable materials to our products. We believe that some of these products may infringe our intellectual property rights. Given the increased popularity of our Crocs brand, we believe there is a high likelihood that counterfeit products or other products infringing on our intellectual property rights will continue to emerge, seeking to benefit from the consumer demand for Crocs footwear. In order to protect our brand, we may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we are able to do so. In addition, enforcing rights to our intellectual property may be difficult and expensive, and we may not be successful in combating counterfeit products and stopping infringement of our intellectual property rights, particularly in some foreign countries, which could make it easier for competitors to capture market share. Intellectual property rights may also be unavailable or limited in the U.S. and some foreign countries. Furthermore, our efforts to enforce our trademark and other intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our trademark and other intellectual property rights. For example, our attempts to register Crocs and our Crocs logo as trademarks have been challenged by a large apparel company, and certain jurisdictions have rejected our attempted registration of our logo as a trademark based upon such challenge and based upon trademarks owned by the same company and at least one other large apparel company. If we are unsuccessful in protecting and enforcing our intellectual property rights, or if we were required to change our name or use a different logo, continued sales of such competing products by third parties could harm our brand and adversely impact our business, financial condition, and results of operations. Similarly, in our enforcement litigation against manufacturers of knock-off products, at least one manufacturer has alleged counterclaims challenging the validity and enforceability of our patents and we expect that other defendants in the litigation may assert similar claims.

        As of December 31, 2007, we have applied to register Crocs and the Crocs logo as trademarks in over 40 jurisdictions around the world, including the U.S., but such applications have not been approved and are currently pending. In addition, we have recently extended the scope of our trademark registrations and applications for both the Crocs mark and logo to cover non-footwear products such as sunglasses, goggles, knee pads, watches, luggage, and some of our internet sales activities. Although we believe that we have applied for trademark registrations in all jurisdictions where we are doing or intend to do business, there is a possibility that we have not applied to register the Crocs mark, the company logos, the individual brand names for our products or our marketing slogans in countries where we will do business in the future, and we have elected not to apply for trademark registrations for some marks in some jurisdictions. Furthermore, we may not obtain trademark registrations in connection with any applications that we do file and trademark protection, whether registered or common law, may not be available in every country in which we offer or intend to offer our products. Failure to adequately protect our trademark rights could damage or even destroy our Crocs brand, expose us to trademark liability and impair our ability to compete effectively. In addition, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

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

        We also rely on trade secrets, confidential information, and other unpatented proprietary information related to, among other things, the formulation of Croslite and product development, especially where we do not believe patent protection is appropriate or obtainable. Using third-party manufacturers and compounding facilities may increase the risk of misappropriation of our trade secrets, confidential information and other unpatented proprietary information. The agreements we use to try to protect our intellectual property, confidential information and other unpatented proprietary information may not effectively protect such intellectual property and information and may not be sufficient to prevent unauthorized use or disclosure of such trade secrets and information. A party to one of these agreements may breach the agreement and we may not have adequate remedies for such breach. As a result, our trade secrets, confidential information, and other unpatented proprietary information may become known to others, including our competitors. Furthermore, as with any trade secret, confidential information, or other proprietary information, others, including our competitors, may independently develop or discover such trade secrets and information, which would render them less valuable to us.

We use in house warehousing, distribution, and fulfillment capabilities, and utilize third parties to conduct order fulfillment services for us. Any additional expenses incurred in connection with, or any disruption in the supply of our products that is caused by changes in our logistical infrastructure could adversely affect our business.

        As of December 31, 2007, we operated distribution centers in Australia, Brazil, California, Colorado, Canada, Finland, Hawaii, the Netherlands, India, Japan, Mexico, Puerto Rico and Singapore. Our Company-operated distribution centers had approximately 940,000 square feet of space. In recent periods, our third-party vendors and Company-operated warehouse, distribution, and fulfillment operations have been unable to entirely satisfy the increased demand for our products. The inability to process and deliver sufficient quantities of our products has prevented us from completely filling in a timely manner orders placed by our customers. We have in the past, and may in the future, miss key shipments to customers as a result of distribution and supply chain disruptions.

        Other possible interruptions which could prohibit us from timely customer deliveries could include the following:

  •
  Damage or destruction to the warehouse and distribution center used for our products due to fire, earthquake, or any other natural disaster; or

  •
  Disruptions in commercial shipping channels.

        In the event that we or a third-party are unable to conduct warehousing, distribution, and fulfillment activities in a cost effective, timely, and accurate manner, the distribution of our products may be adversely affected, which could result in harm to our relationships with our retail customers and consumers, a reduction in demand for our products, and additional expenses to us.

Because we depend on third-party manufacturers, we may face challenges in maintaining a sufficient supply of goods to meet sales demand, and we may experience interruptions in our supply chain. Any shortfall in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.

        In the year ended December 31, 2007, third-party manufacturers produced approximately 83% of our footwear products as measured by number of units, and one such manufacturer in China produced approximately 56% of our third-party footwear products. Currently, we have footwear manufacturing arrangements with third-party manufacturers located in the U.S., China, Bosnia, Vietnam, and Romania. We depend on these manufacturers' ability to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over the third-party manufacturers, so we may be unable to obtain timely delivery of acceptable products.

        In addition, we do not have long-term supply contracts with most of these third-party manufacturers, including the third-party manufacturer that produced the majority of our footwear products in the year ended December 31, 2007, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third-party manufacturers. We may not be able to offset any interruption or decrease in supply of our products by increasing production in our Company-operated manufacturing facilities due to capacity constraints, and we may not be able to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations.

We manufacture a portion of our Crocs products, and any difficulties or disruptions in our manufacturing operations could adversely affect our sales and results of operations.

        In the year ended December 31, 2007, we produced approximately 17% of our footwear production at our Company-operated manufacturing facilities in North America, Brazil and Italy. The manufacturing of our products from our proprietary closed-cell resin, which we refer to as Croslite, requires the use of a complex process, and we may experience difficulty in producing footwear that meets our high quality control standards. We will be required to absorb the costs of manufacturing and disposing of products that do not meet our quality standards. These costs are primarily incurred in connection with the initial production of new products, although we may also experience increases in training costs when we initiate production of new products. Additionally, we may incur increased costs as a result of the introduction of new manufacturing equipment, such as molds and injection molding machines. Any increases in our manufacturing costs could adversely impact our margins. Furthermore, our manufacturing capabilities are subject to many of the same risks and challenges noted above with respect to our third-party manufacturers, including our ability to scale our production capabilities to meet the needs of our customers, and our manufacturing may be disrupted for reasons beyond our control, including work stoppages, fires, earthquakes, floods, or other natural disasters. Any disruption to our manufacturing operations will hinder our ability to deliver products to our customers in a timely manner, and could have a material and adverse effect on our business.

        We continued to invest in our manufacturing facilities in North America, Brazil and Italy. The expansion of our Company-operated manufacturing capabilities will increase our fixed cost base, and could adversely impact our margins and results of operations in the event our sales decline or do not continue to grow.

We depend on a limited number of suppliers for key production materials, and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.

        We depend on a limited number of sources for the primary materials used to make our footwear. We source the elastomer resins that constitute the primary raw materials used in compounding Croslite, which we use to produce our footwear products, from two suppliers. We do not have any formal purchase agreement with the providers of the elastomer resins, and we purchase these elastomer resins on a purchase order basis. If the suppliers we rely on for elastomer resins were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production cycle, if at all. We may also have to pay materially higher prices in the future for the elastomer resins or any substitute materials we use, which would increase our production costs and could have a materially adverse impact on our margins and results of operations.

        If we are unable to obtain suitable elastomer resins or if we are unable to procure sufficient quantities of Croslite, we may not be able to meet our production requirements in a timely manner. Such failure could result in lost potential sales, delays in shipments to customers, strained relationships with customers, and diminished brand loyalty.

Our products are subject to risks associated with overseas sourcing, manufacturing, shipping and financing.

        Because independent manufacturers manufacture a majority of our products outside of our principal sales market, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in transportation costs, so increases in the price of petroleum products can adversely affect our profit margins.

We are dependent on sales of a small number of products, and the absence of continued market demand for these products would have a significant adverse effect on our operating results.

        We generated approximately 90.1% of our revenues for the year ended December 31, 2007 from sales of our footwear products, which consisted of more than 250 models, including Ocean Minded, Bite, YOU by Crocs™ and our Crocs footwear models. Sales of our classic Beach and Cayman models accounted for approximately 30% of our footwear revenues in the year ended December 31, 2007. A high portion of our Crocs footwear models are developed from the same base design as our Beach and Cayman models, and we expect to continue to derive a substantial portion of our revenues from these models or related products in the foreseeable future. Because we are dependent on a line of footwear models that have substantial similarities, factors such as changes in consumer preferences and general market conditions in the footwear industry may have a disproportionately greater impact on us than on our competitors. In addition, other footwear companies have introduced products that are substantially similar to our footwear models, which may reduce sales of our footwear products. In the event that consumer preferences evolve away from our footwear models or from casual lifestyle footwear in general, or if our retail customers purchase similar products sold by our competitors, the resulting loss of sales, increase in inventories and discounting of our products are likely to be significant, and this could have a material and adverse impact on our business and operations.

Expanding our footwear product line may be difficult and expensive, and if we are unable to successfully continue such expansion, our brand may be adversely affected, and we may not achieve our planned sales growth.

        Our growth strategy is founded primarily on the continued growth in sales of our footwear, and we intend to continue to expand the number of models offered in our footwear product line to broaden the appeal of our products to consumers. To successfully expand our footwear product line, we must anticipate, understand, and react to the rapidly changing tastes of consumers and provide appealing merchandise in a timely manner. New footwear models that we introduce, including Ocean Minded, Bite and YOU by Crocs™, may not be successful with consumers, or our brand may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, we may not grow as fast as we plan, or our sales may decline, and our brand image and operating performance may suffer.

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

        We may also encounter difficulties in producing new footwear models that we did not anticipate during the development stage. Our development schedules for new products are difficult to predict and are subject to change as a result of shifting priorities in response to consumer preferences and competing products. For example, once we begin to design a new footwear model, it can take six to nine months to progress to full production because of the need to fabricate new molds and to implement modified production tooling and revised manufacturing techniques. If we are not able to efficiently manufacture newly-developed products in quantities sufficient to support retail distribution, we may not be able to recoup our investment in the development of new models and product lines, and we would continue to be subject to the risks inherent in having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new model may depend on our pricing. We have a limited history of introducing new products, and we may set the prices of new models too high for the market to bear. Failure to gain market acceptance for new products that we introduce could impede our growth, reduce our profits, adversely affect the image of our brands, erode our competitive position, and result in long term harm to our business.

Sales of our products are likely to be subject to seasonal variations, which could increase the volatility of the price of our common stock.

        Due to our significant sales growth since our inception, there is still uncertainty in the degree to which sales of our footwear products will be subject to seasonality. For the year ended December 31, 2007, we experienced higher sales growth in the quarters ended March 31, 2007 and June 30, 2007, compared to the quarters ended September 30, 2007 and December 31, 2007, for which sales remained fairly level. We expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. While we have introduced footwear models that are more suitable for cold weather uses, such as the Mammoth, Endeavor, Georgie, All Terrain, Snowmini, and YOU by Crocstm styles, we expect demand for our products, and therefore our sales, may be subject to seasonal variations and significantly impacted by weather conditions because over 70% of our revenues during the year ended December 31, 2007 were attributable to our footwear styles more suitable for fair weather. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions.

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

        Beginning with this Annual Report on Form 10-K for our fiscal year ending on December 31, 2007, the Securities and Exchange Commission ("SEC"), rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. This process generally requires significant documentation of policies, procedures, and systems, review of that documentation by our internal accounting staff and our outside auditors, and testing of our internal control over financial reporting by our internal accounting staff and the independent auditors. Continued documentation and testing of our internal controls will involve considerable time and expense, and may strain our internal resources and have an adverse impact on our costs.

        During the ongoing course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the annual deadlines imposed by SEC rules for certification of our internal control over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC any material weaknesses in our system of internal controls. The existence of such material weaknesses would preclude management from concluding that our internal control over financial reporting is effective and would preclude our independent auditors from issuing an unqualified opinion that our internal controls are effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal control over financial reporting, such deficiencies may negatively impact our business, results of operations and reputation.

Third parties may claim that we are infringing their intellectual property rights, and such claims may be costly to defend, may require us to pay licensing fees, damages, or other amounts, and may prevent, or otherwise impose limitations on, the manufacture, distribution or sale of our products.

        From time to time, third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of the intellectual property rights of others that may cover some of our technology or products. If we are forced to defend against such third-party claims, whether or not such claims are resolved in our favor, we could encounter expensive and time consuming litigation, which could divert our management and key personnel from business operations. For example, a company has filed a lawsuit against us claiming that our Aspen model infringed its trademark rights, and that by using the Aspen name and intellectual property we committed acts of false designation of origin, trademark dilution, unfair competition and unfair or deceptive trade practices. We subsequently changed the name of our Aspen model to the Endeavor and entered into a settlement agreement with the company. If we are found to be infringing on the intellectual property rights of other companies, we may be required to pay damages or ongoing royalty payments, or comply with other unfavorable terms. Additionally, if we are found to be infringing on the intellectual property rights of other companies, we may not be able to obtain license agreements on terms acceptable to us, or at all, and this may prevent us from manufacturing, marketing or selling our products. Thus, such third-party claims may significantly reduce the sales of our products or increase our cost of goods sold. Any such reductions in sales or cost increases could be significant, and could have a material and adverse affect on our business.

Our business could suffer if our third-party manufacturers violate labor laws or fail to conform to generally accepted ethical standards.

        We require our third-party manufacturers to meet our standards for working conditions and other matters before we are willing to place business with them. As a result, we may not always obtain the lowest cost production. Moreover, we do not control our third-party manufacturers or their respective labor practices. If one of our third-party manufacturers violates generally accepted labor standards by, for example, using forced or indentured labor or child labor, failing to pay compensation in accordance with local law, failing to operate its factories in compliance with local safety regulations, or diverging from other labor practices generally accepted as ethical, we likely would cease dealing with that manufacturer, and we could suffer an interruption in our product supply. In addition, such a manufacturer's actions could result in negative publicity, damage to our reputation and the value of our brand, and discourage retail customers and consumers from buying our products.

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

We face significant competition, and if we are unable to compete effectively, sales of our products may decline and our business could be harmed.

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

  •
  have broader market presence than we have in retail stores, or have more Company-operated retail stores then we have;

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

We conduct, and in the future expect to conduct, a significant portion of our activities outside the U.S., and, therefore, we are subject to the risks of international commerce.

        We use third-party manufacturers located in foreign countries; we operate manufacturing facilities located in North America, Brazil and Italy; and we sell our products to retailers outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks, including the following:

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

        Furthermore, our manufacturing activity outside of the U.S., including the production of our products by third-party manufacturers, is subject to risks of poor infrastructure, shortages of equipment, and labor unrest, in addition to those risks noted above. Once our products are manufactured, we may also suffer delays in distributing our products due to work stoppages, strikes, or lockouts at the ports where our products arrive. Such labor disruptions could result in product shortages and delays in distributing our products to retailers. These factors and the failure to properly respond to them could make it difficult to obtain adequate supplies of quality products when we need them, resulting in reduced sales and harm to our business.

        In addition, during 2007, we generated $407.8 million, or 48% of our revenues outside of the U.S., and in the year ended December 31, 2006, we generated approximately $112.5 million, or 32% of our revenues outside of the U.S. We expect to expand our international sales and marketing operations in the future. Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations, as noted above, as well as the difficulties associated with promoting products in unfamiliar cultures.

Acquisitions may be difficult to identify and successfully integrate into our business and could have other adverse consequences.

        We have made, and may in the future make, acquisitions of, or investments in, other companies. For example, in June 2004, we acquired Crocs Canada; in October 2006, we acquired Fury and EXO; in December 2006, we acquired Jibbitz; in January 2007, we acquired Ocean Minded; and in July 2007, we acquired Bite. We expect to consider other opportunities to acquire or make investments in other businesses and products that could enhance our manufacturing capabilities, complement our current products or expand the breadth of our markets or customer base. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In the event we finance acquisitions by issuing equity or convertible debt securities, our stockholders may be diluted.

        In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired operations successfully with our business or effectively manage the combined business following completion of the acquisition. We may not achieve the anticipated benefits from the acquired business due to any of the following factors:

  •
  unanticipated costs associated with the acquisition;

  •
  diversion of management's attention from our core business;

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

        Our restated certificate of incorporation permits us to establish the rights, privileges, preferences, and restrictions, including voting rights, of future series of our preferred stock and to issue such stock without approval from our stockholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that we may issue in the future. In addition, we could issue preferred stock to prevent a change in control of us, depriving common stockholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

Our restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could discourage a third-party from acquiring us and consequently decrease the market value of an investment in our stock.

        Our restated certificate of incorporation, amended and restated bylaws, and Delaware corporate law each contain provisions that could delay, defer, or prevent a change in control of us or changes in our management. Among other things, these provisions:

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our principal executive and administrative offices are located at 6328 Monarch Park Place, Niwot, Colorado. We lease, rather than own, all of our facilities. We consider our facilities to be suitable for our needs.

        The general location, use and approximate size of our principal properties are given below:

Location	Use	Approximate Square Feet
Rotterdam, the Netherlands	Warehouse	389,000
Aurora, Colorado	Warehouse	264,000
Quebec City, Canada	Corporate offices/warehouse/manufacturing facility	180,000
Niwot, Colorado	Corporate offices/warehouse	177,000
Leon, Mexico	Manufacturing facility	122,000
Den Haag, the Netherlands	Corporate offices/warehouse	98,000
Rijswijk, the Netherlands	Warehouse	79,000
Boulder, Colorado	Jibbitz's Corporate offices/warehouse	55,000
Longmont, Colorado	Warehouse	54,000
Sao Paulo, Brazil	Warehouse/manufacturing facility	45,000
Padova, Italy	EXO's Corporate offices/manufacturing facility	34,000
Helsinki, Finland	Corporate offices/warehouse	25,000
Japan	Corporate offices/warehouse	24,000
Haryana, India	Corporate offices/warehouse	21,000
Shanghai, China	Corporate offices	18,000
Singapore	Corporate offices	17,000

        We also maintain small branch sales offices in Hong Kong, Taiwan, Japan, Korea, New Zealand, Melbourne, Singapore, Puerto Rico, Hawaii, California and India. We enter into short-term leases for kiosks domestically and internationally with fixed monthly rents subject to certain covenants with contingent rents based on percentage of revenues. We also lease retail space at 4 domestic and 25 international retail stores. Our short term and long term leases expire at various dates throughout the year 2026.

ITEM 3.    Legal Proceedings

        On March 31, 2006, we filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers &

Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles, Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. The utility and design patents asserted in the complaint were issued to us on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. A trial was held before the ALJ from September 2007. After post-trial briefing was completed, the ALJ has set a target date of April 11, 2008 for completion of the Investigation. We do not expect that the ultimate resolution of this matter to have a material adverse impact on our business.

        On April 3, 2006, we filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles, Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10. The utility and design patents asserted in the complaint were issued to us on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. This case has been administratively stayed pending resolution of the ITC proceeding above. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. We have entered into a settlement agreement with Australia Unlimited, Inc., and on January 25, 2007, we filed a stipulation for dismissal of all claims and counterclaims. We have entered into settlement agreements with D. Myers & Sons, Inc. pursuant to which the U.S. District Court entered a consent judgment against D. Myers & Sons, Inc on May 23, 2007. We do not expect the ultimate resolution of this matter will have a material adverse impact on our business.

        Starting in November 2007, certain shareholders filed several purported shareholder class actions in the U.S. District Court for the District of Colorado alleging violation of Sections 10(b) and 20(a) of the Exchange Act based on alleged statements made by us between July 27, 2007 and October 31, 2007. Plaintiffs seek compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorney's fees and costs of litigation. These actions were subsequently consolidated. The Court is currently considering motions for the appointment of lead plaintiff and lead counsel. After the Court appoints lead plaintiff and lead counsel, an amended consolidated complaint will be filed. Thereafter, we will respond. We believe that the lawsuit lacks merit and intend to vigorously defend the suit.

        In January 2008 plaintiffs served us with a shareholder derivative action in the Colorado District Court for the City and County of Boulder alleging that certain officers and directors breached their fiduciary duties, wasted corporate assets, and were unjustly enriched. This derivative action purports to state a claim on behalf of the corporation. The complaint alleges that the claims arise from the same conduct as was alleged in the original federal shareholder class action. We are in the process of responding. We believe that the plaintiff lacks standing and intend to vigorously defend the suit.

        Although we are subject to other litigations from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business.

        As of December 31, 2007, we have not accrued any amounts related to estimated losses for legal contingencies. While there is a reasonable possibility that certain legal matters may result in an unfavorable outcome and loss, our estimated potential losses, or range of losses, when aggregated, would be immaterial to the financial statements.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        Not Applicable.

PART II

ITEM 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock, par value $0.001, is listed on the NASDAQ Global Select Market and trades under the stock symbol CROX. Our stock was initially listed on the NASDAQ Global Select Market on February 8, 2006, the date our shares began to trade publicly. Prior to that time, there was no public market for our stock. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market. Amounts prior to June 14, 2007 have been adjusted to reflect the 2-for-1 stock split, which was effected as a 100% common stock dividend distributed on that date.

Fiscal Year 2007 Quarters Ended	High	Low
March 31, 2007	$29.29	$21.43
June 30, 2007	47.40	23.41
September 30, 2007	68.12	41.18
December 31, 2007	75.21	33.75

Fiscal Year 2006 Quarters Ended	High	Low
March 31, 2006	$16.25	$10.16
June 30, 2006	18.50	10.78
September 30, 2006	17.53	11.33
December 31, 2006	25.13	15.83

        The following table presents a summary of share repurchases made by us during the quarter ended December 31, 2007 under the share repurchase program authorized by our board of directors and announced in November 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Maximum Number of Shares that May Yet be Purchased Under the Plan
Oct. 1-31, 2007	—	—	—		—
Nov. 1-30, 2007	524,000	$47.75	524,000	(1)	476,000
Dec. 1-31, 2007	—	—	—		—

Total	524,000	$47.75	524,000		476,000

(1)
On November 1, 2007, our board of directors approved an authorization to repurchase up to one million shares of our common stock. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements and other market conditions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of shares of our common stock. The repurchase authorization may be modified, suspended or discontinued at any time.

Performance Graph

        The following performance graph compares the cumulative total return of our common stock with that of the NASDAQ Composite Index and the Dow Jones US Footwear Index from February 8, 2006 through December 31, 2007. Our stock was initially listed on the NASDAQ Global Select Market on February 8, 2006, the date our shares began to trade publicly. Prior to that time, there was no public market for our stock. The graph assumes that the value of the investment was $100 on February 8, 2006 and all dividends and other distributions were reinvested. The comparisons in this graph are provided in accordance with SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of our common stock.

Comparison of Cumulative Total Return on Investment

Holders

        The approximate number of stockholders of record of our common stock was 85 as of January 31, 2008. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with covenants under any existing financing agreements, which may restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. We issued a stock dividend in connection with our 2-for-1 stock split, which was effected in the form of a 100% common stock dividend distributed on June 14, 2007.

ITEM 6.    Selected Financial Data

        The following table presents selected historical financial data of Crocs, Inc. and its subsidiaries for each of the years in the five-year period ended December 31, 2007. This data was derived from our audited consolidated financial statements and reflects our operations and financial position at the dates and for the periods indicated. The information in this table should be read with the consolidated financial statements and accompanying notes and other financial data included herein.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data
Revenues	$847,350	$354,728	$108,581	$13,520	$1,1655
Cost of sales	349,701	154,158	47,773	7,162	891

Gross profit	497,649	200,570	60,808	6,358	274
Selling, general and administrative expenses	259,882	105,224	33,916	7,929	1,471

Income (loss) from operations	237,767	95,346	26,892	(1,571)	(1,197)
Interest expense	438	567	611	47	3
Other (income) expenses—net	(2,997)	(1,847)	(8)	19	—

Income (loss) before income taxes	240,326	96,626	26,289	(1,637)	(1,200)
Income tax expense (benefit)(1)(2)	72,098	32,209	9,317	(143)	—

Net income (loss)	168,228	64,417	16,972	(1,494)	(1,200)
Dividend on redeemable convertible preferred shares(3)	—	33	275	142	—

Net income (loss) attributable to common stockholders	$168,228	$64,384	$16,697	$(1,636)	$(1,200)

Income (loss) per common share:
Basic	$2.08	$0.87	$0.26	$(0.04)	$(0.03)
Diluted	$2.00	$0.81	$0.26	$(0.04)	$(0.03)
Weighted average common shares:(4)
Basic	80,759,077	74,598,400	50,987,154	49,283,906	41,710,770
Diluted	84,194,883	80,170,512	67,140,000	49,283,906	41,710,770

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheets Data
Cash, cash equivalents, and marketable securities	$36,335	$64,981	$4,787	$1,054	$326
Total assets	627,425	299,457	78,032	16,224	1,304
Long term obligations	15,864	3,290	5,513	3,660	400
Redeemable common shares	—	—	1,800	1,800	1,800
Redeemable convertible preferred stock	—	—	5,500	5,500	—
Total stockholders' equity (deficit)	444,113	208,258	18,914	(3,591)	(1,642)

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

(2)
The income tax benefit recognized in 2004 represents the tax benefit recognized by Crocs Canada subsequent to its acquisition.

(3)
Dividends accrued in 2004 were paid to holders of our Class C convertible preferred membership units. Our Class C membership units were converted into shares of our Series A preferred stock in connection with our conversion from a limited liability company to a corporation on January 4, 2005.

(4)
We issued a stock dividend in connection with our 2-for-1 stock split, which was effected in the form of a 100% common stock dividend distributed on June 14, 2007. All share and per share amounts prior to June 14, 2007 have been adjusted to reflect the 2-for-1 stock split.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect", "believe," "anticipate," intend," "could," "estimate," or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking statements including risks such as "our limited operating history," "our significant recent expansion," "changing fashion trends," "our reliance on market acceptance of the small number of products we sell," "our ability to develop and sell new products," "our limited manufacturing capacity and distribution channels," "our reliance on third party manufacturing and logistics providers for the production and distribution of our products," "our reliance on two vendors for certain raw materials," "our management and information systems infrastructure," "our ability to obtain and protect intellectual property rights," "the effect of competition in our industry," "the effects of seasonality on our sales," "our ability to attract, assimilate and retain management talent," and other similar statements. These forward-looking statements include statements in this Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled "Risk Factors" under Item 1A. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.

Overview

        We are a rapidly growing designer, manufacturer, distributor, worldwide marketer and brand manager of footwear for men, women, and children. We design and sell a broad offering of footwear, apparel, gear and accessories that utilize our proprietary closed cell-resin, called Croslite. In the past several years, we realized high demand for our Croslite products, specifically, classic Beach and Cayman models. Croslite is a unique material that enables us to produce an innovative, soft, lightweight, non-marking, slip and odor-resistant shoe. Crocs shoes combine fun colors and innovative designs to provide a new level of comfort, functionality and style in the casual lifestyle footwear category.

        Since the initial introduction and popularity of our Beach and Cayman models, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach through the acquisitions of new brand platforms such as Jibbitz, Fury, Ocean Minded, Bite, and through various licensing agreements.

        We currently sell our Crocs-branded products throughout the U.S. and in over 90 countries worldwide. We sell our products through quality domestic and international retailers and distributors and directly to end-user consumers through our webstores, Company-operated retail stores and kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty channels. As of December 31, 2007, our customer base domestically and internationally expanded to over 13,000 and 19,000 customer locations selling our products, respectively.

        We have achieved significant growth since our inception, driven largely by the popularity of our footwear products and our ability to significantly expand the breadth and depth of our distribution network. For the year ended December 31, 2007, we recorded revenues of $847.4 million and net income of $168.2 million, compared to $354.7 million of revenues and net income of $64.4 million for the year ended December 31, 2006. We have achieved strong gross profit margins on sales of our Crocs footwear. For the year ended December 31, 2007, our gross profit was $497.6 million, or 58.7% of revenues, compared to $200.6 million, or 56.6% of revenues, for the year ended December 31, 2006. We believe a number of factors have contributed to our ability to achieve gross profit margins at these levels. Additionally, our use of third-party manufacturers as well as Company-operated manufacturing facilities has allowed us to maintain a relatively low cost structure while enabling us to achieve significant production flexibility.

        We currently manufacture our footwear products at our Company-operated facilities located in North America, Brazil and Italy in addition to contracting with third-party manufacturers in China, Bosnia, Vietnam, Romania and the U.S. for production of our footwear products and accessories. We believe our in-house production capabilities enable us to make rapid changes to manufacturing schedules and provide us the flexibility to quickly ship in-demand models and colors, while outsourcing allows us to lower our capital investment and retain the cost-effectiveness of using third-party manufacturing.

        On November 1, 2007, our board of directors approved an authorization to repurchase up to one million shares of our common stock. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase authorization does not have an expiration date and does not obligate us to acquire any particular amount of shares of our common stock. The repurchase authorization may be modified, suspended or discontinued at any time. On November 7, 2007, we repurchased approximately 524,000 shares of our common stock for a total of approximately $25.0 million.

General

        Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. Because we use both internal manufacturing and contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our Company-operated facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers. Cost of sales also includes the cost to transport these products to our facilities and all warehouse and outbound freight expenses. Our selling, general and administrative expense consists primarily of selling, marketing, wages and related payroll and employee benefit costs for selling, marketing and administrative employees, travel and insurance expenses, depreciation, amortization, professional fees, facility expenses, bank charges and non-cash charges for share-based compensation.

Share-Based Compensation Expenses

        In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Share-Based Compensation ("SFAS 123"), which requires the calculation of the fair value of share-based compensation, estimation of future forfeitures and income taxes, and recognition of the fair value as a non-cash expense over the vesting period of the underlying instruments. SFAS No. 123R, Share-Based Payment ("SFAS 123R"), eliminates the ability to account for share-based compensation transactions using the footnote disclosure-only provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Shares Issued to Employees ("APB 25"), and instead requires that such transactions be recognized and reflected in our financial statements using a fair-value-based method.

        We adopted SFAS 123R effective as of January 1, 2006 using the prospective method for option grants and restricted stock issued prior to August 15, 2005, which was the date we filed our initial Registration Statement on Form S-1 in connection with our initial public offering and the modified prospective method for option grants issued after August 15, 2005. The adoption of the SFAS 123R fair-value-based method had a significant impact on our results of operations, although it will have no impact on our overall cash flow. The effect of applying SFAS 123R for the year ended December 31, 2006 was a decrease of $5.4 million of pre-tax income. We recognized additional share-based compensation expense in 2007 based on the fair value of any share based payments made in 2007. The amount of compensation expense recognized depends on numerous factors and estimates, including the number and vesting period of option grants, the publicly traded price of our common stock, estimated volatility of the stock price, estimates of the timing and volume of exercises and forfeitures of the options, and fluctuations in future interest and income tax rates. Share based compensation expense was $21.7 million for the year ended December 31, 2007, compared to $10.3 million for the year ended December 31, 2006 and $4.8 million for the year ended December 31, 2005.

Effects of Initial Public Offering

        In February 2006, we completed an initial public offering of our common stock. As a part of the initial public offering, we issued 9,900,000 shares of our common stock, adjusted to reflect the two-for-one stock split distributed on June 14, 2007, and received net proceeds of approximately $94.5 million. In connection with the initial public offering, all of our then-outstanding shares of redeemable convertible preferred stock, which was not included in stockholders' equity in our balance sheet, converted into 14,904,984 shares of our common stock, of which a portion was sold in our initial public offering, and accrued dividends aggregating $171,000 were paid with a portion of our net proceeds from the offering. In addition, the put options on our redeemable shares of common stock terminated and such shares were also not previously included in stockholders' equity in our balance sheet. Therefore, the immediate result of our initial public offering was a significant increase in cash and stockholders' equity on our balance sheet, and the elimination of the accrual of dividends on the preferred stock. In addition, our common stock outstanding increased significantly because of the conversion of the preferred stock, the termination of the put options on the redeemable shares of common stock and our issuance of shares of common stock. As a result, the basis for the calculation of net income per share on both a basic and diluted basis has changed significantly.

Acquisitions

        On January 31, 2007, we acquired substantially all of the assets of Ocean Minded for $1.75 million in cash, plus a potential earn-out of up to $3.75 million based on Ocean Minded achieving certain earnings targets over a three year period. Ocean Minded is a designer and manufacturer of high quality leather and EVA (Ethylene Vinyl Acetate) based sandals primarily for the beach, adventure and action sports markets. We recorded $600,000 in customer relationships and other identifiable intangible assets and $953,000 in goodwill on the date we acquired Ocean Minded.

        On June 26, 2007, we amended the Purchase Agreement with Jibbitz to amend the terms of the potential earn-out consideration included in the Purchase Agreement. The amendment removed the earnings targets for payment of the earn-out with $3.5 million payable on the effective date of the amended Purchase Agreement and the remaining $6.5 million payable in equal monthly installments of $500,000 due on the first business day of each month until July 2008. We recorded the additional $9.77 million, net of discounting on future payments, to goodwill in the second quarter of 2007 as an additional cost of the acquisition. As of December 31, 2007, we have $3.4 million, net of discounting on future payments, in remaining accrued additional purchase price for Jibbitz.

        On July 27, 2007, we acquired all of the assets of Bite for $1.75 million in cash and the assumption of $1.3 million in debt, plus a potential earn out of up to $1.75 million based on Bite achieving certain earnings targets over a three year period. Bite is a designer and manufacturer of comfortable and supportive performance shoes and sports sandals sold worldwide in five categories including, golf, adventure, healthy lifestyle, travel and watersports. We recorded $512,000 in customer relationships and $530,000 in goodwill on the date of acquisition for Bite.

        Our goodwill balance of $23.8 million and $11.6 million as of December 31, 2007 and December 31, 2006, respectively, relates predominately to the acquisitions of Bite and Ocean Minded in 2007, Jibbitz, Fury and EXO in 2006 as well as the acquisition of Crocs Canada in 2004.

Results of Operations

Comparison of the Years Ended December 31, 2007 and 2006

        Set forth below are the results of operations for the year ended December 31, 2007, as compared to the year ended December 31, 2006 (in thousands, except for percentages). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets in the "$ Change" and "% Change" columns.

	Year Ended December 31,
	2007	2006	$ Change	% Change
Revenues	$847,350	$354,728	$492,622%	138.9
Cost of sales	349,701	154,158	(195,543)	(126.8)

Gross profit	497,649	200,570	297,079	148.1
Selling, general and administrative expenses	259,882	105,224	(154,658)	(147.0)

Income (loss) from operations	237,767	95,346	142,421	149.4
Interest expense	438	567	129	22.8
Other (income) expenses—net	(2,997)	(1,847)	1,150	62.3

Income (loss) before income taxes	240,326	96,626	143,700	148.7
Income tax expense (benefit)	72,098	32,209	(39,889)	(123.8)

Net income (loss)	168,228	64,417	103,811	161.2
Dividend on redeemable convertible preferred shares	—	33	33	100.0

Net income (loss) attributable to common stockholders	$168,228	$64,384	$103,844%	161.3

        Revenues.    Revenues increased 138.9%, or $492.6 million, to $847.4 million, in the year ended December 31, 2007, from $354.7 million in the year ended December 31, 2006. Our revenues from sales outside of the U.S. were $407.8 million in the year ended December 31, 2007 compared to $112.5 million in the year ended December 31, 2006. This increase was primarily a result of significantly higher unit sales of our footwear products in our Asian and European markets driven by growing awareness and increased acceptance of our brands and products. Sales in Europe increased

473.3% or $143.4 million, to $173.7 million in the year ended December 31, 2007, from $30.3 million in the year ended December 31, 2006. Asia sales increased 199.8% or $108.7 million in the year ended December 31, 2007, from $54.4 million in the year ended December 31, 2006. Sales in Asia were led by Japan where sales increased 579.2% or $69.5 million, to $81.5 million in the year ended December 31, 2007, from $12.0 million in the year ended December 31, 2006. Unit sales of footwear products increased 117.1% or 25.3 million pairs, to 46.9 million pairs in the year ended December 31, 2007, from 21.6 million pairs in the year ended December 31, 2006. The higher unit sales primarily resulted from:

  •
  an increase in the number of customer doors selling our products,

  •
  new product offerings,

  •
  increased sales at Company-operated retail locations and

  •
  business acquisitions.

        Domestic and international customer doors selling our products totaled over 13,000 and 19,000, respectively, at December 31, 2007 compared to approximately 11,000 and 8,000, respectively, at December 31, 2006. Sales of our classic models increased by approximately 46.3% during the year ended December 31, 2007 when compared to sales in the year ended December 31, 2006 and now amounts to approximately 30% of total sales, compared to 50% during the year ended December 31, 2006. Sales of footwear product styles introduced in 2007 represented approximately 18.2% or $154.1 million of our overall revenues for the year ended December 31, 2007.

        Our Company-operated retail locations, including retail stores, kiosks and outlets, increased to over 200 at December 31, 2007 from over 95 at December 31, 2006. Total revenue from Company-operated retail locations was $74.2 million in the year ended December 31, 2007, compared to $22.2 million in the year ended December 31, 2006. We expect revenues from our Company-operated retail stores to increase in the future as we continue to expand the number of Company-operated retail locations. Sales from Company-operated retail stores have higher margins than wholesale.

        We have experienced rapid revenue growth since inception. We expect our revenue growth to continue as we enter new markets and introduce new footwear and other product offerings. Additionally, our revenues may grow as a result of future acquisitions. Businesses acquired in 2006 and 2007 contributed approximately $78.6 million to our revenues during the year ended December 31, 2007.

        Gross profit.    Gross profit increased 148.1%, or $297.1 million, to $497.6 million, in the year ended December 31, 2007, from $200.6 million in the year ended December 31, 2006 due primarily to higher revenues. Our gross profit margin increased to 58.7% in the year ended December 31, 2007, compared to 56.6% in the year ended December 31, 2006. This increase in margin was primarily attributable to increases in direct and international sales and the addition of Jibbitz, where we recognize higher margins on sales. We have historically experienced margins that exceed those of our competitors. As we expand our product lines and introduce new products and materials to our manufacturing processes, we may incur higher costs on duties, material and labor and face increasing competition which could result in a decrease to our gross margin.

        Selling, general and administrative expenses.    Selling, general and administrative expenses ("SG&A") increased 147.0% or $154.7 million, to $259.9 million, or 30.7% of sales, in the year ended December 31, 2007, from $105.2 million, or 29.7% of sales in the year ended December 31, 2006. The increase in SG&A as a percentage of sales is a result of our strategic decision to increase our global marketing spend and increased expenses associated with developing market opportunities in Brazil, China, Russia and India. This increase was also a result of higher costs associated with increased sales volumes, company growth and expanding operations, including an increase in selling and marketing expenses of $40.4 million and increases in personnel expenses of $70.9 million. In addition, professional and consulting fees increased approximately $20.8 million, primarily as a result of increased legal fees related to defending our intellectual property, accounting fees, contract labor and consultants. In addition, share-based compensation expense was $21.7 million for the year ended December 31, 2007, compared to $10.3 million for the year ended December 31, 2006.

        Interest expense.    Interest expense was approximately $438,000 in the year ended December 31, 2007, compared to approximately $567,000 in the year ended December 31, 2006. Interest expense decreased due to our use of a portion of the proceeds from our initial public offering to retire bank loans. This debt retirement led to a decrease in average borrowings outstanding on our line of credit and long term debt during the year ended December 31, 2007 compared to average borrowings outstanding under those arrangements during the year ended December 31, 2006.

        Other income/expense, net.    Other income was $3.0 million in the year ended December 31, 2007, compared to income of $1.8 million in the year ended December 31, 2006. The increase primarily resulted from a refund due to a change in our tax filing position related to value added taxes in our international locations.

        Income tax expense.    In the year ended December 31, 2007, income tax expense was $72.1 million, representing an effective income tax rate of 30.0%, compared to income tax expense of $32.2 million in the year ended December 31, 2006, representing an effective income tax rate of 33.3%. The decrease relates primarily to an increase in the pre-tax earnings in jurisdictions with lower relative income tax rates as a percentage of total pre-tax earnings.

Comparison of the Years Ended December 31, 2006 and 2005

        Set forth below are the results of operations for the year ended December 31, 2006, as compared to the year ended December 31, 2005 (in thousands, except for percentages). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets in the "$ Change" and "% Change" columns.

	Year Ended December 31,
	2006	2005	$ Change	% Change
Revenues	$354,728	$108,581	$246,147%	226.7
Cost of sales	154,158	47,773	(106,385)	(222.7)

Gross profit	200,570	60,808	139,762	229.8
Selling, general and administrative expenses	105,224	33,916	(71,308)	(210.2)

Income (loss) from operations	95,346	26,892	68,454	254.6
Interest expense	567	611	44	7.2
Other (income) expenses—net	(1,847)	(8)	1,839	—

Income (loss) before income taxes	96,626	26,289	70,337	267.6
Income tax expense (benefit)	32,209	9,317	(22,892)	(245.7)

Net income (loss)	64,417	16,972	47,445	279.5
Dividend on redeemable convertible preferred shares	33	275	242	88.0

Net income (loss) attributable to common stockholders	$64,384	$16,697	$47,687%	285.6

        Revenues.    Revenues increased 226.7%, or $246.1 million, to $354.7 million, in the year ended December 31, 2006, from $108.6 million in the year ended December 31, 2005. This increase was primarily a result of significantly higher unit sales of our footwear products. Revenues from sales outside of the U.S. were $112.5 million for the year ended December 31, 2006, compared to $8.1 million in the year ended December 31, 2005. Sales in Europe increased 2,920% or $29.2 million, to $30.3 million in the year ended December 31, 2006, from $1.0 million in the year ended December 31, 2005. Asia sales increased 1,057.4% or $49.7 million in the year ended December 31, 2006, from $4.7 million in the year ended December 31, 2005. Sales in Asia were led by Japan where sales increased 252.9% or $8.6 million, to $12.0 million in the year ended December 31, 2006, from $3.4 million in the year ended December 31, 2005. Unit sales of footwear products increased to 21.6 million pairs in the year ended December 31, 2006. The higher sales primarily resulted from:

  •
  an increase in the number of customer doors selling our products,

  •
  new product offerings and

  •
  increased sales at Company-operated retail locations

        Domestic and international customer doors selling our products totaled over 11,000 and 8,000 respectively, at December 31, 2006 compared to over 6,500 domestic customer doors at December 31, 2005.

        Businesses acquired subsequent to December 31, 2005 contributed approximately $1.9 million to our revenues during the year ended December 31, 2006.

        Gross profit.    Gross profit increased 229.8%, or $139.8 million, to $200.6 million, in the year ended December 31, 2006, from $60.8 million in the year ended December 31, 2005 due primarily to higher revenues. Our gross profit margin improved to 56.5% in the year ended December 31, 2006, from 56.0% in the year ended December 31, 2005. During 2006, we increased the percentage of orders shipped factory direct reducing average order fulfillment costs. This increase was partially offset by a decrease in margin related to product mix.

        Selling, general and administrative expenses.    SG&A expenses increased 210.3% or $71.3 million, to $105.2 million in the year ended December 31, 2006, from $33.9 million in the year ended December 31, 2005. This increase was primarily a result of higher costs associated with increased sales volumes, including an increase in selling and marketing expenses of $10 million, increases in personnel expenses of $40.9 million due to our growth and expanding operations. In addition, professional and consulting fees increased approximately $14.5 million, primarily as a result of increased legal fees related to our secondary offering and defending our intellectual property, accounting, contract labor and consultants. In addition, share-based compensation expense was $10.3 million for the year ended December 31, 2006, compared to $4.8 million for the year ended December 31, 2005. As a percentage of revenues, selling, general and administrative expense decreased to 29.7% in the year ended December 31, 2006, from 31.2% in the year ended December 31, 2005, primarily due to the effect of the improved leverage of operating expenses resulting from higher sales.

        Interest expense.    Interest expense was approximately $567,000 in the year ended December 31, 2006, compared to approximately $611,000 in the year ended December 31, 2005. Interest expense decreased due to our use of a portion of the proceeds from our initial public offering to retire certain bank loans. This debt retirement led to a decrease in average borrowings outstanding on our line of credit and long term debt during the year ended December 31, 2006 compared to average borrowings outstanding under those arrangements during the year ended December 31, 2005.

        Other income/expense, net.    Other income was $1.8 million in the year ended December 31, 2006, compared to income of approximately $8,000 in the year ended December 31, 2005. The increase resulted from an increase in interest income related to an increase in interest bearing cash and cash equivalents and short-term investments resulting from proceeds received upon completion of our initial public offering in February 2006.

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

Liquidity and Capital Resources

        As of December 31, 2007, we had $36.3 million in cash and cash equivalents and short-term investments compared to $65.0 million as of December 31, 2006.

        The significant components of our working capital are cash, accounts receivable and inventory, reduced by accounts payable and accrued expenses. Capital requirements related to manufacturing include compounding and injection molding equipment for facilities we operate, as well as footwear molds used in facilities operated by us or purchased for our third-party manufacturers. We have experienced rapid growth in our revenues and earnings over the past three years, and as a result have made substantial investments in our inventory, global infrastructure and property plant and equipment, such as molds, tooling and manufacturing equipment. Additionally, we have made key acquisitions of businesses that are complimentary to our own, such as Jibbitz, Fury, Ocean Minded and Bite.

        Cash provided by operating activities consists primarily of net income or net loss adjusted for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and for the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2007 was $8.9 million, primarily related to net income of $168.2 million plus non-cash items of depreciation and amortization of $20.9 million and share-based compensation expense of $21.7 million, which was offset by increases in working capital resulting from increases in accounts receivable of $79.3 million, increase in inventory of $151.6 million, and a increase in accounts payable and accrued expenses and other liabilities of $106.3 million. Cash provided by operating activities for the year ended December 31, 2006 was $12.3 million, primarily related to net income of $64.4 million plus non-cash items of depreciation and amortization of $8.1 million and share-based compensation expense of $10.3 million, which was offset by increases in working capital resulting from increases in accounts receivable of $44.0 million, inventory of $55.0 million, and a increase in accounts payable and accrued expenses and other liabilities of $53.8 million, all related to our sales growth and expanded operations.

        Our inventories increased to $248.4 million at December 31, 2007 from $86.2 million as of December 31, 2006. During the quarter ended December 31, 2007, we increased our inventory positions in order to meet anticipated demand for the six months ending June 30, 2008 and, at the same time, made available production capacity for new product lines for delivery in the quarters ending March 31, 2008 and June 30, 2008. We intend to continue to expand our footwear product line by adding innovative products that keep pace with or set fashion trends while leveraging the comfort characteristics of Croslite. We also intend to continue to expand our product line into other categories including apparel, gear, sports equipment and accessories. We expect that new product introductions, limitations on production capacities and seasonal variations may cause our inventory to increase or decrease materially in the future as we adjust to meeting changing conditions resulting from our rapid growth and ongoing expansion.

        We anticipate that operating activities will provide cash in future periods. However, seasonal variations in product demand and the associated changes in operating assets and liabilities in response to such seasonal variations may directly affect our cash flows from operating activities. Accordingly, cash flows from operating activities for any year are not necessarily indicative of cash flows from operating activities to be expected for any other year.

        Cash used in investing activities for the year ended December 31, 2007 was $62.2 million, which was primarily related to capital expenditures for molds, machinery and equipment of $57.4 million, acquisitions of $12.4 million and $16.5 million related to the upgrade and expansion of our information technology systems, offset by $22.3 million in net proceeds from short term investments. Cash used in investing activities for the year ended December 31, 2006 was $69.5 million, which was primarily related to the net purchases of investments of $22.3 million, capital expenditures for molds, machinery and equipment of $23.8 million, acquisitions of $15.4 million and $5.2 million related to the upgrade and expansion of our information technology systems.

        We intend to grow our business by continuing to expand our product line. Expansion of our product line will require us to make ongoing capital investments in molds and other tooling equipment related to manufacturing new products. The rapid growth of our sales in both domestic and international markets has, in the past, placed substantial demands on our warehousing and distribution operations and we expect that these demands will continue. In December 2007, we entered into an agreement with Manhattan Associates to provide warehouse management systems within all of our Company-operated distribution centers. We plan to continue to invest in information technology systems that will support our growth and increase the operating effectiveness of our manufacturing, warehousing, and distribution operations. Additionally, we expect to continue to invest in our global information systems infrastructure to further strengthen our management information and financial reporting capabilities.

        Over the past two years we have acquired key businesses, such as Jibbitz, Fury, Bite and Ocean Minded, and we may acquire other business in the future that we believe are complementary to our own. On June 26, 2007 we amended the Purchase Agreement with Jibbitz to amend the terms of the potential earn-out consideration included in the Purchase Agreement. The amendment removed the earnings targets for payment of the earn-out with $3.5 million payable on the effective date of the amended Purchase Agreement and the remaining $6.5 million payable over the following thirteen months, for a total payment of $10.0 million. We have $3.4 million, net of discounting on future payments, in remaining accrued additional purchase price for Jibbitz as of December 31, 2007, which is to be paid out in monthly payment installments ending July 2008. The agreements for the acquisitions of Ocean Minded and Bite, contain contingent earn-out amounts of up to $3.75 million and $1.75 million, respectively, that are required to be paid as an additional cost of the acquisition if the business units achieve certain specified earnings targets in future periods.

        We have entered into various sponsorship agreements and operating leases that require cash payments on a specified scheduled. Over the next five years we will make payments of $70.6 million related to our operating lease agreements and $31.9 million related to our corporate sponsorship agreements. See the contractual obligation table below. We plan to continue to enter into operating leases related to our retail stores, kiosks, distribution, warehouse and manufacturing facilities in order to support the growth of our business. We also plan to continue to enter into corporate sponsorship agreements that we believe are complimentary to our business and will help promote our brand awareness.

        Cash provided by financing activities was $43.2 million for the year ended December 31, 2007 compared to cash provided by financing activities of $94.6 million for the year ended December 31, 2006. On November 1, 2007, our board of directors approved an authorization to repurchase up to one million shares of our common stock. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase authorization may be modified, suspended or discontinued at any time. On November 7, 2007, we repurchased approximately 524,000 shares for a total of approximately $25.0 million.

        As of December 31, 2007, we had a $25.0 million revolving loan agreement which expires on May 1, 2009. As of December 31, 2007 we had $7.0 million outstanding under the facility. At our option, the loan agreement unpaid principal balance of the loan bears interest at either a base interest rate of LIBOR plus 0.875% or a variable interest rate of the lender's applicable reference rate minus 0.50%. The line of credit contains financial and other covenants as well as customary events of default. As of December 31, 2007, we were in compliance with the covenants required by the loan agreement. On January 4, 2008 we entered into a second amendment on our revolving loan agreement that provides for an increase in our borrowing facility from $25.0 million to $50.0 million.

        We anticipate that cash flows from operations will be sufficient to meet or exceed the ongoing needs of our existing business during the next 12 months. However, we may enter into additional borrowing arrangements, or modify existing borrowing arrangements, should additional liquidity be required to fund working capital requirements, to make additional investments in capital assets and our global infrastructure, or to fund business acquisitions.

        There is a degree of uncertainty in forecasting our future cash requirements as a result of our rapid growth since inception. Substantial increases in accounts receivable and inventory are commonly associated with rapid growth and could unexpectedly strain our cash resources in the future. There can be no assurance that any such capital will be available to us on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements

        Our operating lease obligations, which include various building and equipment transactions, are not reflected on our balance sheet. See "Contractual Obligations" below for further detail.

        We also guarantee the payment of its third-party manufacturer in China for purchases of material for the manufacture of finished shoe products, which is also not reflected on our balance sheet. The maximum potential amount of future payments we could be required to make under the guarantee is € 2.1 million, approximately $3.1 million. See Note 14 in the consolidated financial statements for further discussion.

        We do not believe that these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual Obligations

        The following table discloses aggregate information about our contractual cash obligations as of December 31, 2007 and the periods in which payments are due (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	70,623	19,025	27,072	16,233	8,293
Corporate Sponsorships(1)	31,985	10,397	10,983	10,605	—
Contingent Income Tax Liabilities	11,715	—	1,946	8,383	1,386
Line of Credit(2)	7,669	473	7,196	—	—
Minimum Licensing Royalties(3)	3,813	2,078	1,683	52	—
Additional Purchase Price related to Jibbitz	3,500	3,500	—	—	—
Contractual Severance Commitment	146	146	—	—	—
Capital Lease Obligations	119	110	9	—	—

Total	129,570	35,729	48,889	35,273	9,679

(1)
Includes sponsorships such as AVP, NASCAR, and collegiate sports teams.

(2)
Includes interest at an estimated Prime rate of 7.25% less 50 basis points.

(3)
Includes royalties to organizations such as Disney, MLB, NBA and Nickelodeon.

        Excluded from the table above is the contingent cash purchase price of up to $3.75 million for Ocean Minded and $1.75 million for Bite, related to the earn-out provisions of their respective purchase agreements, see Note 3 in the consolidated financial statements for further discussion. These amounts were excluded from the above contractual obligations table as Ocean Minded and Bite have not achieved the earnings targets for the earn-out payments as of December 31, 2007.

        We also guarantee the payment of one of our third-party manufacturer in China for purchases of material for the manufacture of finished shoe products, which is also excluded from the table. The maximum potential amount of future payments we could be required to make under the guarantee is € 2.1 million, approximately $3.1 million. See Note 14 in the consolidated financial statements for further discussion.

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

  •
  we enter into an agreement with a customer or persuasive evidence of an arrangement exists;

  •
  delivery has occurred;

  •
  customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and

  •
  collection is reasonably assured.

        Title passes on shipment or on receipt by the customer depending on the arrangement with the customer.

        Reserves and Write-Downs    Allowances for estimated returns and claims are provided for when related revenue is recorded. We base our estimates on historical rates of product returns and claims, and specific identification of outstanding claims and outstanding returns not yet received from customers. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual returns and claims exceed reserves, we would need to reduce our revenues at the time of such determination.

        We also make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of some of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine that a smaller or larger reserve is appropriate, we would record a credit or a charge to selling, general and administrative expenses in the period in which we made such a determination.

        We also make ongoing estimates relating to the net realizable value of inventories based on our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a write-down equal to the difference between the cost of the inventory and the estimated net realizable value. This write-down is recorded to cost of sales. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our write-down in the period in which we made such a determination and record it to cost of sales.

        Stock-Based Compensation.    Effective January 1, 2006, we adopted SFAS 123R which requires recognition of the fair value of share-based compensation over the vesting period of the option. We adopted the prospective method for all stock option grants issued prior to August 15, 2005, which was the date we initially filed a Registration Statement on Form S-1 with the SEC in connection with our initial public offering. Prior to August 15, 2005, we used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes. We continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of APB 25 and its related interpretive guidance.

        For stock option grants issued after the filing of our initial Registration Statement on Form S-1 on August 15, 2005, we applied the modified prospective method. Under this method we use the Black-Scholes valuation model to determine the fair value of our stock options, which requires assumptions to be made regarding our stock price volatility, the expected life of the option and expected dividend rates. The volatility assumptions were derived from our historical volatilities and historical volatilities of competitors whose shares are traded in the public markets. If factors change and we use different assumptions for estimating share-based compensation in future periods, share-based compensation expense may differ materially in the future from that recorded in the current period.

        Income Taxes.    In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Significant judgment is required in determining whether the recognition threshold has been met for recording an uncertain tax benefit and in determining the appropriate measurement of the uncertain benefit under FIN 48. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and was effective beginning January 1, 2007. There was no cumulative effect of the adoption of FIN 48.

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

        Undistributed earnings of our foreign subsidiaries are deemed to be indefinitely reinvested in foreign jurisdictions, accordingly, no U.S. income taxes are provided on these earnings. We have specific plans for reinvestment of these undistributed earnings in our foreign operations. Should we change our plans and remit these earnings as dividends to the U.S. affiliates, we would be required to record the related U.S. income tax attributes which would impact our earnings in the year of such repatriation and would impact the related deferred U.S. income tax assets and liabilities.

        Goodwill and Other Intangible Assets.    In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and intangible assets with indefinite lives are not amortized but are instead measured for impairment at least annually, or when events indicate that an impairment exists. As required by SFAS 142, in our impairment tests for goodwill and other indefinite-lived intangible assets, we compare the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, technological change, economic conditions, changes to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on our consolidated statement of income for amounts necessary to reduce the carrying value of the asset to fair value.

        Intangible assets that are determined to have definite lives, such as customer relationships, core technology, capitalized software, patents and non-compete agreements are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value.

        Acquisitions.    We account for business acquisitions under the purchase method of accounting as required by SFAS No. 141, Business Combinations ("SFAS 141"). The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. These estimates and assumptions affect future amortization expense and gains or losses recorded on any future sale of operating or other assets and acquisitions of properties.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for the first annual or interim reporting period beginning after November 15, 2007. We will adopt SFAS 157 effective January 1, 2008. We are currently evaluating the impact this new standard will have on our future results of operations and financial position and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2008. We are currently evaluating the impact this new standard will have on our future results of operations and financial position and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

        In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations ("SFAS 141(R)"), which amends SFAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009 and is to be applied prospectively. We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations and cash flows and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51("SFAS 160"), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact this new standard will have on our consolidated financial position, results of operations and cash flows and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Credit and Interest Rate Risk

        We are exposed to interest rate risk to the extent that United States interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit is determined based on either a base interest rate of LIBOR plus 0.875% or a variable interest rate of the lender's applicable reference rate minus 0.5%, and, therefore, is affected by changes in market interest rates. Interest rates on our capital leases are dependent on interest rates in effect at the time the lease is drawn upon. Total liabilities outstanding at December 31, 2007 under the line of credit and capital leases were approximately $7.1 million. Based on amounts borrowed as of December 31, 2007, we would have a resulting decline in future annual earnings and cash flows of approximately $50,000 for every 1% increase in prime lending rates.

        We earn interest income on our cash and cash equivalents. We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates, and if the weighted average rate of return on cash and cash equivalents, and restricted cash, were to increase or decrease by 1%, the impact on interest income would be $264,000, net of tax during the year ended December 31, 2007.

Foreign Currency Exchange Risk

        We pay the majority of our overseas third-party manufacturers in U.S. dollars and have had significant revenues from foreign sales in recent periods. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase or decrease in value by 10%, the impact on international sales of $407.5 million during the year ended December 31, 2007 would have been an increase or decrease in consolidated revenues by $2.9 million, net of tax. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales.

ITEM 8.    Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data are as set forth in the "Index To Consolidated Financial Statements" on page F-1.

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate control over financial reporting, pursuant to the Exchange Act Rules 13a-15(f) and 15d-15(f). Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2007.

        Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

        During the three months ended December 31, 2007, we made changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Certain processes and controls were changed to accommodate the needs and requirements of our growth and our financial reporting system.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

        We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption on January 1, 2007 of the Financial Accounting Standards Board's Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and the adoption on January 1, 2006 of Statement of Financial Accounting Standard No. 123(R), Share-Based Payments.

/s/  DELOITTE & TOUCHE LLP
Denver, Colorado
February 29, 2008

ITEM 9B.    Other Information

        Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Code of Ethics

        We have a written code of ethics in place that applies to all our employees, including our principal executive officer, principal financial officer, and controller. A copy of our business code of conduct and ethics is available on our website: www.crocs.com. We are required to disclose any change to, or waiver from, our business code of conduct and ethics for our senior financial officers. We intend to use our website as a method of disseminating any change to, or waiver from, our business code of conduct ethics as permitted by applicable SEC rules.

ITEM 11.    Executive Compensation

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

        As shown in the table below, as of December 31, 2007, we reserved 8,292,497 shares of common stock for future issuance on exercise of outstanding options under equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders(1)(2)	7,567,286	$18.28	9,240,155
Equity compensation plans not approved by stockholders(3)	725,211	0.62	—

Total	8,292,497		9,240,155

(1)
On July 9, 2007, our stockholders approved the 2007 Equity Incentive Plan (the "2007 Plan"), which previously had been approved by our board of directors. The 2007 Plan was effective as of July 9, 2007. The total number of shares of our common stock available for distribution under the

  2007 Plan is 9,000,000, subject to adjustment for future stock splits, stock dividends and similar changes in our capitalization.

(2)
On April 27, 2005, our board of directors adopted the 2005 Equity Incentive Plan, ("the 2005 Plan"). On January 10, 2006, our board of directors amended the 2005 Plan to increase the number of shares of our common stock available for issuance under the 2005 Plan from 11,681,000 shares to 14,017,200 shares.

(3)
Represents non-plan stock options granted to our officers, directors and employees prior to the adoption of the 2005 Equity Incentive Plan.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

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

(3)   Exhibit list

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Crocs, Inc. (Incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).
3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Crocs, Inc. (Incorporated herein by reference to Exhibit 3.1 to Crocs, Inc. Current Report on Form 8-K, filed on July 12, 2007 (File No. 000-51754) ).
3.3	Amended and Restated Bylaws of Crocs, Inc. (Incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).
4.1	Specimen common stock certificate (Incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.1*
Form of Indemnity Agreement between Crocs, Inc. and each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.2*
Crocs, Inc. 2005 Equity Incentive Plan (the "2005 Plan") (Incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.3*
Amendment No. 1 to the 2005 Plan (Incorporated herein by reference to Exhibit 10.2.2 to Crocs, Inc.'s Registration Statement on Form S-1/A [Amendment No. 4], filed on January 19, 2006 (File No. 333-127526) ).
10.4*
Form of Notice of Grant of Stock Option under the 2005 Plan (Incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.5*
Form of Notice of Grant of Stock Option for Non-Exempt Employees under the 2005 Plan (Incorporated herein by reference to Exhibit 10.4 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.6*
Form of Stock Purchase Agreement under the 2005 Plan (Incorporated herein by reference to Exhibit 10.5 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.7*
Form of Stock Option Agreement under the 2005 Plan (Incorporated herein by reference to Exhibit 10.6 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.8*
Form of Restricted Stock Award Grant Notice under the 2005 Plan (Incorporated herein by reference to Exhibit 10.7 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526) ).
10.9*
Form of Restricted Stock Award Agreement under the 2005 Plan (Incorporated herein by reference to Exhibit 10.8 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.10*
Form of Non-Statutory Stock Option Agreement under the 2005 Plan (Incorporated herein by reference to Exhibit 10.9 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526) ).
10.11
Stock Purchase Agreement among 4246519 Canada, Inc., Finproject Group S.p.A., 3107019 Canada, Inc. and Daniel J. Hunter dated as of June 29, 2004 (Incorporated herein by reference to Exhibit 10.14 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.12
Asset Purchase and Property Transfer Agreement between Hana Phylon Tech S.A. de C.V. and Crocs Mexico, S.de.R.L de C.V. dated as of April 23, 2005 (Incorporated herein by reference to Exhibit 10.15 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.13.
Asset Purchase and Property Transfer Agreement between St. Vrain Trading, LLC, d/b/a Crocs Hawaii, LLC and the Registrant dated May 19, 2005 (Incorporated herein by reference to Exhibit 10.16 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.14
Amended and Restated Credit Agreement between the Registrant and Bank of America, N.A., dated as of October 26, 2005 (Incorporated herein by reference to Exhibit 10.17 to Crocs, Inc.'s Registration Statement on Form S-1/A [Amendment No. 3], filed on January 9, 2006 (File No. 333-127526)).
10.15
Amended and Restated Security Agreement between the Registrant and Bank of America, N.A., dated as of October 26, 2005 (Incorporated herein by reference to Exhibit 10.18 to Crocs, Inc.'s Registration Statement on Form S-1/A [Amendment No. 3]. filed on January 9, 2006 (File No. 333-127526)).
10.16
Distribution Agreement between Crocodile Distribution and the Registrant dated as of April 1, 2005 (Incorporated herein by reference to Exhibit 10.19 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.17
Kiosk Agreement between Crocodile Kiosk, LLC and the Registrant dated as of July 1, 2005 (Incorporated herein by reference to Exhibit 10.20 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.18†
Amended and Restated Agreement for Supply between Finproject S.p.A. and the Registrant dated as of July 26, 2005 (Incorporated herein by reference to Exhibit 10.21 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.19
File Amendment to Amended and Restated Credit Agreement, dated as of January 18, 2006 among Crocs, Inc., Crocs Retail, Inc., Western Brands Holding Company, Inc. and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.26 to Crocs, Inc.'s Registration Statement on Form S-1/A [Amendment No. 4], filed on January 19, 2006 (File No. 333-127526)).
10.20*
Offer Letter between Peter Case and the Registrant dated as of February 2, 2006 (Incorporated herein by reference to Exhibit 10.27 to Crocs, Inc.'s Registration Statement on Form S-1/A [Amendment No. 5], filed on February 6, 2006 (File No. 333-127526)).
10.21*
Nonstatutory Stock Option Agreement between the Registrant and Raymond D. Croghan dated September 1, 2004 (Incorporated herein by reference to Exhibit 99.9 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).
10.22*
Nonstatutory Stock Option Agreement between the Registrant and Michael E. Marks dated September 1, 2004 (Incorporated herein by reference to Exhibit 99.10 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).
10.23*
Nonstatutory Stock Option Agreement between the Registrant and Ronald R. Snyder dated September 1, 2004 (Incorporated herein by reference to Exhibit 99.12 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).
10.24*	2006 Executive Incentive Bonus Plan (Incorporated herein by reference to Exhibit 10.38 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on August 14, 2006 (File No. 000-51754)).
10.25*	Board of Directors Compensation Plan (Incorporated herein by reference to Exhibit 10.39 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 13, 2006 (File No. 000.51754)).
10.26
Membership Interest Purchase Agreement among Crocs, Inc. and the Members of Jibbitz, LLC, dated September 13, 2006 (Incorporated herein by reference to Exhibit 10.40 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 13, 2006 (File No. 000-51754)).

10.27*	2008 Cash Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 12, 2007 (File No. 000-51754)).
10.28*	2007 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 12, 2007 (File No. 000-51754)).
10.29*
Form of Incentive Stock Option Agreement under the 2007 Plan (Incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 14, 2007 (File No. 000-51754)).
10.30*
Form of Non-Statutory Stock Option Agreement under the 2007 Plan (Incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 14, 2007 (File No. 000-51754)).
10.31*
Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under the 2007 Plan (Incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 14, 2007 (File No. 000-51754)).
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

††
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 29, 2008.

CROCS, INC. a Delaware Corporation
By:	/s/ RONALD R. SNYDER Name: Ronald R. Snyder Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 29, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RONALD R. SNYDER Ronald R. Snyder	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ RUSSELL C. HAMMER Russell C. Hammer	Senior Vice President of Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ RAYMOND D. CROGHAN Raymond D. Croghan	Director
Ronald L. Frasch	Director
/s/ MARIE HOLMAN-RAO Marie Holman-Rao	Director
/s/ MICHAEL E. MARKS Michael E. Marks	Director
/s/ RICHARD L. SHARP Richard L. Sharp	Chairman of the Board
/s/ THOMAS J. SMACH Thomas J. Smach	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

        We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crocs, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions on January 1, 2007 in accordance with the Financial Accounting Standards Board's Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and for share-based payments on January 1, 2006 in accordance with the Statement of Financial Accounting Standard No. 123(R), Share-Based Payments.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 29, 2008

CROCS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$36,335	$42,656
Restricted cash	300	2,890
Short-term investments	—	22,325
Accounts receivable, less allowance for doubtful accounts of $3,795 and $1,690, respectively	152,919	65,588
Inventories	248,391	86,210
Deferred tax assets—net	12,140	3,690
Prepaid income taxes	—	4,715
Prepaid expenses and other current assets	17,865	9,617

Total current assets	467,950	237,691
Property and equipment—net	88,184	34,849
Restricted cash	1,014	—
Goodwill	23,759	11,552
Intangible assets—net	31,634	12,210
Deferred tax assets—net	8,051	1,280
Other assets	6,833	1,875

Total Assets	$627,425	$299,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,979	$43,794
Accrued expenses and other current liabilities	57,246	31,109
Deferred tax liabilities	265	—
Income taxes payable	19,851	12,465
Notes payable and current installments of long-term debt	7,107	541

Total current liabilities	167,448	87,909
Long-term debt, less current installments of long-term debt	9	116
Deferred tax liabilities—net	1,858	1,688
Other liabilities	13,997	1,486

Total liabilities	183,312	91,199

Commitments and contingencies (Notes 3, 14 and 15)
Stockholders' equity:
Common shares, par value $0.001 per share; 250,000,000 authorized, 82,722,426 and 82,198,426 shares issued and outstanding in 2007 and 78,681,418 issued and outstanding in 2006	83	79
Treasury Stock, 524,000 shares, at cost	(25,022)	—
Additional paid-in capital	211,936	131,794
Deferred compensation	(2,402)	(5,702)
Retained earnings	249,309	81,081
Accumulated other comprehensive income	10,209	1,006

Total stockholders' equity	444,113	208,258

Total Liabilities and Stockholders' Equity	$627,425	$299,457

See notes to consolidated financial statements.

CROCS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

CROCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues	$847,350	$354,728	$108,581
Cost of sales	349,701	154,158	47,773

Gross profit	497,649	200,570	60,808
Selling, general and administrative expenses	259,882	105,224	33,916

Income from operations	237,767	95,346	26,892
Interest expense	438	567	611
Other (income)—net	(2,997)	(1,847)	(8)

Income before income taxes	240,326	96,626	26,289
Income tax expense	72,098	32,209	9,317

Net income	168,228	64,417	16,972
Dividends on redeemable convertible preferred shares	—	33	275

Net income attributable to common stockholders	$168,228	$64,384	$16,697

Income per common share:
Basic	$2.08	$0.87	$0.26

Diluted	$2.00	$0.81	$0.26

Weighted average common shares:
Basic	80,759,077	74,598,400	50,987,154

Diluted	84,194,883	80,170,512	67,140,000

See notes to consolidated financial statements.

CROCS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(In Thousands)

	Members' Interest			Common Stock		Treasury Stock
								Additional Paid in Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accummulated Other Comprehensive Income	Total Stock Holders Equity (Deficit)	Comprehensive Income (Loss)
	Class A	Class B	Total	Shares	Amount	Shares	Amount
BALANCE—December 31, 2004	$14	$1,905	$1,919	—	$—	—	$—	$—	$(2,358)	$(3,672)	$520	$(3,591)
Conversion to C corporation	(14)	(1,905)	(1,919)	33,492	34	—	—	(1,787)	—	3,672	—	—
Deferred stock compensation	—	—	—	—	—	—	—	14,516	(14,516)	—	—	—
Amortization of stock compensation	—	—	—	—	—	—	—	320	4,437	—	—	4,757
Forfeitures	—	—	—	—	—	—	—	(73)	73	—	—	—
Excess tax benefit on share-based compensation	—	—	—	1,406	—	—	—	983	—	—	—	983
Accrued preferred dividend	—	—	—	—	—	—	—	—	—	(275)	—	(275)
Net income	—	—	—	—	—	—	—	—	—	16,972	—	16,972	$16,972
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	68	68	68

Total comprehensive income													$17,040

BALANCE—December 31, 2005	$—	$—	$—	34,898	$34	—	$—	$13,959	$(12,364)	$16,697	$588	$18,914
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	—	9,900	10	—	—	94,445	—	—	—	94,455
Conversion of redeemable convertible preferred shares to common shares	—	—	—	31,726	32	—	—	7,268	—	—	—	7,300
Adjustment for adoption of SFAS 123R (note 5)	—	—	—	—	—	—	—	(1,442)	1,442	—	—	—
Amortization of stock compensation	—	—	—	—	—	—	—	6,233	4,022	—	—	10,255
Exercises of stock options and vesting of share-based awards	—	—	—	2,158	3	—	—	2,281	—	—	—	2,284
Forfeitures	—	—	—	—	—	—	—	(1,198)	1,198	—	—	—
Excess tax benefit on share-based compensation	—	—	—	—	—	—	—	10,248	—	—	—	10,248
Accrued preferred dividend	—	—	—	—	—	—	—	—	—	(33)	—	(33)
Net income	—	—	—	—	—	—	—	—	—	64,417	—	64,417	$64,417
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	418	418	418

Total comprehensive income													$64,835

BALANCE—December 31, 2006	$—	$—	$—	78,682	$79	—	$—	$131,794	$(5,702)	$81,081	$1,006	$208,258
Amortization of stock compensation	—	—	—	—	—	—	—	18,578	3,105	—	—	21,683
Excess tax benefit stock based compensation	—	—	—	—	—	—	—	43,216	—	—	—	43,216
Exercises of stock options and vesting of share-based awards	—	—	—	4,040	4	—	—	18,543	—	—	—	18,547
Forfeitures	—	—	—	—	—	—	—	(195)	195	—	—	—
Treasury Stock	—	—	—	(524)	—	524	(25,022)	—	—	—	—	(25,022)
Net income	—	—	—	—	—	—	—	—	—	168,228	—	168,228	$168,228
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	9,203	9,203	9,203

Total comprehensive income													$177,431

BALANCE—December 31, 2007	$—	$—	$—	82,198	$83	524	$(25,022)	$211,936	$(2,402)	$249,309	$10,209	$444,113

CROCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$168,228	$64,417	$16,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,949	8,053	3,334
Loss (gain) on disposal of fixed assets	199	137	(7)
Foreign exchange gains	(8,583)	—	—
Deferred tax benefit	(14,866)	(2,037)	(3,090)
Share based compensation	21,683	10,255	4,757
Excess tax benefit on share-based compensation	(43,216)	(10,248)	983
Changes in operating assets and liabilities—net of effect of acquired businesses:
Accounts receivable-net	(79,277)	(43,983)	(14,700)
Inventories	(151,590)	(54,960)	(26,035)
Prepaid expenses and other assets	(10,912)	(13,049)	(3,472)
Accounts payable	27,149	19,959	17,711
Accrued expenses and other liabilities	79,174	33,799	14,049

Cash provided by operating activities	8,938	12,343	10,502

Cash flows from investing activities:
Purchases of short-term investments	(64,880)	(52,600)	—
Sales of short-term investments	87,205	30,275	—
Cash paid for purchases of property and equipment	(57,379)	(23,828)	(11,531)
Proceeds from disposal of property and equipment	—	155	—
Cash paid for intangible assets	(16,525)	(5,216)	—
Restricted cash	1,753	(2,890)	—
Acquisition of non-competition agreement	—	—	(636)
Acquisition of businesses, net of cash acquired	(12,391)	(15,399)	—

Cash used in investing activities	(62,217)	(69,503)	(12,167)

Cash flows from financing activities:
Proceeds from note payable, net	7,000	1,808	6,949
Proceeds from long-term debt	—	—	2,009
Payments on long-term debt	(541)	(14,072)	(158)
Proceeds from initial public offering, net of offering costs	—	94,454	—
Distribution payment to members	—	—	(3,000)
Payment of preferred dividends	—	(171)	(275)
Excess tax benefit on share-based compensation	43,216	10,248	—
Exercise of stock options	18,547	2,284	—
Purchase of Treasury Stock	(25,022)	—	—
Repurchase of members' investments	—	—	—
Proceeds from equity issuances	—	—	—
Payments on member loan	—	—	—

Cash provided by financing activities	43,200	94,551	5,525

Effect of exchange rate changes on cash	3,758	478	(127)

Net (decrease) increase in cash and cash equivalents	(6,321)	37,869	3,733
Cash and cash equivalents—beginning of year	42,656	4,787	1,054

Cash and cash equivalents—end of year	$36,335	$42,656	$4,787

Supplemental disclosure of cash flow information—cash paid during the year for:
Interest	$44	$353	$252

Income taxes	$19,991	$24,789	$2,510

Supplemental disclosure of non-cash, investing, and financing activities:
In conjunction with the acquisitions made, liabilities were assumed as follows:
Fair value of assets acquired	$7,074	$21,566	$—
Cash paid	5,093	15,399	—

Liabilities assumed	$1,981	$6,167	$—

Accrued purchase price related to acquisitions	3,429	2,890	—

Accrued preferred stock dividends	—	$—	$161

Assets acquired under capitalized leases	—	$282	$307

Accrued purchases of property and equipment and intangibles	$11,165	$1,011	$836

See notes to consolidated financial statements.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY

        Crocs, Inc. and its subsidiaries (collectively, the "Company") are engaged in the design, development, and manufacturing of consumer products from specialty resins. The Company was organized as a limited liability company in Colorado in 1999 under the name of Western Brands, LLC. In January 2005, the Company changed its name to Crocs, Inc. and converted to a Colorado corporation. The Company reincorporated in Delaware in June 2005.

        The Company's wholly owned subsidiary, Crocs Canada, Inc. ("Crocs Canada"), formerly Foam Creations, Inc., formerly Finproject N.A. Inc., located in Quebec, Canada, has designed, developed, and manufactured consumer products from specialty resins since 1995. In 2000, Crocs Canada completed the formulation of, and began manufacturing, a footwear model made from the proprietary closed-cell resin the Company currently uses in its footwear product line, which it refers to as Croslite. In 2002, the Company established a business relationship with Crocs Canada to distribute footwear in the U.S. In October 2002, the Company modified and improved the design of this shoe and began marketing and distributing it under the Crocs brand in the U.S. In June 2004, Crocs, Inc. acquired Crocs Canada, including its manufacturing operations, product lines and rights to the trade secrets for Croslite.

        In October 2006, the Company acquired Fury Hockey Inc., formerly 55 Hockey Products Inc. ("Fury"), and EXO Italia ("EXO") as part of the Company's effort to expand into new markets and expand the Company's internal design capabilities. Fury, produces and distributes hockey, soccer and lacrosse equipment for adults and children. EXO, headquartered in Padova, Italy, designs and develops EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry. Since 1993, EXO has worked with several leading branded consumer companies to produce high quality EVA based footwear for the global marketplace.

        In December 2006, the Company acquired Jibbitz, LLC ("Jibbitz"), a unique accessory brand with colorful snap-on charms specifically suited for Crocs footwear. Today over 1,600 Jibbitz designs are available to consumers for personalizing and customizing their Crocs footwear through over 12,000 customer locations worldwide.

        In January 2007, the Company acquired substantially all of the assets of Ocean Minded, LLC ("Ocean Minded"). Ocean Minded is a designer and manufacturer of high quality leather and EVA based sandals primarily for the beach, adventure and action sports markets. Ocean Minded utilizes recycled and recyclable materials whenever possible and is well known in the action sports industry as a leading advocate for environmental awareness and responsibility.

        In July 2007, the Company acquired all of the assets of Bite, LLC ("Bite"), an adventure driven designer and manufacturer of comfortable and supportive performance shoes and sports sandals sold worldwide in five categories, including, golf, adventure, healthy lifestyle, travel and watersports. Bite shoes are designed to provide comfort when participating in activities such as golfing, running, hiking, fishing, going to the beach and everyday casual wear. Bite produces some of the lightest golf shoes in the market, golf sandals and will be introducing the Ace, the first Crocs golf shoe made of Croslite material in order to fuse comfort and sport.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Consolidation—The consolidated financial statements include the accounts of Crocs, Inc. and all of its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements include the accounts of the Company and all entities that are

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

wholly-owned by the Company, variable interest entities for which the Company is the primary beneficiary, and entities that are not variable interest entities but are voting-controlled subsidiaries of the Company.

        Management Estimates—Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, net sales and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Significant areas requiring the use of management estimates relate to the allowance for doubtful accounts, returns and discounts, impairment assessments and charges, deferred taxes, uncertain tax positions, share-based compensation expense, fair value of acquired intangibles, assessment of lower of cost or market on inventory, and useful lives assigned to long-lived assets. Actual results could differ from these estimates and the differences could be material.

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

        The Company relies on both internal and external manufacturers for its products. Establishing a replacement source for the Company's product offerings could require significant additional time and expense.

        Variable Interest Entities—Under Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), once an entity is determined to be a variable interest entity, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. In connection with the acquisition of Crocs Canada in 2004 the Company has an interest in Les Plastiques Fintech Inc. ("Fintech") in which the Company is the primary beneficiary under FIN 46R. Fintech is a joint venture with the President of Crocs Canada, in which the Company holds a 50% interest. Fintech carries out research and development for Crocs and produces the raw materials for the Company's products. At December 2007 and 2006, this entity was consolidated and the effect on the Company's financial statements is immaterial.

        Fair Value of Financial Instruments—The carrying value of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company, with similar terms, the carrying values of the capital lease obligations and the line of credit approximate their fair values. The fair values of the Company's investments are determined using quoted market prices for those securities.

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

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Restricted Cash—Restricted cash represents cash commitments related to building and lease deposits. The classification of restricted cash on the consolidated balance sheet as current or noncurrent is dependent on the duration of the restriction and the purpose for which the restriction exists.

        Investments—The Company accounts for investments in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The Company invests in certain investments, which consist primarily of short to intermediate-term fixed income securities issued by U.S. government agencies and municipalities. The Company also invests in certain auction rate debt securities that have been classified as short-term investments in the accompanying balance sheets. All investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders' equity. The specific-identification method is used to determine the cost of all investments and the basis by which amounts are reclassified from accumulated other comprehensive income into earnings. There were no unrealized gains or losses recorded as of December 31, 2007. See Note 7 for further discussion.

        Accounts Receivable—Accounts receivable represents amounts due from customers. Accounts receivable is recorded at invoiced amounts, net of reserves and allowances, and does not bear interest. The Company uses its best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting the Company customer base, significant one-time events and historical write-off experience. Specific provisions are recorded for individual receivables when the Company becomes aware of a customer's inability to meet its financial obligations.

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

        Property and Equipment—Depreciation of machinery and equipment is computed using the straight-line method based on estimated useful lives ranging from three to seven years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. See Note 9 for further discussion.

        Impairment of Long-Lived Assets—In accordance with SFAS 144, the Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. There were no impairments recorded during 2007 or 2006.

        Goodwill—In accordance with SFAS 142, goodwill represents the excess purchase price paid over the fair value of assets acquired and liabilities assumed in the acquisitions. The Company assesses goodwill for impairment annually on the last day of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of goodwill exceeds its

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

implied fair value, the Company records an impairment loss equal to the difference. There was no impairment of goodwill at December 31, 2007 or 2006. See Note 4 for further discussion.

        Intangible Assets Finite-Lived—SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142") requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144"). The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from five to 10 years. Intangible assets are comprised of capitalized software, core technology, customer relationships, a non-competition agreement entered into in connection with the acquisition of assets in Mexico, and capitalized costs related to pending patents that the Company is pursuing related to its technology. Patents are amortized on approval of the patent registration application over their estimated useful lives. See Note 4 for further discussion.

        Capitalized Software—The Company capitalizes certain internal and external software acquisition and development costs that benefit future years in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. For software developed for internal use, the Company expenses the costs of developing computer software until the software has reached the application development stage and then capitalizes all costs incurred from that time until the software has been installed at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based on completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including but not limited to, estimated economic life and changes in software and hardware technology. The Company also contracts with third parties to help develop or test internal use software and generally capitalizes these costs. Internal-use capitalized software costs are amortized over their expected useful life, which is generally seven years. See Note 4 for further discussion.

        Earnings per Share—Basic earnings per common share ("EPS") is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from diluted EPS.

        On May 2, 2007, the Board of Directors of the Company declared a two-for-one stock split of the Company's common stock, which was effected in the form of a 100% common stock dividend distributed on June 14, 2007 to shareholders of record on May 31, 2007. All references to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the two-for-one stock split.

        In January 2005, in connection with the change from a limited liability company to a corporation, the Company converted the Class A and B units into common stock on a one for one basis. On January 10, 2006, the Board of Directors approved a 233.62-for-1 stock split of the Company's common stock and preferred stock. All 2005 share and per share amounts related to common stock, preferred stock and stock options included in the accompanying financial statements and footnotes have been restated to reflect the stock splits. See Note 6 for further discussion.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recognition of Revenues—Revenues are recognized when the customer takes title and assumes risk of loss, collection of related receivables is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized as a reduction of the related revenue when it is recorded.

        Shipping and Handling Costs—Shipping and handling costs are expensed as incurred and included in cost of sales.

        Share-Based Compensation—The Company issues restricted stock and stock option grants to employees and non-employees with vesting schedules of varying lengths. Typically, these grants range from immediate vesting to vesting periods of up to four years. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which establishes accounting guidelines for share-based awards exchanged for employee services, using the prospective method for option grants and restricted stock issued prior to August 15, 2005, the date which the Company filed its initial Registration Statement on Form S-1, and the modified prospective method for option grants issued after August 15, 2005. The Company was required to adopt the prospective method for grants prior to August 15, 2005 as the Company had elected to value employee grants using the minimum value method under SFAS No. 123, Accounting for Share-based Compensation ("SFAS 123"). For option grants and restricted stock accounted for under the prospective method, the Company will continue to account for the grants under the intrinsic value-based method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25"), and the related interpretations in accounting for employee stock options. Therefore, the Company does not record any compensation expense for stock options granted to employees, prior to August 15, 2005, if the exercise price equaled the fair market value of the stock option on the date of grant, and the exercise price, number of shares eligible for issuance under the options and vesting periods were fixed.

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

        Advertising—Advertising costs are expensed as incurred and production costs are generally expensed when the advertising is first run. Advertising expenses were $5.5 million, $1.2 million, and $0.5 million for the years ended December 31, 2007, 2006, and 2005, respectively and are included in selling, general, and administrative expenses.

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses amounted to $5.3 million, $1.8 million, and $0.5 million for the years ended December 31, 2007, 2006, and 2005, respectively and are included in selling, general, and administrative expenses.

        Foreign Currency Translation and Foreign Currency Transactions—The U.S. dollar is the Company's reporting currency. Assets and liabilities of foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the applicable period. Adjustments resulting from

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity. Gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in selling, general and administrative expense in the period in which they occur.

        Net realized gains and losses on foreign currency transactions was a $1.5 million gain for the year ended December 31, 2007, a $747,000 loss for the year ended December 31, 2006 and was immaterial for the year ended December 31, 2005. Net unrealized gains for foreign currency transactions was $8.6 million for 2007 and immaterial for the years ended December 31, 2006, and 2005.

        Derivative Foreign Currency Contracts—The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates. During the year ended December 31, 2007, the Company used derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific assets and liabilities on the balance sheet, specific firm commitments or forecasted transactions. The Company has entered into forward exchange contracts to hedge certain portions of future cash flows denominated in foreign currencies. These contracts were not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The futures contracts were marked to market and gains and losses were recognized in earnings. The net realized gains and losses for these contracts were not material for the years ended December 31, 2007, 2006 and 2005. The Company has no other unsettled derivative contracts as of December 31, 2007.

        Income Taxes—The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The Company provides for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. Prior to the Company's conversion to a C corporation on January 4, 2005, the Company was not a taxpaying entity for U.S. federal and state income tax purposes.

        In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The adoption of FIN 48 did not have a material impact on the Company's condensed consolidated balance sheet, statement of operations or cash flows. See Note 13 for further details.

        Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for the first annual or interim reporting period beginning after November 15, 2007. The Company will adopt SFAS 157 effective

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

January 1, 2008. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2008. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 1411(R)"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on its consolidated financial position, results of operations and cash flows and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 ("SFAS 160") which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for the fiscal year beginning January 1, 2009. The Company is currently evaluating the impact this new standard will have on its consolidated financial position, results of operations and cash flows, and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

3. ACQUISITIONS

        On January 31, 2007, the Company acquired substantially all of the assets of Ocean Minded for $1.75 million in cash, plus a potential earn-out of up to $3.75 million based on Ocean Minded achieving certain earnings targets over a three year period. The Company recorded $600,000 in customer relationships and other identifiable intangible assets and $953,000 in goodwill on the date of acquisition for Ocean Minded.

        On June 26, 2007, the Company amended the membership interest purchase agreement ("Purchase Agreement") with Jibbitz to amend the terms of the potential earn-out consideration included in the Purchase Agreement. The amendment removed the earnings targets for payment of the earn-out with $3.5 million payable on the effective date of the amended Purchase Agreement and the remaining $6.5 million payable in equal monthly installments of $500,000 due on the first business day for the following thirteen months. The Company recorded the additional $9.77 million, net of discounting on future payments, to goodwill in the second quarter of 2007 as an additional cost of the acquisition.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        On July 27, 2007, the Company acquired all of the assets of Bite for $1.75 million in cash and the assumption of $1.3 million in debt, plus a potential earn out of up to $1.75 million based on Bite achieving certain earnings targets over a three year period. The Company recorded $512,000 in customer relationships and other identifiable intangible assets and $530,000 in goodwill on the date of acquisition for Bite.

  Pro Forma Financial Information (Unaudited)

        The following table summarizes supplemental statement of operations information for the years ended December 31, 2007 and 2006 on a pro forma basis as if all acquisitions had occurred on January 1, 2007 and 2006. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented.

	December 31,
	2007	2006
	(in thousands, except per share data)
Net sales	$851,344	$380,456
Gross profit	499,292	213,666
Income from operations	237,970	100,007
Net income	168,637	66,620
Net income per common share:
Basic	$2.09	$0.89
Diluted	$2.00	$0.83

4. GOODWILL AND INTANGIBLE ASSETS

        The following table summarizes the activity in the Company's goodwill account during the years ended December 31, 2007 and 2006 (in thousands):

Balance at January 1, 2006	$336
Jibbitz acquisition	8,164
Other acquisitions	3,052

Balance at December 31, 2006	11,552
Bite acquisition	530
Ocean Minded acquisition	953
Jibbitz earn out	10,191
Foreign currency translation adjustment	533

Balance at December 31, 2007	$23,759

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table summarizes the Company's identifiable intangible assets as of December 31, 2007 and 2006 (in thousands):

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived assets:
Patents	$4,344	$201	$4,143	$1,441	$12	$1,429
Customer relationships	5,437	2,437	3,000	3,547	657	2,889
Core technology	4,931	3,455	1,476	4,154	2,082	2,073
Non-competition agreement	636	339	297	636	212	424
Capitalized software	24,177	1,612	22,565	5,516	274	5,242

Total finite lived assets	$39,525	$8,044	$31,481	$15,294	$3,237	$12,057

Indefinite lived intangible assets:
Jibbitz trade name	$153	—	$153	$153	—	$153

Total intangible assets	$39,678	$8,044	$31,634	$15,447	$3,237	$12,210

        Certain software held under a capital lease in the amount of $642,000 at December 31, 2007 is classified as capitalized software and amortized using the straight-line method over the lease term. Amortization of capitalized software under capitalized leases is included in amortization expense.

        Intangible assets that are determined to have finite lives are amortized over their useful lives on a straight-line basis for patents, core technology, non-competition agreement and capitalized software. Customer relationships are amortized on a straight-line basis or an accelerated basis. Amortization expense of intangible assets with finite lives, which is included in selling, general and administrative expense, was $4.1 million, $1.6 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. For amortizable intangible assets denominated in a foreign currency, the Company translates the ending asset and accumulated amortization at the balance sheet rate and records amortization expense using the weighted average rate of exchange for the applicable period. A difference between the recorded amortization expense and the change in accumulated amortization exists, and should not be amortized. Below are the weighted average amortization period by major intangible asset class for the Company as of December 31, 2007.

Intangible Asset Class	Weighted Average Amortization Period
Patents	10 years
Customer Relationships	5.7 years
Core Technology	5.0 years
Non-competition Agreement	5.0 years
Capitalized Software	7.0 years

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future annual amortization of intangible assets is as follows (in thousands):

Fiscal years ending December 31,	Amortization
2008	$5,560
2009	5,159
2010	4,504
2011	4,236
2012	4,010
Thereafter	8,012

Total	$31,481

5.    EQUITY

        On November 1, 2007, the Company's board of directors approved an authorization to repurchase up to one million shares of its common stock. Share repurchases under this authorization may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase authorization does not have an expiration date and does not obligate the Company to acquire any particular amount of shares of its common stock. The repurchase authorization may be modified, suspended or discontinued at any time. On November 7, 2007, the Company repurchased approximately 524,000 shares for a total of approximately $25.0 million.

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

        On February 13, 2006, the Company issued 9,900,000 shares of common stock on the closing of its initial public offering for $94.5 million, net of underwriting discounts and commissions and related offering costs of $2.5 million. In connection with the completion of the offering, the Company's redeemable common and preferred stock were converted into common shares and those balances were reclassified to permanent equity.

  Share-Based Compensation

        Under the modified prospective method, compensation expense recognized in the year ended December 31, 2007, includes: (i) compensation expense of all share-based payments granted after August 15, 2005 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and (ii) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been retrospectively adjusted. The Company records compensation expense related to non-employees under the provisions of SFAS 123R and Emerging Issues Task Force EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    EQUITY (Continued)

("EITF 96-18"), and recognizes compensation expense over the vesting periods of such awards. Total pre-tax share-based compensation expense recognized was $21.7 million, $10.3 million, and $4.8 million for the years ended December 31, 2007, 2006, and 2005 with associated tax benefits of approximately $6.4 million, and $3.8 million and $1.8 million, respectively. Capitalization of the stock based compensation into inventory and intangibles as part of the overhead allocation was $3.3 million and $160,000 respectively for 2007. The amounts capitalized in 2006 were not material. The cumulative effect of applying the modified prospective method was to reduce deferred compensation by $1.4 million and the effect on the statement of operations was immaterial. The effect of applying SFAS 123R was to reduce pre-tax income by $5.4 million for the year ended December 31, 2006.

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

        The Company has computed the fair value of options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rate, volatility, expected dividend yield rate, and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. For options granted before August 15, 2005, expected volatility was not considered for employee grants as the Company was a non-public entity at the grant date of these options. For stock option grants issued after the filing of the Company's initial Registration Statement on Form S-1 on August 15, 2005, the minimum value method is no longer used and the Company used a volatility rate of 50% and began to include estimated forfeiture rates. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of comparable companies. The Company factored in expected retention rates combined with vesting periods to determine the average expected life. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant. Accordingly, the Company has computed the fair values of all options granted during the year ended December 31, 2007, 2006 and in 2005 subsequent to August 15, using the Black-Scholes option pricing model and the following weighted average assumptions:

	2007	2006	Period from August 15 to December 31 2005
Expected volatility	50%	50%	50%
Dividend yield	—	—	—
Risk-free interest rate	4.58%	4.71%	4.11%
Expected life (in years)	5	5	5

        Because the Company applied the minimum value method of valuing employee stock options prior to becoming a public company, as allowed by SFAS 123, the Company is precluded from presenting pro forma historical statement of operations information under SFAS 123R.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    EQUITY (Continued)

  Stock Option Activity

        The following summarizes stock option transactions for the year ended December 31, 2007:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	9,085,436	$7.96	7.9
Granted	2,895,800	31.68
Exercised	(3,246,230)	5.71
Forfeited or expired	(442,509)	14.53

Outstanding at December 31, 2007	8,292,497	$16.76	7.8	$176,911

Exercisable at December 31, 2007	4,325,554	$8.54	7.8	$122,287

Vested at December 31, 2007	1,239,850	$7.00	6.5	$36,949

Vested and expected to vest at December 31, 2007	6,811,787	$16.72	7.8	$145,615

        Options awarded under the Company's 2005 Equity Incentive Plan (the "Plan") prior to September 30, 2006 are exercisable immediately on the date of grant with the exception of 467,248 shares granted to members of the Board of Directors. In order to preserve the vesting provisions of the immediately exercisable options, the options that are exercised early are subject to a repurchase right by the Company at the lower of exercise price or fair market value of the underlying stock at the date of repurchase. This repurchase right expires on vesting of the underlying option. Immediately exercisable stock options outstanding under the Plan were 3,830,397 at December 31, 2007 of which 744,693 are fully vested and no longer subject to the repurchase right. Options awarded after October 1, 2006 are exercisable as they vest. To date, no options have been exercised early.

        The weighted average fair value of options granted during the years ended December 31, 2007 and 2006 and the period August 15, 2005 through December 31, 2005 was approximately $15.83, $6.49 and $3.70, respectively.

        The aggregate intrinsic value of all options exercised during 2007 and 2006 was $113.7 million and $15.2 million respectively. No options were exercised in 2005. Cash received and the income tax benefit from stock option exercises for fiscal year 2007 was $18.5 million and $5.4 million, respectively. The total grant date fair value of stock options vested during 2007, 2006, and 2005 was $19.2 million, $8.5 million, and $1.4 million respectively.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    EQUITY (Continued)

        The status of total stock options outstanding at December 31, 2007 was as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Fair Value Determination
$0.51 - 1.69	1,405,099	5.0	$1.14	986,871	$1.36	Black-Scholes
$2.85 - 10.50	2,139,208	7.7	7.98	2,051,596	8.14	Black-Scholes
$13.00 - 16.99	1,427,916	8.2	14.43	1,190,252	14.19	Black-Scholes
$19.61 - 22.92	1,547,074	8.5	22.19	96,835	20.69	Black-Scholes
$23.93 - 47.88	1,428,100	9.0	32.13	—	—	Black-Scholes
$56.13 - 59.98	345,100	9.6	56.63	—	—	Black-Scholes

	8,292,497	7.8	$16.76	4,325,554	$8.54

        As of December 31, 2007, the Company issued unvested options to purchase 7.1 million shares of the Company's common stock with a weighted average grant date fair value of $9.58. As of December 31, 2007, the Company had $67.4 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the weighted average period of 3.97 years.

  Non-vested Stock Awards

        The following summarizes restricted stock transactions for the year ended December 31, 2007:

Non-vested	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	882,196	$1.68
Granted	—	—
Vested	(794,638)	1.54
Forfeited or expired	—	—

Outstanding at December 31, 2007	87,558	$2.96

        At December 31, 2007, the Company had $259,000 of total unrecognized share-based compensation expense related to non-vested stock awards. The non-vested stock awards are expected to be amortized over the weighted average period of 0.4 years.

6.    EARNINGS PER SHARE

        In April 2005, the Company amended its articles of incorporation to allow the holders of its redeemable preferred stock to participate in dividends paid on the Company's common stock. Under the amended articles, if the Company were to pay a dividend on any share of common stock, the Company must pay a dividend on all outstanding shares of its redeemable preferred stock on an as if converted basis in a per share amount equal to the amount paid on each share of common stock. In accordance with Emerging Issues Task Force No. 03-6, "Participating Securities and the Two Class Method Under SFAS 128," the Company has presented basic and diluted earnings per share for

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    EARNINGS PER SHARE (Continued)

common shares using the two class method for the year ended December 31, 2005 (in thousands, except share and per share data). For purposes of computing income (loss) per common share, the Company has reflected the conversion of the membership interests into units, and the subsequent conversion of units into shares of the Company's stock.

        Basic income per common share ("EPS") is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from diluted EPS.

	December 31,
	2007	2006	2005
	(in thousands, except share and per share data)
Reconciliation of net income attributable to common stockholders for basic computation:
Net income attributable to common stockholders	$168,228	$64,384	$16,697
Less: Undistributed net income allocated to redeemable convertible preferred stockholders	—	—	(3,736)

Undistributed net income allocated to common stockholders	$168,228	$64,384	$12,961

Reconciliation of net income for dilutive computation:
Net income attributable to common stockholders	$168,228	$64,384	$16,697
Preferred dividend	—	33	275

Net income for dilutive computation	$168,228	$64,417	$16,972

Basic income per common share:
Weighted average common shares outstanding	80,759,077	74,598,400	50,987,154

Basic income per common share	$2.08	$0.87	$0.26

Diluted income per common share:
Weighted average common shares outstanding	80,759,077	74,598,400	50,987,154
Dilutive effect of preferred stock	—	1,592,652	14,904,984
Dilutive effect of stock options	3,144,607	2,998,156	440,068
Dilutive effect of unvested stock	291,199	981,304	807,794

Weighted average diluted common shares outstanding	84,194,883	80,170,512	67,140,000

Diluted income per common share	$2.00	$0.81	$0.26

        For the year ended December 31, 2007 there were options outstanding to purchase 906,700 shares of the Company's common stock with a weighted-average exercise price per share of $48.35, which could potentially dilute basic earnings per share in the future, but which were not included in diluted

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    EARNINGS PER SHARE (Continued)

earnings per share as their effect was anti-dilutive. There were no anti-dilutive securities in the year ended December 31, 2005. The following table summarizes the anti-dilutive securities:

	December 31,
	2007	2006
Anti-dilutive effect:
Preferred stock	—	—
Stock options	906,700	654,350
Unvested stock	—	—

	906,700	654,350

7.    SHORT-TERM INVESTMENTS

        At December 31, 2006, the Company's short-term investments consisted exclusively of auction rate securities. The Company did not hold any short-term investments at December 31, 2007. Auction rate securities are variable rate bonds of States and joint municipal agencies tied to short-term interest rates with maturities on the face of the underlying securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28, or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based on the interest rate determined during the prior auction. The Company records such securities as short-term investments based on the short-term nature and structure, the frequency with which the interest rate resets, and the ability to sell auction rate securities at par and at the Company's discretion with the intent of meeting the Company's short-term working capital requirements.

        Investments in auction rate securities are classified as available-for-sale and are reported at fair value in the Company's consolidated balance sheets. There were no unrealized gains or losses as of December 31, 2006.

8.    INVENTORIES

        Inventories by major classification are as follows (in thousands):

	December 31,
	2007	2006
Finished goods	$224,658	$78,938
Work-in-progress	3,346	445
Raw materials	20,387	6,827

	$248,391	$86,210

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    PROPERTY AND EQUIPMENT

        Property and equipment includes the following (in thousands):

	December 31,
	2007	2006
Machinery and equipment	$103,049	$40,195
Leasehold improvements	12,322	3,529

Subtotal	115,371	43,724
Less accumulated depreciation and amortization	(27,187)	(8,875)

	$88,184	$34,849

        Depreciation expense of $17.0 million, $6.2 million and $2.0 million was recorded for the years ended December 31, 2007, 2006 and 2005, respectively. As the Company translates the ending fixed assets and accumulated depreciation at the balance sheet rate and records depreciation expense using the weighted average rate of exchange for the applicable period, a difference between the recorded depreciation expense and the change in accumulated depreciation exists. Certain equipment held under capital leases in the amounts of $116,000 and $322,000 million at December 31, 2007 and 2006, respectively, are classified as equipment and amortized using the straight-line method over the lease term. Amortization of assets under capitalized leases is included in depreciation expense.

10. ACCRUED EXPENSES AND CURRENT OTHER LIABILITIES

        Accrued expenses and other liabilities include the following (in thousands):

	December 31,
	2007	2006
Accrued compensation and benefits	$22,416	$9,724
Professional services	5,625	2,866
Fulfillment and freight and duties	4,065	4,374
Sales/Use tax payable	2,573	2,300
Accrued purchase price related to Jibbitz	3,429	2,890
Other	19,138	8,955

	$57,246	$31,109

11. NOTES PAYABLE

        Notes Payable includes the following (in thousands):

	December 31,
	2007	2006
Westland note payable	—	122
Revolving credit facility	7,000	—

	$7,000	$122

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. NOTES PAYABLE (Continued)

        On May 14, 2007 the Company entered into a credit agreement with Union Bank of California, N.A. ("Revolving Credit Facility"). The Revolving Credit Facility, consists of a $15.0 million revolving loan facility, included within the Revolving Credit Facility is $10.0 million available for the issuance of letters of credit. On November 21, 2007, the Company amended the Revolving Credit Facility, increasing the available borrowing amount to $25.0 million.

        The Revolving Credit Facility matures on May 1, 2009 and may be extended in one year increments. Borrowings under the Revolving Credit Facility are unsecured and bear an interest rate based, at the option of the Company, on (i) a base rate defined as the higher of the Fed Funds rate less 0.50%, or the rate of interest most recently announced by the lender, or (ii) the Libor rate plus 0.875%. The Prime rate as of December 31, 2007 was 7.25% less 50 basis points.

        On January 4, 2008 the Company entered into a second amendment of the Revolving Credit Facility increasing the borrowing amount to $50.0 million. See Note 20 for details.

12. ALLOWANCES

        The changes in the Company's allowance for doubtful accounts and reserve for sales returns and allowances for the years ended December 31, 2007, 2006 and 2005, are as follows (in thousands):

	Balance at Beginning of Year	Charged to costs and expenses	Deductions and write-offs	Balance at End of Year
Year ended December 31, 2005:
Allowance for doubtful accounts	159	594	187	566
Reserve for sales returns and allowances	46	2,977	2,461	562
Year ended December 31, 2006:
Allowance for doubtful accounts	566	1,719	595	1,690
Reserve for sales returns and allowances	562	3,266	1,014	2,814
Year ended December 31, 2007:
Allowance for doubtful accounts	1,690	4,671	2,566	3,795
Reserve for sales returns and allowances	2,814	7,168	3,991	5,991

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES

        The provision for income taxes consisted of the following (in thousands):

	December 31,
	2007	2006	2005
Current—U.S. federal	$38,399	$20,196	$10,223
Current—U.S. state	3,646	1,009	1,451
Current—foreign	44,919	13,041	733

Total current income taxes	86,964	34,246	12,407

Deferred—U.S. federal	(5,269)	(1,741)	(2,779)
Deferred—U.S. state	(727)	(8)	(244)
Deferred—foreign	(8,870)	(288)	(67)

Total deferred income taxes	(14,866)	(2,037)	(3,090)

Total income tax expense	$72,098	$32,209	$9,317

        Pretax income is as follows (in thousands):

	December 31,
	2007	2006	2005
U.S.	$95,048	$52,429	$25,138
Foreign	145,278	44,197	1,151

Total	$240,326	$96,626	$26,289

        Reconciliations of the statutory federal income tax rate to the Company's actual rates based on income or loss before income tax are summarized as follows:

	December 31,
	2007	2006	2005
Consolidated pre tax book income	35.0%	35.0%	35.0%
Permanent items	0.3	—	—
State taxes	0.8	1.1	2.8
Deferred tax benefit from conversion to C Corporation	—	—	(3.0)
Foreign rate differential	(6.7)	(2.8)	(0.3)
Permanent portion of equity compensation	0.7	—	—
Other	(0.1)	—	0.9

	30.0%	33.3%	35.4%

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The Company's deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Current deferred tax assets:
Accrued expenses	$2,733	$1,487
Inventory	9,087	2,206

Total current deferred tax assets	$11,820	$3,693

Long-term deferred tax assets:
Accrued expenses	$158	$—
Stock compensation expense	2,439	2,643
Inventory	496	—
Long term accrued expenses	506	—
Net operating loss carryovers	1,349	—
Other	6,436	311

Total non-current deferred tax assets	$11,384	$2,954

Long-term deferred tax liabilities:
Property and equipment	$3,932	$2,343
Intangible assets	1,088	995
Other	116	27

Total non-current deferred tax liabilities	$5,136	$3,365

        On January 3, 2005, the Company converted from a limited liability company to a C corporation. For tax years beginning and subsequent to January 1, 2005, the Company is subject to corporate-level U.S. federal and state income taxes. The Company recognized an income tax benefit of $797,000 in 2005 related to the net deferred tax assets of the partnership existing as of December 31, 2004.

        At December 31, 2007, U.S. income taxes have not been provided on approximately $143.8 milion of unremitted earnings of subsidiaries operating outside of the U.S. These earnings, which are considered to be indefinitely reinvested, would become subject to U.S. income tax if they were remitted to the U.S. The amount of unrecognized deferred U.S. income tax liability on the unmerited earnings has not been determined because the hypothetical calculation is not practicable.

        The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's consolidated balance sheet, statement of operations or cash flows. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only positions that meet the more likely than not threshold are recognized for financial reporting purposes. As required by FIN 48, the Company has classified the amounts recorded for uncertain tax positions in the consolidated balance sheet as a long term liability to the extent that

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

payment or settlement is not anticipated within one year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$—
Additions based on tax positions for the current year	6,877
Additions for tax positions of prior years	4,838
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$11,715

        The unrecognized tax benefits of $11.7 million at December 31, 2007, if recognized, would reduce the Company's annual effective tax rate.

        Interest and penalties related to income tax liabilities are included in income tax expense. During 2007, the Company recorded approximately $500,000 of penalties and interest in income tax expense which resulted in a cumulative accrued balance of penalties and interest of $500,000.

        The Company's unrecognized benefits consist primarily of tax positions related to intercompany transfer pricing in multiple jurisdictions. The Company is currently negotiating with tax authorities to obtain rulings regarding its transfer pricing policies. The conclusion of these negotiations could result in an increase or decrease in the amount of unrecognized tax benefits during the next twelve months. The Company estimates the possible change to be immaterial or $0.

        As of December 31, 2007, the following tax years remain subject to examination for the major jurisdictions where the Company conducts business:

United States	2005 to 2007
Canada	2003 to 2007
Netherlands	2005 to 2007
Singapore	2004 to 2007

        State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to 2 years after formal notification to the states.

14. COMMITMENTS AND CONTINGENCIES

        The Company leases space for certain of its offices, warehouses, vehicles and equipment under leases expiring at various dates through 2026. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. These items are factored into the minimum lease payment and recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the balance sheet in accrued expenses. Rent expense was $26.0 million, $8.3 million, and $1.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        Minimum future annual rental commitments under non-cancelable operating leases for each of the five succeeding years as of December 31, 2007, are as follows (in thousands):

Fiscal years ending December 31,
2008	$19,025
2009	15,677
2010	11,395
2011	9,193
2012	7,040
Thereafter	8,293

Total	$70,623

        On July 26, 2005, the Company entered into an amended and restated four year supply agreement with Finproject S.P.A., the former majority owner of Crocs Canada, where the Company has the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain current customer dealings (including boot manufacturers). Based on the supply agreement, the Company has contractual purchase requirements to maintain exclusivity throughout the agreement. The pricing is to be agreed on each quarter and fluctuates based on order volume, currency fluctuations, and raw material prices.

        The Company indemnifies certain of its vendors and its directors and executive officers for specified claims. To date, the Company has not paid or been required to defend any indemnification claims, and accordingly, has not accrued any amounts for its indemnification obligations.

        The Company guarantees the payment of one of its third-party manufacturer in China for purchases of material for the manufacture of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $3.1 million). The Company evaluates the estimated loss for the guarantee under SFAS No. 5, Accounting for Contingencies ("SFAS 5"), as interpreted by FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. To date, the Company has not made any payments under the guarantee and as of December 31, 2007, has not recorded a liability related to the guarantee in its financial statements as the Company does not believe the potential obligation under this guarantee is material.

15. CAPITALIZED LEASE OBLIGATIONS

        The Company had capitalized lease obligations due on various dates through 2009 of $116,000 as of December 31, 2007. The interest rates range from 4.25% to 8.97% per annum. These lease

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CAPITALIZED LEASE OBLIGATIONS (Continued)

obligations are collateralized by the related assets with a net book value of $659,000 as of December 31, 2007.

	December 31,
	2007	2006
Capital lease obligations for equipment due on various dates through 2009 with interest rates ranging from 4.25% to 8.97% per annum	116	218
Capital lease obligations for capitalized software due on December 1, 2007 with an effective interest rate of 6.75% per annum	—	317

	—	535
Less current portion	107	419

Total long-term debt	9	116

        Maturities of capital lease obligations as of December 31, 2007, are as follows (in thousands):

2008	$110
2009	9

Total minimum lease payments	$119
Less—amount related to interest	3

Principal portion of future obligations	116
Less—current portion	107

$9

        The following table summarizes the assets recorded in intangible assets (Note 4) and property and equipment (Note 9) that are recorded as capital leases (in thousands):

	December 31,
Classes of property
	2007	2006
Capitalized software	$642	$642
Equipment	322	322
Less accumulated amortization/depreciation	(305)	(149)

	$659	$815

16. RELATED PARTIES

        The Company entered into the following related party transactions (in thousands):

	December 31,
	2007	2006	2005
Flextronics:
Rent Expense	$111	$159	$91
Crocs Hawaii (owned by a former director):
Sales	—	—	250

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RELATED PARTIES (Continued)

        In May 2005, the Company subleased an office building from Flextronics USA, Inc. Two of our directors, Messrs. Marks and Sharp, served as directors of Flextronics and Mr. Smach serves as Flextronics' Chief Financial Officer. The Company paid Flextronics $111,000, $159,000 and $91,000 for lease payments for the years ended December 31, 2007, 2006 and 2005, respectively. This lease expired on March 31, 2007 and was not renewed.

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

17. OPERATING SEGMENTS AND RELATED INFORMATION

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

        The Company's sales by product line are as follows (in thousands):

	December 31,
	2007	2006	2005
Footwear	$763,303	$342,437	$102,490
Other	84,047	12,291	6,091

	$847,350	$354,728	$108,581

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. OPERATING SEGMENTS AND RELATED INFORMATION (Continued)

        Geographic information about the U.S. and international territories is presented below, the Company has allocated revenues to the geographic locations based on the location of the customer (in thousands):

	December 31,
Revenue
	2007	2006	2005
United States	$439,586	$242,227	$100,475
Canada	41,113	21,779	2,214
Mexico	6,995	1,499	79

North America Total	487,694	265,505	102,768
Asia-Pacific	163,046	54,382	4,671
Europe	173,671	30,286	1,042
All other	22,939	4,555	100

	$847,350	$354,728	$108,581

Total for countries outside the United States	$407,764	$112,501	$8,106

	December 31,
Long-lived assets
	2007	2006
United States	$47,144	$36,146
Canada	14,111	13,636
Mexico	2,988	1,204

North America Total	64,243	50,986
Asia-Pacific	7,793	3,132
Europe	12,379	4,494
Other	3,769	—

	$88,184	$58,612

Total for countries outside the United States	$41,040	$22,466

        There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2007 and 2006. Revenues from one customer totaled approximately 12% of consolidated revenues during the year ended December 31, 2005.

18. LEGAL PROCEEDINGS

        On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles, Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. The utility and design patents asserted in the complaint were issued to Crocs on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. LEGAL PROCEEDINGS (Continued)

on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. A trial was held before the ALJ from September 2007. After post-trial briefing was completed, the ALJ has set a target date of April 11, 2008 for completion of the Investigation. The Company does not expect that the ultimate resolution of this matter to have a material adverse impact on its business.

        On April 3, 2006, Crocs filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles, Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10. The utility and design patents asserted in the complaint were issued to Crocs on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. This case has been administratively stayed pending resolution of the ITC proceeding above. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. Crocs has entered into a settlement agreement with Australia Unlimited, Inc., and on January 25, 2007, we filed a stipulation for dismissal of all claims and counterclaims. Crocs has entered into settlement agreements with D. Myers & Sons, Inc. pursuant to which the U.S. District Court entered a consent judgment against D. Myers & Sons, Inc on May 23, 2007. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

        Starting in November 2007, certain shareholders filed several purported shareholder class actions in the US District Court for the District of Colorado alleging violation of Sections 10(b) and 20(a) of the Exchange Act based on alleged statements made between July 27, 2007 and October 31, 2007. Plaintiffs seek compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorney's fees and costs of litigation. These actions were subsequently consolidated. The Court is currently considering motions for the appointment of lead plaintiff and lead counsel. After the Court appoints lead plaintiff and lead counsel, an amended consolidated complaint will be filed. Thereafter, Crocs will respond. Crocs believes that the lawsuit lacks merit and intends to vigorously defend itself.

        In January 2008 plaintiffs served the Company with a shareholder derivative action in the Colorado District Court for the City and County of Boulder alleging that certain officers and directors breached their fiduciary duties, wasted corporate assets, and were unjustly enriched. This derivative action purports to state a claim on behalf of the corporation. The complaint alleges that the claims arise from the same conduct as was alleged in the original federal shareholder class action. Crocs is in the process of responding. Crocs believes that the plaintiff lacks standing and intends to vigorously defend the suit.

        Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, the Company is not party to any other pending legal proceedings the Company believes will have a material adverse impact on its business.

        As of December 31, 2007, the Company has not accrued any amounts related to estimated losses for legal contingencies. While there is a reasonable possibility that certain legal matters may result in an unfavorable outcome and loss, the Company's estimated potential losses, or range of losses, when aggregated, would be immaterial to the financial statements.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Year Ended December 31, 2007
Revenues	$142,002	$224,273	$256,275	$224,800
Gross profit	84,485	131,944	155,392	125,828
Income from operations	37,158	68,472	78,236	53,901
Net income	24,945	48,451	56,548	38,284
Net income attributable to common stockholders	24,945	48,451	56,548	38,284
Basic income per common share	$0.32	$0.60	$0.69	$0.47
Diluted income per common share	$0.31	$0.58	$0.66	$0.45
Year Ended December 31, 2006
Revenues	$44,844	$85,635	$111,345	$112,904
Gross profit	23,681	46,970	64,824	65,095
Income from operations	9,992	23,658	31,480	30,216
Net income	6,440	15,666	21,526	20,785
Net income attributable to common stockholders	6,407	15,666	21,526	20,785
Basic income per common share	$0.10	$0.21	$0.28	$0.27
Diluted income per common share	$0.09	$0.20	$0.27	$0.26

20. SUBSEQUENT EVENTS

        On January 4, 2008 the Company entered into a second amendment of the Revolving Credit Facility increasing the borrowing amount to $50.0 million and reduces the available amount for the issuance of letters of credit to $4.5 million. Under the amended Revolving Credit Facility, the Company must satisfy specified financial covenants, such as a minimum level of consolidated EBITDA and a minimum adjusted quick ratio.

        In January and February 2008, the Company received additional proceeds of $38.7 million and made payments of $2.0 million under the Revolving Credit Facility.