Form 10-Q
period 2008-03-31
Crocs, Inc.
filed 2008-05-12
CIK 1334036

Use these links to rapidly review the document
CROCS, INC. FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of April 30, 2008, Crocs, Inc. had 83,218,542 shares of its $0.001 par value common stock outstanding.

CROCS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2008	2007
Revenues	$198,540	$142,002
Cost of sales	113,305	57,517

Gross profit	85,235	84,485
Selling, general and administrative expenses	76,977	47,327
Restructuring charges	3,849	—
Impairment charges	10,813	—

Income (loss) from operations	(6,404)	37,158
Interest expense	374	63
Other (income)—net	(362)	(516)

Income (loss) before income taxes	(6,416)	37,611
Income tax expense (benefit)	(1,889)	12,666

Net income (loss)	$(4,527)	$24,945

Net Income (loss)
Basic	$(0.05)	$0.31

Diluted	$(0.05)	$0.30

Weighted average common shares:
Basic	82,488,601	79,263,962

Diluted	82,488,601	82,439,648

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	As Of
	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,593	$36,335
Restricted cash	3,305	300
Accounts receivable, net	154,622	152,919
Inventories	265,515	248,391
Deferred tax assets, net	13,719	12,140
Assets held for sale	927	—
Prepaid income taxes	4,336	—
Prepaid expenses and other current assets	23,434	17,865

Total current assets	495,451	467,950
Property and equipment, net	90,898	88,184
Restricted cash	—	1,014
Goodwill	22,975	23,759
Intangible assets, net	34,013	31,634
Deferred tax assets, net	21,412	8,051
Other assets	8,916	6,833

Total assets	$673,665	$627,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,074	$82,979
Accrued expenses and other current liabilities	54,162	57,246
Accrued restructuring charges	3,765	—
Deferred tax liabilities	659	265
Income taxes payable	17,997	19,851
Note payable and current portion of capital lease obligations	42,789	7,107

Total current liabilities	195,446	167,448
Long-term debt, net of current portion	—	9
Deferred tax liabilities, net	6,236	1,858
Other liabilities	18,576	13,997

Total liabilities	220,258	183,312

Commitments and contingencies (note 15)
Stockholders' equity:
Common shares, par value $0.001 per share; 250,000,000 shares authorized, 83,187,803 and 82,663,803 shares issued and outstanding as of March 31, 2008 and 82,722,426 and 82,198,426 shares issued and outstanding as of December 31, 2007	84	83
Treasury stock, 524,000 shares, at cost	(25,022)	(25,022)
Additional paid-in capital	222,036	211,936
Deferred compensation	(1,719)	(2,402)
Retained earnings	244,784	249,309
Accumulated other comprehensive income	13,244	10,209

Total stockholders' equity	453,407	444,113

Total liabilities and stockholders' equity	$673,665	$627,425

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,527)	$24,945
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,120	3,505
Loss on disposal of fixed assets	78	1
Deferred income taxes	(5,616)	(179)
Share-based compensation	5,415	4,503
Excess tax benefit on share-based compensation	(2,364)	(8,192)
Foreign exchange (gain)/loss	(5,572)	—
Changes in operating assets and liabilities:
Accounts receivable	4,580	(31,557)
Inventories	(10,921)	(7,387)
Prepaid expenses and other assets	(11,198)	3,337
Accounts payable	(20,991)	869
Accrued expenses and other liabilities	303	(973)

Cash used in operating activities	(42,693)	(11,128)

Cash flows from investing activities:
Cash paid for purchases of property and equipment	(130)	(10,625)
Cash paid for intangible assets	(439)	(3,101)
Purchases of short-term investments	—	(1,000)
Sales of short-term investments	—	13,935
Acquisition of businesses, net of cash acquired	(1,500)	(1,853)
Restricted cash	(1,918)	(669)

Cash used in investing activities	(3,987)	(3,313)

Cash flows from financing activities:
Proceeds from note payable, net	44,698	299
Payments on long-term debt and capital lease obligations	(9,000)	(122)
Exercise of stock options	3,006	2,059
Excess tax benefit on share-based compensation	2,364	8,192

Cash provided by financing activities	41,068	10,428

Effect of exchange rate changes on cash and cash equivalents	(1,130)	(66)

Net decrease in cash and cash equivalents	(6,742)	(4,079)
Cash and cash equivalents—beginning of period	36,335	42,656

Cash and cash equivalents—end of period	$29,593	$38,577

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$324	$13
Income taxes	$9,197	$5,696
Supplemental disclosure of non-cash, investing, and financing activities:
Fair value of assets acquired	$—	$2,167
Cash paid for capital stock	—	1,853

Liabilities assumed	$—	$314

Accrued purchases of property and equipment and intangibles	$11,204	$455

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements of Crocs, Inc. and its subsidiaries (collectively, "Crocs" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

        These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Form 10-K"). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in Note 2 to the consolidated financial statements in the 2007 Form 10-K.

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations ("SFAS 141(R)"), which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on its consolidated financial position, results of operations and cash flows but does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51("SFAS 160"), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company's fiscal year beginning January 1, 2009. The Company is currently evaluating the impact this new standard will have on its consolidated financial position, results of operations and cash flows but does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosures to provide transparency to these activities and their effects on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the Company's fiscal year beginning January 1, 2009. The Company is currently evaluating the impact this new standard will have on its consolidated financial position, results of operations and cash flows but does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. INCOME TAXES

        In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. FIN 48 was effective as of January 1, 2007. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The adoption of FIN 48 did not have a material impact on the Company's condensed consolidated balance sheet, statement of operations or cash flows. The Company had unrecognized tax benefits of $11.7 million at January 1, 2008 and $16.1 million as of March 31, 2008. The increase in the FIN 48 reserve results principally from U.S. and Canada income taxes, penalties and interest related primarily to transfer pricing issues in prior years.

        Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated statement of operations at January 1, 2008 was $452,000 related to the adoption of FIN 48 and an additional $623,000 accrued during the three months ended March 31, 2008 for a total of $1.1 million.

        As of March 31, 2008, the Company is being audited in Canada for tax years 2004 through 2006.

        As of March 31, 2008, the following tax years remain subject to examination for the major jurisdictions in which the Company conducts business:

United States	2005 to 2007
Canada	2003 and 2007
Netherlands	2005 to 2007
Singapore	2004 to 2007
Japan	2005 to 2007

        State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to 2 years after formal notification to the states.

        The Company is potentially subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for the 2005 and 2006 tax years.

4. STOCK-BASED COMPENSATION

        During the three months ended March 31, 2008, the Company issued 985,900 options to purchase shares of its common stock to eligible employees and non-employee directors with a weighted average grant date fair value of $14.55. During the three months ended March 31, 2007, the Company issued in January and February 2007, 1,030,000 and 20,000 options, adjusted for the stock split that occurred on June 14, 2007, to purchase shares of its common stock to executive officers, with grant date fair values of $11.22 and $11.90 per share, respectively, and exercise prices of $22.92 and $24.36 per share, respectively, as adjusted. The Company also granted in the three months ended March 31, 2007 an aggregate of 807,100 options, split adjusted, to purchase shares of its common stock to eligible employees with grant date fair values of $11.78 and $11.90 and exercise prices of $23.93 and $24.36 per share. All options granted to employees will vest ratably over four years with the first year vesting on a "cliff" basis followed by monthly vesting for the remaining three years. Compensation expense is recognized equally over the four-year vesting period.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. STOCK-BASED COMPENSATION (Continued)

        Stock-based compensation, including options and non-vested shares, was $5.4 million and $4.5 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, $486,000 and $776,000, respectively, of the stock-based compensation was capitalized in inventory as part of the overhead allocation in the consolidated balance sheet. During the three months ended March 31, 2008 and 2007, 438,948 and 1,119,976 options to purchase common stock were exercised, 89,704 and 143,616 options to purchase common stock were forfeited, and 29,208 and 29,208 shares of restricted stock vested, respectively.

5. EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from diluted EPS.

	Three months ended March 31,
	2008	2007
	(in thousands, except share and per share data)
Reconciliation of net income (loss) for dilutive computation:
Net income (loss) for dilutive computation	$(4,527)	$24,945

Basic income (loss) per common share:
Weighted average common shares outstanding	82,488,601	79,263,962

Basic income (loss) per common share	$(0.05)	$0.31

Diluted income per common share:
Weighted average common shares outstanding	82,488,601	79,263,962
Dilutive effect of stock options	—	2,661,404
Dilutive effect of unvested stock	—	514,282

Weighted average diluted common shares outstanding	82,488,601	82,439,648

Diluted income (loss) per common share	$(0.05)	$0.30

        Since the Company reported a net loss for the quarter ended March 31, 2008, the dilutive effect of stock options and awards were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. As of March 31, 2008 and 2007, there were options outstanding to purchase 8.7 million and 2.6 million shares of the Company's common stock with a weighted average exercise price of $18.91 and $22.52, respectively, which could potentially dilute basic earnings per share in the future, but were not included in diluted earnings per share as their effect was anti-dilutive.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. INVENTORIES

        Inventories by major classification are as follows (in thousands):

	March 31, 2008	December 31, 2007
Finished goods	$238,447	$224,658
Work-in-progress	3,275	3,346
Raw materials	23,793	20,387

	$265,515	$248,391

7. PROPERTY AND EQUIPMENT

        Property and equipment includes the following (in thousands):

	March 31, 2008	December 31, 2007
Machinery and equipment	$107,507	$103,049
Leasehold improvements	16,074	12,322

Subtotal	123,581	115,371
Less: Accumulated depreciation and amortization	(32,683)	(27,187)

	$90,898	$88,184

8. GOODWILL AND INTANGIBLE ASSETS

        The following table summarizes the Company's identifiable intangible assets (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Patents, copyrights, trademarks	$7,653	$346	$7,307	$4,344	$201	$4,143
Customer relationships	5,143	2,868	2,275	5,437	2,437	3,000
Core technology	4,970	3,629	1,341	4,931	3,455	1,476
Non-competition agreement	637	339	298	636	339	297
Capitalized software	24,850	2,208	22,642	24,177	1,612	22,565

Total finite lived assets	$43,253	$9,390	$33,863	$39,525	$8,044	$31,481

Indefinite lived intangible assets:
Jibbitz trade name	$150	$—	$150	$153	$—	$153

Total intangible assets	$43,403	$9,390	$34,013	$39,678	$8,044	$31,634

        On January 31, 2007, the Company acquired substantially all of the assets of Ocean Minded, LLC ("Ocean Minded") for $1.75 million in cash, plus a potential earn-out of up to $3.75 million based on

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. GOODWILL AND INTANGIBLE ASSETS (Continued)

Ocean Minded attaining certain earnings targets over a three year period. Ocean Minded is a designer and manufacturer of high quality leather and EVA based sandals primarily for the beach, adventure and action sports markets. The Company recorded $600,000 in customer relations and $953,000 in goodwill on the date of acquisition for Ocean Minded.

        On July 27, 2007, we acquired all of the assets of Bite, LLC ("Bite") for $1.75 million in cash and the assumption of $1.3 million in debt, plus a potential earn out of up to $1.75 million based on Bite achieving certain earnings targets over a three year period. Bite is a designer and manufacturer of comfortable and supportive performance shoes and sports sandals sold worldwide in five categories including, golf, adventure, healthy lifestyle, travel and watersports. We recorded $512,000 in customer relationships and $530,000 in goodwill on the date of acquisition for Bite.

        The Company's goodwill balance of $23.0 million and $23.8 million as of March 31, 2008 and December 31, 2007, respectively, relates to the acquisitions of Ocean Minded and Bite in 2007, Jibbitz, LLC ("Jibbitz") in 2006 and Foam Creations, Inc. ("Foam Creations"), in 2004.

        In March 2008, the Company decided to sell Fury Hockey in connection with the restructuring of its Canadian operations. As a result, the Company wrote-off the goodwill balance of $1.0 million. See Notes 10 and 12 below concerning assets held for sale and restructuring activities, respectively.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the consolidated financial statements as of March 31, 2008. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

        Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

        Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

        Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

        The Company has entered into forward exchange contracts in Mexican Pesos, which are measured based on the foreign currency spot and forward rates quoted by the banks, which fall into the Level 2 category under the guidance of SFAS 157. The fair market value of these contracts as of March 31, 2008 was $3.1 million. The Company did not enter into forward exchange contracts in the quarter ending March 31, 2007, but did hold short-term investments consisting exclusively of auction rate securities, which were classified as available-for-sale and were reported at fair value. There were no gains or losses (realized or unrealized) as of March 31, 2007 related to these investments.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The Company recorded a gain of $32,500 and $0 for the three months ended March 31, 2008 and March 31, 2007, respectively, under "Other income (expense)" in the condensed consolidated statement of operations for the changes in the fair value of its financial instruments.

        The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. Any impairment loss is reported under "Other income (expense)" in the condensed consolidated statement of operations.

10. ASSETS HELD FOR SALE

        Assets held for sale totaled $927,000 as of March 31, 2008 and consisted of fixed assets we have determined to sell as part of our restructuring activities. The $927,000 total is comprised of $98,000 of molds and $829,000 of industrial and footwear production equipment used in the Company's Canadian manufacturing facilities. The Company had $14,000 of liabilities remaining on the assets held for sale as of March 31, 2008, which are wholly attributable to the molds.

        There were no assets held for sale as of December 31, 2007, because the amounts disclosed above are directly attributable to the restructuring activities in the three months ended March 31, 2008.

11. ACCRUED EXPENSES AND CURRENT OTHER LIABILITIES

        Accrued expenses and other liabilities include the following (in thousands):

	March 31, 2008	December 31, 2007
Accrued compensation and benefits	$16,897	$22,416
Professional services	6,171	5,625
Fulfillment and freight and duties	3,617	4,065
Sales/Use tax payable	5,672	2,573
Accrued purchase price related to Jibbitz	1,962	3,429
Other	19,843	19,138

	$54,162	$57,246

12. RESTRUCTURING ACTIVITIES

        On April 14, 2008, the Company announced its intent to restructure its North American Operations. Incident to these actions, the Company has made the decision to cease Canadian manufacturing activities and consolidate Canadian manufacturing and distribution into existing North American operations. The Company has established reserves covering future known obligations of closed manufacturing and distribution operations at its Canada location. These reserves are included in the line item "Accrued restructuring charges" in the Company's condensed consolidated balance sheet and are recorded under the line item "Restructuring charges" on the Company's condensed consolidated statement of operations. Reserves at March 31, 2008 were $3.8 million, which consists entirely of termination benefits and are accounted for in accordance with SFAS 112, Employers' Accounting for Post employment Benefits—an amendment of FASB Statements No. 5 and 43. In addition

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. RESTRUCTURING ACTIVITIES (Continued)

to this amount, the Company recognized $2.6 million related to the write down of inventory, included within the line item "Cost of sales" on the Company's condensed consolidated statement of operations, and $10.8 million in asset impairment charges. The asset impairments are comprised of $9.8 million related to the write down of equipment for molds and the write off of Fury goodwill of $1.0 million. The Company continues to evaluate the early termination or subletting of the relevant lease contracts. Accordingly, no additional accrual has been made at this time due to the uncertainty in how the Company will proceed on these contracts.

13. NOTES PAYABLE

        Notes payable includes the following (in thousands):

	March 31, 2008	December 31, 2007
Revolving credit facility	42,700	7,000

	$42,700	$7,000

        On May 14, 2007, the Company entered into a credit agreement with Union Bank of California, N.A. ("Revolving Credit Facility"). The Revolving Credit Facility consists of a $15.0 million revolving loan facility. Included within the Revolving Credit Facility is $10.0 million available for the issuance of letters of credit. On November 21, 2007, the Company amended the Revolving Credit Facility, increasing the available borrowing amount to $25.0 million.

        The Revolving Credit Facility matures on May 1, 2009. Borrowings under the Revolving Credit Facility are unsecured and bear an interest rate based, at the option of the Company, on (i) a base rate defined as the higher of the Fed Funds rate less 0.50%, or the rate of interest most recently announced by the lender, or (ii) the Libor rate plus 0.875%. The Prime rate as of March 31, 2008 was 5.25% less 0.50%.

        On March 6, 2008, the Company entered into a third amendment of the Revolving Credit Facility, to increase the borrowing amount to $60.0 million. No financing fees were incurred as part of the amendment. Under the amended Revolving Credit Facility, the Company must satisfy specified financial covenants, such as a minimum level of consolidated EBITDA and a minimum adjusted quick ratio. As of March 31, 2008, the Company was not in compliance with the financial covenants of the Revolving Credit Facility related to the minimum quarterly EBITDA test. The Company has obtained a waiver of such covenants, effective as of March 31, 2008, which required a fee payable to Union Bank in the amount of $30,000.

14. COMMITMENTS AND CONTINGENCIES

        On July 26, 2005, the Company entered into an amended and restated four-year supply agreement with Finproject S.P.A., the former majority owner of Crocs Canada, in which the Company has the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain current customer dealings (including boot manufacturers). Based on the supply agreement, the Company has contractual purchase requirements to maintain exclusivity throughout the term of the agreement. The pricing is to be agreed upon each quarter and fluctuates based on order volume, currency fluctuations, and raw material prices.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company guarantees the payment of its third-party manufacturer in China for purchases of material for the manufacture of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $3.3 million at March 31, 2008). The Company evaluates the estimated loss for the guarantee under SFAS No. 5, Accounting for Contingencies ("SFAS 5"), as interpreted by FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. To date, the Company has not made any payments under the guarantee and, as of March 31, 2008, has not recorded a liability related to the guarantee in its financial statements as the Company does not believe the potential obligation under this guarantee is material.

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

15. OPERATING SEGMENTS AND RELATED INFORMATION

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

        The Company's sales by product line are as follows (in thousands):

	Three months ended March 31,
	2008	2007
Footwear	$184,197	$129,614
Other	14,343	12,388

	$198,540	$142,002

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. OPERATING SEGMENTS AND RELATED INFORMATION (Continued)

        Geographic information about the United States and international territories is presented below: The Company has allocated revenues to the geographic locations based on the location of the customer (in thousands):

	Three months ended March 31,
	2008	2007
Revenue
United States	$92,650	$82,992
Canada	6,444	8,693
Mexico	2,076	1,586

North America Total	101,170	93,271
Asia-Pacific	37,042	19,246
Europe	55,270	26,421
All Other	5,058	3,064

	$198,540	$142,002

Total for countries outside the United States	$105,890	$59,010

	March 31, 2008	December 31, 2007
Long-lived assets
United States	$53,417	$47,144
Canada	2,759	14,111
Mexico	3,479	2,988

North America Total	59,655	64,243
Asia-Pacific	10,020	7,793
Europe	16,596	12,379
Other	4,627	3,769

	$90,898	$88,184

Total for countries outside the United States	$37,481	$41,040

        There were no customers that comprised greater than 10% of the consolidated revenues of the Company for the three months ended March 31, 2008 and 2007.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. COMPREHENSIVE INCOME

        Comprehensive income/(loss) consists of the following (in thousands):

	Three months ended March 31,
	2008	2007
Net income (loss)	$(4,527)	$24,945
Translation adjustment	3,035	461

Comprehensive income (loss)	$(1,492)	$25,406

17. LEGAL PROCEEDINGS

        On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, Crocs filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. Crocs' motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006, respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc. and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. upon its suspension of the alleged activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. Crocs filed a petition with the Commission to review this determination. The Commission granted Crocs' petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7-14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain of the defendant's products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the defendant's products. Crocs has filed a petition to have the initial determination reviewed by the Commission, at which time Crocs would seek to have the initial determination overturned.

        On April 3, 2006, Crocs filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd, Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10 based upon certain utility and design patents that were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006, respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. Crocs entered into a settlement with Australia Unlimited, and filed a stipulation for

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. LEGAL PROCEEDINGS (Continued)

dismissal of all claims and counterclaims on January 25, 2007. Crocs has entered into a settlement agreement with D. Myers & Sons, Inc. and has filed such settlement agreement with the court. This consent judgment was entered by the court on May 23, 2007. This action has been stayed pending resolution in the ITC proceeding, above. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

        The Company and two of its executive officers have been named as defendants in a complaint filed by an investor in the United States District Court for the District of Colorado on November 8, 2007. The complaint purports to be brought on behalf of a class of all persons who purchased the Company's stock in the market between July 27, 2007 and October 31, 2007 (the "Class Period"). The complaint alleges that defendants made false and misleading public statements about the Company and its business and prospects in press releases and at investor conferences during the Class Period, and that the market price of the Company's stock was artificially inflated as a result. The complaint alleges claims under Section 10(b) and Section 20(a) of the Exchange Act. It seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys' fees and costs of litigation. These actions were subsequently consolidated. The Court is currently considering motions for the appointment of lead plaintiff and lead counsel. After the Court appoints lead plaintiff and lead counsel, an amended consolidated complaint will be filed. Thereafter, we will respond. We are not able to predict the ultimate outcome of the action.

        In January 2008, plaintiffs filed a shareholder derivative action in the Colorado District Court for the City and County of Boulder alleging that certain officers and directors of the Company breached their fiduciary duties, wasted corporate assets, and were unjustly enriched. This derivative action purports to state a claim on behalf of the Company. The complaint alleges that the claims arise from the same conduct as is alleged in the federal shareholder class action discussed above. The Company is in the process of responding.

        Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, the Company is not party to any other pending legal proceedings the Company believes will have a material adverse impact on its business.

        As of March 31, 2008, the Company has not accrued any amounts related to estimated losses for legal contingencies. While there is a reasonable possibility that certain legal matters may result in an unfavorable outcome and loss, the Company's estimated potential losses, or range of losses, when aggregated, would be immaterial to the financial statements.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled "Risk Factors" under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

        We are a designer, manufacturer, distributor, worldwide marketer and brand manager of footwear and accessories for men, women, and children. We design and sell a broad offering of products that use our proprietary closed-cell resin, called Croslite. In the past several years, we realized high demand for our Croslite products, specifically, our classic Beach and Cayman models. Croslite is a unique material that enables us to produce an innovative, soft, lightweight, non-marking, slip and odor-resistant shoe. Crocs shoes combine fun colors and innovative designs to provide a new level of comfort, functionality and style in the casual lifestyle footwear category.

        Since the initial introduction and popularity of our Beach and Cayman models, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach and appeal through acquisitions of companies with complementary accessories and other footwear. We continue to actively promote brand recognition through various licensing agreements.

        We currently sell our Crocs-branded products throughout the U.S. and in 95 countries worldwide. We sell our products through domestic and international retailers and distributors and directly to end-user consumers through our web stores, Company-operated retail stores, kiosks and outlets. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty channels. As of March 31, 2008, our customer base domestically expanded to over 13,500 retail locations, and our customer base internationally expanded to over 21,000 retail locations.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

        Revenues.    Revenues increased 39.8%, or $56.5 million, to $198.5 million, in the three months ended March 31, 2008, from $142.0 million in the three months ended March 31, 2007. Of these amounts, our revenues from sales outside of the U.S. were $105.9 million in the three months ended March 31, 2008 compared to $59.0 million in the three months ended March 31, 2007, an increase of 79.5%, while our domestic revenues increased by 11.6%, or $9.6 million to $92.7 million in the three months ended March 31, 2008, from $83.0 million in the three months ended March 31, 2007. Our overall increase in revenue was primarily a result of higher unit sales of our footwear products, continued growth outside of the United States, primarily in Europe and Asia, and the favorable impact of foreign currency exchange rate differences. The higher unit sales resulted from an increased demand in both new and existing markets, additional sales resulting from new product offerings and stronger sales to our existing wholesale customers and increased sales at retail locations owned by us and through our web stores. The continued growth outside of the U.S. contributed to a favorable exchange rate variance, which is due to the weakening of the dollar when comparing the average exchange rate for the three months ended March 31, 2008 to the same period a year ago. The exchange rate variance period over period contributed $11.5 million to our revenue growth. We expect our sales to continue to grow and our revenues to increase as we introduce new products, broaden our product mix in certain markets and enter new markets globally.

        Our Company-owned retail locations, including retail stores, kiosks and outlets, increased to 214 locations at March 31, 2008, which is up from 126 at March 31, 2007. Domestic and international company-owned retail stores totaled 145 and 69, respectively, at March 31, 2008 compared to over 97 and 29, respectively, in the three months ended March 31, 2007. We expect revenues from our Company-owned retail stores to increase in the future as we continue to expand the number of Company-owned retail locations. Global retail operations yielded $17.2 million in net revenues at March 31, 2008, or 8.7%, compared to $8.5 million in net revenues in the three months ended March 31, 2007, or 6.0%. This increase is attributable to the 69.8% growth in the number of Company-owned retail locations period over period.

        Sales of our classic models during the three months ended March 31, 2008 represented 28.5% of total revenues, while sales of new 2008 footwear product lines represented approximately 7.8% of our overall revenues during the quarter ended March 31, 2008. The majority of our revenues during the three months ended March 31, 2008 were attributable to footwear models outside of our classics, which evidences our diversification strategy to ensure our success, and that of the brand, so that our future growth is not contingent on a handful of footwear models.

        Gross profit.    Gross profit remained relatively flat period over period with an increase of $0.7 million, or 0.8%, to $85.2 million, in the three months ended March 31, 2008, from $84.5 million in the three months ended March 31, 2007. Our gross profit margin was 42.9% in the three months ended March 31, 2008, compared to 59.5% in the three months ended March 31, 2007. This decrease in our gross profit margin was primarily attributable to underutilized factory capacity in our Company-

owned manufacturing facilities. In addition, during the three months ended March 31, 2008, we experienced an increase in import duties for non-molded products, a change in our sales mix to include products with lower profit margins, and charges of $2.6 million due to the write-down of certain raw materials and work-in-process inventory at our Canadian manufacturing facility that we determined were obsolete as the result of the shutdown of that facility. Our core classic shoes, Beach and Cayman, have a higher profit margin compared to our newer products, due to more complex skilled labor requirements and higher material costs associated with the newer models. Furthermore, as we have benefited from higher revenues due to a favorable exchange rate differences, gross profit has been affected due to the higher costs experienced in some countries in which we do business, specifically in Europe and certain countries in Asia. The total impact to our gross margin due to functional currency differences period over period was $4.9 million in the three months ended March 31, 2008, which is comprised of the $11.5 million revenue increase offset by an increase in cost of sales of $6.6 million. We believe that disclosure is necessary because the weakening of the dollar, combined with our ongoing global expansion, is causing greater variances over time.

        Selling, general and administrative expense.    Selling, general and administrative expense increased 62.8%, or $29.7 million, to $77.0 million, or 38.8% of revenues, in the three months ended March 31, 2008, from $47.3 million, or 33.3% of revenues, in the three months ended March 31, 2007. This increase was primarily attributable to higher costs required to support increased sales volumes and Company-owned locations. The aggregate increase is comprised of selling and marketing expenses for global brand building of $14.0 million, which includes sponsorships in fiscal year 2008 of $3.2 million, higher salary and hourly labor costs of $7.3 million related to increased personnel due to global expansion, increases in rent expenses of $4.4 million related to more retail and operating locations and increases in professional fees of $4.6 million, primarily as a result of increased accounting, consulting and legal fees necessary to comply with regulations present in each country in which we operate. In addition, depreciation and amortization expense increased $1.5 million in the three months ended March 31, 2008, due to the increased investment in fixed assets and information technology related to our distribution centers to allow continued growth, increased efficiency and operating capacity. These increased expenses are offset by a decrease in bonus expense of $2.2 million due to the loss experienced in the three months ended March 31, 2008. The total impact to our selling, general and administrative expenses due to functional currency differences period over period was an increase of $2.4 million. We are reviewing expenses in this category to reduce selling, general and administrative costs as a percentage of revenue. With this in mind, however, we will continue to maintain spending in advertising and marketing to ensure the long-term potential of our brand.

        Restructuring and impairment charges.    Restructuring and impairment charges increased 100% and were $3.8 million and $10.8 million, respectively, in the three months ended March 31, 2008 compared to no charges in the same period a year ago. On April 14, 2008, we announced our decision to restructure our North American operations. Incident to these actions, we have made the decision to cease Canadian manufacturing activities and consolidate Canadian manufacturing and distribution into existing North American operations. We established reserves covering future known obligations of closed manufacturing and distribution operations in our Canada location. These reserves are included in the line item "Accrued restructuring charges" in our condensed consolidated balance sheets and are recorded under the line item "Restructuring charges" on our condensed consolidated statement of operations. Reserves at March 31, 2008 were $3.8 million, which consists entirely of termination benefits and are accounted for in accordance with SFAS 112, Employers' Accounting for Post Employment Benefits—an amendment of FASB Statements No. 5 and 43. In addition to this amount, we recognized $2.6 million related to the write down of inventory, included within the line item "Cost of sales", and $10.8 million in asset impairment charges. The asset impairments taken are comprised of $9.8 million related to the write down of equipment for molds as well as the write off of Fury goodwill for $1.0 million. We continue to evaluate the early termination or subletting of the relevant lease contracts. Accordingly, no additional accrual has been made at this time due to the uncertainty in how we will proceed on these contracts.

        We believe that the potential savings in cost of goods sold achieved through lower depreciation and reduced employee expenses as a result of our restructuring plan will be offset by a marginal increase in cost as these activities are transitioned to other North American operations. The quantification of actual savings will depend on this offset, which we can not reliably estimate at this time.

        Interest expense.    Interest expense was $0.4 million in the three months ended March 31, 2008, compared to $0.1 million in the three months ended March 31, 2007. The increase in interest expense relates to the increase in average borrowings outstanding on our line of credit and long term debt of $42.8 million as of the three months ended March 31, 2008, compared to average borrowings outstanding under those arrangements of $0.7 million during the three months ended March 31, 2007.

        Other income/expense, net.    Other income was $0.4 million in the three months ended March 31, 2008, compared to income of $0.5 million in the three months ended March 31, 2007, which resulted from a decrease in interest income due to the decrease in cash and cash equivalents held in interest bearing accounts during the three months ended March 31, 2008.

        Income tax expense (benefit).    During the three months ended March 31, 2008, income tax benefit was $1.9 million, representing an effective income tax rate of 29.4%, compared to income tax expense of $12.7 million, representing an effective income tax rate of 33.7% in the three months ended March 31, 2007. The decrease in the rate relates to the recognition of net tax benefits resulting from the expenses related to the shutdown of our Canadian operations, the change in pre-tax earnings in jurisdictions with lower income tax rates as a percentage of total pre-tax earnings, and the realization of certain tax return benefits in the Netherlands.

Liquidity and Capital Resources

        As of March 31, 2008, we had $29.6 million in cash and cash equivalents and short-term investments, compared to $36.3 million as of December 31, 2007. The significant components of our working capital are cash, accounts receivable and inventory, reduced by accounts payable and accrued expenses. Capital requirements related to manufacturing include compounding and injection molding equipment for facilities that we operate, and footwear molds used in facilities operated by us or purchased for our third-party manufacturers. We have experienced rapid growth in our revenues and earnings over the past three years, and as a result, we have made substantial investments in our inventory, global infrastructure and property plant and equipment, such as molds, tooling and manufacturing equipment in order to continue broadening our product offering in footwear and accessories. Our election to invest in these areas, combined with a challenging economy domestically, has contributed to the decline in cash and cash equivalents available.

        Cash used in operating activities consists primarily of net income or net loss adjusted for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2008 was $42.7 million, which resulted from a net loss of $4.5 million, less non-cash items of depreciation and amortization of $8.1 million, share-based compensation expense of $5.4 million, and $2.4 million in excess tax benefit on share-based compensation, and changes in working capital resulting from increases in accounts receivable of $4.6 million, increase in inventory of $10.9 million, and a decrease in accounts payable and accrued expenses and other liabilities of $20.7 million. Cash used in operating activities for the year ended March 31, 2007 was $11.1 million, resulting from net income of $24.9 million plus non-cash items of depreciation and amortization of $3.5 million and share-based compensation expense of $4.5 million less $8.2 million in excess tax benefit on share-based compensation, which was offset by increases in working capital resulting from decreases in accounts receivable of $31.6 million, decrease in inventory of $7.4 million, and a decrease in accounts payable and accrued expenses and other liabilities of $0.1 million, all related to our sales growth and expanded operations.

        Our inventories increased to $265.5 million at March 31, 2008 from $94.4 million as of March 31, 2007. During the three months ended March 31, 2008, we continued to increase our inventory positions in order to meet anticipated demand for the quarter ending June 30, 2008 and, at the same time, made available production capacity for new fall and winter product lines for delivery in the remaining quarters of fiscal year 2008. We intend to continue to expand our footwear and accessories product lines by adding innovative products that keep pace with or set fashion trends. We expect that new product introductions, limitations on production capacities and seasonal variations may cause our inventory to increase or decrease materially in the future as we adjust to meet changing conditions resulting from our expansion and economic conditions. We believe that our inventory levels will decrease over the remaining quarters of 2008 due to projected sales for the remainder of the fiscal year.

        Our accounts payable and accrued expenses and other liabilities increased to $130.2 million at March 31, 2008 from $74.1 million as of March 31, 2007. This increase of $56.1 million is due to our sales growth and expanded operations, including increase in inventory levels and related operational expenses.

        We anticipate that operating activities will provide sufficient cash for operations in future periods. However, seasonal variations in product demand and the associated changes in operating assets and liabilities in response to such seasonal variations may directly affect our cash flows from operating activities. Accordingly, cash flows from operating activities for any period are not necessarily indicative of cash flows from operating activities to be expected for any other period. We are considering supplementing cash provided in future periods with an additional increase to our line of credit, if deemed necessary.

        Cash used in investing activities for the three months ended March 31, 2008 was $4.0 million, which consisted of the change in restricted cash of $1.9 million, the change in acquisition of businesses of $1.5 million, offset by amounts relating to purchases of property and equipment and intangible assets. The change in restricted cash is principally due to funds being set aside to pay customs charges in China, while the change in acquisition of businesses is entirely due to earn-out payments made to Jibbitz during the period. Cash used in investing activities for the three months ended March 31, 2007 was $3.3 million, which was primarily related to the net sales of investments of $12.9 million, offset by capital expenditures for molds, machinery and equipment of $10.6 million, acquisitions of $1.9 million and $3.1 million related to the upgrade and expansion of our information technology systems.

        We intend to grow our business by continuing to expand our footwear and accessories product offerings as well as expanding our company-owned retail locations. Expansion will require us to make ongoing capital investments in molds and other tooling equipment related to manufacturing new products as well as those related to opening additional retail stores. The rapid growth of our sales in both domestic and international markets has, in the past, placed substantial demands on our warehousing and distribution operations, and we expect that these demands will continue. In December 2007, we entered into an agreement with Manhattan Associates to provide warehouse management systems within all of our company-operated distribution centers. We plan to continue to invest in information technology systems that will support our growth, increase efficiencies as well as increase the operating effectiveness of our manufacturing, warehousing, and distribution operations. Additionally, we expect to continue to invest in our global information systems infrastructure to further strengthen our management information and financial reporting capabilities.

        Over the past two years we have developed or acquired key businesses, such as Jibbitz, Bite, Ocean Minded and EXO, an Italian producer of EVA based finished products, and we may acquire other businesses in the future that we believe are complementary to our own. On June 26, 2007, we amended the terms of the membership interest purchase agreement ("Purchase Agreement") with Jibbitz for the potential earn-out consideration included in the Purchase Agreement. The amendment removed the earnings targets for payment of the earn-out with $3.5 million payable on the effective date of the amended Purchase Agreement and the remaining $6.5 million payable over the following thirteen months, for a total payment of $10.0 million. We have $2.0 million, net of discounting on future payments, in remaining accrued additional purchase price for Jibbitz as of March 31, 2008, which is to be paid out in monthly payment installments ending July 2008. The agreements for the acquisitions of Ocean Minded and Bite contain contingent earn-out amounts of up to $3.75 million and $1.75 million, respectively, which are required to be paid as an additional cost of the acquisition if the business units achieve certain specified earnings targets in future periods.

        We have entered into various sponsorship agreements and operating leases that require cash payments on a specified schedule. We plan to continue to enter into operating leases related to our retail stores, kiosks, distribution, warehouse and manufacturing facilities in order to support the growth of our business. We also plan to continue to enter into corporate sponsorship agreements that we believe will help promote our brand awareness.

        Cash provided by financing activities was $41.0 million for the three months ended March 31, 2008 compared to cash provided by financing activities of $10.4 million for the three months ended March 31, 2007. This increase is primarily due to increased borrowing on our credit facility.

        As of March 31, 2008, we had a $60.0 million credit facility which expires on May 1, 2009. As of March 31, 2008, we have $42.7 million outstanding under the facility. At our option, unpaid principal balance of the loan bears interest at either a base interest rate of LIBOR plus 0.875% or a variable interest rate of the lender's applicable reference rate minus 0.50%. The line of credit contains financial and other covenants as well as customary events of default.

        On March 6, 2008, we entered into a third amendment on our credit facility that provides for an increase in our credit facility from $50.0 million to $60.0 million. As of March 31, 2008, we were not in compliance with the financial covenants of the credit facility related to the minimum quarterly EBITDA test. We have obtained a waiver of such covenants effective at March 31, 2008, which required a fee payable to the lender in the amount of $30,000.

        We anticipate that cash flows from operations and our credit facility will be sufficient to meet the ongoing needs of our existing business during the next 12 months. However, we may enter into additional borrowing arrangements, or modify existing borrowing arrangements, should additional liquidity be required to fund working capital requirements, to make additional investments in capital assets and our global infrastructure, or to fund business acquisitions. We are currently considering a larger credit facility in order to assist in our future cash needs.

        There is a degree of uncertainty in forecasting our future cash requirements due to our rapid growth since inception. Substantial increases in accounts receivable and inventory are commonly associated with rapid growth and could unexpectedly strain our cash resources in the future. There can be no assurance that any such capital will be available to us on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Seasonality

        Due to our significant sales growth since our inception, coupled with our limited operating history, there is still uncertainty in the degree to which sales of our footwear products will be subject to seasonality. We expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variations. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. However, our introduction of footwear models that are more suitable for cold weather uses, such as the Mammoth, Endeavor, Georgie, All Terrain, Snowmini, and YOU by Crocstm styles help to offset our risk for seasonality, as we experienced 30% of revenues due to cold weather models in the year ended December 31, 2007. Sales during the first calendar quarter are principally geared towards meeting the demand for the summer and fall months. Accordingly, 94.6% of our revenues during the three months ended March 31, 2008 were attributable to our footwear styles more suitable for fair weather. As we broaden our product offering and establish a strong presence globally, we hope to limit the effects of seasonality on our business. Our quarterly results of operations may, however, fluctuate as a result of a variety of other factors, including the timing of new model introductions and availability or general economic and consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may fluctuate.

Recently Adopted Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for the first annual or interim reporting period beginning after November 15, 2007. We have adopted SFAS 157 effective January 1, 2008. We have evaluated the impact of this new standard and the adoption did not have a material impact on our consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We have adopted SFAS 159 effective January 1, 2008. We have evaluated the impact of this new standard and the adoption did not have a material impact on our consolidated financial position or results of operations.

Recently Issued Accounting Standards

        In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations ("SFAS 141(R)"), which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009 and is to be applied prospectively. We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations and cash flows and we do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact this new standard will have on our consolidated financial position, results of operations and cash flows, and we do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

        In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosures to provide transparency to these activities and their effects on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact this new standard will have on our consolidated financial position, results of operations and cash flows and we do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

Critical Accounting Policies and Estimates

        Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. We have not modified the policies and estimates set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 except for the adoption of SFAS 157, 159, 112, 144, 146 and EITF 96-9, as identified within this report.

        Restructuring Charges.    We recognize restructuring charges related to our plans to close manufacturing and distribution facilities according to SFAS No. 112, Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43; SFAS No. 142, Goodwill and Other Intangible Assets; SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets; SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities; and EITF 96-9, Classification of Inventory Markdowns and Other Costs Associated with a Restructuring. In connection with these activities, we recognized restructuring charges for employee termination costs, long-lived asset impairment and other restructuring-related costs.

        The recognition of these restructuring charges require that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we will evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Credit and Interest Rate Risk

        We are exposed to interest rate risk to the extent that United States interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit is determined based on either a base interest rate of LIBOR plus 0.875% or a variable interest rate of the lender's applicable reference rate minus 0.5%, and, therefore, is affected by changes in market interest rates. Interest rates on our capital leases are dependent on interest rates in effect at the time the lease is drawn upon. Total liabilities outstanding at March 31, 2008 under the line of credit and capital leases were approximately $42.8 million. Based on amounts borrowed as of March 31, 2008, we would have a resulting decline in future quarterly earnings and cash flows of approximately $0.1 million, net of tax, for every 1% increase in prime lending rates.

        We earn interest income on our cash and cash equivalents. We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates, and if the weighted average rate of return on cash and cash equivalents, and restricted cash, were to increase or decrease by 1%, the impact on interest income would be $0.1 million, net of tax, during the three months ended March 31, 2008.

Foreign Currency Exchange Risk

        We pay the majority of our overseas third-party manufacturers in U.S. dollars and have had significant revenues from foreign sales in recent periods. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase or decrease in value by 1%, the impact on international sales of $105.9 million during the three months ended March 31, 2008 would have been an increase or decrease in consolidated revenues by $0.7 million, net of tax. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. Please see the revenue section above in "Item 2. Management, Discussion and Analysis" for a discussion of the favorable foreign exchange rate variances experienced in the three months ended March 31, 2008.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective, due to the material weakness in our internal controls over financial reporting described below, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        As part of our assessment of internal control over financial reporting for the three months ended March 31, 2008, we identified an internal control deficiency that constituted a "material weakness," as defined by the Public Company Accounting Oversight Board Auditing Standard No. 5. Specifically, we determined that certain internal controls over the preparation and calculation of the consolidated income tax provision and related reserves were not functioning effectively as designed.

        We have an on-going process of analyzing and improving our internal controls, including those related to the material weakness identified by management and have developed and are implementing a plan to remediate the material weakness described above. With regard to the process of accounting for income taxes, our remediation plan includes: (a) the addition of qualified personnel to allow for a more thorough and timely review of tax positions and (b) consultation with tax experts in a timely manner. Additional measures may be forthcoming as we evaluate the effectiveness of these efforts. We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

Changes in Internal Control over Financial Reporting

        During the three months ended March 31, 2008, we made changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In January 2008, we implemented a new inventory management system in our subsidiary in Europe. Certain processes and controls were changed to accommodate the needs and requirements of our growth and our financial reporting system.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        On March 31, 2006, we filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, we filed a motion to voluntarily remove our trade dress claim from the investigation to focus on the patent claims. Our motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to us on February 7, 2006 and March 28, 2006, respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc. and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. We filed a petition with the Commission to review this determination. The Commission granted our petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7-14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. We have filed a petition to have the initial determination reviewed by the Commission, at which time we would seek to have the initial determination overturned.

        As of March 31, 2008, we have not accrued any amounts related to estimated losses for legal contingencies. While there is a reasonable possibility that certain legal matters may result in an unfavorable outcome and loss, our estimated potential losses, or range of losses, when aggregated, would be immaterial to the financial statements.

ITEM 1A.    Risk Factors

        The risk factors listed below update and should be read in conjunction with the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K are not exhaustive. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and/or operating results. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Our level of indebtedness could limit cash flow available for our operations.

        As of March 31, 2008, we had a $60.0 million credit facility which expires on May 1, 2009. As of March 31, 2008, we had $42.7 million outstanding under the facility.

        Our debt could have important consequences on our business, including the following:

  •
  requiring that we use a large portion of our cash flow to pay principal and interest, which will reduce the availability of cash to fund working capital, capital expenditures and other business activities;

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  restricting us from making strategic acquisitions or exploiting business opportunities;

  •
  placing us at a competitive disadvantage relative to competitors that have less debt; and

  •
  limiting our ability to borrow additional monies in the future to fund working capital and capital expenditures, sell assets, acquire other businesses, or repurchase capital stock.

        We also may incur additional debt in the future. Although the terms of our credit facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and debt incurred in compliance with these restrictions could be significant. In addition, we may refinance all or a portion of our debt, including borrowings under our credit facilities, and incur more debt as a result. If we incur new debt, the risks described above would intensify.

        Our ability to meet our cash requirements and service our debt depends on many factors, some of which are outside our control. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. Our operating performance is also dependent on our ability to continue to realize cost savings and synergies and drive profitable growth. If these initiatives are not met within the time frame we expect, our cash flow could be impacted, which could cause us to fail to meet certain financial covenants contained in our credit facility. A default under our credit facility could restrict or terminate our access to our borrowing capacity under our credit facility and materially impair our ability to meet our obligations as they come due. If we do not meet our financial covenants and we do not obtain a waiver or amendment, our lenders may accelerate payment of all amounts outstanding which would immediately become due and payable, together with accrued interest. Any default, or the failure to generate sufficient cash from operations, may require us to seek additional capital or modifications to our credit facility which may not be available. Additionally, our suppliers may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. Any of these risks and uncertainties could have a material adverse effect on our financial position, results of operations or cash flow.

Our indebtedness imposes restrictive covenants on us, which limits our operating flexibility.

        Our credit facility requires us, among other obligations, to maintain specified financial ratios and satisfy certain financial tests, including minimum quarterly EBITDA (earnings before interest, taxes, depreciation, amortization, and non-cash stock based compensation), cash to debt ratios and minimum net worth. In addition, in certain circumstances, the credit facility restricts our ability to incur additional indebtedness, repay indebtedness, pay dividends, create liens on assets, sell assets or make certain investments. There can be no assurances that we would be able to obtain a waiver to these restrictive covenants if necessary. If we fail to comply with the restrictions contained in the credit facility, the resulting event of default could result in the lender accelerating the repayment of all outstanding amounts due under the credit facility. There can be no assurances that we would be successful in obtaining alternative sources of funding to repay these obligations should this event occur. For the three months ended March 31, 2008, we were not in compliance with the financial covenant relating to our quarterly EBITDA. We obtained a waiver of such covenant from the lender effective as of March 31, 2008.

We will incur significant time and expense in documenting, testing and certifying our internal control over financial reporting, and any deficiencies in our financial reporting or internal controls could adversely affect our business and the price of our common stock.

        Beginning with our Annual Report on Form 10-K for our fiscal year ended on December 31, 2007, the Securities and Exchange Commission ("SEC"), rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. This process generally requires significant documentation of policies, procedures, and systems, review of that documentation by our internal accounting staff and our outside auditors, and testing of our internal control over financial reporting by our internal accounting staff and the independent auditors. Continued documentation and testing of our internal controls will involve considerable time and expense, and may strain our internal resources and have an adverse impact on our costs.

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

        On March 31, 2008, we identified a control deficiency that was determined to be a material weakness in our system of internal controls. The material weakness identified relates to controls over the preparation and calculation of the consolidated income tax provision and related reserves. Although we have developed a remediation plan to correct the operation of our internal controls over tax reserves, we may not completely remediate the operating effectiveness in a timely basis and management may be precluded from concluding that our internal control over financial reporting is effective. Additionally, our independent auditors may be unable to attest to the effectiveness of our internal controls during their next annual audit for the year ending December 31, 2008.

ITEM 6.    Exhibits

Exhibit List

Exhibit Number	Description
3.1**	Restated Certificate of Incorporation of Crocs, Inc.
3.2**	Amended and Restated Bylaws of Crocs, Inc.
4.1*	Specimen common stock certificate.
10.1††	Employment Agreement dated as of January 16, 2008 by and between Crocs, Inc. and Russell Hammer.
10.2††	Loan Agreement, dated as of May 8, 2007, by and between Crocs, Inc. and Union Bank of California, N.A.
10.3††	Amendment No. 1 to Loan Agreement, dated as of November 21, 2007, by and between Crocs, Inc. and Union Bank of California, N.A.
10.4††	Amendment No. 2 to Loan Agreement dated as of January 4, 2008, by and between Crocs, Inc. and Union Bank of California, N.A.
10.5††	Amendment No. 3 to Loan Agreement dated as of March 4, 2008, by and between Crocs, Inc. and Union Bank of California, N.A.
31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*
Incorporated herein by reference to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526).

**
Incorporated by reference to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).

††
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROCS, INC.
Date: May 12, 2008	By:	/s/ RUSSELL C. HAMMER
		Name:	Russell C. Hammer
		Title:	Chief Financial Officer, Senior Vice President— Finance and Treasurer