Form 10-Q/A
period 2008-03-31
Crocs, Inc.
filed 2008-06-06
CIK 1334036

Use these links to rapidly review the document
CROCS, INC. FORM 10-Q/A TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

        Crocs, Inc. (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q ("Form 10-Q/A") to restate its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2008 as described in Note 18—Restatement, of the Notes to the Condensed Consolidated Financial Statements. As previously disclosed in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008, as filed with the United States Securities and Exchange Commission (the "SEC") on May 12, 2008 (the "Original Form 10-Q"), the Company had asset impairment charges for the three months ended March 31, 2008, relating to the closure of the Company's Canadian manufacturing operations. The asset impairment charges primarily related to the closure of the Canadian manufacturing operations and were recorded in error on the Condensed Consolidated Statement of Cash Flows as a reduction to cash paid for purchases of property and equipment and intangible assets in the investing section of the Condensed Consolidated Statement of Cash Flows in the Original Form 10-Q. The Company has concluded to restate its Condensed Consolidated Statement of Cash Flows in order to reflect in operating activities the asset impairment charges and to reflect an appropriate foreign exchange rate. The asset impairment charges were previously included as a reduction of capitalized expenditures in investing cash flows in error.

        Upon further review of the Company's Condensed Consolidated Statement of Cash Flows, the Company identified and concluded to correct presentation errors in the proceeds from notes payable and payments on long-term debt and capital leases in the cash flows from financing activities section and the exchange rates used to compute certain foreign currency cash flows and the effect of exchange rates on cash and cash equivalents. This restatement does not impact the Company's previously reported net decrease in cash and cash equivalents in its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2008. Additionally, this restatement does not impact the Company's Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Operations for any period presented.

        For the convenience of the reader, this Form 10-Q/A sets forth the Company's Original Form 10-Q in its entirety, as amended by, and to reflect, the restatement. No material changes have been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures, including the exhibits to the Original Form 10-Q affected by subsequent events. The following sections of this Form 10-Q/A have been amended to reflect the restatement:

  •
  Part I—Item 1—Financial Statements (Condensed Consolidated Statement of Cash Flows, Restated, Note 18—Restatement),

  •
  Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources),

  •
  Part I—Item 4—Controls and Procedures, and

  •
  Part II—Item 1A—Risk Factors.

        This Form 10-Q/A has been signed as of a current date and all certifications of the Company's Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q for the three months ended March 31, 2008, including any amendments to those filings.

CROCS, INC.
FORM 10-Q/A
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

Commitments and contingencies (note 14)
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

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(as restated, see note 18)
Cash flows from operating activities:
Net income (loss)	$(4,527)	$24,945
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,120	3,505
Loss on disposal of fixed assets	78	1
Deferred income taxes	(5,616)	(179)
Asset impairment	10,813	—
Share-based compensation	5,415	4,503
Excess tax benefit on share-based compensation	(2,364)	(8,192)
Foreign exchange (gain)/loss	(5,572)	—
Changes in operating assets and liabilities:
Accounts receivable	4,580	(31,557)
Inventories	(10,921)	(7,387)
Prepaid expenses and other assets	(11,198)	3,337
Accounts payable	(21,248)	869
Accrued expenses and other liabilities	303	(973)

Cash used in operating activities	(32,137)	(11,128)

Cash flows from investing activities:
Cash paid for purchases of property and equipment	(9,525)	(10,625)
Cash paid for intangible assets	(1,215)	(3,101)
Purchases of short-term investments	—	(1,000)
Sales of short-term investments	—	13,935
Acquisition of businesses, net of cash acquired	(1,500)	(1,853)
Restricted cash	(1,886)	(669)

Cash used in investing activities	(14,126)	(3,313)

Cash flows from financing activities:
Proceeds from note payable, net	43,700	299
Payments on long-term debt and capital lease obligations	(8,026)	(122)
Exercise of stock options	3,006	2,059
Excess tax benefit on share-based compensation	2,364	8,192

Cash provided by financing activities	41,044	10,428

Effect of exchange rate changes on cash and cash equivalents	(1,523)	(66)

Net decrease in cash and cash equivalents	(6,742)	(4,079)
Cash and cash equivalents—beginning of period	36,335	42,656

Cash and cash equivalents—end of period	$29,593	$38,577

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$324	$13
Income taxes	$9,197	$5,696
Supplemental disclosure of non-cash, investing, and financing activities:
Fair value of assets acquired	$—	$2,167
Cash paid for capital stock	—	1,853

Liabilities assumed	$—	$314

Accrued purchases of property and equipment	$8,620	$455

Accrued purchases of intangibles	$2,841	$—

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements of Crocs, Inc. and its subsidiaries (collectively, "Crocs" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q/A. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 141(R), Business Combinations ("SFAS 141(R)"), which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on its consolidated financial position, results of operations and cash flows but does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the condensed consolidated financial statements as of March 31, 2008. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

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

        The Company has entered into forward exchange contracts in Mexican Pesos, which are measured based on the foreign currency spot and forward rates quoted by the banks, which fall into the Level 2 category under the guidance of SFAS 157. The fair market value of these contracts as of March 31, 2008 was $32,500. The Company did not enter into forward exchange contracts in the quarter ending March 31, 2007, but did hold short-term investments consisting exclusively of auction rate securities, which were classified as available-for-sale and were reported at fair value. There were no gains or losses (realized or unrealized) during the three months ended March 31, 2007 related to these investments.

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

18. RESTATEMENT

        The Company has restated its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2008 to reflect in operating activities asset impairment charges related primarily to the closure of the Company's Canadian manufacturing operations and to reflect an appropriate foreign exchange rate. The asset impairment charges were previously included as a reduction of capitalized expenditures in investing cash flows in error.

        In addition, the Company has corrected presentation errors in the proceeds from notes payable and payments on long-term debt and capital leases in the cash flows from financing activities section and the exchange rates used to compute certain foreign currency cash flows and the effect of exchange

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

18. RESTATEMENT (Continued)

rates on cash and cash equivalents which primarily impacted the amount of the impairment previously recorded as a reduction of capitalized expenditures. This restatement does not impact the Company's previously reported net decrease in cash and cash equivalents.

        The following table presents the effect of the restatement on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2008.

	Three months Ended March 31, 2008
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Asset Impairment	$—	$10,813	$10,813
Accounts Payable	(20,991)	(257)	(21,248)
Cash used in operating activities	(42,693)	10,556	(32,137)
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(130)	(9,395)	(9,525)
Cash paid for intangible assets	(439)	(776)	(1,215)
Restricted cash	(1,918)	32	(1,886)
Cash used in investing activities	(3,987)	(10,139)	(14,126)
Cash flows from financing activities:
Proceeds from note payable, net	44,698	(998)	43,700
Payments on long-term debt and capital lease obligations	(9,000)	974	(8,026)
Cash provided by financing activities	41,068	(24)	41,044
Effect of exchange rate changes on cash	(1,130)	(393)	(1,523)
Net increase in cash and cash equivalents	(6,742)	—	(6,742)
Cash and cash equivalents—beginning of period	36,335	—	36,335
Cash and cash equivalents—end of period	$29,593	$—	$29,593
Supplemental disclosure of non-cash, investing and financing activities:
Accrued purchases of property and equipment and intangibles	$11,204	$(11,204)	$—

Accrued purchase of property and equipment	$—	$8,620	$8,620

Accrued purchases of intangibles	$—	$2,841	$2,841

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Quarterly Report on Form 10-Q/A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled "Risk Factors" under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Restatement

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement as discussed in Note 18, Restatement, of the Notes to Condensed Consolidated Financial Statements.

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

        Gross profit.    Gross profit remained relatively flat period over period with an increase of $0.7 million, or 0.8%, to $85.2 million, in the three months ended March 31, 2008, from $84.5 million in the three months ended March 31, 2007. Our gross profit margin was 42.9% in the three months ended March 31, 2008, compared to 59.5% in the three months ended March 31, 2007. This decrease in our gross profit margin was primarily attributable to underutilized factory capacity in our Company-owned manufacturing facilities. In addition, during the three months ended March 31, 2008, we experienced an increase in import duties for non-molded products, a change in our sales mix to include products with lower profit margins, and charges of $2.6 million due to the write-down of certain raw materials and work-in-process inventory at our Canadian manufacturing facility that we determined were obsolete as the result of the shutdown of that facility. Our core classic shoes, Beach and Cayman, have a higher profit margin compared to our newer products, due to more complex skilled labor requirements and higher material costs associated with the newer models. Furthermore, as we have benefited from higher revenues due to a favorable exchange rate differences, gross profit has been affected due to the higher costs experienced in some countries in which we do business, specifically in Europe and certain countries in Asia. The total impact to our gross margin due to functional currency differences period over period was $4.9 million in the three months ended March 31, 2008, which is comprised of the $11.5 million revenue increase offset by an increase in cost of sales of $6.6 million. We believe that disclosure is necessary because the weakening of the dollar, combined with our ongoing global expansion, is causing greater variances over time.

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

Liquidity and Capital Resources

        As of March 31, 2008, we had $29.6 million in cash and cash equivalents, compared to $36.3 million as of December 31, 2007. The significant components of our working capital are cash, accounts receivable and inventory, reduced by accounts payable and accrued expenses. Capital requirements related to manufacturing include compounding and injection molding equipment for facilities that we operate, and footwear molds used in facilities operated by us or purchased for our third-party manufacturers. We have experienced rapid growth in our revenues and earnings over the past three years, and as a result, we have made substantial investments in our inventory, global infrastructure and property plant and equipment, such as molds, tooling and manufacturing equipment in order to continue broadening our product offering in footwear and accessories. Our election to invest in these areas, combined with a challenging economy domestically, has contributed to the decline in cash and cash equivalents available.

        Cash used in operating activities consists primarily of net income or net loss adjusted for certain non-cash items including restructuring expense, asset impairment, depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31,

2008 was $32.1 million, which resulted from a net loss of $4.5 million, less non-cash items related to the restructuring of our Canadian manufacturing operations of $10.8 million in asset impairment charges. Additional non-cash items include, depreciation and amortization of $8.1 million, share-based compensation expense of $5.4 million, and $2.4 million in excess tax benefit on share-based compensation, and changes in working capital resulting from increases in accounts receivable of $4.6 million, increase in inventory of $10.9 million, and a decrease in accounts payable and accrued expenses and other liabilities of $20.9 million. Cash used in operating activities for the three months ended March 31, 2007 was $11.1 million, resulting from net income of $24.9 million plus non-cash items of depreciation and amortization of $3.5 million and share-based compensation expense of $4.5 million less $8.2 million in excess tax benefit on share-based compensation, which was offset by increases in working capital resulting from decreases in accounts receivable of $31.6 million, decrease in inventory of $7.4 million, and a decrease in accounts payable and accrued expenses and other liabilities of $0.1 million, all related to our sales growth and expanded operations.

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

        We anticipate that operating activities will provide sufficient cash for operations in future periods. However, seasonal variations in product demand and the associated changes in operating assets and liabilities in response to such seasonal variations may directly affect our cash flows from operating activities. Accordingly, cash flows from operating activities for any period are not necessarily indicative of cash flows from operating activities to be expected for any other period. We may seek an additional increase to our line of credit or enter into new borrowing arrangements to meet our liquidity needs, if deemed necessary.

        Cash used in investing activities for the three months ended March 31, 2008 was $14.1 million, which consisted of purchases of property and equipment of $9.5 million, purchases of intangible assets of $1.2 million, changes in restricted cash of $1.9 million, and acquisition of businesses of $1.5 million. The change in restricted cash is principally due to funds being set aside to pay customs charges in China, while the change in acquisition of businesses is entirely due to earn-out payments made to Jibbitz during the period. Cash used in investing activities for the three months ended March 31, 2007 was $3.3 million, which was primarily related to the net sales of investments of $12.9 million, offset by capital expenditures for molds, machinery and equipment of $10.6 million, acquisitions of $1.9 million and $3.1 million related to the upgrade and expansion of our information technology systems.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal controls over financial reporting described below, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        As part of our evaluation of the effectiveness of the design and operation of disclosure controls and procedures for the three months ended March 31, 2008, we identified internal control deficiencies that constituted "material weaknesses." A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we identified the following material weaknesses:

  •
  Our controls over the timely and complete review of the tax provision, including timely consultation with tax experts, did not operate effectively which resulted in a material adjustment to our income tax provision.

  •
  Our controls over the timely and thorough review of the Statement of Cash Flows did not operate effectively which resulted in a material reclassification between cash flows from operating activities and cash flows from investing activities.

Changes in Internal Control over Financial Reporting

        During the three months ended March 31, 2008, the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting were identified:

  •
  As indicated above, we identified a material weakness related to the timely and complete review of the income tax provision, including timely consultation with tax experts.

  •
  As indicated above, we identified a material weakness related to the timely and thorough review of the Statement of Cash Flows.

  •
  In January 2008, we implemented a new inventory management system in our subsidiary in Europe. Certain processes and controls were changed to accommodate the needs and requirements of our growth and our financial reporting system.

Future Remediation Efforts

        We have an on-going process of analyzing and improving our internal controls, including those related to the material weaknesses identified by management. We have developed and are implementing a plan to remediate the material weaknesses described above.

        With regard to the controls around accounting for income taxes, our remediation plan includes: (a) the addition of qualified personnel to allow for a more thorough and timely review of tax positions and (b) consultation with tax experts in a timely manner. Additional measures may be forthcoming as we evaluate the effectiveness of these efforts. As a result of the material weakness identified for the preparation and review of the consolidated statements of cash flows, management has performed an internal review of its processes and our remediation plan includes: (a) additional training of personnel to enhance the preparation phase and (b) a more specific allocation of responsibility to allow for a more thorough and timely review of the consolidated statement of cash flows.

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

        Beginning with our Annual Report on Form 10-K for our fiscal year ended on December 31, 2007, the Securities and Exchange Commission ("SEC") rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. This process generally requires significant documentation of policies, procedures, and systems, review of that documentation by our internal accounting staff and our outside auditors, and testing of our internal control over financial reporting by our internal accounting staff and the independent auditors. Continued documentation and testing of our internal controls will involve considerable time and expense, and may strain our internal resources and have an adverse impact on our costs.

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

        As of March 31, 2008, we identified control deficiencies that were determined to be material weaknesses in our system of internal controls. The material weaknesses identified relate to controls over the preparation and calculation of the consolidated income tax provision and related reserves and the condensed consolidated statement of cash flows. Although we have developed a remediation plan to correct the operation of our internal controls over tax reserves and preparation of our cash flow statements, we may not completely remediate the operating effectiveness in a timely basis and management may be precluded from concluding that our internal control over financial reporting is effective. As a result, we cannot give you any assurance that these material weaknesses will be remediated.

ITEM 6.    Exhibits

Exhibit List

Exhibit Number	Description
3.1**	Restated Certificate of Incorporation of Crocs, Inc.
3.2**	Amended and Restated Bylaws of Crocs, Inc.
4.1*	Specimen common stock certificate.
10.1†	Employment Agreement dated as of January 16, 2008 by and between Crocs, Inc. and Russell Hammer.
10.2†	Loan Agreement, dated as of May 8, 2007, by and between Crocs, Inc. and Union Bank of California, N.A.
10.3†	Amendment No. 1 to Loan Agreement, dated as of November 21, 2007, by and between Crocs, Inc. and Union Bank of California, N.A.
10.4†	Amendment No. 2 to Loan Agreement dated as of January 4, 2008, by and between Crocs, Inc. and Union Bank of California, N.A.
10.5†	Amendment No. 3 to Loan Agreement dated as of March 4, 2008, by and between Crocs, Inc. and Union Bank of California, N.A.
31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*
Incorporated herein by reference to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526).

**
Incorporated by reference to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).

†
Previously filed.

††
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROCS, INC.
Date: June 6, 2008	By:	/s/ RUSSELL C. HAMMER
		Name:	Russell C. Hammer
		Title:	Chief Financial Officer, Senior Vice President— Finance and Treasurer