Form 10-Q
period 2008-06-30
Crocs, Inc.
filed 2008-08-14
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

        As of August 7, 2008, Crocs, Inc. had 82,843,234 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.
Form 10-Q
Quarter Ended June 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$222,770	$224,273	$421,310	$366,275
Cost of sales	132,482	92,329	245,788	149,845

Gross profit	90,288	131,944	175,522	216,430
Selling, general and administrative expenses	89,857	63,472	166,833	110,799
Restructuring charges	470	—	4,319	—
Impairment charges	2,903	—	13,716	—

Income (loss) from operations	(2,942)	68,472	(9,346)	105,631
Interest expense	598	51	971	115
Other expense (income)	314	(399)	(47)	(915)

Income (loss) before income taxes	(3,854)	68,820	(10,270)	106,431
Income tax expense (benefit)	(5,986)	20,369	(7,875)	33,035

Net income (loss)	$2,132	$48,451	$(2,395)	$73,396

Income (loss) per common share:
Basic	$0.03	$0.60	$(0.03)	$0.92

Diluted	$0.03	$0.58	$(0.03)	$0.88

Weighted average common shares:
Basic	82,718,731	80,253,555	82,603,666	79,761,491

Diluted	83,740,782	83,686,108	82,603,666	83,066,178

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$51,230	$36,335
Restricted cash	3,930	300
Accounts receivable, net	128,110	152,919
Inventories	220,174	248,391
Deferred tax assets, net	13,695	12,140
Income tax receivable	5,985	—
Assets held for sale	1,051	—
Prepaid expenses and other current assets	20,792	17,865

Total current assets	444,967	467,950
Property and equipment, net	96,862	88,184
Restricted cash	1,120	1,014
Goodwill	23,050	23,759
Intangible assets, net	40,017	31,634
Deferred tax assets, net	22,002	8,051
Other assets	11,359	6,833

Total assets	$639,377	$627,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,128	$82,979
Accrued expenses and other current liabilities	59,988	57,246
Accrued restructuring charges	867	—
Deferred tax liabilities, net	661	265
Income taxes payable	6,901	19,851
Note payable, current portion of long-term debt and capital lease obligations	36,963	7,107

Total current liabilities	146,508	167,448
Long-term debt and capital lease obligations, net of current portion	—	9
Deferred tax liabilities, net	6,198	1,858
Other liabilities	26,873	13,997

Total liabilities	179,579	183,312

Commitments and contingencies (note 14 and 17)
Stockholders' equity:
Common shares, par value $0.001 per share; 250,000,000 shares authorized, 83,332,493 and 82,808,493 shares issued and outstanding in 2008 and 82,722,426 and 82,198,426 shares issued and outstanding in 2007	83	83
Treasury Stock, 524,000 shares, at cost	(25,022)	(25,022)
Additional paid-in capital	227,056	211,936
Deferred compensation	(1,130)	(2,402)
Retained earnings	246,914	249,309
Accumulated other comprehensive income	11,897	10,209

Total stockholders' equity	459,798	444,113

Total liabilities and stockholders' equity	$639,377	$627,425

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,395)	$73,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,421	7,523
Loss on disposal of fixed assets	432	135
Unrealized gain on foreign exchange rates	(6,331)	(2,048)
Deferred income taxes	(10,663)	(297)
Asset impairment	13,716	—
Share-based compensation	10,759	9,728
Excess tax benefit on share-based compensation	(2,398)	(21,245)
Bad debt expense	703	667
Changes in operating assets and liabilities:
Accounts receivable	29,842	(51,586)
Inventories	35,849	(29,426)
Prepaid expenses and other assets	(12,301)	(10,036)
Accounts payable	(54,939)	13,426
Accrued expenses and other liabilities	6,795	32,707

Cash provided by operating activities	26,490	22,944

Cash flows from investing activities:
Purchases of short-term investments	—	(29,100)
Sales of short-term investments	—	27,035
Cash paid for purchases of property and equipment	(27,845)	(24,693)
Cash paid for intangible assets	(7,069)	(4,217)
Acquisition of businesses, net of cash acquired	(5,256)	(2,665)
Restricted cash	(3,624)	(773)

Cash used in investing activities	(43,794)	(34,413)

Cash flows from financing activities:
Proceeds from note payable, net	60,400	—
Repayment of long-term debt and capital lease obligations	(30,553)	(205)
Excess tax benefit on share-based compensation	2,398	21,245
Exercise of stock options	3,236	8,554

Cash provided by financing activities	35,481	29,594

Effect of exchange rate changes on cash	(3,282)	481

Net increase in cash and cash equivalents	14,895	18,606
Cash and cash equivalents—beginning of period	36,335	42,656

Cash and cash equivalents—end of period	51,230	$61,262

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$884	$147
Income taxes	$11,684	$10,216
Supplemental disclosure of non-cash, investing, and financing activities:
In conjunction with the acquisitions made liabilities were assumed as follows:
Fair value of assets acquired	$—	$3,827
Cash paid for capital stock	—	2,233

Liabilities assumed	$—	$1,594

Assets acquired under capitalized leases	$—	$—

Accrued purchases of property and equipment	$7,445	$1,456

Accrued acquisition purchase price	$5,332	$3,500

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements of Crocs, Inc. and its subsidiaries (collectively, "Crocs" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 141(R), Business Combinations ("SFAS 141(R)"), which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied prospectively. Accordingly, the Company will record and disclose business combinations under SFAS 141 (R) beginning January 1, 2009.

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

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States ("GAAP"). SFAS 162 emphasizes that an organization's management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. The Company will be required to adopt SFAS 162 within 60 days following the Securities and Exchange Commission's ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." SFAS 162 will not impact the Company's consolidated financial statements.

3. INCOME TAXES

        In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. FIN 48 was effective as of January 1, 2007. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The adoption of FIN 48 did not have a material impact on the Company's condensed consolidated balance sheet, statement of operations or cash flows. The Company had unrecognized tax benefits of $11.7 million at December 31, 2007 and $23.9 million as of June 30, 2008. The increase in the FIN 48 reserve results principally from U.S. and Canada income taxes, penalties and interest related primarily to transfer pricing in prior years, as well as a significant decrease in the projected financial statement income before taxes which affects the calculation of taxes due on intercompany royalties.

        Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated statement of operations at December 31, 2007 was $452,000. An additional $812,000 was accrued during the six months ended June 30, 2008 for a total of $1.2 million.

        As of June 30, 2008, the Company is being audited in Canada for tax years 2004 through 2006.

        As of June 30, 2008, the following tax years remain subject to examination for the major jurisdictions in which the Company conducts business:

United States	2005 to 2007
Canada	2003 and 2007
Netherlands	2005 to 2007
Singapore	2004 to 2007
Japan	2005 to 2007

        State income tax returns in the U.S. are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to 2 years after formal notification to the states.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. STOCK-BASED COMPENSATION

        During the three months ended June 30, 2008, the Company granted 672,200 options to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $4.52 per share and a weighted average exercise price of $10.01. The Company also granted 283,500 shares of restricted stock to employees, which vest over three years, with a grant date fair value of $10.77 per share and issued 68,964 shares of restricted stock to non-employee directors, which were immediately vested, with a grant date fair value of $8.70 per share.

        In the three months ended March 31, 2008, the Company issued 985,900 options to purchase shares of its common stock, with a weighted average grant date fair value of $14.55 per share and a weighted average exercise price of $32.31 per share. All options granted will vest ratably over four years with the first year vesting on a "cliff" basis followed by monthly vesting for the remaining three years. Compensation expense is recognized equally over the four year vesting period.

        Stock-based compensation expense, including options and non-vested shares, was $5.3 million and $10.8 million in the three and six months ended June 30, 2008, respectively, and $5.2 million and $9.7 million in the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2008, $221,000 and $707,000, respectively, of the stock-based compensation was capitalized in inventory as part of the overhead allocation. For the three and six months ended June 30, 2007, $1.1 million and $1.8 million, respectively, of the stock-based compensation was capitalized in inventory as part of the overhead allocation.

        During the three and six months ended June 30, 2008, 43,739 and 482,687 options to purchase common shares were exercised, 355,993 and 445,697 options to purchase common stock were forfeited, and 98,172 and 127,380 shares of restricted stock vested, respectively. During the three and six months ended June 30, 2007, 926,448 and 2,046,424 options to purchase common shares were exercised, 222,763 and 336,379 options to purchase common stock were forfeited, and 253,092 and 282,300 shares of restricted stock vested, respectively.

5. EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Antidilutive securities are excluded from

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. EARNINGS PER SHARE (Continued)

diluted EPS. EPS for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Reconciliation of net income (loss) for dilutive computation:
Net income (loss) for dilutive computation	$2,132	$48,451	$(2,395)	$73,396

Basic income (loss) per common share:
Weighted average common shares outstanding	82,718,731	80,253,555	82,603,666	79,761,491

Basic income (loss) per common share	$0.03	$0.60	$(0.03)	$0.92

Diluted income (loss) per common share:
Weighted average common shares outstanding
Dilutive effect of stock options	948,148	3,068,111	—	2,865,739
Dilutive effect of unvested stock	73,903	364,442	—	438,948

Weighted average diluted common shares outstanding	83,740,782	83,686,108	82,603,666	83,066,178

Diluted income (loss) per common share	$0.03	$0.58	$(0.03)	$0.88

        For the three months ended June 30, 2008, there were options outstanding to purchase 7.1 million shares of the Company's common stock with a weighted-average exercise price per share of $10.84, which could potentially dilute EPS in the future, but which were not included in diluted EPS as their effect was antidilutive. Since the Company reported a net loss for the six months ended June 30, 2008, the dilutive effect of stock options and awards were not included in the computation of diluted EPS because their inclusion would have been antidilutive. For both the three and six months ended June 30, 2007, there were options outstanding to purchase 263,000 shares of the Company's common stock with a weighted-average exercise price per share of $42.61, which could potentially dilute basic EPS in the future, but which were not included in diluted EPS as their effect was antidilutive.

6. INVENTORIES

        Inventories by major classification are as follows (in thousands):

	June 30, 2008	December 31, 2007
Finished goods	$197,603	$224,658
Work-in-progress	209	3,346
Raw materials	22,362	20,387

	$220,174	$248,391

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. INVENTORIES (Continued)

        In the three months ended June 30, 2008, the Company recorded approximately $7.2 million in obsolescence expense related to the write down of its inventory. The Company recognized this charge due to the decline in demand of certain shoe styles experienced during the second quarter. Management will continue to monitor the inventory on an ongoing basis and make adjustments, if deemed necessary, based on market demands. The charge is reported in the cost of sales line item in the condensed consolidated statement of operations for the three and six months ended June 30, 2008.

7. PROPERTY AND EQUIPMENT

        Property and equipment includes the following (in thousands):

	June 30, 2008	December 31, 2007
Machinery and equipment	$112,042	$103,049
Leasehold improvements	16,898	12,322

Subtotal	128,940	115,371
Less: Accumulated depreciation	(32,078)	(27,187)

	$96,862	$88,184

        In the three months ended June 30, 2008, the Company recorded an impairment on certain fixed assets, primarily related to shoe molds, in the amount of $2.9 million based on current estimated fair market value. These charges are necessary as the molds relate to shoe styles the Company either no longer intends to manufacture or styles for which more molds are on hand than necessary to meet projected demand. These charges are represented in the impairment charges line item of our condensed consolidated statement of operations for the three and six months ended June 30, 2008.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. GOODWILL AND INTANGIBLE ASSETS

        The following table summarizes the Company's identifiable intangible assets as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Patents, copyrights, and trademarks	$9,384	$492	$8,892	$4,344	$201	$4,143
Customer relationships	6,402	3,027	3,375	5,437	2,437	3,000
Core technology	4,789	3,833	956	4,931	3,455	1,476
Non-competition agreement	636	403	233	636	339	297
Capitalized software	29,385	2,977	26,408	24,177	1,612	22,565

Total finite lived intangible assets	$50,596	10,732	$39,864	$39,525	$8,044	$31,481
Indefinite lived intangible assets:
Jibbitz trade name	$153	$—	$153	$153	$—	153

Total intangible assets	$50,749	$10,732	$40,017	$39,678	$8,044	$31,634

        On January 31, 2007, the Company acquired substantially all of the assets of Ocean Minded, LLC ("Ocean Minded") for $1.75 million in cash, plus a potential earn-out of up to $3.75 million based on Ocean Minded attaining certain earnings targets over a three year period. Ocean Minded is a designer and manufacturer of high quality leather and EVA based sandals primarily for the beach, adventure and action sports markets. The Company recorded $600,000 in customer relationships and $953,000 in goodwill on the date of acquisition for Ocean Minded.

        On July 27, 2007, the Company acquired all of the assets of Bite, LLC ("Bite") for $1.75 million in cash and the assumption of $1.3 million in debt, plus a potential earn out of up to $1.75 million based on Bite achieving certain earnings targets over a three year period. Bite is a designer and manufacturer of comfortable and supportive performance shoes and sports sandals sold worldwide in five categories including, golf, adventure, healthy lifestyle, travel and water sports. The Company recorded $512,000 in customer relationships and $530,000 in goodwill on the date of acquisition for Bite.

        On April 1, 2008, the Company acquired substantially all of the assets of Tidal Trade, Inc ("Tidal Trade"), the Company's third party distributor in South Africa, for $4.6 million. The Company recorded $1.4 million in customer relationships on the date of acquisition. As part of the acquisition, the Company repurchased inventory previously sold to Tidal Trade, and accordingly recognized a reduction of revenue of approximately $2.1 million. The Company is still evaluating the allocation of purchase price.

        On April 2, 2008, the Company acquired substantially all of the assets of Tagger International B.V. ("Tagger"), a private limited liability company incorporated under the laws of The Netherlands. Tagger was partially owned by the Managing Director of Crocs Europe B.V. Tagger manufacturers messenger bags which are made out of truck tarpaulin and utilize removable flap functionality. The Company acquired all of the assets of Tagger for $2.0 million, of which approximately $90,000 was assigned to the

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. GOODWILL AND INTANGIBLE ASSETS (Continued)

inventory and the remaining $1.9 million was assigned to the value of the Tagger tradename on the date of acquisition. The Company is still evaluating the allocation of purchase price.

        The Company's goodwill balance of $23.1 million and $23.8 million as of June 30, 2008 and December 31, 2007, respectively, relates predominately to the acquisitions of Ocean Minded and Bite in 2007, Jibbitz, LLC ("Jibbitz") in 2006 and Foam Creations, Inc. ("Foam Creations"), in 2004.

        In June 2008, the Company decided to close Fury, Inc. ("Fury") after efforts to sell the entity did not materialize. As a result, the Company wrote-off the remaining customer relationships intangible asset and trademarks of $250,000 in the three months ended June 30, 2008, which was in addition to the write-off of the goodwill balance of $1.0 million in the three months ended March 31, 2008.

        On July 24, 2008, the Company announced a downward revision of its second quarter 2008 and 2008 fiscal year end results guidance. Subsequent to this announcement, the Company's stock price decreased substantially, which is a potential indicator of impairment under the guidance of FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Refer to Footnote 18—Subsequent Events for further discussion.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company has adopted FASB Statement No. 157 Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact of the adoption of SFAS 157 to the condensed consolidated financial statements as of June 30, 2008. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

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

        The Company has entered into foreign exchange derivative contracts, which are measured based on the foreign currency spot rates quoted by the banks, which fall into the Level 2 category under the guidance of SFAS 157. The fair market value of these contracts was $117,000 as of June 30, 2008. The Company entered into forward exchange contracts in the three and six months ended June 30, 2007, but there was no mark-to-market impact. As of June 30, 2007 the Company held short-term investments consisting exclusively of auction rate securities, which were classified as available-for-sale and were reported at fair value. There were no gains or losses (realized or unrealized) during the three or six months ended June 30, 2007 related to these investments.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The Company recorded a gain of $137,000 and $170,000 for the three and six months ended June 30, 2008, respectively, under other income (expense) in the condensed consolidated statement of operations for the changes in the fair value of its financial instruments.

10. ASSETS HELD FOR SALE

        Assets held for sale totaled $1.1 million as of June 30, 2008 and consisted of fixed assets we have determined to sell as part of our restructuring activities. The $1.1 million total was recorded at its estimated net realizable value and is comprised of industrial and footwear production equipment used in the Company's Canadian manufacturing facilities. There were no assets held for sale as of December 31, 2007.

11. ACCRUED EXPENSES AND CURRENT OTHER LIABILITIES

        Accrued expenses and other liabilities include the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued compensation and benefits	$16,733	$22,416
Professional services	5,868	5,625
Fulfillment and freight and duties	8,880	4,065
Sales/Use and VAT taxes payable	5,837	2,573
Accrued purchase price related to Jibbitz/Bite/Tidal Trade	5,332	3,429
Other	17,338	19,138

	$59,988	$57,246

12. RESTRUCTURING ACTIVITIES

        On April 14, 2008, the Company announced its intent to restructure its North American Operations. In connection with these actions, the Company has made the decision to cease Canadian manufacturing activities and consolidate Canadian manufacturing and distribution into existing North American operations. The Company has established reserves covering future known obligations of closed manufacturing and distribution operations at its Canada location. These reserves are included in the line item Accrued restructuring charges in the Company's condensed consolidated balance sheets and are recorded under the line item Restructuring charges on the Company's condensed consolidated statement of operations. Reserves at June 30, 2008 were $867,000, which consists of termination benefits and are accounted for in accordance with SFAS 112, Employers' Accounting for Post Employment Benefits—an amendment of FASB Statements No. 5 and 43, and contract termination fees. In addition to this amount, the Company recognized $2.6 million related to the write down of inventory, included within the line item Cost of sales on the Company's condensed consolidated statement of operations, and $10.8 million in asset impairment charges in the six months ended June 30, 2008. The asset impairments taken are comprised of $9.8 million related to the write down of equipment for molds and the write off of Fury goodwill for $1.0 million. The Company continues to evaluate the early termination or subletting of the facilities; however, the Company continues to utilize these facilities. Accordingly, no additional accrual has been made at this time due to the uncertainty in

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. RESTRUCTURING ACTIVITIES (Continued)

how the Company will proceed on these contracts. The Company recorded $1.4 million in the three months ended June 30, 2008 related to early termination costs for operating leases, cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to the United States and Mexico facilities including $901,000 recorded in cost of sales.

        The following table details the changes in all of our restructuring accruals during the six months ended June 30, 2008 (in thousands):

Description	December 31, 2007	Additions	Cash Payments	Adjustments	June 30, 2008
Accruals—fiscal year 2008	$—	$5,014	$(4,147)	$—	$867

13. NOTES PAYABLE

        Notes payable include the following (in thousands):

	June 30, 2008	December 31, 2007
Revolving credit facility	36,900	7,000

	$36,900	$7,000

        On May 14, 2007, the Company entered into a credit agreement with Union Bank of California, N.A. ("Revolving Credit Facility"). The Revolving Credit Facility consisted of a $15.0 million revolving loan facility. Included within the Revolving Credit Facility is $10.0 million available for the issuance of letters of credit. On November 21, 2007, the Company amended the Revolving Credit Facility, increasing the available borrowing amount to $25.0 million.

        On March 6, 2008, the Company entered into a third amendment of the Revolving Credit Facility to increase the borrowing amount to $60.0 million. No financing fees were incurred as part of the amendment. Under the amended Revolving Credit Facility, the Company must satisfy specified financial covenants, such as a minimum level of consolidated EBITDA and a minimum adjusted quick ratio. As of June 30, 2008, the Company was not in compliance with the financial covenants of the Revolving Credit Facility related to the minimum quarterly EBITDA test. The Company has obtained a waiver of such covenants, effective as of June 30, 2008, which required a fee payable to Union Bank in the amount of $40,000. This fee payable addressed charges associated with the covenant violation and those necessary to amend the current agreement.

        On August 7, 2008, the Company entered into a fourth amendment of the Revolving Credit Facility to decrease the borrowing amount to $40.0 million. Refer to Footnote 18—Subsequent Events for further details.

        Borrowings under the Revolving Credit Facility are subject to an interest rate based, at the option of the Company, on (i) a base rate defined as the higher of the Fed Funds rate less 0.50%, or the rate of interest most recently announced by the lender, or (ii) the LIBOR rate plus 0.875%.

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

        The Company guarantees the payment of its third-party manufacturer in China for purchases of material for the manufacture of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $3.3 million at June 30, 2008). The Company evaluates the estimated loss for the guarantee under SFAS No. 5, Accounting for Contingencies ("SFAS 5"), as interpreted by FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. To date, the Company has not made any payments under the guarantee and, as of June 30, 2008, has not recorded a liability related to the guarantee in its financial statements as the Company does not believe the potential obligation under this guarantee is material.

        The Company leases space for certain of its offices, warehouses, vehicles and equipment under leases expiring at various dates through 2026. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Step rents, tenant improvement allowances, rent holidays and other items are factored into the minimum lease payment and recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the balance sheet in accrued expenses.

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

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. OPERATING SEGMENTS AND RELATED INFORMATION (Continued)

        The Company's sales by product line are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Footwear	$201,755	$198,134	$385,922	$327,748
Other	21,015	26,139	35,388	38,527

	$222,770	$224,273	$421,310	$366,275

        The Company has allocated revenues to the geographical locations based on the location of the customer. Geographic information about the United States and international territories is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
United States	$92,631	$115,374	$185,281	$198,365
Canada	8,811	17,484	15,255	26,177
Mexico	1,348	2,703	3,424	4,290

North America Total	102,790	135,561	203,960	228,832
Asia	62,953	37,206	99,995	56,453
Europe	55,601	49,932	110,872	76,353
Other	1,426	1,574	6,483	4,637

	$222,770	$224,273	$421,310	$366,275

Total for countries outside the United States	$130,139	$108,899	$236,029	$167,910

	June 30, 2008	December 31, 2007
Long-lived assets
United States	$57,429	$47,144
Canada	1,281	14,111
Mexico	3,363	2,988

North America Total	62,073	64,243
Asia	10,953	7,793
Europe	19,450	12,379
Other	4,386	3,769

	$96,862	$88,184

Total for countries outside the United States	$39,433	$41,040

        There were no customers that comprised greater than 10% of the consolidated revenues of the Company for the three or six months ended June 30, 2008 and 2007.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$2,132	$48,451	$(2,395)	$73,396
Foreign currency translation	(1,347)	1,123	1,688	1,584

Comprehensive income	$785	$49,574	$(707)	$74,980

17. LEGAL PROCEEDINGS

        On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006 Crocs filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. Crocs' motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc. and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. Crocs filed a petition with the Commission to review this determination. The Commission granted Crocs' petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7-14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. On April 24, 2008, Crocs filed a petition to have the Initial Determination reviewed by the Commission, seeking to have the Initial Determination overturned. On June 18, 2008, the Commission issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs is evaluating whether or not to appeal this decision.

        On April 3, 2006, Crocs filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc.,

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. LEGAL PROCEEDINGS (Continued)

Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd, Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10 based upon certain utility and design patents that were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. Crocs entered into a settlement with Australia Unlimited, and filed a stipulation for dismissal of all claims and counterclaims on January 25, 2007. Crocs has entered into a settlement agreement with D. Myers & Sons, Inc. and has filed with the court related to D. Myers & Sons, Inc. This consent judgment was entered by the court on May 23, 2007. This action has been stayed pending resolution in the ITC proceeding, above. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

        The Company and certain officers and directors have been named as defendants in a complaint filed by an investor in the United States District Court for the District of Colorado on November 8, 2007. The complaint purports to be brought on behalf of a class of all persons who purchased the Company's stock in the market between July 27, 2007 and October 31, 2007 (the "Class Period"). The complaint alleges that defendants made false and misleading public statements about the Company and its business and prospects in press releases and at investor conferences during the Class Period, and that the market price of the Company's stock was artificially inflated as a result. The complaint alleges claims under Section 10(b) and Section 20(a) of the Exchange Act. It seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys' fees and costs of litigation. Other investors later filed similar complaints. All related actions were subsequently consolidated. The Court is currently considering motions for the appointment of lead plaintiff and lead counsel. After the Court appoints lead plaintiff and lead counsel, an amended consolidated complaint will be filed. Thereafter, Crocs will respond to this action. Crocs currently believes the claims lack merit and intends to defend the action vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter, or of the amount or range of potential loss.

        In December 2007, plaintiffs filed a shareholder derivative action in the Colorado District Court for the City and County of Boulder alleging that certain officers and directors of the Company breached their fiduciary duties, wasted corporate assets, and were unjustly enriched. This derivative action purports to state a claim on behalf of the Company. On July 7, 2008, plaintiffs filed an amended complaint. The amended complaint alleges claims that arise from the conduct alleged in the federal shareholder class action and allegations regarding additional statements made by the Company between November 2007 and May 2008. The Company is in the process of responding. The Company currently believes the claims lack merit and intends to defend the action vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter, or of the amount or range of potential loss.

        On March 17, 2008, Cellect LLC and Sentinel Products Corp. filed a complaint against Crocs, Inc. with the U.S. District Court for the Northern District of New York alleging that Crocs' Croslite

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. LEGAL PROCEEDINGS (Continued)

materials infringe U.S. Patent No. 5,932,659. Crocs filed an Answer on July 11, 2008. At this stage it is not possible to calculate the risk of an unfavorable outcome.

        Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, the Company is not party to any other pending legal proceedings the Company believes will have a material adverse impact on its business.

        As of June 30, 2008, the Company has not accrued any amounts related to estimated losses for legal contingencies. While there is a reasonable possibility that certain legal matters may result in an unfavorable outcome and loss, the Company's estimated potential losses, or range of losses, when aggregated, would be immaterial to the financial statements at June 30, 2008.

18. SUBSEQUENT EVENTS

        On August 7, 2008, the Company entered into the fourth amendment of the Revolving Credit Facility. The amendment reduces the available borrowing amount to $40.0 million, accelerates the maturity from May 29, 2009 to December 31, 2008, provides a waiver of covenant defaults effective June 30, 2008 and revises future covenant requirements.

        As amended, the Revolving Credit Facility matures on December 31, 2008. Borrowings under the Revolving Credit Facility are unsecured and bear an interest rate based, at the option of the Company, on (i) a base rate defined as the higher of the Fed Funds plus 1.00%, or the rate of interest most recently announced by the lender, or (ii) the LIBOR rate plus 3.00%.

        On July 24, 2008, the Company announced its revised guidance estimates for both the second quarter of 2008 and the remainder of the 2008 fiscal year. Subsequent to the announcement, the Company's stock price declined significantly. The decline reduced the Company's market capitalization below the Company's carrying value and may require the Company to perform an additional impairment assessment at the end of the third quarter 2008, as this reduction may indicate a possible impairment under the guidance of SFAS 142. The Company performs its annual assessment of goodwill impairment at December 31. The Company will continue to monitor its stock price during the third quarter and may perform additional analyses at the end of the third quarter if the stock price does not recover sufficiently. At June 30, 2008, the Company had $23.1 million of goodwill and $40.0 million of unamortized intangibles on its condensed consolidated balance sheet. If the Company is required to perform an impairment analysis there is a potential for a non-cash charge in the third quarter to recognize impairment losses on some part or all of the Company's goodwill and intangible assets.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. This Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled "Risk Factors" under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent filings. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

        Since the initial introduction and popularity of our Beach and Cayman models, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach and appeal through acquisitions of companies with complementary accessories and other footwear. We continue to actively promote brand recognition through various licensing agreements sponsorships, print and media commercials.

        We currently sell our Crocs-branded products in 100 countries throughout North America, Asia, Europe, South America, Middle East and Africa. We sell our products through domestic and international retailers and distributors and directly to end-user consumers through our web stores, Company-operated retail stores and kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty channels.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

         Revenues.    Revenues decreased to $222.8 million in the three months ended June 30, 2008, from $224.3 million in the three months ended June 30, 2007. The period over period decline is attributable to a significant decrease in revenues in the North American market, offset by increases in revenues in certain other regions. We believe that the revenue decline experienced in the North American market is largely attributable to economic conditions in the United States; namely reduced consumer spending and decreased foot traffic at shopping malls. In addition to the current economic challenges, we also believe that the decline may be attributed to the challenges we face in merchandising our expanded product lines in existing wholesale channels as well as the maturity of our core products in the consumer market and lessening demand for such product.

        The majority of our revenues during the three months ended June 30, 2008 were attributable to our non-classic footwear models, while sales of our classic models, Beach and Cayman, represented 26.4% of total revenues compared to 35.0% in three months ended June 30, 2007. Sales of new 2008 footwear product lines represented approximately 20.9% of our overall revenues for the three months ending June 30, 2008. We intend to continue to diversify our product offering in order to expand our brand. We also intend to segment our product offerings into our various sales channels and to enhance our visual and fixture merchandising platforms in Company-owned and wholesale customers' stores to more effectively display our expanded product portfolio.

        Our Company-owned retail locations, including retail stores, kiosks and outlets, increased to 249 locations at June 30, 2008, which is up from 157 at June 30, 2007. Total revenue from Company-owned retail locations was $36.8 million in the three months ended June 30, 2008, compared to $18.6 million in the three months ended June 30, 2007. We expect revenues from our Company-owned retail stores to increase in the future as we continue to increase the number of our retail locations.

        Our revenues from North America decreased 24.2%, or $32.8 million, to $102.8 million in the three months ended June 30, 2008 compared to $135.6 million in the three months ended June 30, 2007. We believe the decline is reflective of economic conditions in the United States; namely reduced consumer spending and decreased foot traffic at shopping malls. In addition to the current economic challenges, we also believe that the decline may be attributed to the challenges we face in merchandising our expanded product lines in existing wholesale channels as well as the maturity of our core products in the consumer market and lessening demand for such product. We also experienced an increase in sales returns and allowances of $4.5 million, or 145%, to $7.7 million in the three months ended June 30, 2008 from $3.2 million in the three months ended June 30, 2007. The increase in sales returns and allowances is primarily related to returns which enabled our wholesale customers to properly balance their portfolios of our product with respect to size, color and style.

        We increased the number of Company-owned retail locations in North America, including retail stores, kiosks and outlets, to 147 locations at June 30, 2008, which is up from 116 at June 30, 2007. Revenue from Company-owned retail locations was $17.4 million in the three months ended June 30, 2008, compared to $13.1 million in the three months ended June 30, 2007. Our Company-owned retail locations allow us to showcase our entire product offering, which we believe results in better sell through of new product offerings and increased brand awareness. We plan to open additional retail locations in North America in 2008.

        Our revenues in Asia increased 69.4%, or $25.8 million, to $63.0 million in the three months ended June 30, 2008 from $37.2 million in the same period in 2007. The increase is attributable to higher unit sales period over period as we increased our direct sales in China, India and South Africa and expanded our product offering. Additionally, we increased the number of Company-owned retail locations to 86 locations at June 30, 2008, which is up from 41 at June 30, 2007. Revenue from Company-owned retail locations was $17.1 million in the three months ended June 30, 2008, compared to $5.6 million in the three months ended June 30, 2007. The overall increase in revenues in our Asian region was partially offset by an increase in sales returns and allowances of $6.2 million in the three months ended June 30, 2008 from an immaterial amount in the three months ended June 30, 2007. The increase in sales returns and allowances is primarily related to returns which enabled our wholesale customers to properly balance their portfolios of our products with respect to size, color and style. We continue to experience high revenue growth in the Asian market as we expand into new countries and we believe this will continue to be a strong market for us as our business matures in this region.

        Our revenues in Europe increased 11.4%, or $5.7 million, to $55.6 million in the three months ended June 30, 2008 from $49.9 million in the same period in 2007. In the past, we have experienced high revenue growth in the European market as we were expanding our operations and entering into new countries. Although our revenue growth increased overall in this market, we have noted a decline in revenues in certain European countries, particularly in those which represent a more mature market for our products. We believe a portion of this decline is due to an increased number of imitation products that we believe infringe on our intellectual property as well as the maturity of our core products in the consumer market and lessening demand for such product. We expect to continue aggressively defending our intellectual property rights in the European and other markets to mitigate this impact. Additionally, we noted an increase in sales returns and allowances of $4.4 million, or 400%, to $5.5 million in the three months ended June 30, 2008 from $1.1 million in the three months ended June 30, 2007. The increase in sales returns and allowances is primarily related to returns which enabled our wholesale customers to properly balance their portfolios of our products with respect to size, color and style. As of June 30, 2008, we operated 10 retail locations in Europe versus none in the same period of 2007. Revenue from Company-owned retail locations was $2.3 million in the three months ended June 30, 2008.

        During the three months ended June 30, 2008, we experienced favorable foreign currency exchange rates in our business versus the same period in 2007. The exchange rate variance period over period contributed $14.9 million to our consolidated revenue. We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period.

         Gross profit.    Gross profit decreased 31.5%, or $41.6 million, to $90.3 million in the three months ended June 30, 2008, from $131.9 million in the three months ended June 30, 2007. This decrease in our gross profit was primarily attributable to excess capacity in our Company-owned manufacturing and distribution facilities, which are recognized in our results as period costs. In addition, during the three months ended June 30, 2008, we incurred additional inventory write-downs, higher freight charges incurred which were capitalized in prior periods and are now impacting the results as we sell through the higher cost products, and experienced a change in our sales mix to include products with lower profit margins.

        During the three months ended June 30, 2008, we incurred inventory write-downs of approximately $7.2 million, representing 3.2% of the decrease in our overall gross profit as a percentage of sales compared to $200,000 in the three months ended June 30, 2007. The write-downs were recognized to reduce excess inventories of products in our existing product line or discontinued products to their estimated net realizable value. Additionally, approximately $901,000 was charged to cost of sales related to our shut down of the Canadian manufacturing facility.

        The total impact to our gross margin due to functional currency differences period over period was $10.8 million in the three months ended June 30, 2008, which is comprised of the $14.9 million revenue increase offset by an increase in cost of sales of $4.1 million. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period.

        Management is currently evaluating its operating expenses in light of the decrease in revenues in the three months ended June 30, 2008 when compared to the same period of the prior year. Expense reductions under consideration include personnel cost reductions, warehouse space reductions, and modifications of vendor terms.

         Selling, general and administrative expenses.    Selling, general and administrative expense increased 42%, or $26.4 million, to $89.9 million in the three months ended June 30, 2008, from $63.5 million in the three months ended June 30, 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 40.3% for the three months ended June 30, 2008 from 28.3% for the three months ended June 30, 2007. This increase was primarily attributable to an increase in marketing expenses of $5.2 million, which is largely related to our increase in corporate sponsorships such as the AVP Crocs Tour and college sponsorships, an increase in sales expenses of $2.6 million, increases in building expenses of $5.4 million related to additional retail and office space, and increases in professional and consulting fees of approximately $9.1 million, primarily as a result of increased legal fees for ongoing litigation.

        The total impact to our selling, general and administrative expenses due to functional currency differences period over period was an increase of $4.3 million. We expect that operations at consolidated companies with functional currencies other than the U.S. dollar will continue to represent a substantial portion of our overall business. Accordingly, changes in foreign currency exchange rates could materially affect our overall selling, general and administrative expenses, or the comparability of our selling, general and administrative expenses from period to period.

        Management is currently evaluating its operating expenses, including selling, general and administrative expenses in light of the decrease in revenues in the three months ended June 30, 2008 when compared to the same period of the prior year. Expense reductions under consideration include, personnel cost reductions, office space reductions and discontinuing certain sponsorship and consulting arrangements. Management's cost reduction plan may include some or all of the aforementioned considered actions.

         Restructuring and impairment charges.    Restructuring charges were $470,000 in the three months ended June 30, 2008 compared to none in the same period a year ago. On April 14, 2008, we announced our decision to restructure our North American operations. This decision included the closure of our Canadian manufacturing facility and the consolidation of Canadian distribution activities into other existing North American operations. During the three months ended March 31, 2008, we established reserves covering future known obligations related to the closure of our Canadian manufacturing operations and the move of our Canadian distribution operations. These reserves are included in the line item "Accrued restructuring charges" in our condensed consolidated balance sheets and are recorded under the line item "Restructuring charges" on our condensed consolidated statement of operations. Reserves remaining at June 30, 2008 were $867,000, which consists of termination benefits and are accounted for in accordance with SFAS 112, Employers' Accounting for Post Employment Benefits—an amendment of FASB Statements No. 5 and 43 and contract termination costs.

In addition to that reserve amount, we recorded a total of $1.4 million in the three months ended June 30, 2008 related to early termination costs for certain equipment operating leases, cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to the United States and Mexico facilities, of which $901,000 was included within the line item cost of sales. We continue to evaluate options for early termination or subletting of our facility operating leases, but as of June 30, 2008 had not established a firm "cease use" date. Accordingly, no additional accrual has been made at this time related to the abandonment of facilities under operating leases.

        We believe that the potential savings in cost of goods sold achieved through lower depreciation and reduced employee expenses as a result of our restructuring plan will be offset by a marginal increase in cost as these activities are transitioned to other North American operations. The quantification of actual savings achieved on an ongoing basis will depend on this offset, which we are unable to reliably estimate at this time.

        In addition to the above restructuring charges, we have also recognized an impairment on certain fixed assets, primarily related to shoe molds, in the amount of $2.9 million. We believe these charges are necessary as the molds relate to shoe styles that we either no longer intend to manufacture or styles for which we have more molds on hand than necessary to meet projected demand.

         Interest expense.    Interest expense was $598,000 in the three months ended June 30, 2008, compared to $51,000 in the three months ended June 30, 2007, an increase of $547,000. The increase in interest expense is due to additional interest charged on increased borrowings against our line of credit.

         Other (income) expense.    Other expense was $314,000 in the three months ended June 30, 2008, compared to income of $399,000 in the three months ended June 30, 2007, which resulted primarily from a decrease in interest bearing cash and cash equivalents and an increase in the line of credit in the three months ended June 30, 2008 over the same period in 2007.

         Income tax expense (benefit).    During the three months ended June 30, 2008, we recognized an income tax benefit of $6.0 million on a pre-tax loss of $3.9 million, representing an effective income tax benefit rate of 155.3%, compared to income tax expense of $20.4 million on pre-tax income of $68.8, representing an effective income tax expense rate of 29.6% in the three months ended June 30, 2007. Our effective tax rate in the three months ended June 30, 2008 increased when compared to the effective tax rate in the three months ended June 30, 2007 primarily due to enacted statutory tax rates being higher in jurisdictions where we recognized benefits on pre-tax losses than the enacted statutory tax rates in jurisdictions where we recognized income tax expenses on pre-tax income.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

         Revenues.    Revenues increased to $421.3 million in the six months ended June 30, 2008, from $366.3 million in the six months ended June 30, 2007. The period over period increase is primarily attributable to increases in our European and Asia regions, partially offset by a decrease in revenues in the North American market. We believe that the revenue decline experienced in the North American market is largely attributable to economic conditions in the United States; namely reduced consumer spending and decreased foot traffic at shopping malls. In addition to the current economic challenges, we also believe that the decline in North American markets may be attributed to the challenges we face in merchandising our expanded product lines in existing wholesale channels as well as the maturity of our core products in the consumer market and lessening demand for such product.

        The majority of our revenues during the six months ended June 30, 2008 were attributable to our non-classic footwear models, while sales of our classic models, Beach and Cayman, represented 27.4% of total revenues compared to 36.0% in the six months ended June 30, 2007. Sales of new 2008 footwear product lines represented approximately 16.0% of our overall revenues for the six months ending June 30, 2008. We intend to continue to diversify our product offering in order to expand our brand into additional market demographics. We also intend to segment our product offerings into our various sales channels and to enhance our visual and fixture merchandising platforms in Company- owned and wholesale customers' stores to more effectively display our expanded product portfolio.

        Our Company-owned retail locations, including retail stores, kiosks and outlets, increased to 249 locations at June 30, 2008, which is up from 157 at June 30, 2007. Total revenue from Company-owned retail locations was $55.0 million in the six months ended June 30, 2008, compared to $27.1 million in the six months ended June 30, 2007. We expect revenues from our Company-owned retail stores to increase in the future as we continue to increase the number of our retail locations.

        Our revenues from North America decreased 10.8%, or $24.8 million, to $204.0 million in the six months ended June 30, 2008 compared to $228.8 million in the six months ended June 30, 2007. We believe the decline is reflective of economic conditions in the United States; namely reduced consumer spending and decreased foot traffic at shopping malls. In addition to the current economic challenges, we also believe that the decline in revenues may be attributed to the challenges we face in merchandising our expanded product lines in existing wholesale channels as well as the maturity of our core products in the consumer market and lessening demand for such product. We also experienced an increase in sales returns and allowances of $11.0 million, or 255.0%, to $15.3 million in the six months ended June 30, 2008 from $4.3 million in the six months ended June 30, 2007. The increase in sales returns and allowances is primarily related to returns which enabled our wholesale customers to properly balance their portfolios of our product with respect to size, color and style.

        We increased the number of Company-owned retail locations in North America, including retail stores, kiosks and outlets, to 147 locations at June 30, 2008, which is up from 116 at June 30, 2007. Revenue from Company-owned retail locations was $27.9 million in the six months ended June 30, 2008, compared to $19.8 million in the six months ended June 30, 2007. Our Company-owned retail locations allow us to showcase our entire product offering, which we believe results in better sell through of new product offerings and increased brand awareness. We plan to open additional retail locations in North America in 2008.

        Our revenues in Asia increased 77.0%, or $43.5 million, to $100.0 million in the six months ended June 30, 2008 from $56.5 million in the same period in 2007. The increase is attributable to higher unit sales period over period as we increased our direct sales in China, India and South Africa and expanded our product offering. Additionally, we increased the number of Company-owned retail locations to 86 locations at June 30, 2008, which is up from 41 at June 30, 2007. Revenue from Company-owned retail locations was $24.3 million in the six months ended June 30, 2008, compared to $7.2 million in the six months ended June 30, 2007. The overall increase in revenues in our Asian region was partially offset by an increase in sales returns and allowances of $8.8 million in the six months ended June 30, 2008 from an immaterial amount in the six months ended June 30, 2007. The increase in sales returns and allowances is primarily related to returns which enabled our wholesale customers to properly balance their portfolios of our product with respect to size, color and style. We continue to experience high revenue growth in the Asian market as we expand into new countries and we believe this will continue to be a strong market for us as our business matures in this region.

        Our revenues in Europe increased 45.2%, or $34.5 million, to $110.9 million in the six months ended June 30, 2008 from $76.4 million in the same period in 2007. In the past, we have experienced high revenue growth in the European market as we were expanding our operations and entering into new countries. Although our revenue growth increased overall in this market, we have noted a decline in revenues in certain European countries, particularly in those which represent a more mature market for our products. We believe a portion of this decline is due to an increased number of imitation products that we believe infringe on our intellectual property. We expect to continue aggressively defending our intellectual property rights in the European and other markets to mitigate this impact. Additionally, we noted an increase in sales returns and allowances of $8.0 million, or 421.1%, to

$9.9 million in the six months ended June 30, 2008 from $1.9 million in the six months ended June 30, 2007. The increase in sales returns and allowances is primarily related to returns which enabled our wholesale customers to properly balance their portfolios of our products with respect to size, color and style. As of June 30, 2008 we operated 10 retail locations in Europe versus none in the same period of 2007. Revenue from Company-owned retail locations was $2.8 million in the six months ended June 30, 2008.

        During the six months ended June 30, 2008, we experienced favorable foreign currency exchange rates in our business versus the same period in 2007. The foreign currency exchange rate changes period over period contributed $27.3 million to our consolidated revenues. We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period.

         Gross profit.    Gross profit decreased 18.9%, or $40.9 million, to $175.5 million in the six months ended June 30, 2008, from $216.4 million in the six months ended June 30, 2007. This decrease in our gross profit was primarily attributable to excess capacity in our Company-owned manufacturing and distribution facilities, which are recognized in our results as period costs. In addition, during the six months ended June 30, 2008, we incurred additional inventory write-downs, higher freight charges incurred which were capitalized in prior periods and are now impacting the results as we sell through the higher cost products, and experienced a change in our sales mix to include products with lower profit margins.

        During the six months ended June 30, 2008, we incurred inventory write-downs of approximately $9.8 million, representing 2.3% of the decrease in our overall gross profit as a percentage of sales compared to $200,000 in six months ended June 30, 2007. The write-downs were recognized to reduce excess inventories of products in our existing product line or discontinued products to their estimated net realizable value. Additionally, approximately $901,000 was charged to cost of sales related to our shut down of the Canadian manufacturing facility.

        The total impact to our gross margin due to functional currency differences period over period was $19.1 million in the six months ended June 30, 2008, which is comprised of the $27.3 million revenue increase offset by an increase in cost of sales of $8.2 million. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period

        Management is currently evaluating its operating expenses in light of the decrease in revenues in the six months ended June 30, 2008 when compared to the same period of the prior year. Expense reductions under consideration include personnel cost reductions, warehouse space reductions, and modifications of vendor terms.

         Selling, general and administrative expenses.    Selling, general and administrative expense increased 50.5%, or $56.0 million, to $166.8 million in the six months ended June 30, 2008, from $110.8 million in the six months ended June 30, 2007. This increase was primarily attributable to higher costs required to support increased sales volumes and Company-owned locations, including an increase in marketing expenses of $15.3 million, which is largely related to our increase in corporate sponsorships such as the AVP Crocs Tour and college sponsorships, on increase in sales expense of $5.6 million, increases in building expenses of $9.8 million related to additional retail and office space, increase in transaction gains on foreign currency of $7.1 million, and increases in personnel expenses of $8.5 million due to our growth and expanding operations. In addition, professional and consulting fees increased approximately $13.6 million, primarily as a result of increased legal fees related to ongoing litigation.

        The total impact to our selling, general and administrative expenses due to functional currency differences period over period was an increase of $6.9 million. We expect that operations at consolidated companies with functional currencies other than the U.S. dollar will continue to represent a substantial portion of our overall business. Accordingly, changes in foreign currency exchange rates could materially affect our overall selling, general and administrative expenses, or the comparability of our selling, general and administrative expenses from period to period.

        Management is currently evaluating its operating expenses, including selling, general and administrative expenses in light of the decrease in revenues in the six months ended June 30, 2008 when compared to the same period of the prior year. Expense reductions under consideration include, personnel cost reductions, office space reductions and discontinuing certain sponsorship and consulting arrangements. Management's cost reduction plan may include some or all of the aforementioned considered actions.

         Restructuring and impairment charges.    Restructuring and impairment charges were $4.3 million and $13.7 million, respectively, in the six months ended June 30, 2008 compared to no charges in the same period a year ago. On April 14, 2008, we announced our decision to restructure our North American operations. This decision included the closure of our Canadian manufacturing facilities and the consolidation of Canadian distribution activities into other existing North American operations. During the three months ended March 31 2008, we established reserves covering future known obligations related to the closure of our Canadian manufacturing operations and the move of our Canadian distribution operations. These reserves are included in the line item "Accrued restructuring charges" in our condensed consolidated balance sheets and are recorded under the line item "Restructuring charges" on our condensed consolidated statement of operations. Reserves at June 30, 2008 were $867,000, which consists entirely of termination benefits and are accounted for in accordance with SFAS 112, Employers' Accounting for Post Employment Benefits—an amendment of FASB Statements No. 5 and 43 and contract termination costs. In addition to this amount, we recorded a total of $1.4 million in the three months ended June 30, 2008 related to early termination costs for certain equipment operating leases, cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to the United States and Mexico facilities, of which $901,000 was included within the line item cost of sales. We continue to evaluate options for early termination or subletting of our facility operating leases, but as of June 30, 2008 had not established a firm "cease use" date. Accordingly, no additional accrual has been made at this time related to the abandonment of facilities under operating leases.

        We believe that the potential savings in cost of goods sold achieved through lower depreciation and reduced employee expenses as a result of our restructuring plan will be offset by a marginal increase in cost as these activities are transitioned to other North American operations. The quantification of actual savings achieved on an ongoing basis will depend on this offset, which we are unable to reliably estimate at this time.

        In addition to the above charges taken, we have also recognized an impairment on certain fixed assets, primarily related to shoe molds, in the amount of $2.9 million. We believe these charges are necessary because the molds relate to shoe styles that we either no longer intend to manufacture or styles for which we have more molds on hand than necessary to meet projected demand.

         Interest expense.    Interest expense was $971,000 in the six months ended June 30, 2008, compared to $115,000 in the six months ended June 30, 2007, an increase of $856,000. The increase in interest expense is due to additional interest charged on increased borrowings against our line of credit.

         Other (income) expense.    Other income was $47,000 in the six months ended June 30, 2008, compared to income of $915,000 in the six months ended June 30, 2007, which resulted primarily from a decrease in interest bearing cash and cash equivalents and an increase in the line of credit in the six months ended June 30, 2008 over the same period in 2007.

         Income tax expense (benefit).    During the six months ended June 30, 2008, we recognized an income tax benefit of $7.9 million on a pre-tax loss of $10.3 million, representing an effective income tax benefit rate of 76.7%, compared to income tax expense of $33.0 million on pre-tax income of $106.4 million, representing an effective income tax expense rate of 31.0% in the six months ended June 30, 2007. Our effective tax rate in the quarter ended June 30, 2008 increased when compared to the effective tax rate in the quarter ended June 30, 2007 primarily due to enacted statutory tax rates being higher in jurisdictions where we recognized benefits on pre-tax losses than the enacted statutory tax rates in jurisdictions where we recognized income tax expenses on pre-tax income.

Liquidity and Capital Resources

        We experienced rapid growth in our revenues and earnings over the three years ended December 31, 2007. As the result of our rapid growth and in anticipation that our growth would continue in 2008, we made substantial investments in our inventory, global infrastructure, personnel and property plant and equipment, such as molds, tooling and manufacturing equipment. Our revenues for the six month period ended June 30, 2008 were $421.3 million, representing an increase of 15.0% or $55.0 million when compared to revenues of $366.3 million for the six month period ended June 30, 2007. Our revenues for the three months ended June 30, 2008 were approximately $222.8 million representing a decrease of $1.5 million when compared to revenues of $224.3 million for the quarter ended June 30, 2007. The overall moderation of our growth in the six month period ended June 30, 2008 and the decrease in the revenues for the quarter ended June 30, 2008 when compared to the same periods in 2007 represent a substantial change of trends in our business. Additionally, we may not experience growth and may experience decreases in revenues for the remainder of fiscal 2008. This change in trends, coupled with the decisions to build infrastructure to support levels of growth that we have not realized during 2008, could place additional demands on our capital resources and liquidity.

        As of June 30, 2008, we had $51.2 million in cash and cash equivalents compared to $36.3 million as of December 31, 2007. The significant components of our working capital are cash, accounts receivable and inventory, reduced by accounts payable and accrued expenses. Capital requirements related to manufacturing include compounding and injection molding equipment for facilities that we operate, and footwear molds used in facilities operated by us or purchased for our third-party manufacturers as well as software development and other infrasture improvements.

        Cash provided by operating activities consists primarily of net income or net loss adjusted for certain non-cash items including depreciation, amortization, deferred income taxes, provision for bad debts, stock compensation expense and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2008 was $26.5 million, which resulted from a net loss of $2.4 million, less non-cash items related to the asset impairment charges due to the restructuring of our Canadian manufacturing operations and fixed asset charges of $13.7 million. Additional non-cash items include, depreciation and amortization of $17.4 million, share-based compensation expense of $10.8 million, and $2.4 million in excess tax benefit on share-based compensation, and changes in working capital resulting from decreases in accounts receivable of $29.8 million, a decrease in inventory of $35.8 million, and a decrease in accounts payable and accrued expenses and other liabilities of $48.1 million. During the six months ended June 30, 2008, we have focused efforts on reducing our accounts receivable and inventory which we expect to continue going forward. Cash provided by operating activities in the six months ended June 30, 2007 was $22.9 million and was primarily related to net income of $73.4 million plus non-cash items of depreciation and amortization of $7.5 million, unrealized foreign exchange gain of $2.0 million and share-based compensation of $9.7 million, partially offset by increases in working capital resulting from increases in inventory of $29.4 million and accounts receivable of $51.6 million.

        Our inventories decreased to $220.2 million at June 30, 2008 from $248.4 million as of December 31, 2007. In 2007, we focused on expanding our footwear and accessories product lines and ensuring availability for projected sales. In 2008, as the result of less than previously anticipated sales, we have been actively managing our inventory levels through decreased production as well as actively selling through our existing inventory with the goals of decreasing inventories and increasing our cash position. We expect that new product introductions, limitations on production capacities and seasonal variations may cause our inventory to increase or decrease materially in the future as we adjust to meet changing market conditions. We believe that our inventory levels will continue to decrease over the remaining quarters of 2008 due to projected sales and inventory management plans for the remainder of the fiscal year. We also wrote down our inventory by $7.2 million in the three months ended June 30, 2008. The write-downs were recognized to reduce excess inventories of products in our existing product line or discontinued products to their net realizable value.

        Our accounts receivable decreased to $128.1 million at June 30, 2008 from $152.9 million as of December 31, 2007. This decrease of $24.8 million is due to success in shortening our collections timeframe in order to improve our cash flow position.

        Our accounts payable and accrued expenses and other liabilities decreased to $101.1 million at June 30, 2008 from $140.2 million as of December 31, 2007. This decrease of $39.1 million is due to more aggressive payables management. Additionally, the decrease is attributable to reductions in spending activities and inventory purchases.

        We anticipate that operating activities will provide sufficient cash for our operations in future periods. However, seasonal variations in product demand and the associated changes in operating assets and liabilities in response to such seasonal variations may directly and adversely affect our cash flows from operating activities. Accordingly, cash flows from operating activities for any period are not necessarily indicative of cash flows from operating activities to be expected for any other period. We are actively reviewing our expenses to ensure that future operations reflect expenses, both in cost of sales and sales, general and administrative expenses, which are consistent with our top line revenues. As such, we will continue to evaluate the need for additional restructuring of our business in order to meet this objective. Any such restructuring activities may have a material impact on our cash flows and capital resources.

        Cash used in investing activities for the six months ended June 30, 2008 was $43.8 million, which resulted from capital expenditures for shoe molds, machinery and equipment of $27.8 million, $7.1 million related to the upgrade and expansion of our information technology systems and $5.3 million for acquisitions, net of cash received. Cash used in investing activities for the six months ended June 30, 2007 was $34.4 million, which resulted from,capital expenditures for molds, machinery and equipment of $24.7 million, $4.2 million related to the upgrade and expansion of our information technology systems, net purchases of investments of $2.1 million and $2.7 million for acquisitions, net of cash received.

        We intend to expand our footwear and accessories product offerings and to increase the number of Company-owned retail locations. Our plans will require us to make ongoing capital investments in molds and other tooling equipment related to manufacturing new products as well as those related to opening additional retail stores We plan to continue to selectively invest in information technology systems that will increase efficiencies as well as increase the operating effectiveness of our manufacturing, warehousing, and distribution operations. Additionally, we expect to continue to invest in our global information systems infrastructure to further strengthen our management information and financial reporting capabilities.

        Over the past two years we have developed or acquired businesses, such as Jibbitz, Bite, Ocean Minded and EXO, an Italian producer of EVA based finished products, and we may acquire other business in the future that we believe are complementary to our own. On June 26, 2007 we amended the membership interest purchase agreement ("Purchase Agreement") with Jibbitz, to amend the terms of the potential earn-out consideration included in the Purchase Agreement. The amendment removed the earnings targets for payment of the earn-out with $3.5 million payable on the effective date of the amended Purchase Agreement and the remaining $6.5 million payable over the following thirteen months, for a total payment of $10.0 million. We have approximately $500,000, in remaining accrued additional purchase price for Jibbitz as of June 30, 2008, which is to be paid out in monthly payment installments, which ended in July 2008. The agreements for the acquisitions of Ocean Minded and Bite contain contingent earn-out amounts of up to $3.75 million and $1.75 million, respectively, which are required to be paid as an additional cost of the acquisition if the business units achieve certain specified earnings targets in future periods. As of June 30, 2008 we have accrued an additional $70,000 in relation to the Bite earn-out and no amounts have been earned in relation to the Ocean Minded acquisition as earning targets were not achieved.

        In April 2008, we acquired substantially all of the assets of Tidal Trade, Inc ("Tidal Trade"), our third party distributor in South Africa for $4.6 million and acquired substantially all of the assets of Tagger International B.V. ("Tagger"), a private limited liability company incorporated under the laws of The Netherlands for $2.0 million. Tagger was partially owned by the Managing Director of Crocs Europe B.V. There are no contingent earn-out provisions related to these two acquistions.

        We have entered into various sponsorship agreements and operating leases that require cash payments on a specified schedule. We plan to continue to enter into operating leases related to our retail stores. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating leases contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

        Cash provided by financing activities was $35.5 million for the six months ended June 30, 2008, which resulted from net proceeds from notes payable of $29.8 million, exercises of stock options of $3.2 million and excess tax benefit on share-based compensation of $2.4 million. Cash provided by financing activities was $29.6 million for the six months ended June 30, 2007, which resulted primarily from exercises of stock options of $8.6 million and excess tax benefit on share-based compensation of $21.2 million. The increase period over period is primarily due to increased borrowings on our credit facility, as well as exercises of stock options of $3.2 million and excess tax benefit on share-based compensation of $2.4 million.

        On March 6, 2008 we entered into a third amendment on our revolving credit facility that provides for an increase in our borrowing facility from $50.0 million to $60.0 million. As of June 30, 2008, we were not in compliance with the financial covenants of the credit facility related to the minimum quarterly EBITDA test. We obtained a waiver of such covenants effective at June 30, 2008, which required a fee payable to the lender in the amount of $40,000.

        On August 7, 2008, we entered into the fourth amendment of the Revolving Credit Facility. The amendment reduces the available borrowing amount to $40.0 million, accelerates the maturity from May 29, 2009 to December 31, 2008, provides a waiver of covenant defaults effective June 30, 2008 and revises future covenant requirements.

        The Revolving Credit Facility matures on December 31, 2008. Borrowings under the Revolving Credit Facility are unsecured and bear an interest rate based, at our option of, on (i) a base rate defined as the higher of the Fed Funds plus 1.00%, or the rate of interest most recently announced by the lender, or (ii) the LIBOR rate plus 3.00%.

        We anticipate that cash flows from operations and our credit facility will be sufficient to meet the ongoing needs of our existing business through December 31, 2008. However, in order to provide liquidity beyond December 31, 2008, we intend to explore alternatives for a new borrowing arrangement or an extension of the existing credit facility. We may also explore other sources for capital to meet our ongoing needs. There can be no assurance that any such capital will be available to us on acceptable terms or at all. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Seasonality

        Due to our significant sales growth since our inception, coupled with our limited operating history, there is still uncertainty in the degree to which sales of our footwear products will be subject to seasonality. We expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variations. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. However, our introduction of footwear models that are more suitable for cold weather uses, such as the Mammoth, Endeavor, Georgie, All Terrain, Snowmini, and YOU by Crocstm styles offset our risk for seasonality, we experienced 30% of revenues due to cold weather models in the year ended December 31, 2007. Sales during the second calendar quarter are principally geared towards meeting the demand for the summer and fall months. Accordingly, 61% of our revenues during the three months ended June 30, 2008 were attributable to our footwear styles more suitable for warm weather. As we broaden our product offering and establish a strong presence globally, we hope to limit the effects of seasonality on our business. Our quarterly results of operations may fluctuate, however, as a result of a variety of other factors, including the timing of new model introductions and availability or general economic and consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may fluctuate.

Critical Accounting Policies and Estimates

        For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated by reference herein. As of June 30, 2008, there were no significant changes in those critical accounting policies or estimation procedures other than as discussed below.

         Restructuring Charges.    We recognize restructuring charges related to our plans to close manufacturing and administrative facilities according to SFAS No. 112, Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43. In connection with these activities, we recognize restructuring charges for employee termination costs, long-lived asset impairment and other restructuring-related costs.

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

         Goodwill Impairments.    Our common stock price as quoted on the NASDAQ Global Select Market declined significantly subsequent to the announcement on July 24, 2008 that we revised downward our guidance estimates for both the second quarter 2008 and the remainder of the 2008 fiscal year. The decline reduced our market capitalization below our carrying value and may require us to perform an additional impairment assessment at the end of the third quarter 2008, as this reduction may indicate a possible impairment under the guidance of SFAS 142. We perform our annual assessment of goodwill impairment at December 31. We will continue to monitor our stock price during the third quarter and may perform additional analyses at the end of the third quarter if the stock price does not recover sufficiently. At June 30, 2008, we had $23.1 million of goodwill and $40.0 million of unamortized intangibles on our condensed consolidated balance sheet. If we are required to perform an analysis there is a potential for a non-cash charge in the third quarter of some part or all of our goodwill and intangible assets.

         Inventory Valuation.    From our inception and through fiscal 2007, we experienced substantial growth due to the high consumer demand for our core products and our expansion into new markets globally. We have rapidly expanded our product offerings during fiscal 2006 and 2007 and expect to continue expanding our product offerings in future periods. During the three months ended June 30, 2008 our revenues declined when compared to the same period of the prior year. Also, during the three months ended June 30, 2008, we discontinued certain products from our offerings. We review our inventory and write down the carrying amounts of our inventory to the lower of cost or market at the end of each fiscal quarter.

        We have reviewed our inventory and prepared an estimate of the net realizable value as of June 30, 2008. Based on our estimate, we recorded additional inventory write-downs during the quarter ended June 30, 2008 of $7.2 million. Our estimate of the net realizable value for our excess and discontinued products is based on significant judgments made by management based on industry experience considering only limited company-specific historical experience with the sell through of such products to liquidation or other "off-price" channels. The ultimate results achieved in selling excess and discontinued products in future periods may differ significantly from management's estimates of net realizable value as of June 30, 2008.

Recently Adopted Accounting Standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 141(R), Business Combinations ("SFAS 141(R)"), which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied prospectively. Accordingly, we will record and disclose business combinations under SFAS 141 (R) beginning January 1, 2009.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51("SFAS 160"), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact this new standard will have on our consolidated financial position, results of operations and cash flows but do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosures to provide transparency to these activities and their effects on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact this new standard will have on our consolidated financial position, results of operations and cash flows but do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States ("GAAP"). SFAS 162 emphasizes that management and not our auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. We will be required to adopt SFAS 162 within 60 days following the Securities and Exchange Commission's ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." SFAS 162 will not have an impact on our consolidated financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Credit and Interest Rate Risk

        We are exposed to interest rate risk to the extent that interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our credit facility is determined based on either a base interest rate of LIBOR plus 0.875% or a variable interest rate of the lender's applicable reference rate minus 0.5%, and, therefore, is affected by changes in market interest rates. These rates were applicable prior to August 7, 2008, which is the effective date of the fourth amendment to our credit facility. Interest rates on our capital leases are dependent on interest rates in effect at the time the lease is drawn upon. Total liabilities outstanding at June 30, 2008 under the credit facility and capital leases were approximately $37.0 million. Based on amounts borrowed as of June 30, 2008, we would have a resulting increase in future quarterly earnings and cash flows of approximately $185,000 for every 1% increase in prime lending rates.

        We earn interest income on our cash and cash equivalents. We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates, and if the weighted average rate of return on cash and cash equivalents, and restricted cash, were to increase or decrease by 1%, the impact on interest income would be $281,000 for the six months ended June 30, 2008.

Foreign Currency Exchange Risk

        We pay the majority of our overseas third-party manufacturers in U.S. dollars and have had significant revenues from foreign sales in recent periods. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase or decrease in value by 1%, the impact on international sales of $236.0 million during the six months ended June 30, 2008 would have been an increase or decrease in consolidated revenues by $2.4 million. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. Please see the discussion regarding revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations above for the favorable foreign exchange rate variances experienced in the six months ended June 30, 2008. We may engage in foreign exchange hedging contracts to reduce our economic exposure to changes in exchange rates. Foreign exchange hedging contracts are entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. As of June 30, 2008, all of our foreign exchange hedging contracts were immaterial.

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

        As part of our evaluation of the effectiveness of the design and operation of disclosure controls and procedures for the three months ended June 30, 2008, we identified internal control deficiencies that constituted a "material weakness." A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we identified the following material weakness:

  •
  Our controls over the timely and complete review of the tax provision, including timely consultation with tax advisors, did not operate effectively.

Changes in Internal Control over Financial Reporting

        During the three months ended June 30, 2008, the following changes to our internal control over financial reporting were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  •
  As indicated above, we identified a material weakness related to the timely and complete review of the income tax provision, including timely consultation with tax advisors and sufficient internal tax staffing. We have implemented certain changes to attempt to remediate this material weakness during the three months ended June 30, 2008, as described below.

  •
  As indicated below, we remediated certain controls over the timely and thorough review of the Statement of Cash Flows.

        In addition to the changes to our internal control over financial reporting discussed above in relation to identification and remediation of material weaknesses, our control structure related to our subsidiary in Canada changed as a result of the restructuring of our Canadian operations. Additionally, we implemented a new inventory management system in our subsidiary in Japan. Certain processes and controls were changed to accommodate the needs and requirements of our growth and our financial reporting system.

Remediation

        In the quarter ended June 30, 2008, the following specific remediation efforts were put into place to address the material weakness that existed at March 31, 2008 relating to the preparation and review of the Statement of Cash Flows:

  •
  we formalized the review process of the Statement of Cash Flows;

  •
  we developed a more specific allocation of responsibility;

  •
  we provided additional training; and

  •
  we increased the timeliness of the review process.

        The following specific actions were put into place to address the material weakness that existed at March 31, 2008 relating to the timely and complete review of the income tax provision:

  •
  we formalized the review process of the tax provision; and

  •
  we initiated more timely consultation with tax advisors.

        Certain key elements of this remediation plan relative to the tax provision have not yet been fully implemented and our future remediation efforts are described below.

        Other than as described above, there have not been any other changes in our internal control over financial reporting in the quarter ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Future Remediation Efforts

        We have an on-going process of analyzing and improving our internal controls, including those related to the material weakness identified by management. We have developed and are implementing a plan to remediate the material weakness described above.

        With regard to the controls surrounding accounting for income taxes, we plan to hire additional qualified personnel to allow for a more thorough and timely review of tax positions. Additional measures may be forthcoming as we evaluate the effectiveness of these efforts.

        We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        On March 31, 2006, we filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006 we filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. Our motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to us on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc. and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. We filed a petition with the Commission to review this determination. The Commission granted our petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7-14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. On April 24, 2008, we filed a petition to have the Initial Determination reviewed by the Commission, seeking to have the initial determination overturned. On June 18, 2008, the Commission issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. We are currently evaluating whether or not to appeal this decision.

        On March 17, 2008, Cellect LLC and Sentinel Products Corporation filed a complaint against us with the U.S. District Court for the Northern District of New York alleging that our Croslite materials infringe U.S. Patent No. 5,932,659. We filed an Answer on July 11, 2008. At this stage it is not possible to determine the risk of an unfavorable outcome.

        Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business.

ITEM 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results as well as those included within our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2008. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q/A are not exhaustive. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and/or operating results. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Stockholders held on June 26, 2008, our stockholders elected two Class III directors. In addition, our stockholders ratified the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for 2008. The results of those votes are tabulated below:

ELECTION OF CLASS III DIRECTORS
DIRECTOR NOMINEE	FOR	AGAINST	WITHHELD
Ron R. Snyder	58,929,111	—	4,035,001
Thomas J. Smach	58,820,103	—	3,925,793

RATIFICATION OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	FOR	AGAINST	WITHHELD
Appointment of Deloitte & Touche LLP	60,401,107	992,039	1,461,457

ITEM 5.    Other Information

        On August 7, 2008 (the "Effective Date"), we entered into Amendment No. 4 to Loan Agreement with Union Bank of California, N.A. (the "Amendment"). The Amendment (i) reduces the available borrowing amount under the revolving loan to $40 million from the Effective Date to September 30, 2008 and further reduces the available borrowing amount to $30 million from October 1, 2008 to December 31, 2008; (ii) accelerates the maturity date from May 29, 2009 to December 31, 2008; (iii) waives our default of the minimum EBITDA covenant for the three months ended June 30, 2008; and (iv) revises certain financial covenants.

ITEM 6.    Exhibits.

Exhibit List

Exhibit Number	Description
3.1**	Restated Certificate of Incorporation of Crocs, Inc.
3.2**	Amended and Restated Bylaws of Crocs, Inc.
4.1*	Specimen common stock certificate.
10.1††	Amendment No. 4 to Loan Agreement, dated as of August X, 2008 by and between Crocs, Inc. and Union Bank of California, N.A.
31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

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

CROCS INC.
Date: August 14, 2008	By:	/s/ RUSSELL C. HAMMER
		Name:	Russell C. Hammer
		Title:	Chief Financial Officer Senior Vice President—Finance and Treasurer