Form 10-Q
period 2008-09-30
Crocs, Inc.
filed 2008-11-17
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-51754

Crocs, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2164234 (I.R.S. Employer Identification No.)
6328 Monarch Park Place, Niwot, Colorado 80503 (Address of registrant's principal executive offices)

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

         As of November 1, 2008, Crocs, Inc. had 82,998,037 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.
Form 10-Q
Quarter Ended September 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$174,187	$256,275	$595,497	$622,554
Cost of sales	171,788	100,883	417,575	250,729

Gross profit	2,399	155,392	177,922	371,825
Selling, general and administrative expenses	104,391	77,156	271,224	187,958
Restructuring charges	2,450	—	6,769	—
Impairment charges	31,584	—	45,301	—

Income (loss) from operations	(136,026)	78,236	(145,372)	183,867
Interest expense	413	191	1,385	306
Other income	(734)	(1,158)	(782)	(2,074)

Income (loss) before income taxes	(135,705)	79,203	(145,975)	185,635
Income tax expense	12,275	22,655	4,399	55,690

Net income (loss)	$(147,980)	$56,548	$(150,374)	$129,945

Income (loss) per common share:
Basic	$(1.79)	$0.69	$(1.82)	$1.62

Diluted	$(1.79)	$0.66	$(1.82)	$1.55

Weighted average common shares:
Basic	82,854,419	81,543,769	82,687,861	80,362,112

Diluted	82,854,419	85,370,351	82,687,861	83,842,675

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$56,580	$36,335
Restricted cash	3,255	300
Accounts receivable, net	71,000	152,919
Inventories	140,965	248,391
Deferred tax assets, net	5,804	12,140
Income tax receivable	21,453	—
Prepaid expenses and other current assets	17,342	17,865

Total current assets	316,399	467,950
Property and equipment, net	93,357	88,184
Restricted cash	933	1,014
Goodwill	—	23,759
Intangible assets, net	40,988	31,634
Deferred tax assets, net	6,562	8,051
Other assets	11,521	6,833

Total assets	$469,760	$627,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,199	$82,979
Accrued expenses and other current liabilities	52,308	57,246
Accrued restructuring charges	872	—
Deferred tax liabilities, net	54	265
Income taxes payable	9,211	19,851
Note payable, current portion of long-term debt and capital lease obligations	19,836	7,107

Total current liabilities	126,480	167,448
Long-term debt and capital lease obligations, net of current portion	—	9
Deferred tax liabilities, net	2,194	1,858
Long term restructuring	1,124	—
Other liabilities	28,424	13,997

Total liabilities	158,222	183,312

Commitments and contingencies (notes 8, 13 and 16)
Stockholders' equity:
Common shares, par value $0.001 per share; 250,000,000 shares authorized, 83,521,064 and 82,997,064 shares issued and outstanding in 2008 and 82,722,426 and 82,198,426 shares issued and outstanding in 2007	84	83
Treasury Stock, 524,000 shares, at cost	(25,022)	(25,022)
Additional paid-in capital	227,459	211,936
Deferred compensation	(536)	(2,402)
Retained earnings	98,935	249,309
Accumulated other comprehensive income	10,618	10,209

Total stockholders' equity	311,538	444,113

Total liabilities and stockholders' equity	$469,760	$627,425

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(150,374)	$129,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,751	13,608
Loss (gain) on disposal of fixed assets	(796)	225
Unrealized loss (gain) on foreign exchange rates	3,753	(5,484)
Deferred income taxes	8,057	(128)
Asset impairment	45,301	—
Inventory writedown charge	75,630	463
Accrued loss on purchase commitments	4,200	—
Share-based compensation	14,110	16,041
Excess tax benefit on share-based compensation	—	(38,602)
Bad debt expense	1,773	1,395
Changes in operating assets and liabilities:
Accounts receivable	81,161	(92,134)
Income tax receivable	(21,453)	—
Inventories	27,678	(102,130)
Prepaid expenses and other assets	(3,911)	(14,931)
Accounts payable	(42,666)	30,347
Accrued expenses and other liabilities	3,859	83,590

Cash provided by operating activities	74,073	22,205

Cash flows from investing activities:
Purchases of short-term investments	—	(66,780)
Sales of short-term investments	—	72,405
Cash paid for purchases of property and equipment	(49,537)	(41,605)
Proceeds from disposal of property and equipment	1,964	—
Cash paid for intangible assets	(10,620)	(14,160)
Acquisition of businesses, net of cash acquired	(8,143)	(11,280)
Restricted cash	(2,801)	(1,083)

Cash used in investing activities	(69,137)	(62,503)

Cash flows from financing activities:
Proceeds from note payable, net	73,400	—
Repayment of note payable and capital lease obligations	(60,680)	(621)
Excess tax benefit on share-based compensation	—	38,602
Exercise of stock options	3,280	13,992

Cash provided by financing activities	16,000	51,973

Effect of exchange rate changes on cash	(691)	1,328

Net increase in cash and cash equivalents	20,245	13,003
Cash and cash equivalents—beginning of period	36,335	42,656

Cash and cash equivalents—end of period	$56,580	$55,659

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$1,287	$175
Income taxes	$15,508	$12,760
Supplemental disclosure of non-cash, investing, and financing activities:
In conjunction with the acquisitions made, liabilities were assumed as follows:
Fair value of assets acquired	$—	$7,074
Cash paid for capital stock	—	5,093

Liabilities assumed	$—	$1,981

Accrued purchases of property and equipment	$2,698	$4,724

Accrued purchases of intangibles	$476	$6

Accrued acquisition purchase price	$220	$5,011

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Crocs, Inc. ("Crocs" or the "Company") is a designer, manufacturer, distributor, worldwide marketer, and brand manager of footwear and accessories for men, women, and children. From its inception through the year ended December 31, 2007, the Company experienced rapid revenue growth and had difficulty meeting demand for its footwear products. During this period, the Company increased production capacity and increased inventory in an effort to meet demand. This pattern changed in 2008. The Company's revenue growth moderated in the three months ended March 30, 2008. The Company's total revenues declined during the three months ended June 30, 2008. During the three months ended September 30, 2008, revenues declined in the North American and European markets. The Company believes the decline in revenues in the North American and European markets are largely attributable to the following factors:

  •
  economic conditions in the United States and Europe, namely reduced consumer spending and decreased foot traffic at shopping malls; and

  •
  the challenges it faces in merchandising expanded product lines in existing wholesale channels as well as lessening demand for core products as such products reach a more mature stage in their product life.

        Continued declines in revenues could have a material adverse effect on the Company's overall cash flow and capital resources. The Company currently has the financial resources to meet its obligations when they come due; however, the Company cannot fully anticipate future conditions given the substantial uncertainties in the credit markets and the economy in general. The Company may have unexpected costs and liabilities; revenue and cash provided by operations may decline; economic conditions may continue to weaken; and competitive pressures may increase, resulting in difficulty maintaining liquidity. Due to recent turmoil in the credit markets and the continued decline in the economy, the Company may not be able to obtain additional financing on terms that are acceptable to the Company or at all.

        The Company's current credit agreement expires on December 31, 2008 (see Note 9). The Company is currently exploring alternatives for a new borrowing arrangement or an extension of the existing credit facility and may seek other sources of capital for ongoing needs. There is no assurance that any such lending arrangement or capital will be available on terms acceptable to the Company or at all.

        The accompanying unaudited condensed consolidated financial statements of Crocs, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature, except for asset impairment and restructuring charges recorded in the three and nine months ended September 30, 2008, as further discussed in these notes. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

        These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31,

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2007 (the "2007 Form 10-K"). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in Note 2 to the consolidated financial statements in the 2007 Form 10-K.

        The Company reclassified inventory write-down charges in the statement of cash flows from changes in inventories to non-cash adjustments within operating activities. These write-down charges were previously included within changes in inventories because they were immaterial. There was no change to operating cash flows as a result of this reclassification.

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 141(R), Business Combinations ("SFAS 141(R)"), which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied prospectively. Accordingly, the Company will record and disclose business combinations under SFAS 141(R) beginning January 1, 2009.

        The Company has adopted FASB Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was an immaterial impact of the adoption of SFAS 157 to the condensed consolidated financial statements as of September 30, 2008.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51("SFAS 160"), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company's fiscal year beginning January 1, 2009. The Company is currently evaluating the impact this new standard will have on its consolidated financial position, results of operations and cash flows but does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial position or results of operations.

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

financial position, results of operations and cash flows but does not expect that the adoption of SFAS 161 will have a material impact on its consolidated financial position or results of operations.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 emphasizes that an organization's management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. The Company will be required to adopt SFAS 162 within 60 days following the Securities and Exchange Commission's ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 will not impact the Company's consolidated financial statements.

3. INVENTORIES

        Inventories by major classification are as follows (in thousands):

	September 30, 2008	December 31, 2007
Finished goods	$120,588	$224,658
Work-in-progress	279	3,346
Raw materials	20,098	20,387

Net Inventory	$140,965	$248,391

        In the three and nine months ended September 30, 2008, the Company recorded approximately $65.8 million and $75.6 million, respectively, of inventory write-downs related to certain discontinued products, core products in colors that have experienced substantial declines in consumer demand and defective Jibbitz products. An additional $4.2 million was recorded related to expected losses on future purchase commitments and is included in accrued expenses at September 30, 2008. These charges are reported in the cost of sales line item in the condensed consolidated statement of operations for the three and nine months ended September 30, 2008.

4. PROPERTY AND EQUIPMENT

        Property and equipment includes the following (in thousands):

	September 30, 2008	December 31, 2007
Machinery and equipment	$104,055	$103,049
Leasehold improvements	25,040	12,322

Subtotal	129,095	115,371
Less: Accumulated depreciation	(35,738)	(27,187)

	$93,357	$88,184

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. PROPERTY AND EQUIPMENT (Continued)

        During the three and nine months ended September 30, 2008, the Company recognized an impairment charge of $8.0 million and $20.4 million, respectively, on fixed assets, primarily related to equipment and shoe molds. Management evaluated the production capacity at the Company operated facilities compared with demand projections and capacity requirements and made the decision to abandon certain manufacturing equipment that represented excess capacity. The impairment charge on molds relate primarily to shoe styles that the Company either no longer intends to manufacture or to styles for which the Company has more molds on hand than is necessary to meet projected demand. These charges are recorded in the impairment charges line item of the condensed consolidated statement of operations for the three and nine months ended September 30, 2008, and are accounted for as assets to be abandoned in accordance with FASB Statement 144, Accounting for the Impairment and Disposal of Long-Lived Assets ("SFAS 144").

5. ASSETS HELD FOR SALE

        At June 30, 2008, the Company had assets held for sale of $1.1 million in connection with the restructuring of the Company's Canadian manufacturing operations. The assets held for sale consisted of production equipment used in the Company's Canadian manufacturing facilities. During the three months ended September 30, 2008, the Company sold all assets held for sale for a net gain of approximately $779,000. The gain on disposal of assets is recorded in the line item selling, general and administrative expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2008. As of September 30, 2008, the Company had no remaining assets held for sale. There were no assets held for sale as of December 31, 2007.

6. GOODWILL AND INTANGIBLE ASSETS

        The following table summarizes the Company's identifiable intangible assets as of September 30, 2008, and December 31, 2007 (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Patents, copyrights, and trademarks	$8,708	$636	$8,072	$4,344	$201	$4,143
Customer relationships	6,154	3,174	2,980	5,437	2,437	3,000
Core technology	4,664	3,966	698	4,931	3,455	1,476
Non-competition agreement	636	435	201	636	339	297
Capitalized software	32,912	3,875	29,037	24,177	1,612	22,565

Total finite lived intangible assets	53,074	12,086	40,988	39,525	8,044	31,481
Indefinite lived intangible assets:
Jibbitz tradename	—	—	—	153	—	153

Total intangible assets	$53,074	$12,086	$40,988	$39,678	$8,044	$31,634

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

        A portion of the incremental change in the gross carrying amounts of intangibles and goodwill from December 31, 2007 to September 30, 2008, is due to the impact of foreign exchange rate fluctuations, since a portion of intangibles and goodwill are denominated in foreign currencies, including the Canadian dollar (CAD), the Japanese Yen (JPY), the Euro (EUR) and the South African Rand (ZAR).

  Intangible Assets

        On April 1, 2008, the Company acquired substantially all of the assets of Tidal Trade, Inc. ("Tidal Trade"), the Company's third party distributor in South Africa, for $4.6 million. The Company recorded $1.4 million in customer relationships on the date of acquisition. As part of the acquisition, the Company repurchased inventory previously sold to Tidal Trade and accordingly recognized a reduction of revenue of approximately $2.1 million.

        On April 2, 2008, the Company acquired substantially all of the assets of Tagger International B.V. ("Tagger"), a private limited liability company incorporated under the laws of the Netherlands that manufactures messenger bags. Tagger was partially owned by the Managing Director of Crocs Europe B.V. The Company acquired all of the assets of Tagger for $2.0 million, of which approximately $90,000 was assigned to inventory and the remaining $1.9 million was assigned to the value of the Tagger trademark on the date of acquisition.

        In June 2008, the Company decided to liquidate Fury, Inc. ("Fury") after efforts to sell the entity were unsuccessful. As a result, the Company wrote off $250,000 related to the remaining customer relationships intangible asset and trademarks in the three months ended June 30, 2008.

        As a result of the Company's evaluation of indefinite lived intangible assets, the Jibbitz, LLC ("Jibbitz") trade name of $150,000 was fully impaired and written off as of September 30, 2008. The Company recognized additional impairment charges of $632,000 in the three months ended September 30, 2008, related to patents which the Company no longer intends to utilize.

  Goodwill

        The Company's goodwill balance of $23.8 million as of December 31, 2007, was primarily related to the acquisitions of Ocean Minded, LLC ("Ocean Minded") and Bite, LLC ("Bite") in 2007, Jibbitz and Fury in 2006, and Foam Creations, Inc. ("Foam Creations") in 2004.

        The goodwill balance of Fury in the amount of $1.0 million was written off in the three months ended March 31, 2008 prior to its liquidation in June 2008.

        During the three months ended September 30, 2008, the Company's stock price declined substantially, which represented a triggering event for potential goodwill impairment. As of September 30, 2008, the Company has performed an interim goodwill impairment evaluation, as required under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Pursuant to SFAS 142, goodwill and intangible assets with indefinite lives must be tested for impairment at least once a year or more frequently if management believes indicators of impairment exist. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The performance of the test involves a two-step process.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill against the carrying value of that goodwill.

        The Company has completed Step 1 of the impairment test and has concluded that a potential impairment exists. The Company is in the process of conducting the Step 2 analysis; however, that analysis remains incomplete as of the date of this report. The Company will complete the Step 2 analysis during the fourth quarter of 2008. Management has reviewed the results of the Step 1 analysis and concluded that an impairment of goodwill exists at September 30, 2008 and has estimated that the entire balance of goodwill at that date is impaired. This provisional impairment adjustment will be revised, if necessary, during the fourth quarter of 2008. Management believes any adjustment to this preliminary charge will not be material; however, until such time as the evaluation is complete any potential changes are uncertain. Additionally, if management concludes based on the results of the Step 2 analysis that goodwill is not fully impaired as of September 30, 2008, the Company will be required to reassess the remaining balance as of December 31, 2008, which is the Company's annual goodwill impairment evaluation date. Through November 14, 2008, the Company's stock price has experienced further significant reductions in value.

        The non-cash impairment of goodwill and the Jibbitz trade name of $22.8 million and $150,000, respectively, were recorded in the three months ended September 30, 2008. The following table summarizes the activity affecting the Company's goodwill balance as of September 30, 2008 (in thousands):

Balance at December 31, 2007	$23,759
Less: Fury goodwill impairment loss in the three months ended March 31, 2008	(1,000)
Less: Additional goodwill impairment losses in the three months ended September 30, 2008	(22,759)

Balance at September 30, 2008	$—

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities include the following (in thousands):

	September 30, 2008	December 31, 2007
Accrued compensation and benefits	$13,987	$22,416
Professional services	5,217	5,625
Fulfillment and freight and duties	5,603	4,065
Accrued loss on purchase commitments	4,197	—
Sales/Use taxes and VAT payable	4,023	2,573
Accrued purchase price related to Jibbitz/Bite/Tidal Trade	220	3,429
Other	19,061	19,138

	$52,308	$57,246

8. RESTRUCTURING ACTIVITIES

        On April 14, 2008, the Company announced its intent to restructure its North American operations. In connection with these actions, the Company made the decision to cease Canadian manufacturing activities and consolidate Canadian manufacturing and distribution into existing North American operations. The Company has established reserves to cover the future known obligations related to the closure of manufacturing and distribution operations at its Canadian facility. These reserves are included in the line items accrued restructuring and long-term restructuring in the Company's condensed consolidated balance sheets and are recorded under the line items restructuring charges and cost of sales on the Company's condensed consolidated statement of operations.

        Reserves at September 30, 2008, were $2.0 million, consisting of $1.8 million of rent obligations for the leased facilities, net of expected sublease income, and $200,000 of contract termination fees and termination benefits accounted for in accordance with SFAS 112, Employers' Accounting for Post Employment Benefits—an amendment of FASB Statements No. 5 and 43.

        The Company recorded $3.8 million, $1.4 million and $2.5 million of expenses associated with the closure of the Canadian facilities in the three months ended March 31, June 30 and September 30, 2008, respectively. The expenses consisted of the following:

  (i)
  termination benefits of $3.8 million for the three months ended March 31, 2008;

  (ii)
  rent obligations for leased facilities, net of expected sublease income of $1.7 million, in the three months ended September 30, 2008; and

  (iii)
  early termination costs for operating leases, cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to the United States and Mexico facilities of $1.4 million and $715,000 for the three months ended June 30, 2008 and September 30, 2008, respectively, of which $901,000 was recorded in cost of sales.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. RESTRUCTURING ACTIVITIES (Continued)

        The following table details the changes in the restructuring accruals during the nine months ended September 30, 2008 (in thousands):

Description	December 31, 2007	Additions	Cash Payments	Adjustments	September 30, 2008
Termination benefits	$—	$3,849	$(3,849)	$—	$—
Operating lease exit costs	—	1,766	—	—	$1,766
Other restructuring costs(1)	—	2,056	(1,826)	—	230

	$—	$7,671	$(5,675)	$—	$1,996

(1)
Other restructuring costs include cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to our United States and Mexico facilities.

        In addition to these amounts, the Company recognized $2.6 million related to the write down of inventory included within the line item cost of sales on the Company's condensed consolidated statement of operations, and $10.7 million in asset impairment charges in the nine months ended September 30, 2008. The asset impairments charges are comprised of $9.4 million related to the write down of equipment and molds, $1.0 million related to the write off of Fury goodwill and $250,000 related to Fury customer relationships and intangible assets.

9. NOTES PAYABLE

        Notes payable include the following (in thousands):

	September 30, 2008	December 31, 2007
Revolving credit facility	19,800	7,000

	$19,800	$7,000

        On May 8, 2007, the Company entered into a credit agreement with Union Bank of California, N.A. ("Revolving Credit Facility"). The Revolving Credit Facility consisted of a $15.0 million revolving loan facility. Included within the Revolving Credit Facility was $10.0 million available for the issuance of letters of credit. On November 21, 2007, the Company amended the Revolving Credit Facility, increasing the available borrowing amount to $25.0 million. Under the amended Revolving Credit Facility, the Company must satisfy specified financial covenants, such as a minimum level of consolidated EBITDA, minimum net worth requirement and a minimum adjusted quick ratio.

        On January 4, 2008, the Company entered into a second amendment of the Revolving Credit Facility to increase the borrowing amount to $50.0 million. No financing fees were incurred as part of the amendment. In addition, terms of specified financial covenants were modified.

        On March 6, 2008, the Company entered into a third amendment of the Revolving Credit Facility to increase the borrowing amount to $60.0 million. No financing fees were incurred as part of the amendment.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. NOTES PAYABLE (Continued)

        On August 7, 2008, the Company entered into a fourth amendment of the Revolving Credit Facility to decrease the borrowing amount to $40.0 million. As part of this amendment, the borrowing amount further decreased to $30.0 million as of October 1, 2008, and matures on December 31, 2008. Borrowings under the Revolving Credit Facility are unsecured and bear an interest rate based, at the option of the Company, on (i) a base rate defined as the Bank's LIBOR rate plus 3.0%, or (ii) 1.0% in excess of the Reference Rate. In addition, terms of specified financial covenants were modified.

        As of June 30, 2008, the Company was not in compliance with the financial covenants of the Revolving Credit Facility related to the minimum quarterly EBITDA test. The Company obtained a waiver of such covenants, effective June 30, 2008, and was required to pay a fee to Union Bank in the amount of $40,000. The fee addressed charges associated with the covenant violation and those necessary to amend the then current agreement.

        On November 17, 2008, the Company entered into a fifth amendment of the Revolving Credit Facility. The amendment removed all financial covenants in the Revolving Credit Facility as of September 30, 2008. In addition, the amendment limits the available borrowings to $19.8 million plus an outstanding $2.6 million letter of credit, subject to the total outstanding amount not being in excess of the "borrowing base," defined as the sum of 70% of the Company's U.S. receivables plus 40% of the Company's U.S. inventories. If at any time the amount outstanding is in excess of the borrowing base, the Company must pay down the loan to the borrowing base. Any amounts repaid on the Revolving Credit Facility cannot be borrowed again. The amendment also requires that the Company pay a fee of $112,000 to Union Bank. The Revolving Credit Facility matures on December 31, 2008.

10. STOCK-BASED COMPENSATION

        During the three months ended September 30, 2008, the Company granted 1,206,800 options to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $2.00 per share and a weighted average exercise price of $4.49. All options granted will vest ratably over four years with the first year vesting on a "cliff" basis followed by monthly vesting for the remaining three years. Compensation expense is recognized equally over the four year vesting period. The Company also granted 45,000 shares of restricted stock to employees, which vest over three years and have a grant date fair value of $4.48 per share.

        During the three months ended June 30, 2008, the Company granted 672,200 options to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $4.52 per share and a weighted average exercise price of $10.01 per share. All options granted will vest ratably over four years with the first year vesting on a "cliff" basis followed by monthly vesting for the remaining three years. The Company also granted 283,500 shares of restricted stock to employees, which vest over three years and have a grant date fair value of $10.77 per share, and issued 68,964 shares of restricted stock to non-employee directors, which were immediately vested, with a grant date fair value of $8.70 per share.

        During the three months ended March 31, 2008, the Company issued 985,900 options to purchase shares of its common stock, with a weighted average grant date fair value of $14.55 per share and a weighted average exercise price of $32.31 per share. All options granted will vest ratably over four

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STOCK-BASED COMPENSATION (Continued)

years with the first year vesting on a "cliff" basis followed by monthly vesting for the remaining three years.

        Stock-based compensation expense, including options and non-vested shares, was $3.2 million and $14.0 million in the three and nine months ended September 30, 2008, respectively, and $6.3 million and $16.0 million in the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2008, $566,671 and $789,452, respectively, of the stock-based compensation was capitalized in inventory as part of the overhead allocation. For the three and nine months ended September 30, 2007, $658,000 and $2.5 million, respectively, of the stock-based compensation was capitalized in inventory as part of the overhead allocation.

        During the three and nine months ended September 30, 2008, 159,429 and 642,116 options to purchase common shares were exercised, 707,801 and 1,160,698 options to purchase common stock were forfeited, and 29,142 and 156,522 shares of restricted stock vested, respectively. During the three and nine months ended September 30, 2007, 775,095 and 2,821,519 options to purchase common shares were exercised, 39,210 and 405,589 options to purchase common stock were forfeited, and 208,626 and 490,926 shares of restricted stock vested, respectively.

11. INCOME TAXES

        During the three and nine months ended September 30, 2008, the provision for income taxes included tax charges of approximately $1.4 million and $9.6 million, respectively, related to amounts required to be recorded on our uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

        The Company has deferred tax assets primarily related to net operating losses in certain tax jurisdictions. Due to a negative trend in the Company's financial outlook during the three months ended September 30, 2008, the Company has concluded that it is no longer more likely than not that the Company will be able to realize certain deferred tax assets. Therefore, the Company has recorded valuation allowances totaling $40.6 million on these deferred tax assets.

        During the three months ended September 30, 2008, the Company recognized an income tax expense of $12.3 million on a pre-tax loss of $135.7 million, compared to income tax expense of $22.7 million on pre-tax income of $79.2 million during the three months ended September 30, 2007. The net expense primarily resulted from the application of valuation allowances against deferred tax assets resulting from the tax benefits on net operating losses caused by impairment and other charges and other deferred tax asset balances for which the Company believes it is not more likely than not that that those tax benefits will be realized, due to the Company's financial outlook as of September 30, 2008.

        During the nine months ended September 30, 2008, the Company recognized an income tax expense of $4.4 million on a pre-tax loss of $146.0 million, compared to income tax expense of $55.7 million on pre-tax income of $185.6 million during the nine months ended September 30, 2007. The net expense resulted from the application of valuation allowances against deferred tax assets resulting from the tax benefits on net operating losses caused by impairment and other charges and other deferred tax asset balances for which the Company believes it is not more likely than not that

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. INCOME TAXES (Continued)

that those tax benefits will be realized, due to the Company's financial outlook as of September 30, 2008.

12. EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from diluted earnings (loss) per share. Earnings (loss) per share for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reconciliation of net income (loss) for dilutive computation:
Net income (loss) for dilutive computation	$(147,980)	$56,548	$(150,374)	$129,945

Basic income (loss) per common share:
Weighted average common shares outstanding	82,854,419	81,543,769	82,687,861	80,362,112

Basic income (loss) per common share	$(1.79)	$0.69	$(1.82)	$1.62

Diluted income (loss) per common share:
Weighted average common shares outstanding	82,854,419	81,543,769	82,687,861	80,362,112
Dilutive effect of stock options	—	3,587,728	—	3,109,047
Dilutive effect of unvested stock	—	238,854	—	371,516

Weighted average diluted common shares outstanding	82,854,419	85,370,351	82,687,861	83,842,675

Diluted income (loss) per common share	$(1.79)	$0.66	$(1.82)	$1.55

        Due to the Company's net loss for the three and nine months ended September 30, 2008, the dilutive effect of stock options and awards were not included in the computation of diluted earnings (loss) per share, as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2008 and 2007, there were options outstanding to purchase 8.0 million and 647,100 shares of the Company's common stock, respectively, with a weighted average exercise price of $8.88 and $50.44, respectively, which could potentially dilute basic earnings (loss) per share in the future, but were not included in diluted earnings (loss) per share as their effect would have been anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

        At September 30, 2008, the Company had committed to purchase 3.1 million pairs of shoes, with certain of its third-party manufacturers during the three months ended December 31, 2008, at prices in

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. COMMITMENTS AND CONTINGENCIES (Continued)

excess of net realizable value, given the Company's current plans for sales of the product. The Company recorded an expected loss on the purchase commitments of $4.2 million in the three months ended September 30, 2008.

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

        The Company guarantees the payment of its third-party manufacturer in China for purchases of material for the manufacture of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $3.0 million at September 30, 2008). The Company evaluates the estimated loss for the guarantee under FASB Statement No. 5, Accounting for Contingencies ("SFAS 5"), as interpreted by FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. To date, the Company has not made any payments under the guarantee and, as of September 30, 2008, has not recorded a liability related to the guarantee in its financial statements, as the Company does not believe the potential obligation under this guarantee is material.

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

14. OPERATING SEGMENTS AND RELATED INFORMATION

        The Company operates in the consumer products industry in which the Company designs, manufactures, markets and distributes footwear, apparel and accessories. Operating results are assessed on an aggregate basis to make decisions about necessary resources and in assessing performance. Consequently, under the provisions of FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS 131"), and based on the nature of the financial information that is received by the chief executive officer, as chief operating decision maker, the Company has one reportable segment for financial statement purposes.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. OPERATING SEGMENTS AND RELATED INFORMATION (Continued)

        The Company's sales by product line are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Footwear	$158,552	$228,445	$544,474	$557,067
Other	15,635	27,830	51,023	65,487

	$174,187	$256,275	$595,497	$622,554

        The Company has allocated revenues to geographical locations based on the location of the customer. Geographic information about the United States and international territories is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
United States	$69,537	$125,403	$254,817	$323,768
Canada	4,603	10,116	19,858	36,293
Mexico	2,432	1,242	5,856	5,533

North America Total	76,572	136,761	280,531	365,594
Asia	61,394	53,902	161,389	110,356
Europe	29,044	58,083	139,916	134,437
Other	7,177	7,529	13,661	12,167

	$174,187	$256,275	$595,497	$622,554

Total for countries outside the United States	$104,650	$130,872	$340,680	$298,786

	September 30, 2008	December 31, 2007
Long-lived assets
United States	$58,705	$47,144
Canada	1,935	14,111
Mexico	3,010	2,988

North America Total	63,650	64,243
Asia	12,432	7,793
Europe	15,923	12,379
Other	1,352	3,769

Total Long Lived Assets	$93,357	$88,184

Total for countries outside the United States	$34,652	$41,040

        There were no customers that comprised greater than 10% of the consolidated revenues of the Company for the three or nine months ended September 30, 2008 and 2007.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(147,980)	$56,548	$(150,374)	$129,945
Foreign currency translation	(1,279)	4,177	409	5,761

Comprehensive income	$(149,259)	$60,725	$(149,965)	$135,706

16. LEGAL PROCEEDINGS

        On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, Crocs filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. Crocs' motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006, respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc. and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-
infringement related to one of the patents at issue. Crocs filed a petition with the ITC to review this determination. The ITC granted Crocs' petition and on February 15, 2007, after briefing by the parties, the ITC vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the ITC's order. In light of the ITC's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7-14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. Crocs filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the ITC issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the ITC issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008.

        On April 3, 2006, Crocs filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC,

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. LEGAL PROCEEDINGS (Continued)

D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd, Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10 based upon certain utility and design patents that were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. Crocs entered into a settlement agreement with Australia Unlimited, and filed a stipulation for dismissal of all claims and counterclaims on January 25, 2007. Crocs has entered into settlement agreement with D. Myers & Sons, Inc. and has obtained a consent judgment in connection therewith on May 23, 2007. This action has been stayed pending resolution in the ITC Proceeding, Investigation No. 337-TA-567, which is currently on appeal to the U.S. Court of Appeals for the Federal Circuit. The Company does not expect that the ultimate resolution of this matter will have a material adverse impact on its business.

        The Company and certain officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007; several other complaints were filed shortly thereafter. The cases purport to be brought on behalf of a class of all persons who purchased the Company's stock between July 27, 2007 and October 31, 2007 (the "Class Period"). The complaints allege that defendants made false and misleading public statements about the Company and its business and prospects in press releases and at investor conferences during the Class Period, and that the market price of the Company's stock was artificially inflated as a result. The complaints allege claims under Section 10(b) and Section 20(a) of the Exchange Act, and seek compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys' fees and costs of litigation. These actions were consolidated and, in September 2008, the Court appointed a lead plaintiff and counsel. The Company expects that an amended consolidated complaint will be filed in December 2008. Thereafter, the Company and the other defendants will respond. The Company believes the claims lack merit and intends to defend the action vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter or the amount or range of potential loss.

        In December 2007, plaintiffs filed a shareholder derivative action in the Colorado District Court for the City and County of Boulder alleging that certain officers and directors of the Company breached their fiduciary duties, wasted corporate assets, and were unjustly enriched. This derivative action purports to state a claim on behalf of the Company. Plaintiffs filed an amended complaint in July 2008, which alleges claims that arise from the conduct alleged in the federal shareholder class action and allegations regarding additional statements made by the Company between November 2007 and May 2008. The defendants and the Company have filed motions to dismiss this action on various grounds. Briefing is ongoing. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter.

        On March 17, 2008, Cellect LLC and Sentinel Products Corp. filed a complaint against Crocs, Inc. with the U.S. District Court for the Northern District of New York alleging that Crocs' Croslite materials infringe U.S. Patent No. 5,932,659. Crocs filed an answer on July 11, 2008. Discovery is

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. LEGAL PROCEEDINGS (Continued)

ongoing and Plaintiff's preliminary infringement contentions are currently due on November 17, 2008. At this stage it is not possible to calculate the risk of an unfavorable outcome.

        Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, the Company is not party to any other pending legal proceedings that the Company believes will have a material adverse impact on its business.

17. SUBSEQUENT EVENTS

        In October 2008, the Company made the decision to cease its manufacturing activities in Brazil and consolidate Brazilian manufacturing operations into existing North American operations and third party manufacturing.

        On November 17, 2008, the Company entered into a fifth amendment of the Revolving Credit Facility as more fully discussed in note 9.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled "Risk Factors" under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007, under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other filings we have made with the SEC. These factors include, without limitation:

  •
  our limited operating history;

  •
  our significant recent expansion;

  •
  changing fashion trends;

  •
  our reliance on market acceptance of the small number of products we sell;

  •
  our ability to develop and sell new products;

  •
  our limited manufacturing capacity and distribution channels;

  •
  our reliance on third party manufacturing and logistics providers for the production and distribution of products;

  •
  our reliance on a single-source supply for certain raw materials;

  •
  our management and information systems infrastructure;

  •
  our ability to obtain and protect intellectual property rights;

  •
  the effect of competition in our industry;

  •
  our ability to attract, assimilate and retain management talent;

  •
  retail environment;

  •
  macroeconomic issues;

  •
  our ability to accurately forecast consumer demand for our products;

  •
  our ability to manage our future growth effectively;

  •
  the effect of potential adverse currency exchange rate fluctuations;

  •
  our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

  •
  our ability to maintain effective internal controls; and

  •
  our ability to effectively market and maintain a positive brand image.

        We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

        We are a designer, manufacturer, distributor, worldwide marketer, and brand manager of footwear and accessories for men, women, and children. We primarily design and sell a broad offering of products that use our proprietary closed-cell resin, called Croslite. Croslite is a unique material that enables us to produce an innovative, soft, lightweight, non-marking, slip and odor-resistant shoe. Crocs shoes combine fun colors and innovative designs to provide a new level of comfort, functionality and style in the casual lifestyle footwear category.

        Since the initial introduction and popularity of our Beach and Cayman models, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach and appeal through acquisitions of companies with complementary accessories and other footwear. We continue to actively promote brand recognition through various licensing agreements, sponsorships and print and media commercials.

        We currently sell our Crocs-branded products in over 100 countries. We sell our products through domestic and international retailers and distributors and directly to end-user consumers through our web stores, Company-operated retail stores, and kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty channels.

General

        Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. If we determine that actual or expected returns or allowances were significantly greater or lower than the reserves we had established, we record a reduction or increase, as appropriate, to net sales in the period in which the determination is made. Because we use both internal manufacturing and contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our Company-operated facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers. Cost of sales also includes the cost to transport these products to our facilities and all warehouse and outbound freight expenses. Our selling, general and administrative expense consists primarily of selling, marketing, wages and related payroll and employee benefit costs for selling, marketing and administrative employees, travel and insurance expenses, depreciation, amortization, professional fees, legal expenses, facility expenses, bank charges and non-cash charges for share-based compensation.

Recent Events

        From our inception through the year ended December 31, 2007, we experienced rapid revenue growth and had difficulty meeting demand for our footwear products. During this period, we increased production capacity and increased inventory in an effort to meet demand. This pattern changed in 2008. Our revenue growth moderated in the three months ended March 31, 2008. Our total revenues declined during the three months ended June 30, 2008.

        In the three months ended September 30, 2008, our revenues declined in the North American and European markets. Our Asian revenue growth has also moderated during the three months ended

September 30, 2008. We believe the decline in revenues in the North American and European markets are largely attributable to the following factors:

  •
  the economic conditions in the United States and Europe, namely reduced consumer spending and decreased foot traffic at shopping malls; and

  •
  the challenges we face in merchandising our expanded product lines in existing wholesale channels as well as lessening demand for our core products as such products reach a more mature stage in their product life.

        Should the economic conditions deteriorate further globally, we may experience declines in revenues in our Asian market as well as further declines in the North American and European markets. Additionally, we believe the decline in revenues in our European market may result from the challenge of increased competition from producers of imitation products that are sold at substantially lower prices.

        During the three months ended September 30, 2008, we experienced challenges related to higher inventory positions of our products at many of our North American and European accounts because unit sell through was lower than the internal projections of many of our wholesale customers and European distributors. Certain major retailers and distributors have curtailed orders to reduce their inventories to target levels. We also observed increased discounting of certain product styles and colors at a number of our resellers during the three months ended September 30, 2008. Management is working closely with each of our key wholesale customers and distributors to provide support that facilitates a well structured work-down of their inventories. Our action plan includes providing additional marketing, merchandising and advertising support as well as accepting returns of certain product styles and colors and granting additional mark down allowances for certain in-channel products.

        The decline in revenues during the three months ended June 30, 2008 and September 30, 2008, as described above, resulted in inventory levels that were significantly higher than we had in the past. Our inventory includes certain styles and colors with substantially diminished demand during the three months ended June 30, 2008 and September 30, 2008. Based on decreased demand for these products, we have decided to discontinue them from our product portfolio. We are currently developing a plan for the disposal of our discontinued product inventories. Our plan is expected to include structured sales to established discount retailers, sales through our Company-operated outlet stores, and donations to our Soles United charitable organization. We expect to implement these actions in a manner that minimizes adverse impacts to our reseller, distributors, and Company-operated retail channels. We recorded write-downs of $75.6 million in the nine months ended September 30, 2008 related to these discontinued inventories and defective Jibbitz products to properly reflect the lower of cost or market value in the accompanying financial statements. We recorded an additional $4.2 million related to expected losses on future purchase commitments.

        As s result of these changes in demand, we have evaluated our production capacity and operations structure, and during the nine months ended September 30, 2008, we took the following actions with respect to our operations:

  •
  we restructured our Canadian operations by discontinuing our Canadian manufacturing operations and consolidating our Canadian distribution activities with other existing North American distribution operations;

  •
  we abandoned certain manufacturing equipment and molds that represent excess capacity; and

  •
  we discontinued manufacturing operations at our Brazilian manufacturing facility.

        We believe these actions are necessary in order to align our production and distribution capacities with our revised demand projections. Furthermore, we have taken actions to reduce our selling, general and administrative costs, including reductions in personnel, reducing our space costs by consolidating certain offices and reducing other discretionary spending.

        During the three months ended September 30, 2008, our stock price declined substantially, which represented a triggering event for potential goodwill impairment. As of September 30, 2008, we have performed an interim goodwill impairment evaluation, as required under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Pursuant to SFAS 142, goodwill and intangible assets with indefinite lives must be tested for impairment at least once a year or more frequently if management believes indicators of impairment exist. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The performance of the test involves a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, a company then performs Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill against the carrying value of that goodwill.

        We have completed Step 1 of the impairment test and have concluded that a potential impairment exists. We are in the process of conducting the Step 2 analysis; however, that analysis remains incomplete as of the date of this report. We will complete the Step 2 analysis during the fourth quarter of 2008. We have reviewed the results of the Step 1 analysis and concluded that an impairment of goodwill exists at September 30, 2008, and has estimated that the entire balance of goodwill at that date is impaired. This provisional impairment adjustment will be revised, if necessary, during the three months ended December 31, 2008. We believe any adjustment to this preliminary charge will not be material; however, until such time as the evaluation is complete any potential changes are uncertain. If we conclude based of the results of our analysis that goodwill is not fully impaired as of September 30, 2008, we will be required to reassess the remaining balance as of December 31, 2008, which is our annual goodwill impairment evaluation date. Through November 14, 2008, our stock price has experienced further significant reductions in value.

        The following table summarizes our restructuring, asset impairment, including goodwill and other intangible assets, and inventory write-down charges for the three months ended September 30, 2008:

	For the three months ended September 30, 2008
	Canadian Restructuring Charges	Asset Impairment Charges	Inventory Write-down Charges	Total
Inventory write-downs	$—	$—	$65,825	$65,825
Accrued losses on purchase commitments	—	—	4,197	4,197
Asset impairment charges	—	—	—	—
Goodwill	—	22,831	—	22,831
Equipment and molds	—	7,971	—	7,971
Intangible assets	—	632	—	632
Jibbitz trade name	—	150	—	150
Restructuring charges	—	—	—	—
Operating lease exit costs	1,735	—	—	1,735
Other restructuring costs(1)	715	—	—	715
Termination benefits	—	—	—	—

	$2,450	$31,584	$70,022	$104,056

        The following table summarizes our restructuring, asset impairment, including goodwill and other intangible assets, and inventory write-down charges for the nine months ended September 30, 2008:

	For the nine months ended September 30, 2008
	Canadian Restructuring Charges	Asset Impairment Charges	Inventory Write-down Charges	Total
Inventory write-downs	$2,601	$—	$73,032	$75,633
Accrued losses on purchase commitments	—	—	4,197	4,197
Asset impairment charges	—	—	—	—
Goodwill	1,036	22,831	—	23,867
Equipment and molds	9,409	10,993	—	20,402
Intangible assets	250	632	—	882
Jibbitz trade name	—	150	—	150
Restructuring charges	—	—	—	—
Operating lease exit costs	1,735	—	—	1,735
Other restructuring costs(1)	2,087	—	—	2,087
Termination benefits	3,849	—	—	3,849

	$20,967	$34,606	$77,229	$132,802

(1)
Other restructuring costs include cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to our United States and Mexico facilities.

        We anticipate that these actions will result in production capacity and a cost structure that is more closely aligned with current demand for our products and revenue projections. However, given the uncertainties of predicting demand, especially given the recent downturn in global economic activity, our actual revenues in future periods may fall short of our current revenue projections requiring us to take further actions to reduce costs in order to ensure continuing liquidity and achieve profitability.

        We expect to incur operating losses during the fourth quarter of fiscal 2008 and may incur additional operating losses during fiscal year 2009 particularly if our revenues fall short of current expectations. In the event that revenues and product demand fall short of our current expectations, we will need to take further actions to reduce operating costs.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

         Revenues.    Revenues decreased 32.1%, or $82.1 million, to $174.2 million in the three months ended September 30, 2008, from $256.3 million in the three months ended September 30, 2007. The 32.1% decline is attributable to a decrease in revenues in some of our North American and European markets, specifically driven by a decrease in sales of our footwear and Jibbitz products. This decrease was partially offset by an increase in revenues in our Asian market. We believe the decline in revenues experienced in the North American and European markets is largely attributable to effects of the global economic downturn and the maturity of our products, as discussed in "Recent Events" above.

        The majority of our revenues during the three months ended September 30, 2008 were attributable to our non-classic footwear models. Sales of our classic models, Beach and Cayman, represented 21.2% of total revenues in the three months ended September 30, 2008, compared to 34.9% in three months ended September 30, 2007. Sales of new 2008 footwear product lines represented approximately 23.9% of our overall revenues for the three months ended September 30, 2008. We intend to continue to diversify our product offerings in order to expand our brand. We also intend to segment our product offerings into our various sales channels and to enhance our visual and fixture merchandising platforms in Company-owned and wholesale customers' stores to more effectively display our expanded product portfolio.

        Our Company-owned retail locations, including retail stores, kiosks and outlets, increased to 262 locations at September 30, 2008, compared to 187 at September 30, 2007. Total revenue from Company-owned retail locations increased 53.2%, or $13.4 million, to $38.6 million in the three months ended September 30, 2008, from $25.2 million in the three months ended September 30, 2007. We expect revenues from our Company-owned retail stores to increase in the future as we continue to increase the number of our retail locations and focus on expanding our visual and fixture merchandising platforms.

        Consolidated revenues were $174.2 million for the three months ended September 30, 2008, a 32.0% decrease over the same period in 2007. Changes in foreign currency exchange rates since September 30, 2007 contributed $15.2 million to our revenues in the three months ended September 30, 2008. We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

         North American Market.    Our revenues from North America decreased 44.0%, or $60.2 million, to $76.6 million in the three months ended September 30, 2008 compared to $136.8 million in the three months ended September 30, 2007. We believe the decline is reflective of economic conditions in the United States coupled with the challenges we face in merchandising our expanded product lines as well as the maturity of our core products in the consumer market and lessening demand for such products, as discussed in "Recent Events" above.

        We experienced an increase in sales returns and allowances of 241.6%, or $15.7 million, to $22.2 million in the three months ended September 30, 2008 from $6.5 million in the three months ended September 30, 2007. The increase in sales returns and allowances is primarily attributable to returns and anticipated returns of certain product styles and colors for which we have experienced less than anticipated sell through in our wholesales customer channel, as discussed in "Recent Events" above.

        We increased the number of Company-owned retail locations in North America, including retail stores, kiosks and outlets, to 147 locations at September 30, 2008, compared to 131 at September 30, 2007. Revenue from Company-owned retail locations increased 38.2%, or $5.5 million, to $19.9 million in the three months ended September 30, 2008, from $14.4 million in the three months ended September 30, 2007. Our Company-owned retail locations allow us to showcase our entire product offering, which we believe results in better sell through of new product offerings and increased brand awareness.

         Asian Market.    Our revenues in Asia increased 14.0%, or $7.5 million, to $61.4 million in the three months ended September 30, 2008 from $53.9 million in the three months ended September 30, 2007. The increase is attributable to higher unit sales period over period as we increased our direct sales in China and expanded our product offerings. Although we continue to experience revenue growth in the Asian market as we expand into new countries, we believe the global economic downturn and the maturity of our core products could affect our future revenue growth in this region, and we could experience declines in revenues similar to those that we have recently experienced in our North American and European markets.

        The overall increase in revenues in our Asian market was partially offset by an increase in sales returns and allowances of 70.7%, or $918,000, to $2.2 million for the three months ended September 30, 2008 from $1.3 million for the three months ended September 30, 2007. The increase in sales returns and allowances is primarily related to returns which enabled our wholesale customers to properly balance their portfolios of our products with respect to size, color and style.

        We increased the number of Company-owned retail venues in Asia to 96 locations at September 30, 2008, from 52 at September 30, 2007. Revenues from Company-owned retail locations increased 54.8%, or $5.8 million, to $16.4 million in the three months ended September 30, 2008, from $10.6 million in the three months ended September 30, 2007.

         European Market.    Our revenues in Europe decreased 50.1%, or $29.1 million, to $29.0 million in the three months ended September 30, 2008 from $58.1 million in the three months ended September 30, 2007. We have experienced a decline in revenues in certain European countries, particularly in those which represent a more mature market for our products. We believe a portion of this decline is due to an increased number of imitation products that we believe infringe on our intellectual property as well as a lessening demand for our core products, as they reach a more mature stage of their product life. Additionally, we believe the decline in revenues in our European market may result from the challenge of increased competition from producers of imitation products that are sold at substantially lower prices. We expect to continue aggressively defending our intellectual property rights in the European and other markets to mitigate such impacts.

        Sales returns and allowances increased 575.0%, or $6.9 million, to $8.1 million in the three months ended September 30, 2008 from $1.2 million in the three months ended September 30, 2007. The increase in sales returns and allowances is primarily attributable to returns and anticipated returns of certain product styles and colors for which we have experienced less than anticipated sell through in our wholesales customer channel, as discussed in "Recent Events" above.

        As of September 30, 2008, we operated 13 retail locations in Europe versus one in the same period of 2007. Revenue from Company-owned retail locations increased 221.6%, or $820,000, to $857,000 in the three months ended September 30, 2008, from $37,000 in the three months ended September 30, 2007.

         Gross profit.    Gross profit decreased 98.5%, or $153.0 million, to $2.4 million in the three months ended September 30, 2008, from $155.4 million in the three months ended September 30, 2007. Gross margin was 1.4% in the three months ended September 30, 2008 compared to 60.6% in the three months ended September 30, 2007. The decrease in gross profit was primarily attributed to excess capacity in our Company-owned manufacturing and distribution facilities, which are recognized in our results as period costs. Additionally, we recorded a $65.8 million inventory write-down charge during the three months ended September 30, 2008, and an additional $4.2 million charge related to losses on future purchase commitments. Our write-down in inventories relates to certain products that have been discontinued, including core products in colors that have experienced substantial declines in consumer demand, as discussed in "Recent Events" above. For the three months ended September 30, 2008, we also experienced a change in our sales mix to include products with lower profit margins when compared to the sales mix for the three months ended September 30, 2007. We now manufacture a wide range of products which require additional materials, such as canvas, cloth lining and suede, and additional processes, such as stitching, to manufacture. The additional costs in raw materials, duties and processes associated with these styles ultimately result in lower gross profit margins. These changes in our manufacturing structure, coupled with the inventory write-downs, decrease in revenues and increase in returns and allowances were the primary reasons for the decrease in gross profit for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

        Gross profit was $2.4 million for the three months ended September 30, 2008, a 98.5% decrease over the same period in 2007. Changes in foreign currency exchange rates since September 30, 2007 increased our gross margin by $5.9 million, or 3.7% in the three months ended September 30, 2008. We anticipate that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        We are currently evaluating our operating expenses related to cost of sales in light of the decrease in revenues in the three months ended September 30, 2008, when compared to the same period of the prior year. Expense reductions under consideration include personnel cost reductions, warehouse space reductions, and modifications of vendor terms.

         Selling, general and administrative expenses.    Selling, general and administrative expenses increased 35.3%, or $27.2 million, to $104.4 million in the three months ended September 30, 2008, from $77.2 million in the three months ended September 30, 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 59.9% for the three months ended September 30, 2008 from 30.1% for the three months ended September 30, 2007. This increase was primarily attributable to increases in marketing expenses of $7.4 million, of which $2.1 million is related to corporate sponsorships and $4.3 million is related to advertising expense, increases in building expenses of $5.5 million related to additional retail and office space, and increases in legal expenses of $5.2 million as a result of increased legal fees for ongoing litigation. These increases were partially offset by a decrease in salaries and wages of $3.2 million and a decrease in travel and sales expense of $1.5 million.

        We recognized a loss due to fluctuations in foreign currency exchange rates of $14.6 million for the three months ended September 30, 2008, compared to a gain on changes in foreign currency exchange rates of $3.6 million for the three months ended September 30, 2007.

        Selling, general and administrative expense was $104.4 million for the three months ended September 30, 2008, a 35.3% increase over the same period in 2007. Changes in foreign currency exchange rates since September 30, 2007 increased our selling, general and administrative expenses by $6.9 million in the three months ended September 30, 2008. We expect that operations at consolidated companies with functional currencies other than the U.S. dollar will continue to represent a substantial portion of our overall business. Accordingly, changes in foreign currency exchange rates could materially affect our overall selling, general and administrative expenses, or the comparability of our selling, general and administrative expenses from period to period as the result of translating our financial statements into our reporting currency, the U.S. dollar.

        We are currently evaluating our operating expenses, including selling, general and administrative expenses, in light of the decrease in revenues in the three months ended September 30, 2008 when compared to the same period of the prior year. Expense reductions under consideration include, personnel cost reductions, office space reductions and discontinuing certain sponsorship and consulting arrangements. Our current and future cost reduction plans may include some or all of the aforementioned considered actions. The compensation committee of our Board of Directors also considered reducing executive salaries and bonuses. The compensation committee approved the suspension of bonuses for the third and fourth quarters of 2008 for executive officers. Due to retention concerns, the compensation committee has decided not to reduce executive salaries at this time.

         Restructuring charges.    Restructuring charges were $2.5 million in the three months ended September 30, 2008 compared to nil in the same period a year ago. On April 14, 2008, we announced our decision to restructure our North American operations. This restructuring included the closure of our Canadian manufacturing facility and the consolidation of Canadian distribution activities into other existing North American operations. During the three months ended March 31, 2008, we established reserves covering future known obligations related to the closure of our Canadian manufacturing operations and the move of our Canadian distribution operations. These reserves are included in the line items accrued restructuring charges and long-term restructuring in our condensed consolidated balance sheets and are recorded under the line item restructuring charges on our condensed consolidated statements of operations. Reserves remaining at September 30, 2008 were $2.0 million, which primarily consists of contract termination costs associated with our facility operating leases in Canada, as discussed below, contract termination costs and termination benefits accounted for in accordance with FASB Statement No. 112, Employers' Accounting for Post Employment Benefits—an amendment of FASB Statements No. 5 and 43.

        Restructuring charges of $1.7 million related to our facility operating leases were established during the three months ended September 30, 2008, as a firm "cease use" date was established related to these leases. This is our estimated future expense related to the abandonment of facilities under the operating leases in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We recorded $715,000 in the three months ended September 30, 2008, related to early termination costs for certain equipment operating leases, cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to the United States and Mexico facilities.

         Impairment Charges.    During the three months ended September 30, 2008, we recognized an impairment charge of $8.0 million on fixed assets, primarily related to equipment and shoe molds. We have evaluated the production capacity at our facilities compared with demand projections and capacity requirements and decided to abandon certain manufacturing equipment that clearly represents excess capacity. The impairment charge on molds relate to shoe styles that we either no longer intend to manufacture or styles for which we have more molds on hand than necessary to meet projected demand. We recognized additional impairment charges of $632,000 related to patents which we no longer intend to utilize and $150,000 related to the Jibbitz tradename.

        On July 25, 2008, our stock price declined significantly. The decline reduced our market capitalization below our carrying value and required us to perform a discounted cash flow analysis under the guidance of FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), as discussed in "Recent Events". As a result of the analysis performed, we recognized an impairment loss of $22.8 million in the three months ended September 30 2008, which represents all of our goodwill value prior to September 30, 2008 and $150,000 to write-off the Jibbitz trade name. As of September 30, 2008, our goodwill balance was zero.

         Interest expense.    Interest expense increased 116.3%, or $222,000, to $413,000 in the three months ended September 30, 2008, from $191,000 in the three months ended September 30, 2007. This increase is due to additional interest charged on increased borrowings against our line of credit.

         Other income.    Other income decreased 35.3%, or $424,000, to $734,000 in the three months ended September 30, 2008, from $1.2 million in the three months ended September 30, 2007. The decrease resulted primarily from a decrease in interest bearing cash and cash equivalents.

         Income tax expense (benefit).    During the three months ended September 30, 2008, we recognized an income tax expense of $12.3 million on a pre-tax loss of $135.7 million, compared to income tax expense of $22.7 million on pre-tax income of $79.2 million during the three months ended September 30, 2007. The net expense resulted primarily from the recording of valuation allowances against deferred tax assets resulting from the tax benefits on net operating losses caused by impairment and other charges and other deferred tax asset balances for which management believes it is not more likely than not that that those tax benefits will be realized, due to our financial outlook as of September 30, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

         Revenues.    Revenues decreased 4.3%, or $27.1 million, to $595.5 million in the nine months ended September 30, 2008, from $622.6 million in the nine months ended September 30, 2007. The 4.3% decline is attributable to a decrease in revenues in some of our key markets, mainly our North

American and European markets, driven by a decrease in sales of our footwear and Jibbitz products, partially offset by an increase in revenues in our Asian market. We believe the revenue decline experienced in our North American and European markets is largely attributable to effects of the global economic downturn, as discussed in "Recent Events" above.

        The majority of our revenues during the nine months ended September 30, 2008, were attributable to our non-classic footwear models. Sales of our classic models, Beach and Cayman, represented 25.6% of total revenues in the nine months ended September 30, 2008, compared to 34% in the nine months ended September 30, 2007. Sales of new 2008 footwear product lines represented approximately 17.4% of our overall revenues for the nine months ended September 30, 2008. We intend to continue to diversify our product offerings in order to expand our brand into additional market demographics. We also intend to segment our product offerings into our various sales channels and to enhance our visual and fixture merchandising platforms in Company-owned and wholesale customers' stores to more effectively display our expanded product portfolio.

        Our Company-owned retail locations, including retail stores, kiosks and outlets, increased to 262 locations at September 30, 2008, which is up from 187 at September 30, 2007. Total revenue from Company-owned retail locations increased 73.1%, or $38.2 million, to $90.5 million in the nine months ended September 30, 2008, from $52.3 million in the nine months ended September 30, 2007. We expect revenues from our Company-owned retail stores to increase in the future as we continue to increase the number of our retail locations and focus on expanding our visual and fixture merchandising platforms.

        Consolidated revenues were $595.5 million for the nine months ended September 30, 2008, a 4.4% decrease over the same period in 2007. Changes in foreign currency rates since September 30, 2007, contributed $69.1 million to our revenues in the nine months ended September 30, 2008. We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

         North American Market.    Our revenues from North America decreased 23.3%, or $85.1 million, to $280.5 million in the nine months ended September 30, 2008 compared to $365.6 million in the nine months ended September 30, 2007. We believe the decline is reflective of economic conditions in the United States coupled with the challenges we face in merchandising our expanded product lines as well as the maturity of our core products in the consumer market and lessening demand for such products, as discussed in "Recent Events" above.

        We experienced an increase in sales returns and allowances of 234.0%, or $25.5 million, to $36.4 million in the nine months ended September 30, 2008 from $10.9 million in the nine months ended September 30, 2007. The increase in sales returns and allowances is primarily attributable to returns and anticipated returns of certain product styles and colors for which we have experienced less than anticipated sell through in our wholesales customer channel, as discussed in the "Recent Events" above.

        We increased the number of Company-owned retail locations in North America, including retail stores, kiosks and outlets, to 147 locations at September 30, 2008, from 131 at September 30, 2007. Revenue from Company-owned retail locations increased 41.3%, or $14.1 million, to $48.3 million in the nine months ended September 30, 2008, from $34.2 million in the nine months ended September 30, 2007. Our Company-owned retail locations allow us to showcase our entire product offering, which we believe results in better sell through of new product offerings and increased brand awareness.

         Asian Market.    Our revenues in Asia increased 46.2%, or $51.0 million, to $161.4 million in the nine months ended September 30, 2008 from $110.4 million in the nine months ended September 30, 2007. The increase is attributable to higher unit sales period over period as we increased our direct sales in China and expanded our product offerings. Although we continue to experience revenue growth in the Asian market as we expand into new countries, we believe the global economic downturn and the maturity of our core products could affect our ability to grow revenues in this region and we could experience declines in revenues similar to those that we have recently experienced in the North American and European markets.

        The overall increase in revenues in our Asian region was partially offset by an increase in sales returns and allowances of 721.5%, or $10.1 million, to $11.5 million in the nine months ended September 30, 2008 from $1.4 million in the nine months ended September 30, 2007. The increase in sales returns and allowances is primarily related to returns which enabled our wholesale customers to properly balance their portfolios of our products with respect to size, color and style.

        We increased the number of Company-owned retail venues in Asia to 96 locations at September 30, 2008, from 52 at September 30, 2007. Revenue from Company-owned retail locations increased 109.0%, or $19.4 million, to $37.2 million in the nine months ended September 30, 2008, from $17.8 million in the nine months ended September 30, 2007.

         European Market.    Our revenues in Europe increased 4.2%, or $5.6 million, to $140.0 million in the nine months ended September 30, 2008 from $134.4 million in the same period in 2007. In the past, we have experienced high revenue growth in our European market as we were expanding our operations and entering into new countries. We have noted a decline in revenues in certain European countries, particularly in those which represent a more mature market for our products. We believe a portion of this decline is due to an increased number of imitation products that we believe infringe on our intellectual property as well as the maturity of our core products in the consumer market and lessening demand for such product. Additionally, we believe the decline in revenues in our European market may result from the challenge of increased competition from producers of imitation products that are sold at substantially lower prices. We expect to continue aggressively defending our intellectual property rights in the European and other markets to mitigate such impacts.

        Sales returns and allowances increased 523.4%, or $15.7 million, to $18.7 million in the nine months ended September 30, 2008 from $3.0 million in the nine months ended September 30, 2007. The increase in sales returns and allowances is primarily attributable to returns and anticipated returns of certain products and other products in certain colors for which we have experienced less than anticipated sell through in our wholesales customer channel, as discussed in the "Recent Events" above.

        As of September 30, 2008 we operated 13 retail locations in Europe versus one in the same period of 2007. Revenue from Company-owned retail locations was $5.2 million in the nine months ended September 30, 2008 versus $37,000 in the nine months ended September 30, 2007.

         Gross profit.    Gross profit decreased 52.2%, or $193.9 million, to $177.9 million in the nine months ended September 30, 2008, from $371.8 million in the nine months ended September 30, 2007. Gross margin was 29.9% in the nine months ended September 30, 2008 compared to 59.8% in the nine months ended September 30, 2007. The decrease in gross profit was primarily attributed to excess capacity in our Company-owned manufacturing and distribution facilities, which are recognized in our results as period costs. Additionally, we recorded a $75.6 million inventory write-down charge, and an additional $4.2 million charge related to future losses on purchase commitments, during the nine months ended September 30, 2008, compared to $463,000 for the nine months ended September 30, 2007. Our write-down of inventories relates to certain products that are discontinued, including core products in colors that have experienced substantial declines in consumer demand, as discussed in "Recent Events" above. For the nine months ended September 30, 2008, we also experienced a change in our sales mix to include products with lower profit margins when compared to the sales mix for the nine months ended September 30, 2007. We now manufacture a wide range of products which require additional materials, such as canvas, cloth lining and suede, and additional processes, such as stitching, to manufacture. The additional costs in raw materials, duties and processes associated with these styles ultimately result in lower gross profit margins. These changes in our manufacturing structure, coupled with the inventory write-downs, decrease in revenues and increase in returns and allowances were primarily responsible for the decrease in gross profit for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

        Gross profit was $177.9 million for the nine months ended September 30, 2008, a 52.2% decrease over the same period in 2007. Changes in foreign currency exchange rates since September 30, 2007 increased our gross margin by $31.9 million, or 8.6% in the nine months ended September 30, 2008. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        We are currently evaluating our operating expenses related to cost of sales in light of the decrease in revenues in the nine months ended September 30, 2008 when compared to the same period of the prior year. Expense reductions under consideration include personnel cost reductions, warehouse space reductions, and modifications of vendor terms.

         Selling, general and administrative expenses.    Selling, general and administrative expense increased 44.3%, or $83.2 million, to $271.2 million in the nine months ended September 30, 2008, from $188.0 million in the nine months ended September 30, 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 45.6% in the nine months ended September 30, 2008 from 30.2% in the nine months ended September 30, 2007. This increase was primarily attributable to increases in marketing expenses of $22.5 million, of which $6.3 million is related to corporate sponsorships and $10.7 million is related to advertising expenses, increases in building expenses of $15.4 million related to additional retail and office space, increases in salaries and wages of $7.2 million and increases in legal expenses of $14.9 million as a result of increased legal fees for ongoing litigation.

        We recognized a loss on currency of $4.3 million for the nine months ended September 30, 2008, compared to a gain on currency of $6.7 million for the nine months ended September 30, 2007.

        Selling, general and administrative was $271.2 million for the nine months ended September 30, 2008, a 44.3% increase over the same period in 2007. Changes in foreign currency exchange rates since September 30, 2007 increased our selling, general and administrative expenses by $4.3 million in the nine months ended September 30, 2008. We expect operations at consolidated companies with functional currencies other than the U.S. dollar will continue to represent a substantial portion of our overall business. Accordingly, changes in foreign currency exchange rates could materially affect our overall selling, general and administrative expenses, or the comparability of our selling, general and administrative expenses from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        We are currently evaluating our operating expenses, including selling, general and administrative expenses in light of the decrease in revenues in the nine months ended September 30, 2008, when compared to the same period of the prior year. Expense reductions under consideration include personnel cost reductions, office space reductions and discontinuing certain sponsorship and consulting arrangements. Our cost reduction plan may include some or all of the aforementioned considered actions.

         Restructuring charges.    Restructuring charges were $7.7 million in the nine months ended September 30, 2008, compared to nil in the same period a year ago. On April 14, 2008, we announced our decision to restructure our North American operations. This decision included the closure of our Canadian manufacturing facilities and the consolidation of Canadian distribution activities into other existing North American operations. During the three months ended March 31, 2008, we established reserves covering future known obligations related to the closure of our Canadian manufacturing operations and the move of our Canadian distribution operations. These reserves are included in the line items accrued restructuring charges and long-term restructuring in our condensed consolidated balance sheets and are recorded under the line item restructuring charges on our condensed consolidated statement of operations. Reserves at September 30, 2008, were $2.0 million, which primarily consists of contract termination costs associated with our facility operating leases in Canada, as discussed below, contract terminations costs and termination benefits accounted for in accordance with FASB Statement No. 112, Employers' Accounting for Post Employment Benefits—an amendment of FASB Statements No. 5 and 43.

        Restructuring charges of $1.7 million related to our facility operating leases were established during the three months ended September 30, 2008, as a firm "cease use" date was established relating to these leases. This is our estimated future expense related to the future abandonment of facilities under the operating leases in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We recorded $2.1 million in the nine months ended September 30, 2008 related to early termination costs for certain equipment operating leases, cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to the United States and Mexico facilities, of which $901,000 was recorded within the line item cost of sales. Furthermore, we recorded $3.8 million in termination benefits accounted for in accordance with FASB Statement No. 112, Employers' Accounting for Post Employment Benefits—an amendment of FASB Statements No. 5 and 43.

         Impairment Charges.    As of September 30, 2008, we recognized an impairment charge on fixed assets, primarily related to equipment and shoe molds, in the amount of $20.4 million for the nine months ended September 30, 2008. We have evaluated our production capacity at our facilities compared with demand projections and capacity requirements and decided to abandon certain manufacturing equipment that clearly represents excess capacity. The impairment charge on molds relate to shoe styles that we either no longer intend to manufacture or styles for which we have more molds on hand than necessary to meet projected demand. We recognized additional impairment charges of $632,000 related to patents which we no longer intend to utilize, $250,000 related to the Fury trade name and customer relationships and $150,000 related to the Jibbitz trade name.

        On July 25, 2008, our stock price declined significantly. The decline reduced our market capitalization below our carrying value and required us to perform a discounted cash flow analysis under the guidance of FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), as discussed in "Recent Events" above. As a result of the analysis performed, we recognized an impairment loss of $22.8 million which represents all of our goodwill value prior to September 30, 2008 and $150,000 to write-off the Jibbitz trade name. In the three months ended March 31, 2008 we wrote-off $1.0 million in goodwill related to the closure of Fury. As of September 30, 2008 our goodwill balance was zero.

         Interest expense.    Interest expense increased 352.6%, or $1.1 million, to $1.4 million in the nine months ended September 30, 2008, from $306,000 in the nine months ended September 30, 2007. The increase in interest expense is due to additional interest charged on increased borrowings against our line of credit.

         Other income.    Other income decreased 61.9%, or $1.3 million, to $782,000 in the nine months ended September 30, 2008, compared from $2.1 million in the nine months ended September 30, 2007. The decrease resulted primarily from a decrease in interest bearing cash and cash equivalents.

         Income tax expense (benefit).    During the nine months ended September 30, 2008, we recognized an income tax expense of $4.4 million on a pre-tax loss of $146.0 million, compared to income tax expense of $55.7 million on pre-tax income of $185.6 million during the nine months ended September 30, 2007. The net expense resulted primarily from the recording of valuation allowances against deferred tax assets resulting from the tax benefits on net operating losses caused by impairment and other charges and other deferred tax asset balances for which we believe it is not more likely than not that that those tax benefits will be realized, due to our financial outlook as of September 30, 2008.

Liquidity and Capital Resources

        We experienced rapid growth in our revenues and earnings from our inception through December 31, 2007 and had difficulty meeting demand for our footwear products. During this period, we increased production capacity and increased inventory in an effort to meet demand. This pattern changed in 2008. Our revenues decreased 4.3%, or $27.1 million, to $595.5 million in the nine months ended September 30, 2008, from $622.6 million in the nine months ended September 30, 2007. Our revenues decreased 32.0%, or $82.1 million, to $174.2 million in the three months ended September 30, 2008 from $256.3 million in the three months ended September 30, 2007. The decrease in our revenues in the three and nine months ended September 30, 2008 represents a substantial adverse change of trends in our business. Additionally, we may not experience growth and may continue to experience decreases in revenues for the remainder of 2008 and in 2009. This adverse change in trends will place additional demands on our capital resources and liquidity.

        In addition to the substantial changes in our business, our revenues and prospects for future revenues are being adversely impacted by the global economic downturn. A decline in revenues could have a material adverse effect on our overall profitability, cash flow and capital resources. Although we currently believe we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate future conditions given the substantial uncertainties in the credit markets and the economy in general. We may have unexpected costs and liabilities, revenue and cash provided by operations may decline, economic conditions may continue to weaken and competitive pressures may increase, resulting in difficulty maintaining liquidity. Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to obtain additional financing on terms that are acceptable to us or at all.

        We expect to incur losses from operations during the three months ended December 31, 2008 and may incur additional operating losses during fiscal year 2009. Should we incur ongoing operating losses, we may not generate sufficient cash flows from operations and may be forced to rely on debt financing to fund our working capital needs. As of September 30, 2008, we had $19.8 million outstanding on the Revolving Credit Facility and will be required to pay all amounts outstanding on December 31, 2008, the date of maturity.

        On November 17, 2008, we entered into a fifth amendment of the Revolving Credit Facility. The amendment removed all financial covenants in the Revolving Credit Facilities as of September 30, 2008. In addition, the amendment limits the available borrowings to $19.8 million plus an outstanding $2.6 million letter of credit, subject to the total outstanding amount not being in excess of the "borrowing base," defined as the sum of 70% of our U.S. receivables plus 40% of the our U.S. inventories. If at any time the amount outstanding is in excess of the borrowing base, we must pay down the loan to the borrowing base. Any amounts repaid on the Revolving Credit Facilities cannot be borrowed again. The amendment also requires that we pay a fee of $112,000 to Union Bank. The Revolving Credit Facility matures on December 31, 2008. While we are currently in negotiations to obtain an extension on the Revolving Credit Facility or enter into a new asset based lending arrangement, there can be no assurance that these negotiations will be successful.

        Seasonal variations in product demand and the associated changes in operating assets and liabilities in response to such seasonal variations may directly and adversely affect our cash flows from operating activities. Accordingly, cash flows from operating activities for any period are not necessarily indicative of cash flows from operating activities to be expected for any other period. We are actively reviewing our expenses to ensure that future operations reflect expenses, both in cost of sales and selling, general and administrative expenses, which are commensurate with our revenues. We will continue to evaluate the need for additional restructuring of our business in order to meet this objective. Any such restructuring activities may have a material adverse impact on our cash flows and capital resources.

        The changes in the global economy could also affect our customers' liquidity and capital resources and their ability to meet their payment obligations to us, which in turn would decrease their credit terms and our ability to collect our accounts receivable, which may have a material adverse impact on our cash flows and capital resources. We continue to monitor our accounts receivable aging and have booked appropriate reserves as we deem appropriate.

        We are a global business with operations in many different countries, which requires cash accounts being held in various different currencies. The global market has recently experienced many fluctuations in foreign currency exchange rates which impacts our results of operations and cash positions. The future fluctuations in foreign currencies may have a material impact on our cash flows and capital resources. Additionally, cash balances held in foreign countries have additional restrictions and covenants associated with them, which adds increased strains on our liquidity and ability to timely access and transfer cash balances between entities.

        Our inventories decreased to $141.0 million at September 30, 2008, from $248.4 million as of December 31, 2007. In 2008, as the result of less than previously anticipated sales, we have been actively managing our inventory levels through decreased production and actively selling through our existing inventory with the goals of decreasing inventories and increasing our cash position. We expect new product introductions, limitations on production capacities and seasonal variations may cause our inventory to increase or decrease materially in the future as we adjust to meet changing market conditions. We believe our inventory levels will continue to decrease over the remainder of 2008 due to projected sales and inventory management plans. In addition to these activities to manage our inventory, we recognized $75.6 million of inventory write-down charges and an additional $4.2 million charge related to expected losses on future purchase commitments during the nine months ended September 30, 2008.

        We intend to expand our footwear and accessories product offerings by introducing new footwear styles and to increase the number of Company-owned retail locations. Our plans will require us to make ongoing capital investments in molds and other tooling equipment related to manufacturing new products and footwear styles as well as those related to opening additional retail stores. We plan to continue to selectively invest in information technology systems that will increase efficiencies as well as increase the operating effectiveness of our manufacturing, warehousing, and distribution operations. Additionally, we expect to continue to invest in our global information systems infrastructure to further strengthen our management information and financial reporting capabilities.

        Over the past two years we have developed or acquired businesses, such as Jibbitz, Bite, Tagger International B.V. ("Tagger"), Ocean Minded and EXO, an Italian producer of EVA based finished products, and we may acquire other business in the future that we believe are complementary to our own. On June 26, 2007, we amended the membership interest purchase agreement ("Purchase Agreement") with Jibbitz, to amend the terms of the potential earn-out consideration included in the Purchase Agreement. The amendment removed the earnings targets for payment of the earn-out with $3.5 million payable on the effective date of the amended Purchase Agreement and the remaining $6.5 million payable over the following thirteen months, for a total payment of $10.0 million. The earn-out was fully paid as of July 2008. The agreements for the acquisitions of Ocean Minded and Bite contain contingent earn-out amounts of up to $3.75 million and $1.75 million, respectively, which are required to be paid as an additional cost of the acquisition if the business units achieve certain specified earnings targets in future periods. As of September 30, 2008, we have accrued an additional $220,000 in relation to the Bite earn-out. No amounts have been paid or accrued in relation to the Ocean Minded acquisition as earning targets were not achieved. We may have to make future payments under these earn-out arrangements.

        In April 2008, we acquired substantially all of the assets of Tidal Trade, Inc ("Tidal Trade"), our third party distributor in South Africa for $4.6 million and acquired substantially all of the assets of Tagger, a private limited liability company incorporated under the laws of The Netherlands for $2.0 million. There are no contingent earn-out provisions related to these two acquisitions.

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

        Our current primary sources of cash resources are cash flows from our operations and cash available for borrowing under financing arrangements. We use cash primarily to fund operating expenses and capital purchases for manufacturing equipment and tooling, IT systems infrastructure and Company-owned retail stores. As of September 30, 2008, we had $56.6 million in cash and cash equivalents compared to $36.3 million as of December 31, 2007. As discussed above, our cash and cash equivalents are held in accounts in various countries and we may have difficulty readily accessing that cash.

        On August 7, 2008, we entered into the fourth amendment of the Revolving Credit Facility. The amendment reduces the available borrowing amount to $40.0 million, accelerates the maturity from May 29, 2009 to December 31, 2008, provides a waiver of covenant defaults effective June 30, 2008 and revises future covenant requirements. Under the amendment, the available borrowing amount was further reduced to $30.0 million as of October 1, 2008.

        On November 17, 2008, we entered into a fifth amendment of the Revolving Credit Facility. The amendment removed all financial covenants in the Revolving Credit Facility as of September 30, 2008. In addition, the amendment limits the available borrowings to $19.8 million plus an outstanding $2.6 million letter of credit, subject to the total outstanding amount not being in excess of the "borrowing base," defined as the sum of 70% of our U.S. receivables plus 40% of the our U.S. inventories. If at any time the amount outstanding is in excess of the borrowing base, we must pay down the loan to the borrowing base. Any amounts repaid on the Revolving Credit Facility cannot be borrowed again. The amendment also requires that we pay a fee of $112,000 to Union Bank. The Revolving Credit Facility matures on December 31, 2008. While we are currently in negotiations to obtain an extension on the Revolving Credit Facility or enter into a new asset based lending arrangement, there can be no assurance that these negotiations will be successful.

        The Revolving Credit Facility matures on December 31, 2008. Borrowings under the Revolving Credit Facility are unsecured and bear an interest rate based, at our option of, on (i) a base rate defined as the higher of the Fed Funds plus 1.00%, or the rate of interest most recently announced by the lender, or (ii) the LIBOR rate plus 3.00%. As of September 30, 2008, we had $19.8 million outstanding on the Revolving Credit Facility, and will be required to pay all amounts outstanding on December 31, 2008 and may be required to make payments sooner if our borrowing base falls below the outstanding balance.

        We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business through December 31, 2008. In order to provide liquidity beyond December 31, 2008, we are exploring alternatives for a new borrowing arrangement or an extension of the existing credit facility and are currently negotiating with several financial institutions to obtain an asset backed lending arrangement. We may also explore other sources for capital to meet our ongoing needs. There can be no assurance that any such capital will be available to us on acceptable terms or at all especially due to current conditions and uncertainty in the global credit markets. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Seasonality

        The majority of our footwear products are more suitable for warm weather, and we typically experience higher revenues during the three months ended June 30 and September 30, driven by increased sales volume of our products during the spring and summer selling season. We have introduced several new product styles that are more suitable for colder weather, such as the Mammoth, Ambler, Nadia, Flurry, All Terrain, and Nanook. During the three months ended September 30, 2008, 30.0% of our revenues were derived from the sale of our fall and winter styles. Accordingly, 70.0% of our revenues during the three months ended September 30, 2008 were attributable to our spring and summer styles. The effects of seasonality are further offset by our increased presence in the southern hemisphere, where the summer months fall during the first and fourth calendar quarters. By continuing to broaden our product offering and increasing our global presence, we hope to limit the effects of seasonality on our business. The impact of seasonality is further diluted by changes in consumer demand and the health of the global economy, which impact revenues but do not follow seasonality trends. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may fluctuate.

Critical Accounting Policies and Estimates

        For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated by reference herein. As of September 30, 2008, there were no significant changes in those critical accounting policies or estimation procedures other than as discussed below.

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

         Goodwill Impairments.    Our common stock price as quoted on the NASDAQ Global Select Market declined significantly on July 25, 2008. The decline reduced our market capitalization below our carrying value and indicated a possible impairment under the guidance of SFAS 142. We performed an evaluation of goodwill and indefinite lived intangible assets for impairment in accordance with guidance in SFAS 142 and recorded a non-cash goodwill impairment charge of $22.8 million during the three months ended September 30, 2008, which reduced our recorded goodwill to zero.

         Inventory Valuation.    From our inception and through 2007, we experienced substantial growth due to the high consumer demand for our core products and our expansion into new markets globally. During the three months ended June 30 and September 30, 2008, we experienced a decline in demand due to the current economic downturn and analyzed the net realizable value as of September 30, 2008. Based on our estimate, we recorded additional inventory write-downs during the three months ended September 30, 2008, of $65.8 million, and an additional $4.2 million charge related to accrued losses on future purchase commitment. Our estimate of the net realizable value for our excess and discontinued products is based on significant judgments made by management based on industry experience considering only limited company-specific historical experience with the sell through of such products to liquidation or other "off-price" channels. The ultimate results achieved in selling excess and discontinued products in future periods may differ significantly from management's estimates of net realizable value as of September 30, 2008. We review our inventory and our strategy for sale of inventory quarterly and write down the carrying amounts of our inventory to the lower of cost or market at the end of each fiscal quarter as required.

         Sales Returns, Allowances and Discounts.    We record reductions to revenue for estimated customer returns, allowances and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and allowances that have not yet been received by us. We base our estimates for customer returns and allowances primarily on anticipated sales volume throughout the year. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determined that actual or expected returns or allowances were significantly greater or lower than the reserves we had established, we would record a reduction or increase, as appropriate, to net sales in the period in which we made such a determination. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales.

         Impairment of Long-Lived Assets.    The acquisition of long-lived assets, including furniture, office equipment, plant equipment, leasehold improvements, computer hardware and software and in-store fixtures and displays, is recorded at cost and this cost is depreciated over the asset's estimated useful life. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to be held and used to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Credit and Interest Rate Risk

        We are exposed to interest rate risk to the extent that interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our credit facility is determined based on either a base interest rate of LIBOR plus 3.0% or a variable interest rate of the lender's applicable reference rate plus 1.0%, and, therefore, is affected by changes in market interest rates. Interest rates on our capital leases are dependent on interest rates in effect at the time the lease is drawn upon. Total liabilities outstanding at September 30, 2008, under the credit facility and capital leases were approximately $19.8 million. Based on amounts borrowed as of September 30, 2008, we would have a resulting decrease in future quarterly earnings and cash flows of approximately $149,000 for every 1% increase in prime lending rates.

        We earn interest income on our cash and cash equivalents. We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates. If the weighted average rate of return on cash and cash equivalents and restricted cash were to increase or decrease by 1%, the impact on interest income would be an increase or decrease, as applicable, of $449,000 for the nine months ended September 30, 2008.

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

dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase or decrease in value by 1%, the impact on international sales of $340.7 million during the nine months ended September 30, 2008 would have been an increase or decrease in consolidated revenues by $5.8 million. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. Please see the discussion regarding revenue in the Management's Discussion and Analysis of Financial Condition and Results of Operations above for the favorable foreign exchange rate variances experienced in the nine months ended September 30, 2008. We may engage in foreign exchange hedging contracts to reduce our economic exposure to changes in exchange rates. Foreign exchange hedging contracts are entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. As of September 30, 2008, all of our foreign exchange hedging contracts were immaterial.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        During the three months ended September 30, 2008, the following changes to our internal control over financial reporting were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  •
  As indicated below, we remediated a material weakness related to the timely and complete review of the income tax provision that existed at March 31, 2008.

        In addition to the changes to our internal control over financial reporting discussed above in relation to identification and remediation of material weaknesses, certain processes and controls were changed to accommodate the needs and requirements related to changes in business conditions and our financial reporting system.

Remediation

        In the three months ended September 30, 2008, the following specific remediation efforts were put into place to address the material weakness that existed at March 31, 2008 relating to the timely and complete review of the income tax provision:

  •
  we hired additional qualified personnel which has allowed a more thorough and timely review of tax position;

  •
  we formalized the review process of the tax provision; and

  •
  we initiated more timely consultation with tax advisors.

        Other than as described above, there have not been any other changes in our internal control over financial reporting in the three months ended September 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Future Improvement Efforts

        We have an on-going process of analyzing and improving our internal controls. We cannot assure you that these efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        On March 31, 2006, we filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006 we filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. Our motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to us on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc. and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-
infringement related to one of the patents at issue. We filed a petition with the Commission to review this determination. The Commission granted our petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7-14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. On April 24, 2008, we filed a petition to have the Initial Determination reviewed by the Commission, seeking to have the initial determination overturned. On June 18, 2008, the Commission issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. We are currently evaluating whether or not to appeal this decision.

        On March 17, 2008, Cellect LLC and Sentinel Products Corporation filed a complaint against us with the U.S. District Court for the Northern District of New York alleging that our Croslite materials infringe U.S. Patent No. 5,932,659. We filed an Answer on July 11, 2008. At this stage it is not possible to determine the risk of an unfavorable outcome.

        We and certain of our officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007; several other complaints were filed shortly thereafter. The cases purport to be brought on behalf of a class of all persons who purchased our stock between July 27, 2007 and October 31, 2007 (the "Class Period"). The complaints allege that defendants made false and misleading public statements about us and our business and prospects in press releases and at investor conferences during the Class Period, and that the market price of the Company's stock was artificially inflated as a result. The complaints allege claims under Section 10(b) and Section 20(a) of the Exchange Act, and seek compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys' fees and costs of litigation. These actions were consolidated and, in September 2008, the Court appointed a lead plaintiff and counsel. We expect that an amended consolidated complaint will be filed in December 2008. Thereafter, we and the defendants will respond. We believe the claims lack merit and intend to defend the action vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome of the matter, or the amount or range of potential loss.

        In December 2007, plaintiffs filed a shareholder derivative action in the Colorado District Court for the City and County of Boulder alleging that certain of our officers and directors breached their fiduciary duties, wasted corporate assets, and were unjustly enriched. This derivative action purports to state a claim on behalf of us. Plaintiffs filed an amended complaint in July 2008, which alleges claims that arise from the conduct alleged in the federal shareholder class action and allegations regarding additional statements made by us between November 2007 and May 2008. We and the defendants have filed motions to dismiss this action on various grounds. Briefing is ongoing. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome of the matter.

        Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business.

ITEM 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as those included in our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2008, which could materially affect our business, financial condition or future results. The risks described below, in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q/A are not exhaustive. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and/or operating results. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

The recent financial crisis and general economic conditions that are largely out of our control may adversely affect consumer spending and the overall general health of our retail customers, which, in turn, may adversely affect our financial condition, results of operations and cash resources

        Uncertainty about the current and future global economic conditions may cause consumers and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability and declining consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and nationally. Recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for our products. In addition, a number of our third-party retailers may be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for these third parties it could adversely impact our estimated reserves and financial results. There can be no assurances that government and consumer responses to the disruptions in the financial markets will restore consumer confidence.

        Furthermore, reduced traffic in retail stores and limitations on the prices we can charge for our products could reduce our sales and profit margins and have a material adverse affect on our financial condition and results of operations. Also, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our costs of sales and our operating expenses, and otherwise adversely affect our financial condition and results of operations.

         We may not be able to obtain the financing required to grow our business, particularly when the credit and capital markets are unstable

        Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to obtain additional financing on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market and impacts on our credit ratings that may restrict our flexibility under certain conditions. Our current Revolving Credit Facility matures on December 31, 2008. As of September 30, 2008, we had $19.8 million outstanding on the Revolving Credit Facility, and we will be required to pay all amounts outstanding on December 31, 2008 and may be required to make payments sooner if our borrowing base falls below the outstanding balance. In order to provide liquidity beyond December 31, 2008, we are exploring alternatives for a new borrowing arrangement or an extension of the Revolving Credit Facility and are currently negotiating with several financial institutions to obtain an asset backed lending arrangement. We may also explore other sources for capital to meet our ongoing needs. There can be no assurance that any such capital will be available to us on acceptable terms or at all, especially due to current conditions and uncertainty in the global credit markets. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

ITEM 5.    Other Information.

        On November 17, 2008, we entered into a fifth amendment of the Revolving Credit Facility. The amendment removed all financial covenants in the Revolving Credit Facility as of September 30, 2008. In addition, the amendment limits the available borrowings to $19.8 million plus an outstanding $2.6 million letter of credit, subject to the total outstanding amount not being in excess of the "borrowing base," defined as the sum of 70% of our U.S. receivables plus 40% of the our U.S. inventories. If at any time the amount outstanding is in excess of the borrowing base, we must pay down the loan to the borrowing base. Any amounts repaid on the Revolving Credit Facility cannot be borrowed again. The amendment also requires that we pay a fee of $112,000 to Union Bank. The Revolving Credit Facility matures on December 31, 2008.

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

CROCS INC.
Date: November 17, 2008	By:	/s/ RUSSELL C. HAMMER
		Name:	Russell C. Hammer
		Title:	Chief Financial Officer, Senior Vice President—Finance and Treasurer