Form 10-K
period 2008-12-31
Crocs, Inc.
filed 2009-03-17
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐ .

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $578,519,126. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

         The number of shares of the registrant's common stock outstanding as of January 31, 2009 was 83,019,495.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant's proxy statement for the 2009 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2008.

Crocs, Inc.
2008 Annual Report on Form 10-K

FORWARD-LOOKING INFORMATION

        Throughout this report, references to the "Company," "we," "us" and "our" refer to Crocs, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

        Statements in this Form 10-K and in documents incorporated by reference (or otherwise made by us or on our behalf) contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking statements. Important factors that could cause actual results to differ materially from the forward looking statements include, without limitation, the following risk factors:

  •
  macroeconomic issues, including, but not limited to, the current global financial crisis;

  •
  our ability to obtain adequate financing;

  •
  our significant recent expansion;

  •
  our ability to effectively manage our future growth or declines in revenue;

  •
  changing fashion trends;

  •
  our defense and the ultimate outcome of a pending class action lawsuit;

  •
  our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in demand for our products;

  •
  our management and information systems infrastructure;

  •
  our ability to obtain and protect intellectual property rights;

  •
  our reliance on third party manufacturing and logistics providers for the production and distribution of products;

  •
  our reliance on a single source supply for certain raw materials;

  •
  inherent risks associated with the manufacture, distribution and sale of our products overseas;

  •
  our ability to develop and sell new products;

  •
  our limited operating history;

  •
  our ability to accurately forecast consumer demand for our products;

  •
  our ability to maintain effective internal controls;

  •
  our ability to attract, assimilate and retain management talent;

  •
  our ability to respond to further adverse changes in the retail environment;

  •
  our ability to effectively market and maintain a positive brand image;

  •
  the effect of competition in our industry; and

  •
  the effect of potential adverse currency exchange rate fluctuations.

        We caution the reader to carefully consider all such factors, including those described in Item 1A. "Risk Factors". Furthermore, such forward looking statements speak only as of the date of this report. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.

PART I

ITEM I.    Business

Overview

        We are a designer, manufacturer, distributor, worldwide marketer and brand manager of footwear for men, women, and children. We aspire to be the global leader in molded footwear design and development. Crocs shoes combine fun colors and innovative design and we manufacture a product offering that provides new and exciting molded footwear products that feature fun, comfort and functionality. We design and sell a broad offering of footwear, apparel, gear and accessories that utilize our proprietary closed cell-resin, called Croslite. Croslite is a unique material that enables us to produce an innovative, soft, lightweight, non-marking, slip and odor-resistant shoe. Shoes made with Croslite have been certified by US Ergonomics to reduce peak pressure on the foot, reduce muscular fatigue while standing and walking and to relieve the musculoskeletal system.

        Since the initial introduction and popularity of our Beach and Cayman models, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach through the acquisitions of new brand platforms such as Jibbitz, LLC ("Jibbitz") and Ocean Minded, LLC ("Ocean Minded"). We intend to continue branching out into other types of footwear, bringing a unique and original perspective to the consumer in styles that may be unexpected from Crocs. All of our products are designed to allow the product to be defined by comfort, fun, and function. In part, we believe this will help us to continue to build a stable year-round business as we look to offer more winter-oriented styles.

        Our marketing approach is also becoming significantly more focused on a defined target consumer. All marketing efforts are integrated around specific product launches and the majority of our marketing efforts moving forward will be focused on our retail partners, ensuring that our presentation and story are first class and drive purchasing at point of sale.

        We currently sell our Crocs-branded products throughout the U.S. and in 128 countries. We sell our products through domestic and international retailers and distributors and directly to end-user consumers through our webstores, Company-operated retail stores, outlets and kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty channels.

Our History

        We were organized as a limited liability company in 1999 and began marketing and distributing footwear products in the U.S. under the Crocs brand in 2002, shortly after completing our first footwear design produced by Crocs Canada Inc. ("Crocs Canada"), formerly known as Foam Creations Inc., and Finproject N.A., Inc. The unique characteristics of Croslite, developed by Crocs Canada, enabled us to offer consumers an innovative shoe unlike any other footwear model then available. Initially, we targeted our products to water sports enthusiasts, but the comfort and functionality of our products appealed to a more diverse group of consumers who used our footwear for a wide range of activities. To capitalize on the broad appeal of our footwear, we expanded our sales infrastructure, strengthened our senior management team, and developed relationships with a range of retailers in the U.S. In June 2004, we acquired Crocs Canada, including its manufacturing operations, product lines, and rights to the trade secrets for Croslite. We converted to a Colorado corporation in

January 2005 and reincorporated in Delaware in June 2005. Beginning in June 2004, we significantly expanded all aspects of our operations in order to take advantage of what we believed was an attractive market opportunity.

        From 2002 until 2007, our business grew tremendously, both organically and through acquisitions that we believe leveraged our business model.

        In 2006, we added:

  •
  Jibbitz, which produces unique charms specifically suited to fit into Crocs shoes;

  •
  Fury Hockey Inc., formerly 55 Hockey Products Inc. ("Fury"), which produces and distributes hockey, soccer and lacrosse equipment manufactured with Croslite. In June 2008, the Company decided to liquidate Fury after efforts to sell the entity were unsuccessful; and

  •
  EXO Italia, which designs and develops EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry.

        In 2007, we added:

  •
  Ocean Minded, which produces sandals primarily for the beach, action and adventure market;

  •
  Bite, LLC ("Bite"), a manufacturer of performance shoes and sports sandals sold worldwide in five categories, including, golf, adventure, healthy lifestyle, travel and water sports; and

  •
  YOU by Crocs™, a women's fashion line that combines the comfort of Croslite with fashionable styles.

        In 2008, we added:

  •
  Tagger International B.V. ("Tagger"), a manufacturer of messenger bags.

Recent Events

        From our inception through the year ended December 31, 2007, we experienced rapid revenue growth and had difficulty meeting demand for our footwear products. During this period, we significantly increased production capacity, warehouse space and inventory in an effort to meet demand. This pattern changed in 2008. Our revenue growth moderated in the three month period ended March 31, 2008. This trend continued and accelerated throughout 2008. Our total revenues declined from $847.4 million in the year ended December 31, 2007 to $721.6 million during the year ended December 31, 2008.

        Should the global economic conditions deteriorate further, we may experience further revenue declines in the Americas, European, and Asian markets. Should we fail to develop and effectively merchandise new products that appeal to the consumer, we may not be able to compete effectively and may experience further declines in revenues.

        During 2008, we incurred significant charges related to restructuring and other activities undertaken to right-size our business. These charges include inventory write-downs, incremental sales returns and mark down allowances, fixed asset impairments, goodwill and intangible asset impairments, and severance, facility exit and other related expenses.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of our financial conditions and outlooks, including inventory write-downs, restructuring activities and reductions in selling, general and administrative costs.

        We may continue to incur operating losses during fiscal year 2009 particularly if our revenues fall short of current expectations. In the event that revenues and product demand fall short of our current expectations, we will need to take further actions to reduce operating costs.

Product Overview

        The Crocs product range is divided into three categories: everyday, style and sport. Our everyday product range is composed of fully molded products, which are closest to our core products and targeted widely to several distribution channels. Our style product range consists of more fashionable silhouettes targeted towards higher-end department stores. Our sport product range includes sport inspired products that offer a Crocs point of view for active end uses like boating, walking, and hiking.

        In addition to our footwear products, we market a line of Crocs-branded apparel and other accessory items that are intended to increase awareness of our brand.

Footwear

        A key differentiating feature of our footwear products is Croslite, which is uniquely suited for comfort and functionality. We have carefully formulated Croslite to be of a density that creates a comfortable shoe with a high coefficient of friction, allowing for slip-resistant, non-marking footwear that is extremely lightweight. For example, our size large Beach model weighs approximately six ounces, which is significantly lighter than more traditional casual footwear products. Croslite softens as it warms to better conform to the wearer's feet. Croslite is a closed cell resin, which is water resistant and virtually odor-free, and allows many of our footwear products to be cleaned simply with water or bleach. As we have expanded our Crocs brand product offering, we have incorporated traditional materials such as textile fabric and leather into our products. However, we continue to utilize Croslite for the foot bed, sole and other key structural components for these new products.

        Our footwear business has grown significantly since we first introduced our Crocs product line in 2002 with a single model in six colors. Over the past few years we:

  •
  Expanded our Crocs product line to 25 models in 2006, over 250 models in 2007 and over 270 models in 2008, including Ocean Minded, YOU by Crocs™ and Bite footwear models;

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

  •
  Introduced our Crocs at Work line that offers Crocs shoes targeted towards healthcare and food industry professionals and is marketed toward the mid-tier distribution channel. We continue to expand the offerings in our Work category, including the introduction of an ESD (electro-static discharge) shoe, which is designed for medical personnel;

  •
  Developed our Crocs Rx line, which offers five models, the Relief, the Silver Relief, the Cloud, the Silver Cloud and the Silver Fox, targeted towards consumers who require specialized footwear that provides relief from certain medical conditions, such as diabetes, plantar pain, heel pain, metatarsalgia, achy feet and post-op conditions. Our Crocs Rx line was rated the #1 Rx shoe in the industry, we received the 2008 company of the year award from the American Podiatric Medical Association (the only shoe company to ever receive this award) and in 2008 we broadened our distribution into drugstore chains;

  •
  Entered into and extended our existing collegiate licensing agreements with various colleges and universities, and our sports licensing agreements with, among others, NFL, MLB, AVP and more recently, the Gaelic Athletic Association and Australian football leagues;

  •
  Expanded into new footwear categories by designing new footwear using our in-house design team as well as recognized footwear design experts. As part of this strategy, we acquired EXO Italia ("EXO") in 2006, which expanded the capabilities of our in-house design team. EXO is based in Padova, Italy and is an Italian producer of EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry;

  •
  Acquired Bite (www.biteshoes.com), an adventure driven designer and manufacturer of comfortable and supportive performance shoes and sports sandals sold worldwide in five categories, including, golf, adventure, healthy lifestyle, travel and water sports. In 2008, the decision was made to discontinue the Bite line and we have suspended new product introductions. All of Bite's design and development know-how has been integrated into the design and development of Crocs' sport products;

  •
  Introduced YOU by Crocs™ (www.youbycrocs.com), a women's fashion line that combines the comfort of Croslite with 24 designs including various boots, slides, and high heels composed of suede, smooth napa leather, metallic leather and patent leather. All styles include the "Soleful™" comfort foot bed, which is manufactured with Croslite and has extra padding on the ball of the foot and heel to provide increased comfort. We will continue to offer a limited offering of the YOU by Crocs™ styles targeting a distribution in the Crocs operated retail stores at competitive price points;

  •
  Acquired substantially all of the assets of Ocean Minded (www.oceanminded.com), a designer and manufacturer of high quality leather and EVA based sandals primarily for the beach, adventure and action sports market. Ocean Minded is headquartered in Santa Clemente, California and strives to be innovative in style and design in order to produce the most comfortable sandals in the market. In 2008, Ocean Minded introduced a product line that includes Croslite foot beds to provide increased comfort. As the name, "Ocean Minded" implies, the brand takes an active role in protecting the oceans and beaches through beach clean ups, support of the Surfrider Foundation and various other environmental efforts. Ocean Minded utilizes recycled and recyclable materials whenever possible and is well known in the action sports industry as a leading advocate for environmental awareness and responsibility.

        Footwear sales made up 91.6%, 90.1%, and 96.5% of total revenues for the years ended December 31, 2008, 2007, and 2006, respectively. Sales of our classic Beach and Cayman models accounted for 25%, 30%, and 62.2% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008 sales of our Mammoth model accounted for 10.1% of our total sales. We intend to continue to evaluate our product offerings to develop product collections in assortments that can be merchandised effectively to the consumer at our retailer and Company operated stores. As such, we expect that our future product offerings will be more focused by category and for color palette and the number of color combinations will be reduced in our seasonal offerings.

        During the year ended December 31, 2008, approximately 70% of our sales consisted of products geared towards adults compared to 30% of sales for products geared towards children.

Apparel and Accessories

        Apparel.    In 2007, we expanded our clothing line and launched a new clothing line for boys, girls and men featuring Croslite material. We added a small amount of Croslite to the material to ensure that each piece is lightweight, durable, breathable, versatile and fade resistant. In 2008, we scaled back our apparel product offering.

        Accessories.    In addition to our footwear products, we own Jibbitz (www.jibbitz.com), a unique accessory brand with colorful snap-on charms specifically suited for Crocs shoes. We acquired Jibbitz in

December 2006 and have expanded the product line to include a wide variety of charms in varying shapes and sizes, with designs such as flowers, sports gear, seasonal and holiday designs, animals, symbols, letters and rhinestones. Crocs licensing agreements also extend to Jibbitz, allowing Jibbitz to create designs bearing logos and emblems of Disney, NFL, MLB and the Crocs collegiate line. Jibbitz designs allow Crocs consumers to personalize their footwear to creatively express their individuality. As of December 31, 2008, approximately 1,800 unique Jibbitz charm designs were available to consumers for personalizing their Crocs footwear.

        We have also introduced several Crocs-branded accessory items that complement the styling, colors, and image of our footwear, which we believe will appeal to a similar demographic base. For example, we have developed a line of lightweight and durable backpacks and messenger bags that are marketed to a wide range of consumers, from professionals to students. The backpacks and bags incorporate bright colors, Croslite shoulder pads for comfort and various holes for Jibbitz so the bags can be personally decorated.

Sales and Distribution

        Financial information regarding our revenues, profits and total assets is included in our consolidated financial statements beginning on page F-1. Information relating to our geographic operations is included in Note 17 of our consolidated financial statements.

Domestic Sales

        In 2008, sales in the U.S. accounted for approximately 44% of total revenues, compared to 52% in 2007 and 68% in 2006. In the U.S., we sell our products through 148 Crocs branded retail store locations, including Company-operated kiosks and retail stores in such locations as New York, Boston, Chicago, and Maui, and through our webstores. We also sell through a broad range of sporting goods and department stores, as well as through specialty retailers. We do not have long term contracts with any of our retail customers, and sales to our retail customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer.

International Sales

        In 2008, international sales accounted for approximately 56% of total revenues, compared to 48% in 2007 and 32% in 2006. Outside of the U.S., we sell our products through over 314 Crocs branded retail store locations, including 131 Company-operated retail stores in a variety of locations including Canada, Finland, United Kingdom, Singapore, Hong Kong, Japan, China and the Netherlands, as well as through our kiosks and webstores. We also sell through a broad range of retailers, similar to the retail sales channels we have established in the U.S. We occasionally utilize sales agents and buying groups in our international locations to service our retail customers. We established a direct sales presence in most major international markets, rather than relying on distributors, which we believe enables us to obtain better margins and allows us to better control our marketing and distribution. As of December 31, 2008, we established direct sales efforts in 31 countries. Outside of our direct sales markets, we utilize third-party distributors.

Wholesale and Distributor Sales

        In 2008, approximately 76.5% of our net revenues were derived from sales to our wholesale customers and distributors compared to 91% in 2007 and 89.8% in 2006. Our principal wholesale customers include national and regional retail chains, department stores, sporting goods stores and specialty retailers, such as Nordstrom, Finish Line, Dicks Sporting Goods, The Sports Authority, Dillard's, The Forzani Group and Journeys. No single customer accounted for 10% or more of our revenues for the year ended December 31, 2008. We believe we have established strong domestic and international wholesale customer channels.

        We use distributors in select markets where we believe such arrangements are preferable to direct sales. In markets where we use third-party distributors, these distributors purchase products pursuant to a price list and are granted the right to resell the products in a defined territory, usually a country or group of countries. Our typical distribution agreements have terms of one to four years, are terminable on 60 days' notice prior to the end of the term or on six months' prior notice at any time, and require our distributors to meet a minimum sales threshold. Our agreements with distributors do not contain contractual rights of returns or price protection features. We will accept returns from wholesale and distributor customers for defective products, quality issues, and shipment errors on an exception basis at the sole discretion of our management. We may also accept returns from our wholesale and distributor customers, on an exception basis at the sole discretion of management, for the purpose of stock re-balancing to ensure that our products are merchandised in the proper assortments. Additionally, at the sole discretion of management, we may provide markdown allowances to key wholesale and distributor customers to facilitate the "in-channel" markdown of products where we have experienced less than anticipated sell-through.

        Our domestic accounts are primarily serviced through our internal sales force, which focuses on selling the appropriate mix and quantity of our products to our retail accounts. They ensure our products are displayed effectively at retail locations and educate our retailers about our Crocs brand and the quality of our products.

        Our financial success is significantly related to the willingness of our retail customers to continue to carry our products, the expansion to new retail customers and the success of such customers, which factors are directly impacted by the slowdown in the global economy, including reduced foot traffic in shopping malls and lessening consumer demand for our products. We do not have long term contracts with any of our retail customers, and sales to our retail customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our customers' orders in a timely manner, the sales of our products and our relationships with those customers may suffer, and this could have a material adverse effect on our product sales and ability to grow our product line.

Retail Sales

        We are currently expanding our direct sales efforts to consumers. We believe that direct sales provide us with an opportunity to showcase our entire line of footwear, apparel, gear and accessory offerings, and that this strategy will serve as an important and effective means to enhance our product and brand awareness. As of December 31, 2008, we operated the following retail stores:

U.S Retail Stores
Crocs Kiosk	110
Crocs Retail Stores	8
Crocs Outlet Stores	30

Total	148

International Retail Stores
Crocs Kiosk/Store in Store	67
Crocs Retail Stores	62
Crocs Outlet Stores	2

Total	131

        Kiosks.    As of December 31, 2008, we operated 177 domestic and international retail kiosks located in malls and other high foot traffic areas. With bright and colorful displays, efficient use of retail space, and limited initial capital investment, we believe that kiosks are an effective outlet for marketing our products. Kiosks enable us to highlight a wide range of our products; more effectively interact with potential consumers, and enhance our brand awareness among both consumers and local retailers. We plan to continue to open and operate additional kiosk sites in select, high foot traffic locations. Our kiosk opening plans are subject to adjustment based on the impact of economic conditions and demand for our products.

        Retail Stores.    As of December 31, 2008, we operated 70 domestic and international retail stores. During 2008, we opened retail stores in a variety of locations, including, but not limited to, New York, Boston, Chicago, England, Finland, Canada, Australia, Panama, Japan and China. Company-operated retail stores are designed with colorful displays and allow us to effectively market our new and existing products and interact with customers in order to enhance brand awareness. We plan to continue to open additional Company-operated retail stores in the future. Our retail store opening plans are subject to adjustment based on the impact of economic conditions and demand for our products.

        Outlet Stores.    As of December 31, 2008, we operated 32 domestic and international outlet stores. During 2008, we opened outlet stores in a variety of locations, including, but not limited to, Texas, Arizona, Chicago, California, Florida, Missouri, and Hong Kong. The outlet stores help us profitably move older products in an orderly fashion. We plan to open more Company operated outlet stores in early 2009. Our outlet store opening plans are subject to adjustment based on the impact of economic conditions and demand for our products.

        Internet.    We currently offer our products domestically and internationally through our webstores. Our internet presence enables us to educate consumers about our products and brand. We continue to expand our web-based international marketing efforts to continue to drive consumer awareness regarding the availability of our full product range on our market-specific websites.

Raw Materials

        Our proprietary closed-cell resin, Croslite, is the primary raw material used in most of our footwear and some of our accessories. Our material is soft and durable and is of a density that provides a high coefficient of friction allowing our material to be slip-resistant and non-marking in addition to being extremely lightweight. The closed-cell nature of Croslite makes it resistant to the bacteria and fungus that cause shoe and foot odor. We continue to invest in research and development in order to refine our materials to enhance these properties and to target the development of new properties for specific applications.

        Croslite is produced by compounding elastomer resins that we or one of our third-party processors purchase from major chemical manufacturers together with certain other production inputs, such as color dyes. At this time, we have identified two suppliers that produce the particular elastomer resins used in Croslite. We may, however, in the future identify and utilize materials produced by other suppliers as an alternative to the elastomer resins we currently use in the production of our proprietary material. All of the other raw materials that we use to produce Croslite are readily available for purchase from multiple suppliers.

        We transitioned Croslite compounding from our former manufacturing facilities in Canada to other operations and third party facilities during the second quarter of 2008. We compound Croslite internally in Mexico and China utilizing subcomponent materials produced by a third party in the U.S. We also outsource the compounding of Croslite and continue to purchase a portion of our compounded raw materials from a third party in Europe in accordance with the terms of a supply agreement that expires in July in 2009.

        Since our inception, we have substantially increased the number of footwear products that we offer. Many of our new products are constructed using leather, textile fabrics or other materials. We, or our third party factories, obtain these materials from a number of third-party sources and we believe these materials to be broadly available.

Manufacturing and Sourcing

        Our strategy is to maintain a flexible, globally diversified, low-cost manufacturing base. We have Company operated production facilities in Mexico and Italy and we also contract with third-party manufacturers located around the world. We believe that our in-house manufacturing capabilities enable us to rapidly make changes to production, providing us with the flexibility to quickly respond to orders for high-demand models and colors throughout the year, while outsourcing allows us to capitalize on the efficiencies and cost benefits of using contract manufacturing. We believe that this production strategy will enable us to continue to minimize our production costs, increase overall operating efficiencies and shorten production and development times to better serve our retail customers.

        The process for manufacturing our footwear was developed over an eight year period of continual refinement to improve consistency, softness, durability, and yield. In the year ended December 31, 2008, we manufactured approximately 17% of our footwear products at our Company operated manufacturing facilities in Mexico and Italy and, for a portion of the year, from our facilities in Brazil and Canada. We obtained the remaining 83% of our footwear products from third-party manufacturers in China and Bosnia. In the year ended December 31, 2008, our largest third-party supplier in China produced approximately 49% of our footwear unit volume. We do not have written supply agreements with our primary third-party manufacturers in China. During 2008, we consolidated our manufacturing capacities at the facilities we operate in Mexico and with our third-party manufacturers and shut down our manufacturing facilities in Canada and Brazil to align our production capacities and cost structure to decreased demand and declining revenues.

Distribution and Logistics

        We continue to make enhancements to our distribution and logistics network that will streamline our supply chain increasing our speed to market. Over the past year we have consolidated our network to leverage resources and simplify our fulfillment processes while driving down costs in our operations. During the year ended December 31, 2008, we continued to adjust our strategy based upon projected economic conditions and demand for our products. We continued to consolidate our global distribution centers and warehousing, thereby decreasing our fixed costs.

        In 2008, approximately 24% of our products were shipped from our internal and third-party manufacturers directly to the customer. The other 76% of our products were fulfilled from the 21 distribution locations strategically located throughout the world. We operated distribution centers in Australia, Colorado, Finland, the Netherlands, India, Japan, Mexico, Shanghai and Singapore as of December 31, 2008. Our Company-operated distribution centers had approximately 1,368,000 square feet of space. We also utilized third-party operated distribution centers. The third-party centers were located in Brazil, Colorado, Dubai, Hong Kong, Korea, and Taiwan. These distribution centers gave us approximately 744,000 additional square feet of space. We believe the combined total of 34 distribution locations and 2.1 million square feet of space gives us the flexibility to meet our rapidly changing business requirements and positions us to support the current level of revenue and any growth of our brands.

        In December 2007, we entered into an agreement with Manhattan Associates to provide warehouse management systems within all of our Company-operated distribution centers. We plan to continue to implement the Manhattan software in strategic locations during the next 12 months.

Intellectual Property and Trademarks

        We rely on a combination of trademark, copyright, trade secret, trade dress, and patent protection to establish, protect, and enforce our intellectual property rights in our product designs, brand, materials, and research and development efforts, although no such methods can afford complete protection. We own the material trademarks used in connection with the marketing, distribution and sale of all of our products, both domestically and internationally, where our products are currently either sold or manufactured. Our major trademarks include the Crocs logo and design and the Crocs word mark, both of which are registered or pending registration in the U.S., the European Union, Japan, Taiwan, China and Canada among other places. We also own common law trademark registrations or pending trademark applications for Jibbitz, Jibbitz Logo, YOU by Crocs™, YOU by Crocs Logo, Ocean Minded, Fury, Fury Mambaz Logo, Tail Logo, Bite and Bite Logo, as well as for our proprietary material Croslite and the Croslite logo, globally. We intend to continue to strategically register, both domestically and internationally, the trademarks and copyrights we utilize today and those we develop in the future. We will also continue to aggressively police our trademarks and copyrights and pursue those who infringe, both domestically and internationally as we deem necessary.

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

Seasonality

        Due to our significant sales growth from our inception through 2007, there is still uncertainty in the degree to which sales of our footwear products will be subject to seasonality. For the year ended December 31, 2008, we experienced a 40% increase in sales in the first quarter of 2008 compared to 2007. However, due to declining economic conditions and declining demand for our products, our sales were flat in the second quarter of 2008 compared to 2007 and our sales declined in the third and fourth quarters of 2008 compared to 2007. We expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. We intend to continue branching out into other types of footwear, bringing unique and original perspective, to the consumer in styles that may be unexpected from Crocs. While we have introduced footwear models that are more suitable for cold weather, such as the Mammoth, Endeavor, Georgie, All Terrain, Snowmini, and YOU by Crocs™ styles, we believe that demand for our products, and therefore our sales, may be subject to seasonal variations and may be significantly impacted by weather conditions. The majority of our revenues during the year ended December 31, 2008 were attributable to our footwear styles more suitable for fair weather. However, we believe that the expansion into other types of footwear products will help us build a stable year-round business as we look to offer more winter-oriented styles. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions or fluctuating consumer preferences.

        In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may fluctuate. We believe that the changes in our business resulting from the deteriorating global economic conditions as well as the lessening demand for our products were so significant in 2008 that we cannot reasonably determine the extent of the seasonality of our business. However, we have observed that our first and fourth quarter revenues are less than our second and third quarter revenues and we expect this seasonality trend to continue.

Backlog

        As of December 31, 2008, our backlog, which consists of open orders as of December 31 2008, was approximately $113.3 million, compared to $145.4 million as of December 31, 2007. The backlog decreased as a result of the current economic conditions and the change in purchasing practices by our customers as they work to aggressively manage risk through reduced inventory levels as well the decreased demand for our products. Backlog may not be a reliable measure of future sales for any succeeding period and are subject to cancellation by customers at any time. In addition, our historical cancellation experience may not be indicative of future cancellation rates. We expect the majority of these orders to be fulfilled within the year.

Competition

        The global casual footwear and apparel industry is highly competitive. Although we believe that we do not compete directly with any single company with respect to the entire spectrum of our products, portions of our business compete with companies such as, but not limited to, Nike Inc., Heelys Inc., Deckers Outdoor Corp., Sketchers USA Inc. and Wolverine World Wide, Inc. Our retail locations also compete with footwear retailers such as Macy's Inc., Nordstrom Inc., Dicks Sporting Goods Inc., and Collective Brands Inc.

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

Product Design and Development

        Our primary goal in product design and development is to create and introduce new and innovative footwear products that combine our standards of comfort, functionality, and style, and enhance the awareness of the Crocs brand. We aspire to be the global leader in active casual footwear products. Our footwear product line is designed by a combination of our internal design and development staff supported by outside designers. By introducing outside sources to the design process, we believe that we are able to capture a variety of different design perspectives on a cost-efficient basis and anticipate trends more quickly. To expand our internal design capabilities, we acquired EXO in 2006, an Italian company that has been involved in the design of several of our new styles. We are committed to continuing to dedicate significant resources to product design and development to sustain our commitment to innovation, maintain or grow our current level of revenue and drive our global brand.

        We develop footwear models based on what we identify as opportunities in the marketplace. Once a design has been identified and demand in the marketplace has been validated, the designs are then translated into product specifications by our developers and made into prototypes at our facility in Italy or by one of our third-party manufacturers in China. Our designers and developers work closely with each other to develop product prototypes, test and refine products and provide quality assurance throughout the manufacturing process. Our design and development process is highly collaborative, as members of the design team frequently meet with our sales and marketing staff, production and supply managers and certain of our retail customers to further refine our products to meet the particular needs of our target market. We continually strive to improve our development function so we can bring products to market quickly and reduce costs while maintaining product quality. We spent $6.4 million, $5.3 million and $1.8 million in Company-sponsored research, design and development activities for the years ended December 31, 2008, 2007, and 2006, respectively.

Employees

        As of December 31, 2008, we employed approximately 3,700 persons, compared to 5,300 as of December 31, 2007. This included 1,940 employees in the U.S., 80 employees in Canada, 220 employees in Mexico, 990 employees in Asia, 90 employees in South America, and 380 employees in Europe. Due to declining economic conditions and the reduced demand for our products, we reduced our headcount by approximately 1,600 persons from 2007, primarily due to closings of our Canadian and Brazilian manufacturing facilities and other reductions in staffing, partially offset by increases in staffing due to expansion of our Company operated retail locations. As of December 31, 2008, none of our employees were represented by a union.

Public Filings and Corporate Information

        Our internet address is www.crocs.com. On our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to

Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. All such filings on our website are available free of charge. Also available on our website are the charters of the committees of our board of directors, as well as our corporate governance guidelines and code of ethics. Copies of any of these documents will be provided in print to any stockholder who submits a request in writing to Integrated Corporate Relations, 450 Post Road East, Westport, CT 06880.

ITEM 1A.    Risk Factors

        Our short and long-term success is subject to many factors beyond our control. If any of the following risks, as well as any risks described elsewhere in this Form 10-K, actually occur, our business, financial condition or results of operations could suffer. Additional risk factors could exist that we are not presently aware of which could also affect our business, our financial condition or results of operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

        The accompanying consolidated financial statements for the year ended December 31, 2008 were prepared under the assumption that we will continue to operate as a going concern. The report of our registered independent public accounting firm on our consolidated financial statements for the year ended December 31, 2008 includes an explanatory paragraph concerning conditions that raise substantial doubt about our ability to continue as a going concern. We incurred losses of $185.1 million in the year ended December 31, 2008 and experienced a decline in revenues from $847.4 million for the year ended December 31, 2007 to $721.6 million for the year ended December 31, 2008. Continued operations are dependent on our ability to secure adequate financing and maintain a reasonable level of liquidity such that we can timely pay our obligations when due. As of December 31, 2008, we had $22.4 million in borrowings under our loan agreement with the Union Bank of California, N.A. ("Revolving Credit Facility"), which currently has a maturity date of April 2, 2009, and we had $51.6 million in cash and cash equivalents.

        We are currently in discussions with lending institutions to secure an asset backed borrowing arrangement to replace our current Revolving Credit Facility. The time period required to procure a new asset backed credit facility may extend beyond the maturity date of our current Revolving Credit Facility requiring us to seek an extension of that maturity date with our current lenders. If we cannot obtain a new arrangement prior to the maturity date on our current Revolving Credit Facility and we are unable to obtain an extension of our current Revolving Credit Facility, we will be required to repay all borrowed funds on the maturity date. There can be no assurance that we will be able to secure additional debt or equity financing or receive an extension of the current Revolving Credit Facility by or before the date of maturity of the Revolving Credit Facility and, accordingly, our liquidity and ability to timely pay our obligations when due could be adversely affected. Additionally, we may incur operating losses during fiscal year 2009 if our revenues continue to decline, which may be accelerated by the current economic crisis resulting in less demand for our products. In the event that revenues and product demand fall short of our current expectations, we will need to take further actions to reduce operating costs. There can be no assurance that such actions, if taken, will result in cash flows that will be sufficient to meet our ongoing operating needs.

        Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot secure additional financing and continue to incur losses, we may be unable to maintain a level of liquidity necessary to continue operating our business.

The recent financial crisis and general economic conditions may adversely affect consumer spending and the overall general health of our retail customers, which, in turn, may adversely affect our financial condition, results of operations and cash resources.

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

We may not be able to obtain the financing required to operate our business, particularly when the credit and capital markets are unstable, which could limit cash flow available for operations.

        Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to obtain additional financing on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market that may restrict our flexibility under certain conditions. We anticipate that existing cash balances and cash flows from operations will be sufficient to meet the ongoing needs of our business through March 31, 2009. As of December 31, 2008, we had $22.4 million outstanding on our Revolving Credit Facility. Pursuant to Amendment 9 to the Revolving Credit Facility, we will be required to pay all amounts outstanding on April 2, 2009.

        Our debt could have important consequences to our business, including the following:

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

        We also may incur additional debt in the future. Although the terms of our Revolving Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and debt incurred in compliance with these restrictions could be significant. In addition, we may refinance all or a portion of our debt, including borrowings under our Revolving Credit Facility, and incur more debt as a result. If we incur new debt, the risks described above would intensify.

        We anticipate that existing cash resources and cash flows from operations will be sufficient to meet the ongoing needs of our business through March 31, 2009. In order to provide liquidity beyond March 31, 2009, we are exploring alternatives for a new borrowing arrangement or an extension of our existing Revolving Credit Facility and are currently negotiating with financial institutions to obtain an asset backed lending arrangement. We may also explore other sources for capital to meet our ongoing needs. There can be no assurance that any such capital will be available to us on acceptable terms or at all especially due to current conditions and uncertainty in the global credit markets. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Our inability to secure financing before the April 2, 2009 maturity date of our Revolving Credit Facility or obtain an additional extension may result in a material adverse effect on our financial condition.

        Our future operating performance and our ability to meet our cash requirements and service our debt is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. Our operating performance is also dependent on our ability to continue to realize cost savings and synergies and drive profitable growth. If these initiatives are not met within the time frame we expect, our cash flow could be impacted. A default under our Revolving Credit Facility could restrict or terminate our access to our borrowing capacity under our Revolving Credit Facility and materially impair our ability to meet our obligations as they come due. Any default, or the failure to generate sufficient cash from operations, may require us to seek additional capital or modifications to our credit facility which may not be available. Our suppliers may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. Any of these risks and uncertainties could have a material adverse effect on our financial position, results of operations or cash flow.

We may be unable to successfully execute our growth strategy or maintain our current revenue levels.

        Although we have generally exhibited significant growth since we began operations, revenues decreased from $847.4 million for the year ended December 31, 2007 to $721.6 million for the year ended December 31, 2008. We may experience similar decreases in revenues in the future.

        Our ability to maintain our revenue levels or to grow in the future depends upon, among other things, the continued success of our efforts to maintain our brand image and expand our footwear offerings and distribution channels. To effectively maintain or grow our current revenue levels in our operations, we will need to continue to streamline our supply chain efforts to increase operation efficiencies and decrease costs. Failure to manage our operations in a cost efficient manner could result in greater difficulty in completely filling customer orders, declines in product quality, difficulty with product acceptance or other production and distribution difficulties, any of which could adversely impact our business performance and operating results. We had net losses for the year ended December 31, 2008 and we may continue to incur losses unless our expenses are reduced or demand for our product improves.

The popularity of our Crocs footwear may not grow as rapidly as it has in the past and may decline, which would have a negative impact on our sales and results of operations.

        Our footwear sales, which represented approximately 91.6% of our revenues for the year ended December 31, 2008, contributed to our significant growth through 2007. We expect that footwear will constitute our principal product line for the foreseeable future. The footwear industry is subject to rapidly changing consumer demands, preferences and fashion trends, and our footwear may not remain popular or we may fail to develop additional models that appeal to consumers. As our products begin to mature in certain markets, we have generally experienced less demand. Likewise, we may experience a decline in demand for our products as counterfeit or imitation products begin to gain market share.

If the popularity of our footwear declines or does not expand in the future, we may experience, among other things:

  •
  lower sales;

  •
  loss of retail customers;

  •
  excess inventories;

  •
  inventory markdowns and discounts provided to retailers;

  •
  deterioration of our brand image; and

  •
  lower revenues and gross and operating margins, as a result of price reductions.

        Further, we could experience a decline in our revenues and earnings from any or all of the above. Given the limited history of our Crocs brand, it is especially difficult to evaluate whether our products will hold long-term consumer appeal.

We have been named as a defendant in a securities class action lawsuit that may result in substantial costs and could divert management's attention.

        In January 2008, plaintiffs filed a shareholder derivative action in the Colorado District Court for the City and County of Boulder alleging that certain of our officers and directors breached their fiduciary duties, wasted corporate assets, and were unjustly enriched. This derivative action purports to state a claim on behalf of the corporation. The complaint alleges that the claims arise from the same conduct as is alleged in the federal shareholder class action discussed below. We are in the process of responding.

        Starting in November 2007, certain stockholders filed several purported shareholder class actions in the U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Exchange Act based on alleged statements made by us between July 27, 2007 and October 31, 2007. We and certain of our current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007; several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the Court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our stock between April 2, 2007 and April 14, 2008 (the "Class Period"). The amended complaint alleges that, during the Class Period, defendants made false and misleading public statements about us and our business and prospects and that, as a result, the market price of our stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded our stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys' fees and costs of litigation. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome of the matter, or of the amount or range of potential loss, if any.

        In December 2007, a plaintiff filed a shareholder derivative action in the Colorado District Court for the City and County of Boulder alleging that certain officers and directors of the Company breached their fiduciary duties, wasted corporate assets, and were unjustly enriched. This derivative action purported to state a claim on behalf of the Company. Plaintiff filed an amended complaint in July 2008, which alleged claims that arise from the conduct alleged in the federal shareholder class action and allegations regarding additional statements made by the Company between November 2007 and May 2008. The Company and the individual defendants filed motions to dismiss the derivative complaint. On February 26, 2009, the Court dismissed the derivative compliant with prejudice and denied plaintiff leave to amend. The order is subject to appeal.

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

        Our common stock is traded publicly, and various securities analysts follow our financial results and issue reports on us and the value of our common stock. These reports include information about our historical financial results as well as the analysts' estimates of our future performance. The analysts' estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers' orders, either of which could adversely affect our business.

        The footwear industry is subject to cyclical variations, consolidation, contraction, and closings, as well as fashion trends, rapid changes in consumer preferences, the effects of weather, general economic conditions, and other factors affecting demand. These factors make it difficult to forecast consumer demand, and if we overestimate demand for our products, we may be forced to liquidate excess inventories at a discount to customers, resulting in markdowns and lower gross margins. Conversely, if we underestimate consumer demand, we could have inventory shortages, which can result in lost potential sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. Moreover, because our product line is limited, we may be disproportionately affected by cyclical downturns in the footwear industry, changes in consumer preferences, and other factors affecting demand, which may make it more difficult for us to accurately forecast our production needs, exacerbating these risks. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our business and results of operations.

Our current management information systems may not be sufficient for our business, and planned system improvements may not be successfully implemented on a timely basis or be sufficient for our growing business.

        We have made significant improvements to our management information systems over the past several years, specifically to upgrade our financial reporting systems and to implement new information technology systems to better track our business, streamline our financial reporting, and improve our internal controls. However, for certain business planning, finance and accounting functions, we still rely on manual processes that are difficult to control and are subject to human error. We may experience difficulties in transitioning to our new or upgraded systems, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, our management information systems will require modification and refinement as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems to respond to changes in our business needs, our ability to properly run our business could be adversely affected.

We have substantial cash requirements in the U.S. while a majority of our cash is generated and held outside of the U.S. The risks attendant to holding cash abroad could adversely affect our financial condition and results of operations.

        We have substantial cash requirements in the U.S., but a majority of our cash is generated and held abroad. Since repatriation of such cash is subject to limitations and may be subject to significant taxation, we cannot be certain that we will be able to repatriate such cash on favorable terms or in a timely manner. If we continue to incur operating losses and require cash held in international accounts for use in our U.S. operations, a failure to repatriate such cash in a timely and cost-effective manner could adversely affect our business, financial condition, and results of operations.

Failure to adequately protect our trademarks and other intellectual property rights and counterfeiting of our brands could divert sales, damage our brand image and adversely affect our business.

        We utilize trademarks, trade names, copyrights, trade secrets, issued and pending patents, and trade dress and designs on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We believe that our trademarks, patents, and other intellectual property rights are important to our brand, our success and our competitive position. We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging another party's products on the basis of trademark or design or utility patent infringement, or if we are required to change our name or use a different logo, continued sales of such competing products by third parties could harm our brand and adversely impact our business, financial condition, and results of operations by resulting in the shift of consumer preference away from our products. We have taken actions to protect our intellectual property rights, some of which are described in Part I, Item 3 Legal Proceedings. The actions we have taken or those we will take to establish and protect trademarks, patents, and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights.

        In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the U.S. We have registered Crocs as a trademark for footwear in Aruba, Australia, the European Union, Israel, Japan, Mexico, Netherlands, Antilles, New Zealand, Panama, and the World Intellectual Property Office. As of December 31, 2008, we have applied to register Crocs and the Crocs logo as trademarks in over 67 other jurisdictions around the world, including the U.S., but such applications have not been approved and are currently pending. In addition, we have recently extended the scope of our trademark registrations and applications for both the Crocs mark and logo to cover non-footwear products such as sunglasses, goggles, knee pads, watches, luggage, and some of our internet sales activities. We cannot assure you that the actions we have taken to establish and protect our trademarks and other intellectual property rights outside the U.S. will be adequate to prevent imitation of our products by others or, if necessary, successfully challenge another party's counterfeit products or products that otherwise infringe on our intellectual property rights on the basis of trademark or patent infringement. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the U.S., and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

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

        In the year ended December 31, 2008, third-party manufacturers produced approximately 83% of our footwear products as measured by number of units, and one such manufacturer in China produced approximately 49% of our third-party footwear products. Currently, we have footwear manufacturing arrangements with third-party manufacturers located in China and Bosnia. We depend on these manufacturers' ability to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over the third-party manufacturers and as such, have experienced at times, delays or inabilities to fulfill customer demand and orders. While we are increasing our communication and relationships with our third-party manufacturers, we cannot guarantee that we will be able to fully mitigate any delays in the production and shipment of our products.

        In addition, we do not have long-term supply contracts with most of these third-party manufacturers, including the third-party manufacturer that produced the majority of our footwear products in the year ended December 31, 2008, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third-party manufacturers. We may not be able to offset any interruption or decrease in supply of our products by increasing production in our Company-operated manufacturing facilities due to capacity constraints, and we may not be able to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations.

We manufacture a portion of our Crocs products, and any difficulties or disruptions in our manufacturing operations could adversely affect our sales and results of operations.

        In the year ended December 31, 2008, we produced approximately 17% of our footwear products at our Company-operated manufacturing facilities in North America, Brazil and Italy. The manufacturing of our products from our proprietary closed-cell resin, which we refer to as Croslite, requires the use of a complex process, and we may experience difficulty in producing footwear that meets our high quality control standards. We will be required to absorb the costs of manufacturing and disposing of products that do not meet our quality standards. These costs are primarily incurred in connection with the initial production of new products, although we may also experience increases in training costs when we initiate production of new products. We may incur increased costs as a result of the introduction of new manufacturing equipment, such as molds and injection molding machines. Any increases in our manufacturing costs could adversely impact our margins. Furthermore, our manufacturing capabilities are subject to many of the same risks and challenges noted above with respect to our third-party manufacturers, including our ability to scale our production capabilities to meet the needs of our customers, and our manufacturing may be disrupted for reasons beyond our control, including work stoppages, fires, earthquakes, floods, or other natural disasters. Any disruption to our manufacturing operations will hinder our ability to deliver products to our customers in a timely manner, and could have a material and adverse effect on our business.

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

        We generated approximately 91.6% of our revenues for the year ended December 31, 2008 from sales of our footwear products, which consisted of more than 270 models, including Ocean Minded, Bite, YOU by Crocs™ and our Crocs footwear models. Sales of our classic Beach and Cayman models accounted for approximately 25% of our footwear revenues in the year ended December 31, 2008. A high portion of our Crocs footwear models are developed from the same base design as our Beach and Cayman models, and we expect to continue to derive a substantial portion of our revenues from these models or related products in the foreseeable future. Because we are dependent on a line of footwear models that have substantial similarities, factors such as changes in consumer preferences and general market conditions in the footwear industry may have a disproportionately greater impact on us than on our competitors. In addition, other footwear companies have introduced products that are substantially similar to our footwear models, which may reduce sales of our footwear products. In the event that consumer preferences evolve away from our footwear models or from casual lifestyle footwear in general, or if our retail customers purchase similar products sold by our competitors, the resulting loss of sales, increase in inventories and discounting of our products are likely to be significant, which could have a material and adverse impact on our business and operations.

Expanding our footwear product line may be difficult and expensive, and if we are unable to successfully continue such expansion, our brand may be adversely affected, and we may not maintain or grow our current revenue levels and our revenues may continue to decline.

        Our ability to maintain or grow our current revenue levels is founded primarily on the continued sales of our footwear, and we intend to continue to refine the number of models offered in our footwear product line to broaden the appeal of our products to consumers. To successfully expand our footwear product line, we must anticipate, understand, and react to the rapidly changing tastes of consumers and provide appealing merchandise in a timely manner. New footwear models that we introduce, may not be successful with consumers, or our brand may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, we may not continue to grow and our revenues may decline further, and our brand image and operating performance may suffer.

        We may also encounter difficulties in producing new footwear models that we did not anticipate during the development stage. Our development schedules for new products are difficult to predict and are subject to change as a result of shifting priorities in response to consumer preferences and competing products. For example, once we begin to design a new footwear model, it can take six to nine months to progress to full production because of the need to fabricate new molds and to implement modified production tooling and revised manufacturing techniques. If we are not able to efficiently manufacture newly-developed products in quantities sufficient to support retail distribution, we may not be able to recoup our investment in the development of new models and product lines, and we would continue to be subject to the risks inherent in having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new model may depend on our pricing. We have a limited history of introducing new products, and we may set the prices of new models too high for the market to bear or not provide the appropriate level of marketing in order to educate the market and potential consumers of new products. Achieving market acceptance will require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general, and administrative expense, and there can be no assurance that we will have the resources necessary to undertake such efforts effectively. Failure to gain market acceptance for new products that we introduce could impede our ability to maintain or grow our current revenues, reduce our profits, adversely affect the image of our brands, erode our competitive position, and result in long term harm to our business

Sales of our products are likely to be subject to seasonal variations, which could increase the volatility of the price of our common stock.

        Due to our significant sales growth since our inception, followed by the global economic crisis in 2008, there is still uncertainty in the degree to which sales of our footwear products will be subject to seasonality. For the year ended December 31, 2008, we experienced a 40% increase in sales in the first quarter of 2008 compared to 2007. However, due to declining economic conditions and declining demand for our products, our sales were flat in the second quarter of 2008 compared to 2007 and our sales declined in the third and fourth quarters of 2008 compared to 2007. We expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. While we have introduced footwear models that are more suitable for cold weather, such as the Mammoth, Endeavor, Georgie, All Terrain, Snowmini, and YOU by Crocstm styles, we expect that demand for our products, and therefore our sales, may be subject to seasonal variations and significantly impacted by weather conditions because the majority of our revenues during the year ended December 31, 2008 were attributable to our footwear styles more suitable for fair weather.

        In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may fluctuate. This could lead to results outside of analyst and investor expectations which could cause the volatility in our stock price to increase.

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

        During the ongoing course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the annual deadlines imposed by SEC rules for certification of our internal control over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC any material weaknesses in our system of internal controls. For example, during the three months ended March 31, 2008, we identified a control deficiency that was determined to be a material weakness in our system of internal controls. The material weakness identified related to controls over the preparation and calculation of the consolidated income tax provision and related reserves.

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

        We require our third-party manufacturers to meet our standards for working conditions and other matters before we are willing to do business with them. As a result, we may not always obtain the lowest cost production. Moreover, we do not control our third-party manufacturers or their respective labor practices. If one of our third-party manufacturers violates generally accepted labor standards by, for example, using forced or indentured labor or child labor, failing to pay compensation in accordance with local law, failing to operate its factories in compliance with local safety regulations, or diverging from other labor practices generally accepted as ethical, we likely would cease dealing with that manufacturer, and we could suffer an interruption in our product supply. In addition, such a manufacturer's actions could result in negative publicity, damage to our reputation and the value of our brand, and discourage retail customers and consumers from buying our products.

If we are unable to recruit and retain key personnel necessary to operate our business, our ability to successfully manage our business and develop and market our products may be harmed.

        We are reliant on key personnel and our officers, including our new Chief Executive Officer, John Duerden. To expand our business we will need to attract, retain, and motivate highly skilled design, development, management, accounting, sales, merchandising, marketing, and customer service personnel. Competition for many of these types of personnel is intense. As a result, we may be unable to successfully attract or retain qualified personnel. Any of our officers or employees can terminate their employment with us at any time, and we do not maintain key person life insurance on any of our employees. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

As a result of the difficult global macroeconomic conditions and extremely challenging retail environments, particularly in the U.S. and Europe, we implemented restructuring and workforce reductions, which may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

        Our business has been adversely affected by challenging retail environments in many of the markets in which we operate due in large part to the current global economic downturn. Accordingly, we made the decision in 2008 to right-size our operations to better align with our lower sales volumes and revenues, resulting in us reducing our workforce in North America and Europe. Additionally, we made the decision in 2008 to close our manufacturing plants in Brazil and Canada. This restructuring plan, or any restructuring plans undertaken in the future, may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek employment elsewhere. We run the risk that our restructuring efforts may not sufficiently reduce costs to maintain profitability, or, in the alternative, our restructuring efforts may result in too many reductions, which could adversely affect our operations and may potentially stunt our growth. Additional attrition or an inability to find adequate replacements for lost personnel could adversely affect our ability to meet our operational or financial goals.

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

        The changes in the global economy could also affect our customers' liquidity and capital resources and their ability to meet their payment obligations to us, which in turn would decrease their credit terms and our ability to collect our accounts receivable, which may have a material adverse impact on our cash flows and capital resources. We continue to monitor our accounts receivable aging and have recorded appropriate reserves as we deem appropriate.

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

  •
  have significantly greater financial resources than us;

  •
  have more comprehensive product lines than ours;

  •
  have broader market presence than we have in retail stores, or have more Company-operated retail stores than us;

  •
  have longer-standing relationships with retailers than us;

  •
  have a longer operating history than ours;

  •
  have greater distribution capabilities than us;

  •
  have stronger brand recognition than us; and

  •
  spend substantially more on product advertising and sales than us.

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

We may fail to successfully streamline our distribution network or introduce our products internationally, and this may cause our results of operations to fall short of expectations.

        As part of our strategy, we plan to streamline our supply chain network and expand the sales of our products into new locations internationally. Successfully executing this strategy will depend on many factors, including:

  •
  the strength of the Crocs brand and competitive conditions in new markets that we attempt to enter;

  •
  our ability to attract and retain qualified distributors or agents or to develop direct sales channels;

  •
  our ability to use and protect the Crocs brand, and our other intellectual property, in these new markets and territories; and

  •
  our ability to consolidate our network to leverage resources and simplify our fulfillment process.

        If we are unable to successfully streamline our supply chain and sell our Crocs-branded products internationally, our business may fail to grow, our brand may suffer, and our results of operations may be adversely impacted.

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

  •
  delays associated with the manufacture, transportation and delivery of foreign-sourced products;

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

        Furthermore, our manufacturing activity outside of the U.S., including the production of our products by third-party manufacturers, particularly in China, is subject to risks of poor infrastructure, shortages of equipment, and labor unrest, in addition to those risks noted above. Once our products are manufactured, we may also suffer delays in distributing our products due to work stoppages, strikes, or lockouts at the ports where our products arrive. Such labor disruptions could result in product shortages and delays in distributing our products to retailers. These factors and the failure to properly respond to them could make it difficult to obtain adequate supplies of quality products when we need them, resulting in reduced sales and harm to our business.

        In addition, during 2008, we generated $400.3 million, or 56%, of our revenues outside of the U.S., and in the year ended December 31, 2007, we generated approximately $407.8 million, or 48% of our revenues outside of the U.S. Our ability to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations, as noted above, as well as the difficulties associated with promoting products in unfamiliar cultures.

We may be adversely affected by currency exchange rate fluctuations.

        The market has recently seen significant volatility in the value of the dollar against other foreign markets and currency. We purchase products and supplies from third parties in U.S. dollars and receive payments from certain of our international customers in foreign currencies. The cost of these products and supplies sourced overseas, and payments received from customers, may be affected by changes in the value of the relevant currencies. Price increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have a material adverse effect on our results of operations and financial condition. For the year ended December 31, 2008, we experienced $25.5 million in non-cash foreign currency exchange rate losses primarily on intercompany balances.

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

        The general location, use and approximate size of our principal properties are given below:

Location	Use	Approximate Square Feet
Rotterdam, the Netherlands	Warehouse	357,000
Aurora, Colorado	Warehouse	264,000
Narita, Japan	Warehouse	260,000
Leon, Mexico	Warehouse/office	207,000
Niwot, Colorado	Corporate offices/warehouse	147,000
Zhangbei, China	Manufacturing facility	100,000
Shanghai, China	Warehouse	81,000
Longmont, Colorado	Warehouse	72,000
Boulder, Colorado	Jibbitz's Corporate offices/warehouse	52,000
Melbourne, Australia	Warehouse	48,000
Den Haag, the Netherlands	Corporate office	40,000
Sorrecaba, Brazil	Corporate office	39,000
Singapore	Warehouse	32,000
Singapore	Corporate offices	26,000
Tempere, Finland	Corporate office and storage	34,000
Shanghai, China	Corporate office	18,000
Haryana, India	Warehouse	17,000
Padova, Italy	EXO's corporate offices/manufacturing facility	10,000

        We also maintain small branch sales offices in Hong Kong, Taiwan, Korea, Australia, Puerto Rico, Hawaii, California and India. We enter into short-term leases for kiosks domestically and internationally with fixed monthly rents subject to certain covenants with contingent rents based on percentage of revenues. We also lease retail space at 8 domestic and 62 international retail stores and 30 domestic and 2 international outlet stores. Our short term and long term leases expire at various dates throughout the year 2026. We also still hold a lease on facilities in Quebec City, however, as a result of our restructuring efforts during 2008, we have shut down these facilities and taken the appropriate lease termination charges.

ITEM 3.    Legal Proceedings

        On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, Crocs filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. Crocs' motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc. and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. Crocs filed a petition with the Commission to review this determination. The Commission granted Crocs' petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. Crocs filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit is expected to be completed in March 2009 and oral argument has not yet been scheduled.

        On April 3, 2006, Crocs filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd, Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10 based upon certain utility and design patents that were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. Crocs entered into a settlement with Australia Unlimited, and filed a stipulation for dismissal of all claims and counterclaims on January 25, 2007. Crocs has entered into a settlement agreement with D. Myers & Sons and obtained a consent judgment in connection therewith on May 23, 2007. This action has been stayed pending resolution in the ITC Proceeding, Investigation No. 337-TA-567, which is currently on appeal to the U.S. Court of Appeals for the Federal Circuit. The Company does not expect that the ultimate resolution of this matter will have a material adverse impact on its business.

        The Company and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007; several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the Court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased the Company's stock between April 2, 2007 and April 14, 2008 (the "Class Period"). The amended complaint alleges that, during the Class Period, defendants made false and misleading public statements about the Company and its business and prospects and that, as a result, the market price of the Company's stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in the Company's stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys' fees and costs of litigation. The Company believes the claims lack merit and intends to defend the action vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter.

        In December 2007, a plaintiff filed a shareholder derivative action in the Colorado District Court for the City and County of Boulder alleging that certain officers and directors of the Company breached their fiduciary duties, wasted corporate assets, and were unjustly enriched. This derivative action purported to state a claim on behalf of the Company. Plaintiff filed an amended complaint in July 2008, which alleges claims that arise from the conduct alleged in the federal shareholder class action and allegations regarding additional statements made by the Company between November 2007 and May 2008. The Company and the individual defendants filed motions to dismiss the derivative complaint. On February 26, 2009, the Court dismissed the derivative compliant with prejudice and denied plaintiff leave to amend. The order is subject to appeal.

        Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter.

        On March 17, 2008, Cellect LLC and Sentinel Products Corp. filed a complaint against Crocs, Inc. in the U.S. District Court for the Northern District of New York alleging that Crocs' Croslite materials infringe U.S. Patent No. 5,932,659. Crocs filed an answer on July 11, 2008. On January 12, 2009, the Court entered an order dismissing the action without prejudice. The court's order became a dismissal with prejudice on February 10, 2009.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

        Not Applicable.

PART II

ITEM 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock, par value $0.001, is listed on the NASDAQ Global Select Market and trades under the stock symbol CROX. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market. Prices prior to June 14, 2007 have been adjusted to reflect the 2-for-1 stock split, which was effected as a 100% common stock dividend distributed on that date.

Fiscal Year 2008 Three Months Ended	High	Low
March 31, 2008	$39.29	$16.14
June 30, 2008	$20.98	$7.67
September 30, 2008	$10.55	$3.51
December 31, 2008	$3.69	$0.79

Fiscal Year 2007 Three Months Ended	High	Low
March 31, 2007	$29.29	$21.43
June 30, 2007	47.40	23.41
September 30, 2007	68.12	41.18
December 31, 2007	75.21	33.75

        On November 1, 2007, our board of directors approved an authorization to repurchase up to one million shares of our common stock. On April 14, 2008 , the board of directors also approved an additional authorization to repurchase an additional 5,000,000 shares of our common stock. Share repurchases under these authorizations may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements and other market conditions. The repurchase authorizations do not have an expiration date and do not oblige us to acquire any particular amount of shares of our common stock. The repurchase authorizations may be modified, suspended or discontinued at any time. The Company did not repurchase any shares in the year ended December 31, 2008.

Performance Graph

        The following performance graph compares the cumulative total return of our common stock with that of the NASDAQ Composite Index and the Dow Jones US Footwear Index from February 8, 2006 through December 31, 2008. Our stock was initially listed on NASDAQ on February 8, 2006, the date our shares began to trade publicly. Prior to that time, there was no public market for our stock. The graph assumes an investment of $100 on February 8, 2006 and reinvestments of all dividends and other distributions.

 Comparison of Cumulative Total Return on Investment

		Year Ended December 31,
	February 8, 2006
		2006	2007	2008
Crocs, Inc.	$100.00	$144.00	$245.40	$8.27
Nasdaq Composite Index	$100.00	$106.86	$117.35	$69.77
Dow Jones US Footwear Index	$100.00	$114.93	$143.58	$102.81

        The Dow Jones U.S. Footwear Index consists of Crocs, Inc., NIKE, Deckers Outdoor Corp., Timberland Co. and Wolverine World Wide, Inc. Because Crocs, Inc. is part of the Dow Jones U.S. Footwear Index, the price and returns of Crocs, Inc. stock have a significant effect on this index. The Dow Jones U.S. Footwear Index include companies in the major line of business in which the Company competes. This index does not encompass all of the Company's competitors, nor all product categories and lines of business in which the Company is engaged.

        The stock performance shown on the performance graph above is not necessarily indicative of future performance. The Company will not make nor endorse any predictions as to future stock performance.

Holders

        The approximate number of stockholders of record of our common stock was 115 as of January 31, 2009. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with covenants under any then existing financing agreements, which may restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. We issued a stock dividend in connection with our 2-for-1 stock split, which was effected in the form of a 100% common stock dividend distributed on June 14, 2007.

ITEM 6.    Selected Financial Data

        The following table presents selected historical financial data of the Company for each of the last five fiscal years. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page F-1 and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations," which is included in Item 7 of this Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$721,589	$847,350	$354,728	$108,581	$13,520
Cost of sales	486,722	349,701	154,158	47,773	7,162
Restructuring charges	901	—	—	—	—

Gross profit	233,966	497,649	200,570	60,808	6,358
Selling, general and administrative expenses	368,800	259,882	105,224	33,916	7,929
Restructuring charges	7,664	—	—	—	—
Impairment charges	45,784	—	—	—	—

Income (loss) from operations	(188,282)	237,767	95,346	26,892	(1,571)
Interest expense	1,793	438	567	611	47
Other (income) expenses—net	(565)	(2,997)	(1,847)	(8)	19

Income (loss) before income taxes	(189,510)	240,326	96,626	26,289	(1,637)
Income tax expense (benefit)(1)(2)	(4.434)	72,098	32,209	9,317	(143)
Net income (loss)	(185,076)	168,228	64,417	16,972	(1,494)
Dividend on redeemable convertible preferred shares(3)	—	—	33	275	142

Net income (loss) attributable to common stockholders	$(185,076)	$168,228	$64,384	$16,697	$(1,636)

Income (loss) per common share:
Basic	$(2.24)	$2.08	$0.87	$0.26	$(0.04)
Diluted	$(2.24)	$2.00	$0.81	$0.26	$(0.04)
Weighted average common shares:(4)
Basic	82,767,540	80,759,077	74,598,400	50,987,154	49,283,906
Diluted	82,767,540	84,194,883	80,170,512	67,140,000	49,283,906

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheets Data
Cash, cash equivalents, and marketable securities	$51,665	$36,335	$64,981	$4,787	$1,054
Total assets	455,999	627,425	299,457	78,032	16,224
Long term obligations	35,303	15,864	3,290	5,513	3,660
Redeemable common shares	—	—	—	1,800	1,800
Redeemable convertible preferred stock	—	—	—	5,500	5,500
Total stockholders' equity (deficit)	287,163	444,113	208,258	18,914	(3,591)

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

(4)
We issued a stock dividend in connection with our 2-for-1 stock split, which was effected in the form of a 100% common stock dividend distributed on June 14, 2007. All share and per share amounts prior to June 14, 2007 have been adjusted to reflect the 2-for-1 stock split. Diluted weighted average shares have been calculated excluding the dilutive effect of stock options and awards in years where the Company was in a net loss position as their inclusion would have been anti-dilutive.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

        This Management Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the maturity of our Revolving Credit Facility in April, 2009 and losses from operations raise substantial doubt about our ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

        We currently sell our Crocs branded products in 128 countries. We sell our products through domestic and international retailers and distributors and directly to end-user consumers through our web stores, Company operated retail stores, outlets and kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty channels.

        We currently manufacture our footwear products at our Company-operated facilities located in Mexico and Italy in addition to contracting with third-party manufacturers in China, and Bosnia for production of our footwear products and accessories. We believe our in-house production capabilities and the geographic proximity of our in-house production facilities to certain markets enables us to make rapid changes to manufacturing schedules and provide us the flexibility to quickly ship in-demand models and colors, while outsourcing allows us to lower our capital investment and retain the cost-effectiveness of using third-party manufacturing. During 2008, we closed our manufacturing facilities in Canada and Brazil in conjunction with our restructuring activities. See "Recent Events" below for further discussion.

Recent Events

        From our inception through the year ended December 31, 2007, we experienced rapid revenue growth and had difficulty meeting demand for our footwear products. During this period, we significantly increased production capacity, warehouse space and inventory in an effort to meet demand. This pattern changed in 2008. Our revenue growth moderated in the three month period ended March 31, 2008 and decreased from 2007 in the three months ended June 30, 2008. This trend continued and accelerated throughout the remainder of 2008 and our total revenues declined 14.8% during the year ended December 31, 2008 compared to the year ended December 31, 2007.

        In the year ended December 31, 2008, our revenues declined 28.3% in the Americas, and 13.2% in the European market compared to the year ended December 31, 2007. In the Asian market, our revenue growth slowed throughout 2008, and declined slightly on a year-over-year basis in the fourth quarter of 2008. We believe the decline in revenues in the Americas and in the European market and the moderation of Asian revenue growth are largely attributable to the following factors:

  •
  the economic conditions in the United States, Europe and Asia, namely reduced consumer spending and decreased foot traffic at shopping malls; and

  •
  the challenges we face in merchandising our expanded product lines in existing wholesale channels as well as lessening demand for our products as such products reach a more mature stage in their product life and competitors enter the market with imitation products that are sold at substantially lower prices.

        Should the global economic conditions deteriorate further, we may experience further revenue declines in the Americas, European, and Asian markets. Should we fail to develop and effectively merchandise new products that appeal to the consumer, we may not be able to compete effectively and may experience further declines in revenues.

        During 2008 we incurred significant charges related to restructuring and other activities undertaken to right-size our business. These charges include inventory write-downs, incremental sales returns and mark down allowances, fixed asset impairments, goodwill and intangible asset impairments, and severance, facility exit and other related expenses.

        During the year ended December 31, 2008, we experienced challenges related to the build up of inventory of our products at many of our North and South American and European customers because sales were lower than the initial internal projections of many of our wholesale customers and distributors. Certain major retailers and distributors have curtailed orders to reduce their inventories to target levels. We also observed increased discounting of certain product styles and colors at a number of our resellers. We are working closely with each of our key wholesale customers and distributors to provide support to facilitate a well structured work-down of their inventories. As a result of customer inventory build up, we incurred further declines in revenue during the year ended December 31, 2008 because of increases in sales returns and allowances.

        Our inventory included certain styles and colors with substantially diminished demand during the year ended December 31, 2008. Based on decreased demand for these products, we discontinued certain styles and certain colors of other styles from our product portfolio and implemented our plan for the disposal of our discontinued product inventories. This plan includes structured sales to established discount retailers, sales through our Company-operated outlet stores, warehouse sales and other disposition activities as well as donations to our Soles United charitable organization. These actions were designed to minimize adverse impacts to our resellers, distributors, and Company-operated retail channels. We recorded write-downs of $76.3 million and an additional $4.2 million in charges related to losses on future purchase commitments for inventory with a market value lower than cost, of which $2.1 million remains accrued for the year ended December 31, 2008.

        As a result of these changes in demand, we evaluated our production capacity and operations structure, and during the year ended December 31, 2008, we took the following actions with respect to our operations:

  •
  we restructured our Canadian operations by discontinuing our Canadian manufacturing operations and consolidating our Canadian distribution activities with other existing North American distribution operations;

  •
  we abandoned certain manufacturing equipment and molds that represent excess capacity;

  •
  we discontinued manufacturing operations at our Brazilian manufacturing facility;

  •
  we continued to consolidate our global distribution centers and warehousing, thereby decreasing our fixed costs through the reduction of our global footprint of warehouse space; and

  •
  we reduced our non- retail global headcount by approximately 2,000 people in 2008.

        We believe these actions were necessary in order to align our production and distribution capacities with our revised demand projections. Furthermore, we have taken actions to reduce our selling, general and administrative costs, including reductions in personnel, reducing our space costs by consolidating certain offices and reducing other discretionary spending.

        We may incur operating losses during fiscal year 2009 if our revenues continue to decline, which may be accelerated by the current economic crisis resulting in less demand for our products. In the event that revenues and product demand fall short of our current expectations, we will need to take further actions to reduce operating costs.

        During the three month period ended September 30, 2008, our stock price declined substantially, which represented a triggering event for potential goodwill impairment. As of September 30, 2008, we performed an interim goodwill impairment evaluation. Based on that evaluation we concluded our goodwill was impaired and we recorded a charge of $22.8 million, which was our entire goodwill balance as of September 30, 2008.

        The following table summarizes our restructuring, asset impairment, including goodwill and other intangible assets, and inventory write-down charges for the year ended December 31, 2008:

	Brazilian Restructuring	Canadian Restructuring	Asset Impairments	Inventory Write-downs	Total
Inventory write-downs	$—	$—	$—	$76,258	$76,258
Estimated losses on purchase commitments	—	—	—	4,200	4,200
Asset impairment charges
Goodwill	—	—	23,867	—	23,867
Equipment and molds	—	—	20,885	—	20,885
Intangible assets	—	—	882	—	882
Jibbitz trade name	—	—	150	—	150
Restructuring charges
Operating lease exit costs	87	1,766	—	—	1,853
Other restructuring costs(1)	70	2,056	—	—	2,126
Termination benefits	676	3,849	—	—	4,525

	$833	$7,671	$45,784	$80,458	$134,746

(1)
Other restructuring costs include cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to our United States and Mexico facilities.

        At December 31, 2008, we had $51.6 million in cash and cash equivalents compared to $36.3 million at December 31, 2007. Our primary sources of cash are working capital from operations and borrowings under our Revolving Credit Facility. Our primary uses of cash are working capital for operations, capital expenditures, and repayments of borrowing against our Revolving Credit Facility. As of December 31, 2008, we can no longer borrow under our Revolving Credit Facility. At December 31, 2008 we had $22.4 million outstanding on the Revolving Credit Facility. Our current Revolving Credit Facility matures on April 2, 2009.

General

        Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. Because we use both internal manufacturing and contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our Company-operated facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers. Cost of sales also includes the cost to transport these products to our facilities and all warehouse and outbound freight expenses. Our selling, general and administrative expense consists primarily of selling, marketing, wages and related payroll and employee benefit costs for selling, marketing and administrative employees, travel and insurance expenses, depreciation, amortization, unrealized gains or losses on foreign currency exchange, all retail related expenses, including rent and depreciation, and professional fees, facility expenses, bank charges and non-cash charges for share-based compensation.

Acquisitions

        On April 1, 2008, we acquired substantially all of the assets of Tidal Trade, Inc. ("Tidal Trade"), the Company's third party distributor in South Africa, for $4.6 million. We recorded $1.4 million in customer relationships on the date of acquisition. As part of the acquisition, we repurchased inventory previously sold to Tidal Trade and accordingly recognized a reduction of revenue of approximately $2.1 million.

        On April 2, 2008, we acquired substantially all of the assets of Tagger International B.V. ("Tagger"), a private limited liability company incorporated under the laws of the Netherlands that manufactures messenger bags. Tagger was partially operated by the Managing Director of Crocs Europe B.V. We acquired all of the assets of Tagger for $2.0 million, of which approximately $90,000 was assigned to inventory and the remaining $1.9 million was assigned to the value of the Tagger trademark on the date of acquisition.

        On January 31, 2007, we acquired substantially all of the assets of Ocean Minded, LLC ("Ocean Minded") for $1.75 million in cash, plus a potential earn-out of up to $3.75 million based on Ocean Minded achieving certain earnings targets over a three year period. Ocean Minded is a designer and manufacturer of high quality leather and EVA (Ethylene Vinyl Acetate) based sandals primarily for the beach, adventure and action sports markets. We recorded $600,000 in customer relationships and other identifiable intangible assets and $953,000 in goodwill on the date we acquired Ocean Minded.

        On June 26, 2007, we amended the membership interest purchase agreement with Jibbitz, LLC ("Jibbitz") ("Purchase Agreement") to amend the terms of the potential earn-out consideration included in the Purchase Agreement. The amendment removed the earnings targets for payment of the earn-out with $3.5 million payable on the effective date of the amended Purchase Agreement and the remaining $6.5 million payable in equal monthly installments of $500,000 due on the first business day of each month until July 2008. We recorded the additional $9.8 million, net of discounting on future payments, to goodwill in the second quarter of 2007 as an additional cost of the acquisition.

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

        In October 2006, the Company acquired Fury Hockey Inc., formerly 55 Hockey Products Inc. ("Fury"), and EXO Italia ("EXO") as part of the Company's effort to expand into new markets and expand the Company's internal design capabilities. Fury produces and distributes hockey, soccer and lacrosse equipment for adults and children. In June 2008, the Company decided to liquidate Fury after efforts to sell the entity were unsuccessful. EXO, headquartered in Padova, Italy, designs and develops EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry.

        Goodwill related to these acquisitions was fully impaired as of September 30, 2008 and no balance existed at December 31, 2008. See "Recent Trends, Risks and Uncertainties" above. Our goodwill balance of $23.8 million as of December 31, 2007, related predominately to the acquisitions of Bite and Ocean Minded in 2007, Jibbitz, Fury and EXO in 2006 as well as the acquisition of Crocs Canada in 2004.

        As a result of the Company's evaluation of indefinite lived intangible assets in accordance with SFAS 142, the Jibbitz trade name of $150,000 was fully impaired as of December 31, 2008.

Results of Operations

Comparison of the Years Ended December 31, 2008 and 2007

        Set forth below are the results of operations for the year ended December 31, 2008, as compared to the year ended December 31, 2007 (in thousands, except for percentages).

	(Year Ended December 31,)
	2008	2007	$ Change	% Change
Revenues	$721,589	$847,350	$(125,761)	(14.8)%
Cost of sales	486,722	349,701	137,021	39.2
Restructuring charges	901	—	901	*

Gross profit	233,966	497,649	(263,683)	(53.0)
Selling, general and administrative expenses	368,800	259,882	108,918	41.9
Restructuring charges	7,664	—	7,664	*
Impairment charges	45,784	—	45,784	*

Income (loss) from operations	(188,282)	237,767	(426,049)	(179.2)
Interest expense	1,793	438	1,355	309.4
Other (income) expenses—net	(565)	(2,997)	2,432	(81.2)

Income (loss) before income taxes	(189,510)	240,326	(429,836)	(178.9)
Income tax expense (benefit)	(4,434)	72,098	(77,804)	(108.0)

Net income (loss) attributable to common stockholders	$(185,076)	$168,228	$(352,032)	(209.3)%

    *
    Percentage change is not relevant as prior year amounts were zero.

        Revenues.    Revenues decreased 14.8%, or $125.8 million, to $721.6 million, in the year ended December 31, 2008, from $847.4 million in the year ended December 31, 2007. The decline is primarily attributed to a decrease in our revenues in our Americas and European markets, specifically driven by a decrease in unit sales of our footwear and Jibbitz products. Unit sales of footwear products decreased 24.7% or 11.6 million pairs, to 35.3 million pairs in the year ended December 31, 2008, from 46.9 million pairs in the year ended December 31, 2007. Sales of our Jibbitz products decreased 30.2% to $47.2 million in the year ended December 31, 2008, from $67.5 million in the year ended December 31, 2007.

        Our wholesale channel revenues decreased 25.3%, or $186.8 million, to $552.1 million, in the year ended December 31, 2008, from $738.9 million in the year ended December 31, 2007. We believe that this decrease is due to lower unit sales primarily resulting from lessening consumer demand due to the global economic downturn. We believe unit sales of our footwear also declined due to the challenges we face in merchandising our expanded product lines in existing wholesale channels as well as lessening consumer demand for our products as such products reach a more mature stage in their product life and competitors enter the market with imitation products that are sold at substantially lower prices. Declines in revenue are also attributable to an increase in sales returns and allowances which are recorded as a reduction of net revenue as sales returns and allowance increased from $32.2 million for the year ended December 31, 2007 to $83.6 million for the year ended December 31, 2008.

        Our Company operated retail locations, including retail stores, kiosks and outlets, increased to 279 locations at December 31, 2008, which is up from 209 at December 31, 2007. Total revenue from Company operated retail locations increased 68.5%, or $51.6 million, to $125.8 million in the year ended December 31, 2008, from $74.2 million for the year ended December 31, 2007. We expect revenues from our Company operated retail stores to increase in the future as we continue to increase the number of our retail locations and focus on expanding our visual and fixture merchandising platforms. Our plans for expanding retail locations in future periods may be adjusted, or suspended should economic conditions worsen or demand for our products decline.

        Revenues from our webstores increased $9.8 million, or 28.8%, to $43.7 million in the year ended December 31, 2008 from $33.9 million in the year ended December 31, 2007. The increase in revenues during 2008 is due primarily to increased web-based and other marketing efforts aimed at driving consumer awareness of our webstores. We intend to expand our webstores and web-based and other marketing initiatives into other markets depending on business and economic conditions.

        The majority of our revenues during the year ended December 31, 2008 were attributable to our non-classic footwear models. Sales of our classic models, Beach and Cayman, represented 25% of total revenues for the year ended December 31, 2008, compared to 30% for the year ended December 31, 2007. Sales of new 2008 footwear product lines represented approximately 15% of our overall revenues for the year ended December 31, 2008. We intend to continue to diversify our product offerings in order to expand our brand and expect that sales of our classic models will represent a smaller portion of our overall revenues in the future. We also intend to segment our product offerings into our various sales channels and to enhance our visual and fixture merchandising platforms in Company operated and wholesale customers' stores to more effectively display our expanded product portfolio.

        Changes in foreign currency exchange rates since December 31, 2007 contributed $31.3 million to our revenues in the year ended December 31, 2008. We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Americas Market.    Our revenues from the Americas decreased 28.3%, or $144.7 million, to $365.9 million in the year ended December 31, 2008 compared to $510.6 million for the year ended December 31, 2007. We believe the decline is reflective of economic conditions in the United States coupled with the challenges we face in merchandising our expanded product lines as well as the maturity of our core products in the consumer market and lessening demand for such products, as discussed in "Recent Events" above.

        We experienced an increase in sales returns and allowances, which are included as a net adjustment to revenue, of 94.4% or $20.2 million, to $41.6 million in the year ended December 31, 2008 from $21.4 million for the year ended December 31, 2007. The increase in sales returns and allowances is primarily attributable to known and anticipated returns as well as price mark down allowances for certain product styles and colors for which we have experienced less than anticipated sell through in our wholesales customer channel, as discussed in the "Recent Events" above.

        The number of Company operated retail locations in the Americas, including retail stores, kiosks and outlets, increased slightly to 157 locations at December 31, 2008 from 153 locations at December 31, 2007. Revenue from Company operated retail locations increased 45.0%, or $21.3 million, to $68.7 million in the year ended December 31, 2008, from $47.4 million for the year ended December 31, 2007. Our Company operated retail locations allow us to showcase our entire product offering, which we believe results in better sales of new product offerings and increased brand awareness.

        Asian Market.    Our revenues in Asia increased 25.7%, or $41.9 million, to $204.9 million in the year ended December 31, 2008 from $163.0 million for the year ended December 31, 2007. The increase is attributable to higher unit sales period over period as we increased our direct sales in China and expanded our product offerings as well as our increase in door openings in 2008. Although we continue to experience revenue growth in the Asian market as we expand into new countries, we believe the global economic downturn and the maturity of our core products could affect our ability to grow revenues in this region and we could experience declines in revenues similar to those that we have recently experienced in the Americas and European markets.

        The overall increase in revenues in our Asian region was partially offset by an increase in sales returns and allowances of 329.8%, or $12.2 million, to $15.9 million in the year ended December 31, 2008 from $3.7 million for the year ended December 31, 2007. The increase in sales returns and allowances is primarily related to returns which enabled our wholesale customers to properly balance their portfolios of our products with respect to size, color and style.

        We increased the number of Company operated retail venues in Asia to 107 locations at December 31, 2008, from 53 locations at December 31, 2007. Revenue from Company operated retail locations increased 85.5%, or $23.0 million, to $49.9 million in the year ended December 31, 2008, from $26.9 million for the year ended December 31, 2007.

        European Market.    Our revenues in Europe decreased 13.2%, or $23.0 million, to $150.7 million in the year ended December 31, 2008 from $173.7 million for the same period in 2007. We have noted a decline in revenues in certain European countries, particularly in those which represent a more mature market for our products. We believe a portion of this decline is due to an increased number of imitation products that we believe infringe on our intellectual property as well as the maturity of our core products in the consumer market and lessening demand for such product. We believe the decline in revenues in our European market may result from the challenge of increased competition from producers of imitation products that are sold at lower products. We expect to continue defending our intellectual property rights in the European and other markets to mitigate such impacts, as we deem necessary.

        Sales returns and allowances, which is recorded as a net adjustment to revenue, increased 263.9%, or $19.0 million, to $26.2 million in the year ended December 31, 2008 from $7.2 million in the year ended December 31, 2007. The increase in sales returns and allowances is primarily attributable to known and anticipated returns as well as price mark down allowances for certain products and other products in certain colors for which we have experienced less than anticipated sales in our wholesales customer channel, as discussed in the "Recent Events" above.

        As of December 31, 2008, we operated 15 retail locations in Europe versus 3 in the same period of 2007. Revenue from Company operated retail locations was $7.2 million in the year ended December 31, 2008 versus $262 thousand for the year ended December 31, 2007.

        Gross profit.    Gross profit decreased 53.0% to $234.0 million in the year ended December 31, 2008. Gross margin declined to 32.4% in the year ended December 31, 2008, compared to 58.7% for the year ended December 31, 2007. The decrease in gross profit was partially the result of excess capacity in our Company-operated manufacturing and distribution facilities, which are recognized in our results of operations as period costs. As of December 31, 2008, we recorded accrued losses on purchase commitments for inventory with a market lower than cost of $4.2 million, our write-down of inventories relates to certain products that were or are going to be discontinued of $76.3 million, including core products in colors that have experienced substantial declines in consumer demand, as discussed in "Recent Events" above. Likewise, we recorded $0.9 million in restructuring-related costs in cost of sales as a result of the closure of our Canadian manufacturing operation, as explained more fully in "restructuring charges" below. For the year ended December 31, 2008, we also experienced a change in our sales mix to include products with lower profit margins when compared to the sales mix for the year ended December 31, 2007. We now manufacture a wide range of products which require additional materials, such as canvas, cloth lining and suede, and additional processes, such as stitching, to manufacture. As we continue to expand our portfolio and nonclassic models become a larger portion of our business, we expect this trend to continue. The additional costs in raw materials, duties and processes associated with these styles ultimately result in lower gross profit margins. These changes in our manufacturing structure, coupled with the inventory write-downs, decrease in revenues and increase in returns and allowances were primarily responsible for the decrease in gross profit for the year ended December 31, 2008 compared to the year ended December 31, 2007.

        Changes in foreign currency exchange rates since December 31, 2007 increased our gross margin by $16.4 million, in the year ended December 31, 2008. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Selling, general and administrative expenses.    Selling, general and administrative expense increased 41.9% to $368.8 million in the year ended December 31, 2008, from $259.9 million for the year ended December 31, 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 51.1% in the year ended December 31, 2008 from 30.7% for the year ended December 31, 2007. This increase was primarily attributable to increases in marketing expenses of $22.3 million, of which $5.4 million is related to corporate sponsorships and $12.0 million is related to advertising expenses, increases in building expenses of $19.6 million related to additional retail and office space, increases in salaries and wages of $10.3 million and increases in legal expenses of $16.8 million as a result of increased legal fees for ongoing litigation and intellectual property enforcement. In addition, total share-based compensation expense was $18.8 million for the year ended December 31, 2008, compared to $21.7 million for the year ended December 31, 2007. Also included in selling, general and administrative expenses for the year ended December 31, 2008 is a net loss on changes in currency exchange rates for transactions denominated, and settled or to be settled, in a currency other than the functional currency of the consolidated entity of $25.5 million compared to a net gain on changes in currency exchange rates of $10.1 for the year ended December 31, 2007.

        Changes in the average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency, the U.S. dollar, from 2007 fiscal year to 2008 fiscal year contributed approximately $3.8 million to our change in selling, general and administrative expenses. We expect operations at consolidated companies with functional currencies other than the U.S. dollar will continue to represent a substantial portion of our overall business. Accordingly, changes in foreign currency exchange rates could materially affect our overall selling, general and administrative expenses, or the comparability of our selling, general and administrative expenses from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        During the 2008 fiscal year, we took certain actions to reduce our selling, general and administrative expenses. Those actions included; workforce reductions, office space reductions, and reductions in certain discretionary spending, including discontinuation of certain sponsorship and consulting arrangements. We are continuing to evaluate our operating expenses, including selling, general and administrative expenses. Should economic conditions further deteriorate or demand for our products decline further, we may experience further declines in revenues and we may take additional actions to reduce our selling, general and administrative expenses further.

        Restructuring charges.    We recorded $8.5 million in restructuring charges in the year ended December 31, 2008, of which $7.6 million was reflected in restructuring charges and $0.9 million was reflected in cost of sales. We did not recognize any restructuring charges during the year ended December 31, 2007.

        During 2008, we announced our decision to restructure our North American operations. This decision included the closure of our Canadian and Brazilian manufacturing facilities and the consolidation of distribution activities into other existing North American operations. Accordingly, restructuring charges of $1.9 million related to our facility operating leases were established during the year ended December 31, 2008, as a firm "cease use" date was established relating to these leases. This is our estimated future expense related to the future abandonment of facilities under the operating leases in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We recorded $2.1 million in the year ended December 31, 2008 related to early termination costs for certain equipment operating leases, cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to the United States and Mexico facilities. Furthermore, we recorded $4.5 million in termination benefits accounted for in accordance with SFAS 112, Employers' Accounting for Post Employment Benefits—an amendment of FASB Statements No. 5 and 43.

        We established reserves covering future known obligations related to the closure of our Canadian and Brazilian manufacturing operations and the move of our Canadian distribution operations. Reserves at December 31, 2008 were $2.4 million and have been included in the line items accrued restructuring charges and long-term restructuring in our consolidated balance sheets.

        Impairment charges.    Impairment charges were $45.8 million during the year ended December 31, 2008. We did not recognize any impairment charges during the year ended December 31, 2007. During 2008, we recognized the following impairment charges:

  •
  A $20.9 million impairment charge on fixed assets, primarily related to equipment and shoe molds. We evaluated our production capacity at our facilities compared with demand projections and capacity requirements and decided to abandon certain manufacturing equipment that clearly represents excess capacity. The impairment charge on molds relate to shoe styles that we either no longer intend to manufacture or styles for which we have more molds on hand than necessary to meet projected demand.

  •
  A $0.6 million impairment charge related to patents which we no longer intend to utilize.

  •
  A $0.3 million impairment charge related to the Fury trade name and customer relationships and $0.2 million related to the Jibbitz trade name.

  •
  $23.8 million write-off of goodwill and other indefinite lived intangible assets, consisting of $1.0 million in goodwill related to the closure of Fury, and $22.8 million in goodwill written off as a result of an impairment analysis.

        Interest expense.    Interest expense increased 350.0%, or $1.4 million, to $1.8 million in the year ended December 31, 2008. The increase in interest expense is the result of larger borrowings against our revolving credit facility for a larger portion of the year in 2008 compared to 2007.

        Other income/expense, net.    Other income decreased 80.0%, or $2.4 million, to $0.6 million in the year ended December 31, 2008. The decrease resulted primarily from a decrease in interest bearing cash and cash equivalents.

        Income tax expense.    During the year ended December 31, 2008, we recognized an income tax benefit of $4.4 million on a pre-tax loss of $189.5 million, compared to income tax expense of $72.1 million on pre-tax income of $240.3 million for the year ended December 31, 2007. The effective income tax rate was a 2.3% tax benefit rate during the year ended December 31, 2008 compared to a 30.0% tax expense rate during the year ended December 31, 2007. The decrease in effective tax rate is primarily the result of valuation allowances being recorded on net deferred tax assets in tax jurisdictions where we believe it is not more likely than not that those tax benefits will be realized, due to our financial outlook as of December 31, 2008 and increases in reserves for uncertain tax positions.

Comparison of the Years Ended December 31, 2007 and 2006

        Set forth below are the results of operations for the year ended December 31, 2007, as compared to the year ended December 31, 2006 (in thousands, except for percentages).

	(Year Ended December 31,)
	2007	2006	$ Change	% Change
Revenues	$847,350	$354,728	$492,622	138.9%
Cost of sales	349,701	154,158	(195,543)	(126.8)

Gross profit	497,649	200,570	297,079	148.1
Selling, general and administrative expenses	259,882	105,224	(154,658)	(147.0)

Income (loss) from operations	237,767	95,346	142,421	149.4
Interest expense	438	567	129	22.8
Other (income) expenses—net	(2,997)	(1,847)	1,150	62.3

Income (loss) before income taxes	240,326	96,626	143,700	148.7
Income tax expense (benefit)	72,098	32,209	(39,889)	(123.8)

Net income (loss)	168,228	64,417	103,811	161.2
Dividend on redeemable convertible preferred shares	—	33	33	100.0

Net income (loss) attributable to common stockholders	$168,228	$64,384	$103,844	161.3%

        Revenues.    Revenues increased 138.9%, or $492.6 million, to $847.4 million, in the year ended December 31, 2007, from $354.7 million in the year ended December 31, 2006. This increase was primarily a result of significantly higher unit sales of our footwear products in our Asian and European markets driven by growing awareness and increased acceptance of our brands and products. Unit sales of footwear products increased 117.1% or 25.3 million pairs, to 46.9 million pairs in the year ended December 31, 2007, from 21.6 million pairs in the year ended December 31, 2006. Sales of our Jibbitz products were $67.5 million in the year ended December 31, 2007.

        Our wholesale channel revenues increased 132.0%, or $420.3 million, to $738.9 million, in the year ended December 31, 2007, from $318.5 million in the year ended December 31, 2006. This increase was primarily a result of significantly higher unit sales of our footwear products in our Asian and European markets driven by growing awareness and increased acceptance of our brands and products.

        Our Company-operated retail locations, including retail stores, kiosks and outlets, increased to over 200 locations at December 31, 2007 from just over 95 at December 31, 2006. Total revenue from Company-operated retail locations was $74.2 million in the year ended December 31, 2007, compared to $22.2 million in the year ended December 31, 2006. Revenues from our webstores increased $19.9 million, or 142.1%, to $33.9 million in the year ended December 31, 2007 from $14.0 million in the year ended December 31, 2006. The increase in revenues during 2007 is due primarily to increased web-based and other marketing efforts aimed at driving consumer awareness of our webstores.

        The majority of our revenues during the year ended December 31, 2007 were attributable to the sale of our classic footwear models. Sales of our classic models increased by approximately 46.3% during the year ended December 31, 2007 when compared to sales in the year ended December 31, 2006 and now amounted to approximately 30% of total sales, compared to 50% during the year ended December 31, 2006. Sales of footwear product styles introduced in 2007 represented approximately 18.2% or $154.1 million of our overall revenues for the year ended December 31, 2007.            Businesses acquired in 2006 and 2007 contributed approximately $78.6 million to our revenues during the year ended December 31, 2007.

        Changes in foreign currency exchange rates since December 31, 2006 contributed $22.1 million to our revenues in the year ended December 31, 2007. We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Americas Market.    Our revenues from domestic sales increased 89.1%, or $240.6 million, to $510.6 million in the year ended December 31, 2007 compared to $270.0 million for the year ended December 31, 2006. We believe the increase is due to an increase in the number of doors selling our product, new product offerings, and our business acquisitions.

        The number of Company operated retail locations in the Americas, including retail stores, kiosks and outlets, increased to 153 locations at December 31, 2007 from 83 locations at December 31, 2006. Revenue from Company operated retail locations increased 126.8%, or $26.5 million, to $47.4 million in the year ended December 31, 2007, from $20.9 million for the year ended December 31, 2006. Our Company operated retail locations allow us to showcase our entire product offering, which we believe results in better sell through of new product offerings and increased brand awareness.

        Asian Market.    Our revenues in Asia increased 199.6%, or $108.6 million, to $163.10 million in the year ended December 31, 2007 from $54.4 million for the year ended December 31, 2006. Sales in Asia were led by Japan where sales increased 579.2% or $69.5 million, to $81.5 million in the year ended December 31, 2007, from $12.0 million in the year ended December 31, 2006. We believe this increase can be attributed to the increase in number of doors selling our products, increased brand awareness and the introduction of our new footwear and other product offerings.

        We increased the number of Company operated retail venues in Asia to 53 locations at December 31, 2007, from 20 locations at December 31, 2006. Revenue from Company operated retail locations was $26.9 million in the year ended December 31, 2007, up from $1.3 million for the year ended December 31, 2006.

        European Market.    Our revenues in Europe increased 473.3% or $143.4 million, to $173.7 million in the year ended December 31, 2007 from $30.3 million for the same period in 2006 We believe this increase can be attributed to the increase in number of doors selling our products, increased brand awareness and the introduction of our new footwear and other product offerings.

        As of December 31, 2007, we operated 3 retail locations in Europe. Revenue from these Company operated retail locations was $0.3 million in the year ended December 31, 2007. We did not have any Company operated retail locations in the year ended December 31, 2006.

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

        Changes in foreign currency exchange rates since December 31, 2006 increased our gross margin by $11.8 million while causing our gross profit margin to decline in the year ended December 31, 2007 to 58.6%. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Selling, general and administrative expenses.    SG&A increased 147.0% or $154.7 million, to $259.9 million, or 30.7% of sales, in the year ended December 31, 2007, from $105.2 million, or 29.7% of sales in the year ended December 31, 2006. The increase in SG&A as a percentage of sales is a result of our strategic decision to increase our global marketing spend and increased expenses associated with developing market opportunities in Brazil, China, Russia and India. This increase was also a result of higher costs associated with increased sales volumes, and expanding operations, including an increase in selling and marketing expenses of $40.4 million and increases in personnel expenses of $70.9 million. In addition, professional and consulting fees increased approximately $20.8 million, primarily as a result of increased legal fees related to defending our intellectual property, accounting fees, contract labor and consultants. In addition, share-based compensation expense was $21.7 million for the year ended December 31, 2007, compared to $10.3 million for the year ended December 31, 2006.

        Changes in the average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency, the U.S. dollar, from 2006 fiscal year to 2007 fiscal year contributed approximately $5.6 million to our change in selling, general and administrative expenses. We expect operations at consolidated companies with functional currencies other than the U.S. dollar will continue to represent a substantial portion of our overall business. Accordingly, changes in foreign currency exchange rates could materially affect our overall selling, general and administrative expenses, or the comparability of our selling, general and administrative expenses from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Interest expense.    Interest expense was approximately $438,000 in the year ended December 31, 2007, compared to approximately $567,000 in the year ended December 31, 2006. Interest expense decreased due to our use of a portion of the proceeds from our initial public offering in 2006 to retire bank loans. This debt retirement led to a decrease in average borrowings outstanding on our line of credit and long term debt during the year ended December 31, 2007 compared to average borrowings outstanding under those arrangements during the year ended December 31, 2006.

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

Liquidity and Capital Resources

        The accompanying audited consolidated financial statements for the year ended December 31, 2008 were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At December 31, 2008, we had $51.6 million in cash and cash equivalents. We have $22.4 million in borrowings outstanding under our Revolving Credit Facility which has no further available borrowings. On February 13, 2009, we entered into Amendment No. 9 to the Revolving Credit Facility, extending the maturity date on this facility to April 2, 2009, at which time we will be required to pay all amounts then outstanding. Prior to April 2, 2009, we are required to make five installment payments of $0.2 million each on dates agreed upon by us and Union Bank of California, N.A.

        We are currently in discussions to obtain an asset backed credit facility to replace the existing Revolving Credit Facility. The time period required to procure a new asset backed credit facility may extend beyond the maturity date of our current Revolving Credit Facility, requiring us to seek an extension of that maturity date with our current lenders. We are also exploring other means of raising capital including equity financing. There can be no assurance that we will be able to secure additional debt or equity financing or receive an extension of the current Revolving Credit Facility by or before the date of maturity of the Revolving Credit Facility and, accordingly, our liquidity and ability to timely pay its obligations when due could be adversely affected.

        Additionally, we are currently evaluating our operating plans for 2009 and considering certain restructuring and right-sizing activities to address the potential for continued decreases in revenues. Our ability to continue as a going concern is dependent upon achieving a cost structure which supports the levels of revenues we are able to achieve. Our ability to return to profitability is dependent on the timely completion of these activities and there can be no assurance that any actions taken by us will result in a return to profitability. As discussed in the previous paragraphs, we face various uncertainties that raise substantial doubt about our ability to continue as a going concern. These accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

        We incurred losses of $185.1 million in the year ended December 31, 2008 and experienced a decline in revenues from $847.4 million for the year ended December 31, 2007 to $721.6 million for the year ended December 31, 2008. During the year ended December 31, 2008, we took certain actions to reduce our operating cost structure in response to declining revenues. Those actions included the closing of our Canadian and Brazilian manufacturing operations, personnel reductions, and reductions in certain discretionary spending. Should revenues continue to decline in future periods, we may be required to take further cost reduction actions in order to maintain a level of liquidity necessary to meet our ongoing operational needs.

        We experienced rapid growth in our revenues and earnings from our inception through December 31, 2007 and had difficulty meeting customer demand for our footwear products. During this period, we significantly increased production capacity, warehouse space and inventory in an effort to meet demand. This pattern changed in 2008. During the three months ended March 31, 2008 revenue growth moderated and during the three months ended June 30, 2008, revenues declined compared to 2007. This trend continued and accelerated during the remainder of 2008. Our total revenues declined during the year ended December 31, 2008 on a 24.7% decline in the total number of footwear units sold compared to the previous year, which was attributable in large part to deteriorating global economic conditions, lessened demand for our products and difficulty marketing our expanded product line. Due to the decline in revenues, we incurred various one-time cash and non-cash restructuring and impairment costs as we took steps to right-size our production and distribution capacity. We incurred losses of $185.1 million in the year ended December 31, 2008 and we expect to incur additional operating losses during the quarter ended March 31, 2009 as year-over-year revenue declines continue to occur. We may incur additional losses through 2009.

        Continued declines in revenues could have a material adverse effect on our operating results, cash flow and our ability to raise capital. We cannot fully anticipate future conditions given the substantial uncertainties in the credit markets and the economy in general. We may have unexpected costs and liabilities; revenue and cash provided by operations may decline; economic conditions may continue to weaken; and competitive pressures may increase, resulting in difficulty maintaining liquidity. Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to obtain additional financing on terms that are acceptable to us or at all.

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

        The changes in the global economy could also affect our customers' liquidity and capital resources and their ability to meet their payment obligations to us, which in turn would decrease their credit terms and our ability to collect our accounts receivable, which may have a material adverse impact on our cash flows and capital resources. We continue to monitor our accounts receivable aging and have recorded reserves as we deem appropriate.

        We are a global business with operations in many different countries, which requires cash accounts to be held in various different currencies. The global market has recently experienced many fluctuations in foreign currency exchange rates which impacts our results of operations and cash positions. The future fluctuations in foreign currencies may have a material impact on our cash flows and capital resources. Cash balances held in foreign countries have additional restrictions and covenants associated with them, which adds increased strains on our liquidity and ability to timely access and transfer cash balances between entities.

        Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, may have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity.

        We have entered into various sponsorship agreements and operating leases that require cash payments on a specified scheduled. Over the next five years we will make payments of $137.1 million related to our operating lease agreements and $22.7 million related to our corporate sponsorship agreements. See "Contractual Obligations" below. We plan to continue to enter into operating leases related to our retail stores. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

        Our inventories decreased to $143.2 million at December 31, 2008, from $248.4 million as of December 31, 2007. In 2008, as the result of less-than-previously-anticipated sales, we have been actively managing our inventory levels through decreased production and actively selling through our existing inventory with the goals of decreasing inventories and increasing our cash position. We expect new product introductions, limitations on production capacities and seasonal variations may cause our inventory to increase or decrease materially in the future as we adjust to meet changing market conditions. We believe our inventory levels will continue to decrease in 2009 due to projected sales and inventory management plans. In addition to these activities to manage our inventory, we recognized $76.3 million of inventory write-down charges and an additional $4.2 million in charges related to losses on future purchase commitments for inventory with a market value lower than cost, of which $2.1 million was included as an accrued expense, for the year ended December 31, 2008.

        We intend to continue to evaluate our product offerings to develop product collections in assortments that can be merchandised effectively to the consumer at our retailer and Company operated stores. As such, we expect that our future product offerings will be more focused by category and for color palette and the number of color combinations will be reduced in our seasonal offerings. During the years ended December 31, 2008 and 2007, we had capital expenditures of $55.6 million and $57.4 million, respectively, related to the build out our global infrastructure and to support our planned future growth. We also had expenditures of $10.7 million and $16.5 million for the years ended December 31, 2008 and 2007, respectively, in related capital costs for internally developed software intangibles. We will continue to make ongoing capital investments in molds and other tooling equipment related to manufacturing new products and footwear styles as well as those related to opening additional retail stores; however, we plan to reduce our expenditures in our distribution, manufacturing and software development efforts due to our reduction in revenues. We plan to continue to selectively invest in information technology systems that will increase efficiencies as well as increase the operating effectiveness of our manufacturing, warehousing, and distribution operations. We expect to continue to invest in our global information systems infrastructure to further strengthen our management information and financial reporting capabilities.

        Over the past two years we have developed or acquired businesses, such as Jibbitz, Bite, Tagger, Ocean Minded and EXO and we may acquire other business in the future that we believe are complementary to our own. On June 26, 2007, we amended the membership interest purchase agreement ("Purchase Agreement") with Jibbitz, to amend the terms of the potential earn-out consideration included in the Purchase Agreement. The amendment removed the earnings targets for payment of the earn-out with $3.5 million payable on the effective date of the amended Purchase Agreement and the remaining $6.5 million payable over the following thirteen months, for a total payment of $10.0 million. The earn-out was fully paid as of July 2008. The agreements for the acquisitions of Ocean Minded and Bite contain contingent earn-out amounts of up to $3.75 million and $1.75 million, respectively, which are required to be paid as an additional cost of the acquisition if the business units achieve certain specified earnings targets in future periods. No material amounts have been paid or accrued in relation to the Ocean Minded or Bite acquisitions as earning targets were not achieved. We may have to make future payments under these earn-out arrangements.

        In April 2008, we acquired substantially all of the assets of Tidal Trade, Inc ("Tidal Trade"), our third party distributor in South Africa, for $4.6 million and acquired substantially all of the assets of Tagger, a private limited liability company incorporated under the laws of The Netherlands, for $2.0 million. There are no contingent earn-out provisions related to these two acquisitions.

        We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business through March 31, 2009. In order to provide liquidity beyond March 31, 2009, we are exploring alternatives for a new borrowing arrangement or an extension of our existing Revolving Credit Facility and are currently negotiating with financial institutions to obtain an asset backed lending arrangement. We may also explore other sources for capital to meet our ongoing needs. There can be no assurance that any such capital will be available to us on acceptable terms or at all especially due to current conditions and uncertainty in the global credit markets. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Our inability to secure financing before the April 2, 2009 maturity date of our Revolving Credit Facility or obtain an extension may result in a material adverse effect on our financial condition.

Off-Balance Sheet Arrangements

        Our operating lease obligations, which include various building and equipment transactions, are not reflected on our balance sheet. See "Contractual Obligations" below for further detail.

        We also guarantee payments to our third-party manufacturer in China for purchases of material for the manufacture of finished shoe products, which is not reflected on our balance sheet. The maximum potential amount of future payments that we could be required to make under the guarantee is € 2.1 million (approximately $3.0 million). See Note 15 in the consolidated financial statements for further discussion.

        At December 31, 2008, we had purchase commitments with our third party manufacturers for $14.0 million in inventory. Approximately $2.1 million of this commitment was for certain products at prices in excess of net realizable value, given our plans for sales of the product. Accordingly, $2.1 million was recorded related to expected losses on future purchase commitments and is included in accrued expenses at December 31, 2008. On July 26, 2005, we entered into an amended and restated four-year supply agreement with Finproject S.P.A., the former majority owner of Crocs Canada, in which we have the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain current customer dealings (including boot manufacturers). Based on the supply agreement, we have contractual purchase requirements to maintain exclusivity throughout the term of the agreement. The pricing is to be agreed upon each quarter and fluctuates based on order volume, currency fluctuations, and raw material prices.

        We do not believe that these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual Obligations

        The following table discloses aggregate information about our contractual cash obligations as of December 31, 2008 and the periods in which payments are due (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$179,316	$47,559	$62,630	$26,915	$42,212
Corporate Sponsorships(1)	22,737	6,662	10,760	5,315	—
Revolving Credit Facility(2)	23,123	23,123	—	—	—
Minimum Licensing Royalties(3)	3,830	2,753	1,051	26	—
Purchase Obligations(4)	19,261	19,261	—	—	—
FIN 48 estimated liability(5)	28,210	—	24,456	1,905	1,849
Capital Lease Obligations	9	9	—	—	—

Total	$276,486	$99,367	$98,897	$34,161	$44,061

(1)
Includes sponsorships such as AVP and collegiate sports teams.

(2)
On February 13, 2009, we signed Amendment No. 9 to the Revolving Credit Facility, thereby extending the maturity date of the Revolving Credit Facility to April 2, 2009. The facility bore interest at a rate of 12.25% per annum at December 31, 2008. Amount includes $0.7 million in projected interest based on the best known interest rates at the date of filing.

(3)
Includes royalties relating to licensing agreements with companies such as Disney, MLB, MBA and Nickelodeon.

(4)
Represents our purchase obligation to buy back inventory from a distributor as a result of the termination of our distributor agreement, which will be paid during the first 9 months of 2009 and the current purchase commitments with third party manufacturers.

(5)
Represents estimated liabilities as a result of the our adoption of the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48").

        Excluded from the table above is the contingent cash purchase price of up to $3.75 million for Ocean Minded and $1.75 million for Bite, related to the earn-out provisions of the agreements, see Note 6—Acquisitions in the consolidated financial statements for further discussion. These amounts were excluded from the above contractual obligations table as Ocean Minded and Bite have not achieved the earnings targets for the earn-out provisions of the agreement as of December 31, 2008.

        We also guarantee payments to our third-party manufacturer in China for purchases of material for the manufacture of finished shoe products, which is also excluded from the table. The maximum potential amount of future payments the Company could be required to make under the guarantee is € 2.1million, approximately $3.0 million. See Note 15—Commitments and Contingencies in the consolidated financial statements for further discussion.

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

        We consider certain accounting policies related to revenue recognition, reserves for uncollectible accounts receivable, sales returns, allowances and discounts, inventory valuation, share-based compensation, income taxes and goodwill and other intangible assets, impairment of long-lived assets, acquisitions and restructuring charges to be critical policies due to the estimates and judgments involved in each.

        Revenue Recognition.    The majority of our revenues are derived from wholesale sales to retailers. Our standard arrangement for our customers includes a valid purchase order or contract with no customer acceptance provisions. We recognize revenues from sales of products when:

  •
  we enter into an agreement with a customer or persuasive evidence of an arrangement exists;

  •
  delivery has occurred;

  •
  customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties;

  •
  collection is reasonably assured; and

  •
  title passes on shipment or on receipt by the customer depending on the arrangement with the customer.

        Reserves for uncollectible accounts receivable.    We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and we may experience changes in the amount of reserves we recognize for accounts receivable we deem uncollectible. If the financial condition of some of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine that a smaller or larger reserve is appropriate, we would record a credit or a charge to selling, general and administrative expenses in the period in which we made such a determination. We may also accept returns from our wholesale and distributor customers, on an exception basis at the sole discretion of management for the purpose of stock re-balancing to ensure that our products are merchandised in the proper assortments. Additionally, at the sole discretion of management, we may provide markdown allowances to key wholesale and distributor customers to facilitate the "in-channel" markdown of products where we have experienced less than anticipated sell-through.

        Sales Returns, Allowances and Discounts.    We record reductions to revenue for estimated customer returns, allowances and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns that have not yet been received by us. We base our estimates for customer returns and allowances primarily on anticipated sales volume throughout the year. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determined that actual or expected returns or allowances were significantly greater or lower than the reserves we had established, we would record a reduction or increase, as appropriate, to net sales in the period in which we made such a determination. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales. We also record reductions to revenue for estimated customer credits as a result of price mark-downs in certain markets. Fluctuations in our estimates for sales returns, allowances and discounts may be caused by many factors, including, but not limited to, fluctuations in our sales revenue, changes in demand for our products and customer acceptance of new products we offer.

        Inventory Valuation.    At least quarterly, we analyze our inventory positions and make estimates regarding the net realizable value of our inventories and, if necessary, adjust them to the lower of cost or market. Our estimate of the net realizable value for our excess and discontinued products is based on significant judgments made by management based on industry experience considering only limited company-specific historical experience with the sell-through of such products to liquidation or other "off-price" channels. The ultimate results achieved in selling excess and discontinued products in future periods may differ significantly from management's estimates of net realizable value as of December 31, 2008. Fluctuations in our estimated net realizable value of our inventory may be caused by multiple factors, including, but not limited to, changes in company-specific experience with the sell-through of products, global and regional economic conditions, and demand for our products or shifting demand between the products we offer. Declines in the estimated net realizable value of our inventory, if the declines result in a write-down of our inventory balance, could have a significant effect on our reported financial results.

        From our inception and through 2007, we experienced substantial growth due to the high consumer demand for our core products and our expansion into new markets globally. During the year ended December 31, 2008, we experienced a decline in demand due to the current economic downturn and the challenges we face in merchandising our expanded product lines in existing wholesale channels as well as lessening demand for our products as such products reach a more mature stage in their product life and competitors enter the market with imitation products that are sold at substantially lower prices. Based on our estimate, we recorded additional inventory write-downs during the year ended December 31, 2008, of $76.3 million and an additional $4.2 million in charges related to losses on future purchase commitments for inventory with a market value lower than cost, of which $2.1 million was included as accrued expenses, for the year ended December 31, 2008. Please refer to

Note 3 of our Consolidated Financial Statements set forth in the "Index To Consolidated Financial Statements" of this Form 10-K.

        Stock-Based Compensation.    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, ("SFAS 123R"), which requires recognition of the fair value of share-based compensation over the vesting period of the option. We adopted the prospective method for all stock option grants issued prior to August 15, 2005, which was the date we initially filed a Registration Statement on Form S-1 with the SEC in connection with our initial public offering. Prior to August 15, 2005, we used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes. We continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of APB 25 and its related interpretive guidance.

        For stock option grants issued after August 15, 2005, we applied the modified prospective method. Under this method we use the Black-Scholes valuation model to determine the fair value of our stock options, which requires assumptions to be made regarding our stock price volatility, the expected life of the option and expected dividend rates. The volatility assumptions were derived from our historical volatilities and historical volatilities of competitors whose shares are traded in the public markets. If factors change and we use different assumptions for estimating share-based compensation in future periods, share-based compensation expense may differ materially in the future from that recorded in the current period. The amount of stock-based compensation expense recognized during any fiscal period can fluctuate based on, among other things, future stock option grants, changes in our estimated forfeiture rate pursuant to SFAS 123R, and changes in the assumptions used in the Black-Scholes valuation model for future stock option grants. Because the calculation of the estimate for stock-based compensation is reliant on multiple inputs, which in some cases are, themselves, estimates, an increase or decrease in any of these variables could have a significant effect on the amount of expense recognized during a reporting period.

        Income Taxes.    In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). Effective January 1, 2007, we adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon examination by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, under FIN 48, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. The adoption of FIN 48 did not have a material impact on our consolidated balance sheet, statement of operations or cash flows.

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

Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carry forwards, to the extent that realizing these benefits is considered more likely than not.

        We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.

        Undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. We have formulated a specific plan for reinvestment of undistributed earnings of our foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions. Should we change our plans, we would be required to record a significant amount of deferred tax liabilities.

        We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

        Goodwill and Other Intangible Assets.    In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and intangible assets with indefinite lives are not amortized but are instead measured for impairment at least annually, or when events indicate that an impairment exists. As required by SFAS 142, in our impairment tests for goodwill and other indefinite-lived intangible assets, we compare the estimated fair value of goodwill and other intangible assets to their carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, technological change, economic conditions, and changes to our business operations or inability to meet business plans.

        During the three month period ended September 30, 2008, our stock price declined substantially, which represented a triggering event for potential goodwill impairment. As of September 30, 2008, we performed an interim goodwill impairment evaluation, as required under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Based on that evaluation we concluded our goodwill was impaired and we recorded a charge of $22.8 million, which was our entire goodwill balance as of September 30, 2008. Please refer to Note 5 of our Condensed Consolidated Financial Statements set forth in the "Index To Consolidated Financial Statements" of this Form 10-K.

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

        Impairment of Long-Lived Assets.    In accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, ("SFAS 144"), we estimate the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds the estimate of future undiscounted cash flows, we calculate the impairment as the excess of the carrying value of the asset over the estimate of its fair value. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value is determined by independent third party appraisals, projected discounted cash flows, or other valuation techniques as appropriate.

        During the year ended December 31, 2008, we recognized an impairment charge of $20.9 million on fixed assets, primarily related to equipment and shoe molds. Management evaluated the production capacity at Company-operated facilities compared with demand projections and capacity requirements and made the decision to abandon certain manufacturing equipment that represented excess capacity. The impairment charge on molds relates primarily to shoe styles that we either no longer intends to manufacture or to styles for which we have more molds on hand than is necessary to meet projected demand. These charges are recorded in the impairment charges line item of the consolidated statement of operations for the year ended December 31, 2008, and are accounted for as assets to be abandoned in accordance with SFAS 144. Also refer to Note 8 of our Consolidated Financial Statements set forth in the "Index To Consolidated Financial Statements", of this Form 10-K.

        Due to the nature of impairment charges, changes in the liabilities and expenses related to these charges incurred between reporting periods can be significant as they are driven by, among other things, changes in our strategic operational and financial decisions, global and regional economic conditions, demand for our product or shifting demand between different products we offer and other corporate initiatives which may eliminate or significantly decrease the realization of future benefits from our long-lived assets. Likewise, significant impairment charges recognized during a reporting period could have adversely affected our reported financial results.

        Restructuring Charges.    We recognize restructuring charges related to our plans to close manufacturing and administrative facilities according to SFAS No. 112, Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43 ("SFAS 112"). In connection with these activities, we recognize restructuring charges for employee termination costs, long-lived asset impairment and other restructuring-related costs. We also recognize restructuring charges related to our future expense related to the future abandonment of facilities under the operating leases in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). During the year ended December 31, 2008, we recorded $8.6 million in restructuring charges associated with the closure of the Canadian and Brazilian manufacturing facilities. Please refer to Note 8 of our Consolidated Financial Statements set forth in the "Index To Consolidated Financial Statements" of this Form 10-K.

        The recognition of these restructuring charges require that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we will evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. Due to the nature of restructuring charges, changes in the liabilities and expenses related to these charges incurred between reporting periods can be significant as they are driven by, among other things, our strategic operational and financial decisions, global and regional economic conditions, staffing levels relative to demand for our products and other corporate initiatives which may eliminate the need for certain assets or staff positions in our locations. Significant restructuring charges could adversely affect our reported financial results in the reporting period in which the charges are recognized and, to the extent we are required to make future cash payments for items such as severance and lease buyouts or penalties, could adversely affect our liquidity.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We have adopted SFAS 159 beginning January 1, 2008. We have evaluated the impact of this new standard and the adoption did not have a material impact on our consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 1411(R)"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the fiscal year beginning January 1, 2009 and is to be applied prospectively. We are currently evaluating the potential impact of adopting this statement on its consolidated financial position, results of operations and cash flows. We do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 ("SFAS 160") which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for the fiscal year beginning January 1, 2009. We are currently evaluating the impact this new standard will have on our consolidated financial position, results of operations and cash flows. We do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosures to provide transparency to these activities and their effects on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for our fiscal year beginning January 1, 2009. We are currently evaluating the impact this new standard will have on its consolidated financial position, results of operations and cash flows. We do not expect that the adoption of SFAS 161 will have a material impact on its consolidated financial position or results of operations.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 emphasizes that an organization's management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. We will be required to adopt SFAS 162 within 60 days following the Securities and Exchange Commission's ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. AU Section 411 has not yet been approved by the SEC. We do not expect SFAS 162 to materially impact our consolidated financial statements.

        In December, 2008, the FASB issued FASB Staff Positions ("FSP") FIN 46(R)-8, Interests in Variable Interest Entities and FSP FAS 140-4, Disclosures about Transfers of Financial Assets, which will increase disclosure requirements for public reporting companies for reporting periods that end after December 15, 2008. This FSP amends SFAS 140, to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. We adopted the requirements of FSP FAS 140-4 and FSP FIN 46(R) beginning January 1, 2008. The adoption of FSP FAS 140-4 and FSP FIN 46(R) did not have a material impact on our consolidated balance sheet, statement of operations or cash flows.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Credit and Interest Rate Risk

        We are exposed to interest rate risk to the extent that interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. As of December 31, 2008, the effective interest rate on our Revolving Credit Facility was 12.25%. The interest payable on our Revolving Credit Facility is determined based on the lender's applicable reference rate plus 9.0%, and, therefore, is affected by changes in market interest rates. As of December 31, 2008, we had $22.4 million outstanding on our Revolving Credit Facility. Based on this aggregate amount borrowed as of December 31, 2008, we would have a resulting decline in future annual earnings and cash flows of approximately $0.2 million for every 1% increase in the lender's reference lending rate.

        We earned interest income of $0.4 million on our cash and cash equivalents during the year ended December 31, 2008. We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates, and if the weighted average rate of return on cash and cash equivalents, and restricted cash, were to increase or decrease by 1%, the impact on interest income would be approximately $0.6 million, net of tax during the year ended December 31, 2008.

        Please also refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity," for a discussion of risks related to the recent global economic downturn and the current state of the credit markets

Foreign Currency Exchange Risk

        We have significant revenues from foreign sales in recent periods. While the majority of expenses attributable to our foreign operations are paid in the functional currency of the country in which such operations are conducted, we pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase or decrease, as applicable, in value by 1%, the impact on international sales of $403.7 million during the year ended December 31, 2008 would have been an increase or decrease in consolidated revenues by $3.9 million. The volatility of the applicable exchange rates are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the impact of foreign exchange rate variances experienced in the year ended December 31, 2008. We may, in the future, engage in foreign exchange hedging contracts to reduce our economic exposure to changes in exchange rates. If we do engage in foreign exchange hedging, the foreign exchange hedging contracts will be entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. As of December 31, 2008, we did not have any foreign exchange hedging contracts.

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

Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

        Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

        During the three months ended December 31, 2008, we did not make any changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

        We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 17, 2009 expressed an unqualified opinion on those financial statements and included (a) an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern; and (b) an explanatory paragraph regarding the Company's accounting for uncertain tax positions on January 1, 2007 in accordance with the Financial Accounting Standards Board's Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 17, 2009

ITEM 9B.    Other Information

        Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2008.

Code of Ethics

        We have a written code of ethics in place that applies to all our employees, including our principal executive officer, principal financial officer, and controller. A copy of our business code of conduct and ethics policy is available on our website: www.crocs.com. We are required to disclose any change to, or waiver from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating any change to, or waiver from, our business code of conduct and ethics policy as permitted by applicable SEC rules.

ITEM 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2008.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

        As shown in the table below, as of December 31, 2008, we reserved 9,808,876 shares of common stock for future issuance on exercise of outstanding options under equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders(1)(2)	9,506,871	$15.10	3,709,287
Equity compensation plans not approved by stockholders(3)	302,005	$0.60	—

Total	9,808,876		3,709,287

(1)
On July 9, 2007, at the annual stockholders' meeting, our stockholders approved the 2007 Equity Incentive Plan (the "2007 Plan"), which previously had been approved by our board of directors. The 2007 Plan was effective as of July 9, 2007. The total number of shares of our common stock available for distribution under the 2007 Plan is 9,000,000, subject to adjustment for future stock splits, stock dividends and similar changes in our capitalization.

(2)
On April 27, 2005, our board of directors adopted the 2005 Equity Incentive Plan ("the 2005 Plan"). On January 10, 2006, our board of directors amended the 2005 Plan to increase the number of shares of our common stock available for issuance under the 2005 Plan from 11,681,000 shares to 14,017,200 shares. Following the adoption of the 2007 Plan, no future grants may be made from the 2005 Plan.

(3)
Represents non-plan stock options granted to our officers, directors and employees prior to the adoption of the 2005 Equity Incentive Plan. Following the adoption of the 2007 Plan, no future grants may be made from this plan.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2008.

ITEM 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2008.

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

(3)   Exhibit list

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Crocs, Inc. (Incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312))
3.1
Certificate of Amendment to the Restated Certificate of Incorporate of Crocs, Inc. (Incorporated herein by reference to Exhibit 3.1 to Crocs, Inc. Current Report on Form 8-K, filed on July 12, 2007 (File No. 000-51754)).
3.2	Amended and Restated Bylaws of Crocs, Inc. (Incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312))

Exhibit Number	Description
4.1	Specimen common stock certificate (Incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
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
10.3*
Amendment No.1 to the 2005 Plan (Incorporated herein by reference to Exhibit 10.2.2 to Crocs, Inc.'s Registration Statement on Form S-1/A [Amendment No. 4], filed on January 19, 2006 (File No. 333-127526)).
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

Exhibit Number	Description
10.13.	Asset Purchase and Property Transfer Agreement between St. Vrain Trading, LLC, d/b/a Crocs Hawaii, LLC and the Registrant dated May 19, 2005 (Incorporated herein by reference to Exhibit 10.16 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.14*††	Board of Directors Compensation Plan dated June 26, 2008.
10.15*††	Amended and Restated 2007 Senior Executive Deferred Compensation Plan and Non-Qualified Plan Trust
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
10.26	Membership Interest Purchase Agreement among Crocs, Inc. and the Members of Jibbitz, LLC, dated September 13, 2006 (File No. 000-51754)).
10.27*	2008 Cash Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 12, 2007 (File No. 000-51754)).
10.28*	2007 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 12, 2007 (File No. 000-51754)).
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
10.32*
Employment Agreement dated as of January 16, 2008 by and between Crocs, Inc. And Russell Hammer (Incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on May 15, 2009 (File No. 000-51754)).

Exhibit Number	Description
10.33	Loan Agreement, dated as of May 8, 2007, by and between Crocs, Inc. and Union Bank of California, N.A. (Incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on May 15, 2009 (File No. 000-51754)).
10.34
Amendment No. 1 to Loan Agreement, dated as of November 21, 2007, by and between Crocs, Inc. and Union Bank of California, N.A. (Incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on May 15, 2009 (File No. 000-51754)).
10.35
Amendment No. 2 to Loan Agreement, dated as of January 4, 2008, by and between Crocs, Inc. and Union Bank of California, N.A. (Incorporated herein by reference to Exhibit 10.4 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on May 15, 2009 (File No. 000-51754)).
10.36
Amendment No. 3 to Loan Agreement, dated as of March 4, 2008, by and between Crocs, Inc. and Union Bank of California, N.A. (Incorporated herein by reference to Exhibit 10.5 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on May 12, 2008 (File No. 000-51754)).
10.37
Amendment No. 4 to Loan Agreement, dated as of August 7, 2008 by and between Crocs, Inc. and Union Bank of California, N.A. (Incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on August 14, 2008 (File No. 000-51754)).
10.38††	Amendment No 5 to Loan Agreement, dated as of November 17, 2008 by and between Crocs, Inc. and Union Bank of California, N.A.
10.39††	Amendment No 6 to Loan Agreement, dated as of December 1, 2008 by and between Crocs, Inc. and Union Bank of California, N.A.
10.40††	Amendment No 7 to Loan Agreement, dated as of December 19, 2008 by and between Crocs, Inc. and Union Bank of California, N.A.
10.41††	Amendment No 8 to Loan Agreement, dated as of January 27, 2009 by and between Crocs, Inc. and Union Bank of California, N.A.
10.42††	Amendment No 9 to Loan Agreement, dated as of February 13, 2009 by and between Crocs, Inc. and Union Bank of California, N.A.
10.43*
Employment Agreement dated February 9, 2009 by and between Crocs, Inc. and John McCarvel (Incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on February 13, 2009 (File No. 000-51754)).
21††	Subsidiaries of the Registrant.
23††	Consent of Deloitte & Touche LLP.
31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit Number	Description
32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*
Compensatory plan or arrangement

†
The Registrant has been granted confidential treatment with respect to portions of these exhibits.

††
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 17, 2009.

CROCS, INC. a Delaware Corporation
By:	/s/ RONALD R. SNYDER Name: Ronald R. Snyder Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 17, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RONALD R. SNYDER Ronald R. Snyder	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ RUSSELL C. HAMMER Russell C. Hammer	Senior Vice President of Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ W. STEPHEN CANNON W. Stephen Cannon	Director
/s/ RAYMOND D. CROGHAN Raymond D. Croghan	Director
/s/ RONALD L. FRASCH Ronald L. Frasch	Director
/s/ PETER A. JACOBI Peter A. Jacobi	Director
/s/ RICHARD L. SHARP Richard L. Sharp	Chairman of the Board
/s/ THOMAS J. SMACH Thomas J. Smach	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

        We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crocs, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements for the year ended December 31, 2008 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the maturity of the Company's Revolving Credit Facility on April 2, 2009 and losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions on January 1, 2007 in accordance with the Financial Accounting Standards Board's Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 17, 2009

CROCS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$51,665	$36,335
Restricted cash	—	300
Accounts receivable, less allowance for doubtful accounts of $5,262 and $3,795, respectively	35,305	152,919
Inventories	143,205	248,391
Deferred tax assets, net	11,364	12,140
Income tax receivable	24,417	—
Prepaid expenses and other current assets	13,415	17,865

Total current assets	279,371	467,950
Property and equipment, net	95,892	88,184
Restricted cash	2,922	1,014
Goodwill	—	23,759
Intangible assets, net	40,892	31,634
Deferred tax assets, net	21,231	8,051
Other assets	15,691	6,833

Total Assets	$455,999	$627,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,137	$82,979
Accrued expenses and other current liabilities	50,076	57,246
Deferred tax liabilities, net	30	265
Accrued restructuring charges	1,439	—
Income taxes payable	24,420	19,851
Notes payable and capital lease obligations	22,431	7,107

Total current liabilities	133,533	167,448
Long-term capital lease obligations, net of current portion	—	9
Deferred tax liabilities, net	2,917	1,858
Long term restructuring.	959	—
Other liabilities	31,427	13,997

Total liabilities	168,836	183,312

Commitments and contingencies (Notes 6, 9 and 15)
Stockholders' equity:
Common shares, par value $0.001 per share; 250,000,000 authorized 83,543,501 issued and 83,019,501 shares issued and outstanding in 2008, 82,722,426 issued and 82,198,426 issued and outstanding in 2007	84	83
Treasury Stock, 524,000 shares, at cost	(25,022)	(25,022)
Additional paid-in capital	232,037	211,936
Deferred compensation	(246)	(2,402)
Retained earnings	64,233	249,309
Accumulated other comprehensive income	16,077	10,209

Total stockholders' equity	287,163	444,113

Total Liabilities and Stockholders' Equity	$455,999	$627,425

See notes to consolidated financial statements.

CROCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$721,589	$847,350	$354,728
Cost of sales	486,722	349,701	154,158
Restructuring charges	901	—	—

Gross profit	233,966	497,649	200,570
Selling, general and administrative expenses	368,800	259,882	105,224
Restructuring charges	7,664	—	—
Goodwill impairment charges	23,867	—	—
Asset impairment charges	21,917	—	—

Income (loss) from operations	(188,282)	237,767	95,346
Interest expense	1,793	438	567
Other (income)—net	(565)	(2,997)	(1,847)

Income (loss) before income taxes	(189,510)	240,326	96,626
Income tax expense (benefit)	(4,434)	72,098	32,209

Net income (loss)	(185,076)	168,228	64,417
Dividends on redeemable convertible preferred shares	—	—	33

Net income (loss) attributable to common stockholders	$(185,076)	$168,228	$64,384

Income (loss) per common share:
Basic	$(2.24)	$2.08	$0.87

Diluted	$(2.24)	$2.00	$0.81

Weighted average common shares:
Basic	82,767,540	80,759,077	74,598,400

Diluted	82,767,540	84,194,883	80,170,512

See notes to consolidated financial statements.

CROCS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(In Thousands)

	Common Stock		Treasury Stock					Accummulated Other Comprehensive Income
					Additional Paid in Capital	Deferred Compensation	Retained Earnings		Total Stock- Holders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2005	34,898	$34	—	$—	$13,959	$(12,364)	$16,697	$588	$18,914
Issuance of common stock in connection with initial public offering, net of offering costs	9,900	10	—	—	94,445	—	—	—	94,455
Conversion of redeemable convertible preferred shares to common shares	31,726	32	—	—	7,268	—	—	—	7,300
Adjustment for adoption of SFAS 123R (note 5)	—	—	—	—	(1,442)	1,442	—	—	—
Amortization of stock compensation	—	—	—	—	6,233	4,022	—	—	10,255
Exercises of stock options and vesting of share-based awards	2,158	3	—	—	2,281	—	—	—	2,284
Forfeitures	—	—	—	—	(1,198)	1,198	—	—	—
Excess tax benefit on share-based compensation	—	—	—	—	10,248	—	—	—	10,248
Accrued preferred dividend	—	—	—	—	—	—	(33)	—	(33)
Net income	—	—	—	—	—	—	64,417	—	64,417	$64,417
Foreign currency translation	—	—	—	—	—	—	—	418	418	418

Total comprehensive income										$64,835

BALANCE—December 31, 2006	78,682	$79	—	$—	$131,794	$(5,702)	$81,081	$1,006	$208,258
Amortization of stock compensation	—	—	—	—	18,578	3,105	—	—	21,683
Excess tax benefit stock based compensation	—	—	—	—	43,216	—	—	—	43,216
Exercises of stock options and vesting of share-based awards	4,040	4	—	—	18,543	—	—	—	18,547
Forfeitures	—	—	—	—	(195)	195	—	—	—
Treasury Stock	(524)	—	524	(25,022)	—	—	—	—	(25,022)
Net income	—	—	—	—	—	—	168,228	—	168,228	$168,228
Foreign currency translation	—	—	—	—	—	—	—	9,203	9,203	9,203

Total comprehensive income										$177,431

BALANCE—December 31, 2007	82,198	$83	524	$(25,022)	$211,936	$(2,402)	$249,309	$10,209	$444,113
Amortization of stock compensation	—	—	—	—	16,951	1,388	—	—	18,339
Excess tax benefit stock based compensation	—	—	—	—	—	—	—	—	—
Exercises of stock options and vesting of share-based awards	821	1	—	—	3,281	637	—	—	3,919
Forfeitures	—	—	—	—	(131)	131	—	—	—
Treasury Stock	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(185,076)	—	(185,076)	$(185,076)
Foreign currency translation	—	—	—	—	—	—	—	5,868	5,868	5,868

Total comprehensive loss										$(179,208)

BALANCE—December 31, 2008	83,019	$84	524	$(25,022)	$232,037	$(246)	$64,233	$16,077	$287,163

CROCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(185,076)	$168,228	$64,417
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,450	20,949	8,053
Loss on disposal of fixed assets	633	199	137
Unrealized loss (gain) on foreign exchange rates	21,570	(8,583)	—
Deferred income taxes	(5,429)	(14,866)	(2,037)
Goodwill impairment	23,837	—	—
Asset impairment	21,927	—	—
Inventory write-down charges	76,258	1,829	588
Loss on purchase commitments	4,200	—	—
Bad debt expense	3,153	4,671	1,719
Share based compensation	18,976	21,683	10,255
Excess tax benefit on share-based compensation	—	(43,216)	(10,248)
Changes in operating assets and liabilities—net of effect of acquired businesses:
Accounts receivable	111,318	(83,948)	(45,702)
Inventories	18,239	(153,419)	(55,548)
Prepaid expenses and other assets	(4,342)	(10,912)	(13,049)
Accounts payable	(60,168)	27,149	19,959
Accrued expenses and other liabilities	13,951	79,174	33,799
Income taxes receivable	(23,634)	—	—

Cash provided by operating activities	72,863	8,938	12,343

Cash flows from investing activities:
Purchases of short-term investments	—	(64,880)	(52,600)
Sales of short-term investments	—	87,205	30,275
Cash paid for purchases of property and equipment	(55,559)	(57,379)	(23,828)
Proceeds from disposal of property and equipment	2,383	—	155
Cash paid for intangible assets	(10,659)	(16,525)	(5,216)
Restricted cash	(1,624)	1,753	(2,890)
Acquisition of businesses, net of cash acquired	(7,977)	(12,391)	(15,399)

Cash used in investing activities	(73,436)	(62,217)	(69,503)

Cash flows from financing activities:
Proceeds from note payable, net	76,024	7,000	1,808
Repayment of note payable and capital lease obligations	(60,707)	(541)	(14,072)
Proceeds from initial public offering, net of offering costs	—	—	94,454
Payment of preferred dividends	—	—	(171)
Excess tax benefit on share-based compensation	—	43,216	10,248
Exercise of stock options	3,283	18,547	2,284
Purchase of Treasury Stock	—	(25,022)	—

Cash provided by financing activities	18,600	43,200	94,551

Effect of exchange rate changes on cash	(2,697)	3,758	478

Net (decrease) increase in cash and cash equivalents	15,330	(6,321)	37,869
Cash and cash equivalents—beginning of year	36,335	42,656	4,787

Cash and cash equivalents—end of year	$51,665	$36,335	$42,656

Supplemental disclosure of cash flow information—cash paid during the year for:
Interest	1,581	$44	$353

Income taxes	16,367	$19,991	$24,789

Supplemental disclosure of non-cash, investing, and financing activities:
In conjunction with the acquisitions made, liabilities were assumed as follows:
Fair value of assets acquired	—	$7,074	$21,566
Cash paid	—	5,093	15,399

Liabilities assumed	—	$1,981	$6,167

Accrued acquisitions purchase price	—	3,429	2,890

Assets acquired under capitalized leases	—	—	$282

Accrued purchases of property and equipment and intangibles	$12,596	$11,165	$1,011

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

        The Company's wholly owned subsidiary, Crocs Canada, Inc. ("Crocs Canada"), formerly known as Foam Creations, Inc., and Finproject N.A. Inc., located in Quebec, Canada, designed, developed, and manufactured consumer products from specialty resins since 1995. In 2000, Crocs Canada completed the formulation of, and began manufacturing, a footwear model made from the proprietary closed-cell resin the Company currently uses in its footwear product line, which it refers to as Croslite. In 2002, the Company established a business relationship with Crocs Canada to distribute footwear in the U.S. In October 2002, the Company modified and improved the design of the footwear and began marketing and distributing it under the Crocs brand in the U.S. In June 2004, Crocs, Inc. acquired Crocs Canada, including its manufacturing operations, product lines and rights to the trade secrets for Croslite.

        In October 2006, the Company acquired Fury Hockey Inc., formerly 55 Hockey Products Inc. ("Fury"), and EXO Italia ("EXO") as part of the Company's effort to expand into new markets and expand the Company's internal design capabilities. Fury produced and distributed hockey, soccer and lacrosse equipment for adults and children. In June 2008, the Company decided to liquidate Fury after efforts to sell the entity were unsuccessful. EXO, headquartered in Padova, Italy, designs and develops EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry. Since 1993, EXO has worked with several leading branded consumer companies to produce high quality EVA based footwear for the global marketplace.

        In December 2006, the Company acquired Jibbitz, LLC ("Jibbitz"), a unique accessory brand with colorful snap-on charms specifically suited for Crocs shoes. Today, over 1,800 Jibbitz designs are available to consumers for personalizing and customizing their Crocs footwear.

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

        In July 2007, the Company acquired all of the assets of Bite, LLC ("Bite"), an adventure driven designer and manufacturer of comfortable and supportive performance shoes and sports sandals sold worldwide in five categories, including, golf, adventure, healthy lifestyle, travel and water sports. In 2008, the Company decided to discontinue the Bite line.

        In April 2008, the Company acquired substantially all of the assets of Tidal Trade, Inc. ("Tidal Trade"), the Company's third party distributor in South Africa. As part of the acquisition, the Company repurchased inventory previously sold to Tidal Trade.

        In April 2008, the Company acquired substantially all of the assets of Tagger International B.V. ("Tagger"), a private limited liability company incorporated under the laws of the Netherlands that manufactures messenger bags. Tagger was partially operated by the Managing Director of Crocs Europe B.V. The Company acquired all of the assets of Tagger.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FORMATION AND BUSINESS OF THE COMPANY (Continued)

Going Concern

        From its inception through the year ended December 31, 2007, the Company experienced rapid revenue growth and had difficulty meeting demand for its footwear products. During this period, the Company significantly increased production capacity, warehouse space and inventory in an effort to meet demand. This pattern changed in 2008. During the three months ended March 31, 2008 revenue growth moderated and during the three months ended June 30, 2008 revenues declined compared to 2007. This trend continued and accelerated during the remainder of 2008. The Company's total revenues declined during the year ended December 31, 2008 on a 24.7% decline in the total number of footwear units sold compared to the previous year, which was attributable in large part to deteriorating global economic conditions, lessened demand for the Company's products and difficulty marketing the Company's expanded product line. Due to the decline in revenues, the Company incurred various one-time cash and non-cash restructuring and impairment costs as the Company took steps to right-size our production and distribution capacity. The Company incurred losses of $185.1 million in the year ended December 31, 2008 and the Company expects to incur additional operating losses during the quarter ended March 31, 2009 as year-over-year revenue declines continue to occur and we may incur additional losses through 2009.

        Continued declines in revenues could have a material adverse effect on the Company's operating results, cash flow and its ability to raise capital. The Company cannot fully anticipate future conditions given the substantial uncertainties in the credit markets and the economy in general. The Company may have unexpected costs and liabilities including costs related to further restructuring and right-sizing should that be necessary; revenue and cash provided by operations may decline; economic conditions may continue to weaken; and competitive pressures may increase, resulting in difficulty maintaining liquidity. Due to recent turmoil in the credit markets and the continued decline in the economy, the Company may not be able to obtain additional financing on terms that are acceptable to the Company or at all.

        At December 31, 2008, the Company had $51.6 million in cash and cash equivalents. The Company has $22.4 million in borrowings outstanding under its Revolving Credit Facility which has no further available borrowings. On February 13, 2009, the Company entered into Amendment No. 9 to the Revolving Credit Facility, extending the maturity date on this facility to April 2, 2009, at which time the Company will be required to pay all amounts then outstanding. Prior to April 2, 2009, the Company is required to make five installment payments of $0.2 million each on dates agreed upon by the Company and Union Bank of California, N.A.

        The Company is currently in discussions to obtain an asset backed credit facility to replace the existing Revolving Credit Facility. The time period required to procure a new asset backed credit facility may extend beyond the maturity date of its current Revolving Credit Facility requiring the Company to seek an extension of that maturity date with its current lenders. The Company is also exploring other means of raising capital including equity financing. There can be no assurance that the Company will be able to secure additional debt or equity financing or receive an extension of the current Revolving Credit Facility by or before the date of maturity of the Revolving Credit Facility and, accordingly, the Company's liquidity and ability to timely pay its obligations when due could be adversely affected.

        Additionally, the Company is currently evaluating its operating plans for 2009 and considering certain restructuring and right-sizing activities to address the potential for continued decreases in

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FORMATION AND BUSINESS OF THE COMPANY (Continued)

revenues. The Company's ability to continue as a going concern is dependent upon achieving a cost structure which supports the levels of revenues the Company is able to achieve. The ability of the Company to return to profitability is dependent on the timely completion of these activities and there can be no assurance that any actions taken by the Company will result in a return to profitability.

        The accompanying consolidated financial statements for the year ended December 31, 2008 were prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As discussed in the previous paragraphs, the Company faces various uncertainties that raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Consolidation—The consolidated financial statements include the accounts of Crocs, Inc. and all of its subsidiaries. All of the Company's subsidiaries are 100% operated except for Crocs India Private Limited. The minority interest in this subsidiary is immaterial and are included in Other (income) expenses—net on the Company's consolidated statements of income and in Other liabilities on the Company's consolidated balance sheets. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements include the accounts of the Company and all entities that are wholly-operated by the Company, variable interest entities for which the Company is the primary beneficiary, and entities that are not variable interest entities but are voting-controlled subsidiaries of the Company.

        Management Estimates—The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, ("GAAP"). These accounting principles require management of the Company to make certain estimates, judgments and assumptions. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, returns and discounts, impairment assessments and charges, recoverability of assets, including deferred tax assets, uncertain tax positions, share-based compensation expense, fair value of acquired intangibles, assessment of lower of cost or market on inventory, useful lives assigned to long-lived assets, depreciation and provisions for contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Management also makes estimates in our assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 18—Legal Proceedings. Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

        Effective January 1, 2007, for matters related to income taxes, the Company applies Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). See Note 13—Income Taxes for further discussion.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Concentration of Risk—The Company's cash and cash equivalents are maintained in several different financial institutions in amounts that typically exceed U.S. federally insured limits or in financial institutions in international jurisdictions where insurance is not provided. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

        The Company considers its concentration risk related to accounts receivable to be mitigated by the Company's credit policy, the insignificance of outstanding balances owed by each individual customer at any point in time and the geographic dispersion of these customers.

        The Company relies on both internal and external manufacturers for its products. Establishing a replacement source for the Company's product offerings could require significant additional time and expense.

        Variable Interest Entities—According to Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), Variable Interest Entities ("VIEs") lack one or more of the characteristics of a voting interest entity as described above. FIN 46R provides that a controlling financial interest in an entity is present when an entity has one or more variable interests that are expected to absorb a majority of the entity's expected losses, receive a majority of the entity's residual returns, or both. The entity that is determined to be the primary beneficiary holds the controlling financial interest and is required to consolidate the VIE. Accordingly, the Company consolidates VIEs in which the Company is deemed to be the primary beneficiary.

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

        Cash and Cash Equivalents—Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at date of purchase. The Company considers receivables from credit card companies to be cash equivalents, if received within five days. The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents approximate fair value due to the short maturities.

        Restricted Cash—Restricted cash represents cash commitments related to building and lease deposits. The classification of restricted cash on the consolidated balance sheet as current or noncurrent is dependent on the duration of the restriction and the purpose for which the restriction exists.

        Accounts Receivable—Accounts receivable represent amounts due from customers. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, are not collateralized and do not bear interest. The Company uses its best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant one-time events and historical write-off experience. Specific provisions are recorded for individual receivables when we become aware of a customer's inability to meet its financial obligations.

        Inventories—Raw materials and supplies are valued at the lower of cost, replacement cost, or net realizable value. Work in process and finished goods are valued at the lower of cost or net realizable

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value. Cost is determined on the first in, first out basis. The cost of work in process and finished goods consists of the cost of raw materials and an applicable share of the cost of labor and manufacturing overhead. See Note 3—Inventories for a discussion of inventory write-down charges recorded in 2008.

        Property and Equipment—Depreciation of machinery and equipment is computed using the straight-line method based on estimated useful lives ranging from three to five years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. See Note 4—Property and Equipment for further discussion.

        Impairment of Long-Lived Assets—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144"), the Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset, including property and equipment and finite-lived intangible assets, may be impaired. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. See Note 4—Property and Equipment and Note 5—Goodwill and Intangibles for impairment charges recorded in 2008. There were no impairments recorded during 2007 or 2006.

        Intangible Assets Finite-Lived—SFAS 142, requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS 144. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from five to ten years. Intangible assets are comprised of capitalized software, core technology, customer relationships, a non-competition agreement entered into in connection with the acquisition of assets in Mexico, and capitalized costs related to pending patents that the Company is pursuing related to its technology. Patents are amortized on approval of the patent registration application over their estimated useful lives. See Note 5—Goodwill and Intangible Assets for discussion of impairment charges recorded in 2008. There was no impairment of finite-lived intangible assets at December 31, 2007.

        Capitalized Software—The Company capitalizes certain internal and external software acquisition and development costs that benefit future years in accordance with Standards of Practice ("SOPs") SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Internal-use capitalized software costs are amortized over their expected useful life, which is generally seven years. The Company capitalizes certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the application development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including but not limited to, estimated economic life and changes in software and hardware technology. See Note 5—Goodwill and Intangibles Assets for further discussion.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Goodwill—In accordance with SFAS 142, Goodwill and Other Intangible Assets, ("SFAS 142"), goodwill represents the excess purchase price paid over the fair value of assets acquired and liabilities assumed in acquisitions. The Company assesses goodwill for impairment annually on the last day of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. See Note 5-Goodwill and Intangible Assets for discussion of impairment charges recorded in 2008. There was no impairment of goodwill at December 31, 2007.

        Earnings per Share—Basic earnings (loss) per common share ("EPS") is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from diluted EPS.

        On May 2, 2007, the Board of Directors of the Company declared a two-for-one stock split of the Company's common shares, which was effected in the form of a 100% common stock dividend distributed on June 14, 2007 to stockholders of record on May 31, 2007. All references to share and per share amounts in the consolidated financial statements and in these notes to the consolidated financial statements have been retroactively restated to reflect the two-for-one stock split.

        Recognition of Revenues—Revenues are recognized when the customer takes title and assumes risk of loss, collection of related receivables is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns, allowances and discounts are recognized as a reduction of the related revenue when it is recorded.

        Shipping and Handling Costs—Shipping and handling costs are expensed as incurred and included in cost of sales. Freight billed to customers is included in revenues.

        Share-Based Compensation—The Company grants restricted stock and stock option grants to employees and non-employees with vesting schedules of varying lengths. Typically, these grants range from immediate vesting to vesting periods of up to four years. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS 123R"), which establishes accounting guidelines for share-based awards exchanged for employee services, using the prospective method for option grants and restricted stock issued prior to August 15, 2005, the date on which the Company filed its initial Registration Statement on Form S-1, and the modified prospective method for option grants issued after August 15, 2005. The Company was required to adopt the prospective method for grants prior to August 15, 2005 as the Company had elected to value employee grants using the minimum value method under SFAS No. 123, Accounting for Share-based Compensation ("SFAS 123"). For option grants and restricted stock accounted for under the prospective method, the Company will continue to account for the grants under the intrinsic value-based method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25"), and the related interpretations in accounting for employee stock options. Therefore, the Company does not record any compensation expense for stock options granted to employees prior to August 15, 2005 if the exercise price equaled the fair market value of the stock option on the date of grant, and the exercise price, number of shares eligible for issuance under the options and vesting periods were fixed.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Compensation expense is recognized over the vesting term for employees and non-employees on a straight-line basis. Deferred compensation represents the unvested portion of employee grants made prior to August 15, 2005 and is recorded as a reduction of equity. The fair value of employee grants is fixed at date of grant, or the measurement date, if later, while grants to non-employees are remeasured to fair value at each reporting period until vesting occurs. The related compensation expense is recognized over the vesting period. See Note 10-Equity for further discussion.

        Advertising—Advertising costs are expensed as incurred and production costs are generally expensed when the advertising is first run. Advertising expenses were $16.8 million, $5.5 million, and $1.2 million for the years ended December 31, 2008, 2007, and 2006, respectively and are included in selling, general, and administrative expenses.

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses amounted to $6.4 million, $5.3 million, and $1.8 million for the years ended December 31, 2008, 2007, and 2006, respectively, and are included in selling, general, and administrative expenses.

        Foreign Currency Translation and Foreign Currency Transactions—The U.S. dollar is the Company's reporting currency. Assets and liabilities of foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity. Gains and losses generated by transactions denominated in foreign currencies are recorded in selling, general and administrative expense in the period in which they occur.

        Net realized gains and losses on foreign currency transactions was a $3.9 million loss for the year ended December 31, 2008, a $1.5 million gain for the year ended December 31, 2007 and a $747,000 loss for the year ended December 31, 2006. Net unrealized gains and losses on foreign currency transactions was a $21.6 million loss for 2008, a $8.6 million gain for 2007 and immaterial for the year ended December 31, 2006.

        Derivative Foreign Currency Contracts—The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates. During the year ended December 31, 2007, the Company used derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific assets and liabilities on the balance sheet, specific firm commitments or forecasted transactions. The Company has entered into forward exchange contracts to hedge certain portions of future cash flows denominated in foreign currencies. These contracts were not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The futures contracts were marked to market and gains and losses were recognized in earnings. The net realized gains and losses for these contracts were not material for the years ended December 31, 2008, 2007 and 2006. The Company has no unsettled derivative contracts as of December 31, 2008.

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

        Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The adoption of FIN 48 did not have a material impact on the Company's consolidated balance sheet, statement of operations or cash flows. See Note 13—Income Taxes for further details.

        Reclassifications—The Company reclassified inventory write-down charges in the statement of cash flows from changes in inventories to non-cash adjustments within operating activities. These write-down charges were previously included within changes in inventories because they were immaterial. There was no change to operating cash flows as a result of this reclassification. The Company reclassified bad debt expense in the statement of cash flows from changes in operating assets and liabilities to non-cash adjustments within operating activities. These charges were previously included within changes in accounts receivable because they were immaterial. There was no change to the operating cash flows as a result of these reclassifications.

        Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS 157 beginning January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 1411(R)"), which amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for the Company's fiscal year beginning January 1, 2009. The Company is currently evaluating the impact this new standard will have on its consolidated financial statements, but does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosures to provide transparency to these activities and their effects on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the Company's fiscal year beginning January 1, 2009. The Company is currently evaluating the impact this new standard will have on its consolidated statements but does not expect that the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

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

        In December, 2008, the FASB issued FASB Staff Positions ("FSP") FIN 46(R)-8, Interests in Variable Interest Entities and FSP FAS 140-4, Disclosures about Transfers of Financial Assets, which will increase disclosure requirements for public reporting companies for reporting periods that end after December 15, 2008. This FSP amends SFAS 140, Disclosures about Transfers of Financial Assets, to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The Company adopted the requirements of FSP FAS 140-4 and FSP FIN 46(R) beginning January 1, 2008. The adoption of FSP FAS 140-4 and FSP FIN 46(R) did not have a material impact on the Company's consolidated financial statements.

3. INVENTORIES

        Inventories by major classification are as follows (in thousands):

	December 31,
	2008	2007
Finished goods	$126,078	$224,658
Work-in-progress	184	3,346
Raw materials	16,943	20,387

	$143,205	$248,391

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVENTORIES (Continued)

        In the year ended December 31, 2008, the Company recorded approximately $76.3 million of inventory write-down charges and an additional $4.2 million in charges related to losses on future purchase commitments for inventory with a market value lower than cost, of which $2.1 million was included as an accrued expense, as of December 31, 2008. These charges are reported in the cost of sales line item in the consolidated statement of operations for the year ended December 31, 2008.

4. PROPERTY AND EQUIPMENT

        Property and equipment includes the following (in thousands):

	December 31,
	2008	2007
Machinery and equipment	$108,552	$103,049
Leasehold improvements	32,771	12,322

Subtotal	141,323	115,371
Less accumulated depreciation and amortization	(45,431)	(27,187)

	$95,892	$88,184

        Depreciation expense of $30.7 million, $17.0 million and $6.2 million was recorded for the years ended December 31, 2008, 2007 and 2006, respectively. As the Company translates the ending fixed assets and accumulated depreciation balances utilizing the balance sheet exchange rate and records depreciation expense using the weighted average of exchange rates for the applicable period, a difference between the recorded depreciation expense and the change in accumulated depreciation exists. Certain equipment held under capital leases in the amounts of $9,000 and $116,000 at December 31, 2008 and 2007, respectively, are classified as equipment and amortized using the straight-line method over the lease term. Amortization of assets under capitalized leases is included in depreciation expense.

        During the year ended December 31, 2008, the Company recognized an impairment charge of $20.9 million on fixed assets, primarily related to equipment and shoe molds. Management evaluated the production capacity at Company-operated facilities compared with demand projections and capacity requirements and made the decision to abandon certain manufacturing equipment that represented excess capacity. The impairment charge on molds relates primarily to shoe styles that the Company either no longer intends to manufacture or to styles for which the Company has more molds on hand than is necessary to meet projected demand. These charges are recorded in the impairment charges line item of the consolidated statement of operations for the year ended December 31, 2008.

5. GOODWILL AND INTANGIBLE ASSETS

  Goodwill

        The Company's goodwill balance of $23.8 million as of December 31, 2007, was primarily related to the acquisitions of Ocean Minded and Bite in 2007, Jibbitz and Fury in 2006, and Crocs Canada in 2004.

        The goodwill balance of Fury in the amount of $1.0 million was written off in the three months ended March 31, 2008 prior to its liquidation in June 2008.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        During the three months ended September 30, 2008, the Company's stock price declined substantially, which represented a triggering event for potential goodwill impairment. Accordingly, at September 30, 2008, the Company performed an interim goodwill impairment evaluation. Goodwill and intangible assets with indefinite lives must be tested for impairment at least once a year or more frequently if management believes indicators of impairment exist. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value.

        Management reviewed the results of the preliminary analysis and concluded that the entire $22.8 million balance of the Company's goodwill was impaired at September 30, 2008. Management reviewed the results of the final analysis completed during the fourth quarter of 2008 and concluded that the provisional impairment adjustment recorded at September 30, 2008 should not be revised and that the Company's goodwill was fully impaired as of December 31, 2008, the Company's annual goodwill impairment evaluation date.

        The following table summarizes the activity in the Company's goodwill account during the years ended December 31, 2008 and 2007 (in thousands):

Balance at January 1, 2007	$11,552
Bite acquisition	530
Ocean Minded acquisition	953
Jibbitz earn out	10,191
Foreign currency translation adjustment	533

Balance at December 31, 2007	23,759
Less: Goodwill impairment charges	(23,867)
Impact of foreign currency translation	108

Balance at December 31, 2008	$—

  Intangible Assets

        In June 2008, the Company decided to liquidate Fury after efforts to sell the entity were unsuccessful. As a result, the Company wrote off $0.3 million related to the remaining customer relationships intangible asset and trademarks.

        As a result of the Company's evaluation of indefinite lived intangible assets, the Jibbitz trade name, with a book value of approximately $0.2 million, and patents the Company no longer intends to utilize, with a book value of approximately $0.6 million, were fully impaired.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table summarizes the Company's identifiable intangible assets at December 31, 2008 and 2007 (in thousands):

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Patents and trademarks	$8,190	$694	$7,496	$4,344	$201	$4,143
Customer relationships	6,075	3,685	2,390	5,437	2,437	3,000
Core technology	4,001	3,602	399	4,931	3,455	1,476
Non-competition agreement	636	466	170	636	339	297
Capitalized software	35,309	4,872	30,437	24,177	1,612	22,565

Total finite lived assets	54,211	13,319	40,892	39,525	8,044	31,481
Indefinite lived intangible assets:
Jibbitz trade name	—	—	—	153	—	153

Total	$54,211	$13,319	$40,892	$39,678	$8,044	$31,634

        Intangible assets that are determined to have finite lives are amortized over their useful lives on a straight-line basis for patents, core technology, non-competition agreement and capitalized software. Customer relationships are amortized on a straight-line basis or an accelerated basis. Amortization expense of intangible assets with finite lives, which is included in selling, general and administrative expense, was $5.6 million, $4.1 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. For amortizable intangible assets denominated in a foreign currency, the Company translates the ending asset and accumulated amortization at the balance sheet rate and records amortization expense using the weighted average rate of exchange for the applicable period. A difference between the recorded amortization expense and the change in accumulated amortization exists. Below are the weighted average amortization period by major intangible asset class and the total weighted average amortization period for the Company as of December 31, 2008.

Intangible Asset Class	Weighted Average Amortization Period
Patents	10 years
Customer Relationships	7 years
Core Technology	7 years
Non-competition Agreement	5 years
Capitalized Software	7 years

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future annual amortization of intangible assets is as follows (in thousands):

Fiscal years ending December 31,	Amortization
2009	$7,014
2010	6,898
2011	6,592
2012	6,337
2013	5,937
Thereafter	8,114

Total	$40,892

6. ACQUISITIONS

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

        On April 2, 2008, the Company acquired substantially all of the assets of Tagger, a private limited liability company incorporated under the laws of the Netherlands that manufactures messenger bags. Tagger was partially operated by the Managing Director of Crocs Europe B.V. The Company acquired all of the assets of Tagger for $2.0 million, of which approximately $90,000 was assigned to inventory and the remaining $1.9 million was assigned to the value of the Tagger trademark on the date of acquisition.

        On January 31, 2007, the Company acquired substantially all of the assets of Ocean Minded for $1.75 million in cash, plus a potential earn-out of up to $3.75 million based on Ocean Minded achieving certain earnings targets over a three year period. The Company recorded $600,000 in customer relationships and other identifiable intangible assets and $1.0 million in goodwill on the date of acquisition.

        On June 26, 2007, the Company amended the membership interest purchase agreement ("Purchase Agreement") with Jibbitz to amend the terms of the potential earn-out consideration included in the Purchase Agreement. The amendment replaced the earnings targets for payment of the earn-out with absolute rights to receive $3.5 million payable on the effective date of the amended Purchase Agreement and the remaining $6.5 million payable in equal monthly installments of $0.5 million due on the first business day of each of the 13 months following the effective date of the amended Purchase Agreement. The Company recorded the additional $9.8 million, net of discounting on future payments, to goodwill in the second quarter of 2007 as an additional cost of the acquisition.

        On July 27, 2007, the Company acquired all of the assets of Bite for $1.75 million in cash and the assumption of $1.3 million in debt, plus a potential earnout of up to $1.75 million based on Bite achieving certain earnings targets over a three year period. The Company recorded $512,000 in customer relationships and other identifiable intangible assets and $530,000 in goodwill on the date of acquisition for Bite.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. ACQUISITIONS (Continued)

        In October 2006, the Company acquired Fury, and EXO. In June 2008, the Company decided to liquidate Fury after efforts to sell the entity were unsuccessful.

        See Note 5—Goodwill and Intangible Assets for further discussion of impairment of goodwill and intangible assets originally recorded in connection with the aforementioned acquisitions.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other liabilities include the following (in thousands):

	December 31,
	2008	2007
Accrued compensation and benefits	$10,178	$22,416
Fulfillment and freight and duties	7,832	4,065
Professional services	4,340	5,625
Sales/Use tax payable	3,577	2,573
Accrued loss on purchase commitments	2,102	—
Pforce inventory buyback	5,260	—
Accrued purchase price related to Acquisitions	150	3,429
Other	16,637	19,138

	$50,076	$57,246

8. RESTRUCTURING ACTIVITIES

        During the year ended December 31, 2008, the Company announced its decision to restructure its operations. This decision included the closure of its Canadian and Brazilian manufacturing facilities and the consolidation of Canadian distribution activities into other existing North American operations. The Company has established reserves to cover future known obligations related to the closure of the Canadian and Brazilian manufacturing operations and the move of the Canadian distribution operations.

        Reserves are included in the line items accrued restructuring and long-term restructuring in the Company's consolidated balance sheets and are recorded under the line items restructuring charges and cost of sales on the Company's consolidated statement of operations.

        Reserves at December 31, 2008, were $2.4 million, consisting of $0.7 million of accrued termination benefits, $1.5 million of rent obligations for leased facilities, net of expected sublease income, and $0.2 million of contract termination fees and termination benefits accounted for in accordance with SFAS 112, Employers' Accounting for Post Employment Benefits—an amendment of FASB Statements No. 5 and 43, and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

        During 2008, the Company sold assets relating to the Company's Canadian manufacturing operations for a net gain of approximately $779,000. The gain on disposal of assets is recorded in the selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2008. There were no assets held for sale as of December 31, 2008 or December 31, 2007.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. RESTRUCTURING ACTIVITIES (Continued)

        The Company recorded $7.7 million and $0.8 million of expenses associated with the closure of the Canadian facilities and Brazilian facilities, respectively, in the year ended December 31, 2008. The expenses consisted of the following:

              (i)  termination benefits of $3.8 million and $0.7 million for Canada and Brazil, respectively;

             (ii)  rent obligations for leased facilities, net of expected sublease income of $1.8 million and $0.1 million for Canada and Brazil, respectively; and

            (iii)  early termination costs for operating leases, cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to facilities in the United States and Mexico of $2.1 million, of which $0.9 million was recorded in cost of sales.

        The following table details the changes in the restructuring accruals during the year ended December 31, 2008 (in thousands):

Description	Year Ended December 31, 2007	Additions	Cash Payments	Adjustments	Year Ended December 31, 2008
Termination benefits	$—	$4,525	$(3,849)	$—	$676
Operating lease exit costs	—	1,853	(365)	—	$1,488
Other restructuring costs(1)	—	2,126	(1,892)	—	234

	$—	$8,504	(6,106)	$—	$2,398

(1)
Other restructuring costs include early termination costs for operating leases, cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to the other Company facilities.

9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

        Notes payable and capital lease obligations consist of the following (in thousands):

	December 31,
	2008	2007
Revolving credit facility	$22,422	$7,000
Capital lease obligations	9	116
Long-term portion of capital lease obligations	—	(9)

Total notes payable and capital lease obligations	$22,431	$7,107

  Notes Payable

        On May 8, 2007, the Company entered into the Revolving Credit Facility, which initially consisted of a $15.0 million revolving loan facility. Borrowings under the Revolving Credit Facility are unsecured and initially bore an interest rate based, at the option of the Company, on (i) a base rate defined as the higher of the Fed Funds rate less 0.50%, or the rate of interest most recently announced by the lender, or (ii) the Libor rate plus 0.875%.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS (Continued)

        On November 21, 2007, the Company amended the Revolving Credit Facility, increasing the available borrowing amount to $25.0 million. Under the amended Revolving Credit Facility, the Company was required to satisfy specified financial covenants, such as a minimum level of consolidated EBITDA, minimum net worth requirement and a minimum adjusted quick ratio.

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

        On August 7, 2008, the Company entered into a fourth amendment of the Revolving Credit Facility to decrease the borrowing amount to $40.0 million. As part of this amendment, the borrowing amount further decreased to $30.0 million as of October 1, 2008, and the maturity date was extended to December 31, 2008. Borrowings under the Revolving Credit Facility were unsecured and bore an interest rate based, at the option of the Company, on (i) a base rate defined as the Bank's LIBOR rate plus 3.0%, or (ii) 1.0% in excess of the Reference Rate. In addition, terms of specified financial covenants were modified.

        On November 17, 2008, the Company entered into a fifth amendment of the Revolving Credit Facility. The amendment removed all financial covenants in the Revolving Credit Facility as of September 30, 2008. In addition, the amendment limited the available borrowings to $19.8 million plus an outstanding $2.6 million letter of credit, subject to the total outstanding amount not being in excess of the "borrowing base," defined as the sum of 70% of the Company's U.S. receivables plus 40% of the Company's U.S. inventories. If at any time the amount outstanding is in excess of the borrowing base, the Company must pay down the loan to the borrowing base. Any amounts repaid on the Revolving Credit Facility cannot be borrowed again. The amendment also required that the Company pay a fee of $112,000 to Union Bank. On December 1, 2008, the Company entered into a sixth amendment of the Revolving Credit Facility. The sixth amendment modified the Revolving Credit Facility by reducing the committed loan amount to $22.4 million, eliminating loan advances and requiring that all principal and interest be repaid no later than December 31, 2008.

        On December 19, 2008 and January 27, 2009, the Company entered into the seventh and eighth amendments, respectively, of the Revolving Credit Facility. The seventh amendment modifies the Revolving Credit Facility by extending the maturity date to February 16, 2009. The seventh amendment, also limited to borrowings of $22.4 million, modified the interest rate on the loan to 9% above the bank's reference rate and required the Company to perform certain non-financial covenants and pay certain fees. The Bank's Reference rate as of December 31, 2008 was 3.25%, which generated a total modified interest rate of 12.25%. This amendment does not allow for new borrowings. The eighth amendment did not amend any material terms.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS (Continued)

        In connection with the seventh amendment, the Company entered into an Intellectual Property Security Agreement ("the IP Security Agreement") in favor of the bank. Pursuant to the IP Security Agreement, the Company pledged to the bank substantially all of the Company's intellectual property. The IP Security Agreement specifies that the collateral includes all after-acquired assets, damage claims, license fees, royalties and all proceeds and products generated from these assets.

        On February 13, 2009, the Company entered into Amendment No. 9 to the Loan Agreement, extending the maturity date on this facility to April 2, 2009, at which time the Company will be required to pay all amounts then outstanding. Until April 2, 2009, the Company is required to make five installment payments of $0.2 million each on dates agreed upon by the Company and Union Bank of California, N.A. The Company is currently exploring alternatives for a new borrowing arrangement or an extension of the existing credit facility and may seek other sources of capital for ongoing needs. There can be no assurance that any such lending arrangement of capital will be available on terms acceptable to the Company or at all.

10. EQUITY

        On November 1, 2007, the Company's board of directors approved an authorization to repurchase up to one million shares of its common stock. On April 14, 2008 , the board of directors also approved an additional authorization to repurchase an additional 5,000,000 shares of our common stock. Share repurchases under these authorizations may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase authorizations do not have an expiration date and do not obligate the Company to acquire any particular amount of shares of its common stock. The repurchase authorizations may be modified, suspended or discontinued at any time. On November 7, 2007, the Company repurchased approximately 524,000 shares for a total of approximately $25.0 million.

  Share-Based Compensation

        Under the modified prospective method, compensation expense recognized in the year ended December 31, 2008, includes: (i) compensation expense of all share-based payments granted after August 15, 2005 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and (ii) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been retrospectively adjusted. The Company records compensation expense related to non-employees under the provisions of SFAS 123R and Emerging Issues Task Force EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services ("EITF 96-18"), and recognizes compensation expense over the vesting periods of such awards. Total pre-tax share-based compensation expense recognized was $19.0, $21.7 million, and $10.3 million for the years ended December 31, 2008, 2007, and 2006. Due to our loss position in the year ended December 31, 2008, the Company did not recognize any associated tax benefits. Associated tax benefits in the years ended December 31, 2007 and 2006 were approximately $6.4 million and $3.8 million, respectively. Capitalization of the stock based compensation into inventory and intangibles as part of the overhead allocation was $150,000 and $49,000, respectively, for 2008 and $ 3.3 million and $160,000, respectively, for 2007.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY (Continued)

        SFAS 123R also required the Company to change the classification of any excess tax benefits realized on the exercise of stock options or issuance of restricted stock unit awards in excess of that which is associated with the expense recognized for financial reporting purposes in its consolidated statement of cash flows. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in the consolidated statement of cash flows.

        The Company has computed the fair value of options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rate, volatility, expected dividend yield rate, and expected option term. Changes to the assumptions could cause significant adjustments to the valuation. For options granted before August 15, 2005, expected volatility was not considered for employee grants as the Company was a non-public entity at the grant date of these options. For stock option grants issued after the filing of the Company's initial Registration Statement on Form S-1 on August 15, 2005, the minimum value method is no longer used and the Company used a volatility rate of 50% and began to include estimated forfeiture rates. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of the underlying shares of common stock as well as the historical volatility of comparable companies. The Company factored in historical forfeiture rates, expected future retention rates, and vesting periods of the options to determine the average expected term. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant. Accordingly, the Company has computed the fair values of all options granted during the years ended December 31, 2008, 2007 and in 2006 using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected volatility	50%	50%	50%
Dividend yield	—	—	—
Risk-free interest rate	2.81%	4.58%	4.71%
Expected life (in years)	4.59	5.0	5.0

        Because the Company applied the minimum value method of valuing employee stock options prior to becoming a public company, as allowed by SFAS 123, the Company is precluded from presenting pro forma historical statement of operations information under SFAS 123R.

  Equity Incentive Plans

        The Company adopted the 2005 Equity Incentive Plan (the "2005 Plan") on August 15, 2005. The Plan permits the grant of non-qualified stock options, incentive stock options, and restricted stock to eligible employees, consultants and non-employee members of our Board of Directors. As of December 31, 2008, approximately 5,546,617 options were outstanding under the 2005 Plan and no shares were available for future issuance under the 2005 Plan.

        The Company adopted the 2007 Equity Incentive Plan (the "2007 Plan") on July 19, 2007. The Plan permits the grant of non-qualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, common stock or any other stock-based award

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY (Continued)

to eligible employees, consultants and non-employee members of our Board of Directors. As of December 31, 2008, approximately 5,201,259 options and awards were outstanding under the 2007 Plan and approximately 3,709,287 shares were available for future issuance under the 2007 Plan.

        Stock options under both the 2005 Plan and the 2007 Plan generally vest ratably over four years with the first year vesting on a "cliff" basis followed by monthly vesting for the remaining three years. Restricted stock awards generally vest ratably over three years.

  Stock Option Activity

        The following summarizes stock option transactions under the 2005 and 2007 Plans for the year ended December 31, 2008:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	8,292,497	$16.76	7.8	$176,911

Granted	4,069,900	11.16
Exercised	644,063	5.21
Forfeited or expired	1,909,458	19.68

Outstanding at December 31, 2008	9,808,876	$14.62	7.65	$293

Exercisable at December 31, 2008	3,281,276	$14.02	7.49	$266

Vested and expected to vest at December 31, 2008	7,713,559	$14.43	6.01	$192

        Options awarded under the 2005 Plan prior to September 30, 2006 are exercisable immediately on the date of grant with the exception of 467,248 shares granted to members of the Board of Directors. In order to preserve the vesting provisions of the immediately exercisable options, the options that are exercised early are subject to a repurchase right by the Company at the lower of exercise price or fair market value of the underlying stock at the date of repurchase. This repurchase right expires on vesting of the underlying option. Immediately exercisable stock options outstanding under the 2005 Plan were 2,966,729 at December 31, 2007 of which 1,744,168 are fully vested and no longer subject to the repurchase right. Options awarded after October 1, 2006 are exercisable as they vest. To date, no options have been exercised early.

        The weighted average fair value of options granted during the years ended December 31, 2008 and 2007 and 2006 was approximately $4.90, $15.83, and $6.49, respectively.

        The aggregate intrinsic value of all options exercised during the years ended December 31, 2008, 2007 and 2006 was $9.4 million, $113.7 million and $15.2 million, respectively. Cash received from stock option exercises for fiscal year 2008 was $3.3 million with no income tax benefit due to the Company's loss position, and cash received from stock option exercises for fiscal year 2007 was $18.5 million with an income tax benefit of $43.2 million. The total grant date fair value of stock options vested during 2008, 2007, and 2006 was $22.5 million, $19.2 million and $8.5 million, respectively.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY (Continued)

        The outstanding options at December 31, 2008 had the following characteristics:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Fair Value Determination
$0.51 - 1.69	2,128,893	7.15	$1.24	736,453	$1.25	Black-Scholes
$1.70 - 10.50	3,373,324	8.00	7.24	971,950	7.41	Black-Scholes
$10.51 - 14.98	932,642	6.12	14.23	467,250	14.19	Black-Scholes
$14.99 - 22.92	1,283,635	7.38	22.39	621,928	22.42	Black-Scholes
$22.93 - 47.88	1,811,448	8.43	32.48	390,076	31.26	Black-Scholes
$47.89 - 59.98	278,934	8.50	56.75	93,619	56.74	Black-Scholes

	9,808,876	7.65	$14.62	3,281,276	$14.02

        As of December 31, 2008, the Company issued unvested options to purchase 6.5 million shares of the Company's common stock with a weighted average grant date fair value of $7.22. As of December 31, 2008, the Company had $40.1 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the weighted average period of 2.8 years.

  Non-vested Stock Awards

        The following summarizes stock award transactions for the year ended December 31, 2008:

Non-vested	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	87,558	$2.96
Granted	1,062,454	$4.11
Vested	(177,012)	$0.51
Forfeited or expired	(34,000)	$10.77

Outstanding at December 31, 2008	939,000	$3.87

        At December 31, 2008, the Company had $2.4 million of total unrecognized share-based compensation expense related to non-vested stock awards, net of expected forfeitures. The non-vested stock awards are expected to be amortized over the weighted average period of 2.7 years.

11. VARIABLE INTEREST ENTITIES

        The Company established a relationship with Shanghai Shengyiguan Trade, Ltd Co ("ST") for the purpose of serving as a distributor of the Company's products in the People's Republic of China ("PRC"). The Company has determined that ST is a variable interest entity for which it is the primary beneficiary and there are no other non-controlling interests. The Company currently controls all business activities and absorbs substantially all of the expected residual returns and substantially all of the expected losses of ST based on agreements with ST. The Company determined that it is the

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. VARIABLE INTEREST ENTITIES (Continued)

primary beneficiary of ST by virtue of its variable interest in the equity of ST. All voting rights have been assigned to the Company and there is a transfer agreement between ST and the Company under which all of the equity, assets, and liabilities are to be transferred to the Company at the Company's sole discretion, subject to certain conditions. Accordingly, the Company's consolidation of ST does not reflect a non-controlling interest.

        The Company provided $4.0 million of financial support in 2008 for the funding of ST's operations. The consolidated financial statements include $15.8 million in total assets as of December 31, 2008, primarily consisting of cash, inventory and receivables partially offset by $2.0 million in liabilities as of December 31, 2008 primarily consisting of accounts payable and accrued expenses and excluding liabilities related to the support provided by the Company. The amounts in 2007 were not significant.

12. ALLOWANCES

        The changes in the Company's allowance for doubtful accounts and reserve for sales returns and allowances for the years ended December 31, 2008, 2007 and 2006, are as follows (in thousands):

	Balance at Beginning of Year	Charged to costs and expenses	Deductions and write-offs	Balance at End of Year
Year ended December 31, 2006:
Allowance for doubtful accounts	$566	$1,719	$595	$1,690
Reserve for sales returns and allowances	$562	$3,266	$1,014	$2,814
Year ended December 31, 2007:
Allowance for doubtful accounts	$1,690	$4,671	$2,566	$3,795
Reserve for sales returns and allowances	$2,814	$7,168	$3,991	$5,991
Year ended December 31, 2008:
Allowance for doubtful accounts	$3,795	$3,091	$1,624	$5,262
Reserve for sales returns and allowances	$5,991	$52,597	$38,777	$18,836

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES

  Income Tax Provision

        The expense (benefit) for income taxes consisted of the following (in thousands):

	December 31,
	2008	2007	2006
Current—U.S. federal	(9,162)	$38,399	$20,196
Current—U.S. state	206	3,646	1,009
Current—foreign	9,951	44,919	13,041

Total current income taxes	995	86,964	34,246

Deferred—U.S. federal	7,276	(5,269)	(1,741)
Deferred—U.S. state	723	(727)	(8)
Deferred—foreign	(13,428)	(8,870)	(288)

Total deferred income taxes	(5,429)	(14,866)	(2,037)

Total income tax expense (benefit)	(4,434)	$72,098	$32,209

        Income (loss) before taxes is as follows (in thousands):

	December 31,
	2008	2007	2006
U.S.	(124,502)	$95,048	$52,429
Foreign	(65,008)	145,278	44,197

Total	(189,510)	$240,326	$96,626

        Reconciliations of the statutory federal income tax rate to the Company's actual rates based on income or loss before income taxes are summarized as follows:

	December 31,
	2008	2007	2006
Consolidated income before taxes	35.0%	35.0%	35.0%
State income taxes net of federal benefit	1.4	0.8	1.1
Foreign tax rate differential	(8.8)	(6.7)	(2.8)
Permanent portion of equity compensation	—	0.7	—
Other	.8	0.2	—
Change in valuation allowance	(26.1)	—	—

	2.3%	30.0%	33.3%

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The Company's deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
Current deferred tax assets: Accrued expenses	$18,980	$2,733
Inventory	14,317	9,087
Intangible assets	374	—
Other	739	—
Valuation Allowance	(25,330)	—

Total current deferred tax assets	$9,080	$11,820

Non-current deferred tax assets: Accrued expenses	6,143	158
Stock compensation expense	7,203	2,439
Inventory	—	496
Long-term accrued expenses	1,119	506
Net operating loss carryovers	13,844	1,349
Intangible assets	3,319	—
Property and equipment	1,211	—
Other	—	—
Future uncertain tax position offset	12,586	6,436
Valuation Allowance	(23,784)	—

Total non-current deferred tax assets	$21,641	$11,384

Non-current deferred tax liabilities: Property and equipment	—	$3,932
Intangible assets	—	1,088
Other	(1,073)	116

Total non-current deferred tax liabilities	$(1,073)	$5,136

        At December 31, 2008 and 2007, U.S. income and foreign withholding taxes have not been provided on approximately $114.5 million and $143.8 million, respectively, of unremitted earnings of subsidiaries operating outside of the U.S. These earnings are estimated to represent the excess of the financial reporting over the tax basis in our investments in those subsidiaries. These earnings, which are considered to be indefinitely reinvested, would become subject to U.S. income tax if they were remitted to the U.S. The amount of unrecognized deferred U.S. income tax liability on the unremitted earnings has not been determined because the hypothetical calculation is not practicable.

        The Company has deferred tax assets related to certain deductible temporary differences in various tax jurisdictions for which the Company has recorded a valuation allowance of $40.5 million against these deferred tax assets because the Company believes that it is not more likely than not that the Company will be able to realize these deferred tax assets.

        The Company has recorded a foreign deferred tax asset of $4.3 million reflecting the benefit of $12.6 million in foreign net operating loss carryforwards. Such deferred tax assets expire at various dates between 2013 and 2028. The Company believes it is not more likely than not that the benefit from certain foreign net operating loss carryforwards will be realized. The Company has provided a

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

valuation allowance of $3.3 million on the deferred tax assets relating to these foreign net operating loss carryforwards.

        The Company has U.S.federal and state net operating loss carryforwards of $21.8 million and $2.0 million which will expire at various dates between 2013 and 2028. The Company believes that it is not more likely than not that the benefit from certain U.S. federal and state net operating losses will be realized. The Company has provided a valuation allowance of $5.3 million on the deferred tax assets relating to these federal and state net operating loss carryforwards.

        As a result of certain realization requirements under SFAS 123(R), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2008 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $2.9 million if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposed of determining when excess tax benefits have been realized.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Unrecognized tax benefit—January 1	$11,264	$—
Gross increases—tax positions in prior period	13,063	4,838
Gross decreases—tax positions in prior period	—	—
Gross increases—tax positions in current period	4,868	6,877
Settlements	(985)	—
Lapse of statute of limitations	—	—

Unrecognized tax benefit	$28,210	$11,715

        The unrecognized tax benefits of $28.2 million and $11.7 million at December 31, 2008 and 2007, respectively, if recognized, would reduce the Company's annual effective tax rate.

        Interest and penalties related to income tax liabilities are included in income tax expense in the Company's consolidated statement of operations. During 2008 and 2007, the Company recorded approximately $1.6 million and $0.5 million, respectively, of penalties and interest which resulted in a cumulative accrued balance of penalties and interest of $2.1 million and $0.5 at December 31, 2008 and 2007, respectively.

        The Company's unrecognized tax benefits consist primarily of tax positions related to intercompany transfer pricing in multiple international jurisdictions. The gross increase for tax positions in prior periods of $13.1 million primarily includes specific transfer pricing exposures for which the filing positions were changed on the returns completed and filed in 2008 based on changes in transfer pricing methodology. This increase was offset entirely by a reduction in current income taxes payable, accordingly there was no impact to the statement of operations resulting from these adjustments. The Company believes that it is reasonably possible that no increases or decreases or immaterial increases or decreases to unrecognized tax benefits will occur in the next twelve months.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        As of December 31, 2008, the following tax years remain subject to examination for the major jurisdictions where the Company conducts business:

United States	2005 to 2008
Canada	2004 to 2008
Netherlands	2005 to 2008
Singapore	2004 to 2008

        State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to 2 years after formal notification to the states.

14. EARNINGS PER SHARE

        Basic income (loss) per common share ("EPS") is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if certain outstanding stock options are exercised, restrictions lapse on restricted stock awards and preferred stock is converted. Anti-dilutive securities are excluded from diluted EPS.

        The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except share and per share data)
Net income (loss) attributable to common stockholders for basic computation	$(185,076)	$168,228	$64,384

Reconciliation of net income (loss) for dilutive computation:
Net income (loss) attributable to common stockholders	$(185,076)	$168,228	$64,384
Preferred dividend	—	—	33

Net income (loss) for dilutive computation	$(185,076)	$168,228	$64,417

Basic income (loss) per common share:
Weighted average common shares outstanding	82,767,540	80,759,077	74,598,400

Basic income (loss) per common share	$(2.24)	$2.08	$0.87

Diluted income (loss) per common share:
Weighted average common shares outstanding	82,767,540	80,759,077	74,598,400
Dilutive effect of preferred stock	—	—	1,592,652
Dilutive effect of stock options	—	3,144,607	2,998,156
Dilutive effect of unvested stock	—	291,199	981,304

Weighted average diluted common shares outstanding	82,767,540	84,194,883	80,170,512

Diluted income (loss) per common share	$(2.24)	$2.00	$0.81

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EARNINGS PER SHARE (Continued)

        Due to the Company's net loss for the year ended December 31, 2008, the dilutive effect of stock options and awards were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

        For the years ended December 31, 2008, 2007 and 2006 there were options outstanding and unvested restricted stock, which could potentially dilute basic EPS in the future, but which were not included in diluted EPS as their effect was anti-dilutive. The weighted-average exercise price per share for the options was $4.42, $48.35, and $33.53 for 2008, 2007, and 2006, respectively. The following table summarizes the anti-dilutive securities:

	Years Ended December 31.
	2008	2007	2006
Anti-dilutive effect:
Stock options	9,808,876	906,700	654,350
Unvested stock	294,500	—	—

	10,103,376	906,700	654,350

15. COMMITMENTS AND CONTINGENCIES

        The Company leases space for certain of its offices, warehouses, vehicles and equipment under leases expiring at various dates through 2027. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the consolidated balance sheet in accrued expenses. Rent expense was $52.7 million, $26.0 million, and $8.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

        Minimum future annual rental commitments under non-cancelable operating leases for each of the five succeeding years as of December 31, 2008, are as follows (in thousands):

Fiscal years ending December 31,
2009	$47,559
2010	37,009
2011	25,621
2012	15,750
2013	11,165
Thereafter	42,212

Total	$179,316

        At December 31, 2008, the Company had purchase commitments with our third party manufacturers for $14.0 million in inventory. Approximately $2.1 million of this commitment was for certain products at prices in excess of net realizable value, given our plans for sales of the product. Accordingly, $2.1 million was recorded related to expected losses on future purchase commitments and is included in accrued expenses at December 31, 2008.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company indemnifies certain of its vendors and its directors and executive officers for specified claims. To date, the Company has not paid or been required to defend any indemnification claims, and accordingly, has not accrued any amounts for its indemnification obligations.

        The Company guarantees the payment of its third-party manufacturer in China for purchases of material for the manufacture of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $3.0 million) as of December 31, 2008. The Company evaluates the estimated loss for the guarantee under SFAS No. 5, Accounting for Contingencies ("SFAS 5"), as interpreted by FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. To date, the Company has not made any payments under the guarantee and as of December 31, 2008, has not recorded a liability related to the guarantee in its financial statements as the Company does not believe the potential obligation under this guarantee is material.

        The Company has a commitments for corporate sponsorships for each of the four succeeding years as of December 31, 2008, are as follows (in thousands):

Fiscal years ending December 31,
2009	$6,662
2010	5,460
2011	5,300
2012	5,315

Total	$22,737

16. RELATED PARTIES

        The Company entered into the following related party transactions:

        In May 2005, the Company subleased an office building from Flextronics USA, Inc. One of our directors, Mr. Sharp, and our former director, Mr. Marks, also served as directors of Flextronics and another of our directors, Mr. Smach, served as Flextronics' Chief Financial Officer, at such time. The Company paid Flextronics $111,000 and $159,000 for lease payments for the years ended December 31, 2007 and 2006, respectively. This lease expired on March 31, 2007 and was not renewed.

        In connection with a separation agreement, the Company and its former Chief Executive Officer entered into an exclusive distribution agreement that commenced July 1, 2005. The distribution agreement is for specified territories in Central America and has an initial term of two years. The agreement provides for renewal periods at the former Chief Executive Officer's option, if specified sales volumes are attained. Pricing under this agreement is set at a discount off the Company's then current wholesale pricing. Additionally, effective July 1, 2005, the Company and the former Chief Executive Officer entered into an agreement providing him the right to license and/or franchise airport kiosks selling the Company's products for a period of 10 years, subject to the Company's right to terminate the agreement if specified numbers of kiosks are not opened in timeframes specified.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RELATED PARTIES (Continued)

        On February 24, 2009, the Company's board of directors appointed Mr. John Duerden to serve as the Company's president and Chief Executive Officer effective March 16, 2009. Concurrent with his appointment, the Company entered into an employment agreement with Mr. Duerden, as described more fully in Note 20—Subsequent Events.

        The Company owns, operates and maintains its own aircraft. From time to time, the Company's directors and executive officers have used the aircraft for personal purposes. These directors and executive officers have fully reimbursed the Company for expenses related to their personal use of this aircraft during the year ended December 31, 2008, determined based on the cost of fuel and other variable costs associated with the flights under FAR 91-501(d).

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

        The Company's sales by product line are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Footwear	$660,734	$763,303	$342,437
Other	60,855	84,047	12,291

	$721,589	$847,350	$354,728

        Geographic information about the U.S. and international territories is presented below. The Company has allocated revenues to the geographic locations based on the location of the customer (in thousands):

	December 31,
Revenue	2008	2007	2006
United States	$321,241	$439,486	$242,227
Canada	23,214	41,113	21,779
Mexico	7,295	6,995	1,499

North America Total	351,750	487,694	265,505
Asia-Pacific	204,943	163,046	54,382
Europe	150,717	173,671	30,286
All other	14,179	22,939	4,555

	$721,589	$847,350	$354,728

Total for countries outside the United States	$400,348	$407,764	$112,501

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. OPERATING SEGMENTS AND RELATED INFORMATION (Continued)

	December 31,
Long-lived assets	2008	2007
United States	$64,340	$47,144
Canada	1,857	14,111
Mexico	2,302	2,988

North America Total	68,499	64,243
Asia-Pacific	12,720	7,793
Europe	14,024	12,379
Other	649	3,769

	$95,892	$88,184

Total for countries outside the United States	$31,552	$41,040

        There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2008, 2007 and 2006.

18. LEGAL PROCEEDINGS

        On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006 Crocs filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. Crocs' motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc. and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. Crocs filed a petition with the Commission to review this determination. The Commission granted Crocs' petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7-14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. Crocs filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. LEGAL PROCEEDINGS (Continued)

as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit is expected to be completed in March 2009 and oral argument has not yet been scheduled.

        On April 3, 2006, Crocs filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd, Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10 based upon certain utility and design patents that were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. Crocs entered into a settlement with Australia Unlimited, and filed a stipulation for dismissal of all claims and counterclaims on January 25, 2007. Crocs has entered into a settlement agreement with D. Myers & Sons and obtained a consent judgment in connection therewith on May 23, 2007. This action has been stayed pending resolution in the ITC Proceeding, Investigation No. 337-TA-567, which is currently on appeal to the U.S. Court of Appeals for the Federal Circuit. The Company does not expect the ultimate resolution of this matter will have a material adverse impact on its business.

        The Company and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007; several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the Court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased the Company's stock between April 2, 2007 and April 14, 2008 (the "Class Period"). The amended complaint alleges that, during the Class Period, defendants made false and misleading public statements about the Company and its business and prospects and that, as a result, the market price of the Company's stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in the Company's stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys' fees and costs of litigation. The Company believes the claims lack merit and intends to defend the action vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter, or of the amount or range of potential loss, if any.

        In December 2007, a plaintiff filed a shareholder derivative action in the Colorado District Court for the City and County of Boulder alleging that certain officers and directors of the Company breached their fiduciary duties, wasted corporate assets, and were unjustly enriched. This derivative action purported to state a claim on behalf of the Company. Plaintiff filed an amended complaint in July 2008, which alleges claims that arise from the conduct alleged in the federal shareholder class action and allegations regarding additional statements made by the Company between November 2007 and May 2008. The Company and the individual defendants filed motions to dismiss the derivative

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. LEGAL PROCEEDINGS (Continued)

complaint. On February 26, 2009, the Court dismissed the derivative compliant with prejudice and denied plaintiff leave to amend. The order is subject to appeal.

        On March 17, 2008, Cellect LLC and Sentinel Products Corp. filed a complaint against Crocs, Inc. with the U.S. District Court for the Northern District of New York alleging that Crocs' Croslite materials infringe U.S. Patent No. 5,932,659. Crocs filed an answer on July 11, 2008. Discovery is ongoing and Plaintiff's preliminary infringement contentions were due on November 17, 2008. On January 12, 2009, the Court entered an order dismissing the action without prejudice. The Court's Order became a dismissal with prejudice on February 10, 2009. This matter is considered closed.

        Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, the Company is not party to any other pending legal proceedings that the Company believes will have a material adverse impact on its business.

        As of December 31, 2008, the Company has not accrued any amounts related to estimated losses for legal contingencies. While there is a reasonable possibility that certain legal matters may result in an unfavorable outcome and loss, the Company's estimated potential losses, or range of losses, when aggregated, would be immaterial to the financial statements.

19. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Year Ended December 31, 2008
Revenues	$198,540	$222,770	$174,187	$126,092
Gross profit	85,235	90,288	2,399 (a)	56,044
Restructuring charges	3,849	1,371	2,450	895
Goodwill impairment charges	1,036	—	22,831	—
Asset impairment charges	9,777	2,903	8,753	484
Loss from operations	(6,404)	(2,942)	(136,026)	(42,910)
Net income (loss)	(4,527)	2,132	(147,980)	(34,701)
Basic income (loss) per common share	$(0.05)	$0.03	$(1.79)	$(0.42)
Diluted income (loss) per common share	$(0.05)	$0.03	$(1.79)	$(0.42)
Year Ended December 31, 2007
Revenues	$142,002	$224,273	$256,275	$224,800
Gross profit	84,485	131,944	155,392	125,828
Income from operations	37,158	68,472	78,236	53,901
Net income	24,945	48,451	56,548	38,284
Basic income per common share	$0.31	$0.60	$0.69	$0.47
Diluted income per common share	$0.30	$0.58	$0.66	$0.45

(a)
For the three months ended September 30, 2008, the Company had significant inventory write-down charges, asset abandonment, and write-down of goodwill which effects the comparability between periods.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SUBSEQUENT EVENTS

        February 13, 2009, the Company entered into Amendment No. 9 to the Loan Agreement, extending the maturity date on the Revolving Credit Facility to April 2, 2009, at which time the Company will be required to pay all amounts then outstanding. As part of the ninth amendment, the Company agreed to make five payments of $0.2 million on dates agreed upon in the Amendment.

        On February 24, 2009, the Company's current Chief Executive Officer, Mr. Ron Snyder, announced he would be retiring and resigning as President and Chief Executive Officer from the Company. Mr. Snyder will continue to serve as a member of the Company's board of directors and will stay with the Company to assist with the transition until at least April 1, 2009.

        Also on February 24, 2009, the Company's board of directors appointed Mr. John Duerden to serve as the Company's President and Chief Executive Officer effective March 18, 2009. The board also intends to appoint Mr. Duerden to the board of directors on March 18, 2009. The Company also entered into an employment agreement with Mr. Duerden which provides for an annual salary of $850,000, subject to annual adjustments, as well as a $350,000 signing bonus and relocation benefits. Mr. Duerden is also eligible for an annual bonus at a target rate of 100% of his annual base salary. Mr. Duerden was granted 400,000 options to purchase shares of the Company's common stock at $1.37 per share, the closing price of the Company's common stock on the NASDAQ Global Select Market on the date of grant, as well as 400,000 shares of restricted common stock of the Company. The employment agreement also provides for certain termination benefits if Mr. Duerden is terminated by the Company involuntarily and without cause.

        On February 24, 2009, the Company's board of directors appointed Mr. W. Stephen Cannon as a Director. Mr. Cannon is expected to serve on the Compensation Committee and the Governance and Nominating Committee of the Company's board of directors.