Form 10-Q
period 2009-03-31
Crocs, Inc.
filed 2009-05-07
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of April 30, 2009, Crocs, Inc. had 83,780,065 shares of its $0.001 par value common stock outstanding.

 Crocs, Inc.
Form 10-Q
Quarter Ended March 31, 2009

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$134,892	$198,540
Cost of sales	85,161	113,305

Gross profit	49,731	85,235
Selling, general and administrative expenses	72,187	76,977
Restructuring charges	38	3,849
Impairment charges	69	10,813

Income (loss) from operations	(22,563)	(6,404)
Interest expense	696	374
Other income	(1,052)	(362)

Income (loss) before income taxes	(22,207)	(6,416)
Income tax expense (benefit)	210	(1,889)

Net income (loss)	$(22,417)	$(4,527)

Net Income (loss) per common share:
Basic	$(0.27)	$(0.05)

Diluted	$(0.27)	$(0.05)

Weighted average common shares outstanding:
Basic	84,392,620	82,488,601

Diluted	84,392,620	82,488,601

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$50,895	$51,665
Accounts receivable, net	60,605	35,305
Inventories	131,161	143,205
Deferred tax assets, net	10,856	11,364
Income tax receivable	5,391	24,417
Prepaid expenses and other current assets	17,130	13,415

Total current assets	276,038	279,371
Property and equipment, net	91,027	95,892
Restricted cash	1,835	2,922
Intangible assets, net	39,307	40,892
Deferred tax assets, net	22,355	21,231
Other assets	16,370	15,691

Total assets	$446,932	$455,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,469	$35,137
Accrued expenses and other current liabilities	41,793	50,076
Accrued restructuring charges	499	1,439
Deferred tax liabilities, net	92	30
Income taxes payable	18,520	24,420
Note payable, current portion of long-term debt and capital lease obligations	19,947	22,431

Total current liabilities	144,320	133,533
Deferred tax liabilities, net	4,755	2,917
Long term restructuring	1,024	959
Other liabilities	31,907	31,427

Total liabilities	182,006	168,836

Commitments and contingencies (note 12)
Stockholders' equity:
Common shares, par value $0.001 per share; 250,000,000 shares authorized, 84,393,940 and 83,869,940 shares issued and outstanding at March 31, 2009 and 83,543,501 and 83,019,501 shares issued and outstanding at December 31, 2008	84	84
Treasury Stock, 524,000 shares, at cost	(25,022)	(25,022)
Additional paid-in capital	235,955	232,037
Deferred compensation	(54)	(246)
Retained earnings	41,816	64,233
Accumulated other comprehensive income	12,147	16,077

Total stockholders' equity	264,926	287,163

Total liabilities and stockholders' equity	$446,932	$455,999

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
		(as restated)
Cash flows from operating activities:
Net loss	$(22,417)	$(4,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,504	8,120
(Gain) loss on disposal of fixed assets	(617)	78
Unrealized (gain) loss on foreign exchange rates	(6,487)	(5,572)
Deferred income taxes	450	(5,616)
Asset impairment	66	10,813
Inventory write down	1,641	802
Share based compensation	4,165	5,415
Excess tax benefit on share-based compensation	—	(2,364)
Bad debt expense	849	527
Changes in operating assets and liabilities:
Accounts receivable	(27,398)	4,053
Income tax receivable	14,721	—
Inventories	6,820	(11,723)
Prepaid expenses and other assets	(1,262)	(11,198)
Accounts payable	26,514	(21,248)
Accrued expenses and other liabilities	(11,830)	303

Cash used in operating activities	(5,281)	(32,137)

Cash flows from investing activities:
Cash paid for purchases of property and equipment	(2,023)	(9,525)
Proceeds from disposal of property and equipment	710	—
Cash paid for intangible assets	(447)	(1,215)
Acquisition of businesses, net of cash acquired	—	(1,500)
Restricted cash	957	(1,886)

Cash used in investing activities	(803)	(14,126)

Cash flows from financing activities:
Proceeds from note payable, net	—	43,700
Repayment of note payable and capital lease obligations	(2,630)	(8,026)
Excess tax benefit on share-based compensation	—	2,364
Exercise of stock options	60	3,006

Cash (used in) provided by financing activities	(2,570)	41,044

Effect of exchange rate changes on cash	7,884	(1,523)

Net decrease in cash and cash equivalents	(770)	(6,742)
Cash and cash equivalents—beginning of period	51,665	36,335

Cash and cash equivalents—end of period	$50,895	$29,593

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$602	$324
Income taxes	$1,758	$9,197
Accrued purchases of property and equipment	$2,565	$8,620

Accrued purchases of intangibles	$82	$2,841

Income Tax Refunds Received	$16,490	$555

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

        Crocs, Inc. and its subsidiaries (collectively, "we," "us," or the "Company") are engaged in the design, manufacture, worldwide marketing and brand management of footwear made of specialty resins for men, women and children.

        These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Form 10-K"). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in Note 2 to the consolidated financial statements in the 2008 Form 10-K.

        Certain reclassifications have been made to previously reported financial results to conform to current year presentation.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, these statements do not include all of the information and disclosures required by GAAP or Securities and Exchange Commission ("SEC") rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

        The consolidated financial statements are prepared in accordance with GAAP. These accounting principles require our management to make certain estimates, judgments and assumptions. Actual results could materially differ from these estimates.

Going Concern

        From our inception through the year ended December 31, 2007, we experienced rapid revenue growth and had difficulty meeting demand for our footwear products. During this period, we significantly increased our production capacity, warehouse space and inventory in an effort to meet demand. This pattern changed in 2008. Due to deteriorating economic conditions, lessened demand for our products and difficulty marketing our expanded product line, our sales moderated in the first half of 2008 and declined during the last half of 2008. We continued to be affected by many of the same issues during the first three months of 2009. The Company's total revenues declined 32.0% during the three months ended March 31, 2009 compared to the same period in the previous year, which was attributable in large part to deteriorating global economic conditions, lessened demand for the Company's products and difficulty marketing the Company's expanded product line. In 2008, the Company incurred various one-time cash and non-cash restructuring and impairment costs as the Company took steps to right-size its production and distribution capacity to be more in line with revenue. The Company incurred losses of $22.4 million in the three months ended March 31, 2009 and may incur additional losses through the remainder of 2009.

        Continued declines in revenues could have a material adverse effect on the Company's operating results, cash flow and its ability to raise capital. The Company cannot fully anticipate future conditions given the substantial uncertainties in the credit markets and the economy in general. The Company

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. BASIS OF PRESENTATION (Continued)

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

        At March 31, 2009, the Company had $50.9 million in cash and cash equivalents. The Company has $19.8 million in borrowings outstanding under its Revolving Credit Facility, which has no further available borrowings. Under the most recent amendment, the maturity date on this facility is September 30, 2009, at which time the Company will be required to pay all amounts then outstanding.

        The Company is currently in discussions for a new borrowing arrangement and is exploring alternatives for other source of capital for ongoing cash needs. The time period required to procure a new credit facility may extend beyond the maturity date of its current Revolving Credit Facility requiring the Company to seek an extension of that maturity date with its current lenders. There can be no assurance that the Company will be able to secure additional debt or equity financing or receive an extension of the current Revolving Credit Facility by or before the date of maturity of the Revolving Credit Facility and, accordingly, the Company's liquidity and ability to timely pay its obligations when due could be adversely affected.

        Additionally, the Company continues to re-evaluate its operating plans for the next twelve months and is considering certain restructuring and right-sizing activities to address the potential for continued decreases in revenues. The Company's ability to continue as a going concern is dependent upon achieving a cost structure which supports the levels of revenues the Company is able to achieve. The ability of the Company to return to profitability is dependent on the timely completion of these activities and there can be no assurance that any actions taken by the Company will result in a return to profitability.

        The accompanying condensed consolidated financial statements for the three months ended March 31, 2009 were prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As discussed in the previous paragraphs, the Company faces various uncertainties that raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

prospectively. The Company adopted SFAS 141(R) effective January 1, 2009. Such adoption did not have a material impact on our condensed consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 ("SFAS 160"), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company's fiscal year beginning January 1, 2009. The Company adopted SFAS 160 effective January 1, 2009. Such adoption did not have a material impact on our condensed consolidated financial statements.

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosures to provide transparency to these activities and their effects on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the Company's fiscal year beginning January 1, 2009. The Company adopted SFAS 161 effective January 1, 2009. Such adoption did not have a material impact on our condensed consolidated financial statements..

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 emphasizes that an organization's management and not its auditors has the responsibility to follow GAAP and categorizes sources of accounting principles that are generally accepted in descending order of authority. The Company will be required to adopt SFAS 162 within 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 will not impact our condensed consolidated financial statements.

        In December, 2008, the FASB issued FASB Staff Positions ("FSP") FIN 46(R)-8, Interests in Variable Interest Entities and FSP FAS 140-4, Disclosures about Transfers of Financial Assets, which will increase disclosure requirements for public reporting companies for reporting periods that end after December 15, 2008. This FSP amends SFAS 140, Disclosures about Transfers of Financial Assets, to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The Company adopted the requirements of FSP FAS 140-4 and FSP FIN 46(R) beginning January 1, 2009. The adoption of FSP FAS 140-4 and FSP FIN 46(R) did not have a material impact on our condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. INVENTORIES

        Inventories by major classification are as follows (in thousands):

	March 31, 2009	December 31, 2008
Finished goods	$117,056	$126,078
Work-in-progress	182	184
Raw materials	13,923	16,943

Net Inventory	$131,161	$143,205

4. PROPERTY AND EQUIPMENT

        Property and equipment includes the following (in thousands):

	March 31, 2009	December 31, 2008
Machinery and equipment	$108,902	$108,552
Leasehold improvements	33,262	32,771

Subtotal	142,164	141,323
Less: Accumulated depreciation	(51,137)	(45,431)

	$91,027	$95,892

5. GOODWILL AND INTANGIBLE ASSETS

        The following table summarizes the Company's identifiable intangible assets as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Patents, copyrights, and trademarks	$7,916	$825	$7,091	$8,190	$694	$7,496
Customer relationships	5,889	3,994	1,895	6,075	3,685	2,390
Core technology	3,875	3,682	193	4,001	3,602	399
Non-competition agreement	636	498	138	636	466	170
Capitalized software	35,987	5,997	29,990	35,309	4,872	30,437

Total intangible assets	$54,303	$14,996	$39,307	$54,211	$13,319	$40,892

        For amortizable intangible assets denominated in a foreign currency, the Company translates the gross asset and accumulated amortization at the balance sheet rate and records amortization expense using the weighted average rate of exchange for the applicable period, which can result in decreases to gross carrying amounts. A difference between the recorded amortization expense and the change in

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

accumulated amortization exists. This difference is reflected in the accumulated other comprehensive income line item on the Company's condensed consolidated balance sheets.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities include the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued compensation and benefits	$9,237	$10,178
Fulfillment and freight and duties	8,371	7,832
Professional services	4,038	4,340
Sales/Use and VAT taxes payable	4,803	3,577
Accrued loss on purchase commitments	605	2,102
Pforce inventory buyback	—	5,260
Accrued purchase price related to acquisitions	150	150
Other	14,589	16,637

	$41,793	$50,076

7. RESTRUCTURING ACTIVITIES AND ASSET DISPOSALS

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

        Reserves are included in the line items accrued restructuring charges and long-term restructuring in the Company's condensed consolidated balance sheets and are recorded under the line items restructuring charges and cost of sales on the Company's condensed consolidated statement of operations.

        The following table details the changes in the restructuring accruals during the three months ended March 31, 2009 (in thousands):

Description	Year Ended December 31, 2008	Additions		Cash Payments	Adjustments	Three Months Ended March 31, 2009
Termination benefits	$676	$		$(616)	$—	$60
Operating lease exit costs	1,488			(105)	(115)	1,268
Other restructuring costs(1)	234		25	(64)	—	195

	$2,398		$25	$(785)	$(115)	$1,523

(1)
Other restructuring costs include early termination costs for operating leases, cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to the other Company facilities.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. NOTES PAYABLE

        Notes payable consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Revolving credit facility	$19,800	$22,422
Capital Lease Obligations	147	9

Total notes payable and capital lease obligations	$19,947	$22,431

  Notes Payable

        On January 27, 2009, we entered into Amendment No. 8 of the Revolving Credit Facility. The eighth amendment did not amend any material terms.

        On February 13, 2009, we entered into Amendment No. 9 to the Revolving Credit Facility, extending the maturity date on this facility to April 2, 2009 and requiring us to make five installment payments of $0.2 million each on dates agreed upon by us and Union Bank.

        On March 31, 2009, we entered into Amendment No. 10 of the Revolving Credit Facility, extending the maturity date of the Revolving Credit Facility from April 2, 2009 to September 30, 2009. Upon execution of the tenth amendment, we paid approximately $1.6 million to be applied against the principal balance of the Revolving Credit Facility. Additionally, the tenth amendment requires us pay accrued and unpaid interest on the first day of each month and make monthly principal payments through August 31, 2009, ranging from $1 million to $4 million. All principal amounts outstanding under the Revolving Credit Facility will bear interest at rates based on a premium over the Bank's reference rate tied to the then-outstanding principal balance. As of the effective date of the Amendment, this interest rate constituted a decrease in the interest rate from the previous agreement between the parties. At maturity, all remaining principal and interest is due and payable to the Bank. The Amendment continues to require us to periodically provide certain financial information to the Bank. The current outstanding balance of the Revolving Credit Facility, after the effect of the Amendment, is $19.8 million, and bears interest at a rate of 11.25% per annum. We have no additional borrowings available under the Revolving Credit Facility.

        On April 10, 2009 we entered into an eleventh waiver and amendment to the Revolving Credit Facility, as described more fully in Note 16—Subsequent Events.

        We are currently exploring alternatives for a new borrowing arrangement and may seek other sources of capital for ongoing needs. There can be no assurance that any such lending arrangement of capital will be available on terms acceptable to us or at all.

9. STOCK-BASED COMPENSATION

        During the three months ended March 31, 2009, the Company granted 1,183,000 options to purchase shares of its common stock to eligible employees with a weighted average grant date fair

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

value of $0.56 per share and a weighted average exercise price of $1.25. All options granted will vest ratably over four years with the first year vesting on a "cliff" basis followed by monthly vesting for the remaining three years. Compensation expense is recognized equally over the four year vesting period. The Company also granted 676,398 shares of restricted stock to employees, which vest over three years and have a weighted average grant date fair value of $1.31 per share.

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

        Stock-based compensation expense, including options and non-vested shares, was $4.2 million and $5.4 million in the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, $330,000 and $486,000, respectively, of the stock-based compensation was capitalized in inventory as part of the overhead allocation.

        During the three months ended March 31, 2009 and 2008, 116,810 and 438,948 options to purchase common shares were exercised, 401,474 and 89,704 options to purchase common stock were forfeited, and 57,231 and 29,208 shares of restricted stock vested, respectively.

10. INCOME TAXES

        During the three months ended March 31, 2009, the Company recognized a 1% tax expense compared to a 29.4% tax benefit rate during the three months ended March 31, 2008. The change in the effective tax rate is primarily the result of the full valuation allowance recorded against the tax benefits of operating losses sustained in jurisdictions where management believes that it is not more likely than not that those tax benefits will be realized. The Company had unrecognized tax benefits of $28.2 million at January 1, 2009 and $27.7 million as of March 31, 2009. There were no material changes to uncertain tax benefits requiring disclosure in accordance with FIN 48 during the period ended March 31, 2009.

11. LOSS PER SHARE

        Basic loss per share ("EPS") is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from diluted loss

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. LOSS PER SHARE (Continued)

per share. Loss per share for the three months ended March 31, 2009 and 2008 is as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2009	2008
Reconciliation of net income (loss) for dilutive computation:
Net income (loss) for dilutive computation	$(22,417)	$(4,527)

Basic income (loss) per common share:
Weighted average common shares outstanding	84,392,620	82,488,601

Basic income (loss) per common share	$(0.27)	$(0.05)

Diluted income (loss) per common share:
Weighted average diluted common shares outstanding	84,392,620	82,488,601

Diluted income (loss) per common share	$(0.27)	$(0.05)

        Due to the Company's net loss for the three months ended March 31, 2009 and 2008, the dilutive effect of stock options were not included in the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

        For the three months ended March 31, 2009 and 2008, there were options outstanding which could potentially dilute basic loss per share in the future, but were not included in diluted loss per share as their effect would have been anti-dilutive. The weighted average exercise price per share of the options was $7.29 and $18.91 for the three months ended March 31, 2009 and 2008, respectively. The total number of anti-dilutive options as of March 31, 2009 and 2008 were 9,059,674 and 8,749,745, respectively.

12. COMMITMENTS AND CONTINGENCIES

        At December 31, 2008, we had purchase commitments with our third party manufacturers for $14.0 million in inventory. Approximately 449,000 pairs or $2.1 million of this commitment was for certain products at prices in excess of net realizable value, given our plans for sales of the product, which was included in accrued expenses as of December 31, 2008. As of March 31, 2009, approximately $0.6 million of this commitment remains in accrued expenses.

        On July 26, 2005, the Company entered into an amended and restated four-year supply agreement with Finproject S.P.A., the former majority owner of Crocs Canada, pursuant to which the Company has the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain current customer dealings (including boot manufacturers). Based on the supply agreement, the Company has contractual purchase requirements to maintain exclusivity throughout the term of the agreement. The pricing is to be agreed upon each quarter and fluctuates based on order volume, currency fluctuations, and raw material prices.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company guarantees the payment of its third-party manufacturer in China for purchases of material for the manufacture of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $2.8 million at March 31, 2009). The Company evaluates the estimated loss for the guarantee under FASB Statement No. 5, Accounting for Contingencies ("SFAS 5"), as interpreted by FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. To date, the Company has not made any payments under the guarantee and, as of March 31, 2009, has not recorded a liability related to the guarantee in its financial statements, as the Company does not believe the potential obligation under this guarantee is material.

        The Company leases space for certain of its offices, warehouses, vehicles and equipment under leases expiring at various dates through 2027. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Step rents, tenant improvement allowances, rent holidays and other items are factored into the minimum lease payment and recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the condensed consolidated balance sheet in accrued expenses.

        The Company indemnifies certain of its vendors and its directors and executive officers for specified claims. To date, the Company has not paid or been required to defend any indemnification claims, and accordingly, has not accrued any amounts for its indemnification obligations.

13. OPERATING SEGMENTS AND RELATED INFORMATION

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

        The Company's sales by product line are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Footwear	$126,417	$184,197
Other	8,475	14,343

	$134,892	$198,540

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. OPERATING SEGMENTS AND RELATED INFORMATION (Continued)

        Geographic information about the United States and international territories is presented below (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue
United States	$59,164	$94,387
Canada	4,179	7,173
Mexico	1,601	2,075

North America Total	64,944	103,635
Asia	38,998	36,631
Europe	28,272	55,032
Other	2,678	3,242

	$134,892	$198,540

Total for countries outside the United States	$75,728	$104,153

	March 31, 2009	December 31, 2008
Long-lived assets
United States	$63,672	$64,340
Canada	2,035	1,857
Mexico	2,037	2,302

North America Total	67,744	68,499
Asia	11,174	12,720
Europe	11,507	14,024
Other	602	649

Total Long Lived Assets	$91,027	$95,892

Total for countries outside the United States	$27,355	$31,552

        There were no customers that comprised greater than 10% of the consolidated revenues of the Company for the three months ended March 31, 2009 and 2008.

14. COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(22,417)	$(4,527)
Foreign currency translation	(3,930)	3,035

Comprehensive income	$(26,347)	$(1,492)

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. LEGAL PROCEEDINGS

        On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, Crocs filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. Crocs' motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc. and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. Crocs filed a petition with the Commission to review this determination. The Commission granted Crocs' petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. Crocs filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit is expected to be completed in April 2009 and oral argument has not yet been scheduled.

        On April 3, 2006, Crocs filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd, Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10 based upon certain utility and design patents that were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. Crocs entered into a settlement with Australia Unlimited, and filed a stipulation for dismissal of all claims and counterclaims on January 25, 2007. Crocs has entered into a settlement agreement with D. Myers & Sons and obtained a consent judgment in connection therewith on May 23, 2007. This action has been stayed pending resolution in the ITC Proceeding, Investigation

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. LEGAL PROCEEDINGS (Continued)

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

        In December 2007, a plaintiff filed a shareholder derivative action in the Colorado District Court for the City and County of Boulder alleging that certain officers and directors of the Company breached their fiduciary duties, wasted corporate assets, and were unjustly enriched. This derivative action purported to state a claim on behalf of the Company. The plaintiff filed an amended complaint in July 2008, which alleges claims that arise from the conduct alleged in the federal shareholder class action and allegations regarding additional statements made by the Company between November 2007 and May 2008. Following motions filed by the Company and individuals, the court has entered an order dismissing the lawsuit with prejudice. Pursuant to a stipulation filed by the parties and entered by the court, the plaintiff is not appealing the order.

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

        Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, there are no other material developments to material litigation and the Company is not party to any other pending legal proceedings that the Company believes will have a material adverse impact on its business.

16. SUBSEQUENT EVENTS

        Tender Offer.    Due to the recent decline in the market price of our common stock, the exercise prices of a substantial number of outstanding stock options held by our employees far exceed the

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. SUBSEQUENT EVENTS (Continued)

market price of our common stock (referred to as "underwater options"). This decline in our common stock price substantially eliminates the incentive and retention value of the options granted to our employees. Accordingly, on April 2, 2009, after a comprehensive review of our compensation program, we offered to purchase stock options with exercise prices equal to or greater than $10.50 per share for cash from certain eligible employees (the "Tender Offer") in order to restore the incentive value of our long-term performance award programs. Individuals eligible to participate in the Tender Offer were those employees, including officers and non-employee directors, who continued to be employees or directors from the April 2, 2009 offer date to the offer's expiration date on April 30, 2009. Participation in the Tender Offer was voluntary. As a result of the Tender Offer, we made an aggregate cash payment of $0.1 million to repurchase 2,315,951 options that were tendered to us. Accordingly, we anticipate recording a charge of $16.3 million in the quarter ending June 30, 2009 related to previously unrecognized share-based compensation expense for these tendered options. Additionally, the pool of shares available for future grant under the 2007 Plan increased 817,700 as a result of the Tender Offer. Shares tendered that were originally granted from the 2005 Plan are not available for future grant.

        Waiver.    On April 10, 2009, we entered into an eleventh waiver and amendment to the Revolving Credit Facility, under which Union Bank agreed that the Tender Offer shall not be deemed to be an Event of Default under the Loan Agreement. This waiver was provided on the stipulation that we pay $0.5 million to Union Bank, to be credited towards the outstanding principal balance of the facility.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. This Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled "Risk Factors" under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent filings. These factors include without limitation:

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

General

        Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. Because we use both internal manufacturing and contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our Company-operated facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers. Cost of sales also includes the cost to transport these products to our facilities and all warehouse and outbound freight expenses. Our selling, general and administrative expense consists primarily of selling, marketing, wages and related payroll and employee benefit costs for selling, marketing and administrative employees, travel and insurance expenses, depreciation, amortization, unrealized gains or losses on foreign currency exchange, all related retail expenses, including rent and depreciation, professional fees, facility expenses, bank charges and non-cash charges for share-based compensation.

Recent Events

        From our inception through the year ended December 31, 2007, we experienced rapid revenue growth and had difficulty meeting demand for our footwear products. During this period, we significantly increased our production capacity, warehouse space and inventory in an effort to meet demand. This pattern changed in 2008. Our revenue growth moderated and then began to decline during 2008 when compared to 2007. Accordingly, we evaluated our production capacity and operations structure and, in 2008, we discontinued our Canadian manufacturing operations and consolidated our Canadian distribution activities with other existing North American distribution operations, we abandoned certain equipment and molds that represent excess capacity, we discontinued manufacturing operations at our Brazilian manufacturing facility, we decreased our fixed costs by consolidating our global distribution centers and reducing our warehouse space and we reduced our global headcount by approximately 2,000 people over 2008 and into the first quarter of 2009. We believe these actions were necessary in order to align our production and distribution capacities with our revised demand projections. Furthermore, we have taken actions to reduce our selling, general and administrative costs, including reductions in personnel, reducing our space costs by consolidating certain offices and reducing other discretionary spending. We may continue to experience declines in revenue during 2009, particularly given the current economic downturn, and accordingly, we may take further actions to align our cost structure with general demand for our products.

        During the three months ended March 31, 2009, we experienced a decline in revenue of 32% when compared with the same period in the previous year, due to declines in consumer demand for our products as a result of the economic downturn, the maturity of our products within certain markets, increased competition and challenges we have experienced merchandising our expanded product lines in existing wholesale channels. Likewise, as our revenue has declined, our gross and operating margins have compressed as we begin to lose our ability to leverage our fixed costs. Our margins were also affected by changes in product mix in the quarter towards products with lower profit margins. Net loss for the first quarter of 2009 was $22.4 million, or ($0.27) per diluted share, compared to a loss of $4.5 million, or ($0.05) per diluted share, in the same period of 2008.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

        Revenues.    Revenues decreased 32%, or $63.6 million, to $134.9 million in the three months ended March 31, 2009, from $198.5 million in the three months ended March 31, 2008. The decline is primarily attributable to a decrease in our Americas and European markets, specifically driven by a decrease in unit sales of our footwear and Jibbitz products. Unit sales of footwear products decreased 20.0% or 2.1 million pairs, to 8.4 million pairs in the three months ended March 31, 2009, from 10.5 million pairs in the three months ended March 31, 2008. Sales of our Jibbitz products decreased 53.6% to $5.1 million in the three months ended March 31, 2009, from $11.0 million in the three months ended March 31, 2008.

        Our wholesale channel revenues decreased 45.0%, or $77.9 million, to $95.3 million, in the three months ended March 31, 2009, from $173.2 million for the three months ended March 31, 2008. We believe that this decrease is due to the global economic downturn, which has lessened consumer demand and caused some retailers to choose to operate at leaner inventory levels. We believe unit sales of our footwear also declined due to the challenges we face in merchandising our expanded product lines in existing wholesale channels as well as lessening consumer demand for our products as such products reach a more mature stage in their product life. Additionally, we believe competitors entering the market with imitation products that are sold at substantially lower prices has also contributed to the revenue decline.

        We operated retail locations, including retail stores, kiosks and outlets, which increased to 290 locations at March 31, 2009, which is up from 213 at March 31, 2008. Total revenue from Company-operated retail locations increased 60.3%, or $10.5 million, to $27.9 million in the three months ended March 31, 2009, from $17.4 million for the three months ended March 31, 2008. We expect revenues from our Company-operated retail stores to increase in the future as we continue to increase the number of our retail locations and focus on expanding our visual and fixture merchandising platforms.

Our plans for expanding retail locations in future periods may be adjusted, or suspended should economic conditions worsen or demand for our products further decline.

        Revenues from our internet channel increased $3.7 million, or 46.3%, to $11.7 million in the three months ended March 31, 2009 from $8.0 million in the three months ended March 31, 2008. The increase in revenues during the first quarter of 2009 is due primarily to increased web-based and other marketing efforts aimed at driving consumer awareness of our webstores. We intend to expand our webstores and web-based and other marketing initiatives into other markets depending on business and economic conditions.

        The majority of our revenues during the three months ended March 31, 2009 were attributable to our non-classic footwear models. Sales of our classic models, Beach and Cayman, represented 19.0% of total revenues for the quarter ended March 31, 2009, compared to 28.5% for the three months ended March 31, 2008. Sales of new 2009 footwear product lines represented 14.7% of our overall revenues for the three months ended March 31, 2009. We intend to continue to diversify our product offerings in order to expand our brand and expect that sales of our classic models will represent a smaller portion of our overall revenues in the future. We also intend to segment our product offerings into our various sales channels and to enhance our visual and fixture merchandising platforms in Company-operated and wholesale customers' stores to more effectively display our expanded product portfolio.

        Changes in foreign currency exchange rates in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 contributed to a reduction of $10.5 million in revenues. We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Americas Market.    Our revenues from the Americas decreased 36.8%, or $39.3 million, to $67.6 million in the three months ended March 31, 2009 compared to $106.9 million for the three months ended March 31, 2008. We believe the decline is reflective of economic conditions in the United States coupled with the challenges we face in merchandising our expanded product lines as well as the maturity of our core products in the consumer market and lessening demand for such products, as discussed in "Recent Events" above.

        The number of Company-operated retail locations in the Americas, including retail stores, kiosks and outlets, increased to 160 locations at March 31, 2009 from 149 locations at March 31, 2008. Revenue from Company-operated retail locations increased 58.9%, or $6.3 million, to $17.0 million in the three months ended March 31, 2009, from $10.7 million for the three months ended March 31, 2008. Our Company-operated retail locations allow us to showcase our entire product offering, which we believe results in better sales of new product offerings and increased brand awareness.

        Asian Market.    Our revenues in Asia increased 6.6%, or $2.4 million, to $39.0 million in the three months ended March 31, 2009 from $36.6 million for the three months ended March 31, 2008. The increase is attributable to higher unit sales quarter over quarter as we increased our direct sales in China and expanded our product offerings as well as our increase in door openings in 2009. Although we continued to experience revenue growth in the Asian market in the first quarter of 2009, as we expand into new countries, we believe the global economic downturn and the maturity of our core products in the region could affect our ability to grow revenues in this region and we could experience declines in revenues similar to those that we have recently experienced in the Americas and European markets.

        We increased the number of Company-operated retail venues in Asia to 116 locations at March 31, 2009, from 59 locations at March 31, 2008. Revenue from Company-operated retail locations increased 54.1%, or $3.3 million, to $9.4 million in the three months ended March 31, 2009, from $6.1 million for the three months ended March 31, 2008.

        European Market.    Our revenues in Europe decreased 48.6%, or $26.7 million, to $28.3 million in the three months ended March 31, 2009 from $55.0 million for the same period in 2008. We have noted a decline in revenues in certain European countries, particularly in those which represent a more mature market for our products. We believe this decline is due to an increased number of imitation products that we believe infringe on our intellectual property as well as the maturity of our core products in the consumer market and lessening demand for such product. We expect to continue defending our intellectual property rights in the European and other markets to mitigate such impacts, as we deem necessary.

        As of March 31, 2009, we operated 14 retail locations in Europe versus 5 in the same period of 2008. Revenue from Company-operated retail locations was $1.4 million in the three months ended March 31, 2009 versus $0.6 million for the three months ended March 31, 2008.

        Gross profit.    Gross profit decreased 41.7% to $49.7 million in the three months ended March 31, 2009. Gross margin declined to 36.9% in the three months ended March 31, 2009, compared to 42.9% for the three months ended March 31, 2008. The decrease in gross profit can be largely attributed to changes in our sales mix towards products with lower profit margins in the quarter ended March 31, 2009 when compared to the quarter ended March 31, 2008. We now manufacture a wide range of products which require additional materials, such as canvas, cloth lining and suede, and additional processes, such as stitching, to manufacture. As we continue to expand our portfolio and non-classic models become a larger portion of our business, we expect this trend to continue. Likewise, as our revenue has declined, our ability to leverage our fixed costs has lessened, thereby compressing our gross margins.

        Changes in foreign currency exchange rates in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 reduced our gross margin by $7.0 million. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Selling, general and administrative expenses.    Selling, general and administrative expense decreased 6.2% to $72.2 million in the three months ended March 31, 2009, from $77.0 million for the three months ended March 31, 2008. As a percentage of net revenues, selling, general and administrative expenses increased to 53.5% in the three months ended March 31, 2009 from 38.8% for the three months ended March 31, 2008. This decrease was primarily attributable to decreases in marketing expenses of $9.0 million, of which $2.9 million is related to corporate sponsorships and $6.1 million is related to advertising expenses, and decreases in salaries and wages of $4.0 million, offset by increases in depreciation of $1.8 million and increases in building expenses of $3.3 million related to additional retail and office space. In addition, total share-based compensation expense was $4.2 million for the three months ended March 31, 2009, compared to $5.4 million for the three months ended March 31, 2008. Also included in selling, general and administrative expenses for the three months ended March 31, 2009 is a net loss on changes in currency exchange rates for transactions denominated, and settled or to be settled, in a currency other than the functional currency of the consolidated entity of $3.4 million compared to a net gain on changes in currency exchange rates of $9.2 million for the three months ended March 31, 2008.

        Changes in foreign currency exchange rates in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 reduced our selling, general and administrative expenses by $3.7 million. We expect operations at consolidated companies with functional currencies other than the U.S. dollar will continue to represent a substantial portion of our overall business. Accordingly, changes in foreign currency exchange rates could materially affect our overall selling, general and administrative expenses, or the comparability of our selling, general and administrative expenses from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        During the 2008 fiscal year, we took certain actions to reduce our selling, general and administrative expenses. Those actions included workforce reductions, office space reductions, and reductions in certain discretionary spending, including discontinuation of certain sponsorship and consulting arrangements. We are continuing to evaluate our operating expenses, including selling, general and administrative expenses. Should economic conditions further deteriorate or demand for our products decline further, we may experience further declines in revenues and we may take additional actions to reduce our selling, general and administrative expenses further.

        Restructuring charges.    We recorded $3.8 million in restructuring charges in the three months ended March 31, 2008. These charges relate to our announcement in April 2008 of our decision to cease Canadian manufacturing activities and consolidate Canadian manufacturing and distribution into existing North American operations. Accordingly, as of March 31, 2008, we established reserves covering future known obligations of closed manufacturing and distribution operations in our Canada location. These reserves consisted entirely of termination benefits and were accounted for in accordance with SFAS 112, Employers' Accounting for Post Employment Benefits—an amendment of FASB Statements 5 and 43. We recognized an immaterial amount of restructuring charges during the three months ended March 31, 2009.

        Impairment charges.    We recorded impairment charges of $10.8 million during the three months ended March 31, 2008. The $10.8 million charge in 2008 consisted of the following:

  •
  $9.8 million related to the write-down of equipment and shoe molds. We evaluated our production capacity at our facilities compared with demand projections and capacity requirements and decided to abandon certain manufacturing equipment that clearly represented excess capacity. The impairment charge on shoe mods related to shoe styles that we either no longer intend to manufacture or styles for which we have more molds on hand than necessary to meet projected demand.

  •
  $1.0 million related to the write-off of goodwill for our Fury business, which was closed during the quarter.

        We recognized an immaterial amount of impairment charges during the three months ended March 31, 2009.

        Interest expense.    Interest expense increased $0.3 million to $0.7 million in the three months ended March 31, 2009. The increase in interest expense is the result of increased interest rates on our Revolving Credit Facility as the facility was renegotiated through 2008 and the first quarter of 2009.

        Other income/expense, net.    Other income increased $0.6 million, to $1.0 million in the three months ended March 31, 2009. The increase resulted primarily from the sale of certain equipment in our Europe segment to a third party.

        Income tax expense.    During the three months ended March 31, 2009, we recognized income tax expense of $0.2 million on a pre-tax loss of $22.2 million, compared to income tax benefit of $1.9 million on pre-tax income of $6.4 million for the three months ended March 31, 2008. The effective income tax rate was a 1.0% tax expense rate during the three months ended March 31, 2009 compared to a 29.4% tax benefit rate during the three months ended March 31, 2008. The change in the effective tax rate is primarily the result of a full valuation allowance recorded against the tax benefits of operating losses sustained in jurisdictions where management believes that it is not more likely than not that those tax benefits will be realized.

Liquidity and Capital Resources

        The accompanying condensed consolidated financial statements for the three months ended March 31, 2009 were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At March 31, 2009, we had $50.9 million in cash and cash equivalents. We had $19.8 million in borrowings outstanding under our Revolving Credit Facility which has no further available borrowings. Our Revolving Credit Facility, as amended, matures on September 30, 2009 and bears interest at rates based on a premium over the Bank's reference rate tied to the then-outstanding principal balance.

        We are currently in discussions to obtain a new borrowing arrangement to replace the existing Revolving Credit Facility and are exploring alternatives for other sources of capital for ongoing cash needs. There can be no assurance that we will be able to secure additional debt or equity financing or receive an extension of the current Revolving Credit Facility by or before the date of maturity of the Revolving Credit Facility and, accordingly, our liquidity and ability to timely pay our obligations when due could be adversely affected.

        We experienced rapid growth in our revenues and earnings from our inception through December 31, 2007 and had difficulty meeting customer demand for our footwear products. During this period, we significantly increased production capacity, warehouse space and inventory in an effort to meet demand. This pattern changed in 2008. Our revenue growth moderated and then began to decline during 2008 when compared to prior year. For the three months ended March, 31, 2009, this trend continued as our total revenues declined 32% and units of footwear sold declined 20.0% compared to the same period in 2008, attributable in large part to deteriorating global economic conditions, lessened demand for our products and difficulty marketing our expanded product line. We may incur additional losses through the remainder of 2009. Due to the decline in revenues and unit sales, we took certain actions to right-size our production and distribution capacity in 2008 and may take additional steps to right-size our business in 2009.

        We incurred a net loss of $22.4 million in the three months ended March 31, 2009 and experienced a decline in revenues from $198.5 million for the three months ended March 31, 2008 to $134.9 million for the three months ended March 31, 2009. Throughout 2008, we took certain actions to reduce our operating cost structure in response to declining revenues and unit sales, including closing our Canadian and Brazilian manufacturing operations, personnel reductions, and reductions in certain discretionary spending. We may incur additional losses through the remainder of 2009. Should revenues continue to decline in future periods, we may be required to take further cost reduction actions in order to maintain a level of liquidity necessary to meet our ongoing operational needs.

        Additionally, we continue to evaluate our operating plans for the next 12 months and are considering certain restructuring and right-sizing activities to address the potential for continued decreases in revenues. Our ability to continue as a going concern is dependent upon achieving a cost structure which supports the levels of revenues we are able to achieve. Our ability to return to profitability is dependent on the timely completion of these activities and there can be no assurance that any actions taken by us will result in a return to profitability. As discussed in the previous paragraphs, we face various uncertainties that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

        Continued declines in revenues and unit sales could have a material adverse effect on our operating results, cash flow and our ability to raise capital. We cannot fully anticipate future conditions given the substantial uncertainties in the credit markets and the economy in general. We may have unexpected costs and liabilities; revenue and cash provided by operations may decline; economic conditions may continue to weaken; and competitive pressures may increase, resulting in difficulty maintaining liquidity. Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to obtain additional financing on terms that are acceptable to us or at all.

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

        The changes in the global economy could also affect our customers' liquidity and capital resources and their ability to meet their payment obligations to us, which in turn would decrease their credit terms and our ability to collect our accounts receivable, which may have a material adverse impact on our cash flows and capital resources. We continue to monitor our accounts receivable aging and have recorded reserves as we deem appropriate. Our accounts receivable balance increased during the first quarter of 2009 due to the timing of sales in the quarter, which resulted in increased current outstanding balances as of March 31, 2009. Accounts payable also increased during the first quarter of 2009 as a result of the company extending the timing of its payments to vendors and suppliers.

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

        Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, may have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity.

        We have entered into various sponsorship agreements and operating leases that require cash payments on a specified scheduled. Over the next five years we will make payments of $130.7 million related to our operating lease agreements and $21.2 million related to our corporate sponsorship agreements. We plan to continue to enter into operating leases related to our retail stores. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

        Our inventories decreased to $131.2 million at March 31, 2009, from $143.2 million as of December 31, 2008. Since early 2008, as the result of less-than-previously-anticipated sales, we have been actively managing our inventory levels through decreased production and actively selling through our existing inventory with the goals of decreasing inventories and increasing our cash position. We expect new product introductions, limitations on production capacities and seasonal variations may cause our inventory to increase or decrease materially in the future as we adjust to meet changing market conditions. We believe our inventory levels will continue to decrease in 2009 due to projected sales and inventory management plans.

        We intend to continue to evaluate our product offerings to develop product collections in assortments that can be merchandised effectively to the consumer at our retailer and Company operated stores. As such, we expect that our future product offerings will be more focused by category and for color palette and the number of color combinations will be reduced in our seasonal offerings. During the three months ended March 31, 2009 and 2008, we had capital expenditures of $4.4 million and $22.2 million, respectively, related to the build-out our global infrastructure and to support our planned future growth. We will continue to make ongoing capital investments in molds and other tooling equipment related to manufacturing new products and footwear styles as well as those related to opening additional retail stores; however, we plan to reduce our expenditures in our distribution, manufacturing and software development efforts due to our reduction in revenues. We plan to continue to selectively invest in information technology systems that will increase efficiencies as well as increase the operating effectiveness of our manufacturing, warehousing, and distribution operations. We expect to continue to invest in our global information systems infrastructure to further strengthen our management information and financial reporting capabilities.

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

        We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business through September 30, 2009 and beyond the term of our current Revolving Credit Facility. In order to provide liquidity beyond September 30, 2009, we are exploring alternatives for a new borrowing arrangement and are exploring other sources for capital to meet our ongoing needs. There can be no assurance that any such capital will be available to us on acceptable terms or at all especially due to current conditions and uncertainty in the global credit markets. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Our inability to secure financing before the September 30, 2009 maturity date of our Revolving Credit Facility or obtain an extension may result in a material adverse effect on our financial condition.

Seasonality

        Due to the rapid evolution of our business, there is still uncertainty in the degree to which sales of our footwear products will be subject to seasonality in the future. From inception through December 31, 2007, we experienced significant sales growth. In 2008, our sales moderated and began to decline quarter over quarter due in large part to declining economic conditions and declining demand for our products. We expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year. We intend to continue branching out into other types of footwear, bringing unique and original perspective, to the consumer in styles that may be unexpected from Crocs.

While we have introduced footwear models that are more suitable for cold weather, such as the Mammoth, Endeavor, Georgie, All Terrain, Snowmini, and YOU by Crocs ™ styles, we believe that demand for our products, and therefore our sales, may be subject to seasonal variations and may be significantly impacted by weather conditions. The majority of our revenues during the three months ended March 31, 2009 were attributable to our Beach, Cayman as well as other footwear styles which are more suitable for fair weather. However, we believe that the expansion into other types of footwear products will help us build a stable year-round business as we look to offer more winter-oriented styles.

        In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions or fluctuating consumer preferences. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may fluctuate. We believe that the changes in our business resulting from the deteriorating global economic conditions as well as the lessening demand for our products were so significant in 2008 that we cannot reasonably determine the extent of the seasonality of our business. However, we have observed that, historically, our first and fourth quarter revenues are less than our second and third quarter revenues and we expect this seasonality trend to continue.

Critical Accounting Policies and Estimates

        For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein. As of March 31, 2009, there were no significant changes in those critical accounting policies or estimation procedures.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Credit and Interest Rate Risk

        We are exposed to interest rate risk to the extent that interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. As of March 31, 2009, the effective interest rate on our Revolving Credit Facility was 11.25%. The interest payable on our Revolving Credit Facility is determined based on the lender's applicable reference rate, as defined in the agreement, plus 9.0%, and, therefore, is affected by changes in market interest rates. As of March 31, 2009, we had $19.8 million outstanding on our Revolving Credit Facility. Based on this aggregate amount borrowed as of March 31, 2009, we would have a resulting decline in future annual earnings and cash flows of approximately $0.7 million for every 1% increase in the lender's reference lending rate.

        We earned interest income of $0.3 million on our cash and cash equivalents during the three months ended March 31, 2009. We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates, and if the weighted average rate of return on cash and cash equivalents, and restricted cash, were to increase or decrease by 1%, the impact on interest income would be approximately $0.5 million, net of tax during the quarter ended March 31, 2009.

Foreign Currency Exchange Risk

        We have significant non-U.S. dollar revenues from foreign sales in recent periods. While the majority of expenses attributable to our foreign operations are paid in the functional currency of the country in which such operations are conducted, we pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase or decrease, as applicable, in value by 1%, the impact on international sales of $75.7 million during the three months ended March 31, 2009 would have been an increase or decrease, as applicable, in consolidated revenues by $0.8 million. The volatility of the applicable exchange rates are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. We may, in the future, engage in foreign exchange hedging contracts to reduce our economic exposure to changes in exchange rates. If we do engage in foreign exchange hedging, the foreign exchange hedging contracts will be entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. As of March 31, 2009, we did not have any foreign exchange hedging contracts.

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

Changes in Internal Control over Financial Reporting

        During the three months ended March 31, 2009, we made changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In February 2009, we implemented a new inventory management system in the United States. Certain processes and controls were changed to accommodate the needs and requirements of our business and our financial reporting system.

 PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, Crocs filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. Crocs' motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc. and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. Crocs filed a petition with the Commission to review this determination. The Commission granted Crocs' petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. Crocs filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit is expected to be completed in April 2009 and oral argument has not yet been scheduled.

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

        In December 2007, a plaintiff filed a shareholder derivative action in the Colorado District Court for the City and County of Boulder alleging that certain officers and directors of the Company breached their fiduciary duties, wasted corporate assets, and were unjustly enriched. This derivative action purported to state a claim on behalf of the Company. The plaintiff filed an amended complaint in July 2008, which alleges claims that arise from the conduct alleged in the federal shareholder class action and allegations regarding additional statements made by the Company between November 2007 and May 2008. Following motions filed by the Company and individuals, the court has entered an order dismissing the lawsuit with prejudice. Pursuant to a stipulation filed by the parties and entered by the court, the plaintiff is not appealing the order.

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

ITEM 1A.    Risk Factors

        There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Form 10-K"). In addition to the other information set forth in this report, readers are encouraged to carefully consider the factors discussed in Part I, "Item 1A Risk Factors" in our 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2008 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.    Exhibits.

Exhibit List

Exhibit Number	Description
3.1**	Restated Certificate of Incorporation of Crocs, Inc.
3.2**	Amended and Restated Bylaws of Crocs, Inc.
4.1*	Specimen common stock certificate.
10.1
Employment Agreement dated February 9, 2009 by and between Crocs, Inc. and John McCarvel (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009).
10.2
Employment Agreement dated February 24, 2009 by and between Crocs, Inc. and John Duerden (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2009).
10.3
Amendment No. 10 to Loan Agreement, dated as of March 31, 2009 by and between Crocs, Inc. and Union Bank of California, N.A. (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).
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

CROCS INC.
Date: May 7, 2009	By:	/s/ RUSSELL C. HAMMER
		Name:	Russell C. Hammer
		Title:	Chief Financial Officer, Senior Vice President—Finance and Treasurer