Form 10-Q
period 2009-06-30
Crocs, Inc.
filed 2009-08-06
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

         As of July 31, 2009, Crocs, Inc. had 85,799,836 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.
Form 10-Q
Quarter Ended June 30, 2009

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$197,722	$222,770	$332,614	$421,310
Cost of sales	96,610	132,482	181,771	245,788

Gross profit	101,112	90,288	150,843	175,522
Selling, general and administrative expenses	90,983	89,857	163,181	166,833
Restructuring charges	5,915	470	5,953	4,319
Impairment charges	23,655	2,903	23,724	13,716
Charitable contributions	5,078	—	5,119	—

Loss from operations	(24,519)	(2,942)	(47,134)	(9,346)
Interest expense	562	598	1,257	971
Gain on charitable contributions	(2,024)	—	(2,024)	—
Other expense (income)	(343)	314	(1,446)	(47)

Loss before income taxes	(22,714)	(3,854)	(44,921)	(10,270)
Income tax expense (benefit)	7,567	(5,986)	7,777	(7,875)

Net income (loss)	$(30,281)	$2,132	$(52,698)	$(2,395)

Net income (loss) per common share:
Basic	$(0.36)	$0.03	$(0.62)	$(0.03)

Diluted	$(0.36)	$0.03	$(0.62)	$(0.03)

Weighted average common shares outstanding:
Basic	84,882,241	82,718,731	84,638,783	82,603,666

Diluted	84,882,241	83,740,782	84,638,783	82,603,666

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$77,477	$51,665
Restricted cash	813	—
Accounts receivable, net	67,050	35,305
Inventories	111,615	143,205
Deferred tax assets, net	11,386	11,364
Income tax receivable	1,138	24,417
Prepaid expenses and other current assets	21,010	13,415

Total current assets	290,489	279,371
Property and equipment, net	74,475	95,892
Restricted cash	1,795	2,922
Intangible assets, net	34,026	40,892
Deferred tax assets, net	21,669	21,231
Other assets	15,113	15,691

Total assets	$437,567	$455,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,296	$35,137
Accrued expenses and other current liabilities	48,613	50,076
Accrued restructuring charges	6,445	1,439
Deferred tax liabilities, net	98	30
Income taxes payable	22,311	24,420
Note payable, current portion of long-term debt and capital lease obligations	17,732	22,431

Total current liabilities	137,495	133,533
Deferred tax liabilities, net	5,087	2,917
Long term restructuring	663	959
Other liabilities	32,374	31,427

Total liabilities	175,619	168,836

Commitments and contingencies (note 12)
Stockholders' equity:
Common shares, par value $0.001 per share; 250,000,000 shares authorized, 86,144,566 and 85,620,566 shares issued and outstanding at June 30, 2009 and 83,543,501 and 83,019,501 shares issued and outstanding at December 31, 2008	84	84
Treasury Stock, 524,000 shares, at cost	(25,022)	(25,022)
Additional paid-in capital	256,981	232,037
Deferred compensation	(13)	(246)
Retained earnings	11,535	64,233
Accumulated other comprehensive income	18,383	16,077

Total stockholders' equity	261,948	287,163

Total liabilities and stockholders' equity	$437,567	$455,999

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(52,698)	$(2,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,177	17,421
(Gain) loss on disposal of fixed assets	(753)	432
Unrealized gain on foreign exchange rates	(10,729)	(6,331)
Deferred income taxes	1,342	(10,663)
Asset impairment	23,656	13,716
Inventory write down	2,568	—
Charitable contributions	5,075	275
Gain on charitable contributions	(2,024)	—
Non-Cash Restructuring Charges	1,768	—
Share based compensation	23,419	10,759
Excess tax benefit on share-based compensation	—	(2,398)
Bad debt expense	1,263	703
Changes in operating assets and liabilities:
Accounts receivable	(31,650)	29,842
Income tax receivable	23,130	—
Inventories	25,944	35,574
Prepaid expenses and other assets	(5,889)	(12,301)
Accounts payable	225	(54,939)
Accrued restructuring charges	4,644	867
Accrued expenses and other liabilities	(2,351)	5,928

Cash provided by operating activities	26,117	26,490

Cash flows from investing activities:
Cash paid for purchases of property and equipment	(6,024)	(27,845)
Proceeds from disposal of property and equipment	1,108	—
Cash paid for intangible assets	(2,450)	(7,069)
Acquisition of businesses, net of cash acquired	—	(5,256)
Restricted cash	264	(3,624)

Cash used in investing activities	(7,102)	(43,794)

Cash flows from financing activities:
Proceeds from note payable, net	—	60,400
Repayment of note payable and capital lease obligations	(5,130)	(30,553)
Excess tax benefit on share-based compensation	—	2,398
Exercise of stock options	227	3,236

Cash (used in) provided by financing activities	(4,903)	35,481

Effect of exchange rate changes on cash	11,700	(3,282)

Net increase in cash and cash equivalents	25,812	14,895
Cash and cash equivalents—beginning of period	51,665	36,335

Cash and cash equivalents—end of period	$77,477	$51,230

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$1,233	$884
Income taxes	$6,745	$11,684
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$4,806	$7,445

Accrued purchases of intangibles	$1,388	$1,232

Assets acquired through capital leases	$1,024	$—

Accrued acquisition purchase price	$—	$5,332

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, these statements do not include all of the information and disclosures required by GAAP or Securities and Exchange Commission ("SEC") rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, ("GAAP"). These accounting principles require management of the Company to make certain estimates, judgments and assumptions. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, returns and discounts, impairment assessments and charges, recoverability of assets, including deferred tax assets, uncertain tax positions, share-based compensation expense, fair value of acquired intangibles, assessment of lower of cost or market on inventory, useful lives assigned to long-lived assets, depreciation and provisions for contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Management also makes estimates in our assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 15—Legal Proceedings. Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

Going Concern

        From our inception through the year ended December 31, 2007, we experienced rapid revenue growth and had difficulty meeting demand for our footwear products. During this period, we

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. BASIS OF PRESENTATION (Continued)

significantly increased our production capacity, warehouse space and inventory in an effort to meet demand. This pattern changed in 2008. Due to deteriorating economic conditions, lessened demand for our products and difficulty marketing our expanded product line, our sales moderated in the first half of 2008 and declined during the last half of 2008. We continued to be affected by many of the same issues during the first six months of 2009. The Company's total revenues declined 21.1% during the six months ended June 30, 2009 compared to the same period in the previous year. In 2008 and the first half of 2009, the Company incurred various one-time cash and non-cash restructuring and impairment costs as the Company took steps to right-size its production and distribution capacity to be more in line with demand for its product. The Company incurred losses of $52.7 million in the six months ended June 30, 2009 and may incur additional losses through the remainder of 2009 and in the future.

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

        At June 30, 2009, the Company had $77.5 million in cash and cash equivalents. The Company had $17.3 million in borrowings outstanding at June 30, 2009 under its credit agreement ("Revolving Credit Facility"). The remaining balance on the Revolving Credit Facility was paid in full on August 3, 2009. See Note 16—Subsequent Events for further discussion.

        We are currently in discussions to obtain a new borrowing arrangement, which will most likely be an asset-backed revolving line of credit, to provide us with flexibility with respect to ongoing cash needs. Additionally, the Company has filed a Form S-3 with the SEC to allow it additional flexibility in exploring financing options. There can be no assurance that the Company will be able to secure additional debt or equity financing and, accordingly, the Company's liquidity and ability to timely pay its obligations when due could be adversely affected.

        As the Company continues to re-evaluate its operating plans for 2009 and beyond, it has undertaken certain restructuring and right-sizing activities to address the potential for continued decreases in revenues. The Company's ability to continue as a going concern is dependent upon achieving a cost structure which supports the levels of revenues the Company is able to achieve. There can be no assurance that any actions taken by the Company will result in a return to profitability.

        The accompanying condensed consolidated financial statements for the six months ended June 30, 2009 were prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As discussed in the previous paragraphs, the Company faces various uncertainties that raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company adopted SFAS 141(R) effective January 1, 2009. Such adoption did not have a material impact on the Company's condensed consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51("SFAS 160"), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company's fiscal year beginning January 1, 2009. The Company adopted SFAS 160 effective January 1, 2009. Such adoption did not have a material impact on the Company's condensed consolidated financial statements.

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosures to provide transparency to these activities and their effects on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the Company's fiscal year beginning January 1, 2009. The Company adopted SFAS 161 effective January 1, 2009. Such adoption did not have a material impact on the Company's condensed consolidated financial statements.

        In December 2008, the FASB issued FASB Staff Positions ("FSP") FIN 46(R)-8, Interests in Variable Interest Entities and FSP FAS 140-4, Disclosures about Transfers of Financial Assets, which will increase disclosure requirements for public reporting companies for reporting periods that end after December 15, 2008. This FSP amends SFAS 140, Disclosures about Transfers of Financial Assets, to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The Company adopted the requirements of FSP FAS 140-4 and FSP FIN 46(R) beginning December 31, 2008. The adoption of FSP FAS 140-4 and FSP FIN 46(R) did not have a material impact on the Company's condensed consolidated financial statements.

        In April 2008, the FASB issued FSP SFAS 142-3, Determination of Useful Lives in Intangible Assets, on SFAS 142, Goodwill and Other Intangible Assets, to amend one of six factors that should be considered in determining the useful life of an intangible asset, primarily related to changes in the factors considered in the area of renewals of extensions. FSP SFAS 142-3 requires additional disclosure related to renewals and/or extensions of impacted intangible assets. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, a Staff Position on SFAS 141(R), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Such adoption did not have an impact on the Company's condensed consolidated financial statements.

        In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events ("SFAS 165"), which was issued to establish principles and requirements for recognition of subsequent events that occur after the balance sheet date but prior to the issuance of the financial statements. Further, it distinguishes between subsequent events that should be recognized in the financial statements and those that should not. SFAS 165 adds additional disclosure requirements; it requires the disclosure of the date through which subsequent events were evaluated, including the rationale for why the date was chosen. Additionally, SFAS 165 stipulates the disclosure for certain non-recognized subsequent events. SFAS 165 is effective for periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

        In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities to require an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling financial interest in a variable interest entity and to require ongoing reassessments of this nature. SFAS 167 amends certain guidance in FASB Interpretation 46(R) for determining whether an entity is a variable interest entity and adds additional reconsideration for making this determination when facts or circumstances change. The guidance requires enhanced disclosures that will provide more transparent information about an entity's involvement in a variable interest entity. SFAS 167 is effective for the fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.

        In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements. The codification also contains interpretive releases of the SEC under federal securities laws and is a source of authoritative GAAP for SEC registrants. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009 and shall be applied prospectively. The Company does not expect the adoption of the standard to materially change the presentation of its financial statements.

        In April 2009, the FASB issued FSP SFAS 107-1, Interim Disclosures About Fair Value of Financial Instruments, on SFAS 107 Disclosures about Fair Value of Financial Instruments, which expands the fair value disclosures required for all financial instruments within the scope of SFAS 107 to interim periods. The FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

changes of the methods and significant assumptions from prior periods. It does not require interim disclosures of credit or market risks. FSP SFAS 107-1 is effective for interim and annual periods ending after June 15, 2009. Such adoption did not have a material impact on the Company's condensed consolidated financial statements. The carrying value of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, continue to approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company, with similar terms, the carrying values of the capital lease obligations and the line of credit approximate their fair values. These methods and assumptions have not changed from prior periods.

3. INVENTORIES

        Inventories by major classification are as follows (in thousands):

	June 30, 2009	December 31, 2008
Finished goods	$97,917	$126,078
Work-in-progress	240	184
Raw materials	13,458	16,943

Net Inventory	$111,615	$143,205

        During the three months ended June 30, 2009, the Company donated certain inventory items to charitable organizations. The inventory items consisted of end of life units, some fully valued, partially impaired and fully impaired. The contributions made were expensed at their fair value, or $5.1 million, in accordance with SFAS No. 116, Accounting for Contributions Received and Contributions Made. As the fair value of the inventory contributed exceeded their carrying amount, a gain of $2.0 million was recognized for a net reduction of inventory of $3.1 million.

4. PROPERTY AND EQUIPMENT

        Property and equipment includes the following (in thousands):

	June 30, 2009	December 31, 2008
Machinery and equipment	$77,545	$108,552
Leasehold improvements	35,385	32,771

Subtotal	112,930	141,323
Less: Accumulated depreciation	(38,455)	(45,431)

Total Property and equipment	$74,475	$95,892

        During the three and six months ended June 30, 2009, the Company recognized an impairment charge of $17.1 million on fixed assets, primarily related to shoe molds and distribution facility assets. The impairment charge on molds related primarily to shoe styles that the Company either no longer intends to manufacture or styles for which the Company has more molds on hand than is necessary to meet projected demand. The impairment charge on distribution facility assets related to equipment and

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. PROPERTY AND EQUIPMENT (Continued)

fixtures for the Company's North American distribution centers that were closed and consolidated. These charges are recorded in the impairment charges line item of the condensed consolidated statement of operations for the three and six months ended June 30, 2009, and are accounted for as assets to be abandoned, in accordance with FASB Statement 144, Accounting for the Impairment and Disposal of Long-Lived Assets ("SFAS 144"), and are included in the property and equipment line item on the condensed consolidated balance sheet.

        At June 30, 2009, the Company classified $0.9 million as assets held for sale, primarily in connection with the closure and consolidation of the Company's distribution and manufacturing facilities. The assets held for sale consist of equipment, vehicles and fixtures and were classified on the condensed consolidated balance sheet at the lower of carrying value or fair value less costs to sell, in accordance with SFAS 144 and are included in the line item prepaid expenses and other current assets on the Company's condensed consolidated balance sheet.

5. GOODWILL AND INTANGIBLE ASSETS

        The following table summarizes the Company's identifiable intangible assets as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Patents, copyrights, and trademarks	$5,733	$986	$4,747	$8,190	$694	$7,496
Customer relationships	5,677	4,340	1,337	6,075	3,685	2,390
Core technology	4,189	4,189	—	4,001	3,602	399
Non-competition agreement	636	530	106	636	466	170
Capitalized software	33,840	6,004	27,836	35,309	4,872	30,437

Total Intangible assets	$50,075	$16,049	$34,026	$54,211	$13,319	$40,892

        During the three and six months ended June 30, 2009, the Company recognized an impairment charge of $6.6 million, on intangible assets. The impairment charge is primarily related to the Company's decision to no longer pursue the Tagger brand and the decision to discontinue the use of certain capitalized software assets as part of the Company's restructuring activities. These charges are recorded in the impairment charges line item of the condensed consolidated statement of operations for the three and six months ended June 30, 2009, and are accounted for as assets to be abandoned, in accordance with SFAS 144.

        Certain software held under a capital lease in the amount of $1.0 million is classified as capitalized software and amortized using the straight-line method over the useful life. Amortization of capitalized software under capitalized leases is included in amortization expense on the Company's condensed consolidated statement of operations.

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

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities include the following (in thousands):

	June 30, 2009	December 31, 2008
Accrued compensation and benefits	$15,760	$10,178
Fulfillment and freight and duties	7,284	7,832
Professional services	5,762	4,340
Sales/Use and VAT taxes payable	5,738	3,577
Accrued loss on purchase commitments	576	2,102
Pforce inventory buyback	—	5,260
Accrued purchase price related to acquisitions	—	150
Other	13,493	16,637

	$48,613	$50,076

7. RESTRUCTURING ACTIVITIES

        During the year ended December 31, 2008, the Company announced its decision to restructure its operations. This decision included the closure of its Canadian and Brazilian manufacturing facilities and the consolidation of Canadian distribution activities into other existing North American operations. The Company has established reserves to cover future known obligations related to the closure of the Canadian and Brazilian manufacturing operations and the consolidation of the Canadian distribution operations.

        During the three months ended June 30, 2009, the Company announced its decision to further restructure its operations and has made certain organizational changes in order to better align costs with revenues. This decision included the closure of various warehouses and office buildings as well as settlement and termination of contracts prior to term. The Company incurred restructuring charges of $11.2 million, of which $5.3 million is included in costs of sales. Of the restructuring charges taken, $4.1 million related to the termination of operating leases and other costs associated with closing the facilities and relocating employees; $3.8 million related to the termination of its manufacturing agreement with a third party in Bosnia and its sponsorship agreement with Association of Volleyball Professionals ("AVP"); and $1.1 million as a restructuring charge related to obtaining a release from any further obligations under the purchase agreement with Bite, LLC. Restructuring charges also include $2.2 million in severance costs, consisting primarily of $1.8 million, $1.6 million of stock compensation and $0.2 million in deferred compensation expense, in connection with the Company's separation agreement with the former Chief Executive Officer in which certain stock options, restricted

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. RESTRUCTURING ACTIVITIES (Continued)

stock awards and deferred compensation were accelerated. See Note 9—Stock-Based Compensation for further discussion.

        Reserves are included in the line items accrued restructuring charges and long-term restructuring in the Company's condensed consolidated balance sheets and are recorded under the line item restructuring charges within costs of sales and selling, general and administrative expenses on the Company's condensed consolidated statement of operations.

        The following table details the changes in the restructuring accruals during the six months ended June 30, 2009 (in thousands):

Description	Year Ended December 31, 2008	Additions	Cash Payments	Adjustments	Six Months Ended June 30, 2009
Termination benefits	$676	$456	$(863)	$55	$324
Operating lease exit costs	1,488	959	(298)	(589)	1,560
Other restructuring costs(1)	234	7,987	(2,785)	(212)	5,224

	$2,398	$9,402	$(3,946)	$(746)	$7,108

        (1)   Other restructuring costs include early termination costs for operating leases, cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to the other Company facilities.

8. NOTES PAYABLE

        Notes payable consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Revolving Credit Facility	$17,300	$22,422
Capital Lease Obligations	1,087	9

Total notes payable and capital lease obligations	$18,387	$22,431

  Notes Payable

        On January 27, 2009, the Company entered into Amendment No. 8 of the Revolving Credit Facility. The eighth amendment did not amend any material terms.

        On February 13, 2009, the Company entered into Amendment No. 9 to the Revolving Credit Facility, extending the maturity date to April 2, 2009 and requiring the Company to make five installment payments of $0.2 million each on dates agreed upon by the Company and Union Bank.

        On March 31, 2009, the Company entered into Amendment No. 10 of the Revolving Credit Facility, extending the maturity date of the Revolving Credit Facility from April 2, 2009 to September 30, 2009. Upon execution of the tenth amendment, the Company paid approximately $1.6 million to be applied against the principal balance of the Revolving Credit Facility. Additionally,

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. NOTES PAYABLE (Continued)

the tenth amendment requires the Company to pay accrued and unpaid interest on the first day of each month and make monthly principal payments through August 31, 2009, ranging from $1 million to $4 million. All principal amounts outstanding under the Revolving Credit Facility will bear interest at rates based on a premium over the Bank's reference rate tied to the then-outstanding principal balance. As of the effective date of the tenth amendment, this interest rate constituted a decrease in the interest rate from the previous agreement between the parties. At maturity, all remaining principal and interest is due and payable to the Bank. The tenth amendment also required the Company to continue to periodically provide certain financial information to the Bank.

        On April 10, 2009, the Company entered into Waiver and Amendment No. 11 to the Revolving Credit Facility, to amend the terms of the agreement by providing a waiver to allow the Company to repurchase employee stock options, not to exceed $0.3 million, in the tender offer that commenced on April 2, 2009 as discussed further in Note 9—Stock Based Compensation. Upon execution of the waiver and eleventh amendment, the Company paid $0.5 million to be applied against the principal balance of the Revolving Credit Facility. The amendment did not otherwise alter any material terms from the tenth amendment dated March 31, 2009.

        As of June 30, 2009, the outstanding balance of the Revolving Credit Facility was $17.3 million and was subject to an interest rate of 10.25% per annum. The remaining balance on the Revolving Credit facility was paid in full on August 3, 2009. See Note 16—Subsequent Events for further discussion.

  Capital Leases

        During the three months ended June 30, 2009, the Company acquired intangible assets under capital leases for capitalized software and maintenance of $1.0 million. Final payment is due June 1, 2012 and has an effective interest rate of 8.8% per annum.

9. STOCK-BASED COMPENSATION

        During the three and six months ended June 30, 2009, the Company granted 470,000 and 1,653,000 options, respectively, to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $1.69 and $0.89 per share and a weighted average exercise price of $3.36 and $1.85, respectively. Options granted generally vest ratably over four years with the first year vesting on a "cliff" basis followed by monthly vesting for the remaining three years. Compensation expense is recognized ratably over the four year vesting period. During the three and six months ended June 30, 2009, the Company also granted 575,712 and 1,252,110 shares, respectively, of restricted stock to employees and to non-employee directors, which vest over three years and have a weighted average grant date fair value of $3.55 and $2.34 per share, respectively.

        During the three and six months ended June 30, 2008, the Company granted 672,200 and 1,658,100 options, respectively, to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $4.52 and $10.49 per share and a weighted average exercise price of $10.01 and $23.27, respectively. During the three months ended June 30, 2008, the Company also issued 283,500 shares of restricted stock to employees, which vest over three years, with a grant date fair value of $10.77 per share and issued 68,964 shares of restricted stock to non-employee directors, which were immediately vested, with a grant date fair value of $8.70 per share.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

        Stock-based compensation expense, including options and non-vested shares, was $19.4 million and $25.1 million for the three and six months ended June 30, 2009, respectively. These expense amounts include $16.3 million related to the Company's tender offer and $1.6 million of accelerated vesting charges related to the separation agreement with the Company's former Chief Executive Officer, which was included as restructuring charges, both of which are discussed further below. Stock-based compensation expense was $5.3 million and $10.8 million in the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2009, $206,000 and $536,000, respectively, of the stock-based compensation was capitalized in inventory as part of the overhead allocation. For the three and six months ended June 30, 2008, $221,000 and $707,000, respectively, of the stock-based compensation was capitalized in inventory as part of the overhead allocation.

        During the three and six months ended June 30, 2009, 84,863 and 201,673 options to purchase common shares were exercised, 258,526 and 475,428 options to purchase common stock were forfeited, and 310,008 and 367,239 shares of restricted stock vested, respectively. During the three and six months ended June 30, 2008, 43,739 and 482,687 options to purchase common shares were exercised, 355,993 and 445,697 options to purchase common stock were forfeited, and 98,172 and 127,380 shares of restricted stock vested, respectively.

        Tender Offer.    Due to declines in the market price of the Company's common stock, the exercise prices of a substantial number of outstanding stock options held by our employees far exceeded the market price of our common stock as of April 2, 2009 (referred to as "underwater options"). This decline in the Company's common stock price substantially eliminated the incentive and retention value of the options previously granted to the Company's employees. Accordingly, on April 2, 2009, after a comprehensive review of our compensation program, the Company offered to purchase stock options with exercise prices equal to or greater than $10.50 per share for cash from certain eligible employees (the "Tender Offer") in order to restore the incentive value of the Company's long-term performance award programs. Individuals eligible to participate in the Tender Offer were those employees, including officers and non-employee directors, who continued to be employees or directors of the Company from the April 2, 2009 offer date to the offer's expiration date on April 30, 2009. Participation in the Tender Offer was voluntary. As a result of the Tender Offer, the Company made an aggregate cash payment of $0.1 million to repurchase 2,315,951 options that were tendered to the Company. Accordingly, the Company recorded a charge of $16.3 million in the quarter ended June 30, 2009 related to previously unrecognized share-based compensation expense for these tendered options. Of this $16.3 million charge, $13.3 million was recorded to selling, general and administrative expenses and $3.0 million was recorded to cost of sales. Additionally, the pool of shares available for future grant under the 2007 Equity Incentive Plan (the "2007 Plan") increased 817,700 as a result of the Tender Offer. Shares tendered that were originally granted from the 2005 Equity Incentive Plan (the "2005 Plan") are not available for future grant.

        Separation Agreement.    On June 30, 2009, the Company entered into a separation agreement with its former Chief Executive Officer. Pursuant to the separation agreement, vesting of 321,195 options to purchase Company common stock and 114,917 restricted stock awards were accelerated as of June 30, 2009. These options to purchase Company common stock will remain exercisable until the original expiration date of such options. Additionally, pursuant to the terms of the separation agreement, the Company's former Chief Executive Officer forfeited 267,707 options to purchase Company common

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

stock. The Company recorded a charge of $1.6 million and $0.2 million to restructuring charges related to the acceleration of the vesting of these options and restricted stock awards, and the acceleration of deferred compensation expense, respectively.

10. INCOME TAXES

        During the three months ended June 30, 2009, the Company recognized an income tax expense of $7.6 million on a pre-tax loss of $22.7 million, representing an effective income tax rate of (33.3%) compared to an income tax benefit of $6 million on a pre-tax loss of $3.9 million, representing an effective income tax benefit rate of 155.3% for the three months ended June 30, 2008. During the six months ended June 30, 2009, the Company recognized an income tax expense of $7.8 million on a pre-tax loss of $44.9 million, representing an effective income tax rate of (17.3%) compared to an income tax benefit of $7.9 million on a pre-tax loss of $10.3 million, representing an effective income tax benefit rate of 76.7% for the six months ended June 30, 2008.

        The change in the effective tax rate for the three and six months ended June 30, 2009 is primarily the result of the full valuation allowance recorded against the tax benefits of operating losses sustained in jurisdictions where management believes that it is not more likely than not that those tax benefits will be realized. The Company had unrecognized tax benefits of $28.2 million at December 31, 2008 and $28 million as of June 30, 2009. There were no material changes to uncertain tax benefits requiring disclosure in accordance with FIN 48 during the six month period ended June 30, 2009.

11. EARNINGS (LOSS) PER SHARE

        Basic income (loss) per share ("EPS") is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. EARNINGS (LOSS) PER SHARE (Continued)

diluted EPS. EPS for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Reconciliation of net income (loss) for dilutive computation:
Net income (loss) for dilutive computation	$(30,281)	$2,132	$(52,698)	$(2,395)

Basic income (loss) per common share:
Weighted average common shares outstanding	84,882,241	82,718,731	84,638,783	82,603,666

Basic income (loss) per common share	$(0.36)	$0.03	$(0.62)	$(0.03)

Diluted income (loss) per common share:
Weighted average common shares outstanding
Dilutive effect of stock options	—	948,148	—	—
Dilutive effect of unvested stock	—	73,903	—	—

Weighted average diluted common shares outstanding	84,882,241	83,740,782	84,638,783	82,603,666

Diluted income (loss) per common share	$(0.36)	$0.03	$(0.62)	$(0.03)

        Due to the Company's net loss for the three and six months ended June 30, 2009 and the six months ended June 30, 2008, the dilutive effect of stock options and unvested restricted stock awards were not included in the computation of diluted EPS, as their inclusion would have been anti-dilutive.

        For the three and six months ended June 30, 2009, there were options outstanding and unvested restricted stock awards, which could potentially dilute basic EPS in the future but were not included in diluted loss per share as their effect would have been anti-dilutive. The weighted average exercise price per share of the options was $5.65 and $10.84 for the three and six months ended June 30, 2009 and the six months ended June 30, 2008, respectively. The total number of anti-dilutive options for the three and six months ended June 30, 2009 and the six months ended June 30, 2008 was 4,869,628 and 7,137,208, respectively.

12. COMMITMENTS AND CONTINGENCIES

        At December 31, 2008 the Company had purchase commitments with its third party manufacturers for $14 million in inventory. Approximately 449,000 pairs of shoes, or $2.1 million, of this commitment was for certain products at prices in excess of net realizable value, given the Company's plans for sales of the product, which was included in accrued expenses at December 31, 2008. As of June, 30, 2009, a minimal amount remained in accrued expenses.

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

        The Company guarantees the payment of its third-party manufacturer in China for purchases of material for the manufacture of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $2.9 million) at June 30, 2009. The Company evaluates the estimated loss for the guarantee under FASB Statement No. 5, Accounting for Contingencies ("SFAS 5"), as interpreted by FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. To date, the Company has not made any payments under the guarantee and, as of June 30, 2009, has not recorded a liability related to the guarantee in its financial statements, as the Company does not believe the potential obligation under this guarantee is material.

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

        The Company has other various nonmaterial commitments and contingencies that are not discussed above.

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

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. OPERATING SEGMENTS AND RELATED INFORMATION (Continued)

        The Company's sales by product line are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Footwear	$184,837	$201,755	$311,024	$385,922
Other	12,885	21,015	21,590	35,388

	$197,722	$222,770	$332,614	$421,310

        Geographic information about the United States and international territories is presented below. The Company has allocated revenues to the geographic locations based on the location of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
United States	$71,708	$92,631	$129,831	$185,281
Canada	6,909	8,811	11,292	15,255
Mexico	1,801	1,348	3,402	3,424

North America Total	80,418	102,790	144,525	203,960
Asia	79,946	62,953	118,976	99,995
Europe	32,113	55,601	60,044	110,872
Other	5,245	1,426	9,069	6,483

	$197,722	$222,770	$332,614	$421,310

Total for countries outside the United States	$126,014	$130,139	$202,783	$236,029

	June 30, 2009	December 31, 2008
Long-lived assets
United States	$49,145	$64,340
Canada	2,175	1,857
Mexico	2,178	2,302

North America Total	53,498	68,499
Asia	10,313	12,720
Europe	10,191	14,024
Other	473	649

Total Long Lived Assets	$74,475	$95,892

Total for countries outside the United States	$25,330	$31,552

        There were no customers that comprised greater than 10% of the consolidated revenues of the Company for the three or six months ended June 30, 2009 or 2008.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(30,281)	$2,132	$(52,698)	$(2,395)
Foreign currency translation	6,236	(1,347)	2,306	1,688

Comprehensive income (loss)	$(24,045)	$785	$(50,392)	$(707)

15. LEGAL PROCEEDINGS

        On March 31, 2006, the Company filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, the Company filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. The Company's motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc. and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. The Company filed a petition with the Commission to review this determination. The Commission granted the Company's petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. The Company filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit was completed in April 2009 and oral arguments were heard on July 10, 2009.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. LEGAL PROCEEDINGS (Continued)

        On April 3, 2006, the Company filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd, Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10 based upon certain utility and design patents that were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. The Company entered into a settlement with Australia Unlimited, and filed a stipulation for dismissal of all claims and counterclaims on January 25, 2007. The Company has entered into a settlement agreement with D. Myers & Sons and obtained a consent judgment in connection therewith on May 23, 2007. This action has been stayed pending resolution in the ITC Proceeding, Investigation No. 337-TA-567, which is currently on appeal to the U.S. Court of Appeals for the Federal Circuit. On August 5, 2009, the Company and Australia Unlimited, Inc. filed a Stipulation for a Dismissal with Prejudice with the United States District Court for the District of Colorado. All claims have now been dismissed with prejudice.

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

        On May 11, 2009, Crocs Europe B.V. received a letter from Dr. Ing. H.c.F. Porsche AG ("Porsche") claiming that Crocs' use of the "Cayman" shoe model designator infringes upon their Community Trademark Registration of the mark "CAYMAN" in class 25. Porsche is requesting that Crocs Europe B.V. immediately cease and desist use of the Cayman mark and pay Porsche's attorney's fees in conjunction with the issuance of the notice letter. On July 30, 2009 the Company was served with notice of an injunction against Crocs Europe BV's use of the Cayman mark in Germany. The Company intends to vigorously defend itself against these claims.

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

16. SUBSEQUENT EVENTS

        On August 3, 2009, the Company fully repaid its remaining obligation on its Revolving Credit Facility with Union Bank of California, N.A., prior to its maturity date of September 30, 2009. The Revolving Credit Facility had an outstanding balance of $17.3 million as of June 30, 2009. The Revolving Credit Facility was effectively terminated upon full repayment. The Company did not incur any penalties for the early payment and termination of the Revolving Credit Facility.

        On August 5, 2009, the Company and Australia Unlimited, Inc. filed a Stipulation for a Dismissal with Prejudice with the United States District Court for the District of Colorado. All claims have now been dismissed with prejudice.

        SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company has evaluated subsequent events through August 6, 2009, the date the financial statements were issued, and has determined there are no other subsequent events to be reported.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. This Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled "Risk Factors" under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent filings with the Securities and Exchange Commission. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

        We are a designer, manufacturer, distributor, worldwide marketer and brand manager of footwear for men, women, and children. We aspire to be the global leader in molded footwear design and development. Crocs shoes combine fun colors and innovative designs. We manufacture a product offering that provides new and exciting molded footwear products that feature fun, comfort and functionality. We design and sell a broad offering of footwear, apparel, gear and accessories that utilize our proprietary closed cell-resin, called Croslite. Croslite is a unique material that enables us to produce an innovative, soft, lightweight, non-marking, slip and odor-resistant shoe. Shoes made with Croslite have been certified by US Ergonomics to reduce peak pressure on the foot, reduce muscular fatigue while standing and walking and to relieve the musculoskeletal system.

        Since the initial introduction and popularity of our Beach and Cayman models, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach through the acquisitions of brand platforms such as Jibbitz, LLC ("Jibbitz") and Ocean Minded, LLC ("Ocean Minded"). We intend to continue branching out into other styles of injection-molded footwear, bringing a unique and original perspective to the consumer in styles that may be unexpected from Crocs, including winter styles. In part, we believe this will help us to continue to build a less seasonal, more year-round business as we look to offer more winter-oriented styles.

        Our marketing approach is currently focused on a defined target consumer and our retail partners, ensuring that our product presentation and story are world class and drive purchasing at point of sale. Going forward, we intend to augment this approach with a broader and more integrated marketing plan.

        We currently sell our Crocs-branded products throughout the U.S. and in more than 125 countries. We sell our products through domestic and international retailers and distributors and directly to end-user consumers through our webstores, Company-operated retail stores, outlets and kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including our wholesale, retail and internet channels.

General

        Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. Because we use both internal manufacturing and contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our Company-operated facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers. Cost of sales also includes the cost to transport these products to our facilities and all warehouse and outbound freight expenses. Our selling, general and administrative expense consists primarily of wages and related payroll and employee benefit costs for selling, marketing and administrative employees, travel and insurance expenses, depreciation, amortization, unrealized gains or losses on foreign currency exchange, all related retail expenses, including rent and depreciation, professional fees, facility expenses, bank charges and non-cash charges for share-based compensation.

Recent Events

        From our inception through the year ended December 31, 2007, we experienced rapid revenue growth and had difficulty meeting demand for our footwear products. During this period, we significantly increased our production capacity, warehouse space and inventory in an effort to meet demand. This pattern changed in 2008. Our revenue growth moderated and then began to decline during 2008 when compared to 2007. Accordingly, we evaluated our production capacity and operations structure and, in 2008, we discontinued our Canadian manufacturing operations and consolidated our Canadian distribution activities with other existing North American distribution operations; we abandoned certain equipment and molds that represented excess capacity; we wrote down the value of certain units in inventory that we felt we may not be able to sell for a price above cost; and we discontinued manufacturing operations at our Brazilian manufacturing facility. From January 1, 2008 through June 30, 2009, we decreased our fixed costs by consolidating our global distribution centers and reducing our warehouse space; we took additional impairments on molds, tooling, equipment and other assets related to manufacturing, distribution and sales; and we reduced our global headcount by approximately 32%. We believe these actions were necessary in order to align our production and distribution capacities with our revised demand projections. Furthermore, we have taken actions to reduce our selling, general and administrative costs by reducing personnel, reducing our space costs by consolidating certain offices and reducing other discretionary spending. We may continue to experience declines in revenue during 2009, particularly given the current economic downturn, and accordingly, we may take further actions to align our cost structure with general demand for our products.

        Throughout the 2009 second quarter, we continued to execute against our plan for the disposal of our discontinued product inventories. This plan includes structured sales to established discount retailers, sales through our Company-operated outlet stores, warehouse sales and other disposition activities as well as donations to our Crocs Cares! charitable organization. These actions were designed to minimize adverse impacts to our resellers, distributors, and Company-operated retail channels.

        Additionally, during the second quarter of 2009, we offered to purchase stock options with exercise prices equal to or greater than $10.50 per share for cash from certain eligible employees (the "Tender Offer") in order to restore the incentive value of the Company's long-term performance award programs and in response to the fact that the exercise prices of a substantial number of outstanding stock options held by our employees far exceeded the market price of our common stock. As part of the Tender Offer, we repurchased 2,315,951 stock options from our employees. Accordingly, we recorded a charge of $16.3 million in the quarter ending June 30, 2009 related to previously unrecognized share-based compensation expense for these tendered and cancelled options. Of this $16.3 million charge, $13.3 million was recorded to selling, general and administrative expenses and $3.0 million was recorded to cost of sales.

        During the six months ended June 30, 2009, we experienced a decline in revenue of 21.1% when compared with the same period in the previous year, due to declines in consumer demand for our products as a result of the economic downturn, the maturity of our products within certain markets, increased competition and challenges we have experienced merchandising our expanded product lines in existing wholesale channels. Net loss for the second quarter of 2009 was $30.3 million, or ($0.36) per diluted share, compared to a profit of $2.1 million, or $0.03 per diluted share, in the same period of 2008.

Results of Operations

        Revenues.    Revenues decreased 11.3%, or $25.1 million, to $197.7 million in the three months ended June 30, 2009, from $222.8 million in the three months ended June 30, 2008. While revenue declined, unit sales of footwear products increased 9.4% or 1.0 million pairs, to 11.7 million pairs in the three months ended June 30, 2009, from 10.7 million pairs in the three months ended June 30, 2008. The decrease in revenue and corresponding increase in unit sales was the result of the continuation of our plan to sell inventories of discontinued and impaired product which are being sold at lower prices. Sales of our discontinued and impaired product were at a lower selling price and, as a percentage of total units sold in the quarter, were significant. In addition, sales of our Jibbitz products decreased 59.0% to $7.1 million in the three months ended June 30, 2009, from $17.2 million in the three months ended June 30, 2008.

        For the six months ended June 30, 2009, revenues declined 21.1%, or $88.7 million, when compared to the same period in 2008, for the same reasons as stated above.

        Our wholesale channel revenues decreased 28.2%, or $49.0 million, to $125.0 million, in the three months ended June 30, 2009, from $174.0 million for the three months ended June 30, 2008. We believe that a portion of this decrease is due to the global economic downturn, which has lessened consumer demand and caused some retailers to choose to operate at leaner inventory levels. In addition, we have recently implemented a more disciplined wholesale approach and, accordingly, have taken measures to reduce the number of wholesalers selling our product in order to better position the brand in the marketplace. These measures have resulted in fewer wholesale customers. Further, we believe sales of our footwear at wholesale also declined due to the challenges we face in merchandising our expanded product lines in existing wholesale channels as well as lessening consumer demand for our products as such products reach a more mature stage in their product life. We have also been affected by competitors entering the market with imitation products that are sold at substantially lower prices.

        For the six months ended June 30, 2009, wholesale revenues decreased 36.6%, or $126.9 million, from the six month period ended June 30, 2008 for the same reasons as stated above.

        We operated retail locations, including retail stores, kiosks and outlets, which increased to 310 locations at June 30, 2009, which is up from 249 at June 30, 2008. Total revenue from Company-operated retail locations increased 58.9%, or $20.5 million, to $55.3 million in the three months ended June 30, 2009, from $34.8 million for the three months ended June 30, 2008. For the first six months of 2009, revenue from Company-operated retail locations increased 59.4%, or $31.0 million, to $83.2 million from $52.2 million in the first six months of 2008. We believe that increased revenue in our retail channel was driven by the fact that we are able to merchandise the full breadth and depth of our product line. We expect to continue to selectively open retail stores in markets where we see sufficient demand and growth opportunities. Our plans for expanding retail locations in future periods may be adjusted or suspended should economic conditions worsen or should management determine that a different course of action for our future retail strategy is necessary.

        Revenues from our internet channel increased $3.5 million, or 25.2%, to $17.4 million in the three months ended June 30, 2009 from $13.9 million in the three months ended June 30, 2008. For the six months ended June 30, 2009, internet revenue increased $7.2 million, or 32.9%, to $29.1 million from $21.9 million in the same period of 2008. The increase in revenues in the 2009 periods is due primarily to increased web-based and other marketing efforts aimed at driving consumer awareness of our webstores as well as the launches of several new sites serving international markets. We expect to continue investing in webstores and web-based marketing efforts as this channel enables us to showcase our entire product offering directly to the consumer, which we believe to be advantageous to the Company. Our plans for future expansion may be adjusted or suspended should economic conditions worsen or should management determine that a different course of action for our future internet strategy is necessary.

        The majority of our revenues during the three months ended June 30, 2009 were attributable to our non-classic footwear models. Sales of our classic models, Beach and Cayman, represented 15.7% and 17.6% of total unit sales for the quarter and six months ended June 30, 2009, respectively, compared to 30.1% and 28.4% for the three and six months ended June 30, 2008, respectively. Sales of new 2009 footwear product lines represented 19% of our overall revenues for the three months ended June 30, 2009. We intend to continue to diversify our product offerings in order to expand our brand and expect that sales of our classic models will represent a smaller portion of our overall revenues in the future. We also intend to segment our product offerings into our various sales channels and to enhance our visual and fixture merchandising platforms in Company-operated and wholesale customers' stores to more effectively display our expanded product portfolio.

        Changes in foreign currency exchange rates in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 contributed to a reduction of $8.2 million and $17.1 million, respectively, in revenues for such periods. We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Americas Market.    Our revenues from the Americas decreased 19.4%, or $20.6 million, to $85.5 million in the three months ended June 30, 2009 compared to $106.1 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, revenues from the Americas declined 28.1%, or $59.9, to $153.1 million from $213.0 million in the six months ended June 30, 2008. We believe the three and six month declines are reflective of economic conditions in the United States coupled with the challenges we face in merchandising our expanded product lines as well as the maturity of our core products in the consumer market and lessening demand for such products, as discussed in "Recent Events" above.

        The number of Company-operated retail locations in the Americas, including retail stores, kiosks and outlets, increased to 166 locations at June 30, 2009 from 153 locations at June 30, 2008. Revenue from Company-operated retail locations increased 65.5%, or $11.6 million, to $29.3 million in the three months ended June 30, 2009, from $17.7 million for the three months ended June 30, 2008. On a year-to-date basis, revenue from Company-operated retail locations in the Americas region increased 63.0%, or $17.9 million, to $46.3 million from $28.4 million in the six months ended June 30, 2008. Our Company-operated retail locations allow us to showcase our entire product offering, which we believe results in better sales of new product offerings and increased brand awareness.

        Asian Market.    Our revenues in Asia increased 30.5%, or $18.7 million, to $80.0 million in the three months ended June 30, 2009 from $61.3 million for the three months ended June 30, 2008.

Revenues in Asia increased 21.6%, or $21.1 million, to $119.0 million in the six months ended June 30, 2009 compared to the comparable period in 2008. Revenue in the region increased as a result of strong demand in all channels, particularly in wholesale and retail.

        We increased the number of Company-operated retail venues in Asia to 123 locations at June 30, 2009, from 80 locations at June 30, 2008. Revenue from Company-operated retail locations increased 50.3%, or $7.5 million, to $22.4 million in the three months ended June 30, 2009, from $14.9 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, revenue from Company-operated retail locations in Asia increased 51.4%, or $10.8 million, to $31.8 million compared to the same period in 2008.

        European Market.    Our revenues in Europe decreased 41.9%, or $23.2 million, to $32.2 million in the three months ended June 30, 2009 from $55.4 million for the same period in 2008. For the six months ended June 30, 2009, revenues in Europe declined 45.2%, or $49.9 million, to $60.5 million compared to the comparable six month period in 2008. This decline was led by a decline at wholesale, where we saw a drop in demand due in part to economic conditions and an increased number of imitation products in the region. Partially offsetting this decline were increases in revenue from our Company-owned retail locations, due to an increased number of locations, and an increase in internet revenue, which has performed well in the region.

        As of June 30, 2009, we operated 21 retail locations in Europe versus 10 in the same period of 2008. Revenue from Company-operated retail locations was $3.5 million and $4.9 million in the three and six months ended June 30, 2009, respectively, versus $2.3 million and $2.8 million for the three and six months ended June 30, 2008, respectively.

        Gross profit.    Gross profit increased $10.8 million to $101.1 million in the three months ended June 30, 2009. Gross margin also increased from 40.5% in the quarter ended June 30, 2008 to 51.1% in the quarter ended June 2009. As previously discussed, during the second quarter of 2009, we were able to sell a significant number of impaired product as well as product we considered to be at the end of its product life. Much of this product had been written down to a level that we considered realizable; however, we were able to sell this product at prices substantially higher than what we had previously estimated. The gross profit amount related to these units was accretive to our gross profit percentage during the quarter ended June 30, 2009. The net effect of these sales on our gross profit during the second quarter of 2009 was $25.3 million. In addition, as our retail channel becomes a larger portion of our business, we expect to see some improvement in gross margins as we have traditionally been able to achieve a higher average selling price in this channel. Partially offsetting these increases in gross profit were increases in stock-based compensation expense resulting from our tender offer, as previously discussed, and changes in our sales mix towards products with lower profit margins. Also included in gross profit are restructuring charges of $5.3 million for costs associated with the consolidation of our warehouse and distribution space and cancellation of our warehousing agreement. See Restructuring below for further discussion. We now sell a wide range of products which require additional materials, such as canvas, cloth lining and suede, and additional processes, such as stitching, to manufacture. As we continue to expand our portfolio and non-classic models become a larger portion of our business, we expect this trend towards products with lower profit margins to continue.

        For the six months ended June 30, 2009, gross profit declined $24.7 million to $150.8 million from $175.5 million in the six months ended June 30, 2008. Gross margin increased from 41.7% in the six months ended June 30, 2008 to 45.3% in the six months ended June 30, 2009. The increase in gross margin was the result of the same items as those that affected the three month period.

        Changes in foreign currency exchange rates in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 reduced our gross margin by $3.1 million. Changes in foreign currency exchange rates in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 reduced our gross margin by $5.4 million. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Selling, general and administrative expenses.    Selling, general and administrative expense increased 1.3% to $91.0 million in the three months ended June 30, 2009, from $89.9 million for the three months ended June 30, 2008. As a percentage of net revenues, selling, general and administrative expenses increased to 46% in the quarter ended June 30, 2009 from 40.3% for the quarter ended June 30, 2008. Included in selling, general and administrative expenses was $19.4 million in stock-based compensation expense, $13.3 million of which related to the acceleration of stock-based compensation expense related to options purchased in our Tender Offer, as previously discussed. The increase in stock-based compensation expense was primarily offset by a $7.9 million decline in legal expenses, $6.2 million decline in marketing and corporate sponsorship expenses and a $4.2 million decline in salary and related expenses due to lower year-over-year headcount. These decreases, most of which were driven by a Company initiative to better align our cost structure with our current revenue levels, were partially offset by increases in building expenses related to the further build-out of our retail channel. Also included in selling, general and administrative expenses for the three months ended June 30, 2009 is a net gain on changes in currency exchange rates for transactions denominated, and settled or to be settled, in a currency other than the functional currency of the consolidated entity of $3.6 million compared to a net gain on changes in currency exchange rates of $1.1 million for the three months ended June 30, 2008.

        For the six months ended June 30, 2009, selling, general and administrative expenses decreased 2.2% to $163.2 million from $166.8 million in the same period in 2008. As a percentage of net revenues, selling, general and administrative expenses increased to 49.1% in the six months ended June 30, 2009 from 39.6% for the six months ended June 30, 2008. Included in selling, general and administrative expenses for the six months ended June 30, 2009 is a net gain on changes in currency exchange rates for transactions denominated, and settled or to be settled, in a currency other than the functional currency of the consolidated entity of $0.2 million compared to a net gain on changes in currency exchange rates of $10.3 million for the six months ended June 30, 2008.

        Changes in foreign currency exchange rates in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 had the effect of reducing our U.S. dollar selling, general and administrative expenses by $2.8 million. Changes in foreign currency exchange rates in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 had the effect of reducing our U.S. dollar selling, general and administrative expenses by $6.3 million. We expect operations at consolidated companies with functional currencies other than the U.S. dollar will continue to represent a substantial portion of our overall business. Accordingly, changes in foreign currency exchange rates could materially affect our overall selling, general and administrative expenses, or the comparability of our selling, general and administrative expenses from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        During the 2008 fiscal year and the first half of 2009, we took certain actions to reduce our selling, general and administrative expenses. Those actions included workforce reductions, office space reductions, and reductions in certain discretionary spending, including discontinuation of certain sponsorship and consulting arrangements. We are continuing to evaluate our operating expenses, including selling, general and administrative expenses. Should economic conditions further deteriorate or demand for our products decline further, we may experience further declines in revenues and we may take additional actions to reduce our selling, general and administrative expenses further.

        Restructuring charges.    We recorded a combined $11.2 million in restructuring charges in the three and six months ended June 30, 2009, $5.3 million of which is included in costs of sales and $5.9 million is included within operating income. These charges consisted of:

  •
  $4.1 million in costs associated with the consolidation of our warehousing, distribution and office space worldwide,

  •
  $2.2 million in severance costs,

  •
  $1.1 million related to the release from further obligations under the earn-out provisions of our acquisition of Bite, and

  •
  $3.8 million in other restructuring charges.

        For the three and six months ended June 30, 2008, we recorded $0.5 million and $4.3 million, respectively, in restructuring charges. These charges relate to our announcement in April 2008 of our decision to cease Canadian manufacturing activities and consolidate Canadian manufacturing and distribution into existing North American operations.

        Impairment charges.    During the three and six months ended June 30, 2009, we recorded $23.7 million in impairment charges. These charges consisted of the following:

  •
  $16.6 million related to the write-off of obsolete molds, tooling, manufacturing and distribution equipment, sales and marketing assets and other distribution and manufacturing assets, primarily associated with the consolidation of warehouse and distribution space;

  •
  $6.5 million related to the write-off of capitalized software, patents, trade names and other intangible assets that we no longer intend to utilize; and

  •
  $0.6 million related to the write-off of other smaller items.

        During the three months ended June 30, 2008, we recorded impairment charges of $2.9 million, primarily related to the write-down of shoe molds related to shoe styles that we either no longer intend to manufacture or styles for which we have more molds on hand than necessary to meet projected demand. For the six months ended June 30, 2008, we recorded impairment charges of $13.7 million consisting of the following:

  •
  $12.4 million related to the write-down of equipment and shoe molds for shoes we no longer intend to manufacture or styles for which we have more molds on hand than necessary to meet projected demand.

  •
  $1.3 million related to the write-off of goodwill and customer relationships for our Fury business, which was closed during the first quarter of 2008.

        Charitable contributions.    During the second quarter, we donated product through our Crocs Cares! charitable organization with a fair market value of $5.1 million. In addition, we recognized a $2.0 million gain on this donated product, representing the difference between the fair market value and the inventory carrying value of the donated product.

        Interest expense.    Interest expense in the second quarter of 2009 was relatively flat compared to the second quarter of 2008. For the six months ended June 30, 2009, interest expense increased $0.3 million to $1.3 million compared to $1.0 million in the six months of 2008. Despite lower debt balances during the 2009 periods, interest rates on our borrowings were higher during the 2009 periods compared to the comparable 2008 periods.

        Other income/expense, net.    During the three months ended June 30, 2009, we recognized $0.4 million in other income compared to $0.3 million in other expense during the comparable period of 2008. For the six months ended June 30, 2009, we recognized $1.4 million in other income compared to $0.1 million in the six months ended June 30, 2008. The increase in income during these periods resulted primarily from the sale of certain equipment in our Europe segment to a third party.

        Income tax expense.    During the three months ended June 30, 2009, we recognized income tax expense of $7.6 million on a pre-tax loss of $22.7 million, compared to income tax benefit of $6.0 million on a pre-tax loss of $3.9 million for the three months ended June 30, 2008. During the six months ended June 30, 2009, we recognized income tax expense of $7.8 million on a pre-tax loss of $44.9 million, compared to income tax benefit of $7.9 million on a pre-tax loss of $10.3 million for the six months ended June 30, 2008. The tax expense recognized in the three and six months ended June 30, 2009 consists entirely of withholding taxes on royalties and income taxes in jurisdictions where we were profitable in such periods.

        Net income.    Our net loss for the second quarter of 2009 was $30.3 million, or ($0.36) per diluted share, compared to net income of $2.1 million, or $0.03 per diluted share, in the second quarter of 2008. For the six months ended June 30, 2008, our net loss was $52.7 million, or ($0.62) per diluted share, compared to net loss of $2.4 million, or ($0.03) per diluted share, in the second quarter of 2008.

Liquidity and Capital Resources

        The accompanying unaudited condensed consolidated financial statements for the three months ended June 30, 2009 were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At June 30, 2009, we had $77.5 million in cash and cash equivalents. We had $17.3 million in borrowings outstanding under our Revolving Credit Facility, which had no further available borrowings. Subsequent to June 30, 2009, we fully repaid our Revolving Credit Facility prior to its September 30, 2009 maturity date. We are currently in discussions to obtain a new borrowing arrangement, which will most likely be an asset-backed revolving line of credit, to provide us with flexibility with respect to ongoing cash needs. We are also exploring alternatives for other sources of capital for ongoing cash needs, should our future operating strategy require it. There can be no assurance that we will be able to secure additional debt or equity financing and, accordingly, our liquidity and ability to timely pay our obligations when due could be adversely affected.

        We experienced rapid growth in our revenues and earnings from our inception through December 31, 2007 and had difficulty meeting customer demand for our footwear products. During this period, we significantly increased production capacity, warehouse space and inventory in an effort to meet demand. This pattern changed in 2008. Our revenue growth moderated and then began to decline during 2008 when compared to prior year. For the three and six months ended June 30, 2009, our downward revenue trends continued as our total revenues declined 11.3% and 21.1%, respectively, compared to the same periods in 2008. The decline in revenue during 2009 was attributable in large part to deteriorating global economic conditions and difficulty marketing our expanded product line, offset by an increase in discounted end of life and impaired product sold during the first half of 2009. We reported losses of $30.3 million and $52.7 million during the three and six months ended June 30, 2009, respectively. We may incur additional losses through the remainder of 2009.

        Due to the decline in revenues and income, we took certain actions to right-size our production and distribution capacity in 2008 and the first half of 2009 and may take additional steps to right-size our business during the remainder of 2009. Likewise, should revenues continue to decline in future periods, we may be required to take further cost reduction actions in order to maintain a level of liquidity necessary to meet our ongoing operational needs. Our ability to continue as a going concern is dependent upon achieving a cost structure which is aligned with the levels of revenues we are able to achieve. Our ability to return to profitability is dependent on the timely completion of these activities and there can be no assurance that any actions taken by us will result in a return to profitability. As discussed in the previous paragraphs, we face various uncertainties that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

        The changes in the global economy could also affect our customers' liquidity and capital resources and their ability to meet their payment obligations to us, which in turn would decrease their credit terms and our ability to collect our accounts receivable, which may have a material adverse impact on our cash flows and capital resources. We continue to monitor our accounts receivable aging and have recorded reserves as we deem appropriate. Our accounts receivable balance increased during the second quarter of 2009 due to the timing of sales in the quarter, which resulted in increased current outstanding balances as of June 30, 2009.

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

        Most of the amounts held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity.

        We have entered into various sponsorship agreements and operating leases that require cash payments on a specified scheduled. Over the next five years we will make payments of $140.3 million related to our operating lease agreements and $5.5 million related to our corporate sponsorship agreements. We plan to continue to enter into operating leases related to our retail stores. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures. In addition, we must pay royalties to certain licensors at agreed-upon minimum quantities. As of June 30, 2009, our guaranteed minimum royalties, which must be paid over the next 5 years, were $2.0 million.

        Our inventories decreased to $111.6 million at June 30, 2009, from $143.2 million as of December 31, 2008. Since early 2008, we have been actively managing our inventory levels through decreased production and actively selling through our existing inventory with the goals of decreasing inventories and increasing our cash position. We expect that new product introductions, limitations on production capacities and seasonal variations may cause our inventory to increase or decrease materially in the future as we adjust to meet changing market conditions. We believe our inventory levels will continue to decrease in 2009 due to projected sales and inventory management plans.

        We intend to continue to evaluate our product offerings to develop product collections in assortments that can be merchandised effectively to the consumer at our retailer and Company-operated stores. As such, we expect that our future product offerings will be more focused by category and for color palette and the number of color combinations will be reduced in our seasonal offerings. During the three months ended June 30, 2009 and 2008, we had capital expenditures of $9.7 million and $21.3 million, respectively, related to the build-out of our global infrastructure and to support our planned future growth. During the first half of 2008, most of our capital expenditures were dedicated to infrastructure expansion to meet our expected sales volume. Due to the revenue decline we experienced in the latter half of 2008 and the first half of 2009, we altered our capital expenditure strategy and, accordingly, in the three months ended June 30, 2009, spent primarily on certain infrastructure that we considered to be critical to executing our business strategy, rather than on expansion. We will continue to make ongoing capital investments in molds and other tooling equipment related to manufacturing new products and footwear styles as well as those related to opening additional retail stores; however, we plan to reduce our expenditures in our distribution, manufacturing and software development efforts due to our reduction in revenues. We plan to continue to selectively invest in information technology systems that will increase efficiencies as well as increase the operating effectiveness of our manufacturing, warehousing, and distribution operations. We expect to continue to invest in our global information systems infrastructure to further strengthen our management information and financial reporting capabilities.

        Over the past two years we have developed or acquired businesses, including Ocean Minded and Bite, and we may acquire other businesses in the future that we believe are complementary to our own. The agreement for the acquisition of Ocean Minded contains contingent earn-out amounts of up to $3.75 million, which is required to be paid as an additional cost of the acquisition if the business unit achieves certain specified earnings targets in future periods. No material amounts have been paid or accrued in relation to the Ocean Minded acquisition as earning targets have not yet been achieved. During the three months ended June 30, 2009, we paid $1.1 million to obtain a release from any future obligations in connection with the acquisition of Bite.

        On August 3, 2009, we fully repaid our outstanding Revolving Credit Facility. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the foreseeable future. In order to provide additional liquidity in the future, we are exploring alternatives for a new borrowing arrangement and are exploring other sources for capital to meet our long-term strategic needs. There can be no assurance that any such capital will be available to us on acceptable terms or at all, especially due to current conditions and uncertainty in the global credit markets. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

        On May 22, 2009, we filed a Form S-3 "Shelf" Registration Statement with the Securities and Exchange Commission. Under this shelf registration statement, we may sell debt securities, preferred stock, common stock, stock purchase contracts or warrants in one or more offerings up to an aggregate initial dollar amount of $75 million. The net proceeds from the sale of the securities may provide us flexibility in funding our future capital requirements as it looks to support its future growth.

Seasonality

        Since inception, our business has evolved rapidly. From inception through December 31, 2007, we experienced significant sales growth. In 2008, our sales moderated and began to decline quarter over quarter due in large part to deteriorating economic conditions. Accordingly, there is still uncertainty in the degree to which sales of our footwear products will be subject to seasonality in the future. We expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors in the northern hemisphere that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year and the majority of our revenues during the three months ended June 30, 2009 were attributable to footwear styles which are more suitable for fair weather. While we have introduced footwear models that are more suitable for cold weather, such as the Mammoth, Endeavor, Georgie, All Terrain, Snowmini, and YOU by Crocs ™ styles, we believe that demand for our products, and therefore our sales, may be subject to seasonal variations and may be significantly impacted by weather conditions. However, we intend to continue branching out into other types of footwear, bringing unique and original perspective to the consumer in styles that may be unexpected from Crocs in order to mitigate the effects of the seasonal variations and that we believe will help us build a less seasonal, more year-round business as we look to offer more winter-oriented styles.

        In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new style introductions or general economic or consumer conditions or fluctuating consumer preferences. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may fluctuate. We believe that the changes in our business resulting from the deteriorating global economic conditions as well as the lessening demand for our products were so significant in 2008 that we cannot reasonably determine the extent of the seasonality of our business. However, we have observed that, historically, our first and fourth quarter revenues are less than our second and third quarter revenues and we expect this seasonality trend to continue.

Critical Accounting Policies and Estimates

        For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein. As of June 30, 2009, there were no significant changes in those critical accounting policies or estimation procedures.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Credit and Interest Rate Risk

        We are exposed to interest rate risk to the extent that interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. As of June 30, 2009, the effective interest rate on our Revolving Credit Facility was 10.25%. The interest payable on our Revolving Credit Facility is determined based on the lender's applicable reference rate, as defined in the agreement, plus 3.25%, and, therefore, is affected by changes in market interest rates. As of June 30, 2009, we had $17.3 million outstanding on our Revolving Credit Facility. Based on this aggregate amount borrowed as of June 30, 2009, we would have a resulting decline in future annual earnings and cash flows of approximately $0.2 million for every 1% increase in the lender's reference lending rate. On August 3, 2009, we fully repaid our remaining obligation on our Revolving Credit Facility prior to its maturity date of September 30, 2009. The Revolving Credit Facility effectively terminated upon full repayment.

        We earned interest income of $0.1 million on our cash and cash equivalents during the three months ended June 30, 2009. We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates, and if the weighted average rate of return on cash and cash equivalents, and restricted cash, were to increase or decrease by 1%, the impact on interest income would be approximately $0.8 million, net of tax during the quarter ended June 30, 2009.

Foreign Currency Exchange Risk

        We have significant revenues from foreign sales in recent periods. While the majority of expenses attributable to our foreign operations are paid in the functional currency of the country in which such operations are conducted, we pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase or decrease, as applicable, in value by 1%, the impact on international sales of $199.8 million during the six months ended June 30, 2009 would have been an increase or decrease, as applicable, in consolidated revenues by $2.0 million. The volatility of the applicable exchange rates are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. We may, in the future, engage in foreign exchange hedging contracts to reduce our economic exposure to changes in exchange rates. If we do engage in foreign exchange hedging, the foreign exchange hedging contracts will be entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. As of June 30, 2009, we did not have any foreign exchange hedging contracts.

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

Changes in Internal Control over Financial Reporting

        There have been no significant changes to our internal control over financial reporting during the three months ending June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        On March 31, 2006, Crocs filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, Crocs filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. Crocs' motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc. and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. Crocs filed a petition with the Commission to review this determination. The Commission granted Crocs' petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. Crocs filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit was completed in April 2009 and oral arguments were heard on July 10, 2009.

        On April 3, 2006, Crocs filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd, Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10 based upon certain utility and design patents that were issued to Crocs, Inc. on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. Crocs entered into a settlement with Australia Unlimited, and filed a stipulation for dismissal of all claims and counterclaims on January 25, 2007. Crocs has entered into a settlement agreement with D. Myers & Sons and obtained a consent judgment in connection therewith on May 23, 2007. This action has been stayed pending resolution in the ITC Proceeding, Investigation No. 337-TA-567, which is currently on appeal to the U.S. Court of Appeals for the Federal Circuit. On August 5, 2009, the Company and Australia Unlimited, Inc. filed a Stipulation for a Dismissal with Prejudice with the United States District Court for the District of Colorado. All claims have now been dismissed with prejudice.

        On May 11, 2009, Crocs Europe B.V. received a letter from Dr. Ing. H.c.F. Porsche AG ("Porsche") claiming that Crocs' use of the "Cayman" shoe model designator infringes upon their Community Trademark Registration of the mark "CAYMAN" in class 25. Porsche is requesting that Crocs Europe B.V. immediately cease and desist use of the Cayman mark and pay Porsche's attorney's fees in conjunction with the issuance of the notice letter. On July 30, 2009, Crocs was served with notice of an injunction against Crocs Europe BV's use of the Cayman mark in Germany. Crocs intends to vigorously defend itself against these claims.

        Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, the Company is not party to any other pending legal proceedings that the Company believes will have a material adverse impact on its business.

ITEM 1A.    Risk Factors

        There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Form 10-K"), except for the following:

We may not be able to secure a new financing arrangement, which could affect our future liquidity.

        On August 3, 2009, we fully repaid all borrowings outstanding under our Revolving Credit Facility. This terminated our Revolving Credit Facility, which was our only credit facility. Our ability to fund working capital needs, planned capital expenditures and other strategic initiatives is dependent on our ability to secure cash in a timely fashion. Our working capital needs may require us to seek a new debt or equity financing arrangement in the near future. There can be no assurance that we will be able to secure additional financing on terms that are acceptable to us or at all. If we are unable to secure additional financing, our cash flow and liquidity could be adversely impacted.

        In addition to the other information set forth in this report, readers are encouraged to carefully consider the factors discussed in Part I, Item 1A "Risk Factors" in our 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2008 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Stockholders held on June 25, 2009, our stockholders elected two Class I directors. In addition, our stockholders ratified the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for 2009. The results of those votes are set forth below:

  Election of Class I Directors

Director Nominee	For	Against	Withheld
W. Stephen Cannon	54,177,307	—	18,802,260
Ronald L. Frasch	56,389,665	—	16,589,902

  Ratification of the Independent Registered Public Accounting Firm

	For	Against	Withheld
Appointment of Deloitte & Touche, LLP	70,397,890	2,366,354	215,323

ITEM 6.    Exhibits.

Exhibit List

Exhibit Number		Description
3.1	**	Restated Certificate of Incorporation of Crocs, Inc.
3.2	**	Amended and Restated Bylaws of Crocs, Inc.
4.1	*	Specimen common stock certificate.
10.1	††	Waiver and Eleventh Amendment to Loan Agreement, dated as of April 10, 2009 by and between Crocs, Inc. and Union Bank of California, N.A.
10.2	††	Board of Directors compensation Plan dated June 25, 2009
10.3		Separation agreement between Ronald R. Snyder and Crocs, Inc. dated June 30, 2009 (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2009).
31.1	††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32	††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

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

CROCS INC.
Date: August 6, 2009	By:	/s/ RUSSELL C. HAMMER
		Name:	Russell C. Hammer
		Title:	Chief Financial Officer, Senior Vice President—Finance and Treasurer