Form 10-Q
period 2009-09-30
Crocs, Inc.
filed 2009-11-05
CIK 1334036

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of October 31, 2009, Crocs, Inc. had 85,674,356 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.
Form 10-Q
Quarter Ended September 30, 2009

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$177,141	$174,187	$509,756	$595,497
Cost of sales	87,291	171,788	269,115	417,575

Gross profit	89,850	2,399	240,641	177,922
Selling, general and administrative expenses	76,963	104,391	239,407	270,959
Restructuring charges	17	2,450	5,916	6,769
Impairment charges	1,722	31,584	25,447	45,301
Charitable contributions	2,178	—	7,296	265

Income (loss) from operations	8,970	(136,026)	(37,425)	(145,372)
Interest expense	155	413	1,412	1,385
Gain on charitable contributions	(810)	—	(2,833)	—
Other income	(125)	(734)	(833)	(782)

Income (loss) before income taxes	9,750	(135,705)	(35,171)	(145,975)
Income tax expense (benefit)	(12,318)	12,275	(4,541)	4,399

Net income (loss)	$22,068	$(147,980)	$(30,630)	$(150,374)

Net income (loss) per common share:
Basic	$0.26	$(1.79)	$(0.36)	$(1.82)

Diluted	$0.25	$(1.79)	$(0.36)	$(1.82)

Weighted average common shares outstanding:
Basic	85,514,385	82,854,419	84,933,858	82,687,861

Diluted	87,479,318	82,854,419	84,933,858	82,687,861

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$76,021	$51,665
Restricted cash	245	—
Accounts receivable, net	65,794	35,305
Inventories	113,703	143,205
Deferred tax assets, net	12,088	11,364
Income tax receivable	8,248	24,417
Prepaid expenses and other current assets	21,147	13,415

Total current assets	297,246	279,371
Property and equipment, net	70,738	95,892
Restricted cash	2,358	2,922
Intangible assets, net	34,501	40,892
Deferred tax assets, net	22,507	21,231
Other assets	15,623	15,691

Total assets	$442,973	$455,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,432	$35,137
Accrued expenses and other current liabilities	55,345	50,076
Accrued restructuring charges	3,149	1,439
Deferred tax liabilities, net	98	30
Income taxes payable	16,308	24,420
Note payable, current portion of long-term debt and capital lease obligations	628	22,431

Total current liabilities	112,960	133,533
Long term debt and capital lease obligations	1,391	—
Deferred tax liabilities, net	5,355	2,917
Long term restructuring	580	959
Other liabilities	30,043	31,427

Total liabilities	150,329	168,836

Commitments and contingencies (note 12)
Stockholders' equity:
Common shares, par value $0.001 per share; 250,000,000 shares authorized, 86,167,242 and 85,643,242 shares issued and outstanding, respectively at September 30, 2009 and 83,543,501 and 83,019,501 shares issued and outstanding, respectively at December 31, 2008	85	84
Treasury Stock, 524,000 shares, at cost	(25,022)	(25,022)
Additional paid-in capital	259,205	232,037
Deferred compensation	—	(246)
Retained earnings	33,603	64,233
Accumulated other comprehensive income	24,773	16,077

Total stockholders' equity	292,644	287,163

Total liabilities and stockholders' equity	$442,973	$455,999

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(30,630)	$(150,374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,585	27,751
Gain on disposal of fixed assets	(819)	(796)
Unrealized (gain) loss on foreign exchange rates	(11,327)	3,753
Deferred income taxes	864	8,057
Asset impairment	25,387	45,301
Inventory write down	2,568	75,630
Accrued loss on purchase commitments	—	4,200
Charitable contributions	7,261	265
Gain on charitable contributions	(2,828)	—
Non-Cash Restructuring Charges	1,768	—
Share based compensation	24,860	14,110
Bad debt expense	836	1,773
Changes in operating assets and liabilities:
Accounts receivable	(28,561)	81,161
Income tax receivable	31,433	(21,453)
Inventories	24,250	27,413
Prepaid expenses and other assets	(12,214)	(3,911)
Accounts payable	(1,372)	(42,666)
Accrued restructuring charges	1,809	872
Accrued expenses and other liabilities	(13,897)	2,987

Cash provided by operating activities	47,973	74,073

Cash flows from investing activities:
Cash paid for purchases of property and equipment	(13,792)	(49,537)
Proceeds from disposal of property and equipment	2,065	1,964
Cash paid for intangible assets	(5,366)	(10,620)
Acquisition of businesses, net of cash acquired	—	(8,143)
Restricted cash	316	(2,801)

Cash used in investing activities	(16,777)	(69,137)

Cash flows from financing activities:
Proceeds from note payable, net	293	73,400
Repayment of note payable and capital lease obligations	(22,630)	(60,680)
Debt issuance costs	(458)	—
Exercise of stock options	1,023	3,280

Cash (used in) provided by financing activities	(21,772)	16,000

Effect of exchange rate changes on cash	14,932	(691)

Net increase in cash and cash equivalents	24,356	20,245
Cash and cash equivalents—beginning of period	51,665	36,335

Cash and cash equivalents—end of period	$76,021	$56,580

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$1,380	$1,287
Income taxes	$11,158	$15,508
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,333	$2,698

Accrued purchases of intangibles	$1,702	$476

Assets acquired through capital leases	$1,760	$—

Accrued acquisition purchase price	$—	$220

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, these statements do not include all of the information and disclosures required by GAAP or Securities and Exchange Commission ("SEC") rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

        These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Form 10-K"). The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in Note 2 to the consolidated financial statements in the 2008 Form 10-K.

        Certain reclassifications have been made to previously reported financial results to conform to current year presentation.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, returns and discounts, impairment assessments and charges, recoverability of assets, including deferred tax assets, uncertain tax positions, share-based compensation expense, fair value of acquired intangibles, assessment of lower of cost or market on inventory, useful lives assigned to long-lived assets, depreciation and provisions for contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Management also makes estimates in our assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 15—Legal Proceedings. Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

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

(Unaudited)

1. BASIS OF PRESENTATION (Continued)

demand. This pattern changed in 2008. Due to deteriorating economic conditions, lessened demand for our products and difficulty marketing our expanded product line, our sales moderated in the first half of 2008 and declined during the last half of 2008. We continued to be affected by many of the same issues during the first nine months of 2009. The Company's total revenues declined 14.4% during the nine months ended September 30, 2009 compared to the same period in the previous year. In 2008 and the first nine months of 2009, the Company incurred various one-time cash and non-cash restructuring and impairment costs as the Company took steps to right-size its production and distribution capacity to be more in line with demand for its product. The Company incurred losses of $30.6 million in the nine months ended September 30, 2009 and may incur additional losses through the remainder of 2009 and in the future.

        Continued declines in revenues could have a material adverse effect on the Company's operating results, cash flow and its ability to raise capital. The Company cannot fully anticipate future conditions given the substantial uncertainties in the credit markets and the economy in general. The Company may have unexpected costs and liabilities including costs related to further restructuring and right-sizing should that be necessary; revenue and cash provided by operations may decline; economic conditions may continue to weaken; and competitive pressures may increase, resulting in difficulty maintaining adequate liquidity.

        At September 30, 2009, the Company had $76.0 million in cash and cash equivalents. On August 3, 2009, the Company fully repaid its remaining obligation on its revolving credit facility with Union Bank of California, N.A. ("Revolving Credit Facility"), prior to its maturity date of September 30, 2009. The Revolving Credit Facility had an outstanding balance of $17.3 million as of June 30, 2009. The Revolving Credit Facility was effectively terminated upon full repayment. The Company did not incur any penalties for the early payment and termination of the Revolving Credit Facility.

        On September 25, 2009, the Company entered into a revolving credit agreement with PNC Bank, N.A ("the Credit Agreement"). The Credit Agreement provides for an asset-backed revolving credit facility of up to $30.0 million in total. Borrowings under the Credit Agreement may be used to fund working capital needs and reimburse drawings under letters of credit. The Credit Agreement will provide the Company with additional flexibility with respect to its ongoing cash needs. See Note 8—Notes Payable for further discussion.

        The Company has an effective Form S-3 shelf registration statement on file with the SEC to allow additional flexibility in exploring financing options. There can be no assurance that the Company will be able to secure additional debt or equity financing and, accordingly, the Company's liquidity and ability to timely pay its obligations when due could be adversely affected.

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

        The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2009 were prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. BASIS OF PRESENTATION (Continued)

liabilities in the ordinary course of business. As discussed in the previous paragraphs, the Company faces various uncertainties that raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which is incorporated in FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"), which amends SFAS 141 to provide revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company adopted ASC 805 effective January 1, 2009. Such adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements.

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which is incorporated in ASC Topic 815, Derivatives and Hedging ("ASC 815"), and is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosures to provide transparency to these activities and their effects on an entity's financial position, financial performance and cash flows. The provisions of ASC 815 are effective for the Company's fiscal year beginning January 1, 2009. The Company adopted ASC 815 effective January 1, 2009. Such adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements.

        In April 2008, the FASB issued FSP SFAS 142-3, Determination of Useful Lives in Intangible Assets, on SFAS 142, Goodwill and Other Intangible Assets, which is included in FASB ASC Paragraph 350-30-35-1, Determining the Useful Life of an Intangible Asset (ASC 350-30-35-1), to amend one of six factors that should be considered in determining the useful life of an intangible asset, primarily related to changes in the factors considered in the area of renewals of extensions. ASC 350-30-35-1 requires additional disclosure related to renewals and/or extensions of impacted intangible assets. ASC 350-30-35-1 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material impact on the Company's unaudited condensed consolidated financial statements.

        In December 2008, the FASB issued FASB Staff Positions ("FSP") FIN 46(R)-8, Interests in Variable Interest Entities, and FSP FAS 140-4, Disclosures about Transfers of Financial Assets, which is included in ASC Topic 860, Transfers and Servicing ("ASC 860"), and will increase disclosure requirements for public reporting companies for reporting periods that end after December 15, 2008. This FSP amends SFAS 140, Disclosures about Transfers of Financial Assets, to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The Company adopted the

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

requirements of ASC 860 beginning December 31, 2008. The adoption of ASC 860 did not have a material impact on the Company's unaudited condensed consolidated financial statements.

        In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, a Staff Position on SFAS 141(R), which has been incorporated into ASC 805, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Such adoption did not have an impact on the Company's unaudited condensed consolidated financial statements.

        In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events ("SFAS 165"), which is included in FASB Accounting Standards Codification Topic 855, Subsequent Events ("ASC 855"), and was issued to establish principles and requirements for recognition of subsequent events that occur after the balance sheet date but prior to the issuance of the financial statements. Further, it distinguishes between subsequent events that should be recognized in the financial statements and those that should not. The standard adds additional disclosure requirements; it requires the disclosure of the date through which subsequent events were evaluated, including the rationale for why the date was chosen. Additionally, it stipulates the disclosure for certain non-recognized subsequent events. ASC 855 is effective for periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this standard did not have a material impact on the Company's unaudited condensed consolidated financial statements.

        In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation No. FIN46(R), Consolidation of Variable Interest Entities, ("FIN 46 (R)") and is incorporated into ASC Topic 810, Consolidation, to require an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling financial interest in a variable interest entity and to require ongoing reassessments of this nature. The standard amends certain guidance in FIN 46 (R) for determining whether an entity is a variable interest entity and adds additional reconsideration for making this determination when facts or circumstances change. The standard requires enhanced disclosures that will provide more transparent information about an entity's involvement in a variable interest entity. The standard is effective for the fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company's unaudited condensed consolidated financial statements.

        In June 2009, the FASB issued Accounting Standards Update ("ASU") 2009-01, Generally Accepted Accounting Principles; Amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASU 2009-01"), to amend the ASC Topic 105, Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements. The codification also contains interpretive releases of the SEC under federal securities laws and is a source of authoritative GAAP for SEC registrants. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and shall be applied prospectively. The adoption of

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

this standard did not have a material impact on the Company's unaudited condensed consolidated financial statements.

        In April 2009, the FASB issued FSP SFAS 107-1, Interim Disclosures About Fair Value of Financial Instruments, on SFAS 107, Disclosures about Fair Value of Financial Instruments, which is incorporated into ASC Topic 825, Financial Instruments ("ASC 825"), and which expands the fair value disclosures required for all financial instruments within the scope of SFAS 107 to interim periods. ASC 825 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. It does not require interim disclosures of credit or market risks. ASC 825 is effective for interim and annual periods ending after June 15, 2009. Such adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements. The carrying value of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, continue to approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company, with similar terms, the carrying values of the capital lease obligations and the line of credit approximate their fair values. These methods and assumptions have not changed from prior periods.

        In August 2009, the FASB issued ASU 2009-5, Measuring Liabilities at Fair Value (ASU 2009-5), an update to ASC Topic 820-10, Fair Value Measurements and Disclosures-Other. ASU 2009-5 provides amendments to the fair value measurement of liabilities and provides clarification on valuation techniques for liabilities for which a quoted price for an identical liability in an active market is not available. The amendments also clarify that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-5 also provides amendments to clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-5 is effective for the first reporting period (including interim periods) beginning after September 1, 2009 and shall be applied prospectively. The Company does not expect the adoption of this standard to have a material impact on the Company's unaudited condensed consolidated financial statements.

3. INVENTORIES

        Inventories by major classification are as follows (in thousands):

	September 30, 2009	December 31, 2008
Finished goods	$101,665	$126,078
Work-in-progress	197	184
Raw materials	11,841	16,943

Net Inventory	$113,703	$143,205

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. INVENTORIES (Continued)

        During the three and nine months ended September 30, 2009, the Company donated certain inventory items to charitable organizations. The inventory items consisted of end of life units, some of which were fully valued, partially impaired or fully impaired. The contributions made were expensed at their fair value of $2.2 million and $7.3 million for the three and nine months ended September 30, 2009, respectively, in accordance with ASC Sub-Topic 720-25, Contributions Made. As the fair value of the inventory contributed exceeded its carrying amount, a gain was recognized of $0.8 million and $2.8 million for the three and nine months ended September 30, 2009, respectively, resulting in a net reduction of inventory of $4.5 million as of September 30, 2009.

4. PROPERTY AND EQUIPMENT

        Property and equipment includes the following (in thousands):

	September 30, 2009	December 31, 2008
Machinery and equipment	$78,548	$108,552
Leasehold improvements	36,808	32,771

Subtotal	115,356	141,323
Less: Accumulated depreciation	(44,618)	(45,431)

Total Property and equipment	$70,738	$95,892

        During the three and nine months ended September 30, 2009, the Company recognized an impairment charge of $0.8 million and $17.9 million, respectively, on fixed assets, primarily related to shoe molds and distribution facility assets. The impairment charge on molds related primarily to shoe styles that the Company either no longer intends to manufacture or styles for which the Company has more molds on hand than is necessary to meet projected demand. The impairment charge on distribution facility assets related to equipment and fixtures for the Company's North American distribution centers that were closed and consolidated. These charges are recorded in the impairment charges line item of the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2009. The impairments are accounted for as assets to be abandoned, in accordance with ASC Section 360-35-15, Impairment or Disposal of Long-Lived Assets, and are included in the property and equipment line item on the condensed consolidated balance sheet.

        At September 30, 2009, the Company classified $0.4 million as assets held for sale, primarily in connection with the closure and consolidation of certain of the Company's distribution and manufacturing facilities. The assets held for sale consist of equipment, vehicles and fixtures and were recorded on the unaudited condensed consolidated balance sheet at the lower of carrying value or fair value less costs to sell, in accordance with ASC Paragraph 360-10-35-43, Accounting While Held for Sale, and are included in the line item prepaid expenses and other current assets on the Company's unaudited condensed consolidated balance sheet. During the three months ended September 30, 2009, $0.9 million in proceeds were received on the sale of assets previously classified as held for sale, and a $0.3 million gain was recognized on the sale and recorded in the line item selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of operations.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. PROPERTY AND EQUIPMENT (Continued)

        Certain distribution and retail equipment are held under capital leases in the amount of $0.4 million and are classified as equipment and depreciated using the straight-line method over the useful life. Depreciation of equipment under capitalized leases is included in depreciation expense on the Company's unaudited condensed consolidated statements of operations.

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table summarizes the Company's identifiable intangible assets as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Patents, copyrights, and trademarks	$5,840	$1,298	$4,542	$8,190	$694	$7,496
Customer relationships	5,872	4,675	1,197	6,075	3,685	2,390
Core technology	4,458	4,458	—	4,001	3,602	399
Non-competition agreement	636	562	74	636	466	170
Capitalized software	35,694	7,006	28,688	35,309	4,872	30,437

Total Intangible assets	$52,500	$17,999	$34,501	$54,211	$13,319	$40,892

        During the three and nine months ended September 30, 2009, the Company recognized an impairment charge of $0.9 million and $7.5 million, respectively, on intangible assets. The impairment charge is primarily related to the Company's decision to no longer pursue the Tagger International B.V ("Tagger") brand and the decision to discontinue the use of certain capitalized software assets as part of the Company's restructuring activities. These charges are recorded in the impairment charges line item of the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2009, and are accounted for as assets to be abandoned, in accordance with ASC Section 360-35-15, Impairment or Disposal of Long-Lived Assets.

        Certain software held under a capital lease in the amount of $1.5 million is classified as capitalized software and amortized using the straight-line method over the useful life. Amortization of capitalized software under capitalized leases is included in amortization expense on the Company's unaudited condensed consolidated statements of operations.

        For amortizable intangible assets denominated in a foreign currency, the Company translates the gross asset and accumulated amortization at the balance sheet rate and records amortization expense using the weighted average rate of exchange for the applicable period. A difference between the recorded amortization expense and the change in accumulated amortization exists. This difference is reflected in the accumulated other comprehensive income line item on the Company's unaudited condensed consolidated balance sheets.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities include the following (in thousands):

	September 30, 2009	December 31, 2008
Accrued compensation and benefits	$21,093	$10,178
Fulfillment and freight and duties	10,655	7,832
Professional services	5,598	4,340
Sales/Use and VAT taxes payable	5,348	3,577
Accrued loss on purchase commitments	—	2,102
Pforce inventory buyback	—	5,260
Accrued purchase price related to acquisitions	—	150
Other	12,651	16,637

	$55,345	$50,076

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

        During the nine months ended September 30, 2009, the Company announced its decision to further restructure its operations and has made certain organizational changes in order to better align costs with revenues. This decision included the closure of various warehouses and office buildings as well as settlement and termination of contracts prior to term. During the nine months ended September 30, 2009, the Company incurred restructuring charges of $11.7 million, of which $5.8 million is included in costs of sales. Of the restructuring charges taken, $4.2 million related to the termination of operating leases and other costs associated with closing the facilities and relocating employees; $3.8 million related to the termination of its manufacturing agreement with a third party in Bosnia and its sponsorship agreement with Association of Volleyball Professionals ("AVP"); and $1.1 million related to obtaining a release from any further obligations under the purchase agreement with Bite, LLC. Restructuring charges also include $2.7 million in severance costs, consisting primarily of $0.5 million for the restructuring of the Company's European distribution facilities, and $1.6 million of stock compensation and $0.2 million in deferred compensation expense in connection with the Company's separation agreement with its former Chief Executive Officer in which certain stock options, restricted stock awards and deferred compensation were accelerated. See Note 9—Stock-Based Compensation for further discussion.

        Reserves are included in the line items accrued restructuring charges and long-term restructuring in the Company's unaudited condensed consolidated balance sheets and are recorded under the line item restructuring charges within costs of sales and selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of operations.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. RESTRUCTURING ACTIVITIES (Continued)

        The following table details the changes in the restructuring accruals during the nine months ended September 30, 2009 (in thousands):

Description	Year Ended December 31, 2008	Additions	Cash Payments	Adjustments	Nine Months Ended September 30, 2009
Termination benefits	$676	$951	$(1,305)	$183	$505
Operating lease exit costs	1,488	841	(875)	(525)	929
Other restructuring costs(1)	234	8,081	(5,952)	(68)	2,295

	$2,398	$9,873	$(8,132)	$(410)	$3,729

(1)
Other restructuring costs include early termination costs for operating leases, contract termination fees, cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to other Company facilities.

8. NOTES PAYABLE

        Notes payable consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Revolving Credit Facility	$293	$22,422
Capital Lease Obligations	1,726	9

Total notes payable and capital lease obligations	$2,019	$22,431

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

        On March 31, 2009, the Company entered into Amendment No. 10 of the Revolving Credit Facility, extending the maturity date of the Revolving Credit Facility from April 2, 2009 to September 30, 2009. Upon execution of the tenth amendment, the Company paid approximately $1.6 million to be applied against the principal balance of the Revolving Credit Facility. Additionally, the tenth amendment requires the Company to pay accrued and unpaid interest on the first day of each month and make monthly principal payments through August 31, 2009, ranging from $1 million to $4 million. All principal amounts outstanding under the Revolving Credit Facility will bear interest at rates based on a premium over the Bank's reference rate tied to the then-outstanding principal balance. As of the effective date of the tenth amendment, this interest rate constituted a decrease in the interest

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. NOTES PAYABLE (Continued)

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

        On September 25, 2009, the Company entered into a Revolving Credit and Security Agreement (the "Credit Agreement") with PNC Bank, N.A. ("PNC"), as lender and agent for lenders under the Credit Agreement from time to time. The Credit Agreement provides for an asset-backed revolving credit facility of up to $30 million in total, which includes a $17.5 million sublimit for borrowings against the Company's eligible inventory, a $2 million sublimit for borrowings against the Company's eligible inventory in-transit, and a $4 million sublimit for letters of credit, subject to customary reserves and reductions to the extent of changes in the Company's asset borrowing base. Borrowings under the Credit Agreement are secured by all of the assets of the Company, including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests. Principal amounts outstanding under the Credit Agreement bear interest at a two percent (2%) premium over a rate that is the greater of either (i) PNC's published reference rate, (ii) the Federal Funds Open Rate in effect on such day plus one half of one percent (0.5%) or, (iii) the sum of the daily LIBOR rate and one percent (1.0%), with respect to domestic rate loans. Eurodollar denominated principal amounts outstanding under the Credit Agreement bear interest at the sum of three and one half percent (3.50%) premium over a rate that is the greater of (i) the Eurodollar rate, or (ii) one and one half percent (1.50%) with respect to Eurodollar loans, as applicable. The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each period with respect to Eurodollar rate loans.

        The Credit Agreement will mature on September 25, 2012. The Company may terminate the Credit Agreement at any time prior to the maturity date upon ninety (90) days' prior written notice and upon payment in full of all outstanding obligations under the Credit Agreement. If the Company terminates the Credit Agreement within the first three years after the date on which the Credit Agreement is entered into, it must pay a specified early termination fee. The Credit Agreement requires the Company to prepay borrowings under the Credit Agreement in the event of certain dispositions of property.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. NOTES PAYABLE (Continued)

        The Credit Agreement contains certain customary restrictive and financial covenants, including without limitation, (a) covenants requiring the Borrowers to (i) pay certain fees; (ii) maintain a tangible net worth in the amount not less than $266 million, measured at the end of each fiscal quarter; and (iii) maintain, at the end of each fiscal quarter, a fixed charge coverage ratio of not less than 1.1 to 1.0; and (b) covenants prohibiting the Borrowers from (i) entering into certain merger, consolidation or other reorganization transactions with, or acquiring all or a substantial portion of the assets or equity interests of, any person or entity; (ii) selling, leasing or transferring any of its properties or assets, with certain exceptions, including sales of inventory in the ordinary course of business; (iii) creating certain liens on any of its properties or assets; (iv) making any capital expenditure in excess of $35 million during the year ending December 31, 2009 and $50 million during each of the years ending December 31, 2010 and December 31, 2011; (v) declaring, paying or making any dividend or distribution; or (vi) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions.

        The Credit Agreement contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then PNC may declare any outstanding obligations under the Credit Agreement immediately due and payable and PNC shall have the right to terminate the Credit Agreement. In addition, if any order for relief is entered under bankruptcy laws with respect to the Company, then any outstanding obligations under the Credit Agreement will be immediately due and payable.

        On October 14, 2009, the Company and PNC entered into the First Amendment to Revolving Credit and Security Agreement to clarify the intentions and understandings of the parties with respect to the tangible net worth financial covenant contained in the Credit Agreement. The Amendment decreases the Borrowers' minimum tangible net worth requirement from $266 million to $205 million, measured at the end of each fiscal quarter, commencing with the fiscal quarter ending December 31, 2009.

        As of September 30, 2009, the principal amount outstanding and amounts available for borrowing under the Credit Agreement are $0.3 million and $29.7 million, respectively. During the three months ended September 30, 2009, $0.5 million in fees and third party costs incurred in connection with the Credit Agreement were capitalized as deferred financing costs and are included in the other assets line item on the unaudited condensed consolidated balance sheet. The Company is in compliance with financial covenants as of September 30, 2009.

  Capital Leases

        As of September 30, 2009, the Company held capital lease obligations of $1.7 million. These obligations consisted primarily of $1.5 million in leases for capital software and prepaid software maintenance assets for which final payment is due June 1, 2012 and has an effective interest rate of 8.8% per annum.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION

        During the three and nine months ended September 30, 2009, the Company granted 10,000 and 1,663,000 options, respectively, to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $6.26 and $0.91 per share, respectively, and a weighted average exercise price of $6.58 and $1.88, respectively. Options granted generally vest ratably over four years with the first year vesting on a "cliff" basis followed by monthly vesting for the remaining three years. Compensation expense is recognized ratably over the four year vesting period. During the three and nine months ended September 30, 2009, the Company also granted 30,000 and 1,282,110 shares, respectively, of restricted stock to employees and to non-employee directors, which vest over three years and have a weighted average grant date fair value of $6.26 and $2.43 per share, respectively.

        During the three and nine months ended September 30, 2008, the Company granted 1,206,800 and 2,864,900 options, respectively, to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $2.00 and $6.91 per share and a weighted average exercise price of $4.49 and $15.36, respectively. During the three and nine months ended September 30, 2008, the Company also issued 45,000 and 397,464 shares, respectively, of restricted stock to employees and non-employees, which vest over three years, with a grant date fair value of $4.48 and $9.70 per share.

        Stock-based compensation expense, including options and non-vested shares, was $1.5 million and $26.6 million for the three and nine months ended September 30, 2009, respectively. The nine months ended September 20, 2009 include $16.3 million related to the Company's tender offer and $1.6 million of accelerated vesting charges related to the separation agreement with the Company's former Chief Executive Officer, which was included as restructuring charges, both of which are discussed further below. Stock-based compensation expense was $3.2 million and $14.0 million in the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2009, $229,000and $765,000, respectively, of the stock-based compensation was capitalized in inventory as part of the overhead allocation. For the three and nine months ended September 30, 2008, $566,671 and $789,452, respectively, of the stock-based compensation was capitalized in inventory as part of the overhead allocation.

        During the three and nine months ended September 30, 2009, 261,914 and 463,587 options to purchase common shares were exercised, 515,985 and 1,485,766 options to purchase common stock were forfeited, and 149,859 and 513,765 shares of restricted stock vested, respectively. During the three and nine months ended September 30, 2008, 159,429 and 642,116 options to purchase common shares were exercised, 707,801 and 1,160,698 options to purchase common stock were forfeited, and 29,142 and 156,522 shares of restricted stock vested, respectively.

        Tender Offer.    Due to declines in the market price of the Company's common stock, the exercise prices of a substantial number of outstanding stock options held by the Company's employees far exceeded the market price of our common stock as of April 2, 2009 (referred to as "underwater options"). This decline in the Company's common stock price substantially eliminated the incentive and retention value of the options previously granted to the Company's employees. Accordingly, on April 2, 2009, after a comprehensive review of our compensation program, the Company offered to purchase stock options with exercise prices equal to or greater than $10.50 per share for cash from certain eligible employees (the "Tender Offer") in order to restore the incentive value of the Company's long-term performance award programs. Individuals eligible to participate in the Tender Offer were those employees, including officers and non-employee directors, who continued to be employees or

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STOCK-BASED COMPENSATION (Continued)

directors of the Company from the April 2, 2009 offer date to the offer's expiration date on April 30, 2009. Participation in the Tender Offer was voluntary. As a result of the Tender Offer, the Company made an aggregate cash payment of $0.1 million to repurchase 2,315,951 options that were tendered to the Company. Accordingly, the Company recorded a charge of $16.3 million in the quarter ended June 30, 2009 related to previously unrecognized share-based compensation expense for these tendered options. Of this $16.3 million charge, $13.3 million was recorded to selling, general and administrative expenses and $3.0 million was recorded to cost of sales. Additionally, the pool of shares available for future grant under the 2007 Equity Incentive Plan (the "2007 Plan") increased by 817,700 shares as a result of the Tender Offer. Shares tendered that were originally granted from the 2005 Equity Incentive Plan (the "2005 Plan") are not available for future grant.

        Separation Agreement.    On June 30, 2009, the Company entered into a separation agreement with its former Chief Executive Officer. Pursuant to the separation agreement, vesting of 321,195 options to purchase Company common stock and 114,917 restricted stock awards were accelerated as of June 30, 2009. These options to purchase Company common stock will remain exercisable until the original expiration date of such options. Additionally, pursuant to the terms of the separation agreement, the Company's former Chief Executive Officer forfeited 267,707 options to purchase Company common stock. The Company recorded a charge of $1.6 million and $0.2 million to restructuring charges related to the acceleration of the vesting of these options and restricted stock awards, and the acceleration of deferred compensation expense, respectively.

10. INCOME TAXES

        During the three months ended September 30, 2009, the Company recognized an income tax benefit of $12.3 million on pre-tax income of $9.8 million, representing an effective income tax rate of (126.2%) compared to an income tax expense of $12.3 million on a pre-tax loss of $135.7 million, representing an effective income tax rate of (9.0%) for the three months ended September 30, 2008.

        The components of the income tax benefit are as follows: income taxes of $1.9 million were provided for on the pre-tax income of $9.8 million principally as a result of income taxes that are payable to foreign taxing jurisdictions. In addition, the Company restructured its international operations and cost sharing arrangements, resulting in a one-time benefit of $11.8 million from a reduction in certain taxes previously accrued. The accrual for Uncertain Tax Benefits decreased by a net amount of $2.4 million, consisting of a $0.2 million increase resulting from various foreign and domestic tax positions and a net decrease of $2.6 million resulting from the international restructuring.

        During the nine months ended September 30, 2009, the Company recognized an income tax benefit of $4.5 million on a pre-tax loss of $35.2 million, representing an effective income tax rate of (12.8%) compared to an income tax expense of $4.4 million on a pre-tax loss of $146.0 million, representing an effective income tax rate of (30.1%) for the nine months ended September 30, 2008.

        The change in the effective tax rate for the three and nine months ended September 30, 2009 is primarily the result of the Company implementing a worldwide restructuring of its operations to streamline and simplify its business operations. This resulted in a one-time tax benefit of approximately $11.8 million. The Company had unrecognized tax benefits of $28.2 million at December 31, 2008 and $26.3 million as of September 30, 2009. During the nine months ended September 30, 2009 the FIN 48

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. INCOME TAXES (Continued)

position increased by $0.2 million for various foreign and domestic tax positions and a net decrease of $2.6 million related to the international restructuring for a net reduction of $2.4 million.

11. EARNINGS (LOSS) PER SHARE

        Basic income (loss) per share ("EPS") is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from diluted EPS. EPS for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Reconciliation of net income (loss) for dilutive computation:
Net income (loss) for dilutive computation	$22,068	$(147,980)	$(30,630)	$(150,374)

Basic income (loss) per common share:
Weighted average common shares outstanding	85,514,385	82,854,419	84,933,858	82,687,861

Basic income (loss) per common share	$0.26	$(1.79)	$(0.36)	$(1.82)

Diluted income (loss) per common share:
Weighted average common shares outstanding	85,514,385	82,854,419	84,933,858	82,687,861
Dilutive effect of stock options	1,964,933	—	—	—
Weighted average diluted common shares outstanding	87,479,318	82,854,419	84,933,858	82,687,861

Diluted income (loss) per common share	$0.25	$(1.79)	$(0.36)	$(1.82)

        Due to the Company's net loss for the nine months ended September 30, 2009, and the three and nine months ended September 30, 2008, the dilutive effect of stock options and unvested restricted stock awards were not included in the computation of diluted EPS, as their inclusion would have been anti-dilutive.

        For all periods presented above, there were options outstanding and unvested restricted stock awards, which could potentially dilute basic EPS in the future but were not included in diluted loss per share as their effect would have been anti-dilutive. The weighted average exercise price per share of the options that were anti-dilutive was $6.34 and $5.97 for the three and nine months ended September 30, 2009, respectively, and $8.88 and $50.44 for the three and nine months ended September 30, 2008, respectively. The total number of anti-dilutive options for the three and nine months ended September 30, 2009 was 3.466,557 and 3,809,734, respectively, and for the three and nine months ended September 30, 2008 was 8,032,348 and 5,353,715, respectively.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. COMMITMENTS AND CONTINGENCIES

        At December 31, 2008, the Company had purchase commitments with its third party manufacturers for $14.0 million in inventory. Approximately 449,000 pairs of shoes, or $2.1 million, of this commitment was for certain products at prices in excess of net realizable value, given the Company's plans for sales of the product, which was included in accrued expenses at December 31, 2008. As of September 30, 2009, no further obligations related to this purchase commitment remained on the Company's unaudited condensed consolidated balance sheet.

        On July 26, 2005, the Company entered into an amended and restated four-year supply agreement with Finproject S.P.A., the former majority owner of Crocs Canada, pursuant to which the Company has the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain current customer dealings (including boot manufacturers). The supply agreement automatically renews for one-year terms, and provides that the Company meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement. The pricing is to be agreed upon each quarter and fluctuates based on order volume, currency fluctuations, and raw material prices.

        The Company guarantees the payment of its third-party manufacturer in China for purchases of material for the manufacture of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $3.1 million) at September 30, 2009. The Company evaluates the estimated loss for the guarantee under ASC Topic 450, Contingencies, and Topic 460, Guarantees. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. To date, the Company has not made any payments under the guarantee and, as of September 30, 2009, has not recorded a liability related to the guarantee in its unaudited condensed consolidated financial statements, as the Company does not believe the potential obligation under this guarantee is material.

        The Company leases space for certain of its offices, warehouses, vehicles and equipment under leases expiring at various dates through 2027. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. Step rents, tenant improvement allowances, rent holidays and other items are factored into the minimum lease payment and recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the unaudited condensed consolidated balance sheets in the accrued expenses and other current liabilities line item.

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

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. OPERATING SEGMENTS AND RELATED INFORMATION

        The Company operates in the consumer products industry in which the Company designs, manufactures, markets and distributes footwear, apparel and accessories. Operating results are assessed on an aggregate basis to make decisions about necessary resources and in assessing performance. Consequently, under the provisions of ASC Topic 280, Segment Reporting, and based on the nature of the financial information that is received by the Chief Executive Officer, as chief operating decision maker, the Company has one reportable segment for financial statement purposes.

        The Company's sales by product line are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Footwear	$168,457	$158,552	$478,508	$544,474
Other	8,684	15,635	31,248	51,023

	$177,141	$174,187	$509,756	$595,497

        Geographic information about the United States and international territories is presented below. The Company has allocated revenues to the geographic locations based on the location of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
United States	$66,032	$69,537	$195,864	$254,817
Canada	4,593	4,603	15,885	19,858
Mexico	1,833	2,432	5,235	5,856

North America Total	72,458	76,572	216,984	280,531
Asia	68,450	61,394	187,426	161,389
Europe	27,012	29,044	87,056	139,916
Other	9,221	7,177	18,290	13,661

	$177,141	$174,187	$509,756	$595,497

Total for countries outside the United States	$111,109	$104,650	$313,892	$340,680

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. OPERATING SEGMENTS AND RELATED INFORMATION (Continued)

	September 30, 2009	December 31, 2008
Long-lived assets
United States	$47,061	$64,340
Canada	2,124	1,857
Mexico	2,071	2,302

North America Total	51,256	68,499
Asia	9,659	12,720
Europe	9,366	14,024
Other	457	649

Total Long Lived Assets	$70,738	$95,892

Total for countries outside the United States	$23,677	$31,552

        There were no customers that comprised greater than 10% of the consolidated revenues of the Company for the three or nine months ended September 30, 2009 or 2008.

14. COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$22,068	$(147,980)	$(30,630)	$(150,374)
Foreign currency translation	6,390	(1,279)	8,696	409

Comprehensive income (loss)	$28,458	$(149,259)	$(21,934)	$(149,965)

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

(Unaudited)

15. LEGAL PROCEEDINGS (Continued)

Determination of non-infringement related to one of the patents at issue. The Company filed a petition with the Commission to review this determination. The Commission granted the Company's petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to 14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. The Company filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit was completed in April 2009 and oral arguments were heard on July 10, 2009. On October 4, 2009, the Company and one of the defendants in the ITC litigation reached a settlement. The defendant agreed to cease and desist infringing on the Company's patents and to pay the Company certain monetary damages, which will be recorded upon receipt. The remaining parties are currently awaiting a decision from the Federal Circuit.

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

        On May 11, 2009, Crocs Europe B.V. received a letter from Dr. Ing. H.c.F. Porsche AG ("Porsche") claiming that the Company's use of the "Cayman" shoe model designator infringes upon their Community Trademark Registration of the mark "CAYMAN" in class 25. Porsche is requesting that Crocs Europe B.V. immediately cease and desist use of the Cayman mark and pay Porsche's attorney's fees in conjunction with the issuance of the notice letter. On July 30, 2009 the Company was served with notice of an injunction against Crocs Europe BV's use of the Cayman mark in Germany. The Company intends to vigorously defend itself against these claims.

        Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, the Company is not party to any other pending legal proceedings that the Company believes will have a material adverse impact on its business.

16. SUBSEQUENT EVENTS

        ASC Topic 855, Subsequent Events, requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company has evaluated subsequent events through November 5, 2009, the date the financial statements were issued, and has determined there are no other subsequent events to be reported.

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

Overview

        We are a designer, manufacturer, distributor, worldwide marketer and brand manager of footwear and accessories for men, women, and children. We aspire to be the global leader in molded footwear design and development. We manufacture a product offering that provides new, innovative and exciting molded footwear products that combine comfort, affordability, functionality and fun. We design and sell a broad offering of footwear that utilizes our proprietary closed cell-resin, called Croslite. Croslite is a unique material that enables us to produce an innovative, soft, lightweight, non-marking, slip and odor-resistant shoe. Shoes made with Croslite have been certified by US Ergonomics to reduce peak pressure on the foot, reduce muscular fatigue while standing and walking and to relieve the musculoskeletal system.

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

        We currently sell our Crocs-branded and Ocean Minded branded products throughout the U.S. and in more than 125 countries. We sell our products through domestic and international retailers and distributors and directly to end-user consumers through our webstores, Company-operated retail stores, outlets and kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including our wholesale, retail and internet channels.

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

Recent Events

        From our inception through the year ended December 31, 2007, we experienced rapid revenue growth and had difficulty meeting demand for our footwear products. During this period, we significantly increased our production capacity, warehouse space and inventory in an effort to meet demand. This pattern changed in 2008. Our revenue growth moderated and then began to decline during 2008 when compared to 2007. Accordingly, we evaluated our production capacity and operations structure and, in 2008, we discontinued our Canadian manufacturing operations and consolidated our Canadian distribution activities with other existing North American distribution operations; we abandoned certain equipment and molds that represented excess capacity; we wrote down the value of certain units in inventory that we felt we may not be able to sell for a price above cost; and we discontinued manufacturing operations at our Brazilian manufacturing facility. From January 1, 2008 through September 30, 2009, we decreased our fixed costs by consolidating our global distribution centers and reducing our warehouse space; we took additional impairments on molds, tooling, equipment and other assets related to manufacturing, distribution and sales; and we reduced our global headcount by approximately 36.0%. We believe these actions were necessary in order to align our production and distribution capacities with our revised demand projections. Furthermore, we have taken actions to reduce our selling, general and administrative costs by reducing personnel, reducing our space costs by consolidating certain offices and reducing other discretionary spending. As a result of these and other actions taken by management as part of our turnaround strategy, we achieved higher year-over-year revenue in the third quarter of 2009 as well as improved gross margins, operating margins and net income, despite current economic conditions. However, we may continue to experience declines in revenue during the 2009 fourth quarter, particularly given the current economic downturn and the historical seasonality of our business, and accordingly, we may take further actions to align our cost structure with general demand for our products.

        Throughout the 2009 third quarter, we continued to execute against our plan for the disposal of our discontinued and impaired product inventories. This plan includes structured sales to established discount retailers, sales through our Company-operated outlet stores, warehouse sales and other disposition activities as well as donations to our Crocs Cares! charitable organization. These actions were designed to minimize adverse impacts to our resellers, distributors, and Company-operated retail channels.

        Additionally, during the second quarter of 2009, we offered to purchase stock options with exercise prices equal to or greater than $10.50 per share for cash from certain eligible employees (the "Tender

Offer") in order to restore the incentive value of the Company's long-term performance award programs and in response to the fact that the exercise prices of a substantial number of outstanding stock options held by our employees far exceeded the market price of our common stock. As part of the Tender Offer, we repurchased 2,315,951 stock options from our employees and non-employee directors. Accordingly, we recorded a charge of $16.3 million in the quarter ending June 30, 2009 related to previously unrecognized share-based compensation expense for these tendered and cancelled options. Of this $16.3 million charge, $13.3 million was recorded to selling, general and administrative expenses and $3.0 million was recorded to cost of sales.

        During the nine months ended September 30, 2009, we experienced a decline in revenue of 14.4% when compared with the same period in the previous year, due to declines in consumer demand for our products as a result of the economic downturn, the maturity of our products within certain markets, increased competition and challenges we have experienced merchandising our expanded product lines in existing wholesale channels. Due to these factors as well as the challenges we face with respect to better aligning our cost structure with lower revenues, we reported a net loss of $30.6 million in the nine month period ended September 30, 2009. However, during the quarter ended September 30, 2009, we reported net income of $22.1 million, or $0.25 per diluted share. While our third quarter 2009 results were affected by a material one-time tax benefit as well as increased gross margin from the sale of previously impaired unit sales, we believe that third quarter 2009 results reflect some positive trends resulting from the cost savings initiatives it has been executing against during the last 12 months.

Results of Operations

        Revenues.    Revenues increased 1.7%, or $2.9 million, to $177.1 million in the three months ended September 30, 2009, from $174.2 million in the three months ended September 30, 2008. Unit sales of footwear products increased 17.3%, or 1.4 million pairs, to 9.5 million pairs in the three months ended September 30, 2009, from 8.1 million pairs in the three months ended September 30, 2008. The increase in revenue and unit sales was partially the result of the continued execution against our plan to sell inventories of discontinued and impaired product. This product is generally being sold at lower prices, therefore the increase in unit sales was higher than the increase in the dollar value of sales. Sales of impaired product during the three months ended September 30, 2009 were $11.5 million. In addition, sales of our Jibbitz products decreased 33.1% to $7.9 million in the three months ended September 30, 2009, from $11.8 million in the three months ended September 30, 2008.

        For the nine months ended September 30, 2009, revenues declined 14.4%, or $85.7 million, when compared to the same period in 2008. Unit sales of footwear products during the nine months ended September 30, 2009 increased 1.4%, or 0.4 million pairs, to 29.6 million pairs in the three months ended September 30, 2009. The decrease in revenue and corresponding increase in unit sales was the result of the continuation of our plan to sell inventories of discontinued and impaired product, as stated above. Sales of our discontinued and impaired product were at a lower selling price and, as a percentage of total units sold during the 2009 nine-month period, were significant, thereby causing a decline in revenue despite the increase in units sold.

        Our wholesale channel revenues decreased 14.7%, or $18.4 million, to $107.1 million, for the three months ended September 30, 2009, from $125.5 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, wholesale revenues decreased 30.7%, or $145.2 million, from the nine month period ended September 30, 2008. We believe that a portion of these decreases is due to the global economic downturn, which has lessened consumer demand and caused some retailers to choose to operate at leaner inventory levels. In addition, we have recently implemented a more disciplined wholesale approach and, accordingly, have taken measures to reduce the number of wholesalers selling our product in order to better position the brand in the marketplace. These measures have resulted in fewer wholesale customers. Further, we believe sales of our footwear at wholesale also declined due to the challenges we face in merchandising our expanded product lines in existing wholesale channels as well as lessening consumer demand for our products as such products reach a more mature stage in their product life. We have also been affected by competitors entering the market with imitation products that are sold at substantially lower prices.

        We operated 310 retail locations, including retail stores, kiosks and outlets, at September 30, 2009, which is up from 262 at September 30, 2008. Total revenue from Company-operated retail locations increased 39.6%, or $15.3 million, to $53.9 million in the three months ended September 30, 2009, from $38.6 million for the three months ended September 30, 2008. Through the first nine months of 2009, revenue from Company-operated retail locations increased 51%, or $46.3 million, to $137.1 million from $90.8 million through the nine months ended September 30, 2008. We believe that increased revenue in our retail channel was driven by the fact that we are able to merchandise the full breadth and depth of our product line and through an increase in Company-operated retail locations. As a percentage of total revenue, revenue from our retail channel was 30.4% and 26.9% for the three and nine months ended September 30, 2009, and 22.2% and 15.2% for the three and nine months ended September 30, 2008. As our retail business becomes a larger portion of our business, we expect to see some improvements in total revenue and gross margin as we have traditionally been able to achieve a higher average selling price in this channel. We expect to continue to selectively open retail stores in markets where we see sufficient demand and growth opportunities. We plan to close certain kiosks and selectively open more branded stores. Our plans for expanding retail locations in future periods may be adjusted or suspended should economic conditions worsen or should management determine that a different course of action for our future retail strategy is necessary.

        Revenues from our internet channel increased $6.1 million, or 61%, to $16.1 million in the three months ended September 30, 2009 from $10.0 million in the three months ended September 30, 2008. For the nine months ended September 30, 2009, internet revenue increased $13.3 million, or 41.7%, to $45.2 million from $31.9 million in the same period of 2008. The increase in revenues in the 2009 periods is due primarily to increased web-based and other marketing efforts aimed at driving consumer awareness of our webstores as well as the launches of several new sites serving international markets. We expect to continue investing in webstores and web-based marketing efforts as this channel enables us to showcase our entire product offering directly to the consumer, which we believe to be advantageous to the Company in terms of sales volume and brand awareness. As a percentage of total revenue, revenue from our internet channel was 9.1% and 8.9% for the three and nine months ended September 30, 2009, respectively, and 5.7% and 5.4% for the three and nine months ended September 30, 2008, respectively. While still a small percentage of our business overall, as our internet business becomes a larger portion of our business, we expect to see some improvements in total revenue and gross margin as we have traditionally been able to achieve a higher average selling price in this channel. Our plans for future expansion may be adjusted or suspended should economic conditions worsen or should management determine that a different course of action for our future internet strategy is necessary.

        The majority of our revenues during the three months ended September 30, 2009 were attributable to our non-classic footwear models. Sales of our classic models, Beach and Cayman, represented 15.7% and 17% of total unit sales for the quarter and nine months ended September 30, 2009, respectively, compared to 22% and 26.6% for the three and nine months ended September 30, 2008, respectively. We intend to continue to diversify our product offerings in order to expand our brand and expect that sales of our classic models will represent a smaller portion of our overall revenues in the future. We also intend to segment our product offerings into our various sales channels and to enhance our visual and fixture merchandising platforms in Company-operated and wholesale customers' stores to more effectively display our expanded product portfolio.

        Changes in foreign currency exchange rates in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 contributed to a reduction of

$0.9 million and $18.0 million, respectively, in revenues for such periods. We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Americas Market.    Our revenues from the Americas decreased 2.8%, or $2.3 million, to $79.3 million in the three months ended September 30, 2009 compared to $81.6 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, revenues from the Americas declined 21.1%, or $62.2 million, to $232.4 million from $294.6 million in the nine months ended September 30, 2008. We believe the three and nine month declines are reflective of economic conditions in the United States coupled with the challenges we face in merchandising our expanded product lines as well as the maturity of our core products in the consumer market and lessening demand for such products, as discussed in "Revenues" above. We have begun executing against plans to re-invigorate revenue in the U.S. wholesale channel, which has recently experienced revenue declines.

        The number of Company-operated retail locations in the Americas, including retail stores, kiosks and outlets, increased to 162 locations at September 30, 2009 from 153 locations at September 30, 2008. Revenue from Company-operated retail locations increased 57.8%, or $11.5 million, to $31.4 million in the three months ended September 30, 2009, from $19.9 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, revenue from Company-operated retail locations in the Americas region increased 60.9%, or $29.4 million, to $77.7 million from $48.3 million in the nine months ended September 30, 2008. Our Company-operated retail locations allow us to showcase our entire product offering, which we believe results in higher sales of new product offerings and increased brand awareness. This, in conjunction with the increase in the number of Company-operated retail locations, drove the increase in revenue in this channel during the three and nine month periods ended September 30, 2009.

        Asian Market.    Our revenues in Asia increased 7.4%, or $4.7 million, to $68.0 million in the three months ended September 30, 2009 from $63.3 million for the three months ended September 30, 2008. Revenues in Asia increased 16.0%, or $25.8 million, to $187.0 million in the nine months ended September 30, 2009 compared to $161.2 million for the nine months ended September 30, 2008. Revenue in the region increased as a result of strong demand in all channels, particularly in wholesale and retail.

        We increased the number of Company-operated retail venues in Asia to 131 locations at September 30, 2009, from 96 locations at September 30, 2008. Revenue from Company-operated retail locations increased 14%, or $2.3 million, to $18.7 million in the three months ended September 30, 2009, from $16.4 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, revenue from Company-operated retail locations in Asia increased 35.0%, or $13.1 million, to $50.5 million compared to $37.4 million for the same period in 2008.

        European Market.    Our revenues in Europe increased 1.7%, or $0.5 million, to $29.9 million in the three months ended September 30, 2009 from $29.4 million for the same period in 2008, driven by year-over-year revenue increases in the retail and internet channels. For the nine months ended September 30, 2009, revenues in Europe declined 35.3%, or $49.4 million, to $90.4 million compared to $139.8 million for the nine months ending September 30, 2008. This decline was led by a decline at wholesale, where we saw a drop in demand due in part to economic conditions and an increased number of imitation products in the region. Partially offsetting this decline were increases in revenue from our Company-owned retail locations, due to an increased number of locations, and an increase in internet revenue.

        As of September 30, 2009, we operated 17 retail locations in Europe versus 13 in the same period of 2008. Revenue from Company-operated retail locations was $3.9 million and $8.8 million in the three and nine months ended September 30, 2009, respectively, versus $2.4 million and $5.3 million for the three and nine months ended September 30, 2008, respectively.

        Gross profit.    Gross profit increased $87.5 million to $89.9 million in the three months ended September 30, 2009. Gross margin also increased from 1.4% in the quarter ended September 30, 2008 to 50.7% in the quarter ended September 2009. These increases were largely driven by charges taken in the third quarter of 2008 which decreased our gross profit in the 2008 quarter: $65.8 million in inventory write-down charges and $4.2 million in charges related to losses on future purchase commitments. In addition, during the third quarter of 2009, we were able to sell 1.0 million units of impaired product (see "Recent Events," above). Much of this product had been written down to a level that we considered realizable; however, we were able to sell this product at prices substantially higher than what we had previously estimated. The gross profit amount related to these units was accretive to our gross profit percentage during the quarter ended September 30, 2009. The net effect of these sales on our gross profit during the third quarter of 2009 was $9.6 million. We have also experienced an increase in retail and internet sales as a percentage of our total revenue, as discussed previously. This trend has contributed to higher gross margins as we have traditionally been able to achieve a higher average selling price in these channels while many of the fixed costs associated with operating our company-owned retail stores are included in selling, general and administrative expenses. Partially offsetting these increases in gross profit were restructuring charges of $0.5 million for severance costs associated with the consolidation of our warehouse and distribution space and cancellation of our warehousing agreement. See Restructuring below for further discussion. In addition, we now sell a wide range of products which require additional materials, such as canvas, cloth lining and suede, and additional processes, such as stitching, to manufacture, thereby increasing our direct costs and lowering our gross margins on those products. As we continue to expand our portfolio and non-classic models become a larger portion of our business, we expect that our profit margins will be adversely affected.

        For the nine months ended September 30, 2009, gross profit increased $62.7 million to $240.6 million from $177.9 million in the nine months ended September 30, 2008. Gross margin increased from 29.9% in the nine months ended September 30, 2008 to 47.2% in the nine months ended September 30, 2009. The increase in gross margin was the result of the same items as those that affected the three month period, discussed previously. Partially offsetting these increases in gross profit were increases in stock-based compensation expense resulting from the Tender Offer, as discussed previously in "Recent Events."

        Changes in foreign currency exchange rates in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 increased our gross margin by $0.2 million. Changes in foreign currency exchange rates in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 reduced our gross margin by $8.1 million. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased 26.2% to $77.0 million in the three months ended September 30, 2009, from $104.4 million for the three months ended September 30, 2008. As a percentage of net revenues, selling, general and administrative expenses decreased to 43.4% in the quarter ended September 30, 2009 from 59.9% for the quarter ended September 30, 2008. This decline in selling, general and administrative expense was primarily driven by changes in foreign currency exchange rates, wherein during the 2009 quarter, we recognized a net gain on changes in currency exchange rates for transactions denominated, and settled or to be settled, in a currency other than the functional currency of the consolidated entity of $1.0 million compared to a comparative net loss of $14.6 million during the 2008 third quarter. Included in third quarter 2009 selling, general and administrative expenses was $1.1 million in stock-based compensation expense, down from $2.9 million in the third quarter of 2008. We also experienced a decline of $6.9 million in legal expenses and $9.4 million in marketing and corporate sponsorship expenses. These declines were partially offset by an increase of $3.6 million in salary and related expenses. As our retail channel becomes a larger portion of our total business, we expect that selling, general and administrative expenses will increase as a percentage of total revenue as certain fixed costs associated with the retail channel are recognized in selling general and administrative expenses.

        For the nine months ended September 30, 2009, selling, general and administrative expenses decreased 11.7% to $239.4 million from $271.2 million in the same period in 2008. As a percentage of net revenues, selling, general and administrative expenses increased to 47.0% in the nine months ended September 30, 2009 from 45.5% for the nine months ended September 30, 2008. Included in selling, general and administrative expenses during the third quarter of 2009 is $13.3 million in additional stock-based compensation expenses related to our Tender Offer, which occurred in April 2009. Also included in selling, general and administrative expenses for the nine months ended September 30, 2009 is a net gain on changes in currency exchange rates for transactions denominated, and settled or to be settled, in a currency other than the U.S. dollar of $1.2 million compared to a net loss on changes in currency exchange rates of $4.3 million for the nine months ended September 30, 2008.

        Changes in foreign currency exchange rates in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 had the effect of reducing our U.S. dollar selling, general and administrative expenses by $0.9 million. Changes in foreign currency exchange rates in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 had the effect of reducing our U.S. dollar selling, general and administrative expenses by $7.2 million. We expect operations of our consolidated subsidiaries with functional currencies other than the U.S. dollar will continue to represent a substantial portion of our overall business. Accordingly, changes in foreign currency exchange rates could materially affect our overall selling, general and administrative expenses, or the comparability of our selling, general and administrative expenses from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        During the 2008 fiscal year and through the third quarter of 2009, we took certain actions to reduce our selling, general and administrative expenses. Those actions included workforce reductions, office space reductions, and reductions in certain discretionary spending, including discontinuation of certain sponsorship and consulting arrangements. We are continuing to evaluate our operating expenses, including selling, general and administrative expenses. Should economic conditions further deteriorate or demand for our products decline further, we may experience further declines in revenues and we may take additional actions to reduce our selling, general and administrative expenses further.

        Restructuring charges.    We recorded $0.5 million and $11.7 million in restructuring charges in the three and nine months ended September 30, 2009, of which $0.5 million and $5.8 million, respectively, were recorded in costs of sales. The restructuring charges taken through the nine months ended September 30, 2009 consisted of:

  •
  $4.2 million in costs associated with the consolidation of our warehousing, distribution and office space worldwide,

  •
  $2.7 million in severance costs,

  •
  $1.1 million related to the release from further obligations under the earn-out provisions of our acquisition of Bite, LLC ("Bite"), and

  •
  $3.7 million in other restructuring charges.

        For the three and nine months ended September 30, 2008, we recorded $2.5 million and $7.7 million, respectively, in restructuring charges. These charges relate to our announcement in April 2008 of our decision to cease Canadian manufacturing activities and consolidate Canadian manufacturing and distribution into existing North American operations.

        Impairment charges.    During the three and nine months ended September 30, 2009, we recorded $1.7 million and $25.4 million, respectively, in impairment charges. The impairment charges for the nine months ended September 30, 2009 consisted of the following:

  •
  $17.0 million related to the write-off of obsolete molds, tooling, manufacturing and distribution equipment, sales and marketing assets and other distribution and manufacturing assets, primarily associated with the consolidation of warehouse and distribution space;

  •
  $7.5 million related to the write-off of capitalized software, patents, trade names and other intangible assets that we no longer intend to utilize; and

  •
  $0.9 million related to the write-off of other items.

        During the three and nine months ended September 30, 2008, we recorded impairment charges of $31.6 million and $45.3 million, respectively. The impairment charges for the nine months ended September 30, 2008 consisted of the following:

  •
  $20.4 million related to the write-down of fixed assets, primarily related to equipment and shoe molds for shoes we no longer intend to manufacture or styles for which we had more molds on hand than necessary to meet projected demand;

  •
  A $0.6 million related to patents we no longer intend to utilize;

  •
  A $0.3 million related to the Fury Hockey, Inc. ("Fury") trade name and customer relationships and $0.2 million related to the Jibbitz trade name; and

  •
  $23.8 million write-off of goodwill and other indefinite lived intangible assets, consisting of $1.0 million in goodwill related to the closure of our Fury business, in the first quarter of 2008, and $22.8 million in goodwill written off as a result of an impairment analysis.

        Charitable contributions.    During the three and nine months ended September 30, 2009, we donated product through our Crocs Cares! charitable organization with a fair market value of $2.2 million and $7.3 million. In addition, we recognized gains of $0.8 million and $2.8 million, respectively, for the same periods, representing the difference between the fair market value and the inventory carrying value of the donated product. Our donations for the three and nine months ended September 30, 2008 were minimal.

        Interest expense.    Interest expense in the third quarter of 2009 was $0.2 million compared to $0.4 million in the third quarter of 2008 as a result of lower borrowings in the 2009 period. We fully repaid our previous Revolving Credit Facility on August 3, 2009 and had no bank debt outstanding until just prior to the end of the third quarter. For each of the nine month periods ended September 30, 2009 and 2008, we recognized interest expense of $1.4 million. Despite lower debt balances during the 2009 nine-month period, interest rates on our borrowings under the old Revolving Credit Facility were higher in 2009 than in 2008. This relatively higher interest expense in 2009 was partially offset by lower borrowings during the 2009 third quarter.

        Other income/expense, net.    During the three months ended September 30, 2009, we recognized $0.1 million in other income compared to $0.7 million in other expense during the comparable period of 2008. We recognized other income of $0.8 million in the nine months ended September 30, 2009 and 2008.

        Income tax expense.    During the three months ended September 30, 2009, we recognized an income tax benefit of $12.3 million on pre-tax income of $9.8 million. The components of the income tax benefit are as follows:

        Income taxes of $1.9 million were provided for on the pre-tax income of $9.8 million principally as a result of income taxes that are payable to foreign taxing jurisdictions. In addition, we restructured our international operations and cost sharing arrangements, resulting in a one-time benefit of $11.8 million from a reduction in certain taxes previously accrued. The accrual for Uncertain Tax Benefits decreased by a net amount of $2.4 million consisting of a $0.2 million increase resulting from various foreign and domestic tax positions and a net decrease of $2.6 million resulting from the international restructuring. By comparison, we recognized income tax expense of $12.3 million on a pre-tax loss of $135.7 million for the three months ended September 30, 2008, resulting primarily from the recording of valuation allowances against deferred tax assets arising from net operating losses in that year.

        During the nine months ended September 30, 2009, we recognized an income tax benefit of $4.5 million on a pre-tax loss of $35.2 million, compared to income tax expense of $4.4 million on a pre-tax loss of $146.0 million for the nine months ended September 30, 2008.

        Net income.    We recognized net income for the third quarter of 2009 of $22.1 million, or $0.25 per diluted share, compared to net loss of $148.0 million, or ($1.79) per diluted share, in the third quarter of 2008. For the nine months ended September 30, 2009, our net loss was $30.6 million, or ($0.36) per diluted share, compared to net loss of $150.4 million, or ($1.82) per diluted share, in the third quarter of 2008.

Liquidity and Capital Resources

        The accompanying unaudited condensed consolidated financial statements for the three months ended September 30, 2009 were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At September 30, 2009, we had $76.0 million in cash and cash equivalents. During the third quarter of 2009, we fully repaid our Revolving Credit Facility and secured a new asset-backed line of credit, under which we had $0.3 million outstanding as of September 30, 2009.

        We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next 12 months. However, in order to provide additional liquidity in the future and to help support our long-term strategic goals, we have secured an asset-backed revolving line of credit, which provides us with up to $30 million in borrowings, as described below. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. In addition, we currently have an effective Form S-3 "Shelf" Registration Statement on file with the Securities and Exchange Commission. Under this shelf registration statement, we may sell debt securities, preferred stock, common stock, stock purchase contracts or warrants in one or more offerings up to an aggregate initial dollar amount of $75 million. The net proceeds from any sale of such securities may provide us with flexibility in funding our future capital requirements as we look to support our future growth.

        On September 25, 2009, the Company entered into a Revolving Credit and Security Agreement (the "Credit Agreement") with PNC Bank, N.A. (PNC"), as lender and agent for lenders under the Credit Agreement from time to time. The Credit Agreement provides for an asset-backed revolving credit facility of up to $30 million in total, which includes a $17.5 million sublimit for borrowings against the Company's eligible inventory, a $2 million sublimit for borrowings against the Company's eligible inventory in-transit, and a $4 million sublimit for letters of credit, subject to customary reserves and reductions to the extent of changes in the Company's asset borrowing base. Borrowings under the Credit Agreement are secured by all of the assets of the Company, including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests. Principal amounts outstanding under the Credit Agreement bear interest at a two percent (2%) premium over a rate that is the greater of either (i) PNC's published reference rate, (ii) the Federal Funds Open Rate in effect on such day plus one half of one percent (0.5%) or, (iii) the sum of the daily LIBOR rate and one percent (1.0%), with respect to domestic rate loans. Eurodollar denominated principal amounts outstanding under the Credit Agreement bear interest at the sum of three and one half percent (3.50%) premium over a rate that is the greater of (i) the Eurodollar rate, or (ii) one and one half percent (1.50%) with respect to Eurodollar loans, as applicable. The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each period with respect to Eurodollar rate loans.

        The Credit Agreement will mature on September 25, 2012. The Company may terminate the Credit Agreement at any time prior to the maturity date upon ninety (90) days' prior written notice and upon payment in full of all outstanding obligations under the Credit Agreement. If the Company terminates the Credit Agreement within the first three years after the date on which the Credit Agreement is entered into, it must pay a specified early termination fee. The Credit Agreement requires the Company to prepay borrowings under the Credit Agreement in the event of certain dispositions of property.

        The Credit Agreement contains certain customary restrictive and financial covenants, including without limitation, (a) covenants requiring the Borrowers to (i) pay certain fees; (ii) maintain a tangible net worth in the amount not less than $266 million, measured at the end of each fiscal quarter; and (iii) maintain, at the end of each fiscal quarter, a fixed charge coverage ratio of not less than 1.1 to 1.0; and (b) covenants prohibiting the Borrowers from (i) entering into certain merger, consolidation or other reorganization transactions with, or acquiring all or a substantial portion of the assets or equity interests of, any person or entity; (ii) selling, leasing or transferring any of its properties or assets, with certain exceptions, including sales of inventory in the ordinary course of business; (iii) creating certain liens on any of its properties or assets; (iv) making any capital expenditure in excess of $35 million during the year ending December 31, 2009 and $50 million during each of the years ending December 31, 2010 and December 31, 2011; (v) declaring, paying or making any dividend or distribution; or (vi) creating, incurring or assuming additional indebtedness, in each case subject to certain exceptions.

        The Credit Agreement contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then PNC may declare any outstanding obligations under the Credit Agreement immediately due and payable and PNC shall have the right to terminate the Credit Agreement. In addition, if any order for relief is entered under bankruptcy laws with respect to the Company, then any outstanding obligations under the Credit Agreement will be immediately due and payable.

        On October 14, 2009, the Company and PNC entered into the First Amendment to Revolving Credit and Security Agreement to clarify the intentions and understandings of the parties with respect to the tangible net worth financial covenant contained in the Credit Agreement. The Amendment decreases the Borrowers' minimum tangible net worth requirement from $266 million to $205 million, measured at the end of each fiscal quarter, commencing with the fiscal quarter ending December 31, 2009.

        As of September 30, 2009, the principal amount outstanding and amounts available for borrowing under the Credit Agreement are $0.3 million and $29.7 million, respectively. During the three months ended September 30, 2009, $0.5 million in fees and third party costs incurred in connection with the Credit Agreement were capitalized as deferred financing costs and are included in the other assets line item on the unaudited condensed consolidated balance sheet. The Company is in compliance with financial covenants as of September 30, 2009.

        We experienced rapid growth in our revenues and earnings and had difficulty meeting customer demand for our footwear products from our inception through December 31, 2007. During this period, we significantly increased production capacity, warehouse space and inventory in an effort to meet demand. This growth pattern changed in 2008. Our revenue growth moderated and then began to decline during 2008 when compared to the prior year. For the nine months ended September 30, 2009, our downward revenue trend continued as our total revenues declined 14.4% compared to the same period in 2008. The decline in revenue during the first nine months of 2009 was attributable in large part to deteriorating global economic conditions and difficulty marketing our expanded product line, offset by an increase in discounted end of life and impaired product sold during the nine months ended September 30, 2009. We incurred losses of $30.6 million during the nine months ended September 30, 2009. We recognized net income of $22.1 million for the three months ended September 30, 2009, however, we may incur additional losses through the remainder of 2009 as we move into our traditionally more challenging selling season (see "Seasonality" below).

        Due to the decline in revenues and income, we took certain actions to right-size our production and distribution capacity in 2008 and during the first nine months of 2009. We may take additional steps to right-size our business during the remainder of 2009. Likewise, should revenues continue to decline in future periods, we may be required to take further cost reduction actions in order to maintain a level of liquidity necessary to meet our ongoing operational needs. Our ability to continue as a going concern is dependent upon achieving a cost structure which is aligned with the levels of revenues we are able to achieve. Our ability to return to profitability is dependent on the timely completion of these activities and there can be no assurance that any actions taken by us will result in a return to profitability. As discussed in the previous paragraphs, we face various uncertainties that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

        During the three months ended September 30, 2009, we generated higher revenue compared to the same period in 2008, despite the current economic downturn. We believe that this revenue increase, as well as improvements in gross margin, operating margin and net income during the third quarter of 2009, was due in large part to actions taken by management as part of the Company's turnaround strategy. However, we may continue to experienced declines in revenue during the fourth quarter, particularly given the current economic downturn and the historical seasonality of our business. Continued declines in revenues could have a material adverse effect on our operating results, cash flow and our ability to raise capital. We cannot fully anticipate future conditions given the substantial uncertainties in the credit markets and the economy in general. We may have unexpected costs and liabilities; revenue and cash provided by operations may decline; economic conditions may continue to weaken; and competitive pressures may increase, resulting in difficulty maintaining liquidity.

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

        The changes in the global economy could also affect our customers' liquidity and capital resources and their ability to meet their payment obligations to us, which, in turn, would decrease their credit terms and our ability to collect our accounts receivable. If we are unable to collect on our accounts receivable, it could have a material adverse impact on our cash flows and capital resources. We continue to monitor our accounts receivable aging and have recorded reserves as we deem appropriate. Our accounts receivable balance as of September 30, 2009 was $65.8 million, which was relatively flat compared to the second quarter of 2009, but represented a decrease of $30.5 million from December 31, 2008. The increase in accounts receivable between December 31, 2008 and September 30, 2009 was largely the result of seasonality and higher sales in the third quarter of 2009 compared to the fourth quarter of 2008. Days sales outstanding increased from 25.8 days at December 31, 2008 to 34.2 days at September 30, 2009. This increase was driven by the granting of return request and allowances to customers in the fourth quarter of 2008, which we felt was a necessary action in response to the severe economic downturn and its impact on consumer demand for our products and, accordingly, our wholesale customers. The granting of return requests and allowances to customers resulted in a higher allowance for doubtful accounts, causing a lower net accounts receivable balance, and, as we granted these returns and worked through our sales allowances, a lower sales allowance, thereby leading to a higher net sales amount for the fourth quarter of 2008. The combination of these factors artificially lowered our days sales outstanding for the fourth quarter of 2008 by approximately 10 days.

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

        As of September 30, 2009, we had $76.0 million in cash and cash equivalents. We consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position. However, most of the cash held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity. As of September 30, 2009, we held $70.4 million of our total $76.0 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $70.4 million, $16.5 million could potentially be restricted, as described above. If the remaining $53.9 million were to be repatriated to the U.S., we would be required to pay approximately $1.8 million in international withholding taxes with no offsetting credit. We feel that there will be sufficient U.S. net operating losses ("NOLs") to absorb any increases to U.S. net income (and therefore, U.S. federal income tax) brought about by potential cash repatriation. There are full valuation allowances on the NOLs that would be released to result in no tax effect or cash tax payments for the U.S. if we were to repatriate $52.1 million in cash to the U.S. as of September 30, 2009.

        We have entered into various sponsorship agreements and operating leases that require cash payments on a specified schedule. Over the next five years we will make payments of $132.2 million related to our operating lease agreements and $0.2 million related to our corporate sponsorship agreements. We plan to continue to enter into operating leases related to our retail stores. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures. In addition, we must pay royalties to certain licensors at agreed-upon minimum quantities. As of September 30, 2009, our guaranteed minimum royalties, which must be paid over the next 5 years, were $1.5 million.

        Our inventories decreased to $113.7 million at September 30, 2009, from $143.2 million as of December 31, 2008. Since early 2008, we have been actively managing our inventory levels through decreased production and actively selling through our existing inventory with the goals of decreasing inventories and increasing our cash position. We expect that new product introductions, limitations on production capacities and seasonal variations may cause our inventory to increase or decrease materially in the future as we adjust to meet changing market conditions. We believe our inventory levels will continue to decrease in 2009 due to projected sales and inventory management plans.

        During the three months ended September 30, 2009 and 2008, we had net capital expenditures of $6.1 million and $18.3 million, respectively. During the first half of 2008, most of our capital expenditures were dedicated to infrastructure expansion to meet our expected sales volume. Due to the revenue decline we experienced in the latter half of 2008 and the first nine months of 2009, we altered our capital expenditure strategy and, accordingly, in the three months ended September 30, 2009, spent primarily on certain infrastructure that we considered to be critical to executing our business strategy, rather than on expansion. We will continue to make ongoing capital investments in molds and other tooling equipment related to manufacturing new products and footwear styles as well as those related to opening additional retail stores; however, we have implemented a more disciplined approach to the number of styles we carry, which we hope will result in fewer molds overall, and we have slowed the pace at which we are opening new retail stores. We plan to reduce our expenditures in our distribution and manufacturing due to our reduction in revenues and are currently in the process of implementing new software systems which we hope will bring greater efficiencies to our distribution strategy in the long term. We expect to continue to invest in our global information systems infrastructure to further strengthen our management information and financial reporting capabilities.

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

Seasonality

        Since inception, our business has evolved rapidly. From inception through December 31, 2007, we experienced significant sales growth. In 2008, our sales moderated and began to decline quarter over quarter due in large part to deteriorating economic conditions. Accordingly, there is still uncertainty in the degree to which sales of our footwear products will be subject to seasonality in the future. We expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. We believe many vendors in the northern hemisphere that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year and the majority of our revenues during the three months ended September 30, 2009 were attributable to footwear styles which are more suitable for fair weather. While we have introduced footwear models that are more suitable for cold weather, such as the Mammoth, Endeavor, Georgie, All Terrain, Snowmini, and YOU by Crocs ™ styles, we believe that demand for our products, and therefore our sales, may be subject to seasonal variations and may be significantly impacted by weather conditions. However, we intend to continue branching out into other types of footwear, bringing unique and original perspective to the consumer in styles, including winter styles, that may be unexpected from Crocs in order to mitigate the effects of the seasonal variations and that we believe will help us build a less seasonal, more year-round business.

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

Critical Accounting Policies and Estimates

        For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein. As of September 30, 2009, there were no significant changes in those critical accounting policies or estimation procedures, with the following exceptions

          Sales Returns, Allowances and Discounts.     We record reductions to revenue for estimated customer returns, allowances and discounts. We base our estimates of returns on historical rates of customer returns and allowances as well as the specific identification of outstanding returns that have not yet been received by us. We also consider other factors in forming our judgments to arrive at these estimates, including the number and success of new style introductions, customer inventory levels and macroeconomic factors affecting our customers, the extent to which we experience shipping delays or errors, known or suspected product defects and the seasonal nature of our business and products. Certain of these assumptions, including the impact of macroeconomic factors, the effects of seasonality, and the success of new style introductions, require significant judgment by management. Accordingly, the actual amounts of customer returns and allowances, which are inherently uncertain, may differ from our estimates. We have, in the past, found our estimates to be reasonable in light of actual experience. If we determined that actual or expected returns or allowances were significantly greater or lower than the reserves we had established, we would record a reduction or increase, as appropriate, to net sales in the period in which we made such a determination. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales. We also record reductions to revenue for estimated customer credits as a result of price mark-downs in certain markets. Fluctuations in our estimates for sales returns, allowances and discounts may be caused by many factors, including, but not limited to, fluctuations in our sales revenue, changes in demand for our products and customer acceptance of new products we offer. During the three and nine months ended September 30, 2008, the Company received a substantial number of return and allowance requests from its wholesale customers that management believed were due, in large part, to wholesaler response to the rapid declines in consumer spending on a macroeconomic level as a result of the global economic downturn as well as less-than-anticipated sell-through during the spring/summer selling season in 2008. Management granted certain return requests and allowances to customers that it believes are strategically important to the Company's ongoing business. Accordingly, the Company's estimate for sales returns and allowances for the three and nine months ended September 30, 2008, was significantly higher than historical estimates as a result of specific reserves related to these granted return and allowance requests.

          Management believes that the granting of return requests and allowances to customers in response to the severe economic downturn was strategically important to our business. We cannot predict changes in macroeconomic trends, but our sell-through has since improved in the wholesale channel. Likewise, our sales returns and allowances are back to more historically normal levels. Accordingly, we do not expect to grant return requests and allowances to customers in the future to the extent that we did during the three and nine months ended September 30, 2008. However, we may grant such requests in the future, on a limited basis, should management determine returns are necessary to the future success of our business. We are not currently aware of any circumstances that would, in the future, give rise to a significant change in sales returns and allowances as a result of the other aforementioned factors that we take into consideration when forming our judgments regarding the adequacy of our sales returns and allowances reserves.

          Inventory Valuation.     At least quarterly, we evaluate our inventory positions and make estimates regarding the net realizable value of our inventories and, if necessary, adjust them to the lower of cost or market. In our evaluation, we use standard categories to classify inventory based on the degree to which we believe that the products may need to be discounted to sell within a reasonable period. Certain classifications result in an impairment of inventory because the Net Realizable Value ("NRV") is less than the carrying value of the inventory. Our estimate of the NRV of our impaired products is based on significant judgments made by management, including assumptions about future demand and market conditions. Management considers, among other things, current sell-through of our products, recent changes in demand for our product as well as shifting demand between the products we offer, global and regional economic conditions, historical experience selling through liquidation and "off-price" channels and the amount of inventory on hand. The ultimate results achieved in selling excess and discontinued products in future periods may differ significantly from management's estimates of net realizable value. Fluctuations in our estimated NRV of our inventory may be caused by multiple factors, particularly given the sensitivity of certain qualitative factors including those regarding global and regional economic conditions as well as our ability to estimate future demand and prices based on historical experience and current sell-through. If we estimate that the NRV of our inventory is less than the current carrying cost of that inventory, we record a write-down equal to the difference between the cost of the inventory and the estimated NRV. This write-down is recorded in cost of sales in the period in which such a determination is made. Declines in the estimated NRV of our inventory, if the declines result in a write-down of our inventory balance, could have a significant effect on our reported financial results. During the three months ended September 30, 2008, we experienced a decline demand due to the economic downturn and the challenges we faced in merchandising or expanded product lines in existing wholesale channels as well as lessening demand for our products as such products reached a more mature stage in their product life and competitors entered the market with imitation products that are sold at substantially lower prices. Based on our estimate, during the third quarter of 2008, we recorded inventory write-downs of $65.8 million and an additional $4.2 million in charges related to losses on future purchase commitments for inventory with a market value lower than cost. During the three and nine months ended September 30, 2009, we have been executing against a plan to reduce our inventory of impaired product and, through

  September 30, 2009, have been successful in selling or otherwise disposing of more than 85% of the product that was impaired during the quarter ended September 30, 2008.

          Impairment of Long-Lived Assets.     In accordance with ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets, we test long-lived assets to be held and used for recoverability when events or circumstances indicate the carrying value of a long-lived asset (asset group) may be impaired. Events that may indicate the impairment of long-lived assets include; (i) a significant decrease in the market price of a long-lived asset (asset group), (ii) a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator, (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group), (v) current period operating or cash flow losses combined with historical operating or cash flow losses of a particular long-lived asset group or a forecast of cash flows that demonstrates continuing losses associated with the use of a long-lived asset group, and (vi) a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We evaluate for these types of events or circumstances at least quarterly. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If an asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value is determined by independent third party appraisals, the net present value of expected cash flows, or other valuation techniques as appropriate. Assets to be abandoned or from which no further benefit is expected are written down to zero at the time that the determination is made and the assets are removed entirely from service.

          During the three and nine months ended September 30, 2009, we recognized impairment charges of $0.8 million and $17.9 million, respectively, on fixed assets, primarily related to shoe molds, manufacturing and distribution equipment, sales and marketing assets and other distribution and manufacturing assets. During the three and nine months ended September 30, 2008, we recognized impairment charges of $8.0 million and $20.4 million, respectively, on fixed assets, primarily related to shoe molds and manufacturing and distribution equipment. The impairment charge on molds relates primarily to shoe styles that we either no longer intend to manufacture or to styles for which we have more molds on hand than is necessary to meet projected demand. The remaining impairment consisted primarily of assets that we no longer intend to use as we consolidate our warehouse and distribution space. These charges are recorded in the impairment charges line item of the consolidated statement of operations for the relevant periods, and are accounted for as assets to be abandoned in accordance with ASC Topic 360-10-35.

          We consider our recent operating and cash flow losses to indicate that the carrying value of assets to be held and used may not be recoverable. We have determined that the Company has one asset group in support of its footwear manufacturing, distribution and sales business as this is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Management considered whether assets could be grouped regionally; however, due to the extent to which production assets are shared globally, cash flows could not be separately identified at a lower level.

          Due to the nature of impairment charges, changes in the reserves and expenses related to these charges incurred between reporting periods can be significant as they are driven by, among other things, changes in our strategic operational and financial decisions, global and regional economic conditions, demand for our product or shifting demand between different products we offer and other corporate initiatives which may eliminate or significantly decrease the realization of future benefits from our long-lived assets and result in additional impairment charges in future periods. Likewise, significant impairment charges recognized during a reporting period could have an adverse affect on our reported financial results.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Credit and Interest Rate Risk

        We are exposed to interest rate risk to the extent that interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. On August 3, 2009, we fully repaid our remaining obligation on our Revolving Credit Facility prior to its maturity date of September 30, 2009. The Revolving Credit Facility effectively terminated upon full repayment. On September 25, 2009, we entered into a Credit Agreement with PNC Bank N.A. (the "Bank") for an asset-backed revolving credit facility which provides for borrowings of up to $30.0 million in total, subject to certain restrictions. Principal amounts outstanding under the Credit Agreement will bear interest at a two percent (2%) premium over a rate that is the greater of either (i) the Bank's published reference rate, (ii) the Federal Funds Open Rate in effect on such day plus one half of one percent (0.5%) or, (iii) the sum of the daily LIBOR rate and one percent (1.0%), with respect to domestic rate loans. Eurodollar denominated principal amounts outstanding under the Credit Agreement will bear interest at the sum of three and one half percent (3.50%) premium over a rate that is the greater of (i) the Eurodollar rate, or (ii) one and one half percent (1.50%) with respect to Eurodollar loans, as applicable. The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each period with respect to Eurodollar rate loans. Based on the aggregate amount borrowed as of September 30, 2009, the resulting decline in future annual earnings and cash flows would have been immaterial for every 1% increase in the lender's reference lending rate.

        We earned interest income of $0.1 million on our cash and cash equivalents during the three months ended September 30, 2009. We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates, and if the weighted average rate of return on cash and cash equivalents, and restricted cash, were to increase or decrease by 1%, the impact on interest income would be approximately $0.8 million, net of tax during the quarter ended September 30, 2009.

Foreign Currency Exchange Risk

        We have significant revenues from foreign sales in recent periods. While the majority of expenses attributable to our foreign operations are paid in the functional currency of the country in which such operations are conducted, we pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase or decrease, as applicable, in value by 1%, the impact on international sales of $309.7 million during the nine months ended September 30, 2009 would have been an increase or decrease, as applicable, in consolidated revenues by $3.1 million. The volatility of the applicable exchange rates are dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. We may, in the future, engage in foreign exchange hedging contracts to reduce our economic exposure to changes in exchange rates. If we do engage in foreign exchange hedging, the foreign exchange hedging contracts will be entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. As of September 30, 2009, we did not have any foreign exchange hedging contracts.

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

Changes in Internal Control over Financial Reporting

        There have been no significant changes to our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        On March 31, 2006, the Company filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, the Company filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. The Company's motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc. and Australia Unlimited, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. The Company filed a petition with the Commission to review this determination. The Commission granted the Company's petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to 14, 2007. The ALJ issued an Initial Determination on April 11,

2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. The Company filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit was completed in April 2009 and oral arguments were heard on July 10, 2009. On October 4, 2009, the Company and the one of the defendants in the ITC litigation reached a settlement. The defendant agreed to cease and desist infringing on the Company's patents and to pay the Company certain monetary damages, which will be recorded upon receipt. The remaining parties are currently awaiting a decision from the Federal Circuit.

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

        On May 11, 2009, Crocs Europe B.V. received a letter from Dr. Ing. H.c.F. Porsche AG ("Porsche") claiming that the Company's use of the "Cayman" shoe model designator infringes upon their Community Trademark Registration of the mark "CAYMAN" in class 25. Porsche is requesting that Crocs Europe B.V. immediately cease and desist use of the Cayman mark and pay Porsche's attorney's fees in conjunction with the issuance of the notice letter. On July 30, 2009 the Company was served with notice of an injunction against Crocs Europe BV's use of the Cayman mark in Germany. The Company intends to vigorously defend itself against these claims.

        Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, the Company is not party to any other pending legal proceedings that the Company believes will have a material adverse impact on its business.

ITEM 1A.    Risk Factors

        There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 6.    Exhibits.

Exhibit List

Exhibit Number		Description
3.1	**	Restated Certificate of Incorporation of Crocs, Inc.
3.2	**	Amended and Restated Bylaws of Crocs, Inc.
4.1	*	Specimen common stock certificate.
10.1
Revolving Credit and Security Agreement, dated September 25, 2009, by and among Crocs, Inc., Crocs Retail, Inc., Crocs Online, Inc., Ocean Minded, Inc., Jibbitz LLC, Bite, Inc. and PNC Bank, N.A. (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2009)
10.2
First Amendment to Revolving Credit and Security Agreement, dated October 14, 2009, by and among Crocs, Inc., Crocs Retail, Inc., Crocs Online, Inc., Ocean Minded, Inc., Jibbitz LLC, Bite, Inc. and PNC Bank, N.A. (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2009)
31.1	††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32	††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

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

CROCS INC.
Date: November 5, 2009	By:	/s/ RUSSELL C. HAMMER
		Name:	Russell C. Hammer
		Title:	Chief Financial Officer, Senior Vice President—Finance and Treasurer