Form 10-K
period 2009-12-31
Crocs, Inc.
filed 2010-02-25
CIK 1334036

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Address, including zip code and telephone number, including area code, of registrant's principal executive offices)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☒.

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009 was $239,530,428. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

         The number of shares of the registrant's common stock outstanding as of January 31, 2010 was 85,670,762.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant's proxy statement for the 2010 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2009.

Crocs, Inc.
2009 Annual Report on Form 10-K

FORWARD-LOOKING INFORMATION

        Throughout this report, references to the "Company," "we," "us" and "our" refer to Crocs, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

        Statements in this Form 10-K and in documents incorporated by reference herein (or otherwise made by us or on our behalf) contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "are likely" or "continue," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking statements. Important factors that could cause actual results to differ materially from the forward looking statements include, without limitation, the following risk factors:

  •
  macroeconomic issues, including, but not limited to, the current global financial crisis;

  •
  our ability to effectively manage our future growth or declines in revenue;

  •
  changing fashion trends;

  •
  our ability to maintain and expand revenues and gross margin, net of the impact of sales of impaired inventories;

  •
  our management and information systems infrastructure;

  •
  our ability to repatriate cash held in foreign locations in a timely and cost-effective manner;

  •
  our ability to maintain compliance with our debt covenants;

  •
  our ability to maintain sufficient liquidity;

  •
  our ability to develop and sell new products;

  •
  our ability to obtain and protect intellectual property rights;

  •
  our reliance on third-party manufacturing and logistics providers for the production and distribution of products;

  •
  our ability to anticipate difficulties or disruptions to our manufacturing operations;

  •
  our reliance on a limited source supply for certain raw materials;

  •
  inherent risks associated with the manufacture, distribution and sale of our products overseas;

  •
  our ability to meet the estimates or expectations of public market analysts and investors;

  •
  seasonal variations in our business;

  •
  our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in demand for our products;

  •
  our ability to maintain effective internal controls;

  •
  our defense and the ultimate outcome of a pending class action lawsuit;

  •
  our ability to attract, assimilate and retain adequate talent;

  •
  our ability to maintain and improve business relationships with third parties selling our products;

  •
  the effect of competition in our industry;

  •
  our ability to successfully integrate and grow acquired businesses and brands; and

  •
  the effect of potential adverse currency exchange rate fluctuations.

        We caution the reader to carefully consider all such factors, including those described in Item 1A. "Risk Factors". Furthermore, such forward looking statements speak only as of the date of this report. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.

PART I

ITEM 1.    Business

Overview

        We are a designer, manufacturer, distributor, worldwide marketer and brand manager of footwear for men, women, and children. We aspire to bring comfort, fun and innovation to the world's feet. We strive to be the global leader in molded footwear design and development. We manufacture a product offering that provides new and exciting molded footwear products that feature fun, comfort and functionality. We also design and sell a broad offering of footwear and accessories that utilize our proprietary closed cell-resin, called Croslite. Our Croslite material is unique in that it enables us to produce an innovative, lightweight, non-marking, and odor-resistant shoe. Certain shoes made with the Croslite material have been certified by U.S. Ergonomics to reduce peak pressure on the foot, reduce muscular fatigue while standing and walking and to relieve the musculoskeletal system.

        Since the initial introduction and popularity of our Beach and Cayman (soon to be renamed Crocs Classic) designs, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach through the acquisition of new brand platforms such as Jibbitz, LLC ("Jibbitz") and Ocean Minded, Inc. ("Ocean Minded"). We intend to continue branching out into other types of footwear, bringing a unique and original perspective to the consumer in styles that may be unexpected from Crocs. In part, we believe this will help us to continue to build a stable year-round business as we look to offer more winter-oriented styles. All of our products are designed to allow the product to be defined by comfort, fun, and function.

        Our marketing approach is also becoming significantly more focused on a defined target consumer. The majority of our marketing efforts surround specific product launches and employ a fully integrated approach utilizing a variety of media outlets. Our marketing efforts strive to drive business to both our wholesale partners and our company-owned retail and internet stores, ensuring that our presentation and story are first class and drive purchasing at the point of sale.

        We currently sell our Crocs-branded products throughout the U.S. and in more than 100 countries. We sell our products through domestic and international retailers and distributors and directly to end-user consumers through our webstores, Company-operated retail stores, outlets and kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty and independent retail channels.

Our History

        We were organized as a limited liability company in 1999 and began marketing and distributing footwear products in the U.S. under the Crocs brand in 2002, shortly after completing our first footwear design produced by Foam Creations, Inc. and Finproject N.A., Inc. (now known as Crocs

Canada Inc.) ("Crocs Canada"). The unique characteristics of the Croslite material, developed by Crocs Canada, enabled us to offer consumers an innovative shoe unlike any other footwear model then available. Initially, we targeted our products to water sports enthusiasts, but the comfort and functionality of our products appealed to a more diverse group of consumers who used our footwear for a wide range of activities. To capitalize on the broad appeal of our footwear, we expanded our sales infrastructure, strengthened our senior management team, and developed relationships with a range of retailers in the U.S. In June 2004, we acquired Crocs Canada, including its manufacturing operations, product lines, and rights to the trade secrets for the Croslite material. Beginning in June 2004, we significantly expanded all aspects of our operations in order to take advantage of what we believed was an attractive market opportunity. We converted to a Colorado corporation in January 2005 and reincorporated in Delaware in June 2005. We completed our initial public offering on February 8, 2006.

        From 2002 until 2007, our business grew tremendously, both organically and through acquisitions that we believe leveraged our business model.

        In 2006, we added:

  •
  Jibbitz, LLC which produces unique charms specifically suited to fit into Crocs shoes;

  •
  Fury Hockey Inc., formerly 55 Hockey Products Inc. ("Fury"), which produced and distributed hockey, soccer and lacrosse equipment manufactured with Croslite. In June 2008, the Company decided to liquidate Fury after efforts to sell the entity were unsuccessful; and

  •
  EXO Italia ("EXO"), which designs and develops EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry.

        In 2007, we added:

  •
  Ocean Minded, Inc. which produces sandals primarily for the beach, action and adventure market;

  •
  Bite, LLC ("Bite"), a manufacturer of performance shoes and sports sandals sold worldwide in five categories, including, golf, adventure, healthy lifestyle, travel and water sports; and

  •
  YOU by Crocs™, a women's fashion line that combines comfort with fashionable styles.

        In 2008, we added:

  •
  Tagger International B.V. ("Tagger"), a manufacturer of messenger bags.

        As of December 31, 2009, we continued to operate and sell our products through the Crocs, Jibbitz, Ocean Minded, and YOU by Crocs brands. Other brands, including Fury, Bite, and Tagger have been discontinued.

Recent Events

        From our inception through the year ended December 31, 2007, we experienced rapid revenue growth and had difficulty meeting demand for our footwear products. During this period, we significantly increased production capacity, warehouse space and inventory in an effort to meet demand. This pattern changed in 2008. Our revenue growth moderated in the three month period ended March 31, 2008 and began to decline through the balance of our 2008 fiscal year. This trend continued into 2009. During this time, our total revenues declined from $847.4 million in the year ended December 31, 2007 to $645.8 million during the year ended December 31, 2009. Should the global economic conditions deteriorate further, we may experience further revenue declines in the Americas, European and Asian markets. Should we fail to develop and effectively merchandise new products that appeal to the consumer, we may not be able to compete effectively and may experience further declines in revenues. See Item IA, "Risk Factors," for further discussion.

        During 2008 and 2009, we incurred significant charges related to restructuring and other activities undertaken to right-size our business and migrate away from non-brand processes. These charges include fixed asset impairments, intangible asset impairments, contract termination charges, severance, facility consolidation and other related expenses. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of our financial condition and outlook, including asset impairments, restructuring activities and reductions in selling, general and administrative costs. While it is not currently our expectation to do so, we may continue to incur operating losses during fiscal year 2010, particularly if our revenues fall short of current expectations. In the event that revenues and product demand fall short of our current expectations, we will need to take further actions to reduce operating costs.

Product Overview

        While the majority of our products consist of footwear, we also offer accessories and apparel which consisted of 4.7% of our total revenue during the year ended December 31, 2009. The Crocs footwear products are divided into four categories: Core, Active, Casual and Style. Our Core product range is composed of primarily molded products that are derivatives of the original Beach and Cayman (soon to be renamed Crocs Classic) designs. The Core product range is targeted toward a wide range of distribution channels and consumers. Our Active product range is composed of footwear intended for healthy living. It includes sport-inspired products that offer active end uses like boating, walking, and hiking as well as for recovery after workouts. The Active products are targeted primarily toward our wholesale and consumer direct channels focusing on customers interested in healthy lifestyle products. The Casual product range offers sporty and relaxed design inspirations. Casual products are targeted towards a broad range of customers. The Style product range is comprised of stylish products which are intended to broaden the wearing occasion for Crocs lovers. These designs are targeted towards department stores and fashion and specialty retail accounts.

Footwear

        A key differentiating feature of our footwear products is the Croslite material, which is uniquely suited for comfort and functionality. We have carefully formulated the Croslite material to be of a density that creates a comfortable shoe with non-marking footwear that is extremely lightweight. Croslite material conforms to the shape of the foot, often reducing pressure points on the foot to increase comfort. Croslite material is a closed cell resin, which is water resistant and virtually odor free, and allows many of our footwear products to be cleaned simply with water. As we have expanded our Crocs brand product offering, we have incorporated traditional materials such as textile fabric and leather into our products. However, we continue to utilize the Croslite material for the foot bed, sole and other key structural components for the majority of these new products.

        Our footwear offering has grown significantly since we first introduced our Crocs product line in 2002 with a single model in six colors. Some of the more notable developments are listed below.

  •
  We expanded our Crocs product line from 25 models in 2006 to over 230 models in 2009, including Ocean Minded, and YOU by Crocs™ footwear models.

  •
  We introduced a shoe donation program currently operating under our "Crocs Cares" program. We have donated millions of Crocs shoes to those in need in both the local and global communities we serve. Another goal of the Crocs Cares program is to establish a comprehensive program focused on internal team building and community impact by providing our employees the opportunity to volunteer in their community.

  •
  We extended licensing agreements with Disney, Nickelodeon, Marvel, DC Comics, Warner Bros., and select college and professional leagues, among others, for Crocs branded footwear and Jibbitz shoe charms. We also introduced a limited edition line of footwear and Jibbitz charms featuring such popular characters as Cinderella, Ariel, Mickey Mouse, Sponge Bob Square Pants, Dora the Explorer, Spiderman and Batman.

  •
  We expanded our Crocs Work product selection to include 12 styles (including both molded and leather footwear) for the hospital, restaurant, hotel and hospitality markets, effectively broadening sales in the commercial footwear industry. We received industry certifications on slip-resistance and electro-static discharge on various work styles. We have diversified and expanded our sales by engaging our three primary channels: wholesale, retail and internet, including establishing distribution with leading uniform supply companies to penetrate large hospitality chains, laboratories and clean-rooms.

  •
  We expanded our medical-needs footwear (Crocs Rx) to six styles, capturing broader markets for general footcare and diabetic needs. We achieved a landmark by becoming the number one selling medical footwear in the U.S. with distribution in 3,800+ podiatry offices and medical shoe stores. We also received the 2008 "Company of the Year" award from the American Podiatric Medical Association and are the first shoe company to ever receive this award for "greatest impact on the field of podiatry." We have expanded our Crocs Rx sales in Europe, Asia and India with low-cost, lightweight footwear appropriate for people with diabetes. We have also received Medicare approval for reimbursement on custom diabetic shoes.

  •
  We expanded into new footwear categories, including our Style and Active categories, by designing new footwear using our in-house design team as well as recognized footwear design experts. As part of this strategy, we acquired EXO in 2006, which expanded the capabilities of our in-house design team. EXO is based in Padova, Italy and is an Italian producer of EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry.

  •
  We acquired substantially all of the assets of Ocean Minded, a designer and manufacturer of high quality leather and EVA footwear, sandals and printed apparel. Headquartered in San Clemente, California, Ocean Minded is positioned as an "ocean lifestyle" brand with deep roots in the beach and surf culture. The brand is also gaining traction within the inland outdoor and mainstream footwear channels. Ocean Minded utilizes recycled materials throughout its entire product line and engages in environmental manufacturing processes whenever possible. In addition, as the name implies, the brand takes an active role in protecting the oceans, rivers and beaches through beach clean-ups, support of the Surfrider Foundation and through various other charitable efforts.

        Footwear sales made up 94.6%, 91.6%, and 90.1% of total revenues for the years ended December 31, 2009, 2008, and 2007, respectively. Sales of our Beach and Cayman (soon to be renamed Crocs Classic) models accounted for 16%, 25%, and 30% of total unit sales for the years ended December 31, 2009, 2008 and 2007, respectively. We believe that the declining percentage of our original styles is reflective of our efforts to diversify our product offering and reduce reliance on original styles. We intend to continue to evaluate our product offerings to develop product collections in assortments that can be merchandised effectively to the consumer through wholesale and consumer direct channels. As such, we expect that our future product offerings will be more focused by category and segmented by channel. As a result, we expect our style count to increase as we better service our channels with differentiated products.

        During the year ended December 31, 2009, approximately 77% of our sales consisted of products geared towards adults compared to 23% of sales for products geared towards children.

Accessories and Apparel

        Accessories.    In addition to our footwear products, we own the Jibbitz brand, a unique accessory brand with colorful snap-on charms specifically suited for Crocs shoes. We acquired Jibbitz in

December 2006 and have expanded the product line to include a wide variety of charms in varying shapes and sizes, with designs such as flowers, sports gear, seasonal and holiday designs, animals, symbols, letters and rhinestones. Crocs licensing agreements also extend to Jibbitz, which allows Jibbitz to create designs bearing logos and emblems of Disney, MLB and the Crocs collegiate line, among others. Jibbitz designs allow Crocs consumers to personalize their footwear to creatively express their individuality. As of December 31, 2009, approximately 1,200 unique Jibbitz charm designs were available to consumers for personalizing their Crocs footwear.

        Apparel.    In 2007, we expanded our clothing line and launched a new clothing line for boys, girls and men featuring Croslite material. In 2009, we continued to scale back our apparel product offering, making it available in only in a few, select markets on a limited basis.

Operating Segments

        We have three reportable segments: Americas, Europe and Asia. All of the reportable segments derive their revenue from the sale of footwear, apparel and accessories. Within each segment, we sell our products through our wholesale, retail and internet channels, which are described more fully below.

        We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, or indirect general, administrative and other expenses. The corporate and other category includes (i) Ocean Minded, (ii) Colorado Footwear CV and (iii) corporate category, which maintains corporate costs such as stock-based compensation, research and development, brand marketing, legal expenses, depreciation on global long-lived assets such as molds, tooling, IT systems, and other global costs that are not allocated to the regions. Segment profits or losses include adjustments to eliminate intercompany profit or losses on intercompany sales. Net revenues as shown below represent sales to external customers for each segment.

        Financial information regarding our consolidated revenues, profits and total assets is included in our consolidated financial statements beginning on page F-1. Information relating to our operating segments is included in Note 17 of our consolidated financial statements.

Americas Segment

        The Americas Segment consists of revenue and expenses related to the sale of our products in North and South America. Our Americas wholesale channel consists of sales to a broad range of sporting goods and department stores as well as specialty retailers. We also sell our products directly to the consumer through 182 company-owned store locations, including company-operated kiosks and retail stores in such locations as New York, Boston and Maui in the U.S., Montreal, Quebec in Canada, as well as through our webstores. In 2009, our Americas segment constituted 46.1% of our consolidated revenues compared to 50.1% in 2008 and 59.0% in 2007. In 2009, 83.9% of our Americas revenues were generated in the U.S., the largest sales territory in the Americas region, compared to 86.5% in 2008 and 88.0% in 2007.

Asia Segment

        The Asia Segment consists of revenue and expenses related to the sale of our products throughout Asia, Australia, New Zealand, the Middle East and South Africa. Our Asia wholesale channel consists of sales to a broad range of retailers, similar to the wholesale channel we have established in our Americas Segment. We also sell our products directly to the consumer through 119 company-owned store locations, including Company-operated kiosks and retail stores in such locations as Beijing, Johannesburg and Yokohama City as well as through our webstores. In 2009, our Asia segment constituted 36.8% of our consolidated revenues compared to 28.4% in 2008 and 19.8% in 2007. In 2009, 41.7% of our Asia revenues were generated in Japan, the largest sales territory in the Asia region, compared to 47.4% in 2008 and 48.6% in 2007. We occasionally utilize sales agents and buying groups in our international locations to service our wholesale customers. We established a direct sales presence in most major international markets, rather than relying on distributors, which we believe enables us to obtain better margins and allows us to better control our marketing and distribution.

Europe Segment

        The Europe Segment consists of revenue and expenses related to the sale of our products throughout Europe and Russia. Our Europe wholesale channel consists of sales to a broad range of retailers, similar to the wholesale channel we have established in our Americas Segment. We also sell our products directly to the consumer through 16 company-owned store locations, including company-operated kiosks and retail stores in such locations as London, England, Hamburg, Germany, and Turku, Finland as well as through our webstores. In 2009, our Europe segment constituted 16.6% of our consolidated revenues compared to 20.9% in 2008 and 21.2% in 2007. We occasionally utilize sales agents and buying groups in our international locations to service our wholesale customers. We established a direct sales presence in most major international markets, rather than relying on distributors, which we believe enables us to obtain better margins and allows us to better control our marketing and distribution.

Sales and Distribution

        In each of our segments, we sell our products through three channels: wholesale, retail and internet. Financial information regarding our revenues, profits and total assets is included in our consolidated financial statements beginning on page F-1. Information relating to our operating segments is included in Note 17 of our consolidated financial statements.

Wholesale and Distributor Sales

        In 2009, approximately 62.6% of our net revenues were derived from sales through our wholesale channel compared to 76.5% in 2008 and 90.8% in 2007. Our wholesale channel consists of sales to distributors and third-party retailers including national and regional retail chains, department stores, sporting goods stores and specialty retailers, such as Nordstrom, Dick's Sporting Goods, The Sports Authority, Dillard's, The Forzani Group and Journeys. No single customer accounted for 10% or more of our revenues for the year ended December 31, 2009, 2008 or 2007. We believe we have established strong domestic and international wholesale customer channels.

        We use distributors in select markets where we believe such arrangements are preferable to direct sales. In markets where we use third-party distributors, these distributors purchase products pursuant to a price list and are granted the right to resell the products in a defined territory, usually a country or group of countries. Our typical distribution agreements have terms of one to four years, are generally terminable on 30 days' notice prior to the end of the term or on thirty days prior notice at any time, and require our distributors to meet a minimum sales threshold. We will accept returns from wholesale and distributor customers for defective products, quality issues, and shipment errors on an exception basis at the sole discretion of our management. We may also accept returns from our wholesale and distributor customers, on an exception basis at the sole discretion of management, for the purpose of stock re-balancing to ensure that our products are merchandised in the proper assortments. Additionally, at the sole discretion of management, we may provide markdown allowances to key wholesale and distributor customers to facilitate the "in-channel" markdown of products where we have experienced less than anticipated sell-through.

        Our domestic accounts are primarily serviced through our internal sales force, which focuses on selling the appropriate mix and quantity of our products to our retail accounts. They ensure our products are displayed effectively at retail locations and educate our retailers about our Crocs brand and the quality of our products.

        Our financial success in the wholesale channel is significantly related to the willingness of our wholesale customers to continue to carry our products, the expansion to new wholesale customers and the success of such customers. Our wholesale customers are directly impacted by fluctuations in the broader economy, including the recent global economic downturn, which, during 2008 and 2009, reduced foot traffic in shopping malls and lessened consumer demand for our products. We do not have long term contracts with any of our wholesale customers, and sales to our wholesale customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our customers' orders in a timely manner, the sales of our products and our relationships with those customers may suffer, and this could have a material adverse effect on our product sales and ability to grow our product line.

Retail Sales

        In recent quarters, our consumer-direct sales efforts have performed well. As a result, we are currently expanding our direct sales efforts to consumers through our retail channel, which consists of company-operated global retail locations, and our internet channel, which consists of company-operated webstores worldwide. We believe that direct sales provide us direct access to our consumers and an opportunity to showcase our entire line of footwear and accessory offerings, and that this strategy will serve as an important and effective means to enhance our product and brand awareness. We view our consumer-direct channels to be complementary to our wholesale channel. As of December 31, 2009, we operated the following retail stores:

U.S Retail Stores
Crocs Kiosk	95
Crocs Retail Stores	30
Crocs Outlet Stores	50

Total	175

International Retail Stores
Crocs Kiosk/Store in Store	75
Crocs Retail Stores	54
Crocs Outlet Stores	13

Total	142

        Kiosks.    As of December 31, 2009, we operated 170 domestic and international retail kiosks located in malls and other high foot traffic areas. With bright and colorful displays, efficient use of retail space, and limited initial capital investment, we believe that kiosks are an effective outlet for marketing our products. Kiosks enable us to highlight a wide range of our products, more effectively interact with potential consumers and enhance our brand awareness among both consumers and local retailers. We plan to continue to operate certain kiosk sites in select, high foot traffic locations; however, during 2010, we anticipate closing certain kiosk locations where the locations are either underperforming, are posing problems for relationships with our wholesale customers or where we do not view the kiosk as the best representation of the brand. Our plans to open and/or close kiosks are subject to adjustment based on the impact of economic conditions and demand for our products.

        Retail Stores.    As of December 31, 2009, we operated 84 domestic and international retail stores. During 2009, we opened retail stores in a variety of locations, including, among others, Miami, Beijing, and Johannesburg. Company-operated retail stores are designed with colorful displays and allow us to effectively market our new and existing products and interact with customers in order to enhance brand awareness. We plan to continue to open additional Company-operated retail stores in the future where we foresee adequate demand and an ability to meet certain internal hurdle rates. Our plans to open more retail stores are subject to adjustment based on the impact of economic conditions and demand for our products.

        Outlet Stores.    As of December 31, 2009, we operated 63 domestic and international outlet stores. During 2009, we opened outlet stores in a variety of locations, including, but not limited to, Myrtle Beach, Berlin and Rehoboth Beach. The outlet stores help us move older products in an orderly fashion. We also sell full priced products in our outlet stores. We plan to open more Company operated outlet stores in early 2010 where we foresee adequate demand and an ability to meet certain internal hurdle rates. Our plans to open new outlet stores are subject to adjustment based on the impact of economic conditions and demand for our products.

        Internet.    We currently offer our products domestically and internationally through our 23 webstores worldwide. Our internet presence enables us to educate consumers about our products and brand. We continue to expand our web-based marketing efforts to continue to drive consumer awareness regarding the availability of our full product range on our market-specific websites.

Raw Materials

        Croslite material, our proprietary closed-cell resin, is the primary raw material used in most of our footwear and some of our accessories. Croslite material is soft and durable and allows our material to be non-marking in addition to being extremely lightweight. We continue to invest in research and development in order to refine our materials to enhance these properties and to target the development of new properties for specific applications.

        Croslite material is produced by compounding elastomer resins that we or one of our third-party processors purchase from major chemical manufacturers together with certain other production inputs, such as color dyes. At this time, we have identified two suppliers that produce the particular elastomer resins used in the Croslite material. We may, however, in the future identify and utilize materials produced by other suppliers as an alternative to the elastomer resins we currently use in the production of our proprietary material. All of the other raw materials that we use to produce the Croslite material are readily available for purchase from multiple suppliers.

        Since our inception, we have substantially increased the number of footwear products that we offer. Many of our new products are constructed using leather, textile fabrics or other materials. We or our third-party manufacturers obtain these materials from a number of third-party sources and we believe these materials are broadly available. We transitioned the Croslite material compounding from our former manufacturing facilities in Canada to other facilities and third-party facilities during the second quarter of 2008. We also transitioned the Croslite material compounding from our former manufacturing facilities in China to third-party facilities during the fourth quarter of 2009. We compound Croslite material internally in Mexico utilizing subcomponent materials produced by a third party in the U.S. We also outsource the compounding of Croslite material and continue to purchase a portion of our compounded raw materials from a third party in Europe in accordance with the terms of a continuously renewing supply agreement.

Manufacturing and Sourcing

        Our strategy is to maintain a flexible, globally diversified, low-cost manufacturing base. We have Company-operated production facilities in Mexico and Italy and we also contract with third-party manufacturers located around the world. We believe that our in-house manufacturing capabilities enable us to rapidly make changes to production, providing us with the flexibility to quickly respond to orders for high demand models and colors throughout the year, while outsourcing allows us to capitalize on the efficiencies and cost benefits of using contract manufacturing. We believe that this production strategy will enable us to continue to minimize our production costs, increase overall operating efficiencies and shorten production and development times to better serve our retail customers.

        The process for manufacturing our footwear was developed over an eight year period of continual refinement to improve consistency, softness, durability, and yield. In the years ended December 31, 2009 and 2008, we manufactured approximately 27% and 17%, respectively, of our footwear products at our Company-operated manufacturing facilities primarily in Mexico and Italy. During the years ended December 31, 2009 and 2008, we obtained the remaining 73% and 83%, respectively, of our footwear products from multiple third-party manufacturers in China and Bosnia. Our largest third-party supplier in China produced approximately 36% of our footwear unit volume during the year ended December 31, 2009. We do not have written supply agreements with our primary third-party manufacturers in China. During 2008, we consolidated our manufacturing capacities at the facilities we operate in Mexico and with our third-party manufacturers and shut down our manufacturing facilities in Canada and Brazil to align our production capacities and cost structure to decreased demand and declining revenues.

Distribution and Logistics

        We continue to make enhancements to our distribution and logistics network that will streamline our supply chain, increasing our speed to market. Over the past year, we have consolidated our distribution and logistics network to leverage resources and simplify our fulfillment processes while driving down costs in our operations. During the year ended December 31, 2009, we continued to adjust our strategy based upon projected economic conditions and demand for our products. We continued to consolidate our global distribution centers and warehousing, thereby decreasing our fixed costs.

        During the year ended December 31, 2009, we stored our raw material and finished goods inventories in Company-operated warehouse and distribution facilities located in Colorado, California, Hawaii, Puerto Rico, Mexico, the Netherlands, Australia, Japan, China and South Africa. We also utilized distribution centers which were operated by third parties located in Brazil, Finland, Dubai, Hong Kong, Korea, Singapore, India, Taiwan and China. Throughout 2009, we engaged in efforts to close and consolidate our global warehouse and distribution facilities. As a result, we vacated several of our facilities; however, as of December 31, 2009, we had not yet been able to sublease certain facilities, including our facilities in Aurora, Colorado, Narita, Japan and Rotterdam, Netherlands. Once these facilities have been sublet, we will have decreased our global warehouse and distribution footprint by approximately 0.7 million square feet. We believe our more agile cost structure gives us the flexibility to meet our rapidly changing business requirements and positions us to support the current level of revenue as well as anticipate future growth. As of December 31, 2009, our Company-operated warehouse and distribution facilities provided us with 1.5 million square feet and our third-party operated distribution facilities provided us with 0.2 million square feet. We also ship a portion of our products directly to our customers from our internal and third party manufacturers. We are actively pursuing initiatives aimed at shipping more of our product directly to our customers, which, if successful, is expected to lower our cost of sales in the future.

        In December 2007, we entered into an agreement with Manhattan Associates to provide warehouse management systems within all of our Company-operated distribution centers. As we look toward streamlining our distribution operations and reducing our global warehouse footprint, we will continue to implement the Manhattan software in locations that support this strategic aim.

Intellectual Property and Trademarks

        We rely on a combination of trademark, copyright, trade secret, trade dress, and patent protection to establish, protect, and enforce our intellectual property rights in our product designs, brand, materials, and research and development efforts, although no such methods can afford complete protection. We own or license the material trademarks used in connection with the marketing, distribution and sale of all of our products, both domestically and internationally, where our products are currently either sold or manufactured. Our major trademarks include the Crocs logo and design and the Crocs word mark, both of which are registered or pending registration in the U.S., the European Union, Japan, Taiwan, China and Canada among other places. We also claim common law trademark rights or have pending trademark applications for Jibbitz, Jibbitz Logo, YOU by Crocs™, YOU by Crocs Logo, Ocean Minded, Fury, Fury Logo, Mambaz, Tail Logo, Bite and Bite Logo, as well as for our proprietary material Croslite and the Croslite logo, globally. We intend to continue to strategically register, both domestically and internationally, the trademarks and copyrights we utilize today and those we develop in the future. We will also continue to aggressively police our trademarks and copyrights and pursue those who infringe, both domestically and internationally as we deem necessary.

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

        We consider the formulation of the Croslite material used to produce our products to be a valuable trade secret. Prior to our acquisition of Crocs Canada in June 2004, Crocs Canada developed the formula for the Croslite material, and we believe that it did not publish or otherwise make the formula available to third parties without the protection of confidentiality or similar agreements. Post acquisition, we continue to protect the formula by using confidentiality agreements with our third-party processors and by requiring our employees who have access to the formula to execute confidentiality agreements or to be bound by similar agreements concerning the protection of our confidential information. Neither we nor Crocs Canada have attempted to seek patent protection for the formula. We are not aware of any third party that has independently developed the formula or that otherwise has the right to use the formula in their products other than Finproject, our third-party supplier of Croslite in Italy and another third-party licensee. Under the terms of our supply agreement with Finproject, Finproject has certain limited rights to use the Croslite material, which were originally negotiated in connection with our purchase of Crocs Canada from Finproject's parent company. We believe the comfort and utility of our products depend on the properties achieved from the compounding of the Croslite material and constitute a key competitive advantage for us, and we intend to vigorously protect this trade secret.

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

Seasonality

        Due to our significant sales growth from our inception through 2007 coupled with the contraction in the business due to the global economic turmoil and lessening demand for our products in 2008 and 2009, there is still uncertainty in the degree to which sales of our footwear products will be subject to seasonality. During 2008 and 2009, we observed that revenues generated during our first and fourth quarter are less than revenues generated during our second and third quarter, when the northern hemisphere is experiencing warmer weather. We believe this revenue trend is due to the fact that the majority of our footwear styles during 2008 and 2009 were more suited for warm weather and, accordingly, we expect this trend to continue. However, we intend to continue branching out into other types of footwear, including offering more winter-oriented styles, and this product expansion may help us mitigate some of this seasonality in the future. Our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Backlog

        As of December 31, 2009, our backlog, which consists of open orders as of December 31 2009, was approximately $165.0 million, compared to $113.3 million as of December 31, 2008. The backlog increased year-over-year as a result of what we believe to be strong acceptance of our 2010 spring/summer styles (for which some customers have already placed orders) and an improvement in the overall economic conditions resulting in an easing of our customer's tightened purchasing practices from a year ago. Backlog may not be a reliable measure of future sales for any succeeding period and are subject to cancellation by customers at any time. In addition, our historical cancellation experience may not be indicative of future cancellation rates. We expect the majority of these orders to be fulfilled within the year.

Competition

        The global casual footwear and apparel industry is highly competitive. Although we believe that we do not compete directly with any single company with respect to the entire spectrum of our products, we believe portions of our business compete with companies such as, but not limited to, Nike Inc., Heelys Inc., Deckers Outdoor Corp., Skechers USA Inc. and Wolverine World Wide, Inc. Our company-owned retail locations also compete with footwear retailers such as Macy's Inc., Nordstrom Inc., Dick's Sporting Goods Inc. and Collective Brands Inc.

        The principal elements of competition in this industry include brand awareness, product functionality, design, quality, pricing, customer service, marketing and distribution. We believe that our unique footwear designs, the Croslite material, our prices and our expanding product offering and distribution network position us well in the marketplace. However, some companies in the casual footwear and apparel industry have greater financial resources, more comprehensive product lines, broader market presence, longer-standing relationships with wholesalers, longer operating histories, greater distribution capabilities, stronger brand recognition and greater marketing resources than we currently have. Furthermore, the unique designs and resulting success of our footwear products have attracted new players in the market with imitation products that are similar to ours; we face competition from these new market entrants.

Product Design and Development

        Our primary goal in product design and development is to create and introduce new and innovative footwear products that combine our standards of comfort, functionality, and style, and enhance the awareness of the Crocs brand. We aspire to be the global leader in active casual footwear products. Our footwear product line is designed by a combination of our internal design and development staff supported by outside designers. By introducing outside sources to the design process, we believe that we are able to capture a variety of different design perspectives on a cost-efficient basis and anticipate trends more quickly. To expand our internal design capabilities, EXO has been involved in the design of several of our new styles. We are committed to continuing to dedicate significant resources to product design and development to sustain our commitment to innovation, maintain or grow our current level of revenue and drive our global brand.

        We develop footwear models based on what we identify as opportunities in the marketplace. Once a design has been identified and demand in the marketplace has been validated, the designs are then translated into product specifications by our developers and made into prototypes at our facility in Italy or by one of our third-party manufacturers in China. Our designers and developers work closely with each other to develop product prototypes, test and refine products and provide quality assurance throughout the manufacturing process. Our design and development process is highly collaborative, as members of the design team frequently meet with our sales and marketing staff, production and supply managers and certain of our retail customers to further refine our products to meet the particular needs of our target market. We continually strive to improve our development function so we can bring products to market quickly and reduce costs while maintaining product quality. We spent $7.7 million, $6.4 million and $5.3 million in Company-sponsored research, design and development activities for the years ended December 31, 2009, 2008, and 2007, respectively.

Employees

        As of December 31, 2009, we employed approximately 3,560 persons, compared to 3,700 as of December 31, 2008. This included 2,030 employees in the U.S. and Canada, 220 employees in Mexico, 890 employees in Asia, 30 employees in South America, and 390 employees in Europe. Globally, as of December 31, 2009, we had 2,061 persons employed in our consumer-direct channels. While our headcount in the consumer-direct channels grew to accommodate our business, we reduced our non-consumer-direct headcount by approximately 300 persons since 2008, primarily due to consolidation of our company-operated distribution centers and other reductions in staffing. As of December 31, 2009, none of our employees were represented by a union.

Public Filings and Corporate Information

        Our corporate headquarters are located at 6328 Monarch Park Place, Niwot, Colorado 80503. Our internet address is www.crocs.com. On our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. All such filings on our website are available free of charge. Also available on our website are the charters of the committees of our board of directors, as well as our corporate governance guidelines and code of ethics. Copies of any of these documents will be provided in print to any stockholder who submits a request in writing to Integrated Corporate Relations, 450 Post Road East, Westport, CT 06880.

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

Current economic conditions may adversely affect consumer spending and the overall general health of our retail customers, which, in turn, may adversely affect our financial condition, results of operations and cash resources.

        Uncertainty about the current and future global economic conditions may cause consumers and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and nationally. Recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could continue to adversely affect the demand for our products. In addition, a number of our third-party retailers may be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for these third parties it could adversely impact our estimated reserves and financial results. There can be no assurances that government and consumer responses to the disruptions in the financial markets will restore consumer confidence.

We may be unable to successfully execute our long-term growth strategy or maintain our current revenue levels.

        Although we exhibited significant growth from our inception through 2007, revenues have declined in recent years, from $847.4 million for the year ended December 31, 2007 to $721.6 million for the year ended December 31, 2008 to $645.8 million for the year ended December 31, 2009. We may experience similar decreases in revenues in the future. Our ability to maintain our revenue levels or to grow in the future depends upon, among other things, the continued success of our efforts to maintain our brand image and bring compelling and revenue-enhancing footwear offerings to market and our ability to expand within our current distribution channels. Likewise, in order to effectively execute against our current turnaround strategy and our long-term growth strategy, we will need to continue to streamline our supply chain in an effort to increase operating efficiencies and decrease costs. Failure to manage our operations in a cost efficient manner could result in greater difficulty in completely filling customer orders, declines in product quality, difficulty with product acceptance or other production and distribution difficulties, any of which could adversely impact our business performance and operating results. We had net losses for the years ended December 31, 2009 and 2008 and we may continue to incur losses unless our expenses are reduced or demand for our product improves.

The popularity of our Crocs footwear may not grow as rapidly as it has in the past and may decline, which would have a negative impact on our sales and results of operations.

        Our footwear sales, which represented approximately 94.6% of our revenues for the year ended December 31, 2009, contributed to our significant growth through 2007. We expect that footwear will constitute our principal product line for the foreseeable future. The footwear industry is subject to rapidly changing consumer demands, preferences and fashion trends, and our footwear may not remain popular or we may fail to develop additional footwear designs that appeal to consumers. As our core products have matured in certain markets, we have generally experienced less demand for those core products. Likewise, we may experience a decline in demand for our products if counterfeit or imitation products gain market share. If the popularity of our footwear declines, if we are unable to successfully expand our footwear line or if new designs do not generate wide customer appeal,we may experience, among other things:

  •
  lower sales;

  •
  loss of retail customers;

  •
  excess inventories;

  •
  inventory markdowns and discounts provided to retailers;

  •
  deterioration of our brand image; and

  •
  lower revenues and gross and operating margins, as a result of price reductions.

        Further, we could experience a decline in our revenues and earnings from any or all of the above. Given the limited history of our Crocs brand, it is difficult to evaluate whether our products will hold long-term consumer appeal.

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers' orders, either of which could adversely affect our business.

        The footwear industry is subject to cyclical variations, consolidation, contraction, and closings, as well as fashion trends, rapid changes in consumer preferences, the effects of weather, general economic conditions, and other factors affecting demand. These factors make it difficult to forecast consumer demand and, if we overestimate demand for our products, we may be forced to liquidate excess inventories at a discount to customers, resulting in markdowns and lower gross margins. Conversely, if we underestimate consumer demand, we could have inventory shortages, which can result in lost potential sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. Moreover, because our product line is limited, we may be disproportionately affected by cyclical downturns in the footwear industry, changes in consumer preferences, and other factors affecting demand, which may make it more difficult for us to accurately forecast our production needs, exacerbating these risks. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our business and results of operations.

In 2009, we sold a significant amount of inventory that was being carried at low or no cost, which was accretive to our gross margin during the year. We may not be able to repeat this revenue, or gross margins, at this level in the future.

        During the third quarter of 2008, consistent with our quarterly practice, we evaluated the value of our inventory on hand. In light of the negative economic conditions due to the global economic downturn, the forecasts prevailing at the time and the amount of inventory that we were carrying after what has traditionally been our strongest selling season, we forecasted that 8.3 million pairs of shoes were impaired because we estimated that the market value of these shoes was less than their cost. We wrote this inventory down to a level that we believed was realizable. These write-downs depended in part on estimates of our ability to sell or dispose of the product through various channels, some of which were undeveloped or were not previously used by our Company. For example, our company-owned retail channel was relatively immature and undeveloped at the time.

        During the remainder of 2008 and in 2009, we sold substantially all of the impaired inventory primarily through our retail and internet channels, which grew rapidly and exceeded our expectations during the year. Much of this impaired inventory sold at prices higher than what we had previously estimated. The gross profit amount related to the sales of these units was accretive to our gross profit percentage during the year. The net positive effect of these sales on our gross profit during the year ended December 31, 2009 was $49.8 million. In addition, because we were executing against a plan to reduce inventories—particularly impaired inventories—during 2009, sales were higher during the year. During the year ended December 31, 2009, we generated $58.3 million in revenue from sales of impaired inventory units. The revenue and gross margin generated by sales of the previously impaired units and through our plan to reduce inventory reflect an unusual event and are not likely to be repeated in future periods.

        We believe that the macroeconomic conditions that arose in 2008 and that played a significant role in the estimates used in 2008 to calculate the net realizable value of our inventory were unusual. Going forward, we are making greater use of our now-established internal outlet channels (i.e. retail and internet) to address any impaired inventory. Further, we believe our retail and internet channels will provide us with greater visibility into and greater control of pricing on excess inventory. We believe that these changes are likely to lessen any future adjustments to inventory and reduce the impact of these issues on our gross margins.

Our current management information systems may not be sufficient for our business, and planned system improvements may not be successfully implemented on a timely basis or be sufficient for our business.

        We are in the process of implementing numerous information systems designed to support several areas of our business, including warehouse management, order management, retail point-of-sale and internet point-of-sale as well as various systems that provide interfaces between these systems. These systems are intended to assist in streamlining our operational processes and eliminating certain manual processes. However, for certain business planning, finance and accounting functions, we still rely on manual processes that are difficult to control and are subject to human error. We may experience difficulties in transitioning to our new or upgraded systems, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, our management information systems will require modification and refinement as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems to respond to changes in our business needs, our ability to properly run our business could be adversely affected.

We have substantial cash requirements in the U.S.; however, a majority of our cash is generated and held outside of the U.S. The risks attendant to holding cash abroad could adversely affect our financial condition and results of operations.

        We have substantial cash requirements in the U.S., but the majority of our cash is generated and held abroad. We consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position. Cash held outside of the U.S. is primarily used for the ongoing operations of the business in the locations in which the cash is held. Most of the cash held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, may have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity. Since repatriation of such cash is subject to limitations and may be subject to significant taxation, we cannot be certain that we will be able to repatriate such cash on favorable terms or in a timely manner. If we continue to incur operating losses and require cash held in international accounts for use in our U.S. operations, a failure to repatriate such cash in a timely and cost-effective manner could adversely affect our business, financial condition, and results of operations.

Our asset-backed revolving credit facility contains financial covenants that require us to maintain certain financial metrics and ratios and restrictive covenants that limit our flexibility. A breach of those covenants may cause us to be in default under the facility, and our lenders could foreclose on our assets.

        The credit agreement for our asset-backed revolving credit facility requires us to maintain a certain level of tangible net worth and a minimum fixed-charge coverage ratio on a quarterly basis. A lack of revenue growth, a failure to meet our tangible net worth level or an inability to control costs could negatively impact our ability to meet these financial covenants and, if we breach such covenants or any of the restrictive covenants described below, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the revolving credit facility. We might not have sufficient assets to repay such indebtedness upon a default. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets, all of which secure our indebtedness under the revolving credit facility.

        The credit agreement also contains certain restrictive covenants that limit, and in some circumstances prohibit, our ability to, among other things:

  •
  incur additional debt;

  •
  sell, lease or transfer our assets;

  •
  pay dividends;

  •
  make capital expenditures and investments;

  •
  guarantee debts or obligations;

  •
  create liens;

  •
  enter into transactions with our affiliates; and

  •
  enter into certain merger, consolidation or other reorganizations transactions.

These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions.

We have had issues maintaining sufficient liquidity in the past, and if we are unable to maintain sufficient liquidity or obtain any additional capital necessary to meet our requirements, our business may be adversely affected.

        Although we obtained an asset-backed revolving credit facility of up to $30 million during the year ended December 31, 2009 and we had approximately $180.6 million in working capital as of December 31, 2009, we may need to seek additional capital if we incur operating losses during fiscal year 2010, our revenues continue to decline or we are unable to reduce operating costs, resulting in a failure to meet the financial covenants under our credit agreement or to otherwise maintain cash flows that will be sufficient to meet our ongoing operating needs. A default under our revolving credit facility could restrict or terminate our access to our borrowing capacity under the facility and materially impair our ability to meet our obligations as they come due. Any default, or a failure to generate sufficient cash from operations, may require us to seek additional capital or modifications to our revolving credit facility, which may not be available. There can be no assurance that any such capital will be available to us on acceptable terms or at all, especially due to current conditions and uncertainty in the global credit markets. Our ability to fund working capital needs, planned capital expenditures and scheduled debt payments depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Any of these risks and uncertainties could have a material adverse effect on our financial position, results of operations or cash flow.

We are dependent on sales of a small number of products, and the absence of continued market demand for these products would have a significant adverse effect on our operating results.

        We generated approximately 94.6% of our revenues for the year ended December 31, 2009 from sales of our footwear products, which consisted of more than 230 models, including Ocean Minded, Bite, YOU by Crocs™ and our Crocs footwear models. Sales of our Beach and Cayman (soon to be renamed Crocs Classic) models accounted for approximately 16% of our total footwear unit sales in the year ended December 31, 2009. A high portion of our Crocs footwear models are developed from the same base design as these classic models and we expect to continue to derive a substantial portion of our revenues from these models or related products in the foreseeable future. Because we are dependent on a line of footwear models that have substantial similarities, factors such as changes in consumer preferences and general market conditions in the footwear industry may have a disproportionately greater impact on us than on our competitors. In addition, other footwear companies have introduced products that are substantially similar to our footwear models, which may reduce sales of our footwear products. In the event that consumer preferences evolve away from our footwear models or from casual lifestyle footwear in general, or if our retail customers purchase similar products sold by our competitors, the resulting loss of sales, increase in inventories and discounting of our products are likely to be significant, which could have a material and adverse impact on our business and operations.

Expanding our footwear product line may be difficult and expensive. If we are unable to successfully continue such expansion, our brand may be adversely affected and we may not be able to maintain or grow our current revenue levels or our revenues may continue to decline.

        Our ability to maintain or grow our current revenue levels is founded primarily on the continued sales of our footwear, and we intend to continue to refine the number of models offered in our footwear product line to broaden the appeal of our products to consumers. To successfully expand our footwear product line, we must anticipate, understand, and react to the rapidly changing tastes of consumers and provide appealing merchandise in a timely manner. New footwear models that we introduce may not be successful with consumers or our brand may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenues may decline further, our brand image may suffer, our operating performance may decline and we may not be able to execute upon our growth plans.

        In producing new footwear models, we may encounter difficulties that we did not anticipate during the development stage. Our development schedules for new products are difficult to predict and are subject to change as a result of shifting priorities in response to consumer preferences and competing products. For example, once we begin to design a new footwear model, it can take six to nine months to progress to full production because of the need to fabricate new molds and to implement modified production tooling and revised manufacturing techniques. If we are not able to efficiently manufacture newly-developed products in quantities sufficient to support retail and wholesale distribution, we may not be able to recover our investment in the development of new models and product lines and we would continue to be subject to the risks inherent in having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new model may depend on our pricing. We have a limited history of introducing new products in certain target markets; as such, we may set the prices of new models too high for the market to bear or we may not provide the appropriate level of marketing in order to educate the market and potential consumers about new products. Achieving market acceptance will require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general, and administrative expense, and there can be no assurance that we will have the resources necessary to undertake such efforts effectively. Failure to gain market acceptance for new products that we introduce could impede our ability to maintain or grow our current revenues, reduce our profits, adversely affect the image of our brands, erode our competitive position, and result in long-term harm to our business.

Failure to adequately protect our trademarks and other intellectual property rights and counterfeiting of our brands could divert sales, damage our brand image and adversely affect our business.

        We utilize trademarks, trade names, copyrights, trade secrets, issued and pending patents, and trade dress and designs on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We believe that our trademarks, patents, and other intellectual property rights are important to our brand, our success and our competitive position. We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging another party's products on the basis of trademark or design or utility patent infringement, or if we are required to change our name or use a different logo, continued sales of such competing products by third parties could harm our brand and adversely impact our business, financial condition, and results of operations by resulting in the shift of consumer preference away from our products. We have taken actions to protect our intellectual property rights, some of which are described in Part I, Item 3 Legal Proceedings. The actions we have taken or those we will take to establish and protect trademarks, patents, and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary or other rights.

        In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the U.S. We have registered Crocs as a trademark for footwear in over 45 countries, including Aruba, Australia, the European Union, Israel, Indonesia, Jamaica, Japan, Mexico, Netherlands, Antilles, New Zealand, Norway, Panama, Peru, Romania, Switzerland, Taiwan, the United Kingdom and Vietnam. As of December 31, 2009, we have applied to register Crocs and the Crocs logo as trademarks in over 30 other jurisdictions around the world, including the U.S., but such applications have not been approved and are currently pending. In addition, in certain countries we have extended the scope of our trademark registrations and applications for both the Crocs mark and logo to cover non-footwear products such as sunglasses, goggles, knee pads, watches, luggage, and some of our internet sales activities. We cannot assure you that the actions we have taken to establish and protect our trademarks and other intellectual property rights outside the U.S. will be adequate to prevent imitation of our products by others or, if necessary, successfully challenge another party's counterfeit products or products that otherwise infringe on our intellectual property rights on the basis of trademark or patent infringement. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the U.S., and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

        We also rely on trade secrets, confidential information, and other unpatented proprietary information related to, among other things, the formulation of the Croslite material and product development, especially where we do not believe patent protection is appropriate or obtainable. Using third-party manufacturers and compounding facilities may increase the risk of misappropriation of our trade secrets, confidential information and other unpatented proprietary information. The agreements we use to try to protect our intellectual property, confidential information and other unpatented proprietary information may not effectively protect such intellectual property and information and may not be sufficient to prevent unauthorized use or disclosure of such trade secrets and information. A party to one of these agreements may breach the agreement and we may not have adequate remedies for such breach. As a result, our trade secrets, confidential information, and other unpatented proprietary information may become known to others, including our competitors. Furthermore, as with any trade secret, confidential information, or other proprietary information, others, including our competitors, may independently develop or discover such trade secrets and information, which would render them less valuable to us.

Because we depend on third-party manufacturers located in China, we may face challenges in maintaining a sufficient supply of goods to meet sales demand, and we may experience interruptions in our supply chain. Any shortfall in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.

        In the year ended December 31, 2009, third-party manufacturers produced approximately 73% of our footwear products as measured by number of units; one such manufacturer in China produced approximately 36% of our third-party footwear products. We depend on these manufacturers' ability to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over the third-party manufacturers and as such, have experienced at times, delays or inabilities to fulfill customer demand and orders. While we are increasing our communication and relationships with our third-party manufacturers, we cannot guarantee that we will be able to fully mitigate any delays in the production and shipment of our products.

        In addition, we do not have long-term supply contracts with these third-party manufacturers, including the third-party manufacturer that produced the majority of our footwear products in the year ended December 31, 2009, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third-party manufacturers. We may not be able to offset any interruption or decrease in supply of our products by increasing production in our Company-operated manufacturing facilities due to capacity constraints, and we may not be able to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers, including those stemming from political risk, may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations.

We manufacture a portion of our Crocs products, which represents a fixed cost for the company. Any difficulties or disruptions in our manufacturing operations could adversely affect our sales and results of operations.

        In the year ended December 31, 2009, we produced approximately 27% of our footwear products at our Company-operated manufacturing facilities in North America and Italy. Our ownership of these facilities adds fixed costs to our cost structure which are not as easily scalable as variable costs. The manufacturing of our products from Croslite requires the use of a complex process and we may experience difficulty in producing footwear that meets our high quality control standards. We will be required to absorb the costs of manufacturing and disposing of products that do not meet our quality standards. These costs are primarily incurred in connection with the initial production of new products, although we may also experience increases in training costs when we initiate production of new products. We may incur increased costs as a result of the introduction of new manufacturing equipment, such as molds and injection molding machines. Any increases in our manufacturing costs could adversely impact our margins. Furthermore, our manufacturing capabilities are subject to many of the same risks and challenges noted above with respect to our third-party manufacturers, including our ability to scale our production capabilities to meet the needs of our customers, and our manufacturing may be disrupted for reasons beyond our control, including work stoppages, fires, earthquakes, floods, or other natural disasters. Any disruption to our manufacturing operations will hinder our ability to deliver products to our customers in a timely manner, and could have a material and adverse effect on our business.

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

        If we are unable to obtain suitable elastomer resins or if we are unable to procure sufficient quantities of the Croslite material, we may not be able to meet our production requirements in a timely manner. Such failure could result in lost potential sales, delays in shipments to customers, strained relationships with customers, and diminished brand loyalty.

Our products are subject to risks associated with overseas sourcing, manufacturing, shipping and financing.

        Because third-party manufacturers manufacture a majority of our products outside of our principal sales market, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in transportation costs, so increases in the price of petroleum products can adversely affect our profit margins.

Sales of our products are likely to be subject to seasonal variations, which could increase the volatility of the price of our common stock.

        From our inception through 2007, we experienced significant growth in our business. Beginning in 2008, our business contracted due in part to the global economic crisis. As a result of these growth patterns, there is still uncertainty of the degree to which sales of our footwear products will be subject to seasonality. We expect that our business, similar to other vendors of footwear and related merchandise, will be subject to seasonal variation. During the years ended December 31, 2009, 2008 and 2007, the majority of our revenues were attributable to our footwear styles that are more suitable for fair weather. We believe many vendors that market footwear products suited for warm weather normally experience their highest sales activity during the second and third quarters of the calendar year, particularly when there is a revenue concentration in countries in the northern hemisphere. While we have introduced footwear models that are more suitable for cold weather, such as the Mammoth, Blitzen, Claire and Gretel styles, we expect that demand for our products, and therefore our sales, may continue to be subject to seasonal variations and significantly impacted by weather conditions.

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

        Our common stock is traded publicly and various securities analysts follow our financial results and frequently issue reports on us. These reports include information about our historical financial results as well as the analysts' estimates of our future performance. The analysts' estimates are based upon their own opinions and are often different from our estimates or expectations of our business. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.

We will incur significant time and expense in documenting, testing and certifying our internal control over financial reporting. Any deficiencies in our financial reporting or internal controls could adversely affect our business and the price of our common stock.

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

        From time to time, third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of the intellectual property rights of others that may cover some of our technology or products. If we are forced to defend against such third-party claims, whether or not such claims are resolved in our favor, we could encounter expensive and time-consuming litigation, which could divert our management and key personnel from business operations. If we are found to be infringing on the intellectual property rights of other companies, we may be required to pay damages or ongoing royalty payments, or comply with other unfavorable terms. If we are found to be infringing on the intellectual property rights of other companies, we may not be able to obtain license agreements on terms acceptable to us, or at all, and this may prevent us from manufacturing, marketing or selling certain products. Thus, such third-party claims may significantly reduce the sales of our products or increase our cost of goods sold. Any such reductions in sales or cost increases could be significant, and could have a material and adverse affect on our business.

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

We and certain of our current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007; several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the Court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our stock between April 2, 2007 and April 14, 2008 (the "Class Period"). The amended complaint alleges that, during the Class Period, defendants made false and misleading public statements about us and our business and prospects and that, as a result, the market price of our stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded our stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys' fees and costs of litigation. The Company believe the claims lack merit and intends to defend the action vigorously. Motions to dismiss are currently pending with the Court. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome of the matter, or of the amount or range of potential loss, if any. It is possible that this action could be resolved adversely to us.

        Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim, and the continued availability of this insurance cannot be assured. We may, in the future, be the target of additional proceedings, and the present or future proceedings may result in substantial costs and divert management's attention and resources that are needed to successfully run our business.

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

We have experienced significant management turnover.

        Effective March 18, 2009, John H. Duerden was appointed President and Chief Executive Officer as a successor to our former President and Chief Executive Officer, Ron Snyder. Mr. Snyder remained a Director until June 30, 2009. Effective December 31, 2009, Erik Rebich resigned as Vice President, General Counsel and Secretary. Effective January 1, 2010, Daniel P. Hart was appointed as our Executive Vice President, Chief Legal and Administrative Officer and Secretary. In addition, we have experienced a significant amount of turnover in our extended leadership team as we seek to reorganize our internal reporting structure. High turnover of senior management can adversely impact our stock price, our results of operations and our client relationships and may make recruiting for future management positions more difficult. In some cases, we may be required to pay significant amounts of severance to terminated management employees. In addition, we must successfully integrate any new management personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

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

As a result of the difficult global macroeconomic conditions and extremely challenging retail environments, we implemented restructuring initiatives and workforce reductions, which required us to incur restructuring charges. Our restructuring initiatives may adversely affect the morale and performance of our personnel and our ability to hire new personnel. We may also need to take additional restructuring charges in the future.

        Our business has been adversely affected by challenging retail environments in many of the markets in which we operate due in large part to the current global economic downturn. Accordingly, in 2008 and 2009, we took actions to reduce our cost structure to better align with our lower sales volumes and revenues including, but not limited to, the closure and consolidation of certain warehouse, manufacturing and distribution space; headcount reductions; and termination of certain sponsorship contracts that no longer met our longer-term marketing strategy. These actions, among other things, resulted in a reduction to our global workforce and required us to incur restructuring charges. We recognized restructuring charges of approximately $14.7 million and $8.6 million in 2009 and 2008, respectively. These restructuring plans, or any restructuring plans undertaken in the future, may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek employment elsewhere. We run the risk that our restructuring efforts may not sufficiently reduce costs to maintain profitability, or, in the alternative, our restructuring efforts may result in too many reductions, which could adversely affect our operations and may potentially stunt our growth. Additional attrition or an inability to find adequate replacements for lost personnel could adversely affect our ability to meet our operational or financial goals. Although we have no current plans to do so, it is possible that we may need to implement additional restructuring in the future, which may adversely affect our operating results, financial condition and cash flows.

Our financial success may be limited to the strength of our relationships with our wholesale customers and to the success of such wholesale customers.

        Our financial success is significantly related to the willingness of our wholesale customers to continue to carry our products, the expansion to new wholesale customers, and to the success of such customers. We do not have long term contracts with any of our wholesale customers, and sales to our wholesale customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our customers' orders in a timely manner, the sales of our products and our relationships with those customers may suffer, and this could have a material adverse effect on our product sales and ability to grow our product line.

        Furthermore, many of our wholesale customers compete with each other and if they perceive that we are offering their competitors better pricing and support, they may reduce purchases of our products. In addition, we compete directly with our wholesale customers by selling our products to consumers via the internet and through our company-owned retail locations. If our wholesale customers believe that our direct sales to consumers divert sales from their stores, this may weaken our relationships with such customers and cause them to reduce purchases of our products. Likewise, our consumer-direct channels (company-owned retail and internet) grew 42% in 2009 and we plan to further grow these channels in the future, which could exacerbate this issue.

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

  •
  have broader market presence than we have in wholesale stores, or have more Company-operated retail stores than we do;

  •
  have longer-standing relationships with wholesalers than us;

  •
  have a longer operating history than ours;

  •
  have greater distribution capabilities than us;

  •
  have stronger brand recognition than us; and

  •
  spend substantially more than we do on product advertising and sales.

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

We may fail to successfully streamline our distribution network or introduce our products in new markets abroad and this may cause our results of operations to fall short of expectations.

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

        If we are unable to successfully streamline our supply chain and sell our Crocs-branded products in new markets abroad, our business may fail to grow, our brand may suffer, and our results of operations may be adversely impacted.

We conduct, and in the future expect to conduct, a significant portion of our activities outside the U.S., and, therefore, we are subject to the risks of international commerce.

        We use third-party manufacturers located in foreign countries; we operate manufacturing facilities located in North America and Italy; and we sell our products to retailers outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks, including the following:

  •
  tariffs, anti-dumping fines, import and export controls, and other non-tariff barriers such as quotas and local content rules;

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

  •
  political unrest, changes in law, terrorism, or war, any of which can interrupt commerce;

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

        In addition, during 2009, we generated $389.1 million, or 60.2%, of our revenues outside of the U.S., and in the year ended December 31, 2008, we generated approximately $400.3 million, or 55.5% of our revenues outside of the U.S. Our ability to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations, as noted above, as well as the difficulties associated with promoting products in unfamiliar cultures.

We may be adversely affected by currency exchange rate fluctuations.

        The market has recently seen significant volatility in the value of the dollar against other foreign markets and currency. We purchase products and supplies from third parties in U.S. dollars and receive payments from certain of our international customers in foreign currencies. The cost of these products and supplies sourced overseas, and payments received from customers, may be affected by changes in the value of the relevant currencies. Price increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have a material adverse effect on our results of operations and financial condition. For the year ended December 31, 2009, we experienced $0.7 million net in foreign currency exchange rate gains. Likewise, foreign currency exchange rate fluctuations had the effect of decreasing our U.S. dollar basis revenue by $14.9 million during the year ended December 31, 2009. We are exploring new opportunities to hedge our foreign currency risk.

Acquisitions may be difficult to identify and successfully integrate into our business and could have other adverse consequences.

        We have made, and may in the future make, acquisitions of, or investments in, other companies, provided we may do so under our current bank arrangements. We expect to consider other opportunities to acquire or make investments in other businesses and products that could enhance our manufacturing capabilities, complement our current products or expand the breadth of our markets or customer base. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In the event we finance acquisitions by issuing equity or convertible debt securities, our stockholders may be diluted.

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

        If we are unable to integrate any new business successfully, we could be required either to dispose of the acquired operations, which, among other things, may result in restructuring or impairment charges, or to undertake changes to the acquired operations in an effort to integrate them with our business. If we experience any of the difficulties noted above, our business and financial condition could be materially and adversely affected.

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

        The general location, use and approximate size of our principal properties are given below:

Location	Use	Approximate Square Feet
Ontario, California	Warehouse	399,000
Rotterdam, the Netherlands	Warehouse	357,000
Narita, Japan	Warehouse	289,000
Aurora, Colorado	Warehouse	264,000
Shenzhen, China	Warehouse	231,000
Leon, Mexico	Manufacturing/offices	226,000
Leon, Mexico	Warehouse/offices	214,000
Niwot, Colorado	Corporate headquarters and regional offices	126,000
Shanghai, China	Warehouse	86,000
Tampere, Finland(1)	Warehouse/offices	60,000
Melbourne, Australia	Warehouse	48,000
Den Haag, the Netherlands	Regional offices	40,000
Padova, Italy	EXO's Regional offices/manufacturing facility	28,000
Singapore	Regional offices	26,000
Gordon's Bay, South Africa	Warehouse/offices	24,000
Boulder, Colorado	Warehouse	16,000
Shanghai, China	Regional offices	13,000
Shenzhen, China	Manufacturing/offices	13,000

(1)
Our Facility in Tampere, Finland is partially subleased.

        We also maintain small branch sales offices in Hong Kong, Taiwan, Korea, Australia, Puerto Rico, and India. We enter into short-term leases for kiosks domestically and internationally with fixed monthly rents subject to certain covenants with contingent rents based on percentage of revenues. We also lease retail space for 30 domestic and 54 international retail stores and 50 domestic and 13 international outlet stores. Our short term and long term leases expire at various dates throughout the year 2026. We still hold leases on facilities in Aurora, Colorado and Rotterdam, Netherlands, however, as a result of our restructuring efforts during 2009, we have shut down all or a portion of these facilities and the appropriate lease termination charges are reflected in our consolidated financial statements. We intend to sublet warehouse and distribution space that has been vacated including our facilities in Aurora, Colorado, Narita, Japan and in Rotterdam, Netherlands.

ITEM 3.    Legal Proceedings

        On March 31, 2006, the Company filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, the Company filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. The Company's motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X Sports, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. The

Company filed a petition with the Commission to review this determination. The Commission granted the Company's petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to 14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. The Company filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit was completed in April 2009 and oral arguments were heard on July 10, 2009. On October 4, 2009, the Company and Collective Licensing, International, LLC reached a settlement. Collective Licensing, International, LLC agreed to cease and desist infringing on the Company's patents and to pay the Company certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found that the Commission erred in finding that the utility patent was obvious and reversed the Commission's determination of non-infringement of the design patent. The case has been remanded back to the Commission for a determination of infringement of the utility patent and any appropriate remedies.

        On April 3, 2006, the Company filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd, Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10 based upon certain utility and design patents that were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. The Company entered into a settlement with Australia Unlimited, and filed a stipulation for dismissal of all claims and counterclaims on January 25, 2007. The Company has entered into a settlement agreement with D. Myers & Sons and obtained a consent judgment in connection therewith on May 23, 2007. This action has been stayed pending resolution in the ITC Proceeding, Investigation No. 337-TA-567, which is currently on appeal to the U.S. Court of Appeals for the Federal Circuit. On June 11, 2009, the Company filed a Notice of Voluntary Dismissal of Gen-X Sports, Inc. on the basis of settlement and on November 4, 2009, the Company filed a Notice of Voluntary Dismissal with prejudice of Collective Licensing International, LLC on the basis of settlement.

        The Company and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007; several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the Court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased the Company's stock between April 2, 2007 and April 14, 2008 (the "Class Period"). The amended complaint alleges that, during the Class Period, defendants made false and misleading public statements about the Company and its business and prospects and that, as a result, the market price of the Company's stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in the Company's stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys' fees and costs of litigation. The Company believes the claims lack merit and intends to defend the action vigorously. Motions to dismiss are currently pending with the Court. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter.

        On May 11, 2009, Crocs Europe B.V. received a letter from Dr. Ing. H.c.F. Porsche AG ("Porsche") claiming that the Company's use of the "Cayman" shoe model designator infringes upon their Community Trademark Registration of the mark "CAYMAN" in class 25. Porsche is requesting that Crocs Europe B.V. immediately cease and desist use of the Cayman mark and pay Porsche's attorney's fees in conjunction with the issuance of the notice letter. On July 30, 2009 the Company was served with notice of an injunction against Crocs Europe BV's use of the Cayman mark in Germany. On December 16, 2009, a settlement was entered into where Crocs Europe B.V. has agreed to pay Porsche certain damages and cease using the mark CAYMAN as a style designator. This matter is considered closed.

        On December 8, 2009, Columbia Sportswear Company ("Columbia") filed an Amended Complaint adding the Company as a defendant in a case between Columbia and Brian P. O'Boyle and 1 Pen. Inc. in the Multnomah County Circuit Court in the State of Oregon. Columbia has asserted claims against the Company for misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, intentional interference with contract, injunctive relief, disgorgement and an accounting. The Amended Complaint also seeks damages in an unspecified amount, return of patent rights, reasonable attorney's fees and costs and expenses against the Company. On January 25, 2010, the Company filed an Answer to the Amended Complaint. The Company denies Columbia's claims in the Amended Complaint and intends to defend this action vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter.

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

Fiscal Year 2009 Three Months Ended	High	Low
March 31, 2009	$1.63	$1.00
June 30, 2009	$4.50	$1.19
September 30, 2009	$7.45	$2.55
December 31, 2009	$8.20	$4.33

Fiscal Year 2008 Three Months Ended	High	Low
March 31, 2008	$39.29	$16.14
June 30, 2008	$20.98	$7.67
September 30, 2008	$10.55	$3.51
December 31, 2008	$3.69	$0.79

        On November 1, 2007, our board of directors approved an authorization to repurchase up to one million shares of our common stock. On April 14, 2008, the board of directors approved an additional authorization to repurchase an additional five million shares of our common stock. As of December 31, 2009, 5,476,000 shares remained under our share repurchase authorizations. Share repurchases under these authorizations may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements and other market conditions. The repurchase authorizations do not have an expiration date and do not oblige us to acquire any particular amount of shares of our common stock. The repurchase authorizations may be modified, suspended or discontinued at any time. We did not repurchase any shares in the year ended December 31, 2009 under our publicly announced repurchase plan. We did, however, repurchase certain shares as a tax payment for certain Named Executive Officers (NEOs), as shown in the table below. These purchases were not part of a publicly announced repurchase plan.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2009—November 30, 2009(a)	27,487	$5.77	—	—
December 1, 2009—December 31, 2009(a)	13,692	$5.75	—	—

Total	41,179

(a)
On November 11, 2009 the Compensation Committee approved "withhold to cover" as a tax payment method for NEOs vesting in restricted stock awards. Four elections, which were outside of a publicly announced repurchase plan, were made in 2009, as summarized in the table above, in which a total of 41,179 shares were withheld upon restricted stock vesting to cover tax withholding obligations. These shares were placed in treasury, increasing the treasury reserve balance to 565,179 at December 31, 2009.

Performance Graph

        The following performance graph compares the cumulative total return of our common stock with that of the NASDAQ Composite Index and the Dow Jones US Footwear Index from February 8, 2006 through December 31, 2009. Our stock was initially listed on NASDAQ on February 8, 2006, the date our shares began to trade publicly. Prior to that time, there was no public market for our stock. The graph assumes an investment of $100 on February 8, 2006 and reinvestments of all dividends and other distributions and is reflecting our stock prices post-stock split.

Comparison of Cumulative Total Return on Investment

		For the Year Ended December 31,
	2/8/2006	2006	2007	2008	2009
Crocs, Inc.	$100.00	$144.00	$245.40	$8.27	$38.33
Nasdaq Composite Index	$100.00	$106.86	$117.35	$69.77	$100.40
Dow Jones US Footwear Index	$100.00	$114.93	$143.58	$102.81	$131.46

        The Dow Jones U.S. Footwear Index consists of Crocs, Inc., NIKE, Inc., Deckers Outdoor Corp., Timberland Co. and Wolverine World Wide, Inc. Because Crocs, Inc. is part of the Dow Jones U.S. Footwear Index, the price and returns of Crocs, Inc. stock have an effect on this index. The Dow Jones U.S. Footwear Index include companies in the major line of business in which the Company competes. This index does not encompass all of our competitors nor all of our product categories and lines of business.

        The stock performance shown on the performance graph above is not necessarily indicative of future performance. We do not make nor endorse any predictions as to future stock performance.

Holders

        The approximate number of stockholders of record of our common stock was 166 as of January 31, 2010. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. At present, we have restrictions associated with our financing arrangements that impede our ability to pay cash dividends. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with covenants under any then existing financing agreements, which may restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. We issued a stock dividend in connection with our 2-for-1 stock split, which was effected in the form of a 100% common stock dividend distributed on June 14, 2007.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$645,767	$721,589	$847,350	$354,728	$108,581
Cost of sales	337,720	486,722	349,701	154,158	47,773
Restructuring charges	7,086	901	—	—	—

Gross profit	300,961	233,966	497,649	200,570	60,808
Selling, general and administrative expenses	311,592	341,418	268,978	104,172	33,903
Foreign currency transaction losses (gains), net	(665)	25,438	(10,055)	776	(33)
Charitable Contributions	7,510	1,844	959	276	46
Restructuring charges	7,623	7,664	—	—	—
Impairment charges	26,085	45,784	—	—	—

Income (loss) from operations	(51,184)	(188,282)	237,767	95,346	26,892
Gain (loss) on Charitable Contributions	(3,163)	—	—	—	—
Interest expense	1,495	1,793	438	567	611
Other (income) expenses—net	(895)	(565)	(2,997)	(1,847)	(8)

Income (loss) before income taxes	(48,621)	(189,510)	240,326	96,626	26,289
Income tax expense (benefit)(1)	(6,543)	(4.434)	72,098	32,209	9,317

Net income (loss)	(42,078)	(185,076)	168,228	64,417	16,972
Dividend on redeemable convertible preferred shares	—	—	—	33	275

Net income (loss) attributable to common stockholders	$(42,078)	$(185,076)	$168,228	$64,384	$16,697

Income (loss) per common share:
Basic	$(0.49)	$(2.24)	$2.08	$0.87	$0.26
Diluted	$(0.49)	$(2.24)	$2.00	$0.81	$0.26
Weighted average common shares:(2)
Basic	85,112,461	82,767,540	80,759,077	74,598,400	50,987,154
Diluted	85,112,461	82,767,540	84,194,883	80,170,512	67,140,000

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheets Data
Cash, cash equivalents, and marketable securities	$77,343	$51,665	$36,335	$64,981	$4,787
Total assets	409,738	455,999	627,425	299,457	78,032
Long term obligations	35,462	35,303	15,864	3,290	5,513
Redeemable common shares	—	—	—	—	1,800
Redeemable convertible preferred stock	—	—	—	—	5,500
Total stockholders' equity (deficit)	287,620	287,163	444,113	208,258	18,914

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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We aspire to bring comfort, fun and innovation to the world's feet. We strive to be the global leader in molded footwear design and development. We manufacture a product offering that provides new and exciting molded footwear products that feature fun, comfort and functionality. We also design and sell a broad offering of footwear and accessories that utilize our proprietary closed cell-resin, called Croslite. Our Croslite material is unique in that it enables us to produce an innovative, lightweight, non-marking, and odor-resistant shoe. Certain shoes made with the Croslite material have been certified by U.S. Ergonomics to reduce peak pressure on the foot, reduce muscular fatigue while standing and walking and to relieve the musculoskeletal system.

        Since the initial introduction and popularity of our Beach and Cayman (soon to be renamed Crocs Classic) designs, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach through the acquisition of new brand platforms such as Jibbitz, LLC ("Jibbitz") and Ocean Minded, Inc. ("Ocean Minded"). We intend to continue branching out into other types of footwear, bringing a unique and original perspective to the consumer in styles that may be unexpected from Crocs. In part, we believe this will help us to continue to build a stable year-round business as we look to offer more winter-oriented styles. All of our products are designed to allow the product to be defined by comfort, fun, and function. Our marketing approach is also becoming significantly more focused on a defined target consumer. The majority of our marketing efforts surround specific product launches and employ a fully integrated approach utilizing a variety of media outlets. Our marketing efforts strive to drive business to both our wholesale partners and our company-owned retail and internet stores, ensuring that our presentation and story are first class and drive purchasing at the point of sale.

        We currently sell our Crocs-branded products throughout the U.S. and in more than 100 countries. We sell our products through domestic and international retailers and distributors and directly to end-user consumers through our webstores, Company-operated retail stores, outlets and kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty and independent retail channels.

Recent Events

        From our inception through the year ended December 31, 2007, we experienced rapid revenue growth and had difficulty meeting demand for our footwear products. During this period, we significantly increased our production capacity, warehouse space and inventory in an effort to meet demand. This pattern changed in 2008. Our revenue growth moderated and then began to decline during 2008 when compared to 2007. Accordingly, we evaluated our production capacity and operations structure and, in 2008, we discontinued our Canadian manufacturing operations and consolidated our Canadian distribution activities with other existing North American distribution operations; we abandoned certain equipment and molds that represented excess capacity; we wrote down the value of certain units in inventory that we felt we may not be able to sell for a price above cost; and we discontinued manufacturing operations at our Brazilian manufacturing facility. During 2008 and 2009, we decreased our fixed costs by consolidating our global distribution centers and reducing our warehouse space; we took additional impairments on goodwill, intangible assets, molds, tooling, equipment and other assets related to manufacturing, distribution and sales; we executed against a plan to dispose of previously-impaired inventory (see below); and we reduced our global headcount by approximately 33%. We believe these actions were necessary in order to align our production and distribution capacities with our revised demand projections. Furthermore, we have taken actions to reduce our selling, general and administrative costs by reducing personnel, reducing our space costs by consolidating certain offices and reducing other discretionary spending. As a result of these and other actions taken by management as part of our turnaround strategy, we achieved improved year-over-year gross margin in 2009 as well as improved operating margin and net loss, despite weakened economic conditions during 2009. We may, in the future, take further actions to align our cost structure with general demand for our products.

        The following table summarizes our restructuring and asset impairment, including intangible assets, charges for the year ended December 31, 2009:

	Warehouse and Distribution Consolidation	Other(1)	Total
Asset impairment charges
Equipment and molds	$3,026	$15,124	$18,150
Leasehold Improvements	—	327	327
Capitalized Software	—	4,514	4,514
Other Intangible assets	—	3,095	3,095
Restructuring charges
Operating lease exit costs(2)	$5,356	$231	$5,587
Other restructuring costs(3)	—	5,306	5,306
Termination benefits	376	3,439	3,815

	$8,758	$32,036	$40,794

(1)
During the year ended December 31, 2009, we took certain actions to reduce our global cost structure. Actions included in the "Other" column include the write-off of obsolete molds, tooling, manufacturing equipment and sales and marketing assets and the writeoff of capitalized software, patents and tradenames and other intangible assets we no longer intend to utilize.

(2)
Operating lease exit costs include lease termination charges for our facilities in Aurora and Rotterdam and freight and labor charges related to the transfer of inventory and equipment as a result of the Company's decision to close and consolidate its distribution centers.

(3)
Other restructuring costs include cancellation of a manufacturing agreement with a third party in Bosnia, termination of the Company's sponsorship agreement with the Association of Volleyball Professionals ("AVP"), $1.1 million related to obtaining a release from any further obligations under the purchase agreement with Bite, LLC and $0.5 million in charges relating to termination of consulting arrangements with former key company employees.

        Throughout the year ended December 31, 2009, we executed against a plan for the disposal of our discontinued and impaired product inventories. This plan included structured sales to established discount retailers, sales through our company-owned outlet stores, warehouse sales and other disposition activities as well as donations to our Crocs Cares! charitable organization. These actions were designed to minimize adverse impacts to our resellers, distributors and company-owned retail channels. As a result of our execution against this plan, the average selling price of our products declined during the year. However, because we were able to sell much of the previously-impaired product at prices higher than what we had previously estimated would be the net realizable value of that product, the net effect of these sales during the year was accretive to our gross margin.

        Additionally, during the second quarter of 2009, we offered to purchase stock options with exercise prices equal to or greater than $10.50 per share for cash from certain eligible employees (the "Tender Offer") in order to restore the incentive value of our long-term performance award programs and in response to the fact that the exercise prices of a substantial number of outstanding stock options held by our employees far exceeded the market price of our common stock. As part of the Tender Offer, we repurchased 2,315,951 stock options from our employees and non-employee directors. Accordingly, we recorded a charge of $16.3 million in the quarter ending June 30, 2009 related to previously unrecognized share-based compensation expense for these tendered and cancelled options. Of this $16.3 million charge, $13.3 million was recorded to selling, general and administrative expenses and $3.0 million was recorded to cost of sales.

        During the fourth quarter of 2009, the Company identified an error in the calculation of stock-based compensation expense for prior periods. The errors were identified after the Company's third-party equity accounting software provider notified its clients, including the Company, that it made a change to how its software program calculates stock-based compensation expense. Specifically, the prior version of this software calculated stock-based compensation expense by incorrectly continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant's final vest date rather than reflecting actual forfeitures as vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant's final vest date in 2008 and 2009. Because the Company's stock option awards generally vest on a monthly basis after the first anniversary date of the award, the Company under-recognized stock-based compensation expense in certain periods. This error changes the timing of stock-based compensation expense recognition, but does not change the total stock-based compensation expense. As stock-based compensation expense is a non-cash item, this error did not impact net cash provided by operations in any period. This error resulted in the understatement of stock-based compensation expense, with a corresponding understatement of additional paid in capital, in the approximate amounts of $4.5 million in 2008, $1.0 million in the 1st quarter of 2009 and $0.5 million in the 3rd quarter of 2009. Note that $2.0 million of the then existing cumulative error was offset as a consequence of adjustments made pursuant to the tender offer in the second quarter of 2009. The Company recorded an additional $3.9 million in stock-based compensation during the fourth quarter of 2009 to correct the balance of this error. The Company does not believe that these errors or related corrections are material to its previously issued historical consolidated financial statements for 2008 or its quarterly or annual results for 2009.

        At December 31, 2009, we had $77.3 million in cash and cash equivalents compared to $51.6 million at December 31, 2008. Our primary source of cash is working capital from operations. Our primary uses of cash are working capital for operations and capital expenditures. During the year ended December 31, 2009, the Company fully repaid its remaining obligation on its Revolving Credit Facility with Union Bank of California N.A. (the "Revolving Credit Facility") and entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. (the "Credit Agreement"). At December 31, 2009, there was an immaterial amount outstanding under the Credit Agreement. See Note 9—Notes Payable and Capital Lease Obligations for further discussion.

Presentation of Operating Segments

        Commencing with this Annual Report on Form 10-K for the year ended December 31, 2009, we have begun reporting our results of operations by operating segment. We have three operating segments: Americas, Europe and Asia. All of the reportable segments derive their revenue from the sale of footwear, apparel and accessories. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and gross margin.

        Gross margin and operating income is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. Operating income is defined as operating income before asset impairment charges and restructuring charges. We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses or indirect general, administrative and other expenses. The corporate and other category includes (i) Ocean Minded, (ii) Colorado Footwear CV, and (iii) corporate category, which maintains corporate costs such as stock-based compensation, research and development, brand marketing, legal expenses, depreciation on global long-lived assets such as molds, tooling, IT systems, and other global costs that are not allocated to the regions.

        Segment profits or losses include adjustments to eliminate intercompany profit or losses on intercompany sales. Segment assets include the elimination of any intersegment profits or losses in inventory, however, include the elimination of intercompany receivables. Segment assets, primarily in the Americas, include certain long-lived assets that are depreciated in corporate due to their global functionality. Net revenues in the discussion that follows represent sales to external customers for each segment.

General

        Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. Because we use both internal manufacturing and contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our Company-owned facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers and costs to transport these products to our facilities, inclusive of all warehouse and outbound freight expenses. Cost of sales also includes the wages of our retail-related employees as well as depreciation and amortization of manufacturing assets such as molds and tooling.

Our selling, general and administrative expense consists primarily of wages and related payroll and employee benefit costs for selling, marketing and administrative employees, unrealized gains or losses on foreign currency exchange, all non-product retail-related expenses (including rent and depreciation) and professional fees, facility expenses, bank charges and non-cash charges for share-based compensation. Selling, general and administrative expenses also include depreciation and amortization related to non-product, non-manufacturing assets such as our global information systems.

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2008

        Set forth below are the results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008 (in thousands, except for percentages).

	(Year Ended December 31,)
	2009	2008	$ Change	% Change
Revenues	$645,767	$721,589	$(75,822)	(10.5)%
Cost of sales	337,720	486,722	(149,002)	(30.6)
Restructuring charges	7,086	901	6,185	686.5%

Gross profit	300,961	233,966	66,995	28.6%
Selling, general and administrative expenses and foreign currency gains/losses	310,927	366,956	(56,029)	(15.3)
Charitable Contributions	7,510	1,844	5,666	307.3
Restructuring charges	7,623	7,664	(41)	(1.0)
Impairment charges	26,085	45,784	(19,699)	(43)

Loss (income) from operations	(51,184)	(188,282)	137,098	(72.8)
Interest expense	1,495	1,793	(298)	(16.6)
Gain (loss) on Charitable Contributions	(3,163)	—	(3,163)	*
Other (income) expenses—net	(895)	(565)	(330)	58.4

Income (loss) before income taxes	(48,621)	(189,510)	140,889	(74.3)
Income tax expense (benefit)	(6,543)	(4,434)	(2,109)	47.6

Net income (loss) attributable to common stockholders	$(42,078)	$(185,076)	142,998	(77.2)%

*
Percentage change is not relevant as prior year amounts were zero.

        Revenues.    Revenues decreased 10.5%, or $75.8 million, to $645.8 million, in the year ended December 31, 2009, from $721.6 million in the year ended December 31, 2008. The decline is primarily attributed to a decrease in our revenues in our Americas and European markets. Total unit sales of footwear products increased from 35.3 million pairs during the year ended December 31, 2008 to 36.8 million pairs in the year ended December 31, 2009. The decrease in revenues, despite the increase in unit sales, was the result of the execution against our plan to sell inventories of discontinued and impaired product. Sales of our discontinued and impaired product were at a lower selling price, thereby causing a decline in revenue despite the increase in units sold, as well as a decline in the average selling price of our shoes. The average selling price of our shoes during the year ended December 31, 2009 was $16.60 compared to $18.35 during the year ended December 31, 2008. Sales of our Jibbitz products decreased 46.6% to $25.2 million in the year ended December 31, 2009, from $47.2 million in the year ended December 31, 2008.

        Our wholesale channel revenues decreased 26.7%, or $147.6 million, to $404.5 million, in the year ended December 31, 2009, from $552.1 million in the year ended December 31, 2008. We believe that this decrease arose as a result of the global economic downturn, which has lessened consumer demand and caused some retailers to choose to operate at leaner inventory levels. In addition, during the latter portion of 2009, we implemented a more disciplined wholesale approach and, accordingly, have taken measures to reduce the number of wholesalers selling our product in order to better position the brand in the marketplace. These measures have resulted in fewer wholesale customers. We also believe sales of our footwear at wholesale has declined due to the challenges we face in merchandising our expanded product lines in existing wholesale channels and lessening consumer demand for our products as such products reach a more mature stage in their product life. We have also been affected by competitors entering the market with imitation products that are sold at substantially lower prices.

        Our company-owned retail locations, including retail stores, kiosks and outlets, increased to 317 locations at December 31, 2009, which is up from 279 at December 31, 2008. Total revenue from company-owned retail locations increased 21.1%, or $26.5 million, to $152.3 million in the year ended December 31, 2009, from $125.8 million for the year ended December 31, 2008. We believe that this year-over-year increase in revenue is driven by an increase in the number of stores as well as the fact that we are able to merchandise the full breadth and depth of our product line. As our retail business becomes a larger portion of our business, we expect to see some improvements in total revenue and gross margin as we have traditionally been able to achieve a higher average selling price in this channel. We plan to close certain kiosks and selectively open more branded stores. Our plans for expanding retail locations in future periods may be adjusted or suspended should economic conditions worsen or should management determine that a different course of action for our future retail strategy is necessary.

        Revenues from our internet channel increased $45.3 million, or 103.7%, to $89 million in the year ended December 31, 2009 from $43.7 million in the year ended December 31, 2008. The increase in revenues during 2009 is due primarily to increased web-based and other marketing efforts aimed at driving consumer awareness of our webstores as well as the launches of several new sites serving international markets. We intend to expand our webstores and web-based and other marketing efforts as this channel enables us to showcase our entire product offering directly to the consumer, which we believe to be advantageous to us in terms of sales volume and brand awareness. As a percentage of total revenue, revenue from our internet channel was 13.7% and 6.1% for the years ended December 31, 2009 and 2008, respectively. While still a relatively small percentage of our overall business, as our internet business becomes a larger portion of our total revenue, we expect to experience some improvements in total revenue and gross margin as we have traditionally been able to achieve a higher average selling price in this channel. Our plans for future expansion may be adjusted or suspended should economic conditions worsen or should management determine that a different course of action for our future internet strategy is necessary.

        The majority of our revenues during the year ended December 31, 2009 were attributable to our non-classic footwear models. Sales of our classic models, Beach and Cayman (to be renamed Crocs Classic) represented 16% of total unit sales for the year ended December 31, 2009, compared to 25% for the year ended December 31, 2008. Sales of our core products, which includes Beach, Crocs Classic, Kids Cayman (to be renamed Kids Crocs Classic), Athens, Kids Athens, Mary Jane, Girls Mary Jane, Mammoth and Kids Mammoth, represented 33% of our overall unit sales in 2009 compared to 57% in 2008. Sales of new 2009 footwear product lines represented approximately 17% of our overall unit sales for the year ended December 31, 2009. We intend to continue to diversify our product offerings in order to expand our brand and expect that sales of our classic and core models will represent a smaller portion of our overall revenues in the future. We also intend to segment our product offerings into our various sales channels and to enhance our visual and fixture merchandising platforms in company-owned and wholesale customers' stores to more effectively display our expanded product portfolio.

        Changes in foreign currency exchange rates since December 31, 2008 contributed $14.9 million to our revenues in the year ended December 31, 2009. We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Americas Segment—Revenue.    Our revenues from the Americas decreased 17.6%, or $63.7 million, to $298.0 million in the year ended December 31, 2009 compared to $361.7 million for the year ended December 31, 2008. This decline was driven by declines in our wholesale channel, offset somewhat by increases in our retail and internet channels. We believe the net decline in revenues is reflective of economic conditions in the United States coupled with the challenges we face in merchandising our expanded product lines as well as the maturity of our core products in the consumer market and lessening demand for such products. Likewise, we believe a portion of the decline was driven by sales of end of life and impaired units, which were sold at lower prices. See "Recent Events" above. We have begun executing against plans to re-invigorate revenue in the U.S. wholesale channel and anticipate continuing to invest in these plans, which include, but are not limited to, investments in cooperative advertising and merchandising assistance for select locations at our largest U.S. wholesale accounts.

        We experienced a decrease in sales returns and allowances, which are included as a net adjustment to revenue, of 59.1% or $24.6 million, to $17 million in the year ended December 31, 2009 from $41.6 million for the year ended December 31, 2008. The decrease in sales returns and allowances is due to a higher 2008 balance, when management, in light of then-prevailing economic conditions, granted certain return requests and allowances to a number of customers it believed were strategically important to our ongoing business. Accordingly, our estimate for sales returns and allowances for the year ended December 31, 2008 was significantly higher than historical estimates as a result of specific reserves related to those granted return and allowance requests. See also "Recent Events" above.

        The number of company-owned retail locations in the Americas, including retail stores, kiosks and outlets, increased slightly to 182 locations at December 31, 2009 from 157 locations at December 31, 2008. Revenue from company-owned retail locations in the Americas increased 54.7%, or $37.6 million, to $106.3 million in the year ended December 31, 2009, from $68.7 million for the year ended December 31, 2008.

        Asia Segment—Revenue.    Our revenues in Asia increased 15.9%, or $32.6 million, to $237.5 million in the year ended December 31, 2009 from $204.9 million for the year ended December 31, 2008. Revenue in the region increased as a result of strong demand in all channels, particularly in the wholesale and retail channels, offset somewhat by a lower average selling price in 2009 compared to 2008, which we believe to be primarily driven by sales of end of life and impaired units, which were sold at lower prices, as discussed in "Recent Events" above.

        We experienced a decline in sales returns and allowances of 43.4%, or $6.9 million, to $9.0 million in the year ended December 31, 2009 from $15.9 million for the year ended December 31, 2008. The decrease in sales returns and allowances is primarily related to a higher 2008 balance, when management, in light of then-prevailing economic conditions, granted certain returns and allowances to some of our wholesale customers to properly balance their portfolios of our products with respect to size, color and style.

        We increased the number of company-operated retail locations in Asia to 119 locations at December 31, 2009, from 107 locations at December 31, 2008. Revenue from Company operated retail locations in Asia increased 27.5%, or $13.7 million, to $63.6 million in the year ended December 31, 2009, from $49.9 million for the year ended December 31, 2008.

        Europe Segment—Revenue.    Our revenues in Europe decreased 29.1%, or $43.8 million, to $106.9 million in the year ended December 31, 2009 from $150.7 million for the same period in 2008. This decline was led by a decline at wholesale, where we experienced a drop in demand due in part to economic conditions and an increased number of imitation products in the region. Partially offsetting this decline were increases in revenue from our company-owned retail locations (partially driven by an additional retail location) and an increase in revenue from our internet channel.

        Sales returns and allowances, which are recorded as a net adjustment to revenue, decreased 71%, or $18.6 million, to $7.6 million in the year ended December 31, 2009 from $26.2 million in the year ended December 31, 2008. The decline in sales returns and allowances is due to a higher 2008 balance, when management, in light of then-prevailing economic conditions, granted certain return requests and allowances to a number of customers it believed were strategically important to the Company's ongoing business. Accordingly, our estimate for sales returns and allowances for the year ended December 31, 2008 was significantly higher than historical estimates as a result of specific reserves related to those granted return and allowance requests. See also "Recent Events" above.

        As of December 31, 2009, we operated 16 retail locations in Europe versus 15 in the same period of 2008. Revenue from Company operated retail locations was $11.0 million in the year ended December 31, 2009 versus $7.2 million for the year ended December 31, 2008.

        Gross profit.    Gross profit increased 28.6% to $301.0 million in the year ended December 31, 2009. Gross margin increased to 46.6% in the year ended December 31, 2009 compared to 32.4% for the year ended December 31, 2008. During 2009, we sold $58.3 million of impaired product (see "Recent Events"). Much of this product had been written down to a level that we considered realizable; however, we were able to sell this product at prices substantially higher than what we had previously estimated. The gross profit amount related to these units was accretive to our gross profit percentage during the year ended December 31, 2009. The net effect of these sales on our gross profit during the year ended December 31, 2009 was $49.8 million. During 2009, we also experienced an increase in retail and internet sales as a percentage of our total revenue, as discussed previously. This trend has contributed to higher gross margins as we have traditionally been able to achieve a higher average selling price in these channels while many of the fixed costs associated with operating our company-owned retail stores are included in selling, general and administrative expenses. Partially offsetting these increases in gross profit were restructuring charges of $7.1 million associated with the consolidation of our warehouse and distribution space and cancellation of our warehousing agreement. See "Restructuring" below for further discussion. In addition, as a result of our Tender Offer (see "Recent Events"), we recognized $3.0 million in additional stock-based compensation expense through cost of sales during 2009. In addition, we now sell a wide range of products which require additional materials, such as canvas, cloth lining and suede, and additional processes, such as stitching, to manufacture, thereby increasing our direct costs and lowering our gross margins on those products. As we continue to expand our portfolio and non-classic models become a larger portion of our business, we expect that our profit margins will be adversely affected. By comparison, during 2008, we recorded charges of $76.3 million related to inventory write-downs and $4.2 million related to losses on future purchase commitments. We also recorded $0.9 million in restructuring costs in cost of sales as a result of the closure of our Canadian manufacturing operation (See "Restructuring" below).

        Changes in foreign currency exchange rates since December 31, 2008 decreased our gross margin by $4.4 million in the year ended December 31, 2009. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Selling, general and administrative expenses.    Selling, general and administrative expense decreased 15.3% to $310.9 million in the year ended December 31, 2009, from $366.9 million for the year ended December 31, 2008. As a percentage of net revenues, selling, general and administrative expenses declined to 48.1% in the year ended December 31, 2009 from 50.8% for the year ended December 31, 2008. This decline was primarily attributable to our execution against cost-savings initiatives during 2009, offset somewhat by growth in our retail-related expenses as we continued to expand our retail channel. Specifically, compared to 2008, 2009 advertising and marketing expense declined by $27.9 million, of which $11.1 million was related to corporate sponsorships and $16.8 million was related to advertising expenses, as we exited corporate sponsorships and changed our approach to marketing our products towards a more integrated, consumer-focused program. In addition, legal expense declined $24.1 million during 2009 compared to 2008. Also included in selling, general and administrative expenses for the year ended December 31, 2009 is a net gain on changes in currency exchange rates for transactions denominated, and settled or to be settled, in a currency other than the functional currency of the consolidated entity of $0.7 million compared to a net loss on changes in currency exchange rates of $25.4 million for the year ended December 31, 2008. Offsetting these declines were increases in stock compensation due to the tender offer of $13.3 million and $4.5 million due to the equity accounting software error discussed earlier, rent expense of $7.4 million and salaries and wages of $4.1 million. As our retail channel becomes a larger portion of our total business, as discussed previously, we expect that selling, general and administrative expenses will increase as a percentage of total revenue as certain fixed costs associated with the retail channel are recognized in selling, general and administrative expenses.

        Changes in the average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency, the U.S. dollar, from 2008 fiscal year to 2009 fiscal year contributed approximately $4.0 million to our decrease in selling, general and administrative expenses.

        During the 2008 and 2009 fiscal years, we took certain actions to reduce our selling, general and administrative expenses. Those actions included, but were not limited to, workforce reductions, office space reductions and reductions in certain discretionary spending, including discontinuation of certain sponsorship and consulting arrangements. We continue to evaluate our operating expenses, including selling, general and administrative expenses. Should economic conditions further deteriorate or demand for our products decline further, we may experience further declines in revenues and we may take additional actions to reduce our selling, general and administrative expenses further.

        Restructuring charges.    We recorded $14.7 million in restructuring charges in the year ended December 31, 2009, of which $7.6 million was reflected in restructuring charges and $7.1 million was reflected in cost of sales. In the year ended December 31, 2008, we recorded $8.5 million in restructuring charges related to the closure of our facilities in Canada and Brazil, $7.6 million of which was recorded in restructuring charges and $0.9 million of which was reflected in cost of sales. These restructuring charges arose primarily as a result of the Company's execution against a plan to better align costs with current revenue streams. The 2009 restructuring charges consisted of:

  •
  $5.6 million related to the termination of operating leases and other costs associated with the consolidation of our warehousing, distribution and office space worldwide;

  •
  $3.8 million related to the termination of our manufacturing agreement with a third party in Bosnia and our sponsorship agreement with Association of Volleyball Professionals ("AVP");

  •
  $3.7 million in severance costs;

  •
  $1.1 million related to the release from further obligation under the earn-out provisions of our acquisition of Bite, LLC;

  •
  $0.5 million in other restructuring charges

        We established reserves covering future known obligations related to the consolidation of our global distribution facilities. Reserves at December 31, 2009 were $3.1 million and have been included in the line items accrued restructuring charges and long-term restructuring in our consolidated balance sheets.

        Impairment charges.    During the year ended December 31, 2009, we recorded $26.1 million in impairment charges which consisted of the following items:

  •
  $18.1 million related to the write-off of obsolete molds, tooling, manufacturing and distribution equipment, sales and marketing assets and other distribution and manufacturing assets, primarily associated with the consolidation of warehouse and distribution space as well as other cost-savings initiatives undertaken during the year;

  •
  $7.6 million related to the write-off of capitalized software, patents, trade names and other intangible assets that we no longer intend to utilize; and

  •
  $0.4 million related to the write-off of other items.

        During 2008, we recognized impairment charges of $45.8 million which consisted of the following:

  •
  $20.9 million related to the write-down of fixed assets, primarily related to equipment and shoe molds for shoes we no longer intend to manufacture or styles for which we had more molds on hand than necessary to meet projected demand;

  •
  $0.6 million related to the impairment of patents which we no longer intend to utilize;

  •
  $0.3 million related to the impairment of the Fury trade name and customer relationships and $0.2 million related to the Jibbitz trade name; and

  •
  $23.8 million related to the write-off of goodwill and other indefinite lived intangible assets, consisting of $1.0 million in goodwill related to the closure of Fury, and $22.8 million in goodwill written off as a result of an impairment analysis.

        Loss from Operations.    During the year ended December 31, 2009, our loss from operations was $51.2 million compared to a loss of $188.3 million during the year ended December 31, 2008, for the reasons stated above. Our operating segments, combined, generated $90.1 million in operating income during 2009, which was offset by $7.6 million in restructuring costs that were recorded in selling, general and administrative expenses; $26.1 million in asset impairment charges; and an operating loss of $107.6 million related primarily to unallocated corporate costs in our corporate and other category, described previously in "Operating Segments."

        Our Americas segment generated operating income of $21.2 million during the year ended December 31, 2009 compared to an operating loss of $43.5 million during the year ended December 31, 2008. During 2008, the operating loss in our Americas segment was driven primarily by declines in gross profit as a result of inventory write-downs and excess capacity in our Company-operated manufacturing and distribution facilities. In addition, we experienced foreign currency exchange losses related to fluctuations in the Canadian dollar, Mexican peso and Brazilian real in 2008. During 2009, we executed against a plan to reduce and consolidate our global warehouse footprint, which increased our Americas gross margin compared to 2008, and we experienced declines in marketing and advertising expenses as we exited corporate sponsorships and changed our approach to marketing our products.

        Our Asia segment generated operating income of $57.8 million during 2009 compared to operating income of $16.6 million during 2008. During 2008, our Asia operating income was affected by foreign exchange losses and inventory impairments. In 2009, we experienced higher gross margins in Asia, driven largely by growth in our Asia retail channel as well as an overall increase in total revenues from the Asia segment. We also experienced an increase in gains from fluctuations in foreign currency exchange rates during 2009 in our Asia segment.

        Our Europe segment generated operating income of $11.0 million during 2009 compared to operating income of $1.0 million in 2008. During 2008, our Europe operating income was affected by foreign exchange losses and inventory impairments. In 2009, we experienced higher gross margins in Europe as a result of the reduction and consolidation of our global warehouse and distribution footprint; however, these higher margins were achieved at lower sales volumes. We also experienced a lower loss from fluctuations in foreign currency exchange rates during 2009 in our Europe segment.

        Interest expense.    Interest expense decreased 16.6%, or $0.3 million, to $1.5 million in the year ended December 31, 2009. The decline in interest expense during the year was driven by lower debt balances, as we fully repaid our previous Revolving Credit Facility on August 3, 2009 and had an immaterial amount of bank debt outstanding on our Credit Agreement as of the end of the year. Despite lower debt balances during 2009, interest rates on our borrowings under the Revolving Credit Facility were higher in 2009 than in 2008, resulting in only a slight decrease in interest expense for the year. Also partially offsetting the aforementioned decline was additional interest from a new capitalized lease obligation which financed certain equipment and internally developed software during 2009.

        Income tax expense.    During the year ended December 31, 2009, we recognized an income tax benefit of $6.5 million on a pre-tax loss of $48.6 million, compared to income tax benefit of $4.4 million on pre-tax loss of $189.5 million for the year ended December 31, 2008. The effective tax benefit rate was a 13.4% during the year ended December 31, 2009 compared to a 2.3% tax benefit rate during the year ended December 31, 2008. We restructured our international operations and cost-sharing arrangements which increased the tax benefit for 2009.

Comparison of the Years Ended December 31, 2008 and 2007

        Set forth below are the results of operations for the year ended December 31, 2008, as compared to the year ended December 31, 2007 (in thousands, except for percentages).

	(Year Ended December 31,)
	2008	2007	$ Change	% Change
Revenues	$721,589	$847,350	$(125,761)	(14.8)%
Cost of sales	486,722	349,701	137,021	39.2
Restructuring charges	901	—	901	*

Gross profit	233,966	497,649	(263,683)	(53.0)
Selling, general and administrative expenses and foreign currency gains/losses	366,956	258,923	108,033	41.7
Charitable Contributions	1,844	959	885	92.3
Restructuring charges	7,664	—	7,664	*
Impairment charges	45,784	—	45,784	*

Income (loss) from operations	(188,282)	237,767	(426,049)	(179.2)
Interest expense	1,793	438	1,355	309.4
Gain (loss) Charitable Contribution	—	—	—	*
Other (income) expenses—net	(565)	(2,997)	2,432	(81.2)

Income (loss) before income taxes	(189,510)	240,326	(429,836)	(178.9)
Income tax expense (benefit)	(4,434)	72,098	(76,532)	(106.2)

Net income (loss) attributable to common stockholders	$(185,076)	$168,228	$(353,304)	(210)%

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

        The majority of our revenues during the year ended December 31, 2008 were attributable to our non-classic footwear models. Sales of our classic models, Beach and Cayman (soon to be renamed Crocs Classic), represented 25% of total unit sales for the year ended December 31, 2008, compared to 30% for the year ended December 31, 2007. Sales of new 2008 footwear product lines represented approximately 15% of our overall revenues for the year ended December 31, 2008.

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

        Selling, general and administrative expenses.    Selling, general and administrative expense increased 41.9% to $368.8 million in the year ended December 31, 2008, from $259.9 million for the year ended December 31, 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 51.1% in the year ended December 31, 2008 from 30.7% for the year ended December 31, 2007. This increase was primarily attributable to increases in marketing expenses of $22.3 million, of which $5.4 million is related to corporate sponsorships and $12.0 million is related to advertising expenses, increases in building expenses of $19.6 million related to additional retail and office space, increases in salaries and wages of $10.3 million and increases in legal expenses of $16.8 million as a result of increased legal fees for ongoing litigation and intellectual property enforcement. In addition, total share-based compensation expense was $18.8 million for the year ended December 31, 2008, compared to $21.7 million for the year ended December 31, 2007. Also included in selling, general and administrative expenses for the year ended December 31, 2008 is a net loss on changes in currency exchange rates for transactions denominated, and settled or to be settled, in a currency other than the functional currency of the consolidated entity of $25.5 million compared to a net gain on changes in currency exchange rates of $10.1 million for the year ended December 31, 2007.

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

        During 2008, we announced our decision to restructure our North American operations. This decision included the closure of our Canadian and Brazilian manufacturing facilities and the consolidation of distribution activities into other existing North American operations. Accordingly, restructuring charges of $1.9 million related to our facility operating leases were established during the year ended December 31, 2008, as a firm "cease use" date was established relating to these leases. This is our estimated future expense related to the future abandonment of facilities under the operating leases in accordance with ASC Topic 420 "Exit or Disposal Cost Obligations", Accounting for Costs Associated with Exit or Disposal Activities. We recorded $2.1 million in the year ended December 31, 2008 related to early termination costs for certain equipment operating leases, cancellation of purchase obligations and freight and duty charges related to transferring inventory and equipment to the United States and Mexico facilities. Furthermore, we recorded $4.5 million in termination benefits accounted for in accordance with SFAS 112, "Employers' Accounting for Post Employment Benefits—an amendment of FASB Statements No. 5 and 43", included in ASC Topic 712 "Compensation—Nonretirement Post Employment Benefits".

        We established reserves covering future known obligations related to the closure of our Canadian and Brazilian manufacturing operations and the move of our Canadian distribution operations. Reserves at December 31, 2008 were $2.4 million and have been included in the line items accrued restructuring charges and long-term restructuring in our consolidated balance sheets.

        Impairment charges.    Impairment charges were $45.8 million during the year ended December 31, 2008. We did not recognize any impairment charges during the year ended December 31, 2007. During 2008, we recognized the impairment charges listed below.

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

  •
  A $23.8 million write-off of goodwill and other indefinite lived intangible assets, consisting of $1.0 million in goodwill related to the closure of Fury, and $22.8 million in goodwill written off as a result of an impairment analysis.

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

Liquidity and Capital Resources

        At December 31, 2009, we had $77.3 million in cash and cash equivalents. In August 2009, we fully repaid our Revolving Credit Facility with Union Bank of California, N.A. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next 12 months. However, in order to provide additional liquidity in the future and to help support our strategic goals, we secured an asset-backed revolving line of credit, which provides us with up to $30 million in borrowings, as described below. Additional future financing may be necessary; however, due to current macroeconomic conditions and their affect on the global credit markets, there can be no assurance that we will be able to secure additional debt or equity financing on acceptable terms to us or at all.

        On September 25, 2009, we entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. (the "Credit Agreement"), which matures on September 25, 2012. The Credit Agreement provides for an asset-backed revolving credit facility of up to $30 million in total, which includes a $17.5 million sublimit for borrowings against our eligible inventory, a $2 million sublimit for borrowings against our eligible inventory in-transit, and a $4 million sublimit for letters of credit. The total borrowings available under the Credit Agreement at any given time are subject to customary reserves and reductions to the extent our asset borrowing base changes. Borrowings under the Credit Agreement are secured by all of our assets, including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests. The Credit Agreement requires us to prepay borrowings under the Credit Agreement in the event of certain dispositions of property.

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

        As of December 31, 2009, an immaterial amount was outstanding under the Credit Agreement. During 2009, $0.5 million in fees and third-party costs incurred to secure the Credit Agreement were capitalized as deferred financing costs. The Credit Agreement contains certain customary restrictive and financial covenants. We were in compliance with these financial covenants as December 31, 2009.

        Our ability to fund working capital needs and planned capital expenditures depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

        Due to the decline in revenues and income we experienced in 2008 and 2009, we took certain actions to right-size our production and distribution capacity in those years. We may take additional steps to right-size our business during 2010 to be commensurate with current revenue streams. Likewise, should revenues continue to decline in future periods, we may be required to take further cost reduction actions in order to maintain a level of liquidity necessary to meet our ongoing operational needs. Our ability to return to profitability is dependent on the timely completion of these activities and there can be no assurance that any actions taken by us will result in a return to profitability.

        Seasonal variations in product demand and the associated changes in operating assets and liabilities in response to such seasonal variations may directly and adversely affect our cash flows from operating activities. Accordingly, cash flows from operating activities for any period are not necessarily indicative of cash flows from operating activities to be expected for any other period.

        The changes in the global economy could also affect our customers' liquidity and capital resources and their ability to meet their payment obligations to us which, in turn, would decrease their credit terms and our ability to collect our accounts receivable, which may have a material adverse impact on our cash flows and capital resources. We continue to monitor our accounts receivable aging and have recorded reserves as we deem appropriate. Our accounts receivable balance as of December 31, 2009 was $50.5 million, an increase of $15.2 million compared to the balance as of December 31, 2008. The increase in accounts receivable was largely the result of higher sales in the fourth quarter of 2009 compared to the fourth quarter of 2008. Days sales outstanding increased from 25.8 days at December 31, 2008 to 34.1 days at December 31, 2009. This increase was driven by the granting of return request and allowances to customers in the fourth quarter of 2008, which we felt was a necessary action in response to the severe economic downturn and its impact on consumer demand for our products and, accordingly, our wholesale customers. The granting of return requests and allowances to customers resulted in a higher allowance for these matters, causing a lower net accounts receivable balance for 2008. The combination of these factors artificially lowered our days sales outstanding for the fourth quarter of 2008 by approximately 10 days.

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

        As of December 31, 2009, we had $77.3 million in cash and cash equivalents. We consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position. However, most of the cash held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity. As of December 31, 2009, we held $64.8 million of our total $77.3 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $64.8 million, $16.0 million could potentially be restricted, as described above. If the remaining $48.8 million were to be repatriated to the U.S., we would be required to pay approximately $1.7 million in international withholding taxes with no offsetting credit. We believe that there will be sufficient U.S. net operating losses ("NOLs") to absorb any increases to U.S. net income (and therefore, U.S. federal income tax) brought about by potential cash repatriation. There are full valuation allowances on the NOLs that would be released to result in no tax effect or cash tax payments for the U.S. if we were to repatriate $46.3 million in cash to the U.S. as of December 31, 2009.

        We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we will make payments of $127.2 million related to our operating lease. See "Contractual Obligations" below. We plan to continue to enter into operating leases related to our retail stores. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

        Our inventories decreased to $93.3 million at December 31, 2009, from $143.2 million as of December 31, 2008. Since early 2008, we have been actively managing our inventory levels through decreased production and actively selling through our existing inventory with the goals of decreasing inventories and increasing our cash position. We expect that new product introductions, limitations on production capacities and seasonal variations may cause our inventory to increase or decrease materially in the future as we adjust to meet changing market conditions.

        During the years ended December 31, 2009 and 2008, we had net capital expenditures of $29.8 million and $76.2 million, respectively. During 2008, most of our capital expenditures were dedicated to infrastructure expansion to meet our expected sales volume, particularly during the first half of the year. Due to the revenue decline we experienced in the latter half of 2008 and in 2009, we altered our capital expenditure strategy and, accordingly, during 2009, spent primarily on certain infrastructure that we considered to be critical to executing our business strategy, rather than on expansion. We will continue to make ongoing capital investments in molds and other tooling equipment related to manufacturing new products and footwear styles as well as those related to opening additional retail stores; however, we have slowed the pace at which we are opening new retail stores. We plan to reduce our expenditures in our distribution and manufacturing due to our reduction in revenues and are currently in the process of implementing new software systems which we hope will bring greater efficiencies to our distribution strategy in the long term. We expect to continue to invest in our global information systems infrastructure to further strengthen our management information and financial reporting capabilities.

Off-Balance Sheet Arrangements

        Our operating lease obligations, which include various building and equipment transactions, are not reflected on our balance sheet. See "Contractual Obligations" below for further detail.

        We also guarantee payments to our third-party manufacturer in China for purchases of material for the manufacture of finished shoe products, which is not reflected on our balance sheet. The maximum potential amount of future payments that we could be required to make under the guarantee is € 2.1 million (approximately $3.0 million). See Note 15, "Commitments and Contingencies," in the consolidated financial statements for further discussion.

        At December 31, 2009, we had purchase commitments with our third-party manufacturers for $52.1 million in inventory.

        On July 26, 2005, we entered into an amended and restated four-year supply agreement with Finproject S.P.A., the former majority owner of Crocs Canada, pursuant to which hawse have the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain current customer dealings (including boot manufacturers). The supply agreement was extended through June 30, 2010, and provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement. The pricing is to be agreed upon each quarter and fluctuates based on order volume, currency fluctuations, and raw material prices.

Contractual Obligations

        The following table discloses aggregate information about our contractual cash obligations as of December 31, 2009 and the periods in which payments are due (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$170,772	$44,749	$48,862	$33,647	$43,514
Long-Term Debt Obligations	—	—	—	—	—
Corporate Sponsorships	240	212	14	14	—
Minimum Licensing Royalties(1)	1,337	1,301	35	1	—
Purchase Obligations	52,116	52,116	—	—	—
FIN 48 estimated liability(2)	29,163	19,664	9,499
Capital Lease Obligations	1,551	640	904	7	—

Total	$255,179	$118,682	$59,314	$33,669	$43,514

(1)
Includes royalties relating to licensing agreements with companies such as Disney, MLB, and Nickelodeon.

(2)
Represents estimated liabilities as a result of the our adoption of the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as codified in Accounting Standards Codification Topic 740 "Income Taxes".

        We also guarantee payments to our third-party manufacturer in China for purchases of material for the manufacture of finished shoe products, which is also excluded from the table. The maximum potential amount of future payments the Company could be required to make under the guarantee is € 2.1million, approximately $3.0 million. See Note 15- Commitments and Contingencies in the consolidated financial statements for further discussion.

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

        Sales Returns, Allowances and Discounts.    We record reductions to revenue for estimated customer returns, allowances and discounts. We base our estimates of returns on historical rates of customer returns and allowances as well as the specific identification of outstanding returns that have not yet been received by us. We also consider other factors in forming our judgments to arrive at these estimates, including the number and success of new style introductions, customer inventory levels and macroeconomic factors affecting our customers, the extent to which we experience shipping delays or errors, known or suspected product defects and the seasonal nature of our business and products. Certain of these assumptions, including the impact of macroeconomic factors, the effects of seasonality, and the success of new style introductions, require significant judgment by management. Accordingly, the actual amounts of customer returns and allowances, which are inherently uncertain, may differ from our estimates. We have, in the past, found our estimates to be reasonable in light of actual experience. If we determined that actual or expected returns and allowances were significantly greater or lower than the reserves we had established, we would record a reduction or increase, as appropriate, to net sales in the period in which we made such a determination. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales. We also record reductions to revenue for estimated customer credits as a result of price mark-downs in certain markets. Fluctuations in our estimates for sales returns, allowances and discounts may be caused by many factors, including, but not limited to, fluctuations in our sales revenue, changes in demand for our products and customer acceptance of new products we offer. During the year ended December 31, 2008, we received a substantial number of return and allowance requests from its wholesale customers that management believes were due, in large part, to wholesaler response to rapid declines in consumer spending on a macroeconomic level as a result of the global economic downturn as well as less-than-anticipated sell-through during the spring/summer season in 2008. Management granted certain return requests and allowances to customers that it believed were strategically important to our ongoing business. Accordingly, our estimate for sales returns and allowances for the year ended December 31, 2008, was significantly higher than historical estimates as a result of specific reserves related to these granted return and allowance requests.

        Management believes that the granting of return requests and allowances to customers in response to the severe economic downturn was strategically important to our business. We cannot predict changes in macroeconomic trends, but our sell-through has since improved in the wholesale channel. Accordingly, we do not expect to grant return requests and allowances to customers in the future to the extent that we did during the year ended December 31, 2008. However, we may grant such requests in the future, on a limited basis, should management determine returns are necessary to the future success of our business. We are not currently aware of any circumstances that would, in the future, give rise to a significant change in sales returns and allowances as a result of the other aforementioned factors that we take into consideration when forming our judgments regarding the adequacy of our sales returns and allowances reserves.

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

        From our inception and through 2007, we experienced substantial growth due to the high consumer demand for our core products and our expansion into new markets globally. During the year ended December 31, 2008, we experienced a decline in demand due to the current economic downturn and the challenges we face in merchandising our expanded product lines in existing wholesale channels as well as lessening demand for our products as such products reach a more mature stage in their product life and competitors enter the market with imitation products that are sold at substantially lower prices. Based on our estimate, we recorded inventory write-downs of $76.3 million during the year ended December 31, 2008 with an additional $4.2 million in charges related to losses on future purchase commitments for inventory with a market value lower than cost, of which $2.1 million was included as accrued expenses, for the year ended December 31, 2008. Please refer to Note 3 of our Consolidated Financial Statements set forth in the "Index To Consolidated Financial Statements" of this Form 10-K. During the year ended December 31, 2009, we executed against a plan to reduce our inventory of impaired product and have been successful in selling or otherwise disposing of more than 91% of the product that was impaired during the year ended December 31, 2008.

        Stock-Based Compensation.    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards Statement 123R, "Share Based Payment", as codified in ASC Topic 718 "Compensation—Stock Compensation", which requires recognition of the fair value of share-based compensation over the vesting period of the option. We adopted the prospective method for all stock option grants issued prior to August 15, 2005, which was the date we initially filed a Registration Statement on Form S-1 with the SEC in connection with our initial public offering. Prior to August 15, 2005, we used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes. We continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards which were the provisions of APB 25, as codified in ASC 718 "Compensation—Stock Compensation" and its related interpretive guidance.

        For stock option grants issued after August 15, 2005, we applied the modified prospective method. Under this method we use the Black-Scholes valuation model to determine the fair value of our stock options, which requires assumptions to be made regarding our stock price volatility, the expected life of the option and expected dividend rates. The volatility assumptions were derived from our historical volatilities and historical volatilities of competitors whose shares are traded in the public markets. If factors change and we use different assumptions for estimating share-based compensation in future periods, share-based compensation expense may differ materially in the future from that recorded in the current period. The amount of stock-based compensation expense recognized during any fiscal period can fluctuate based on, among other things, future stock option grants, changes in our estimated forfeiture rate pursuant to Topic 718 "Compensation—Stock Compensation" ("ASC 718"), and changes in the assumptions used in the Black-Scholes valuation model for future stock option grants. Because the calculation of the estimate for stock-based compensation is reliant on multiple inputs, which in some cases are, themselves, estimates, an increase or decrease in any of these variables could have a significant effect on the amount of expense recognized during a reporting period.

        During the fourth quarter of 2009 we identified an error in the calculation of stock based compensation for prior periods. To correct these errors, we recorded additional stock based compensation expense of $4.5 million during the year ended December 31, 2009. See "Recent Events" for further discussion.

        Income Taxes.    In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as codified in Accounting Standards Codification Topic 740 "Income Taxes" ("ASC 740"). Effective January 1, 2007, we adopted ASC 740, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Under ASC 740, the impact of an uncertain tax position that is more likely than not of being sustained upon examination by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, under ASC 740, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. The adoption of FIN 48, as codified in ASC 740, did not have a material impact on our consolidated balance sheet, statement of operations or cash flows.

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

        Goodwill and Other Intangible Assets.    In accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets", as codified in ASC Topic 350 "Intangibles—Goodwill and Other" ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not amortized but are instead measured for impairment at least annually, or when events indicate that an impairment exists. As required by ASC Topic 350, in our impairment tests for goodwill and other indefinite-lived intangible assets, we compare the estimated fair value of goodwill and other intangible assets to their carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, technological change, economic conditions, and changes to our business operations or inability to meet business plans.

        During the three month period ended September 30, 2008, our stock price declined substantially, which represented a triggering event for potential goodwill impairment. As of September 30, 2008, we performed an interim goodwill impairment evaluation, as required under ASC Topic 350. Based on that evaluation we concluded our goodwill was impaired and we recorded a charge of $22.8 million, which was our entire goodwill balance as of September 30, 2008. Please refer to Note 5, "Goodwill and Intangible Assets," of our consolidated financial statements.

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

        Impairment of Long-Lived Assets.    In accordance with ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets, we test long-lived assets to be held and used for recoverability when events or circumstances indicate the carrying value of a long-lived asset (asset group) may be impaired. Events that may indicate the impairment of long-lived assets include; (i) a significant decrease in the market price of a long-lived asset (asset group), (ii) a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator, (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group), (v) current period operating or cash flow losses combined with historical operating or cash flow losses of a particular long-lived asset group or a forecast of cash flows that demonstrates continuing losses associated with the use of a long-lived asset group, and (vi) a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We evaluate for these types of events or circumstances at least quarterly. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If an asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value is determined by independent third-party appraisals, the net present value of expected cash flows, or other valuation techniques as appropriate. Assets to be abandoned or from which no further benefit is expected are written down to zero at the time that the determination is made and the assets are removed entirely from service.

        During the year ended December 31, 2009, we recognized an impairment charge of $18.5 million on fixed assets, primarily related to equipment and shoe molds, sales and marketing assets and assets that we no longer intend to use as we consolidate our warehouse and distribution space. These charges are recorded in the impairment charges line item of the consolidated statement of operations for the year ended December 31, 2009, and are accounted for as assets to be abandoned in accordance with ASC Topic 360 "Property, Plant and Equipment". Also refer to Note 8, "Restructuring Activities," of our consolidated financial statements.

        We consider our recent operating and cash flow losses to indicate that the carrying value of assets to be held and used may not be recoverable. Through September 30,2009, we had determined that we had one asset group in support of its footwear manufacturing, distribution and sales business as this is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Beginning in Q4 2009, we have determined that the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities is at the retail store level for assets involved in our retail business. Assets not included in our retail business are considered one asset group. We estimated the future undiscounted cash flows to be generated by our asset group and compared the future undiscounted cash flows to the carrying amount of the asset group to determine whether the asset group was recoverable. Our estimates of future cash flows over the remaining useful life of the asset group were based on management's operating budgets and forecasts. These budgets and forecasts take into consideration inputs from our regional management related to growth rates, pricing, new markets and other factors expected to affect the business, as well as management's forecasts for inventory, receivables, capital spending, and other cash needs. These considerations and expectations are inherently uncertain and, given our limited operating history of as well as the global economic downturn, estimates included in our operating forecasts beyond a three to six month future period are extremely subjective. Accordingly, actual cash flows may differ significantly from our estimated future cash flows. Based on our analysis the carrying value of our asset group was recoverable and there was no impairment indicated. Accordingly, we did not prepare estimates of the fair value of the asset group to be held and used.

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

        Restructuring Charges.    We recognize restructuring charges related to our plans to close distribution and administrative facilities according to SFAS No. 112, "Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43" as codified in ASC Topic 712 "Compensation—Nonretirement Post Employment Benefits". In connection with these activities, we recognize restructuring charges for employee termination costs and other restructuring-related costs. We also recognize restructuring charges related to our future expense related to the future abandonment of facilities under the operating leases in accordance with FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", included in ASC Topic 420 "Exit or Disposal Cost Obligations". During the year ended December 31, 2009, we recorded $14.7 million in restructuring charges for the closure of various warehouses and office buildings and employee severances as well as settlement and termination of contracts prior to term. Please refer to Note 8, "Restructuring Activities," of our consolidated financial statements.

        The recognition of these restructuring charges require that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we will evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. Due to the nature of restructuring charges, changes in the liabilities and expenses related to these charges incurred between reporting periods can be significant as they are driven by, among other things, our strategic operational and financial decisions, global and regional economic conditions, staffing levels relative to demand for our products and other corporate initiatives which may eliminate the need for certain assets or staff positions in our locations. Significant restructuring charges could adversely affect our reported financial results in the reporting period in which the charges are recognized and, to the extent we are required to make future cash payments for items such as severance and lease buyouts or penalties, our liquidity.

Recent Accounting Pronouncements

        In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation No. FIN46(R), Consolidation of Variable Interest Entities, ("FIN 46 (R)") and is incorporated into ASC Topic 810, Consolidation, to require an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling financial interest in a variable interest entity and to require ongoing reassessments of this nature. The standard amends certain guidance in FIN 46 (R) for determining whether an entity is a variable interest entity and adds additional reconsideration for making this determination when facts or circumstances change. The standard requires enhanced disclosures that will provide more transparent information about an entity's involvement in a variable interest entity. The standard is effective for the fiscal year that begins after November 15, 2009. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued Accounting Standards Update ("ASU") 2009-01, Generally Accepted Accounting Principles; Amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASU 2009-01"), to amend the ASC Topic 105, Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements. The codification also contains interpretive releases of the SEC under federal securities laws and is a source of authoritative GAAP for SEC registrants. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and shall be applied prospectively. The adoption of this standard did not have a material impact on our consolidated financial statements.

        In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value ("ASU 2009-05"), an update to ASC Topic 820-10, Fair Value Measurements and Disclosures—Other. ASU 2009-05 provides amendments to the fair value measurement of liabilities and provides clarification on valuation techniques for liabilities for which a quoted price for an identical liability in an active market is not available. The amendments also clarify that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 also provides amendments to clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after September 1, 2009 and shall be applied prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Credit and Interest Rate Risk

        We are exposed to interest rate risk to the extent that interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. On August 3, 2009, we fully repaid our remaining obligation on our Revolving Credit Facility with Union Bank of California, N.A. prior to its maturity date of September 30, 2009. The Revolving Credit Facility effectively terminated upon full repayment. On September 25, 2009, we entered into a Credit Agreement with PNC Bank N.A. (the "Bank") for an asset-backed revolving credit facility which provides for borrowings of up to $30.0 million in total, subject to certain restrictions. Principal amounts outstanding under the Credit Agreement will bear interest at a two percent (2%) premium over a rate that is the greater of either (i) the Bank's published reference rate, (ii) the Federal Funds Open Rate in effect on such day plus one half of one percent (0.5%), or (iii) the sum of the daily LIBOR rate and one percent (1.0%), with respect to domestic rate loans. Eurodollar denominated principal amounts outstanding under the Credit Agreement will bear interest at the sum of three and one half percent (3.50%) premium over a rate that is the greater of (i) the Eurodollar rate, or (ii) one and one half percent (1.50%) with respect to Eurodollar loans, as applicable. The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each period with respect to Eurodollar rate loans. As of December 31, 2009, an immaterial amount was outstanding under the Credit Agreement, accordingly, there is minimal impact from interest rate risk related to our Credit Agreement.

        We earned interest income of $0.5 million on our cash and cash equivalents during the year ended December 31, 2009. We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates, and if the weighted average rate of return on cash and cash equivalents and restricted cash were to increase or decrease by 1%, the impact on interest income would be approximately $0.8 million, net of tax during the year ended December 31, 2009.

Foreign Currency Exchange Risk

        We have significant revenues from foreign sales in recent periods. While the majority of expenses attributable to our foreign operations are paid in the functional currency of the country in which such operations are conducted, we pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products or losses from currency exchange rates. We have performed a sensitivity analysis to estimate our exposure to market risk of foreign exchange rates. If the U.S. dollar were to increase or decrease, as applicable, in value by 1%, the impact on international sales of $389.1 million during the year ended December 31, 2009 would have been an increase or decrease, as applicable, in consolidated revenues by $3.9 million. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecast with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the impact of foreign exchange rate variances experienced in the year ended December 31, 2009. We intend to, in the future, engage in foreign exchange hedging contracts to reduce our economic exposure to changes in exchange rates. If we do engage in foreign exchange hedging, the foreign exchange hedging contracts will be entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. As of December 31, 2009, we did not have any unsettled foreign exchange hedging contracts.

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

Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

        Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

        During the three months ended December 31, 2009, we did not make any material changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

        We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 25, 2010

ITEM 9B.    Other Information

        Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2009.

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

ITEM 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2009.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009, with the exception of those items listed below.

Securities Authorized for Issuance under Equity Compensation Plans

        As shown in the table below, as of December 31, 2009, we reserved 7,755,254 shares of common stock for future issuance on exercise of outstanding options under equity compensation plans.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders(1)(2)	7,621,026	$7.79	1,756,874
Equity compensation plans not approved by stockholders(3)	134,228	$0.58	—

Total	7,775,254		1,756,874

(1)
On July 9, 2007, at the annual stockholders' meeting, our stockholders approved the 2007 Equity Incentive Plan (the "2007 Plan"), which previously had been approved by our board of directors. The 2007 Plan was effective as of July 19, 2007. The total number of shares of our common stock available for distribution under the 2007 Plan is 9,000,000, subject to adjustment for future stock splits, stock dividends and similar changes in our capitalization.

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

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2009.

ITEM 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2009.

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
10.13
Asset Purchase and Property Transfer Agreement between St. Vrain Trading, LLC, d/b/a Crocs Hawaii, LLC and the Registrant dated May 19, 2005 (incorporated herein by reference to Exhibit 10.16 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).
10.14*	Board of Directors Compensation Plan dated June 25, 2009, (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on August 6, 2009).
10.15*
Amended and Restated 2007 Senior Executive Deferred Compensation Plan and Non-Qualified Plan Trust (incorporated herein by reference to Exhibit 10.15 to Crocs, Inc.'s Annual Report on Form 10-K, filed on March 17, 2010)
10.16†
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

Exhibit Number	Description
10.23*	Nonstatutory Stock Option Agreement between the Registrant and Ronald R. Snyder dated September 1, 2004 (incorporated herein by reference to Exhibit 99.12 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).
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
10.44*
Employment Agreement dated February 9, 2009 by and between Crocs, Inc. and John Duerden (incorporated herein by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2009)
10.47*	Board of Directors compensation plan dated June 25, 2009 (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on May 7, 2009 (File No. 000-51754))
10.48*
Separation agreement between Ronald R. Snyder and Crocs, Inc. dated June 30, 2009 (incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on May 7, 2009 (File No. 000-51754)).
10.49
Revolving Credit and Security Agreement, dated September 25, 2009, by and among Crocs, Inc., Crocs Retail, Inc., Crocs Online, Inc., Ocean Minded, Inc., Jibbitz LLC, Bite, Inc. and PNC Bank, N.A. (incorporated herein by reference to Current Report on Form 8-K filed with the Securities and ExchangeCommission on September 30, 2009).

Exhibit Number	Description
10.50	First Amendment to Revolving Credit and Security Agreement, dated October 14, 2009, by and among Crocs, Inc., Crocs Retail, Inc., Crocs Online, Inc., Ocean Minded, Inc., Jibbitz LLC, Bite, Inc. and PNC Bank, N.A. (incorporated herein by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2009)
10.51††	Confidential separation agreement and General release by and between Crocs, Inc. and Erik Rebich, dated December 31, 2009
21††	Subsidiaries of the Registrant.
23.1††	Consent of Deloitte & Touche LLP.
31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*
Compensatory plan or arrangement

†
The Registrant has been granted confidential treatment with respect to portions of these exhibits.

††
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 25, 2010.

CROCS, INC. a Delaware Corporation
By:	/s/ JOHN H. DUERDEN Name: John H. Duerden Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 25, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JOHN H. DUERDEN John H. Duerden	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2010
/s/ RUSSELL C. HAMMER Russell C. Hammer	Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2010
/s/ W. STEPHEN CANNON W. Stephen Cannon	Director	February 25, 2010
/s/ RAYMOND D. CROGHAN Raymond D. Croghan	Director	February 25, 2010
/s/ RONALD L. FRASCH Ronald L. Frasch	Director	February 25, 2010
/s/ PETER A. JACOBI Peter A. Jacobi	Director	February 25, 2010
/s/ RICHARD L. SHARP Richard L. Sharp	Chairman of the Board	February 25, 2010
/s/ THOMAS J. SMACH Thomas J. Smach	Director	February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

        We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crocs, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 25, 2010

CROCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues	$645,767	$721,589	$847,350
Cost of sales	337,720	486,722	349,701
Restructuring charges	7,086	901	—

Gross profit	300,961	233,966	497,649
Selling, general and administrative expenses	311,592	341,518	268,978
Foreign currency transaction losses (gains), net	(665)	25,438	(10,055)
Restructuring charges	7,623	7,664	—
Goodwill impairment charges	—	23,867	—
Asset impairment charges	26,085	21,917	—
Charitable Contributions	7,510	1,844	959

Income (loss) from operations	(51,184)	(188,282)	237,767
Interest expense	1,495	1,793	438
Gain on Charitable Contribution	(3,163)	—	—
Other expense (income), net	(895)	(565)	(2,997)

Income (loss) before income taxes	(48,621)	(189,510)	240,326
Income tax expense (benefit)	(6,543)	(4,434)	72,098

Net (loss) income	$(42,078)	$(185,076)	$168,228

Income (loss) per common share:
Basic	$(0.49)	$(2.24)	$2.08

Diluted	$(0.49)	$(2.24)	$2.00

Weighted average common shares:
Basic	85,112,461	82,767,540	80,759,077

Diluted	85,112,461	82,767,540	84,194,883

See accompanying notes to consolidated financial statements.

CROCS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$77,343	$51,665
Restricted cash	1,144	—
Accounts receivable, less allowance for doubtful accounts of $3,973 and $5,262, respectively	50,458	35,305
Inventories	93,329	143,205
Deferred tax assets, net	7,358	11,364
Income tax receivable	8,611	24,417
Other receivables	16,140	4,642
Prepaid expenses and other current assets	12,871	8,773

Total current assets	267,254	279,371
Property and equipment, net	71,084	95,892
Restricted cash	1,506	2,922
Intangible assets, net	35,984	40,892
Deferred tax assets, net	18,479	21,231
Other assets	15,431	15,691

Total Assets	$409,738	$455,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,434	$35,137
Accrued expenses and other current liabilities	53,580	50,076
Deferred tax liabilities, net	9	30
Accrued restructuring charges	2,616	1,439
Income taxes payable	6,377	24,420
Note payable, current portion of long-term debt and capital lease obligations	640	22,431

Total current liabilities	86,656	133,533
Long term debt and capital lease obligations, net of current portion	912	—
Deferred tax liabilities, net	2,192	2,917
Long term restructuring.	520	959
Other liabilities	31,838	31,427

Total liabilities	122,118	168,836

Commitments and contingencies (Notes 6, 9 and 15)
Stockholders' equity:
Common shares, par value $0.001 per share; 250,000,000 authorized 86,224,760 issued and 85,659,581 shares issued and outstanding in 2009, 83,543,501 issued and 83,019,501 issued and outstanding in 2008	85	84
Treasury Stock, at cost, 565,179 and 524,000 shares, respectively	(25,260)	(25,022)
Additional paid-in capital	266,472	232,037
Deferred compensation	—	(246)
Retained earnings	22,155	64,233
Accumulated other comprehensive income	24,168	16,077

Total stockholders' equity	287,620	287,163

Total Liabilities and Stockholders' Equity	409,738	$455,999

See accompanying notes to consolidated financial statements.

CROCS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(In Thousands)

	Common Stock		Treasury Stock					Accummulated Other Comprehensive Income	Total Stock Holders Equity (Deficit)
					Additional Paid in Capital	Deferred Compensation	Retained Earnings			Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2006	78,682	$79	—	$—	$131,795	$(5,702)	$81,081	$1,006	$208,258
Amortization of stock compensation	—	—	—	—	18,578	3,105	—	—	21,683
Excess tax benefit stock based compensation	—	—	—	—	43,216	—	—	—	43,216
Forfeitures	—	—	—	—	(195)	195	—	—	—
Exercises of stock options and vesting of share-based awards	4,040	4	—	—	18,543	—	—	—	18,547
Treasury Stock	(524)	—	524	(25,022)	—	—	—	—	(25,022)
Net income	—	—	—	—	—	—	168,228	—	168,228	$168,228
Foreign currency translation	—	—	—	—	—	—	—	9,203	9,203	9,203

Total comprehensive loss										$177,431

BALANCE—December 31, 2007	82,198	$83	524	$(25,022)	$211,936	$(2,402)	$249,309	$10,209	$444,113
Amortization of stock compensation	—	—	—	—	16,951	1,388	—	—	18,339
Forfeitures	—	—	—	—	(131)	131	—	—	—
Exercises of stock options and vesting of share-based awards	821	1	—	—	3,281	637	—	—	3,919
Net loss	—	—	—	—	—	—	(185,076)	—	(185,076)	$(185,076)
Foreign currency translation	—	—	—	—	—	—	—	5,868	5,868	5,868

Total comprehensive loss										$(179,208)

BALANCE—December 31, 2008	83,019	$84	524	$(25,022)	$232,037	$(246)	$64,233	$16,077	$287,163
Amortization of stock compensation		—		—	17,189	208	—	—	17,397
Tender Offer		—		—	16,197	—	—	—	16,197
Excess tax benefit stock based compensation		—		—	—	—	—	—	—
Forfeitures	(116)	—	—	—	(199)	38	—	—	(161)
Exercises of stock options and vesting of share-based awards	1,858	1	—	—	1,248	—	—	—	1,249
Adjustment for prior period RSA Grants	939	—
Treasury Stock	(41)	—	41	(238)	—	—	—	—	(238)
Net loss		—		—	—	—	(42,078)	—	(42,078)	$(42,078)
Foreign currency translation		—		—	—	—	—	8,091	8,091	8,091

Total comprehensive loss										$(33,987)

BALANCE—December 31, 2009	85,659	$85	565	$(25,260)	$266,472	$—	$22,155	$24,168	$287,620

See notes to consolidated financial statements.

CROCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(42,078)	$(185,076)	$168,228
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,671	37,450	20,949
Loss on disposal of fixed assets	(776)	633	199
Unrealized loss (gain) on foreign exchange	(11,267)	21,570	(8,583)
Deferred income taxes	5,399	(5,429)	(14,866)
Goodwill impairment	—	23,837	—
Asset impairment	26,027	21,927	—
Inventory write-down charges	2,568	76,258	1,829
Loss on purchase commitments	—	4,200	—
Charitable contributions	7,424	1,844	959
Gain on charitable contributions	(3,148)	—	—
Non-cash restructuring charges	2,196	—	—
Bad debt expense	1,316	3,153	4,671
Share based compensation	15,237	18,976	21,683
Share based compensation from tender offer	16,197	—	—
Excess tax benefit on share-based compensation	—	—	(43,216)
Changes in operating assets and liabilities—net of effect of acquired businesses:
Accounts receivable	(13,251)	111,318	(83,948)
Inventories	44,828	16,395	(154,378)
Prepaid expenses and other assets	(13,914)	(4,342)	(10,912)
Accounts payable	(17,387)	(60,168)	27,149
Accrued expenses and other liabilities	(19,304)	11,553	79,174
Accrued restructuring	1,208	2,398	—
Income taxes receivable	23,163	(23,634)	—

Cash provided by operating activities	61,109	72,863	8,938

Cash flows from investing activities:
Purchases of marketable securities	(1,502)	—	(64,880)
Sales of marketable securities	—	—	87,205
Cash paid for purchases of property and equipment	(20,054)	(55,559)	(57,379)
Proceeds from disposal of property and equipment	2,476	2,383	—
Cash paid for intangible assets	(6,973)	(10,659)	(16,525)
Restricted cash	322	(1,624)	1,753
Acquisition of businesses, net of cash acquired	—	(7,977)	(12,391)

Cash used in investing activities	(25,731)	(73,436)	(62,217)

Cash flows from financing activities:
Proceeds from note payable, net	293	76,024	7,000
Repayment of note payable and capital lease obligations	(23,078)	(60,707)	(541)
Debt issuance costs	(458)	—	—
Excess tax benefit on share-based compensation	—	—	43,216
Exercise of stock options	1,290	3,283	18,547
Purchase of treasury stock	(238)	—	(25,022)

Cash (used in) provided by financing activities	(22,191)	18,600	43,200

Effect of exchange rate changes on cash	12,491	(2,697)	3,758

Net (decrease) increase in cash and cash equivalents	25,678	15,330	(6,321)
Cash and cash equivalents—beginning of year	51,665	36,335	42,656

Cash and cash equivalents—end of year	$77,343	$51,665	$36,335

CROCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Supplemental disclosure of cash flow information—cash paid during the year for:
Interest	$1,491	$1,581	$44

Income taxes	$12,392	$16,367	$19,991

Supplemental disclosure of non-cash, investing, and financing activities:
In conjunction with the acquisitions made, liabilities were assumed as follows:
Fair value of assets acquired	$—	$—	$7,074
Cash paid	$—	$—	5,093

Liabilities assumed	$—	$—	$1,981

Accrued acquisitions purchase price	$—	$—	3,429

Assets acquired under capitalized leases	$1,760	—	—

Accrued purchases of property and equipment	$2,826	$10,331	$9,779

Accrued purchases of intangibles	$2,411	$2,265	$1,386

See notes to consolidated financial statements.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY

        Crocs, Inc. and its subsidiaries (collectively, the "Company") are engaged in the design, development, manufacturing, marketing and distribution of consumer products, primarily casual and athletic shoes and shoe charms, from specialty resins referred to as Croslite. Wholly-operated subsidiaries include EXO Italia ("EXO"), which designs and develops EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry; Jibbitz, LLC ("Jibbitz"), a unique accessory brand with colorful snap-on charms specifically suited for the Company's shoes; and Ocean Minded, LLC ("Ocean Minded"), which designs, manufactures, markets and distributes high quality leather and EVA based sandals primarily for the beach, adventure and action sports markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Consolidation—The consolidated financial statements include the accounts of Crocs, Inc. and all of its subsidiaries. All of the Company's subsidiaries are 100% operated except for Crocs India Private Limited. The non-controlling interest in this subsidiary are immaterial and are included in Other (income) expenses—net on the Company's consolidated statements of income and in Other liabilities on the Company's consolidated balance sheets. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements include the accounts of the Company and all entities that are wholly-operated by the Company, variable interest entities for which the Company is the primary beneficiary, and entities that are not variable interest entities but are voting-controlled subsidiaries of the Company.

        Management Estimates—The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, ("GAAP"). These accounting principles require management of the Company to make certain estimates, judgments and assumptions. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales-returns and discounts, impairment assessments and charges, recoverability of assets, including deferred tax assets, uncertain tax positions, share-based compensation expense, fair value of acquired intangibles, assessment of lower of cost or market on inventory, useful lives assigned to long-lived assets, depreciation and provisions for contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Management also makes estimates in our assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 18—Legal Proceedings. Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

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

        Variable Interest Entities—According to Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities", incorporated in Accounting Standards Codification Topic 810 "Consolidations" ("ASC 810"), Variable Interest Entities ("VIEs") lack one or more of the characteristics of a voting interest entity as described above. ASC 810 provides that a controlling financial interest in an entity is present when an entity has one or more variable interests that are expected to absorb a majority of the entity's expected losses, receive a majority of the entity's residual returns, or both. The entity that is determined to be the primary beneficiary holds the controlling financial interest and is required to consolidate the VIE. Accordingly, the Company consolidates VIEs in which the Company is deemed to be the primary beneficiary.

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

        Restricted Cash—Restricted cash represents cash commitments primarily related to building and lease deposits. The classification of restricted cash on the consolidated balance sheet as current or noncurrent is dependent on the duration of the restriction and the purpose for which the restriction exists.

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

        Inventories—Raw materials and supplies are valued at the lower of cost, replacement cost, or net realizable value. Work in process and finished goods are valued at the lower of cost or net realizable value. Cost is determined on the first in, first out basis. The cost of work in process and finished goods consists of the cost of raw materials and an applicable share of the cost of labor and manufacturing overhead. See Note 3—Inventories for further discussion.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Marketable Securities—Marketable securities consist of certificates of deposit with maturities greater than three months and up to three years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses net of any tax effect reported in stockholders' equity as accumulated other comprehensive loss, and are held at financial institutions. As of December 31, 2009, marketable securities of $0.9 million and $0.9 million are included in the Prepaid and Other Assets and the long-term Other Assets line items, respectively, of the Company's consolidated balance sheets. The Company did not have any marketable securities as of December 31, 2008.

        Property and Equipment—Depreciation of machinery and equipment is computed using the straight-line method based on estimated useful lives ranging from two to five years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. During the years ended December 31, 2009, 2008 and 2007, we recorded depreciation expense of $29.7 million, $30.7 million and $17.0 million, respectively, of which $15.6 million, $18.3 million and $11.3 million, were recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses. See Note 4—Property and Equipment for further discussion.

        Impairment of Long-Lived Assets—In accordance with ASC Topic 360 "Property, Plant and Equipment" ("ASC 360"), the Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset, including property and equipment and finite-lived intangible assets, may be impaired. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. See Note 4—Property and Equipment and Note 5—Goodwill and Intangibles for further discussion.

        Capitalized Software—The Company capitalizes certain internal and external software acquisition and development costs that benefit future years in accordance ASC Topic 350 "Intangibles—Goodwill and Other" ("ASC 350"). Internal-use capitalized software costs are amortized over their expected useful life, which is generally seven years. The Company capitalizes certain costs associated with software such as costs of employees and contractors devoting time to the software development projects and external direct costs for materials and services. Initial costs associated with internally-developed-and-used software are expensed until management determines, based on its judgment, that the project has reached the application development stage. After the application development stage is achieved, subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. As of December 31, 2009, capitalized software consisted primarily of our enterprise resource system software, warehouse management software and point of sale software. Ongoing assessments of the recoverability of capitalized software development costs require management to make judgments. At least annually, we consider the potential impairment of capitalized software using guidance in ASC 360. In accordance with this guidance, we consider the substantive service potential of the software, changes in the extent or manner in which the software is used or is expected to be used, significant changes made or planned to be made to the software, and the actual cost of software development or modification compared to expected cost. As a result of this analysis, we determined that an impairment should be recorded

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

related to capitalized software as of December 31, 2009. See Note 5—Goodwill and Intangibles Assets for further discussion.

        Identifiable Intangible Assets and Goodwill—In accordance with ASC Topic 350, goodwill represents the excess purchase price paid over the fair value of assets acquired and liabilities assumed in acquisitions. The Company assesses goodwill for impairment annually on the last day of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of goodwill, including intangibles with indefinite lives, exceeds its implied fair value, the Company records an impairment loss equal to the difference. Indefinite-lived intangible assets primarily consist of acquired trade names. See Note 5—Goodwill and Intangible Assets for further discussion.

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

        Share-Based Compensation—In accordance with ASC Topic 718 "Compensation—Stock Compensation" ("ASC 718"), we use the prospective method for option grants and restricted stock issued prior to August 15, 2005, the date on which the Company filed its initial Registration Statement on Form S-1, and the modified prospective method for option grants issued after August 15, 2005. The Company was required to adopt the prospective method for grants prior to August 15, 2005 as the Company had elected to value employee grants using the minimum value method under ASC 718. For option grants and restricted stock accounted for under the prospective method, the Company will continue to account for the grants under the intrinsic value-based method. Therefore, the Company does not record any compensation expense for stock options granted to employees prior to August 15, 2005 if the exercise price equaled the fair market value of the stock option on the date of grant, and the exercise price, number of shares eligible for issuance under the options and vesting periods were fixed.

        ASC 718 generally requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. ASC 718 also requires the fair value of outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period.

        As a result of the adoption of ASC 718, we began (i) using the fair value method to recognize share-based compensation and (ii) estimating forfeitures for purposes of recognizing the remaining fair value of all unvested awards. In addition, we use the straight-line method to recognize stock-based

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

compensation expense over the vesting term for employees and non-employees for our outstanding stock awards granted after January 1, 2006.

        Deferred compensation represents the unvested portion of employee grants made prior to August 15, 2005 and is recorded as a reduction of equity. The fair value of employee grants is fixed at date of grant, or the measurement date, if later, while grants to non-employees are remeasured to fair value at each reporting period until vesting occurs. See Note 10—Equity for further discussion.

        During the fourth quarter of 2009, the Company identified an error in the calculation of stock-based compensation expense that effected its previously issued 2008 consolidated financial statements. The error was identified after the Company's third-party equity accounting software provider notified its clients, including the Company, that it made a change to how its software program calculates stock-based compensation expense. Specifically, the prior version of this software calculated stock-based compensation expense by incorrectly continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant's final vest date rather than reflecting actual forfeitures as vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant's final vest date in 2008 and 2009. Because the Company's stock option awards generally vest on a monthly basis after the first anniversary date of the award, the Company under-recognized stock-based compensation expense in certain periods. This error changes the timing of stock-based compensation expense recognition, but does not change the total stock-based compensation expense. As stock-based compensation expense is a non-cash item, this error did not impact net cash provided by operations in any period. This error resulted in the understatement of stock-based compensation expense, with a corresponding understatement of additional paid in capital, in the approximate amounts of $4.5 million in 2008 which has been corrected in 2009. The Company does not believe that either the understatement of stock-based compensation expense in 2008 or the related effect of correcting the error in 2009 are material.

        Advertising—Advertising costs are expensed as incurred and production costs are generally expensed when the advertising is first run. Advertising expenses were $7.4 million, $16.8 million, and $5.5 million for the years ended December 31, 2009, 2008, and 2007, respectively and are included in selling, general, and administrative expenses.

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses amounted to $7.7 million, $6.4 million, and $5.3 million for the years ended December 31, 2009, 2008, and 2007, respectively, and are included in Selling, general, and administrative expenses in our Consolidated Statement of Operations.

        Foreign Currency Translation and Foreign Currency Transactions—The U.S. dollar is the Company's reporting currency. Assets and liabilities of foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity. Gains and losses generated by transactions denominated in foreign currencies are recorded in Selling, general and administrative expense in our Consolidated Statement of Operations in the period in which they occur.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For the year ended December 31, 2009, the Company recognized realized losses and unrealized gains on foreign currency transactions of $10.6 million and $11.3 million, respectively. For the year ended December 31, 2008, the Company recognized realized losses and unrealized losses on foreign currency transactions of $3.8 million and $21.6 million, respectively. For the year ended December 31, 2007, the Company recognized realized losses and unrealized gains on foreign currency transactions of $1.5 million and $8.6 million, respectively. These foreign currency exposures are primarily associated with payables and receivables arising from intercompany transactions. As these costs are associated with operational activities, the associated realized and unrealized gains and losses have been included within Foreign currency transaction loss (gains), net in our Consolidated Statement of Operations.

        Derivative Foreign Currency Contracts—The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates. During the year ended December 31, 2007, the Company used derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific assets and liabilities on the balance sheet, specific firm commitments or forecasted transactions. The Company has entered into forward exchange contracts to hedge certain portions of future cash flows denominated in foreign currencies. These contracts were not designated as hedges under ASC 815 "Derivatives and Hedging". The futures contracts were marked to market and gains and losses were recognized in earnings. The net realized gains and losses for these contracts were not material for the years ended December 31, 2009, 2008 and 2007. The Company has no unsettled derivative contracts as of December 31, 2009.

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

        Effective January 1, 2007, the Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes", which has been incorporated in ASC Topic 740 "Income Taxes" ("ASC 740"). ASC 740 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The adoption of ASC 740 did not have a material impact on the Company's consolidated balance sheet, statement of operations or cash flows. We recognize interest and penalties related to income tax matters in Income tax expense in our Consolidated Statement of Operations. See Note 13—Income Taxes for further discussion.

        Taxes Assessed by Governmental Authorities—Taxes assessed by governmental authorities that are directly imposed on a revenue transaction, including value added tax, are recorded on a net basis and are therefore excluded from sales, as allowed under ASC 605-45-50-3, "Taxes Collected from Customers and Remitted to Governmental Authorities".

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Reclassifications—The Company reclassified foreign currency transaction losses (gains), net and charitable contributions in the statement of operations from selling, general, and administrative expenses. There was no change to income (loss) from continuing operations as a result of these reclassifications.

        Recent Accounting Pronouncements—In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation No. FIN46(R), Consolidation of Variable Interest Entities, ("FIN 46 (R)") and is incorporated into ASC Topic 810, Consolidation, to require an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling financial interest in a variable interest entity and to require ongoing reassessments of this nature. The standard amends certain guidance in FIN 46 (R) for determining whether an entity is a variable interest entity and adds additional reconsideration for making this determination when facts or circumstances change. The standard requires enhanced disclosures that will provide more transparent information about an entity's involvement in a variable interest entity. The standard is effective for the fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued Accounting Standards Update ("ASU") 2009-01, Generally Accepted Accounting Principles; Amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("ASU 2009-01"), to amend the ASC Topic 105, Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements. The codification also contains interpretive releases of the SEC under federal securities laws and is a source of authoritative GAAP for SEC registrants. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and shall be applied prospectively. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value ("ASU 2009-05"), an update to ASC Topic 820-10, Fair Value Measurements and Disclosures—Other. ASU 2009-05 provides amendments to the fair value measurement of liabilities and provides clarification on valuation techniques for liabilities for which a quoted price for an identical liability in an active market is not available. The amendments also clarify that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 also provides amendments to clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after September 1, 2009 and shall be applied prospectively. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

3. INVENTORIES

        Inventories by major classification are as follows (in thousands):

	December 31,
	2009	2008
Finished goods	$88,775	$126,078
Work-in-progress	220	184
Raw materials	4,334	16,943

	$93,329	$143,205

        During the year ended December 31, 2009, the Company donated certain inventory items to charitable organizations. The inventory items consisted of end of life units, some of which were fully valued, partially impaired or fully impaired. The contributions made were expensed at their fair value of $7.5 million for the year ended December 31, 2009, in accordance with ASC Sub-Topic 720-25, Contributions Made. As the fair value of the inventory contributed exceeded its carrying amount, a gain was recognized of $3.2 million for the year ended December 31, 2009, resulting in a net reduction of inventory of $4.3 million as of December 31, 2009.

        In the year ended December 31, 2008, the Company recorded approximately $76.3 million of inventory write-down charges and an additional $4.2 million in charges related to losses on future purchase commitments for inventory with a market value lower than cost, of which $2.1 million was included as an accrued expense as of December 31, 2008. These charges are reported in the cost of sales line item in the consolidated statement of operations for the year ended December 31, 2008. As of December 31, 2009, no amount remains accrued for losses on purchase commitments.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

        Property and equipment includes the following (in thousands):

	December 31,
	2009	2008
Machinery and equipment	$82,733	$108,552
Leasehold improvements	38,436	32,771

Subtotal	121,169	141,323
Less accumulated depreciation and amortization	(50,085)	(45,431)

Total Property and Equipment	$71,084	$95,892

        Depreciation of machinery and equipment is computed using the straight-line method based on estimated useful lives ranging from two to five years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. During the years ended December 31, 2009, 2008 and 2007, we recorded depreciation expense of $29.7 million, $30.7 million and $17.0 million, respectively, of which $15.6 million, $18.3 million and $11.3 million, were recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses. As the Company translates the ending fixed assets and accumulated depreciation balances utilizing the balance sheet exchange rate and records depreciation expense using the weighted average of exchange rates for the applicable period, a difference between the recorded depreciation expense and the change in accumulated depreciation exists.

        Certain equipment held under capital leases in the amounts of $0.4 million and $9,000 net of accumulated depreciation at December 31, 2009 and 2008, respectively, are classified as equipment and amortized using the straight-line method over the lease term. Amortization of equipment under capitalized leases is included in depreciation expense.

        During the year ended December 31, 2009, the Company recognized an impairment charge of $18.5 million on fixed assets, primarily related to shoe molds and distribution facility assets. Of the impairment charge recognized, $2.1 million was in the Europe segment, $4.8 million was in the Americas segment and $11.6 million was in the Corporate and other group. The impairment charge on molds related primarily to shoe styles that the Company either no longer intends to manufacture or styles for which the Company has more molds on hand than necessary to meet projected demand. The impairment charge on distribution facility assets related to equipment and fixtures for the Company's warehouse and distribution centers that were closed and consolidated. These charges are recorded in the impairment charges line item of the consolidated statement of operations for the year ended December 31, 2009. The impairments are accounted for as assets to be abandoned, in accordance with ASC Section 360-35-15, Impairment or Disposal of Long-Lived Assets.

        During the year ended December 31, 2008, the Company recognized an impairment charge of $20.9 million on fixed assets, primarily related to equipment and shoe molds. Of the impairment charge recognized, $11.3 million was in the Americas segment, $4.4 million was in the Europe segment and $5.2 million was in the Corporate and other group. Management evaluated the production capacity at Company-operated facilities compared with demand projections and capacity requirements and made the decision to abandon certain tooling and equipment that represented excess capacity. These charges are recorded in the impairment charges line item of the consolidated statement of operations for the year ended December 31, 2008.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT (Continued)

        At December 31, 2009, the Company classified $0.3 million as assets held for sale, primarily in connection with the closure and consolidation of certain of the Company's distribution and manufacturing facilities. The assets held for sale consist of equipment, vehicles and fixtures and were recorded on the consolidated balance sheet at the lower of carrying value or fair value less costs to sell, in accordance with ASC Paragraph 360-10-35-43, Accounting While Held for Sale, and are included in the line item prepaid expenses and other current assets on the Company's consolidated balance sheet. During the year ended December 31, 2009, $0.5 million in proceeds were received on the sale of assets previously classified as held for sale, and a $0.2 million gain was recognized on the sale and recorded in the line item selling, general and administrative expenses on the Company's consolidated statements of operations.

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

        The following table summarizes the activity in the Company's goodwill account during the year ended December 31, 2008 (in thousands):

Balance at December 31, 2007	$23,759
Less: Goodwill impairment charges	(23,867)
Impact of foreign currency translation	108

Balance at December 31, 2008	$—

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

  Intangible Assets

        During the year ended December 31, 2009, the Company recognized an impairment charge of $7.6 million on intangible assets. The impairment charge is primarily related to the Company's decision to no longer pursue the Tagger International B.V ("Tagger") brand and the decision to discontinue the use of certain capitalized software assets as part of the Company's restructuring activities and is included with the Americas segment. These charges are recorded in the impairment charges line item of the consolidated statement of operations for the year ended December 31, 2009, and are accounted for as assets to be abandoned, in accordance with ASC Section 360-35-15, Impairment or Disposal of Long-Lived Assets.

        In June 2008, the Company decided to liquidate Fury after efforts to sell the entity were unsuccessful. As a result, the Company wrote off $0.3 million related to the remaining customer relationship intangible assets and trademarks. Fury is included within the Americas segment.

        As a result of the Company's evaluation of indefinite lived intangible assets, performed for the year ended December 31, 2008, the Jibbitz trade name, with a book value of approximately $0.2 million, and patents the Company no longer intends to utilize, with a book value of approximately $0.6 million, were fully impaired. Jibbitz is included within the Americas segment.

        The following table summarizes the Company's identifiable intangible assets at December 31, 2009 and 2008 (in thousands):

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Patents, copyrights, and trademarks	$5,673	$1,396	$4,277	$8,190	$694	$7,496
Customer relationships	5,928	4,912	1,016	6,075	3,685	2,390
Core technology	4,614	4,614	—	4,001	3,602	399
Non-competition agreement	636	594	42	636	466	170
Capitalized software	38,884	8,235	30,649	35,309	4,872	30,437

Total Intangible assets	$55,735	$19,751	$35,984	$54,211	$13,319	$40,892

        Intangible assets that are determined to have finite lives are amortized over their useful lives on a straight-line basis for patents, core technology, non-competition agreement and capitalized software. Customer relationships are amortized on a straight-line basis or an accelerated basis. For the years ended December 31, 2009, 2008 and 2007, amortization expense recorded for intangible assets with finite lives was $7.0 million, $6.6 million and $4.1 million, respectively, of which $1.6 million, $0.9 million and nil was recorded in cost of sales, respectively,with the remaining amounts recorded in selling, general and administrative expenses. For amortizable intangible assets denominated in a foreign currency, the Company translates the ending asset and accumulated amortization at the balance sheet rate and records amortization expense using the weighted average rate of exchange for the applicable period. A difference between the recorded amortization expense and the change in accumulated

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

amortization exists. Below are the weighted average amortization periods by major intangible asset class for the Company as of December 31, 2009.

Intangible Asset Class	Weighted Average Amortization Period
Patents	10 years
Customer Relationships	estimated customer life
Core Technology	5 years
Non-competition Agreement	Contractual term
Capitalized Software	Shorter of 7 years or remaining life of technology

        Estimated future annual amortization of intangible assets is as follows (in thousands):

Fiscal years ending December 31,	Amortization
2010	$7.3
2011	7.0
2012	6.6
2013	6.0
2014	4.6
Thereafter	4.5

Total	$36.0

        Certain software held under a capital lease in the amount of $1.5 million net of accumulated amortization is classified as capitalized software and amortized using the straight-line method over the useful life. Amortization of capitalized software under capitalized leases is included in amortization expense on the Company's consolidated statements of operations.

6. ACQUISITIONS

        On April 1, 2008, the Company acquired substantially all of the assets of Tidal Trade, Inc. ("Tidal Trade"), the Company's third-party distributor in South Africa, for $4.6 million. The Company recorded $1.4 million in customer relationships on the date of acquisition. As part of the acquisition, the Company repurchased inventory previously sold to Tidal Trade and accordingly recognized a reduction of revenue of approximately $2.1 million.

        On April 2, 2008, the Company acquired substantially all of the assets of Tagger, a private limited liability company incorporated under the laws of the Netherlands that manufactures messenger bags. Tagger was partially operated by the Managing Director of Crocs Europe B.V. The Company acquired all of the assets of Tagger for $2.0 million, of which approximately $90,000 was assigned to inventory and the remaining $1.9 million was assigned to the value of the Tagger trademark on the date of acquisition. For the year ended December 31, 2009, we made the decision to no longer pursue the Tagger International B.V ("Tagger") brand and, accordingly, recorded an impairment charge of $1.9 million to impair the assets related to the acquisition as discussed in Note 5—Goodwill and Intangible Assets.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. ACQUISITIONS (Continued)

        See Note 5—Goodwill and Intangible Assets for further discussion of impairment of goodwill and intangible assets originally recorded in connection with the aforementioned acquisitions.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other liabilities include the following (in thousands):

	December 31,
	2009	2008
Accrued compensation and benefits	$21,007	$10,178
Fulfillment and freight and duties	10,765	7,832
Professional services	4,329	4,340
Sales/Use tax payable	4,330	3,577
Accrued loss on purchase commitments	—	2,102
Distributor inventory buyback	—	5,260
Other	13,149	16,787

	$53,580	$50,076

8. RESTRUCTURING ACTIVITIES

        During the year ended December 31, 2009, the Company announced its decision to further restructure its operations and has made certain organizational changes in order to better align costs with revenues. This decision included the closure of various warehouses and office buildings as well as settlement and termination of contracts prior to term. During the year ended December 31, 2009, the Company incurred restructuring charges of $14.7 million, of which $7.1 million is included in costs of sales. Of the restructuring charges taken, $5.6 million related to the termination of operating leases and other costs associated with closing the facilities and relocating employees; $3.8 million related to the termination of its manufacturing agreement with a third party in Bosnia and its sponsorship agreement with Association of Volleyball Professionals ("AVP"); $1.1 million related to obtaining a release from any further obligations under the purchase agreement with Bite, LLC; and $0.5 million relating to the termination of consulting arrangements with former key employees. Additional restructuring charges included $3.7 million in severance costs, consisting primarily of $0.4 million for the restructuring of the Company's distribution facilities in Europe and Asia; $0.4 million in severance and $0.4 million in stock compensation expense related to the Company's separation agreement with its former General Counsel; and $1.6 million of stock compensation and $0.2 million in deferred compensation expense in connection with the Company's separation agreement with its former Chief Executive Officer in which certain stock options, restricted stock awards and deferred compensation were accelerated. See Note 10—Equity for further discussion.

        Of the restructuring charges discussed above, $6.3 million was in the Americas segment, $3.4 million was in the Europe segment, $0.4 million was in the Asia segment and $4.5 million was in the Corporate and other group.

        During the year ended December 31, 2008, the Company announced its decision to restructure its operations. This decision included the closure of its Canadian and Brazilian manufacturing facilities and the consolidation of Canadian distribution activities into other existing North American operations. The

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. RESTRUCTURING ACTIVITIES (Continued)

Company has established reserves to cover future known obligations related to the closure of the Canadian and Brazilian manufacturing operations and the move of the Canadian distribution operations.

        During 2008, the Company sold assets relating to the Company's Canadian manufacturing operations for a net gain of approximately $0.8 million. The gain on disposal of assets is recorded in the selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2008. There were no assets held for sale as of December 31, 2008.

        Reserves are included in the line items accrued restructuring charges and long-term restructuring in the Company's consolidated balance sheets and are recorded under the line item restructuring charges within costs of sales and selling, general and administrative expenses on the Company's consolidated statements of operations.

        Reserves at December 31, 2009, were $3.1 million, consisting of $0.5 million of accrued termination benefits, $2.2 million of rent obligations for leased facilities, net of expected sublease income, and $0.4 million of contract termination fees and termination benefits accounted for in accordance with ASC Topic 712 "Compensation—Nonretirement Post Employment Benefits" and ASC Topic 420 "Exit or Disposal Cost Obligations".

        The following table details the changes in the restructuring accruals during the year ended December 31, 2009 (in thousands):

Description	Year Ended December 31, 2008	Additions	Cash Payments	Adjustments(1)	Year Ended December 31, 2009
Termination benefits	$676	$1,711	$(2,111)	$240	$516
Operating lease exit costs	$1,488	5,586	(4,089)	(752)	$2,233
Other restructuring costs	$234	5,306	(5,192)	39	$387

	$2,398	$12,603	$(11,392)	$(473)	$3,136

(1)
Adjustments relate primarily to the exit of a portion of a facility lease in Canada and differences resulting from the translation of the liability balance at the balance sheet rate and restructuring expense translated at the weighted average rate of exchange for the applicable period.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

        Notes payable and capital lease obligations consist of the following (in thousands):

	December 31,
	2009	2008
Revolving credit facility	$—	$22,422
Capital lease obligations	640	9
Long-term portion of capital lease obligations	911	—

Total notes payable and capital lease obligations	$1,551	$22,431

  Notes Payable

        As of December 31, 2008, the Company had $22.4 million in outstanding borrowings on its Revolving Credit Facility with Union Bank of California, N.A. The Company initially entered into the Revolving Line of Credit agreement on May 8, 2007, the agreement was amended eleven times to extend the maturity date and adjust the interest rate, as well as to modify the agreement from an unsecured line of credit to be secured by substantially all of the Company's intellectual property. On August 3, 2009, the Company fully repaid its remaining obligation on its Revolving Credit Facility prior to its maturity date of September 30, 2009. The Revolving Credit Facility was effectively terminated upon full repayment. The Company did not incur any penalties for the early payment and termination of the Revolving Credit Facility.

        On September 25, 2009, the Company entered into a Revolving Credit and Security Agreement (the "Credit Agreement") with PNC Bank, N.A., which matures on September 25, 2012. The Credit Agreement provides for an asset-backed revolving credit facility of up to $30 million in total, which includes a $17.5 million sublimit for borrowings against the Company's eligible inventory, a $2 million sublimit for borrowings against the Company's eligible inventory in-transit, and a $4 million sublimit for letters of credit. The total borrowings available under the Credit Agreement at any given time are subject to customary reserves and reductions to the extent the Company's asset borrowing base changes. Borrowings under the Credit Agreement are secured by all of the assets of the Company, including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests. The Credit Agreement requires the Company to prepay borrowings under the Credit Agreement in the event of certain dispositions of property.

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

        The Credit Agreement contains certain customary restrictive and financial covenants. The Company was in compliance with these financial covenants as of December 31, 2009.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS (Continued)

        As of December 31, 2009, the Company had an immaterial amount of outstanding borrowings under the Credit Agreement and had issued and outstanding letters of credit of $1.1 million which were reserved against the borrowing base. During the year ended December 31, 2009, $0.5 million in fees and third-party costs incurred in connection with the Credit Agreement were capitalized as deferred financing costs.

10. EQUITY

        On November 1, 2007, the Company's board of directors approved an authorization to repurchase up to one million shares of its common stock. On April 14, 2008, the board of directors also approved an additional authorization to repurchase an additional 5,000,000 shares of our common stock. Share repurchases under these authorizations may be made in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase authorizations do not have an expiration date and do not obligate the Company to acquire any particular amount of shares of its common stock. The repurchase authorizations may be modified, suspended or discontinued at any time. On November 7, 2007, the Company repurchased approximately 524,000 shares for a total of approximately $25.0 million.

        On November 11, 2009, the Compensation Committee approved "withhold to cover" as a tax payment method for certain named executive officers (NEOs) vesting in restricted stock awards. Four elections were made in 2009 in which a total of 41,179 shares were withheld and placed in treasury, increasing the treasury share balance to 565,179 at December 31, 2009.

  Share-Based Compensation

        Under the modified prospective method, compensation expense recognized in the year ended December 31, 2009, includes: (i) compensation expense of all share-based payments granted after August 15, 2005 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with ASC Topic 718 "Compensation—Stock Compensation" ("ASC 718"), and (ii) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. Results for prior periods have not been retrospectively adjusted. The Company records compensation expense related to non-employees under the provisions of ASC 718 and Emerging Issues Task Force EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services ("EITF 96-18"), as codified in ASC Topic 505 "Equity", and recognizes compensation expense over the vesting periods of such awards. Total pre-tax share-based compensation expense, including options and non-vested shares, was $33.6 million, including $2.2 which is included in restructuring charges, for the twelve months ended December 31, 2009. Included in this is $16.3 million related to the Company's tender offer that was completed in April 2009. Also included in the $33.6 million of share-based compensation expense is $2.0 million of accelerated vesting charges related to the separation agreements with the Company's former Chief Executive Officer and former Vice President, General Counsel and Secretary, which are included as restructuring charges, and are discussed further below. Total pre-tax share-based compensation expense recognized was $19.0 million, and $21.7 million for the years ended December 31, 2008, and 2007. Due to our loss position in the year ended December 31, 2009 and 2008, the Company did not recognize any associated tax benefits. Associated tax benefits in the year ended December 31, 2007 were approximately $6.4 million.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY (Continued)

Capitalization of the stock based compensation into inventory and intangibles as part of the overhead allocation was $528,267 and $117,707, respectively, for 2009 and $150,000 and $49,000 for 2008.

        ASC 718 also required the Company to change the classification of any excess tax benefits realized on the exercise of stock options or issuance of restricted stock unit awards in excess of that which is associated with the expense recognized for financial reporting purposes in its consolidated statement of cash flows. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in the consolidated statement of cash flows.

        The Company has computed the fair value of options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rate, volatility, expected dividend yield rate, and expected option term. Changes to the assumptions could cause significant adjustments to the valuation. For options granted before August 15, 2005, expected volatility was not considered for employee grants as the Company was a non-public entity at the grant date of these options. For stock option grants issued after the filing of the Company's initial Registration Statement on Form S-1 on August 15, 2005, the minimum value method is no longer used and the Company used a volatility rate of 50-60% and began to include estimated forfeiture rates. The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of the underlying shares of common stock as well as the historical volatility of comparable companies. The Company factored in historical forfeiture rates, expected future retention rates, and vesting periods of the options to determine the average expected term. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant. Accordingly, the Company has computed the fair values of all options granted during the years ended December 31, 2009, 2008 and in 2007 using the Black-Scholes option pricing model and the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	50 - 60%	50%	50%
Dividend yield	—	—	—
Risk-free interest rate	1.44% - 2.75%	2.81%	4.58%
Expected life (in years)	4.59 - 6.86	4.59	5.0

  Equity Incentive Plans

        There were 134,228 stock options outstanding as of December 31, 2009 that were granted to officers, directors and employees prior to the adoption of the 2005 Equity Incentive Plan. Following the adoption of the 2007 Plan, no future grants may be made from this Plan.

        The Company adopted the 2005 Equity Incentive Plan (the "2005 Plan") on August 15, 2005. The Plan permits the grant of non-qualified stock options, incentive stock options, and restricted stock to eligible employees, consultants and non-employee members of our Board of Directors. As of December 31, 2009, 2,663,625 options were outstanding under the 2005 Plan and no shares were available for future issuance under the 2005 Plan.

        The Company adopted the 2007 Equity Incentive Plan (the "2007 Plan") on July 19, 2007. The Plan permits the grant of non-qualified stock options, incentive stock options, restricted stock, restricted

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY (Continued)

stock units, stock appreciation rights, performance units, common stock or any other stock-based award to eligible employees, consultants and non-employee members of our Board of Directors. As of December 31, 2009, 5,906,417 options, restricted stock and awards were outstanding under the 2007 Plan and 1,756,874 shares were available for future issuance under the 2007 Plan.

        Stock options under both the 2005 Plan and the 2007 Plan generally vest ratably over four years with the first year vesting on a "cliff" basis followed by monthly vesting for the remaining three years. Restricted stock awards generally vest ratably over three years.

  Stock Option Activity

        The following summarizes stock option transactions under the 2005 and 2007 Plans for the year ended December 31, 2009:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	9,898,462	$14.62	7.65	$293

Granted	2,412,000	3.64
Exercised	(575,817)	2.17
Forfeited or expired	(3,979,391)	23.29

Outstanding at December 31, 2009	7,755,254	$7.67	7.48	$15,290

Exercisable at December 31, 2009	3,723,422	$9.33	5.95	$6,456

Vested and expected to vest at December 31, 2009	6,052,995	$7.94	7.11	$11,697

        Options awarded under the 2005 Plan prior to September 30, 2006 are exercisable immediately on the date of grant with the exception of 408,842 shares granted to members of the Board of Directors. In order to preserve the vesting provisions of the immediately exercisable options, the options that are exercised early are subject to a repurchase right by the Company at the lower of exercise price or fair market value of the underlying stock at the date of repurchase. This repurchase right expires on vesting of the underlying option. Immediately exercisable stock options outstanding under the 2005 Plan were 1,603,413 at December 31, 2009 of which 1,499,950 are fully vested and no longer subject to the repurchase right. Options awarded after October 1, 2006 are exercisable as they vest. As of December 31, 2009, no options have been exercised early.

        The weighted average fair value of options granted during the years ended December 31, 2009 and 2008 and 2007 was approximately $2.01, $4.90, and $15.83, respectively.

        The aggregate intrinsic value of all options exercised during the years ended December 31, 2009, 2008 and 2007 was $1.0 million, $9.4 million and $113.7 million, respectively. Cash received from stock option exercises for the years ended December 31, 2009 and 2008 was $1.2 million and $3.3 million, respectively with no income tax benefit due to the Company's loss position. The total grant date fair value of stock options vested during 2009, 2008, and 2007 was $13.0. million, $22.5 million and $19.2 million, respectively.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY (Continued)

        The outstanding options at December 31, 2009 had the following characteristics:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Fair Value Determination
$0.51 - 1.69	2,835,846	7.30	$1.28	1,301,471	$1.35	Black-Scholes
$1.70 - 10.50	3,689,350	7.99	7.10	1,533,814	18.43	Black-Scholes
$10.51 - 14.98	569,763	5.90	14.32	455,431	14.27	Black-Scholes
$14.99 - 22.92	234,069	5.84	22.22	176,999	22.23	Black-Scholes
$22.93 - 47.88	320,934	7.26	32.25	193,869	31.64	Black-Scholes
$47.89 - 59.98	105,292	7.49	56.0	61,838	56.20	Black-Scholes

	7,755,254	7.48	$7.67	3,723,422	$9.33

        As of December 31, 2009, the Company had issued unvested options to purchase 4.0 million shares of the Company's common stock with a weighted average grant date fair value of $3.05. As of December 31, 2009, the Company had $12.3 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the weighted average period of 2.95 years.

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

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY (Continued)

  Non-vested Stock Awards

        The following summarizes stock award transactions for the year ended December 31, 2009:

Non-vested	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	939,000	$3.87
Granted	1,282,110	2.43
Vested	(783,202)	2.88
Forfeited or expired	(115,668)	4.08

Outstanding at December 31, 2009	1,322,240	$3.04

        At December 31, 2009, the Company had $2.4 million of total unrecognized share-based compensation expense related to non-vested stock awards, net of expected forfeitures. The non-vested stock awards are expected to be amortized over the weighted average period of 2.08 years.

  Separation Agreement

        During the twelve months ending December 31, 2009, the Company entered into two separation agreements, the first with its former Chief Executive Officer and the second with its former Vice President, General Counsel and Secretary. Pursuant to these agreements, vesting of 321,195 options to purchase Company common stock and 148,251 restricted stock awards were accelerated during the twelve months ended December 31, 2009 and 62,604 options to purchase Company Common stock will vest during 2010. Additionally, pursuant to the terms of the separation agreement, the Company's former Chief Executive Officer forfeited 267,707 options to purchase Company common stock. The Company recorded a charge of $2.0 million and $0.2 million to restructuring charges related to the acceleration of the vesting of these options and restricted stock awards, and the acceleration of deferred compensation expense, respectively.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. VARIABLE INTEREST ENTITIES

        The Company established a relationship with Shanghai Shengyiguan Trade, Ltd Co ("ST") for the purpose of serving as a distributor of the Company's products in the People's Republic of China. The Company has determined that ST is a variable interest entity for which it is the primary beneficiary and there are no other non-controlling interests. The Company currently controls all business activities and absorbs substantially all of the expected residual returns and substantially all of the expected losses of ST based on agreements with ST. The Company determined that it is the primary beneficiary of ST by virtue of its variable interest in the equity of ST. All voting rights have been assigned to the Company and there is a transfer agreement between ST and the Company under which all of the equity, assets, and liabilities are to be transferred to the Company at the Company's sole discretion, subject to certain conditions. Accordingly, the Company's consolidation of ST does not reflect a non-controlling interest.

        The Company did not provide material financial support in 2009 for the funding of ST's operations. The consolidated financial statements include $6.4 million in total assets as of December 31, 2009, primarily consisting of cash, inventory and receivables, partially offset by $0.3 million in liabilities as of December 31, 2009, primarily consisting of accounts payable and accrued expenses, and excluding liabilities related to the support provided by the Company. For the year ended December 31, 2008, the Company provided $4.0 million of financial support for the funding of ST's operations. As of December 31, 2008, the consolidated financial statements include $15.8 million in total assets, primarily consisting of cash, inventory and receivables, partially offset by $2.0 million in liabilities, primarily consisting of accounts payable and accrued expenses, and excluding liabilities related to the support provided by the Company.

12. ALLOWANCES

        The changes in the Company's allowance for doubtful accounts and reserve for sales returns and allowances for the years ended December 31, 2009, 2008 and 2007, are as follows (in thousands):

	Balance at Beginning of Year	Charged to costs and expenses	Deductions and write-offs	Balance at End of Year
Year ended December 31, 2007:
Allowance for doubtful accounts	$1,690	$4,671	$2,566	$3,795
Reserve for sales returns and allowances	$2,814	$7,168	$3,991	$5,991
Year ended December 31, 2008:
Allowance for doubtful accounts	$3,795	$3,091	$1,624	$5,262
Reserve for sales returns and allowances	$5,991	$52,597	$39,752	$18,836
Year ended December 31, 2009:
Allowance for doubtful accounts	$5,262	$1,262	$2,551	$3,973
Reserve for sales returns and allowances	$18,836	$8,368	$21,338	$5,866

        The amounts reflected as "charged to costs and expenses" in the table for sales returns and allowances above are net of the original sale less the value of the inventories expected to be returned.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES

  Income Tax Provision

        The expense (benefit) for income taxes consisted of the following (in thousands):

	December 31,
	2009	2008	2007
Current—U.S. federal	$(5,452)	$(9,162)	$38,399
Current—U.S. state	—	206	3,646
Current—foreign	(6,490)	9,951	44,919

Total current income taxes	(11,942)	995	86,964

Deferred—U.S. federal	(1,330)	7,276	(5,269)
Deferred—U.S. state	—	723	(727)
Deferred—foreign	6,729	(13,428)	(8,870)

Total deferred income taxes	5,399	(5,429)	(14,866)

Total income tax expense (benefit)	$(6,543)	$(4,434)	$72,098

        Income (loss) before taxes is as follows (in thousands):

	December 31,
	2009	2008	2007
U.S.	$(63,961)	$(124,502)	$95,048
Foreign	15,340	(65,008)	145,278

Total	$(48,621)	$(189,510)	$240,326

        Reconciliations of the statutory federal income tax rate to the Company's actual rates based on income or loss before income taxes are summarized as follows:

	December 31,
	2009	2008	2007
Consolidated income before taxes	35.0%	35.0%	35.0%
State income taxes net of federal benefit	9.0	1.4	0.8
Foreign tax rate differential	(12.0)	(11.4)	(6.7)
Permanent portion of equity compensation	(13.6)	—	0.7
Charitable donations of inventory	11.1	0.8	—
Change in valuation allowance	(36.5)	(26.1)	—
Benefit of international restructuring	28.7	—	—
Other	(8.3)	2.6	0.2

	13.4%	2.3%	30.0%

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The Company's deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Current deferred tax assets:
Accrued expenses	$18,163	$18,980
Inventory	1,391	14,317
Intangible assets	257	374
Other	1,476	739
Valuation Allowance	(12,858)	(25,330)

Total current deferred tax assets	$8,429	$9,080

Current deferred tax liabilities:
Property and equipment.	$(1,080)	$—

Total current deferred tax liabilities.	$(1,080)	$—

Non-current deferred tax assets:
Accrued expenses	$—	$6,143
Stock compensation expense	11,348	7,203
Inventory	433	—
Long-term accrued expenses	10,062	1,119
Net operating loss and charitable contribution carryovers	35,207	13,844
Intangible assets	1,334	3,319
Property and equipment	1,722	1,211
Future uncertain tax position offset	13,501	12,586
Valuation Allowance	(51,569)	(23,784)

Total non-current deferred tax assets	$22,038	$21,641

Non-current deferred tax liabilities:
Accrued expenses	$(4,615)	$—
Other	(1,136)	(1,073)

Total non-current deferred tax liabilities	$(5,751)	$(1,073)

        At December 31, 2009 and 2008, U.S. income and foreign withholding taxes have not been provided on approximately $178.7 million and $114.5 million, respectively, of unremitted earnings of subsidiaries operating outside of the U.S. These earnings are estimated to represent the excess of the financial reporting over the tax basis in our investments in those subsidiaries. These earnings, which are considered to be indefinitely reinvested, would become subject to U.S. income tax if they were remitted to the U.S. The amount of unrecognized deferred U.S. income tax liability on the unremitted earnings has not been determined because the hypothetical calculation is not practicable.

        The Company has deferred tax assets related to certain deductible temporary differences in various tax jurisdictions for which the Company has recorded a valuation allowance of $64.4 million against these deferred tax assets because the Company believes that it is not more likely than not that the Company will be able to realize these deferred tax assets. The significant components of the deferred tax assets for which a valuation allowance has been applied consist of net operating losses in certain tax

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

jurisdictions for which management believes there is not sufficient positive evidence that such net operating losses will be realized against future income and book expenses not deductible for tax purposes in the current year such as inventory impairment reserves, equity compensation and unrealized foreign exchange loss that would increase such net operating losses in the same jurisdictions. These temporary differences are amounts which arose in jurisdictions where (i) current losses exist, (ii) such losses are in excess of any loss carryback potential, (iii) no tax planning strategies exist with which to overcome such losses, and (iv) no profits are projected for the following year. For these reasons it is determined that it is more likely than not that these deferred tax assets will not be realized and a valuation allowance has been provided with respect to these deferred tax assets.

        At December 31, 2009, the Company has U.S. federal and state net operating loss and charitable contribution carryforwards of $69.1 million and $130.6 million which will expire at various dates between 2013 and 2029. The Company believes that it is not more likely than not that the benefit from certain U.S. federal and state net operating losses will be realized. The Company has provided a valuation allowance of $25.9 million on the deferred tax assets relating to these federal and state net operating loss carryforwards.

        At December 31, 2009, the Company has recorded a foreign deferred tax asset of $5.7 million reflecting the benefit of $30.8 million in foreign net operating loss carryforwards. Such deferred tax assets expire at various dates between 2013 and 2029. The Company believes it is not more likely than not that the benefit from certain foreign net operating loss carryforwards will be realized. The Company has provided a valuation allowance of $5.7 million on the deferred tax assets relating to these foreign net operating loss carryforwards.

        The Company had approximately $23.6 million in net deferred tax assets at December 31, 2009. Approximately $7.4 million of the net deferred tax assets are located in foreign jurisdictions for which a strong earnings history and expected future profits indicated that it is more likely than not that such deferred tax assets will be realized. Pre-tax profit of approximately $20.5 million is required to realize the net deferred tax assets.

        At December 31, 2009, approximately $13.5 million of net deferred tax assets consist of deferred tax assets related to FIN 48 liabilities, under ASC Topic 740, that would be realized if such liabilities are actually incurred. The deferred tax assets represent primarily the reduction in withholding tax expense that would occur upon a disallowance of intercompany royalty expense by various taxing authorities. Approximately $42.5 million of unrecognized tax benefits would have to be recognized to realize these deferred tax assets.

        As a result of certain realization requirements under ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2009 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $2.9 million if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposed of determining when excess tax benefits have been realized.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits pursuant to ASC 740 (formerly FIN 48) is as follows (in thousands):

	2009	2008	2007
Unrecognized tax benefit—January 1	$28,210	$11,264	$—
Gross increases—tax positions in prior period	1,440	13,063	4,387
Gross decreases—tax positions in prior period	(4,868)	—	—
Gross increases—tax positions in current period	4,381	4,868	6,877
Settlements	—	(985)	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefit	$29,163	$28,210	$11,264

        The unrecognized tax benefits of $29.2 million, $28.2 million and $11.3 million at December 31, 2009, 2008 and 2007, respectively, if recognized, would reduce the Company's annual effective tax rate.

        Interest and penalties related to income tax liabilities are included in income tax expense in the Company's consolidated statement of operations. During 2009, 2008 and 2007, the Company recorded approximately $0.8 million, $1.6 million and $0.5 million, respectively, of penalties and interest which resulted in a cumulative accrued balance of penalties and interest of $2.8 million, $2.1 million and $0.5 million at December 31, 2009, 2008 and 2007, respectively.

        The Company's unrecognized tax benefits consist primarily of tax positions related to intercompany transfer pricing in multiple international jurisdictions. The gross increase for tax positions in current and prior periods in 2009 of $5.8 million primarily includes specific transfer pricing exposures in various jurisdictions. The gross decrease for tax positions in prior periods in 2009 of $4.9 million relates to a restructuring of international operations resulting in a remeasurement of related uncertain tax positions previously recorded. The Company believes that it is reasonably possible that no increases or decreases to unrecognized tax benefits will occur in the next twelve months.

        As of December 31, 2009, the following tax years remain subject to examination for the major jurisdictions where the Company conducts business:

United States	2005 to 2009
Canada	2005 to 2009
Netherlands	2005 to 2009
Singapore	2004 to 2009
Japan	2005 to 2009

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

        The following is a reconciliation of the number of shares used in the basic and diluted EPS computations for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except share and per share data)
Net income (loss) attributable to common stockholders for basic computation	$(42,078)	$(185,076)	$168,228

Reconciliation of net income (loss) for dilutive computation:
Net income (loss) attributable to common stockholders	$(42,078)	$(185,076)	$168,228
Preferred dividend	—	—	—

Net income (loss) for dilutive computation	$(42,078)	$(185,076)	$168,228

Basic income (loss) per common share:
Weighted average common shares outstanding	85,112,461	82,767,540	80,759,077

Basic income (loss) per common share	$(0.49)	$(2.24)	$2.08

Diluted income (loss) per common share:
Weighted average common shares outstanding	85,112,461	82,767,540	80,759,077
Dilutive effect of stock options	—	—	3,144,607
Dilutive effect of unvested stock	—	—	291,199

Weighted average diluted common shares outstanding	85,112,461	82,767,540	84,194,883

Diluted income (loss) per common share	$(0.49)	$(2.24)	$2.00

        Due to the Company's net loss for the years ended December 31, 2009 and 2008, the dilutive effect of stock options and awards were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

        For the years ended December 31, 2008, 2007 and 2006 there were options outstanding which could potentially dilute basic EPS in the future, but which were not included in diluted EPS as their effect was anti-dilutive. The weighted-average exercise price per share for the options was $5.94, $4.42, and $48.35 for 2009, 2008, and 2007, respectively. The following table summarizes the anti-dilutive securities:

	Years Ended December 31.
	2009	2008	2007
Anti-dilutive effect:
Stock options	4,020,574	10,103,376	906,700

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES

        The Company leases space for certain of its offices, warehouses, vehicles and equipment under leases expiring at various dates through 2026. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the consolidated balance sheet in accrued expenses. Total rent expense was $59.6 million, $52.7 million, and $26.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. Included in such amounts are contingent rents of $7.1 million, $4.2 million and $1.8 million in 2009, 2008, and 2007, respectively.

        Minimum future annual rental commitments under non-cancelable operating leases for each of the five succeeding years as of December 31, 2009, are as follows (in thousands):

Fiscal years ending December 31,
2010	$44,749
2011	29,760
2012	19,102
2013	19,088
2014	14,559
Thereafter	43,514

Total Minimum Lease Payments(1)	$170,772

(1)
Minimum payments have not been reduced by minimum sublease rentals of $0.6 million due in the future under noncancelable subleases. They also do not include contingent rentals which may be paid under certain retail leases on a basis of percentage of sales in excess of stipulated amounts.

        At December 31, 2009, the Company had purchase commitments with its third-party manufacturers for $52.1 million in inventory.

        On July 26, 2005, the Company entered into an amended and restated four-year supply agreement with Finproject S.P.A., the former majority owner of Crocs Canada, pursuant to which the Company has the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain current customer dealings (including boot manufacturers). The supply agreement was extended through June 30, 2010, and provides that the Company meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement. The pricing is to be agreed upon each quarter and fluctuates based on order volume, currency fluctuations, and raw material prices.

        The Company indemnifies certain of its vendors and its directors and executive officers for specified claims. As of December 31, 2009, the Company has not paid or been required to defend any indemnification claims, and accordingly, has not accrued any amounts for its indemnification obligations.

        The Company guarantees the payment of its third-party manufacturer in China for purchases of material for the manufacture of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $3.0 million) as of December 31, 2009. The Company evaluates the estimated loss for the guarantee under ASC Topic 450 "Contingencies", and as interpreted by ASC Topic 460 "Guarantees". The

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. As of December 31, 2009, the Company has not made any payments under the guarantee and as of December 31, 2009, has not recorded a liability related to the guarantee in its financial statements as the Company does not believe the potential obligation under this guarantee is material.

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

17. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

        The Company operates in the consumer products industry internationally in which the Company designs, manufactures, markets and distributes footwear, apparel and accessories. During 2009 the Company changed the information that was presented to the chief operating decision maker and has restated its revenues, depreciation and amortization, operating income and long-lived assets below. The Company identifies its reportable segments as those geographic regions that represent 10% or more of its revenue, operating income (as defined below), or total assets. The Company has three reportable segments: Americas, Europe and Asia. All of the reportable segments derive their revenue from the sale of footwear, apparel and accessories. The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and operating income.

        Operating income is the primary measure used by the Company's chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. Operating income is defined as operating income before asset impairment charges and restructuring charges. The Company evaluates the performance of its segments based primarily on the results of the segment without allocating corporate expenses, or indirect general, administrative and other expenses. The corporate and other category includes (i) Ocean Minded, (ii) Colorado Footwear CV, and (iii) corporate category, which maintains corporate costs such as stock-based compensation, research and development, brand marketing, legal expenses, depreciation on global long-lived assets such as molds, tooling, IT systems, and other global costs that are not allocated to the regions.

        Segment profits or losses include adjustments to eliminate intercompany profit or losses on intercompany sales. Segment assets include the elimination of any intersegment profits or losses in inventory, however, include the elimination of intercompany receivables. Segment assets, primarily the Americas, include certain long-lived assets that are depreciated in the corporate category due to their global functionality. Negative assets within Corporate and other primarily include eliminations of

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

investments made from the Americas segment in the other reportable segments. Net revenues as shown below represent sales to external customers for each segment.

	Year Ended December 31,
	2009	2008	2007
Revenues:
Americas	$298,004	$361,665	$498,502
Europe	106,900	150,717	179,703
Asia	237,502	204,943	167,480

Total segments	642,406	717,325	845,685
Corporate and other	3,361	4,264	1,665

Total consolidated revenues	$645,767	$721,589	$847,350

Operating Income:
Americas	$21,228	$(43,525)	$166,179
Europe	11,026	990	77,132
Asia	57,836	16,634	75,221

Total segments	90,090	(25,901)	318,532
SG&A Restructuring	(7,623)	(7,664)	—
Asset Impairment	(26,085)	(45,784)	—
Corporate and other	(107,566)	(108,933)	(80,765)

Total consolidated operating income (loss)	(51,184)	(188,282)	237,767
Interest Expense	1,495	1,793	438
Gain on charitable contributions	(3,163)	—	—
Other expense (income), net	(895)	(565)	(2,997)

Income (loss) before income taxes	(48,621)	(189,510)	240,326

Depreciation and Amortization:
Americas	$10,456	$10,465	$8,159
Europe	3,437	3,802	1,363
Asia	6,659	5,638	1,135

Total segments	20,552	19,905	10,657
Corporate and other	16,119	17,545	10,292

Total consolidated depreciation and amortization	$36,671	$37,450	$20,949

Assets:
Americas	$277,454	$284,380
Europe	66,838	60,708
Asia	151,052	127,822

Total segments	495,344	472,911
Corporate and other	(85,606)	(16,912)

Total consolidated assets	$409,738	$455,999

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

        The Company's sales by product line are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Footwear	$611,139	$660,734	$763,303
Other	34,629	60,855	84,047

	$645,768	$721,589	$847,350

	December 31,
Long-lived assets	2009	2008
United States	$33,342	$64,340
Canada	2,101	1,857
Mexico	7,280	2,302

North America Total	42,723	68,499
Asia-Pacific	19,594	12,720
Europe	8,189	14,024
Other	578	649

	$71,084	$95,892

Total for countries outside the United States	$37,742	$31,552

        There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2009, 2008 and 2007.

18. LEGAL PROCEEDINGS

        On March 31, 2006, the Company filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, the Company filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. The Company's motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X Sports, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng's Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge ("ALJ") issued an Initial Determination of non-infringement related to one of the patents at issue. The Company filed a petition with the Commission to review this determination. The Commission granted the Company's petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ's determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission's order. In light of the

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. LEGAL PROCEEDINGS (Continued)

Commission's Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to 14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. The Company filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ's findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit was completed in April 2009 and oral arguments were heard on July 10, 2009. On October 4, 2009, the Company and Collective Licensing, International, LLC reached a settlement. Collective Licensing, International, LLC agreed to cease and desist infringing on the Company's patents and to pay the Company certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found the Commission erred in finding that the utility patent was obvious and reversed the Commission's determination of non-infringement of the design patent. The case has been remanded back to the Commission for a determination of infringement of the utility patent and any appropriate remedies.

        On April 3, 2006, the Company filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd, Inter-Pacific Trading Corporation, Shaka Holdings, Inc., and Does 1-10 based upon certain utility and design patents that were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. The Company entered into a settlement with Australia Unlimited, and filed a stipulation for dismissal of all claims and counterclaims on January 25, 2007. The Company has entered into a settlement agreement with D. Myers & Sons and obtained a consent judgment in connection therewith on May 23, 2007. This action has been stayed pending resolution in the ITC Proceeding, Investigation No. 337-TA-567, which is currently on appeal to the U.S. Court of Appeals for the Federal Circuit. On June 11, 2009, the Company filed a Notice of Voluntary Dismissal of Gen-X Sports, Inc. on the basis of settlement and on November 4, 2009, the Company filed a Notice of Voluntary Dismissal with prejudice of Collective Licensing International, LLC on the basis of settlement.

        The Company and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007; several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the Court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased the Company's stock between April 2, 2007 and April 14, 2008 (the "Class Period"). The amended complaint alleges that, during the Class Period, defendants made

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. LEGAL PROCEEDINGS (Continued)

false and misleading public statements about the Company and its business and prospects and that, as a result, the market price of the Company's stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in the Company's stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys' fees and costs of litigation. The Company believes the claims lack merit and intends to defend the action vigorously. Motions to dismiss are currently pending with the Court. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter.

        On May 11, 2009, Crocs Europe B.V. received a letter from Dr. Ing. H.c.F. Porsche AG ("Porsche") claiming that the Company's use of the "Cayman" shoe model designator infringes upon their Community Trademark Registration of the mark "CAYMAN" in class 25. Porsche is requesting that Crocs Europe B.V. immediately cease and desist use of the Cayman mark and pay Porsche's attorney's fees in conjunction with the issuance of the notice letter. On July 30, 2009 the Company was served with notice of an injunction against Crocs Europe BV's use of the Cayman mark in Germany. On December 16, 2009, a settlement was entered into where Crocs Europe B.V. has agreed to pay Porsche certain damages and cease using the mark CAYMAN as a style designator. This matter is considered closed.

        On December 8, 2009, Columbia Sportswear Company ("Columbia") filed an Amended Complaint adding the Company as a defendant in a case between Columbia and Brian P. O'Boyle and 1 Pen. Inc. in the Multnomah County Circuit Court in the State of Oregon. Columbia has asserted claims against the Company for misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, intentional interference with contract, injunctive relief, disgorgement and an accounting. The Amended Complaint also seeks damages in an unspecified amount, return of patent rights, reasonable attorney's fees and costs and expenses against the Company. On January 25, 2010, the Company filed an Answer to the Amended Complaint. The Company denies Columbia's claims in the Amended Complaint and intends to defend this action vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter.

        Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, the Company is not party to any other pending legal proceedings that the Company believes will have a material adverse impact on its business.

CROCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

	Quarter Ended March 31	Quarter Ended June 30(a)	Quarter Ended September 30	Quarter Ended December 31(a)
Year Ended December 31, 2009
Revenues	$134,892	$197,722	$177,141	$136,012
Cost of Sales—Restructuring Charges	—	5,266	513	1,307
Gross profit	49,731	101,112	89,850	60,268
Restructuring charges	38	5,915	17	1,653
Asset impairment charges	69	23,655	1,722	639
Income (loss) from operations	(22,563)	(24,519)	8,970	(13,072)
Net income (loss)	(22,417)	(30,281)	22,068	(11,448)
Basic income (loss) per common share	$(0.27)	$(0.36)	$0.26	$(0.13)
Diluted income (loss) per common share	$(0.27)	$(0.36)	$0.25	$(0.13)
Year Ended December 31, 2008
Revenues	$198,540	$222,770	$174,187	$126,092
Cost of Sales—Restructuring Charges	—	901	—	—
Gross profit(b)	85,235	90,288	2,399	56,044
Restructuring charges	3,849	1,371	2,450	895
Goodwill impairment charges	1,036	—	22,831	—
Asset impairment charges	9,777	2,903	8,753	484
Loss from operations	(6,404)	(2,942)	(136,026)	(42,910)
Net income (loss)	(4,527)	2,132	(147,980)	(34,701)
Basic income (loss) per common share	$(0.05)	$0.03	$(1.79)	$(0.42)
Diluted income (loss) per common share	$(0.05)	$0.03	$(1.79)	$(0.42)

(a)
As disclosed in Note 2, the Company identified an error during the fourth quarter of 2009 in the calculation of stock-based compensation. This error resulted in the understatement of stock-based compensation expense, with a corresponding understatement of additional paid in capital, in the approximate amounts of $4.5 million as of December 31, 2008. Additional amounts of stock-based compensation of approximately $1.0 million and $0.5 million should have been recognized in the 1st and 3rd quarters, respectively. In connection with the Tender Offer during the 2nd quarter, the Company inadvertently corrected approximately $2.0 million of the then existing cumulative error of approximately $6.0 million. The Company recorded an additional $3.9 million in stock-based compensation during the fourth quarter of 2009 to correct the balance of this error.

(b)
For the three months ended September 30, 2008, the Company had significant inventory write-down charges, asset abandonment, and write-down of goodwill which effects the comparability between periods.

20. SUBSEQUENT EVENTS

        Accounting Standards Update No. 2010-09 to ASC Topic 855, Subsequent Events, requires the Company to disclose the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the date the financial statements were issued, and has determined there are no other subsequent events to be reported, other than as follows: On February 25, 2010, the Company announced that John McCarvel was appointed as Chief Executive Officer and Director of the Company effective March 1, 2010. Mr. McCarvel succeeds John H. Duerden, who left his position as President, Chief Executive Officer and Director of the Company.