Form 10-Q
period 2010-03-31
Crocs, Inc.
filed 2010-05-06
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of April 30, 2010, Crocs, Inc. had 85,794,003 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.

Form 10-Q

Quarter Ended March 31, 2010

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$166,852	$134,892
Cost of sales	80,148	85,161
Gross profit	86,704	49,731
Selling, general and administrative expenses	74,778	68,740
Foreign currency transaction losses (gains), net	(292)	3,408
Restructuring charges	2,539	38
Impairment charges	141	69
Charitable contributions	143	39
Income (loss) from operations	9,395	(22,563)
Interest expense	129	696
Gain on charitable contribution	(84)	—
Other expense (income), net	241	(1,052)
Income (loss) before income taxes	9,109	(22,207)
Income tax expense	3,392	210
Net income (loss)	$5,717	$(22,417)
Net income (loss) per common share:
Basic	$0.07	$(0.27)
Diluted	$0.07	$(0.27)
Weighted average common shares outstanding:
Basic	84,485,728	84,392,620
Diluted	87,218,802	84,392,620

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$53,800	$77,343
Restricted cash	1,148	1,144
Accounts receivable, net	97,421	50,458
Inventories	107,183	93,329
Deferred tax assets, net	7,352	7,358
Income tax receivable	11,467	8,611
Other receivables	12,337	16,140
Prepaid expenses and other current assets	12,272	12,871
Total current assets	302,980	267,254
Property and equipment, net	68,054	71,084
Restricted cash	1,479	1,506
Intangible assets, net	38,597	35,984
Deferred tax assets, net	18,484	18,479
Other assets	17,672	15,431
Total assets	$447,266	$409,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,187	$23,434
Accrued expenses and other current liabilities	47,965	53,589
Accrued restructuring charges	3,638	2,616
Income taxes payable	8,923	6,377
Note payable, current portion of long-term debt and capital lease obligations	1,366	640
Total current liabilities	118,079	86,656
Long term debt and capital lease obligations	1,611	912
Deferred tax liabilities, net	2,058	2,192
Long term restructuring	77	520
Other liabilities	31,601	31,838
Total liabilities	153,426	122,118
Commitments and contingencies (note 14)
Stockholders’ equity:
Common shares, par value $0.001 per share; 250,000,000 shares authorized, 86,297,253 and 85,704,194 shares issued and outstanding, respectively, at March 31, 2010 and 86,224,760 and 85,659,581 shares issued and outstanding, respectively, at December 31, 2009	86	85
Treasury stock, at cost, 593,059 and 565,179 shares, respectively	(25,344)	(25,260)
Additional paid-in capital	268,757	266,472
Retained earnings	27,872	22,155
Accumulated other comprehensive income	22,469	24,168
Total stockholders’ equity	293,840	287,620
Total liabilities and stockholders’ equity	$447,266	$409,738

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$5,717	$(22,417)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,799	9,504
Gain (loss) on disposal of fixed assets	384	(617)
Unrealized gain on foreign exchange rates	(1,237)	(6,487)
Deferred income taxes	—	450
Asset impairment	136	66
Inventory write down	—	1,641
Charitable contributions	143	39
Gain on charitable contributions	(84)	—
Non-Cash restructuring charges	196	—
Share-based compensation	1,649	4,165
Bad debt expense	241	849
Changes in operating assets and liabilities:
Accounts receivable	(47,750)	(27,398)
Income tax receivable	(939)	14,721
Inventories	(14,991)	6,781
Prepaid expenses and other assets	3,003	(1,262)
Accounts payable	35,042	26,514
Accrued restructuring charges	1,222	(875)
Accrued expenses and other liabilities	(4,240)	(10,955)
Cash used in operating activities	(12,709)	(5,281)
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(7,616)	(2,023)
Proceeds from disposal of property and equipment	634	710
Cash paid for intangible assets	(2,791)	(447)
Purchase of marketable securities	(2,822)	—
Maturities of marketable securities	555	—
Restricted cash	(85)	957
Cash used in investing activities	(12,125)	(803)
Cash flows from financing activities:
Repayment of note payable and capital lease obligations	(267)	(2,630)
Purchase of treasury stock	(237)	—
Issuance of treasury stock	14	—
Exercise of stock options	440	60
Cash used in financing activities	(50)	(2,570)
Effect of exchange rate changes on cash	1,341	7,884
Net decrease in cash and cash equivalents	(23,543)	(770)
Cash and cash equivalents—beginning of period	77,343	51,665
Cash and cash equivalents—end of period	$53,800	$50,895
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$127	$602
Income taxes	$4,482	$1,758

Non-cash investing and financing activities:
Assets acquired through capital leases	$1,693	$—

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Crocs, Inc. and its subsidiaries (collectively, “we,” “us,” or the “Company”) are engaged in the design, manufacture, worldwide marketing and brand management of footwear made of specialty resins for men, women and children.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, these statements do not include all of the information and disclosures required by GAAP or Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair presentation of the results for the interim periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in Note 2 to the consolidated financial statements in the 2009 Form 10-K.

Amounts in the 2009 unaudited condensed consolidated statement of operations for foreign currency transaction losses (gains), net and charitable contributions have been reclassified from selling, general, and administrative expenses to conform to current quarter presentation. There was no change to income (loss) from continuing operations as a result of these reclassifications.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, returns and discounts, impairment assessments and charges, recoverability of assets, including deferred tax assets, uncertain tax positions, share-based compensation expense, fair value of acquired intangibles, assessment of lower of cost or market on inventory, useful lives assigned to long-lived assets, depreciation and provisions for contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Management also makes estimates in our assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 17—Legal Proceedings. Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

Change in Accounting Principle

Effective January 1, 2010, the Company decided to change its inventory valuation method for all inventories from the first-in, first-out (“FIFO”) cost method to the moving average cost method, which approximates FIFO.  The Company believes the change to the moving average cost method is preferable under the circumstances because the moving average methodology results in better alignment with the physical flow of inventory than the FIFO methodology, it is calculated by our inventory information system, which incorporates automated controls, and is also the method management uses when preparing budgets, reviewing actual and forecasted financial information, as well as the method used in determining incentive management compensation.  The moving average cost results substantially in the same net income per period.

Financial statements for periods ending on or before December 31, 2009 have not been retroactively adjusted due to immateriality. The impact of the change in the quarterly period ended March 31, 2010 is also immaterial.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in ASU 2009-17 replace the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a variable interest entity that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity. The ASU also requires additional disclosures about a reporting entity’s involvement with variable interest entities and about any significant changes in risk exposure as a result of that involvement. ASU 2009-17 is effective at the start of the Company’s fiscal year beginning after November 15, 2009 and is to be applied prospectively.  See Note 13 — Variable Interest Entities.

3. INVENTORIES

Inventories by major classification are as follows (in thousands):

	March 31, 2010	December 31, 2009
Finished goods	$101,296	$88,775
Work-in-progress	260	220
Raw materials	5,627	4,334
Net Inventory	$107,183	$93,329

4. PROPERTY AND EQUIPMENT

Property and equipment includes the following (in thousands):

	March 31, 2010	December 31, 2009
Machinery and equipment	$83,001	$82,733
Leasehold improvements	40,299	38,436
Subtotal	123,300	121,169
Less: Accumulated depreciation	(55,246)	(50,085)
Total Property and equipment	$68,054	$71,084

5. INTANGIBLE ASSETS

The following table summarizes the Company’s identifiable intangible assets as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Patents, copyrights, and trademarks	$5,650	$1,545	$4,105	$5,673	$1,396	$4,277
Customer relationships	5,967	5,132	835	5,928	4,912	1,016
Core technology	4,751	4,751	—	4,614	4,614	—
Non-competition agreement	636	625	11	636	594	42
Capitalized software	43,368	9,722	33,646	38,884	8,235	30,649
Total Intangible assets	$60,372	$21,775	$38,597	$55,735	$19,751	$35,984

For amortizable intangible assets denominated in a foreign currency, the Company translates the gross asset and accumulated amortization at the balance sheet rate and records amortization expense using the weighted average rate of exchange for the applicable period. A difference between the recorded amortization expense and the change in accumulated amortization exists.  This difference is reflected in the accumulated other comprehensive income line item on the Company’s unaudited condensed consolidated balance sheets.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities include the following (in thousands):

	March 31, 2010	December 31, 2009
Accrued compensation and benefits	$15,899	$21,007
Fulfillment and freight and duties	9,303	10,765
Professional services	5,164	4,329
Sales/Use and VAT taxes payable	4,806	4,330
Other	12,793	13,158
	$47,965	$53,589

7. RESTRUCTURING ACTIVITIES

During the quarter ended March 31, 2010, the Company incurred $2.0 million in restructuring expenses primarily related to the retirement of the Company’s Chief Executive Officer, including severance pay and additional stock-based compensation as discussed in Note 10 – Stock Based Compensation.  Additionally, we incurred charges of $0.5 million related to a change in estimate of our original accrual for lease termination costs for our Canadian office facility, which was closed in 2008.

Of the restructuring charges discussed above, $0.5 million was in the Americas segment and $2.0 million was in the Corporate and other group.

Restructuring charges are included in the line items accrued restructuring charges and long-term restructuring in the Company’s unaudited condensed consolidated balance sheets and are recorded under the line item restructuring charges on the Company’s unaudited condensed consolidated statements of operations.

The following table details the changes in the restructuring accruals during the three months ended March 31, 2010 (in thousands):

Description	Year Ended December 31, 2009	Additions	Cash Payments	Adjustments	Three Months Ended March 31, 2010

Termination benefits	$512	$1,799	$(479)	$(5)	$1,827

Operating lease exit costs	2,233	541	(823)	(63)	1,888

Other restructuring costs	391	—	(391)	—	—
	$3,136	$2,340	$(1,693)	$(68)	$3,715

8. MARKETABLE SECURITIES

Marketable securities consist of certificates of deposit with maturities greater than three months and up to three years at the time of purchase. These securities, which are classified as available for sale, are carried at fair value, with unrealized gains and losses net of any tax effect reported in stockholders’ equity as accumulated other comprehensive loss, and are held at financial institutions. As of March 31, 2010, marketable securities of $0.3 million and $3.7 million are included in the prepaid and other assets and the long-term other assets line items, respectively, of the Company’s unaudited condensed consolidated balance sheets.

9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following (in thousands):

	March 31, 2010	December 31, 2009

Capital Lease Obligations: Certain Capitalized Software at 10.13% weighted average interest, due through 2012	$2,774	$1,328

Capital Lease Obligations: Certain Equipment at 8.8% weighted average interest, due through 2014	203	223
Total notes payable and capital lease obligations	$2,977	$1,551

Capital Leases

The Company holds various capital leases for assets with a gross value of $2.7 million classified as equipment and depreciated using the straight-line method over the useful life.  Depreciation of equipment under capitalized leases is included in depreciation expense on the Company’s unaudited condensed consolidated statements of operations.  Certain software acquired under various capital leases for $3.2 million is classified as capitalized software and amortized using the straight-line method over the useful life.  Amortization of capitalized software under capitalized leases is included in amortization expense on the Company’s unaudited condensed consolidated statements of operations.

Notes Payable

On September 25, 2009, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, N.A., which matures on September 25, 2012.  The Credit Agreement provides for an asset-backed revolving credit facility of up to $30 million in total, which includes a $17.5 million sublimit for borrowings against the Company’s eligible inventory, a $2 million sublimit for borrowings against the Company’s eligible inventory in-transit, and a $4 million sublimit for letters of credit.  The total borrowings available under the Credit Agreement at any given time are subject to customary reserves and reductions to the extent the Company’s asset borrowing base changes.  Borrowings under the Credit Agreement are secured by all of the assets of the Company, including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests.  The Credit Agreement requires the Company to prepay borrowings under the Credit Agreement in the event of certain dispositions of property.

Principal amounts outstanding under the Credit Agreement bear interest at a two percent (2%) premium over a rate that is the greater of either (i) PNC’s published reference rate, (ii) the Federal Funds Open Rate in effect on such day plus one half of one percent (0.5%) or, (iii) the sum of the daily LIBOR rate and one percent (1.0%), with respect to domestic rate loans.  Eurodollar denominated principal amounts outstanding under the Credit Agreement bear interest at the sum of three and one half percent (3.50%) premium over a rate that is the greater of (i) the Eurodollar rate, or (ii) one and one half percent (1.50%) with respect to Eurodollar loans, as applicable.  The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each period with respect to Eurodollar rate loans.

The Credit Agreement contains certain customary restrictive and financial covenants.  The Company was in compliance with these financial covenants as of March 31, 2010.

As of March 31, 2010, the Company had no outstanding borrowings under the Credit Agreement and had issued and outstanding letters of credit of $1.0 million which were reserved against the borrowing base.

10. STOCK-BASED COMPENSATION

Options granted generally vest ratably over four years with the first year vesting on a “cliff” basis followed by monthly vesting for the remaining three years.  Compensation expense is recognized ratably over the four year vesting period.  Stock-based compensation expense recognized, including options and non-vested shares, was $1.8 million and $4.2 million in the three months ended March 31, 2010 and 2009, respectively.  Stock-based compensation is recognized in the Costs of sales and Selling, general and administrative expenses line item in the Company’s unaudited condensed statement of operations.

Stock Options

A summary of stock option activity for the three months ended March 31, 2010 is as follows:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	7,755,254	$7.67
Granted	49,750	$7.32
Exercised	(301,283)	$1.96
Forfeited or expired	(449,167)	$9.10
Outstanding at March 31, 2010	7,054,554	$7.82

Restricted  Stock Awards

A summary of restricted stock award activity for the three months ended March 31, 2010 is as follows:

Non-vested	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	1,322,240	$3.04
Granted	—	—
Vested	(257,608)	$8.38
Forfeited or expired	(225,334)	$1.34
Non-vested at March 31, 2010	839,298	$3.94

Separation Agreement.  On March 31, 2010, the Company entered into a separation agreement with its former Chief Executive Officer.  Pursuant to the separation agreement, the vesting of options to purchase 100,000 shares of Company common stock and 100,000 shares of restricted stock were accelerated as of March 31, 2010.  These options to purchase Company common stock will remain exercisable for three months after March 1, 2010, the separation date as defined in the separation agreement.  Additionally, pursuant to the terms of the separation agreement, the Company’s former Chief Executive Officer forfeited options to purchase 200,000 shares of Company common stock and 200,000 shares of restricted stock.  The Company recorded an insignificant amount to restructuring charges related to the acceleration of the vesting of these options and restricted stock awards.

11. INCOME TAXES

During the three months ended March 31, 2010, the Company recognized an income tax expense of $3.4 million on pre-tax income of $9.1 million, representing an effective income tax rate of 37.2% compared to an income tax expense of $0.2 million on a pre-tax loss of $22.2 million, representing an effective income tax rate of 1% for the same period in 2009.  The change in effective tax rate is primarily the result of changes in the mix of profitability in foreign jurisdictions where the Company is taxable. The Company had unrecognized tax benefits of $29.2 million at January 1, 2010 and $29.4 million at March 31, 2010.

12. EARNINGS (LOSS) PER SHARE

Basic income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company.  Anti-dilutive securities are excluded from diluted EPS.  The Company has a small number of participating securities and consequently is computing basic income (loss) per share by dividing net income or loss attributable to common stockholders by the weighted average common shares outstanding during the period.

EPS for the three months ended March 31, 2010 and 2009 is as follows (in thousands except share and per share data):

	Three Months Ended March 31,
	2010	2009

Net income (loss) attributable to common stockholders	$5,717	$(22,417)
Income allocated to participating securities	(56)	—
Net income (loss) attributable to common stockholders – basic	$5,661	$(22,417)

Weighted average common shares outstanding – basic	84,485,728	84,392,620
Dilutive effect of stock options	1,893,776	—
Dilutive effect of unvested shares	839,298	—
Weighted average common shares outstanding - diluted	87,218,802	84,392,620

Net income (loss) per common share:
Basic	$0.07	$(0.27)
Diluted	$0.07	$(0.27)

Due to the Company’s net loss for the three months ended March 31, 2009, the dilutive effect of stock options and unvested restricted stock awards were not included in the computation of diluted EPS, as their inclusion would have been anti-dilutive.

For all periods presented above, there were options outstanding which could potentially dilute basic EPS in the future but were not included in diluted income (loss) per share as their effect would have been anti-dilutive.  The weighted average exercise price per share of the options that were anti-dilutive was $14.27 for the three months ended March 31, 2010, and $7.29 for the three months ended March 31, 2009.  The total number of anti-dilutive options for the three months ended March 31, 2010 and 2009 was 3,239,293 and 9,059,674, respectively.

13. VARIABLE INTEREST ENTITIES

The Company established a relationship with Shanghai Shengyiguan Trade, Ltd Co (“ST”) for the purpose of serving as a distributor of the Company’s products in the People’s Republic of China. The Company has determined that ST is a variable interest entity for which it is the primary beneficiary and there are no other non-controlling interests. The Company currently controls all business activities and absorbs substantially all of the expected residual returns and substantially all of the expected losses of ST based on agreements with ST. The Company determined that it is the primary beneficiary of ST by virtue of its variable interest in the equity of ST. All voting rights have been assigned to the Company and there is a transfer agreement between ST and the Company under which all of the equity, assets, and liabilities are to be transferred to the Company at the Company’s sole discretion, subject to certain conditions. Accordingly, the Company’s consolidation of ST does not reflect a non-controlling interest.

The Company did not provide material financial support during the first quarter of 2010 for the funding of ST’s operations. The condensed consolidated financial statements include $5.9 million in total assets as of March 31, 2010, primarily consisting of cash, inventory and receivables, partially offset by $0.2 million in liabilities as of March 31, 2010, primarily consisting of accounts payable and accrued expenses, excluding liabilities related to the support provided by the Company.  Cash is restricted to the extent that China has monetary laws which may limit the Company’s ability to utilize ST’s cash.

14. COMMITMENTS AND CONTINGENCIES

On July 26, 2005, the Company entered into an amended and restated four-year supply agreement with Finproject S.P.A., the former majority owner of Crocs Canada, pursuant to which the Company has the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain current customer dealings (including boot manufacturers). The supply agreement was extended through June 30, 2010, and provides that the Company meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement. The pricing is to be agreed upon each quarter and fluctuates based on order volume, currency fluctuations, and raw material prices.  The Company guarantees the payment to one its raw material suppliers for purchases of material used by one of its third-party manufactures of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $2.8 million) at March 31, 2010. The Company evaluates the estimated loss for the guarantee under ASC Topic 450, Contingencies, and Topic 460, Guarantees.  The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. To date, the Company has not made any payments under the guarantee and, as of March 31, 2010, has not recorded a liability related to the guarantee in its unaudited condensed consolidated financial statements, as the Company does not believe the potential obligation under this guarantee is material.

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

The Company has other various immaterial commitments and contingencies that are not discussed above.

15. OPERATING SEGMENTS AND RELATED INFORMATION

The Company operates in the consumer products industry internationally in which the Company principally designs, manufactures, markets and distributes footwear, apparel and accessories.  During 2009, the Company changed the information that was presented to the chief operating decision maker and has restated its revenues, depreciation and amortization, operating income and assets by segment as shown below.  The Company identifies its reportable segments as those geographic regions that represent 10% or more of its revenue, operating income (as defined below), or total assets.  The Company has three reportable segments: Americas, Europe and Asia. All of the reportable segments derive their revenue from the sale of footwear, apparel and accessories.  The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and operating income.

Operating income is the primary measure used by the Company’s chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments.  Operating income is defined as operating income before asset impairment charges and restructuring charges.  The Company evaluates the performance of its segments based primarily on the results of the segment without allocating corporate expenses, or indirect general, administrative and other expenses.  The corporate and other category includes (i) Ocean Minded, (ii) Colorado Footwear CV, and (iii) corporate category, which maintains corporate costs such as stock-based compensation, research and development, brand marketing, legal expenses, depreciation on global long-lived assets such as molds, tooling, IT systems, and other global costs that are not allocated to the regions.

Segment profits or losses include adjustments to eliminate intercompany profit or losses on intercompany sales.  Segment assets include the elimination of any intersegment profits or losses in inventory and the elimination of intercompany receivables.  Segment assets, primarily in the Americas segment, include certain long-lived assets that are depreciated in the corporate category due to their global functionality.  Negative assets within the Corporate and other category primarily include eliminations of investments made from the Americas segment in the other reportable segments.  Net revenues as shown below represent sales to external customers for each segment.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Revenues:
Americas	$72,150	$66,412
Europe	37,942	28,272
Asia	54,670	38,998
Total segments	164,762	133,682
Corporate and other	2,090	1,210
Total consolidated revenues	$166,852	$134,892

Operating Income:
Americas	$11,234	$2,226
Europe	9,626	983
Asia	12,536	(3,831)
Total segments	33,396	(622)
SG&A restructuring	(2,539)	(38)
Asset impairment	(141)	(69)
Corporate and other	(21,321)	(21,834)
Total consolidated operating income (loss)	9,395	(22,563)
Interest expense	129	696
Gain on charitable contributions	(84)	—
Other expense (income), net	241	(1,052)
Income (loss) before income taxes	$9,109	$(22,207)

Depreciation and Amortization:
Americas	$2,185	$2,476
Europe	773	819
Asia	1,585	1,562
Total segments	4,543	4,857
Corporate and other	4,256	4,647
Total consolidated depreciation and amortization	$8,799	$9,504

	March 31, 2010	December 31, 2009
	(in thousands)
Assets:
Americas	$299,590	$277,454
Europe	68,248	66,838
Asia	161,272	151,052
Total segments	529,110	495,344
Corporate and other	(81,844)	(85,606)
Total consolidated assets	$447,266	$409,738

16. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$5,717	$(22,417)
Foreign currency translation	(1,699)	(3,930)
Comprehensive income (loss)	$4,018	$(26,347)

17. LEGAL PROCEEDINGS

On March 31, 2006, the Company filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, the Company filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. The Company’s motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X Sports, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng’s Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge (“ALJ”) issued an Initial Determination of non-infringement related to one of the patents at issue. The Company filed a petition with the Commission to review this determination. The Commission granted the Company’s petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ’s determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission’s order. In light of the Commission’s Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to 14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. The Company filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ’s findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit was completed in April 2009 and oral arguments were heard on July 10, 2009. On October 4, 2009, the Company and Collective Licensing, International, LLC reached a settlement. Collective Licensing, International, LLC agreed to cease and desist infringing on the Company’s patents and to pay the Company certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found that the Commission erred in finding that the utility patent was obvious and reversed the Commission’s determination of non-infringement of the design patent.  On April 12, 2010, one of the remaining parties, Effervescent, Inc., filed a request for a panel or en banc hearing with the Federal Circuit of the February 24, 2010 decision, to which the Company has responded on April 28, 2010.

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

The Company and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007; several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the Court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased the Company’s stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint alleges that, during the Class Period, defendants made false and misleading public statements about the Company and its business and prospects and that, as a result, the market price of the Company’s stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in the Company’s stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys’ fees and costs of litigation. The Company believes the claims lack merit and intends to defend the action vigorously. Motions to dismiss are currently pending with the Court. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter.

On December 8, 2009, Columbia Sportswear Company (“Columbia”) filed an Amended Complaint adding the Company as a defendant in a case between Columbia and Brian P. O’Boyle and 1 Pen. Inc. in the Multnomah County Circuit Court in the State of Oregon. Columbia has asserted claims against the Company for misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, intentional interference with contract, injunctive relief, disgorgement and an accounting. The Amended Complaint also seeks damages in an unspecified amount, return of patent rights, reasonable attorney’s fees and costs and expenses against the Company. On January 25, 2010, the Company filed an Answer to the Amended Complaint. The Company denies Columbia’s claims in the Amended Complaint and intends to defend this action vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent filings with the Securities and Exchange Commission.  We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a designer, manufacturer, distributor, worldwide marketer and brand manager of footwear for men, women and children.  We strive to be the global leader in molded footwear design and development.  We manufacture a product offering that provides new and exciting molded footwear products that feature fun, comfort and functionality. We also design and sell a broad offering of footwear and accessories that utilize our proprietary closed cell-resin, called Croslite.  Our Croslite material is unique in that it enables us to produce an innovative, lightweight, non-marking, and odor-resistant shoe.  Certain shoes made with the Croslite material have been certified by U.S. Ergonomics to reduce peak pressure on the foot, reduce muscular fatigue while standing and walking and to relieve the musculoskeletal system.

Since the initial introduction and popularity of our Beach and Crocs Classic designs, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach through the acquisition of brand platforms such as Jibbitz, LLC (“Jibbitz”) and Ocean Minded, Inc. (“Ocean Minded”).  We intend to continue branching out into other types of footwear, bringing a unique and original perspective to the consumer in styles that may be unexpected from Crocs.  In part, we believe this will help us to continue to build a stable year-round business as we look to offer more winter-oriented styles. All of our products are designed to allow the product to be defined by comfort, fun, and function.

Our marketing efforts surround specific product launches and employ a fully integrated approach utilizing a variety of media outlets, including print and online media and television.  Our marketing efforts strive to drive business to both our wholesale partners and our company-operated retail and internet stores, ensuring that our presentation and story are first class and drive purchasing at the point of sale.

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

Presentation of Operating Segments

We have three operating segments: Americas, Europe and Asia.  All of the reportable segments derive their revenue from the sale of footwear, apparel and accessories.  We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue, gross profit and operating income.   We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses or indirect general, administrative and other expenses.  The corporate and other category includes (i) Ocean Minded. (ii) Colorado Footwear CV, and (iii) corporate category, which maintains corporate costs such as stock-based compensation, research and development, brand marketing, legal expenses, depreciation on global long-lived assets such as molds, tooling, IT systems, and other global costs that are not allocated to the regions.  Segment profits or losses include adjustments to eliminate intercompany profit or losses on intercompany sales.  Net revenues in the discussion that follows represent sales to external customers for each segment.

Recent Events

During the three months ended March 31, 2010, revenues increased 23.7%, or $32.0 million, compared to the three months ended March 31, 2009 as a result of stronger performance in each of our geographic operating segments.  Earnings per share for the first quarter of 2010 was $0.07, an improvement from the first quarter of 2009, when we reported a net loss per share of ($0.27).  We believe these financial improvements are a reflection of our progress against our cost-savings initiatives throughout 2009, an increased marketing presence and an improved global economic climate.

During 2009, we undertook various cost savings initiatives in an effort to better align our cost structure with revenue.  These cost savings initiatives included the consolidation of our global distribution centers; reduction of warehouse space; impairments of certain assets we no longer intended to utilize, including molds, tooling, equipment and other assets; and reduction in our global workforce.  In addition, during 2009, we executed against a plan to dispose of excess discontinued and impaired product inventories.  Much of this product had been written down to a level that we considered realizable; however, we were able to sell this product at prices substantially higher than what we had previously estimated.  Accordingly, the net effect of these sales was accretive to our gross profit and revenue in 2009; we do not expect that the revenue and gross margins we achieved through the sales of discontinued and impaired inventory during 2009 will be repeatable at the same levels in the future.  In the first quarter of 2010, sales of discontinued and impaired product was at more normal levels given seasonality and normal fluctuations in our business.

General

Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. Because we use both internal manufacturing and contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our Company-operated facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers and costs to transport these products to our facilities, inclusive of all warehouse and outbound freight expenses. Cost of sales also includes depreciation and amortization of manufacturing assets such as molds and tooling. Our selling, general and administrative expense consists primarily of wages and related payroll and employee benefit costs for selling, marketing and administrative employees, unrealized gains or losses on foreign currency exchange, all non-product retail-related expenses (including rent and depreciation) and professional fees, facility expenses, bank charges and non-cash charges for share-based compensation. Selling, general and administrative expenses also include depreciation and amortization related to non-product, non-manufacturing assets such as our global information systems.

Results of Operations

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(amounts in thousands, except per share data)
Revenues	$166,852	$134,892	$31,960	23.7%
Cost of sales	80,148	85,161	(5,013)	(5.9)%
Gross profit	86,704	49,731	36,973	74.3%
Selling, general and administrative expenses	74,778	68,740	6,038	8.8%
Foreign currency transaction losses (gains), net	(292)	3,408	(3,700)	(108.6)%
Restructuring charges	2,539	38	2,501	N/M
Impairment charges	141	69	72	104.3%
Charitable contributions	143	39	104	266.7%
Income (loss) from operations	9,395	(22,563)	31,958	141.6%
Interest expense	129	696	(567)	(81.5)%
Other, net	157	(1,052)	1,209	114.9%
Income (loss) before income taxes	9,109	(22,207)	31,316	141.0%
Income tax expense	3,392	210	3,182	N/M
Net income (loss)	$5,717	$(22,417)	$28,134	125.5%
Net income (loss) per common share	$0.07	$(0.27)	$0.34	N/M

Gross margin	52.0%	36.9%
Operating margin	5.6%	(16.7)%

N/M – Not meaningful

Revenues.  Revenues increased $32.0 million to $166.9 million in the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Total unit sales of footwear products increased by 1.4 million pairs and average selling price increased $1.30 during the three months ended March 31, 2010 compared to the same period in 2009, as shown in the table below.  In addition, our average selling prices during first quarter of 2009 were lower due to an increased amount of end of life and impaired product sales as management executed against its plan to dispose of this inventory as described above.  The following table sets forth revenue by channel and by region as well as other revenue information for the first quarter of 2010 and 2009:

	Three months ended March 31,		Change
	2010	2009	$	%
	(in millions, except average selling price)
Wholesale channel revenue	$120.2	$95.3	$24.9	26.1%
Retail channel revenue	34.4	27.9	6.5	23.3
Internet channel revenue	12.3	11.7	0.6	5.1

Americas revenue (includes Corporate)	$74.2	$67.6	$6.6	9.8%
Asia revenue	54.7	39.0	15.7	40.3
Europe revenue	38.0	28.3	9.7	34.3

Footwear unit sales	9.8	8.4	1.4	16.7%
Average selling price	$16.41	$15.11	$1.30	8.6%
Ocean Minded revenue	$2.1	$1.2	$0.9	75.0%
Jibbitz revenue	$5.0	$5.1	$(0.1)	(2.0)%

Revenue from our wholesale channel was stronger globally, particularly in Asia, in the first quarter of 2010 compared to the first quarter of 2009.  We believe this to be largely the result of improved economic conditions as well as efforts made in 2009 and 2010 to improve our wholesale customer relationships, including our direct-merchandising program and efforts to right-size our distribution in this channel.

Revenue from our company-operated retail locations increased 23.3% in the three months ended March 31, 2010 compared to the same period in the previous year.  We believe that this increase in revenue is driven by an increase in the number of stores period over period (as shown in the table below) as well as the fact that we are able to merchandise the full breadth and depth of our product line.  As our retail channel becomes a larger portion of our business, we expect to see some improvements in total revenue and gross margin as we have traditionally been able to achieve a higher average selling price in this channel.  We plan to close certain kiosks and open more branded stores and we expect to open more company-operated retail locations in the future.  The table below sets forth information about the number of company-operated retail locations as of March 31, 2010 and 2009:

	As of March 31,
	2010	2009	Change
Company-operated retail locations - Total	333	290	43
Type:
Crocs Kiosk/Store in Store	166	181	(15)
Crocs Retail Stores	100	70	30
Crocs Outlet Stores	67	39	28

Geography:
Americas company-operated retail locations	183	160	23
Asia company-operated retail locations	136	116	20
Europe company-operated retail locations	14	14	0

The increase in revenue from our internet channel was driven by increased sales in our Europe segment, resulting from an increased number of internet sites in the region and increased demand.  These increases were partially offset by revenue declines from our internet channels in the Americas and Asia as we sold out of popular styles.  Revenue from our internet channel during the first quarter of 2010 represented 7.4% of our total revenue, down from 8.7% in the first quarter of 2009.  While still a relatively small percentage of our overall business, if our internet business becomes a larger percentage of our total revenue, our total revenue and gross margins would also increase as we have traditionally been able to achieve a higher average selling price in this channel.

The majority of our revenues during the three months ended March 31, 2010 were attributable to our non-classic footwear models.  Our classic models and core products (defined below) have become a smaller portion of our total revenue in recent quarters. Sales of our classic models, core products and new 2010 footwear products as a percentage of our total unit sales is presented in the table below:

	Three Months Ended March 31,
	2010	2009
Classic models (Beach and Crocs Classic)	8.0%	20.2%
Core products(1)	21.4%	41.6%
New 2010 footwear products	39.2%	N/A

(1) Core products includes Beach, Crocs Classic, Kids Cayman (to be renamed Kids Crocs Classic), Athens, Kids Athens, Mary Jane, Girls Mary Jane, Mammoth and Kids Mammoth.

We intend to continue to diversify our product offerings in order to expand our brand. We have also recently begun segmenting our product offerings into our various sales channels and to enhance our visual and fixture merchandising platforms in company-operated and wholesale customers’ stores to more effectively display our expanded product portfolio.

Changes in foreign currency exchange rates since the three month period ending March 31, 2009 contributed $9.2 million to our revenues in the three months ended March 31, 2010.  We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

Americas Segment - Revenue.  Our revenues from the Americas segment increased 8.7% in the three months ended March 31, 2010 compared to the comparable period in 2009, driven by increased revenue from our Americas retail and wholesale channels, partially offset by a decline in revenue from our Americas internet channel.  First quarter revenue from company-operated retail locations in the Americas increased 26.5%, or $4.5 million, to $21.5 million in 2010 compared to 2009.  We continue to execute against plans to grow revenue in the U.S. wholesale channel which include, but are not limited to, investments in cooperative advertising and merchandising assistance for select locations at our largest U.S. wholesale accounts.

Asia Segment - Revenue.  Our revenues in Asia increased 40.3% during the first quarter of 2010 compared to the first quarter of 2009 as a result of continued strong demand in our Asia wholesale and retail channels, offset by a slight decline in internet revenue.  Revenue from company-operated retail locations in Asia increased 17.0%, or $1.6 million, to $11.0 million in the three months ended March 31, 2010 compared to the same period in 2009.

Europe Segment - Revenue.  Our revenues in Europe increased 34.3%, or $9.7 million, to $38.0 million in the three months ended March 31, 2010 from $28.3 million for the same period in 2009.  This increase was driven by increased demand in all Europe sales channels (wholesale, retail and internet), particularly at wholesale, where demand resulted in first quarter shipments of merchandise originally expected to ship in second quarter, causing a shift in the timing for revenue recognition. Revenue from Company-operated retail locations was $1.8 million in the three months ended March 31, 2010 versus $1.4 million for the three months ended March 31, 2009.

Gross profitIncreases in gross profit and gross margin were driven primarily by favorable shifts in product mix towards higher margin products. In addition, gross margins during the first quarter of 2009 were adversely affected by sales of discounted end of life and impaired product, which, during the first quarter of 2009, yielded lower margins (in subsequent quarters, sales of impaired product yielded higher margins).  Notably, we experienced this increase in gross margin while our consumer-direct (internet and retail) channels, which typically yield higher margins than our wholesale channel, declined as a percentage of revenue.  If, in the future, our consumer-direct channels grow as a percentage of revenue, we anticipate improvement in our gross margins.

Changes in foreign currency exchange rates since the three month period ending March 31, 2009 increased our gross margin by $4.7 million in the three months ended March 31, 2010.  We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit.  Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

Selling, general and administrative expenses and foreign currency transaction gain/losses.   Selling, general and administrative expense increased 3.3% in the three months ended March 31, 2010 compared to the same period in 2009, driven by increases of $4.0 million in salaries expense (of which $1.4 million related to expansion of our company-operated retail channel), $2.0 million in marketing expense and $1.7 million in rent and other retail-related costs.  Partially offsetting these increases was a decline in stock-based compensation expense of $2.2 million in the first quarter of 2010 compared to the first quarter of the prior year.  Selling, general and administrative expenses for the three months ended March 31, 2010 were also favorably impacted by a net gain on changes in currency exchange rates for transactions denominated, and settled or to be settled, in a currency other than the functional currency of the consolidated entity of $0.3 million compared to a net loss on changes in currency exchange rates of $3.4 million for the three months ended March 31, 2009.  As of March 31, 2010, we had 43 more company-operated retail stores than at March 31, 2009.  As our retail channel becomes a larger portion of our total business, we expect that selling, general and administrative expenses will increase as a percentage of total revenue as certain fixed costs associated with the retail channel are recognized in selling, general and administrative expenses.

Changes in the average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency, the U.S. dollar, from the first quarter of 2009 to the same period in 2010 increased selling, general and administrative expenses by approximately $2.1 million.

Restructuring charges.  We recorded $2.5 million in restructuring charges in the three months ended March 31, 2010.  These restructuring charges consisted primarily of severance costs related to the departure of our former Chief Executive Officer, John Duerden, during the first quarter of 2010 as well as a change in estimate of our original accrual for lease termination costs for our office facility in Canada, which was closed in 2008.

Income (Loss) from Operations.  During the three months ended March 31, 2010, we generated income from operations of $9.4 million compared to a loss from operations of $22.6 million for the three months ended March 31, 2009, for the reasons stated above.  The following table summarizes operating income (loss) by segment for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Operating Income:
Americas	$11,234	$2,226
Europe	9,626	983
Asia	12,536	(3,831)
Total segments	33,396	(622)
SG&A Restructuring	(2,539)	(38)
Asset Impairment	(141)	(69)
Corporate and other	(21,321)	(21,834)
Total consolidated operating income (loss)	$9,395	$(22,563)

Segments – Operating Margin.  During the three months ended March 31, 2010, we experienced higher operating income in each of our operating segments.  These improvements were driven by increased revenue in each of our segments compared to the first quarter of 2009 as well as cost savings resulting from the consolidation of our global warehouse footprint late in 2009.  In addition, our Europe and Asia segments experienced favorable shifts in foreign currency exchange rates during the first quarter of 2010 compared to the first quarter of 2009.

Interest expense.  Interest expense decreased $0.6 million to $0.1 million in the three months ended March 31, 2010 compared to $0.7 million in the three months ended March 31, 2009.  This decline was driven by lower borrowings under our current asset-backed credit facility in the first quarter of 2010 compared with borrowings under our Revolving Credit Facility during first quarter of 2009.

Income tax expense.  During the three months ended March 31, 2010, we recognized an income tax expense of $3.4 million on pre-tax income of $9.1 million, compared to income tax expense of $0.2 million on pre-tax loss of $22.2 million for the three months ended March 31, 2009.  The effective tax rate was 37.2% during the three months ended March 31, 2010.   The change in the effective tax rate is primarily the result of changes in the mix of profitability in foreign jurisdictions where we are taxable.

Liquidity and Capital Resources

At March 31, 2010, we had $53.8 million in cash and cash equivalents. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next 12 months.  In order to provide additional liquidity in the future and to help support our strategic goals, we also have an asset-backed revolving line of credit, which provides us with up to $30 million in borrowings. We entered into this Revolving Credit and Security Agreement with PNC Bank, N.A. (the “Credit Agreement”), on September 25, 2009.  The Credit Agreement matures on September 25, 2012 and provides for borrowings of up to $30 million in total, which includes a $17.5 million sublimit for borrowings against our eligible inventory, a $2 million sublimit for borrowings against our eligible inventory in-transit, and a $4 million sublimit for letters of credit.  The total borrowings available under the Credit Agreement at any given time are subject to customary reserves and reductions to the extent our asset borrowing base changes.  Borrowings under the Credit Agreement are secured by all of our assets, including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests.  The Credit Agreement requires us to prepay borrowings under the Credit Agreement in the event of certain dispositions of property.

Principal amounts outstanding under the Credit Agreement bear interest at a two percent (2%) premium over a rate that is the greater of either (i) PNC’s published reference rate, (ii) the Federal Funds Open Rate in effect on such day plus one half of one percent (0.5%) or, (iii) the sum of the daily LIBOR rate and one percent (1.0%), with respect to domestic rate loans.  Eurodollar denominated principal amounts outstanding under the Credit Agreement bear interest at the sum of three and one half percent (3.50%) premium over a rate that is the greater of (i) the Eurodollar rate, or (ii) one and one half percent (1.50%) with respect to Eurodollar loans, as applicable.   The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each period with respect to Eurodollar rate loans.

As of March 31, 2010, we had no outstanding borrowings under the Credit Agreement and were in compliance with financial covenants under the Credit Agreement as of March 31, 2010. Additional future financing may be necessary; however, due to current macroeconomic conditions and their affect on the global credit markets, there can be no assurance that we will be able to secure additional debt or equity financing on acceptable terms to us or at all.

Our accounts receivable balance as of March 31, 2010 was $97.4 million, an increase of $36.8 million compared to the balance as of March 31, 2009.  The increase in accounts receivable was driven by higher sales in the first quarter of 2010 when compared to the first quarter of 2009.  Days sales outstanding increased from 40.4 days at March 31, 2009  to 52.5 days at March 31, 2010.  This increase was largely the result of product shipments late in the 2010 quarter.

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

We consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position.  However, most of the cash held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country.   Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries.   These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity.  As of March

31, 2010, we held $49.4 million of our total $53.8 million in cash in international locations.  This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held.  Of the $49.4 million, $20.6 million could potentially be restricted, as described above.  If the remaining $28.8 million were to be repatriated to the U.S., we would be required to pay approximately $1.2 million in international withholding taxes with no offsetting credit.  We believe that there will be sufficient U.S. net operating losses (“NOLs”) to absorb any increases to U.S. net income (and therefore, U.S. federal income tax) brought about by potential cash repatriation.  There are full valuation allowances on the NOLs that would be released to result in no tax effect or cash tax payments for the U.S. if we were to repatriate $27.6 million in cash to the U.S. as of March 31, 2010.

We have entered into various operating leases that require cash payments on a specified schedule.  Over the next five years we will make payments of $122.2 million related to our operating leases.  We plan to continue to enter into operating leases related to our retail stores.  Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs.  Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

Our inventories increased to $107.2 million at March 31, 2010 from $93.3 million as of December 31, 2009 largely driven by seasonality as we prepared for our peak selling season.

During the three months ended March 31, 2010 and 2009, we had net capital expenditures of $7.8 million and $4.4 million, respectively.  We will continue to make ongoing capital investments in molds and other tooling equipment related to manufacturing new products and footwear styles as well as those related to opening additional retail stores. We continue to evaluate our software needs and may continue to spend on upgrades or improvements to current systems or may implement new systems as our business needs require.

Seasonality

Due to the nature of our product, revenues generated during our first and fourth quarter are less than revenues generated during our second and third quarter, when the northern hemisphere is experiencing warmer weather.  We intend to continue branching out into other types of footwear, including offering more winter-oriented styles, and this product expansion may help us mitigate some of this seasonality in the future.  Our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions.  Accordingly, results of operations and cash flows for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any other year.

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein.

Significant Accounting Policies and Estimates

For a discussion of accounting policies that we consider significant to our business operations and understanding of our results of operations, see Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein.

Effective January 1, 2010, we decided to change our inventory valuation method for all inventories from the first-in, first-out (“FIFO”) cost method to the moving average cost method, which approximates FIFO.  We believe the change to the moving average cost method is preferable under the circumstances because the moving average methodology results in better alignment with the physical flow of inventory than the FIFO methodology, it is calculated by our inventory information system, which incorporates automated controls, and is also the method management uses when preparing budgets, reviewing actual and forecasted financial information, as well as the method used in determining incentive management compensation.  The moving average cost results substantially in the same net income per period.  As such, financial statements for periods ending on or before December 31, 2009 have not been retroactively adjusted due to immateriality. The impact of the change in the quarterly period ended March 31, 2010 is also immaterial.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Credit and Interest Rate Risk

We are exposed to interest rate risk to the extent that interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities.  On September 25, 2009, we entered into a Credit Agreement with PNC Bank N.A. for an asset-backed revolving credit facility which provides for borrowings of up to $30.0 million in total, subject to certain restrictions. Principal amounts outstanding under the Credit Agreement will bear interest at a two percent (2%) premium over a rate that is the greater of either (i) the Bank’s published reference rate, (ii) the Federal Funds Open Rate in effect on such day plus one half of one percent (0.5%) or, (iii) the sum of the daily LIBOR rate and one percent (1.0%), with respect to domestic rate loans.  Eurodollar denominated principal amounts outstanding under the Credit Agreement will bear interest at the sum of three and one half percent (3.50%) premium over a rate that is the greater of (i) the Eurodollar rate, or (ii) one and one half percent (1.50%) with respect to Eurodollar loans, as applicable.   The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each period with respect to Eurodollar rate loans.  There were no outstanding borrowings on the Credit Agreement as of March 31, 2010.

We earned interest income of $0.1 million on our cash and cash equivalents during the three months ended March 31, 2010.  Currently, our sensitivity to market fluctuations in interest rates is not material to our overall results.

Foreign Currency Exchange Risk

We have significant revenues from foreign sales in recent periods.  While the majority of expenses attributable to our foreign operations are paid in the functional currency of the country in which such operations are conducted, we pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations.  In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. We may, in the future, engage in foreign exchange hedging contracts to reduce our economic exposure to changes in exchange rates. If we do engage in foreign exchange hedging, the foreign exchange hedging contracts will be entered into to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. As of March 31, 2010, we did not have any foreign exchange hedging contracts.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no significant changes to our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  Legal Proceedings

On March 31, 2006, the Company filed a complaint with the ITC against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, the Company filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. The Company’s motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X Sports, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng’s Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge (“ALJ”) issued an Initial Determination of non-infringement related to one of the patents at issue. The Company filed a petition with the Commission to review this determination. The Commission granted the Company’s petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ’s determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission’s order. In light of the Commission’s Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to 14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. The Company filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ’s findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit was completed in April 2009 and oral arguments were heard on July 10, 2009. On October 4, 2009, the Company and Collective Licensing, International, LLC reached a settlement. Collective Licensing, International, LLC agreed to cease and desist infringing on the Company’s patents and to pay the Company certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found that the Commission erred in finding that the utility patent was obvious and reversed the Commission’s determination of non-infringement of the design patent. The case has been remanded back to the Commission for a determination of infringement of the utility patent and any appropriate remedies.  On April 12, 2010, one of the remaining parties, Effervescent, Inc., filed a request for a panel or en banc hearing with the Federal Circuit of the February 24, 2010 decision, to which the Company has responded on April 28, 2010.

On December 8, 2009, Columbia Sportswear Company (“Columbia”) filed an Amended Complaint adding the Company as a defendant in a case between Columbia and Brian P. O’Boyle and 1 Pen. Inc. in the Multnomah County Circuit Court in the State of Oregon. Columbia has asserted claims against the Company for misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, intentional interference with contract, injunctive relief, disgorgement and an accounting. The Amended Complaint also seeks damages in an unspecified amount, return of patent rights, reasonable attorney’s fees and costs and expenses against the Company. On January 25, 2010, the Company filed an Answer to the Amended Complaint. The Company denies Columbia’s claims in the Amended Complaint and intends to defend this action vigorously. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter.

The Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, the Company is not party to any other pending legal proceedings that the Company believes will have a material adverse impact on its business.

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2010—January 31, 2010(a)	—	—	—	5,476,000
February 1, 2010—February 28, 2010(a)	31,080	$7.61	—	5,476,000
March 1, 2010—March 31, 2010(a)	—	—	—	5,476,000
Total	31,080

(a)          On February 22, 2010, the Compensation Committee approved “withhold to cover” as a tax payment method for Mr. John Duerden’s vesting in restricted stock awards.  (At that time, Mr. Duerden was our Chief Executive Officer.)  Via the election, which was outside of a publicly-announced repurchase plan, 31,080 shares were withheld at an average price paid per share of $7.61.  These shares were placed in treasury, increasing the treasury reserve balance.

ITEM 6.  Exhibits.

Exhibit List

Exhibit Number	Description
3.1**	Restated Certificate of Incorporation of Crocs, Inc.

3.2**	Amended and Restated Bylaws of Crocs, Inc.

4.1*	Specimen common stock certificate.

10.1

Separation Agreement by and between John Duerden and Crocs, Inc. dated March 31, 2010 (incorporated herein by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010)

18.1††	Preferability Letter

31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*                                         Incorporated herein by reference to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526).

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

CROCS INC.
Date: May 6, 2010	By:	/s/ Russell C. Hammer
		Name:	Russell C. Hammer
		Title:	Chief Financial Officer, Senior Vice President—Finance and Treasurer