Form 10-Q
period 2010-06-30
Crocs, Inc.
filed 2010-08-05
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2010, Crocs, Inc. had 86,630,707 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.

Form 10-Q

Quarter Ended June 30, 2010

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$228,046	$197,722	$394,898	$332,614
Cost of sales	96,127	96,610	176,275	181,771
Gross profit	131,919	101,112	218,623	150,843
Selling, general and administrative expenses	94,047	94,606	168,825	163,395
Foreign currency transaction losses (gains), net	(1,129)	(3,623)	(1,421)	(214)
Restructuring charges	—	5,915	2,539	5,953
Impairment charges	—	23,655	141	23,724
Charitable contributions	275	5,078	418	5,119
Income (loss) from operations	38,726	(24,519)	48,121	(47,134)
Interest expense	163	562	292	1,257
Gain on charitable contribution	(32)	(2,024)	(116)	(2,024)
Other expense (income), net	(291)	(343)	(50)	(1,446)
Income (loss) before income taxes	38,886	(22,714)	47,995	(44,921)
Income tax expense	6,602	7,567	9,994	7,777
Net income (loss)	$32,284	$(30,281)	$38,001	$(52,698)
Net income (loss) per common share:
Basic	$0.38	$(0.36)	$0.44	$(0.62)
Diluted	$0.37	$(0.36)	$0.43	$(0.62)

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$96,867	$77,343
Restricted cash	590	1,144
Accounts receivable, net	93,974	50,458
Inventories	113,553	93,329
Deferred tax assets, net	7,569	7,358
Income tax receivable	11,297	8,611
Other receivables	11,715	16,140
Prepaid expenses and other current assets	14,277	12,871
Total current assets	349,842	267,254
Property and equipment, net	66,731	71,084
Restricted cash	1,466	1,506
Intangible assets, net	41,335	35,984
Deferred tax assets, net	17,403	18,479
Marketable securities	5,444	866
Other assets	14,832	14,565
Total assets	$497,053	$409,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,841	$23,434
Accrued expenses and other current liabilities	58,544	53,589
Accrued restructuring charges	3,977	2,616
Income taxes payable	20,120	6,377
Note payable, current portion of long-term debt and capital lease obligations	1,556	640
Total current liabilities	136,038	86,656
Long term debt and capital lease obligations	1,434	912
Deferred tax liabilities, net	1,867	2,192
Long term restructuring	103	520
Other liabilities	31,803	31,838
Total liabilities	171,245	122,118
Commitments and contingencies (note 15)
Stockholders’ equity:
Common shares, par value $0.001 per share; 250,000,000 shares authorized, 87,079,451 and 86,482,574 shares issued and outstanding, respectively, at June 30, 2010 and 86,224,760 and 85,659,581 shares issued and outstanding, respectively, at December 31, 2009	87	85
Treasury stock, at cost, 596,877 and 565,179 shares, respectively	(24,963)	(25,260)
Additional paid-in capital	272,146	266,472
Retained earnings	60,156	22,155
Accumulated other comprehensive income	18,382	24,168
Total stockholders’ equity	325,808	287,620
Total liabilities and stockholders’ equity	$497,053	$409,738

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$38,001	$(52,698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,610	19,177
Loss (gain) on disposal of fixed assets	796	(753)
Unrealized gain on foreign exchange rates	(3,309)	(10,729)
Deferred income taxes	1,089	1,342
Asset impairment	133	23,656
Inventory write down	—	2,568
Charitable contributions	435	5,075
Gain on charitable contributions	(124)	(2,024)
Non-cash restructuring charges	196	1,768
Share-based compensation	3,870	23,419
Bad debt expense	1,653	1,263
Changes in operating assets and liabilities:
Accounts receivable	(46,659)	(31,650)
Income tax receivable	(3,480)	23,130
Inventories	(23,255)	25,944
Prepaid expenses and other assets	1,304	(5,889)
Accounts payable	30,063	225
Accrued restructuring charges	1,745	4,644
Accrued expenses and other liabilities	19,768	(2,351)
Cash provided by operating activities	39,836	26,117
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(13,281)	(6,024)
Proceeds from disposal of property and equipment	937	1,108
Cash paid for intangible assets	(6,985)	(2,450)
Purchases of marketable securities	(5,482)	—
Maturities of marketable securities	1,701	—
Restricted cash	299	264
Cash used in investing activities	(22,811)	(7,102)
Cash flows from financing activities:
Proceeds from note payable	18,400	—
Repayment of note payable and capital lease obligations	(19,054)	(5,130)
Repurchase of stock for stock option exercise tax withholding	(421)	—
Exercise of stock options	2,341	227
Cash provided by (used in) financing activities	1,266	(4,903)
Effect of exchange rate changes on cash	1,233	11,700
Net increase in cash and cash equivalents	19,524	25,812
Cash and cash equivalents—beginning of period	77,343	51,665
Cash and cash equivalents—end of period	$96,867	$77,477
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$284	$1,233
Income taxes	$6,674	$6,745
Non-cash investing and financing activities:
Assets acquired through capital leases	$2,089	$1,024

See notes to condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Crocs, Inc. and its subsidiaries (collectively, “we,” “us,” or the “Company”) are engaged in the design, manufacture, worldwide marketing and brand management of footwear made for men, women and children.

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

Certain reclassifications have been made to prior year amounts to conform to current year presentation as follows:  Foreign currency transaction losses (gains), net have been reclassified from selling, general, and administrative expenses and are now reported separately. There was no change to the Company’s loss from continuing operations as a result of these reclassifications.  Marketable securities of a long-term nature have been reclassified from long-term other assets and are now reported separately.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, returns and discounts; impairment assessments and charges; recoverability of assets (including deferred tax assets); uncertain tax positions; share-based compensation expense; fair value of acquired intangibles; assessment of lower of cost or market on inventory; useful lives assigned to long-lived assets; depreciation; and provisions for contingencies; are reasonable based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the periods presented. Management also makes estimates in our assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 18—Legal Proceedings. Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

Change in Accounting Principle

Effective January 1, 2010, the Company changed its inventory valuation method for all inventories from the first-in, first-out (“FIFO”) cost method to the moving average cost method, which approximates FIFO.  The Company believes the change to the moving average cost method is preferable under the circumstances because the moving average methodology results in better alignment with the physical flow of inventory than the FIFO methodology, it is calculated by our inventory information system, which incorporates automated controls, and is also the method management uses when preparing budgets, reviewing actual and forecasted financial information, as well as the method used in determining incentive management compensation.  The moving average cost results in substantially the same results of operations per period.

Financial statements for periods ending on or before December 31, 2009 have not been retroactively adjusted due to immateriality. The impact of the change for the three and six month period ended June 30, 2010 is also immaterial.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in ASU 2009-17 replace the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a variable interest entity that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity. The ASU also requires additional disclosures about a reporting entity’s involvement with variable interest entities and about any significant changes in risk exposure as a result of that involvement. The Company adopted the guidance at the beginning of 2010 and such adoption did not have a material impact on the Company’s unaudited condensed financial statements.  See Note 14 — Variable Interest Entities.

3. INVENTORIES

Inventories by major classification are as follows (in thousands):

	June 30, 2010	December 31, 2009
Finished goods	$107,363	$88,775
Work-in-progress	215	220
Raw materials	5,975	4,334
Net Inventory	$113,553	$93,329

4. PROPERTY AND EQUIPMENT

Property and equipment includes the following (in thousands):

	June 30, 2010	December 31, 2009
Machinery and equipment	$85,059	$82,733
Leasehold improvements	42,509	38,436
Subtotal	127,568	121,169
Less: Accumulated depreciation	(60,837)	(50,085)
Property and equipment, net	$66,731	$71,084

5. INTANGIBLE ASSETS

The following table summarizes the Company’s identifiable intangible assets as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Patents, copyrights, and trademarks	$5,631	$1,655	$3,976	$5,673	$1,396	$4,277
Customer relationships	5,633	4,947	686	5,928	4,912	1,016
Core technology	4,618	4,618	—	4,614	4,614	—
Non-competition agreement	636	636	—	636	594	42
Capitalized software	47,129	10,456	36,673	38,884	8,235	30,649
Total Intangible assets	$63,647	$22,312	$41,335	$55,735	$19,751	$35,984

For amortizable intangible assets denominated in a foreign currency, the Company translates the gross asset and accumulated amortization at the balance sheet rate and records amortization expense using the weighted average rate of exchange for the applicable period causing a difference.  This difference between the recorded amortization expense and the change in accumulated amortization is reflected in the accumulated other comprehensive income line item on the Company’s unaudited condensed consolidated balance sheets.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities include the following (in thousands):

	June 30, 2010	December 31, 2009
Accrued compensation and benefits	$16,941	$21,007
Fulfillment and freight and duties	10,298	10,765
Professional services	5,152	4,329
Sales/Use and VAT taxes payable	7,171	4,330
Other	18,982	13,158
	$58,544	$53,589

7. RESTRUCTURING ACTIVITIES

During the three months ended June 30, 2010, the Company incurred $1.3 million in restructuring expenses reflected in cost of sales, resulting from a change in estimates related to lease termination costs for distribution facilities in North America and Europe.  These facilities were closed pursuant to cost-savings initiatives undertaken by the Company in 2008 and 2009.  During the six months ended June 30, 2010, in addition to the restructuring expenses discussed above, the Company incurred an additional $2.5 million in restructuring expenses reflected in income from operations, primarily consisting of severance pay and additional stock-based compensation related to the retirement of the Company’s former Chief Executive Officer.  See further discussion in Note 11 — Stock- Based Compensation.

Restructuring charges, for the six months ended June 30, 2010,  were recorded by segment as follows: $1.0 million in the Americas segment; $0.8 million in the Europe segment; and $2.0 million in the Corporate and other group.

Restructuring charges are included in the following line items: accrued restructuring charges and long-term restructuring in the Company’s unaudited condensed consolidated balance sheets and cost of sales and restructuring charges on the Company’s unaudited condensed consolidated statements of operations.

The following table details the changes in the restructuring accruals during the six months ended June 30, 2010 (in thousands):

Description	Year Ended December 31, 2009	Additions	Cash Payments	Adjustments	Six Months Ended June 30, 2010

Termination benefits	$516	$1,847	$(534)	$(58)	$1,771

Operating lease exit costs	2,233	1,754	(1,509)	(169)	2,309

Other restructuring costs	387		(391)	4	—
	$3,136	$3,601	$(2,434)	$(223)	$4,080

8. FAIR VALUE MEASUREMENTS

The Company performs fair value measurements in accordance with the guidance provided by fair value standards. The fair value standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The fair value standards establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value standards establish three levels of inputs that may be used to measure fair value:

•                  Level 1 — Quoted prices for identical instruments in active markets.

•                  Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active market.

•                  Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 is as follows (in thousands):

	Fair Value as of June 30, 2010	Level 1	Level 2	Level 3	Balance Sheet Classification
Assets —

Certificates of deposit	$5,444	—	$5,444	—	Marketable securities
Foreign currency contracts	—	—	—	—	Other current assets and other long-term assets

Total Assets	$5,444	$—	$5,444	$—

Liabilities — Foreign currency contracts	$119	$—	$119	$—	Accrued liabilities and other long-term liabilities

Marketable securities consist of certificates of deposit with maturities greater than three months and up to three years at the time of purchase. These securities are carried at fair value and are held at financial institutions.

The Company did not have any derivative instruments as of December 31, 2009.

Foreign Currency

Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. The Company’s foreign currency exchange rate risk is primarily limited to the Japanese Yen and the Euro. The Company may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge its net investment and intercompany payable or receivable balances in foreign operations. The Company did not have any material outstanding foreign currency related financial instruments at June 30, 2010 and December 31, 2009.

9. RISK MANAGEMENT AND DERIVATIVES

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency exchange rate risk. Forward contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk on forecasted revenue and inventory purchases denominated in foreign currencies. Other forward foreign exchange contracts are entered into to hedge against changes in the functional currency value of monetary assets and liabilities denominated in a non functional currency.

Accounting standards for derivative instruments and hedging activities requires the Company to recognize all of its derivative instruments as either assets or liabilities in its condensed unaudited consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. At June 30, 2010 the Company did not designate any of our derivatives as hedges and, therefore, all changes in fair value are reflected in our results of operations.

The following table presents the fair values of derivative instruments included within the unaudited condensed consolidated balance sheet as of June 30, 2010 is as follows (in thousands):

Liability Derivatives

	June 30, 2010	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	$119	Accrued liabilities

The Company did not have any derivative instruments as of December 31, 2009.

The following tables present the amounts affecting the unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2010 (in thousands):

Amount of Loss (Gain) Recognized in Income on Derivatives

	Three months ended June 30, 2010	Six months ended June 30, 2010	Location of Loss (Gain) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	$119	$119	Other expense (income), net

The Company did not have any derivative instruments during the three and six months ended June 30, 2009.

Foreign Currency Exchange Forwards

The following table summarizes the Company’s outstanding foreign currency exchange forward contracts at June 30, 2010 (in thousands):

Currency Purchased Forward		Currency Sold Forward	Maturity Date
Peso	2,570	$200	July 2010
	$1,210	€1,000	July 2010
	$2,922	£2,000	July 2010
	$2,000	¥180,000	July 2010

10. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Capital Lease Obligations: Certain Capitalized Software at 9.97% weighted average interest, due through 2012	$2,802	$1,329

Capital Lease Obligations: Certain Equipment at 8.8% weighted average interest, due through 2014	188	223
Total notes payable and capital lease obligations	$2,990	$1,552

Capital Leases

The Company holds various capital leases for certain equipment with a gross value of $0.4 million, which is depreciated using the straight-line method over its useful life.  Depreciation of equipment under capitalized leases is included in cost of sales and selling, general and administrative expenses line items on the Company’s unaudited condensed consolidated statements of operations.  Certain software acquired under various capital leases for a gross value of $3.6 million is classified as capitalized software and amortized using the straight-line method over the useful life.  Amortization of capitalized software under capitalized leases is included in the cost of sales and selling, general and administrative expenses line items on the Company’s unaudited condensed consolidated statements of operations.

Notes Payable

On September 25, 2009, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, N.A. (“PNC”), which matures on September 25, 2012.  The Credit Agreement provides for an asset-backed revolving credit facility of up to $30 million in total, which includes a $17.5 million sublimit for borrowings against the Company’s eligible inventory, a $2 million sublimit for borrowings against the Company’s eligible inventory in-transit, and a $4 million sublimit for letters of credit.  The total borrowings available under the Credit Agreement at any given time are subject to customary reserves and reductions to the extent the Company’s asset borrowing base changes.  Borrowings under the Credit Agreement are secured by all of the assets of the Company, including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests.  The Credit Agreement requires the Company to prepay borrowings under the Credit Agreement in the event of certain dispositions of property.

With respect to domestic rate loans, principal amounts outstanding under the Credit Agreement bear interest at a two percent (2%) premium over a rate that is the greater of either (i) PNC’s published reference rate, (ii) the Federal Funds Open Rate (as defined in the Credit Agreement) in effect on such day plus one half of one percent (0.5%) or, (iii) the sum of the daily LIBOR rate and one percent (1.0%).  Eurodollar denominated principal amounts outstanding under the Credit Agreement bear interest at the sum of three and one half percent (3.50%) premium over a rate that is the greater of (i) the Eurodollar rate, or (ii) one and one half percent (1.50%) with respect to Eurodollar loans, as applicable.   The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each period with respect to Eurodollar rate loans.

The Credit Agreement contains certain customary restrictive and financial covenants.  The Company was in compliance with these financial covenants as of June 30, 2010.

As of June 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Credit Agreement and at June 30, 2010 had issued and outstanding letters of credit of $1.0 million which were reserved against the borrowing base.

11. STOCK-BASED COMPENSATION

Options granted generally vest ratably over four years with the first year vesting on a “cliff” basis followed by monthly vesting for the remaining three years.  Compensation expense is recognized ratably over the four-year vesting period.  Stock-based compensation expense recognized, including options and non-vested shares, was $2.2 million and $3.9 million in the three and six months ended June 30, 2010, respectively.  For the three and six months ended June 30, 2009, stock-based compensation expense, including options and non-vested shares, was $19.4 million and $25.1 million.  Stock-based compensation is recognized in the cost of sales and selling, general and administrative expenses line item in the Company’s unaudited condensed statement of operations.

Stock Options

A summary of stock option activity for the three and six months ended June 30, 2010 is as follows:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2010 and December 31, 2009, respectively	7,054,554	$7.82	7,755,254	$7.67
Granted	100,000	$10.70	149,750	$9.58
Exercised	(575,447)	$3.04	(876,730)	$2.67
Forfeited or expired	(228,771)	$18.21	(677,938)	$12.15
Outstanding at June 30, 2010	6,350,336	$7.93	6,350,336	$7.93

Restricted Stock Awards

A summary of restricted stock award activity for the three and six months ended June 30, 2010 is as follows:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Non- vested	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2010 and December 31, 2009, respectively	839,298	$3.04	1,322,240	$3.04
Granted	218,357	$11.31	218,357	$11.31
Vested	(250,803)	$10.66	(508,411)	$9.82
Forfeited or expired	—	—	(225,334)	$1.34
Non-vested at June 30, 2010	806,852	$4.92	806,852	$4.92

Separation Agreement.

On March 31, 2010, the Company entered into a separation agreement with its former Chief Executive Officer.  Pursuant to the separation agreement, the vesting of options to purchase 100,000 shares of Company common stock, which were exercised, and 100,000 shares of restricted stock were accelerated as of March 31, 2010.  Additionally, pursuant to the terms of the separation agreement, the Company’s former Chief Executive Officer forfeited options to purchase 200,000 shares of Company common stock and 200,000 shares of restricted stock.  The Company recorded an insignificant amount to restructuring charges related to the acceleration of the vesting of these options and restricted stock awards.

12. INCOME TAXES

During the three months ended June 30, 2010, the Company recognized an income tax expense of $6.6 million on pre-tax income of $38.9 million, representing an effective income tax rate of 17.0% compared to an income tax expense of $7.6 million on a pre-tax loss of $22.7 million, representing an effective income tax rate of (33.3%) for the three months ended June 30, 2009.  During the six months ended June 30, 2010, the Company recognized an income tax expense of $10.0 million on a pre-tax income of $48.0 million, representing an effective income tax rate of 20.8% compared to an income tax expense of $7.8 million on a pre-tax loss of $44.9 million, representing an effective income tax rate of (17.3%) for the six months ended June 30, 2009.  The change in effective tax rate is primarily the result of the Company restructuring its international operations, cost sharing arrangements and release of valuation allowances related to net operating losses in various international entities.  The Company had unrecognized tax benefits of $29.2 million at January 1, 2010 and $29.5 million at June 30, 2010.

13. EARNINGS (LOSS) PER SHARE

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

EPS for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) attributable to common stockholders	$32,284	$(30,281)	$38,001	$(52,698)
Income allocated to participating securities	(303)	—	(358)	—
Net income (loss) attributable to common stockholders – basic	$31,981	$(30,281)	$37,643	$(52,698)

Weighted average common shares outstanding – basic	85,179,948	84,882,241	84,834,756	84,638,783
Dilutive effect of stock options	1,552,295	—	1,771,269	—
Dilutive effect of unvested shares	806,852	—	806,852	—
Weighted average common shares outstanding - diluted	87,539,095	84,882,241	87,412,877	84,638,783

Net income (loss) per common share:
Basic	$0.38	$(0.36)	$0.44	$(0.62)
Diluted	$0.37	$(0.36)	$0.43	$(0.62)

For all periods presented above, there were options outstanding which could potentially dilute basic EPS in the future but were not included in diluted income (loss) per share as their effect would have been anti-dilutive.  Due to the Company’s net loss for the three and six months ended June 30, 2009, the dilutive effect of stock options and unvested restricted stock awards were not included in the computation of diluted EPS, as their inclusion would have been anti-dilutive.  During 2009 the Company had participating securities that were not allocated net loss nor included in the computation of diluted EPS due to the Company’s net loss for the three and six months ended June 30, 2009.  The weighted average exercise price per share of the options that were anti-dilutive was $13.77 for both the three and six months ended June 30, 2010, and $5.65 and $10.84 for the three and six months ended June 30, 2009, respectively.  The total number of anti-dilutive options was 3,093,432 for both the three and six months ended June 30, 2010, and 4,869,628 for both the three and six months ended June 30, 2009.

14. VARIABLE INTEREST ENTITIES

In 2007, the Company established a relationship with Shanghai Shengyiguan Trade, Ltd Co (“ST”) for the purpose of serving as a distributor of the Company’s products in the People’s Republic of China. The Company has determined that ST is a variable interest entity for which it is the primary beneficiary and there are no other non-controlling interests. The Company currently controls all business activities and absorbs substantially all of the expected residual returns and substantially all of the expected losses of ST based on agreements with ST. The Company determined that it is the primary beneficiary of ST by virtue of its variable interest in the equity of ST. All voting rights have been assigned to the Company and there is a transfer agreement between ST and the Company under which all of the equity, assets, and liabilities are to be transferred to the Company at the Company’s sole discretion, subject to certain conditions. Accordingly, the Company’s consolidation of ST does not reflect a non-controlling interest.

The Company did not provide material financial support during the six months ended June 30, 2010 for the funding of ST’s operations. The condensed consolidated financial statements include $5.8 million in total assets as of June 30, 2010, primarily consisting of cash, inventory and receivables, partially offset by $0.2 million in liabilities as of June 30, 2010, primarily consisting of accounts payable and accrued expenses, excluding liabilities related to the support provided by the Company.  ST carries cash assets which are restricted to the extent that the monetary laws of the People’s Republic of China may limit the Company’s ability to utilize ST’s cash.

15. COMMITMENTS AND CONTINGENCIES

On July 26, 2005, the Company entered into an amended and restated four-year supply agreement with Finproject S.P.A., the former majority owner of Crocs Canada, pursuant to which the Company has the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain current customer dealings (including boot manufacturers). The supply agreement was extended through June 30, 2010, and provides that the Company meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement. The pricing is to be agreed upon each quarter and fluctuates based on order volume, currency fluctuations, and raw material prices.  The Company is currently in negotiations to extend the supply agreement.  The Company guarantees the payment to one of its raw material suppliers for purchases of material used by one of its third-party manufactures of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $2.6 million at June 30, 2010). The Company evaluates the estimated loss for the guarantee under ASC Topic 450, Contingencies, and Topic 460, Guarantees.  The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. To date, the Company has not made any payments under the guarantee and, as of June 30, 2010, has not recorded a liability related to the guarantee in its unaudited condensed consolidated financial statements, as the Company does not believe the potential obligation under this guarantee is material.

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

16. OPERATING SEGMENTS AND RELATED INFORMATION

The Company operates in the consumer products industry internationally in which the Company principally designs, manufactures, markets and sells its branded footwear for men, women and children.  During 2009, the Company changed the information that was presented to the chief operating decision maker and has restated its revenues, depreciation and amortization, operating income and assets by segment as shown below.  The Company identifies its reportable segments as those geographic regions that represent 10% or more of its revenue, operating income (as defined below), or total assets.  The Company has three reportable segments: Americas, Europe and Asia. All of the reportable segments derive their revenue from the sale of footwear, apparel and accessories.  The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and operating income.

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

	Three Months Ended June 30		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues:
Americas	$103,473	$84,128	$175,623	$150,540
Europe	34,556	32,224	72,498	60,496
Asia	88,681	79,968	143,351	118,966
Total segments	226,710	196,320	391,472	330,002
Corporate and other	1,336	1,402	3,426	2,612
Total consolidated revenues	$228,046	$197,722	$394,898	$332,614

Operating Income:
Americas	$23,423	$5,697	$34,657	$7,923
Europe	8,049	11,241	17,675	12,224
Asia	31,742	33,708	44,278	29,877
Total segments	63,214	50,646	96,610	50,024
SG&A restructuring	—	(5,915)	(2,539)	(5,953)
Asset impairment	—	(23,655)	(141)	(23,724)
Corporate and other	(24,488)	(45,595)	(45,809)	(67,481)
Total consolidated operating income (loss)	38,726	(24,519)	48,121	(47,134)
Interest expense	163	562	292	1,257
Gain on charitable contributions	(32)	(2,024)	(116)	(2,024)
Other expense (income), net	(291)	(343)	(50)	(1,446)
Income (loss) before income taxes	$38,886	$(22,714)	$47,995	$(44,921)

Depreciation and Amortization:
Americas	$2,406	$2,048	$4,591	$4,524
Europe	680	1,717	1,453	3,280
Asia	1,358	902	2,943	1,722
Total segments	4,444	4,667	8,987	9,526
Corporate and other	4,367	5,006	8,623	9,651
Total consolidated depreciation and amortization	$8,811	$9,673	$17,610	$19,177

	June 30, 2010	December 31, 2009
	(in thousands)
Assets:
Americas	$241,646	$277,454
Europe	63,919	66,838
Asia	73,983	151,052
Total segments	379,548	495,344
Corporate and other	117,505	(85,606)
Total consolidated assets	$497,053	$409,738

17. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$32,284	$(30,281)	$38,001	$(52,698)
Foreign currency translation	(4,087)	6,236	(5,786)	2,306
Comprehensive income (loss)	$28,197	$(24,045)	$32,215	$(50,392)

18. LEGAL PROCEEDINGS

On March 31, 2006, the Company filed a complaint with the International Trade Commission (“ITC”) against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, the Company filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. The Company’s motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X Sports, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng’s Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge (“ALJ”) issued an Initial Determination of non-infringement related to one of the patents at issue. The Company filed a petition with the Commission to review this determination. The Commission granted the Company’s petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ’s determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission’s order. In light of the Commission’s Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to 14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. The Company filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ’s findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. The Company filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit was completed in April 2009 and oral arguments were heard on July 10, 2009. On October 4, 2009, the Company and Collective Licensing International, LLC reached a settlement. Collective Licensing International, LLC agreed to cease and desist infringing on the Company’s patents and to pay the Company certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found that the Commission erred in finding that the utility patent was obvious and reversed the Commission’s determination of non-infringement of the design patent.  On April 12, 2010, one of the remaining parties, Effervescent, Inc., filed a request for a panel or en banc hearing with the Federal Circuit of the February 24, 2010 decision to which the Company responded on April 28, 2010.  The Federal Circuit denied the petition on May 20, 2010 and the matter has been remanded to the ITC.  On July 6, 2010, the Commission ordered the matter to be assigned to an ALJ for a determination on enforceability.

On April 3, 2006, the Company filed a complaint in the U.S. District Court for the District of Colorado alleging patent and trade dress infringement and seeking injunctive relief against Acme EX-IM, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd, Inter-Pacific Trading Corporation, Shaka Holdings,

Inc., and Does 1-10 based upon certain utility and design patents that were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. Consent judgments have been entered against Shaka Holdings, Inc., Interpacific Trading Corporation and Acme Ex-Im, Inc. The Company entered into a settlement with Australia Unlimited, and filed a stipulation for dismissal of all claims and counterclaims on January 25, 2007. The Company has entered into a settlement agreement with D. Myers & Sons and obtained a consent judgment in connection therewith on May 23, 2007. On June 11, 2009, the Company filed a Notice of Voluntary Dismissal of Gen-X Sports, Inc. on the basis of settlement and on November 4, 2009, the Company filed a Notice of Voluntary Dismissal with prejudice of Collective Licensing International, LLC on the basis of settlement. This action has been stayed pending resolution in the ITC Proceeding, Investigation No. 337 TA-567.

The Company and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007; several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the Court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased the Company’s stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint alleges that, during the Class Period, defendants made false and misleading public statements about the Company and its business and prospects and that, as a result, the market price of the Company’s stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in the Company’s stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys’ fees and costs of litigation. The Company believes the claims lack merit and intends to defend the action vigorously. Motions to dismiss are currently pending with the Court. On November 11, 2009, presiding Judge Blackburn recused himself because a relative of a member of his staff held a substantial position in Crocs stock.  The clerk’s office has transferred the case to Judge Brimmer.  As a result, the timing for a ruling on any motion to dismiss is uncertain. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter.

On December 8, 2009, Columbia Sportswear Company (“Columbia”) filed an Amended Complaint adding the Company as a defendant in a case between Columbia and Brian P. O’Boyle and 1 Pen. Inc. in the Multnomah County Circuit Court in the State of Oregon. Columbia asserted claims against the Company for misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, intentional interference with contract, injunctive relief, disgorgement and an accounting. The Amended Complaint sought damages in an unspecified amount, return of patent rights, reasonable attorney’s fees and costs and expenses against the Company. The Company and Columbia settled all issues between them and Columbia dismissed with prejudice all claims against the Company in exchange for certain monetary and other considerations.

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

Overview

We are a designer, manufacturer, distributor, worldwide marketer and brand manager of footwear for men, women and children.  We strive to be the global leader in molded footwear design and development.  We design, manufacture and sell a broad product offering that provides new and exciting molded footwear products that feature fun, comfort and functionality. Our products include footwear and accessories that utilize our proprietary closed cell-resin, called Croslite.  Our Croslite material is unique in that it enables us to produce an innovative, lightweight, non-marking, and odor-resistant shoe.  Certain shoes made with the Croslite material have been certified by U.S. Ergonomics to reduce peak pressure on the foot, reduce muscular fatigue while standing and walking and to relieve the musculoskeletal system.

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

Presentation of Operating Segments

We have three operating segments: Americas, Europe and Asia.  All of the reportable segments derive their revenue from the sale of footwear, apparel and accessories.  We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating income.   We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses or indirect general, administrative and other expenses.  The corporate and other category includes (i) Ocean Minded, (ii) Colorado Footwear CV, and (iii) corporate category, which maintains corporate costs such as stock-based compensation, research and development, brand marketing, legal expenses, depreciation on global long-lived assets such as molds, tooling, IT systems, and other global costs that are not allocated to the regions.  Segment profits or losses include adjustments to eliminate intercompany profit or losses on intercompany sales.  Net revenues in the discussion that follows represent sales to external customers for each segment.

Recent Events

During the three months ended June 30, 2010, revenues increased 15.3%, or $30.3 million, compared to the three months ended June 30, 2009 as a result of stronger sales in each of our geographic operating segments.  Our diluted earnings per share for the second quarter of 2010 improved to $0.37 diluted earnings per share compared to the second quarter of 2009, when we reported a net loss per diluted share of ($0.36).  We believe these financial improvements are a reflection of our 2009 cost savings initiatives described below, an increased marketing presence and an improved global economic climate.

During 2009, we undertook various cost savings initiatives in an effort to better align our cost structure with revenue.  These cost savings initiatives included the consolidation of our global distribution centers; reduction of warehouse space; impairments of certain assets we no longer intended to utilize, including molds, tooling, equipment and other assets; reduction in future stock-based compensation expense as a result of a tender offer; and reduction in our global workforce.  In addition, during 2009, we executed against a plan to dispose of excess discontinued and impaired product inventories.  Much of this product had been written down to a level that we considered realizable; however, we were able to sell this product at prices substantially higher than what we had previously estimated.  Accordingly, the net effect of these sales was accretive to our gross profit and revenue in 2009.  In the second quarter of 2010, sales of discontinued and impaired product were at more normal levels given seasonality and historical fluctuations in our business.

General

Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. Because we use both internal manufacturing and contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our Company-operated facilities, including raw materials costs and all direct overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers and costs to transport these products to our facilities, inclusive of all warehouse and outbound freight and duties expenses. Cost of sales also includes depreciation and amortization of manufacturing assets such as molds and tooling. Our selling, general and administrative expense consists primarily of wages and related payroll and employee benefit costs for selling, marketing and administrative employees, unrealized gains or losses on foreign currency exchange, all non-product retail-related expenses (including rent and depreciation) and professional fees, facility expenses, bank charges and non-cash charges for share-based compensation. Selling, general and administrative expenses also include depreciation and amortization related to non-product, non-manufacturing assets such as our global information systems.

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Change
	2010	2009	$	%
	(amounts in thousands, except per share data)
Revenues	$228,046	$197,722	$30,324	15.3%
Cost of sales	96,127	96,610	(483)	(0.5)%
Gross profit	131,919	101,112	30,807	30.5%
Selling, general and administrative expenses	94,047	94,606	(559)	(0.6)%
Foreign currency transaction losses (gains), net	(1,129)	(3,623)	2,494	68.8%
Restructuring charges	—	5,915	(5,915)	N/M
Impairment charges	—	23,655	(23,655)	N/M
Charitable contributions	275	5,078	(4,803)	(94.6)%
Income (loss) from operations	38,726	(24,519)	63,245	257.9%
Interest expense	163	562	(399)	(71)%
Other, net	(323)	(2,367)	2,044	86.4%
Income (loss) before income taxes	38,886	(22,714)	61,600	271.2%
Income tax expense	6,602	7,567	(965)	(12.8)%
Net income (loss)	$32,284	$(30,281)	$62,565	206.6%
Net income (loss) per diluted share	$0.37	$(0.36)	$0.73	N/M

Gross margin	57.8%	51.1%
Operating margin	17.0%	(12.4)%

N/M — Not meaningful

Revenues  Revenues increased $30.3 million to $228.0 million in the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Total unit sales of footwear products increased by 5.1% and average selling price per pair of shoes increased $1.96 during the three months ended June 30, 2010 compared to the same period in 2009, as shown in the table below.  During the three months ended June 30, 2009, we sold $23.7 million in end of life and impaired products as we disposed of excess and impaired inventory as described above in “Recent Events”.  The following table sets forth revenue by channel and by region as well as other revenue information for the second quarter of 2010 and 2009:

	Three months ended June 30,		Change
	2010	2009	$	%
	(in millions, except average selling price)
Wholesale channel revenue	$140.0	$125.0	$15.0	12.0%
Retail channel revenue	66.4	55.3	11.1	20.1%
Internet channel revenue	21.6	17.4	4.2	24.1%

Americas revenue (includes Corporate)	$104.8	$85.5	$19.3	22.6%
Asia revenue	88.6	80.0	8.6	10.8%
Europe revenue	34.6	32.2	2.4	7.5%

Footwear unit sales	12.3	11.7	0.6	5.1%
Average selling price	$17.76	$15.80	$1.96	12.4%

Revenue from our wholesale channel grew in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, particularly in the Americas and in Asia.  We believe the revenue increase in this channel is due to improved economic conditions and efforts made in 2009 and 2010 to improve our wholesale customer relationships.  Additionally, we believe that heightened brand awareness, a result of fully-integrated marketing campaigns during the quarter (described previously in “Overview”), has positively impacted sell-through for our wholesale customers.

Revenue from our company-operated retail locations increased 20.1% in the three months ended June 30, 2010 compared to the same period in the previous year, driven by the opening of 53 new company-operated retail locations year over year.  We plan to close certain kiosks and open more branded stores in the future.  The table below sets forth information about the number of company-operated retail locations as June 30, 2010 and 2009:

	As of June 30,
	2010	2009	Change
Company-operated retail locations - Total	363	310	53
Type:
Crocs Kiosk/Store in Store	185	188	(3)
Crocs Retail Stores	110	76	34
Crocs Outlet Stores	68	46	22

Geography:
Americas company-operated retail locations	188	166	22
Asia company-operated retail locations	155	123	32
Europe company-operated retail locations	20	21	(1)

The increase in revenue from our internet channel was driven by increased sales in our Europe segment, resulting from the addition of local language internet sites for France, Germany, Spain and Italy as well as increased demand for our products overall.  These increases were partially offset by revenue declines from our internet channel in Asia where we saw a drop in demand due to prolonged cold weather and an increase in imitation products in the region, particularly in Japan.

Revenue from our combined consumer-direct sales channels, defined as our retail and internet channels, increased from 36.8% for the three months ended June 30, 2009 to 38.6% of revenue in the three months ended June 30, 2010.  As these channels become a larger portion of our business, we expect to see some improvements in total revenue and gross margin as we have traditionally been able to achieve a higher average selling price in this channel.

The majority of our revenues during the three months ended June 30, 2010 were attributable to our non-classic footwear models.  Our classic models and core products (defined below) have become a smaller portion of our total revenue in recent quarters. Sales of our classic models, core products and new 2010 footwear products as a percentage of our total unit sales is presented in the table below:

	Three Months Ended June 30,
	2010	2009
Classic models (Beach and Crocs Classic)	11.9%	15.8%
Core products(1)	21.3%	30.1%
New 2010 footwear products	23.7%	N/A

(1) Core products includes Classic models, Kids Crocs Classic, Athens, Kids Athens, Mary Jane, Girls Mary Jane, Mammoth and Kids Mammoth.

Average foreign currency exchange rates during the three months ended June 30, 2010 increased revenue by $5.7 million as compared to the three months ended June 30, 2009.  We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

Americas Segment - Revenue.  Our revenues from the Americas segment increased 23.1%, or $19.4 million, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily driven by revenue growth in all channels (wholesale, retail and internet).  Second quarter revenue from company-operated retail locations in the Americas increased 35.2%, or $10.3 million, to $39.6 million in 2010 compared to 2009 as we opened 22 additional company-operated retail locations in the region.  We continue to execute against plans to grow revenue in the U.S. wholesale channel which include, but are not limited to, investments in cooperative advertising and merchandising assistance for select locations at our largest U.S. wholesale accounts.

Asia Segment - Revenue.  Our revenues in Asia increased 10.8%, or $8.6 million, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 driven by continued strong demand in our Asia wholesale channel and favorable variances in foreign currency exchange rates, partially offset by a decline in internet revenue as discussed above.  Revenue from company-operated retail locations in Asia increased 1.3%, or $0.3 million, to $22.7 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The number of company-operated retail locations in the region increased by 32 year over year.  Revenue growth from our company-operated retail locations was negatively affected by a prolonged cold weather season in parts of the region and an increase in imitation products in Japan.

Europe Segment - Revenue.  Our revenues in Europe increased 7.5%, or $2.4 million, to $34.6 million in the three months ended June 30, 2010 from $32.2 million for the same period in 2009 driven by increases across all revenue channels in the region.  Revenue from company-operated retail locations was $4.1 million in the three months ended June 30, 2010 versus $3.5 million for the three months ended June 30, 2009 and our company-operated retail locations decreased by 1.

Gross profit. We achieved an increase in our gross profit, from $101.1 million to $131.9 million, and gross margin, from 51.1% to 57.8%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  The increase is primarily attributable to favorable shifts in product mix toward higher margin products as well as restructuring charges of $5.3 million recognized during the second quarter of 2009 as we closed and consolidated our distribution space in North America and Europe.  Additionally, we continue to execute against our strategy to increase shipments made directly from the factories to our wholesale customers and our retail channel.  These factory-direct shipments lower our distribution cost and, as factory-direct shipment volume increased, we began to realize benefits from this program in the second quarter of 2010.  Offsetting this increase was the accretive effect of impaired unit sales that took place during the second quarter of 2009 as discussed in “Recent Events.”  The net effect of these sales during the second quarter of 2009 was $25.3 million. Our consumer-direct (internet and retail) channels, which typically yield higher margins than our wholesale channel, stayed flat as a percentage of revenue.

Average foreign currency exchange rates during the three months ended June 30, 2010 increased our gross profit by $3.5 million as compared to the three month period ended June 30, 2009.  We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit.  Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

Selling, general and administrative expenses and foreign currency transaction losses (gains).   Selling, general and administrative expense decreased 0.6% in the three months ended June 30, 2010 compared to the same period in 2009, driven primarily by a decrease in stock compensation expense of $14.0 million, $13.3 million of which was due to the acceleration of stock-based compensation expense in the second quarter of 2009 related to options purchased in our tender offer.  The decrease in stock-based compensation expense was offset by an increase in $11.5 million in selling, general and administrative expenses including: salaries expense, rent and building costs as a result of our continued expansion of our retail selling channel, and marketing expense for media and agency costs related to our spring marketing campaign. Selling, general and administrative expenses for the three months ended June 30, 2010 were favorably impacted by a net gain on changes in currency exchange rates for transactions denominated, and settled or to be settled, in a currency other than the functional currency of $1.1 million compared to a net gain on changes in currency exchange rates of $3.6 million for the three months ended June 30, 2009.

Average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency, the U.S. dollar, during the three months ended June 30, 2010 increased selling, general and administrative expenses by approximately $0.7 million as compared to the three months ended June 30, 2009.

Restructuring charges.  We recorded $1.3 million in restructuring charges in the three months ended June 30, 2010, all of which was recorded to cost of sales.  These restructuring charges consisted primarily of a change in estimate of our original accruals for lease termination costs for our distribution facilities in North America and Europe.

For the three months ended June 30, 2009, we recorded a combined $11.2 million in restructuring charges, of which $5.3 million was included in costs of sales and $5.9 million was included within operating income.  These charges consisted of:

•                  $4.1 million in costs associated with the consolidation of our warehousing, distribution and office space worldwide;

•                  $2.2 million in severance costs;

•                  $1.1 million related to the release from further obligations under the earn-out provisions of our acquisition of Bite, LLC; and

•                  $3.8 million in other restructuring charges.

Impairment charges. During the three months ended June 30, 2009, we recorded $23.7 million in impairment charges.  These charges consisted of:

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

Income (Loss) from Operations.  During the three months ended June 30, 2010, we generated income from operations of $38.7 million compared to a loss from operations of $24.5 million for the three months ended June 30, 2009, for the reasons stated above.  The following table summarizes operating income (loss) by segment for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010	2009
Operating Income:
Americas	$23,423	$5,697
Europe	8,049	11,241
Asia	31,742	33,708
Total segments	63,214	50,646
SG&A Restructuring	—	(5,915)
Asset Impairment	—	(23,655)
Corporate and other	(24,488)	(45,595)

Total consolidated operating income (loss)	$38,726	$(24,519)

Segments — Operating Margin.  When compared to the three months ended June 30, 2009, we experienced improved operating income in our Americas operating segment during the three months ended June 30, 2010 driven by increased revenue and operational improvements resulting from cost savings initiatives undertaken in 2009.  The decline in our Europe segment during the three months ended June 30, 2010, when compared to the three months ended June 30, 2009, was primarily driven by restructuring charges recorded to cost of sales related to the change in estimate for lease termination costs at our distribution facility in Europe and the accretive effect of impaired unit sales that took place during the second quarter of 2009 as discussed in “Recent Events.”  The decrease in our Asia segment operating margin in the three months ended June 30, 2010, when compared to the same period in 2009, was primarily attributable to increased costs associated with the expansion of our retail selling channel, as discussed previously.

Interest expense.  Interest expense decreased $0.4 million to $0.2 million in the three months ended June 30, 2010 compared to $0.6 million in the three months ended June 30, 2009.  This decline was driven by lower borrowings under our current asset-backed credit facility during the second quarter of 2010 compared with borrowings under our revolving credit facility during second quarter of 2009.

Income tax expense.  During the three months ended June 30, 2010, we recognized an income tax expense of $6.6 million on pre-tax income of $38.9 million, compared to income tax expense of $7.6 million on pre-tax loss of $22.7 million for the three months ended June 30, 2009.  The effective tax rate was 17.0% during the three months ended June 30, 2010.   The change in effective tax rate is primarily the result of the Company restructuring its international operations, cost sharing arrangements and release of valuation allowances related to net operating losses in various international entities.

Comparison of the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,		Change
	2010	2009	$	%
	(amounts in thousands, except per share data)
Revenues	$394,898	$332,614	$62,284	18.7%
Cost of sales	176,275	181,771	(5,496)	(3.0)%
Gross profit	218,623	150,843	67,780	44.9%
Selling, general and administrative expenses	168,825	163,395	5,430	3.3%
Foreign currency transaction losses (gains), net	(1,421)	(214)	(1,207)	(564)%
Restructuring charges	2,539	5,953	(3,414)	(57.3)%
Impairment charges	141	23,724	(23,583)	(99.4)%
Charitable contributions	418	5,119	(4,701)	(91.8)%
Income (loss) from operations	48,121	(47,134)	95,255	202.1%
Interest expense	292	1,257	(965)	(76.8)%
Other, net	(166)	(3,470)	3,304	95.2%
Income (loss) before income taxes	47,995	(44,921)	92,916	206.8%
Income tax expense	9,994	7,777	2,217	28.5%
Net income (loss)	$38,001	$(52,698)	$90,699	172.1%
Net income (loss) per diluted share	$0.43	$(0.62)	$1.05	N/M

Gross margin	55.4%	45.4%
Operating margin	12.2%	(14.2)%

N/M — Not meaningful

Revenues.  For the six months ended June 30, 2010, revenues increased $62.3 million to $394.9 million as compared to the six months ended June 30, 2009. Total unit sales of footwear products increased to 22.1 million units, a 2.0 million unit increase from the same period in 2009.  Average selling price per unit of footwear for the six months ended was $17.16, as noted in the table below. During the six months ended June 30, 2009, we sold $43.0 million in end of life and impaired products as we disposed of this inventory as described above in “Recent Events”.  The following table sets forth revenue by channel and by region as well as other revenue information for the first half of 2010 and 2009:

	Six months ended June 30,		Change
	2010	2009	$	%
	(in millions, except average selling price)
Wholesale channel revenue	$260.2	$220.3	$39.9	18.1%
Retail channel revenue	100.8	83.2	17.6	21.2%
Internet channel revenue	33.9	29.1	4.8	16.5%

Americas revenue (includes Corporate)	$179.0	$153.1	$25.9	16.9%
Asia revenue	143.4	119.0	24.4	20.5%
Europe revenue	72.5	60.5	12.0	19.8%

Footwear unit sales	22.1	20.1	2.0	10.0%
Average selling price	$17.16	$15.51	$1.65	10.6%

Revenue from our wholesale channel was stronger globally in the first quarter of 2010 and gained momentum in the second quarter of 2010, as compared to the same period in 2009, particularly in Asia and the Americas. We believe the increase to be largely the result of improved economic conditions, continuing efforts made to improve our wholesale customer relationships and market acceptance of our new spring/summer products.

Our company-operated retail locations experienced a 21.2% increase in revenues for the six months ended June 30, 2010 compared to the same period in the previous year.  This growth was driven by the expanded availability of product to our retail customer due to the increase in retail locations year over year (see table above), where we can better merchandise the full breadth and depth of our product line.

The increase in revenue from our internet channel was driven by increased sales in our Europe segment, resulting from  the addition of local language internet sites in France, Germany, Spain and Italy and increased demand for our products overall.  These increases were partially offset by revenue declines from our internet channels in Asia due to the factors noted above.

Revenue from our combined consumer-direct sales channels, defined as our retail and internet channels, increased from 33.8% for the six months ended June 30, 2009 to 34.1% of revenue in the six months ended June 30, 2010.  As these channels become a larger portion of our business, we expect to see some improvements in total revenue and gross margin as we have traditionally been able to achieve a higher average selling price in this channel.

Average foreign currency exchange rates during the six months ended June 30, 2010 contributed $14.9 million to our revenues as compared to the six months ended June 30, 2009.  We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

Americas Segment - Revenue.  Our revenues from the Americas segment increased 16.7%, or $25.1 million, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, as a result of increased revenue in all channels. The increase in revenues in this segment was driven by volume and price improvements in our retail and wholesale channels.  Revenue from Company-operated retail locations in the Americas increased 31.7%, or $14.7 million, to $61.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.   Our company-operated retail locations in the Americas increased by 22 year over year.  We continue to execute against plans to grow revenue in the U.S. wholesale channel as discussed above.

Asia Segment - Revenue.  Our revenues in Asia increased 20.5%, or $24.4 million, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 as a result of continued strong demand in our Asia wholesale channel and price improvements in our retail channel, partially offset by a decline in internet revenue.  Revenue from company-operated retail locations in Asia increased 6.0%, or $1.9 million, to $33.7 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Company-operated retail locations in our Asia region grew by 32 year over year.  Revenue growth from our company-operated retail locations was negatively affected by a prolonged cold weather season in parts of the region and a rise in imitation products in Japan.

Europe Segment - Revenue.  Our revenues in Europe increased 19.8%, or $12.0 million, to $72.5 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase was driven by growth across all selling channels in the region.  Revenue from company-operated retail locations increased $0.9 million or 18.0% to $5.9 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Gross profit. Increases in gross profit, from $150.8 million to $218.6 million, and gross margin, from 45.4% to 55.4%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 were attributable to favorable shifts in product mix and volumes. Additionally, we continue to execute against our strategy to increase shipments made directly from the factories to our wholesale customers and our retail channel.  These factory-direct shipments lower our distribution cost and, as factory-direct shipment volume increased, we began to realize benefits from this program in the first half of 2010.  The increase is also attributable to restructuring charges of $5.3 million, recognized in the second quarter of 2009, as we closed and consolidated our distribution space in North America and Europe.

Average foreign currency exchange rates during the six months ended June 30, 2010 increased our gross profit by $8.2 million as compared to the six months ended June 30, 2009.  We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit.  Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

Selling, general and administrative expenses and foreign currency transaction losses (gains).   Selling, general and administrative expense increased $5.4 million or 3.3% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase is primarily due to an increase of $18.0 million in marketing expense for media and agency costs related to our spring marketing campaign, salaries expense, and rent and other retail-related costs largely driven by the continued expansion of our retail selling channel.  Offsetting these increases was a $16.2 million decline in stock-based compensation, $13.3 million of which was due to the acceleration of stock-based compensation expense from our 2009 tender offer.  Selling, general and administrative expenses for the six months ended June 30, 2010 were favorably impacted by a net gain on changes in currency exchange rates for transactions denominated, and settled or to be settled, in a currency other than the functional currency of $1.4 million compared to a net gain on changes in currency exchange rates of $0.2 million for the six months ended June 30, 2009.

Changes in the average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency, the U.S. dollar, from the first half of 2009 to the same period in 2010 increased selling, general and administrative expenses by approximately $2.8 million.

Restructuring charges.  We recorded $3.8 million in restructuring charges in the six months ended June 30, 2010, of which $1.3 million was recorded to cost of sales.  These restructuring charges consisted of $2.0 million in severance costs related to the departure of our former Chief Executive Officer, John Duerden, during the first quarter of 2010 as well as $1.8 million which was related to a change in estimate of our original accruals for lease termination costs for our Canadian office, closed in 2008, and our distribution facilities in North America and Europe.

For the six months ended June 30, 2009, we recorded a combined $11.2 million in restructuring charges, of which $5.3 million was included in costs of sales and $5.9 million was included within operating income.  These charges consisted of:

•                  $4.1 million in costs associated with the consolidation of our warehousing, distribution and office space worldwide;

•                  $2.2 million in severance costs;

•                  $1.1 million related to the release from further obligations under the earn-out provisions of our acquisition of Bite, LLC; and

•                  $3.8 million in other restructuring charges.

Impairment charges. During the three months ended June 30, 2009, we recorded $23.7 million in impairment charges.  These charges consisted of:

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

Income (Loss) from Operations.  We generated income from operations of $48.1 million for the first six months of 2010 compared to a loss from operations of $47.1 million for the six months ended June 30, 2009, for the reasons stated above.  The following table summarizes operating income (loss) by segment for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Operating Income:
Americas	$34,657	$7,923
Europe	17,675	12,224
Asia	44,278	29,877
Total segments	96,610	50,024
SG&A Restructuring	(2,539)	(5,953)
Asset Impairment	(141)	(23,724)
Corporate and other	(45,809)	(67,481)
Total consolidated operating income (loss)	48,121	(47,134)

Segments — Operating Margin.  We experienced higher operating income in each of our operating segments during the six months ended June 30, 2010 compared to the first six months ended June 30, 2009.  These improvements were driven by increased revenue in each of our segments compared to the first six months of 2009 as well as cost savings initiatives undertaken in 2009, as discussed in “Recent Events”.

Interest expense.  Interest expense decreased $1.0 million to $0.3 million in the six months ended June 30, 2010 compared to $1.3 million in the six months ended June 30, 2009.  This decline was driven by lower borrowings under our current asset-backed credit facility in the first six months of 2010 compared with borrowings under our revolving credit facility during the first six months of 2009.

Income tax expense.  During the six months ended June 30, 2010, we recognized an income tax expense of $10 million on pre-tax income of $48 million, compared to income tax expense of $7.8 million on pre-tax loss of $44.9 million for the six months ended June 30, 2009.  The effective tax rate was 20.8% for the six months ended June 30, 2010.   The change in effective tax rate is primarily the result of the Company restructuring its international operations, cost sharing arrangements and release of valuation allowances related to net operating losses in various international entities.

Liquidity and Capital Resources

At June 30, 2010, we had $96.9 million in cash and cash equivalents. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next 12 months.  In order to provide additional liquidity in the future and to help support our strategic goals, we also have an asset-backed revolving line of credit, which provides us with up to $30 million in borrowings. We entered into this Revolving Credit and Security Agreement with PNC Bank, N.A. (the “Credit Agreement”), on September 25, 2009.  The Credit Agreement matures on September 25, 2012 and provides for borrowings of up to $30 million in total, which includes a $17.5 million sublimit for borrowings against our eligible inventory, a $2 million sublimit for borrowings against our eligible inventory in-transit, and a $4 million sublimit for letters of credit.  The total borrowings available under the Credit Agreement at any given time are subject to customary reserves and reductions to the extent our asset borrowing base changes.  Borrowings under the Credit Agreement are secured by all of our assets, including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests.  The Credit Agreement requires us to prepay borrowings under the Credit Agreement in the event of certain dispositions of property.

With respect to domestic rate loans, principal amounts outstanding under the Credit Agreement bear interest at a two percent (2%) premium over a rate that is the greater of either (i) PNC’s published reference rate, (ii) the Federal Funds Open Rate (as defined in the Credit Agreement) in effect on such day plus one half of one percent (0.5%) or, (iii) the sum of the daily LIBOR rate and one percent (1.0%).  Eurodollar denominated principal amounts outstanding under the Credit Agreement bear interest at the sum of three and one half percent (3.50%) premium over a rate that is the greater of (i) the Eurodollar rate, or (ii) one and one half percent (1.50%) with respect to Eurodollar loans, as applicable.   The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each period with respect to Eurodollar rate loans.

As of June 30, 2010, we had no outstanding borrowings under the Credit Agreement and were in compliance with financial covenants under the Credit Agreement. Additional future financing may be necessary; however, due to current macroeconomic conditions and their affect on the global credit markets, there can be no assurance that we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Our accounts receivable balance as of June 30, 2010 was $94.0 million, an increase of $26.9 million compared to the balance as of June 30, 2009.  The increase in accounts receivable was driven by higher sales in the second quarter of 2010 when compared to the second quarter of 2009.  Days sales outstanding increased from 30.9 days at June 30, 2009 to 37.5 days at June 30, 2010.  This increase was largely the result of product shipments late in the second quarter of 2010.  Compared to December 31, 2009, our accounts receivable balance increased $43.5 million.  This increase is primarily attributable to the increase in revenues during the second quarter of 2010 when compared to the three months ended December 31, 2009.

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

We consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position.  However, most of the cash held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country.   Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries.   These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity.  As of June

30, 2010, we held $84.4 million of our total $96.9 million in cash in international locations.  This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held.  Of the $84.4 million, $28.0 million could potentially be restricted, as described above.  If the remaining $56.4 million were to be repatriated to the U.S., we would be required to pay approximately $2.8 million in international withholding taxes with no offsetting credit.  We believe that we have sufficient U.S. net operating losses (“NOLs”) to absorb any future increases to U.S. net income (and therefore, U.S. federal income tax) brought about by potential cash repatriation.  There are full valuation allowances on the NOLs that would be released to result in no tax effect or cash tax payments for the U.S. if we were to repatriate $53.6 million in cash to the U.S. as of June 30, 2010.

We have entered into various operating leases that require cash payments on a specified schedule.  Over the next five years we will make payments of $119.2 million related to our operating leases.  We plan to continue to enter into operating leases related to our retail stores.  We also continue to evaluate cost reduction opportunities.  Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs.  Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

Our inventories increased to $113.6 million at June 30, 2010 from $93.3 million as of December 31, 2009 largely driven by seasonality as we prepared for our peak selling season.

During the three and six months ended June 30, 2010 and 2009, we had net capital expenditures of $11.0 million and $18.8 million and $9.7 million and $14.1 million, respectively.  We will continue to make ongoing capital investments in molds and other tooling equipment related to manufacturing new products and footwear styles as well as those related to opening additional retail stores. We continue to evaluate our software needs and may continue to spend on upgrades or improvements to current systems or may implement new systems as our business needs require.

Seasonality

Due to the seasonal nature of our product, which is more heavily focused on footwear styles suitable for warm weather,  revenues generated during our first and fourth quarters are typically less than revenues generated during our second and third quarters, when the northern hemisphere is experiencing warmer weather.  We intend to continue branching out into other types of footwear, including offering more winter-oriented styles, and this product expansion may help us mitigate some of this seasonality in the future.  Our quarterly results of operations may fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions.  Accordingly, results of operations and cash flows for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any other year.

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.

Significant Accounting Policies and Estimates

For a discussion of accounting policies that we consider significant to our business operations and understanding of our results of operations, see Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.

Effective January 1, 2010, we changed our inventory valuation method for all inventories from the first-in, first-out (“FIFO”) cost method to the moving average cost method, which approximates FIFO.  We believe the change to the moving average cost method is preferable under the circumstances because the moving average methodology results in better alignment with the physical flow of inventory than the FIFO methodology, it is calculated by our inventory information system, which incorporates automated controls, and is also the method management uses when preparing budgets, reviewing actual and forecasted financial information, as well as the method used in determining incentive management compensation.  The moving average cost results substantially in the same results of operations per period.  As such, financial statements for periods ending on or before December 31, 2009 have not been retroactively adjusted due to immateriality. The impact of the change for the three month and six month period ended June 30, 2010 is also immaterial.  We do not believe the change will have a significant impact on our financial statements in the future.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Credit and Interest Rate Risk

We are exposed to interest rate risk to the extent that interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities.  As previously discussed, on September 25, 2009, we entered into the Credit Agreement with PNC for an asset-backed revolving credit facility which provides for borrowings of up to $30.0 million in total, subject to certain restrictions. With respect to domestic rate loans, principal amounts outstanding under the Credit Agreement will bear interest at a two percent (2%) premium over a rate that is the greater of either (i) PNC’s published reference rate, (ii) the Federal Funds Open Rate (as defined in the Credit Agreement) in effect on such day plus one half of one percent (0.5%), or (iii) the sum of the daily LIBOR rate and one percent (1.0%).  Eurodollar denominated principal amounts outstanding under the Credit Agreement will bear interest at the sum of three and one half percent (3.50%) premium over a rate that is the greater of (i) the Eurodollar rate, or (ii) one and one half percent (1.50%) with respect to Eurodollar loans, as applicable.   The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each period with respect to Eurodollar rate loans.  Since we currently have no outstanding borrowings as of June 30, 2010 under the Credit Agreement, a change in prevailing interest rates in the near term will not materially affect our overall results.

We earned interest income of $0.3 million on our cash and cash equivalents during the three months ended June 30, 2010.  Currently, our sensitivity to market fluctuations in interest rates is not material to our overall results.

Foreign Currency Exchange Risk

We have significant revenues from foreign sales in recent periods.  While the majority of expenses attributable to our foreign operations are paid in the functional currency of the country in which such operations are conducted, we pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations.  We are primarily exposed to changes in exchange rates for the Japanese Yen and the Euro.  In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. We engage in foreign exchange hedging contracts to reduce our transactional exposure to changes in exchange rates and to hedge specific commitments and anticipated transactions but not for speculative or trading purposes.  These foreign exchange hedging contracts are accounted for as derivatives designated as non hedging instruments in accordance with accounting standards for derivatives and hedging.  The fair value of these instruments at June 30, 2010 and December 31, 2009 were $0.1 million and $0 in liabilities, respectively.  The change in the value of these instruments is immediately recognized in earnings.  The impact of such instruments is included in other expense (income), net.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  Legal Proceedings

On March 31, 2006, the Company filed a complaint with the International Trading Commission (“ITC”) against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, the Company filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. The Company’s motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X Sports, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng’s Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge (“ALJ”) issued an Initial Determination of non-infringement related to one of the patents at issue. The Company filed a petition with the Commission to review this determination. The Commission granted the Company’s petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ’s determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission’s order. In light of the Commission’s Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to 14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. The Company filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ’s findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit was completed in April 2009 and oral arguments were heard on July 10, 2009. On October 4, 2009, the Company and Collective Licensing International, LLC reached a settlement. Collective Licensing International, LLC agreed to cease and desist infringing on the Company’s patents and to pay the Company certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found that the Commission erred in finding that the utility patent was obvious and reversed the Commission’s determination of non-infringement of the design patent. The case has been remanded back to the Commission for a determination of infringement of the utility patent and any appropriate remedies.  On April 12, 2010, one of the remaining parties, Effervescent, Inc., filed a request for a panel or en banc hearing with the Federal Circuit of the February 24, 2010 decision, to which the Company responded on April 28, 2010. The Federal Circuit denied the petition on May 20, 2010 and the matter has been remanded to the ITC.  On July 6, 2010, the Commission ordered the matter to be assigned to an ALJ for a determination on enforceability.

On December 8, 2009, Columbia Sportswear Company (“Columbia”) filed an Amended Complaint adding the Company as a defendant in a case between Columbia and Brian P. O’Boyle and 1 Pen. Inc. in the Multnomah County Circuit Court in the State of Oregon. Columbia asserted claims against the Company for misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, intentional interference with contract, injunctive relief, disgorgement and an accounting. The Amended Complaint sought damages in an unspecified amount, return of patent rights, reasonable attorney’s fees and costs and expenses against the Company. The Company and Columbia settled all issues between them and Columbia dismissed with prejudice all claims against the Company in exchange for certain monetary and other considerations.

The Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, the Company is not party to any other pending legal proceedings that the Company believes will have a material adverse impact on its business.

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2010—April 30, 2010	—		—	—	5,476,000
May 1, 2010—May 31, 2010	—		—	—	5,476,000
June 1, 2010—June 30, 2010	15,674	(1)	$11.80	—	5,476,000
Total	15,674		$11.80	—	5,476,000

(1)          On November 13, 2009, the Compensation Committee of our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our named executive officers.  Pursuant to an election for “withhold to cover” made on June 15, 2010 by one of our named executive officers, which was outside of a publicly-announced repurchase plan, 15,674 shares were withheld at an average price paid per share of $11.80.

(2)          On November 1, 2007 and April 14, 2008, our Board of Directors approved an authorization to repurchase up to one million shares and five million shares, respectively, of our common stock.  As of June 30, 2010, 5,476,000 shares remained available for repurchase under our share repurchase authorization.  Share repurchases under this authorization may be made in the open market or in privately negotiated transactions.  The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock.  The repurchase authorization maybe be modified, suspended or discontinued at any time.

ITEM 6.  Exhibits.

Exhibit List

Exhibit Number	Description
3.1**	Restated Certificate of Incorporation of Crocs, Inc.

3.2**	Amended and Restated Bylaws of Crocs, Inc.

4.1*	Specimen common stock certificate.

10.1††	Employment Agreement dated May 18, 2009 by and between Crocs, Inc. and Daniel Hart

31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*                                         Incorporated herein by reference to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526).

**                                  Incorporated by reference to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).

††                                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: August 5, 2010	By:	/s/ Russell C. Hammer
		Name:	Russell C. Hammer
		Title:	Chief Financial Officer, Senior Vice President—Finance and Treasurer