Form 10-Q
period 2010-09-30
Crocs, Inc.
filed 2010-11-04
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 29, 2010, Crocs, Inc. had 87,248,154 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.

Form 10-Q

Quarter Ended September 30, 2010

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$215,605	$177,141	$610,503	$509,756
Cost of sales	96,797	87,291	273,072	269,115
Gross profit	118,808	89,850	337,431	240,641
Selling, general and administrative expenses	92,192	77,995	261,017	240,654
Foreign currency transaction gains, net	(908)	(1,032)	(2,329)	(1,247)
Restructuring charges	—	17	2,539	5,916
Impairment charges	—	1,722	141	25,447
Charitable contributions	78	2,178	496	7,296
Income (loss) from operations	27,446	8,970	75,567	(37,425)
Interest expense	153	155	445	1,412
Gain on charitable contribution	(19)	(810)	(135)	(2,833)
Other expense (income), net	137	(125)	87	(833)
Income (loss) before income taxes	27,175	9,750	75,170	(35,171)
Income tax expense (benefit)	2,179	(12,318)	12,173	(4,541)
Net income (loss)	$24,996	$22,068	$62,997	$(30,630)
Net income (loss) per common share:
Basic	$0.29	$0.26	$0.73	$(0.36)
Diluted	$0.28	$0.25	$0.72	$(0.36)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$143,057	$77,343
Restricted cash	577	1,144
Accounts receivable, net	81,303	50,458
Inventories	142,531	93,329
Deferred tax assets, net	7,973	7,358
Income tax receivable	9,597	8,611
Other receivables	11,008	16,140
Prepaid expenses and other current assets	13,699	12,871
Total current assets	409,745	267,254
Property and equipment, net	65,882	71,084
Restricted cash	1,675	1,506
Intangible assets, net	42,416	35,984
Deferred tax assets, net	18,859	18,479
Marketable securities	1,040	866
Other assets	15,054	14,565
Total assets	$554,671	$409,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,763	$23,434
Accrued expenses and other current liabilities	65,216	53,589
Accrued restructuring charges	1,844	2,616
Income taxes payable	18,188	6,377
Note payable, current portion of long-term debt and capital lease obligations	1,861	640
Total current liabilities	153,872	86,656
Long term debt and capital lease obligations	1,235	912
Deferred tax liabilities, net	2,085	2,192
Long term restructuring	—	520
Other liabilities	32,532	31,838
Total liabilities	189,724	122,118
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common shares, par value $0.001 per share; 250,000,000 shares authorized, 87,705,254 and 87,136,697 shares issued and outstanding, respectively, at September 30, 2010 and 86,224,760 and 85,659,581 shares issued and outstanding, respectively, at December 31, 2009	87	85
Treasury stock, at cost, 568,557 and 565,179 shares, respectively	(23,610)	(25,260)
Additional paid-in capital	273,418	266,472
Retained earnings	85,152	22,155
Accumulated other comprehensive income	29,900	24,168
Total stockholders’ equity	364,947	287,620
Total liabilities and stockholders’ equity	$554,671	$409,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$62,997	$(30,630)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,704	28,585
Loss (gain) on disposal of fixed assets	905	(819)
Unrealized gain on foreign exchange transactions	(1,183)	(11,327)
Deferred income taxes	(307)	864
Asset impairment	133	25,387
Inventory write down	—	2,568
Charitable contributions	512	7,261
Gain on charitable contributions	(143)	(2,828)
Non-cash restructuring charges	196	1,768
Share-based compensation	5,511	24,860
Bad debt expense	2,608	836
Changes in operating assets and liabilities:
Accounts receivable	(30,876)	(28,561)
Income tax receivable	(431)	31,433
Inventories	(48,674)	24,250
Prepaid expenses and other assets	3,088	(12,214)
Accounts payable	44,169	(1,372)
Accrued restructuring charges	(1,324)	1,809
Accrued expenses and other liabilities	24,003	(13,897)
Cash provided by operating activities	87,888	47,973
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(19,654)	(13,792)
Proceeds from disposal of property and equipment	1,014	2,065
Cash paid for intangible assets	(9,217)	(5,366)
Purchases of marketable securities	(5,585)	—
Maturities of marketable securities	6,283	—
Change in restricted cash	335	316
Cash used in investing activities	(26,824)	(16,777)
Cash flows from financing activities:
Proceeds from note payable	27,100	293
Repayment of note payable and capital lease obligations	(28,173)	(22,630)
Debt issuance costs	—	(458)
Repurchase of stock for stock option exercise tax withholding	(421)	—
Exercise of stock options	3,311	1,023
Cash provided by (used in) financing activities	1,817	(21,772)
Effect of exchange rate changes on cash	2,833	14,932
Net increase in cash and cash equivalents	65,714	24,356
Cash and cash equivalents—beginning of period	77,343	51,665
Cash and cash equivalents—end of period	$143,057	$76,021
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$425	$1,380
Income taxes	$9,289	$11,158
Non-cash investing and financing activities:
Assets acquired through capital leases	$2,606	$1,760
Accrued purchases of property, plant and equipment	$1,255	$1,333
Accrued purchases of intangibles	$1,118	$1,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Crocs, Inc. and its subsidiaries (collectively, “we,” “us,” or the “Company”) are engaged in the design, manufacture, worldwide marketing and brand management of footwear, apparel and accessories made for men, women and children.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, these statements do not include all of the information and disclosures required by GAAP or Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements in the 2009 Form 10-K.

Certain reclassifications have been made to prior year amounts to conform to current year presentation. Net foreign currency transaction gains have been reclassified from selling, general, and administrative expenses and are now reported separately. Marketable securities of a long-term nature have been reclassified from long-term other assets and are now reported separately. There was no change to the Company’s income (loss) from continuing operations as a result of these reclassifications.

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, returns and discounts, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, the fair value of acquired intangibles, the assessment of lower of cost or market on inventory, useful lives assigned to long-lived assets, depreciation and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 18 — Legal Proceedings. Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

Change in Accounting Principle

Effective January 1, 2010, the Company changed its inventory valuation method for all inventories from the first-in, first-out (“FIFO”) cost method to the moving average cost method, which approximates FIFO. The Company believes the change to the moving average cost method is preferable because it results in better alignment with the physical flow of inventory than the FIFO methodology; it is calculated by our inventory information system which incorporates automated controls; and it is the method management uses when preparing budgets, reviewing actual and forecasted financial information and determining incentive management compensation. The moving average cost method results in substantially the same results of operations in each reporting period. Financial statements for periods ending on or before December 31, 2009 have not been retroactively adjusted due to immateriality. The impact of the change for the three and nine month periods ended September 30, 2010 was also immaterial.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurement, which amends the disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy. The Company adopted this guidance at the beginning of 2010 with the exception of the disclosure requirements relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective beginning January 1, 2011. As this guidance only requires expanded disclosures, its adoption did not and will not impact the unaudited condensed consolidated financial statements. See Note 8 — Fair Value Measurements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in ASU 2009-17 replace the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a variable interest entity that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity. The ASU also requires additional disclosures about a reporting entity’s involvement with variable interest entities and about any significant changes in risk exposure as a result of that involvement. The Company adopted the guidance at the beginning of 2010 with no material impact on the unaudited condensed consolidated financial statements. See Note 14 — Variable Interest Entities.

3. INVENTORIES

Inventories by major classification are as follows (in thousands):

	September 30, 2010	December 31, 2009
Finished goods	$133,110	$88,775
Work-in-progress	203	220
Raw materials	9,218	4,334
Net Inventory	$142,531	$93,329

4. PROPERTY AND EQUIPMENT

Property and equipment includes the following (in thousands):

	September 30, 2010	December 31, 2009
Machinery and equipment	$86,277	$82,733
Leasehold improvements	46,132	38,436
Subtotal	132,409	121,169
Less: accumulated depreciation	(66,527)	(50,085)
Property and equipment, net	$65,882	$71,084

5. INTANGIBLE ASSETS

The following table summarizes the Company’s identifiable intangible assets (in thousands).

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Patents, copyrights, and trademarks	$5,622	$1,810	$3,812	$5,673	$1,396	$4,277
Customer relationships	5,806	5,226	580	5,928	4,912	1,016
Core technology	4,690	4,690	—	4,614	4,614	—
Non-competition agreement	636	636	—	636	594	42
Capitalized software	50,071	12,047	38,024	38,884	8,235	30,649
Total intangible assets	$66,825	$24,409	$42,416	$55,735	$19,751	$35,984

For amortizable intangible assets denominated in a foreign currency, the Company translates the gross asset and accumulated amortization at the applicable period end exchange rate and records amortization expense using the weighted average exchange rate for the applicable period.  The difference between the two is recorded in accumulated other comprehensive income line item in the Company’s unaudited condensed consolidated balance sheets.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities include the following (in thousands):

	September 30, 2010	December 31, 2009
Accrued compensation and benefits	$21,897	$21,007
Fulfillment and freight and duties	9,941	10,765
Professional services	6,063	4,329
Sales/Use and VAT taxes payable	7,285	4,330
Other	20,030	13,158
Total accrued expenses and other current liabilities	$65,216	$53,589

7. RESTRUCTURING ACTIVITIES

During the year ended December 31, 2008, the Company announced its decision to restructure its operations, which included the closure of its Canadian and Brazilian manufacturing facilities and the consolidation of Canadian distribution activities into existing North American operations.  As of September 30, 2010, the Company has recorded $9.1 million in restructuring and exit costs in connection with these activities and does not expect to incur additional related costs in the future.

During the year ended December 31, 2009, the Company pursued further restructuring efforts and made certain organizational changes in order to better align costs with revenues which included the closure of various warehouses and office buildings as well as the settlement and termination of contracts prior to term.  As of September 30, 2010, the Company has recorded $16.0 million in restructuring and exit costs in connection with these activities and does not expect to incur additional related costs in the future.

During the nine months ended September 30, 2010, the Company recorded restructuring charges of $1.9 million, of which $1.4 million is reflected in cost of sales. These charges are primarily related to a change in the estimate in lease termination costs associated with the closure of distribution facilities in North America and Europe, pursuant to the cost savings initiatives undertaken by the Company in 2008 and 2009, as discussed above.  During the nine months ended September 30, 2010, the Company also recorded $2.0 million in restructuring expenses reflected in income from operations, primarily consisting of severance pay and additional stock-based compensation related to the departure of the Company’s former Chief Executive Officer. See Note 11 — Stock-Based Compensation.

Restructuring charges for the nine months ended September 30, 2010 were recorded by segment as follows: $1.0 million in the Americas segment; $0.9 million in the Europe segment; and $2.0 million in the Corporate and other group. As of September 30, 2010, restructuring charges were recorded by segment as follows: $15.9 million in the Americas segment; $4.3 million in the Europe segment; $0.4 million in the Asia segment; and $6.5 million in the Corporate and other group.

Restructuring charges are included in the following line items: cost of sales and restructuring charges on the Company’s unaudited condensed consolidated statements of operations. The following table summarizes the changes in the restructuring accruals during the nine months ended September 30, 2010 (in thousands).

Description	As of December 31, 2009	Additions		Cash Payments	Adjustments(1)		As of September 30, 2010
Termination benefits	$516	$1,853		$(2,304)	$(65)		$—
Operating lease exit costs	2,233	1,840	(2)	(2,299)	70	(2)	1,844
Other restructuring costs	387	—		(391)	4		—
	$3,136	$3,693		$(4,994)	$9		$1,844

(1)          Adjustments relate primarily to differences resulting from the translation of the liability balance at the rate of exchange at the balance sheet date and restructuring expense translated at the weighted average rate of exchange for the applicable period.

(2)          Includes $0.5 million in lease exit costs associated with the closure of the Canadian facilities and $1.4 million in lease exit costs associated with the cost savings programs initiated in 2009.

8. FAIR VALUE MEASUREMENTS

Fair value is defined by GAAP as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

The fair value standards establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value standards establish three levels of inputs that may be used to measure fair value:

•                  Level 1 — quoted prices for identical instruments in active markets;

•                  Level 2 — quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets; and

•                  Level 3 — unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments

The following table summarizes the Company’s financial assets and liabilities required to be measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands).

	Fair Value as of September 30, 2010			Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Balance Sheet Classification
Assets:
Certificates of deposit	$—	$1,040	$—	$—	$866	$—	Marketable securities(1)
Derivatives:
Foreign currency contracts	—	—	—	—	—	—	Other current assets and other long-term assets
Total Assets	$—	$1,040	$—	$—	$866	$—

Liabilities:
Derivatives:
Foreign currency contracts	$—	$23	$—	$—	$—	$—	Accrued liabilities and other long-term liabilities

(1)          Marketable securities consist of certificates of deposit with maturities greater than three months and up to three years at the time of purchase. These securities are carried at fair value and are held at financial institutions.

The fair values of the Company’s derivative instruments are determined using a discounted cash flow valuation model. The significant inputs used in the model are readily available in public markets or can be derived from observable market transactions, and therefore, have been classified as Level 2. These inputs include the applicable exchange rates and forward rates, and discount rates based on the prevailing LIBOR deposit rates.

The Company’s other financial instruments including debt are not required to be carried at fair value. The carrying value of these financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company, with similar terms, the carrying values of capital lease obligations and the line of credit approximate their fair values.

Non-Financial Instruments

The majority of the Company’s non-financial instruments, which include inventories, property, plant and equipment and intangible assets are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually) such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of cost or its fair value. Fair values of property, plant and equipment and indefinite lived intangibles are primarily determined using an income approach with inputs that are mainly unobservable (Level 3), such as expected future cash flows. During the three and nine months ended September 30, 2010, the Company recorded $0 and $0.1 million, respectively, in impairment charges related to its property, plant and equipment. During the three and nine months ended September 30, 2009, the Company recorded $1.7 million and $25.4 million, respectively, in impairment charges primarily related to the write-off of obsolete long-lived assets associated with the consolidation of warehouse and distribution space, as well as the write-off of certain intangible assets that the Company no longer intended to utilize.

9. DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company’s financial results are impacted by currency rate movements in foreign currency denominated assets, liabilities and cash flows as it makes a portion of its purchases and sales in local currencies. The Company may, from time to time, employ derivative financial instruments to manage its exposure to fluctuations in foreign currency rates such as forward currency exchange contracts to hedge its net investment and intercompany payable or receivable balances in foreign operations and to manage the foreign currency exchange rate risk on forecasted revenue and inventory purchases denominated in foreign currencies. Other forward foreign exchange contracts are entered into to hedge against changes in the functional currency value of monetary assets and liabilities denominated in a non-functional currency. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes.

The Company recognizes all derivative financial instruments as either assets or liabilities in the unaudited condensed consolidated balance sheets and measures those instruments at fair value using Level 2 inputs (see Note 8 — Fair Value Measurements). The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. During the nine months ended September 30, 2010, the Company did not designate any of its derivatives as hedges and, therefore, all changes in fair value are reflected in the Company’s results of operations. The Company did not have any derivative instruments during the three and nine months ended September 30, 2009. The following tables present the amounts affecting the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010 (in thousands).

	Three months ended September 30, 2010	Nine months ended September 30, 2010	Location of Loss (Gain) Recognized In Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	$(96)	$23	Other expense (income), net

The following table summarizes the Company’s outstanding foreign currency exchange forward contracts at September 30, 2010 (in thousands). The Company had no outstanding foreign currency related financial instruments at December 31, 2009.

Currency Purchased Forward		Currency Sold Forward		Maturity Date
MXP	7,937	USD	600	October 2010
USD	1,454	GBP	950	October 2010
USD	2,000	JPY	166,980	October 2010
USD	2,000	JPY	167,600	November 2010

10. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes Payable

On September 30, 2010, the Company amended its Revolving Credit and Security Agreement (“the Credit Agreement”) with PNC Bank, N.A. (“PNC”), originally dated September 25, 2009.  Based on the amended terms, the Credit Agreement provides for an asset-backed revolving credit facility of up to $30.0 million in total, which includes a $20.0 million sublimit for borrowings against the Company’s eligible inventory, a $2 million sublimit for borrowings against the Company’s eligible inventory in-transit, and a $10 million sublimit for letters of credit, and matures on September 24, 2014. Total borrowings available under the credit facility at any given time are subject to customary reserves and reductions to the extent the Company’s asset borrowing base changes. Borrowings under the credit facility are secured by all of the Company’s assets, including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests. The Credit Agreement requires the Company to prepay borrowings under the Credit Agreement in the event of certain dispositions of property.

With respect to domestic rate loans, principal amounts outstanding bear interest at 1.5% plus the greater of either (i) PNC’s published reference rate, (ii) the Federal Funds Open Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% or, (iii) the sum of the daily LIBOR rate and 1.0%. Eurodollar denominated principal amounts outstanding bear interest at 3.0% plus the Eurodollar rate (as defined in the Credit Agreement). The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to Eurodollar rate loans. The Credit Agreement contains certain customary restrictive and financial covenants. The Company was in compliance with these financial covenants as of September 30, 2010.

As of September 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Credit Agreement and at September 30, 2010, had issued and outstanding letters of credit of $1.0 million which were reserved against the borrowing base.

Capital Leases

The Company holds various capital leases for certain equipment with a gross carrying value of $0.4 million, which is depreciated using the straight-line method over the economic life of the leased equipment. Depreciation of equipment under capitalized leases is included in cost of sales and selling, general and administrative expenses line items on the Company’s unaudited condensed consolidated statements of operations. Certain software acquired under various capital leases with a gross carrying value of $4.5 million is classified as capitalized software and amortized using the straight-line method over the economic life. Amortization of capitalized software under capitalized leases is included in the cost of sales and selling, general and administrative expenses line items on the Company’s unaudited condensed consolidated statements of operations.

Notes payable and capital lease obligations consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Capital Lease Obligations (for certain capitalized software) bearing interest rates ranging from 8.7% to 12.4% and maturities through 2013	$2,922	$1,329

Capital Lease Obligations (for certain equipment) bearing interest at 8.8% and maturities through 2014	174	223
Total notes payable and capital lease obligations	$3,096	$1,552

11. STOCK-BASED COMPENSATION

Options granted generally vest ratably over four years with the first year vesting on a cliff basis followed by monthly vesting for the remaining three years. Restricted stock awards and restricted stock units granted generally vest ratably over three years. Stock-based compensation expense is recognized ratably over the applicable vesting period and is recognized in the cost of sales and selling, general and administrative expense line items in the Company’s unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2010, $1.6 million and $5.5 million, respectively, of stock-based compensation expense was recorded. During the three and nine months ended September 30, 2009, $1.5 million and $26.6 million, respectively, of stock-based compensation was recorded.

During the three and nine months ended September 30, 2010, 0.3 million and 1.7 million shares of common stock, respectively, were issued related to stock option exercises and vested shares of restricted stock. During the year ended December 31, 2009, 1.4 million shares of common stock were issued related to stock option exercises and vested shares of restricted stock.

Stock Options

A summary of stock option activity for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2010 and December 31, 2009, respectively	6,350,336	$7.93	7,755,254	$7.67
Granted	100,000	12.51	249,750	10.75
Exercised	(251,590)	3.85	(1,128,320)	2.93
Forfeited or expired	(118,247)	9.45	(796,185)	11.75
Outstanding at September 30, 2010	6,080,499	$8.14	6,080,499	$8.14

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2009 and December 31, 2008, respectively	8,064,057	$8.25	7,582,511 (1)	$10.56
Granted	10,000	6.26	1,663,000	1.88
Exercised	(261,914)	3.04	(463,587)	2.12
Forfeited or expired	(515,985)	18.93	(1,485,766)	17.62
Outstanding at September 30, 2009	7,296,158	$7.68	7,296,158	$7.68

(1) Includes a reduction of 2,315,951 options representing options repurchased by the Company as a result of the April 2009 tender offer.

Restricted Stock Shares and Units

From time to time, the Company grants restricted stock units to certain employees located outside of the United States. The number of restricted stock units granted to employees during both the three and nine months ended September 30, 2010 was 0.1 million. No restricted stock units were issued during the same periods in 2009.

During 2010, the Company’s board of directors approved grants of shares and units of the Company’s restricted stock to certain executives and non-executives. Half of such restricted stock awards and units vest ratably on each of the first four anniversaries of the grant date and the remaining half vest on a cliff basis on the fourth anniversary of the grant date, provided that certain corporate performance metrics are achieved. During the three and nine months ended September 30, 2010, 0.5 and 0.7 million shares and units of restricted stock, respectively, were granted under this program.

A summary of the Company’s total restricted stock share activity for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2010 and December 31, 2009, respectively	806,852	$5.02	1,322,240	$3.04
Granted	419,200	12.51	637,557	12.10
Vested	(29,068)	13.02	(537,479)	10.03
Forfeited or expired	(16,667)	1.14	(242,001)	1.33
Non-vested at September 30, 2010	1,180,317	$7.67	1,180,317	$7.67

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2009 and December 31, 2008, respectively	1,787,204	$2.62	939,000	$3.87
Granted	30,000	6.26	1,282,110	2.43
Vested	(149,859)	4.97	(513,765)	3.35
Forfeited or expired	(21,000)	1.14	(61,000)	4.60
Non-vested at September 30, 2009	1,646,345	$2.78	1,646,345	$2.78

Separation Agreement

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

12. INCOME TAXES

During the three months ended September 30, 2010, the Company recognized an income tax expense of $2.2 million on pre-tax income of $27.2 million, representing an effective income tax rate of 8.0% compared to an income tax benefit of $12.3 million on pre-tax income of $9.8 million, representing an effective income tax rate of (126.2%) for the same period in 2009. During the nine months ended September 30, 2010, the Company recognized an income tax expense of $12.2 million on pre-tax income of $75.2 million, representing an effective income tax rate of 16.2% compared to an income tax benefit of $4.5 million on a pre-tax loss of $35.2 million, representing an effective income tax rate of (12.8%) for the same period in 2009. The change in effective tax rate is primarily the result of a one-time $3.0 million tax benefit recognized in the third quarter of 2010 due to a change in an international tax treaty which reduces certain taxes for which accruals have previously been made, a $14.4 million one-time tax benefit recognized in the third quarter of 2009 related to the Company’s restructuring of its international operations to streamline and simplify its business operations, and changes in the mix of profitability in foreign jurisdictions where the Company is taxable. The Company had unrecognized tax benefits of $29.9 million at September 30, 2010 and $29.2 million at December 31, 2009.

13. EARNINGS (LOSS) PER SHARE

For all periods presented, basic and diluted earnings (loss) per common share (“EPS”) is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

A participating security is an unvested share-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method.  Shares of the Company’s non-vested restricted stock awards and units are considered participating securities.

Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from diluted EPS.

The following table sets forth EPS for the three and nine months ended September 30, 2010 and 2009 (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common stockholders	$24,996	$22,068	$62,997	$(30,630)
Income allocated to participating securities	(323)	—	(724)	—
Net income (loss) attributable to common stockholders — basic	$24,673	$22,068	$62,273	$(30,630)

Weighted average common shares outstanding — basic	85,787,809	85,514,385	85,155,931	84,933,858
Dilutive effect of stock options	1,554,207	1,964,933	1,878,645	—
Weighted average common shares outstanding - diluted	87,342,016	87,479,318	87,034,576	84,933,858

Net income (loss) per common share:
Basic	$0.29	$0.26	$0.73	$(0.36)
Diluted	$0.28	$0.25	$0.72	$(0.36)

For all periods presented above, there were certain outstanding share based payments which could potentially dilute basic EPS in the future which were not included in diluted income (loss) per share as their effect would have been anti-dilutive. Due to the Company’s net loss for the nine months ended September 30, 2009, the Company had participating securities that were not allocated net loss and the dilutive effect of stock options were not included in the computation of diluted EPS, since they would have an anti-dilutive effect.

For both the three and nine months ended September 30, 2010, 3.1 million options, which could potentially dilute basic EPS in the future, were not included in diluted income (loss) per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2009, 8.0 million and 5.4 million options, respectively, were anti-dilutive. The weighted average exercise price per share of the options that were anti-dilutive was $13.70 and $13.72 for the three and nine months ended September 30, 2010, respectively, and $6.34 and $5.97 for the three and nine months ended September 30, 2009, respectively.

14. VARIABLE INTEREST ENTITIES

In 2007, the Company established a relationship with Shanghai Shengyiguan Trade, Ltd Co (“ST”) for the purpose of serving as a distributor of the Company’s products in the People’s Republic of China. The Company has determined that ST is a variable interest entity for which it is the primary beneficiary. The Company currently controls all business activities and absorbs substantially all of the expected residual returns and substantially all of the expected losses of ST based on agreements with ST. The Company determined that it is the primary beneficiary of ST by virtue of its variable interest in the equity of ST. All voting rights have been assigned to the Company and there is a transfer agreement between ST and the Company under which all of the equity, assets, and liabilities are to be transferred to the Company at the Company’s sole discretion, subject to certain conditions.

The unaudited condensed consolidated financial statements include $7.1 million in total assets as of September 30, 2010, primarily consisting of cash, inventory and receivables, partially offset by $0.3 million in liabilities as of September 30, 2010, primarily consisting of accounts payable and accrued expenses, excluding liabilities related to the support provided by the Company. ST carries cash assets which are restricted to the extent that the monetary laws of the People’s Republic of China may limit the Company’s ability to utilize ST’s cash.

15. COMMITMENTS AND CONTINGENCIES

On July 26, 2005, the Company entered into an amended and restated supply agreement with Finproject S.P.A., the former majority owner of Crocs Canada, pursuant to which the Company has the exclusive right to purchase the material for the manufacture of finished shoe products, except for certain current customer dealings (including boot manufacturers). The supply agreement automatically renews for one-year terms and provides that the Company meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement. The pricing is to be agreed upon each quarter and fluctuates based on order volume, currency fluctuations, and raw material prices.

The Company guarantees the payment to one of its raw material suppliers for purchases of material used by one of its third-party manufacturers of finished shoe products. The maximum potential amount of future payments the Company could be required to make under the guarantee is €2.1 million (approximately $2.9 million at September 30, 2010). The Company evaluates the estimated loss for the guarantee under Accounting Standards Codification Topic 450, Contingencies, and Topic 460, Guarantees. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The Company has recourse as a matter of common law. To date, the Company has not made any payments under the guarantee and, as of September 30, 2010, has not recorded a liability related to the guarantee in its unaudited condensed consolidated financial statements, as the Company does not believe the potential obligation under this guarantee is material.

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

The Company indemnifies certain of its vendors and its directors and executive officers for specified claims. To date, the Company has not paid or been required to defend any indemnification claims, and accordingly, has not accrued any amounts for its indemnification obligations. The Company reimburses the officers and directors that are subject to the securities class action filed in 2007 for the defense costs relating to such action, which are partially or fully offset by insurance that covers these expenditures. The Company has other various immaterial commitments and contingencies that are not discussed above.

16. OPERATING SEGMENTS AND RELATED INFORMATION

The Company operates in the consumer products industry internationally in which the Company principally designs, manufactures, markets and sells its branded footwear, apparel and accessories for men, women and children. During 2009, the Company changed the information that was presented to the chief operating decision maker and has restated its revenues, depreciation and amortization, operating income and assets by segment as shown below. The Company identifies its reportable segments as those geographic regions that represent 10% or more of its revenue, operating income (as defined below), or total assets. The Company has three reportable segments: Americas, Europe and Asia. All of the reportable segments derive their revenue from the sale of footwear, apparel and accessories. The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and operating income.

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

	Three Months Ended September 30		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues:
Americas	$103,540	$78,638	$279,163	$229,178
Europe	32,597	29,854	105,095	90,350
Asia	79,053	68,013	222,404	186,979
Total segments	215,190	176,505	606,662	506,507
Corporate and other	415	636	3,841	3,249
Total consolidated revenues	$215,605	$177,141	$610,503	$509,756

Operating Income:
Americas	$22,256	$8,355	$56,913	$16,148
Europe	4,813	2,974	22,488	16,054
Asia	23,792	20,028	68,070	49,867
Total segments	50,861	31,357	147,471	82,069
SG&A restructuring	—	(17)	(2,539)	(5,916)
Asset impairment	—	(1,722)	(141)	(25,447)
Corporate and other	(23,415)	(20,648)	(69,224)	(88,131)
Total consolidated operating income (loss)	27,446	8,970	75,567	(37,425)
Interest expense	153	155	445	1,412
Gain on charitable contributions	(19)	(810)	(135)	(2,833)
Other expense (income), net	137	(125)	87	(833)
Income (loss) before income taxes	$27,175	$9,750	$75,170	$(35,171)

Depreciation and Amortization:
Americas	$2,446	$3,773	$7,037	$8,297
Europe	625	1,036	2,078	2,757
Asia	1,411	1,870	4,354	5,149
Total segments	4,482	6,679	13,469	16,203
Corporate and other	4,612	2,729	13,235	12,382
Total consolidated depreciation and amortization	$9,094	$9,408	$26,704	$28,585

The following table summarizes our consolidated assets by operating segment as of September 30, 2010 and December 31, 2009.  Segment assets include the elimination of any intersegment profits or losses in inventory and the elimination of intercompany receivables and loans.

	September 30, 2010	December 31, 2009
	(in thousands)
Assets:
Americas	$263,503	$277,454
Europe	71,404	66,838
Asia	222,374	151,052
Total segments	557,281	495,344
Corporate and other(1) (2)	(2,610)	(85,606)
Total consolidated assets	$554,671	$409,738

(1)          At December 31, 2009, $45.8 million of assets with global functionality were included in the Americas segment assets which were included in the Corporate and other category assets at September 30, 2010.

(2)          Negative assets within the Corporate and other category primarily include eliminations of investments made from the Americas segment in the other reportable segments.

17. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$24,996	$22,068	$62,997	$(30,630)
Foreign currency translation	12,522	6,390	6,736	8,696
Reclassification of cumulative foreign exchange translation adjustments to net income(1)	(1,004)	—	(1,004)	—
Comprehensive income (loss)	$36,514	$28,458	$68,729	$(21,934)

(1)                      Amounts represent realized gains recognized on payments of intercompany balances denominated in foreign currencies for which collection had not been previously planned or anticipated.

18. LEGAL PROCEEDINGS

On March 31, 2006, the Company filed a complaint with the International Trade Commission (“ITC”) against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, the Company filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. The Company’s motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X Sports, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng’s Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge (“ALJ”) issued an Initial Determination of non-infringement related to one of the patents at issue. The Company filed a petition with the Commission to review this determination. The Commission granted the Company’s petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ’s determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission’s order. In light of the Commission’s Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to 14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. The Company filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ’s findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. The Company filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit was completed in April 2009 and oral arguments were heard on July 10, 2009. On October 4, 2009, the Company and Collective Licensing International, LLC reached a settlement. Collective Licensing International, LLC agreed to cease and desist infringing on the Company’s patents and to pay the Company certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found that the Commission erred in finding that the utility patent was obvious and reversed the Commission’s determination of non-infringement of the design patent. On April 12, 2010, one of the remaining parties, Effervescent, Inc., filed a request for a panel or en banc hearing with the Federal Circuit of the February 24, 2010 decision to which the Company responded on April 28, 2010. The Federal Circuit denied the petition on May 20, 2010 and the matter has been remanded to the ITC. On July 6, 2010, the Commission ordered the matter to be assigned to an ALJ for a determination on enforceability. On August 26, 2010, the ALJ determined that the evidentiary record need not be reopened and that the remand would proceed based on the prior submissions of the parties.

On December 8, 2009, Columbia Sportswear Company (“Columbia”) filed an Amended Complaint adding the Company as a defendant in a case between Columbia and Brian P. O’Boyle and 1 Pen. Inc. in the Multnomah County Circuit Court in the State of Oregon. Columbia asserted claims against the Company for misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, intentional interference with contract, injunctive relief, disgorgement and an accounting. The Amended Complaint sought damages in an unspecified amount, return of patent rights, reasonable attorney’s fees and costs and expenses against the Company. On July 29, 2010, the Company and Columbia settled all issues between them and Columbia dismissed with prejudice all claims against the Company in exchange for certain monetary and other considerations.

The Company and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007; several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the Court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased the Company’s stock between April 2, 2007 and April 14, 2008 (the “Class Period”) and includes the company’s independent auditor as a defendant. The amended complaint alleges that, during the Class Period, defendants made false and misleading public statements about the Company and its business and prospects and that, as a result, the market price of the Company’s stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in the Company’s stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest, and an award of attorneys’ fees and costs of litigation. The Company believes the claims lack merit and intends to defend the action vigorously. Motions to dismiss are currently pending with the Court. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, the Company cannot at this time accurately predict the ultimate outcome of the matter.

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

Business Overview

We are a designer, manufacturer, distributor, worldwide marketer and brand manager of footwear, apparel and accessories for men, women and children. We strive to be the global leader in molded footwear design and development. We design, manufacture and sell a broad product offering that provides new and exciting molded footwear products that feature fun, comfort and functionality. Our products include footwear and accessories that utilize our proprietary closed cell-resin, called Croslite. Our Croslite material is unique in that it enables us to produce an innovative, lightweight, non-marking, and odor-resistant shoe. Certain shoes made with the Croslite material have been certified by U.S. Ergonomics to reduce peak pressure on the foot, reduce muscular fatigue while standing and walking and to relieve the musculoskeletal system.

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

Financial Highlights

During the three months ended September 30, 2010, revenues increased 21.7%, or $38.5 million, compared to the same period in 2009, as a result of stronger sales in each of our geographic operating segments. Diluted earnings per share for the third quarter of 2010 improved to $0.28 compared to $0.25 during the same period in 2009. We believe these financial improvements are a result of improved global economic conditions, an increased marketing presence, and the impact of our cost savings initiatives as described below.

The following items impacted our operating results for the three and nine months ended September 30, 2010 and 2009, and should be considered in evaluating the comparability of such results.

•                  During 2009, we continued to implement various cost savings initiatives, which were initiated in 2008, so as to better align our cost structure with revenue. These cost savings initiatives included the consolidation of our global distribution centers; reduction of warehouse space; impairments of certain assets we no longer intended to utilize, including molds, tooling, equipment and other assets; reduction in future stock-based compensation expense as a result of a tender offer; and reduction in our global workforce.

•                  During 2009, we also continued to implement a plan, which was initiated in 2008, to dispose of excess discontinued and impaired product inventories. Much of this product had been written down to a level that we considered realizable; however, we were able to sell this product at prices substantially higher than what we had previously estimated. Accordingly, the net effect of these sales was accretive to our gross profit and revenue in 2009. In the third quarter of 2010, sales of discontinued and impaired product were at more normal levels given seasonality and historical fluctuations in our business.

Recent Events

On September 30, 2010, we entered into the Second Amendment to the Revolving Credit and Security Agreement with PNC Bank, N.A. (“PNC”), to amend certain provisions of the Revolving Credit and Security Agreement dated as of September 25, 2009 and amended as of October 14, 2009 (the “Credit Agreement”). The amendment to the Credit Agreement, among other things, (i) extended the maturity date from September 24, 2012 to September 24, 2014, (ii) decreased the revolving interest rate by 0.5% for both domestic and Eurodollar rate loans, (iii) removed the interest rate floor on Eurodollar rate loans, (iv) increased the sublimit for borrowings against eligible inventory from $17.5 million to $20 million, (v) increased the letter of credit sublimit from $4 million to $10 million, (vi) decreased letter of credit fees from 3.5% to 2.5%, and (vii) amended certain restrictive covenants and events of default to be more favorable to us.

General

Revenues are recorded when products are shipped and the customer takes title and assumes risk of loss, collection of related receivables are probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when related revenue is recorded. Because we use both internal manufacturing and contract with third parties to manufacture our products, our cost of sales represents our costs to manufacture products in our company-operated facilities, including raw materials costs and all direct overhead expenses related to production, as well as the cost to purchase finished products from our third-party manufacturers and costs to transport these products to our facilities, inclusive of all warehouse and outbound freight and duties expenses. Cost of sales also includes depreciation and amortization of manufacturing assets such as molds and tooling. Our selling, general and administrative expense consists primarily of wages and related payroll and employee benefit costs for selling, marketing and administrative employees, all non-product retail-related expenses (including rent and depreciation) and professional fees, facility expenses, bank charges and non-cash charges for share-based compensation. Selling, general and administrative expenses also include depreciation and amortization related to non-product, non-manufacturing assets such as our global information systems.

Presentation of Operating Segments

We have three operating segments: Americas, Europe and Asia. All of the reportable segments derive their revenue from the sale of footwear, apparel and accessories. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating income. We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses or indirect general, administrative and other expenses. The Corporate and other category includes (i) Ocean Minded, (ii) Colorado Footwear CV, and (iii) corporate category, which maintains corporate costs such as stock-based compensation, research and development, brand marketing, legal expenses, depreciation on global long-lived assets such as molds, tooling, IT systems, and other global costs that are not allocated to the regions. Segment profits or losses include adjustments to eliminate intercompany profit or losses on intercompany sales. Net segment revenues in the discussion that follows represent sales to external customers for each segment.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Change
	2010	2009	$	%
	(amounts in thousands, except per share data)
Revenues	$215,605	$177,141	$38,464	21.7%
Cost of sales	96,797	87,291	9,506	10.9%
Gross profit	118,808	89,850	28,958	32.2%
Selling, general and administrative expenses	92,192	77,995	14,197	18.2%
Foreign currency transaction gains, net	(908)	(1,032)	124	12.0%
Restructuring charges	—	17	(17)	N/M
Impairment charges	—	1,722	(1,722)	N/M
Charitable contributions	78	2,178	(2,100)	(96.4)%
Income from operations	27,446	8,970	18,476	206.0%
Interest expense	153	155	(2)	(1.3)%
Other, net	118	(935)	1,053	112.6%
Income before income taxes	27,175	9,750	17,425	178.7%
Income tax expense (benefit)	2,179	(12,318)	14,497	117.7%
Net income	$24,996	$22,068	$2,928	13.3%
Net income (loss) per basic share	$0.29	$0.26	$0.03	N/M
Net income (loss) per diluted share	$0.28	$0.25	$0.03	N/M

Gross margin	55.1%	50.7%
Operating margin	12.7%	5.1%

N/M — Not meaningful

Revenues.  Revenues increased $38.5 million, or 21.7%, during the three months ended September 30, 2010 compared to the same period in 2009, primarily due to a 17.9% increase in unit sales and a 3.1% increase in average selling price per pair of shoes, as shown in the table below. During the three months ended September 30, 2009, we sold $11.5 million in end of life and impaired products as we disposed of excess and impaired inventory, (see “Financial Highlights”). The following table sets forth revenue by channel and by region as well as other revenue information for the third quarter of 2010 and 2009.

	Three months ended September 30,		Change
	2010	2009	$	%
	(in millions, except average selling price)
Wholesale channel revenue	$123.9	$107.1	$16.8	15.7%
Retail channel revenue	72.5	53.9	18.6	34.5%
Internet channel revenue	19.2	16.1	3.1	19.3%

Americas revenue (includes Corporate)	$104.0	$79.3	$24.7	31.1%
Asia revenue	79.0	68.0	11.0	16.2%
Europe revenue	32.6	29.9	2.7	9.0%

Footwear unit sales	11.2	9.5	1.7	17.9%
Average selling price	$18.23	$17.69	$0.54	3.1%

During the three months ended September 30, 2010, revenues from our wholesale channel grew by $16.8 million, or 15.7%, compared to the same period in 2009, particularly in the Americas and in Asia, primarily due to improvements in the global economy, our efforts to improve our wholesale customer relationships, market acceptance and growth of our new product line and heightened brand awareness resulting from fully-integrated marketing campaigns during the third quarter of 2009 (see “Business Overview”).

Revenues from our company-operated retail locations increased $18.6 million, or 34.5%, in the three months ended September 30, 2010 compared to the same period in 2009, which was primarily driven by the opening of 44 new company-operated retail locations since September 30, 2009. During the three months ended September 30, 2010, we continued to implement our plan to close certain kiosks and open more branded stores where we can better merchandise the full breadth and depth of our product line. The table below sets forth information about the number of company-operated retail locations as of September 30, 2010 and 2009.

	As of September 30,
	2010	2009	Change
Company-operated retail locations - Total	354	310	44

Type:
Crocs Kiosk/Store in Store	165	178	(13)
Crocs Retail Stores	120	83	37
Crocs Outlet Stores	69	49	20

Geography:
Americas	181	162	19
Asia	151	131	20
Europe	22	17	5

Revenues from our internet channel increased by $3.1 million, or 19.3%, during the three months ended September 30, 2010 compared to the same period in 2009, primarily due to increased sales in our Europe segment resulting from the addition of local language internet sites for France, Germany, Spain and Italy and continued strengthening in consumer demand.

Revenues from our combined consumer-direct sales channels, defined as our retail and internet channels, increased from 39.5% of total revenues for the three months ended September 30, 2009 to 42.5% of total revenues for the three months ended September 30, 2010. As consumer-direct channel sales continue to grow as a percentage of our total sales, we expect to see improvements in total revenue and gross margin since these channels have historically achieved higher average selling prices than the wholesale channel.

Revenues from non-classic footwear models continued to make up the majority of our revenues during the three months ended September 30, 2010, as our classic models and core products (defined below) have become a smaller portion of our total revenue in recent quarters. The following table sets forth sales of our classic models, core products and new footwear products as a percentage of our total unit sales.

	Three Months Ended September 30,
	2010	2009
Classic models (Beach and Crocs Classic)	10.4%	15.7%
Core products(1)	17.9%	34.7%
New footwear products	31.2%	27.0%

(1)                Core products include Classic models, Kids Crocs Classic, Athens, Kids Athens, Mary Jane, Girls Mary Jane, Mammoth and Kids Mammoth.

Average foreign currency exchange rates during the three months ended September 30, 2010 increased revenue by $2.2 million as compared to the three months ended September 30, 2009. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

Americas Segment Revenues.  Revenues from the Americas segment increased $24.9 million, or 31.7%, during the three months ended September 30, 2010 compared to the same period in 2009, driven by revenue growth in all regional channels. Revenues from company-operated retail locations increased $12.2 million, or 38.9%, to $43.6 million as the number of company-operated retail locations in the region increased by 19. Regional wholesale channel revenues increased $11.9 million, or 33%, to $48.2 million primarily due to increased demand resulting from continued investments in cooperative advertising and merchandising assistance for select locations at our largest U.S. wholesale accounts.

Asia Segment Revenues.  Revenues from the Asia segment increased $11.0 million, or 16.2%, during the three months ended September 30, 2010 compared to the same period in 2009, driven by revenue growth in all regional channels. Revenues from company-operated retail locations increased $5.6 million, or 29.9%, to $24.3 as the number of company-operated retail locations in the region increased by 20. Regional wholesale channel revenues increased $5.1 million, or 10.7%, to $52.5 million primarily due to a higher average selling price.

Europe Segment Revenues.  Revenues in Europe increased $2.7 million, or 9.0%, during the three months ended September 30, 2010 compared to the same period in 2009, which was largely driven by an increase of $2.3 million or 88.4% in internet channel revenues resulting from the addition of local language internet sites for France, Germany, Spain and Italy, as previously mentioned.

Gross profit.  During the three months ended September 30, 2010, gross profit increased $28.9 million, or 32.2%, to $118.8 million compared to the same period in 2009. Gross margin increased 440 basis points to 55.1% during the three months ended September 30, 2010 compared to the same period in 2009. These increases are primarily attributable to an increase of 17.9% in unit sales, favorable shifts in product mix (consumer-direct channels) toward higher margin products and lower distribution costs as we continue to increase direct shipments from the factories to our wholesale customers and retail channel. Offsetting these increases was the accretive effect of impaired unit sales that took place during the second quarter of 2009 as discussed in “Financial Highlights.” The net effect of these sales during the third quarter of 2009 was $9.6 million.

Average foreign currency exchange rates during the three months ended September 30, 2010 increased our gross profit by $2.3 million as compared to the three month period ended September 30, 2009. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

Selling, general and administrative expenses and foreign currency transaction losses (gains).  Selling, general and administrative expense increased $14.2 million or 18.2% during the three months ended September 30, 2010 compared to the same period in 2009, primarily due an increase of $7.2 million in salaries, recruiting, rent and building costs resulting from the continued expansion of our retail selling channel, an increase of $4.0 million in marketing, media and agency costs related to our fall holiday marketing campaign, and an increase of $1.5 million of bad debt expense primarily related to our Asia operating segment.

Average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency, the U.S. dollar, during the three months ended September 30, 2010 decreased selling, general and administrative expenses by approximately $1.0 million as compared to the same period in 2009.

Impairment charges.  No impairment charges were recorded during the three months ended September 30, 2010 compared to $1.7 million in impairment charges recorded during the same period in 2009. The third quarter 2009 impairment charges consisted of:

•                  $0.9 million related to the write-off of capitalized software, patents, trade names and other intangible assets that we no longer intended to utilize;

•                  $0.5 million related to the write-off of obsolete molds, tooling, manufacturing and distribution equipment, sales and marketing assets and other distribution and manufacturing assets, primarily associated with the consolidation of warehouse and distribution space; and

•                  $0.3 million related to the write-off of other smaller items.

The following table summarizes operating income by segment for the three months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,
	2010	2009
Operating Income:
Americas	$22,256	$8,355
Europe	4,813	2,974
Asia	23,792	20,028
Total segments	50,861	31,357
SG&A Restructuring	—	(17)
Asset Impairment	—	(1,722)
Corporate and other	(23,415)	(20,648)

Total consolidated operating income	$27,446	8,970

Segments — Operating Margin.  Total segment operating income increased $19.5 million, or 62.2%, during the three months ended September 30, 2010 compared to the same period in 2009, primarily due to higher revenues in each of our operating segments and the impact of cost savings initiatives, (see “Financial Highlights”), which were partially offset by the increased costs resulting from the continued expansion of our retail selling channel, increased costs related to our fully-integrated marketing campaigns, increased bad debt expense and the accretive effect of impaired unit sales that took place during 2009. (See discussions above).

Income tax expense.  During the three months ended September 30, 2010, we recognized an income tax expense of $2.2 million on pre-tax income of $27.2 million, representing an effective income tax rate of 8.0% during the three months ended September 30, 2010, compared to an income tax benefit of $12.3 million on a pre-tax income of $9.8 million, representing an effective income tax rate of (126.2%) during the same period in 2009. The change in effective tax rate is primarily the result of a one-time $3.0 million tax benefit recognized in the third quarter of 2010 due to a change in an international tax treaty which reduces certain taxes for which accruals have previously been made, a $14.4 million one-time tax benefit recognized in the third quarter of 2009 related to the Company’s restructuring of its international operations to streamline and simplify its business operations and changes in the mix of profitability in foreign jurisdictions where the Company is taxable.

Comparison of the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,		Change
	2010	2009	$	%
	(amounts in thousands, except per share data)
Revenues	$610,503	$509,756	$100,747	19.8%
Cost of sales	273,072	269,115	3,957	1.5%
Gross profit	337,431	240,641	96,790	40.2%
Selling, general and administrative expenses	261,017	240,654	20,363	8.5%
Foreign currency transaction gains, net	(2,329)	(1,247)	(1,082)	(86.8)%
Restructuring charges	2,539	5,916	(3,377)	(57.1)%
Impairment charges	141	25,447	(25,306)	(99.4)%
Charitable contributions	496	7,296	(6,800)	(93.2)%
Income (loss) from operations	75,567	(37,425)	112,992	301.9%
Interest expense	445	1,412	(967)	(68.5)%
Other, net	(48)	(3,666)	3,618	98.7%
Income (loss) before income taxes	75,170	(35,171)	110,341	313.7%
Income tax expense	12,173	(4,541)	16,714	368.1%
Net income (loss)	$62,997	$(30,630)	$93,627	305.7%
Net income (loss) per basic share	$0.73	$(0.36)	$1.09	N/M
Net income (loss) per diluted share	$0.72	$(0.36)	$1.08	N/M

Gross margin	55.3%	47.2%
Operating margin	12.4%	(7.3)%

N/M — Not meaningful

Revenues.  Revenues increased $100.7 million, or 19.8%, during the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to a 12.5% increase in unit sales and an 8.1% increase in average selling price per pair of shoes, as shown in the table below. During the nine months ended September 30, 2009, we sold $54.5 million in end of life and impaired products as we disposed of excess and impaired inventory as described above in “Financial Highlights”. The following table sets forth revenue by channel and by region as well as other revenue information for the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30,		Change
	2010	2009	$	%
	(in millions, except average selling price)
Wholesale channel revenue	$384.1	$327.5	$56.6	17.3%
Retail channel revenue	173.3	137.1	36.2	26.4%
Internet channel revenue	53.1	45.2	7.9	17.5%

Americas revenue (includes Corporate)	$283.0	$232.4	$50.6	21.8%
Asia revenue	222.4	187.0	35.4	18.9%
Europe revenue	105.1	90.4	14.7	16.3%

Footwear unit sales	33.3	29.6	3.7	12.5%
Average selling price	$17.52	$16.21	$1.31	8.1%

During the nine months ended September 30, 2010, revenues from our wholesale channel grew by $56.6 million, or 17.3%, compared to the same period in 2009, particularly in the Americas and Asia, as demand for product continued to grow resulting from a stronger global economy, on-going efforts made to improve our wholesale customer relationships and market acceptance of our new product line.

Revenues from our company-operated retail locations increased $36.2 million, or 26.4%, during the nine months ended September 30, 2010 compared to the same period in 2009, which was driven by the expanded availability of product to our retail customer due to the increase in retail locations (see table above), where we can better merchandise the full breadth and depth of our product line and improved pricing.

Revenues from our internet channel increased by $7.9 million, or 17.5%, primarily due to increased sales in our Europe segment, resulting from the addition of local language internet sites for France, Germany, Spain and Italy as well as stronger consumer demand.

These increases were partially offset by revenue declines from our internet channel in Asia where we saw a drop in demand due to prolonged cold weather and an increase in imitation products in the region, particularly in Japan.

Revenues from our combined consumer-direct sales channels increased to 37.1% of revenue during the nine months ended September 30, 2010 compared to 35.8% during the same period in 2009. As consumer-direct channel sales continue to grow as a percentage of our total sales, we expect to realize growth in total revenues and gross margin since these channels have historically achieved higher average selling prices than the wholesale channel.

Revenues from non-classic footwear models continued to make up the majority of our revenues during the nine months ended September 30, 2010, as our classic models and core products (defined below) have become a smaller portion of our total revenue in recent quarters. The following table sets forth sales of our classic models, core products and new footwear products as a percentage of our total unit sales.

	Nine Months Ended September 30,
	2010	2009
Classic models (Beach and Crocs Classic)	10.3%	17.0%
Core products(1)	20.2%	34.9%
New footwear products	30.8%	12.8%

(2)                Core products include Classic models, Kids Crocs Classic, Athens, Kids Athens, Mary Jane, Girls Mary Jane, Mammoth and Kids Mammoth.

Average foreign currency exchange rates during the nine months ended September 30, 2010 contributed $17.1 million to our revenues as compared to the nine months ended September 30, 2009. We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

Americas Segment Revenues.  Revenues from the Americas segment increased $50.0 million, or 21.8%, during the nine months ended September 30, 2010 compared the same period in 2009, as a result of increased revenue in all channels. Revenues from company-operated retail locations in the region grew $27.0 million, or 34.7%, to $104.7 million for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to increased unit sales resulting from an increase in the number of company-operated retail locations in the region, as discussed above, and price improvements. Regional wholesale revenues grew $22.0 million, or 18.2%, to $143.1 million for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to increased unit sales.

Asia Segment Revenues.  Revenues in Asia increased $35.4 million, or 18.9%, during the nine months ended September 30, 2010 compared to the same period in 2009, due to increased wholesale and retail channel revenues. Regional wholesale channel revenues increased by $28.2 million, or 21.6%, primarily due to continued strong demand and improved pricing. Regional revenues from company-operated retail locations increased $7.6 million, or 15.0%, to $58.1 million during the nine months ended September 30, 2010 compared to the same period in 2009, due to price improvements and an increase of company-operated retail locations in the region, as discussed above. Regional retail revenue growth was negatively affected by a prolonged cold weather season in parts of the region and a rise in imitation products in Japan.

Europe Segment Revenues.  Revenues in Europe increased $14.7 million, or 16.3%, during the nine months ended September 30, 2010 compared to the same period in 2009 which was driven by growth in all sales channels. Regional internet channel revenues increased by $6.7 million to $12.3 million during the nine months ended September 30, 2010, which was more than twice the internet channel revenues earned during the same period in 2009, primarily due to the addition of local language internet sites for France, Germany, Spain and Italy, as previously mentioned. Wholesale channel revenues increased $6.4 million, or 8.4%, to $82.3 million during the nine months ended September 30, 2010 compared to the same period in 2009, due to increased demand.

Gross profit.  During the nine months ended September 30, 2010 gross profit increased $96.8 million, or 40.2%, to $337.4 million compared to the same period in 2009. Gross margin increased 810 basis points to 55.3% during the nine months ended September 30, 2010 compared to the same period in 2009. These increases are primarily attributable to an increase of 12.5% in sales volume and favorable shifts in product mix (consumer-direct channels) toward higher margin products.  Additionally, we continue to implement our strategy to increase shipments made directly from the factories to our wholesale customers and our retail channel. These factory-direct shipments lower our distribution cost and, as factory-direct shipment volume increased, we began to realize benefits from this strategy in 2010. The increase is also attributable to a decrease of $4.4 million in restructuring charges due to higher 2009 restructuring costs associated with the closures and consolidation our distribution spaces in the Americas and Europe segments.

Offsetting these increases was the accretive effect of impaired unit sales that took place during the second quarter of 2009 as discussed in “Financial Highlights.” The net effect of these sales during the first nine months of 2009 was $41.6 million.

Average foreign currency exchange rates during the nine months ended September 30, 2010 increased our gross profit by $10.5 million compared to the same period in 2009. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

Selling, general and administrative expenses and foreign currency transaction losses (gains).  Selling, general and administrative expense increased $20.4 million, or 8.5%, in the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to an increase of approximately $20.1 million in salaries, rent and other retail-related costs largely driven by the expansion of our retail selling channel and an increase of approximately $12.9 million in costs related to our 2010 marketing campaign. Offsetting these cost increases was an increase of $1.1 million in net gains on changes in currency exchange rates for transactions denominated, and settled or to be settled, in a currency other than the functional currency, and a decline of $16.0 million in stock-based compensation, $13.3 million of which was due to the acceleration of stock-based compensation expense from our 2009 tender offer during the nine months ended September 30, 2010 compared to the same period in 2009.

Average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency, the U.S. dollar, during the nine months ended September 30, 2010 increased selling, general and administrative expenses by approximately $1.9 million as compared to the same period in 2009.

Restructuring charges.  We recorded $3.9 million in restructuring charges in the nine months ended September 30, 2010, of which $1.4 million was recorded to cost of sales. These restructuring charges consisted of $2.0 million in severance costs related to the departure of our former Chief Executive Officer, John Duerden, during the first quarter of 2010 as well as $1.9 million which was related to a change in estimate of our original accruals for lease termination costs for our Canadian office, closed in 2008, and our distribution facilities in North America and Europe.

For the nine months ended September 30, 2009, we recorded a combined $11.7 million in restructuring charges, of which $5.8 million was included in costs of sales. These charges consisted of:

•                  $4.2 million in costs associated with the consolidation of our warehousing, distribution and office space worldwide;

•                  $2.7 million in severance costs;

•                  $1.1 million related to the release from further obligations under the earn-out provisions of our acquisition of Bite, LLC; and

•                  $3.7 million in other restructuring charges.

Impairment charges.  During the nine months ended September, 30, 2010, we recorded $0.1 million in impairment charges compared to $25.4 million in impairment charges recording during the same period in 2009. The 2009 charges consisted of:

•                  $17.0 million related to the write-off of obsolete molds, tooling, manufacturing and distribution equipment, sales and marketing assets and other distribution and manufacturing assets, primarily associated with the consolidation of warehouse and distribution space;

•                  $7.5 million related to the write-off of capitalized software, patents, trade names and other intangible assets that we no longer intended to utilize; and

•                  $0.9 million related to the write-off of other smaller items.

The following table summarizes operating income (loss) by segment for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Operating Income:
Americas	$56,913	$16,148
Europe	22,488	16,054
Asia	68,070	49,867
Total segments	147,471	82,069
SG&A Restructuring	(2,539)	(5,916)
Asset Impairment	(141)	(25,447)
Corporate and other	(69,224)	(88,131)
Total consolidated operating income (loss)	75,567	(37,425)

Segments — Operating Margin.  Total segment operating income increased $65.4 million, or 79.7%, during the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to increased revenue in each of our operating segments, a decrease of $4.4 million in restructuring charges and the impact of our cost savings initiatives (see “Financial Highlights”). These increases were partially offset by the accretive effect of impaired unit sales that took place during 2009, and increased costs related to the expansion of our retail selling channel and our 2010 fully-integrated marketing campaign, as previously discussed.

Interest expense.  Interest expense decreased $1.0 million, or 68.5%, during the nine months ended September 30, 2010 compared to same period in 2009 primarily due to lower borrowing rates and borrowing balances under our current asset-backed credit facility.

Income tax expense.  During the nine months ended September 30, 2010, we recognized an income tax expense of $12.2 million on a pre-tax income of $75.2 million, representing an effective income tax rate of 16.2% compared to an income tax benefit of $4.5 million on a pre-tax loss of $35.2 million, representing an effective income tax rate of (12.8%) for the same period in 2009. The change in effective tax rate is primarily the result of a one-time $3.0 million tax benefit recognized in the third quarter of 2010 due to a change in an international tax treaty which reduces certain taxes for which accruals have previously been made, a $14.4 million one-time tax benefit recognized in the third quarter of 2009 related to the Company’s restructuring of its international operations to streamline and simplify its business operations, and changes in the mix of profitability in foreign jurisdictions where the Company is taxable.

Liquidity and Capital Resources

At September 30, 2010, we had $143.1 million in cash and cash equivalents. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next 12 months. In order to provide additional liquidity in the future and to help support our strategic goals, we also have an asset-backed revolving credit facility with PNC (see discussion below), which provides us with up to $30.0 million in borrowings and matures on September 24, 2014.  Additional future financing may be necessary; however, due to current macroeconomic conditions and their affect on the global credit markets, there can be no assurance that we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Credit Facility

On September 30, 2010, we amended our Revolving Credit and Security Agreement with PNC, originally dated September 25, 2009. Based on the amended terms, the Credit Agreement provides for an asset-backed revolving credit facility of up to $30.0 million in total, which includes a $20.0 million sublimit for borrowings against our eligible inventory, a $2 million sublimit for borrowings against our eligible inventory in-transit, and a $10 million sublimit for letters of credit, and matures on September 24, 2014. Total borrowings available under the facility at any given time are subject to customary reserves and reductions to the extent our asset borrowing base changes. Borrowings under the facility are secured by all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests. The terms of the Credit Agreement require us to prepay borrowings in the event of certain dispositions of property. With respect to domestic rate loans, principal amounts outstanding bear interest at 1.5% plus the greater of either (i) PNC’s published reference rate, (ii) the Federal Funds Open Rate (as defined in the credit facility) in effect on such day plus 0.5% or, (iii) the sum of the daily LIBOR rate and 1.0%. Eurodollar denominated principal amounts outstanding bear interest at 3.0% plus the Eurodollar rate (as defined in the credit facility). The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to Eurodollar rate loans and contains certain customary restrictive and financial covenants. We were in compliance with these financial covenants as of September 30, 2010. As of September 30, 2010 and December 31, 2009, we had no outstanding borrowings under the credit facility. At September 30, 2010, we had issued and outstanding letters of credit of $1.0 million which were reserved against the borrowing base.

Working Capital and Cash Flow

Our accounts receivable balance as of September 30, 2010 was $81.3 million, an increase of $30.8 million when compared to the balance as of December 31, 2009. The increase in accounts receivable between December 31, 2009 and September 30, 2010 was largely the result of seasonality and higher sales in the third quarter of 2010 compared to the fourth quarter of 2009. Days sales outstanding remained relatively flat at 34.7 at September 30, 2010 compared to 34.1 at December 31, 2009.

We are a global business with operations in many different countries, which requires cash accounts to be held in various currencies. The global market has recently experienced many fluctuations in foreign currency exchange rates which impacts our results of operations and cash positions. The future fluctuations in foreign currencies may have a material impact on our cash flows and capital resources. Cash balances held in foreign countries have additional restrictions and covenants associated with them, which adds increased strains on our liquidity and ability to timely access and transfer cash balances between entities.

We consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position. However, most of the cash held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity. As of September 30, 2010, we held $137.6 million of our total $143.1 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $137.6 million, $35.8 million could potentially be restricted, as described above. If the remaining $101.8 million were to be repatriated to the U.S., we would be required to pay approximately $6.7 million in international withholding taxes with no offsetting credit. We believe that we have sufficient U.S. net operating losses (“NOLs”) to absorb any future increases to U.S. net income (and therefore, U.S. federal income tax) brought about by potential cash repatriation up to the lesser of the total U.S. NOL balances or the current foreign subsidiaries’ earnings. There are full valuation allowances on the NOLs that would be released to result in no tax effect or cash tax payments for the U.S. up to the aforementioned limitation.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $130.2 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

Our inventories increased to $142.5 million at September 30, 2010 from $93.3 million at December 31, 2009, which was primarily driven by growth associated with the addition of 37 new retail locations; the addition of component raw material inventory, as we continue to manufacture more of our hybrid product which provides savings on costs incurred with importing these products from China; and a significant increase in order backlog.

During the three and nine months ended September 30, 2010 and 2009, we had net capital expenditures of $7.3 million and $26.1 million and $6.1 million and $18.3 million, respectively. We will continue to make ongoing capital investments in molds and other tooling equipment related to manufacturing new products and footwear styles as well as those related to opening additional retail stores. We continue to evaluate our software needs and may continue to spend on upgrades or improvements to current systems or may implement new systems as our business needs require.

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

Significant Accounting Policies and Estimates

For a discussion of accounting policies that we consider significant to our business operations and understanding of our results of operations, see Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.

Effective January 1, 2010, we changed our inventory valuation method for all inventories from the first-in, first-out (“FIFO”) cost method to the moving average cost method, which approximates FIFO. We believe the change to the moving average cost method is preferable under the circumstances because the moving average methodology results in better alignment with the physical flow of inventory than the FIFO methodology, it is calculated by our inventory information system, which incorporates automated controls, and is also the method management uses when preparing budgets, reviewing actual and forecasted financial information, as well as the method used in determining incentive management compensation. The moving average cost results substantially in the same results of operations per period. As such, financial statements for periods ending on or before December 31, 2009 have not been retroactively adjusted due to immateriality. The impact of the change for the three month and nine month period ended September 30, 2010 is also immaterial. We do not believe the change will have a significant impact on our financial statements in the future.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Credit and Interest Rate Risk

We are exposed to interest rate risk to the extent that interest rates change due to inflation or other factors. This exposure is directly related to its normal operating and funding activities. As previously discussed, the principal amounts outstanding under the revolving credit facility with PNC, which provides for borrowings of up to $30.0 million in total, bear interest at 1.5% per annum plus the greater of either (i) PNC’s published reference rate, (ii) the Federal Funds Open Rate (as defined in the credit facility) in effect on such day plus 0.5% or, (iii) the sum of the daily LIBOR rate and 1.0% with respect to domestic rate loans, and 3.0% plus the Eurodollar rate (as defined in the credit facility) with respect to outstanding Eurodollar denominated principal amounts. The credit facility requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to Eurodollar rate loans. Since we currently have no outstanding borrowings as of September 30, 2010 under the revolving credit facility, a change in prevailing interest rates in the near term will not materially affect our overall results.

We earned interest income of $0.2 million and $0.4 million on our cash and cash equivalents and marketable securities during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2009, we earned interest income of $0.1 million and $0.5 million, respectively, on our cash and cash equivalents and marketable securities. During the nine months ended September 30, 2010 and 2009, our sensitivity to market fluctuations in interest rates was not material to its overall results.

Foreign Currency Exchange Risk

We have significant revenues from foreign sales in recent periods. While the majority of expenses attributable to our foreign operations are paid in the functional currency of the country in which such operations are conducted, we pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies may be significantly influenced by foreign currency fluctuations. We are primarily exposed to changes in exchange rates for the British pound, the Japanese yen, the Mexican peso and the euro. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. We engage in foreign exchange forward contracts to reduce our transactional exposure to changes in foreign exchange rates and to hedge specific commitments and anticipated transactions and not for speculative or trading purposes. These foreign exchange forward contracts are accounted for as derivatives designated as non-hedging instruments in accordance with accounting standards for derivatives. The fair values of these instruments at September 30, 2010 and December 31, 2009 were not material. The change in the value of these instruments is immediately recognized in earnings. The impact of such instruments is included in other expense (income), net.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  Legal Proceedings

On March 31, 2006, the Company filed a complaint with the International Trading Commission (“ITC”) against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc., alleging patent and trade dress infringement and seeking an exclusion order banning the importation and sale of infringing products. On August 10, 2006, the Company filed a motion to voluntarily remove its trade dress claim from the investigation to focus on the patent claims. The Company’s motion was granted by Order No. 20 on August 24, 2006. The utility and design patents asserted in the complaint were issued to the Company on February 7, 2006 and March 28, 2006 respectively, by the United States Patent and Trademark Office. The ITC has issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X Sports, Inc. from the ITC investigation No. 337-TA-567 on the basis of settlement and Cheng’s Enterprises, Inc. on the suspension of accused activities. The ITC Administrative Law Judge (“ALJ”) issued an Initial Determination of non-infringement related to one of the patents at issue. The Company filed a petition with the Commission to review this determination. The Commission granted the Company’s petition and on February 15, 2007, after briefing by the parties, the Commission vacated the ALJ’s determination of non-infringement with respect to the remaining respondents and remanded it to the ALJ for further proceedings consistent with the Commission’s order. In light of the Commission’s Order, the procedural schedule and hearing date were reset pursuant to Order No. 38. A trial was held before the ALJ from September 7 to 14, 2007. The ALJ issued an Initial Determination on April 11, 2008 with a finding of no violation, finding infringement of the utility patent by certain accused products, but also finding that the utility patent was invalid as obvious. The ALJ also found that the design patent was valid, but not infringed by the accused products. The Company filed a Petition for Review of the Initial Determination which was due on April 24, 2008. On June 18, 2008, the Commission issued a Notice that it would review the ALJ’s findings in the Initial Determination with respect to the determination of non-infringement of the design patent and the determination of invalidity of the utility patent. On July 25, 2008, the Commission issued a Notice of its decision to terminate the Investigation with a finding of no violation as to either patent. Crocs filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008, and filed its initial brief on January 21, 2009. Briefing before the Federal Circuit was completed in April 2009 and oral arguments were heard on July 10, 2009. On October 4, 2009, the Company and Collective Licensing International, LLC reached a settlement. Collective Licensing International, LLC agreed to cease and desist infringing on the Company’s patents and to pay the Company certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found that the Commission erred in finding that the utility patent was obvious and reversed the Commission’s determination of non-infringement of the design patent. The case has been remanded back to the Commission for a determination of infringement of the utility patent and any appropriate remedies. On April 12, 2010, one of the remaining parties, Effervescent, Inc., filed a request for a panel or en banc hearing with the Federal Circuit of the February 24, 2010 decision, to which the Company responded on April 28, 2010. The Federal Circuit denied the petition on May 20, 2010 and the matter has been remanded to the ITC. On July 6, 2010, the Commission ordered the matter to be assigned to an ALJ for a determination on enforceability. On August 26, 2010, the ALJ determined that the evidentiary record need not be reopened and that the remand would proceed based on the prior submissions of the parties.

On December 8, 2009, Columbia Sportswear Company (“Columbia”) filed an Amended Complaint adding the Company as a defendant in a case between Columbia and Brian P. O’Boyle and 1 Pen. Inc. in the Multnomah County Circuit Court in the State of Oregon. Columbia asserted claims against the Company for misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, intentional interference with contract, injunctive relief, disgorgement and an accounting. The Amended Complaint sought damages in an unspecified amount, return of patent rights, reasonable attorney’s fees and costs and expenses against the Company. On July 29, 2010, the Company and Columbia settled all issues between them and Columbia dismissed with prejudice all claims against the Company in exchange for certain monetary and other considerations.

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6.  Exhibits.

Exhibit List

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).

3.1

Certificate of Amendment to the Restated Certificate of Incorporate of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 12, 2007).

3.2	Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).

4.1

Specimen common stock certificate(incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Amendment No. 4 to Registration Statement on Form S-1, filed on January 19, 2006 (File No. 333-127526).

10.1

Second Amendment to Revolving Credit and Security Agreement, dated as of September 30, 2010, among Crocs, Inc., Crocs Retail, Inc., Crocs Online, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc. and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on October 4, 2010).

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

CROCS, INC.

Date: November 4, 2010	By:	/s/ Russell C. Hammer
		Name:	Russell C. Hammer
		Title:	Chief Financial Officer, Senior Vice President—Finance and Treasurer