Form 10-K
period 2010-12-31
Crocs, Inc.
filed 2011-02-25
CIK 1334036

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010 was $915.0 million. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

         The number of shares of the registrant's common stock outstanding as of January 31, 2011 was 88,690,768.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant's proxy statement for the 2011 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2010.

Crocs, Inc.
2010 Annual Report on Form 10-K

PART I

ITEM 1.    BUSINESS

The Company

        Crocs, Inc. and its consolidated subsidiaries (collectively the "Company," "we," "our" or "us") is a designer, manufacturer, distributor, worldwide marketer and brand manager of footwear and accessories for men, women and children. We strive to be the global leader in molded footwear design and development which feature fun, comfort and functionality. Our products include footwear and accessories that utilize our proprietary closed cell-resin, called Croslite. The use of this unique material allows us to produce innovative, lightweight, non-marking and odor-resistant footwear. Certain shoes made with the Croslite material have been certified by U.S. Ergonomics to reduce peak pressure on the foot, reduce muscular fatigue while standing and walking and to relieve the musculoskeletal system. We currently sell our products in more than 90 countries through domestic and international retailers and distributors, and directly to end-user consumers through our company-operated retail stores, outlets, kiosks and webstores.

        We were organized in 1999 as a limited liability company. Shortly after completing our first footwear design produced by Foam Creations, Inc. (now known as Crocs Canada Inc., "Crocs Canada,") and Finproject N.A., Inc. in 2002, we launched the marketing and distribution footwear products under the Crocs brand in the United States. The unique characteristics of Croslite, which was developed by Crocs Canada, enabled us to offer consumers a shoe unlike any other footwear model then available. In 2004, we acquired Crocs Canada, including its manufacturing operations, product lines, and rights to the trade secrets for the Croslite material. In January 2005, we converted to a Colorado corporation and subsequently re-incorporated as a Delaware corporation in June 2005. In February 2006, we completed our initial public offering and trading of our common stock on NASDAQ commenced. Our business has grown both organically and through acquisitions which have enabled us to expand the Croslite product-line as well as to include a variety of new products and styles. We aim to continue to expand our product-line and bring a unique and original perspective to the consumer in styles that may be unexpected from Crocs.

        We are advocates of our global community and environment. We introduced a shoe donation program currently operating under our "Crocs Cares" program. We have donated millions of Crocs shoes to those in need in both the local and global communities we serve. In addition to the donation program, Crocs Cares aims to establish a comprehensive program focused on internal team building and community awareness by providing Crocs employees the opportunity to volunteer in their community. Also, our wholly-owned subsidiary Ocean Minded takes an active role in protecting the oceans, rivers and beaches through beach clean-ups, support of the Surfrider Foundation and through various other charitable efforts.

Products

        While the majority of our products consist of footwear, we also offer accessories which generated approximately 4.0% of our total revenues during the year ended December 31, 2010, and to a much smaller extent, apparel which generated approximately 0.1%. Our footwear products are divided into four product offerings: Core, Active, Casual and Style. The Core product offering primarily includes molded products that are derivatives of the original Crocs Classic designs and is targeted toward a wide range of consumers. The Active product offering is comprised of footwear intended for healthy living and includes sport-inspired products and footwear suited for activities such as boating, walking, hiking and even recovery after workouts. The Casual product offering includes sporty and relaxed styles appealing to a broad range of customers. The Style product offering includes stylish products which are intended to broaden the wearing occasion for Crocs lovers.

        In 2010, we extended licensing agreements with Disney, Nickelodeon, Marvel, Dreamworks, HIT Entertainment, Mario Batali, and The Collegiate Licensing Company among others, for Crocs branded footwear and/or Jibbitz shoe charms (discussed below). In addition, we entered into new licensing agreements with LEGO and Mattel (Barbie) in 2010. We also offer a line of footwear and Jibbitz charms featuring such popular characters as Mickey and Minnie Mouse, Ariel, Sponge Bob Square Pants, Dora the Explorer, Scooby-Doo and Hello Kitty, as well as characters from motion pictures including Toy Story and Cars. In addition, we are exploring opportunities to license out the Crocs brand name as part of a strategy to extend Crocs into new product types including accessories and children's apparel.

Footwear

        Our footwear product offering has grown significantly since we first introduced the Crocs single style clog in six colors, in 2002. We currently offer a wide product line of footwear, some of which include boots, sandals, sneakers, mules and flats which are made of materials like leather and textile fabrics as well as Croslite. In addition to the Crocs brand, some of our market specific product lines include the following.

  •
  Crocs Work is a product offering targeted at the hospital, restaurant, hotel and hospitality markets and includes both molded and leather footwear styles of which various have been industry certified for slip-resistance and electro-static discharge. The Crocs Work products have an established distribution channel with a leading uniform supply company thus providing us marketing access to large hospitality chains, laboratories and clean-rooms. In 2010, the Bistro style received the 2010 Gold Medal Seal from Chef's of America. Also in 2010 the Bistro, Specialist, Specialist Vent, Juniper and Lavender styles were certified by the American Podiatric Medical Association ("APMA").

  •
  Crocs Rx is a medical-needs product offering targeted at the general foot care and diabetic-needs markets. In 2009 and 2010, Crocs Rx out-sold its competitors in terms of unit volume in the U.S. with a distribution to approximately 1,780 podiatry offices and medical shoe stores. In 2009, we expanded our Crocs Rx sales in Europe, Asia and India with low-cost, lightweight footwear appropriate for people with diabetes. Each of the Crocs Rx styles has been certified by the APMA. In addition, we were the first shoe company to receive the APMA's "2008 Company of the Year" award for "greatest impact on the field of podiatry."

  •
  Ocean Minded is a product offering featuring high quality leather and EVA (Ethylene Vinyl Acetate) footwear, sandals and printed apparel primarily for the beach, action and adventure markets.

  •
  YOU by Crocs is a women's fashion line that combines comfort with fashionable styles.

        A key differentiating feature of our footwear products is the Croslite material, which is uniquely suited for comfort and functionality. We have carefully formulated the Croslite material to be of a density that creates extremely lightweight, comfortable and non-marking footwear which conforms to the shape of the foot, often reducing pressure points on the foot to increase comfort. Croslite is a closed cell resin material which is water resistant, virtually odor free, and allows many of our footwear styles to be cleaned simply with water. As we have expanded our product offering, we have incorporated traditional materials such as textile fabric and leather into many new styles. However, we continue to utilize the Croslite material for the foot bed, sole and other key structural components for the majority of these styles.

        Footwear sales made up 95.5%, 94.6%, and 91.6% of total revenues for the years ended December 31, 2010, 2009, and 2008, respectively. During the years ended December 31, 2010, 2009 and 2008, approximately 75.5%, 77.5% and 77.9% of unit sales consisted of products geared towards adults, respectively, compared to 24.5%, 22.5% and 22.1% of unit sales of products geared towards children, respectively. Sales of our Crocs Classic models accounted for 9.9%, 15.8%, and 24.8% of total unit sales for the years ended December 31, 2010, 2009 and 2008, respectively. We believe that the declining percentage of our original styles is reflective of our continued efforts to diversify our product-line and reduce reliance on original styles.

Accessories

        In addition to our footwear brands, we own the Jibbitz brand, a unique accessory product-line with colorful snap-on charms specifically suited for Crocs shoes. We acquired Jibbitz, LLC ("Jibbitz") in December 2006 and have expanded the product-line to include a wide variety of charms in varying shapes and sizes, with designs such as flowers, sports gear, seasonal and holiday designs, animals, symbols, letters and rhinestones. Crocs licensing agreements also extend to Jibbitz, which allows Jibbitz to create designs bearing logos and emblems of Disney, Nickelodeon and the Crocs collegiate line, among others. Jibbitz designs allow Crocs consumers to personalize their footwear to creatively express their individuality. As of December 31, 2010, approximately 700 unique Jibbitz charm designs were available to consumers for personalizing their Crocs footwear. Sales from Jibbitz designs made up 3.5%, 3.9%, and 6.5% of total revenues for the years ended December 31, 2010, 2009, and 2008, respectively.

Sales and Marketing

        While the broad appeal of our footwear has allowed us to market our products in a wide range of distribution channels, including department stores, traditional footwear retailers and a variety of specialty and independent retail channels, our marketing approach has become significantly target defined. Our marketing efforts center on specific product launches and employ a fully integrated approach utilizing a variety of media outlets, including print, the internet and television. We have three primary sales channels: wholesale, retail and internet. Our marketing efforts drive business to both our wholesale partners and our company-operated retail and internet stores, ensuring that our presentation and story are first class and drive purchasing at the point of sale.

Wholesale Channel

        During the years ended December 31, 2010, 2009 and 2008, approximately 61.0%, 62.6% and 76.5% of net revenues, respectively, were derived from sales through the wholesale channel which consists of sales to distributors and third-party retailers. Wholesale customers include national and regional retail chains, department stores, sporting goods stores and family footwear retailers, such as Nordstrom, Journeys, Dillard's, Dick's Sporting Goods, The Sports Authority, The Forzani Group, Famous Footwear, DSW and Xebio, as well as on-line retailers such as Zappos, Amazon and Shoebuy.com. No single customer accounted for 10% or more of revenues for the year ended December 31, 2010, 2009 or 2008.

        We use third-party distributors in select markets where we believe such arrangements are preferable to direct sales. These third-party distributors purchase products pursuant to a price list and are granted the right to resell the products in a defined territory, usually a country or group of countries. Our typical distribution agreements have terms of one to four years, are generally terminable on 30 days prior notice and have minimum sales requirements. At our discretion, we may accept returns from wholesale customers for defective products, quality issues, and shipment errors on an exception basis or, for certain wholesale customers, extend pricing discounts in lieu of defective product returns. Also at our discretion, we may accept returns from our wholesale customers, on an exception basis, for the purpose of stock re-balancing to ensure that our products are merchandised in the proper assortments. Additionally, we may provide markdown allowances to key wholesale customers to facilitate in-channel product markdowns where sell-through is less than anticipated.

Consumer-Direct Channels

        Consumer-direct sales channels include retail and internet channels and serve as an important and effective means to enhance our product and brand awareness as they provide direct access to our consumers and an opportunity to showcase our entire line of footwear and accessory offerings. We view the consumer-direct channels to be complementary to our wholesale channel.

Retail Channel

        During the years ended December 31, 2010, 2009 and 2008, approximately 29.5%, 28.0%, and 17.4%, of our net revenues were derived from sales through our retail channel, which consists of company-operated kiosks, retail and outlet stores.

          Kiosks    As of December 31, 2010 and 2009, we operated 164 and 170 global retail kiosks, respectively, located in malls and other high foot traffic areas. Due to their efficient use of retail space and limited initial capital investment, kiosks are an effective outlet for marketing our products.

          Retail Stores     As of December 31, 2010 and 2009, we operated 138 and 84 global retail stores, respectively, in a variety of locations, including: Maui, Hawaii; Yokohama City, Japan; and Hong Kong, China. Company-operated retail stores allow us to effectively market the full breadth and depth of our new and existing products and interact with customers in order to enhance brand awareness.

          Outlet Stores     As of December 31, 2010 and 2009, we operated 76 and 63 global outlet stores, respectively in a variety of locations, including: Orlando, Florida; Nasushiobara, Japan; and Metzingen, Germany. Outlet stores help us move older products in an orderly fashion. We also sell full priced products in our outlet stores.

Internet Channel

        As of December 31, 2010 and 2009, we offered our products through 46 and 23 company-operated webstores, respectively worldwide. During the years ended December 31, 2010, 2009 and 2008, approximately 9.5%, 9.4%, and 6.1% respectively, of our net revenues were derived from sales through our internet channel. Our internet presence enables us to educate consumers about our products and brand. We continue to expand our web-based marketing efforts to increase consumer awareness of our full product range.

Business Segments and Geographic Information

        We have three reportable segments: Americas, Europe and Asia. We also have an Other segment category which aggregates insignificant operating segments that do not meet the reportable threshold. Each of our reportable segments derives its revenues from the sale of footwear, apparel and accessories. The composition of our reportable segments is consistent with that used by our chief operating decision maker ("CODM") to evaluate performance and allocate resources. During the fourth quarter of 2010, we changed the internal segment reports used by our CODM to separately illustrate performance metrics of certain operating segments which provide manufacturing support, located in Mexico and Italy. These operating segments make up our Other segment category. Segment information for all periods presented has been restated to reflect this change.

        Within each segment, we sell our products through our wholesale, retail and internet channels. We occasionally utilize sales agents and buying groups in our international locations to service our wholesale customers. We established a direct sales presence in most major international markets rather than relying on distributors which enables us to obtain better margins and allows us to better control our marketing and distribution. Financial information relating to our operating segments as well as foreign country revenues and long-lived assets is provided in Note 15—Operating Segments and Geographic Information in the accompanying notes to the consolidated financial statements.

Americas

        The Americas segment consists of revenues and expenses related to product sales in the North and South America geographic regions. Regional wholesale channel customers consist of a broad range of sporting goods and department stores as well as specialty retailers. The regional retail channel sells directly to the consumer through 197 company-operated store locations, including kiosks and retail stores in such locations as Orlando, Maui, Boston, New York, Quebec and Montreal, as well as through webstores. During the years ended December 31, 2010, 2009 and 2008, the regional revenues constituted approximately 47.8%, 46.7% and 50.7% of our consolidated revenues, respectively.

Asia

        The Asia segment consists of revenues and expenses related to product sales throughout Asia, Australia, New Zealand, the Middle East and South Africa. The Asia wholesale channel consists of sales to a broad range of retailers, similar to the wholesale channel we have established in the Americas wholesale channel. We also sell products directly to the consumer through 159 company-operated stores including kiosks and retail stores in locations such as Yokohama City, Hong Kong, Singapore and Brisbane, as well as through our webstores. During the years ended December 31, 2010, 2009 and 2008, revenues from the Asia segment constituted 36.1%, 36.8% and 28.4% of our aggregate consolidated revenues, respectively.

Europe Segment

        The Europe segment consists of revenues and expenses related to product sales throughout Europe and Russia. Europe segment wholesale channel customers consist of a broad range of retailers, similar to the wholesale channel we have established in our Americas segment. We also sell our products directly to the consumer through 22 company-operated stores including kiosks and retail stores in locations such as Moscow, Russia; Metzingen, Germany; and London, England, as well as through our webstores. During the years ended December 31, 2010, 2009 and 2008, revenues from the Europe segment constituted 16.2%, 16.4% and 20.7% of our aggregate consolidated revenues, respectively.

Distribution and Logistics

        On an ongoing basis, we look to enhance our distribution and logistics network so as to further streamline our supply chain, increase our speed to market and lower costs. In 2008, we consolidated our distribution and logistics network to leverage resources and simplify our fulfillment processes while driving down costs in our operations. During 2009, we continued to streamline our distribution strategy based upon projected economic conditions and demand for our products to further consolidate global distribution centers and warehousing thereby decreasing fixed costs.

        During the year ended December 31, 2010, we stored our raw material and finished goods inventories in company-operated warehouse and distribution facilities located in, California, Puerto Rico, Mexico, the Netherlands, Japan, China and South Africa. We also utilized distribution centers which were operated by third parties located in Brazil, Finland, Australia, Dubai, Hong Kong, Korea, Singapore, India, Taiwan and China. Throughout 2010, we continued to engage in efforts to consolidate our global warehouse and distribution facilities to maintain a lean cost structure. As of December 31, 2010 and 2009, our company-operated warehouse and distribution facilities provided us with 1.3 million square feet and 1.5 million square feet, respectively, and our third-party operated distribution facilities provided us with 0.3 million square feet and 0.2 million square feet, respectively. We also ship a portion of our products directly to our customers from our internal and third-party manufacturers. We are actively pursuing initiatives aimed at shipping more of our product directly to our customers, which, if successful, is expected to lower our cost of sales in the future.

Raw Materials

        Croslite material, our proprietary closed-cell resin, is the primary raw material used in the majority of our footwear and some of our accessories. Croslite material is soft and durable and allows our material to be non-marking in addition to being extremely lightweight. We continue to invest in research and development in order to refine our materials to enhance these properties and to target the development of new properties for specific applications.

        Croslite material is produced by compounding elastomer resins that we or one of our third-party processors purchase from major chemical manufacturers together with certain other production inputs such as color dyes. At this time, we have identified two suppliers that produce the particular elastomer resins used in the Croslite material. We may, however, in the future identify and utilize materials produced by other suppliers as an alternative to the elastomer resins we currently use in the production of our proprietary material. All of the other raw materials that we use to produce the Croslite material are readily available for purchase from multiple suppliers.

        Since our inception, we have substantially increased the number of footwear products that we offer. Many of our new products are constructed using leather, textile fabrics or other non-Croslite materials. We or our third-party manufacturers obtain these materials from a number of third-party sources and we believe these materials are broadly available. We compound Croslite material internally in Mexico utilizing subcomponent materials produced by a third party in the U.S. We also outsource the compounding of Croslite material and continue to purchase a portion of our compounded raw materials from a third party in Europe.

Design and Development

        We have expanded into new footwear categories by designing new footwear styles using both internal designers and external recognized footwear design experts. As part of this strategy, we acquired EXO Italia ("EXO") in 2006, which expanded our internal design capabilities. EXO is based in Padova, Italy and is an Italian producer of EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry. By introducing outside sources to the design process, we are able to capture a variety of different design perspectives on a cost-efficient basis and anticipate trends more quickly.

        We continue to dedicate significant resources to product design and development as we develop footwear styles based on opportunities we identify in the marketplace. Our design and development process is highly collaborative, as members of the design team frequently meet with sales and marketing staff, production and supply managers and certain of our retail customers to further refine our products to meet the particular needs of our target market. We continually strive to improve our development function so we can bring products to market quickly and reduce costs while maintaining product quality. We spent $7.8 million, $7.7 million and $6.4 million in research, design and development activities for the years ended December 31, 2010, 2009, and 2008, respectively.

Manufacturing and Sourcing

        Our strategy is to maintain a flexible, globally diversified, low-cost manufacturing base. We currently have company-operated production facilities in Mexico and Italy. We also contract with third-party manufacturers to produce certain of our footwear styles or provide support to our internal production processes. We believe that our internal manufacturing capabilities enable us to rapidly make changes to production, providing us with the flexibility to quickly respond to orders for high demand models and colors throughout the year, while outsourcing allows us to capitalize on the efficiencies and cost benefits of using contracted manufacturing services. We believe this strategy will continue to minimize our production costs, increase overall operating efficiencies and shorten production and development times.

        In the years ended December 31, 2010, 2009 and 2008, we manufactured approximately 21.0%, 26.4% and 16.6%, respectively, of our footwear products internally and sourced the remaining footwear production from multiple third-party manufacturers in China and Bosnia. During the years ended December 31, 2010, 2009 and 2008, our largest third-party supplier in China produced approximately 38.8%, 35.7%, and 48.8%, respectively, of our footwear unit volume. We do not have written supply agreements with our primary third-party manufacturers in China.

Intellectual Property and Trademarks

        We rely on a combination of trademark, copyright, trade secret, trade dress, and patent protection to establish, protect, and enforce our intellectual property rights in our product designs, brand, materials, and research and development efforts, although no such methods can afford complete protection. We own or license the material trademarks used in connection with the marketing, distribution and sale of all of our products, both domestically and internationally, where our products are currently either sold or manufactured. Our major trademarks include the Crocs logo and design and the Crocs word mark, both of which are registered or pending registration in the U.S., the European Union, Japan, Taiwan, China and Canada among other places. We also have registrations or pending registrations for trademark rights or have pending trademark applications for the marks Jibbitz, Jibbitz Logo, YOU by Crocs, YOU by Crocs Logo, Ocean Minded, Tail Logo, Bite, Bite Logo, Crocband, Crocs Tone and Crocs Littles, as well as for our proprietary material Croslite and the Croslite logo, globally. We intend to continue to strategically register, both domestically and internationally, the trademarks and copyrights we utilize today and those we develop in the future. We will also continue to aggressively police our trademarks and copyrights and pursue those who infringe, both domestically and internationally as we deem necessary.

        In the U.S., our patents are generally in effect for up to 20 years from the date of the filing of the patent application. Our trademarks registered within and outside of the U.S. are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. We believe our trademarks are crucial to the successful marketing and sale of our products, and we intend to vigorously prosecute and defend our intellectual property rights throughout the world.

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

Seasonality

        Due to the seasonal nature of our footwear which is more heavily focused on styles suitable for warm weather, revenues generated during our first and fourth quarters are typically less than revenues generated during our second and third quarters, when the northern hemisphere is experiencing warmer weather. We continue to expand our product line to include more winter-oriented styles to mitigate some of the seasonality of our revenues. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results of operations and cash flows for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any other year.

Backlog

        We receive a significant portion of orders as preseason orders, generally four to five months prior to shipment date. We provide customers with price incentives to participate in such preseason programs to enable us to better plan our production schedule, inventory and shipping needs. Unfulfilled customer orders as of any date, are referred to as backlog and represent orders scheduled to be shipped at a future date. Backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of product shipments. Further, the mix of future and immediate delivery orders can vary significantly from period over period. Due to these factors and since the unfulfilled orders can be canceled at any time prior to shipment by our customers, backlog may not be reliable measure of future sales and comparisons of backlog from period to period may be misleading. In addition, our historical cancellation experience may not be indicative of future cancellation rates. Backlog as of December 31, 2010 and 2009 was $258.4 million and $165.0 million, respectively.

Competition

        The global casual, athletic and fashion footwear markets are highly competitive. Although we believe that we do not compete directly with any single company with respect to the entire spectrum of our products, we believe portions of our business compete with companies such as, but not limited to, Nike Inc., Heelys Inc., Deckers Outdoor Corp., Skechers USA Inc. and Wolverine World Wide, Inc. Our company-operated retail locations also compete with footwear retailers such as Nordstrom Inc., Dillards, Dick's Sporting Goods Inc. and Collective Brands Inc.

        The principal elements of competition in these markets include brand awareness, product functionality, design, quality, pricing, customer service, marketing and distribution. We believe that our unique footwear designs, the Croslite material, our prices, expanded product-line and our distribution network continue to position us well in the marketplace. However, some companies in the casual footwear and apparel industry have greater financial resources, more comprehensive product lines, broader market presence, longer-standing relationships with wholesalers, longer operating histories, greater distribution capabilities, stronger brand recognition and greater marketing resources than we currently have. Furthermore, we face competition from new players who have been attracted to the market with imitation products similar to ours as the result of the unique design and success of our footwear products.

Employees

        As of December 31, 2010, we had approximately 4,000 full-time, part-time and seasonal employees, none of which were represented by a union.

Available Information

        Our internet address is www.crocs.com on which we post the following filings, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Also available on our website are the charters of the committees of our board of directors and our code of ethics. Copies of any of these documents will be provided in print to any stockholder who submits a request in writing to Integrated Corporate Relations, 761 Main Avenue, Norwalk, CT 06851.

ITEM 1A.    Risk Factors

Special Note Regarding Forward-Looking Statements

        Statements in this Form 10-K and in documents incorporated by reference herein (or otherwise made by us or on our behalf) contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements are often identified by the use of words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "strive," "will," and variations of such words or similar expressions. These statements are based on the beliefs and assumptions of management based on information currently available. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking statements. Important factors that could cause actual results to differ materially from the forward looking statements include, without limitation, the risk factors mentioned below. Furthermore, such forward looking statements speak only as of the date of this report. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.

        The risks included here are not exhaustive. Other sections of this Form 10-K may include additional factors which could adversely affect our business and financial performance. Since we operate in a very competitive and rapidly changing environment, new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Current economic conditions may adversely affect consumer spending and the financial health of our customers and others with whom we do business which may adversely affect our financial condition, results of operations and cash resources.

        Uncertainty about the current and future global economic conditions may cause consumers and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and nationally. Recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending could continue to adversely affect the demand for our products. As a result, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales.

        In addition, the decrease in available credit that has resulted from the weakened economy may result in financial difficulties for our wholesale and retail customers, product suppliers, insurers, other service providers and the financial institutions that are counterparties to our credit facility and derivative transactions. In particular, our customers may experience diminished liquidity that could result in reduced orders for our products, order cancellations, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense. If credit pressures or other financial difficulties result in insolvency for these third parties it could adversely impact our estimated reserves and financial results.

We face significant competition.

        The footwear industry is highly competitive. Recent growth in the market for casual footwear has encouraged the entry of new competitors into the marketplace and has increased competition from established companies. Our competitors include most major athletic and footwear companies, branded apparel companies, and retailers with their own private labels. A number of our competitors have: significantly greater financial resources than us, more comprehensive product lines, a broader market presence, longer-standing relationships with wholesalers, a longer operating history, greater distribution capabilities, stronger brand recognition, and spend substantially more than we do on product advertising and sales. Our competitors' greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production, and more quickly develop new products. Further, some of our competitors are offering products that are substantially similar, in design and materials, to Crocs-branded footwear. In addition, access to offshore manufacturing is also making it easier for new companies to enter the markets in which we compete. If we fail to compete successfully in the future, our sales and profits may decline, we may lose market share, our financial condition may deteriorate, and the market price of our common stock is likely to fall.

We may be unable to successfully execute our long-term growth strategy or maintain our current revenue levels.

        Although we exhibited significant growth from our inception through 2007, revenues were significantly lower in 2008, 2009 and 2010, relative to the peak levels achieved in 2007. We may experience similar decreases in revenues in the future. Our ability to maintain our revenue levels or to grow in the future depends upon, among other things, the continued success of our efforts to maintain our brand image and bring compelling and revenue-enhancing footwear offerings to market and our ability to expand within our current distribution channels and increase sales of our products into new locations internationally. Likewise, in order to effectively execute our long-term growth strategy, we will need to continue to streamline our supply chain to increase operating efficiencies and decrease costs. Successfully executing our long-term growth strategy will depend on many factors, including the strength of the Crocs brand and competitive conditions in new markets that we attempt to enter, our ability to attract and retain qualified distributors or agents or to develop direct sales channels, our ability to secure strategic retail store locations, our ability to use and protect the Crocs brand and our other intellectual property, in these new markets and territories, and our ability to consolidate our network to leverage resources and simplify our fulfillment process. If we are unable to successfully maintain our brand image, expand distribution channels, streamline our supply chain and sell our products in new markets abroad, our business may fail to grow, our brand may suffer and our results of operations may be adversely impacted.

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

        In producing new footwear models, we may encounter difficulties that we did not anticipate during the development stage. Our development schedules for new products are difficult to predict and are subject to change in response to consumer preferences and competing products. If we are not able to efficiently manufacture newly developed products in quantities sufficient to support retail and wholesale distribution, we may not be able to recover our investment in the development of new models and product lines and we would continue to be subject to the risks inherent in having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new model may depend on our pricing. We have a limited history of introducing new products in certain target markets; as such, we may set the prices of new models too high for the market to bear or we may not provide the appropriate level of marketing in order to educate the market and potential consumers about new products. Achieving market acceptance will require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general, and administrative expense, and there can be no assurance that we will have the resources necessary to undertake such efforts effectively. Failure to gain market acceptance for new products that we introduce could impede our ability to maintain or grow our current revenues, reduce our profits, adversely affect the image of our brands, erode our competitive position and result in long-term harm to our business.

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers' orders, either of which could adversely affect our business.

        The footwear industry is subject to cyclical variations, consolidation, contraction, and closings, as well as fashion trends, rapid changes in consumer preferences, the effects of weather, general economic conditions, and other factors affecting demand and possibly impairing our brand image. These factors make it difficult to forecast consumer demand and, if we overestimate demand for our products, we may be forced to liquidate excess inventories at a discount to customers, resulting in markdowns and lower gross margins. Conversely, if we underestimate consumer demand, we could have inventory shortages, which can result in lower sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our business and results of operations.

Opening and operating additional retail stores are subject to numerous risks, and declines in revenue of such retail stores could adversely affect our profitability.

        In recent years, we have significantly expanded and intend to continue the expansion of our retail sales channel. Opening global retail stores involve substantial investments, including constructing leasehold improvements, furniture and fixtures, equipment, information systems, inventory and personnel. Operating global retail stores incurs fixed costs, and if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. Due to the high fixed cost structure associated with the retail segment, negative cash flows or the closure of a store could result in write-downs of inventory and leasehold improvements, severance costs, significant lease termination costs, impairment losses on long-lived assets or loss of our working capital, which could adversely impact our financial position, results of operations or cash flows. Our ability to recover the investment in and expenditures of our retail operations can be adversely affected if sales at our retail stores are lower than anticipated.

We have substantial cash requirements in the U.S.; however, a majority of our cash is generated and held outside of the U.S. The risks attendant to holding cash abroad could adversely affect our financial condition and results of operations.

        We have substantial cash requirements in the U.S., but the majority of our cash is generated and held abroad. We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position. Cash held outside of the U.S. is primarily used for the ongoing operations of the business in the locations in which the cash is held. Most of the cash held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, may have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity. Since repatriation of such cash is subject to limitations and may be subject to significant taxation, we cannot be certain that we will be able to repatriate such cash on favorable terms or in a timely manner. If we continue to incur operating losses and require cash held in international accounts for use in our U.S. operations, a failure to repatriate such cash in a timely and cost-effective manner could adversely affect our business, financial condition and results of operations.

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

        The credit agreement also contains certain restrictive covenants that limit, and in some circumstances prohibit, our ability to, among other things incur additional debt, sell, lease or transfer our assets, pay dividends, make capital expenditures and investments, guarantee debt or obligations, create liens, enter into transactions with our affiliates, and enter into certain merger, consolidation or other reorganizations transactions. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions.

We manufacture a portion of our products which causes us to incur greater fixed costs. Any difficulties or disruptions in our manufacturing operations could adversely affect our sales and results of operations.

        We produce a portion of our footwear products at our internal manufacturing facilities in Mexico and Italy. Ownership of these facilities adds fixed costs to our cost structure which are not as easily scalable as variable costs. The manufacture of our products from Croslite requires the use of a complex process and we may experience difficulty in producing footwear that meets our high quality control standards. We will be required to absorb the costs of manufacturing and disposing of products that do not meet our quality standards. Any increases in our manufacturing costs could adversely impact our margins. Furthermore, our manufacturing capabilities are subject to many of the same risks and challenges noted below with respect to our third-party manufacturers, including our ability to scale our production capabilities to meet the needs of our customers, and our manufacturing may be disrupted for reasons beyond our control, including work stoppages, fires, earthquakes, floods, or other natural disasters. Any disruption to our manufacturing operations will hinder our ability to deliver products to our customers in a timely manner, and could have a material and adverse effect on our business.

We depend heavily on third-party manufacturers located outside the U.S.

        Third-party manufacturers located outside of the U.S. (China and Bosnia) produce most of our footwear products. We depend on these manufacturers' ability to finance the production of goods ordered, maintain adequate manufacturing capacity and meet our quality standards. We compete with other companies for the production capacity of our third-party manufacturers, and we do not exert direct control over the manufacturers' operations. As such, we have experienced at times, specifically in China, delays or inabilities to fulfill customer demand and orders. While we are increasing our communication and relationships with our third-party manufacturers, we cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines or meet our quality standards.

        In addition, we do not have long-term supply contracts with these third-party manufacturers and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third-party manufacturers. Foreign manufacturing is subject to additional risks, including transportation delays and interruptions, work stoppages, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, changes in governmental policies and the imposition of tariffs, import and export controls and other non-tariff barriers. We may not be able to offset any interruption or decrease in supply of our products by increasing production in our internal manufacturing facilities due to capacity constraints, and we may not be able to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in transportation costs, so increases in the price of petroleum products can adversely affect our profit margins.

China

        Because a large portion of our footwear products are manufactured in China, the possibility of adverse changes in trade or political relations between the U.S. and China, political instability in China, increases in labor costs, or adverse weather conditions could significantly interfere with the production and shipment of our products, which would have a material adverse affect on our operations and financial results.

Compliance with standards and laws

        We require our third-party foreign manufacturers to meet our quality control standards and footwear-industry standards for working conditions and other matters, including compliance with applicable labor, environmental and other laws. However, we do not control our third-party manufacturers or their respective labor practices. A failure by any of our third-party manufacturers to adhere to quality standards or labor, environmental and other laws could cause us to incur additional costs for our products and could cause negative publicity, damage to our reputation and the value of our brand, and discourage retail customers and consumers from buying our products. We also require our third-party foreign manufacturers to meet both our and industry standards for product safety. A failure by any of our third-party manufacturers to adhere to product safety standards could lead to a product recall, which could result in critical media coverage and harm our business and reputation and could cause us to incur additional costs.

Trade laws and regulations

        In addition, if we or our third-party foreign manufacturers violate U.S. or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of our import privileges. Possible violations of U.S. or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results. We cannot predict whether additional U.S. or foreign customs quotas, duties, taxes or other changes or restrictions will be imposed upon the importation of foreign produced products in the future or what effect such actions could have on our business, financial condition or results of operations.

We conduct significant business activity outside the U.S. which exposes us to foreign currency and other risks.

        Our ability to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations as well as the difficulties associated with promoting products in unfamiliar cultures.

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

        In addition to foreign manufacturing, we operate retail stores and sell our products to retailers outside of the U.S. We have had significant revenues from foreign sales. Foreign manufacturing and sales activities are subject to numerous risks, including tariffs, anti-dumping fines, import and export controls, and other non-tariff barriers such as quotas and local content rules; delays associated with the manufacture, transportation and delivery of foreign-sourced products; increased transportation costs due to distance, energy prices, or other factors; delays in the transportation and delivery of goods due to increased security concerns; restrictions on the transfer of funds; restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information; changes in governmental policies and regulations; political unrest, changes in law, terrorism, or war, any of which can interrupt commerce; expropriation and nationalization; difficulties in managing foreign operations effectively and efficiently from the U.S.; and difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions.

Our financial success may be limited to the strength of our relationships with our wholesale customers and to the success of such wholesale customers.

        Our financial success is significantly related to the willingness of our current and prospective wholesale customers to carry our products and the expansion to new wholesale customers, We do not have long term contracts with any of our wholesale customers, and sales to our wholesale customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our customers' orders in a timely manner, the sales of our products and our relationships with those customers may suffer, and this could have a material adverse effect on our product sales and ability to grow our product line.

        Our financial success is also significantly related to the success of our wholesale customers who are directly impacted by fluctuations in the broader economy, including the recent global economic downturn which reduced foot traffic in shopping malls and lessened consumer demand for our products. Changes in the global credit market could also affect our customers' liquidity and capital resources and their ability to meet their payment obligations to us which could have a material adverse impact on our cash flows and capital resources. We continue to monitor our accounts receivable aging and have recorded appropriate reserves as we deem appropriate. Additionally, many of our wholesale customers compete with each other and if they perceive that we are offering their competitors better pricing and support, they may reduce purchases of our products. In addition, we compete directly with our wholesale customers by selling our products to consumers via the internet and through our company-operated retail locations. If our wholesale customers believe that our direct sales to consumers divert sales from their stores, this may weaken our relationships with such customers and cause them to reduce purchases of our products. Furthermore, we continue to grow our consumer-direct channels (company-operated retail and internet) which could exacerbate this issue.

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

        We utilize trademarks, trade names, copyrights, trade secrets, issued and pending patents and trade dress and designs on nearly all of our products and believe that having distinctive marks that are readily identifiable is important to our brand, our success and our competitive position. The laws of some countries, e.g., China, do not protect intellectual property rights to the same extent as do U.S. laws. We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging another party's products on the basis of trademark or design or utility patent infringement, particularly in some foreign countries, or if we are required to change our name or use a different logo, continued sales of such competing products by third parties could harm our brand and adversely impact our business, financial condition, and results of operations by resulting in the shift of consumer preference away from our products. If our brands are associated with inferior counterfeit reproductions, the integrity of our brands could be adversely affected. Furthermore, our efforts to enforce our intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the U.S., and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

        We also rely on trade secrets, confidential information, and other unpatented proprietary information related to, among other things, the formulation of the Croslite material and product development, particularly where we do not believe patent protection is appropriate or obtainable. Using third-party manufacturers and compounding facilities may increase the risk of misappropriation of our trade secrets, confidential information and other unpatented proprietary information. The agreements we use in an effort to protect our intellectual property, confidential information and other unpatented proprietary information may be ineffective and may be insufficient to prevent unauthorized use or disclosure of such trade secrets and information. A party to one of these agreements may breach the agreement and we may not have adequate remedies for such breach. As a result, our trade secrets, confidential information, and other unpatented proprietary information may become known to others, including our competitors. Furthermore, as with any trade secret, confidential information or other proprietary information, others, including our competitors, may independently develop or discover such trade secrets and information, which would render them less valuable to us.

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

We depend on key personnel, the loss of whom would harm our business.

        The loss of the services and expertise of any key employee could harm our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. We have experienced significant management turnover in recent years. Turnover of senior management can adversely impact our stock price, our results of operations and our client relationships and may make recruiting for future management positions more difficult. In some cases, we may be required to pay significant amounts of severance to terminated management employees. In addition, we must successfully integrate any new management personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

Our current management information systems may not be sufficient for our business and planned system improvements may not be successfully implemented on a timely basis or be sufficient for our business.

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

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.

        From time to time, we may invest in business infrastructure, acquisitions of new businesses, and expansion of existing businesses, such as our retail operations, which require substantial cash investments and management attention. We believe cost effective investments are essential to business growth and profitability. However, significant investments are subject to typical risks and uncertainties inherent in acquiring or expanding a business. The failure of any significant investment to provide the returns or profitability we expect could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

Our quarterly revenues and operating results are subject to fluctuation as a result of a variety of factors, including seasonal variations, which could increase the volatility of the price of our common stock.

        Sales of our products are subject to seasonal variations and are sensitive to weather conditions. The majority of our revenues are attributable to footwear styles that are more suitable for fair weather and typically experience our highest sales activity during the second and third quarters of the calendar year, when there is a revenue concentration in countries in the northern hemisphere. While we continue to create more footwear models that are more suitable for cold weather, the effects of favorable or unfavorable weather on sales can be significant enough to affect our quarterly results, with a resulting effect on our common stock price. Quarterly results may also fluctuate as a result of other factors, including new model introductions, general economic conditions or changes in consumer preferences. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues for any particular period may fluctuate. This could lead to results outside of analyst and investor expectations, which could cause the volatility in our stock price to increase.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our principal executive and administrative offices are located at 6328 Monarch Park Place, Niwot, Colorado. We lease, rather than own, all of our facilities. We enter into short-term and long-term leases for kiosks, office, retail, manufacturing and warehouse space domestically and internationally. The terms of these leases include fixed monthly rents and/or contingent rents based on percentage of revenues and have expirations between 2011 and 2026. The general location, use and approximate size of our principal properties are given below.

Location	Use	Approximate Square Feet
Ontario, California	Warehouse	399,000
Narita, Japan(1)	Warehouse	289,000
Aurora, Colorado(2)	Warehouse	264,000
Leon, Mexico	Manufacturing/offices	226,000
Leon, Mexico	Warehouse/offices	214,000
Rotterdam, the Netherlands	Warehouse	183,000
Shanghai, China	Warehouse	76,000
Niwot, Colorado	Corporate headquarters	69,000
Niwot, Colorado	Regional offices	60,000
Tampere, Finland(3)	Warehouse/offices	60,000
Melbourne, Australia	Warehouse	48,000
Shenzen, China	Manufacturing/offices	32,000
Den Haag, the Netherlands	Regional offices	27,000
Padova, Italy	EXO's Regional offices/manufacturing facility	28,000
Singapore	Regional offices	26,000
Gordon's Bay, South Africa	Warehouse/offices	24,000
Niwot, Colorado	Warehouse	15,000
Shanghai, China	Regional offices	13,000

(1)
The space we lease related to our facility in Narita, Japan will be reduced to 156,000 square feet in stages over the first half of 2011.

(2)
We intend to sublease our facility in Aurora, Colorado which is currently vacant.

(3)
Our facility in Tampere, Finland is partially subleased.

        In addition to the properties listed above, we maintain small branch sales offices in Hong Kong, Taiwan, Korea, Australia, Brazil and India. We also lease retail space for 63 domestic and 75 international retail stores and 61 domestic and 15 international outlet stores.

ITEM 3.    Legal Proceedings

        On March 31, 2006, we filed a complaint with the International Trading Commission ("ITC") against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc. (collectively, the "respondents"), alleging, among other things infringement of United States Patent Nos. 6,993,858 (the "'858 Patent") and D517,789 (the "'789 Patent") and seeking an exclusion order banning the importation and sale of infringing products. During the course of the investigation, the ITC issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X Sports, Inc. from the ITC investigation due to a settlement being reached with each of those entities. Cheng's Enterprises, Inc. was removed from the ITC investigation because they ceased the accused activities. After a trial in the matter in September 2007, the ITC Administrative Law Judge ("ALJ") issued an initial determination on April 11, 2008, finding the '858 patent infringed by certain accused products, but also finding the patent invalid as obvious. The ALJ found that the '789 patent was valid, but was not infringed by the accused products. On July 25, 2008, the ITC notified us of its decision to terminate the investigation with a finding of no violation as to either patent. We filed a Petition for

Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008. On October 4, 2009, a settlement was reached between us and Collective Licensing International, LLC. Collective Licensing International, LLC agreed to cease and desist infringing on our patents and to pay us certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found that the ITC erred in finding that the utility patent was obvious and also reversed the ITC's determination of non-infringement of the design patent. The case has been remanded back to the ITC. On July 6, 2010, the ITC ordered the matter to be assigned to an ALJ for a determination on enforceability. On February 9, 2011, the ALJ issued a determination that the utility and design patents were both enforceable against the remaining respondents. The ALJ's decision becomes final on April 11, 2011, unless the Commission determines to review it.

        On December 8, 2009, Columbia Sportswear Company ("Columbia") filed an amended complaint adding us as a defendant in a case between Columbia and Brian P. O'Boyle and 1 Pen. Inc. in the Multnomah County Circuit Court in the State of Oregon. Columbia asserted claims against us for misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, intentional interference with contract, injunctive relief, disgorgement and an accounting. The amended complaint sought damages in an unspecified amount, return of patent rights, reasonable attorney's fees and costs and expenses against us. On July 29, 2010, all issues between us and Columbia were settled and Columbia dismissed with prejudice all claims against us in exchange for certain monetary and other considerations.

        We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the "Class Period"). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys' fees and costs of litigation. We believe the claims lack merit and intend to defend the action vigorously. Motions to dismiss are currently pending with the district court. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome, or any potential liability, of the matter.

ITEM 4.    Reserved

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock, par value $0.001, is listed on the NASDAQ Global Select Market and trades under the stock symbol "CROX". The following table shows the high and low sales prices of our common stock for the periods indicated.

Fiscal Year 2010 Three Months Ended	High	Low
March 31, 2010	$9.00	$5.81
June 30, 2010	$12.28	$8.38
September 30, 2010	$14.08	$9.88
December 31, 2010	$19.54	$12.88

Fiscal Year 2009 Three Months Ended	High	Low
March 31, 2009	$1.63	$1.00
June 30, 2009	$4.50	$1.19
September 30, 2009	$7.45	$2.55
December 31, 2009	$8.20	$4.33

Performance Graph

        The following performance graph compares the cumulative total return of our common stock with that of the NASDAQ Composite Index and the Dow Jones U.S. Footwear Index from February 8, 2006 through December 31, 2010. Our common stock was initially listed on NASDAQ on February 8, 2006, the date it commenced trading publicly. Prior to that time, there was no public market for our stock. The graph assumes an investment of $100 on February 8, 2006, reinvestment of all dividends and other distributions, and reflects our stock prices post-stock split.

Comparison of Cumulative Total Return on Investment

	2/8/2006	12/29/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Crocs, Inc.	$100.00	$144.00	$245.40	$8.27	$38.33	$114.13
Nasdaq Composite Index	$100.00	$106.86	$117.35	$69.77	$100.40	$117.37
Dow Jones US Footwear Index	$100.00	$114.93	$143.58	$102.81	$131.46	$172.12

        The Dow Jones U.S. Footwear Index consists of Crocs, Inc., NIKE, Inc., Deckers Outdoor Corp., Timberland Co. and Wolverine World Wide, Inc. Because Crocs, Inc. is part of the Dow Jones U.S. Footwear Index, the price and returns of our stock have an effect on this index. The Dow Jones U.S. Footwear Index includes companies in the major line of business in which we compete. This index does not encompass all of our competitors or all of our product categories and lines of business.

        The stock performance shown on the performance graph above is not necessarily indicative of future performance. We do not make nor endorse any predictions as to future stock performance.

Holders

        The approximate number of stockholders of record of our common stock was 213 as of January 31, 2011. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Our financing arrangements also contain restriction on our ability to pay cash dividends. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with covenants under any then existing financing agreements.

ITEM 6.    Selected Financial Data

        The following table presents selected historical financial data of the Company for each of the last five fiscal years. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page F-1 and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in Item 7 of this Form 10-K.

	For the Years Ended December 31,
($ thousands, except per share data)	2010	2009	2008	2007	2006
Consolidated Statements of Operations Data
Revenues	$789,695	$645,767	$721,589	$847,350	$354,728
Cost of sales	364,631	337,720	486,722	349,701	154,158
Restructuring charges	1,300	7,086	901	—	—

Gross profit	423,764	300,961	233,966	497,649	200,570
Selling, general and administrative expenses	342,121	311,592	341,518	268,978	104,172
Foreign currency transaction losses (gains), net	(2,912)	(665)	25,438	(10,055)	776
Charitable contributions	840	7,510	1,844	959	276
Restructuring charges	2,539	7,623	7,664	—	—
Impairment charges	141	26,085	45,784	—	—

Income (loss) from operations	81,035	(51,184)	(188,282)	237,767	95,346
Gain on charitable contributions	(223)	(3,163)	—	—	—
Interest expense	657	1,495	1,793	438	567
Other income, net	(191)	(895)	(565)	(2,997)	(1,847)

Income (loss) before income taxes	80,792	(48,621)	(189,510)	240,326	96,626
Income tax expense (benefit)	13,066	(6,543)	(4.434)	72,098	32,209

Net income (loss)	67,726	(42,078)	(185,076)	168,228	64,417
Dividend on redeemable convertible preferred shares	—	—	—	—	33

Net income (loss) attributable to common stockholders	$67,726	$(42,078)	$(185,076)	$168,228	$64,384

Income (loss) per common share:
Basic	$0.78	$(0.49)	$(2.24)	$2.08	$0.87
Diluted	$0.76	$(0.49)	$(2.24)	$2.00	$0.81
Weighted average common shares:(1)
Basic	85,482,055	85,112,461	82,767,540	80,759,077	74,598,400
Diluted	87,595,618	85,112,461	82,767,540	84,194,883	80,170,512

	As of December 31,
($ thousands)	2010	2009	2008	2007	2006
Consolidated Balance Sheets Data
Cash, cash equivalents, and marketable securities	$145,583	$77,343	$51,665	$36,335	$64,981
Total assets	549,481	409,738	455,999	627,425	299,457
Long term obligations	35,613	35,462	35,303	15,864	3,290
Total stockholders' equity	$376,106	$287,620	$287,163	$444,113	$208,258

(1)
Our 2-for-1 stock split was effected in the form of a 100% common stock dividend distributed on June 14, 2007. All share and per share amounts prior to June 14, 2007 have been adjusted to reflect the 2-for-1 stock split.

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

        Since the initial introduction and popularity of our Beach and Crocs Classic designs, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach through the acquisition of brand platforms such as Jibbitz, LLC ("Jibbitz") and Ocean Minded, Inc. ("Ocean Minded"). We intend to continue branching out into other types of footwear, bringing a unique and original perspective to the consumer in styles that may be unexpected from Crocs. In part, we believe this will help us to continue to build a stable year-round business as we look to offer more winter-oriented styles. Our marketing efforts surround specific product launches and employ a fully integrated approach utilizing a variety of media outlets, including print and online media and television. Our marketing efforts drive business to both our wholesale partners and our company-operated retail and internet stores, ensuring that our presentation and story are first class and drive purchasing at the point of sale.

        We currently sell our Crocs-branded products throughout the U.S. and in more than 90 countries. We sell our products through domestic and international retailers and distributors and directly to end-user consumers through our webstores, company-operated retail stores, outlets and kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty and independent retail channels.

Financial Highlights

        During the year ended December 31, 2010, revenues increased $143.9 million, or 22.3%, compared to the same period in 2009, as a result of stronger sales in each of our geographic operating segments. Diluted earnings per share for the year ended December 31, 2010 improved to $0.76 compared to diluted losses per share of $0.49 during the same period in 2009, primarily due to the following:

  •
  improved global economic conditions;

  •
  stronger global demand for our products as a result of market acceptance of our expanded product-line and more effective marketing and merchandising programs;

  •
  on-going investment in the growth of our retail and internet channels which have historically yielded higher margins; and

  •
  the residual impact of our turnaround strategy as further described below.

Turnaround Strategy

        Having experienced rapid revenue growth and difficulty meeting demand for our footwear products since inception, our revenue growth moderated in the first half of 2008 and decreased through the balance of 2008 and through the year ended December 31, 2009. During this time, our total revenues declined from $847.4 million in the year ended December 31, 2007 to $645.8 million during the year ended December 31, 2009. Accordingly, we implemented a turnaround strategy in 2008, which continued through 2010, aimed at aligning production and distribution capacities with revised demand projections, reducing costs and streamlining processes. As a result, we consolidated our global manufacturing facilities and distribution centers, reduced warehouse and office space, cut global workforce by 33% and reduced other discretionary spending. During 2009, we sold excess discontinued and impaired product inventories, much of which had been written down in 2008 to a level that we had considered realizable, at prices substantially higher than previously estimated. The consequential net effect of these sales was accretive to our gross profit in 2009. As a result of these and other actions taken as part of our turnaround strategy, we achieved improved year-over-year gross margin in 2009 as well as improved operating margin and net loss, despite weakened economic conditions during 2009. The benefits of our turnaround strategy continued through the year ended December 31, 2010, during which sales of discontinued and impaired product were at more normal levels.

Presentation of Reportable Segments

        We have three reportable segments: Americas, Europe and Asia. We also have an Other segment category which aggregates insignificant operating segments that do not meet the reportable threshold. Each of our reportable segments derives its revenues from the sale of footwear, apparel and accessories. The composition of our reportable segments is consistent with that used by our CODM to evaluate performance and allocate resources. During the fourth quarter of 2010, we changed the internal segment reports used by our CODM to separately illustrate performance metrics of certain operating segments which provide manufacturing support, located in Mexico and Italy. These operating segments make up our Other segment category. Segment information for all periods presented has been restated to reflect this change.

        Segment operating income (loss) is the primary measure used by our CODM to evaluate segment operating performance and to decide how to allocate resources to segments. Segment performance evaluation is based primarily on segment results without allocating corporate expenses, or indirect general, administrative and other expenses. Segment profits or losses of our reportable segments include adjustments to eliminate intersegment profit or losses on intersegment sales. Segment operating income (loss) is defined as operating income before asset impairment charges and restructuring costs not included in cost of sales. Segment assets consist of cash, accounts receivable and inventory as these assets make up the asset information used by the CODM. Revenues of each of our reportable segments represent sales to external customers. Revenues of the Other segment are made up of intersegment sales only. See Note 15—Operating Segments and Geographic Information in the accompanying notes to the financial statements for further details.

Results of Operations

        Our turnaround strategy as previously discussed had a considerable impact on our operating results for the years ended December 31, 2010, 2009 and 2008. The following summarizes specific significant items related to the implementation of this strategy as well as other material events which should be considered in evaluating the comparability of such results.

  •
  Revenues and gross profit for the year ended December 31, 2009 were impacted by the effect of the sale of excess discontinued and impaired product inventories (much of which had been written down in 2008 to a level that we had considered realizable) at prices substantially higher than previously estimated. The net effect of these sales accretive to our gross profit during the year ended December 31, 2009 was $49.8 million. Although we were able to sell $58.3 million of this impaired product at higher than anticipated price levels, such sales were deeply discounted and consequently drove down average selling price and revenues in 2009. During 2010 and 2008, sales of discontinued and impaired product were at more normal levels given seasonality and historical fluctuations in our business.

  •
  Cost of sales and selling, general and administrative costs for the year ended December 31, 2009 were negatively impacted by $16.3 million due to our stock option tender offer (the "2009 Tender Offer"). In April 2009, we offered to purchase stock options with exercise prices equal to or greater than $10.50 per share for cash from certain eligible employees in order to restore the incentive value of our long-term performance award programs and in response to the fact that the exercise prices of a substantial number of outstanding stock options held by our employees far exceeded the market price of our common stock. As part of the 2009 Tender Offer, we repurchased 2.3 million stock options from employees and non-employee directors and recorded a charge of $16.3 million related to previously unrecognized share-based compensation expense for these tendered and cancelled options. Of this $16.3 million charge, $13.3 million was recorded to selling, general and administrative expenses and $3.0 million was recorded to cost of sales.

  •
  Selling, general and administrative costs for the year ended December 31, 2009 were negatively impacted by $3.9 million due to an error in our calculation of stock-based compensation expense for prior periods. This error resulted in an accumulated $6.0 million understatement of stock-based compensation expense, with a corresponding understatement of additional paid in capital, of which $2.0 million was partially offset as a consequence of adjustments made pursuant to the 2009 Tender Offer. Consequently, we recorded an additional $3.9 million in stock-based compensation during the fourth quarter of 2009 to correct the balance of this error. We do not believe that these errors or related corrections are material to our previously issued historical consolidated financial statements for 2008 or our quarterly or annual results for 2009.

  •
  Revenues and gross profit for the year ended December 31, 2008 were impacted by historically high sales returns and allowances. In 2008, we received a substantial number of return and allowance requests from our wholesale customers which we believed were primarily due to wholesaler response to rapid declines in consumer spending on a macroeconomic level as a result of the global economic downturn as well as less-than-anticipated sell-through during the spring/summer season in 2008. We granted certain return requests and allowances to customers that we believed were strategically important to our ongoing business. Consequently, sales returns and allowances for the year ended December 31, 2008 were significantly higher than historical estimates. However, we believed that the granting of return requests and allowances to customers in response to the severe economic downturn was strategically important to our business. We experienced significant improvement in our sell-through in the wholesale channel during 2009 and 2010 and do not expect to grant return requests and allowances to customers in the future to the extent that we did during 2008.

  •
  During 2008 and 2009, the implementation of our turnaround strategy resulted in significantly higher restructuring costs and asset impairment charges as we consolidated global distribution centers, warehouse and office space and assessed the useful life and carrying value recoverability of certain assets we no longer intended to utilize, including molds, tooling, equipment and other assets. These costs decreased during 2010 as our turnaround strategy implementation came to an end. The portions of restructuring and impairment related to manufacturing assets are recognized in cost of sales on the consolidated statements of operations. The portions related to non-product, non-manufacturing assets are reflected in restructuring charges and asset impairment charges as appropriate, on the consolidated statements of operations.

Comparison of the Years Ended December 31, 2010 and 2009

	Year Ended December 31,		Change
($ thousands, except per share data)	2010	2009	$	%
Revenues	$789,695	$645,767	$143,928	22.3%
Cost of sales	365,931	344,806	21,125	6.1%

Gross profit	423,764	300,961	122,803	40.8%
Selling, general and administrative expenses and foreign currency (gains)/losses	339,209	310,927	28,282	9.1%
Restructuring charges	2,539	7,623	(5,084)	(66.7)%
Impairment charges	141	26,085	(25,944)	(99.5)%
Charitable contributions	840	7,510	(6,670)	(88.8)%

Income (loss) from operations	81,035	(51,184)	132,219	258.3%
Interest expense	657	1,495	(838)	(56.1)%
Other, net	(414)	(4,058)	3,644	89.8%

Income (loss) before income taxes	80,792	(48,621)	129,413	266.2%
Income tax (benefit) expense	13,066	(6,543)	19,609	299.7%

Net income (loss)	$67,726	$(42,078)	$109,804	261.0%

Net income (loss) per basic share	$0.78	$(0.49)	$1.27	N/M

Net income (loss) per diluted share	$0.76	$(0.49)	$1.25	N/M

Gross margin	53.7%	46.6%
Operating margin	10.3%	(7.9)%

N/M—Not meaningful

        Revenues    Revenues increased $143.9 million, or 22.3%, during the year ended December 31, 2010 compared to the same period in 2009, due to a 15.8% increase in unit sales and a 6.6% increase in average selling price per pair of shoes, as shown in the table below, both of which were driven by increased demand and improvements in the global economy. During the year ended December 31, 2009, we sold $58.3 million in end of life and impaired products as we disposed of excess and impaired inventory as previously mentioned. The following table sets forth revenue by channel and by region as well as other revenue information for the years ended December 31, 2010 and 2009.

	Year ended December 31,		Change
($ millions, except average selling price)	2010	2009	$	%
Wholesale channel revenue	$481.8	$404.5	$77.3	19.1%
Retail channel revenue	232.9	180.9	52.0	28.7%
Internet channel revenue	75.0	60.4	14.6	24.2%
Americas revenue	$377.1	$301.4	$75.7	25.1%
Asia revenue	284.8	237.5	47.3	19.9%
Europe revenue	127.7	106.0	21.7	20.5%
Footwear unit sales	42.6	36.8	5.8	15.8%
Average selling price	$17.69	$16.60	$1.09	6.6%

        Wholesale Channel Revenues    During the year ended December 31, 2010, revenues from our wholesale channel grew by $77.3 million, or 19.1%, compared to the same period in 2009, particularly in the Americas and Asia, as demand for product continued to grow resulting from a stronger global economy, on-going efforts made to improve our wholesale customer relationships and market acceptance of our new product line.

        Consumer-Direct Channel Revenues    Revenues from our consumer-direct sales channels increased to 39.0% of revenue during the year ended December 31, 2010 compared to 37.4% during the same period in 2009. As consumer-direct channel sales continue to grow as a percentage of our total sales, we expect to realize growth in total revenues and gross margin since these channels have historically achieved higher average selling prices than the wholesale channel.

          Retail Channel     Revenues from our company-operated retail locations increased $52.0 million, or 28.7%, during the year ended December 31, 2010 compared to the same period in 2009, which was driven by the expanded availability of product to our retail customer due to the increase in retail locations where we can better merchandise the full breadth and depth of our product line and improved pricing year over year. The table below illustrates the overall growth in the number of our company-operated retail locations as of December 31, 2010 and 2009.

	As of December 31,
	2010	2009	Change
Type:
Crocs Kiosk/Store in Store	164	170	(6)
Crocs Retail Stores	138	84	54
Crocs Outlet Stores	76	63	13

Total	378	317	61
Geography:
Americas	197	182	15
Asia	159	119	40
Europe	22	16	6

          Internet Channel     Revenues from our internet channel increased by $14.6 million, or 24.2%, primarily due to increased sales in our Europe segment, resulting from the addition of local language internet sites for France, Germany, Spain and Italy as well as stronger consumer demand. These increases were partially offset by revenue declines from our internet channel in Asia where we saw a drop in demand due to prolonged cold weather and an increase in imitation products in the region, particularly in Japan. The internet channel enables us to showcase our entire product offering directly to the consumer, which we believe to be advantageous to us in terms of sales volume and brand awareness.

        Product Revenue Concentration    Revenues from non-classic footwear models made up the majority of our revenues during the year ended December 31, 2010, as our classic models and core products (defined below) have become a smaller portion of our total revenue in recent quarters. The following table sets forth sales of our classic models, core products and new footwear products as a percentage of our total unit sales.

	Years Ended December 31,
	2010	2009
Classic models (Beach and Crocs Classic)	9.9%	15.8%
Core products(1)	19.7%	33.5%
New footwear products	31.0%	17.3%

(1)
Core products include Classic models, Kids Crocs Classic, Athens, Kids Athens, Mary Jane, Girls Mary Jane, Mammoth and Kids Mammoth.

        Impact on Revenues due to Foreign Exchange Rate Fluctuations    Changes in average foreign currency exchange rates during the year ended December 31, 2010 increased revenues by $22.2 million compared to the same period in 2009. We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Americas Segment Revenues    Revenues from the Americas segment increased $75.7 million, or 25.1%, during the year ended December 31, 2010 compared the same period in 2009, as a result of increased revenue in all channels. Revenues from company-operated retail locations in the region increased $35.6 million, or 33.5%, to $141.9 million for the year ended December 31, 2010 compared to the same period in 2009 primarily due to increased unit sales resulting from an increase in the number of company-operated retail locations in the region, as discussed above, and increases in average selling price. Regional wholesale revenues grew $34.7 million, or 23.2%, to $184.4 million for the year ended December 31, 2010 compared to the same period in 2009 primarily due to increased unit sales.

        Asia Segment Revenues    Revenues in Asia increased $47.3 million, or 19.9%, during the year ended December 31, 2010 compared to the same period in 2009, due to increased wholesale and retail channel revenues. Regional wholesale channel revenues increased $33.3 million, or 20.0%, primarily due to continued strong demand and improvements in average selling price. Regional revenues from company-operated retail locations increased $13.8 million, or 21.7%, to $77.3 million during the year ended December 31, 2010 compared to the same period in 2009, due to an increases in average selling price and company-operated retail locations in the region, as discussed above, partially offset by the negative impact of a prolonged cold weather season in parts of the region and a rise in imitation products in Japan.

        Europe Segment Revenues    Revenues in Europe increased $21.7 million, or 20.5%, during the year ended December 31, 2010 compared to the same period in 2009 which was driven by growth in all sales channels. Regional internet channel revenues increased by $8.8 million to $16.5 million during the year ended December 31, 2010, which was more than twice the internet channel revenues earned during the same period in 2009, primarily due to the addition of local language internet sites for France, Germany, Spain and Italy, as previously mentioned. Wholesale channel revenues increased $9.5 million, or 10.8%, to $97.7 million during the year ended December 31, 2010 compared to the same period in 2009, due to increased demand.

        Gross Profit    During the year ended December 31, 2010 gross profit increased $122.8 million, or 40.8%, compared to the same period in 2009. Gross margin increased 15.1% to 53.7% during the year ended December 31, 2010 compared to the same period in 2009. These increases are primarily attributable to a 15.8% increase in sales volume, a 6.6% increase in average selling price and favorable shifts in product mix within the consumer-direct channels toward higher margin products. The increase is also attributable to a decrease of $5.8 million in restructuring charges due to higher 2009 restructuring costs associated with the closures and consolidation our distribution spaces in the Americas and Europe segments. Additionally, we continue to increase shipments made directly from the factories to our wholesale customers and our retail channel which lower distribution costs. We realized improvements in gross profit during 2010 as factory-direct shipment volume increased. Offsetting these increases was the accretive effect of impaired unit sales that took place during 2009 as previously discussed. The net effect of these sales during the year ended December 31, 2009 was $49.8 million. During 2010, retail and internet sales continued to increase as a percentage of total revenue. This trend contributed to higher gross margins as we were able to achieve a higher average selling price in these channels while many of the fixed costs associated with operating our company-operated retail stores are included in selling, general and administrative expenses. Also during 2010, we sold a wide range of products which required additional materials, such as canvas, cloth lining and suede, and additional processes, such as stitching, to manufacture, thereby increasing our direct costs and lowering our gross margins on those products. As we continue to expand our portfolio and non-classic models become a larger portion of our business, we expect that our profit margins will be adversely affected.

        Impact on Gross Profit due to Foreign Exchange Rate Fluctuations    Changes in average foreign currency exchange rates during the year ended December 31, 2010 increased our gross profit by $13.0 million compared to the same period in 2009. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Selling, General and Administrative Expenses and Foreign Currency Transaction (Gains)/Losses    Selling, general and administrative expense increased $28.3 million, or 9.1%, in the year ended December 31, 2010 compared to the same period in 2009, primarily due to:

  •
  an increase of approximately $28.6 million in salaries, rent and other retail-related costs largely driven by the expansion of our retail sales channel and

  •
  an increase of approximately $15.9 million in costs related to our 2010 marketing campaign;

  •
  which were partially offset by a decrease of $20.7 million in share-based compensation, $13.3 million of which was due to the acceleration of share-based compensation expense from the 2009 Tender Offer; and

  •
  an increase of $2.2 million gains on transactions denominated in foreign currencies.

        Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations    Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency, the U.S. dollar, during the year ended December 31, 2010 increased selling, general and administrative expenses by approximately $5.0 million as compared to the same period in 2009.

        Restructuring Charges    We recorded $3.8 million in restructuring charges in the year ended December 31, 2010, of which $1.3 million was recorded to cost of sales. These restructuring charges consisted of $2.0 million in severance costs related to the departure of a former Chief Executive

Officer, and $1.8 million due to a change in estimate of our original accruals for lease termination costs for our Canadian office and our distribution facilities in North America and Europe.

        During the year ended December 31, 2009, we recorded $14.7 million in restructuring charges, of which $7.1 million was included in costs of sales. These charges primarily consisted of:

  •
  $5.6 million in costs associated with the consolidation of our warehousing, distribution and office space worldwide;

  •
  $3.8 million related to the termination of our manufacturing agreement with a third party in Bosnia and our sponsorship agreement with the Association of Volleyball Professionals;

  •
  $3.7 million in severance costs; and

  •
  $1.1 million related to the release from further obligations under the earn-out provisions of our acquisition of Bite, LLC.

        Asset Impairment Charges    During the year ended December 31, 2010, we recorded $0.1 million in impairment charges compared to $26.1 million in impairment charges recorded during the same period in 2009 due to the implementation of our turnaround strategy in 2009, as previously discussed. The 2009 charges primarily consisted of $18.1 million related to the write-off of obsolete molds, tooling, manufacturing and distribution equipment, sales and marketing assets and other distribution and manufacturing assets, largely associated with the consolidation of warehouse and distribution space; and $7.6 million related to the write-off of capitalized software, patents, trade names and other intangible assets that we no longer intended to utilize.

        Segments—Operating Income (Loss)    Total segment operating income increased $82.0 million, or 90.5%, during the year ended December 31, 2010 compared to the same period in 2009, primarily due to increased revenue in each of our operating segments and a decrease of $5.8 million in restructuring charges which were partially offset by the accretive effect of impaired unit sales that took place during 2009, and increased costs related to the expansion of our retail selling channel and our 2010 fully-integrated marketing campaign, as previously discussed. The following table summarizes operating income (loss) by segment for the year ended December 31, 2010 and 2009.

	Year Ended December 31,
($ thousands)	2010	2009
Operating income (loss):
Americas	$67,259	$21,598
Asia	80,955	57,836
Europe	24,654	11,087
Other	(281)	76

Total segment operating income (loss)	172,587	90,597
Corporate, intersegment eliminations and other	(88,872)	(108,073)
SG&A restructuring	(2,539)	(7,623)
Asset impairment	(141)	(26,085)

Total consolidated operating income (loss)	$81,035	$(51,184)

        Interest Expense    Interest expense decreased $0.8 million, or 56.1%, during the year ended December 31, 2010 compared to same period in 2009 primarily due to lower borrowing rates and lower borrowing balances under our current asset-backed credit facility.

        Income Tax (Benefit) Expense    Income tax expense increased $19.6 million during the year ended December 31, 2010 compared to the same period in 2009 which was primarily due to an increase of $129.4 million in income before taxes. Our 2010 effective tax rate of 16.2% differs from the federal

U.S. statutory rate because of differences in the statutory rates of foreign subsidiaries, certain items of revenue and/or expense for which there is a permanent difference in taxability treatment for financial reporting and tax purposes, and changes in the amount of valuation allowances resulting from changes in the company's judgments about whether certain deferred tax assets are more likely than not to be realized. For a reconciliation between the federal U.S. statutory rate and our effective tax rate, see Note 12—Income Taxes in the accompanying notes to the consolidated financial statements.

Comparison of the Years Ended December 31, 2009 and 2008

	Year Ended December 31,		Change
($ millions, except average selling price)	2009	2008	$	%
Revenues	$645,767	$721,589	$(75,822)	(10.5)%
Cost of sales	344,806	487,623	(142,817)	(29.3)%

Gross profit	300,961	233,966	66,995	28.6%
Selling, general and administrative expenses and foreign currency (gains)/losses	310,927	366,956	(56,029)	(15.3)%
Restructuring charges	7,623	7,664	(41)	(1.0)%
Asset impairment charges	26,085	45,784	(19,699)	(43.0)%
Charitable contributions	7,510	1,844	5,666	307.3%

Loss from operations	(51,184)	(188,282)	137,098	72.8%
Interest expense	1,495	1,793	(298)	(16.6)%
Gain on charitable contributions	(3,163)	—	(3,163)	N/M
Other income, net	(895)	(565)	(330)	(58.4)%

Loss before income taxes	(48,621)	(189,510)	140,889	74.3%
Income tax benefit	(6,543)	(4,434)	(2,109)	(47.6)%

Net loss	$(42,078)	$(185,076)	$142,998	77.2%

Net loss per basic share	$(0.49)	$(2.24)	$1.75	78.1%

Net loss per diluted share	$(0.49)	$(2.24)	$1.75	78.1%

Gross margin	46.6%	32.4%
Operating margin	(7.9)%	(26.1)%

N/M—Not meaningful

        Revenues    Revenues decreased $75.8 million, or 10.5%, during the year ended December 31, 2009 as compared to same period 2008, primarily due to a decrease of $1.75 in average selling price which was partially offset by an increase of 1.5 million in units sold. The lower average selling price in 2009 was primarily attributable to the sale of discontinued and impaired product which was sold at deeply discounted prices. Sales of our Jibbitz products decreased 46.6% to $25.2 million in the year ended December 31, 2009, from $47.2 million in the year ended December 31, 2008. The following table sets forth revenue by channel and by region as well as other revenue information for the years ended December 31, 2009 and 2010.

	Year ended December 31,		Change
($ millions, except average selling price)	2009	2008	$	%
Wholesale channel revenue	$404.5	$552.1	$(147.6)	26.7%
Retail channel revenue	180.9	125.8	55.1	43.8%
Internet channel revenue	60.4	43.7	16.7	38.2%
Americas revenue	$301.4	$365.9	$(64.5)	(17.6)%
Asia revenue	237.5	204.9	32.6	15.9%
Europe revenue	106.0	149.3	(43.3)	(29.0)%
Footwear unit sales	36.8	35.3	1.5	4.2%
Average selling price	$16.60	$18.35	$(1.75)	(9.5)%

        Wholesale Channel Revenues    During the year ended December 31, 2009, revenues from the wholesale channel decreased by $147.6 million, or 26.7%, compared to the same period in 2008, primarily due by weakened consumer demand in Americas and Europe business segments resulting from the global economic downturn which also caused some retailers to choose to operate at leaner inventory levels. In addition, during the latter portion of 2009, we implemented a more disciplined wholesale approach and reduced the number of wholesalers merchandising our product so as to better position our products in the marketplace. Wholesale channel revenues also suffered as we faced challenges selling our expanded product lines to existing wholesale channels, weakened consumer demand for certain of our products which had reached a mature stage in their product life, and the impact of competitors entering the market with imitation products sold at substantially lower prices.

        Retail Channel Revenues    During the year ended December 31, 2009, revenues from the retail channel increased $55.1 million, or 43.8%, which was primarily driven by an increase in the number of stores as well as the fact that we are able to merchandise the full breadth and depth of our product line. The table below sets forth information about the number of company-operated retail locations as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008	Change
Type:
Crocs Kiosk/Store in Store	170	177	(7)
Crocs Retail Stores	84	70	14
Crocs Outlet Stores	63	32	31

Total	317	279	38
Geography:
Americas	182	157	25
Asia	119	107	12
Europe	16	15	1

        Internet Channel Revenues    During the year ended December 31, 2009, revenues from the internet channel increased $16.7 million, or 38.2%, primarily due to increased web-based and other marketing efforts aimed at driving consumer awareness of our webstores as well as the launches of several new sites serving international markets.

        Product Revenue Concentration    Revenues from non-classic footwear models made up the majority of our revenues during the year ended December 31, 2009, as our classic models and core products (defined below) have become a smaller portion of our total revenue in recent quarters. The following table sets forth sales of our classic models, core products and new footwear products as a percentage of our total unit sales.

	Years Ended December 31,
	2009	2008
Classic models (Beach and Crocs Classic)	16%	25%
Core products(1)	33%	57%
New 2009 footwear products	17%	—

(1)
Core products include Classic models, Kids Crocs Classic, Athens, Kids Athens, Mary Jane, Girls Mary Jane, Mammoth and Kids Mammoth.

        Impact on Revenues due to Foreign Exchange Rate Fluctuations    Changes in average foreign currency exchange rates during the year ended December 31, 2009 decreased revenues by $14.9 million compared to the same period in 2008. We expect that sales in international markets in foreign currencies will continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

        Americas Segment Revenues    Revenues from the Americas segment decreased $64.5 million, or 17.6%, during the year ended December 31, 2009 compared the same period in 2008, which was largely driven by lower regional wholesale channel sales, partially offset by higher regional retail and internet channel sales. The net decrease in revenues was primarily due to weakened consumer demand resulting from deteriorated U.S. economic conditions, the challenges of selling our expanded product line, lessened demand for our more mature core products, and by sales of deeply discounted end of life and impaired units. See "Financial Highlights" above. In 2009, we implemented plans to re-invigorate the region's wholesale channel revenues, which included investments in cooperative advertising and merchandising assistance for select locations at our largest U.S. wholesale accounts. Revenue from company-operated retail locations in the Americas increased $37.6 million, or 54.7%, to $106.3 million in the year ended December 31, 2009, from $68.7 million for the year ended December 31, 2008.

        During the year ended December 31, 2009, sales returns and allowances, which are included as a net adjustment to revenue, decreased $24.6 million, or 59.1%, to $17.0 million in the year ended December 31, 2009 from $41.6 million for the year ended December 31, 2008 which was primarily due to a higher 2008 balance, when, in light of then-prevailing economic conditions, we granted certain return requests and allowances to a number of customers it believed were strategically important to our ongoing business. Sales returns and allowances for the year ended December 31, 2008 were significantly higher than historical estimates as a result of specific reserves related to those granted return and allowance requests.

        Asia Segment Revenues    Revenues in Asia increased $32.6 million, or 15.9%, during the year ended December 31, 2009 compared to the same period in 2008, as a result of strong demand in all channels, particularly in the wholesale and retail channels, partially offset by a lower average selling price resulting from the sales of lower-priced end of life and impaired units, as discussed in "Recent Events" above. Revenues from company-operated retail locations in Asia increased $13.7 million, or 27.5%, to $63.6 million in the year ended December 31, 2009, from $49.9 million for the year ended December 31, 2008.

        We experienced a decline in sales returns and allowances of $6.9 million, or 43.4%, to $9.0 million in the year ended December 31, 2009 from $15.9 million for the year ended December 31, 2008. The decrease in sales returns and allowances is primarily related to a higher 2008 balance, when management, in light of then-prevailing economic conditions, granted certain returns and allowances to some of our wholesale customers to properly balance their portfolios of our products with respect to size, color and style.

        Europe Segment Revenues    Revenues in Europe decreased $43.3 million, or 29.0%, during the year ended December 31, 2009 compared to the same period in 2008 due to a decline in regional wholesale revenues resulting from weakened consumer demand due to regional economic conditions and an increased number of imitation products in the region. This decrease was partially offset by increased revenues from our company-operated retail locations, partially driven by an additional retail location, and an increase in revenue from our internet channel. Revenue from company-operated retail locations was $11.0 million in the year ended December 31, 2009 versus $7.2 million for the year ended December 31, 2008.

        Sales returns and allowances, which are recorded as a net adjustment to revenue, decreased $18.6 million, or 71%, to $7.6 million in the year ended December 31, 2009 from $26.2 million in the year ended December 31, 2008, due to a higher 2008 balance, when, in light of then-prevailing economic conditions, we granted certain return requests and allowances to a number of customers it believed were strategically important to our ongoing business. Sales returns and allowances for the year ended December 31, 2008 were significantly higher than historical estimates as a result of specific reserves related to those granted return and allowance requests.

        Gross Profit    During the year ended December 31, 2009, gross profit increased $67.0 million, or 28.6%, compared to the same period in 2008. Gross margin increased 43.8% to 46.6% during the year ended December 31, 2009 compared to the same period in 2008. During 2009, we sold $58.3 million of impaired product as previously discussed in "Financial Highlights." Much of this product had been written down to a level that we considered realizable; however, we were able to sell this product at prices substantially higher than what we had previously estimated. The gross profit amount related to these units was accretive to our gross profit percentage during the year ended December 31, 2009. The net effect of these sales on our gross profit during the year ended December 31, 2009 was $49.8 million. During 2009, we also experienced an increase in retail and internet sales as a percentage of our total revenue. This trend contributed to higher gross margins as we were able to achieve a higher average selling price in these channels while many of the fixed costs associated with operating our company-operated retail stores are included in selling, general and administrative expenses.

        Partially offsetting these increases in gross profit were restructuring charges of $7.1 million associated with the consolidation of our warehouse and distribution space and cancellation of our warehousing agreement. See "Restructuring" below for further discussion. In addition, as a result of the 2009 Tender Offer, we recognized $3.0 million in additional share-based compensation expense through cost of sales during 2009. Also, during 2009, we sold a wide range of products which required additional materials, such as canvas, cloth lining and suede, and additional processes, such as stitching, to manufacture, thereby increasing our direct costs and lowering our gross margins on those products. By comparison, during 2008, we recorded charges of $76.3 million related to inventory write-downs and $4.2 million related to losses on future purchase commitments. We also recorded $0.9 million in restructuring costs in cost of sales as a result of the closure of our Canadian manufacturing operation.

        Impact on Gross Profit due to Foreign Exchange Rate Fluctuations    Changes in average foreign currency exchange rates during the year ended December 31, 2009 decreased our gross profit by $4.4 million compared to the same period in 2008.

        Selling, General and Administrative Expenses and Foreign Currency Transaction (Gains)/Losses    During the 2009 and 2008, we took certain actions to reduce our selling, general and administrative expenses. Those actions included, but were not limited to, reductions in certain discretionary spending such as the discontinuation of certain sponsorship and consulting arrangements. Selling, general and administrative expense and foreign currency transaction losses decreased $56.0 million, or 15.3%, in the year ended December 31, 2009 compared to the same period in 2008, which was primarily attributable to the following:

  •
  a decrease of $27.9 million in advertising and marketing expense of which $11.1 million was related to corporate sponsorships and $16.8 million was related to advertising expenses, as we exited corporate sponsorships and changed our approach to marketing our products towards a more integrated, consumer-focused program;

  •
  a decrease of $24.1 million in legal expense;

  •
  an increase of $26.1 million in net gains on changes in currency exchange rates for transactions denominated, and settled or to be settled, in a currency other than the functional currency of the consolidated entity;

  •
  which were partially offset by increases in stock compensation due to the 2009 Tender Offer of $13.3 million and $4.5 million due to the equity accounting software error, as previously discussed,

  •
  an increase of $7.4 million in rent expense; and

  •
  an increase of $4.1 million in salaries and wages.

        Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations    Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency, the U.S. dollar, during the year ended December 31, 2010 decreased selling, general and administrative expenses by approximately $4.0 million as compared to the same period in 2009.

        Restructuring Charges    During the years ended December 31, 2009 and 2008, we incurred restructuring charges as a result of our turnaround strategy, previously discussed in "Financial Highlights." Specifically, we recorded $14.7 million in restructuring charges in the year ended December 31, 2009, of which $7.1 million was reflected in cost of sales and which primarily consisted of:

  •
  $5.6 million related to the termination of operating leases and other costs associated with the consolidation of our warehousing, distribution and office space worldwide;

  •
  $3.8 million related to the termination of our manufacturing agreement with a third party in Bosnia and our sponsorship agreement with the Association of Volleyball Professionals;

  •
  $3.7 million in severance costs; and

  •
  $1.1 million related to the release from further obligation under the earn-out provisions of our acquisition of Bite, LLC.

        In 2008, we recorded $8.5 million in restructuring charges related to the closure of our facilities in Canada and Brazil, $7.6 million of which was recorded in restructuring charges and $0.9 million of which was reflected in cost of sales.

        We established reserves covering future known obligations related to the consolidation of our global distribution facilities. Reserves at December 31, 2009 were $3.1 million and have been included in the line items accrued restructuring charges and other liabilities in our consolidated balance sheets.

        Asset Impairment Charges    During the years ended December 31, 2009 and 2008, we incurred asset impairment charges as a result of our turnaround strategy, previously discussed in "Financial Highlights." The $26.1 million impairment charges recorded in 2009 primarily consisted of: $18.1 million related to the write-off of obsolete molds, tooling, manufacturing and distribution equipment, sales and marketing assets and other distribution and manufacturing assets, primarily associated with the consolidation of warehouse and distribution space as well as other cost-savings initiatives undertaken during the year; and $7.6 million related to the write-off of capitalized software, patents, trade names and other intangible assets that we no longer intend to utilize.

        The $45.8 million impairment charges recorded in 2008 primarily consisted of: $20.9 million related to the write-down of fixed assets, primarily related to equipment and shoe molds for shoes we no longer intended to manufacture or styles for which we had more molds on hand than necessary to meet projected demand; and $23.8 million related to the write-off of goodwill and other indefinite lived intangible assets, see Note 4—Intangible assets in the accompanying notes to the consolidated financial statements for additional information.

        Segments Operating Margin.    Total segment operating income increased $116.2 million during the year ended December 31, 2009 compared to the same period in 2008. The following table summarizes operating income (loss) by segment for the year ended December 31, 2009 and 2008.

	Year Ended December 31,
($ thousands)	2009	2008
Operating loss:
Americas	$21,598	$(38,430)
Asia	57,836	16,634
Europe	11,087	2,703
Other	76	(6,480)

Total segment operating income (loss)	90,597	(25,573)
Corporate, intersegment eliminations and other	(108,073)	(109,261)
SG&A restructuring	(7,623)	(7,664)
Asset impairment	(26,085)	(45,784)

Total consolidated operating loss	$(51,184)	$(188,282)

        During 2008, the operating loss in our Americas segment was driven primarily inventory write-downs and excess capacity in our company-operated manufacturing and distribution facilities. In addition, we experienced foreign currency exchange losses related to fluctuations in the Canadian dollar, Mexican peso and Brazilian real in 2008. During 2009, we implemented a plan to reduce and consolidate our global warehouse footprint, which increased our Americas gross margin compared to 2008, and we experienced declines in marketing and advertising expenses as we exited corporate sponsorships and changed our approach to marketing our products.

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

        Interest Expense    Interest expense decreased $0.3 million, or 16.6%, during the year ended December 31, 2009 when compared to the same period in 2008 which was primarily driven by lower debt balances which was partially offset by higher interest rates year over year as well as additional interest expense on a new capitalized lease obligation which financed certain equipment and internally developed software during 2009.

        Income Tax Benefit    During the year ended December 31, 2009, we recognized an income tax benefit of $6.5 million on a pre-tax loss of $48.6 million, compared to income tax benefit of $4.4 million on pre-tax loss of $189.5 million for the year ended December 31, 2008. The effective tax benefit rate was 13.5% during the year ended December 31, 2009 compared to 2.3% during the year ended December 31, 2008, primarily due to the impact of restructuring our international operations and cost-sharing arrangements.

Liquidity and Capital Resources

        At December 31, 2010, we had $145.6 million in cash and cash equivalents. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next 12 months. In order to provide additional liquidity in the future and to help support our strategic goals, we also have an asset-backed revolving credit facility with PNC Bank, N.A. ("PNC") (further discussed below), which provides us with up to $30.0 million in borrowings and matures on September 24, 2014. Additional future financing may be necessary; however, due to current macroeconomic conditions and their affect on the global credit markets, there can be no assurance that we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Credit Facility

        On September 30, 2010, we amended our Revolving Credit and Security Agreement with PNC, originally dated September 25, 2009, (the "Credit Agreement"). Based on the amended terms, the Credit Agreement provides for an asset-backed revolving credit facility (the "Credit Facility") of up to $30.0 million in total, which includes a $20.0 million sublimit for borrowings against our eligible inventory, a $2 million sublimit for borrowings against our eligible inventory in-transit, and a $10 million sublimit for letters of credit, and matures on September 24, 2014. Total borrowings available under the Credit Facility at any given time are subject to customary reserves and reductions to the extent our asset borrowing base changes. Borrowings under the Credit Facility are secured by all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests. The terms of the Credit Agreement require us to prepay borrowings in the event of certain dispositions of property. With respect to domestic rate loans, principal amounts outstanding bear interest at 1.5% plus the greater of either (i) PNC's published reference rate, (ii) the Federal Funds Open Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% or, (iii) the sum of the daily LIBOR rate and 1.0%. Eurodollar denominated principal amounts outstanding bear interest at 3.0% plus the Eurodollar rate (as defined in the Credit Agreement). The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to Eurodollar rate loans and contains certain customary restrictive and financial covenants. We were in compliance with these financial covenants as of December 31, 2010. As of December 31, 2010 and 2009, we had an immaterial amount of outstanding borrowings under the Credit Facility. At December 31, 2010 and 2009, we had issued and outstanding letters of credit of $1.0 million and $1.1 million, respectively, which were reserved against the borrowing base.

Working Capital

        As of December 31, 2010, accounts receivable increased $13.8 million when compared to December 31, 2009, primarily due to higher sales in the fourth quarter of 2010 compared to the fourth quarter of 2009. Days sales outstanding improved slightly to 33.0 at December 31, 2010 compared to 34.1 at December 31, 2009.

        Inventories increased $27.8 million as of December 31, 2010 when compared to December 31, 2009, due to multiple factors including: the growth associated with the addition of 61 new retail locations; the addition of component raw material inventory, as we continue to manufacture more of our hybrid product which provides savings on costs incurred with importing these products from China; and a significant increase in order backlog.

Capital Assets

        During the years ended December 31, 2010 and 2009, we had net capital expenditures of $43.8 million and $24.6 million, respectively. The $19.2 million increase in net capital expenditures was primarily due to ongoing investments in new retail stores as well as new molds and other tooling equipment related to new product manufacturing.

        We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $153.9 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

Repatriation of Cash

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

        We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position. However, most of the cash held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity. As of December 31, 2010, we held $135.0 million of our total $145.6 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $135.0 million, $32.2 million could potentially be restricted, as described above. If the remaining $102.8 million were to be repatriated to the U.S., we would be required to pay approximately $6.8 million in international withholding taxes with no offsetting credit. We believe that we have sufficient U.S. net operating losses ("NOLs") to absorb any future increases to U.S. taxable income (and therefore, U.S. federal income tax) brought about by potential cash repatriation up to the lesser of the total U.S. NOL balances or the current foreign subsidiaries' earnings. There are full valuation allowances on the NOLs that would be released to result in no tax effect or cash tax payments for the

U.S. up to the aforementioned limitation. As of December 31, 2010, we anticipate repatriating approximately $50.0 million of foreign subsidiary earnings in 2011 and the release of $17.5 million in NOL valuation allowances.

Contractual Obligations and Off-Balance Sheet Arrangements

        In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.6 million as of December 31, 2010), through a letter of credit that was issued to Finproject S.r.l..

        The following table summarizes aggregate information about our contractual cash obligations as of December 31, 2010, excluding the guarantee and supply agreement mentioned above.

	Payments due by period
($ thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$220,083	$48,891	$64,454	$40,587	$66,151
Inventory purchase obligations with third-party manufacturers	84,121	84,121	—	—	—
Estimated liability for uncertain tax positions	33,042	—	25,988	4,181	2,873
Capital lease obligations	2,643	1,923	713	7	—
Minimum licensing royalties	458	311	147	—
Corporate sponsorships	140	95	45	—	—
Long-term debt obligations	3	3	—	—	—

Total	$340,490	$135,344	$91,347	$44,775	$69,024

Critical Accounting Policies and Estimates

General

        Our discussion and analysis of financial condition and results of operations is based on the consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion pertains to accounting policies management believes are most critical to the portrayal of our financial condition and results of operations that require management's most difficult, subjective or complex judgments.

        Reserves for Uncollectible Accounts Receivable    We make ongoing estimates related to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. Our estimates are based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant one-time events and historical write-off experience. Specific provisions are recorded for individual receivables when we become aware of a customer's inability to meet its financial obligations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and we may experience changes in the amount of reserves we recognize for accounts receivable that we deem uncollectible. If the financial condition of some of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine that a smaller or larger reserve is appropriate, we would record a credit or a charge to selling, general and administrative expenses in the period in which we made such a determination.

        Sales Returns, Allowances and Discounts    We record reductions to revenue for estimated customer returns, allowances and discounts. Our estimated sales returns and allowances are based on customer return history and actual outstanding returns yet to be received. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales. We may accept returns from our wholesale and distributor customers, on an exception basis at the sole discretion of management for the purpose of stock re-balancing to ensure that our products are merchandised in the proper assortments. Additionally, at the sole discretion of management, we may provide markdown allowances to key wholesale and distributor customers to facilitate the "in-channel" markdown of products where we have experienced less than anticipated sell-through. We also record reductions to revenue for estimated customer credits as a result of price mark-downs in certain markets. Fluctuations in our estimates for sales returns, allowances and discounts may be caused by many factors, including, but not limited to, fluctuations in our sales revenue, changes in demand for our products. Our judgment in determining these estimates is impacted by various factors including customer acceptance of our new styles, customer inventory levels, shipping delays or errors, known or suspected product defects, the seasonal nature of our products and macroeconomic factors affecting our customers. Since we cannot predict or control certain of these factors, the actual amounts of customer returns and allowances may differ from our estimates.

        Inventory Valuation    Inventories are valued at the lower of cost or market. Inventory cost is determined using the moving average cost method. At least quarterly, we evaluate our inventory for possible impairment using standard categories to classify inventory based on the degree to which we believe that the products may need to be discounted below cost to sell within a reasonable period. We base inventory fair value on several subjective and unobservable assumptions including estimated future demand and market conditions, as well as other observable factors such as current sell-through of our products, recent changes in demand for our product as well as shifting demand between the products we offer, global and regional economic conditions, historical experience selling through liquidation and "off-price" channels and the amount of inventory on hand. If the estimated inventory fair value is less than its carrying value, the carrying value is adjusted to market value and the resulting impairment charge is recorded in cost of sales on the consolidated statements of operations. The ultimate results achieved in selling excess and discontinued products in future periods may differ significantly from management's fair value estimates. See Note 2—Inventories in the accompanying notes to the consolidated financial statements for additional information regarding inventory and impaired product.

        Impairment of Long-Lived Assets    We test long-lived assets to be held and used for impairment when events or circumstances indicate the carrying value of a long-lived asset may not be fully recoverable. Events that may indicate the impairment of a long-lived asset (or asset group, as defined below) include; (i) a significant decrease in its market price, (ii) a significant adverse change in the extent or manner in which it is being used or in its physical condition, (iii) a significant adverse change in legal factors or business climate that could affect its value, including an adverse action or assessment by a regulator, (iv) an accumulation of costs significantly in excess of the amount originally expected for its acquisition or construction, (v) its current period operating or cash flow losses combined with historical operating or cash flow losses or a forecast of its cash flows demonstrate continuing losses associated with its use, and (vi) a current expectation that, more likely than not, it will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If such facts indicate a potential impairment of a long-lived asset (or asset group), we assess the recoverability by determining if its carrying value exceeds the sum of its projected undiscounted cash flows expected to result from its use and eventual disposition over its remaining economic life. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value is determined by independent third-party appraisals, the net present value of expected cash flows, or other valuation techniques as appropriate. Assets to be abandoned or from which no further benefit is expected are written down to zero at the time that the determination is made and the assets are removed entirely from service.

        An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Beginning in 2009, we determined that the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities is at the retail store level for assets involved in our retail business. Our estimates of future cash flows over the remaining useful life of the asset group are based on management's operating budgets and forecasts. These budgets and forecasts take into consideration inputs from our regional management related to growth rates, pricing, new markets and other factors expected to affect the business, as well as management's forecasts for inventory, receivables, capital spending, and other cash needs. These considerations and expectations are inherently uncertain, and estimates included in our operating forecasts beyond a three to six month future period are extremely subjective. Accordingly, actual cash flows may differ significantly from our estimated future cash flows.

        Impairment charges are driven by, among other things, changes in our strategic operational and financial decisions, global and regional economic conditions, demand for our product or shifting demand between different products we offer and other corporate initiatives which may eliminate or significantly decrease the realization of future benefits from our long-lived assets and result in impairment charges in future periods. Significant impairment charges recognized during a reporting period could have an adverse affect on our reported financial results

        Impairment of Intangible Assets    Goodwill and intangible assets with indefinite lives are evaluated for impairment when events or changes in circumstances indicate that the carrying value may not be fully recoverable and at least annually. Intangible assets that are determined to have definite lives, such as customer relationships, core technology, capitalized software, patents and non-compete agreements are amortized over their useful lives and are evaluated for impairment only when events or circumstances indicate a carrying value may not be fully recoverable. Recoverability is based on the estimated future undiscounted cash flows of an asset. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between its carrying value and its fair value. Determination of the fair value of goodwill and other indefinite-lived intangible asset involves a number of management assumptions including the expected future operating performance of our reporting units which may change in future periods due to technological changes, economic conditions, changes to our business operations, or the inability to meet business plans, among other things. The valuation is sensitive to the actual results of any of these uncertain factors which could be negatively affected and may result in additional impairment charges should the actual results differ from management's estimates. See Note 4—Intangible Assets, in the accompanying notes to the consolidated financial statements for additional information regarding our intangible assets.

        Share-Based Compensation    We estimate the fair value of our stock option awards using a Black-Scholes valuation model, the inputs of which require various assumptions including the expected volatility of our stock price and the expected life of the option. The expected volatility assumptions are derived using our historical stock price volatility and the historical volatilities of competitors whose shares are traded in the public markets. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. If factors change and we use a different methodology for deriving the Black-Scholes assumptions, our stock-based compensation expense may differ materially in the future from that recorded in the current period. Additionally, we make certain estimates about the number of awards which will be made under performance-based incentive plans. As a result, if other assumptions or estimates had been used, stock-based compensation expense could have been materially impacted. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 9—Equity in the accompanying notes to the consolidated financial statements for additional information regarding our stock-based compensation.

        Income Taxes    We account for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The impact of an uncertain tax position that is more likely than not of being sustained upon examination by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. While the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous.

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

        We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. Undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. We have operated under a specific plan for reinvestment of undistributed earnings of our foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions. Should we change our plans, we would be required to record a significant amount of deferred tax liabilities. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

        Recent Accounting Pronouncements    See Note 1—Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements for recently adopted accounting pronouncements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility, see Note 8—Notes Payable and Capital Lease Obligations in the accompanying notes to the consolidated financial statements for additional information. Borrowings under the revolving credit facility bear interest at variable rates which are based on either the lender's published rate, the Federal Funds Open Rate, LIBOR or the Eurodollar Rate (as defined in the revolving credit facility), and are subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of December 31, 2010, the amount of total borrowings outstanding under the revolving credit facility was immaterial. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the year ended December 31, 2010 would have increased by $0.1 million.

        Fluctuations in the prevailing market interest rates, earned on our cash and cash equivalents and restricted cash balances during the year ended December 31, 2010, would have an immaterial impact on the consolidated statements of operations.

Foreign Currency Exchange Risk

        We have significant revenues from foreign sales in recent periods. While the majority of expenses attributable to our foreign operations are paid in the functional currency of the country in which such operations are conducted, we pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products and increase losses from currency exchange rates. A decrease of 1% in value of U.S. dollar relative to foreign currencies would have increased income before taxes during the year ended December 31, 2010 by approximately $2.6 million. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the impact of foreign exchange rate variances experienced during the year ended December 31, 2010.

        We enter into foreign currency exchange forward contracts to reduce our exposure to changes in exchange rates. As of December 31, 2010, the total notional value of outstanding foreign currency exchange forward contracts was $12.3 million. The following table summarizes the notional amounts of the outstanding derivatives at December 31, 2010 (in thousands). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

Currency Purchased		Currency Sold		Maturity Date	Contract Type
USD	2,000	JPY	162,960	January 2011	Foreign currency exchange forward
USD	2,000	JPY	161,940	February 2011	Foreign currency exchange forward
USD	2,000	JPY	161,920	March 2011	Foreign currency exchange forward
USD	1,752	EUR	1,300	February 2011	Foreign currency exchange forward
USD	1,751	EUR	1,300	March 2011	Foreign currency exchange forward
USD	952	GBP	600	February 2011	Foreign currency exchange forward
USD	952	GBP	600	March 2011	Foreign currency exchange forward
USD	481	GBP	300	January 2011	Foreign currency exchange forward
USD	418	EUR	300	January 2011	Foreign currency exchange forward

ITEM 8.    Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data are as set forth in the "Index to Consolidated Financial Statements" on page 52.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Acting Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010 (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Acting Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

        Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

        We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 25, 2011

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010.

Code of Ethics

        We have a written code of ethics in place that applies to all our employees, including our principal executive officer, principal financial officer and controller. A copy of our business code of conduct and ethics policy is available on our website: www.crocs.com. We are required to disclose any change to, or waiver from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating any change to, or waiver from, our business code of conduct and ethics policy as permitted by applicable SEC rules.

ITEM 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010, with the exception of those items listed below.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010.

ITEM 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(1)   Financial Statements

        The financial statements filed as part of this report are listed on the index to financial statements on page 52.

(2)   Financial Statement Schedules

        All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

(3)   Exhibit list

Exhibit Number		Description
3.1		Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

3.1		Certificate of Amendment to Restated Certificate of Incorporate of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc. Current Report on Form 8-K, filed on July 12, 2007).

3.2		Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

4.1		Specimen common stock certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.'s Registration Statement on Form S-1/A, filed on January 19, 2006 (File No. 333-127526)).

10.1	*	Form of Indemnity Agreement between Crocs, Inc. and each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.2	*	Crocs, Inc. 2005 Equity Incentive Plan (the "2005 Plan") (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.3	*	Amendment No.1 to the 2005 Plan (incorporated herein by reference to Exhibit 10.2.2 to Crocs, Inc.'s Registration Statement on Form S-1/A, filed on January 19, 2006 (File No. 333-127526)).

10.4	*	Form of Notice of Grant of Stock Option under the 2005 Plan (incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.5	*	Form of Notice of Grant of Stock Option for Non-Exempt Employees under the 2005 Plan (incorporated herein by reference to Exhibit 10.4 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.6	*	Form of Stock Purchase Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.5 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

Exhibit Number		Description
10.7	*	Form of Stock Option Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.6 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.8	*	Form of Restricted Stock Award Grant Notice under the 2005 Plan (incorporated herein by reference to Exhibit 10.7 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.9	*	Form of Restricted Stock Award Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.8 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.10	*	Form of Non Statutory Stock Option Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.9 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.11	*††	Crocs, Inc. 2010 Board of Directors Compensation Plan.

10.12	*	Crocs, Inc. Amended and Restated 2007 Senior Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Crocs, Inc.'s Annual Report on Form 10-K, filed on March 17, 2009).

10.13	†	Amended and Restated Agreement for Supply, dated July 26, 2005, between Finproject S.p.A. and Crocs, Inc. (incorporated herein by reference to Exhibit 10.21 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.14	*	2008 Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 12, 2007).

10.15	*	2007 Equity Incentive Plan (the "2007 Plan") (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 12, 2007).

10.16	*	Form of Incentive Stock Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.17	*	Form of Non-Statutory Stock Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.18	*	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under the 2007 Plan (incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.19	*	Employment Agreement, dated January 16, 2008, between Crocs, Inc. and Russell Hammer (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on May 12, 2008).

10.20	*	Employment Agreement, dated February 9, 2009, between Crocs, Inc. and John McCarvel (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on February 13, 2009).

10.21	*	Employment Agreement, dated February 9, 2009, between Crocs, Inc. and John Duerden (incorporated herein by reference to Crocs, Inc.'s Current Report on Form 8-K, filed on March 2, 2009).

Exhibit Number		Description
10.22	*	Employment Agreement, dated May 18, 2009, between Crocs, Inc. and Daniel P. Hart (incorporated herein by reference to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on August 5, 2010).

10.23	*	Separation Agreement, dated March 31, 2010, between Crocs. Inc. and John Duerden (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on April 6, 2010).

10.24		Revolving Credit and Security Agreement, dated September 25, 2009, among Crocs, Inc., Crocs Retail, Inc., Crocs Online, Inc., Ocean Minded, Inc., Jibbitz LLC, Bite, Inc. and PNC Bank, N.A. (incorporated herein by reference to Crocs, Inc.'s Current Report on Form 8-K, filed on September 30, 2009).

10.25		First Amendment to Revolving Credit and Security Agreement, dated October 14, 2009, among Crocs, Inc., Crocs Retail, Inc., Crocs Online, Inc., Ocean Minded, Inc., Jibbitz LLC, Bite, Inc. and PNC Bank, N.A. (incorporated herein by reference to Crocs, Inc.'s Current Report on Form 8-K, filed on October 15, 2009).

10.28		Second Amendment to Revolving Credit and Security Agreement, dated September 30, 2010, among Crocs, Inc., Crocs Retail, Inc., Crocs Online, Inc., Ocean Minded, Inc., Jibbitz LLC, Bite, Inc. and PNC Bank, N.A. (incorporated herein by reference to Crocs, Inc.'s Current Report on Form 8-K, filed on October 4, 2010).

21	††	Subsidiaries of the registrant.

23.1	††	Consent of Deloitte & Touche LLP.

31.1	††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	††	Certification of the Acting Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32	††	Certification of the Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*
Compensatory plan or arrangement

†
The registrant has been granted confidential treatment with respect to portions of these exhibits.

††
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 25, 2011.

CROCS, INC. a Delaware Corporation
By:	/s/ JOHN P. MCCARVEL
	Name:	John P. McCarvel
	Title:	President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 25, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JOHN P. MCCARVEL John P. McCarvel	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011
/s/ JEFFREY J. LASHER Jeffrey J. Lasher	Corporate Controller and Chief Accounting Officer (Acting Principal Financial Officer and Principal Accounting Officer)	February 25, 2011
/s/ W. STEPHEN CANNON W. Stephen Cannon	Director	February 25, 2011
/s/ RAYMOND D. CROGHAN Raymond D. Croghan	Director	February 25, 2011
/s/ RONALD L. FRASCH Ronald L. Frasch	Director	February 25, 2011
/s/ PETER A. JACOBI Peter A. Jacobi	Director	February 25, 2011
/s/ THOMAS J. SMACH Thomas J. Smach	Acting Chairman of the Board	February 25, 2011
Richard L. Sharp*	Director
*
On leave of absence as previously disclosed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

        We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crocs, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 25, 2011

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ thousands, except per share amounts)	2010	2009	2008
Revenues	$789,695	$645,767	$721,589
Cost of sales	364,631	337,720	486,722
Restructuring charges (Note 6)	1,300	7,086	901

Gross profit	423,764	300,961	233,966
Selling, general and administrative expenses	342,121	311,592	341,518
Foreign currency transaction losses (gains), net	(2,912)	(665)	25,438
Restructuring charges (Note 6)	2,539	7,623	7,664
Goodwill impairment charges (Note 4)	—	—	23,867
Asset impairment charges (Note 3)	141	26,085	21,917
Charitable contributions	840	7,510	1,844

Income (loss) from operations	81,035	(51,184)	(188,282)
Interest expense	657	1,495	1,793
Gain on charitable contribution (Note 2)	(223)	(3,163)	—
Other income, net	(191)	(895)	(565)

Income (loss) before income taxes	80,792	(48,621)	(189,510)
Income tax expense (benefit)	13,066	(6,543)	(4,434)

Net (loss) income	$67,726	$(42,078)	$(185,076)

Income (loss) per common share (Note 13):
Basic	$0.78	$(0.49)	$(2.24)

Diluted	$0.76	$(0.49)	$(2.24)

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ thousands, except number of shares)	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$145,583	$77,343
Accounts receivable, net of allowance for doubtful accounts of $10,249 and $9,839, respectively	64,260	50,458
Inventories (Note 2)	121,155	93,329
Deferred tax assets, net	15,888	7,358
Income tax receivable	9,062	8,611
Other receivables	11,637	16,140
Prepaid expenses and other current assets	13,429	14,015

Total current assets	381,014	267,254
Property and equipment, net (Note 3)	70,014	71,084
Intangible assets, net (Note 4)	45,461	35,984
Deferred tax assets, net	34,711	18,479
Other assets	18,281	16,937

Total assets	$549,481	$409,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,669	$23,434
Accrued expenses and other current liabilities (Note 5)	59,049	53,580
Accrued restructuring charges (Note 6)	439	2,616
Deferred tax liabilities, net	17,620	9
Income taxes payable	23,084	6,377
Note payable, current portion of long-term debt and capital lease obligations (Note 8)	1,901	640

Total current liabilities	137,762	86,656
Deferred tax liabilities, net	847	2,192
Long term income tax payable	29,861	27,890
Other liabilities	4,905	5,380

Total liabilities	173,375	122,118

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 88,600,860 and 88,065,859 shares issued and outstanding, respectively, at December 31, 2010 and 86,224,760 and 85,659,581 shares issued and outstanding, respectively, at December 31, 2009	88	85
Treasury stock, at cost, 535,001 and 565,179 shares, respectively	(22,008)	(25,260)
Additional paid-in capital	277,293	266,472
Retained earnings	89,881	22,155
Accumulated other comprehensive income	30,852	24,168

Total stockholders' equity	376,106	287,620

Total liabilities and stockholders' equity	$549,481	$409,738

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Treasury Stock					Accumulated Other Comprehensive Income
					Additional Paid in Capital	Deferred Compensation	Retained Earnings		Total Stock Holders Equity	Comprehensive Income (Loss)
($ thousands)	Shares	Amount	Shares	Amount
BALANCE—December 31, 2007	82,198	$83	524	$(25,022)	$211,936	$(2,402)	$249,309	$10,209	$444,113
Amortization of stock compensation (Note 9)	—	—	—	—	16,951	1,388	—	—	18,339
Forfeitures	—	—	—	—	(131)	131	—	—	—
Exercises of stock options and issuance of restricted stock awards (Note 9)	821	1	—	—	3,281	637	—	—	3,919
Net loss	—	—	—	—	—	—	(185,076)	—	(185,076)	$(185,076)
Foreign currency translation	—	—	—	—	—	—	—	5,868	5,868	5,868

Total comprehensive loss										$(179,208)

BALANCE—December 31, 2008	83,019	$84	524	$(25,022)	$232,037	$(246)	$64,233	$16,077	$287,163
Amortization of stock compensation (Note 9)		—		—	17,189	208	—	—	17,397
Tender offer (Note 9)		—		—	16,197	—	—	—	16,197
Forfeitures	(116)	—	—	—	(199)	38	—	—	(161)
Exercises of stock options and issuance of restricted stock awards (Note 9)	1,858	1	—	—	1,248	—	—	—	1,249
Adjustment for prior period RSA grants	939	—	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding	(41)	—	41	(238)	—	—	—	—	(238)
Net loss		—		—	—	—	(42,078)	—	(42,078)	$(42,078)
Foreign currency translation		—		—	—	—	—	8,091	8,091	8,091

Total comprehensive loss										$(33,987)

BALANCE—December 31, 2009	85,659	$85	565	$(25,260)	$266,472	$—	$22,155	$24,168	$287,620
Amortization of stock compensation (Note 9)		—		—	7,594		—	—	7,594
Forfeitures	(454)	—	—	—	(288)		—	—	(288)
Exercises of stock options and issuance of restricted stock awards (Note 9)	2,908	3	(77)	3,673	3,515	—	—	—	7,191
Repurchase of common stock for tax withholding	(47)	—	47	(421)	—	—	—	—	(421)
Net income		—		—	—	—	67,726	—	67,726	$67,726
Foreign currency translation								9,048	9,048	9,048
Reclassification of cumulative foreign exchange translation adjustments to net income (Note 1)		—		—	—	—	—	(2,364)	(2,364)	(2,364)

Total comprehensive income										$74,410

BALANCE—December 31, 2010	88,066	$88	535	$(22,008)	$277,293	$—	$89,881	$30,852	$376,106

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$67,726	$(42,078)	$(185,076)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,059	36,671	37,450
Unrealized loss (gain) on foreign exchange	1,334	(11,267)	21,570
Deferred income taxes	(4,999)	5,399	(5,429)
Goodwill impairment	—	—	23,837
Asset impairment	141	26,027	21,927
Inventory write-down charges	—	2,568	76,258
Charitable contributions	840	7,424	1,844
Non-cash restructuring charges	196	2,196	—
Bad debt expense	2,204	1,316	3,153
Share based compensation	7,109	15,237	18,976
Share based compensation from 2009 Tender Offer	—	16,197	—
Other non-cash items	942	(3,924)	4,833
Changes in operating assets and liabilities—net of effect of acquired businesses:
Accounts receivable	(13,165)	(13,251)	111,318
Inventories	(27,908)	44,828	16,395
Prepaid expenses and other assets	2,230	(13,914)	(4,342)
Accounts payable	12,689	(17,387)	(60,168)
Accrued expenses and other liabilities	20,344	(19,304)	11,553
Accrued restructuring	(2,696)	1,208	2,398
Income taxes receivable	228	23,163	(23,634)

Cash provided by operating activities	104,274	61,109	72,863

Cash flows from investing activities:
Purchases of marketable securities	(5,654)	(1,502)	—
Sales of marketable securities	7,369	—	—
Cash paid for purchases of property and equipment	(31,257)	(20,054)	(55,559)
Proceeds from disposal of property and equipment	1,274	2,476	2,383
Cash paid for intangible assets	(13,848)	(6,973)	(10,659)
Restricted cash	38	322	(1,624)
Acquisition of businesses, net of cash acquired	—	—	(7,977)

Cash used in investing activities	(42,078)	(25,731)	(73,436)

Cash flows from financing activities:
Proceeds from note payable, net	83,100	293	76,024
Repayment of note payable and capital lease obligations	(84,625)	(23,078)	(60,707)
Debt issuance costs	—	(458)	—
Exercise of stock options	7,191	1,290	3,283
Repurchase of common stock for tax withholding	(421)	(238)	—

Cash provided by (used in) financing activities	5,245	(22,191)	18,600

Effect of exchange rate changes on cash	799	12,491	(2,697)

Net increase in cash and cash equivalents	68,240	25,678	15,330
Cash and cash equivalents—beginning of year	77,343	51,665	36,335

Cash and cash equivalents—end of year	$145,583	$77,343	$51,665

Supplemental disclosure of cash flow information—cash paid during the year for:
Interest	$639	$1,491	$1,581

Income taxes	$11,048	$12,392	$16,367

Supplemental disclosure of non-cash, investing, and financing activities:
Assets acquired under capitalized leases	$2,606	$1,760	—

Accrued purchases of property and equipment	$1,826	$2,826	$10,331

Accrued purchases of intangibles	$3,786	$2,411	$2,265

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization—Crocs, Inc. and its subsidiaries (collectively the "Company," "we," "our" or "us") are engaged in the design, development, manufacturing, marketing and distribution of consumer products, primarily casual and athletic shoes and shoe charms, manufactured from specialty resins referred to as Croslite. Our wholly-owned subsidiaries include, among others, EXO Italia ("EXO"), which designs and develops EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry; Jibbitz, LLC ("Jibbitz"), a unique accessory brand with colorful snap-on charms specifically suited for the Company's shoes; and Ocean Minded, LLC ("Ocean Minded"), which designs, manufactures, markets and distributes high quality leather and EVA based sandals primarily for the beach, adventure and action sports markets.

        Basis of Consolidation—The consolidated financial statements include the accounts of our wholly-owned and majority owned subsidiaries as well as a variable interest entity ("VIE") for which we are the primary beneficiary after the elimination of intercompany accounts and transactions. The primary beneficiary of a VIE is the entity that absorbs the majority of the entity's expected losses, receives a majority of the VIE's expected residual returns or both. See Note 10—Variable Interest Entities for further discussion.

        Noncontrolling Interests—With the exception of Crocs India Private Limited ("Crocs India") all of our subsidiaries are, in substance, wholly-owned. Effective January 1, 2010, we sold our interests in Crocs India. During the years ended December 31, 2009 and 2008, the non-controlling interests in Crocs India were immaterial and were included in other (income) expenses on the consolidated statements of income and in other liabilities on the consolidated balance sheets.

        Change in Accounting Principle—Effective January 1, 2010, we changed our inventory valuation method for all inventories from the first-in, first-out ("FIFO") cost method to the moving average cost method, which approximates FIFO. We believe the change to the moving average cost method is preferable because it results in better alignment with the physical flow of inventory than the FIFO methodology; it is calculated by our inventory information system which incorporates automated controls; and it is the method management uses when preparing budgets, reviewing actual and forecasted financial information and determining incentive management compensation. The moving average cost method results in substantially the same results of operations in each reporting period. Financial statements for periods ending on or before December 31, 2009 have not been retroactively adjusted due to immateriality. The impact of the change for the year ended December 31, 2010 was also immaterial.

        Management Estimates—The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales returns, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, the fair value of acquired intangibles, the assessment of lower of cost or market on inventory, useful lives assigned to long-lived assets, depreciation and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

threatened or pending legal and tax matters. See Note 16—Legal Proceedings. Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

        Concentrations of Risk—We are exposed to concentrations of risks in the following categories: (1) cash and cash equivalents; (2) accounts receivable; (3) manufacturing sources; and (4) suppliers of certain raw materials. Our cash and cash equivalents are maintained in several different financial institutions in amounts that typically exceed U.S. federally insured limits or in financial institutions in international jurisdictions where insurance is not provided and restrictions may exist. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk. We consider any concentration of credit risk related to accounts receivable to be mitigated by our credit policy, the insignificance of outstanding balances owed by each individual customer at any point in time and the geographic dispersion of our customers. We rely on a limited source of internal and external manufacturers. Establishing a replacement source could require significant additional time and expense. We source the elastomer resins that constitute the primary raw materials used in compounding Croslite, which we use to produce our footwear products, from two suppliers. If the suppliers we rely on for elastomer resins were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production cycle, if at all. We may also have to pay materially higher prices in the future for the elastomer resins or any substitute materials we use, which would increase our production costs and could have a materially adverse impact on our margins and results of operations.

        Fair Value—Fair value is the price that would be received from the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which a hypothetical sale or transfer would take place and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

        The fair value hierarchy is made up of three levels of inputs that may be used to measure fair value: Level 1—observable inputs such as quoted prices for identical instruments in active markets; Level 2—observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets; and Level 3—unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions. We categorize fair value measurements within the fair value hierarchy based upon the lowest level of the most significant inputs used to determine such fair value measurement.

        Derivative financial instruments are required to be recorded at their fair value, on a recurring basis. The fair values of our derivative instruments are determined using a discounted cash flow valuation model. The significant inputs used in the model are readily available in public markets or can be derived from observable market transactions, and therefore, have been classified as Level 2. These inputs include the applicable exchange rates and forward rates, and discount rates based on the prevailing LIBOR deposit rates.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Our other financial instruments are not required to be carried at fair value on a recurring basis. The carrying value of these financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximates fair value due to their short maturities. Based on borrowing rates currently available to us, with similar terms, the carrying values of capital lease obligations and the line of credit approximate their fair values.

        Long-lived assets such as inventories, property, plant and equipment and intangible assets are also not required to be carried at fair value on a recurring basis. However, when determining impairment losses, fair values of property, plant and equipment, goodwill and intangibles must be determined. For such determination, we use either an income approach with inputs that are mainly unobservable, such as expected future cash flows, or a market approach using observable inputs such as replacement cost or third-party appraisals, as appropriate. Estimated future cash flows are based on management's operating budgets and forecasts which take into consideration both observable and unobservable inputs including growth rates, pricing, new markets and other factors expected to affect the business, as well as management's forecasts for inventory, receivables, capital spending, and other cash needs. For a discussion of inventory estimated fair value see "Inventory Valuation" below.

        Cash and Cash Equivalents—Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the date of purchase. We consider receivables from credit card companies to be cash equivalents, if expected to be received within five days. The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents approximate fair value due to the short maturities.

        Accounts Receivable—Accounts receivable represent amounts due from customers. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, are not collateralized and do not bear interest. We use our best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant one-time events and historical write-off experience. Specific provisions are recorded for individual receivables when we become aware of a customer's inability to meet its financial obligations.

        Inventory Valuation—Inventories are valued at the lower of cost or market. Inventory cost is determined using the moving average cost method. At least quarterly, we evaluate our inventory for possible impairment using standard categories to classify inventory based on the degree to which we believe that the products may need to be discounted below cost to sell within a reasonable period. We base inventory fair value on several subjective assumptions including estimated future demand and market conditions, as well as other observable factors such as current sell-through of our products, recent changes in demand for our product as well as shifting demand between the products we offer, global and regional economic conditions, historical experience selling through liquidation and price discounted channels and the amount of inventory on hand. If the estimated inventory fair value is less than its carrying value, the carrying value is adjusted to market value and the resulting impairment charge is recorded in cost of sales on the consolidated statements of operations. See Note 2—Inventories for further discussion.

        Property and Equipment—Depreciation of property, equipment, furniture and fixtures is computed using the straight-line method based on estimated useful lives ranging from two to five years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

lease term, whichever is shorter. For long-lived assets denominated in a foreign currency, we translate the ending asset and accumulated depreciation at rate of exchange at the balance sheet date and record depreciation expense using the weighted average rate of exchange for the applicable period. The difference between the recorded depreciation expense and the change in accumulated depreciation is recorded as a component of accumulated other comprehensive income in stockholders' equity on the consolidated balance sheets. Depreciation of manufacturing assets such as molds and tooling is included in cost of sales on the consolidated statements of operations. Depreciation related to corporate, non-product and non-manufacturing assets is included in selling, general and administrative expense on the consolidated statements of operations.

        Impairment of Long-Lived Assets—Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset may not be fully recoverable. Events that may indicate the impairment of a long-lived asset (or asset group, as defined below) include; (i) a significant decrease in its market price, (ii) a significant adverse change in the extent or manner in which it is being used or in its physical condition, (iii) a significant adverse change in legal factors or business climate that could affect its value, including an adverse action or assessment by a regulator, (iv) an accumulation of costs significantly in excess of the amount originally expected for its acquisition or construction, (v) its current period operating or cash flow losses combined with historical operating or cash flow losses or a forecast of its cash flows demonstrate continuing losses associated with its use, and (vi) a current expectation that, more likely than not, it will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If such facts indicate a potential impairment of a long-lived asset (or asset group), we assess the recoverability by determining if its carrying value exceeds the sum of its projected undiscounted cash flows expected to result from its use and eventual disposition over its remaining economic life. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be abandoned or from which no further benefit is expected are written down to zero at the time that the determination is made and the assets are removed entirely from service.

        An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Beginning in 2009, we determined that the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities is at the retail store level for assets involved in our retail business.

        Intangible Assets and Goodwill—Intangible assets that are determined to have finite lives are amortized over their useful lives on a straight-line basis. Customer relationships are amortized on a straight-line basis or an accelerated basis. Indefinite-lived intangible assets, such as trade names, are not amortized and are evaluated for impairment at least annually and when circumstances imply possible impairment. As of December 31, 2010 and 2009, we had no indefinite lived intangible assets.

        For amortizable intangible assets denominated in a foreign currency, we translate the ending asset and accumulated amortization at rate of exchange at the balance sheet date and record amortization expense using the weighted average rate of exchange for the applicable period. The difference between the recorded amortization expense and the change in accumulated amortization is recorded as a component of accumulated other comprehensive income in stockholders' equity. Amortization of manufacturing intangible assets is included in cost of sales on the consolidated statements of operations. Amortization related to corporate, non-product and non-manufacturing assets such as our

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

global information systems is included in selling, general and administrative expense on the consolidated statements of operations.

        The following table sets forth our definite lived intangible assets and the periods over which they are amortized.

Intangible Asset Class	Weighted Average Amortization Period
Patents	10 years
Customer Relationships	Estimated customer life
Core Technology	5 years
Non-competition Agreement	Contractual term
Capitalized Software	Shorter of 7 years or useful life

        Capitalized Software—We capitalize certain internal and external software acquisition and development costs that benefit future years, including the costs of employees and contractors devoting time to the software development projects and external direct costs for materials and services. Initial costs associated with internally-developed-and-used software are expensed until it is determined that the project has reached the application development stage. Once in its development stage, subsequent additions, modifications or upgrades to an internal-use software project are capitalized to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software primarily consists of our enterprise resource system software, warehouse management software and point of sale software. At least annually, we consider the potential impairment of capitalized software by assessing the substantive service potential of the software, changes, if any, in the extent or manner in which the software is used or is expected to be used, and the actual cost of software development or modification compared to expected cost. See Note 4—Intangibles Assets for further discussion.

        Goodwill—Goodwill represents the excess purchase price paid over the fair value of assets acquired and liabilities assumed in acquisitions. We assess goodwill for impairment annually on the last day of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of goodwill, including intangibles with indefinite lives, exceeds its implied fair value, we record an impairment loss equal to the difference. As of December 31, 2009 and 2010, we had no goodwill.

        Impairment of Intangible Assets—Intangible assets with indefinite lives and goodwill are evaluated for impairment when events or changes in circumstances indicate that the carrying value may not be fully recoverable and at least annually. Intangible assets that are determined to have definite lives, such as customer relationships, core technology, capitalized software, patents and non-compete agreements are amortized over their useful lives and are evaluated for impairment only when events or circumstances indicate a carrying value may not be fully recoverable. Recoverability is based on the estimated future undiscounted cash flows of an asset. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between its carrying value and its fair value.

        Earnings per Share—Basic and diluted earnings (loss) per common share ("EPS") is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is an unvested share-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Shares of the Company's non-vested restricted stock awards and units are considered participating securities. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from diluted EPS. See Note 13—Earnings per Share for further discussion.

        Recognition of Revenues—Revenues are recognized when the customer takes title and assumes risk of loss, collection of related receivables is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country of the sale and the agreement with the customer. Allowances for estimated returns and discounts are recognized when the related revenue is recorded.

        Shipping and Handling Costs and Fees—Shipping and handling costs are expensed as incurred and included in cost of sales. Shipping and handling fees billed to customers are included in revenues.

        Share-Based Compensation—We have share-based compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted stock options, restricted stock and stock performance awards. Awards granted under these plans are fair valued and amortized, net of estimated forfeitures over the vesting period using the straight-line method. The fair value of stock options is calculated by using the Black-Scholes option pricing formula that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 9—Equity. Share-based compensation expense associated with our manufacturing and retail employees is included in cost of sales in the consolidated statements of operations. Share-based compensation expense associated with selling, marketing and administrative employees is included selling, general and administrative expense in the consolidated statements of operations.

        The classification of any excess tax benefits realized on the exercise of stock options or issuance of restricted stock unit awards in excess of that which is associated with the expense recognized are presented as a financing cash inflow in the consolidated statement of cash flows.

        Advertising—Advertising costs are expensed as incurred and production costs are generally expensed when the advertising is run. Total advertising, marketing and promotional costs reflected in selling, general, and administrative expenses on the consolidated statement of operations were $44.1 million, $28.2 million and $56.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, we had $2.2 million and $0.7 million in prepaid advertising costs.

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses amounted to $7.8 million, $7.7 million, and $6.4 million for the years ended

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 31, 2010, 2009, and 2008, respectively, and are included in selling, general, and administrative expenses in the consolidated statement of operations.

        Foreign Currency Translation and Foreign Currency Transactions—Our functional currency is the U.S. dollar. Assets and liabilities of foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity.

        Gains and losses generated by transactions denominated in foreign currencies are reflected in the consolidated statement of operations in the period in which they occur and are primarily associated with payables and receivables arising from intercompany transactions. For the year ended December 31, 2010, we recognized realized gains and unrealized losses on foreign currency transactions of $4.2 million and $1.3 million, respectively. Included in the 2010 realized gains on foreign currency transactions was $2.4 million of realized gains recognized on payments of intercompany balances denominated in foreign currencies for which collection had not been planned or anticipated previously. For the year ended December 31, 2009, we recognized realized losses and unrealized gains on foreign currency transactions of $10.6 million and $11.3 million, respectively. For the year ended December 31, 2008, we recognized realized losses and unrealized losses on foreign currency transactions of $3.8 million and $21.6 million, respectively.

        Derivative Foreign Currency Contracts—We are directly and indirectly affected by fluctuations in foreign currency rates which may adversely impact our financial performance. To mitigate the potential impact of foreign currency exchange rate risk, we may employ derivative financial instruments including, forward contracts and option contracts. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined rate. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency at a predetermined rate during a period or at a time in the future. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes. We recognize derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of derivatives not designated or effective as hedges are recorded in other expense (income), net in the consolidated statements of operations. We had no derivative instruments that qualified for hedge accounting during any of the periods presented. See Note 7—Fair Value Measurements and Financial Instruments for further discussion.

        Income Taxes—We account for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We recognize interest and penalties related to income tax matters in income tax expense in the consolidated statement of operations. See Note 12—Income Taxes for further discussion.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Taxes Assessed by Governmental Authorities—Taxes assessed by governmental authorities that are directly imposed on a revenue transaction, including value added tax, are recorded on a net basis and are therefore excluded from sales.

        Recent Accounting Pronouncements—In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, Improving Disclosures About Fair Value Measurement, which amends the disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy. We adopted this guidance at the beginning of 2010 with the exception of the disclosure requirements relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective beginning January 1, 2011. As this guidance only requires expanded disclosures, its adoption did not and will not impact the consolidated financial statements. See Note 7—Fair Value Measurements and Financial Instruments.

        In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in ASU 2009-17 replace the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a variable interest entity that most significantly affect the entity's economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity. The ASU also requires additional disclosures about a reporting entity's involvement with variable interest entities and about any significant changes in risk exposure as a result of that involvement. We adopted the guidance at the beginning of 2010 with no material impact to the consolidated financial statements. See Note 10—Variable Interest Entities.

2. INVENTORIES

        Inventories by major classification as of December 31, 2010 and 2009 were as follows:

	December 31,
($ thousands)	2010	2009
Finished goods	$111,134	$88,775
Work-in-progress	248	220
Raw materials	9,773	4,334

	$121,155	$93,329

        During the year ended December 31, 2008, we recorded inventory write-downs of $76.3 million with an additional $4.2 million in charges related to losses on future purchase commitments for inventory with a market value lower than cost, of which $2.1 million was included as accrued expenses. These write-downs were to a level considered realizable, however, we were able to sell this product at prices substantially higher than what was previously estimated. During the year ended December 31, 2009, sales of this impaired product resulted in $58.3 million of revenue for which the associated gross profit was $49.8 million. During the years ended December 31, 2010 and 2009, we did not record

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVENTORIES (Continued)

impairment charges related to inventory. No losses on future purchase commitments were recorded during the years ended December 31, 2010 and 2009.

        During the years ended December 31, 2010 and 2009, we donated certain inventory items to charitable organizations consisting primarily of end of life units, some of which were partially or fully impaired. The contributions made were expensed at their fair value of $0.8 million and $7.5 million, respectively. We recognized a gain of $0.2 million and $3.2 million and a net reduction of inventory of $0.6 million and $4.3 million, for the years ending December 31, 2010 and 2009, respectively, as the fair value of the inventory contributed exceeded its carrying amount.

3. PROPERTY AND EQUIPMENT

        Property and equipment as of December 31, 2010 and 2009 included the following:

	December 31,
($ thousands)	2010	2009
Machinery and equipment	$70,962	$63,889
Leasehold improvements	49,519	34,759
Furniture and fixtures and other	16,587	14,099
Construction-in-progress	7,902	8,422

Subtotal(1)	144,970	121,169
Less accumulated depreciation and amortization(2)	(74,956)	(50,085)

Total property and equipment	$70,014	$71,084

(1)
Includes $0.1 million of certain equipment held under capital leases and classified as equipment as of December 31, 2010 and 2009.

(2)
Includes an immaterial amount of accumulated depreciation related to certain equipment held under capital leases, as of December 31 2010 and 2009, respectively, which are depreciated using the straight-line method over the lease term.

        During the years ended December 31, 2010, 2009 and 2008, we recorded $29.5 million, $29.7 million, and $30.7 million, respectively, in depreciation expense of which $14.7 million, $15.6 million, and $18.3 million, respectively, was recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses in the consolidated statements of operations.

        During the years ended December 31, 2010, 2009 and 2008, we recorded $0.1 million, $18.5 million and $20.9 million, respectively, in impairment charges on molds related primarily to: styles that we either no longer intended to manufacture or styles that we had more molds on hand than necessary to meet projected demand; and distribution facility assets related to equipment and fixtures of warehouse and distribution centers that were closed during the period. Management evaluated the production capacity at company-operated facilities compared with demand projections and capacity requirements and made the decision to abandon certain tooling and equipment that represented excess capacity.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS

Intangible Assets

        The following table summarizes intangible assets at December 31, 2010 and 2009.

	2010					2009
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Intangible assets:
Capitalized software	$54,489	(1)	$13,674	(2)	$40,815	$38,741	(1)	$8,185	(2)	$30,556
Customer relationships	6,361		5,485		876	5,928		4,912		1,016
Patents, copyrights, and trademarks	5,703		1,933		3,770	5,673		1,396		4,277
Core technology	4,843		4,843		—	4,614		4,614		—
Other	636		636		—	779		644		135

Total intangible assets	$72,032		$26,571		$45,461	$55,735		$19,751		$35,984

(1)
Includes $4.3 million and $1.7 million of software held under a capital lease classified as capitalized software as of December 31, 2010 and 2009, respectively.

(2)
Includes $0.5 million and $0.2 million of accumulated amortization of software held under a capital lease which is amortized using the straight-line method over the useful life as of December 31, 2010 and 2009, respectively.

        During the years ended December 31, 2010, 2009 and 2008, amortization expense recorded for intangible assets with finite lives was $7.6 million, $7.0 million and $6.6 million, respectively, of which $2.3 million, $1.6 million and $0.9 million was recorded in cost of sales, respectively. The remaining amounts were recorded in selling, general and administrative expenses. Estimated future annual amortization of intangible assets is as follows (in thousands):

Fiscal years ending December 31,	Amortization
2011	$9,711
2012	9,365
2013	8,768
2014	7,240
2015	4,726
Thereafter	5,651

Total	$45,461

        During the year ended December 31, 2009, we recorded $7.6 million in impairment charges related to the write-off of certain intangible assets associated the discontinued Tagger brand and certain capitalized software no longer intended for use. During the year ended December 31, 2008, we recorded $1.1 million in impairment charges related to the write-off of certain intangible assets the impaired Jibbitz trade name and patents no longer intended for use. No impairment charges were recorded in 2010.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS (Continued)

Goodwill

        During the year ended December 31, 2008, we recognized $23.8 million in impairment charges primarily related to the acquisitions of Ocean Minded and Bite in 2007, Jibbitz and Fury in 2006, and Crocs Canada in 2004. The goodwill balance of $1.0 million related to Fury was written off prior to its liquidation in June 2008. The remaining goodwill balance was assessed for impairment due to the substantial decline in our stock price during the second half of 2008, which represented a triggering event for potential impairment. Consequently, as of December 31, 2008, we determined the balance was fully impaired. We had no goodwill as of December 31, 2010 and 2009.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other liabilities as of December 31, 2010 and 2009 include the following:

	December 31,
($ thousands)	2010	2009
Accrued compensation and benefits	$25,666	$21,007
Fulfillment and freight and duties	5,396	10,765
Professional services	4,704	4,329
Sales/use and VAT tax payable	6,061	4,330
Other	17,222	13,149

	$59,049	$53,580

Asset Retirement Obligations

        We record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability's fair value can be reasonably estimated. Our asset retirement obligation ("ARO") liabilities are primarily associated with the disposal of property and equipment which we are contractually obligated to remove at the end of certain retail and office leases in order to restore the facilities back original condition as specified in the related lease agreements. We estimate the fair value of these liabilities based on current store closing costs and discount the costs back as if they were to be performed at the inception of the lease. At the inception of such leases, we recorded the ARO as a liability and also recorded a related asset in an amount equal to the estimated fair value of the liability. The capitalized asset is then depreciated on a straight-line basis over the useful life of the asset. Upon retirement of the asset, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the consolidated statements of operations. Our ARO liability as of December 31, 2010 and 2009 was $1.6 million and $1.1 million, respectively.

6. RESTRUCTURING ACTIVITIES

        In response to declining revenues during the years ended December 31, 2009 and 2008, we implemented a turnaround strategy aimed at aligning production and distribution capacities with revised demand projections, reducing costs and streamlining processes. As a result, we consolidated our global manufacturing facilities and distribution centers, reduced warehouse and office space and cut global workforce. Specifically, during the year ended December 31, 2008, we closed our Canadian and Brazilian manufacturing facilities and consolidated our Canadian distribution activities into existing

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. RESTRUCTURING ACTIVITIES (Continued)

North American operations. During the year ended December 31, 2009, we pursued further restructuring efforts and made certain organizational changes in order to better align costs with revenues which included the closure of various warehouses and office buildings as well as the settlement and termination of contracts prior to term. As of December 31, 2010, the cumulative amounts related to one-time employee termination benefits, operating lease exit costs and other associated costs were $10.6 million, $9.1 million and $7.4 million, respectively. As of December 31, 2010, we do not expect to incur additional related costs in the future in connection with these activities.

        During the year ended December 31, 2010, we recorded restructuring charges of $3.8 million, of which $1.3 million is reflected in cost of sales. These charges are primarily related to a change in the estimate in lease termination costs associated with the closure of distribution facilities in North America and Europe, and $2.0 million of severance pay and additional share-based compensation related to the departure of a former officer. See Note 9—Equity for additional information on the separation agreement. See Note 15—Operating Segments and Geographic Information for restructuring charges incurred by segment.

        Restructuring charges are included in the following line items: cost of sales and restructuring charges on the consolidated statements of operations. The following table summarizes the changes in the restructuring accruals during the years ended December 31, 2010 and 2009.

($ thousands)	As of December 31, 2008	Additions	Cash Payments	Foreign Currency Translation and Other	As of December 31, 2009	Additions	Cash Payments	Foreign Currency Translation and Other	As of December 31, 2010
Termination benefits	$676	$1,711	$(2,111)	$240	$516	$2,009	$(2,460)	$(65)	$—
Operating lease exit costs	1,488	5,586	(4,089)	(752)	2,233	1,634	(3,565)	137	439
Other restructuring costs(1)	234	5,306	(5,192)	39	387	—	(391)	4	—

	$2,398	$12,603	$(11,392)	$(473)	$3,136	$3,643	$(6,416)	$76	$439

(1)
Includes costs associated with the settlement and termination of contracts prior to term.

7. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

        The following table summarizes the financial instruments required to be measured at fair value on a recurring basis as of December 31, 2010. Other financial instruments including debt are not required to be carried at fair value on a recurring basis. The carrying value of these financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to us, with similar terms, the carrying values of capital lease obligations and the line of credit approximate their fair values.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

	Fair Value as of December 31, 2010
($ thousands)	Level 1	Level 2	Level 3	Balance Sheet Classification
Derivative assets:(1)
Foreign currency contracts	$—	$5	$—	Prepaid expenses and other current assets
Derivative liabilities(1):
Foreign currency contracts	$—	$134	$—	Accrued expenses and other current liabilities

(1)
We had no outstanding derivatives at December 31, 2009.

Non-Recurring Fair Value Measurements

        The majority of our non-financial instruments, which include inventories, property, plant and equipment and intangible assets are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of cost or its fair value. See Note 1—Summary of Significant Accounting Policies for an explanation of our fair value determinations.

Derivative Financial Instruments

        The following tables present the amounts affecting the consolidated statements of operations for the year ended December 31, 2010. We did not employ the use of derivative instruments during the years ended December 31, 2009 and 2008.

($ thousands)	Year ended December 31, 2010	Location of Loss (Gain) Recognized In Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	$587	Other income, net

        The following table summarizes the notional amounts of the outstanding derivatives at December 31, 2010 (in thousands). We had no outstanding derivatives at December 31, 2009. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

Currency Purchased		Currency Sold		Maturity Date	Contract Type
USD	2,000	JPY	162,960	January 2011	Foreign currency exchange forward
USD	2,000	JPY	161,940	February 2011	Foreign currency exchange forward
USD	2,000	JPY	161,920	March 2011	Foreign currency exchange forward
USD	1,752	EUR	1,300	February 2011	Foreign currency exchange forward
USD	1,751	EUR	1,300	March 2011	Foreign currency exchange forward
USD	952	GBP	600	February 2011	Foreign currency exchange forward
USD	952	GBP	600	March 2011	Foreign currency exchange forward
USD	481	GBP	300	January 2011	Foreign currency exchange forward
USD	418	EUR	300	January 2011	Foreign currency exchange forward

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

        Notes payable and capital lease obligations consist of the following:

($ thousands)	December 31, 2010	December 31, 2009
Revolving credit facility	$3	$—
Capital lease obligations (for certain capitalized software) bearing interest rates ranging from 8.7% to 12.4% and maturities through 2013	2,488	640
Capital lease obligations (for certain equipment) bearing interest at 8.8% and maturities through 2014	155	912

Total notes payable and capital lease obligations	$2,646	$1,552

        Minimum future annual rental commitments under capital leases for each of the five succeeding years as of December 31, 2010, are as follows (in thousands):

Fiscal years ending December 31,
2011	$1,923
2012	658
2013	55
2014	7
2015	—
Thereafter	—

Total minimum lease payments	$2,643

Revolving Credit Facility

        On September 30, 2010, we amended our Revolving Credit and Security Agreement (the "Credit Agreement") with PNC Bank, N.A. ("PNC"), originally dated September 25, 2009. Based on the amended terms, the Credit Agreement provides for an asset-backed revolving credit facility of up to $30.0 million in total, which includes a $20.0 million sublimit for borrowings against eligible inventory, a $2.0 million sublimit for borrowings against eligible inventory in-transit, and a $10.0 million sublimit for letters of credit, and matures on September 24, 2014. Total borrowings available under the revolving credit facility at any given time are subject to customary reserves and reductions to the extent our asset borrowing base changes. Borrowings under the Credit Agreement are secured by our total assets, including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests. The Credit Agreement requires us to prepay borrowings under the Credit Agreement in the event of certain dispositions of property.

        With respect to domestic rate loans, principal amounts outstanding bear interest at 1.5% plus the greater of either (i) PNC's published reference rate, (ii) the Federal Funds Open Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% or, (iii) the sum of the Daily LIBOR Rate (as defined in the Credit Agreement) in effect on such day plus 1.0%. Eurodollar denominated principal amounts outstanding bear interest at 3.0% plus the Eurodollar Rate (as defined in the Credit Agreement). The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to Eurodollar rate loans. The Credit

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS (Continued)

Agreement contains certain customary restrictive and financial covenants. We were in compliance with all financial covenants as of December 31, 2010.

        As of December 31, 2010 and 2009, we had issued and outstanding letters of credit of $1.0 million and $1.1 million, respectively, which were reserved against the borrowing base under the Credit Agreement. During the year ended December 31, 2009, we capitalized $0.5 million in fees and third-party costs which were incurred in connection with the Credit Agreement, as deferred financing costs. During the year ended December 31, 2010, no deferred financing costs were recorded.

9. EQUITY

Equity Incentive Plans

        On August 15, 2005, we adopted the 2005 Equity Incentive Plan (the "2005 Plan"), which permitted the issuance of up to 14.0 million common shares in connection with the grant of non-qualified stock options, incentive stock options, and restricted stock to eligible employees, consultants and members of our Board of Directors. As of December 31, 2010 and 2009, 2.0 million and 2.7 million stock options, respectively, were outstanding under the 2005 Plan. No shares are available for future issuance under the 2005 Plan.

        On July 19, 2007, we adopted the 2007 Equity Incentive Plan (the "2007 Plan") which permits the issuance of up to 9.0 million shares of our common stock (subject to adjustment for future stock splits, stock dividends and similar changes in our capitalization) in connection with the grant of non-qualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, common stock or any other share-based award to eligible employees, consultants and members of our Board of Directors. As of December 31, 2010 and 2009, 4.1 million and 5.9 million stock options, restricted stock awards and restricted stock units were outstanding under the 2007 Plan, respectively. As of December 31, 2010, 1.7 million shares were available for future issuance under the 2007 Plan.

        Stock options under both the 2005 Plan and the 2007 Plan generally vest ratably over four years with the first year vesting on a "cliff" basis followed by monthly vesting for the remaining three years. Restricted stock awards generally vest annually on a straight-line basis over three or four years depending on the terms of the award agreement.

2009 Tender Offer

        Due to declines in the market price of our common stock, the exercise prices of a substantial number of outstanding stock options held by our employees far exceeded the market price of our common stock as of April 2, 2009. This decline in our common stock price substantially eliminated the incentive and retention value of the options previously granted to our employees. Consequently, on April 2, 2009, we offered to purchase stock options with exercise prices equal to or greater than $10.50 per share for cash from certain eligible employees (the "2009 Tender Offer") in order to restore the incentive value of our long-term performance award programs. Individuals eligible to participate in the 2009 Tender Offer were those employees, including officers and non-employee directors, who continued employment through the date of the offer's expiration, April 30, 2009. Participation in the 2009 Tender Offer was voluntary. In connection with the 2009 Tender Offer, we made an aggregate cash payment of $0.1 million to repurchase the 2.3 million options tendered and recorded a charge of $16.3 million

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

related to previously unrecognized share-based compensation expense for the tendered options. Of this $16.3 million charge, $13.3 million was recorded to selling, general and administrative expenses and $3.0 million was recorded to cost of sales. As a result of the 2009 Tender Offer, the pool of awards available for future grant under the 2007 Plan increased by 0.8 million shares. Tendered stock options that were originally granted from the 2005 Plan are not available for future grant.

Stock Option Activity

        The following table summarizes stock option transactions for the year ended December 31, 2010.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	7,755,254	$7.67	7.48	15,290
Granted	342,250	12.68
Exercised	(2,133,806)	3.37
Forfeited or expired	(956,361)	11.56

Outstanding at December 31, 2010	5,007,337	$9.10	6.36	$47,009

Exercisable at December 31, 2010	2,887,500	$10.94	4.91	$23,595

Vested and expected to vest at December 31, 2010	4,388,595	$9.44	6.06	$40,437

        During the years ended December 31, 2010, 2009 and 2008, options issued were valued using the Black-Scholes option pricing model using the following assumptions.

	Year Ended December 31,
	2010	2009	2008
Expected volatility	60%	50 - 60%	50%
Dividend yield	—	—	—
Risk-free interest rate	1.64% - 2.27%	1.44% - 2.75%	2.81%
Expected life (in years)	5.66 - 6.49	4.59 - 6.86	4.59

        The weighted average fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was approximately $7.10, $2.01, and $4.90, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $21.0 million, $1.0 million, and $9.4 million, respectively. During the year ended December 31, 2010, we received $7.2 million in cash with no income tax benefit due to our domestic tax loss position (see Note 12—Income Taxes). The total grant date fair value of stock options vested during the years ended December 31, 2010, 2009 and 2008 was $5.4 million, $13.0 million, and $22.5 million, respectively.

        As of December 31, 2010, we had $7.1 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the weighted average period of 2.4 years.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

Restricted Stock Shares and Restricted Stock Units

        During 2010, our Board of Directors approved grants of restricted stock awards and units to certain employees as part of a performance incentive plan. Half of such grants vest ratably on each of the first four anniversaries of the grant date. The remaining half vest on a cliff basis on the fourth anniversary of the grant date, provided that certain corporate performance metrics are achieved. During the year ended December 31, 2010, 0.7 million restricted stock awards and units were granted under this program.

        The following table summarizes restricted stock award and unit activity during the years ended December 31, 2010, 2009, and 2008.

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	87,558	$2.96	—	—
Granted	1,062,454	4.11	—	—
Vested	(177,012)	0.51	—	—
Forfeited	(34,000)	10.77	—	—

Nonvested at December 31, 2008	939,000	3.87	—	—
Granted	1,282,110	2.43	—	—
Vested	(783,202)	2.88	—	—
Forfeited	(115,668)	4.08	—	—

Nonvested at December 31, 2009	1,322,240	3.04	—	—
Granted	637,557	12.10	116,400	$12.99
Vested	(688,049)	3.93	—	—
Forfeited	(318,325)	2.77	—	—

Nonvested at December 31, 2010	953,423	$8.54	116,400	$12.99

        The total grant date fair value of restricted stock vested during the years ended December 31, 2010, 2009 and 2008 was $2.7 million, $2.3 million, and $0.1 million, respectively. At December 31, 2010, we had $7.2 million of total unrecognized share-based compensation expense related to non-vested restricted stock awards, net of expected forfeitures. The non-vested restricted stock awards are expected to be amortized over the weighted average period of 2.4 years. At December 31, 2010, we had $1.4 million of total unrecognized share-based compensation expense related to non-vested restricted stock units, net of expected forfeitures. The non-vested restricted stock awards are expected to be amortized over the weighted average period of 3.5 years.

Share-Based Compensation

        Total pre-tax share-based compensation expense recognized was $7.3 million for the year ended December 31, 2010 of which $0.2 million of accelerated vesting charges related to the separation agreement of a former officer is included in restructuring charges in the consolidated statements of

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

operations. No associated tax benefits were recognized in the year ended December 31, 2010, due to our domestic loss position (see Note 12—Income Taxes).

        Total pre-tax share-based compensation expense related to non-vested options, restricted stock awards and restricted stock units, was $33.6 million for the year ended December 31, 2009 which included the following non-routine items.

  •
  We incurred $16.3 million in charges related to the 2009 Tender Offer.

  •
  We recorded a $3.9 million adjustment related to an error in the calculation of share-based compensation expense which was identified after our third-party equity accounting software provider notified us that it made a change to how its software program calculates share-based compensation expense. Specifically, the prior version of this software calculated share-based compensation expense by incorrectly continuing to apply a weighted average forfeiture rate to the vested portion of a stock option award until the final vesting date of such award rather than reflecting actual forfeitures as vested, resulting in an understatement of share-based compensation expense in certain periods prior to the award's final vesting. Because our stock option awards generally vest on a monthly basis after the first anniversary date of the award, our share-based compensation expense was understated in certain periods. This error changed the timing of share-based compensation expense recognition, but did not change the total share-based compensation expense. As share-based compensation expense is a non-cash item, this error did not impact net cash provided by operations in any period. This error resulted in an understatement of approximately $4.5 million in share-based compensation expense, with a corresponding understatement of additional paid in capital, as of December 31, 2008 which was corrected in 2009. We do not believe that either the understatement of share-based compensation expense in 2008 or the effect of the related correction in 2009 were material to the consolidated financial statements.

  •
  We recorded $2.0 million of accelerated vesting charges and $0.2 million of accelerated amortization of deferred compensation related to the separation agreements with certain former executives which were included in restructuring charges in the consolidated statements of operations.

        Total pre-tax share-based compensation expense recognized was $19.0 million for the year ended December 31, 2008. Due to our domestic tax loss positions during the years ended December 31, 2009 and 2008, we did not recognize associated tax benefits. During the years ended December 31, 2010, 2009 and 2008, we capitalized $0.1 million, $0.1 million and $49,000, respectively into intangibles, as capitalized software costs.

Separation Agreements

        On March 31, 2010, we entered into a separation agreement with a former officer pursuant to which the vesting of 0.1 million stock options and 0.1 million shares of restricted stock were accelerated as of March 31, 2010. During the year ended December 31, 2010, we recorded $0.2 million amount to restructuring charges related to these vesting accelerations. Also in connection with this separation agreement, 0.2 million stock options and 0.2 million shares of restricted stock were forfeited.

        During the year ended December 31, 2009, we entered into two separation agreements with certain former officers. Pursuant to these agreements, the vesting of 0.3 million stock options and

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

0.1 million restricted stock awards were accelerated during the year ended December 31, 2009 of which 0.1 million stock options vested during 2010. We recorded restructuring charge of $2.0 million related to such vesting accelerations as well as $0.2 million in accelerated amortization of deferred compensation in 2009. Also in connection with these separation agreements, 0.2 million stock options were forfeited.

10. VARIABLE INTEREST ENTITIES

        In 2007, we established a relationship with Shanghai Shengyiguan Trade, Ltd Co ("ST") for the purpose of serving as a distributor of our products in the People's Republic of China. We have determined that ST is a variable interest entity for which we are the primary beneficiary. We determined that we are the primary beneficiary of ST by virtue of our variable interest in the equity of ST and because we currently control all business activities and absorb substantially all of the expected residual returns and substantially all of the expected losses of ST. All voting rights have been assigned to us and there is a transfer agreement under which all of the equity, assets, and liabilities of ST are to be transferred to us at our sole discretion, subject to certain conditions.

        As of December 31, 2010 and 2009, the consolidated financial statements included $7.3 million and $6.4 million in total assets of ST respectively, which primarily consisted of cash, inventory and receivables. These amounts were partially offset by $0.2 million and $0.3 million in liabilities as of December 31, 2010 and 2009, respectively, which primarily consisted of accounts payable and accrued expenses, excluding liabilities related to the support provided by us. ST's cash assets are restricted to the extent that the monetary laws of the People's Republic of China limit our ability to utilize ST's cash.

11. ALLOWANCES

        The changes in the allowance for doubtful accounts and reserve for sales returns and allowances for the years ended December 31, 2010, 2009 and 2008, are as follows:

($ thousands)	Balance at Beginning of Year	Charged to costs and expenses	Reversals and Write-offs	Balance at End of Year
Year ended December 31, 2008:
Allowance for doubtful accounts	$3,795	$3,091	$(1,624)	$5,262
Reserve for sales returns and allowances	5,991	52,597	(39,752)	18,836
Year ended December 31, 2009:
Allowance for doubtful accounts	5,262	1,262	(2,551)	3,973
Reserve for sales returns and allowances	18,836	8,368	(21,338)	5,866
Year ended December 31, 2010:
Allowance for doubtful accounts	3,973	2,204	(1,535)	4,642
Reserve for sales returns and allowances	$5,866	$4,971	$(5,230)	$5,607

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

        The following table sets forth income (loss) before taxes and the expense (benefit) for income taxes for the years ended December 31, 2010, 2009 and 2008.

	December 31,
($ thousands)	2010	2009	2008
Income (loss) before taxes:
U.S.	$(14,835)	$(63,961)	$(124,502)
Foreign	95,627	15,340	(65,008)

Total income (loss) before taxes	80,792	$(48,621)	$(189,510)

Income tax expense (benefit):
Current income taxes
U.S. federal	47	$(5,452)	$(9,162)
U.S. state	95	—	206
Foreign	17,923	(6,490)	9,951

Total current income taxes	18,065	(11,942)	995

Deferred income taxes:
U.S. federal	—	(1,330)	7,276
U.S. state	—	—	723
Foreign	(4,999)	6,729	(13,428)

Total deferred income taxes	(4,999)	5,399	(5,429)

Total income tax expense (benefit)	$13,066	$(6,543)	$(4,434)

        The following table sets forth income (loss) reconciliations of the statutory federal income tax rate to our actual rates based on income or loss before income taxes as of December 31, 2010, 2009 and 2008.

	December 31,
($ thousands)	2010	2009	2008
Consolidated income before taxes	35.0%	35.0%	35.0%
State income taxes net of federal benefit	(0.3)	9.0	1.4
Foreign tax rate differential	(22.2)	(12.0)	(11.4)
Permanent items	12.5	(3.8)	1.7
Permanent portion of equity compensation	1.6	(13.6)	—
Charitable donations of inventory	(0.1)	11.1	0.8
Change in valuation allowance	(34.2)	(36.5)	(26.1)
Unremitted foreign earnings of subsidiary	21.7	—	—
Benefit of international restructuring	—	28.7	—
Other	2.2	(4.5)	0.9

	16.2%	13.4%	2.3%

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The following table sets forth deferred income tax assets and liabilities as of December 31, 2010 and 2009.

	December 31,
($ thousands)	2010	2009
Current deferred tax assets:
Accrued expenses	$19,908	$18,163
Inventory	454	1,391
Intangible assets	238	257
Property and equipment	368	—
Other	1,718	1,476
Valuation allowance	(6,918)	(12,858)

Total current deferred tax assets	$15,768	$8,429

Current deferred tax liabilities:
Property and equipment.	$—	$(1,080)
Unremitted earnings of foreign subsidiary	(17,500)	—

Total current deferred tax liabilities.	$(17,500)	$(1,080)

Non-current deferred tax assets:
Stock compensation expense	$7,409	$11,348
Inventory	—	433
Long-term accrued expenses	2,711	10,062
Net operating loss and charitable contribution carryovers	39,185	35,207
Intangible assets	993	1,334
Property and equipment	—	1,722
Future uncertain tax position offset	13,577	13,501
Foreign tax credit	626	—
Valuation allowance	(28,192)	(51,569)
Other	101	—

Total non-current deferred tax assets	$36,410	$22,038

Non-current deferred tax liabilities:
Accrued expenses	$—	$(4,615)
Intangible assets	(196)	—
Property and equipment	(2,350)	—
Other	—	(1,136)

Total non-current deferred tax liabilities	$(2,546)	$(5,751)

        We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in those operations. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the U.S. As of

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

December 31, 2010, we have provided for deferred U.S. income tax of $17.5 million on $50.0 million of foreign subsidiary earnings. No withholding tax is due with respect to the repatriation of these earnings to the U.S. and none has been provided for.

        At December 31, 2010 and 2009, U.S. income and foreign withholding taxes have not been provided for on approximately $279.2 million and $178.7 million, respectively, of unremitted earnings of subsidiaries operating outside of the U.S. These earnings are estimated to represent the excess of the financial reporting over the tax basis in our investments in those subsidiaries. These earnings, which are considered to be indefinitely reinvested, would become subject to U.S. income tax if they were remitted to the U.S. The amount of unrecognized deferred U.S. income tax liability on the unremitted earnings has not been determined because the hypothetical calculation is not practicable.

        We have deferred tax assets related to certain deductible temporary differences in various tax jurisdictions for which we have recorded a valuation allowance of $35.1 million against these deferred tax assets because we do not believe that it is more likely than not that we will be able to realize these deferred tax assets. The significant components of the deferred tax assets for which a valuation allowance has been applied consist of net operating losses in certain tax jurisdictions for which management believes there is not sufficient positive evidence that such net operating losses will be realized against future income and book expenses not deductible for tax purposes in the current year such as inventory impairment reserves, equity compensation and unrealized foreign exchange loss that would increase such net operating losses in the same jurisdictions. These temporary differences are amounts which arose in jurisdictions where (i) current losses exist, (ii) such losses are in excess of any loss carryback potential, (iii) no tax planning strategies exist with which to overcome such losses, and (iv) no profits are projected for the following year. For these reasons it is determined that it is more likely than not that these deferred tax assets will not be realized and a valuation allowance has been provided with respect to these deferred tax assets.

        At December 31, 2010, we had U.S. federal net operating loss and charitable contribution carryforwards and state net operating loss carryforwards of $80.4 million and $124.5 million which will expire at various dates between 2014 and 2030. We do not believe that it is more likely than not that the benefit from certain U.S. federal and state net operating losses will be realized. Consequently, we have a valuation allowance of $29.9 million on the deferred tax assets relating to these federal and state net operating loss carryforwards.

        At December 31, 2010, we have a foreign deferred tax asset of $5.4 million reflecting the benefit of $30.7 million in foreign net operating loss carryforwards. Such deferred tax assets expire at various dates between 2014 and 2030. We do not believe it is more likely than not that the benefit from certain foreign net operating loss carryforwards will be realized. Consequently, we have provided a valuation allowance of $5.2 million on the deferred tax assets relating to these foreign net operating loss carryforwards.

        We had approximately $32.1 million in net deferred tax assets at December 31, 2010. Approximately $14.4 million of the net deferred tax assets were located in foreign jurisdictions for which a sufficient history and expected future profits indicated that it is more likely than not that such deferred tax assets will be realized. Pre-tax profit of approximately $42.8 million is required to realize the net deferred tax assets.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        At December 31, 2010, approximately $17.7 million of net deferred tax assets consists of deferred tax assets related to estimated liabilities for uncertain tax positions that would be realized if such liabilities are actually incurred. The deferred tax assets represent primarily the reduction in withholding tax expense that would occur upon a disallowance of intercompany royalty expense by various taxing authorities. Approximately $44.6 million of unrecognized tax benefits would have to be recognized to realize these deferred tax assets.

        As a result of certain accounting realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2010 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $8.5 million if and when such deferred tax assets are ultimately realized. We use tax law ordering for purposed of determining when excess tax benefits have been realized.

        The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits during the years ended December 31, 2010, 2009 and 2008.

($ thousands)	2010	2009	2008
Unrecognized tax benefit—January 1	$29,163	$28,210	$11,264
Gross increases—tax positions in prior period	943	1,440	13,063
Gross decreases—tax positions in prior period	—	(4,868)	—
Gross increases—tax positions in current period	3,086	4,381	4,868
Settlements	—	—	(985)
Lapse of statute of limitations	(150)	—	—

Unrecognized tax benefit—December 31	$33,042	$29,163	$28,210

        Unrecognized tax benefits of $33.0 million, $29.2 million and $28.2 million at December 31, 2010, 2009 and 2008, respectively, if recognized, would reduce our annual effective tax rate.

        Interest and penalties related to income tax liabilities are included in income tax expense in the consolidated statement of operations. During 2010, 2009 and 2008, we recorded approximately $0.1 million, $0.8 million and $1.6 million, respectively, of penalties and interest which resulted in a cumulative accrued balance of penalties and interest of $2.9 million, $2.8 million and $2.1 million at December 31, 2010, 2009 and 2008, respectively.

        Unrecognized tax benefits consist primarily of tax positions related to intercompany transfer pricing in multiple international jurisdictions. The gross increase for tax positions in current and prior periods in 2010 of $4.0 million primarily includes specific transfer pricing exposures in various jurisdictions. We believe that it is reasonably possible that no significant increases or decreases to unrecognized tax benefits will occur in the next twelve months.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The following table sets forth the remaining tax years subject to examination for the major jurisdictions where we conduct business as of December 31, 2010.

United States	2005 to 2010
Singapore	2005 to 2010
Canada	2006 to 2010
Netherlands	2006 to 2010
Japan	2006 to 2010

        State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to two years after formal notification to the states.

13. EARNINGS PER SHARE

        The following table illustrates the basic and diluted EPS computations for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
($ thousands, except per share data)	2010	2009(1)	2008(1)
Numerator
Net income (loss) attributable to common stockholders	$67,726	$(42,078)	$(185,076)
Income allocated to participating securities	(863)	—	—

Adjusted net income (loss) attributable to common stockholders	$66,863	$(42,078)	$(185,076)
Denominator
Weighted average common shares outstanding	85,482,055	85,112,461	82,767,540
Dilutive effect of stock options	2,113,563	—	—

Weighted average diluted common shares outstanding	87,595,618	85,112,461	82,767,540
Earnings Per Share
Net income (loss) attributable to common stockholders—basic	$0.78	$(0.49)	$(2.24)
Net income (loss) attributable to common stockholders—diluted	$0.76	$(0.49)	$(2.24)

(1)
Due to the net loss for the years ended December 31, 2009 and 2008, the dilutive effect of stock options and participating securities were not included in the computation of EPS, as their inclusion would have been anti-dilutive.

        For the years ended December 31, 2010, 2009 and 2008, there were 1.3 million, 4.0 million and 10.1 million stock options outstanding, respectively, which could potentially dilute basic EPS in the future, but which were not included in diluted EPS as their effect was anti-dilutive.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES

        We lease space for certain of our offices, warehouses, vehicles and equipment under leases expiring at various dates through 2026. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the consolidated balance sheet in accrued expenses. Total rent expense was $67.3 million, $59.6 million, and $52.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in such amounts are contingent rents of $9.8 million, $7.1 million and $4.2 million in 2010, 2009 and 2008, respectively.

        Minimum future annual rental commitments under non-cancelable operating leases for each of the five succeeding years as of December 31, 2010, are as follows (in thousands):

Fiscal years ending December 31,
2011	$48,891
2012	36,150
2013	28,304
2014	21,800
2015	18,787
Thereafter	66,151

Total minimum lease payments(1)	$220,083

(1)
Minimum payments have not been reduced by minimum sublease rentals of $0.8 million due in the future under non-cancelable subleases. They also do not include contingent rentals which may be paid under certain retail leases on a basis of percentage of sales in excess of stipulated amounts.

        As of December 31, 2010, we had purchase commitments with certain third-party manufacturers for $84.1 million of which $7.9 million was for yet-to-be-received finished product where title passes to us upon receipt.

        In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.6 million as of December 31, 2010), through a letter of credit that was issued to Finproject S.r.l..

        We indemnify certain of our vendors, directors and executive officers for specified claims. As of December 31, 2010, we have not paid or been required to defend any indemnification claims. Accordingly, we have not accrued any amounts for these indemnification obligations.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

        We have three reportable segments: Americas, Europe and Asia. We also have an Other segment category which aggregates insignificant operating segments that do not meet the reportable threshold. Each of our reportable segments derives its revenues from the sale of footwear, apparel and accessories. The composition of our reportable segments is consistent with that used by our chief operating decision maker ("CODM") to evaluate performance and allocate resources. During the fourth quarter of 2010, we changed the internal segment reports used by our CODM to separately illustrate performance metrics of certain operating segments which provide manufacturing support, located in Mexico and Italy. These operating segments make up our Other segment category. Segment information for all periods presented has been restated to reflect this change.

        Segment operating income (loss) is the primary measure used by our CODM to evaluate segment operating performance and to decide how to allocate resources to segments. Segment performance evaluation is based primarily on segment results without allocating corporate expenses, or indirect general, administrative and other expenses. Segment profits or losses of our reportable segments include adjustments to eliminate intersegment profit or losses on intersegment sales. Segment operating income (loss) is defined as operating income before asset impairment charges and restructuring costs not included in cost of sales. Segment assets consist of cash, accounts receivable and inventory as these assets make up the asset information used by the CODM. Revenues of each of our reportable segments represent sales to external customers. Revenues of the Other segment are made up of intersegment sales only.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

        The following tables set forth information related to our reportable operating business segments as of and for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
($ thousands)	2010	2009	2008
Revenues:
Americas	$377,080	$301,365	$365,930
Asia	284,814	237,502	204,943
Europe	127,713	105,996	149,271
Other	50,306	29,164	33,151

Total segment revenues	839,913	674,027	753,295
Corporate, intersegment eliminations and other(1)	(50,218)	(28,260)	(31,706)

Total consolidated revenues	$789,695	$645,767	$721,589

Operating income (loss):
Americas	$67,259	$21,598	$(38,430)
Asia	80,955	57,836	16,634
Europe	24,654	11,087	2,703
Other	(281)	76	(6,480)

Total segment operating income (loss)	172,587	90,597	(25,573)
Corporate, intersegment eliminations and other(1)	(88,872)	(108,073)	(109,261)
SG&A restructuring	(2,539)	(7,623)	(7,664)
Asset impairment(2)	(141)	(26,085)	(45,784)

Total consolidated operating income (loss)(3)	81,035	(51,184)	(188,282)
Interest expense	657	1,495	1,793
Gain on charitable contributions	(223)	(3,163)	—
Other income, net	(191)	(895)	(565)

Income (loss) before income taxes	$80,792	$(48,621)	$(189,510)

Depreciation and amortization:
Americas	$8,852	$9,977	$9,910
Asia	7,035	6,659	5,638
Europe	2,048	2,746	2,754
Other	1,324	1,201	1,805

Total segment depreciation and amortization	19,259	20,583	20,107
Corporate, intersegment eliminations and other(1)	17,800	16,088	17,343

Total consolidated depreciation and amortization	$37,059	$36,671	$37,450

(1)
Includes (i) a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments such as molds, tooling, and IT systems, (ii) intersegment eliminations and (iii) certain corporate holding companies.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

(2)
Impairment charges incurred during the year ended December 31, 2009 by segment were recorded as follows: $2.0 million in the Europe segment and $4.8 million in the Americas segment. Impairment charges incurred during the year ended December 31, 2008 by segment were recorded as follows: $18.9 million in the Americas segment and $0.3 million in the Europe segment. See Note 2—Property and Equipment for further details on impairments on property and equipment. Included in the $18.9 million asset impairment in the Americas segment is $7.6 million related to the write-off of certain intangible assets. See Note 3—Intangible Assets for details.

(3)
Includes total restructuring charges incurred by segment as follows: $1.0 million in the Americas segment, $0.6 million in the Europe segment and $0.2 million in the Asia segment, during year ended December 31, 2010; $6.3 million in the Americas segment, $3.4 million in the Europe segment and $0.4 million in the Asia segment during the year ended December 31, 2009; and $8.6 million of restructuring charges in the Americas segments during year ended December 31, 2008. See Note 6—Restructuring Activities for further details.

	As of December 31,
($ thousands)	2010	2009
Assets:
Americas	$85,296	$77,708
Asia	164,855	90,240
Europe	46,712	36,296
Other	25,997	16,869

Total segment assets	322,860	221,113
Corporate and other(1)	8,138	17
Other current assets	50,016	46,124
Property and equipment, net	70,014	71,084
Intangible assets, net	45,461	35,984
Deferred tax assets, net	34,711	18,479
Other assets	18,281	16,937

Total consolidated assets	$549,481	$409,738

(1)
Corporate assets primarily consist of cash and equivalents, and assets such as molds, tooling, and IT systems not allocated to operating segments.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

        There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2010, 2009 and 2008. The following table sets forth geographical information regarding our revenues during the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
($ thousands)	2010	2009	2008
Product:
Footwear	$753,951	$611,138	$660,734
Other	35,744	34,629	60,855

Total Revenues	$789,695	$645,767	$721,589

Location:
United States	$299,026	$251,487	$317,932
International	490,669	394,280	403,657

Total Revenues	$789,695	$645,767	$721,589

Foreign country revenues in excess of 10% of total revenues:
Japan	$111,764	$99,193	$97,588

        The following table sets forth geographical information regarding our long-lived assets as of December 31, 2010, 2009 and 2008.

	December 31,
($ thousands)	2010	2009	2008
Location:
United States	$37,261	$33,342	$64,340
International	32,753	37,742	31,552

Total long-lived assets	$70,014	$71,084	$95,892

Foreign countries where more than 10% of long-lived assets reside:
China	$8,075	$11,522	$1,044
Mexico	$5,943	$7,280	$2,302

16. LEGAL PROCEEDINGS

        On March 31, 2006, we filed a complaint with the International Trading Commission ("ITC") against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng's Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc. (collectively, the "respondents"), alleging, among other things infringement of United States Patent Nos. 6,993,858 (the "'858 Patent") and D517,789 (the "'789 Patent") and seeking an exclusion order banning the importation and sale of infringing products. During the course of the investigation, the ITC issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. LEGAL PROCEEDINGS (Continued)

Sports, Inc. from the ITC investigation due to a settlement being reached with each of those entities. Cheng's Enterprises, Inc. was removed from the ITC investigation because they ceased the accused activities. After a trial in the matter in September 2007, the ITC Administrative Law Judge ("ALJ") issued an initial determination on April 11, 2008, finding the '858 patent infringed by certain accused products, but also finding the patent invalid as obvious. The ALJ found that the '789 patent was valid, but was not infringed by the accused products. On July 25, 2008, the ITC notified us of its decision to terminate the investigation with a finding of no violation as to either patent. We filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008. On October 4, 2009, a settlement was reached between us and Collective Licensing International, LLC. Collective Licensing International, LLC agreed to cease and desist infringing on our patents and to pay us certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found that the ITC erred in finding that the utility patent was obvious and also reversed the ITC's determination of non-infringement of the design patent. The case has been remanded back to the ITC. On July 6, 2010, the ITC ordered the matter to be assigned to an ALJ for a determination on enforceability. On February 9, 2011, the ALJ issued a determination that the utility and design patents were both enforceable against the remaining respondents. The ALJ's decision becomes final on April 11, 2011, unless the Commission determines to review it.

        On December 8, 2009, Columbia Sportswear Company ("Columbia") filed an amended complaint adding us as a defendant in a case between Columbia and Brian P. O'Boyle and 1 Pen. Inc. in the Multnomah County Circuit Court in the State of Oregon. Columbia asserted claims against us for misappropriation of trade secrets, aiding and abetting breach of fiduciary duty, intentional interference with contract, injunctive relief, disgorgement and an accounting. The amended complaint sought damages in an unspecified amount, return of patent rights, reasonable attorney's fees and costs and expenses against us. On July 29, 2010, all issues between us and Columbia were settled and Columbia dismissed with prejudice all claims against us in exchange for certain monetary and other considerations.

        We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the "Class Period"). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys' fees and costs of litigation. We believe the claims lack merit and intend to defend the action vigorously. Motions to dismiss are currently pending with the district court. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome, or any potential liability, of the matter.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. LEGAL PROCEEDINGS (Continued)

        Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on its business.

17. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

($ thousands, except per share data)	Quarter Ended March 31	Quarter Ended June 30(1)	Quarter Ended September 30	Quarter Ended December 31(1)
Year Ended December 31, 2010
Revenues	$166,852	$228,046	$215,605	$179,192
Cost of Sales—Restructuring Charges	10	1,251	91	(53)
Gross profit	86,704	131,919	118,808	86,333
Restructuring charges	2,539	—	—	—
Asset impairment charges	141	—	—	—
Income from operations	9,395	38,726	27,446	5,468
Net income	5,717	32,284	24,996	4,729
Basic income per common share	$0.07	$0.38	$0.29	$0.05
Diluted income per common share	$0.07	$0.37	$0.28	$0.05
Year Ended December 31, 2009
Revenues	$134,892	$197,722	$177,141	$136,012
Cost of Sales—Restructuring Charges	—	5,266	513	1,307
Gross profit	49,731	101,112	89,850	60,268
Restructuring charges	38	5,915	17	1,653
Asset impairment charges	69	23,655	1,722	639
Income (loss) from operations	(22,563)	(24,519)	8,970	(13,072)
Net income (loss)	(22,417)	(30,281)	22,068	(11,448)
Basic income (loss) per common share	$(0.27)	$(0.36)	$0.26	$(0.13)
Diluted income (loss) per common share	$(0.27)	$(0.36)	$0.25	$(0.13)

(1)
As disclosed in Note 9—Equity, we identified an error during the fourth quarter of 2009 in the calculation of share-based compensation. This error resulted in the understatement of share-based compensation expense, with a corresponding understatement of additional paid in capital, in the approximate amounts of $4.5 million as of December 31, 2008. Additional amounts of share-based compensation of approximately $1.0 million and $0.5 million should have been recognized during the first and third quarters of 2009, respectively. In connection with the 2009 Tender Offer during the second quarter of 2009, we inadvertently corrected approximately $2.0 million of the then existing cumulative error of approximately $6.0 million. We recorded an additional $3.9 million in share-based compensation during the fourth quarter of 2009 to correct the balance of this error.