Form 10-Q
period 2011-03-31
Crocs, Inc.
filed 2011-05-04
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 29, 2011, Crocs, Inc. had 85,519,710 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.

Form 10-Q

Quarter Ended March 31, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
($ thousands, except per share amounts)	2011	2010
Revenues	$226,708	$166,852
Cost of sales	107,502	80,148
Gross profit	119,206	86,704
Selling, general and administrative expenses	88,614	74,778
Foreign currency transaction (gains) losses, net	1,315	(292)
Restructuring charges (Note 12)	—	2,539
Asset impairment (Note 12)	32	141
Charitable contributions expense	997	143
Income (loss) from operations	28,248	9,395
Interest expense	188	129
Gain on charitable contribution	(257)	(84)
Other expense (income), net	328	241
Income (loss) before income taxes	27,989	9,109
Income tax expense (benefit)	6,485	3,392
Net income (loss)	$21,504	$5,717
Net income (loss) per common share:
Basic	$0.24	$0.07
Diluted	$0.24	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ thousands, except number of shares)	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$115,499	$145,583
Accounts receivable, net of allowance for doubtful accounts of $12,613 and $10,249, respectively	123,022	64,260
Inventories	153,844	121,155
Deferred tax assets, net	13,372	15,888
Income tax receivable	7,845	9,062
Other receivables	15,039	11,637
Prepaid expenses and other current assets	15,096	13,429
Total current assets	443,717	381,014
Property and equipment, net	69,455	70,014
Intangible assets, net	46,232	45,461
Deferred tax assets, net	34,862	34,711
Other assets	19,121	18,281
Total assets	$613,387	$549,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,141	$35,669
Accrued expenses and other current liabilities	61,680	59,049
Accrued restructuring charges	293	439
Deferred tax liabilities, net	15,242	17,620
Income taxes payable	18,050	23,084
Note payable, current portion of long-term debt and capital lease obligations	7,305	1,901
Total current liabilities	170,711	137,762
Deferred tax liabilities, net	1,111	847
Long term income tax payable	30,498	29,861
Other liabilities	4,896	4,905
Total liabilities	207,216	173,375
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 88,941,335 and 88,410,942 shares issued and outstanding, respectively, at March 31, 2011 and 88,600,860 and 88,065,859 shares issued and outstanding, respectively, at December 31, 2010	89	88
Treasury stock, at cost, 530,393 and 535,001 shares, respectively	(21,788)	(22,008)
Additional paid-in capital	281,166	277,293
Retained earnings	111,385	89,881
Accumulated other comprehensive income	35,319	30,852
Total stockholders’ equity	406,171	376,106
Total liabilities and stockholders’ equity	$613,387	$549,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
($ thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$21,504	$5,717
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,843	8,799
Loss (gain) on disposal of fixed assets	111	384
Unrealized (gain) loss on foreign exchange transactions	347	(1,237)
Asset impairment	32	136
Charitable contributions	997	143
Gain on charitable contributions	(257)	(84)
Non-cash restructuring charges	—	196
Share-based compensation	1,467	1,649
Bad debt expense	(26)	241
Changes in operating assets and liabilities:
Accounts receivable	(56,877)	(47,750)
Income tax receivable	3,357	(939)
Inventories	(31,282)	(14,991)
Prepaid expenses and other assets	(7,138)	3,003
Accounts payable	31,417	35,042
Accrued restructuring charges	(146)	1,222
Accrued expenses and other liabilities	(2,085)	(4,240)
Cash provided by (used in) operating activities	(28,736)	(12,709)
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(5,851)	(7,616)
Proceeds from disposal of property and equipment	65	634
Cash paid for intangible assets	(3,554)	(2,791)
Purchases of marketable securities	—	(2,822)
Maturities of marketable securities	—	555
Change in restricted cash	(17)	(85)
Cash provided by (used in) investing activities	(9,357)	(12,125)
Cash flows from financing activities:
Proceeds from note payable	56,509	—
Repayment of note payable and capital lease obligations	(51,599)	(267)
Repurchase of stock for stock option exercise tax withholding	—	(237)
Exercise of stock options	2,633	454
Cash provided by (used in) financing activities	7,543	(50)
Effect of exchange rate changes on cash	466	1,341
Net increase (decrease) in cash and cash equivalents	(30,084)	(23,543)
Cash and cash equivalents—beginning of period	145,583	77,343
Cash and cash equivalents—end of period	$115,499	$53,800
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$153	$127
Income taxes	$10,330	$4,482
Non-cash investing and financing activities:
Assets acquired through capital leases	$—	$1,693
Accrued purchases of property, plant and equipment	$2,915	$906
Accrued purchases of intangibles	$405	$2,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Crocs, Inc. and its subsidiaries (collectively, “we,” “us,” or the “Company”) are engaged in the design, manufacture, global marketing and brand management of footwear, apparel and accessories for men, women and children.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, these statements do not include all of the information and disclosures required by GAAP or SEC rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements in the 2010 Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, returns and discounts, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, the fair value of acquired intangibles, the assessment of lower of cost or market on inventory, useful lives assigned to long-lived assets, depreciation and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 14 - Legal Proceedings. Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

2. INVENTORIES

The following table summarizes inventories by major classification as of March 31, 2011 and December 31, 2010.

($ thousands)	March 31, 2011	December 31, 2010
Finished goods	$144,012	$111,134
Work-in-progress	206	248
Raw materials	9,626	9,773
Inventories	$153,844	$121,155

3. PROPERTY AND EQUIPMENT

The following table summarizes property and equipment by major classification as of March 31, 2011 and December 31, 2010.

($ thousands)	March 31, 2011	December 31, 2010
Machinery and equipment(1)	$74,730	$70,962
Leasehold improvements	52,819	49,519
Furniture and fixtures and other	15,421	16,587
Construction-in-progress	6,766	7,902
Property and equipment, gross	149,736	144,970
Accumulated depreciation(2)	(80,281)	(74,956)
Property and equipment, net	$69,455	$70,014

(1)          Includes $0.4 million of certain equipment held under capital leases and classified as equipment as of March 31, 2011 and December 31, 2010.

(2)          Includes $0.2 million of accumulated depreciation related to certain equipment held under capital leases, as of March 31, 2011 and December 31 2010.

During the three months ended March 31, 2011 and 2010, we recorded $7.6 million and $6.9 million, respectively, in depreciation expense of which $3.8 million and $3.5 million, respectively, was recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

4. INTANGIBLE ASSETS

The following table summarizes the identifiable intangible assets as of March 31, 2011 and December 31, 2010.

	March 31, 2011					December 31, 2010
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$57,212	(1)	$(15,406	)(2)	$41,806	$54,489	(1)	$(13,674	)(2)	$40,815
Customer relationships	6,397		(5,655)		742	6,361		(5,485)		876
Patents, copyrights, and trademarks	5,661		(2,098)		3,563	5,703		(1,933)		3,770
Core technology	4,986		(4,986)		—	4,843		(4,843)		—
Other	823		(792)		31	636		(636)		—
Total finite lived intangible assets	75,079		(28,937)		46,142	72,032		(26,571)		45,461
Indefinite lived intangible assets	90		—		90	—		—		—
Intangible assets	$75,169		$(28,937)		$46,232	$72,032		$(26,571)		$45,461

(1)                                  Includes $4.1 million of software held under a capital lease classified as capitalized software as of March 31, 2011 and December 31, 2010.

(2)                                  Includes $0.4 million and $0.3 million of accumulated amortization of software held under a capital lease which is amortized using the straight-line method over the useful life as of March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011 and 2010, amortization expense recorded for intangible assets with finite lives was $2.2 million and $1.9 million, respectively, of which $0.6 million and $0.5 million was recorded in cost of sales, respectively. The remaining amounts were recorded in selling, general and administrative expenses. Estimated future annual amortization of intangible assets is as follows (in thousands):

Fiscal years ending December 31,	Amortization
Remainder of 2011	$7,677
2012	9,982
2013	9,352
2014	7,658
2015	5,175
Thereafter	6,298
Total	$46,142

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of March 31, 2011 and December 31, 2010.

($ thousands)	March 31, 2011	December 31, 2010
Accrued compensation and benefits	$18,308	$25,666
Fulfillment and freight and duties	9,423	5,396
Professional services	4,352	4,704
Sales/use and VAT tax payable	9,354	6,061
Other	20,243	17,222
Accrued expenses and other current liabilities	$61,680	$59,049

6. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table summarizes the financial instruments required to be measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. Other financial instruments including debt are not required to be carried at fair value on a recurring basis. The carrying value of these financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to us, with similar terms, the carrying values of capital lease obligations and the line of credit approximate their fair values.

	Fair Value as of March 31, 2011			Fair Value as of December 31, 2010
($ thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Balance Sheet Classification
Derivative assets:
Foreign currency contracts	$—	$48	$—	$—	$5	$—	Prepaid expenses and other current assets
Derivative liabilities:
Foreign currency contracts	$—	$130	$—	$—	$134	$—	Accrued expenses and other current liabilities

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

Derivative Financial Instruments

The following tables present the amounts affecting the condensed consolidated statements of income for the three months ended March 31, 2011 and 2010.

($ thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Location of Loss (Gain) Recognized In Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	$57	—	Other expense (income), net

The following table summarizes the notional amounts of the outstanding derivatives at March 31, 2011 (in thousands). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

Currency Sold		Currency Purchased		Maturity Date	Contract Type
JPY	83,740	USD	1,000	April 2011	Foreign currency exchange forward
JPY	83,720	USD	1,000	May 2011	Foreign currency exchange forward
JPY	83,710	USD	1,000	June 2011	Foreign currency exchange forward
USD	1,000	MXN	12,245	April 2011	Foreign currency exchange forward
EUR	750	USD	1,019	April 2011	Foreign currency exchange forward
EUR	500	USD	679	May 2011	Foreign currency exchange forward
EUR	500	USD	679	June 2011	Foreign currency exchange forward
EUR	500	USD	709	July 2011	Foreign currency exchange forward
EUR	500	USD	708	August 2011	Foreign currency exchange forward
EUR	500	USD	707	September 2011	Foreign currency exchange forward
GBP	750	USD	1,209	April 2011	Foreign currency exchange forward
GBP	500	USD	806	May 2011	Foreign currency exchange forward
USD	500	MXN	6,112	May 2011	Foreign currency exchange forward
CAD	170	USD	175	April 2011	Foreign currency exchange forward

7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The following table summarizes notes payable and capital lease obligations as of March 31, 2011 and December 31, 2010.

($ thousands)	March 31, 2011	December 31, 2010
Revolving credit facility	$5,381	$3
Capital lease obligations (for certain capitalized software) bearing interest rates ranging from 8.7% to 12.4% and maturities through 2013	2,040	2,488
Capital lease obligations (for certain equipment) bearing interest at 8.8% and maturities through 2014	134	155
Total notes payable and capital lease obligations	$7,555	$2,646

As of March 31, 2011 and December 31, 2010, we had issued and outstanding letters of credit of $1.1 million and $1.0 million, respectively, which were reserved against the borrowing base under the terms of the revolving credit facility.

8. STOCK-BASED COMPENSATION

Options granted generally vest straight-line over four years with the first year vesting on a cliff basis followed by monthly vesting for the remaining three years. Restricted stock awards and restricted stock units granted generally vest on a straight-line basis over three or four years depending on the terms of the grant. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period and is recognized in the cost of sales and selling, general and administrative expense line items in the condensed consolidated statements of income. During the three months ended March 31, 2011 and 2010, $1.5 million and $1.8 million of stock-based compensation expense was recorded, respectively.

During the three months ended March 31, 2011, 0.4 million shares of common stock were issued related to stock option exercises and the vesting of restricted stock. During the year ended December 31, 2010, 2.8 million shares of common stock were issued related to stock option exercises and the vesting of restricted stock.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010 and 2009, respectively	5,007,337	$9.10	7,755,254	$7.67
Granted	211,000	17.18	49,750	7.32
Exercised	(341,551)	7.71	(301,283)	1.96
Forfeited or expired	(104,020)	12.50	(449,167)	9.10
Outstanding at March 31	4,772,766	$9.48	7,054,554	$7.82

Restricted Stock Shares and Units

From time to time, we grant restricted stock awards and restricted stock units to certain employees. The following table summarizes the restricted stock share activity for the three months ended March 31, 2011 and 2010. No restricted stock units were awarded during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010 and 2009, respectively	953,423	$8.54	1,322,240	$3.04
Granted	70,000	16.93	—	—
Vested	(29,071)	17.50	(257,608)	8.38
Forfeited or expired	(66,468)	9.54	(225,334)	1.34
Non-vested at March 31	927,884	$9.64	839,298	$3.94

9. INCOME TAXES

During the three months ended March 31, 2011, we recognized an income tax expense of $6.5 million on pre-tax income of $28.0 million, representing an effective income tax rate of 23.2% compared to an income tax expense of $3.4 million on pre-tax income of $9.1 million, representing an effective income tax rate of 37.2% for the same period in 2010. The change in effective tax rate is primarily the result of increased profitability of various domestic and international jurisdictions and fewer losses which do not qualify for tax benefit treatment. We had unrecognized tax benefits of $33.4 million at March 31, 2011 and $33.0 million at December 31, 2010.

10. EARNINGS (LOSS) PER SHARE

For all periods presented, basic and diluted earnings (loss) per common share (“EPS”) is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is an unvested share-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Shares of non-vested restricted stock awards and units are considered participating securities.

The following table sets forth EPS for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
($ thousands, except share and per share data)	2011	2010
Net income (loss) attributable to common stockholders	$21,504	$5,717
Income allocated to participating securities	(258)	(56)
Net income (loss) attributable to common stockholders — basic	$21,246	$5,661

Weighted average common shares outstanding — basic	87,278,713	84,485,728
Dilutive effect of stock options	1,901,444	1,893,776
Weighted average common shares outstanding — diluted	89,180,157	86,379,504

Net income (loss) per common share:
Basic	$0.24	$0.07
Diluted	$0.24	$0.07

For all periods presented above, there were certain outstanding share based payments which could potentially dilute basic EPS in the future which were not included in diluted income (loss) per share as their effect would have been anti-dilutive. For the three months ended March 31, 2011 and 2010, 0.7 million and 3.2 million options, respectfully, which could potentially dilute basic EPS in the future, were not included in diluted income (loss) per share as their effect would have been anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES

We lease space for certain of our offices, warehouses, vehicles and equipment under leases expiring at various dates through 2026. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the consolidated balance sheet in accrued expenses and other current liabilities. Total rent expense was $17.7 million and $14.6 million for the three months ended March 31, 2011 and 2010, respectively. Included in such amounts are contingent rents of $1.7 million and $1.1 million in 2011 and 2010, respectively.

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.9 million as of March 31, 2011), through a letter of credit that was issued to Finproject S.r.l.

On March 29, 2011, we committed to donating 100,000 pairs of shoes to Feed The Children and other organizations which will work to distribute to those hardest hit by the Japanese earthquake and resulting tsunami. The total net impact on income before taxes due to these donations was $0.7 million.

12. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

We have three reportable operating segments: Americas, Europe and Asia. We also have an Other segment category which aggregates insignificant operating segments that do not meet the reportable threshold. Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories. The composition of our reportable operating segments is consistent with that used by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The internal segment reports used by our CODM separately illustrate performance metrics of certain operating segments which provide manufacturing support, located in Mexico and Italy. These operating segments make up our Other segment category.

Segment operating income (loss) is the primary measure used by our CODM to evaluate segment operating performance and to decide how to allocate resources to segments. Segment performance evaluation is based primarily on segment results without allocating corporate expenses, or indirect general, administrative and other expenses. Segment profits or losses of our reportable operating segments include adjustments to eliminate intersegment profit or losses on intersegment sales. Segment operating income (loss) is defined as operating income before asset impairment charges and restructuring costs not included in cost of sales. Segment assets consist of cash, accounts receivable and inventory as these assets make up the asset information used by the CODM. Revenues of each of our reportable operating segments represent sales to external customers. Revenues of the Other segment are primarily made up of intersegment sales.

The following tables set forth information related to our reportable operating business segments during the three months ended

March 31, 2011 and 2010.

	Three Months Ended March 31,	Three Months Ended March 31,
($ thousands)	2011	2010
Revenues:
Americas	$100,211	$74,240
Asia	72,623	54,670
Europe	53,841	37,776
Other	15,131	11,493
Total segment revenues	241,806	178,179
Corporate, intersegment eliminations and other(1)	(15,098)	(11,327)
Total consolidated revenues	$226,708	$166,852

Depreciation and amortization:
Americas	$2,285	$2,040
Asia	1,693	1,600
Europe	628	528
Other	299	388
Total segment depreciation and amortization	4,905	4,556
Corporate, intersegment eliminations and other(2)	4,938	4,243
Total consolidated depreciation and amortization	$9,843	$8,799

(1)          Includes intersegment eliminations and certain corporate holding companies.

(2)          Includes depreciation and amortization on corporate and other assets not allocated to operating segments.

	Three Months Ended March 31,	Three Months Ended March 31,
($ thousands)	2011	2010
Operating income (loss):
Americas	$16,845	$11,407
Asia	16,188	12,537
Europe	17,083	9,404
Other	505	504
Total segment operating income (loss)	50,621	33,852
Corporate, intersegment eliminations and other(1)	(22,341)	(21,777)
SG&A restructuring(2)	—	(2,539)
Asset impairment(3)	(32)	(141)
Total consolidated operating income (loss)	28,248	9,395
Interest expense	(188)	(129)
Gain on charitable contributions	257	84
Other expense, net	(328)	(241)
Income (loss) before income taxes	$27,989	$9,109

(1)                                  Includes (i) a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments, (ii) intersegment eliminations and (iii) certain corporate holding companies.

(2)                                  During the three months ended March 31, 2010, approximately $0.5 million of restructuring charges were recorded in the Americas segment as a result of a change in estimate of our original accrual for lease termination costs of our office facility in Canada which was closed in 2008. The remaining $2.0 million of restructuring charges related to severance costs associated with the departure of a former executive.

(3)                              During the three months ended March 31, 2011, primarily all asset impairment losses incurred resulted from the impact of the March 2011 Japanese earthquakes and related to the write off of the leasehold improvements of our Sendai retail store. During the three months ended March 31, 2010, the asset impairment losses were primarily related to leasehold improvement write-offs due to a retail store closure in the Europe segment.

	As of March 31	As of December 31,
($ thousands)	2011	2010
Assets:
Americas(1)	$128,747	$94,760
Asia	168,461	164,855
Europe	76,266	46,712
Other	18,620	16,533
Total segment assets	392,094	322,860
Corporate and other(2)	271	8,138
Other current assets	51,352	50,016
Property and equipment, net	69,455	70,014
Intangible assets, net	46,232	45,461
Deferred tax assets, net	34,862	34,711
Other assets	19,121	18,281
Total consolidated assets	$613,387	$549,481

(1)          Certain inventory assets disclosed in the Other segment as of December 31, 2010 have been reclassified to the Americas segment to reflect changes in the composition of the segment assets used in the internal reports in the first quarter of 2011, for comparability purposes.

(2)          Corporate assets primarily consist of cash and equivalents.

13. COMPREHENSIVE INCOME (LOSS)

The following table summarizes our comprehensive income (loss) for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
($ thousands)	2011	2010
Net income (loss)	$21,504	$5,717
Foreign currency translation	4,467	(1,699)
Comprehensive income (loss)	$25,971	$4,018

14. LEGAL PROCEEDINGS

On March 31, 2006, we filed a complaint with the International Trading Commission (“ITC”) against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc. (collectively, the “respondents”), alleging, among other things infringement of United States Patent Nos. 6,993,858 (the “‘858 Patent”) and D517,789 (the “‘789 Patent”) and seeking an exclusion order banning the importation and sale of infringing products. During the course of the investigation, the ITC issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X Sports, Inc. from the ITC investigation due to a settlement being reached with each of those entities. Cheng’s Enterprises, Inc. was removed from the ITC investigation because they ceased the accused activities. After a trial in the matter in September 2007, the ITC Administrative Law Judge (“ALJ”) issued an initial determination on April 11, 2008, finding the ‘858 patent infringed by certain accused products, but also finding the patent invalid as obvious. The ALJ found that the ‘789 patent was valid, but was not infringed by the accused products. On July 25, 2008, the ITC notified us of its decision to terminate the investigation with a finding of no violation as to either patent. We filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008. On October 4, 2009, a settlement was reached between us and Collective Licensing International, LLC. Collective Licensing International, LLC agreed to cease and desist infringing on our patents and to pay us certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found that the ITC erred in finding that the utility patent was obvious and also reversed the ITC’s determination of non-infringement of the design patent. The case has been remanded back to the ITC. On July 6, 2010, the ITC ordered the matter to be assigned to an ALJ for a determination on enforceability. On February 9, 2011, the ALJ issued a determination that the utility and design patents were both enforceable against the remaining respondents. On April 25, 2011, the ITC determined not to review the ALJ’s decision, making the determination of enforceability final. The ITC also confirmed the finding of a violation of section 337 by respondents Double Diamond and Effervescent. The ITC requested written submissions and proposed orders on remedies by May 6, 2011.

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims.  A final judgment was thereafter entered.  Plaintiffs have filed a notice of appeal, seeking to challenge the court’s February 28, 2011 order. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome, or any potential liability, of the matter.

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom. Spectrum alleges that we unlawfully terminated our agency agreement with them and failed to pay them certain sales commissions. On December 23, 2010, Crocs Europe submitted its response to Spectrum’s claim to the High Court of Justice. The case is now in the discovery stage. We believe Spectrum’s claims are without merit and we intend to vigorously defend ourselves against them.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on its business.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent filings with the Securities and Exchange Commission. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We currently sell our Crocs-branded products globally through domestic and international retailers and distributors. We also sell our products directly to consumers through our webstores, company-operated retail stores, outlets and kiosks. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty and independent retail channels.

Financial Highlights

During the three months ended March 31, 2011, revenues increased $59.9 million, or 35.9%, net income increased $15.8 million to $21.5 million and diluted earnings per share improved $0.17 to $0.24 compared to the same period in 2010. These financial improvements reflect increased demand for our products throughout each of our geographic operating segments resulting from the collaborative efforts of our sales, marketing and merchandising teams to heighten and transform Crocs brand awareness as all-season footwear.

Recent Events

The earthquake on March 11, 2011 that occurred off the coast of Japan did not materially impact our assets or revenues during the first quarter of 2011. However, in light of the resulting damage to the country’s infrastructure, consumer confidence and overall economy, we expect to experience approximately a $2.5 million reduction in the Asia operating segment’s revenues during the second quarter of 2011. We expect to recover a significant portion of such revenue reduction during the remainder of 2011. However, consumer demand has not risen back to pre-disaster levels in Japan and there is a risk that recovery of consumer demand may take longer than anticipated or affect our wholesale customers’ sales. No loss contingencies were incurred as a result of the events.

We have committed to donating 100,000 pairs of shoes to Feed The Children and other organizations which will work to distribute our shoes to those hardest hit by the earthquake and resulting tsunami. The total net impact on income before taxes due to these donations was $0.7 million.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010	Change
	(amounts in thousands, except per share data)
Revenues	$226,708	$166,852	$59,856	35.9%
Cost of sales	107,502	80,148	27,354	34.1%
Gross profit	119,206	86,704	32,502	37.5%
Selling, general and administrative expenses	88,614	74,778	13,836	18.5%
Foreign currency transaction losses (gains), net	1,315	(292)	1,607	550.3%
Restructuring charges	—	2,539	(2,539)	(100.0)%
Asset Impairment	32	141	(109)	(77.3)%
Charitable contribution expense	997	143	854	597.2%
Income (loss) from operations	28,248	9,395	18,853	200.7%
Interest expense	188	129	59	45.7%
Other, net	71	157	(86)	(54.8)%
Income (loss) before income taxes	27,989	9,109	18,880	207.3%
Income tax (benefit) expense	6,485	3,392	3,093	91.2%
Net income (loss)	$21,504	$5,717	$15,787	276.1%
Net income (loss) per basic share	$0.24	$0.07	$0.17	N/M
Net income (loss) per diluted share	$0.24	$0.07	$0.17	N/M

Gross margin	52.6%	52.0%
Operating margin	12.5%	5.6%

N/M — Not meaningful

Revenues.  The following table sets forth revenues by channel, unit sales and average selling price for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(thousands, except average selling price)	2011	2010	Change
Wholesale channel revenue	$164,567	$120,200	$44,367	36.9%
Retail channel revenue	$45,488	$34,343	$11,145	32.5%
Internet channel revenue	$16,653	$12,309	$4,344	35.3%

Average footwear selling price	$17.38	$16.41	$0.97	5.9%

Footwear unit sales	12,617	9,774	2,843	29.1%

The table below sets forth information about the number of company-operated retail locations as of March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	Change
Crocs Kiosk/Store in Store	156	166	(10)
Crocs Retail Stores	135	100	35
Crocs Outlet Stores	80	67	13
Total company-operated retail locations	371	333	38

During the three months ended March 31, 2011, revenues increased $59.9 million, or 35.9%, compared to the same period in 2010, due to an increase of 2.8 million, or 29.1%, in global unit sales and an increase of 5.9% in average unit selling price.

Revenues by Channel.  During the three months ended March 31, 2011, revenues from our wholesale channel grew by $44.4 million, or 36.9%, which was primarily driven by continued market acceptance and growth of our new product line and heightened brand awareness. Revenues from our retail channel grew by $11.1 million, or 32.5%, primarily driven by the opening of 38 new company-operated retail locations since March 31, 2010, on a net basis. We continue to close certain kiosks and open more branded stores where we can better merchandise the full breadth and depth of our product line. Revenues from our internet channel grew by $4.3 million, or 35.3% as a result of increased webstores in local languages and brand awareness.

Impact on Revenues due to Foreign Exchange Rate Fluctuations.  Average foreign currency exchange rates during the three months ended March 31, 2011 increased revenue by $7.4 million as compared to the same period in 2010. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

Gross profit.  During the three months ended March 30, 2011, gross profit increased $32.5 million, or 37.5%, compared to the same period in 2010. Gross margin increased slightly to 52.6% during the three months ended March 31, 2011 compared to 52.0% during the same period in 2010. These increases are primarily attributable to an increase of 29.1% in unit sales and an increase of 5.9% in average selling price driven by increased demand, which was partially offset by higher production costs driven by higher sales volume.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations.  Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency, the U.S. dollar, during the three months ended March 31, 2011 increased our gross profit by $3.9 million compared to the same period in 2010. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency, the U.S. dollar.

Selling, general and administrative expenses and foreign currency transaction losses (gains).  Selling, general and administrative expense and losses on foreign currency transactions increased $15.4 million or 20.7% during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to an increase of $6.3 million in salaries and related costs resulting from higher global headcount, an increase of $4.0 million in rent and building costs resulting from continued growth in the number company-operated retail stores which also contributed to the higher global headcount and an increase of $1.6 million in losses on foreign currency transactions.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the three months ended March 31, 2011 increased selling, general and administrative expenses by approximately $2.1 million as compared to the same period in 2010.

Restructuring charges. Restructuring charges decreased by $2.5 million during the three months ended March 31, 2011 as we had no such charges during the period compared to $2.5 million in restructuring charges during the same period in 2010. The 2010 restructuring charges consisted primarily of severance costs related to the departure of a former executive as well as a change in estimate of our original accrual for lease termination costs for our office facility in Canada, which was closed in 2008.

Charitable contributions.  During the three months ended March 31, 2011, charitable contributions expense increased $0.9 million compared to the same period in 2010 primarily due to our commitment to donate 100,000 pairs of shoes to Japanese earthquake and tsunami victims.

Income tax expense.  During the three months ended March 31, 2011, income tax expense increased $3.1 million compared to the same period in 2010, which was primarily due to increased profitability of various domestic and international jurisdictions and fewer losses which did not qualify for tax benefit treatment. Our effective tax rate of 23.2% for the quarter ended March 31, 2011 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between US and foreign jurisdictions.

Presentation of Reportable Operating Segments

We have three reportable operating segments: Americas, Europe and Asia. We also have an Other segment category which aggregates insignificant operating segments that do not meet the reportable threshold. See Note 12 — Operating Segments and Geographic Information in the accompanying notes to the financial statements for further details.

Americas Operating Segment.  The following table sets forth total revenues, operating income, footwear unit sales, footwear average selling price and retail store counts for the Americas operating segment during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
($ thousands, except store data)	2011	2010	Change
Americas total revenue	$100,211	$74,240	$25,971	35.0%
Americas operating income (loss)	$16,845	$11,407	$5,438	47.7%
Americas company-operated retail locations	189	183	6	3.3%

Revenues from the Americas segment increased $26.0 million, or 35.0%, during the three months ended March 31, 2011 compared to the same period in 2010, primarily due to wholesale channel revenue growth of $17.9 million, or 41.4%, and retail channel revenue growth of $6.4 million, or 32.4%. Operating income rose $5.4 million, or 47.7%, primarily due to a 31.4% increase in segment footwear unit sales. Company-operated retail locations in the segment grew by six locations, on a net basis, which contributed to segment retail channel revenue growth.

Asia Operating Segment.  The following table sets forth total revenues, operating income, footwear unit sales, footwear average selling price and retail store counts for the Asia operating segment during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
($ thousands, except store data)	2011	2010	Change
Asia total revenue	$72,623	$54,670	$17,953	32.8%
Asia operating income (loss)	$16,188	$12,537	$3,651	29.1%
Asia company-operated retail locations	156	136	20	14.7%

Revenues from the Asia segment increased $18.0 million, or 32.8%, during the three months ended March 31, 2011 compared to the same period in 2010, primarily due to wholesale channel revenue growth of $14.7 million, or 35.6%, and retail channel revenue growth of $1.6 million, or 14.8%. Operating income rose $3.7 million, or 29.1%, primarily due to a 10.1% increase in segment footwear unit sales and a higher average selling price. Company-operated retail locations in the segment grew by twenty locations, on a net basis, which also contributed to segment retail channel revenue growth.

Europe Operating Segment.  The following table sets forth total revenues, operating income, footwear unit sales, footwear average selling price and retail store counts for the Europe operating segment during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
($ thousands, except store data)	2011	2010	Change
Europe total revenue	$53,841	$37,776	$16,065	42.5%
Europe operating income (loss)	$17,083	$9,404	$7,679	81.7%
Europe company-operated retail locations	26	14	12	85.7%

Revenues in Europe increased $16.1 million, or 42.5%, during the three months ended March 31, 2011 compared to the same period in 2010, primarily due to wholesale channel revenue growth of $13.9 million, or 43.7%, and internet channel revenue growth of $1.8 million, or 70.3%. Operating income rose $7.7 million, or 81.7%, primarily due to a 49.3% increase in segment footwear unit sales which was partially offset by a slightly lower average selling price. Company-operated retail locations in the segment grew by twelve locations, on a net basis, which contributed to segment retail channel revenue growth of $1.2 million.

Liquidity and Capital Resources

At March 31, 2011, we had $115.5 million in cash and cash equivalents. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we also have an asset-backed revolving credit facility with PNC Bank, N.A. (“PNC”) (further discussed below), which provides us with up to $30.0 million in borrowings and matures on September 24, 2014. Additional future financing may be necessary, however, there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Credit Facility

On September 30, 2010, we amended our Revolving Credit and Security Agreement with PNC, originally dated September 25, 2009 (the “Credit Agreement”). Based on the amended terms, the Credit Agreement provides for an asset-backed revolving credit facility (the “Credit Facility”) of up to $30.0 million in total, which includes a $20.0 million sublimit for borrowings against our eligible inventory, a $2.0 million sublimit for borrowings against our eligible inventory in-transit, and a $10.0 million sublimit for letters of credit, and matures on September 24, 2014. Total borrowings available under the Credit Facility at any given time are subject to customary reserves and reductions to the extent our asset borrowing base changes. Borrowings under the Credit Facility are secured by all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests. The terms of the Credit Agreement require us to prepay borrowings in the event of certain dispositions of property. With respect to domestic rate loans, principal amounts outstanding bear interest at 1.5% plus the greater of either (i) PNC’s published reference rate, (ii) the Federal Funds Open Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% or, (iii) the sum of the daily LIBOR rate and 1.0%. Eurodollar denominated principal amounts outstanding bear interest at 3.0% plus the Eurodollar rate (as defined in the Credit Agreement). The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to Eurodollar rate loans and contains certain customary restrictive and financial covenants. We were in compliance with these financial covenants as of March 31, 2011. As of March 31, 2011, we had $5.4

million of outstanding borrowings under the Credit Facility. As of December 31, 2010, we had an immaterial amount of outstanding borrowings under the Credit Facility. At March 31, 2011 and December 31, 2010, we had issued and outstanding letters of credit of $1.1 million and $1.0 million, respectively, which were reserved against the borrowing base.

Working Capital

As of March 31, 2011, accounts receivable increased $25.6 million when compared to the same period in 2010, primarily due to increased sales in March 2011 compared to March of 2010. Days sales outstanding improved to 48.9 at March 31, 2011 compared to 52.5 at March 31, 2010. Inventories increased $32.7 million as of March 31, 2011 when compared to same period in 2010, primarily due to global growth in wholesale orders and the increase in company-operated retail stores.

Capital Assets

During the three months ended March 31, 2011, net capital expenditures, inclusive of intangible assets, remained relatively flat at $9.3 million compared to $9.8 million during the same period in 2010 as we continue our global retail store growth.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $146.8 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position with the exception of the expected repatriation of up to $50.0 million in cash that was accrued for as a repatriation of 2010 foreign subsidiary current-year earnings. However, most of the cash held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity. As of March 31, 2011, we held $112.9 million of our total $115.5 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $112.9 million, $33.6 million could potentially be restricted, as described above. If the remaining $79.3 million were to be repatriated to the U.S., we would be required to pay approximately $4.9 million in international withholding taxes with no offsetting credit.

Contractual Obligations and Off-Balance Sheet Arrangements

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.9 million as of March 31, 2011), through a letter of credit that was issued to Finproject S.r.l.

The following table summarizes aggregate information about our significant contractual cash obligations as of March 31, 2011, excluding the supply agreement mentioned above.

	Payments due by period
($ thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$209,966	$45,864	$63,219	$37,751	$63,132
Inventory purchase obligations with third-party manufacturers	95,165	95,165	—	—	—
Estimated liability for uncertain tax positions	33,425	60	23,377	8,603	1,385
Capital lease obligations	2,174	1,924	250	—	—
Long-term debt obligations	5,381	5,381	—	—	—
Total	$346,111	$148,394	$86,846	$46,354	$64,517

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

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein.

Significant Accounting Policies

For a discussion of accounting policies that we consider significant to our business operations and understanding of our results of operations, see Note 1 — Summary of Significant Accounting Policies to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility. Borrowings under the revolving credit facility bear interest at variable rates which are based on either the lender’s published rate, the Federal Funds Open Rate, LIBOR or the Eurodollar Rate (as defined in the revolving credit facility), and are subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of March 31, 2011, the amount of total borrowings outstanding under the revolving credit facility was $5.4 million. Fluctuations in the prevailing market interest rates by 10% relative to these borrowings during the three months ended March 31, 2011, would have an immaterial impact on the consolidated statements of income.

Fluctuations in the prevailing market interest rates, earned on our cash and cash equivalents and restricted cash balances during the three months ended March 31, 2011, would have an immaterial impact on the consolidated statements of income.

Foreign Currency Exchange Risk

We have significant revenues from foreign sales in recent periods. While the majority of expenses attributable to our foreign operations are paid in the functional currency of the country in which such operations are conducted, we pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products and increase losses from currency exchange rates. A decrease of 1% in value of U.S. dollar relative to foreign currencies would have increased income before taxes during the three months ended March 31, 2011 by approximately $1.0 million. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the three months ended March 31, 2011.

We enter into foreign currency exchange forward contracts to reduce our exposure to changes in exchange rates. The following table summarizes the notional amounts of the outstanding derivatives at March 31, 2011 (in thousands). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

Currency Sold		Currency Purchased		Maturity Date	Contract Type
JPY	83,740	USD	1,000	April 2011	Foreign currency exchange forward
JPY	83,720	USD	1,000	May 2011	Foreign currency exchange forward
JPY	83,710	USD	1,000	June 2011	Foreign currency exchange forward
USD	1,000	MXN	12,245	April 2011	Foreign currency exchange forward
EUR	750	USD	1,019	April 2011	Foreign currency exchange forward
EUR	500	USD	679	May 2011	Foreign currency exchange forward
EUR	500	USD	679	June 2011	Foreign currency exchange forward
EUR	500	USD	709	July 2011	Foreign currency exchange forward
EUR	500	USD	708	August 2011	Foreign currency exchange forward
EUR	500	USD	707	September 2011	Foreign currency exchange forward
GBP	750	USD	1,209	April 2011	Foreign currency exchange forward
GBP	500	USD	806	May 2011	Foreign currency exchange forward
USD	500	MXN	6,112	May 2011	Foreign currency exchange forward
CAD	170	USD	175	April 2011	Foreign currency exchange forward

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as March 31, 2011 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  Legal Proceedings

On March 31, 2006, we filed a complaint with the International Trading Commission (“ITC”) against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc. (collectively, the “respondents”), alleging, among other things infringement of United States Patent Nos. 6,993,858 (the “‘858 Patent”) and D517,789 (the “‘789 Patent”) and seeking an exclusion order banning the importation and sale of infringing products. During the course of the investigation, the ITC issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X Sports, Inc. from the ITC investigation due to a settlement being reached with each of those entities. Cheng’s Enterprises, Inc. was removed from the ITC investigation because they ceased the accused activities. After a trial in the matter in September 2007, the ITC Administrative Law Judge (“ALJ”) issued an initial determination on April 11, 2008, finding the ‘858 patent infringed by certain accused products, but also finding the patent invalid as obvious. The ALJ found that the ‘789 patent was valid, but was not infringed by the accused products. On July 25, 2008, the ITC notified us of its decision to terminate the investigation with a finding of no violation as to either patent. We filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008. On October 4, 2009, a settlement was reached between us and Collective Licensing International, LLC. Collective Licensing International, LLC agreed to cease and desist infringing on our patents and to pay us certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found that the ITC erred in finding that the utility patent was obvious and also reversed the ITC’s determination of non-infringement of the design patent. The case has been remanded back to the ITC. On July 6, 2010, the ITC ordered the matter to be assigned to an ALJ for a determination on enforceability. On February 9, 2011, the ALJ issued a determination that the utility and design patents were both enforceable against the remaining respondents. On April 25, 2011, the ITC determined not to review the ALJ’s decision, making the determination of enforceability final. The ITC also confirmed the finding of a violation of section 337 by respondents Double Diamond and Effervescent. The ITC requested written submissions and proposed orders on remedies by May 6, 2011.

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims.  A final judgment was thereafter entered.  Plaintiffs have filed a notice of appeal, seeking to challenge the court’s February 28, 2011 order. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome, or any potential liability, of the matter.

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom. Spectrum alleges that we unlawfully terminated our agency agreement with them and failed to pay them certain sales commissions. On December 23, 2010, Crocs Europe submitted its response to Spectrum’s claim to the High Court of Justice. The case is now in the discovery stage. We believe Spectrum’s claims are without merit and we intend to vigorously defend ourselves against them.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on its business.

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6.  Exhibits.

Exhibit List

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312).

3.2

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

CROCS, INC.

Date: May 4, 2011	By:	/s/ Jeffrey J. Lasher
		Name:	Jeffrey J. Lasher
		Title:	Senior Vice President-Finance, Chief Financial Officer