Form 10-Q
period 2011-06-30
Crocs, Inc.
filed 2011-08-03
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 29, 2011, Crocs, Inc. had 89,462,323 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.

Form 10-Q

Quarter Ended June 30, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ thousands, except per share amounts)	2011	2010	2011	2010
Revenues	$295,585	$228,046	$522,293	$394,898
Cost of sales	(125,367)	(96,127)	(232,869)	(176,275)
Gross profit	170,218	131,919	289,424	218,623
Selling, general and administrative expenses	(107,647)	(94,047)	(196,261)	(168,825)
Foreign currency transaction gains (losses), net	3,042	1,129	1,727	1,421
Restructuring charges (Note 12)	—	—	—	(2,539)
Asset impairment (Note 12)	—	—	(32)	(141)
Charitable contributions expense	(839)	(275)	(1,836)	(418)
Income (loss) from operations	64,774	38,726	93,022	48,121
Interest expense	(241)	(163)	(429)	(292)
Gain on charitable contribution	353	32	610	116
Other income (expense), net	(108)	291	(436)	50
Income (loss) before income taxes	64,778	38,886	92,767	47,995
Income tax benefit (expense)	(9,272)	(6,602)	(15,757)	(9,994)
Net income (loss)	$55,506	$32,284	$77,010	$38,001
Net income (loss) per common share:
Basic	$0.62	$0.38	$0.87	$0.44
Diluted	$0.61	$0.37	$0.85	$0.43

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ thousands, except number of shares)	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$179,979	$145,583
Accounts receivable, net of allowances of $13,528 and $10,249, respectively	115,651	64,260
Inventories	156,464	121,155
Deferred tax assets, net	13,822	15,888
Income tax receivable	10,620	9,062
Other receivables	17,127	11,637
Prepaid expenses and other current assets	20,292	13,429
Total current assets	513,955	381,014
Property and equipment, net	69,337	70,014
Intangible assets, net	48,164	45,461
Deferred tax assets, net	32,429	34,711
Other assets	19,629	18,281
Total assets	$683,514	$549,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,186	$35,669
Accrued expenses and other current liabilities	71,269	59,488
Deferred tax liabilities, net	15,337	17,620
Income taxes payable	16,076	23,084
Note payable, current portion of long-term debt and capital lease obligations	3,257	1,901
Total current liabilities	172,125	137,762
Deferred tax liabilities, net	1,909	847
Long term income tax payable	35,429	29,861
Other liabilities	5,046	4,905
Total liabilities	214,509	173,375
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 89,919,925 and 89,390,187 shares issued and outstanding, respectively, at June 30, 2011 and 88,600,860 and 88,065,859 shares issued and outstanding, respectively, at December 31, 2010	90	88
Treasury stock, at cost, 529,738 and 535,001 shares, respectively	(21,213)	(22,008)
Additional paid-in capital	286,968	277,293
Retained earnings	166,891	89,881
Accumulated other comprehensive income	36,269	30,852
Total stockholders’ equity	469,005	376,106
Total liabilities and stockholders’ equity	$683,514	$549,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
($ thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$77,010	$38,001
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,407	17,610
Loss (gain) on disposal of fixed assets	118	796
Unrealized (gain) loss on foreign exchange transactions	(5,489)	(3,309)
Asset impairment	32	133
Charitable contributions	1,836	435
Gain on charitable contributions	(610)	(124)
Share-based compensation	3,911	3,870
(Recovery of) provision for doubtful accounts, net	(737)	1,653
Changes in operating assets and liabilities:
Accounts receivable	(47,735)	(46,659)
Income tax receivable	(1,131)	(3,480)
Inventories	(33,100)	(23,255)
Prepaid expenses and other assets	(12,101)	1,304
Accounts payable	30,002	30,063
Accrued restructuring charges	(293)	1,745
Accrued expenses and other liabilities	12,761	21,053
Cash provided by (used in) operating activities	43,881	39,836
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(13,804)	(13,281)
Proceeds from disposal of property and equipment	245	937
Cash paid for intangible assets	(7,733)	(6,985)
Purchases of marketable securities	—	(5,482)
Maturities of marketable securities	—	1,701
Change in restricted cash	(109)	299
Cash provided by (used in) investing activities	(21,401)	(22,811)
Cash flows from financing activities:
Proceeds from note payable	165,198	18,400
Repayment of note payable and capital lease obligations	(164,542)	(19,054)
Repurchase of stock for stock option exercise tax withholding	(490)	(421)
Exercise of stock options	7,068	2,341
Cash provided by (used in) financing activities	7,234	1,266
Effect of exchange rate changes on cash	4,682	1,233
Net increase (decrease) in cash and cash equivalents	34,396	19,524
Cash and cash equivalents—beginning of period	145,583	77,343
Cash and cash equivalents—end of period	$179,979	$96,867
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$365	$284
Income taxes	$15,332	$6,674
Non-cash investing and financing activities:
Assets acquired through capital leases	$—	$2,089
Accrued purchases of property, plant and equipment	$1,722	$2,373
Accrued purchases of intangibles	$406	$1,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

Crocs, Inc. and its subsidiaries (collectively, “we,” “us,” or the “Company”) are engaged in the design, manufacture and sale of footwear, apparel and accessories for men, women and children.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, returns and discounts, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, the fair value of acquired intangibles, useful lives assigned to long-lived assets, depreciation and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 14 - Legal Proceedings. Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a significant impact to the consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU 2011-05 concerns presentation and disclosure only, its adoption will not have an impact on the consolidated financial position or results of operations.

2.  INVENTORIES

The following table summarizes inventories by major classification as of June 30, 2011 and December 31, 2010.

($ thousands)	June 30, 2011	December 31, 2010
Finished goods	$145,429	$111,134
Work-in-progress	142	248
Raw materials	10,893	9,773
Inventories	$156,464	$121,155

3.  PROPERTY AND EQUIPMENT

The following table summarizes property and equipment by major classification as of June 30, 2011 and December 31, 2010.

($ thousands)	June 30, 2011	December 31, 2010
Machinery and equipment(1)	$77,094	$70,962
Leasehold improvements	57,624	49,519
Furniture and fixtures and other	16,129	16,587
Construction-in-progress	6,094	7,902
Property and equipment, gross	156,941	144,970
Accumulated depreciation(2)	(87,604)	(74,956)
Property and equipment, net	$69,337	$70,014

(1)               Includes $0.4 million of equipment held under capital leases and classified as equipment as of June 30, 2011 and December 31, 2010.

(2)               Includes $0.3 million and $0.2 million of accumulated depreciation related to equipment held under capital leases as of June 30, 2011 and December 31 2010, respectively.

During the three and six months ended June 30, 2011, we recorded $7.3 million and $14.9 million, respectively, in depreciation expense of which $3.3 million and $7.1 million, respectively, was recorded in cost of sales and the balance was recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of income. During the three and six months ended June 30, 2010, we recorded $7.0 million and $13.9 million, respectively, in depreciation expense of which $3.5 million and $7.0 million, respectively, was recorded in cost of sales and the balance was recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of income.

4.  INTANGIBLE ASSETS

The following table summarizes the identifiable intangible assets as of June 30, 2011 and December 31, 2010.

	June 30, 2011					December 31, 2010
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$60,957	(1)	$(17,737	)(2)	$43,220	$54,489	(1)	$(13,674	)(2)	$40,815
Customer relationships	6,743		(5,846)		897	6,361		(5,485)		876
Patents, copyrights, and trademarks	5,845		(2,265)		3,580	5,703		(1,933)		3,770
Core technology	4,992		(4,992)		—	4,843		(4,843)		—
Other	636		(636)		—	636		(636)		—
Total finite lived intangible assets	79,173		(31,476)		47,697	72,032		(26,571)		45,461
Indefinite lived intangible assets	467		—		467	—		—		—
Intangible assets	$79,640		$(31,476)		$48,164	$72,032		$(26,571)		$45,461

(1)                                  Includes $4.1 million of software held under a capital lease classified as capitalized software as of June 30, 2011 and December 31, 2010.

(2)                                  Includes $0.5 million and $0.3 million of accumulated amortization of software held under a capital lease which is amortized using the straight-line method over the useful life as of June 30, 2011 and December 31, 2010, respectively.

During the three and six months ended June 30, 2011, amortization expense recorded for intangible assets was $2.3 million and $4.5 million, respectively, of which $0.8 million and $1.4 million was recorded in cost of sales, respectively. During the three and six months ended June 30, 2010, amortization expense recorded for intangible assets was $1.8 million and $3.7 million, respectively, of which $0.6 million and $1.1 million was recorded in cost of sales, respectively. The remaining amounts were recorded in selling, general and administrative expenses. The following table summarizes the estimated future amortization of intangible assets for the next five years and thereafter (in thousands).

For the Period ending December 31,	Estimated Amortization
Remainder of 2011	$4,609
2012	10,669
2013	10,617
2014	8,181
2015	5,696
Thereafter	7,925
Total	$47,697

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of June 30, 2011 and December 31, 2010.

($ thousands)	June 30, 2011	December 31, 2010
Accrued compensation and benefits	$23,359	$25,666
Fulfillment and freight and duties	8,769	5,396
Professional services	4,147	4,704
Sales/use and VAT tax payable	13,676	6,061
Other	21,318	17,661
Accrued expenses and other current liabilities	$71,269	$59,488

6.  FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

Non-Recurring Fair Value Measurements

The majority of our non-financial assets, which include inventories, property, plant and equipment and intangible assets, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial asset is required to be evaluated for impairment and deemed to be impaired, the impaired non-financial asset is recorded at its fair value. We had no impaired assets during the three months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, we had insignificant impairment losses.

Recurring Fair Value Measurements

The following table summarizes the financial instruments required to be measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. Other financial instruments including debt are not required to be carried at fair value on a recurring basis. The carrying value of these financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to us, with similar terms, the carrying values of capital lease obligations and the line of credit approximate their fair values.

	Fair Value as of June 30, 2011			Fair Value as of December 31, 2010
($ thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Balance Sheet Classification
Derivative assets:
Foreign currency forward contracts	$—	$57	$—	$—	$5	$—	Prepaid expenses and other current assets
Derivative liabilities:
Foreign currency forward contracts	$—	$260	$—	$—	$134	$—	Accrued expenses and other current liabilities

Derivative Financial Instruments

We enter into foreign currency exchange forward contracts as cash flow hedges to reduce our exposure to changes in exchange rates. The following table summarizes the notional amounts of the outstanding foreign currency exchange forward contracts at June 30, 2011 and December 31, 2010. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

($ thousands)	June 30, 2011	December 31, 2010
Forward currency exchange forward contracts by currency, net:
Euro	$12,812	$3,921
Japanese Yen	9,000	6,000
Pound Sterling	4,140	2,385
Mexican Peso	1,200	—
Total notional value, net	$27,152	$12,306

Latest maturity date	July 2012	March 2011

During all periods presented, we did not designate any derivatives as hedges. Therefore, all changes in the fair value of derivative financial instruments are reflected in the results of operations. The following table presents the amounts affecting the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010.

($ thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Location of Loss (Gain) Recognized In Income on Derivatives
Foreign currency exchange forward contracts	$419	$119	$475	$119	Other income (expense), net

7.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The following table summarizes notes payable and capital lease obligations as of June 30, 2011 and December 31, 2010.

($ thousands)	June 30, 2011	December 31, 2010
Revolving credit facility	$1,604	$3
Capital lease obligations (for certain capitalized software) bearing interest rates ranging from 8.7% to 12.4% and maturities through 2013	1,581	2,488
Capital lease obligations (for certain equipment) bearing interest at 8.8% and maturities through 2014	117	155
Total notes payable and capital lease obligations	$3,302	$2,646

As of June 30, 2011 and December 31, 2010, we had issued and outstanding letters of credit of $1.1 million and $1.0 million, respectively, which were reserved against the borrowing base under the terms of the revolving credit facility.

8.  EQUITY AND STOCK-BASED COMPENSATION

During the three and six months ended June 30, 2011, 1.1 million and 1.5 million shares of common stock, respectively, were issued related to stock option exercises and the vesting of restricted stock shares and units. During the year ended December 31, 2010, 2.8 million shares of common stock were issued related to stock option exercises and the vesting of restricted stock shares.

Options granted generally vest straight-line over four years with the first year vesting on a cliff basis followed by monthly vesting for the remaining three years. Restricted stock shares and restricted stock units granted generally vest on a straight-line basis over three or four years depending on the terms of the grant. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period and is recognized in the Cost of sales and Selling, general and administrative expense in the unaudited condensed consolidated statements of income. During the three and six months ended June 30, 2011, $2.4 million and $3.9 million of stock-based compensation expense was recorded, respectively, of which $0.3 million and $0.6 million was recorded in Cost of sales, respectively. During the three and six months ended June 30, 2010, $2.2 million and $3.9 million of stock-based compensation expense was recorded, respectively, of which $0.3 million and $0.7 million was recorded in Cost of sales, respectively.

Stock Options

The following tables summarize the stock option activity for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2011 and December 31, 2010, respectively	4,772,766	$9.48	5,007,337	$9.10
Granted	137,000	24.04	348,000	19.88
Exercised	(918,129)	4.83	(1,259,680)	5.61
Forfeited or expired	(88,596)	10.18	(192,616)	11.43
Outstanding at June 30, 2011	3,903,041	$11.07	3,903,041	$11.07

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2010 and December 31, 2009, respectively	7,054,554	$7.82	7,755,254	$7.67
Granted	100,000	10.70	149,750	9.58
Exercised	(575,447)	3.04	(876,730)	2.67
Forfeited or expired	(228,771)	18.21	(677,938)	12.15
Outstanding at June 30, 2010	6,350,336	$7.93	6,350,336	$7.93

Restricted Stock Shares and Units

From time to time, we grant restricted stock shares and restricted stock units to our employees. Unvested restricted stock shares have the same rights as those of common shares including voting rights and non-forfeitable dividend rights. However, ownership of unvested restricted stock shares cannot be transferred until they are vested. An unvested restricted stock unit (“RSU”) is a contractual right to receive a share of common stock only upon its vesting. RSUs have dividend equivalent rights which accrue over the term of the award and are paid if and when the RSUs vest.

The following tables summarize the restricted stock share activity for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2011 and December 31, 2010, respectively	927,884	$9.64	953,423	$8.54
Granted	48,520	22.22	118,520	19.10
Vested	(216,965)	7.97	(246,036)	7.58
Forfeited	(7,200)	12.51	(73,668)	9.83
Non-vested at June 30, 2011	752,239	$10.39	752,239	$10.39

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2010 and December 31, 2009, respectively	839,298	$3.04	1,322,240	$3.04
Granted	218,357	11.31	218,357	11.31
Vested	(250,803)	10.66	(508,411)	9.82
Forfeited	—	—	(225,334)	1.34
Non-vested at June 30, 2010	806,852	$4.92	806,852	$4.92

The following table summarizes the RSU activity for the three and six months ended June 30, 2011. No RSUs were outstanding during the three and six months ended June 30, 2010.

	Three and Six Months Ended June 30, 2011
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2011 and December 31, 2010	116,400	$12.99
Granted	570,099	25.84
Vested	(14,150)	12.99
Forfeited	(3,200)	12.99
Non-vested at June 30, 2011	669,149	$23.93

9.  INCOME TAXES

During the three months ended June 30, 2011, we recognized an income tax expense of $9.3 million on pre-tax income of $64.8 million, representing an effective income tax rate of 14.3% compared to an income tax expense of $6.6 million on pre-tax income of $38.9 million, representing an effective income tax rate of 17.0% for the same period in 2010. During the six months ended June 30, 2011, we recognized an income tax expense of $15.8 million on pre-tax income of $92.8 million, representing an effective income tax rate of 17.0% compared to an income tax expense of $10.0 million on pre-tax income of $48.0 million, representing an effective income tax rate of 20.8% for the same period in 2010. The change in effective tax rate is primarily the result of a one-time $3.6 million tax benefit recognized in the second quarter of 2011 due to a change in our international structure. We had unrecognized tax benefits of $38.1 million at June 30, 2011 and $33.0 million at December 31, 2010.

10.  EARNINGS (LOSS) PER SHARE

For all periods presented, basic and diluted earnings (loss) per common share (“EPS”) is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is an unvested share-based payment award containing non-forfeitable rights to dividends (whether or not declared) and must be included in the computation of earnings per share pursuant to the two-class method. Shares of unvested restricted stock shares are considered participating securities as they have non-forfeitable dividend rights.

The following table sets forth EPS for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
($ thousands, except share and per share data)	2011	2010	2011	2010
Net income (loss) attributable to common stockholders	$55,506	$32,284	$77,010	$38,001
Income allocated to unvested shares	(553)	(303)	(796)	(358)
Net income (loss) attributable to common stockholders — basic	$54,953	$31,981	$76,214	$37,643

Weighted average common shares outstanding — basic	88,029,351	85,179,948	87,656,105	84,834,756
Dilutive effect of stock options and unvested units	1,865,604	1,552,295	1,961,248	1,771,269
Weighted average common shares outstanding - diluted	89,894,955	86,732,243	89,617,353	86,606,025

Net income (loss) per common share:
Basic	$0.62	$0.38	$0.87	$0.44
Diluted	$0.61	$0.37	$0.85	$0.43

For the three and six months ended June 30, 2011, approximately 0.7 million and 0.6 million options and RSUs, respectfully, were not included in diluted income (loss) per share as their effect would have been anti-dilutive. The total number of anti-dilutive options was 3.1 million for both the three and six months ended June 30, 2010.

11.  COMMITMENTS AND CONTINGENCIES

We lease space for certain of our offices, warehouses, vehicles and equipment under leases expiring at various dates through 2026. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the consolidated balance sheet in accrued expenses and other current liabilities. Total rent expense was $21.4 million and $39.1 million for the three and six months ended June 30, 2011, respectively, which included percentage rents of $5.0 million and

$6.7 million, respectively, in such amounts. Total rent expense was $17.2 million and $31.9 million for the three and six months ended June 30, 2010, respectively, which included percentage rents of $3.5 million and $4.5 million, respectively, in such amounts.

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $5.1 million as of June 30, 2011), through a letter of credit that was issued to Finproject S.r.l.

On March 29, 2011, we committed to donating 100,000 pairs of shoes to Feed the Children and other organizations which worked to distribute to those hardest hit by the Japanese earthquake and resulting tsunami. The total net impact on income before taxes due to these donations was $0.7 million. The donated shoes were delivered to their perspective charitable organizations during the second quarter of 2011.

12.  OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

We have three reportable operating segments: Americas, Europe and Asia. We also have an Other segment category which aggregates insignificant operating segments that do not meet the reportable threshold. Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories. The composition of our reportable operating segments is consistent with that used by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The operating segments which make up our Other segment category are those operating segments which provide manufacturing support, located in Mexico and Italy.

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

The following tables set forth information related to our reportable operating business segments during the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
($ thousands)	2011	2010	2011	2010
Revenues:
Americas	$121,443	$104,809	$221,655	$179,049
Asia	121,900	88,681	194,523	143,350
Europe	52,191	34,713	106,031	72,489
Other	19,140	13,171	34,270	24,664
Total segment revenues	314,674	241,374	556,479	419,552
Intersegment eliminations	(19,089)	(13,328)	(34,186)	(24,654)
Total consolidated revenues	$295,585	$228,046	$522,293	$394,898

Depreciation and amortization:
Americas	$2,341	$2,245	$4,625	$4,284
Asia	1,432	1,345	3,126	2,945
Europe	689	505	1,317	1,033
Other	377	338	677	727
Total segment depreciation and amortization	4,839	4,433	9,745	8,989
Unallocated corporate and other(1)	4,724	4,376	9,662	8,621
Total consolidated depreciation and amortization	$9,563	$8,809	$19,407	$17,610

(1)          Includes depreciation and amortization on corporate and other assets not allocated to operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
($ thousands)	2011	2010	2011	2010
Operating income (loss):
Americas	$26,620	$23,918	$43,465	$35,325
Asia	48,240	31,775	64,428	44,312
Europe	18,406	7,840	35,489	17,244
Other	(331)	28	174	532
Total segment operating income (loss)	92,935	63,561	143,556	97,413
Intersegment eliminations	(512)	(210)	(1,034)	(402)
Unallocated corporate and other(1)	(27,649)	(24,625)	(49,468)	(46,210)
SG&A restructuring(2)	—	—	—	(2,539)
Asset impairment(3)	—	—	(32)	(141)
Total consolidated operating income (loss)	64,774	38,726	93,022	48,121
Interest expense	(241)	(163)	(429)	(292)
Gain on charitable contributions	353	32	610	116
Other income (expense), net	(108)	291	(436)	50
Income (loss) before income taxes	$64,778	$38,886	$92,767	$47,995

(1)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments; and costs of the same nature related to certain corporate holding companies.

(2)

During the six months ended June 30, 2010, approximately $0.5 million of restructuring charges were recorded in the Americas segment as a result of a change in estimate of our original accrual for lease termination costs of our office facility in Canada which was closed in 2008. The remaining $2.0 million of restructuring charges related to severance costs associated with the departure of a former executive.

(3)

During the six months ended June 30, 2011, primarily all asset impairment losses incurred resulted from the impact of the March 2011 Japanese earthquake and related to the write off of the leasehold improvements of our Sendai retail store. During the six months ended June 30, 2010, the asset impairment losses were primarily related to leasehold improvement write-offs due to a retail store closure in the Europe segment.

	As of June 30,	As of December 31,
($ thousands)	2011	2010
Assets:
Americas	$119,454	$94,760	(1)
Asia	219,025	164,855
Europe	94,346	46,712
Other	19,235	16,533	(1)
Total segment assets	452,060	322,860
Unallocated corporate and other(2)	34	8,138
Deferred tax assets, net	13,822	15,888
Income tax receivable	10,620	9,062
Other receivables	17,127	11,637
Prepaid expenses and other current assets	20,292	13,429
Total current assets	513,955	381,014
Property and equipment, net	69,337	70,014
Intangible assets, net	48,164	45,461
Deferred tax assets, net	32,429	34,711
Other assets	19,629	18,281
Total consolidated assets	$683,514	$549,481

(1)

Certain inventory assets disclosed in the Other segment as of December 31, 2010 have been reclassified to the Americas segment to reflect changes in the composition of the segment assets used in the internal reports during the first quarter of 2011, for comparability purposes.

(2)	Corporate assets primarily consist of cash and equivalents.

13.  COMPREHENSIVE INCOME (LOSS)

The following table summarizes our comprehensive income (loss) for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
($ thousands)	2011	2010	2011	2010
Net income (loss)	$55,506	$32,284	$77,010	$38,001
Foreign currency translation	950	(4,087)	5,417	(5,786)
Comprehensive income (loss)	$56,456	$28,197	$82,427	$32,215

14.  LEGAL PROCEEDINGS

On June 30, 2006, we filed a complaint with the International Trading Commission (“ITC”) against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc. (collectively, the “respondents”), alleging, among other things infringement of United States Patent Nos. 6,993,858 (the “‘858 Patent”) and D517,789 (the “‘789 Patent”) and seeking an exclusion order banning the importation and sale of infringing products. During the course of the investigation, the ITC issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X Sports, Inc. from the ITC investigation due to a settlement being reached with each of those entities. Cheng’s Enterprises, Inc. was removed from the ITC investigation because they ceased the accused activities. After a trial in the matter in September 2007, the ITC Administrative Law Judge (“ALJ”) issued an initial determination on April 11, 2008, finding the ‘858 patent infringed by certain accused products, but also finding the patent invalid as obvious. The ALJ found that the ‘789 patent was valid, but was not infringed by the accused products. On July 25, 2008, the ITC notified us of its decision to terminate the investigation with a finding of no violation as to either patent. We filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008. On October 4, 2009, a settlement was reached between us and Collective Licensing International, LLC. Collective Licensing International, LLC agreed to cease and desist infringing on our patents and to pay us certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found that the ITC erred in finding that the utility patent was obvious and also reversed the ITC’s determination of non-infringement of the design patent. The case has been remanded back to the ITC. On July 6, 2010, the ITC ordered the matter to be assigned to an ALJ for a determination on enforceability. On February 9, 2011, the ALJ issued a determination that the utility and design patents were both enforceable against the remaining respondents. On April 25, 2011, the ITC determined not to review the ALJ’s decision, making the determination of enforceability final. On July 15, 2011, the ITC issued a Final Commission Determination of Violation and issued Cease and Desist Orders against the remaining respondents. The Commission also issued a General Exclusion Order prohibiting the unlicensed importation of any foam footwear that infringes Crocs ‘858 and ‘789 patents.  The Commission’s final orders terminate the investigation.

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

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom. Spectrum alleges that we unlawfully terminated our agency agreement with them and failed to pay them certain sales commissions. On December 23, 2010, Crocs Europe submitted its response to Spectrum’s claim to the High Court of Justice. The case is now in the discovery stage. The trial date has been set for December 2011. We believe Spectrum’s claims are without merit and we intend to vigorously defend ourselves against them.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on its business.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain management assumptions. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on management’s beliefs and assumptions which are based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent filings with the Securities and Exchange Commission. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business Overview

We are a designer, manufacturer, and distributor of footwear, apparel and accessories for men, women and children. We strive to be the global leader in molded footwear design and development. We offer a broad product range which provides new and exciting molded footwear products featuring fun, comfort and functionality. Our primary products include footwear and accessories which utilize our proprietary closed cell-resin, called Croslite. The Croslite material is unique in that it enables us to produce an innovative, lightweight, non-marking, and odor-resistant shoe. Certain shoes made with Croslite have been certified by U.S. Ergonomics to reduce peak pressure on the foot, reduce muscular fatigue while standing and walking and to relieve the musculoskeletal system.

Since the initial introduction and popularity of the Beach and Crocs Classic designs, we have expanded our Croslite products to include a variety of new styles and products and have further extended our product reach through the acquisition of brand platforms such as Jibbitz, LLC (“Jibbitz”) and Ocean Minded, Inc. (“Ocean Minded”). We continue to branch out into other types of footwear so as to bring a unique and original perspective to the consumer in styles that may be unexpected from Crocs. We believe this will help us to continue to build a stable year-round business as we look to offer more winter-oriented styles. Our marketing efforts surround specific product launches and employ a fully integrated approach utilizing a variety of media outlets, including print, online and television. Our marketing efforts drive business to both our wholesale partners and our company-operated retail and internet stores, ensuring that our presentation and story are first class and drive purchasing at the point of sale.

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

2011 Financial Overview

As compared to the same period in 2010, during the three months ended June 30, 2011:

•                  revenues increased $67.5 million, or 29.6%, to $295.6 million;

•                  gross profit increased $38.3 million, or 29.0%, to $170.2 million;

•                  selling, general and administrative costs (including net gains on transactions denominated in foreign currencies) as a percentage of revenue decreased to 35.4% compared to 40.7%;

•                  net income increased $23.2 million, or 71.9% to $55.5 million; and

•                  diluted earnings per share improved $0.24, or 64.9%, to $0.61.

As compared to the same period in 2010, during the six months ended June 30, 2011:

•                  revenues increased $127.4 million, or 32.3%, to $522.3 million;

•                  gross profit increased $70.8 million, or 32.4%, to $289.4 million;

•                  as a percentage of revenue, selling, general and administrative costs (including gains on transactions denominated in foreign currencies) decreased to 37.2% compared to 42.4%;

•                  net income increased $39.0 million, or 102.7% to $77.0 million; and

•                  diluted earnings per share improved $0.42, or 97.7%, to $0.85.

These financial improvements reflect the enduring and growing popularity of our diversified product line throughout each of our sales channels and geographic operating segments and are also a result of the collaborative efforts of our sales, marketing and merchandising teams to heighten and transform Crocs brand awareness as an all-season footwear brand.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Change
($ thousands, except per share amounts)	2011	2010	$	%
Revenues	$295,585	$228,046	$67,539	29.6%
Cost of sales	(125,367)	(96,127)	(29,240)	(30.4)
Gross profit	170,218	131,919	38,299	29.0
Selling, general and administrative expenses	(107,647)	(94,047)	(13,600)	(14.5)
Foreign currency transaction gains (losses), net	3,042	1,129	1,913	169.4
Charitable contributions expense	(839)	(275)	(564)	(205.1)
Income (loss) from operations	64,774	38,726	26,048	67.3
Interest expense	(241)	(163)	(78)	(47.9)
Gain on charitable contribution	353	32	321	1003.1
Other income (expense), net	(108)	291	(399)	(137.1)
Income (loss) before income taxes	64,778	38,886	25,892	66.6
Income tax benefit (expense)	(9,272)	(6,602)	(2,670)	(40.4)
Net income (loss)	$55,506	$32,284	$23,222	71.9%

Net income (loss) per basic share	$0.62	$0.38	$0.24	N/M
Net income (loss) per diluted share	$0.61	$0.37	$0.24	N/M

Gross margin	57.6%	57.8%
Operating margin	21.9%	17.0%

N/M — Not meaningful

Revenues.  The following table sets forth revenues by channel, average selling price and unit sales for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Change
(thousands, except average selling price)	2011	2010	$	%
Wholesale channel revenue	$175,750	$140,020	$35,730	25.5%
Retail channel revenue	91,749	66,436	25,313	38.1
Internet channel revenue	28,086	21,590	6,496	30.1
Total revenues	$295,585	$228,046	$67,539	29.6%

Average footwear selling price	$19.96	$17.76	$2.20	12.4%

Footwear unit sales	14,162	12,290	1,872	15.2%

The table below sets forth information about the number of company-operated retail locations by type and by segment location as of June 30, 2011 and 2010.

	As of June 30,
	2011	2010	Change
Company-operated retail locations by type:
Crocs Kiosk/Store in Store	163	185	(22)
Crocs Retail Stores	153	110	43
Crocs Outlet Stores	81	68	13
Total	397	363	34

Company-operated retail locations by segment:
Americas company-operated retail locations	192	188	4
Asia company-operated retail locations	175	155	20
Europe company-operated retail locations	30	20	10
Total	397	363	34

During the three months ended June 30, 2011, revenues increased $67.5 million, or 29.6%, compared to the same period in 2010, primarily due to an increase of 1.9 million, or 15.2%, in global footwear unit sales and an increase of $2.20, or 12.4% in average unit selling price.

Revenues by Channel.  During the three months ended June 30, 2011, revenues from our wholesale channel increased $35.7 million, or 25.5%, driven by strong demand in the Asia and Europe operating segments. Revenues from our retail channel increased $25.3 million, or 38.1%, as we continue to open additional retail stores. We also continue to close certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line. Revenues from our internet channel increased $6.5 million, or 30.1%, primarily driven by increased internet sales in the Europe operating segment.

Impact on Revenues due to Foreign Exchange Rate Fluctuations.  Average foreign currency exchange rates during the three months ended June 30, 2011 increased revenue by $19.4 million as compared to the same period in 2010. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into the U.S. dollar.

Gross profit.  During the three months ended June 30, 2011, gross profit increased $38.3 million, or 29.0%, compared to the same period in 2010, primarily attributable to an increase in revenues of 29.6%, driven by increased demand and a higher average selling price, which was partially offset by higher production costs. Gross margin remained relatively flat at 57.6% during the three months ended June 30, 2011 compared to 57.8% during the same period in 2010.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations.  Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency, the U.S. dollar, during the three months ended June 30, 2011 increased our gross profit by $11.1 million compared to the same period in 2010. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into the U.S. dollar.

Selling, general and administrative expenses and foreign currency transaction gains.  Selling, general and administrative expense and gains on foreign currency transactions increased $11.7 million or 12.6% during the three months ended June 30, 2011 compared to the same period in 2010 primarily due to an increase of $10.2 million in salaries and related costs resulting from higher global headcount and an increase of $5.3 million in rent and building related costs resulting from continued growth in the number of company-operated retail stores which were partially offset by a $1.9 million increase in gains on foreign currency transactions.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations  Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the three months ended June 30, 2011 increased selling, general and administrative expenses by approximately $4.7 million as compared to the same period in 2010.

Income tax expense.  During the three months ended June 30, 2011, income tax expense increased $2.7 million compared to the same period in 2010 which was due to an increase in pre-tax income which was partially offset by a one-time $3.6 million tax benefit recognized in the second quarter of 2011 resulting from a change in our international structure. Our effective tax rate of 14.3% for the quarter ended June 30, 2011 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between US and foreign jurisdictions.

Comparison of the Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30,
($ thousands, except per share amounts)	2011	2010	Change
Revenues	$522,293	$394,898	$127,395	32.3%
Cost of sales	(232,869)	(176,275)	(56,594)	(32.1)
Gross profit	289,424	218,623	70,801	32.4
Selling, general and administrative expenses	(196,261)	(168,825)	(27,436)	(16.25)
Foreign currency transaction gains (losses), net	1,727	1,421	306	21.5
Restructuring charges	—	(2,539)	2,539	100.0
Asset Impairment	(32)	(141)	109	77.3
Charitable contributions expense	(1,836)	(418)	(1,418)	(339.2)
Income (loss) from operations	93,022	48,121	44,901	93.3
Interest expense	(429)	(292)	(137)	(46.9)
Gain on charitable contribution	610	116	494	425.9
Other income (expense), net	(436)	50	(486)	(972.0)
Income (loss) before income taxes	92,767	47,995	44,772	93.3
Income tax benefit (expense)	(15,757)	(9,994)	(5,763)	(57.7)
Net income (loss)	$77,010	$38,001	$39,009	102.7%

Net income (loss) per basic share	$0.87	$0.44	$0.43	N/M
Net income (loss) per diluted share	$0.85	$0.43	$0.42	N/M

Gross margin	55.4%	55.4%
Operating margin	17.8%	12.2%

N/M — Not meaningful

Revenues.  The following table sets forth revenues by channel, average selling price and unit sales for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,		Change
(thousands, except average selling price)	2011	2010	$	%
Wholesale channel revenue	$340,317	$260,220	$80,097	30.8%
Retail channel revenue	137,237	100,779	36,458	36.2
Internet channel revenue	44,739	33,899	10,840	32.0
Total revenues	$522,293	$394,898	$127,395	32.3%

Average footwear selling price	$18.75	$17.16	$1.59	9.3%

Footwear unit sales	26,778	22,064	4,714	21.4%

During the six months ended June 30, 2011, revenues increased $127.4 million, or 32.3%, compared to the same period in 2010, primarily due to an increase of 4.7 million, or 21.4%, in global footwear unit sales and an increase of $1.59, or 9.3%, in average unit selling price.

Revenues by Channel.  During the six months ended June 30, 2011, revenues from our wholesale channel increased $80.1 million, or 30.8%, which was primarily driven by strong demand in all three of our reportable operating segments. Revenues from our retail channel increased $36.5 million, or 36.2%, as we continue to open new retail stores. We also continue to close certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line. Revenues from our internet channel increased $10.8 million, or 32.0%, primarily driven by increased internet sales in the Europe operating segment.

Impact on Revenues due to Foreign Exchange Rate Fluctuations.  Average foreign currency exchange rates during the six months ended June 30, 2011 increased revenue by $26.8 million as compared to the same period in 2010. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into the U.S. dollar.

Gross profit.  During the six months ended June 30, 2011, gross profit increased $70.8 million, or 32.4%, compared to the same period in 2010, primarily attributable to an increase of 32.3% in revenues, driven by increased demand and a higher average selling price, which was partially offset by higher production costs. Gross margin remained flat at 55.4% during the six months ended June 30, 2011 compared to the same period in 2010.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations.  Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency, the U.S. dollar, during the six months ended June 30, 2011 increased our gross profit by $15.0 million compared to the same period in 2010. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into the U.S. dollar.

Selling, general and administrative expenses and foreign currency transaction gains.  Selling, general and administrative expense and gains on foreign currency transactions increased $27.1 million or 16.2% during the six months ended June 30, 2011 compared to the same period in 2010 primarily due to an increase of $16.5 million in salaries and related costs resulting from higher global headcount and an increase of $9.3 million in rent and building related costs resulting from continued growth in the number company-operated retail stores.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations  Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the six months ended June 30, 2011 increased selling, general and administrative expenses by approximately $6.9 million as compared to the same period in 2010.

Restructuring charges. Restructuring charges decreased by $2.5 million during the six months ended June 30, 2011 compared to the same period in 2010 as we had no restructurings during 2011. The total 2010 restructuring charges of $2.5 million consisted primarily of severance costs related to the departure of a former executive as well as a change in estimate of our original accrual for lease termination costs for our office facility in Canada, which was closed in 2008.

Income tax expense.  During the six months ended June 30, 2011, income tax expense increased $5.8 million compared to the same period in 2010, which was primarily due to an increase in our pre-tax net income which was partially offset by a one-time $3.6 million tax benefit recorded during the second quarter of 2011 as a result of a change in our international structure. Our effective tax rate of 17.0% for the quarter ended June 30, 2011 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between US and foreign jurisdictions.

Presentation of Reportable Operating Segments

We have three reportable operating segments: Americas, Europe and Asia. We also have an Other segment category which aggregates insignificant operating segments that do not meet the reportable threshold. The operating segments which make up our Other segment category are those operating segments which provide manufacturing support, located in Mexico and Italy. Segment operating income (loss) (mentioned below) is a non-GAAP performance measure and is defined as operating income before asset impairment charges and restructuring costs not included in cost of sales. We consider segment operating income (loss) as a supplemental performance measure and useful information to investors because it reflects the operating performance of our business segments and excludes certain items that are not considered to be recurring in connection with the management of these segments such as asset impairment and restructuring charges not included in cost of sales. However, segment operating income (loss) should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our segment operating income (loss) may not be comparable to that of other companies, as they may use different methodologies for calculating segment operating income (loss). See Note 12 — Operating Segments and Geographic Information in the accompanying notes to the financial statements for further details.

The following tables set forth revenues and operating income (loss) of our reportable operating business segments during the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
($ thousands)	2011	2010	2011	2010
Segment revenues(1):
Americas	$121,443	$104,809	$221,655	$179,049
Asia	121,900	88,681	194,523	143,350
Europe	52,191	34,713	106,031	72,489
Other	19,140	13,171	34,270	24,664
Total segment revenues	314,674	241,374	556,479	419,552
Intersegment eliminations	(19,089)	(13,328)	(34,186)	(24,654)
Total consolidated revenues	$295,585	$228,046	$522,293	$394,898

Segment operating income (loss):
Americas	$26,620	$23,918	$43,465	$35,325
Asia	48,240	31,775	64,428	44,312
Europe	18,406	7,840	35,489	17,244
Other	(331)	28	174	532
Total segment operating income (loss)	92,935	63,561	143,556	97,413

Reconciliation of segment operating income (loss) to income (loss) before income taxes:
Total segment operating income (loss)	92,935	63,561	143,556	97,413
Intersegment eliminations	(512)	(210)	(1,034)	(402)
Unallocated corporate and other(2)	(27,649)	(24,625)	(49,468)	(46,210)
SG&A restructuring(3)	—	—	—	(2,539)
Asset impairment(4)	—	—	(32)	(141)
Total consolidated operating income (loss)	64,774	38,726	93,022	48,121
Interest expense	(241)	(163)	(429)	(292)
Gain on charitable contributions	353	32	610	116
Other income (expense), net	(108)	291	(436)	50
Income (loss) before income taxes	$64,778	$38,886	$92,767	$47,995

(1) Revenues of each of our reportable operating segments represent sales to external customers. Revenues of the Other segment category are primarily made up of intersegment sales and are eliminated when deriving total consolidated revenues.

(2) Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and certain corporate holding companies. For the three months ended June 30, 2011, Unallocated corporate and other expense rose $3.0 million compared to the same period in 2010, primarily due to a $2.5 million increase in salaries and wages due to higher corporate headcount. For the six months ended June 30, 2011, Unallocated corporate and other expense rose $3.3 million compared to the same period in 2010, primarily due to a $2.2 million increase in salaries and wages due to higher corporate headcount and an $0.8 million increase in charitable contributions primarily due to the shoe donation related to the Japan earthquake in the first quarter of 2011.

(3) During the six months ended June 30, 2010, approximately $0.5 million of restructuring charges were recorded in the Americas segment as a result of a change in estimate of our original accrual for lease termination costs of our office facility in Canada which was closed in 2008. The remaining $2.0 million of restructuring charges related to severance costs associated with the departure of a former executive.

(4) During the six months ended June 30, 2011, primarily all asset impairment losses incurred resulted from the impact of the March 2011 Japanese earthquake and related to the write off of the leasehold improvements of our Sendai retail store. During the six months ended June 30, 2010, the asset impairment losses were primarily related to leasehold improvement write-offs due to a retail store closure in the Europe segment.

Americas Operating Segment.  During the three months ended June 30, 2011, revenues from the Americas segment increased $16.6 million, or 15.9%, compared to the same period in 2010 primarily due to a 14.6% increase in units sold. Significant sales channel growth for the segment included an increase of $11.0 million, or 27.8%, in retail channel revenue and an increase of $4.8 million, or 9.5% in wholesale channel revenue. Segment operating income remained relatively flat as the increase in segment revenues was largely offset by a decrease in gross margin of 8.2%.

During the six months ended June 30, 2011, revenues from the Americas segment increased $42.6 million, or 23.8%, compared to the same period in 2010 primarily due to a 21.9% increase in units sold. Significant sales channel growth for the segment included an increase of $22.6 million, or 23.8% in wholesale revenue and an increase of $17.9 million, or 29.3%, in retail channel revenue. The increase in total segment revenues drove up operating income by $8.1 million, or 23.0%, which was partially offset by a 5.2% decrease in segment gross margin.

Asia Operating Segment.  During the three months ended June 30, 2011, revenues from the Asia segment increased $33.2 million, or 37.5%, compared to the same period in 2010 primarily due to an 11.8% increase in units sold, a 10.8% increase in average selling price and a $12.0 million favorable impact from foreign currency fluctuations. Significant sales channel growth for the segment included an increase of $20.0 million, or 31.5%, in wholesale channel revenue and an increase of $12.2 million, or 53.7% in retail channel revenue. Segment operating income increased $16.5 million, or 51.8%, primarily due to higher revenues and a $6.4 million favorable net impact from foreign currency fluctuations while segment gross margin remained flat.

During the six months ended June 30, 2011, revenues from the Asia segment increased $51.2 million, or 35.7%, compared to the same period in 2010 primarily due to an 11.1% increase in units sold, a 10.3% increase in average selling price and a $17.9 million favorable impact from foreign currency fluctuations. Significant sales channel growth for the segment included an increase of $34.2 million, or 32.2% in wholesale revenue and an increase of $15.4 million, or 45.7%, in retail channel revenue. Segment operating income increased $20.1 million, or 45.4%, primarily due to higher revenues and a $6.0 million favorable net impact from foreign currency fluctuations while segment gross margin remained relatively flat.

Europe Operating Segment.  During the three months ended June 30, 2011, revenues from the Europe segment increased $17.5 million, or 50.4%, compared to the same period in 2010 primarily due to a 24.6% increase in units sold, a 10.1% increase in average selling price and a $4.7 million favorable impact from foreign currency fluctuations. Significant sales channel growth for the segment included an increase of $11.0 million, or 43.0%, in wholesale channel revenue and an increase of $4.6 million, or 95.8% in internet channel revenue. In addition, segment retail channel revenue grew $2.2 million or 53.7%. Segment operating income increased $10.6 million, or 134.8%, primarily due to higher revenues, a 22.8% increase in segment gross margin and a $1.6 million favorable net impact from foreign currency fluctuations.

During the six months ended June 30, 2011, revenues from the Europe segment increased $33.5 million, or 46.3%, compared to the same period in 2010 primarily due to a 37.5% increase in units sold and a $4.6 million favorable impact from foreign currency fluctuations. Significant sales channel growth for the segment included an increase of $23.2 million, or 39.2% in wholesale revenue and an increase of $7.1 million, or 95.9%, in internet channel revenue. In addition, segment retail channel revenue grew  $3.3 million or 55.9%. Segment operating income increased $18.2 million, or 105.8%, primarily due to higher revenues, a 12.6% increase in segment gross margin and a $1.6 million favorable net impact from foreign currency fluctuations.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2011 increased 23.6% to $180.0 million compared to $145.6 million at December 31, 2010. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we also have an asset-backed revolving credit facility with PNC Bank, N.A. (“PNC”) (further discussed below), which provides us with up to $30.0 million in borrowings. Additional future financing may be necessary, however, there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Credit Facility

On September 30, 2010, we amended our Revolving Credit and Security Agreement with PNC, originally dated September 25, 2009 (the “Credit Agreement”). Based on the amended terms, the Credit Agreement matures on September 24, 2014 and provides for an asset-backed revolving credit facility (the “Credit Facility”) of up to $30.0 million in total, which includes a $20.0 million sublimit for borrowings against our eligible inventory, a $2.0 million sublimit for borrowings against our eligible inventory in-transit and a $10.0 million sublimit for letters of credit. Total borrowings available under the Credit Facility at any given time are subject to customary reserves and reductions to the extent our asset borrowing base changes. Borrowings under the Credit Facility are secured by all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests. The terms of the Credit Agreement require us to prepay borrowings in the event of certain dispositions of property. With respect to domestic rate loans, principal amounts outstanding bear interest at 1.5% plus the greater of either (i) PNC’s published reference rate, (ii) the Federal Funds Open Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% or, (iii) the sum of the daily LIBOR rate and 1.0%. Eurodollar denominated principal amounts outstanding bear interest at 3.0% plus the Eurodollar rate (as defined in the Credit Agreement). The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to Eurodollar rate loans. In addition, the Credit Agreement contains certain customary restrictive and financial covenants. We were in compliance with these financial covenants as of June 30, 2011. As of June 30, 2011, we had $1.6 million of outstanding borrowings under the Credit Facility. As of December 31, 2010, we had an immaterial amount of outstanding borrowings under the Credit Facility. At June 30, 2011 and December 31, 2010, we had issued and outstanding letters of credit of $1.1 million and $1.0 million, respectively, which were reserved against the borrowing base.

Working Capital

As of June 30, 2011, accounts receivable increased $51.4 million when compared to December 31, 2010, primarily due to increased sales. Inventories increased $35.3 million as of June 30, 2011 when compared to December 31, 2010, primarily attributable to growth in global wholesale orders, an increase in company-operated retail stores, and an increase in mixture of higher content products and seasonal changes in product mix.

Capital Assets

During the six months ended June 30, 2011, net capital expenditures inclusive of intangible assets grew slightly to $21.3 million compared to $19.3 million during the same period in 2010 as we continue our global retail store growth.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $151.1 million related to our operating leases. As we continue to expand the retail sales channel, we will continue to enter into operating leases related to retail stores. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

Repatriation of Cash

As we are a global business, we have cash balances which are located in various countries and are denominated in various currencies. Fluctuations in foreign currency exchange rates impact our results of operations and cash positions. Future fluctuations in foreign currencies may have a material impact on our cash flows and capital resources. Cash balances held in foreign countries have additional restrictions and covenants associated with them which adds increased strains on our liquidity and ability to timely access and transfer cash balances between entities.

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position with the exception of the expected repatriation of up to approximately $50.0 million in cash that was previously accrued for as a repatriation of 2010 foreign subsidiary current-year earnings. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of June 30, 2011, we held $177.4 million of our total $180.0 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $177.4 million, $38.8 million could potentially be restricted, as described above. If the remaining $138.6 million were to be repatriated to the U.S., we would be required to pay approximately $8.7 million in international withholding taxes with no offsetting credit.

Contractual Obligations and Off-Balance Sheet Arrangements

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $5.1 million as of June 30, 2011), through a letter of credit that was issued to Finproject S.r.l.

The following table summarizes aggregate information about our significant contractual cash obligations as of June 30, 2011, excluding the supply agreement mentioned above.

	Payments due by period
($ thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$204,251	$41,508	$71,218	$38,355	$53,170
Inventory purchase obligations with third-party manufacturers	54,300	54,300	—	—	—
Estimated liability for uncertain tax positions	38,104	99	27,010	10,134	861
Capital lease obligations	1,698	1,653	45	—	—
Short-term debt obligations	1,604	1,604	—	—	—
Total	$299,957	$99,164	$98,273	$48,489	$54,031

Seasonality

Due to the seasonal nature of our footwear which is more heavily focused on styles suitable for warm weather, revenues generated during our first and fourth quarters are typically less than revenues generated during our second and third quarters, when the northern hemisphere is experiencing warmer weather. We continue to expand our product line to include more winter-oriented styles so as to mitigate some of the seasonality of our revenues. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results of operations and cash flows for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any other year.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein.

Significant Accounting Policies

For a discussion of accounting policies that we consider significant to our business operations and understanding of our results of operations, see Note 1 - Summary of Significant Accounting Policies to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein.

ITEM 3.  Quantitative and Qualitative Disclosures on Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our Credit Facility. Borrowings under the Credit Facility bear interest at variable rates which are based on either the lender’s published rate, the Federal Funds Open Rate, LIBOR or the Eurodollar Rate (as defined in the Credit Facility), and are subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three and six months ended June 30, 2011, the average amount of borrowings outstanding under the Credit Facility was $7.3 million. During the six months ended June 30, 2011, the maximum amount borrowed under the Credit Facility was $16.2 million. Fluctuations in the prevailing market interest rates by 10% relative to these borrowings during the three months and six months ended June 30, 2011, would have had an immaterial impact on the consolidated statements of income.

Fluctuations in the prevailing market interest rates, earned on our cash and cash equivalents and restricted cash balances during the three and six months ended June 30, 2011, would have an immaterial impact on the consolidated statements of income.

Foreign Currency Exchange Risk

As a global company, we have significant revenues denominated in currencies other than the U.S. dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products and increase losses from currency exchange rates. A decrease of 10% in value of U.S. dollar relative to foreign currencies would have increased income before taxes during the three and six months ended June 30, 2011 by approximately $3.5 million and $6.9 million, respectively. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the three and six months ended June 30, 2011.

We enter into foreign currency exchange forward contracts as cash flow hedges to reduce our exposure to changes in exchange rates. The following table summarizes the notional amounts of the outstanding foreign currency exchange forward contracts at June 30, 2011 and December 31, 2010. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

($ thousands)	June 30, 2011	December 31, 2010
Forward currency exchange forward contracts by currency, net:
Euro	$12,812	$3,921
Japanese Yen	9,000	6,000
Pound Sterling	4,140	2,385
Mexican Peso	1,200	—
Total notional value, net	$27,152	$12,306

Latest maturity date	July 2012	March 2011

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2011 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  Legal Proceedings

On June 30, 2006, we filed a complaint with the International Trading Commission (“ITC”) against Acme Ex-Im, Inc., Australia Unlimited, Inc., Cheng’s Enterprises, Inc., Collective Licensing International, LLC, D. Myers & Sons, Inc., Double Diamond Distribution, Ltd., Effervescent, Inc., Gen-X Sports, Inc., Holey Soles Holdings, Ltd., Inter-Pacific Trading Corporation, and Shaka Holdings, Inc. (collectively, the “respondents”), alleging, among other things infringement of United States Patent Nos. 6,993,858 (the “‘858 Patent”) and D517,789 (the “‘789 Patent”) and seeking an exclusion order banning the importation and sale of infringing products. During the course of the investigation, the ITC issued final determinations terminating Shaka Holdings, Inc., Inter-Pacific Trading Corporation, Acme Ex-Im, Inc., D. Myers & Sons, Inc., Australia Unlimited, Inc. and Gen-X Sports, Inc. from the ITC investigation due to a settlement being reached with each of those entities. Cheng’s Enterprises, Inc. was removed from the ITC investigation because they ceased the accused activities. After a trial in the matter in September 2007, the ITC Administrative Law Judge (“ALJ”) issued an initial determination on April 11, 2008, finding the ‘858 patent infringed by certain accused products, but also finding the patent invalid as obvious. The ALJ found that the ‘789 patent was valid, but was not infringed by the accused products. On July 25, 2008, the ITC notified us of its decision to terminate the investigation with a finding of no violation as to either patent. We filed a Petition for Review of the decision with the United States Court of Appeals for the Federal Circuit on September 22, 2008. On October 4, 2009, a settlement was reached between us and Collective Licensing International, LLC. Collective Licensing International, LLC agreed to cease and desist infringing on our patents and to pay us certain monetary damages, which was recorded upon receipt. On February 24, 2010, the Federal Circuit found that the ITC erred in finding that the utility patent was obvious and also reversed the ITC’s determination of non-infringement of the design patent. The case has been remanded back to the ITC. On July 6, 2010, the ITC ordered the matter to be assigned to an ALJ for a determination on enforceability. On February 9, 2011, the ALJ issued a determination that the utility and design patents were both enforceable against the remaining respondents. On April 25, 2011, the ITC determined not to review the ALJ’s decision, making the determination of enforceability final. On July 15, 2011, the ITC issued a Final Commission Determination of Violation and issued Cease and Desist Orders against the remaining respondents. The Commission also issued a General Exclusion Order prohibiting the unlicensed importation of any foam footwear that infringes Crocs ‘858 and ‘789 patents.  The Commission’s final orders terminate the investigation.

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

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom. Spectrum alleges that we unlawfully terminated our agency agreement with them and failed to pay them certain sales commissions. On December 23, 2010, Crocs Europe submitted its response to Spectrum’s claim to the High Court of Justice. The case is now in the discovery stage. The trial date has been set for December 2011. We believe Spectrum’s claims are without merit and we intend to vigorously defend ourselves against them.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on its business.

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2011—April 30, 2011	—		—	—	5,476,000
May 1, 2011—May 31, 2011	—		—	—	5,476,000
June 1, 2011—June 30, 2011	21,646	(1)	$22.62	—	5,476,000
Total	21,646		$22.62	—	5,476,000

(1)

On November 13, 2009, the Compensation Committee of our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our named executive officers. Pursuant to an election for “withhold to cover” made on June 15, 2011 by one of our named executive officers in connection with the vesting of restricted stock shares, which was outside of a publicly-announced repurchase plan, 21,646 shares were withheld at an average price paid per share of $22.62.

(2)

On November 1, 2007 and April 14, 2008, our Board of Directors approved an authorization to repurchase up to 1.0 million shares and 5.0 million shares, respectively, of our common stock. As of June 30, 2011, approximately 5.5 million shares remained available for repurchase under our share repurchase plan. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The repurchase plan maybe be modified, suspended or discontinued at any time.

ITEM 6.  Exhibits

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

4.1

Specimen common stock certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Amendment No. 4 to Registration Statement on Form S-1, filed on January 19, 2006 (File No. 333-127526).

10.1	Crocs, Inc. 2007 Equity Incentive Plan (As Amended and Restated) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 1, 2011).

10.2

Form of Restricted Stock Unit Agreement under the Crocs, Inc. 2007 Equity Incentive Plan (As Amended and Restated) (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 1, 2011).

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEB	XBRL Taxonomy Extension Definition Linkbase Document**

†                                          Filed herewith.

**                                  Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: August 3, 2011	By:	/s/ Jeffrey J. Lasher
		Name:	Jeffrey J. Lasher
		Title:	Senior Vice President-Finance, Chief Financial Officer (Principal Financial and Accounting Officer)