Form 10-Q
period 2011-09-30
Crocs, Inc.
filed 2011-10-31
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 000-51754

Crocs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2164234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7477 East Dry Creek Parkway, Niwot Colorado 80503

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

As of October 28, 2011, Crocs, Inc. had 90,258,913 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.

Form 10-Q

Quarter Ended September 30, 2011

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ thousands, except per share amounts)	2011	2010	2011	2010
Revenues	$274,897	$215,605	$797,189	$610,503
Cost of sales	(127,722)	(96,797)	(360,591)	(273,072)

Gross profit	147,175	118,808	436,598	337,431
Selling, general and administrative expenses	(111,597)	(92,192)	(307,858)	(261,017)
Foreign currency transaction gains (losses), net	2,060	908	3,787	2,329
Restructuring charges (Note 12)	—	—	—	(2,539)
Asset impairment	(495)	—	(527)	(141)
Charitable contributions expense	(75)	(78)	(1,911)	(496)

Income (loss) from operations	37,068	27,446	130,089	75,567
Interest expense	(204)	(153)	(632)	(445)
Gain on charitable contribution	61	19	671	135
Other income (expense), net	(98)	(137)	(534)	(87)

Income (loss) before income taxes	36,827	27,175	129,594	75,170
Income tax benefit (expense)	(6,620)	(2,179)	(22,377)	(12,173)

Net income (loss)	$30,207	$24,996	$107,217	$62,997

Net income (loss) per common share:
Basic	$0.34	$0.29	$1.21	$0.73

Diluted	$0.33	$0.28	$1.18	$0.72

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ thousands, except number of shares)	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$220,388	$145,583
Accounts receivable, net of allowances of $14,457 and $10,249, respectively	95,305	64,260
Inventories	151,109	121,155
Deferred tax assets, net	14,134	15,888
Income tax receivable	16,460	9,062
Other receivables	18,488	11,637
Prepaid expenses and other current assets	18,654	13,429

Total current assets	534,538	381,014
Property and equipment, net	66,115	70,014
Intangible assets, net	47,372	45,461
Deferred tax assets, net	31,423	34,711
Other assets	24,806	18,281

Total assets	$704,254	$549,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,354	$35,669
Accrued expenses and other current liabilities	75,563	59,488
Deferred tax liabilities, net	15,237	17,620
Income taxes payable	22,373	23,084
Note payable, current portion of long-term debt and capital lease obligations	1,232	1,901

Total current liabilities	171,759	137,762
Deferred tax liabilities, net	1,070	847
Long term income tax payable	35,427	29,861
Other liabilities	5,749	4,905

Total liabilities	214,005	173,375

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 90,232,212 and 89,725,726 shares issued and outstanding, respectively, at September 30, 2011 and 88,600,860 and 88,065,859 shares issued and outstanding, respectively, at December 31, 2010	90	88
Treasury stock, at cost, 506,486 and 535,001 shares, respectively	(20,103)	(22,008)
Additional paid-in capital	291,609	277,293
Retained earnings	197,098	89,881
Accumulated other comprehensive income	21,555	30,852

Total stockholders’ equity	490,249	376,106

Total liabilities and stockholders’ equity	$704,254	$549,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
($ thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$107,217	$62,997
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,789	26,704
Loss (gain) on disposal of fixed assets	215	905
Unrealized (gain) loss on foreign exchange transactions	(10,941)	(1,183)
Asset impairment	527	133
Charitable contributions	1,911	512
Gain (loss) on charitable contributions	(671)	(143)
Share-based compensation	6,438	5,511
(Recovery of) provision for doubtful accounts, net	(254)	2,608
Changes in operating assets and liabilities:
Accounts receivable	(32,269)	(30,876)
Income tax receivable	358	(431)
Inventories	(33,871)	(48,674)
Prepaid expenses and other assets	(15,690)	3,088
Accounts payable	24,551	44,169
Accrued expenses and other liabilities	17,051	22,568

Cash provided by (used in) operating activities	93,361	87,888

Cash flows from investing activities:
Cash paid for purchases of property and equipment	(21,163)	(19,654)
Proceeds from disposal of property and equipment	217	1,014
Cash paid for intangible assets	(11,434)	(9,217)
Purchases of marketable securities	—	(5,585)
Maturities of marketable securities	—	6,283
Change in restricted cash	(511)	335

Cash provided by (used in) investing activities	(32,891)	(26,824)

Cash flows from financing activities:
Proceeds from note payable	267,523	27,100
Repayment of note payable and capital lease obligations	(268,910)	(28,173)
Issuances of common stock, net	9,810	2,890

Cash provided by (used in) financing activities	8,423	1,817

Effect of exchange rate changes on cash	5,912	2,833

Net increase (decrease) in cash and cash equivalents	74,805	65,714
Cash and cash equivalents—beginning of period	145,583	77,343

Cash and cash equivalents—end of period	$220,388	$143,057

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$687	$425
Income taxes	$21,414	$9,289
Non-cash investing and financing activities:
Assets acquired through capital leases	$—	$2,606
Accrued purchases of property, plant and equipment	$2,310	$1,255
Accrued purchases of intangibles	$1,049	$1,118

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

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in Note 1—Summary of Significant Accounting Policies to the consolidated financial statements in the 2010 Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, returns and discounts, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, the fair value of acquired intangibles, useful lives assigned to long-lived assets, depreciation and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 14 – Legal Proceedings. Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

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

2. INVENTORIES

The following table summarizes inventories by major classification as of September 30, 2011 and December 31, 2010.

($ thousands)	September 30, 2011	December 31, 2010
Finished goods	$141,838	$111,134
Work-in-progress	136	248
Raw materials	9,135	9,773

Inventories	$151,109	$121,155

3. PROPERTY AND EQUIPMENT

The following table summarizes property and equipment by major classification as of September 30, 2011 and December 31, 2010.

($ thousands)	September 30, 2011	December 31, 2010
Machinery and equipment(1)	$85,179	$70,962
Leasehold improvements	60,763	49,519
Furniture and fixtures and other	16,761	16,587
Construction-in-progress	7,933	7,902

Property and equipment, gross	170,636	144,970
Accumulated depreciation(2)	(104,521)	(74,956)

Property and equipment, net	$66,115	$70,014

(1)	Includes $0.4 million of equipment held under capital leases and classified as equipment as of September 30, 2011 and December 31, 2010.
(2)	Includes $0.3 million and $0.2 million of accumulated depreciation related to equipment held under capital leases as of September 30, 2011 and December 31, 2010, respectively.

During the three and nine months ended September 30, 2011, we recorded $6.8 million and $21.7 million, respectively, in depreciation expense of which $2.6 million and $9.7 million, respectively, was recorded in cost of sales and the balance was recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of income. During the three and nine months ended September 30, 2010, we recorded $7.2 million and $21.1 million, respectively, in depreciation expense of which $3.6 million and $10.6 million, respectively, was recorded in cost of sales and the balance was recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of income.

During the three months ended September 30, 2011, we recorded $0.5 million in asset impairment losses associated molds and tooling which were deemed to be obsolete. Previous depreciation associated with the impaired assets was recorded in Cost of sales. During the nine months ended September 30, 2010, we recorded $0.1 million of asset impairment losses which were primarily related to leasehold improvement write-offs due to a retail store closure in the Europe operating segment.

4. INTANGIBLE ASSETS

The following table summarizes the identifiable intangible assets as of September 30, 2011 and December 31, 2010.

	September 30, 2011					December 31, 2010
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$62,793	(1)	$(19,611	)(2)	$43,182	$54,489	(1)	$(13,674	)(2)	$40,815
Customer relationships	6,361		(5,749)		612	6,361		(5,485)		876
Patents, copyrights, and trademarks	6,171		(2,700)		3,471	5,703		(1,933)		3,770
Core technology	4,675		(4,675)		—	4,843		(4,843)		—
Other	636		(636)		—	636		(636)		—

Total finite lived intangible assets	80,636		(33,371)		47,265	72,032		(26,571)		45,461
Indefinite lived intangible assets	107		—		107	—		—		—

Intangible assets	$80,743		$(33,371)		$47,372	$72,032		$(26,571)		$45,461

(1)	Includes $4.1 million of software held under a capital lease classified as capitalized software as of September 30, 2011 and December 31, 2010.
(2)

Includes $0.6 million and $0.3 million of accumulated amortization of software held under a capital lease which is amortized using the straight-line method over the useful life as of September 30, 2011 and December 31, 2010, respectively.

During the three and nine months ended September 30, 2011, amortization expense recorded for intangible assets was $2.6 million and $7.1 million, respectively, of which $0.7 million and $2.1 million was recorded in cost of sales, respectively. During the three and nine months ended September 30, 2010, amortization expense recorded for intangible assets was $1.9 million and $5.6 million, respectively, of which $0.6 million and $1.7 million was recorded in cost of sales, respectively. The remaining amounts were recorded in selling, general and administrative expenses. The following table summarizes the estimated future amortization of intangible assets for the next five years and thereafter (in thousands).

For the Period Ending December 31,	Estimated Amortization
Remainder of 2011	$2,737
2012	11,369
2013	10,377
2014	8,436
2015	5,957
Thereafter	8,389

Total	$47,265

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of September 30, 2011 and December 31, 2010.

($ thousands)	September 30, 2011	December 31, 2010
Accrued compensation and benefits	$29,675	$25,666
Fulfillment and freight and duties	7,790	5,396
Professional services	5,898	4,704
Sales/use and VAT tax payable	10,184	6,061
Other	22,016	17,661

Accrued expenses and other current liabilities	$75,563	$59,488

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

During the three and nine months ended September 30, 2011, we recorded $0.5 million in impairment losses. During the nine months ended September 30, 2010, we recorded $0.1 million in impairment losses. See Note 3 – Property and Equipment for further impairment discussion.

Recurring Fair Value Measurements

The following table summarizes the financial instruments required to be measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. Other financial instruments including debt are not required to be carried at fair value on a recurring basis. The carrying value of these financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to us, with similar terms, the carrying values of capital lease obligations and the line of credit approximate their fair values.

	Fair Value as of September 30, 2011			Fair Value as of December 31, 2010			Balance Sheet Classification
($ thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative assets:
Foreign currency forward contracts	$—	$1,073	$—	$—	$5	$—	Prepaid expenses and other current assets
Derivative liabilities:
Foreign currency forward contracts	$—	$(1,503)	$—	$—	$134	$—	Accrued expenses and other current liabilities

Derivative Financial Instruments

We enter into foreign currency exchange forward contracts as cash flow hedges to reduce our exposure to the effect of changes in exchange rates on our operating results. The following table summarizes the notional amounts of the outstanding foreign currency exchange forward contracts at September 30, 2011 and December 31, 2010. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

($ thousands)	September 30, 2011	December 31, 2010
Forward currency exchange forward contracts by currency:
Japanese Yen	$24,000	$6,000
Euro	12,847	3,921
Mexican Peso	5,350	—
Pound Sterling	3,672	2,385

Total notional value	$45,869	$12,306

Latest maturity date	December 2012	March 2011

During all periods presented, we did not designate any derivatives as hedges. Therefore, all changes in the fair value of derivative financial instruments are reflected in the results of operations. The following table presents the amounts affecting the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010.

($ thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Location of (Loss) Gain Recognized In Income on Derivatives
Foreign currency exchange forward contracts	$(298)	$96	$(773)	$(23)	Other income (expense), net

7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The following table summarizes notes payable and capital lease obligations as of September 30, 2011 and December 31, 2010.

($ thousands)	September 30, 2011	December 31, 2010
Revolving credit facility	$46	$3
Capital lease obligations (for certain capitalized software) bearing interest rates ranging from 8.7% to 12.4% and maturities through 2013	1,114	2,488
Capital lease obligations (for certain equipment) bearing interest at 8.8% and maturities through 2014	102	155

Total notes payable and capital lease obligations	$1,262	$2,646

As of September 30, 2011 and December 31, 2010, we had issued and outstanding letters of credit of $5.8 million and $1.0 million, respectively, which were reserved against the borrowing base under the terms of the revolving credit facility.

8. EQUITY AND STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2011, 0.4 million and 1.9 million shares of common stock, respectively, were issued related to stock option exercises and the vesting of restricted stock shares and units. During the year ended December 31, 2010, 2.8 million shares of common stock were issued related to stock option exercises and the vesting of restricted stock shares.

Options granted generally vest straight-line over four years with the first year vesting on a cliff basis followed by monthly vesting for the remaining three years. Restricted stock shares and restricted stock units granted generally vest on a straight-line basis over three or four years depending on the terms of the grant. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period and is recognized in the Cost of sales and Selling, general and administrative expense in the unaudited condensed consolidated statements of income. During the three and nine months ended September 30, 2011, $2.5 million and $6.4 million of stock-based compensation expense was recorded, respectively, of which $0.4 million and $1.0 million was recorded in Cost of sales, respectively. During the three and nine months ended September 30, 2010, $1.6 million and $5.5 million of stock-based compensation expense was recorded, respectively, of which $0.3 million and $1.0 million was recorded in Cost of sales, respectively.

Stock Options

The following tables summarize the stock option activity for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2011 and December 31, 2010, respectively	3,903,041	$11.07	5,007,337	$9.10
Granted	40,000	27.03	388,000	20.62
Exercised	(373,991)	8.64	(1,633,671)	6.30
Forfeited or expired	(81,704)	9.93	(274,320)	10.98

Outstanding at September 30, 2011	3,487,346	$11.54	3,487,346	$11.54

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2010 and December 31, 2009, respectively	6,350,336	$7.93	7,755,254	$7.67
Granted	100,000	12.51	249,750	10.75
Exercised	(251,590)	3.85	(1,128,320)	2.93
Forfeited or expired	(118,247)	9.45	(796,185)	11.75

Outstanding at September 30, 2010	6,080,499	$8.14	6,080,499	$8.14

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

The following tables summarize the restricted stock share activity for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2011 and December 31, 2010, respectively	752,239	$10.39	953,423	$$8.54
Granted	—	—	118,520	19.10
Vested	(4,136)	25.65	(250,172)	7.88
Forfeited	(48,500)	7.00	(122,168)	8.70

Non-vested at September 30, 2011	699,603	$10.54	699,603	$10.54

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2010 and December 31, 2009, respectively	806,852	$5.02	1,322,240	$3.04
Granted	419,200	12.51	637,557	12.10
Vested	(29,068)	13.02	(537,479)	10.03
Forfeited	(16,667)	1.14	(242,001)	1.33

Non-vested at September 30, 2010	1,180,317	$7.67	1,180,317	$7.67

The following table summarizes the RSU activity for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2011 and December 31, 2010, respectively	669,149	$23.93	116,400	$12.99
Granted	19,692	27.19	589,791	25.88
Vested	(4,200)	25.85	(18,350)	15.93
Forfeited	(2,031)	25.85	(5,231)	17.98

Non-vested at September 30, 2011	682,610	$24.01	682,610	$24.01

	Three and Nine Months Ended September 30, 2010
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2010 and December 31, 2009	—	$—
Granted	116,400	12.99
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2010	116,400	$12.99

9. INCOME TAXES

During the three months ended September 30, 2011, we recognized an income tax expense of $6.6 million on pre-tax income of $36.8 million, representing an effective income tax rate of 18.0% compared to an income tax expense of $2.2 million on pre-tax income of $27.2 million, representing an effective income tax rate of 8.0% for the same period in 2010. During the nine months ended

September 30, 2011, we recognized an income tax expense of $22.4 million on pre-tax income of $129.6 million, representing an effective income tax rate of 17.3% compared to an income tax expense of $12.2 million on pre-tax income of $75.2 million, representing an effective income tax rate of 16.2% for the same period in 2010. The change in effective tax rate is primarily due to a one-time $3.6 million tax benefit recorded during the second quarter of 2011 as a result of a change in our international structure and a $3.0 million tax benefit recognized in the third quarter of 2010 due to a change in an international tax treaty which reduced certain taxes for which accruals had previously been made. We had unrecognized tax benefits of $37.8 million at September 30, 2011 and $33.0 million at December 31, 2010.

10. EARNINGS (LOSS) PER SHARE

For all periods presented, basic and diluted earnings (loss) per common share (“EPS”) is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is an unvested share-based payment award containing non-forfeitable rights to dividends (whether or not declared) and must be included in the computation of earnings per share pursuant to the two-class method. Shares of unvested restricted stock are considered participating securities as they have non-forfeitable dividend rights.

The following table sets forth EPS for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ thousands, except share and per share data)	2011	2010	2011	2010
Net income (loss) attributable to common stockholders	$30,207	$24,996	$107,217	$62,997
Income allocated to unvested shares	(251)	(323)	(1,034)	(724)

Net income (loss) attributable to common stockholders — basic	$29,956	$24,673	$106,183	$62,273

Weighted average common shares outstanding — basic	88,804,917	85,787,809	88,043,251	85,155,931
Dilutive effect of stock options and unvested units	1,683,590	1,554,207	1,842,122	1,878,645

Weighted average common shares outstanding — diluted	90,488,507	87,342,016	89,885,373	87,034,576

Net income (loss) per common share:
Basic	$0.34	$0.29	$1.21	$0.73
Diluted	$0.33	$0.28	$1.18	$0.72

For the three and nine months ended September 30, 2011, approximately 0.3 million and 0.7 million options and RSUs, respectively, were not included in diluted income (loss) per share as their effect would have been anti-dilutive. The total number of anti-dilutive options was 3.1 million for both the three and nine months ended September 30, 2010.

11. COMMITMENTS AND CONTINGENCIES

We lease space for certain of our offices, warehouses, vehicles and equipment under leases expiring at various dates through 2026. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the consolidated balance sheet in accrued expenses and other current liabilities. Total rent expense was $22.4 million and $61.5 million for the three and nine months ended September 30, 2011, respectively, which included percentage rents of $4.8 million and $11.5 million, respectively, in such amounts. Total rent expense was $17.7 million and $49.6 million for the three and nine months ended September 30, 2010, respectively, which included percentage rents of $3.5 million and $8.0 million, respectively, in such amounts.

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.8 million as of September 30, 2011), through a letter of credit that was issued to Finproject S.r.l.

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

12. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

We have three reportable operating segments: Americas, Europe and Asia. We also have an “Other businesses” category which aggregates insignificant operating segments that do not meet the reportable threshold and represent manufacturing operations located in Mexico and Italy. The composition of our reportable operating segments is consistent with that used by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources.

Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories to external customers. Revenues of the “Other businesses” category are primarily made up of intersegment sales which are eliminated when deriving total consolidated revenues. The remaining revenues for the “Other businesses” shown in the table below, represents non-footwear product sales to an external customers.

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

The following tables set forth information related to our reportable operating business segments during the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ thousands)	2011	2010	2011	2010
Revenues:
Americas	$122,695	$103,981	$344,349	$283,031
Asia	111,184	79,054	305,707	222,404
Europe	40,970	32,531	147,001	105,019

Total segment revenues	274,849	215,566	797,057	610,454
Other businesses	48	39	132	49

Total consolidated revenues	$274,897	$215,605	$797,189	$610,503

Depreciation and amortization:
Americas	$2,235	$2,292	$6,860	$6,575
Asia	1,714	1,411	4,840	4,354
Europe	680	487	1,997	1,521

Total segment depreciation and amortization	4,629	4,190	13,697	12,450
Other businesses	345	292	1,022	1,019
Unallocated corporate and other(1)	4,407	4,612	14,070	13,235

Total consolidated depreciation and amortization	$9,381	$9,094	$28,789	$26,704

(1)	Includes depreciation and amortization on corporate and other assets not allocated to operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ thousands)	2011	2010	2011	2010
Operating income (loss):
Americas	$20,990	$21,827	$64,455	$57,151
Asia	40,718	23,793	105,146	68,070
Europe	6,268	5,317	41,757	22,562

Total segment operating income (loss)	67,976	50,937	211,358	147,783
Reconciliation of segment operating income (loss) to income (loss) before income taxes:
Other businesses	(2,240)	(262)	(2,066)	270
Intersegment eliminations	(585)	(522)	(1,619)	(924)
Unallocated corporate and other(1)	(27,588)	(22,707)	(77,057)	(68,882)
SG&A restructuring(2)	—	—	—	(2,539)
Asset impairment(3)	(495)	—	(527)	(141)

Total consolidated operating income (loss)	37,068	27,446	130,089	75,567
Interest expense	(204)	(153)	(632)	(445)
Gain on charitable contributions	61	19	671	135
Other income (expense), net	(98)	(137)	(534)	(87)

Income (loss) before income taxes	$36,827	$27,175	$129,594	$75,170

(1)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

(2)

During the nine months ended September 30, 2010, approximately $0.5 million of restructuring charges were recorded in the Americas segment as a result of a change in estimate of our original accrual for lease termination costs of our office facility in Canada which was closed in 2008. The remaining $2.0 million of restructuring charges related to severance costs associated with the departure of a former executive.

(3)

During the three months ended September 30, 2011, we recorded $0.5 million in asset impairment losses associated with unallocated corporate molds and tooling assets deemed to be obsolete. In addition to these assets impairment losses, during the nine months ended September 30, 2011, we also recorded an insignificant amount of impairment losses resulting from the impact of the March 2011 Japanese earthquake and related to the write off of the leasehold improvements of our Sendai retail store. During the nine months ended September 30, 2010, the asset impairment losses were primarily related to leasehold improvement write-offs due to a retail store closure in the Europe segment.

	As of September 30,	As of December 31,
($ thousands)	2011	2010
Assets:
Americas	$122,023	$94,760	(1)
Asia	235,961	164,855
Europe	87,759	46,712

Total segment assets	445,743	306,327
Other businesses	16,388	16,533	(1)
Unallocated corporate and other(2)	4,671	8,138
Deferred tax assets, net	14,134	15,888
Income tax receivable	16,460	9,062
Other receivables	18,488	11,637
Prepaid expenses and other current assets	18,654	13,429

Total current assets	534,538	381,014
Property and equipment, net	66,115	70,014
Intangible assets, net	47,372	45,461
Deferred tax assets, net	31,423	34,711
Other assets	24,806	18,281

Total consolidated assets	$704,254	$549,481

(1)

Certain inventory assets disclosed in the Other segment as of December 31, 2010 have been reclassified to the Americas segment to reflect changes in the composition of the segment assets used in the internal reports during the first quarter of 2011, for comparability purposes.

(2)	Corporate assets primarily consist of cash and equivalents.

13. COMPREHENSIVE INCOME (LOSS)

The following table summarizes our comprehensive income (loss) for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ thousands)	2011	2010	2011	2010
Net income (loss)	$30,207	$24,996	$107,217	$62,997
Foreign currency translation	(14,714)	12,522	(9,297)	6,736
Reclassification of cumulative foreign exchange translation adjustments to net income(1)	—	(1,004)	—	(1,004)

Comprehensive income (loss)	$15,493	$36,514	$97,920	$68,729

(1)	Amounts represent realized gains recognized on payments of intercompany balances denominated in foreign currencies for which collection had not been previously planned or anticipated.

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

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs have appealed and are challenging the court’s February 28, 2011 order in the United States Court of Appeals for the Tenth Circuit. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome, or any potential liability, of the matter.

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

2011 Financial Overview

As compared to the same period in 2010, during the three months ended September 30, 2011:

•	revenues increased $59.3 million, or 27.5%, to $274.9 million;

•	gross profit increased $28.4 million, or 23.9%, to $147.2 million;

•	as a percentage of revenue, selling, general and administrative costs (including net gains on transactions denominated in foreign currencies) decreased to 39.9% compared to 42.3%;

•	net income increased $5.2 million, or 20.8% to $30.2 million; and

•	diluted earnings per share improved $0.05, or 17.9%, to $0.33.

As compared to the same period in 2010, during the nine months ended September 30, 2011:

•	revenues increased $186.7 million, or 30.6%, to $797.2 million;

•	gross profit increased $99.2 million, or 29.4%, to $436.6 million;

•	as a percentage of revenue, selling, general and administrative costs (including gains on transactions denominated in foreign currencies) decreased to 38.1% compared to 42.4%;

•	net income increased $44.2 million, or 70.2%, to $107.2 million; and

•	diluted earnings per share improved $0.46, or 63.9%, to $1.18.

These financial improvements reflect the continued strong global demand for our diversified product line and are also a result of the collaborative efforts of our sales, marketing and merchandising teams to heighten and transform Crocs brand awareness as an all-season footwear brand.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Change
($ thousands, except per share amounts)	2011	2010	$	%
Revenues	$274,897	$215,605	$59,292	27.5%
Cost of sales	(127,722)	(96,797)	(30,925)	(31.9)

Gross profit	147,175	118,808	28,367	23.9
Selling, general and administrative expenses	(111,597)	(92,192)	(19,405)	(21.0)
Foreign currency transaction gains (losses), net	2,060	908	1,152	126.9
Asset impairment	(495)	—	(495)	100.0
Charitable contributions expense	(75)	(78)	3	3.8

Income (loss) from operations	37,068	27,446	9,622	35.1
Interest expense	(204)	(153)	(51)	(33.3)
Gain on charitable contribution	61	19	42	221.1
Other income (expense), net	(98)	(137)	39	(28.5)

Income (loss) before income taxes	36,827	27,175	9,652	35.5
Income tax benefit (expense)	(6,620)	(2,179)	(4,441)	(203.9)

Net income (loss)	$30,207	$24,996	$5,211	20.8%

Net income (loss) per basic share	$0.34	$0.29	$0.05	17.2%

Net income (loss) per diluted share	$0.33	$0.28	$0.05	17.9%

Gross margin	53.5%	55.1%
Operating margin	13.5%	12.7%

Revenues. The following table sets forth revenues by channel, average selling price and unit sales for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Change
(thousands, except average selling price)	2011	2010	$	%
Wholesale channel revenue	$153,979	$123,906	$30,073	24.3%
Retail channel revenue	95,300	72,536	22,764	31.4
Internet channel revenue	25,618	19,163	6,455	33.7

Total revenues	$274,897	$215,605	$59,292	27.5%

Average footwear selling price	$22.18	$18.23	$3.95	21.7%
Footwear unit sales	11,715	11,222	493	4.4%

The table below sets forth information about the number of company-operated retail locations by type and by segment location as of September 30, 2011 and 2010.

	As of September 30,
	2011	2010	Change
Company-operated retail locations by type:
Crocs Kiosk/Store in Store	158	165	(7)
Crocs Retail Stores	169	120	49
Crocs Outlet Stores	83	69	14

Total	410	354	56
Company-operated retail locations by segment:
Americas company-operated retail locations	195	181	14
Asia company-operated retail locations	182	151	31
Europe company-operated retail locations	33	22	11

Total	410	354	56

During the three months ended September 30, 2011, revenues increased $59.3 million, or 27.5%, compared to the same period in 2010, primarily due to an increase of $3.95, or 21.7% in average footwear selling price and a slight increase of 0.5 million, or 4.4%, in global footwear unit sales.

Revenues by Channel. During the three months ended September 30, 2011, revenues from our wholesale channel increased $30.1 million, or 24.3%, driven by increased demand in all operating segments, particularly in Asia. Revenues from our retail channel increased $22.8 million, or 31.4%, as we continue to open additional retail stores. We also continue to close certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line. Revenues from our internet channel increased $6.5 million, or 33.7%, primarily driven by increased internet sales in the Americas and Europe operating segments.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Average foreign currency exchange rates during the three months ended September 30, 2011 increased revenue by $17.5 million as compared to the same period in 2010. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into the U.S. dollar.

Gross profit. During the three months ended September 30, 2011, gross profit increased $28.4 million, or 23.9%, compared to the same period in 2010, which was primarily attributable to a 27.5% increase in revenues driven by increased demand and a higher average footwear selling price as we continue to expand the breadth and depth of our product line. As the depth of our fall/winter product line grows compared to prior year, our margins decreased slightly to 53.5% during the three months ended September 30, 2011 compared to 55.1% during the same period in 2010.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency, the U.S. dollar, during the three months ended September 30, 2011 increased our gross profit by $9.8 million compared to the same period in 2010. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into the U.S. dollar.

Selling, general and administrative expenses and foreign currency transaction gains. Selling, general and administrative expense and gains on foreign currency transactions increased $18.3 million or 20.0% during the three months ended September 30, 2011 compared to the same period in 2010 primarily due to an increase of $9.6 million in salaries and related costs resulting from higher global headcount and an increase of $5.4 million in rent and building related costs, both of which resulted from continued growth in the number of company-operated retail stores which were partially offset by a $1.2 million increase in gains on foreign currency transactions.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the three months ended September 30, 2011 increased selling, general and administrative expenses by approximately $4.4 million as compared to the same period in 2010.

Income tax expense. During the three months ended September 30, 2011, income tax expense increased $4.4 million compared to the same period in 2010 which was due to an increase in pre-tax income offset by a one-time $3.0 million tax benefit recognized in the third quarter of 2010 due to a change in an international tax treaty which reduces certain taxes for which accruals have previously been made. Our effective tax rate of 18.0% for the three months ended September 30, 2011 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between US and foreign jurisdictions.

Comparison of the Nine months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
($ thousands, except per share amounts)	2011	2010	Change
Revenues	$797,189	$610,503	$186,686	30.6%
Cost of sales	(360,591)	(273,072)	(87,519)	(32.1)

Gross profit	436,598	337,431	99,167	29.4
Selling, general and administrative expenses	(307,858)	(261,017)	(46,841)	(17.9)
Foreign currency transaction gains (losses), net	3,787	2,329	1,458	62.6
Restructuring charges	—	(2,539)	2,539	100.0
Asset Impairment	(527)	(141)	(386)	(273.8)
Charitable contributions expense	(1,911)	(496)	(1,415)	(285.3)

Income (loss) from operations	130,089	75,567	54,522	72.2
Interest expense	(632)	(445)	(187)	(42.0)
Gain on charitable contribution	671	135	536	397.0
Other income (expense), net	(534)	(87)	(447)	(513.8)

Income (loss) before income taxes	129,594	75,170	54,424	72.4
Income tax benefit (expense)	(22,377)	(12,173)	(10,204)	(83.8)

Net income (loss)	$107,217	$62,997	$44,220	70.2%

Net income (loss) per basic share	$1.21	$0.73	$0.48	65.8%

Net income (loss) per diluted share	$1.18	$0.72	$0.46	63.9%

Gross margin	54.8%	55.3%
Operating margin	16.3%	12.4%

Revenues. The following table sets forth revenues by channel, average selling price and unit sales for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,		Change
(thousands, except average selling price)	2011	2010	$	%
Wholesale channel revenue	$494,295	$384,126	$110,169	28.7%
Retail channel revenue	232,537	173,315	59,222	34.2
Internet channel revenue	70,357	53,062	17,295	32.6

Total revenues	$797,189	$610,503	$186,686	30.6%

Average footwear selling price	$19.79	$17.52	$2.27	13.0%
Footwear unit sales	38,494	33,286	5,208	15.6%

During the nine months ended September 30, 2011, revenues increased $186.7 million, or 30.6%, compared to the same period in 2010, primarily due to an increase of 5.2 million, or 15.6%, in global footwear unit sales and an increase of $2.27, or 13.0%, in average footwear selling price.

Revenues by Channel. During the nine months ended September 30, 2011, revenues from our wholesale channel increased $110.2 million, or 28.7%, which was primarily driven by strong demand in all three operating segments, particularly Asia. Revenues from our retail channel increased $59.2 million, or 34.2%, as we continue to open new retail stores. We also continue to close certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line. Revenues from our internet channel increased $17.3 million, or 32.6%, primarily driven by increased internet sales in the Europe operating segment.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Average foreign currency exchange rates during the nine months ended September 30, 2011 increased revenue by $44.3 million as compared to the same period in 2010. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into the U.S. dollar.

Gross profit. During the three months ended September 30, 2011, gross profit increased $99.2 million, or 29.4%, compared to the same period in 2010, which was primarily attributable to a 30.6% increase in revenues driven by increased demand and a higher average footwear selling price as we continue to expand the breadth and depth of our product line. As the depth of our fall/winter product line grows compared to prior year, gross margin decreased slightly to 54.8% during the nine months ended September 30, 2011 compared to 55.3% during the same period in 2010.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency, the U.S. dollar, during the nine months ended September 30, 2011 increased our gross profit by $24.8 million compared to the same period in 2010. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into the U.S. dollar.

Selling, general and administrative expenses and foreign currency transaction gains. Selling, general and administrative expense and gains on foreign currency transactions increased $45.4 million, or 17.5%, during the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to an increase of $26.1 million in salaries and related costs resulting from higher global headcount and an increase of $14.7 million in rent and building related costs, both of which resulted from continued growth in the number company-operated retail stores.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the nine months ended September 30, 2011 increased selling, general and administrative expenses by approximately $11.2 million as compared to the same period in 2010.

Restructuring charges. Restructuring charges decreased by $2.5 million during the nine months ended September 30, 2011 compared to the same period in 2010 as we had no restructurings during 2011. The total 2010 restructuring charges of $2.5 million consisted primarily of severance costs related to the departure of a former executive as well as a change in estimate of our original accrual for lease termination costs for our office facility in Canada, which was closed in 2008.

Income tax expense. During the nine months ended September 30, 2011, income tax expense increased $10.2 million compared to the same period in 2010, which was primarily due to an increase in pre-tax income. In addition, the company recognized a one-time $3.6 million tax benefit recorded during the second quarter of 2011 as a result of a change in our international structure and a $3.0 million tax benefit recognized in the third quarter of 2010 due to a change in an international tax treaty which reduced certain taxes for which accruals had previously been made. Our effective tax rate of 17.3% for the nine months ended September 30, 2011 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between US and foreign jurisdictions.

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

We also have an “Other businesses” category which aggregates insignificant operating segments that do not meet the reportable threshold and represent manufacturing operations located in Mexico and Italy. Revenues of the “Other businesses” category are primarily made up of intersegment sales which are eliminated when deriving total consolidated revenues. The remaining revenues for the “Other businesses” shown in the table below, represents non-footwear product sales to an external customer.

See Note 12 – Operating Segments and Geographic Information in the accompanying notes to the financial statements for further details.

The following tables set forth revenues and operating income (loss) of our reportable operating business segments during the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ thousands)	2011	2010	2011	2010
Segment revenues:
Americas	$122,695	$103,981	$344,349	$283,031
Asia	111,184	79,054	305,707	222,404
Europe	40,970	32,531	147,001	105,019

Total segment revenues	274,849	215,566	797,057	610,454
Other businesses	48	39	132	49

Total consolidated revenues	$274,897	$215,605	$797,189	$610,503

Segment operating income (loss):
Americas	$20,990	$21,827	$64,455	$57,151
Asia	40,718	23,793	105,146	68,070
Europe	6,268	5,317	41,757	22,562

Total segment operating income (loss)	67,976	50,937	211,358	147,783
Reconciliation of segment operating income (loss) to income (loss) before income taxes:
Other businesses(1)	(2,240)	(262)	(2,066)	270
Intersegment eliminations	(585)	(522)	(1,619)	(924)
Unallocated corporate and other(2)	(27,588)	(22,707)	(77,057)	(68,882)
SG&A restructuring(3)	—	—	—	(2,539)
Asset impairment	(495)	—	(527)	(141)

Total consolidated operating income (loss)	37,068	27,446	130,089	75,567
Interest expense	(204)	(153)	(632)	(445)
Gain on charitable contributions	61	19	671	135
Other income (expense), net	(98)	(137)	(534)	(87)

Income (loss) before income taxes	$36,827	$27,175	$129,594	$75,170

(1)

During the three and nine months ended September 30, 2011, operating losses of Other businesses increased $2.0 million and $2.3 million primarily due to a $1.9 million and $2.1 million negative impact of fluctuations in foreign currencies, respectively.

(2)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the three months ended September 30, 2011, Unallocated corporate and other expense increased $4.9 million compared to the same period in 2010, primarily due to a $2.4 million increase in salaries and wages due to higher corporate headcount, $1.6 million in increased marketing and travel costs and a $0.6 million increase in amortization of unallocated corporate intangible assets. For the nine months ended September 30, 2011, Unallocated corporate and other expense increased $8.2 million compared to the same period in 2010, primarily due to a $4.0 million increase in salaries and wages due to higher corporate headcount, $1.8 million in increased marketing and travel costs and a $1.1 million increase in amortization of unallocated corporate intangible assets.

(3)

During the nine months ended September 30, 2010, approximately $0.5 million of restructuring charges were recorded in the Americas segment as a result of a change in estimate of our original accrual for lease termination costs of our office facility in Canada which was closed in 2008. The remaining $2.0 million of restructuring charges related to severance costs associated with the departure of a former executive.

Americas Operating Segment. During the three months ended September 30, 2011, revenues from the Americas segment increased $18.7 million, or 18.0%, compared to the same period in 2010 primarily due to a 15.3% increase in average footwear selling price for the region and a $1.1 million favorable impact from foreign currency fluctuations. Significant sales channel growth for the segment included an increase of $8.8 million, or 20.1%, in retail channel revenue and an increase of $7.1 million, or 14.6%, in wholesale channel revenue. Segment operating income for the Americas decreased $0.8 million, or 3.8%, primarily due to a 5.6% decrease in segment gross margin, a $4.4 million, or 12.3%, increase in selling, general and administrative costs resulting from the continued expansion of the retail sales channel and a $2.5 million unfavorable net impact from foreign currency fluctuations which were largely offset by higher revenues.

During the nine months ended September 30, 2011, revenues from the Americas segment increased $61.3 million, or 21.7%, compared to the same period in 2010 primarily due to a 14.2% increase in footwear units sold, a 5.2% increase in average footwear selling price and a $3.6 million favorable impact from foreign currency fluctuations. Significant sales channel growth for the segment included an increase of $29.7 million, or 20.7%, in wholesale revenue and an increase of $26.7 million, or 25.5%, in retail channel revenue. Segment operating income increased by $7.3 million, or 12.8%, driven mainly by the revenue increase which was largely offset by a 6.5% decrease in segment gross margin and a $13.2 million, or 13.2%, increase in selling, general and administrative costs resulting from the continued expansion of the retail sales channel and a $1.7 million unfavorable net impact from foreign currency fluctuations.

Asia Operating Segment. During the three months ended September 30, 2011, revenues from the Asia segment increased $32.1 million, or 40.6%, compared to the same period in 2010 primarily due to a 12.0% increase in average footwear selling price, an 11.6% increase in footwear units sold and a $12.2 million favorable impact from foreign currency fluctuations. Significant sales channel growth for the segment included an increase of $18.8 million, or 35.7%, in wholesale channel revenue and an increase of $11.9 million, or 48.9% in retail channel revenue. Segment operating income increased $17.0 million, or 71.4%, primarily due to higher revenues and a $10.2 million favorable net impact from foreign currency fluctuations which were partially offset by a 3.4% decrease in segment gross margin and a $4.0 million, or 15.3%, increase in selling, general and administrative costs resulting from the continued expansion of the retail sales channel.

During the nine months ended September 30, 2011, revenues from the Asia segment increased $83.3 million, or 37.5%, compared to the same period in 2010 primarily due to an 11.4% increase in average footwear selling price, an 11.5% increase in footwear units sold and a $30.1 million favorable impact from foreign currency fluctuations. Significant sales channel growth for the segment included an increase of $53.0 million, or 33.4% in wholesale revenue and an increase of $27.2 million, or 46.8%, in retail channel revenue. Segment operating income increased $37.1 million, or 54.5%, primarily due to the increase in revenues, a $16.1 million favorable net impact from foreign currency fluctuations which were partially offset by a $9.5 million, or 13.2% increase in selling, general and administrative costs resulting from the continued expansion of the retail sales channel and a 2.3% decrease in segment gross margin.

Europe Operating Segment. During the three months ended September 30, 2011, revenues from the Europe segment increased $8.4 million, or 25.9%, compared to the same period in 2010 primarily due to a 14.8% increase in average footwear selling price and a $3.5 million favorable impact from foreign currency fluctuations. Significant sales channel growth for the segment included an increase of $4.3 million, or 18.1%, in wholesale channel revenue and an increase of $2.1 million, or 45.9% in retail channel revenue. In addition, segment internet channel revenue grew $2.1 million, or 42.4%. Segment operating income increased $1.0 million, or 17.9%, primarily due to higher revenues and a $1.2 million favorable net impact from foreign currency fluctuations which were largely offset by a 4.6% decrease in gross margin, a $1.9 million, or 16.9%, increase in selling, general and administrative costs resulting from the continued expansion of the retail sales channel.

During the nine months ended September 30, 2011, revenues from the Europe segment increased $42.0 million, or 40.0%, compared to the same period in 2010 primarily due to a 27.1% increase in footwear units, a 5.4% increase in average footwear selling price and an $8.1 million favorable impact from foreign currency fluctuations. Significant sales channel growth for the segment included an increase of $27.5 million, or 33.4%, in wholesale revenue and an increase of $9.2 million, or 75.4%, in internet channel revenue. In addition, segment retail channel revenue grew $5.3 million, or 50.7%. Segment operating income increased $19.2 million, or 85.1%, primarily due to higher revenues, an 8.3% increase in segment gross margin and a $2.9 million favorable net impact from foreign currency fluctuations which were partially offset by a $5.9 million, or 19.5%, increase in selling, general and administrative costs resulting from the continued expansion of the retail sales channel.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2011 increased 33.9% to $220.4 million compared to $145.6 million at December 31, 2010. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we also have an asset-backed revolving credit facility with PNC Bank, N.A. (“PNC”) (further discussed below), which provides us with up to $30.0 million in borrowings. Additional future financing may be necessary, however, there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Credit Facility

On September 30, 2010, we amended our Revolving Credit and Security Agreement with PNC, originally dated September 25, 2009 (the “Credit Agreement”). Based on the amended terms, the Credit Agreement matures on September 24, 2014 and provides for an asset-backed revolving credit facility (the “Credit Facility”) of up to $30.0 million in total, which includes a $20.0 million sublimit for borrowings against our eligible inventory, a $2.0 million sublimit for borrowings against our eligible inventory in-transit and a $10.0 million sublimit for letters of credit. Total borrowings available under the Credit Facility at any given time are subject to customary reserves and reductions to the extent our asset borrowing base changes. Borrowings under the Credit Facility are secured by all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests. The terms of the Credit Agreement require us to prepay borrowings in the event of certain dispositions of property. With respect to domestic rate loans, principal amounts outstanding bear interest at 1.5% plus the greater of either (i) PNC’s published reference rate, (ii) the Federal Funds Open Rate (as defined in the Credit Agreement) in effect on such day plus 0.5% or, (iii) the sum of the daily LIBOR rate and 1.0%. Eurodollar denominated principal amounts outstanding bear interest at 3.0% plus the Eurodollar rate (as defined in the Credit Agreement). The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to Eurodollar rate loans. In addition, the Credit Agreement contains certain customary restrictive and financial covenants. We were in compliance with these financial covenants as of September 30, 2011. As of September 30, 2011, we had $1.6 million of outstanding borrowings under the Credit Facility. As of December 31, 2010, we had an immaterial amount of outstanding borrowings under the Credit Facility. At September 30, 2011 and December 31, 2010, we had issued and outstanding letters of credit of $5.8 million and $1.0 million, respectively, which were reserved against the borrowing base.

Working Capital

As of September 30, 2011, accounts receivable increased $31.0 million when compared to December 31, 2010, primarily due to increased sales. Inventories increased $30.0 million as of September 30, 2011 when compared to December 31, 2010, which was primarily attributable to a seasonal shift in mix from relatively lower cost spring/summer product in December to higher cost fall/winter product and the increase of our retail footprint by 56 locations during the ninth month period.

Capital Assets

During the nine months ended September 30, 2011, capital expenditures inclusive of intangible assets grew $3.7 million to $32.6 million compared to $28.9 million during the same period in 2010 as we continue our global retail store growth.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $147.6 million related to our operating leases. As we continue to expand the retail sales channel, we will continue to enter into operating leases related to retail stores. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position with the exception of the expected repatriation of up to approximately $50.0 million in cash that was previously accrued for as a repatriation of 2010 foreign subsidiary current-year earnings. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of September 30, 2011, we held $214.7 million of our total $220.4 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $214.7 million, $38.0 million could potentially be restricted, as described above. If the remaining $176.7 million were to be immediately repatriated to the U.S., we would be required to pay approximately $21.4 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations and Off-Balance Sheet Arrangements

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.8 million as of September 30, 2011), through a letter of credit that was issued to Finproject S.r.l.

The following table summarizes aggregate information about our significant contractual cash obligations as of September 30, 2011, excluding the supply agreement mentioned above.

	Payments due by period
($ thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$204,634	$44,306	$62,277	$41,028	$57,023
Inventory purchase obligations with third-party manufacturers	133,871	133,871	—	—	—
Estimated liability for uncertain tax positions	37,828	2,561	27,533	6,558	1,176
Capital lease obligations	1,216	1,186	30	—	—
Short-term debt obligations	46	46	—	—	—

Total	$377,595	$181,970	$89,840	$47,586	$58,199

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

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein.

Significant Accounting Policies

For a discussion of accounting policies that we consider significant to our business operations and understanding of our results of operations, see Note 1 – Summary of Significant Accounting Policies to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein.

ITEM 3. Quantitative and Qualitative Disclosures on Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our Credit Facility. Borrowings under the Credit Facility bear interest at variable rates which are based on either the lender’s published rate, the Federal Funds Open Rate, LIBOR or the Eurodollar Rate (as defined in the Credit Facility), and are subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three and nine months ended September 30, 2011, the average amount of borrowings outstanding under the Credit Facility was $6.1 million and $7.0 million, respectively. During the three and nine months ended September 30, 2011, the maximum amount borrowed under the Credit Facility was $15.5 million and $16.2 million, respectively. Fluctuations in the prevailing market interest rates by 10% relative to these borrowings during the three months and nine months ended September 30, 2011, would have had an immaterial impact on the consolidated statements of income.

Fluctuations in the prevailing market interest rates, earned on our cash and cash equivalents and restricted cash balances during the three and nine months ended September 30, 2011, would have an immaterial impact on the consolidated statements of income.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products and increase losses from currency exchange rates. A decrease of 10% in value of the U.S. dollar relative to foreign currencies would have increased income before taxes during the three ended September 30, 2011 by approximately $3.5 million. A decrease of 10% in value of the U.S. dollar relative to foreign currencies would have increased income before taxes during the nine months ended September 30, 2011 by approximately $6.9 million. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the three and nine months ended September 30, 2011.

We enter into foreign currency exchange forward contracts as cash flow hedges to reduce our exposure to changes in exchange rates. The following table summarizes the notional amounts of the outstanding foreign currency exchange forward contracts at September 30, 2011 and December 31, 2010. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

($ thousands)	September 30, 2011	December 31, 2010
Forward currency exchange forward contracts by currency:
Japanese Yen	$24,000	$6,000
Euro	12,847	3,921
Mexican Peso	5,350	—
Pound Sterling	3,672	2,385

Total notional value	$45,869	$12,306

Latest maturity date	December 2012	March 2011

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2011 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs have appealed and are challenging the court’s February 28, 2011 order in the United States Court of Appeals for the Tenth Circuit. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome, or any potential liability, of the matter.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6. Exhibits

Exhibit List

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporate of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 12, 2007).

3.3	Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Amendment No. 4 to Registration Statement on Form S-1, filed on January 19, 2006 (File No. 333-127526)).

10.1	Crocs, Inc. 2007 Equity Incentive Plan (As Amended and Restated) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 1, 2011).

10.2	Form of Restricted Stock Unit Agreement under the Crocs, Inc. 2007 Equity Incentive Plan (As Amended and Restated) (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 1, 2011).

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

†	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: October 31, 2011	By:	/s/ Jeffrey J. Lasher
		Name:	Jeffrey J. Lasher
		Title:	Senior Vice President-Finance, Chief Financial Officer
(Principal Financial and Accounting Officer)