Form 10-K
period 2011-12-31
Crocs, Inc.
filed 2012-02-23
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-51754

CROCS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2164234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7477 East Dry Creek Parkway

Niwot, Colorado 80503

(303) 848-7000

(Address, including zip code and telephone number, including area code, of registrant’s principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011 was $2.3 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the registrant’s common stock outstanding as of January 31, 2012 was 89,838,840.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2012 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2011.

Crocs, Inc.

Table of Contents to the Annual Report on Form 10-K

For the Year Ended December 31, 2011

PART I

ITEM 1.	BUSINESS

The Company

Crocs, Inc. and its consolidated subsidiaries (collectively the “Company,” “we,” “our” or “us”) is a designer, manufacturer and distributor of footwear and accessories for men, women and children. We strive to be the global leader in the sale of molded footwear featuring fun, comfort and functionality. Our primary products utilize our proprietary closed cell-resin, called Croslite. The use of this unique material allows us to produce innovative, lightweight, non-marking and odor-resistant footwear. We currently sell our products in more than 90 countries through domestic and international retailers and distributors and directly to end-user consumers through our company-operated retail stores, outlets, kiosks and webstores.

We were organized in 1999 as a limited liability company. In 2002, we launched the marketing and distribution of our original clog style footwear in the United States. The unique characteristics of Croslite enabled us to offer consumers a shoe unlike any other footwear model then available. In January 2005, we converted to a Colorado corporation and subsequently re-incorporated as a Delaware corporation in June 2005. In February 2006, we completed our initial public offering and trading of our common stock on NASDAQ commenced.

Since the initial introduction and popularity of the Beach and Crocs Classic designs, we have expanded our Croslite products to include a variety of new styles and products and have further extended our product reach through the acquisition of brand platforms such as Jibbitz, LLC (“Jibbitz”) and Ocean Minded, Inc. (“Ocean Minded”). We continue to branch out into other types of footwear so as to bring a unique and original perspective to the consumer in styles that may be unexpected from Crocs. We believe this will help us to continue to build a stable year-round business as we look to offer more styles oriented for cold weather. Our marketing efforts surround specific product launches and employ a fully integrated approach utilizing a variety of media outlets, including print and online. Our marketing efforts drive business to both our wholesale partners and our company-operated retail and internet stores, ensuring that our presentation and story are first class and drive purchasing at the point of sale.

Products

While the majority of our products consist of footwear, we also offer accessories and apparel which generated approximately 3.7% of our total revenues during the year ended December 31, 2011. Our footwear products are divided into four product offerings: Core-Comfort, Active, Casual and Style. The Core product offering primarily includes molded products that are derivatives of the original Crocs Classic designs and is targeted toward a wide range of consumers. The Active product offering is comprised of footwear intended for healthy living and includes sport inspired products and footwear suited for activities such as boating, walking, hiking and even recovery after workouts. The Casual product offering includes sporty and relaxed styles appealing to a broad range of customers. The Style product offering includes stylish products which are intended to broaden the wearing occasion for Crocs lovers.

Crocs has an active licensing program that includes licensing various marks from companies such as Disney, Marvel and Viacom, among others, for Crocs branded footwear and Jibbitz branded shoe charms. In 2011, Crocs began to license certain of its own marks to third parties in connection with a strategy to extend the Crocs brand into new product types.

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

•	Crocs Work is a product offering targeted at the healthcare, service/hospitality and airline markets that include both molded and leather footwear styles that feature Crocs Lock™ tread for slip-

resistance that exceeds industry standards. The Crocs Work products have an established distribution channels with uniform supply companies and large Group Purchasing Organizations, thus providing us market access to specific industry consumers and large hospitality chains. In 2010, the Bistro style received the 2010 Gold Medal Seal from Chef’s of America. Also in 2011 the Bistro, Specialist and Specialist Vent styles received the “Seal of Acceptance” by the American Podiatric Medical Association (“APMA”), while several other work styles are currently in the same approval process.

•

Crocs Rx is a medical needs product offering targeted at the general foot care and diabetic needs markets with a distribution to 1,358 podiatry offices and medical shoe stores. Relief, Ultimate Cloud and Custom Cloud Rx styles have also received the “Seal of Acceptance” by the APMA.

•	Ocean Minded is a product offering featuring high quality leather and EVA (Ethylene Vinyl Acetate) footwear, sandals and printed apparel primarily for the beach, action and adventure markets.

A key differentiating feature of our footwear products is the Croslite material, which is uniquely suited for comfort and functionality. Croslite is carefully formulated to be of a density that creates extremely lightweight, comfortable and non-marking footwear which conforms to the shape of the foot and increase comfort. Croslite is a closed cell resin material which is water resistant, virtually odor free and allows many of our footwear styles to be cleaned simply with water. As we have expanded our product offering, we have incorporated traditional materials such as textile fabric and leather into many new styles. However, we continue to utilize the Croslite material for the foot bed, sole and other key structural components for many of these styles.

Footwear sales made up 95.6%, 95.5% and 94.6% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. During the years ended December 31, 2011, 2010 and 2009, approximately 73.1%, 75.5% and 77.5% of unit sales consisted of products geared towards adults, respectively, compared to 26.9%, 24.5% and 22.5% of unit sales of products geared towards children, respectively.

Accessories

In addition to our footwear brands, we own the Jibbitz brand, a unique accessory product-line with colorful snap-on charms specifically suited for Crocs shoes. We acquired Jibbitz, LLC (“Jibbitz”) in December 2006 and have expanded the product-line to include a wide variety of charms in varying shapes and sizes, with designs such as flowers, sports gear, seasonal and holiday designs, animals, symbols, letters and rhinestones. Crocs licensing agreements also extend to Jibbitz, which allows Jibbitz to create designs bearing logos and emblems of Disney, Nickelodeon and the Crocs collegiate line, among others. Jibbitz designs allow Crocs consumers to personalize their footwear to creatively express their individuality. As of December 31, 2011, more than 3,000 unique Jibbitz charm designs were sold to consumers for personalizing their Crocs footwear. Sales from Jibbitz designs made up 3.7%, 3.5% and 3.9% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Sales and Marketing

While the broad appeal of our footwear has allowed us to market our products in a wide range of distribution channels, including department stores, traditional footwear retailers and a variety of specialty and independent retail channels, our marketing approach has become significantly target defined. Our marketing efforts center on specific product launches and employ a fully integrated approach utilizing a variety of media outlets, including print and the internet. We have three primary sales channels: wholesale, retail and internet. Our marketing efforts drive business to both our wholesale partners and our company-operated retail and internet stores, ensuring that our presentation and story are first class and drive purchasing at the point of sale.

Wholesale Channel

During the years ended December 31, 2011, 2010 and 2009, approximately 59.8%, 61.0% and 62.6% of net revenues, respectively, were derived from sales through the wholesale channel which consists of sales to distributors and third party retailers. Wholesale customers include national and regional retail chains, department stores, sporting goods stores independent footwear retailers and family footwear retailers, such as Dick’s Sporting Goods, Famous Footwear, Academy, DSW, Nordstrom, Murasaki Sports and Centauro, as well as on-line retailers such as Zappos and Amazon. No single customer accounted for 10% or more of revenues for the years ended December 31, 2011, 2010 or 2009.

We use third party distributors in select markets where we believe such arrangements are preferable to direct sales. These third party distributors purchase products pursuant to a price list and are granted the right to resell the products in a defined territory, usually a country or group of countries. Our typical distribution agreements have terms of one to four years, are generally terminable on 30 days prior notice and have minimum sales requirements. At our discretion, we may accept returns from wholesale customers for defective products, quality issues and shipment errors on an exception basis or, for certain wholesale customers, extend pricing discounts in lieu of defective product returns. Also at our discretion, we may accept returns from our wholesale customers, on an exception basis, for the purpose of stock re-balancing to ensure that our products are merchandised in the proper assortments. Additionally, we may provide markdown allowances to key wholesale customers to facilitate in-channel product markdowns where sell-through is less than anticipated.

Consumer Direct Channels

Consumer direct sales channels include retail and internet channels and serve as an important and effective means to enhance our product and brand awareness as they provide direct access to our consumers and an opportunity to showcase our entire line of footwear and accessory offerings. Consequently, we view the consumer direct channels to be complementary to our wholesale channel.

Retail Channel

During the years ended December 31, 2011, 2010 and 2009, approximately 30.6%, 29.5% and 28.0%, respectively, of our net revenues were derived from sales through our retail channel, which consists of kiosks/store in stores, company-operated retail and outlet stores.

Retail Stores As of December 31, 2011, 2010 and 2009, we operated 180, 138 and 84 global retail stores, respectively. Our retail stores allow us to effectively market the full breadth and depth of our new and existing products and interact with customers in order to enhance brand awareness.

Outlet Stores As of December 31, 2011, 2010 and 2009, we operated 92, 76 and 63 global outlet stores, respectively. Outlet stores help us move older products in an orderly fashion. We also sell full priced products in our outlet stores.

Kiosks/Store in Stores As of December 31, 2011, 2010 and 2009, we operated 158, 164 and 170 global retail kiosks and store in stores, respectively, located in malls and other high foot traffic areas.

Of our total 430 global stores as of December 31, 2011, 180 were located in the U.S., 51 were located in Korea, 41 were located in Taiwan, 32 were located in China, 24 were located in Japan, 21 were located in Hong Kong, 13 were located in Canada, 13 were located in Russia and the remaining were located throughout Asia, Europe, Australia, the Middle East, South America and South Africa.

Internet Channel

As of December 31, 2011, 2010 and 2009, we offered our products through 42, 37 and 23 company-operated internet webstores, respectively, worldwide. During the years ended December 31, 2011, 2010 and 2009, approximately 9.6%, 9.5% and 9.4%, respectively, of our net revenues were derived from sales through our internet channel. Our internet presence enables us to have increased access to our customers and provides us with an opportunity to educate them about our products and brand. We continue to expand our web-based marketing efforts to increase consumer awareness of our full product range.

Business Segments and Geographic Information

We have three reportable operating segments: Americas, Europe and Asia. Revenues of each of our reportable operating segments represent sales to external customers. We also have an “Other businesses” category which aggregates insignificant operating segments that do not meet the reportable threshold and represent manufacturing operations located in Mexico and Italy. Revenues of the “Other businesses” category are primarily made up of intersegment sales which are eliminated when deriving total consolidated revenues. The remaining revenues for the “Other businesses” represent non-footwear product sales to external customers. Financial information relating to our operating segments as well as foreign country revenues and long-lived assets is provided in Note 14—Operating Segments and Geographic Information in the accompanying notes to the consolidated financial statements.

Americas

The Americas segment consists of revenues and expenses related to product sales in the North and South America geographic regions. Regional wholesale channel customers consist of a broad range of sporting goods and department stores as well as specialty retailers. The regional retail channel sells directly to the consumer through 197 company-operated store locations as well as through webstores. During the years ended December 31, 2011, 2010 and 2009, revenues from the Americas segment constituted approximately 44.8%, 47.8% and 46.7% of our consolidated revenues, respectively.

Asia

The Asia segment consists of revenues and expenses related to product sales throughout Asia, Australia, New Zealand, the Middle East and South Africa. The Asia wholesale channel consists of sales to a broad range of retailers, similar to the wholesale channel we have established in the Americas. We also sell products directly to the consumer through 198 company-operated stores as well as through our webstores. During the years ended December 31, 2011, 2010 and 2009, revenues from the Asia segment constituted 38.1%, 36.1% and 36.8% of our consolidated revenues, respectively.

Europe

The Europe segment consists of revenues and expenses related to product sales throughout Europe and Russia. Europe segment wholesale channel customers consist of a broad range of retailers, similar to the wholesale channel we have established in the Americas. We also sell our products directly to the consumer through 35 company-operated stores including kiosks and retail stores as well as through our webstores. During the years ended December 31, 2011, 2010 and 2009, revenues from the Europe segment constituted 17.1%, 16.2% and 16.4% of our consolidated revenues, respectively.

Distribution and Logistics

On an ongoing basis, we look to enhance our distribution and logistics network so as to further streamline our supply chain, increase our speed to market and lower operating costs. During the year ended December 31, 2011, we stored our raw material and finished goods inventories in company-operated warehouse and distribution facilities located in the United States, Mexico, the Netherlands, Japan, Finland, Australia, South Africa, Russia and Italy. We also utilize distribution centers which are operated by third parties located in China, Japan, Hong Kong, Australia, Korea, Singapore, India, Taiwan, Russia, Mexico, Brazil, Puerto Rico and Italy. Throughout 2011, we continued to engage in efforts to consolidate our global warehouse and distribution facilities to maintain a lean cost structure. As of December 31, 2011, 2010 and 2009, our company-operated warehouse and distribution facilities provided us with 1.0 million square feet, 1.3 million square feet and 1.5 million square feet, respectively, and our third party operated distribution facilities provided us with 0.5 million square feet, 0.3 million square feet and 0.2 million square feet, respectively. We also ship a portion of our products directly to our customers from our internal and third party manufacturers. We are actively pursuing initiatives aimed at shipping more of our product directly to our customers in an effort to lower future cost of sales.

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

Croslite material is produced by compounding elastomer resins that we or one of our third party processors purchase from major chemical manufacturers together with certain other production inputs such as color dyes. At this time, we have identified multiple suppliers that produce the particular elastomer resins used in the Croslite material. We may, however, in the future identify and utilize materials produced by other suppliers as an alternative to the elastomer resins we currently use in the production of our proprietary material. All of the other raw materials that we use to produce the Croslite material are readily available for purchase from multiple suppliers.

Since our inception, we have substantially increased the number of footwear products that we offer. Many of our new products are constructed using leather, textile fabrics or other non-Croslite materials. We, or our third party manufacturers, obtain these materials from a number of third party sources and we believe these materials are broadly available. We also outsource the compounding of Croslite material and continue to purchase a portion of our compounded raw materials from a third party in Europe.

Design and Development

We have expanded into new footwear categories by designing new footwear styles using both internal designers and external recognized footwear design experts. As part of this strategy, we acquired EXO Italia (“EXO”) in 2006, which expanded our internal design capabilities. EXO is based in Padova, Italy and is an Italian producer of EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry. By introducing outside sources to the design process, we are able to capture a variety of different design perspectives on a cost-efficient basis and anticipate trends more quickly.

We continue to dedicate significant resources to product design and development as we develop footwear styles based on opportunities we identify in the marketplace. Our design and development process is highly collaborative, as members of the design team frequently meet with sales and marketing staff, production and supply managers and certain of our retail customers to further refine our products to meet the particular needs of our target market. We continually strive to improve our development function so we can bring products to market quickly and reduce costs while maintaining product quality. We spent $10.8 million, $7.8 million and $7.7 million in research, design and development activities for the years ended December 31, 2011, 2010 and 2009, respectively.

Manufacturing and Sourcing

Our strategy is to maintain a flexible, globally diversified, low-cost manufacturing base. We currently have company-operated production facilities in Mexico and Italy. We also contract with third party manufacturers to produce certain of our footwear styles or provide support to our internal production processes. We believe that our internal manufacturing capabilities enable us to rapidly make changes to production, providing us with the flexibility to quickly respond to orders for high demand models and colors throughout the year, while outsourcing allows us to capitalize on the efficiencies and cost benefits of using contracted manufacturing services. We believe this strategy will continue to minimize our production costs, increase overall operating efficiencies and shorten production and development times.

In the years ended December 31, 2011, 2010 and 2009, we manufactured approximately 20.6%, 21.0% and 26.4%, respectively, of our footwear products internally. We sourced the remaining footwear production from multiple third party manufacturers primarily in China, Vietnam, Eastern Europe and South America. During the years ended December 31, 2011, 2010 and 2009, our largest third party manufacturer in China produced approximately 33.1%, 38.8% and 35.7%, respectively, of our footwear unit volume. We do not have written supply agreements with our primary third party manufacturers in China.

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

In the U.S., our patents are generally in effect for up to 20 years from the date of the filing of the patent application. Our trademarks registered within and outside of the U.S. are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. We believe our trademarks are crucial to the successful marketing and sale of our products. We intend to continue to strategically register, both domestically and internationally, the trademarks and copyrights we utilize today and those we develop in the future. We will also continue to aggressively police our patent, trademarks and copyrights and pursue those who infringe upon them, both domestically and internationally, as we deem necessary.

We consider the formulation of the material referred to by our trademark Croslite and used to produce our shoes to be a valuable trade secret. Croslite material is manufactured through a process that combines a number of components in various proportions to achieve the properties for which our products are known. We use multiple suppliers to source these components but protect the formula by using exclusive supply agreements for key components, confidentiality agreements with our third party processors and by requiring our employees to execute confidentiality agreements concerning the protection of our confidential information. Other than our third party processors and a third party licensee, we are not aware of any third party that has independently developed the formula or that otherwise has the right to use the formula. We believe the comfort and utility of our products depend on the properties achieved from the compounding of Croslite material and constitute a key competitive advantage for us, and we intend to continue to vigorously protect this trade secret.

We also actively combat counterfeiting through monitoring of the global marketplace. We use our employees, sales representatives, distributors and retailers to police against infringing products by encouraging them to notify us of any suspect products and to assist law enforcement agencies. Our sales representatives are also educated on our patents, pending patents, trademarks and trade dress to assist in preventing potentially infringing products from obtaining retail shelf space. The laws of certain countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the U.S., and, therefore, we may have difficulty obtaining legal protection for our intellectual property in certain jurisdictions.

Seasonality

Due to the seasonal nature of our footwear which is more heavily focused on styles suitable for warm weather, revenues generated during our first and fourth quarters are typically less than revenues generated during our second and third quarters, when the northern hemisphere is experiencing warmer weather. We continue to expand our product line to include more winter oriented styles to mitigate some of the seasonality of our revenues. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions or general economic or consumer conditions. Accordingly, results of operations and cash flows for any one quarter are not necessarily indicative of results to be expected for any other quarter or year.

Backlog

We receive a significant portion of orders as preseason orders, generally four to five months prior to shipment date. We provide customers with price incentives to participate in such preseason programs to enable us to better plan our production schedule, inventory and shipping needs. Unfulfilled customer orders as of any date are referred to as backlog and represent orders scheduled to be shipped at a future date. Backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of product shipments. Further, the mix of future and immediate delivery orders can vary significantly period over period. Due to these factors and since the unfulfilled orders can be canceled at any time prior to shipment by our customers, backlog may not be a reliable measure of future sales and comparisons of backlog from period to period may be misleading. In addition, our historical cancellation experience may not be indicative of future cancellation rates. Backlog as of December 31, 2011 and 2010 was $307.4 million and $258.4 million, respectively.

Competition

The global casual, athletic and fashion footwear markets are highly competitive. Although we believe that we do not compete directly with any single company with respect to the entire spectrum of our products, we believe portions of our wholesale business compete with companies such as, but not limited to, Deckers Outdoor Corp., Skechers USA Inc., Steve Madden, Ltd., Wolverine World Wide, Inc. and VF Corporation. Our company-operated retail locations also compete with footwear retailers such as Genesco, Inc., Macy’s, Dillard’s, Dick’s Sporting Goods Inc., The Finish Line, Inc and Footlocker, Inc.

The principal elements of competition in these markets include brand awareness, product functionality, design, quality, pricing, customer service, marketing and distribution. We believe that our unique footwear designs, the Croslite material, our prices, expanded product-line and our distribution network continue to position us well in the marketplace. However, some companies in the casual footwear and apparel industry have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with wholesalers, longer operating histories, greater distribution capabilities, stronger brand recognition and greater marketing resources than we have. Furthermore, we face competition from new players who have been attracted to the market with imitation products similar to ours as the result of the unique design and success of our footwear products.

Employees

As of December 31, 2011, we had approximately 4,157 full-time, part-time and seasonal employees, none of which were represented by a union.

Available Information

Our internet address is www.crocs.com on which we post the following filings, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange

Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Copies of any of these documents will be provided in print to any stockholder who submits a request in writing to Integrated Corporate Relations, 761 Main Avenue, Norwalk, CT 06851.

ITEM 1A.	Risk Factors

Special Note Regarding Forward Looking Statements

Statements in this Form 10-K and in documents incorporated by reference herein (or otherwise made by us or on our behalf) contain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements are often identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “strive,” “will,” and variations of such words or similar expressions. Further, these statements are based on the beliefs and assumptions of management based on information currently available. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking statements. Important factors that could cause actual results to differ materially from the forward looking statements include, without limitation, the risk factors mentioned below. Moreover, such forward looking statements speak only as of the date of this report. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.

The risks included herein are not exhaustive. Other sections of this Form 10-K may include additional factors which could adversely affect our business and financial performance. Since we operate in a very competitive and rapidly changing environment, new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results.

Current global economic conditions may adversely affect consumer spending and the financial health of our customers and others with whom we do business which may adversely affect our financial condition, results of operations and cash resources.

Uncertainty about the current and future global economic conditions may cause consumers and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and nationally. Recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending could adversely affect the demand for our products. As a result, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. Our financial success is also significantly related to the success of our wholesale customers who are directly impacted by fluctuations in the broader economy including the global economic downturns which reduce foot traffic in shopping malls and lessen consumer demand for our products.

In addition, any decrease in available credit caused by a weakened global economy may result in financial difficulties for our wholesale and retail customers, product suppliers and other service providers, as well as the financial institutions that are counterparties to our credit facility and derivative transactions. If credit pressures or other financial difficulties result in insolvency for these parties, it could adversely impact our estimated reserves, our ability to obtain future financing and our financial results. In particular, if our customers experience diminished liquidity, we may experience a reduction in product orders, an increase in customer order cancellations and/or the need to extend customer payment terms which could lead to higher accounts receivable balances, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense.

We face significant competition.

The footwear industry is highly competitive. Continued growth in the market for casual footwear has encouraged the entry of new competitors into the marketplace and has increased competition from established companies. Our competitors include most major athletic and footwear companies, branded apparel companies and retailers with their own private label footwear products. A number of our competitors have significantly greater financial resources than us, more comprehensive product lines, a broader market presence, longer standing relationships with wholesalers, a longer operating history, greater distribution capabilities, stronger brand recognition and spend substantially more than we do on product marketing. Our competitors’ greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. Additionally, some of our competitors are offering products that are substantially similar, in design and materials, to Crocs branded footwear. In addition, access to offshore manufacturing is also making it easier for new companies to enter the markets in which we compete. If we fail to compete successfully in the future, our sales and profits may decline, we may lose market share, our financial condition may deteriorate and the market price of our common stock is likely to fall.

We may be unable to successfully execute our long-term growth strategy or maintain our current revenue levels.

Our ability to maintain our revenue levels or to grow in the future depends on, among other things, the continued success of our efforts to maintain our brand image and bring compelling and revenue enhancing footwear offerings to market and our ability to expand within our current distribution channels and increase sales of our products into new locations internationally. Successfully executing our long-term growth and profitability strategy will depend on many factors, including the strength of the Crocs brand, execution of supply chain strategies, competitive conditions in new markets that we attempt to enter, our ability to attract and retain qualified distributors or agents or to develop direct sales channels, our ability to secure strategic retail store locations, our ability to use and protect the Crocs brand and our other intellectual property in these new markets and territories and our ability to consolidate our network to leverage resources and simplify our fulfillment process. If we are unable to successfully maintain our brand image, expand distribution channels, streamline our supply chain and sell our products in new markets abroad, our business may fail to grow, our brand may suffer and our results of operations may be adversely impacted.

Expanding our footwear product line may be difficult and expensive. If we are unable to successfully continue such expansion, our brand may be adversely affected and we may not be able to maintain or grow our current revenue and profit levels.

To successfully expand our footwear product line, we must anticipate, understand and react to the rapidly changing tastes of consumers and provide appealing merchandise in a timely manner. New footwear models that we introduce may not be successful with consumers or our brand may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenues may decrease, our brand image may suffer, our operating performance may decline and we may not be able to execute our growth plans.

In producing new footwear models, we may encounter difficulties that we did not anticipate during the product development stage. Our development schedules for new products are difficult to predict and are subject to change in response to consumer preferences and competing products. If we are not able to efficiently manufacture new products in quantities sufficient to support retail and wholesale distribution, we may not be able to recover our investment in the development of new styles and product lines and we would continue to be subject to the risks inherent to having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new style may depend on our pricing. We have a limited history of introducing new products in certain target markets; as such, we may set the prices of new styles too high for the market to bear or we may not provide the appropriate level of marketing in order to educate the market and potential consumers about our new products. Achieving market acceptance will require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general and administrative expenses and there can be no assurance that we will have the resources necessary to undertake such efforts effectively. Failure to gain market acceptance for new products could impede our ability to maintain or grow current revenue levels, reduce profits, adversely affect the image of our brands, erode our competitive position and result in long-term harm to our business.

Opening and operating additional retail stores are subject to numerous risks including the dependency on customer traffic in shopping malls; declines in revenue of such retail stores could adversely affect our profitability.

In recent years, we have significantly expanded and intend to continue the expansion of our retail sales channel. Opening retail stores globally involves substantial investment, including the construction of leasehold improvements, furniture and fixtures, equipment, information systems, inventory and personnel. Operating global retail stores incurs fixed costs; if we have insufficient sales, we may be unable to reduce such fixed costs and avoid losses or negative cash flows. Due to the high fixed cost structure associated with the retail segment, negative cash flows or the closure of a store could result in write downs of inventory, impairment of leasehold improvements, impairment losses on other long-lived assets, severance costs, significant lease termination costs or the loss of working capital, which could adversely impact our financial position, results of operations or cash flows. Our ability to recover the investment in and expenditures of our retail operations can be adversely affected if sales at our retail stores are lower than anticipated.

In addition, our ability to open new stores successfully depends on our ability to identify suitable store locations, negotiate acceptable lease terms, hire, train and retain store personnel and satisfy the fashion preferences in new geographic areas. Many of our retail stores are located in shopping malls where we depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. We cannot control the success of individual malls and an increase in store closures by other retailers may lead to mall vacancies and reduced foot traffic. Reduced customer traffic could reduce sales of existing retail stores or hinder our ability to open retail stores in new markets, which could negatively affect our operating results.

Our revolving credit facility contains financial covenants that require us to maintain certain financial metrics and ratios and restrictive covenants that limit our flexibility. A breach of those covenants may cause us to be in default under the facility, and our lenders could foreclose on our assets.

The credit agreement for our revolving credit facility requires us to maintain a certain leverage ratio at all times and a minimum fixed charge coverage ratio on a quarterly basis. A failure to maintain current revenue levels or an inability to control costs could negatively impact our ability to meet these financial covenants and, if we breach such covenants or any of the restrictive covenants described below, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the revolving credit facility. We might not have sufficient assets to repay such indebtedness upon a default. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets, all of which secure our indebtedness under the revolving credit facility.

The credit agreement also contains certain restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things incur additional debt, sell, lease or transfer our assets, pay dividends, make capital expenditures and investments, guarantee debt or obligations, create liens, enter into transactions with our affiliates and enter into certain merger, consolidation or other reorganizations transactions. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions.

We manufacture a portion of our products which causes us to incur greater fixed costs. Any difficulties or disruptions in our manufacturing operations could adversely affect our sales and results of operations.

We produce a portion of our footwear products at our internal manufacturing facilities in Mexico and Italy. Ownership of these facilities adds fixed costs to our cost structure which are not as easily scalable as variable costs. In addition, the manufacture of our products from Croslite requires the use of a complex process and we may experience difficulty in producing footwear that meets our high quality control standards. We will be required to absorb the costs of manufacturing and disposing of products that do not meet our quality standards. Any increases in our manufacturing costs could adversely impact our profit margins. Furthermore, our manufacturing capabilities are subject to many of the same risks and challenges faced by our third party manufacturers (as noted in the risk factor below), including our ability to scale our production capabilities to meet the needs of our customers. Our manufacturing may also be disrupted for reasons beyond our control, including work stoppages, fires, earthquakes, floods or other natural disasters. Any disruption to our manufacturing operations will hinder our ability to deliver products to our customers in a timely manner and could have a material and adverse effect on our business and results of operations.

We depend heavily on third party manufacturers located outside the U.S.

Third party manufacturers located in China and Eastern Europe produce most of our footwear products. We depend on the ability of these manufacturers to finance the production of goods ordered, maintain adequate manufacturing capacity and meet our quality standards. We compete with other companies for the production capacity of our third party manufacturers, and we do not exert direct control over the manufacturers’ operations. As such, we have experienced at times, delays or inabilities to fulfill customer demand and orders, particularly in China. We cannot guarantee that any third party manufacturer will have sufficient production capacity, meet our production deadlines or meet our quality standards.

In addition, we do not have long-term supply contracts with these third party manufacturers and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third party manufacturers. Foreign manufacturing is subject to additional risks, including transportation delays and interruptions, work stoppages, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, changes in governmental policies and the imposition of tariffs, import and export controls and other non-tariff barriers. We may not be able to offset any interruption or decrease in supply of our products by increasing production in our internal manufacturing facilities due to capacity constraints, and we may not be able to substitute suitable alternative third party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, more expensive transportation methods, such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in transportation costs. Increases in the price of petroleum products can adversely affect our profit margins.

In addition, because a large portion of our footwear products is manufactured in China, the possibility of adverse changes in trade or political relations between the U.S. and China, political instability in China, increases in labor costs, or adverse weather conditions could significantly interfere with the production and shipment of our products, which would have a material adverse affect on our operations and financial results.

Our third party manufacturing operations must comply with labor, trade and other laws; failure to do so may adversely affect us.

We require our third party manufacturers to meet our quality control standards and footwear industry standards for working conditions and other matters, including compliance with applicable labor, environmental and other laws. However, we do not control our third party manufacturers or their respective labor practices. A failure by any of our third party manufacturers to adhere to quality standards or labor, environmental and other laws could cause us to incur additional costs for our products, generate negative publicity, damage our reputation and the value of our brand and discourage customers from buying our products. We also require our third party manufacturers to meet certain product safety standards. A failure by any of our third party manufacturers to adhere to such product safety standards could lead to a product recall which could result in critical media coverage and harm our business and reputation and could cause us to incur additional costs.

In addition, if we or our third party manufacturers violate U.S. or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of our import privileges. Possible violations of U.S. or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results. We cannot predict whether additional U.S. or foreign customs quotas, duties, taxes or other changes or restrictions will be imposed upon the importation of foreign produced products in the future or what effect such actions could have on our business, financial condition or results of operations.

We conduct significant business activity outside the U.S. which exposes us to foreign currency and other risks.

A significant portion of our revenues is from foreign sales. Our ability to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations as well as the difficulties associated with promoting products in unfamiliar cultures. In addition to foreign manufacturing, we operate retail stores and sell our products to retailers outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks, including tariffs, anti-dumping fines, import and export controls, and other non-tariff barriers such as quotas and local content rules; delays associated with the manufacture, transportation and delivery of products; increased transportation costs due to distance, energy prices, or other factors; delays in the transportation and delivery of goods due to increased security concerns; restrictions on the transfer of funds; restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information; changes in governmental policies and regulations; political unrest, changes in law, terrorism, or war, any of which can interrupt commerce; expropriation and nationalization; difficulties in managing foreign operations effectively and efficiently from the U.S.; and difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions. In addition, we are subject to customs laws and regulations with respect to our export and import activity which are complex and vary within legal jurisdictions in which we operate. We cannot assure that there will be no control failure around customs enforcement despite the precautions we take. We are currently subject to an audit by the U.S. Customs Service for prior periods. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit and could result in a substantial fines and penalties, which could have an adverse effect on our financial position and results of operations.

Foreign currency fluctuations could have a material adverse effect on our results of operations and financial condition.

As a global company, we have significant revenues, costs, assets, liabilities and intercompany balances denominated in currencies other than the U.S. dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. dollars.

Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in lower revenues, product price pressures and increased losses from currency exchange rates. Price increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability as most of our purchases from third party suppliers are denominated in U.S. dollars. Currency exchange rate fluctuations could also disrupt the business of the third party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. While we enter into foreign currency exchange forward contracts as economic cash flow hedges to reduce our exposure to changes in exchange rates, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

Our financial success may be limited to the strength of our relationships with our wholesale customers and to the success of such wholesale customers.

Our financial success is significantly related to the willingness of our current and prospective wholesale customers to carry our products. We do not have long term contracts with any of our wholesale customers. Sales to our wholesale customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our customers’ orders in a timely manner, the sales of our products and our relationships with those customers may suffer. This could have a material adverse effect on our product sales and ability to grow our product lines.

Changes in the global credit market could also affect our customers’ liquidity and capital resources and their ability to meet payment obligations to us which could have a material adverse impact on our cash flows and capital resources. We continue to monitor our accounts receivable aging and record reserves against such receivables as we deem appropriate. Additionally, many of our wholesale customers compete with each other. If they perceive that we are offering their competitors better pricing and support, they may reduce purchases of our products. Moreover, we compete directly with our wholesale customers by selling our products directly to consumers over the internet and through our company-operated retail locations. If our wholesale customers believe that our direct sales to consumers divert sales from their stores, our relationships with such customers may weaken and cause them to reduce purchases of our products. As we continue to grow our consumer direct channels (company-operated retail and internet) this issue could be exacerbated.

We depend on a limited number of suppliers for key production materials, and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.

We depend on a limited number of sources for the primary materials used to make our footwear. We source the elastomer resins that constitute the primary raw materials used in compounding Croslite, which we use to produce our footwear products, from multiple suppliers. If the suppliers we rely on for elastomer resins were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production cycle, if at all. We are also subject to market issues related to supply and demand for our raw materials. We may have to pay substantially higher prices in the future for the elastomer resins or any substitute materials we use, which would increase our production costs and could have a significantly adverse impact on our profit margins and results of operations. If we are unable to obtain suitable elastomer resins or if we are unable to procure sufficient quantities of the Croslite material, we may not be able to meet our production requirements in a timely manner or may need to modify our product characteristics resulting in less favorable market acceptance which could result in lost potential sales, delays in shipments to customers, strained relationships with customers and diminished brand loyalty.

Failure to adequately protect our trademarks and other intellectual property rights and counterfeiting of our brands could divert sales, damage our brand image and adversely affect our business.

We utilize trademarks, trade names, copyrights, trade secrets, issued and pending patents and trade dress and designs on nearly all of our products. We believe that having distinctive marks that are readily identifiable is important to our brand, our success and our competitive position. The laws of some countries, for example, China, do not protect intellectual property rights to the same extent as do U.S. laws. We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging another party’s products on the basis of trademark or design or utility patent infringement, particularly in some foreign countries, or if we are required to change our name or use a different logo, continued sales of such competing products by third parties could harm our brand and adversely impact our business, financial condition, revenues and results of operations by resulting in the shift of consumer preference away from our products. If our brands are associated with inferior counterfeit reproductions, the integrity of our brands could be adversely affected. Furthermore, our efforts to enforce our intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the U.S., and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

We also rely on trade secrets, confidential information and other unpatented proprietary information related to, among other things, the formulation of the Croslite material and product development, particularly where we do not believe patent protection is appropriate or obtainable. Using third party manufacturers and compounding facilities may increase the risk of misappropriation of our trade secrets, confidential information and other unpatented proprietary information. The agreements we use in an effort to protect our intellectual property, confidential information and other unpatented proprietary information may be ineffective or insufficient to prevent unauthorized use or disclosure of such trade secrets and information. A party to one of these agreements may breach the agreement and we may not have adequate remedies for such breach. As a result, our trade secrets, confidential information and other unpatented proprietary information may become known to others, including our competitors. Furthermore, our competitors or others may independently develop or discover such trade secrets and information, which would render them less valuable to us.

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers’ orders, either of which could adversely affect our business.

The footwear industry is subject to cyclical variations, consolidation, contraction and closings, as well as fashion trends, rapid changes in consumer preferences, the effects of weather, general economic conditions and other factors affecting demand and possibly impairing our brand image. These factors make it difficult to forecast consumer demand. If we overestimate demand for our products, we may be forced to liquidate excess inventories at discounted prices resulting in lower gross margins. Conversely, if we underestimate consumer demand, we could have inventory shortages which can result in lower sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our business and results of operations.

We have substantial cash requirements in the U.S.; however, a majority of our cash is generated and held outside of the U.S. The consequential risks of holding cash abroad could adversely affect our financial condition and results of operations.

We have substantial cash requirements in the U.S., but the majority of our cash is generated and held abroad. We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position. Cash held outside of the U.S. is primarily used for the ongoing operations of the business in the locations in which the cash is held. Most of the cash held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, may have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity. Since repatriation of such cash is subject to limitations and may be subject to significant taxation, we cannot be certain that we will be able to repatriate such cash on favorable terms or in a timely manner. If we incur operating losses on a continued basis and require cash that is held in international accounts for use in our U.S. operations, a failure to repatriate such cash in a timely and cost-effective manner could adversely affect our business, financial condition and results of operations.

We have been named as a defendant in a securities class action lawsuit that may result in substantial costs and could divert management’s attention.

Starting in November 2007, certain stockholders filed several purported shareholder class actions in the U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Exchange Act based on alleged statements made by us between July 27, 2007 and October 31, 2007. We and certain of our current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007; several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the Court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint alleges that, during the Class Period, defendants made false and misleading public statements about us and our business and prospects and that, as a result, the market price of our stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded our stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, interest and an award of attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. While a final judgment was thereafter entered, the plaintiffs have appealed and are challenging the court’s February 28, 2011 order in the United States Court of Appeals for the Tenth Circuit. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome of the matter or estimate the amount or range of potential loss, if any. It is possible that this action could be resolved adversely to us. Risks associated with legal liability are often difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. We may, in the future, be the target of additional proceedings and the present or future proceedings may result in substantial costs and divert management’s attention and resources that are needed to successfully run our business.

We are subject to periodic litigation, which could result in unexpected expense of time and resources.

From time to time, we are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees. In the past, securities class action litigation has been brought against us. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Our quarterly revenues and operating results are subject to fluctuation as a result of a variety of factors, including seasonal variations, which could increase the volatility of the price of our common stock.

Sales of our products are subject to seasonal variations and are sensitive to weather conditions. As a significant portion of our revenues are attributable to footwear styles that are more suitable for fair weather, we typically experience our highest sales activity during the second and third quarters of the calendar year, when there is a revenue concentration in countries in the northern hemisphere. While we continue to create new footwear styles that are more suitable for cold weather, the effects of favorable or unfavorable weather on sales can be significant enough to affect our quarterly results which could adversely affect our common stock price. Quarterly results may also fluctuate as a result of other factors, including new style introductions, general economic conditions or changes in consumer preferences. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and revenues for any particular period may fluctuate. This could lead to results outside of analyst and investor expectations, which could increase volatility of our stock price.

We may fail to meet analyst expectations, which could cause the price of our stock to decline.

Our common stock is traded publicly and various securities analysts follow our financial results and frequently issue reports on us which include information about our historical financial results as well as their estimates of our future performance. These estimates are based on their own opinions and are often different from management’s estimates or expectations of our business. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.

We may fail to protect the integrity and security of customer and associate information.

We routinely possess sensitive customer and associate information and, while we have taken reasonable and appropriate steps to protect that information, if our security procedures and controls were compromised, it could harm our business, reputation, results of operations and financial condition and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

We depend on key personnel, the loss of whom would harm our business.

The loss of the services and expertise of any key employee could harm our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. In addition, we must successfully integrate any newly hired management personnel within our organization in order to achieve our operating objectives. Changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. We have experienced significant management turnover in recent years. Turnover of senior management can adversely impact our stock price, our results of operations and our client relationships and may make recruiting for future management positions more difficult. In some cases, we may be required to pay significant amounts of severance to terminated management employees.

Our current management information systems may not be sufficient for our business and planned system improvements may not be successfully implemented on a timely basis or be sufficient for our business.

We are in the process of implementing numerous information systems designed to support several areas of our business, including warehouse management, order management, retail point-of-sale and internet point-of-sale as well as various systems that provide interfaces between these systems. These systems are intended to assist in streamlining our operational processes and eliminating certain manual processes. However, for certain business planning, finance and accounting functions, we still rely on manual processes that are difficult to control and are subject to human error. We may experience difficulties in transitioning to our new or upgraded systems, including loss of data and decreases in productivity, as our personnel become familiar with these new systems. In addition, our management information systems will require modification and refinement as our business needs change which could prolong the difficulties we experience with systems transitions and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems to respond to changes in our business needs, our ability to properly run our business could be adversely affected.

Changes in tax laws and unanticipated tax liabilities and the results of tax audits or litigation could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world and any repatriation of non-US earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion and we could face significant adverse impact if our assumptions are incorrect and/or face significant cost to defend our practices from international and U.S. tax authorities. We are regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. Although we believe our tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in our historical income tax provisions and accruals, and we could be subject to assessments of additional taxes and/or substantial fines or penalties. The resolution of any audits or litigation could have an adverse effect on our financial position and results of operations.

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.

From time to time, we may invest in business infrastructure, acquisitions of new businesses and expansion of existing businesses, such as our retail operations, which require substantial cash investment and management attention. We believe cost effective investments are essential to business growth and profitability. However, significant investments are subject to typical risks and uncertainties inherent in acquiring or expanding a business. The failure of any significant investment to provide the returns or profitability we expect or the failure to integrate newly acquired businesses could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

Natural disasters could negatively impact our operating results and financial condition.

Natural disasters such as earthquakes, hurricanes, tsunamis or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including energy shortages and public health issues, could disrupt our operations or the operations of our vendors and other suppliers, or result in economic instability that may negatively impact our operating results and financial condition.

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

Our principal executive and administrative offices are located at 7477 East Dry Creek Parkway, Niwot, Colorado. We lease, rather than own, all of our facilities. We enter into short-term and long-term leases for kiosks, office, retail, manufacturing and warehouse space domestically and internationally. The terms of these leases include fixed monthly rents and/or contingent rents based on percentage of revenues, for our retail stores, and have expirations between 2012 and 2022. The general location, use and approximate size of our principal properties are given below.

Location	Use	Approximate Square Feet
Ontario, California	Warehouse	399,000
Leon, Mexico	Manufacturing/offices	219,000
Leon, Mexico	Warehouse	203,000
Rotterdam, the Netherlands	Warehouse	183,000
Niwot, Colorado	Corporate headquarters and regional offices	160,000
Narita, Japan	Warehouse	156,000
Tampere, Finland(1)	Warehouse/offices	61,000
Padova, Italy	EXO’s Regional offices/manufacturing facility	44,000
Melbourne, Australia(1)	Warehouse/offices	39,000
Shenzen, China	Manufacturing/offices	31,000
Den Haag, the Netherlands	Regional offices	27,000
Gordon’s Bay, South Africa	Warehouse/offices	24,000
Singapore	Regional offices	21,000
Moscow, Russia	Warehouse/offices	21,000
Tokyo, Japan	Regional offices	13,000

(1)	The warehouse facilities are fully or partially subleased.

In addition to the properties listed above, we maintain small branch sales offices in the United States, Canada, South America, the United Emirates, India, Hong Kong, Taiwan and Korea. We also lease retail space for 180 retail stores and 92 outlet stores and 158 kiosks and store in stores, globally.

ITEM 3.	Legal Proceedings

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs have appealed and are challenging the District Court’s February 28, 2011 order in the United States Court of Appeals for the Tenth Circuit. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome, or any potential liability, of the matter.

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and permission to appeal the judgment has been requested. Given that this phase of the proceedings only pertains to liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under UK law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the liability proceedings. Spectrum has not quantified its claim for compensation and damages and the amount will be assessed later in the proceedings. Such assessment may be stayed pending the outcome of an appeal on liability. If permission to appeal on liability is granted, a ruling on the appeal is expected to take between one and two years. If the appeal request is not granted, then a separate trial on damages will commence, with a resolution expected in the fourth quarter of 2012 or beyond.

We are currently subject to an audit by the U.S. Customs Service in respect of the period from 2006 to present. We anticipate that the U.S. Customs Service will present its audit report to us in the second half of 2012. At this time, we cannot accurately predict the ultimate outcome or estimate potential loss, if any related to this matter. If an unfavorable outcome were to occur, it may result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

We intend to vigorously defend these matters. Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001, is listed on the NASDAQ Global Select Market and trades under the stock symbol “CROX”. The following table shows the high and low sales prices of our common stock for the periods indicated.

Fiscal Year 2011 Three Months Ended	High	Low
March 31, 2011	$19.61	$15.28
June 30, 2011	26.04	17.88
September 30, 2011	32.47	23.12
December 31, 2011	$27.68	$14.20

Fiscal Year 2010 Three Months Ended	High	Low
March 31, 2010	$9.00	$5.81
June 30, 2010	12.28	8.38
September 30, 2010	14.08	9.88
December 31, 2010	$19.54	$12.88

Performance Graph

The following performance graph illustrates a five-year comparison of cumulative total return of our common stock, the NASDAQ Composite Index and the Dow Jones U.S. Footwear Index from December 31, 2006 through December 31, 2011. The graph assumes an investment of $100 on December 31, 2006 and assumes the reinvestment of all dividends and other distributions and reflects our stock prices post-stock split.

Comparison of Cumulative Total Return on Investment

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Crocs, Inc.	$100.00	$170.42	$5.74	$26.62	$79.26	$68.38
Nasdaq Composite Index	100.00	109.81	65.29	93.95	109.84	107.86
Dow Jones US Footwear Index	$100.00	$124.93	$89.46	$114.39	$149.76	$167.53

The Dow Jones U.S. Footwear Index consists of Crocs, Inc., NIKE, Inc., Deckers Outdoor Corp. and Wolverine World Wide, Inc. Because Crocs, Inc. is part of the Dow Jones U.S. Footwear Index, the price and returns of our stock have an effect on this index. The Dow Jones U.S. Footwear Index includes companies in the major line of business in which we compete. This index does not encompass all of our competitors or all of our product categories and lines of business.

The stock performance shown on the performance graph above is not necessarily indicative of future performance. We do not make nor endorse any predictions as to future stock performance.

Holders

The approximate number of stockholders of record of our common stock was 182 as of January 31, 2012. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Our financing arrangements also contain restrictions on our ability to pay cash dividends. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with covenants under any then-existing financing agreements.

ITEM 6.	Selected Financial Data

The following table presents selected historical financial data for each of our last five fiscal years. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page F-1 and with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in Item 7 of this Form 10-K.

	0000000000	0000000000	0000000000	0000000000	0000000000
	For the Year Ended December 31,
($ thousands, except per share data)	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data
Revenues	$1,000,903	$789,695	$645,767	$721,589	$847,350
Cost of sales	464,493	364,631	337,720	486,722	349,701
Restructuring charges	—	1,300	7,086	901	—

Gross profit	536,410	423,764	300,961	233,966	497,649
Selling, general and administrative expenses	402,769	342,121	311,592	341,518	268,978
Foreign currency transaction (gains) losses, net	(5,426)	(2,912)	(665)	25,438	(10,055)
Charitable contributions expense	2,034	840	7,510	1,844	959
Restructuring charges	—	2,539	7,623	7,664	—
Impairment charges	528	141	26,085	45,784	—

Income (loss) from operations	136,505	81,035	(51,184)	(188,282)	237,767
Gain on charitable contributions	(714)	(223)	(3,163)	—	—
Interest expense	853	657	1,495	1,793	438
Other (income) expense, net	(324)	(191)	(895)	(565)	(2,997)

Income (loss) before income taxes	136,690	80,792	(48,621)	(189,510)	240,326
Income tax (benefit) expense	23,902	13,066	(6,543)	(4,434)	72,098

Net income (loss) attributable to common stockholders	$112,788	$67,726	$(42,078)	$(185,076)	$168,228

Income (loss) per common share:
Basic	$1.27	$0.78	$(0.49)	$(2.24)	$2.08
Diluted	$1.24	$0.76	$(0.49)	$(2.24)	$2.00
Weighted average common shares:
Basic	88,317,898	85,482,055	85,112,461	82,767,540	80,759,077
Diluted	89,981,382	87,595,618	85,112,461	82,767,540	84,194,883

	December 31,
($ thousands)	2011	2010	2009	2008	2007
Consolidated Balance Sheets Data
Cash and cash equivalents	$257,587	$145,583	$77,343	$51,665	$36,335
Total assets	695,453	549,481	409,738	455,999	627,425
Long term obligations	48,370	35,613	35,462	35,303	15,864
Total stockholders’ equity	$491,780	$376,106	$287,620	$287,163	$444,113

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since the initial introduction and popularity of the Beach and Crocs Classic designs, we have expanded our Croslite products to include a variety of new styles and products and have further extended our product reach through the acquisition of brand platforms such as Jibbitz, LLC (“Jibbitz”) and Ocean Minded, Inc. (“Ocean Minded”). We continue to branch out into other types of footwear so as to bring a unique and original perspective to the consumer in styles that may be unexpected from Crocs. We believe this will help us to continue to build a stable year-round business as we look to offer more winter-oriented styles. Our marketing efforts surround specific product launches and employ a fully integrated approach utilizing a variety of media outlets, including print and online. Our marketing efforts drive business to both our wholesale partners and our company-operated retail and internet stores, ensuring that our presentation and story are first class and drive purchasing at the point of sale.

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

Financial Highlights

During the year ended December 31, 2011, revenues increased $211.2 million, or 26.7%, compared to the same period in 2010, and exceeded $1.0 billion for the first time in the history of our business. This revenue growth was driven by expansion in all three of our operating segments as we focused on improving average footwear selling prices with new product styles, the expansion of existing and new wholesale accounts and the continued expansion of our direct-to-consumer sales channels.

Also during the year ended December 31, 2011, diluted earnings per share improved to $1.24 compared to $0.76 during the same period in 2010 and operating margin increased to 13.6% from 10.3% which were both driven by improved leverage from selling, general and administrative expenses while gross margin remained relatively flat.

These financial improvements resulted from stronger sales in each of our geographic operating segments and more effective marketing and merchandising programs, ongoing investment in the growth of our retail and internet channels which have historically yielded higher margins. They also reflect strong global demand for our diversified product line as we continue to transform Crocs brand awareness to an all-season footwear brand despite a difficult global economic selling environment and increased global competition from footwear manufacturers and retailers. As a percentage of total revenues, sales generated from the clog silhouette sales continued to decrease with the expansion of our product line. For the year ended December 31, 2011, clog silhouette revenues made up 48.5% of total footwear revenues (excluding 3.2% of revenues generated from clogs with licensed marks and B-grade or other discounted clog styles), down from 53.7% during the same period in 2010 (excluding 3.3% of revenues generated from clogs with licensed marks and B-grade or other discounted clog styles).

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

	Year Ended December 31,		Change
($ thousands, except per share data)	2011	2010	$	%
Revenues	$1,000,903	$789,695	$211,208	26.7%
Cost of sales	464,493	364,631	99,862	27.4
Restructuring charges	—	1,300	1,300	100.0

Gross profit	536,410	423,764	112,646	26.6
Selling, general and administrative expenses	402,769	342,121	60,648	17.7
Foreign currency transaction (gains) losses, net	(5,426)	(2,912)	(2,514)	(86.3)
Restructuring charges	—	2,539	(2,539)	(100.0)
Asset impairment charges	528	141	387	274.5
Charitable contributions	2,034	840	1,194	142.1

Income (loss) from operations	136,505	81,035	55,470	68.5
Interest expense	853	657	196	29.8
Other, net	(1,038)	(414)	(624)	(150.7)

Income (loss) before income taxes	136,690	80,792	55,898	69.2
Income tax (benefit) expense	23,902	13,066	10,836	82.9

Net income (loss)	$112,788	$67,726	$45,062	66.5%

Net income (loss) per basic share	$1.27	$0.78	$0.49	62.8%

Net income (loss) per diluted share	$1.24	$0.76	$0.48	63.2%

Gross margin	53.6%	53.7%	(7) bps	(0.1)%
Operating margin	13.6%	10.3%	338 bps	32.9%

Revenues. The following table sets forth revenues by channel, footwear average selling price and unit sales for the years ended December 31, 2011 and 2010.

	Year ended December 31,		Change
($ millions, except footwear average selling price)	2011	2010	$	%
Wholesale channel revenue	$598.4	$481.8	$116.6	24.2%
Retail channel revenue	306.7	232.9	73.8	31.7
Internet channel revenue	$95.9	$75.0	$20.9	27.9%

Footwear unit sales	47.7	42.6	5.1	12.0%
Footwear average selling price	$20.04	$17.69	$2.35	13.3%

During the year ended December 31, 2011, revenues increased $211.2 million, or 26.7%, compared to the same period in 2010, primarily due to an increase of 5.1 million, or 12.0%, in global footwear unit sales and an increase of $2.35, or 13.3%, in footwear average selling price.

Revenues by Channel. During the year ended December 31, 2011, revenues from our wholesale channel increased $116.6 million, or 24.2%, which was primarily driven by strong demand in all three operating segments, particularly Asia. Revenues from our retail channel increased $73.8 million, or 31.7%, as we continued to grow our retail presence by opening new retail stores. We also continue to close certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line. Revenues from our internet channel increased $20.9 million, or 27.9%, primarily driven by increased internet sales in the Americas and Europe operating segments.

The table below illustrates the overall growth in the number of our company-operated retail locations as of December 31, 2011 and 2010.

	December 31,
	2011	2010	Change
Type:
Kiosk/Store in Store	158	164	(6)
Retail Stores	180	138	42
Outlet Stores	92	76	16

Total	430	378	52
Geography:
Americas	197	197	—
Asia	198	159	39
Europe	35	22	13

Total	430	378	52

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Average foreign currency exchange rates during the year ended December 31, 2011 increased revenue by $39.0 million as compared to the same period in 2010. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into the U.S. dollar.

Gross profit. During the year ended December 31, 2011, gross profit increased $112.6 million, or 26.6%, compared to the same period in 2010, which was primarily attributable to the 12.0% increase in sales volume and 13.3%, in footwear average selling price as margin remained relatively flat year over year.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency, the U.S. dollar, during the year ended December 31, 2011 increased our gross profit by $22.2 million compared to the same period in 2010. We expect that sales at subsidiary companies with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into the U.S. dollar.

Selling, General and Administrative Expenses and Foreign Currency Transaction (Gains)/Losses. Selling, general and administrative expenses increased $60.6 million, or 17.7%, during the year ended December 31, 2011 compared to the same period in 2010 primarily due to (i) an increase of $29.3 million in salaries and related costs resulting from higher global headcount, (ii) an increase of $20.0 million in rent and building related costs, both of which resulted from continued growth in the number of company-operated retail stores and (iii) an increase of $6.5 million in contract labor which was primarily attributable to higher internet channel outsourced services, increased costs associated with contracted customer service and sales support, and other costs associated IT support and process improvement. As a percentage of revenues, selling, general and administrative expenses decreased 7.1%, or 310 basis points, to 40.2% in 2011 from 43.3% in 2010. Foreign currency transaction gains increased $2.5 million, or 86.3%, primarily due to a correction related to an error in the classification of certain intercompany receivables and payables balances that should have been deemed permanently invested in certain prior periods. See Note 16 – Unaudited Quarterly Consolidated Financial Information for further discussion.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the year ended December 31, 2011 increased selling, general and administrative expenses by approximately $10.3 million as compared to the same period in 2010.

Restructuring charges. Restructuring charges decreased by $3.8 million during the year ended December 31, 2011 compared to the same period in 2010 as we had no restructurings during 2011. The 2010 restructuring charges consisted of $2.0 million in severance costs related to the departure of a former executive and $1.8 million related to a change in estimate of our original accrual for lease termination costs for our office facility in Canada, which was closed in 2008.

Income tax (benefit) expense. During the year ended December 31, 2011, income tax expense increased $10.8 million compared to the same period in 2010, which was primarily due to an increase in pre-tax income. In addition, the company recognized a one-time $3.6 million tax benefit recorded during the second quarter of 2011 as a result of a change in our international structure and a $3.0 million tax benefit recognized in the third quarter of 2010 due to a change in an international tax treaty which reduced certain taxes for which accruals had previously been made. Our effective tax rate of 17.5% for the year ended December 31, 2011 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between US and foreign jurisdictions.

Comparison of the Years Ended December 31, 2010 and 2009

Having experienced rapid revenue growth and difficulty meeting demand for our footwear products since inception, our revenue growth moderated in the first half of 2008 and subsequently decreased through the year ended December 31, 2009. During this time, our total revenues declined from $847.4 million in the year ended December 31, 2007 to $645.8 million during the year ended December 31, 2009. Accordingly, we implemented a turnaround strategy in 2008, which continued through 2009 and 2010 and was aimed at aligning production and distribution capacities with revised demand projections, reducing costs and streamlining processes. As a result, we consolidated our global manufacturing facilities and distribution centers, reduced warehouse and office space, cut global workforce by 33% and reduced other discretionary spending. During 2009, we sold excess discontinued and impaired product inventories, much of which had been written down in 2008 to a level that we had considered realizable, at prices substantially higher than previously estimated. The consequential net effect of these sales was accretive to our gross profit in 2009. As a result of these and other actions taken as part of our turnaround strategy, we achieved improved year-over-year gross margin in 2009 as well as improved operating margin and net loss, despite weakened economic conditions during 2009. The benefits of our turnaround strategy continued through the year ended December 31, 2010, during which sales of discontinued and impaired product were at more normal levels.

Our turnaround strategy, as discussed above, had a considerable impact on our operating results for the years ended December 31, 2010 and 2009. The following summarizes specific significant items related to the implementation of this strategy as well as other material events which should be considered in evaluating the comparability of such results.

•

Revenues and gross profit for the year ended December 31, 2009 were impacted by the effect of the sale of excess discontinued and impaired product inventories (much of which had been written down in 2008 to a level that we had considered realizable) at prices substantially higher than previously estimated. The net effect of these sales accretive to our gross profit during the year ended December 31, 2009 was $49.8 million. Although we were able to sell $58.3 million of this impaired product at higher than anticipated price levels, such sales were deeply discounted and consequently drove down footwear average selling price and revenues in 2009. During 2010 and 2008, sales of discontinued and impaired product were at more normal levels given seasonality and historical fluctuations in our business.

•

Cost of sales and selling, general and administrative expenses for the year ended December 31, 2009 were negatively impacted by $16.3 million due to our stock option tender offer (the “2009 Tender Offer”). In April 2009, we offered to purchase stock options with exercise prices equal to or greater than $10.50 per share for cash from certain eligible employees in order to restore the incentive value of our long-term performance award programs and in response to the fact that the exercise prices of a substantial number of outstanding stock options held by our employees far exceeded the market price of our common stock. As part of the 2009 Tender Offer, we repurchased 2.3 million stock options from employees and non-employee directors and recorded a charge of $16.3 million related to previously unrecognized share- based compensation expense for these tendered and cancelled options. Of this $16.3 million charge, $13.3 million was recorded to selling, general and administrative expenses and $3.0 million was recorded to cost of sales.

•

Selling, general and administrative expenses for the year ended December 31, 2009 were negatively impacted by $3.9 million due to an error in our calculation of share-based compensation expense for prior periods. This error resulted in an accumulated $6.0 million understatement of share-based compensation expense, with a corresponding understatement of additional paid in capital, of which $2.0 million was partially offset as a consequence of adjustments made pursuant to the 2009 Tender Offer. Consequently, we recorded an additional $3.9 million in share-based compensation during the fourth quarter of 2009 to correct the balance of this error. We do not believe that these errors or related corrections are material to our previously issued historical consolidated financial statements for 2008 or our quarterly or annual results for 2009.

•

During 2009, the implementation of our turnaround strategy resulted in significantly higher restructuring costs and asset impairment charges as we consolidated global distribution centers, warehouse and office space and assessed the useful life and carrying value recoverability of certain assets we no longer intended to utilize, including molds, tooling, equipment and other assets. These costs decreased during 2010 as our turnaround strategy implementation came to an end. The portions of restructuring and impairment related to manufacturing assets are recognized in cost of sales on the consolidated statements of operations. The portions related to non-product, non-manufacturing assets are reflected in restructuring charges and asset impairment charges as appropriate, on the consolidated statements of operations.

	Year Ended December 31,		Change
($ thousands, except per share data)	2010	2009	$	%
Revenues	$789,695	$645,767	$143,928	22.3%
Cost of sales	364,631	337,720	26,911	8.0
Restructuring charges	1,300	7,086	(5,786)	(81.7)

Gross profit	423,764	300,961	122,803	40.8
Selling, general and administrative expenses	342,121	311,592	30,529	9.8
Foreign currency transaction (gains) losses, net	(2,912)	(665)	(2,247)	(337.9)
Restructuring charges	2,539	7,623	(5,084)	(66.7)
Asset impairment charges	141	26,085	(25,944)	(99.5)
Charitable contribution expense	840	7,510	(6,670)	(88.8)

Income (loss) from operations	81,035	(51,184)	132,219	258.3
Interest expense	657	1,495	(838)	(56.1)
Other, net	(414)	(4,058)	3,644	89.8

Income (loss) before income taxes	80,792	(48,621)	129,413	266.2
Income tax (benefit) expense	13,066	(6,543)	19,609	299.7

Net income (loss)	$67,726	$(42,078)	$109,804	261.0%

Net income (loss) per basic share	$0.78	$(0.49)	$1.27	259.2%

Net income (loss) per diluted share	$0.76	$(0.49)	$1.25	255.1%

Gross margin	53.7%	46.6%	710 bps	15.2%
Operating margin	10.3%	(7.9)%	1,820 bps	229.9%

Revenues. Revenues increased $143.9 million, or 22.3%, during the year ended December 31, 2010 compared to the same period in 2009, due to a 15.8% increase in unit sales and a 6.6% increase in footwear average selling price per pair of shoes, as shown in the table below, both of which were driven by increased demand and improvements in the global economy. During the year ended December 31, 2009, we sold $58.3 million in discontinued and impaired products as we disposed of excess and impaired inventory as previously mentioned. The following table sets forth revenue by channel and by region as well as other revenue information for the years ended December 31, 2010 and 2009.

	Year ended December 31,		Change
($ millions, except footwear average selling price)	2010	2009	$	%
Wholesale channel revenue	$481.8	$404.5	$77.3	19.1%
Retail channel revenue	232.9	180.9	52.0	28.7
Internet channel revenue	$75.0	$60.4	$14.6	24.2%

Footwear unit sales	42.6	36.8	5.8	15.8%
Footwear average selling price	$17.69	$16.60	$1.09	6.6%

Revenues by Channel. During the year ended December 31, 2010, revenues from our wholesale channel grew by $77.3 million, or 19.1%, compared to the same period in 2009, particularly in the Americas and Asia, as demand for product continued to grow resulting from a stronger global economy, on-going efforts made to improve our wholesale customer relationships and market acceptance of our new product line. Revenues from our company-operated retail locations increased $52.0 million, or 28.7%, during the year ended December 31, 2010 compared to the same period in 2009, which was driven by the expanded availability of product to our retail customer due to the increase in retail locations where we can better merchandise the full breadth and depth of our product line and improved pricing year over year. Revenues from our internet channel increased by $14.6 million, or 24.2%, primarily due to increased sales in our Europe segment, resulting from the addition of local language internet sites for France, Germany, Spain and Italy as well as stronger consumer demand. These increases were partially offset by revenue declines from our internet channel in Asia where we saw a drop in demand due to prolonged cold weather and an increase in imitation products in the region, particularly in Japan.

The table below illustrates the overall growth in the number of our company-operated retail locations as of December 31, 2010 and 2009.

	December 31,
	2010	2009	Change
Type:
Kiosk/Store in Store	164	170	(6)
Retail Stores	138	84	54
Outlet Stores	76	63	13

Total	378	317	61
Geography:
Americas	197	182	15
Asia	159	119	40
Europe	22	16	6

Total	378	317	61

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates during the year ended December 31, 2010 increased revenues by $22.2 million compared to the same period in 2009.

Gross Profit. During the year ended December 31, 2010 gross profit increased $122.8 million, or 40.8%, compared to the same period in 2009. Gross margin increased 15.1% to 53.7% during the year ended

December 31, 2010 compared to the same period in 2009. These increases are primarily attributable to a 15.8% increase in sales volume, a 6.6% increase in footwear average selling price and favorable shifts in product mix within the consumer direct channels toward higher margin products. The increase is also attributable to a decrease of $5.8 million in restructuring charges due to higher 2009 restructuring costs associated with the closures and consolidation our distribution spaces in the Americas and Europe segments. Additionally, we continue to increase shipments made directly from the factories to our wholesale customers and our retail channel which lower distribution costs. We realized improvements in gross profit during 2010 as factory direct shipment volume increased. Offsetting these increases was the accretive effect of impaired unit sales that took place during 2009 as previously discussed. The net effect of these sales during the year ended December 31, 2009 was $49.8 million. During 2010, retail and internet sales continued to increase as a percentage of total revenue. This trend contributed to higher gross margins as we were able to achieve a higher footwear average selling price in these channels while many of the fixed costs associated with operating our company-operated retail stores are included in selling, general and administrative expenses. Also during 2010, we sold a wide range of products which required additional materials, such as canvas, cloth lining and suede, and additional processes, such as stitching, to manufacture, thereby increasing our direct costs and lowering our gross margins on those products. As we continue to expand our portfolio and non-classic models become a larger portion of our business, we expect that our profit margins will be adversely affected.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates during the year ended December 31, 2010 increased our gross profit by $13.0 million compared to the same period in 2009.

Selling, General and Administrative Expenses and Foreign Currency Transaction (Gains)/Losses. Selling, general and administrative expenses increased $28.3 million, or 9.1%, in the year ended December 31, 2010 compared to the same period in 2009, primarily due to:

•	an increase of approximately $28.6 million in salaries, rent and other retail related costs largely driven by the expansion of our retail sales channel; and

•	an increase of approximately $15.9 million in costs related to our 2010 marketing campaign;

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

Asset Impairment Charges. During the year ended December 31, 2010, we recorded $0.1 million in impairment charges compared to $26.1 million in impairment charges recorded during the same period in 2009 due to the implementation of our turnaround strategy in 2009, as previously discussed. The 2009 charges primarily consisted of $18.1 million related to the write-off of obsolete molds, tooling, manufacturing and distribution equipment, sales and marketing assets and other distribution and manufacturing assets, largely associated with the consolidation of warehouse and distribution space; and $7.6 million related to the write-off of capitalized software, patents, trade names and other intangible assets that we no longer intended to utilize. Of the $26.1 million impairment charges recorded in 2009, $18.0 million related to assets previously depreciated or amortized to cost of sales.

Interest Expense. Interest expense decreased $0.8 million, or 56.1%, during the year ended December 31, 2010 compared to same period in 2009 primarily due to lower borrowing rates and lower borrowing balances under our current revolving credit facility.

Income Tax (Benefit) Expense. Income tax expense increased $19.6 million during the year ended December 31, 2010 compared to the same period in 2009 which was primarily due to an increase of $129.4 million in income before taxes. Our 2010 effective tax rate of 16.2% differs from the federal U.S. statutory rate because of differences in the statutory rates of foreign subsidiaries, certain items of revenue and/or expense for which there is a permanent difference in taxability treatment for financial reporting and tax purposes, and changes in the amount of valuation allowances resulting from changes in the company’s judgments about whether certain deferred tax assets are more likely than not to be realized. For a reconciliation between the federal U.S. statutory rate and our effective tax rate, see Note 11—Income Taxes in the accompanying notes to the consolidated financial statements.

Presentation of Reportable Segments

We have three reportable operating segments: Americas, Europe and Asia. Revenues of each of our reportable operating segments represent sales to external customers. We also have an “Other businesses” category which aggregates insignificant operating segments that do not meet the reportable threshold and represent manufacturing operations located in Mexico and Italy.

Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories to external customers. Revenues of the “Other businesses” category are primarily made up of intersegment sales which are eliminated when deriving total consolidated revenues. The remaining revenues for the “Other businesses” represent non-footwear product sales to external customers.

Segment operating income (loss) is the primary measure used by our chief operating decision (“CODM”) maker to evaluate segment operating performance and to decide how to allocate resources to segments. Segment performance evaluation is based primarily on segment results without allocating corporate expenses, or indirect general, administrative and other expenses. Segment operating income (loss) is a non-GAAP performance measure and is defined as operating income before asset impairment charges and restructuring costs not included in cost of sales. We consider segment operating income (loss) as a supplemental performance measure and useful information to investors because it reflects the operating performance of our business segments and excludes certain items that are not considered to be recurring in connection with the management of these segments such as asset impairment and restructuring charges not included in cost of sales. However, segment operating income (loss) should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our segment operating income (loss) may not be comparable to that of other companies, as they may use different methodologies for calculating segment operating income (loss).

The composition of our reportable segments is consistent with that used by our CODM to evaluate performance and allocate resources. During the fourth quarter of 2010, we changed the internal segment reports used by our CODM to separately illustrate performance metrics of the “Other businesses.” Segment information for all periods presented has been restated to reflect this change. Segment assets consist of cash and cash equivalents, accounts receivable and inventory as these assets make up the asset information used by the CODM. See Note 14—Operating Segments and Geographic Information in the accompanying notes to the financial statements for further details.

Comparison of the Years Ended December 31, 2011 and 2010

The following tables set forth information related to our reportable operating business segments for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
($ thousands)	2011	2010
Revenues:
Americas	$447,985	$377,080
Asia	381,767	284,814
Europe	170,967	127,713

Total segment revenues	1,000,719	789,607
Other businesses	184	88

Total consolidated revenues	$1,000,903	$789,695

Operating income (loss):
Americas	$77,362	$67,259
Asia	122,724	80,955
Europe	40,685	24,654

Total segment operating income (loss)	240,771	172,868
Other businesses(1)	(2,814)	(281)
Intersegment eliminations	(2,196)	(218)
Unallocated corporate and other(2)	(98,728)	(88,654)
Restructuring charges	—	2,539
Asset impairment charges	528	141

Total consolidated operating income (loss)	136,505	81,035
Interest expense	853	657
Gain on charitable contributions	(714)	(223)
Other (income) expense, net	(324)	(191)

Income (loss) before income taxes	$136,690	$80,792

(1)	During the year ended December 31, 2011, operating losses of Other businesses increased $2.5 million primarily due to a $2.6 million negative impact of fluctuations in foreign currencies.
(2)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the year ended December 31, 2011, Unallocated corporate and other expense increased $10.1 million compared to the same period in 2010, primarily due to a $4.7 million increase in salaries and wages due to higher corporate headcount, a $2.9 million increase in outside services primarily costs associated with IT support and process improvement, a $1.8 million increase in depreciation and amortization of unallocated corporate long-lived assets and a $1.2 million increase in marketing and travel costs.

Americas Operating Segment. During the year ended December 31, 2011, revenues from the Americas segment increased $70.9 million, or 18.8%, compared to the same period in 2010 primarily due to a 9.3% increase in footwear units sold, a 7.8% increase in average footwear selling price and a $2.7 million favorable impact from foreign currency fluctuations. Significant sales growth for the segment included an increase of $29.6 million, or 16.8%, in wholesale channel revenue and an increase of $32.9 million, or 23.2%, in retail channel revenue. Segment operating income increased by $10.1 million, or 15.0%, driven mainly by the revenue increase which was largely offset by a $15.9 million, or 11.9%, increase in selling, general and administrative expenses resulting from the continued expansion of the retail channel, a slight decrease in segment gross margin of approximately 2.9%, or 150 basis points, and a $0.4 million unfavorable net impact from foreign currency fluctuations.

Asia Operating Segment. During the year ended December 31, 2011, revenues from the Asia segment increased $97.0 million, or 34.0%, compared to the same period in 2010 primarily due to a 13.0% increase in average footwear selling price, a 10.6% increase in footwear units sold and a $27.4 million favorable impact from foreign currency fluctuations. Significant sales growth for the segment included an increase of $59.3 million, or 29.7% in wholesale channel revenue and an increase of $34.3 million, or 44.4%, in retail channel revenue. Segment operating income increased $41.8 million, or 51.6%, primarily due to the increase in revenues and a $15.6 million favorable net impact from foreign currency fluctuations which were partially offset by a $16.8 million, or 18.3% increase in selling, general and administrative expenses resulting from the continued expansion of the retail channel as segment gross margin remained relatively flat.

Europe Operating Segment. During the year ended December 31, 2011, revenues from the Europe segment increased $43.3 million, or 33.9%, compared to the same period in 2010 primarily due to a 23.2% increase in footwear units sold, a 4.8% increase in average footwear selling price and a $7.9 million favorable impact from foreign currency fluctuations. Significant sales growth for the segment included an increase of $27.6 million, or 28.2%, in wholesale channel revenue and an increase of $9.3 million, or 56.2%, in internet channel revenue. In addition, segment retail channel revenue grew $6.5 million, or 47.5%. Segment operating income increased $16.0 million, or 65.0%, primarily due to higher revenues, an increase in segment gross margin of approximately 4.7% or 200 basis points, and a $4.8 million favorable net impact from foreign currency fluctuations which were partially offset by a $7.9 million, or 19.6%, increase in selling, general and administrative expenses resulting from the continued expansion of the retail channel.

Comparison of the Years Ended December 31, 2010 and 2009

The following tables set forth information related to our reportable operating business segments for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
($ thousands)	2010	2009
Revenues:
Americas	$377,080	$301,365
Asia	284,814	237,502
Europe	127,713	105,996

Total segment revenues	789,607	644,863
Other businesses	88	904

Total consolidated revenues	$789,695	$645,767

Operating income (loss):
Americas	$67,259	$21,598
Asia	80,955	57,836
Europe	24,654	11,087

Total segment operating income (loss)	172,868	90,521
Other businesses(1)	(281)	76
Intersegment eliminations	(218)	(2,313)
Unallocated corporate and other(2)	(88,654)	(105,760)
Restructuring charges	2,539	7,623
Asset impairment charges	141	26,085

Total consolidated operating income (loss)	81,035	(51,184)
Interest expense	657	1,495
Gain on charitable contributions	(223)	(3,163)
Other (income) expense, net	(191)	(895)

Income (loss) before income taxes	$80,792	$(48,621)

(1)

During the year ended December 31, 2010, operating income for the Other businesses remained relatively flat compared to the same period in 2009 as the entities within this category are designed to operate on a break-even basis.

(2)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments; and costs of the same nature related to certain corporate holding companies For the year ended December 31, 2010, Unallocated corporate and other expense decreased $17.1 million, or 16.2%, compared to the same period in 2009, primarily due to a $22.4 million decrease in stock-based compensation (more fully discussed in Note 9 – Equity, in the accompanying notes to the consolidated financial statements) and a $5.3 million decrease in expenses associated with charitable contributions which were partially offset by a $4.6 million increase in legal costs and a $4.2 million increase in bonus expense as corporate bonuses were not distributed in 2009.

Americas Reportable Operating Segment. During the year ended December 31, 2010, revenues from the Americas segment increased $75.7 million, or 25.1%, compared to the same period in 2009 primarily due to a 21.3% increase in footwear units sold driven by increased demand and a net increase of 15 company-operated retail locations. Significant sales growth for the segment included an increase of $35.6 million, or 33.5%, in retail channel revenue and an increase of $34.7 million, or 23.2% in wholesale channel revenue. Changes in foreign currency exchange rates during the year ended December 31, 2010 increased segment revenues by $6.2 million compared to the same period in 2009.

Segment operating income for the Americas increased $45.7 million, or 211.4%, primarily due an 18.6% increase of segment gross margin as the increase in segment revenues outpaced the $13.4 million, or 8.0%, increase in cost of sales (excluding intersegment costs of sales) resulting from the use of more expensive materials and manufacturing processes as well as the accretive effect of impaired unit sales which took place during 2009. The increase in gross margin was partially offset by a $20.7 million, or 18.5%, increase in selling, general and administrative expenses resulting from the expansion of our retail sales channel and the 2010 fully-integrated marketing campaign. Changes in foreign currency exchange rates during the year ended December 31, 2010 increased segment operating income by $4.7 million compared to the same period in 2009.

Asia Reportable Operating Segment. During the year ended December 31, 2010, revenues from the Asia segment increased $47.3 million, or 19.9%, compared to the same period in 2009 primarily due to a 6.0% increase in footwear units sold and an increase of 6.4% in average footwear selling price which were driven by continued strong demand and a net increase of 40 company-operated retail locations which was partially offset by the negative impact of a prolonged cold weather season in parts of the region and a rise in imitation products in Japan. Significant channel growth for the segment included an increase of $33.3 million, or 20.0%, in wholesale channel revenue and an increase of $13.8 million, or 21.7% in retail channel revenue. Changes in foreign currency exchange rates during the year ended December 31, 2010 increased segment revenues by $18.5 million compared to the same period in 2009.

The Asia segment operating income increased $23.1 million, or 40.0%, primarily due to an increase of 7.8% in segment gross margin resulting from higher segment revenues and relatively flat costs of sales (excluding intersegment costs of sales). The increase in gross margin was partially offset by a $6.3 million, or 7.9% increase in selling, general and administrative expenses resulting from the expansion of our retail sales channel and the 2010 fully-integrated marketing campaign. Changes in foreign currency exchange rates during the year ended December 31, 2010 increased segment operating income by $0.6 million compared to the same period in 2009.

Europe Reportable Operating Segment. During the year ended December 31, 2010, revenues from the Europe segment increased $21.7 million, or 20.5%, compared to the same period in 2009 primarily due to an increase of 127.7% in footwear units sold and an increase of 5.7% in average footwear selling price which were driven by increased demand, the addition of local language internet sites for France, Germany, Spain and Italy and a net increase of 6 company-operated retail locations. Significant sales growth for the segment included an increase of $9.5 million, or 10.8%, in wholesale channel revenue and an increase of $8.8 million, or 115.8% in internet channel revenue. Changes in foreign currency exchange rates during the year ended December 31, 2010 decreased segment revenues by $4.3 million compared to the same period in 2009.

The Europe segment operating income increased $13.6 million, or 122.4%, primarily due to a 7.3% increase of segment gross margin driven by higher segment revenues which were partially offset by an increase of $13.6 million, or 24.9%, increase in cost of sales (excluding intersegment costs of sales) resulting from the use of more expensive materials and manufacturing processes as well as the accretive effect of impaired unit sales which took place during 2009. The increase in gross margin was partially offset by a $6.2 million, or 17.3% increase in selling, general and administrative expenses resulting from the expansion of our retail sales channel and the 2010 fully-integrated marketing campaign. Changes in foreign currency exchange rates during the year ended December 31, 2010 increased segment operating income by $2.7 million compared to the same period in 2009.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2011 increased 76.9% to $257.6 million compared to $145.6 million at December 31, 2010. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we also have a revolving credit facility with a syndicate of lenders, including PNC Bank, N.A. (“PNC”) (further discussed below), which currently provides us with up to $70.0 million in borrowings. Additional future financing may be necessary and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Revolving Credit Facility

On December 16, 2011, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of lenders, including PNC, which replaced our asset-backed line of credit. The Credit Agreement provides for a revolving credit facility of $70.0 million (the “Credit Facility”), which can be increased to $100.0 million subject to certain conditions. The Credit Facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and stock repurchases, and is currently set to mature in December 2016. Borrowings under the Credit Facility are secured by all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and intellectual property. Borrowings under the Credit Agreement bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.75% to 1.50% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.75% to 2.50% based on certain conditions. The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to LIBOR rate loans and contains certain customary restrictive and financial covenants. We were in compliance with these restrictive financial covenants as of December 31, 2011. As of December 31, 2011, we had $0.4 million of outstanding borrowings under the Credit Facility. As of December 31, 2010, we had an immaterial amount of outstanding borrowings under our previous Credit Facility. At December 31, 2011 and 2010, we had issued and outstanding letters of credit of $6.0 million and $1.0 million, respectively, which were reserved against the borrowing base.

Working Capital

As of December 31, 2011, accounts receivable increased $20.5 million to $84.8 million when compared to December 31, 2010, primarily due to higher sales in the fourth quarter of 2011 compared to the fourth quarter of 2010. Inventories increased $8.5 million, or 7.0%, to $129.6 million as of December 31, 2011 when compared to December 31, 2010, primarily due to the growth associated with the addition of 52 new retail locations and a 19.0% increase in order backlog.

Capital Assets

During the year ended December 31, 2011, capital expenditures decreased slightly to $41.6 million compared to $45.1 million during the same period in 2010 as the pace of our retail presence expansion through new retail stores has leveled off and as we transition the purchase of new molds and other tooling equipment related to new product manufacturing to our third party manufacturers with such costs realized as future product costs.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $179.4 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position with the exception of the expected repatriation of up to approximately $13.6 million in cash that was previously accrued for as a repatriation of 2010 foreign subsidiary current-year earnings. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of December 31, 2011, we held $235.7 million of our total $257.6 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $235.7 million, $39.3 million could potentially be restricted, as described above. If the remaining $196.4 million were to be immediately repatriated to the U.S., we would be required to pay approximately $40.7 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.5 million as of December 31, 2011), through a letter of credit that was issued to Finproject S.r.l.

The following table summarizes aggregate information about our contractual cash obligations as of December 31, 2011, excluding the letter of credit issued to Finproject S.r.l. (mentioned above).

	Payments due by period
($ thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$245,496	$56,903	$74,537	$47,979	$66,077
Inventory purchase obligations with third party manufacturers(1)	138,568	138,568	—	—	—
Estimated liability for uncertain tax positions	44,537	—	35,264	6,655	2,618
Minimum licensing royalties	7,530	6,734	796	—	—
Other contracts	6,308	2,190	1,851	1,503	764
Capital lease obligations	724	699	25	—	—
Long-term debt obligations	422	422	—	—	—

Total	$443,585	$205,516	$112,473	$56,137	$69,459

(1)

Includes $12.5 million in purchase commitments with certain third party manufacturers for yet-to-be-received finished product where title passes to us upon receipt and a commitment to re-purchase $4.3 million of raw materials from a certain third party manufacturer.

Off-Balance Sheet Arrangements

We had no material off balance sheet arrangements at December 31, 2011.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of financial condition and results of operations is based on the consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion pertains to accounting policies management believes are most critical to the portrayal of our financial condition and results of operations that require management’s most difficult, subjective or complex judgments.

Reserves for Uncollectible Accounts Receivable.  We make ongoing estimates related to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. Our estimates are based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant one-time events and historical write-off experience. Specific provisions are recorded for individual receivables when we become aware of a customer’s inability to meet its financial obligations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and we may experience changes in the amount of reserves we recognize for accounts receivable that we deem uncollectible. If the financial condition of some of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine that a smaller or larger reserve is appropriate, we would record a credit or a charge to selling, general and administrative expenses in the period in which we made such a determination.

Sales Returns, Allowances and Discounts.  We record reductions to revenue for estimated customer returns, allowances and discounts. Our estimated sales returns and allowances are based on customer return history and actual outstanding returns yet to be received. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales. We may accept returns from our wholesale and distributor customers on an exception basis at the sole discretion of management for the purpose of stock re-balancing to ensure that our products are merchandised in the proper assortments. Additionally, at the sole discretion of management, we may provide markdown allowances to key wholesale and distributor customers to facilitate the “in-channel” markdown of products where we have experienced less than anticipated sell-through. We also record reductions to revenue for estimated customer credits as a result of price mark-downs in certain markets. Fluctuations in our estimates for sales returns, allowances and discounts may be caused by many factors, including, but not limited to, fluctuations in our sales revenue, changes in demand for our products. Our judgment in determining these estimates is impacted by various factors including customer acceptance of our new styles, customer inventory levels, shipping delays or errors, known or suspected product defects, the seasonal nature of our products and macroeconomic factors affecting our customers. Because we cannot predict or control certain of these factors, the actual amounts of customer returns and allowances may differ from our estimates.

Inventory Valuation.  Inventories are valued at the lower of cost or market. Inventory cost is determined using the moving average cost method. At least annually, we evaluate our inventory for possible impairment using standard categories to classify inventory based on the degree to which we believe that the products may need to be discounted below cost to sell within a reasonable period. We base inventory fair value on several subjective and unobservable assumptions including estimated future demand and market conditions, as well as other observable factors such as current sell-through of our products, recent changes in demand for our product as well as shifting demand between the products we offer, global and regional economic conditions, historical experience selling through liquidation and “off-price” channels and the amount of inventory on hand. If the estimated inventory fair value is less than its carrying value, the carrying value is adjusted to market value and the resulting impairment charge is recorded in cost of sales on the consolidated statements of operations. The ultimate results achieved in selling excess and discontinued products in future periods may differ significantly from management’s fair value estimates. See Note 2—Inventories in the accompanying notes to the consolidated financial statements for additional information regarding inventory and impaired product.

Impairment of Long-Lived Assets.  We test long-lived assets to be held and used for impairment when events or circumstances indicate the carrying value of a long-lived asset may not be fully recoverable. Events that may indicate the impairment of a long-lived asset (or asset group, as defined below) include: (i) a significant decrease in its market price, (ii) a significant adverse change in the extent or manner in which it is being used or in its physical condition, (iii) a significant adverse change in legal factors or business climate that could affect its value, including an adverse action or assessment by a regulator, (iv) an accumulation of costs significantly in excess of the amount originally expected for its acquisition or construction, (v) its current period operating or cash flow losses combined with historical operating or cash flow losses or a forecast of its cash flows demonstrate continuing losses associated with its use, and (vi) a current expectation that, more likely than not, it will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If such facts indicate a potential impairment of a long-lived asset (or asset group), we assess the recoverability by determining if its carrying value exceeds the sum of its projected undiscounted cash flows expected from its use and eventual disposition over its remaining economic life. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between its carrying value and its fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. Fair value is determined by independent third party appraisals, the net present value of expected cash flows, or other valuation techniques as appropriate. Assets to be abandoned or from which no further benefit is expected are written down to zero at the time that the determination is made and the assets are removed entirely from service.

An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We have determined that the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities is at the retail store level for assets involved in our retail business. Our estimates of future cash flows over the remaining useful life of the asset group are based on management’s operating budgets and forecasts. These budgets and forecasts take into consideration inputs from our regional management related to growth rates, pricing, new markets and other factors expected to affect the business, as well as management’s forecasts for inventory, receivables, capital spending, and other cash needs. These considerations and expectations are inherently uncertain, and estimates included in our operating forecasts beyond a three to six month future period are extremely subjective. Accordingly, actual cash flows may differ significantly from our estimated future cash flows.

Impairment charges are driven by, among other things, changes in our strategic operational and financial decisions, global and regional economic conditions, demand for our product and other corporate initiatives which may eliminate or significantly decrease the realization of future benefits from our long-lived assets and result in impairment charges in future periods. Significant impairment charges recognized during a reporting period could have an adverse affect on our reported financial results

Impairment of Intangible Assets.  Intangible assets with indefinite lives are evaluated for impairment when events or changes in circumstances indicate that the carrying value may not be fully recoverable and at least annually. Intangible assets that are determined to have definite lives, such as customer relationships, core technology, capitalized software, patents and non-compete agreements are amortized over their useful lives and are evaluated for impairment only when events or circumstances indicate a carrying value may not be fully recoverable. Recoverability is based on the estimated future undiscounted cash flows of an asset. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between its carrying value and its fair value. Determination of the fair value of indefinite lived intangible assets involves a number of management assumptions including the expected future operating performance of our reporting units which may change in future periods due to technological changes, economic conditions, changes to our business operations, or the inability to meet business plans, among other things. The valuation is sensitive to the actual results of any of these uncertain factors which could be negatively affected and may result in additional impairment charges should the actual results differ from management’s estimates. See Note 4—Intangible Assets, in the accompanying notes to the consolidated financial statements for additional information regarding our intangible assets.

Share-based Compensation.  We estimate the fair value of our stock option awards using a Black Scholes valuation model, the inputs of which require various assumptions including the expected volatility of our stock price and the expected life of the option. The expected volatility assumptions are derived using our historical stock price volatility and the historical volatilities of competitors whose shares are traded in the public markets. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. If factors change and we use a different methodology for deriving the Black Scholes assumptions, our share- based compensation expense may differ materially in the future from that recorded in the current period. Additionally, we make certain estimates about the number of awards which will be made under performance based incentive plans. As a result, if other assumptions or estimates had been used, share-based compensation expense could have been materially impacted. Furthermore, if we use different assumptions in future periods, share-based compensation expense could be materially impacted in future periods. See Note 9—Equity in the accompanying notes to the consolidated financial statements for additional information regarding our share-based compensation.

Income Taxes.  We account for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The impact of an uncertain tax position that is more likely than not of being sustained upon examination by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. While the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. Undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. We have operated under a specific plan for reinvestment of undistributed earnings of our foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions. Should we change our plans, we would be required to record a significant amount of deferred tax liabilities. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. See Note 11—Income Taxes in the accompanying notes to the consolidated financial statements for additional information regarding our income taxes.

Recent Accounting Pronouncements.  See Note 1—Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements for recently adopted accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility, see Note 8—Bank Borrowings and Capital Lease Obligations in the accompanying notes to the consolidated financial statements for additional information. Borrowings under the revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.75% to 1.50% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.75% to 2.50% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the year ended December 31, 2011, the maximum amount borrowed under the Credit Facility was $16.2 million and the average amount of borrowings outstanding was $5.9 million. As of December 31, 2011, the amount of total borrowings outstanding under the revolving credit facility was $0.4 million. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the year ended December 31, 2011 would have increased by $0.1 million.

Fluctuations in the prevailing market interest rates, earned on our cash and cash equivalents and restricted cash balances during the year ended December 31, 2011, would have impacted the consolidated statements of operations by $0.1 million.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products and increase losses from currency exchange rates. A decrease of 1% in value of the U.S. dollar relative to foreign currencies would have increased income before taxes during the year ended December 31, 2011 by approximately $2.5 million. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the years ended December 31, 2011 and 2010.

We enter into foreign currency exchange forward contracts as economic cash flow hedges to reduce our exposure to the effect of changes in exchange rates on our operating results. The following table summarizes the notional amounts of the outstanding foreign currency exchange forward contracts at December 31, 2011 and 2010. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	December 31,
($ thousands)	2011	2010
Foreign currency exchange forward contracts by currency:
Japanese Yen	$27,500	$6,000
Euro	10,055	3,921
Mexican Peso	6,500	—
Pound Sterling	6,345	2,385

Total notional value, net	$50,400	$12,306

Latest maturity date	December 2012	March 2011

ITEM 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the “Index to Consolidated Financial Statements” on page 48.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Crocs, Inc.

Niwot, Colorado

We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 23, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 23, 2012

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011.

Code of Ethics

We have a written code of ethics in place that applies to all our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our business code of conduct and ethics policy is available on our website: www.crocs.com. We are required to disclose any change to, or waiver from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating any change to, or waiver from, our business code of conduct and ethics policy as permitted by applicable SEC rules.

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011, with the exception of those items listed below.

Securities Authorized for Issuance under Equity Compensation Plans

As shown in the table below, we reserved 3.3 million shares of common stock for future issuance on exercise of outstanding options under equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders(1)	3,331,031	$11.91	6,959,120
Equity compensation plans not approved by stockholders	—	—	—

Total	3,331,031	$11.91	6,959,120

(1)

On July 9, 2007, at the annual stockholders’ meeting, our stockholders approved the 2007 Equity Incentive Plan (the “2007 Plan”), which previously had been approved by our board of directors and which became effective as of July 19, 2007. On June 28, 2011, our stockholders approved an amendment to the 2007 Plan to increase the number of shares of our common stock available for issuance from 9.0 million shares to 15.3 million shares, subject to adjustment for future stock splits, stock dividends and similar changes in our capitalization. On April 27, 2005, our board of directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”). On January 10, 2006, our board of directors amended the 2005 Plan to increase the number of shares of our common stock available for issuance under the 2005 Plan from 11.7 million shares to 14.0 million shares. Following the adoption of the 2007 Plan, no future grants were made under the 2005 Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements

The consolidated financial statements filed as part of this report are listed on the “Index to Consolidated Financial Statements” on page 48.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

(3)	Exhibit list

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 12, 2007).

3.2	Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006 (File No. 333-127526)).

10.1*	Form of Indemnification Agreement between Crocs, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.2*	Crocs, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.3*	Amendment No. 1 to the 2005 Plan (incorporated herein by reference to Exhibit 10.2.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006 (File No. 333-127526)).

10.4*	Form of Notice of Grant of Stock Option under the 2005 Plan (incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.5*	Form of Notice of Grant of Stock Option for Non-Exempt Employees under the 2005 Plan (incorporated herein by reference to Exhibit 10.4 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.6*	Form of Stock Purchase Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.5 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.7*	Form of Stock Option Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.6 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.8*	Form of Restricted Stock Award Grant Notice under the 2005 Plan (incorporated herein by reference to Exhibit 10.7 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.9*	Form of Restricted Stock Award Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.8 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.10*	Form of Non Statutory Stock Option Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.9 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.11*	Crocs, Inc. Amended and Restated 2007 Senior Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Crocs, Inc.’s Annual Report on Form 10-K, filed on March 17, 2009).

Exhibit Number	Description

10.12*	2008 Cash Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 12, 2007).

10.13*	Crocs, Inc. 2007 Equity Incentive Plan (As Amended and Restated) (the “2007 Plan”) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 1, 2011).

10.14*	Form of Incentive Stock Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.15*	Form of Non-Statutory Stock Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.16*	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under the 2007 Plan (incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.17*	Form of Restricted Stock Unit Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 1, 2011).

10.18*	Employment Agreement, dated February 9, 2009, between Crocs, Inc. and John McCarvel (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on February 13, 2009).

10.19*	Employment Agreement, dated May 18, 2009, between Crocs, Inc. and Daniel P. Hart (incorporated herein by reference to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 5, 2010).

10.20	Amended and Restated Credit Agreement, dated December 16, 2011, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders (incorporated herein by reference to Crocs, Inc.’s Current Report on Form 8-K, filed on December 19, 2011).

21†	Subsidiaries of the registrant.

23.1†	Consent of Deloitte & Touche LLP.

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document**

101.SCH†	XBRL Taxonomy Extension Schema Document**

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Compensatory plan or arrangement

**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 23, 2012.

CROCS, INC. a Delaware Corporation

By:	/s/ JOHN P. MCCARVEL
Name: John P. McCarvel
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. MCCARVEL John P. McCarvel	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2012

/S/ JEFFREY J. LASHER Jeffrey J. Lasher	Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2012

/S/ W. STEPHEN CANNON W. Stephen Cannon	Director	February 23, 2012

/S/ RAYMOND D. CROGHAN Raymond D. Croghan	Director	February 23, 2012

/S/ RONALD L. FRASCH Ronald L. Frasch	Director	February 23, 2012

/S/ PETER A. JACOBI Peter A. Jacobi	Director	February 23, 2012

/S/ THOMAS J. SMACH Thomas J. Smach	Chairman of the Board	February 23, 2012

/S/ DOREEN A. WRIGHT Doreen A. Wright	Director	February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Crocs, Inc.

Niwot, Colorado

We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crocs, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 23, 2012

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ thousands, except per share amounts)	2011	2010	2009
Revenues	$1,000,903	$789,695	$645,767
Cost of sales	464,493	364,631	337,720
Restructuring charges	—	1,300	7,086

Gross profit	536,410	423,764	300,961

Selling, general and administrative expenses	402,769	342,121	311,592
Foreign currency transaction (gains) losses, net	(5,426)	(2,912)	(665)
Restructuring charges	—	2,539	7,623
Asset impairment charges	528	141	26,085
Charitable contributions expense	2,034	840	7,510

Income (loss) from operations	136,505	81,035	(51,184)
Interest expense	853	657	1,495
Gain on charitable contributions	(714)	(223)	(3,163)
Other (income) expense, net	(324)	(191)	(895)

Income (loss) before income taxes	136,690	80,792	(48,621)
Income tax benefit (expense)	23,902	13,066	(6,543)

Net income (loss)	$112,788	$67,726	$(42,078)

Income (loss) per common share (Note 12):
Basic	$1.27	$0.78	$(0.49)

Diluted	$1.24	$0.76	$(0.49)

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
($ thousands, except number of shares)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$257,587	$145,583
Accounts receivable, net of allowances of $15,508 and $10,249, respectively	84,760	64,260
Inventories	129,627	121,155
Deferred tax assets, net	7,047	15,888
Income tax receivable	5,828	9,062
Other receivables	20,295	11,637
Prepaid expenses and other current assets	20,199	13,429

Total current assets	525,343	381,014
Property and equipment, net	67,684	70,014
Intangible assets, net	48,641	45,461
Deferred tax assets, net	30,375	34,711
Other assets	23,410	18,281

Total assets	$695,453	$549,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,517	$35,669
Accrued expenses and other current liabilities	76,506	59,488
Deferred tax liabilities, net	2,889	17,620
Income taxes payable	8,273	23,084
Bank borrowings and current portion of capital lease obligations	1,118	1,901

Total current liabilities	155,303	137,762
Long term income tax payable	41,665	29,861
Other liabilities	6,705	5,752

Total liabilities	203,673	173,375

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 90,306,432 and 89,807,146 shares issued and outstanding, respectively, at December 31, 2011 and 88,600,860 and 88,065,859 shares issued and outstanding, respectively, at December 31, 2010	90	88
Treasury stock, at cost, 499,286 and 535,001 shares, respectively	(19,759)	(22,008)
Additional paid-in capital	293,959	277,293
Retained earnings	202,669	89,881
Accumulated other comprehensive income	14,821	30,852

Total stockholders’ equity	491,780	376,106

Total liabilities and stockholders’ equity	$695,453	$549,481

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Treasury Stock		Additional Paid in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock Holders Equity	Comprehensive Income (Loss)
($ thousands)	Shares	Amount	Shares	Amount
BALANCE—December 31, 2008	83,019	$84	524	$(25,022)	$232,037	$(246)	$64,233	$16,077	$287,163
Amortization of stock compensation (Note 9)	—	—	—	—	17,189	208	—	—	17,397
Tender offer (Note 9)	—	—	—	—	16,197	—	—	—	16,197
Forfeitures	(116)	—	—	—	(199)	38	—	—	(161)
Exercises of stock options and issuance of restricted stock awards (Note 9)	1,858	1	—	—	1,248	—	—	—	1,249
Adjustment for prior period RSA grants	939	—	—	—	—	—	—	—	—
Repurchase of common stock for tax withholding	(41)	—	41	(238)	—	—	—	—	(238)
Net loss	—	—	—	—	—	—	(42,078)	—	(42,078)	$(42,078)
Foreign currency translation	—	—	—	—	—	—	—	8,091	8,091	8,091

Total comprehensive loss										$(33,987)

BALANCE—December 31, 2009	85,659	$85	565	$(25,260)	$266,472	$—	$22,155	$24,168	$287,620
Amortization of stock compensation (Note 9)	—	—	—	—	7,594	—	—	—	7,594
Forfeitures	(454)	—	—	—	(288)	—	—	—	(288)
Exercises of stock options and issuance of restricted stock awards (Note 9)	2,908	3	(77)	3,673	3,515	—	—	—	7,191
Repurchase of common stock for tax withholding	(47)	—	47	(421)	—	—	—	—	(421)
Net income	—	—	—	—	—	—	67,726	—	67,726	$67,726
Foreign currency translation	—	—	—	—	—	—	—	9,048	9,048	9,048
Reclassification of cumulative foreign exchange translation adjustments to net income (Note 1)	—	—	—	—	—	—	—	(2,364)	(2,364)	(2,364)

Total comprehensive income										$74,410

BALANCE—December 31, 2010	88,066	$88	535	$(22,008)	$277,293	$—	$89,881	$30,852	$376,106
Amortization of stock compensation (Note 9)	—	—	—	—	8,928	—	—	—	8,928
Forfeitures	(149)	—	—	—	(435)	—	—	—	(435)
Exercises of stock options and issuance of restricted stock awards (Note 9)	1,912	2	(58)	2,739	8,173	—	—		10,914
Repurchase of common stock for tax withholding	(22)	—	22	(490)	—	—	—	—	(490)
Net income	—	—	—	—	—	—	112,788	—	112,788	112,788
Foreign currency translation	—	—	—	—	—	—	—	(16,031)	(16,031)	(16,031)

Total comprehensive income										96,757

BALANCE—December 31, 2011	89,807	$90	499	$(19,759)	$293,959	—	$202,669	$14,821	$491,780

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$112,788	$67,726	$(42,078)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,263	37,059	36,671
Unrealized (gain) loss on foreign exchange, net	(11,892)	1,334	(11,267)
Deferred income taxes	(819)	(4,999)	5,399
Asset impairment charges	528	141	26,027
Inventory write-down charges	—	—	2,568
Charitable contributions	2,034	840	7,424
Non-cash restructuring charges	—	196	2,196
(Recovery of) provision for doubtful accounts, net	(383)	2,204	1,316
Share based compensation	8,550	7,109	15,237
Share based compensation from 2009 Tender Offer	—	—	16,197
Other non-cash items	(189)	942	(3,924)
Changes in operating assets and liabilities:
Accounts receivable	(23,278)	(13,165)	(13,251)
Inventories	(13,328)	(27,908)	44,828
Prepaid expenses and other assets	(17,598)	2,230	(13,914)
Accounts payable	30,314	12,689	(17,387)
Accrued expenses and other liabilities	19,922	20,344	(19,304)
Accrued restructuring	(439)	(2,696)	1,208
Income taxes receivable	(1,097)	228	23,163

Cash provided by (used in) operating activities	142,376	104,274	61,109
Cash flows from investing activities:
Purchases of marketable securities	—	(5,654)	(1,502)
Sales of marketable securities	—	7,369	—
Cash paid for purchases of property and equipment	(27,718)	(31,257)	(20,054)
Proceeds from disposal of property and equipment	319	1,274	2,476
Cash paid for intangible assets	(13,922)	(13,848)	(6,973)
Restricted cash	(343)	38	322

Cash provided by (used in) investing activities	(41,664)	(42,078)	(25,731)
Cash flows from financing activities:
Proceeds from bank borrowings, net	316,595	83,100	293
Repayment of bank borrowings and capital lease obligations	(317,704)	(84,625)	(23,078)
Deferred debt issuance costs	(398)	—	(458)
Issuances of common stock	10,914	7,191	1,290
Repurchase of common stock for tax withholding	(490)	(421)	(238)

Cash provided by (used in) financing activities	8,917	5,245	(22,191)

Effect of exchange rate changes on cash	2,375	799	12,491

Net increase (decrease) in cash and cash equivalents	112,004	68,240	25,678
Cash and cash equivalents—beginning of year	145,583	77,343	51,665

Cash and cash equivalents—end of year	$257,587	$145,583	$77,343

Supplemental disclosure of cash flow information—cash paid during the year for:
Interest	$843	$639	$1,491

Income taxes	$26,632	$11,048	$12,392

Supplemental disclosure of non-cash, investing, and financing activities:
Assets acquired under capitalized leases	$—	$2,606	$1,760

Accrued purchases of property and equipment	$4,022	$1,826	$2,826

Accrued purchases of intangibles	$223	$3,786	$2,411

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Crocs, Inc. and its subsidiaries (collectively the “Company,” “we,” “our” or “us”) are engaged in the design, development, manufacturing, marketing and distribution of consumer products, primarily casual and athletic shoes and shoe charms, manufactured from specialty resins referred to as Croslite. Our wholly owned subsidiaries include, among others, EXO Italia (“EXO”), which designs and develops EVA (Ethylene Vinyl Acetate) based finished products, primarily for the footwear industry; Jibbitz, LLC (“Jibbitz”), a unique accessory brand with colorful snap-on charms specifically suited for our shoes; and Ocean Minded, Inc. (“Ocean Minded”), which designs, manufactures, markets and distributes high quality leather and EVA based sandals primarily for the beach, adventure and action sports markets.

Basis of Consolidation and Variable Interest Entities—The consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries as well as variable interest entities (“VIE”) for which we are the primary beneficiary after the elimination of intercompany accounts and transactions. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In 2007, we established a relationship with Shanghai Shengyiguan Trade, Ltd Co (“ST”) for the purpose of serving as a distributor of our products in the People’s Republic of China. We have determined that ST is a VIE for which we are the primary beneficiary because of our variable interest in the equity of ST and because we currently control all business activities and absorb all of the expected residual returns and expected losses of ST. All voting rights have been assigned to us and there is a transfer agreement under which all of the equity, assets, and liabilities of ST are to be transferred to us at our sole discretion, subject to certain conditions. As of December 31, 2011 and 2010, the consolidated financial statements included $1.2 million and $7.3 million in total assets of ST, respectively, which primarily consisted of cash and cash equivalents, inventory and receivables. These amounts were partially offset by $0.1 million and $0.2 million in total liabilities as of December 31, 2011 and 2010, respectively, which primarily consisted of accounts payable and accrued expenses, excluding liabilities related to the support provided by us. ST’s cash assets are restricted to the extent that the monetary laws of the People’s Republic of China limit our ability to utilize ST’s cash.

In April 2011, we and an unrelated third party formed Crocs Gulf, LLC (“Crocs Gulf”) for the purpose of selling our products in the United Arab Emirates. We have determined that Crocs Gulf is also a VIE for which we are the primary beneficiary due our variable interest in Crocs Gulf’s equity and because we currently control all of the VIE’s business activities and will absorb all of its expected residual returns and expected losses. All voting and dividend rights have been assigned to us. As of December 31, 2011, the consolidated financial statements included $1.4 million in total assets of Crocs Gulf which primarily consisted of cash and cash equivalents, inventory and property and equipment which were partially offset by an immaterial amount of total liabilities primarily consisting of accrued expenses, excluding intercompany payables.

Noncontrolling Interests—With the exception of Crocs India Private Limited (“Crocs India”) all of our subsidiaries are, in substance, wholly owned. Effective January 1, 2010, we sold our interests in Crocs India. During the year ended December 31, 2009, the non-controlling interests in Crocs India were immaterial and were included in other (income) expenses on the consolidated statements of income and in other liabilities on the consolidated balance sheets.

Change in Accounting Principle—Effective January 1, 2010, we changed our inventory valuation method for all inventories from the first-in, first-out (“FIFO”) cost method to the moving average cost method, which approximates FIFO. We believe the change to the moving average cost method is preferable because it results in better alignment with the physical flow of inventory than the FIFO methodology. We calculate moving average cost using an inventory information system which incorporates automated controls. The moving average method is used to value inventory by management when preparing budgets, reviewing actual and forecasted financial information and determining incentive management compensation. The moving average cost method results in substantially the same results of operations in each reporting period. Financial statements for periods ended on or before December 31, 2009 have not been retroactively adjusted due to immateriality. The impact of the change for the year ended December 31, 2010 was also immaterial.

Management Estimates—The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales returns, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, the assessment of lower of cost or market on inventory, useful lives assigned to long-lived assets, depreciation and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to tax matters and threatened or pending legal proceedings (see Note 15—Legal Proceedings). Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is deemed probable.

Concentrations of Risk—We are exposed to concentrations of risks in the following categories.

Cash and cash equivalents - Our cash and cash equivalents are maintained in several different financial institutions in amounts that typically exceed U.S. federally insured limits or in financial institutions in international jurisdictions where insurance is not provided and restrictions may exist.

As we are a global business, we have cash and cash equivalent balances which are located in various countries and are denominated in various currencies. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash and cash equivalent resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of December 31, 2011, we held $235.7 million of our total $257.6 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $235.7 million, $39.3 million could potentially be restricted, as described above.

Accounts receivable - We have not experienced any significant losses in such accounts and believe we are not exposed to significant credit risk. We consider any concentration of credit risk related to accounts receivable to be mitigated by our credit policy, the insignificance of outstanding balances owed by each individual customer at any point in time and the geographic dispersion of our customers.

Manufacturing sources - We rely on a limited source of internal and external manufacturers. Establishing a replacement source could require significant additional time and expense.

Suppliers of certain raw materials - We source the elastomer resins that constitute the primary raw materials used in compounding Croslite, which we use to produce our footwear products, from multiple suppliers. If the suppliers we rely on for elastomer resins were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production cycle, if at all. We may also have to pay materially higher prices in the future for the elastomer resins or any substitute materials we use, which would increase our production costs and could have a materially adverse impact on our margins and results of operations.

Fair Value—Fair value is the price that would be received from the sale of an asset or settlement of a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which a hypothetical sale or transfer would take place and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

The fair value hierarchy is made up of three levels of inputs which may be used to measure fair value: Level 1—observable inputs such as quoted prices for identical instruments in active markets; Level 2—observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model derived valuations in which all significant inputs are observable in active markets; and Level 3—unobservable inputs for which there is little or no market data and which require us to develop our own assumptions. We categorize fair value measurements within the fair value hierarchy based upon the lowest level of the most significant inputs used to determine such fair value measurement.

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

Inventories and long-lived assets such as property and equipment and intangible assets are also not required to be carried at fair value on a recurring basis. For a discussion of inventory estimated fair value see “Inventory Valuation” below. However, when determining impairment losses, the fair values of property and equipment and intangibles must be determined. For such determination, we use either an income approach with inputs that are mainly unobservable, such as expected future cash flows, or a market approach using observable inputs such as replacement cost or third party appraisals, as appropriate. Estimated future cash flows are based on management’s operating budgets and forecasts which take into consideration both observable and unobservable inputs including growth rates, pricing, new markets and other factors expected to affect the business, as well as management’s forecasts for inventory, receivables, capital spending, and other cash needs.

Cash and Cash Equivalents—Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the date of purchase. We consider receivables from credit card companies to be cash equivalents, if expected to be received within five days.

Accounts Receivable—Accounts receivable represent amounts due from customers. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, are not collateralized and do not bear interest. We use our best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant one-time events and historical non-collection experience. Specific provisions are recorded for individual receivables when we become aware of a customer’s inability to meet its financial obligations.

Inventory Valuation—Inventories are valued at the lower of cost or market. Inventory cost is determined using the moving average cost method. At least annually, we evaluate our inventory for possible impairment using standard categories to classify inventory based on the degree to which we believe that the products may need to be discounted below cost to sell within a reasonable period. We base inventory fair value on several subjective assumptions including estimated future demand and market conditions, as well as other observable factors such as current sell-through of our products, recent changes in demand for our products, global and regional economic conditions, historical experience selling through liquidation and price discounted channels and the amount of inventory on hand. If the estimated inventory fair value is less than its carrying value, the carrying value is adjusted to market value and the resulting impairment charge is recorded in cost of sales on the consolidated statements of operations. During the years ended December 31, 2011 and 2010, no inventory impairment charges were recorded. During the year ended December 31, 2009, we recorded $2.6 in inventory impairment charges. See Note 2—Inventories for further discussion related to inventory impairment charges.

Property and Equipment—Depreciation of property, equipment, furniture and fixtures is computed using the straight-line method based on estimated useful lives ranging from two to five years. Leasehold improvements are amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Depreciation of manufacturing assets such as molds and tooling is included in cost of sales on the consolidated statements of operations. Depreciation related to corporate, non-product and non-manufacturing assets is included in selling, general and administrative expenses on the consolidated statements of operations.

Impairment of Long-Lived Assets—Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset may not be fully recoverable. Events that may indicate the impairment of a long-lived asset (or asset group, as defined below) include; (i) a significant decrease in its market price, (ii) a significant adverse change in the extent or manner in which it is being used or in its physical condition, (iii) a significant adverse change in legal factors or business climate that could affect its value, including an adverse action or assessment by a regulator, (iv) an accumulation of costs significantly in excess of the amount originally expected for its acquisition or construction, (v) its current period operating or cash flow losses combined with historical operating or cash flow losses or a forecast of its cash flows demonstrate continuing losses associated with its use, and (vi) a current expectation that, more likely than not, it will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If such facts indicate a potential impairment of a long-lived asset (or asset group), we assess the recoverability by determining if its carrying value exceeds the sum of its projected undiscounted cash flows from its use and eventual disposition over its remaining economic life. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between its carrying value and its fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be abandoned or from which no further benefit is expected are written down to zero at the time that the determination is made and the assets are removed entirely from service.

An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We have determined that the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities is at the retail store level for assets involved in our retail business. See Note 3 – Property and Equipment for a discussion of impairment losses recorded during the periods presented.

Intangible Assets—Intangible assets that are determined to have finite lives are amortized over their useful lives on a straight-line basis. Customer relationships are amortized on a straight-line basis or an accelerated basis. Indefinite lived intangible assets, such as trade names, are not amortized and are evaluated for impairment at least annually and when circumstances imply possible impairment.

Amortization of manufacturing intangible assets is included in cost of sales on the consolidated statements of operations. Amortization related to corporate, non-product and non-manufacturing assets such as our global information systems is included in selling, general and administrative expenses on the consolidated statements of operations. The following table sets forth our definite lived intangible assets and the periods over which they are amortized.

Intangible Asset Class	Weighted Average Amortization Period
Patents	10 years
Customer relationships	Estimated customer life
Core technology	5 years
Non-competition agreement	Contractual term
Capitalized software	Shorter of 7 years or useful life

Capitalized Software—We capitalize certain internal and external software acquisition and development costs, including the costs of employees and contractors devoting time to the software development projects and external direct costs for materials and services. Initial costs associated with internally-developed-and-used software are expensed until it is determined that the project has reached the application development stage. Once in its development stage, subsequent additions, modifications or upgrades to an internal-use software project are capitalized to the extent that they add functionality. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software primarily consists of our enterprise resource system software, warehouse management software and point of sale software. At least annually, we consider the potential impairment of capitalized software by assessing the substantive service potential of the software, changes, if any, in the extent or manner in which the software is used or is expected to be used, and the actual cost of software development or modification compared to expected cost. See Note 4—Intangibles Assets for further discussion.

Impairment of Intangible Assets—Intangible assets with indefinite lives are evaluated for impairment when events or changes in circumstances indicate that the carrying value may not be fully recoverable and at least annually. Intangible assets that are determined to have definite lives are amortized over their useful lives and are evaluated for impairment only when events or circumstances indicate a carrying value may not be fully recoverable. Recoverability is based on the estimated future undiscounted cash flows of the asset. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between its carrying value and its fair value.

Earnings per Share—Basic and diluted earnings (loss) per common share (“EPS”) is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is an unvested share-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Shares of the Company’s non-vested restricted stock awards are considered participating securities. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from diluted EPS. See Note 12—Earnings per Share for further discussion.

Recognition of Revenues—Revenues are recognized when the customer takes title and assumes risk of loss, collection of related receivables is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country in which the sale occurs and the agreement terms with the customer. Allowances for estimated returns and discounts are recognized when the related revenue is earned.

Shipping and Handling Costs and Fees—Shipping and handling costs are expensed as incurred and included in cost of sales. Shipping and handling fees billed to customers are included in revenues.

Share-based Compensation—We have share-based compensation plans to which certain officers, employees and members of the Board of Directors are participants and may be granted stock options, restricted stock and stock performance awards. Awards granted under these plans are fair valued and amortized, net of estimated forfeitures, over the vesting period using the straight-line method. The fair value of stock options is calculated by using the Black Scholes option pricing model that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. If any of the assumptions used in the Black Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 9—Equity. Share-based compensation expense associated with our manufacturing and retail employees is included in cost of sales in the consolidated statements of operations. Share-based compensation expense associated with selling, marketing and administrative employees is included selling, general and administrative expenses on the consolidated statements of operations.

Defined contribution plans—We have a 401(k) plan known as the Crocs, Inc. 401(k) Plan (the “Plan”). The Plan is available to employees on our U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. The Plan does not provide employees with the option to invest in our common stock. Employees may contribute up to 75.0% of their salary, subject to certain limitations. We match employees’ contributions to the Plan up to a maximum of 4.0% of eligible compensation. We expensed $4.6 million, $3.3 million and $1.7 million in the years ended December 31, 2011, 2010 and 2009, respectively, for our employee match contributions to the Plan.

Advertising—Advertising costs are expensed as incurred and production costs are generally expensed when the advertising is run. Total advertising, marketing and promotional costs reflected in selling, general, and administrative expenses on the consolidated statement of operations were $39.8 million, $44.1 million and $28.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, we had $0.2 million and $2.2 million in prepaid advertising costs, respectively.

Research and Development—Research and development costs are expensed as incurred. Research and development expenses amounted to $10.8 million, $7.8 million, and $7.7 million for the years ended December 31, 2011, 2010, and 2009, respectively, and are included in selling, general, and administrative expenses in the consolidated statement of operations.

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

Gains and losses generated by transactions denominated in foreign currencies are reflected in the consolidated statement of operations in the period in which they occur and are primarily associated with payables and receivables arising from intercompany transactions. For the year ended December 31, 2011, we recognized $6.5 million of net realized losses on settled foreign currency transactions. For the year ended December 31, 2010, we recognized $4.2 million of net realized gains on settled foreign currency transactions which included $2.4 million of net realized gains recognized on payments of intercompany balances denominated in foreign currencies for which collection had not been planned or anticipated previously. For the year ended December 31, 2009, we recognized $10.6 million of net realized losses on settled foreign currency transactions. For the year ended December 31, 2011, we recognized $11.9 million of net unrealized gains resulting from unsettled foreign currency transactions. For the year ended December 31, 2010, we recognized $1.3 million net unrealized losses resulting from unsettled foreign currency transactions. For the year ended December 31, 2009, we recognized $11.3 million of net unrealized gains resulting from unsettled foreign currency translation transactions.

Derivative Foreign Currency Contracts—We are directly and indirectly affected by fluctuations in foreign currency rates which may adversely impact our financial performance. To mitigate the potential impact of foreign currency exchange rate risk, we may employ derivative financial instruments including forward contracts and option contracts. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined rate. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency at a predetermined rate during a period or at a time in the future. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes. We recognize derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of derivatives not designated or effective as hedges are recorded in other expense (income), net in the consolidated statements of operations. We had no derivative instruments that qualified for hedge accounting during any of the periods presented. See Note 7—Fair Value Measurements and Financial Instruments for further discussion.

Income Taxes—Income taxes are accounted for using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We recognize interest and penalties related to income tax matters in income tax expense in the consolidated statement of operations. See Note 11—Income Taxes for further discussion.

Taxes Assessed by Governmental Authorities—Taxes assessed by governmental authorities that are directly imposed on a revenue transaction, including value added tax, are recorded on a net basis and are therefore excluded from sales.

Recent Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a significant impact to the consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Because ASU 2011-05 concerns presentation and disclosure only, its adoption will not have an impact on the consolidated financial position, results of operations or cash flows.

2. INVENTORIES

Inventories by major classification as of December 31, 2011 and 2010 were as follows:

	December 31,
($ thousands)	2011	2010
Finished goods	$124,203	$111,134
Work-in-progress	291	248
Raw materials	5,133	9,773

Inventory	$129,627	$121,155

During the years ended December 31, 2011, 2010 and 2009, we donated certain inventory items to charitable organizations consisting primarily of end of life units, some of which were partially or fully impaired. The contributions made were expensed at their fair value of $2.0 million, $0.8 million and $7.5 million, respectively. Also during the years ended December 31, 2011, 2010 and 2009, we recognized a gain of $0.7 million, $0.2 million and $3.2 million, respectively, and a net reduction of inventory of $1.3 million, $0.6 million and $4.3 million, respectively, as the fair value of the inventory contributed exceeded its carrying amount.

During the year ended December 31, 2009, sales of product previously impaired resulted in $58.3 million of revenue for which the associated gross profit was $49.8 million. This impaired product was written down to levels considered realizable at the time impairment was assessed. However, we were able to sell this product at prices substantially higher than what was previously estimated.

3. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and 2010 included the following:

	December 31,
($ thousands)	2011	2010
Machinery and equipment	$68,005	$70,962
Leasehold improvements	65,338	49,519
Furniture, fixtures and other	16,196	16,587
Construction-in-progress	7,902	7,902

Property and equipment, gross(1)	157,441	144,970
Less: Accumulated depreciation and amortization(2)	(89,757)	(74,956)

Property and equipment, net	$67,684	$70,014

(1)	Includes $0.3 million and $0.4 million of certain equipment held under capital leases and classified as equipment as of December 31, 2011 and 2010, respectively.

(2)

Includes $0.3 million and $0.2 million of accumulated depreciation related to certain equipment held under capital leases, as of December 31 2011 and 2010, respectively, which are depreciated using the straight-line method over the lease term.

During the years ended December 31, 2011, 2010 and 2009, we recorded $27.5 million, $29.5 million, and $29.7 million, respectively, in depreciation expense of which $11.5 million, $14.7 million, and $15.6 million, respectively, was recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses on the consolidated statements of operations.

During the years ended December 31, 2011 and 2010, we recorded $0.5 million and $0.1 million, respectively, in impairment charges which primarily related to obsolete molds which were previously depreciated to costs of sales. During the year ended December 31, 2009, we recorded $18.5 million of impairment charges primarily related to (i) obsolete molds of footwear styles that we either no longer intended to manufacture or styles that we had more molds on hand than necessary to meet projected demand and (ii) equipment and fixtures of warehouse and distribution centers that were closed during the period. Management evaluated the production capacity at company-operated facilities compared with demand projections and capacity requirements and made the decision to abandon certain tooling and equipment that represented excess capacity. Of the $18.5 million of impairment charges recorded in 2009, $16.4 million related to assets previously depreciated to cost of sales.

4. INTANGIBLE ASSETS

Intangible Assets

The following table summarizes intangible assets as of December 31, 2011 and 2010.

	December 31, 2011					December 31, 2010
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$66,530	(1)	$(22,156	)(2)	$44,374	$54,489	(1)	$(13,674	)(2)	$40,815
Customer relationships	6,321		(5,641)		680	6,361		(5,485)		876
Patents, copyrights, and trademarks	6,109		(2,994)		3,115	5,703		(1,933)		3,770
Core technology	4,743		(4,743)		—	4,843		(4,843)		—
Other	997		(636)		361	636		(636)		—

Total finite lived intangible assets	84,700		(36,170)		48,530	72,032		(26,571)		45,461
Indefinite lived intangible assets	111		—		111	—		—		—

Intangible assets	$84,811		$(36,170)		$48,641	$72,032		$(26,571)		$45,461

(1)	Includes $4.1 million of software held under a capital lease classified as capitalized software as of December 31, 2011 and 2010, respectively.
(2)

Includes $0.7 million and $0.3 million of accumulated amortization of software held under a capital lease as of December 31, 2011 and 2010, respectively, which is amortized using the straight-line method over the useful life.

During the years ended December 31, 2011, 2010 and 2009, amortization expense recorded for intangible assets with finite lives was $9.8 million, $7.6 million and $7.0 million, respectively, of which $2.9 million, $2.3 million and $1.6 million was recorded in cost of sales, respectively. The remaining amounts were recorded in selling, general and administrative expenses. Estimated future annual amortization of intangible assets is as follows (in thousands):

Fiscal years ending December 31,	Amortization
2012	$12,116
2013	11,037
2014	8,890
2015	6,412
2016	4,958
Thereafter	5,117

Total	$48,530

No impairment charges related to intangible assets were recorded during the years ended December 31, 2011 and 2010. During the year ended December 31, 2009, we recorded $7.6 million in impairment charges related to the write-off of certain intangible assets associated with the discontinued Tagger brand and certain capitalized software no longer intended for use. Of the $7.6 million impairment charges recorded in 2009, $1.6 million related to assets previously amortized to cost of sales.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2011 and 2010 include the following:

	December 31,
($ thousands)	2011	2010
Accrued compensation and benefits	$28,680	$25,666
Fulfillment, freight and duties	7,151	5,396
Professional services	8,429	4,704
Sales/use and VAT tax payable	9,642	6,061
Other(1)	22,604	17,661

Total accrued expenses and other current liabilities	$76,506	$59,488

(1)

Includes entrusted loan payable balances of $9.1 million and $2.9 million as of December 31, 2011 and 2010, respectively, for which a corresponding $9.1 million and $2.9 million are recorded in Prepaid expenses and other current assets, respectively, as entrusted loan receivables related to our subsidiaries in China.

Asset Retirement Obligations

We record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability’s fair value can be reasonably estimated. Our asset retirement obligation (“ARO”) liabilities are primarily associated with the disposal of property and equipment which we are contractually obligated to remove at the end of certain retail and office leases in order to restore the facilities back original condition as specified in the related lease agreements. We estimate the fair value of these liabilities based on current store closing costs and discount the costs back as if they were to be performed at the inception of the lease. At the inception of such leases, we record the ARO as a liability and also record a related asset in an amount equal to the estimated fair value of the obligation. The capitalized asset is then depreciated on a straight-line basis over the useful life of the asset. Upon retirement of the ARO liability, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the consolidated statements of operations. Our ARO liability as of December 31, 2011 and 2010 was $1.9 million and $1.6 million, respectively.

6. RESTRUCTURING ACTIVITIES

In response to declining revenues during the years ended December 31, 2009 and 2008, we implemented a turnaround strategy aimed at aligning production and distribution capacities with revised demand projections, reducing costs and streamlining processes. As a result, we consolidated our global manufacturing facilities and distribution centers, reduced warehouse and office space and cut global workforce. Specifically, during the year ended December 31, 2008, we closed our Canadian and Brazilian manufacturing facilities and consolidated our Canadian distribution activities into existing North American operations. During the year ended December 31, 2009, we pursued further restructuring efforts and made certain organizational changes in order to better align costs with revenues which included the closure of various warehouses and office buildings as well as the settlement and termination of contracts prior to term. As of December 31, 2010, the cumulative amounts related to one-time employee termination benefits, operating lease exit costs and other associated costs were $10.6 million, $9.1 million and $7.4 million, respectively. During the year ended December 31 2011, no additional costs in connection with these activities were incurred.

During the year ended December 31, 2010, we recorded restructuring charges of $3.8 million, of which $1.3 million is reflected in cost of sales. These charges are primarily related to a change in the estimate in lease termination costs associated with the closure of distribution facilities in North America and Europe, and $2.0 million of severance pay and additional share-based compensation related to the departure of a former officer. See Note 9—Equity for additional information on the separation agreement. See Note 14—Operating Segments and Geographic Information for restructuring charges incurred by segment.

Restructuring charges are included in the following line items: cost of sales and restructuring charges on the consolidated statements of operations. The following table summarizes the changes in the restructuring accruals during the year ended December 31, 2011 and 2010.

($ thousands)	December 31, 2009	Additions	Cash Payments	Foreign Currency Translation and Other	December 31, 2010	Additions	Cash Payments	Foreign Currency Translation and Other	December 31, 2011
Termination benefits	$516	$2,009	$(2,460)	$(65)	$—	$—	$—	$—	$—
Operating lease exit costs	2,233	1,634	(3,565)	137	439	—	(439)	—	—
Other restructuring costs(1)	387	—	(391)	4	—	—	—	—	—

	$3,136	$3,643	$(6,416)	$76	$439	$—	$(439)	$—	$—

(1)	Includes costs associated with the settlement and termination of contracts prior to term.

7. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table summarizes the financial instruments required to be measured at fair value on a recurring basis as of December 31, 2011 and 2010. Other financial instruments including debt are not required to be carried at fair value on a recurring basis. The carrying value of these financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based on borrowing rates currently available to us, with similar terms, the carrying values of capital lease obligations and the line of credit approximate their fair values.

	Fair Value as of December 31, 2011			Fair Value as of December 31, 2010			Balance Sheet Classification
($ thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$10,286	$—	$—	$—	$—	$—	Cash and cash equivalents
Derivative assets:
Foreign currency forward contracts	-	596	—	—	5	—	Prepaid expenses and other current assets
Derivative liabilities:
Foreign currency forward contracts	$-	$1,035	$—	$—	$134	$—	Accrued expenses and other current liabilities

Non-Recurring Fair Value Measurements

The majority of our non-financial instruments, which include inventories, property and equipment and intangible assets, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment and the carrying value is not recoverable, the carrying value would be adjusted to the lower of its cost or fair value and an impairment charge would be recorded. See Note 1—Summary of Significant Accounting Policies for an explanation of our fair value determinations. See Note 3 – Property and Equipment and Note 4 – Intangible Assets for discussions on impairment charges recorded during the periods presented.

Derivative Financial Instruments

We enter into foreign currency exchange forward contracts as economic cash flow hedges to reduce our exposure to the effect of changes in exchange rates on our operating results. The following table summarizes the notional amounts of the outstanding foreign currency exchange forward contracts at December 31, 2011 and 2010. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	December 31,
($ thousands)	2011	2010
Foreign currency exchange forward contracts by currency:
Japanese Yen	$27,500	$6,000
Euro	10,055	3,921
Mexican Peso	6,500	—
Pound Sterling	6,345	2,385

Total notional value, net	$50,400	$12,306

Latest maturity date	December 2012	March 2011

During all periods presented, we did not designate any derivatives as hedges. Therefore, all changes in the fair value of derivative financial instruments are reflected in the results of operations. The following tables present the amounts affecting the consolidated statements of operations for the years ended December 31, 2011 and 2010. We did not employ the use of derivative instruments during the year ended December 31, 2009.

	Year ended December 31
($ thousands)	2011	2010	Location of (Gain) Loss Recognized In Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	$540	$587	Other (income) expense, net

8. BANK BORROWINGS AND CAPITAL LEASE OBLIGATIONS

Bank borrowings and capital lease obligations as of December 31, 2011 and 2010 consist of the following:

	December 31,
($ thousands)	2011	2010
Revolving credit facility	$422	$3
Capital lease obligations (for certain capitalized software) bearing interest rates ranging from 8.7% to 12.4% and maturities through 2013	640	2,488
Capital lease obligations (for certain equipment) bearing interest at 8.8% and maturities through 2014	81	155

Total notes payable and capital lease obligations	$1,143	$2,646

Minimum future annual rental commitments under capital leases for each of the five succeeding years as of December 31, 2011, are as follows (in thousands):

Fiscal years ending December 31,
2012	$696
2013	20
2014	5
2015	—
2016	—
Thereafter	—

Total minimum lease payments	$721

Revolving Credit Facility

On December 16, 2011, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of lenders, including PNC Bank, National Association (“PNC”), which replaced our asset-backed line of credit. The Credit Agreement provides for a revolving credit facility of $70.0 million (the “Credit Facility”), which can be increased to $100.0 million subject to certain conditions. The Credit Facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and stock repurchases, and is currently set to mature in December 2016. Borrowings under the Credit Facility are secured by all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and intellectual property. Borrowings under the Credit Agreement bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.75% to 1.50% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.75% to 2.50% based on certain conditions. The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect LIBOR rate loans and contains certain customary restrictive and financial covenants. We were in compliance with these restrictive financial covenants as of December 31, 2011.

As of December 31, 2011 and 2010, we had issued and outstanding letters of credit of $6.0 million and $1.0 million, respectively, which were reserved against the borrowing base under the Credit Agreement. During the year ended December 31, 2011, we capitalized $0.4 million in fees and third party costs which were incurred in connection with the Credit Agreement, as deferred financing costs. During the year ended December 31, 2010, no deferred financing costs were recorded.

9. EQUITY

Equity Incentive Plans

On August 15, 2005, we adopted the 2005 Equity Incentive Plan (the “2005 Plan”), which permitted the issuance of up to 14.0 million common shares in connection with the grant of non-qualified stock options, incentive stock options, and restricted stock to eligible employees, consultants and members of our Board of Directors. As of December 31, 2011 and 2010, 1.0 million and 2.0 million stock options, respectively, were outstanding under the 2005 Plan. No shares are available for future issuance under the 2005 Plan.

On June 28, 2011, we amended the 2007 Equity Incentive Plan (the “2007 Plan”) which increased the allowable number of shares of our common stock to be issued by 6.3 million shares to 15.3 million (subject to adjustment for future stock splits, stock dividends and similar changes in our capitalization) in connection with the grant of non-qualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, common stock or any other share-based award to eligible employees, consultants and members of our Board of Directors. As of December 31, 2011 and 2010, 3.6 million and 4.1 million stock options, restricted stock awards and restricted stock units were outstanding under the 2007 Plan, respectively. As of December 31, 2011, 7.0 million shares were available for future issuance under the 2007 Plan.

Stock options under both the 2005 Plan and the 2007 Plan generally vest ratably over four years with the first year vesting on a “cliff” basis followed by monthly vesting for the remaining three years. Restricted stock awards generally vest annually on a straight-line basis over three or four years depending on the terms of the award agreement.

2009 Tender Offer

Due to declines in the market price of our common stock, the exercise prices of a substantial number of outstanding stock options held by our employees far exceeded the market price of our common stock as of April 2, 2009. This decline in our common stock price substantially eliminated the incentive and retention value of the options previously granted to our employees. Consequently, on April 2, 2009, we offered to purchase stock options with exercise prices equal to or greater than $10.50 per share for cash from certain eligible employees (the “2009 Tender Offer”) in order to restore the incentive value of our long-term performance award programs. Individuals eligible to participate in the 2009 Tender Offer were those employees, including officers and non-employee directors, who continued employment through the date of the offer’s expiration, April 30, 2009. Participation in the 2009 Tender Offer was voluntary. In connection with the 2009 Tender Offer, we made an aggregate cash payment of $0.1 million to repurchase the 2.3 million options tendered and recorded a charge of $16.3 million related to previously unrecognized share-based compensation expense for the tendered options. Of this $16.3 million charge, $13.3 million was recorded to selling, general and administrative expenses and $3.0 million was recorded to cost of sales. As a result of the 2009 Tender Offer, the pool of awards available for future grant under the 2007 Plan increased by 0.8 million shares. Tendered stock options that were originally granted from the 2005 Plan are not available for future grant.

Stock Option Activity

The following table summarizes stock option transactions for the years ended December 31, 2011 and 2010.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ thousands)
Outstanding at December 31, 2008	9,898,462	$14.62	7.65	$293
Granted	2,412,000	3.64
Exercised	(575,817)	2.17
Forfeited or expired	(3,979,391)	23.29

Outstanding at December 31, 2009	7,755,254	7.67	7.48	$15,290
Granted	342,250	12.68
Exercised	(2,133,806)	3.37
Forfeited or expired	(956,361)	11.56

Outstanding at December 31, 2010	5,007,337	9.10	6.36	47,009
Granted	468,000	19.81
Exercised	(1,738,741)	6.28
Forfeited or expired	(405,565)	10.46

Outstanding at December 31, 2011	3,331,031	$11.91	6.35	$18,468

Exercisable at December 31, 2011	1,974,095	$12.70	5.23	$10,584

Vested and expected to vest at December 31, 2011	3,081,527	$11.60	6.16	$17,857

During the years ended December 31, 2011, 2010 and 2009, options issued were valued using the Black Scholes option pricing model using the following assumptions.

	Year Ended December 31,
	2011	2010	2009
Expected volatility	50 - 60%	60%	50 - 60%
Dividend yield	—	—	—
Risk-free interest rate	0.87% - 2.31%	1.64% - 2.27%	1.44% - 2.75%
Expected life (in years)	4.35 - 4.89	5.66 - 6.49	4.59 - 6.86

The weighted average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was approximately $9.19, $7.10 and $2.01, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $27.3 million, $21.0 million and $1.0 million, respectively. During the year ended December 31, 2011, we received $10.9 million in cash with no income tax benefit due to our domestic tax loss position (see Note 11—Income Taxes). The total grant date fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $2.7 million, $5.4 million and $13.0 million, respectively.

As of December 31, 2011, we had $6.4 million of total unrecognized share-based compensation expense related to unvested options which is expected to be amortized over the remaining weighted average period of 2.15 years.

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

From time to time, we may issue grants of restricted stock awards and units to certain employees as part of a performance incentive plan program. During 2011, the Board of Directors approved 0.4 million of restricted stock units to certain executives. Half of the 2011 grants vest ratably on each of the first three anniversaries of the grant date; 25% will vest upon achievement of certain performance metrics; and the remaining 25% will vest one year from such date. If actual performance metrics exceed the targeted performance metrics by a predetermined amount, the executives are eligible to receive up to 200% of the performance based share portion of their award. During 2010, the Board of Directors approved grants of 0.7 million restricted stock awards and units to certain employees. Half of such grants vest ratably on each of the first four anniversaries of the grant date. The remaining half vest on a cliff basis on the fourth anniversary of the grant date, provided that certain corporate performance metrics are achieved. We have determined that the achievement of the performance benchmarks associated with the performance based restricted stock units granted in 2011 is probable and recorded $0.5 million in share-based payment expense related to such units.

The following table summarizes restricted stock award and unit activity during the years ended December 31, 2011, 2010 and 2009.

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	939,000	$3.87	—	$—
Granted	1,282,110	2.43	—	—
Vested	(783,202)	2.88	—	—
Forfeited	(115,668)	4.08	—	—

Nonvested at December 31, 2009	1,322,240	3.04	—	—
Granted	637,557	12.10	116,400	12.99
Vested	(688,049)	3.93	—	—
Forfeited	(318,325)	2.77	—	—

Nonvested at December 31, 2010	953,423	8.54	116,400	12.99
Granted	118,520	19.10	651,791	24.89
Vested	(352,150)	6.19	(21,150)	17.25
Forfeited	(148,618)	9.67	(35,061)	15.41

Nonvested at December 31, 2011	571,175	$11.87	711,980	$23.43

The total grant date fair value of restricted stock awards vested during the years ended December 31, 2011, 2010 and 2009 was $2.2 million, $2.7 million and $2.3 million, respectively. At December 31, 2011, we had $4.1 million of total unrecognized share-based compensation expense related to non-vested restricted stock awards. The non-vested restricted stock awards are expected to be amortized over the remaining weighted average period of 2.14 years.

The total grant date fair value of restricted stock units vested during the year ended December 31, 2011 was $0.4 million. At December 31, 2011, we had $11.0 million of total unrecognized share-based compensation expense related to non-vested restricted stock units. The non-vested restricted stock awards are expected to be amortized over the remaining weighted average period of 2.4 years.

Share-based Compensation

During the year ended December 31, 2011, we recorded $8.6 million of pre-tax share-based compensation expense of which $1.3 million was recorded in Cost of sales. No associated tax benefits were recognized in the year ended December 31, 2011, due to our domestic tax loss position and valuation allowance (see Note 11—Income Taxes).

During the year ended December 31, 2010, we recorded $7.3 million of pre-tax share-based compensation expense of which $1.3 million was recorded in Cost of sales and $0.2 million of accelerated vesting charges related to the separation agreement of a former officer was recorded as restructuring charges in the consolidated statements of operations.

During the year ended December 31, 2009, we recorded $33.6 million of pre-tax share-based compensation expense of which $5.0 million was recorded in Cost of sales and which included the following non-routine items.

•	We incurred $16.3 million in charges related to the 2009 Tender Offer.

•

We recorded a $3.9 million adjustment related to an error in the calculation of share-based compensation expense which was identified after our third party equity accounting software provider notified us that it made a change to how its software program calculates share-based compensation expense. Specifically, the prior version of this software calculated share-based compensation expense by incorrectly continuing to apply a weighted average forfeiture rate to the vested portion of a stock option award until the final vesting date of such award rather than reflecting actual forfeitures as vested, resulting in an understatement of share-based compensation expense in certain periods prior to the award’s final vesting. Because our stock option awards generally vest on a monthly basis after the first anniversary date of the award, our share-based compensation expense was understated in certain periods. This error changed the timing of share-based compensation expense recognition, but did not change the total share-based compensation expense. As share-based compensation expense is a non-cash item, this error did not impact net cash provided by operations in any period. This error resulted in an understatement of approximately $4.5 million in share-based compensation expense, with a corresponding understatement of additional paid in capital, as of December 31, 2008 which was corrected in 2009. We do not believe that either the understatement of share-based compensation expense in 2008 or the effect of the related correction in 2009 were material to the consolidated financial statements.

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

During the year ended December 31, 2009, we entered into two separation agreements with certain former officers. Pursuant to these agreements, the vesting of 0.3 million stock options and 0.1 million restricted stock awards were accelerated during the year ended December 31, 2009 of which 0.1 million stock options vested during 2010. We recorded a restructuring charge of $2.0 million related to such vesting accelerations as well as $0.2 million in accelerated amortization of deferred compensation in 2009. Also in connection with these separation agreements, 0.2 million stock options were forfeited.

10. ALLOWANCES

The changes in the allowance for doubtful accounts and reserve for sales returns and allowances for the years ended December 31, 2011, 2010 and 2009, are as follows:

($ thousands)	Balance at Beginning of Year	Charged to costs and expenses	Reversals and Write-offs	Balance at End of Year
Year ended December 31, 2009:
Allowance for doubtful accounts	$5,262	$1,262	$(2,551)	$3,973
Reserve for sales returns and allowances	18,836	8,368	(21,338)	5,866
Year ended December 31, 2010:
Allowance for doubtful accounts	3,973	2,204	(1,535)	4,642
Reserve for sales returns and allowances	5,866	4,971	(5,230)	5,607
Year ended December 31, 2011:
Allowance for doubtful accounts	4,642	(383)	(579)	3,680
Reserve for sales returns and allowances	$5,607	$9,965	$(3,744)	$11,828

11. INCOME TAXES

The following table sets forth income (loss) before taxes and the expense (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009.

	December 31,
($ thousands)	2011	2010	2009
Income (loss) before taxes:
U.S.	$(12,057)	$(14,835)	$(63,961)
Foreign	148,747	95,627	15,340

Total income (loss) before taxes	$136,690	$80,792	$(48,621)

Income tax expense (benefit):
Current income taxes
U.S. federal	$4,798	$47	$(5,452)
U.S. state	165	95	—
Foreign	19,758	17,923	(6,490)

Total current income taxes	24,721	18,065	(11,942)

Deferred income taxes:
U.S. federal	(2,338)	—	(1,330)
U.S. state	—	—	—
Foreign	1,519	(4,999)	6,729

Total deferred income taxes	(819)	(4,999)	5,399

Total income tax expense (benefit)	$23,902	$13,066	$(6,543)

The following table sets forth income (loss) reconciliations of the statutory federal income tax rate to our actual rates based on income or loss before income taxes as of December 31, 2011, 2010 and 2009.

	December 31,
($ thousands)	2011	2010	2009
Consolidated income before taxes	35.0%	35.0%	35.0%
State income taxes net of federal benefit	0.3	(0.3)	9.0
Foreign tax rate differential	(30.3)	(22.2)	(12.0)
Permanent items	3.2	12.5	(3.8)
Permanent portion of equity compensation	0.4	1.6	(13.6)
Charitable donations of inventory	—	(0.1)	11.1
Change in valuation allowance	3.6	(34.2)	(36.5)
Unremitted foreign earnings of subsidiary	—	21.7	—
Uncertain tax positions	8.7	1.4	(0.1)
Benefit of international restructuring	—	—	28.7
Other	(3.4)	0.8	(4.4)

	17.5%	16.2%	13.4%

The following table sets forth deferred income tax assets and liabilities as of December 31, 2011 and 2010.

	December 31,
($ thousands)	2011	2010
Current deferred tax assets:
Accrued expenses	$12,575	$19,908
Inventory	—	454
Intangible assets	—	238
Property and equipment	—	368
Other	2,383	1,718
Valuation allowance	(6,054)	(6,918)

Total current deferred tax assets	$8,904	$15,768

Current deferred tax liabilities:
Unremitted earnings of foreign subsidiary	$(4,746)	$(17,500)

Total current deferred tax liabilities.	$(4,746)	$(17,500)

Non-current deferred tax assets:
Stock compensation expense	$7,630	$7,409
Long-term accrued expenses	—	2,711
Net operating loss and charitable contribution carryovers	26,219	39,185
Intangible assets	—	993
Property and equipment	8,641	—
Future uncertain tax position offset	13,638	13,577
Unrealized (gain) loss on foreign currency	5,644	—
Foreign tax credit	3,177	626
Other	190	101
Valuation allowance	(33,889)	(28,192)

Total non-current deferred tax assets	$31,250	$36,410

Non-current deferred tax liabilities:
Intangible assets	$(1,009)	$(196)
Property and equipment	—	(2,350)

Total non-current deferred tax liabilities	$(1,009)	$(2,546)

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in those operations. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the U.S. As of December 31, 2011, we have provided for deferred U.S. income tax of $4.7 million on $13.6 million of foreign subsidiary earnings. No withholding tax is due with respect to the repatriation of these earnings to the U.S. and none has been provided for.

At December 31, 2011 and 2010, U.S. income and foreign withholding taxes have not been provided for on approximately $371.0 million and $279.2 million, respectively, of unremitted earnings of subsidiaries operating outside of the U.S. These earnings are estimated to represent the excess of the financial reporting over the tax basis in our investments in those subsidiaries. These earnings, which are considered to be indefinitely reinvested, would become subject to U.S. income tax if they were remitted to the U.S. The amount of unrecognized deferred U.S. income tax liability on the unremitted earnings has not been determined because the hypothetical calculation is not practicable.

We have deferred tax assets related to certain deductible temporary differences in various tax jurisdictions for which we have recorded a valuation allowance of $39.9 million against these deferred tax assets because we do not believe that it is more likely than not that we will be able to realize these deferred tax assets. The significant components of the deferred tax assets for which a valuation allowance has been applied consist of net operating losses in certain tax jurisdictions for which management believes there is not sufficient positive evidence that such net operating losses will be realized against future income and book expenses not deductible for tax purposes in the current year such as inventory impairment reserves, equity compensation and unrealized foreign exchange loss that would increase such net operating losses in the same jurisdictions. These temporary differences are amounts which arose in jurisdictions where (i) current losses exist, (ii) such losses are in excess of any loss carryback potential, (iii) no tax planning strategies exist with which to overcome such losses and (iv) no profits are projected for the following year. For these reasons it is determined that it is more likely than not that these deferred tax assets will not be realized and a valuation allowance has been provided with respect to these deferred tax assets.

At December 31, 2011, we had U.S. federal net operating loss carryforwards of $7.2 million, state net operating loss carryforwards of $121.6 million, charitable contribution carryforwards of $24.0 million and foreign tax credits $2.4 million which will expire at various dates between 2015 and 2035. We do not believe that it is more likely than not that the benefit from certain state net operating losses and charitable contribution carryforwards will be realized. Consequently, we have a valuation allowance of $13.9 million on the deferred tax assets relating to these state net operating loss carryforwards and charitable contribution carryforwards.

At December 31, 2011, we have a foreign deferred tax asset of $10.3 million reflecting the benefit of $45.6 million in foreign net operating loss carryforwards. Such deferred tax assets expire at various dates between 2015 and 2030. We do not believe it is more likely than not that the benefit from certain foreign net operating loss carryforwards will be realized. Consequently, we have provided a valuation allowance of $5.1 million on the deferred tax assets relating to these foreign net operating loss carryforwards.

We had approximately $34.4 million in net deferred tax assets at December 31, 2011. Approximately $14.1 million of the net deferred tax assets were located in foreign jurisdictions for which a sufficient history and expected future profits indicated that it is more likely than not that such deferred tax assets will be realized. Pre-tax profit of approximately $71.2 million is required to realize the net deferred tax assets.

At December 31, 2011, approximately $18.5 million of net deferred tax assets consists of deferred tax assets related to estimated liabilities for uncertain tax positions that would be realized if such liabilities are actually incurred. The deferred tax assets represent primarily the reduction in withholding tax expense that would occur upon a disallowance of intercompany royalty expense by various taxing authorities. Approximately $44.8 million of taxable income would have to be recognized to realize these deferred tax assets.

As a result of certain accounting realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $16.4 million if and when such deferred tax assets are ultimately realized. We use ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits during the years ended December 31, 2011, 2010 and 2009.

($ thousands)	2011	2010	2009
Unrecognized tax benefit—January 1	$33,042	$29,163	$28,210
Gross increases—tax positions in prior period	8,332	943	1,440
Gross decreases—tax positions in prior period		—	(4,868)
Gross increases—tax positions in current period	4,689	3,086	4,381
Settlements	(427)	—	—
Lapse of statute of limitations	(1,099)	(150)	—

Unrecognized tax benefit—December 31	$44,537	$33,042	$29,163

Unrecognized tax benefits of $44.5 million, $33.0 million and $29.2 million at December 31, 2011, 2010 and 2009, respectively, if recognized, would reduce our annual effective tax rate.

Interest and penalties related to income tax liabilities are included in income tax expense in the consolidated statement of operations. During 2011, 2010 and 2009, we recorded approximately $1.0 million, $0.1 million and $0.8 million, respectively, of penalties and interest which resulted in a cumulative accrued balance of penalties and interest of $3.9 million, $2.9 million and $2.8 million at December 31, 2011, 2010 and 2009, respectively.

Unrecognized tax benefits consist primarily of tax positions related to intercompany transfer pricing in multiple international jurisdictions. The gross increase for tax positions in current and prior periods in 2011 of $13.0 million primarily includes specific transfer pricing exposures in various jurisdictions. We believe that it is not reasonably possible that any unrecognized tax benefits will be released in the next twelve months.

The following table sets forth the remaining tax years subject to examination for the major jurisdictions where we conduct business as of December 31, 2011.

United States	2005 to 2011
Netherlands	2006 to 2011
Canada	2007 to 2011
Japan	2007 to 2011
Singapore	2008 to 2011

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to two years after formal notification to the states.

12. EARNINGS PER SHARE

The following table illustrates the basic and diluted EPS computations for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
($ thousands, except share and per share data)	2011	2010	2009
Numerator
Net income (loss) attributable to common stockholders	$112,788	$67,726	$(42,078)
Less: income allocated to participating securities	(1,014)	(863)	—

Net income (loss) attributable to common stockholders - basic	$111,774	$66,863	$(42,078)

Denominator
Weighted average common shares outstanding - basic	88,317,898	85,482,055	85,112,461
Plus: dilutive effect of stock options and unvested units	1,663,484	2,113,563	—

Weighted average common shares outstanding - diluted	89,981,382	87,595,618	85,112,461

Net income (loss) attributable to common stockholders
Basic	$1.27	$0.78	$(0.49)
Diluted	$1.24	$0.76	$(0.49)

For the years ended December 31, 2011 and 2010, 1.1 million and 1.3 million options and restricted stock units, respectively, were not included in diluted income (loss) per share as their effect would have been anti-dilutive. Due to the net loss for the year ended December 31, 2009, the dilutive effect of 4.0 million participating securities and stock options were not included in the computation of EPS as their effect would have been anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

We rent space for certain of our offices, warehouses, vehicles and equipment under lease agreements that expire at various dates through 2022. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the consolidated balance sheets in Accrued expenses and other current liabilities. Total rent expense was $81.7 million, $67.3 million and $59.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in such amounts are contingent rents of $13.6 million, $9.8 million and $7.1 million in 2011, 2010 and 2009, respectively.

Minimum future annual rental commitments under non-cancelable operating leases for each of the five succeeding years as of December 31, 2011, are as follows (in thousands):

Fiscal years ending December 31,
2012	$56,903
2013	42,768
2014	31,769
2015	25,915
2016	22,064
Thereafter	66,077

Total minimum lease payments(1)	$245,496

(1)

Minimum payments have not been reduced by minimum sublease rentals of $1.3 million due in the future under non-cancelable subleases. They also do not include contingent rentals which may be paid under certain retail leases on a basis of percentage of sales in excess of stipulated amounts.

As of December 31, 2011, we had purchase commitments with certain third party manufacturers for $138.2 million, of which $12.5 million was for yet-to-be-received finished product where title passes to us upon receipt and a commitment to re-purchase $4.3 million of raw materials from a certain third party manufacturer. As of December 31, 2010, we had purchase commitments with certain third party manufacturers for $84.1 million of which $7.9 million was for yet-to-be-received finished product where title passes to us upon receipt.

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.5 million as of December 31, 2011), through a letter of credit that was issued to Finproject S.r.l.

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

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

Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories to external customers. Revenues of the “Other businesses” category are primarily made up of intersegment sales which are eliminated when deriving total consolidated revenues. The remaining revenues for the “Other businesses” represent non-footwear product sales to external customers.

Segment operating income (loss) is the primary measure used by our CODM to evaluate segment operating performance and to decide how to allocate resources to segments. Segment performance evaluation is based primarily on segment results without allocating corporate expenses, or indirect general, administrative and other expenses. Segment profits or losses of our reportable operating segments include adjustments to eliminate intersegment profit or losses on intersegment sales. Segment operating income (loss) is defined as operating income before asset impairment charges and restructuring costs not included in cost of sales. We consider segment operating income (loss) as a supplemental performance measure and useful information to investors because it reflects the operating performance of our business segments and excludes certain items that are not considered to be recurring in connection with the management of these segments such as asset impairment and restructuring charges not included in cost of sales. However, segment operating income (loss) should not be viewed as an alternative measure of our financial performance since it excludes expenses which could materially impact our results of operations. Further, our segment operating income (loss) may not be comparable to that of other companies, as they may use different methodologies for calculating segment operating income (loss). Segment assets consist of cash and cash equivalents, accounts receivable and inventory as these assets make up the asset information used by the CODM.

The following tables set forth information related to our reportable operating business segments as of and for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
($ thousands)	2011	2010	2009
Revenues:
Americas	$447,985	$377,080	$301,365
Asia	381,767	284,814	237,502
Europe	170,967	127,713	105,996

Total segment revenues	1,000,719	789,607	644,863
Other businesses	184	88	904

Total consolidated revenues	$1,000,903	$789,695	$645,767

Operating income (loss):
Americas	$77,362	$67,259	$21,598
Asia	122,724	80,955	57,836
Europe	40,685	24,654	11,087

Total segment operating income (loss)	240,771	172,868	90,521
Reconciliation of total segment operating income (loss) to income (loss) before income taxes:
Other businesses	(2,814)	(281)	76
Intersegment eliminations	(2,196)	(218)	(2,313)
Unallocated corporate and other(1)	(98,728)	(88,654)	(105,760)
Restructuring charges	—	2,539	7,623
Asset impairment charges(2)	528	141	26,085

Total consolidated operating income (loss)(3)	136,505	81,035	(51,184)
Interest expense	853	657	1,495
Gain on charitable contributions	(714)	(223)	(3,163)
Other (income) expense, net	(324)	(191)	(895)

Income (loss) before income taxes	$136,690	$80,792	$(48,621)

Depreciation and amortization:
Americas	$9,112	$8,852	$9,977
Asia	6,343	7,035	6,659
Europe	2,657	2,048	2,746

Total segment depreciation and amortization	18,112	17,935	19,382
Other businesses	1,384	1,324	1,201
Unallocated corporate and other(1)	17,767	17,800	16,088

Total consolidated depreciation and amortization	$37,263	$37,059	$36,671

(1)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

(2)

Impairment charges incurred during the year ended December 31, 2009 by segment were recorded as follows: $2.0 million in the Europe segment and $4.8 million in the Americas segment. See Note 2—Property and Equipment for further details of impairment charges related to property and equipment.

(3)

Includes total restructuring charges incurred by segment as follows: $1.0 million in the Americas segment, $0.6 million in the Europe segment and $0.2 million in the Asia segment, during the year ended December 31, 2010; and $6.3 million in the Americas segment, $3.4 million in the Europe segment and $0.4 million in the Asia segment during the year ended December 31, 2009. See Note 6—Restructuring Activities for further details.

	December 31,
($ thousands)	2011	2010
Assets:
Americas	$107,330	$94,760	(1)
Asia	241,354	164,855
Europe	83,909	46,712

Total segment assets	432,593	306,327
Other businesses	17,598	16,533	(1)
Unallocated corporate and other(2)	21,783	8,138
Deferred tax assets, net	7,047	15,888
Income tax receivable	5,828	9,062
Other receivables	20,295	11,637
Prepaid expenses and other current assets	20,199	13,429

Total current assets	525,343	381,014
Property and equipment, net	67,684	70,014
Intangible assets, net	48,641	45,461
Deferred tax assets, net	30,375	34,711
Other assets	23,410	18,281

Total consolidated assets	$695,453	$549,481

(1)	Certain inventory assets disclosed in the Other businesses as of December 31, 2010 have been reclassified to the Americas segment to conform with current period reporting and classification.
(2)	Corporate assets primarily consist of cash and equivalents.

There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2011, 2010 and 2009. The following table sets forth geographical information regarding our revenues during the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
($ thousands)	2011	2010	2009
Product:
Footwear	$956,816	$753,951	$611,138
Other	44,087	35,744	34,629

Total revenues	$1,000,903	$789,695	$645,767

Location:
United States	$355,560	$299,026	$251,487
International	645,343	490,669	394,280

Total revenues	$1,000,903	$789,695	$645,767

Foreign country revenues in excess of 10% of total revenues:
Japan	$154,925	$111,764	$99,193

The following table sets forth geographical information regarding our property and equipment assets as of December 31, 2011 and 2010.

	December 31,
($ thousands)	2011	2010
Location:
United States	$39,063	$37,261
International	28,621	32,753

Total long-lived assets	$67,684	$70,014

Foreign countries where more than 10% of long-lived assets reside: (1)
China	$—	$8,075
Mexico	$—	$5,943

(1)	Not more than 10% of our long-lived assets resided in any individual foreign country in 2011.

15. LEGAL PROCEEDINGS

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs have appealed and are challenging the District Court’s February 28, 2011 order in the United States Court of Appeals for the Tenth Circuit. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot at this time accurately predict the ultimate outcome, or any potential liability, of the matter.

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and permission to appeal the judgment has been requested. Given that this phase of the proceedings only pertains to liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under UK law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the liability proceedings. Spectrum has not quantified its claim for compensation and damages and the amount will be assessed later in the proceedings. Such assessment may be stayed pending the outcome of an appeal on liability. If permission to appeal on liability is granted, a ruling on the appeal is expected to take between one and two years. If the appeal request is not granted, then a separate trial on damages will commence, with a resolution expected in the fourth quarter of 2012 or beyond.

With respect to our outstanding litigation matters, we have accrued an aggregate of $0.5 million in Accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2011. While we intend to vigorously defend these matters, based on our current knowledge, it is reasonably possible that adverse outcomes could result in aggregate losses beyond accrued amounts. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. Due to the nature of these legal proceedings we are currently unable to reasonably estimate a range of potential outcomes. If unfavorable final outcomes were to occur beyond these amounts, it may have a material adverse effect on our financial statements.

We are currently subject to an audit by the U.S. Customs Service in respect of the period from 2006 to present. We anticipate that the U.S. Customs Service will present its audit report to us in the second half of 2012. At this time, we cannot accurately predict the ultimate outcome or estimate potential loss, if any related to this matter. If an unfavorable outcome were to occur, it may result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business.

16. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

($ thousands, except per share data)	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Year Ended December 31, 2011
Revenues	$226,708	$295,585	$274,897	$203,713
Gross profit	119,206	170,218	147,175	99,811
Asset impairment charges	32	—	495	1
Income from operations	28,248	64,774	37,068	6,415
Net income	$21,504	$55,506	$30,207	$5,571	(1)
Basic income per common share	$0.24	$0.62	$0.34	$0.06
Diluted income per common share	$0.24	$0.61	$0.33	$0.06
Year Ended December 31, 2010
Revenues	$166,852	$228,046	$215,605	$179,192
Cost of Sales—Restructuring Charges	10	1,251	91	(53)
Gross profit	86,704	131,919	118,808	86,333
Restructuring charges	2,539	—	—	—
Asset impairment charges	141	—	—	—
Income from operations	9,395	38,726	27,446	5,468
Net income	$5,717	$32,284	$24,996	$4,729
Basic income per common share	$0.07	$0.38	$0.29	$0.05
Diluted income per common share	$0.07	$0.37	$0.28	$0.05

(1)

During the fourth quarter of 2011, we identified an error in the classification of certain intercompany receivables and payables balances that should have been deemed permanently invested in certain prior periods. Accordingly, certain foreign currency transaction gains or losses were recorded on the consolidated statements of operations in prior periods that otherwise would have been recorded as a currency translation gain or loss in Other comprehensive income. The error resulted in a $1.6 million understatement and $0.1 million overstatement of Foreign currency transaction (gains) losses, net for the years ended December 31, 2010 and 2009, respectively, and a corresponding $1.6 million understatement and $0.1 million.

overstatement of our currency translation adjustment recorded in Other comprehensive income as of December 31, 2010 and 2009, respectively. In addition, foreign currency transaction gains (losses), net in the first, second and third quarters of 2011 were understated by approximately $0.2 million, $0.4 million and $0.1 million, respectively; none of which was material to the related period.

We recorded an adjustment to correct the error in the fourth quarter of 2011 which increased Foreign currency transaction (gains) losses, net, by approximately $2.1 million. We do not believe that either the $1.6 million understatement or the $0.1 million overstatement of pre-tax income in 2010 and 2009, respectively, are material to the consolidated financial statements as previously reported or that the effect of correcting the error in 2011 is material to the consolidated financial statements for the year ended December 31, 2011