Form 10-Q
period 2012-03-31
Crocs, Inc.
filed 2012-05-01
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 000-51754

Crocs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2164234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7477 East Dry Creek Parkway, Niwot, Colorado 80503

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

As of April 20, 2012, Crocs, Inc. had 89,919,197 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.

Form 10-Q

Quarter Ended March 31, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	0000000000	0000000000
	Three Months Ended

	March 31,

($ thousands, except per share data)	2012	2011
Revenues	$271,798	$226,708
Cost of sales	126,999	107,502

Gross profit	144,799	119,206
Selling, general and administrative expenses	104,136	88,614
Asset impairment	713	32
Charitable contributions expense	154	997

Income (loss) from operations	39,796	29,563
Foreign currency transaction (gains) losses, net	4,276	1,372
Other expense (income), net	(572)	271
Interest expense	47	188
Gain on charitable contributions	(26)	(257)

Income (loss) before income taxes	36,071	27,989
Income tax expense (benefit)	7,725	6,485

Net income (loss)	$28,346	$21,504

Net income (loss) per common share (Note 10):
Basic	$0.32	$0.24

Diluted	$0.31	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	00000000000000	00000000000000
	Three Months Ended

	March 31,

($ thousands)	2012	2011
Net income (loss)	$28,346	$21,504
Other comprehensive income (loss):
Foreign currency translation and related	7,078	4,467
Reclassification of cumulative foreign exchange translation adjustments to net income	(658)	-

Comprehensive income (loss)	$34,766	$25,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	0000000000000000	0000000000000000
($ thousands, except number of shares)	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$206,603	$257,587
Accounts receivable, net of allowances of $15,340 and $15,508, respectively	165,045	84,760
Inventories	169,071	129,627
Deferred tax assets, net	7,795	7,047
Income tax receivable	8,814	5,828
Other receivables	22,268	20,295
Prepaid expenses and other current assets	25,552	20,199

Total current assets	605,148	525,343
Property and equipment, net	67,636	67,684
Intangible assets, net	47,642	48,641
Deferred tax assets, net	30,161	30,375
Other assets	22,678	23,410

Total assets	$773,265	$695,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,010	$66,517
Accrued expenses and other current liabilities	70,633	76,506
Deferred tax liabilities, net	3,453	2,889
Income taxes payable	18,233	8,273
Bank borrowings and current portion of capital lease obligations	24,326	1,118

Total current liabilities	194,655	155,303
Long term income tax payable	41,877	41,665
Other liabilities	7,414	6,705

Total liabilities	243,946	203,673

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	-	-
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 90,390,775 and 89,985,490 shares issued and outstanding, respectively, at March 31, 2012 and 90,306,432 and 89,807,146 shares issued and outstanding, respectively, at December 31, 2011	90	90
Treasury stock, at cost, 495,285 and 499,286 shares, respectively	(19,568)	(19,759)
Additional paid-in capital	296,541	293,959
Retained earnings	231,015	202,669
Accumulated other comprehensive income	21,241	14,821

Total stockholders’ equity	529,319	491,780

Total liabilities and stockholders’ equity	$773,265	$695,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	00000000000000	00000000000000
	Three Months Ended March 31,

($ thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	$28,346	$21,504
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,353	9,843
Unrealized (gain) loss on foreign exchange, net	8,147	347
Asset impairment charges	713	32
Charitable contributions	154	997
(Recovery of) provision for doubtful accounts, net	1,000	(26)
Share-based compensation	2,146	1,467
Other non-cash items	134	(146)
Changes in operating assets and liabilities:
Accounts receivable	(79,754)	(56,877)
Inventories	(37,926)	(31,282)
Prepaid expenses and other assets	(5,265)	(7,138)
Accounts payable	12,835	31,417
Accrued expenses and other liabilities	(6,588)	(2,231)
Income taxes receivable	7,312	3,357

Cash provided by (used in) operating activities	(60,393)	(28,736)
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(7,836)	(5,851)
Proceeds from disposal of property and equipment	319	65
Cash paid for intangible assets	(1,838)	(3,554)
Restricted cash	(304)	(17)

Cash provided by (used in) investing activities	(9,659)	(9,357)
Cash flows from financing activities:
Proceeds from bank borrowings	51,000	56,509
Repayment of bank borrowings and capital lease obligations	(27,799)	(51,599)
Issuances of common stock	656	2,633

Cash provided by (used in) financing activities	23,857	7,543
Effect of exchange rate changes on cash	(4,789)	466

Net increase (decrease) in cash and cash equivalents	(50,984)	(30,084)
Cash and cash equivalents—beginning of period	257,587	145,583

Cash and cash equivalents—end of period	$206,603	$115,499

Supplemental disclosure of cash flow information—cash paid during the year for:
Interest	$5	$153
Income taxes	$4,463	$10,330
Supplemental disclosure of non-cash, investing, and financing activities:
Accrued purchases of property and equipment	$1,036	$2,915
Accrued purchases of intangibles	$119	$405

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

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in Note 1—Summary of Significant Accounting Policies to the consolidated financial statements in the 2011 Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales returns and discounts, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, the fair value of acquired intangibles, useful lives assigned to long-lived assets, depreciation and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 13 – Legal Proceedings. Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

Reclassifications – We reclassified the Foreign currency transaction (gains) losses line item from Income (loss) from operations to Income (loss) before income taxes in the consolidated statements of income. We also reclassified (gains) losses on our derivative contracts from Other (income) expense to the Foreign currency transaction (gains) losses line item. As a result of these reclassifications, Income (loss) from operations increased $1.3 million for the quarter ended March 31, 2011 from the amount previously reported. There was no change to Income (loss) before income taxes or Net income (loss) as a result of these reclassifications.

2. INVENTORIES

The following table summarizes inventories by major classification as of March 31, 2012 and December 31, 2011.

	0000000000000000000000000	0000000000000000000000000
($ thousands)	March 31, 2012	December 31, 2011
Finished goods	$163,078	$124,203
Work-in-progress	200	291
Raw materials	5,793	5,133

Inventories	$169,071	$129,627

3. PROPERTY AND EQUIPMENT

The following table summarizes property and equipment by major classification as of March 31, 2012 and December 31, 2011.

	0000000000000000000	0000000000000000000
($ thousands)	March 31, 2012	December 31, 2011
Machinery and equipment	$65,199	$68,005
Leasehold improvements	68,220	65,338
Furniture, fixtures and other	15,811	16,196
Construction-in-progress	9,576	7,902

Property and equipment, gross(1)	158,807	157,441
Less: Accumulated depreciation and amortization(2)	(91,171)	(89,757)

Property and equipment, net	$67,636	$67,684

(1)	Includes $0.3 million of equipment held under capital leases and classified as equipment as of March 31, 2012 and December 31, 2011.
(2)	Includes $0.3 million of accumulated depreciation related to equipment held under capital leases, as of March 31, 2012 and December 31 2011.

During the three months ended March 31, 2011 and 2012, we recorded $5.5 million and $7.6 million, respectively, in depreciation expense of which $1.6 million and $3.8 million, respectively, was recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

We periodically review all of our stores for indicators of impairment. During the three months ended March 31, 2012, we determined that certain underperforming domestic stores were unlikely to generate sufficient cash flows to recover the carrying value of the store’s assets over the remaining economic life of those assets. As a result, we recorded an impairment charge of $0.7 million to adjust the carrying value of these store assets to our estimated of their fair value, which is based on our estimate of future discounted cash flows. During the three months ended March 31, 2011, an insignificant amount of impairment charges were recorded which related to our Sendai, Japan retail store as a result of the March 2011 Japanese earthquakes.

4. INTANGIBLE ASSETS

The following table summarizes the identifiable intangible assets as of March 31, 2012 and December 31, 2011.

	00000000		00000000		00000000	00000000	00000000	00000000
	March 31, 2012					December 31, 2011

($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$68,139	(1)	$(24,436)	(2)	$43,703	$66,530	$(22,156)	$44,374
Customer relationships	6,692		(6,078)		614	6,321	(5,641)	680
Patents, copyrights, and trademarks	6,112		(2,989)		3,123	6,109	(2,994)	3,115
Core technology	4,857		(4,857)		-	4,743	(4,743)	-
Other	724		(636)		88	997	(636)	361

Total finite lived intangible assets	86,524		(38,996)		47,528	84,700	(36,170)	48,530
Indefinite lived intangible assets	114		-		114	111	-	111

Intangible assets	$86,638		$(38,996)		$47,642	$84,811	$(36,170)	$48,641

(1)	Includes $4.1 million of software held under a capital lease classified as capitalized software as of March 31, 2012 and December 31, 2011.
(2)	Includes $0.9 million and $0.7 million of accumulated amortization of software held under a capital lease as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, amortization expense recorded for intangible assets with finite lives was $2.8 million and $2.2 million, respectively, of which $0.8 million and $0.6 million was recorded in cost of sales, respectively. The remaining amounts were recorded in selling, general and administrative expenses. Estimated future annual amortization of intangible assets is set forth in the following table.

00000000000000000000
Fiscal years ending December 31,	Amortization ($ thousands)
Remainder of 2012	$9,320
2013	11,200
2014	9,283
2015	7,050
2016	5,595
Thereafter	5,080

Total	$47,528

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of March 31, 2012 and December 31, 2011.

	000000000000000	000000000000000
	March 31,	December 31,

($ thousands)	2012	2011
Accrued compensation and benefits	$19,701	$28,680
Fulfillment, freight and duties	8,063	8,429
Professional services	12,034	7,151
Sales/use and VAT tax payable	10,518	9,642
Other(1)	20,317	22,604

Total accrued expenses and other current liabilities	$70,633	$76,506

(1)

Includes entrusted loan payable balances of $10.8 million and $9.1 million as of March 31, 2012 and December 31, 201l, respectively for which a corresponding $10.8 million and $9.1 million are recorded in Prepaid expenses and other current assets, respectively, as entrusted loan receivables related to our subsidiaries in China.

6. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table summarizes the financial instruments required to be measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. Our other financial instruments including accounts receivable, accounts payable, debt and accrued liabilities are not required to be carried at fair value on a recurring basis. The carrying value of these financial instruments approximates fair value due to their short maturities. Based on borrowing rates currently available to us, with similar terms, the carrying values of capital lease obligations and the line of credit approximate their fair values.

	00000000	00000000	00000000	00000000	00000000	00000000
	Fair Value as of March 31, 2012			Fair Value as of December 31, 2011

($ thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$9,915	$—	$—	$10,286	$—	$—
Derivative assets:
Foreign currency contracts	—	1,510	—	—	596	—

Derivative liabilities:
Foreign currency contracts	$—	$226	$—	$—	$1,035	$—

Non-Recurring Fair Value Measurements

The majority of our non-financial instruments including inventories, property, plant and equipment and intangible assets are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is determined to be impaired, the non-financial instrument will be recorded at its fair value. See Note 3 – Property and Equipment for more information regarding impairment charges related to non-recurring fair value measurements.

Derivative Financial Instruments

We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. We enter into foreign currency exchange forward contracts to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. The following table summarizes the notional amounts of the outstanding foreign currency exchange forward contracts at March 31, 2012 and December 31, 2011. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	000000000000000000	000000000000000000
($ thousands)	March 31, 2012	December 31, 2011
Foreign currency exchange forward contracts by currency:
Japanese Yen	$30,500	$27,500
Euro	16,795	10,055
Mexican Peso	3,250	6,500
Pound Sterling	3,912	6,345

Total notional value, net	$54,457	$50,400

Latest maturity date	April 2013	December 2012

During both periods presented, we did not designate any derivatives as hedges, under GAAP. Therefore, all changes in the fair value of derivative financial instruments are reflected in our financial results. The following table presents the amounts affecting the consolidated statements of operations for the three months ended March 31, 2012 and 2011.

	0000000000	0000000000	0000000000
	Three Months Ended March 31,

($ thousands)	2012	2011	Location of (Gain) Loss Recognized in Income
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	$(2,104)	$57	Foreign currency transaction (gains) losses, net

7. BANK BORROWINGS AND CAPITAL LEASE OBLIGATIONS

Bank borrowings and capital lease obligations as of March 31, 2012 and December 31, 2011 consist of the following:

	00000000000	00000000000
	March 31,	December 31,

($ thousands)	2012	2011
Revolving credit facility	$24,119	$422
Capital lease obligations (for capitalized software) bearing interest rates ranging from 8.7% to 12.4% and maturities through 2013	207	640
Capital lease obligations (for equipment) bearing interest at 8.8% and maturities through 2014	35	81

Total notes payable and capital lease obligations	$24,361	$1,143

As of March 31, 2012 and December 31, 2011, we had issued and outstanding letters of credit of $6.1 million and $6.0 million, respectively, which were reserved against the borrowing base under the terms of our revolving credit facility.

8. STOCK-BASED COMPENSATION

Options granted generally vest on a straight-line basis over four years with the first year vesting on a cliff basis followed by monthly vesting for the remaining three years. Restricted stock awards and restricted stock units granted generally vest on a straight-line basis over three or four years depending on the terms of the grant. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period and is recognized in the cost of sales and selling, general and administrative expense line items in the condensed consolidated statements of income. During the three months ended March 31, 2012 and 2011, $2.1 million and $1.5 million of stock-based compensation expense was recorded, respectively.

During the three months ended March 31, 2012, 0.1 million shares of common stock were issued in connection with stock option exercises and the vesting of restricted stock. During the year ended December 31, 2011, 1.7 million shares of common stock were issued in connection with stock option exercises and the vesting of restricted stock.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2012 and 2011.

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011

Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011 and 2010, respectively	3,331,031	$11.91	5,007,337	$9.10
Granted	41,400	18.95	211,000	17.18
Exercised	(106,194)	6.18	(341,551)	7.71
Forfeited or expired	(116,093)	15.36	(104,020)	12.50

Outstanding at March 31	3,150,144	$12.07	4,772,766	$9.48

Restricted Stock Shares and Units

From time to time, we grant restricted stock shares and restricted stock units to our employees. Unvested restricted stock shares have the same rights as those of common shares including voting rights and non-forfeitable dividend rights. However, ownership of unvested restricted stock shares cannot be transferred until they are vested. An unvested restricted stock unit (“RSU”) is a contractual right to receive a share of common stock only upon its vesting. RSUs have dividend equivalent rights which accrue over the term of the award and are paid if and when the RSUs vest, but no voting rights.

During the three months ended March 31, 2012, the Board of Directors approved 0.4 million of restricted stock units to certain executives as part of a performance incentive program. Half of these grants vest ratably on each of the first three anniversaries of the grant date; 25% will vest upon achievement of certain performance metrics; and the remaining 25% will vest one year from such date. If actual performance metrics exceed the targeted performance metrics by a predetermined amount, the executives are eligible to receive up to 200% of the performance based share portion of their award. The amount of share-based payment expense related to these units was immaterial during the three months ended March 31, 2012.

The following table summarizes the restricted stock share activity for the three months ended March 31, 2012 and 2011.

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011

Restricted Stock Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011 and 2010, respectively	571,175	$11.87	953,423	$8.54
Granted	-	-	70,000	16.93
Vested	(34,979)	9.65	(29,071)	17.50
Forfeited or expired	(17,850)	12.51	(66,468)	9.54

Outstanding at March 31	518,346	$12.00	927,884	$9.64

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011

Restricted Stock Units	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011 and 2010, respectively	711,980	$23.43	116,400	$12.99
Granted	875,059	19.47	-	-
Vested	-	-	-	-
Forfeited or expired	(10,478)	20.27	-	-

Outstanding at March 31	1,576,561	$21.28	116,400	$12.99

9. INCOME TAXES

During the three months ended March 31, 2012, we recognized income tax expense of $7.7 million on pre-tax income of $36.1 million, representing an effective income tax rate of 21.4% compared to an income tax expense of $6.5 million on pre-tax income of $28.0 million, representing an effective income tax rate of 23.2% for the same period in 2011. The change in effective tax rate is primarily the result of the utilization of foreign tax credits on previously repatriated earnings. We had unrecognized tax benefits of $44.4 million at March 31, 2012 and $44.5 million at December 31, 2011.

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

The following table sets forth EPS for the three months ended March 31, 2012 and 2011.

	00000000000000	00000000000000
	Three Months Ended March 31,

($ thousands, except share and per share data)	2012	2011
Numerator:
Net income (loss) attributable to common stockholders	$28,346	$21,504
Income allocated to participating securities	(172)	(258)

Net income (loss) attributable to common stockholders — basic	$28,174	$21,246

Denominator:
Weighted average common shares outstanding — basic	89,306,579	87,278,713
Dilutive effect of stock options	1,173,555	1,901,444

Weighted average common shares outstanding — diluted	90,480,134	89,180,157

Net income (loss) per common share:
Basic	$0.32	$0.24
Diluted	$0.31	$0.24

For the three months ended March 31, 2012, approximately 0.8 million options and 0.3 million RSUs were not included in diluted income (loss) per share as their effect would have been anti-dilutive. For the three months ended March 31, 2011, approximately 0.7 million options were not included in diluted income (loss) per share as their effect would have been anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES

We lease space for certain of our offices, warehouses, vehicles and equipment under leases expiring at various dates through 2022. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the consolidated balance sheet in accrued expenses and other current liabilities. Total rent expense was $21.2 million and $17.7 million for the three months ended March 31, 2012 and 2011, respectively. Included in such amounts are contingent rents of $2.2 million and $1.7 million in 2012 and 2011, respectively.

12. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

We have three reportable operating segments: Americas, Europe and Asia. We also have an Other businesses category which aggregates insignificant operating segments that do not meet the reportable threshold and represent manufacturing operations located in Mexico and Italy. The composition of our reportable operating segments is consistent with that used by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories to external customers. Revenues of the Other businesses category are primarily made up of intersegment sales which are eliminated when deriving total consolidated revenues. The remaining revenues for the Other businesses represent non-footwear product sales to external customers. Segment assets consist of cash and cash equivalents, accounts receivable and inventory.

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

During the three months ended March 31, 2012, we changed the internal reports used by our CODM to align the definition of our segment operating income with Income (loss) from operations. Previously, segment operating income (loss) excluded asset impairment charges and restructuring costs not included in cost of sales. Segment operating income also reflects the reclassification of Foreign currency transaction (gains) losses, net, from Income (loss) from operations on the consolidated statements of income. See Note 1 – Basis of Presentation for further discussion. Segment information for all periods presented has been reclassified to reflect these changes.

The following tables set forth information related to our reportable operating business segments during the three months ended March 31, 2012 and 2011.

	00000000000000		00000000000000
	Three Months Ended

	March 31,

($ thousands, except per share data)	2012		2011
Revenues:
Americas	$117,307		$100,211
Asia	102,024		72,623
Europe	52,342		53,816

Total segment revenues	271,673		226,650
Other businesses	125		58

Total revenues	$271,798		$226,708

Operating Income:
Americas	$18,651	(1)	$16,320
Asia	32,061		19,339
Europe	14,276		17,565

Total segment operating income	64,988		53,224

Reconciliation of total segment operating income(loss) to income (loss) before income taxes:
Other businesses	(3,033)		(5,704)
Intersegment eliminations	24		15
Unallocated corporate and other(2)	(22,183)		(17,972)

Total income (loss) from operations	39,796		29,563
Foreign currency transaction (gains) losses, net	4,276		1,372
Other (income) expense, net	(572)		271
Interest expense	47		188
Gain on charitable contribution	(26)		(257)

Income (loss) before income taxes	$36,071		$27,989

Depreciation and amortization:
Americas	$2,234		$2,306
Asia	1,725		1,627
Europe	606		610

Total segment depreciation and amortization	4,565		4,543
Other businesses	1,543		3,599
Unallocated corporate and other	2,245		1,701

Total depreciation and amortization	$8,353		$9,843

(1)	Includes $0.7 million of impairment charges incurred related to certain underperforming retail locations.
(2)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

	00000000000000000000	00000000000000000000
	March 31,	December 31,

($ thousands, except per share data)	2012	2011
Assets:
Americas	$135,103	$107,330
Asia	269,978	241,354
Europe	110,936	83,909

Total segment assets	516,017	432,593
Other businesses	22,157	17,598
Unallocated corporate and other(1)	2,545	21,783
Deferred tax assets, net	7,795	7,047
Income tax receivable	8,814	5,828
Other receivables	22,268	20,295
Prepaid expenses and other current assets	25,552	20,199

Total current assets	605,148	525,343
Property and equipment, net	67,636	67,684
Intangible assets, net	47,642	48,641
Deferred tax assets, net	30,161	30,375
Other assets	22,678	23,410

Total assets	$773,265	$695,453

(1)	Corporate and other assets primarily consist of cash and equivalents.

13. LEGAL PROCEEDINGS

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit.

We and those current and former officers and directors named as defendants have reached an agreement in principle with the plaintiffs on terms of a settlement that would, if approved by the United States District Court for the District of Colorado, resolve all claims asserted against us by the plaintiffs on behalf of the putative class, and plaintiffs’ appeal would be dismissed. Our independent auditor is not a party to the agreement in principle. The agreement in principle contemplates that the settling parties will enter into a Stipulation of Settlement. The Stipulation of Settlement will be subject to customary conditions, including court approval following notice to stockholders. If the settlement becomes final, all amounts required by the settlement will be paid by our insurers. There can be no assurance that the settling parties will enter into a Stipulation of Settlement or that it will be finally approved by the District Court.

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe, the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and permission to appeal the judgment has been requested. Given that this phase of the proceedings only pertains to liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under UK law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the liability proceedings. Spectrum has not quantified its claim for compensation and damages and the amount will be assessed later in the proceedings. Such assessment may be stayed pending the outcome of an appeal on liability. We were granted permission to appeal and a trial date has been set for July 2012.

With respect to our outstanding litigation matters, we have accrued an aggregate of $0.4 million in Accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2012. While we intend to vigorously defend these matters, based on our current knowledge, it is reasonably possible that adverse outcomes could result in aggregate losses beyond accrued amounts. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. Due to the nature of these legal proceedings we are currently unable to reasonably estimate a range of potential outcomes. If unfavorable final outcomes were to occur beyond these amounts, it may have a material adverse effect on our financial statements.

We are currently subject to an audit by the U.S. Customs Service in respect of the period from 2006 to present. We anticipate that the U.S. Customs Service will present its audit report to us in the second half of 2012. At this time, we cannot accurately predict the ultimate outcome or estimate potential loss, if any, related to this matter. If an unfavorable outcome were to occur, it may result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on its business.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent filings with the Securities and Exchange Commission. We caution the reader to carefully consider such factors. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Financial Highlights

During the three months ended March 31, 2012, revenues increased $45.1 million to $271.8 million, net income increased $6.8 million to $28.3 million and diluted earnings per share increased $0.07 to $0.31 compared to the same period in 2011. These financial improvements reflect continued strong demand for our diversified product line and improved margins particularly in our Asia operating segment.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

	00000000000000	00000000000000	00000000000000	00000000000000
	Three Months Ended March 31,		Change

($ thousands, except per share data and average selling price)	2012	2011	$	%
Revenues	$271,798	$226,708	$45,090	19.9%
Cost of sales	126,999	107,502	19,497	18.1

Gross profit	144,799	119,206	25,593	21.5

Selling, general and administrative expenses	104,136	88,614	15,522	17.5
Asset impairment	713	32	681	2,128.1
Charitable contributions expense	154	997	(843)	(84.6)

Income (loss) from operations	39,796	29,563	10,233	34.6

Foreign currency transaction (gains) losses, net	4,276	1,372	2,904	211.7
Other (income) expense, net	(572)	271	(843)	(311.1)
Interest expense	47	188	(141)	(75.0)
Gain on charitable contribution	(26)	(257)	231	(89.9)

Income (loss) before income taxes	36,071	27,989	8,082	28.9
Income tax expense (benefit)	7,725	6,485	1,240	19.1

Net income (loss)	$28,346	$21,504	$6,842	31.8%

Net income (loss) per common share:
Basic	$0.32	$0.24	$0.08	31.4%

Diluted	$0.31	$0.24	$0.07	29.8%

Gross Margin	53.3%	52.6%	0.7%	1.3%
Operating Margin	14.6%	13.0%	1.6%	12.3%

Footwear unit sales	13,646	12,617	1,029	8.2%
Average footwear selling price	$19.22	$17.38	$1.84	10.6%

	00000000000000	00000000000000	00000000000000	00000000000000
	Three Months Ended March 31,		Change
($ thousands)	2012	2011	$	%
Channel revenues:
Wholesale:
Americas	$69,056	$61,888	$7,168	11.6%
Asia	78,895	56,855	22,040	38.8
Europe	42,616	45,766	(3,150)	(6.9)
Other businesses	125	58	67	115.5

Total Wholesale	190,692	164,567	26,125	15.9
Consumer-direct:
Retail
Americas	35,546	28,423	7,123	25.1
Asia	20,581	14,145	6,436	45.5
Europe	4,445	2,920	1,525	52.2

Total Retail	60,572	45,488	15,084	33.2
Internet
Americas	12,705	9,900	2,805	28.3
Asia	2,548	1,623	925	57.0
Europe	5,281	5,130	151	2.9

Total Internet	20,534	16,653	3,881	23.3

Total Revenues	$271,798	$226,708	$45,090	19.9%

Revenues. During the three months ended March 31, 2012, revenues increased $45.1 million, or 19.9%, compared to the same period in 2011, due to an increase of 10.6% in average unit selling price and an increase of 1.0 million, or 8.2%, in footwear unit sales.

During the three months ended March 31, 2012, revenues from our wholesale channel grew by $26.1 million, or 15.9%, which was primarily driven by continued strong demand in the Asia operating segment. Revenues from our retail channel grew by $15.1 million, or 33.2%, due to a net increase of 68 global retail stores and growth in comparable store revenues (defined below) of 10.2%. We continue to close certain kiosks and open more branded stores where we can better merchandise the full breadth and depth of our product line. Revenues from our internet channel grew by $3.9 million, or 23.3%, as a result of increased brand awareness.

The table below sets forth information about the number of company-operated retail locations as of March 31, 2012 and 2011 and same store sales growth for the three months ended March 31, 2012 compared to the same period in 2011.

	00000000000	00000000000	00000000000	00000000000	00000000000
Company-operated retail locations by operating segment:		March 31, 2012	March 31, 2011	Change	Comparable store sales growth (1)

Americas		190	189	1	9.3%
Asia		211	156	55	9.4
Europe		38	26	12	21.4

Total company-operated retail locations		439	371	68	10.2%

(1)	Comparable store status is determined on a monthly basis. Comparable store sales begin in the thirteenth month of a store’s operation. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. Comparable store sales growth is calculated on a currency neutral basis using historical annual average rates.

	000000000	000000000	000000000	000000000
Company-operated retail locations by type:		March 31, 2012	March 31, 2011	Change

Retail stores		198	135	63
Outlet stores		96	80	16
Store in Store		99	90	9
Kiosk		46	66	(20)

Total company-operated retail locations		439	371	68

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency, the U.S. dollar, during the three months ended March 31, 2012 decreased revenues $2.8 million as compared to the same period in 2011. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our overall revenues. Accordingly, changes in foreign currency exchange rates could materially affect our overall revenues or the comparability of those revenues from period to period as a result of translating our financial statements into our reporting currency.

Gross profit. During the three months ended March 31, 2012, gross profit increased $25.6 million, or 21.5%, compared to the same period in 2011 and gross margin increased slightly to 53.3%. These increases are primarily attributable to an increase of 10.6% in our global average footwear selling price and an increase of 8.2% in global footwear unit sales which were partially offset by higher cost of sales driven by product mix and increased volume.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and cost of sales from our functional currencies to our reporting currency during the three months ended March 31, 2012 decreased our gross profit by $0.7 million compared to the same period in 2011. We expect our subsidiaries with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall gross profit. Accordingly, changes in foreign currency exchange rates could materially affect our overall gross profit or the comparability of our gross profit from period to period as a result of translating our financial statements into our reporting currency.

Selling, general and administrative expenses. Selling, general and administrative expense (“SG&A”) increased $15.5 million, or 17.5%, during the three months ended March 31, 2012 compared to the same period in 2011 which was primarily due to an increase of $5.8 million in salaries and related costs resulting from higher global headcount and an increase of $5.3 million in rent, building and contract labor costs resulting from continued growth in the number of company-operated retail stores, which also contributed to the higher global headcount. As a percentage of revenues; SG&A decreased to 38.3% from 39.1% during the three months ended March 31, 2012 compared to the same period 2011.

Impact on SG&A due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate SG&A from our functional currencies to our reporting currency during the three months ended March 31, 2012 decreased SG&A by approximately $0.3 million as compared to the same period in 2011. We expect our subsidiaries with functional currencies other than the U.S. dollar will continue to generate a substantial portion of our overall SG&A. Accordingly, changes in foreign currency exchange rates could materially affect our overall SG&A or the comparability of our SG&A from period to period as a result of translating our financial statements into our reporting currency.

Foreign currency transaction losses (gains). Foreign currency transaction losses (gains) is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. Losses on foreign currency transactions increased $2.9 million during the three months ended March 31, 2012 compared to $1.4 million of losses during the same period in 2011, primarily due to the re-measurement of monetary assets and liabilities in certain non-functional currencies, net of related undesignated forward instruments, as the U.S. dollar strengthened against those currencies.

Income tax expense. During the three months ended March 31, 2012, income tax expense increased $1.2 million compared to the same period in 2011, which was primarily due to increased profitability of various domestic and international jurisdictions. Our effective tax rate for the quarter ended March 31, 2012 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between US and foreign jurisdictions. Our effective tax rate for the three months ended March 31, 2012 was 1.8% lower than the rate for the quarter ended March 31, 2011 primarily due to the utilization of foreign tax credits on previously repatriated earnings.

Presentation of Reportable Operating Segments

We have three reportable operating segments: Americas, Europe and Asia. We also have an Other businesses category which aggregates insignificant operating segments that do not meet the reportable threshold and represent manufacturing operations located in Mexico and Italy. The composition of our reportable operating segments is consistent with that used by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories to external customers. Revenues of the Other businesses category are primarily made up of intersegment sales which are eliminated when deriving total consolidated revenues. The remaining revenues for the Other businesses represent non-footwear product sales to external customers. Segment assets consist of cash and cash equivalents, accounts receivable and inventory.

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

During the three months ended March 31, 2012, for operational purposes, we changed the internal reports used by our CODM to align the definition of our segment operating income with Income (loss) from operations. Previously, segment operating income (loss) was a non-GAAP measure and excluded asset impairment charges and restructuring costs not included in cost of sales. Segment operating income also reflects the reclassification of Foreign currency transaction (gains) losses, net, from Income (loss) from operations on the consolidated statements of income, see Note 1 – Basis of Presentation for further discussion. Segment information for all periods presented has been reclassified to reflect these changes.

	00000000000	00000000000	00000000000		00000000000
	Three Months Ended March 31,		Change

($ thousands, except per share data)	2012	2011	$		%
Revenues:
Americas	$117,307	$100,211	$17,096		17.1%
Asia	102,024	72,623	29,401		40.5
Europe	52,342	53,816	(1,474)		(2.7)

Total segment revenues	271,673	226,650	45,023		19.9
Other businesses	125	58	67		115.5

Total revenues	$271,798	$226,708	$45,090		19.9%

Operating Income:
Americas	$18,651	$16,320	$2,331		14.3%
Asia	32,061	19,339	12,722		65.8
Europe	14,276	17,565	(3,289)		(18.7)

Total segment operating income	64,988	53,224	11,764		22.1
Other businesses	(3,033)	(5,704)	2,671	(1)	(46.8)
Intersegment eliminations	24	15	9		60.0
Unallocated corporate and other	(22,183)	(17,972)	(4,211)	(2)	23.4

Total income (loss) from operations	$39,796	$29,563	$10,233		34.6%

(1)

During the quarter ended March 31, 2012, operating losses of Other businesses decreased $2.6 million compared to the same period in 20ll, primarily due to an increase of $2.9 million of intercompany revenues driven by higher global sales which was partially offset by increased volume and product mix related cost of sales.

(2)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the quarter ended March 31, 2012, operating losses from Unallocated corporate and other increased $4.2 million compared to the same period in 2011, primarily due increased salaries and wages associated with higher corporate headcount.

Americas Operating Segment. Revenues from the Americas segment increased $17.1 million, or 17.1%, during the three months ended March 31, 2012 compared to the same period in 2011, primarily due to a 13.3% increase in footwear units sold and a 3.0% increase in footwear average selling price, which were partially offset by an unfavorable impact of $0.7 million from foreign currency fluctuations. Revenue growth for the region was realized primarily in the wholesale channel which increased $7.2 million, or 11.6%, and in the retail channel which increased $7.1 million, or 25.1%. Segment operating income increased by $2.3 million, or 14.3%, driven mainly by the increase in revenues which was partially offset by a decrease in gross margin and an increase of $2.8 million, or 7.9%, in SG&A which resulted from the continued expansion of the retail channel. Foreign currency fluctuations had an insignificant net impact on the Americas gross margin and operating income.

Asia Operating Segment. Revenues from the Asia segment increased $29.4 million, or 40.5%, during the three months ended March 31, 2012 compared to the same period in 2011, primarily due to a 23.6% increase in footwear units sold, an 11.4% increase in footwear average selling price and a favorable impact of $1.4 million from foreign currency fluctuations. Revenue growth for the region was realized primarily in the wholesale channel which increased $22.0 million, or 38.8%, and in the retail channel which increased $6.4 million, or 45.5% and was primarily driven by new stores and same store growth. Segment operating income increased by $12.7 million, or 65.8%, which was driven mainly by the increase in revenues and an increase in gross margin, partially offset by an increase of $7.4 million, or 31.4%, in SG&A which resulted from the continued expansion of the retail channel. Foreign currency fluctuations had an insignificant net impact on the Asia gross margin and operating income.

Europe Operating Segment. Revenues from the Europe segment decreased $1.5 million, or 2.7%, during the three months ended March 31, 2012 compared to the same period in 2011, primarily due to a 16.2% decrease in footwear units sold and a $2.4 million unfavorable impact from foreign currency fluctuations which were partially offset by an 18.9% increase in footwear average selling price. A decrease of $3.2 million, or 6.9%, in wholesale channel revenues drove the decline in total segment revenues which was primarily due to deteriorating macro economic conditions in Europe. An increase of $1.5 million, or 52.2% in the retail channel partially offset the decline in wholesale revenues. Segment operating income decreased by $3.3 million, or 18.7%, driven mainly by the decrease in revenues, a lower gross margin and an increase of $2.0 million, or 18.0%, in SG&A which resulted from the continued expansion of the retail channel. Foreign currency fluctuations had a net negative impact of $1.2 million and $0.7 million on the Europe gross profit and operating income, respectively.

Liquidity and Capital Resources

At March 31, 2012, we had $206.6 million in cash and cash equivalents. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we also have a revolving credit facility with PNC Bank, N.A. (“PNC”) and a syndicate of other lenders (further discussed below), which currently provides us with up to $70.0 million in borrowings and matures in December 2016. Additional future financing may be necessary, however, there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Credit Facility

On December 16, 2011, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of lenders, including PNC, which replaced our asset-backed line of credit. The Credit Agreement provides for a revolving credit facility of $70.0 million (the “Credit Facility”), which can be increased to $100.0 million subject to certain conditions. The Credit Facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and stock repurchases, and is currently set to mature in December 2016. Borrowings under the Credit Facility are secured by all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and intellectual property. Borrowings under the Credit Agreement bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.75% to 1.50% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.75% to 2.50% based on certain conditions. The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to LIBOR rate loans and contains certain customary restrictive and financial covenants. We were in compliance with these restrictive financial covenants as of March 31, 2012. As of March 31, 2012, we had $24.1 million of outstanding borrowings under the Credit Facility. At March 31, 2012 and December 31, 2011, we had issued and outstanding letters of credit of $6.1 million and $6.0 million, respectively, which were reserved against the borrowing base.

Working Capital

As of March 31, 2012, accounts receivable increased $80.3 million when compared to December 31, 2011, primarily due to increased sales in the first quarter of 2012 compared to the fourth quarter of 2011. Inventories increased $39.4 million as of March 31, 2012 when compared to December 2011, primarily due to wholesale order growth, particularly in the Americas and Asia, and the global increase in company-operated retail stores.

Capital Assets

During the three months ended March 31, 2012, net capital expenditures, inclusive of intangible assets, remained relatively flat at $9.4 million compared to $9.3 million during the same period in 2011 as we continue our global retail store growth.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $190.1 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position with the exception of the expected repatriation of up to approximately $13.6 million in cash that was previously accrued for as a repatriation of 2010 foreign subsidiary current-year earnings. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of March 31, 2012, essentially all of our cash was held in international jurisdictions, which is primarily used for ongoing operations. Of the total cash held in international locations, $36.2 million could potentially be restricted. If the remaining balance were to be immediately repatriated to the U.S., we would be required to pay approximately $26.5 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations

The following table summarizes aggregate information about our significant contractual cash obligations as of March 31, 2012.

	000000000	000000000	000000000	000000000	000000000
	Payments due by period

		Less than	1-3	4-5	More than

($ thousands)	Total	1 year	years	years	5 years
Operating lease obligations	$256,338	$58,857	$80,144	$51,069	$66,268
Inventory purchase obligations with third-party manufacturers	134,901	134,901	-	-	-
Estimated liability for uncertain tax positions	44,448	219	34,681	4,626	4,922
Debt obligations	24,120	24,120	-	-	-

Total	$459,807	$218,097	$114,825	$55,695	$71,190

Off-Balance Sheet Arrangements

We had no material off balance sheet arrangements at March 31, 2012.

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

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated by reference herein.

Significant Accounting Policies

For a discussion of accounting policies that we consider significant to our business operations and understanding of our results of operations, see Note 1 — Summary of Significant Accounting Policies to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated by reference herein.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility. Borrowings under the revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.75% to 1.50% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.75% to 2.50% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the quarter ended March 31, 2012, the maximum amount borrowed under the Credit Facility was $31.0 million and the average amount of borrowings outstanding was $12.5 million. As of March 31, 2012, the amount of total borrowings outstanding under the revolving credit facility was $24.1 million. If the prevailing market interest rates relative to these borrowings increased by 10% during the quarter ended March 31, 2012, our interest expense would have not have materially increased.

Fluctuations in the prevailing market interest rates, earned on our cash and cash equivalents and restricted cash balances during the three months ended March 31, 2012, would have an immaterial impact on the consolidated statements of income.

Foreign Currency Exchange Risk

As a global company, we have significant revenues, costs and monetary assets and liabilities denominated in currencies other than the U.S. dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase of 1% in value of the U.S. dollar relative to foreign currencies would have decreased income before taxes during the quarter ended March 31, 2012, excluding the impact of our foreign currency contracts, by approximately $2.0 million. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the quarters ended March 31, 2012 and 2011.

We enter into foreign currency exchange forward contracts as economic hedges to reduce our exposure to the effect of changes in exchange rates on our operating results. The following table summarizes the notional amounts of the outstanding foreign currency exchange forward contracts at March 31, 2012 and December 31, 2011. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	0000000000000	0000000000000
($ thousands)	March 31, 2012	December 31, 2011
Foreign currency exchange forward contracts by currency:
Japanese Yen	$30,500	$27,500
Euro	16,795	10,055
Mexican Peso	3,250	6,500
Pound Sterling	3,912	6,345

Total notional value, net	$54,457	$50,400

Latest maturity date	April 2013	December 2012

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as March 31, 2012 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  Legal Proceedings

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under

Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit.

We and those current and former officers and directors named as defendants have reached an agreement in principle with the plaintiffs on terms of a settlement that would, if approved by the United States District Court for the District of Colorado, resolve all claims asserted against us by the plaintiffs on behalf of the putative class, and plaintiffs’ appeal would be dismissed. Our independent auditor is not a party to the agreement in principle. The agreement in principle contemplates that the settling parties will enter into a Stipulation of Settlement. The Stipulation of Settlement will be subject to customary conditions, including court approval following notice to stockholders. If the settlement becomes final, all amounts required by the settlement will be paid by our insurers. There can be no assurance that the settling parties will enter into a Stipulation of Settlement or that it will be finally approved by the District Court.

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe, the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and permission to appeal the judgment has been requested. Given that this phase of the proceedings only pertains to liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under UK law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the liability proceedings. Spectrum has not quantified its claim for compensation and damages and the amount will be assessed later in the proceedings. Such assessment may be stayed pending the outcome of an appeal on liability. We were granted permission to appeal and a trial date has been set for July 2012.

We are currently subject to an audit by the U.S. Customs Service in respect of the period from 2006 to present. We anticipate that the U.S. Customs Service will present its audit report to us in the second half of 2012. At this time, we cannot accurately predict the ultimate outcome or estimate potential loss, if any, related to this matter. If an unfavorable outcome were to occur, it may result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

We intend to vigorously defend these matters. Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on its business.

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.  Exhibits

Exhibit List

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporate of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 12, 2007).

3.3	Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Amendment No. 4 to Registration Statement on Form S-1, filed on January 19, 2006 (File No. 333-127526)).

31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS††	XBRL Instance Document**

101.SCH††	XBRL Taxonomy Extension Schema Document**

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document**

††	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: May 1, 2012	By:	/s/ Jeffrey J. Lasher
		Name:	Jeffrey J. Lasher
		Title:	Senior Vice President-Finance, Chief Financial Officer