Form 10-Q
period 2012-06-30
Crocs, Inc.
filed 2012-07-31
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 20, 2012, Crocs, Inc. had 90,253,930 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.

Form 10-Q

Quarter Ended June 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ thousands, except per share data)	2012	2011	2012	2011
Revenues	$330,942	$295,585	$602,740	$522,293
Cost of sales	134,857	125,367	261,856	232,869

Gross profit	196,085	170,218	340,884	289,424
Selling, general and administrative expenses	124,718	108,486	229,009	198,097
Asset impairment	106	—	819	32

Income from operations	71,261	61,732	111,056	91,295
Foreign currency transaction (gains) losses, net	(1,627)	(2,623)	2,649	(1,252)
Other (income) expense, net	(1,069)	(664)	(1,668)	(649)
Interest expense	132	241	179	429

Income before income taxes	73,825	64,778	109,896	92,767
Income tax expense (benefit)	12,301	9,272	20,026	15,757

Net income	$61,524	$55,506	$89,870	$77,010

Net income per common share (Note 10):
Basic	$0.68	$0.62	$1.00	$0.87

Diluted	$0.68	$0.61	$0.99	$0.85

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ thousands)	2012	2011	2012	2011
Net income	$61,524	$55,506	$89,870	$77,010
Other comprehensive income:
Foreign currency translation	(11,523)	950	(4,445)	5,417
Reclassification of cumulative foreign exchange translation adjustments to net income	—	—	(658)	—

Total comprehensive income	$50,001	$56,456	$84,767	$82,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
($ thousands)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$278,827	$257,587
Accounts receivable, net of allowances of $18,858 and $15,508, respectively	132,331	84,760
Inventories	166,013	129,627
Deferred tax assets, net	7,809	7,047
Income tax receivable	4,133	5,828
Other receivables	22,938	20,295
Prepaid expenses and other current assets	27,654	20,199

Total current assets	639,705	525,343
Property and equipment, net	68,585	67,684
Intangible assets, net	47,360	48,641
Deferred tax assets, net	30,849	30,375
Other assets	29,221	23,410

Total assets	$815,720	$695,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,965	$66,517
Accrued expenses and other current liabilities	86,336	76,506
Deferred tax liabilities, net	3,480	2,889
Income taxes payable	21,781	8,273
Bank borrowings and current portion of capital lease obligations	61	1,118

Total current liabilities	174,623	155,303
Long term income tax payable	41,945	41,665
Other liabilities	15,472	6,705

Total liabilities	232,040	203,673

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 90,727,610 and 90,205,424 shares issued and outstanding, respectively, at June 30, 2012 and 90,306,432 and 89,807,146 shares issued and outstanding, respectively, at December 31, 2011	91	90
Treasury stock, at cost, 522,186 and 499,286 shares, respectively	(19,930)	(19,759)
Additional paid-in capital	301,262	293,959
Retained earnings	292,539	202,669
Accumulated other comprehensive income	9,718	14,821

Total stockholders’ equity	583,680	491,780

Total liabilities and stockholders’ equity	$815,720	$695,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
($ thousands)	2012	2011
Cash flows from operating activities:
Net income	$89,870	$77,010
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,257	19,407
Unrealized (gain) loss on foreign exchange, net	4,892	(5,489)
Asset impairment charges	819	32
Charitable contributions	827	1,836
Provision for (recovery of) doubtful accounts, net	1,563	(737)
Share-based compensation	6,129	3,911
Other non-cash items	(449)	(492)
Changes in operating assets and liabilities:
Accounts receivable	(50,762)	(47,735)
Inventories	(38,163)	(33,100)
Prepaid expenses and other assets	(16,115)	(12,101)
Accounts payable	(545)	30,002
Accrued expenses and other liabilities	17,552	12,468
Income taxes	16,847	(1,131)

Cash provided by (used in) operating activities	49,722	43,881
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(16,312)	(13,804)
Proceeds from disposal of property and equipment	319	245
Cash paid for intangible assets	(4,501)	(7,733)
Restricted cash	(654)	(109)

Cash provided by (used in) investing activities	(21,148)	(21,401)
Cash flows from financing activities:
Proceeds from bank borrowings	89,505	165,198
Repayment of bank borrowings and capital lease obligations	(90,578)	(164,542)
Issuances of common stock	1,531	7,068
Repurchase of common stock for tax withholding	(493)	(490)

Cash provided by (used in) financing activities	(35)	7,234
Effect of exchange rate changes on cash	(7,299)	4,682

Net increase (decrease) in cash and cash equivalents	21,240	34,396
Cash and cash equivalents—beginning of year	257,587	145,583

Cash and cash equivalents—end of year	$278,827	$179,979

Supplemental disclosure of cash flow information—cash paid during the year for:
Interest	$273	$365
Income taxes	$10,551	$15,332
Supplemental disclosure of non-cash, investing, and financing activities:
Accrued purchases of property and equipment	$1,762	$1,722
Accrued purchases of intangibles	$397	$406

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

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements in the 2011 Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales returns and discounts, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, useful lives assigned to long-lived assets, depreciation and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to threatened or pending legal and tax matters (see Note 13 – Legal Proceedings). Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss.

Reclassifications–Certain prior period amounts on the consolidated condensed financial statements have been reclassified to conform to current period presentation. We reclassified the Foreign currency transaction (gains) losses line item from Income (loss) from operations to Income (loss) before income taxes in the consolidated statements of income. We also reclassified (gains) losses on our derivative contracts from Other (income) expense to the Foreign currency transaction (gains) losses line item. As a result of these reclassifications, Income (loss) from operations increased $3.0 million and $1.7 million for the three and six months ended June 30, 2011, respectively, from the amounts previously reported. These reclassifications did not affect net income.

2. INVENTORIES

The following table summarizes inventories by major classification as of June 30, 2012 and December 31, 2011.

($ thousands)	June 30, 2012	December 31, 2011
Finished goods	$159,008	$124,203
Work-in-progress	827	291
Raw materials	6,178	5,133

Inventories	$166,013	$129,627

3. PROPERTY AND EQUIPMENT

The following table summarizes property and equipment by major classification as of June 30, 2012 and December 31, 2011.

($ thousands)	June 30, 2012	December 31, 2011
Machinery and equipment	$65,780	$68,005
Leasehold improvements	75,645	65,338
Furniture, fixtures and other	17,081	16,196
Construction-in-progress	5,172	7,902

Property and equipment, gross	163,678	157,441
Less: Accumulated depreciation	(95,093)	(89,757)

Property and equipment, net	$68,585	$67,684

During the three months ended June 30, 2012 and 2011, we recorded $6.0 million and $7.3 million, respectively, in depreciation expense of which $1.1 million and $3.3 million, respectively, was recorded in Cost of sales, with the remaining amounts recorded in Selling, general and administrative expenses in the condensed consolidated statements of income. During the six months ended June 30, 2012 and 2011, we recorded $11.5 million and $14.9 million, respectively, in depreciation expense of which $2.6 million and $7.1 million, respectively, was recorded in Cost of sales, with the remaining amounts recorded in Selling, general and administrative expenses in the condensed consolidated statements of income.

We periodically review all of our stores for indicators of impairment. During the three and six months ended June 30, 2012, we determined that certain underperforming domestic stores in the Americas segment were unlikely to generate sufficient cash flows to recover the carrying value of the stores’ assets over the remaining economic life of those assets. As a result, we recorded impairment charges of $0.1 million and $0.8 million during the three and six months ended June 30, 2012, respectively, to adjust the carrying value of these store assets to our estimate of their fair value, which is based on our estimate of future discounted cash flows. During the six months ended June 30, 2011, an insignificant amount of impairment charges were recorded which related to our Sendai, Japan retail store as a result of the March 2011 Japanese earthquakes. None of the assets impaired during the periods presented were previously depreciated to Cost of sales.

4. INTANGIBLE ASSETS

The following table summarizes the identifiable intangible assets as of June 30, 2012 and December 31, 2011.

	June 30, 2012					December 31, 2011
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$70,752	(1)	$(27,012	)(2)	$43,740	$66,530	(1)	$(22,156	)(2)	$44,374
Customer relationships	6,447		(5,936)		511	6,321		(5,641)		680
Patents, copyrights, and trademarks	6,090		(3,152)		2,938	6,109		(2,994)		3,115
Core technology	4,684		(4,684)		—	4,743		(4,743)		—
Other	696		(636)		60	997		(636)		361

Total finite lived intangible assets	88,669		(41,420)		47,249	84,700		(36,170)		48,530
Indefinite lived intangible assets	111		—		111	111		—		111

Intangible assets	$88,780		$(41,420)		$47,360	$84,811		$(36,170)		$48,641

(1)	Includes $4.1 million of software held under a capital lease classified as capitalized software as of June 30, 2012 and December 31, 2011.
(2)	Includes $1.0 million and $0.7 million of accumulated amortization of software held under a capital lease as of June 30, 2012 and December 31, 2011, respectively.

During the three months ended June 30, 2012 and 2011, amortization expense recorded for intangible assets with finite lives was $3.0 million and $2.3 million, respectively, of which $0.8 million and $0.8 million, respectively, was recorded in Cost of sales. The remaining amounts were recorded in Selling, general and administrative expenses. During the six months ended June 30, 2012 and 2011, amortization expense recorded for intangible assets with finite lives was $5.8 million and $4.5 million, respectively, of which $1.6 million and $1.4 million, respectively, was recorded in Cost of sales. The remaining amounts were recorded in Selling, general and administrative expenses.

Estimated future annual amortization of intangible assets as of June 30, 2012 is set forth in the following table.

Fiscal years ending December 31,	Amortization ($ thousands)
Remainder of 2012	$6,751
2013	12,314
2014	10,368
2015	7,887
2016	6,432
Thereafter	3,497

Total	$47,249

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of June 30, 2012 and December 31, 2011.

($ thousands)	June 30, 2012	December 31, 2011
Accrued compensation and benefits	$22,667	$28,680
Fulfillment, freight and duties	10,186	7,151
Professional services	6,829	8,429
Sales/use and VAT tax payable	14,806	9,642
Other(1)	31,848	22,604

Total accrued expenses and other current liabilities	$86,336	$76,506

(1)

Includes entrusted loan payable balances of $11.2 million and $9.1 million as of June 30, 2012 and December 31, 201l, respectively, for which a corresponding $11.2 million and $9.1 million are recorded in Prepaid expenses and other current assets, respectively, as entrusted loan receivables related to our subsidiaries in China. The remaining amounts in Other consist of various accrued expenses and no individual item accounted for more than 5% of the total balance at June 30, 2012 and December 31, 2011.

6. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table summarizes the financial instruments required to be measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

	Fair Value as of June 30, 2012			Fair Value as of December 31, 2011
($ thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Balance Sheet Classification
Cash equivalents	$3,146	$—	$—	$10,286	$—	$—	Cash and cash equivalents
Derivative assets:
Foreign currency contracts	—	696	—	—	596	—	Prepaid expenses and other current assets
Derivative liabilities:
Foreign currency contracts	$—	$3,529	$—	$—	$1,035	$—	Accrued expense and other current liabilities and other liabilities

Other financial instruments including accounts receivable, accounts payable, debt and accrued liabilities are not required to be measured at fair value on a recurring basis. The carrying value of these financial instruments approximates fair value due to their short maturities. Based on borrowing rates currently available to us, with similar terms, the carrying values of capital lease obligations and the revolving credit facility approximate their fair values.

Non-Recurring Fair Value Measurements

The majority of our non-financial instruments including inventories, property, plant and equipment and intangible assets are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is determined to be impaired, it is recorded at its fair value and any difference between its carrying value and fair value is reflected in the consolidated statements of income as an impairment loss. See Note 3 – Property and Equipment for more information regarding impairment charges related to non-recurring fair value measurements.

Derivative Financial Instruments

We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. We enter into foreign currency exchange forward contracts and currency swaps to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at June 30, 2012 and December 31, 2011. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

($ thousands)	June 30, 2012	December 31, 2011
Foreign currency exchange forward contracts by currency:
Japanese Yen	$124,500	$27,500
Euro	10,366	10,055
Australian Dollar	2,869	—
Mexican Peso	—	6,500
Pound Sterling	2,341	6,345
Canadian Dollar	5,980	—
Hong Kong Dollar	2,384	—

Total notional value, net	$148,440	$50,400

Latest maturity date	December 2015	December 2012

Undesignated Derivative Instruments

We may elect to enter into foreign exchange forwards and currency swaps to mitigate the change in fair value of specific assets and liabilities on the balance sheet explained above. These foreign currency exchange contracts are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in foreign currency transaction (gains) losses, net together with the re-measurement gain or loss from the hedged balance sheet position. For purposes of the cash flow statement, the Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within the cash provided by operations.

The following table presents the amounts affecting the consolidated statements of income for the three months and six ended June 30, 2012 and 2011.

	Amount of (Gain) loss Recognized in Income on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
($ thousands)	2012	2011	2012	2011	Location of (Gain) Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	$4,287	$419	$2,184	$475	Foreign currency transaction (gains) losses, net

7. BANK BORROWINGS AND CAPITAL LEASE OBLIGATIONS

Bank borrowings and capital lease obligations as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30,	December 31,
($ thousands)	2012	2011
Revolving credit facility	$—	$422
Capital lease obligations for capitalized software bearing interest rates ranging from 8.7% to 12.4% and maturities through 2012	—	640
Capital lease obligations for equipment bearing interest at 8.8% and maturities through 2017	83	81

Total bank borrowings and capital lease obligations	$83	$1,143

As of June 30, 2012 and December 31, 2011, we had issued and outstanding letters of credit of $5.9 million and $6.0 million, respectively, which were reserved against the borrowing base under the terms of our revolving credit facility.

8. STOCK-BASED COMPENSATION

Options granted generally vest on a straight-line basis over four years with the first year vesting on a cliff basis followed by monthly vesting for the remaining three years. Restricted stock awards and restricted stock units granted generally vest on a straight-line basis over three or four years depending on the terms of the grant. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period and is recognized in the Cost of sales and Selling, general and administrative expense line items in the condensed consolidated statements of income. During the three months ended June 30, 2012 and 2011, $4.0 million and $2.4 million, respectively, of stock-based compensation expense was recorded, of which $0.6 million and $0.3 million, respectively, was recorded in Cost of sales. During the six months ended June 30, 2012 and 2011, $6.1 million and $3.9 million, respectively, of stock-based compensation expense was recorded, of which $1.0 million and $0.6 million, respectively, was recorded in Cost of sales.

Stock Options

The following table summarizes the stock option activity for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Options	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at March 31, 2012 and 2011 and December 31, 2012 and 2011, respectively	3,150,144	$12.07	4,772,766	$9.48	3,331,031	$11.91	5,007,337	$9.10
Granted	72,500	16.16	137,000	24.04	113,900	17.17	348,000	19.88
Exercised	(179,250)	4.88	(918,129)	4.83	(285,444)	5.36	(1,259,680)	5.61
Forfeited or expired	(68,781)	17.63	(88,596)	10.18	(184,874)	16.20	(192,616)	11.43

Outstanding at June 30	2,974,613	$12.48	3,903,041	$11.07	2,974,613	$12.48	3,903,041	$11.07

Restricted Stock Shares and Units

From time to time, we grant restricted stock shares and restricted stock units (“RSU”) to our employees. Unvested restricted stock shares have the same rights as those of common shares including voting rights and non-forfeitable dividend rights. However, ownership of unvested restricted stock shares cannot be transferred until they are vested. An unvested RSU is a contractual right to receive a share of common stock only upon its vesting. RSUs have dividend equivalent rights which accrue over the term of the award and are paid if and when the RSUs vest, but no voting rights.

During the six months ended June 30, 2012, the Board of Directors approved grants of 0.4 million RSUs to certain executives as part of a performance incentive program. Half of these grants vest ratably on each of the first three anniversaries of the grant date; 25%

will vest upon achievement of certain performance metrics; and the remaining 25% will vest one year from such date. If actual performance metrics exceed the targeted performance metrics by a predetermined amount, the executives are eligible to receive up to 200% of the performance-based portion of their award. During the three and six months ended June 30, 2012, $0.1 million and $0.6 million, respectively, of share-based payment expense related to these RSUs was recorded.

The following table summarizes the restricted stock shares activity for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2012 and 2011 and December 31, 2012 and 2011, respectively	518,346	$12.00	927,884	$9.64	571,175	$11.87	953,423	$8.54
Granted	18,813	16.48	48,520	22.22	18,813	16.48	118,520	19.10
Vested	(144,499)	8.48	(216,965)	7.97	(179,478)	8.71	(246,036)	7.58
Forfeited or expired	(9,250)	12.51	(7,200)	12.51	(27,100)	12.51	(73,668)	9.83

Outstanding at June 30	383,410	$13.53	752,239	$10.39	383,410	$13.53	752,239	$10.39

The following table summarizes the restricted stock unit activity for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2012 and 2011 and December 31, 2012 and 2011, respectively	1,576,561	$21.28	116,400	$12.99	711,980	$23.43	116,400	$12.99
Granted	13,500	16.10	570,099	25.84	888,559	19.42	570,099	25.84
Vested	(105,241)	24.48	(14,150)	12.99	(105,241)	24.48	(14,150)	12.99
Forfeited or expired	(19,105)	21.82	(3,200)	12.99	(29,583)	21.27	(3,200)	12.99

Outstanding at June 30	1,465,715	$21.00	669,149	$23.93	1,465,715	$21.00	669,149	$23.93

9. INCOME TAXES

During the three months ended June 30, 2012, we recognized an income tax expense of $12.3 million on pre-tax income of $73.8 million, representing an effective income tax rate of 16.7% compared to an income tax expense of $9.3 million on pre-tax income of $64.8 million, representing an effective income tax rate of 14.3% for the same period in 2011. During the six months ended June 30, 2012, we recognized an income tax expense of $20.0 million on pre-tax income of $109.9 million, representing an effective income tax rate of 18.2% compared to an income tax expense of $15.8 million on pre-tax income of $92.8 million, representing an effective income tax rate of 17.0% for the same period in 2011. The increase in the effective tax rate in 2012 is primarily the result of a one-time $3.6 million tax benefit recognized in the second quarter of 2011 due to a change in our international structure. Our effective tax rates for all periods presented differ from the federal U.S. statutory rate primarily due to differences between income tax rates between US and foreign jurisdictions. We had unrecognized tax benefits of $44.2 million at June 30, 2012 and $44.5 million at December 31, 2011.

10. EARNINGS (LOSS) PER SHARE

For all periods presented, basic and diluted earnings (loss) per common share (“EPS”) is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is an unvested share-based payment award containing non-forfeitable rights to dividends (whether or not declared) and must be included in the computation of earnings per share pursuant to the two-class method. Shares of unvested restricted stock are considered participating securities as they have non-forfeitable dividend rights. The following table sets forth EPS for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
($ thousands, except per share data)	2012	2011	2012	2011
Numerator:
Net income (loss)	$61,524	$55,506	$89,870	$77,010
Income allocated to participating securities	(330)	(553)	(514)	(796)

Numerator for net income (loss) attributable to common stockholders — basic and diluted	$61,194	$54,953	$89,356	$76,214

Denominator:
Weighted average common shares outstanding — basic	89,519	88,029	89,413	87,656
Dilutive effect of stock options and unvested restricted stock units	1,094	1,866	1,137	1,961

Weighted average common shares outstanding — diluted	90,613	89,895	90,550	89,617

Net income (loss) per common share:
Basic	$0.68	$0.62	$1.00	$0.87
Diluted	$0.68	$0.61	$0.99	$0.85

For the three and six months ended June 30, 2012, approximately 1.5 million and 1.3 million, respectively, options and RSUs were not included in the calculation of diluted income (loss) per share because they were anti-dilutive, respectively. For the three and six months ended June 30, 2011, approximately 0.7 million and 0.6 million, respectively, options and RSUs were not included in diluted income (loss) per share as their effect would have been anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES

We lease space for certain of our offices, warehouses, vehicles and equipment under leases expiring at various dates through 2022. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the consolidated balance sheet in accrued expenses and other current liabilities. Total rent expense was $26.8 million and $21.4 million for the three months ended June 30, 2012 and 2011, respectively. Included in such amounts are contingent rents of $6.6 million and $5.0 million in 2012 and 2011, respectively.Total rent expense was $48.0 million and $39.1 million for the six months ended June 30, 2012 and 2011, respectively. Included in such amounts are contingent rents of $8.7 million and $6.7 million in 2012 and 2011, respectively.

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

During the first quarter of 2012, we changed the internal reports used by our CODM to align the definition of our segment operating income with Income (loss) from operations. Previously, segment operating income (loss) excluded asset impairment charges and restructuring costs not included in cost of sales. Segment operating income also reflects the reclassification of Foreign currency transaction (gains) losses, net, from Income (loss) from operations on the consolidated statements of income. See Note 1 – Basis of Presentation for further discussion. Segment information for all periods presented has been reclassified to reflect these changes.

The following tables set forth information related to our reportable operating business segments during the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ thousands)	2012	2011	2012	2011
Revenues:
Americas	$134,611	$121,395	$251,918	$221,605
Asia	146,857	121,900	248,881	194,523
Europe	49,427	52,165	101,769	105,981

Total segment revenues	330,895	295,460	602,568	522,109
Other businesses	47	125	172	184

Revenues	$330,942	$295,585	$602,740	$522,293

Operating Income:
Americas	$31,038	$23,776	$49,689	$40,096
Asia	56,080	49,645	88,141	68,983
Europe	12,103	16,137	26,201	33,527

Total segment operating income	99,221	89,558	164,031	142,606
Reconciliation of total segment operating income(loss) to income (loss) before income taxes:
Other businesses	(2,875)	(3,380)	(5,731)	(8,909)
Intersegment eliminations	15	20	39	35
Unallocated corporate and other (1)	(25,100)	(24,466)	(47,283)	(42,437)

Income (loss) from operations	71,261	61,732	111,056	91,295
Foreign currency transaction (gains) losses, net	(1,627)	(2,623)	2,649	(1,252)
Other (income) expense, net	(1,069)	(664)	(1,668)	(649)
Interest expense	132	241	179	429

Income (loss) before income taxes	$73,825	$64,778	$109,896	$92,767

Depreciation and amortization:
Americas	$2,948	$2,365	$5,183	$4,670
Asia	1,475	1,361	3,202	2,988
Europe	685	670	1,292	1,280

Total segment depreciation and amortization	5,108	4,396	9,677	8,938
Other businesses	1,517	3,365	3,061	6,949
Unallocated corporate and other	2,279	1,802	4,519	3,520

Depreciation and amortization	$8,904	$9,563	$17,257	$19,407

(1)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

The following tables set forth asset information related to our reportable operating business segments as of June 30, 2012 and December 31, 2011.

	June 30,	December 31,
($ thousands)	2012	2011
Assets:
Americas	$137,288	$107,330
Asia	287,029	241,354
Europe	102,752	83,909

Total segment assets	527,069	432,593
Other businesses	23,006	17,598
Unallocated corporate and other(1)	27,096	21,783
Deferred tax assets, net	7,809	7,047
Income tax receivable	4,133	5,828
Other receivables	22,938	20,295
Prepaid expenses and other current assets	27,654	20,199

Total current assets	639,705	525,343
Property and equipment, net	68,585	67,684
Intangible assets, net	47,360	48,641
Deferred tax assets, net	30,849	30,375
Other assets	29,221	23,410

Total assets	$815,720	$695,453

(1)	Corporate and other assets primarily consist of cash and equivalents.

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

We and those current and former officers and directors named as defendants have entered into a Stipulation of Settlement with the plaintiffs that would, if approved by the United States District Court for the District of Colorado, resolve all claims asserted against us by the plaintiffs on behalf of the putative class, and plaintiffs’ appeal would be dismissed. Our independent auditor is not a party to the Stipulation of Settlement. The Stipulation of Settlement is subject to customary conditions, including preliminary court approval, and final court approval following notice to stockholders. If the settlement becomes final, all amounts required by the settlement will be paid by our insurers. There can be no assurance that the settlement will be finally approved by the District Court, or that approval by the District Court will, if challenged, be upheld by the Tenth Circuit.

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and permission to appeal the judgment was requested. Given that this phase of the proceedings only pertains to liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under UK law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the liability proceedings. Spectrum has not quantified its claim for compensation and damages and the amount will be assessed later in the proceedings. Such assessment may be stayed pending the outcome of an appeal on liability. We were granted permission to appeal and the appeal hearing took place on July 4, 2012. We have not received a ruling from that hearing.

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

With respect to our outstanding litigation matters, we have accrued an aggregate of $0.4 million in Accrued expenses and other current liabilities on the consolidated balance sheets as of June 30, 2012.

While we intend to vigorously defend these matters, based on our current knowledge, it is reasonably possible that adverse outcomes could result in aggregate losses beyond accrued amounts. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. Due to the nature of these legal proceedings we are currently unable to reasonably estimate a range of potential outcomes. If unfavorable final outcomes were to occur beyond amounts accrued, it may have a material adverse effect on our financial statements.

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

Since the initial introduction and popularity of our Beach and Crocs Classic designs, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach through the acquisition of brand platforms such as Jibbitz, LLC (“Jibbitz”) and Ocean Minded, Inc. (“Ocean Minded”). We intend to continue to expand the breadth of our footwear product lines, bringing a unique and original perspective to the consumer in styles that may be unexpected from Crocs. In part, we believe this will help us to continue to build a stable year-round business as we look to offer more winter-oriented styles. Our marketing efforts surround specific product launches and employ a fully integrated approach utilizing a variety of media outlets, including print and online media and television. Our marketing efforts drive business to both our wholesale partners and our company-operated retail and internet stores, ensuring that our presentation and story are first class and drive purchasing at the point of sale.

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

As a global company, we have significant revenues and costs denominated in currencies other than the U. S. dollar. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our revenues. Likewise, we expect our subsidiaries with functional currencies other than the U.S. dollar will continue to represent a substantial portion of our overall gross margin and related expenses. Accordingly, changes in foreign currency exchange rates could materially affect revenues and costs or the comparability of revenues and costs from period to period as a result of translating our financial statements into our reporting currency.

Financial Highlights

During the three months ended June 30, 2012, revenues increased $35.4 million to $330.9 million, net income increased $6.0 million to $61.5 million and diluted earnings per share increased $0.07 to $0.68 compared to the same period in 2011. During the six months ended June 30, 2012, revenues increased $80.4 million to $602.7 million, net income increased $12.9 million to $89.9 million and diluted earnings per share increased $0.14 to $0.99 compared to the same period in 2011.

Despite the current state of the global macro economy making for a difficult selling environment, we were able to generate strong increases in both revenue and diluted earnings per share. The increase in revenues for the three months ended June 30, 2012 compared to the same period in 2011 were driven by increases in all three revenue channels of business. On a percentage basis the sales growth was driven by a 22.6% increase in retail revenue coupled by a 7.3% increase in wholesale revenue and a 6.6% increase in internet revenue.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

	Three Months Ended
	June 30,		Change
($ thousands, except per share data)	2012	2011	$	%
Revenues	$330,942	$295,585	$35,357	12.0%
Cost of sales	134,857	125,367	9,490	7.6

Gross profit	196,085	170,218	25,867	15.2
Selling, general and administrative expenses	124,718	108,486	16,232	15.0
Asset impairment	106	—	106	N.M.

Income (loss) from operations	71,261	61,732	9,529	15.4
Foreign currency transaction (gains) losses, net	(1,627)	(2,623)	996	(38.0)
Other (income) expense, net	(1,069)	(664)	(405)	61.0
Interest expense	132	241	(109)	(45.2)

Income (loss) before income taxes	73,825	64,778	9,047	14.0
Income tax expense (benefit)	12,301	9,272	3,029	32.7

Net income (loss)	$61,524	$55,506	$6,018	10.8%

Net income (loss) per common share:
Basic	$0.68	$0.62	$0.06	9.2%

Diluted	$0.68	$0.61	$0.07	10.8%

Gross Margin	59.3%	57.6%	1.7%	2.9%
Operating Margin	21.5%	20.9%	0.6%	3.1%
Footwear unit sales	14,060	14,162	(102)	(0.7)%
Average footwear selling price	$22.46	$19.96	$2.50	12.5%

N.M. - Not Meaningful

Total Revenues by Channel

	Three Months Ended
	June 30,		Change
($ thousands)	2012	2011	$	%
Channel revenues:
Wholesale:
Americas	$62,369	$55,535	$6,834	12.3%
Asia	93,620	83,594	10,026	12.0
Europe	32,490	36,496	(4,006)	(11.0)
Other businesses	47	125	(78)	(62.4)

Total Wholesale	188,526	175,750	12,776	7.3
Consumer-direct:
Retail
Americas	54,952	50,574	4,378	8.7
Asia	48,359	34,912	13,447	38.5
Europe	9,163	6,264	2,899	46.3

Total Retail	112,474	91,750	20,724	22.6
Internet
Americas	17,290	15,286	2,004	13.1
Asia	4,878	3,394	1,484	43.7
Europe	7,774	9,405	(1,631)	(17.3)

Total Internet	29,942	28,085	1,857	6.6

Total Revenues	$330,942	$295,585	$35,357	12.0%

Revenues. During the three months ended June 30, 2012, revenues increased $35.4 million, or 12.0%, compared to the same period in 2011, due to an increase of 12.5% in average footwear selling price, slightly offset by a decrease of 0.1 million, or 0.7%, in footwear unit sales.

During the three months ended June 30, 2012, revenues from our wholesale channel grew by $12.8 million, or 7.3%, compared to the same period in 2011, which was primarily driven by continued strong demand in both the Americas and Asia operating segments. Revenues from our retail channel grew by $20.7 million, or 22.6%, compared to the same period in 2011, due to a net increase of 87 global retail stores and growth in comparable store revenues (defined below) of 1.8%. We continue to close certain kiosks and open more branded stores where we can better merchandise the full breadth and depth of our product line. Revenues from our internet channel grew by $1.9 million, or 6.6%, compared to the same period in 2011, primarily as a result of increased brand awareness in the Americas.

The table below sets forth information about the number of company-operated retail locations as of June 30, 2012 and 2011 and comparable store sales growth for the three months ended June 30, 2012 compared to the same period in 2011.

Company-operated retail locations by operating segment:	June 30, 2012	June 30, 2011	Change	Comparable store sales growth (1)
Americas	197	192	5	(1.2)
Asia	233	175	58	5.2
Europe	54	30	24	9.5

Total company-operated retail locations	484	397	87	1.8%

(1)	Comparable store status is determined on a monthly basis. Comparable store sales begin in the thirteenth month of a store’s operation. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. Comparable store sales growth is calculated on a currency neutral basis using historical annual average currency rates.

Company-operated retail locations by type:	June 30, 2012	June 30, 2011	Change
Retail stores	220	153	67
Outlet stores	111	81	30
Store in Store	108	97	11
Kiosk	45	66	(21)

Total company-operated retail locations	484	397	87

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency, the U.S. dollar, during the three months ended June 30, 2012 decreased revenues by $10.9 million as compared to the same period in 2011.

Gross profit. During the three months ended June 30, 2012, gross profit increased $25.9 million, or 15.2%, compared to the same period in 2011 and gross margin increased to 59.3%. These increases are primarily attributable to an increase of 12.5% in our global average footwear selling price, which was partially offset by higher cost of sales driven by product mix and increased volume.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and cost of sales from our functional currencies to our reporting currency during the three months ended June 30, 2012 decreased our gross profit by $3.8 million compared to the same period in 2011.

Selling, general and administrative expenses. Selling, general and administrative expense (“SG&A”) increased $16.2 million, or 15.0%, during the three months ended June 30, 2012 compared to the same period in 2011. This increase was primarily due to increases of $4.9 million in salaries and related costs resulting from higher global headcount, $5.9 million in rent and building costs resulting from continued growth in the number of company-operated retail stores and $4.7 million in other expenses primarily from increases in depreciation and amortization expenses. As a percentage of revenues; SG&A increased to 37.7% from 36.7% during the three months ended June 30, 2012 compared to the same period 2011.

Impact on SG&A due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate SG&A from our functional currencies to our reporting currency during the three months ended June 30, 2012 decreased SG&A by approximately $2.8 million as compared to the same period in 2011.

Foreign currency transaction (gains)losses. The line item entitled Foreign currency transaction (gains) losses is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. Gains on foreign currency transactions decreased $1.0 million during the three months ended June 30, 2012 compared to $2.6 million of gains during the same period in 2011, primarily due to the re-measurement of monetary assets and liabilities in certain non-functional currencies, net of related undesignated forward instruments, as the U.S. dollar strengthened against those currencies.

Income tax expense. During the three months ended June 30, 2012, income tax expense increased $3.0 million compared to the same period in 2011, which was primarily due to increased profitability of various international jurisdictions. Our effective tax rate for the three months ended June 30, 2012 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between U.S. and foreign jurisdictions. Our effective tax rate for the three months ended June 30, 2012 was 2.4% higher than the rate for the quarter ended June 30, 2011 primarily the result of a one-time $3.6 million tax benefit recognized in the second quarter of 2011 due to a change in our international structure.

Comparison of the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,		Change
($ thousands, except per share data)	2012	2011	$	%
Revenues	$602,740	$522,293	$80,447	15.4%
Cost of sales	261,856	232,869	28,987	12.4

Gross profit	340,884	289,424	51,460	17.8
Selling, general and administrative expenses	229,009	198,097	30,912	15.6
Asset impairment	819	32	787	N.M.

Income (loss) from operations	111,056	91,295	19,761	21.6
Foreign currency transaction (gains) losses, net	2,649	(1,252)	3,901	(311.6)
Other (income) expense, net	(1,668)	(649)	(1,019)	157.0
Interest expense	179	429	(250)	(58.3)

Income (loss) before income taxes	109,896	92,767	17,129	18.5
Income tax expense (benefit)	20,026	15,757	4,269	27.1

Net income (loss)	$89,870	$77,010	$12,860	16.7%

Net income (loss) per common share:
Basic	$1.00	$0.87	$0.13	15.4%

Diluted	$0.99	$0.85	$0.14	16.7%

Gross Margin	56.6%	55.4%	1.2%	2.2%
Operating Margin	18.4%	17.5%	0.9%	5.4%
Footwear unit sales	27,706	26,779	927	3.5%
Average footwear selling price	$20.87	$18.75	$2.12	11.3%

N.M. - Not Meaningful

Total Revenues by Channel

	Six Months Ended June 30,		Change
($ thousands)	2012	2011	$	%
Channel revenues:
Wholesale:
Americas	$131,425	$117,423	$14,002	11.9%
Asia	172,515	140,448	32,067	22.8
Europe	75,107	82,263	(7,156)	(8.7)
Other businesses	172	184	(12)	(6.5)

Total Wholesale	379,219	340,318	38,901	11.4
Consumer-direct:
Retail
Americas	90,498	78,997	11,501	14.6
Asia	68,941	49,056	19,885	40.5
Europe	13,608	9,183	4,425	48.2

Total Retail	173,047	137,236	35,811	26.1
Internet
Americas	29,995	25,185	4,810	19.1
Asia	7,425	5,019	2,406	47.9
Europe	13,054	14,535	(1,481)	(10.2)

Total Internet	50,474	44,739	5,735	12.8

Total Revenues	$602,740	$522,293	$80,447	15.4%

Revenues. During the six months ended June 30, 2012, revenues increased $80.4 million, or 15.4%, compared to the same period in 2011, due to an increase of 11.3% in average footwear selling price and an increase of 0.9 million, or 3.5%, in footwear unit sales.

During the six months ended June 30, 2012, revenues from our wholesale channel grew by $38.9 million, or 11.4%, compared to the same period in 2011, which was primarily driven by continued strong demand in both the Americas and Asia operating segments. Revenues from our retail channel grew by $35.8 million, or 26.1%, compared to the same period in 2011, due to a net increase of 87 global retail stores and growth in comparable store revenues (defined below) of 4.6%. We continue to close certain kiosks and open more branded stores where we can better merchandise the full breadth and depth of our product line. Revenues from our internet channel grew by $5.7 million, or 12.8%, compared to the same period in 2011, as a result of increased brand awareness in the Americas.

The table below sets forth information about the number of company-operated retail locations as of June 30, 2012 and 2011 and comparable store sales growth for the six months ended June 30, 2012 compared to the same period in 2011.

Company-operated retail locations by operating segment:	June 30, 2012	June 30, 2011	Change	Comparable store sales growth (1)
Americas	197	192	5	2.6
Asia	233	175	58	6.5
Europe	54	30	24	13.3

Total company-operated retail locations	484	397	87	4.6%

(2)	Comparable store status is determined on a monthly basis. Comparable store sales begin in the thirteenth month of a store’s operation. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. Comparable store sales growth is calculated on a currency neutral basis using historical annual average currency rates.

Company-operated retail locations by type:	June 30, 2012	June 30, 2011	Change
Retail stores	220	153	67
Outlet stores	111	81	30
Store in Store	108	97	11
Kiosk	45	66	(21)

Total company-operated retail locations	484	397	87

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency, the U.S. dollar, during the six months ended June 30, 2012 decreased revenues $13.7 million as compared to the same period in 2011.

Gross profit. During the six months ended June 30, 2012, gross profit increased $51.5 million, or 17.8%, compared to the same period in 2011 and gross margin increased slightly to 56.6%. These increases are primarily attributable to an increase of 11.3% in our global average footwear selling price and an increase of 3.5% in global footwear unit sales which were partially offset by higher cost of sales driven by product mix and increased volume.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and cost of sales from our functional currencies to our reporting currency during the six months ended June 30, 2012 decreased our gross profit by $4.5 million compared to the same period in 2011.

Selling, general and administrative expenses. Selling, general and administrative expense (“SG&A”) increased $30.9 million, or 15.6%, during the six months ended June 30, 2012 compared to the same period in 2011. This increase was primarily due to increases of $10.7 million in salaries and related costs resulting from higher global headcount, $10.2 million in rent and building costs resulting from continued growth in the number of company-operated retail stores and $6.7 million in other expenses including increases in depreciation and amortization expense. As a percentage of revenues, SG&A was 38.0%, virtually the same for the six months ended June 30, 2012 and 2011.

Impact on SG&A due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate SG&A from our functional currencies to our reporting currency during the six months ended June 30, 2012 decreased SG&A by approximately $3.1 million as compared to the same period in 2011.

Foreign currency transaction (gains)losses. The line item entitled Foreign currency transaction (gains) losses is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. Foreign currency transaction losses increased $3.9 million to $2.6 million during the six months ended June 30, 2012 compared to $1.3 million of gains for the same period in 2011, primarily due to the re-measurement of monetary assets and liabilities in certain non-functional currencies, net of related undesignated forward instruments, as the U.S. dollar strengthened against those currencies.

Income tax expense. During the six months ended June 30, 2012, income tax expense increased $4.3 million compared to the same period in 2011, which was primarily due to increased profitability of various international jurisdictions. Our effective tax rate for the six months ended June 30, 2012 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between U.S. and foreign jurisdictions. Our effective tax rate for the six months ended June 30, 2012 was 1.2% higher than the rate for the six months ended June 30, 2011 primarily the result of a one-time $3.6 million tax benefit recognized in the second quarter of 2011 due to a change in our international structure.

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

During the first quarter of 2012, for operational purposes, we changed the internal reports used by our CODM to align the definition of our segment operating income with Income (loss) from operations. Previously, segment operating income (loss) was a non-GAAP measure and excluded asset impairment charges and restructuring costs not included in cost of sales. Segment operating income also reflects the reclassification of Foreign currency transaction (gains) losses, net, from Income (loss) from operations on the consolidated statements of income, see Note 1 – Basis of Presentation for further discussion. Segment information for all periods presented has been reclassified to reflect these changes.

	Three Months Ended June 30,		Change
($ thousands)	2012	2011	$		%
Revenues:
Americas	$134,611	$121,395	$13,216		10.9%
Asia	146,857	121,900	24,957		20.5
Europe	49,427	52,165	(2,738)		(5.2)

Total segment revenues	330,895	295,460	35,435		12.0
Other businesses	47	125	(78)		(62.4)

Total revenues	$330,942	$295,585	$35,357		12.0%

Operating Income:
Americas	$31,038	$23,776	$7,262		30.5%
Asia	56,080	49,645	6,435		13.0
Europe	12,103	16,137	(4,034)		(25.0)

Total segment operating income	99,221	89,558	9,663		10.8
Other businesses	(2,875)	(3,380)	505	(1)	(14.9)
Intersegment eliminations	15	20	(5)		(25.0)
Unallocated corporate and other	(25,100)	(24,466)	(634	)(2)	2.6

Total income (loss) from operations	$71,261	$61,732	$9,529		15.4%

(1)

During the three months ended June 30, 2012, operating losses of Other businesses decreased $0.5 million compared to the same period in 20ll, primarily due to an increase of $5.4 million of intercompany revenues driven by higher global sales which was primarily offset by $5.0 million of increased volume and product mix related cost of sales.

(2)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the three months ended June 30, 2012, operating losses from Unallocated corporate and other increased $0.6 million compared to the same period in 2011, primarily due to increased salaries and wages associated with higher corporate headcount.

Americas Operating Segment. Revenues from the Americas segment increased $13.2 million, or 10.9%, during the three months ended June 30, 2012 compared to the same period in 2011, primarily due to a 12.4% increase in footwear average selling price, which was partially offset by a 2.2% decrease in footwear units sold and an unfavorable impact of $1.9 million from foreign currency fluctuations. Revenue growth for the region was realized primarily in the wholesale channel which increased $6.8 million, or 12.3%, and in the retail channel which increased $4.4 million, or 8.7%. We continue to focus on disciplined expansion of our retail channel, by growing our full price and outlet stores, partially offset by closing underperforming kiosk locations.Segment operating income increased by $7.3 million, or 30.5%, driven mainly by the increase in revenues, which was partially offset by an increase of $6.0 million, or 15.7%, in SG&A, which resulted from the continued expansion of the retail channel, and a slight decrease in gross margin. Foreign currency fluctuations had a net negative impact on the Americas gross margins of $0.7 million and had an insignificant net impact on operating income.

Asia Operating Segment. Revenues from the Asia segment increased $25.0 million, or 20.5%, during the three months ended June 30, 2012 compared to the same period in 2011, primarily due to a 10.9% increase in footwear average selling price and a 8.2% increase in footwear units sold, partially offset by an unfavorable impact of $0.5 million from foreign currency fluctuations. Revenue growth for the region was realized primarily in the retail channel which increased $13.4 million, or 38.5%, primarily driven by new stores and same store sales growth, and in the wholesale channel which increased $10.0 million, or 12.0%. Within the retail channel we continue to focus on store growth with full priced, store in store, and outlet locations. Segment operating income increased by $6.4 million, or 13.0%, which was driven mainly by the increase in revenues and a slight increase in gross margin, offset by an increase of $9.0 million, or 28.9%, in SG&A which resulted from the continued expansion of the retail channel. Foreign currency fluctuations had an insignificant net impact on the Asia gross margin and operating income.

Europe Operating Segment. Revenues from the Europe segment decreased $2.7 million, or 5.2%, during the three months ended June 30, 2012 compared to the same period in 2011, primarily due to a 13.9% decrease in footwear units sold and a $5.6 million unfavorable impact from foreign currency fluctuations which were partially offset by a 12.0% increase in footwear average selling price. A decrease of $4.0 million, or 11.0%, in wholesale channel revenues drove the decline in total segment revenues which was primarily due to challenging macroeconomic conditions in Europe. This revenue decrease, in addition to a revenue decrease of $1.6 million, or 17.3%, in the internet channel, was partially offset by a revenue increase of $2.9 million, or 46.3% in the retail channel. Segment operating income decreased by $4.0 million, or 25.0%, driven mainly by the decrease in revenues and an increase of $1.8 million, or 13.2%, in SG&A which resulted from the continued expansion of the retail channel, partially offset by a slight increase in gross margin. Foreign currency fluctuations had a net negative impact of $3.0 million and $1.6 million on the Europe gross margin and operating income, respectively.

	Six Months Ended June 30,		Change
($ thousands)	2012	2011	$		%
Revenues:
Americas	$251,918	$221,605	$30,313		13.7%
Asia	248,881	194,523	54,358		27.9
Europe	101,769	105,981	(4,212)		(4.0)

Total segment revenues	602,568	522,109	80,459		15.4
Other businesses	172	184	(12)		(6.5)

Total revenues	602,740	522,293	80,447		15.4
Operating Income:
Americas	49,689	40,096	9,593		23.9
Asia	88,141	68,983	19,158		27.8
Europe	26,201	33,527	(7,326)		(21.9)

Total segment operating income	164,031	142,606	21,425		15.0
Other businesses	(5,731)	(8,909)	3,178	(1)	(35.7)
Intersegment eliminations	39	35	4		11.4
Unallocated corporate and other	(47,283)	(42,437)	(4,846	)(2)	11.4

Total income (loss) from operations	$111,056	$91,295	$19,761		21.6%

(1)

During the six months ended June 30, 2012, operating losses of Other businesses decreased $3.2 million compared to the same period in 20ll, primarily due to an increase of $8.2 million of intercompany revenues driven by higher global sales which was partially offset by $5.9 million of increased volume and product mix related cost of sales.

(2)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the six months ended June 30, 2012, operating losses from Unallocated corporate and other increased $4.8 million compared to the same period in 2011, primarily due to increased salaries and wages associated with higher corporate headcount.

Americas Operating Segment. Revenues from the Americas segment increased $30.3 million, or 13.7%, during the six months ended June 30, 2012 compared to the same period in 2011, primarily due to a 5.1% increase in footwear units sold and a 7.2% increase in footwear average selling price, which were partially offset by an unfavorable impact of $2.6 million from foreign currency fluctuations. Revenue growth for the region was realized primarily in the wholesale channel which increased $14.0 million, or 11.9%, and in the retail channel which increased $11.5 million, or 14.6%. We continue to focus on disciplined expansion of our retail channel, by growing our full price and outlet stores, partially offset by closing underperforming kiosk locations.Segment operating income increased by $9.6 million, or 23.9%, driven mainly by the increase in revenues, partially offset by an increase of $8.8 million, or 11.9%, in SG&A which resulted from the continued expansion of the retail channel, and a slight decrease in gross margin. Foreign currency fluctuations had a net negative impact on the Americas gross margins of $1.0 million and had an insignificant net impact on operating income.

Asia Operating Segment. Revenues from the Asia segment increased $54.4 million, or 27.9%, during the six months ended June 30, 2012 compared to the same period in 2011, primarily due to a 14.4% increase in footwear units sold, an 11.3% increase in footwear average selling price and a favorable impact of $0.9 million from foreign currency fluctuations. Revenue growth for the region was realized primarily in the wholesale channel which increased $32.1 million, or 22.8%, and in the retail channel which increased $19.9 million, or 40.5%, and was primarily driven by new stores and same store sales growth. Within the retail channel we continue to focus on store growth with full priced, store in store, and outlet locations. Segment operating income increased by $19.2 million, or 27.8%, which was driven mainly by the increase in revenues, partially offset by an increase of $15.7 million, or 28.6%, in SG&A which resulted from the continued expansion of the retail channel, and a slight decrease in gross margin. Foreign currency fluctuations had a net positive impact of $0.6 million and $0.9 million on the Asia gross margin and operating income, respectively.

Europe Operating Segment. Revenues from the Europe segment decreased $4.2 million, or 4.0%, during the six months ended June 30, 2012 compared to the same period in 2011, primarily due to a 15.2% decrease in footwear units sold and a $7.9 million unfavorable impact from foreign currency fluctuations, which were partially offset by an 15.7% increase in footwear average selling price. A decrease of $7.2 million, or 8.7%, in wholesale channel revenues drove the decline in total segment revenues which was primarily due to challenging macroeconomic conditions in Europe. This revenue decrease, in addition to a revenue decrease of $1.5 million, or 10.2%, in the internet channel, was offset by a revenue increase of $4.4 million, or 48.2%, in the retail channel. Segment operating income decreased by $7.3 million, or 21.9%, driven mainly by the decrease in revenues and an increase of $3.8 million, or 15.3%, in SG&A which resulted from the continued expansion of the retail channel, partially offset by an increase in gross margin. Foreign currency fluctuations had a net negative impact of $4.2 million and $2.3 million on the Europe gross margin and operating income, respectively.

Liquidity and Capital Resources

At June 30, 2012, we had $278.8 million in cash and cash equivalents. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we also have a revolving credit facility with PNC Bank, N.A. (“PNC”) and a syndicate of other lenders (further discussed below), which currently provides us with up to $70.0 million in borrowings and matures in December 2016. Additional future financing may be necessary, however, there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Credit Facility

On December 16, 2011, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of lenders, including PNC, which replaced our asset-backed line of credit. The Credit Agreement provides for a revolving credit facility of $70.0 million (the “Credit Facility”), which can be increased to $100.0 million subject to certain conditions. The Credit Facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions and stock repurchases, and is currently set to mature in December 2016. Borrowings under the Credit Facility are collateralized by all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and leasehold interests. Borrowings under the Credit Agreement bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.75% to 1.50% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.75% to 2.50% based on certain conditions. The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to LIBOR rate loans and contains certain customary restrictive and financial covenants. We were in compliance with these restrictive financial covenants as of June 30, 2012. As of June 30, 2012, we had no outstanding borrowings under the Credit Facility. At June 30, 2012 and December 31, 2011, we had issued and outstanding letters of credit of $5.9 million and $6.0 million, respectively, which were reserved against the borrowing base.

Working Capital

As of June 30, 2012, accounts receivable increased $47.6 million when compared to December 31, 2011, primarily due to increased sales in the second quarter of 2012 compared to the fourth quarter of 2011. Inventories increased $36.4 million as of June 30, 2012 when compared to December 2011, primarily due to wholesale order growth, particularly in the Americas and Asia, in addition to the global increase in company-operated retail stores.

Capital Assets

During the six months ended June 30, 2012, net capital expenditures, inclusive of intangible assets, decreased slightly at $20.5 million compared to $21.3 million during the same period in 2011.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $221.3 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position with the exception of the expected repatriation of up to approximately $13.6 million in cash that was previously accrued for as a repatriation of 2010 foreign subsidiary current-year earnings. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of June 30, 2012, essentially all of our cash was held in international jurisdictions, which is primarily used for ongoing operations. Of the total cash held in international locations, $35.2 million could potentially be restricted. If the remaining balance were to be immediately repatriated to the U.S., we would be required to pay approximately $38.0 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations

The following table summarizes aggregate information about our significant contractual cash obligations as of June 30 2012.

	Payments due by period
		Less than	1-3	4-5	More than
($ thousands)	Total	1 year	years	years	5 years
Operating lease obligations	$295,926	$65,652	$95,950	$59,686	$74,638
Inventory purchase obligations with third-party manufacturers	105,235	105,235	—	—	—
Estimated liability for uncertain tax positions	441,958	2,059	351,283	53,051	35,565

Total	$843,119	$172,946	$447,233	$112,737	$110,203

Off-Balance Sheet Arrangements

We had no material off balance sheet arrangements at June 30, 2012.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility. Borrowings under the revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.75% to 1.50% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.75% to 2.50% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rate risk may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three and six months ended June 30, 2012, the maximum amount borrowed under the Credit Facility was $24.1 million and $31.0 million, respectively, and the average amount of borrowings outstanding was $12.1 million and $12.3 million, respectively. As of June 30, 2012, there were no borrowings outstanding under the revolving credit facility. If the prevailing market interest rates relative to these borrowings changed by 10% during the three and six months ended June 30, 2012, our interest expense would have not have materially changed.

Fluctuations in the prevailing market interest rates, earned on our cash and cash equivalents and restricted cash balances during the three and six months ended June 30, 2012, had an immaterial impact on the condensed consolidated statements of income.

Foreign Currency Exchange Risk

As a global company, we have significant revenues, costs and monetary assets and liabilities denominated in currencies other than the U.S. dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase of 1% in value of the U.S. dollar relative to foreign currencies would have decreased income before taxes during the three and six months ended June 30, 2012, excluding the impact of our foreign currency contracts, by approximately $2.3 million and $2.6 million, respectively. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the three and six months ended June 30, 2012 and 2011.

We enter into foreign currency exchange forward contracts as economic cash flow hedges to reduce our exposure to the effect of changes in exchange rates on our operating results. The following table summarizes the notional amounts of the outstanding foreign currency exchange forward contracts at June 30, 2012 and December 31, 2011. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

($ thousands)	June 30, 2012	December 31, 2011
Foreign currency exchange forward contracts by currency:
Japanese Yen	$124,500	$27,500
Euro	10,366	10,055
Australian Dollar	2,869	—
Mexican Peso	—	6,500
Pound Sterling	2,341	6,345
Canadian Dollar	5,980	—
Hong Kong Dollar	2,384	—

Total notional value, net	$148,440	$50,400

Latest maturity date	December 2015	December 2012

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as June 30, 2012 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and those current and former officers and directors named as defendants have entered into a Stipulation of Settlement with the plaintiffs that would, if approved by the United States District Court for the District of Colorado, resolve all claims asserted against us by the plaintiffs on behalf of the putative class, and plaintiffs’ appeal would be dismissed. Our independent auditor is not a party to the Stipulation of Settlement. The Stipulation of Settlement is subject to customary conditions, including preliminary court approval, and final court approval following notice to stockholders. If the settlement becomes final, all amounts required by the settlement will be paid by our insurers. There can be no assurance that the settlement will be finally approved by the District Court, or that approval by the District Court will, if challenged, be upheld by the Tenth Circuit.

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and permission to appeal the judgment was requested. Given that this phase of the proceedings only pertains to liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under UK law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the liability proceedings. Spectrum has not quantified its claim for compensation and damages and the amount will be assessed later in the proceedings. Such assessment may be stayed pending the outcome of an appeal on liability. We were granted permission to appeal and the appeal hearing took place on July 4, 2012. We have not received a ruling from that hearing.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012—April 30, 2012	3,108	(2)	$19.93	—	5,476,000
May 1, 2012—May 31, 2012	—		—	—	5,476,000
June 1, 2012—June 30, 2012	26,522	(2)	16.24	—	5,476,000

Total	29,630		$16.63	—	5,476,000

(1)	On November 1, 2007 and April 14, 2008, our Board of Directors approved an authorization to repurchase up to 1.0 million shares and 5.0 million shares, respectively, of our common stock. As of June 30, 2012, approximately 5.5 million shares remained available for repurchase under our share repurchase plan. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase plan does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The repurchase plan maybe be modified, suspended or discontinued at any time.
(2)	On November 13, 2009, the Compensation Committee of our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our named executive officers. Pursuant to elections for “withhold to cover” made on April 29, 2012 and June 15, 2012 by two of our named executive officers in connection with the vesting of restricted stock shares, which was outside of a publicly-announced repurchase plan, and aggregate of 29,630 shares were withheld at a weighted average price paid per share of $16.63.

ITEM 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

3.2	Certificate of Amendment to the Restated Certificate of Incorporate of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 12, 2007).

3.3	Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

4.1	Specimen common stock certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Amendment No. 4 to Registration Statement on Form S-1, filed on January 19, 2006 (File No. 333-127526)).

10.1	Crocs, Inc. 2008 Cash Incentive Plan (As Amended and Restated) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-k, filed on June 7, 2012).

31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS††	XBRL Instance Document**

101.SCH††	XBRL Taxonomy Extension Schema Document**

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document**

††	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: July 31, 2012	By:	/s/ Jeffrey J. Lasher
		Name:	Jeffrey J. Lasher
		Title:	Senior Vice President-Finance, Chief Financial Officer