Form 10-Q
period 2012-09-30
Crocs, Inc.
filed 2012-10-30
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 26, 2012, Crocs, Inc. had 90,979,136 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.

Form 10-Q

Quarter Ended September 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ thousands, except per share data)	2012	2011	2012	2011
Revenues	$295,569	$274,897	$898,309	$797,189
Cost of sales	134,826	127,722	396,682	360,591

Gross profit	160,743	147,175	501,627	436,598
Selling, general and administrative expenses	120,729	111,672	349,737	309,769
Asset impairment	—	495	819	527

Income from operations	40,014	35,008	151,071	126,302
Foreign currency transaction (gains) losses, net	21	(2,358)	2,670	(4,560)
Other (income) expense, net	(80)	335	(1,747)	636
Interest expense	377	204	556	632

Income before income taxes	39,696	36,827	149,592	129,594
Income tax expense (benefit)	(5,384)	6,620	14,642	22,377

Net income	$45,080	$30,207	$134,950	$107,217

Net income per common share (Note 10):
Basic	$0.50	$0.34	$1.50	$1.21

Diluted	$0.49	$0.33	$1.48	$1.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ thousands)	2012	2011	2012	2011
Net income	$45,080	$30,207	$134,950	$107,217
Other comprehensive income (loss):
Foreign currency translation adjustments	7,563	(14,714)	3,118	(9,297)
Reclassification of cumulative foreign exchange translation adjustments to net income	—	—	(658)	—

Total comprehensive income	$52,643	$15,493	$137,410	$97,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ thousands)	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$312,580	$257,587
Accounts receivable, net of allowances of $17,557 and $15,508, respectively	121,396	84,760
Inventories	187,527	129,627
Deferred tax assets, net	8,042	7,047
Income tax receivable	5,829	5,828
Other receivables	26,105	20,295
Prepaid expenses and other current assets	26,813	20,199

Total current assets	688,292	525,343
Property and equipment, net	76,577	67,684
Intangible assets, net	61,049	48,641
Deferred tax assets, net	32,882	30,375
Other assets	32,804	23,410

Total assets	$891,604	$695,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,103	$66,517
Accrued expenses and other current liabilities	94,389	76,506
Deferred tax liabilities, net	3,497	2,889
Income taxes payable	25,260	8,273
Bank borrowings and current portion of capital lease obligations	28	1,118

Total current liabilities	201,277	155,303
Long term income tax payable	30,449	41,665
Other liabilities	18,894	6,705

Total liabilities	250,620	203,673

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 90,972,999 and 90,465,878 shares issued and outstanding, respectively, at September 30, 2012 and 90,306,432 and 89,807,146 shares issued and outstanding, respectively, at December 31, 2011	91	90
Treasury stock, at cost, 507,121 and 499,286 shares, respectively	(19,211)	(19,759)
Additional paid-in capital	305,204	293,959
Retained earnings	337,620	202,669
Accumulated other comprehensive income	17,280	14,821

Total stockholders’ equity	640,984	491,780

Total liabilities and stockholders’ equity	$891,604	$695,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
($ thousands)	2012	2011
Cash flows from operating activities:
Net income	$134,950	$107,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,815	28,789
Unrealized (gain) loss on foreign exchange, net	5,530	(10,941)
Charitable contributions	1,491	1,911
Provision for (recovery of) doubtful accounts, net	1,619	(254)
Share-based compensation	8,971	6,438
Other non-cash items	667	71
Changes in operating assets and liabilities:
Accounts receivable	(34,568)	(32,269)
Inventories	(57,180)	(33,871)
Prepaid expenses and other assets	(19,791)	(15,690)
Accounts payable	6,619	24,551
Accrued expenses and other liabilities	26,849	17,051
Income taxes	5,294	358

Cash provided by operating activities	107,266	93,361
Cash flows from investing activities:
Purchases of marketable securities	(2,630)	—
Cash paid for purchases of property and equipment	(25,866)	(21,163)
Proceeds from disposal of property and equipment	855	217
Cash paid for intangible assets	(14,254)	(11,434)
Business acquisitions, net of cash	(5,152)	—
Restricted cash	(1,858)	(511)

Cash (used in) investing activities	(48,905)	(32,891)
Cash flows from financing activities:
Proceeds from bank borrowings	89,505	267,523
Repayment of bank borrowings and capital lease obligations	(90,617)	(268,910)
Issuances of common stock	3,358	9,810
Repurchase of common stock for tax withholding	(493)	—

Cash provided by financing activities	1,753	8,423
Effect of exchange rate changes on cash	(5,121)	5,912

Net increase in cash and cash equivalents	54,993	74,805
Cash and cash equivalents—beginning of year	257,587	145,583

Cash and cash equivalents—end of year	$312,580	$220,388

Supplemental disclosure of cash flow information—cash paid during the year for:
Interest	$542	$687
Income taxes	$16,937	$21,414
Supplemental disclosure of non-cash, investing, and financing activities:
Assets acquired under capitalized leases	$35	$—
Accrued purchases of property and equipment	$3,996	$2,310
Accrued purchases of intangibles	$4,281	$1,049

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

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment.” This pronouncement was issued to allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This pronouncement is effective for reporting periods beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a significant impact to our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This pronouncement was issued to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This pronouncement is effective for reporting periods beginning after September 15, 2012. We do not anticipate the adoption of ASU 2012-02 to have a significant impact to the consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This pronouncement was issued enhance disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. We do not anticipate the adoption of ASU 2011-11 to have a significant impact to the consolidated financial position, results of operations or cash flows.

Reclassifications—Certain prior period amounts presented in the condensed consolidated financial statements have been reclassified to conform to current period presentation. We reclassified the Foreign currency transaction (gains) losses, net line item from Income from operations to Income before income taxes in the consolidated statements of income. We also reclassified (gains) losses on our derivative contracts from Other (income) expense to the Foreign currency transaction (gains) losses, net line item. As a result of these reclassifications, Income from operations decreased $2.1 million and $3.8 million for the three and nine months ended September 30, 2011, respectively, from the amounts previously reported. These reclassifications did not affect net income.

2. INVENTORIES

The following table summarizes inventories by major classification as of September 30, 2012 and December 31, 2011.

($ thousands)	September 30, 2012	December 31, 2011
Finished goods	$178,466	$124,203
Work-in-progress	894	291
Raw materials	8,167	5,133

Inventories	$187,527	$129,627

3. PROPERTY AND EQUIPMENT

The following table summarizes property and equipment by major classification as of September 30, 2012 and December 31, 2011.

($ thousands)	September 30, 2012	December 31, 2011
Machinery and equipment	$68,294	$68,005
Leasehold improvements	81,829	65,338
Furniture, fixtures and other	19,795	16,196
Construction-in-progress	8,601	7,902

Property and equipment, gross	178,519	157,441
Less: Accumulated depreciation	(101,942)	(89,757)

Property and equipment, net	$76,577	$67,684

During the three months ended September 30, 2012 and 2011, we recorded $5.8 million and $6.8 million, respectively, in depreciation expense of which $1.1 million and $2.6 million, respectively, was recorded in Cost of sales, with the remaining amounts recorded in Selling, general and administrative expenses in the condensed consolidated statements of income. During the nine months ended September 30, 2012 and 2011, we recorded $17.2 million and $21.7 million, respectively, in depreciation expense of which $3.7 million and $9.7 million, respectively, was recorded in Cost of sales, with the remaining amounts recorded in Selling, general and administrative expenses in the condensed consolidated statements of income.

We periodically review all of our stores for indicators of impairment. During the nine months ended September 30, 2012, we determined that certain underperforming domestic stores in the Americas segment were unlikely to generate sufficient cash flows to recover the carrying value of the stores’ assets over the remaining economic life of those assets. As a result, we recorded impairment charges of $0.8 million during the nine months ended September 30, 2012 to adjust the carrying value of these store assets to our estimate of their fair value, which is based on our estimate of future discounted cash flows. We did not record any impairment charges during the three months ended September 30, 2012.

4. GOODWILL & INTANGIBLE ASSETS

The following table summarizes the identifiable intangible assets as of September 30, 2012 and December 31, 2011.

	September 30, 2012					December 31, 2011
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$84,926	(1)	$(30,422	)(2)	$54,504	$66,530	(1)	$(22,156	)(2)	$44,374
Customer relationships	7,172		(6,183)		989	6,321		(5,641)		680
Patents, copyrights, and trademarks	6,066		(3,333)		2,733	6,109		(2,994)		3,115
Core technology	4,938		(4,938)		—	4,743		(4,743)		—
Other	681		(636)		45	997		(636)		361

Total finite lived intangible assets	103,783		(45,512)		58,271	84,700		(36,170)		48,530
Indefinite lived intangible assets	114		—		114	111		—		111
Goodwill (3)	2,664		—		2,664	—		—		—

Intangible assets	$106,561		$(45,512)		$61,049	$84,811		$(36,170)		$48,641

(1)	Includes $4.1 million of software held under a capital lease classified as capitalized software as of September 30, 2012 and December 31, 2011.
(2)	Includes $1.2 million and $0.7 million of accumulated amortization of software held under a capital lease as of September 30, 2012 and December 31, 2011, respectively.
(3)

On July 16, 2012, our subsidiaries Crocs Europe B.V., Crocs Stores B.V. and Crocs Belgium N.V. (collectively referred to as Crocs Europe), which are part of our Europe segment, acquired certain net assets and activities from Crocs Benelux B.V. (Benelux) pursuant to a sale and purchase agreement dated July 9, 2012. Prior to the acquisition, Benelux was a distributor of the Company. The Company acquired Benelux’ retail business and wholesale business, including inventory, fixed assets, customer relationships, 10 retail stores and their associated leases. Total consideration paid was cash of € 3.6 million (approximately $4.6 million). This acquisition will allow us to take direct control in expanding our business in the Benelux region.

During the three months ended September 30, 2012 and 2011, amortization expense recorded for intangible assets with finite lives was $3.8 million and $2.6 million, respectively, of which $1.0 million and $0.7 million, respectively, was recorded in Cost of sales. The remaining amounts were recorded in Selling, general and administrative expenses. During the nine months ended September 30, 2012 and 2011, amortization expense recorded for intangible assets with finite lives was $9.6 million and $7.1 million, respectively, of which $2.7 million and $2.1 million, respectively, was recorded in Cost of sales. The remaining amounts were recorded in Selling, general and administrative expenses.

Estimated future annual amortization of intangible assets as of September 30, 2012 is set forth in the following table.

Fiscal years ending December 31,	Amortization ($ thousands)
Remainder of 2012	$5,369
2013	21,336
2014	15,063
2015	7,568
2016	6,094
Thereafter	2,841

Total	$58,271

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of September 30, 2012 and December 31, 2011.

($ thousands)	September 30, 2012	December 31, 2011
Accrued compensation and benefits	$26,535	$28,680
Fulfillment, freight and duties	8,327	7,151
Professional services	7,622	8,429
Sales/use and VAT tax payable	16,610	9,642
Entrusted loan payable(2)	11,266	9,133
Accrued rent and occupancy	9,623	5,476
Other(1)	14,406	7,995

Total accrued expenses and other current liabilities	$94,389	$76,506

(1)	The amounts in Other consist of various accrued expenses and no individual item accounted for more than 5% of the total balance at September 30, 2012 or December 31, 2011.
(2)

A corresponding entrusted loan receivable of $11.3 million and $9.1 million are recorded in Prepaid expenses and other current assets as of September 30, 2012 and December 31, 2011, respectively, as amounts are related to our subsidiaries in China.

6. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

Recurring Fair Value Measurements

The following table summarizes the financial instruments required to be measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	Fair Value as of September 30, 2012			Fair Value as of December 31, 2011
($ thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Balance Sheet Classification
Cash equivalents	$3,173	$—	$—	$10,286	$—	$—	Cash and cash equivalents
Certificates of deposit	—	2,484	—	—	—	—	Prepaid expenses and other current assets
Derivative assets:
Foreign currency contracts	—	227	—	—	596	—	Prepaid expenses and other current assets
Derivative liabilities:
Foreign currency contracts	$—	$6,957	$—	$—	$1,035	$—	Accrued expense and other current liabilities and other liabilities

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

Non-Recurring Fair Value Measurements

The majority of our non-financial instruments including inventories, property, plant and equipment and intangible assets are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is determined to be impaired, it is recorded at its fair value and any difference between its carrying value and fair value is reflected in the consolidated statements of income as an impairment loss. See Note 3—Property and Equipment for more information regarding impairment charges related to non-recurring fair value measurements.

Derivative Financial Instruments

We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. We enter into foreign currency exchange forward contracts and currency swaps to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at September 30, 2012 and December 31, 2011. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

($ thousands)	September 30, 2012	December 31, 2011
Foreign currency exchange forward contracts by currency:
Japanese Yen	$127,701	$27,500
Euro	9,968	10,055
Australian Dollar	5,180	—
Mexican Peso	13,761	6,500
Pound Sterling	13,458	6,345
New Zealand Dollar	1,147	—
Brazilian Real	6,400	—
Hong Kong Dollar	2,999	—

Total notional value, net	$180,614	$50,400

Latest maturity date	December 2015	December 2012

Undesignated Derivative Instruments

We may elect to enter into foreign exchange forwards and currency swaps to mitigate the change in fair value of specific assets and liabilities on the balance sheet, as explained above. These foreign currency exchange contracts are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in Foreign currency transaction (gains) losses, net together with the re-measurement gain or loss from the hedged balance sheet position. For purposes of the cash flow statement, the Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within Cash provided by operating activities.

The following table presents the amounts affecting the consolidated statements of income from derivative instruments for the three and nine months ended September 30, 2011 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ thousands)	2012	2011	2012	2011	Location of (Gain) Loss Recognized in Income
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	$2,793	$(298)	$4,977	$(773)	Foreign currency transaction (gains) losses, net

7. BANK BORROWINGS AND CAPITAL LEASE OBLIGATIONS

Bank borrowings and capital lease obligations as of September 30, 2012 and December 31, 2011 consist of the following:

($ thousands)	September 30, 2012	December 31, 2011
Revolving credit facility	$—	$422
Capital lease obligations for capitalized software bearing interest rates ranging from 8.7% to 12.4% and maturities through 2012	—	640
Capital lease obligations for equipment bearing interest at 8.8% and maturities through 2017	65	81

Total bank borrowings and capital lease obligations	$65	$1,143

As of September 30, 2012 and December 31, 2011, we had issued and outstanding letters of credit of $6.1 million and $6.0 million, respectively, which were reserved against the borrowing base under the terms of our revolving credit facility.

8. STOCK-BASED COMPENSATION

Options granted generally vest on a straight-line basis over four years with the first year vesting on a cliff basis followed by monthly vesting for the remaining three years. Restricted stock awards (“RSA”) and restricted stock units (“RSU”) granted generally vest on a straight-line basis over three or four years depending on the terms of the grant. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period and is recognized in the Cost of sales and Selling, general and administrative expense line items in the condensed consolidated statements of income. During the three months ended September 30, 2012 and 2011, $2.8 million and $2.5 million, respectively, of stock-based compensation expense was recorded of which $0.5 million and $0.4 million, respectively, was recorded in Cost of sales. During the nine months ended September 30, 2012 and 2011, $9.0 million and $6.4 million, respectively, of stock-based compensation expense was recorded of which $1.5 million and $1.0 million, respectively, was recorded in Cost of sales.

Stock Options

The following table summarizes the stock option activity for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Options	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at June 30, 2012 and 2011 and December 31, 2011 and 2010, respectively	2,974,613	$12.48	3,903,041	$11.07	3,331,031	$11.91	5,007,337	$9.10
Granted	69,500	17.19	40,000	27.03	183,400	17.18	388,000	20.62
Exercised	(257,570)	7.10	(373,991)	8.64	(543,014)	6.18	(1,633,671)	6.30
Forfeited or expired	(55,886)	17.13	(81,704)	9.93	(240,760)	16.42	(274,320)	10.98

Outstanding at September 30	2,730,657	$13.01	3,487,346	$11.54	2,730,657	$13.01	3,487,346	$11.54

Restricted Stock Awards and Units

From time to time, we grant RSAs and RSUs to our employees. Unvested RSAs have the same rights as those of common shares including voting rights and non-forfeitable dividend rights. However, ownership of unvested RSAs cannot be transferred until they are vested. An unvested RSU is a contractual right to receive a share of common stock only upon its vesting. RSUs have dividend equivalent rights which accrue over the term of the award and are paid if and when the RSUs vest, but no they have voting rights.

During the nine months ended September 30, 2012, the Board of Directors approved grants of 0.4 million RSUs to certain executives as part of a performance incentive program. Half of these grants vest ratably on each of the first three anniversaries of the grant date; 25% will vest upon achievement of certain performance metrics; and the remaining 25% will vest one year from the date upon which certain performance metrics are achieved. If actual performance metrics exceed the targeted performance metrics by a predetermined amount, the executives are eligible to receive up to 200% of the performance-based portion of their award. During the three and nine months ended September 30, 2012, $0.2 million and $0.5 million, respectively, of stock-based payment expense related to these RSUs was recorded.

The following table summarizes the RSA activity for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2012 and 2011 and December 31, 2011 and 2010, respectively	383,410	$13.53	752,239	$10.39	571,175	$11.87	953,423	$8.54
Granted	—		—		18,813	16.48	118,520	19.10
Vested	(7,600)	16.77	(4,136)	25.65	(187,078)	9.04	(250,172)	7.88
Forfeited or expired	(5,100)	12.51	(48,500)	7.00	(32,200)	12.51	(122,168)	8.70

Outstanding at September 30	370,710	$13.47	699,603	$10.54	370,710	$13.47	699,603	$10.54

The following table summarizes the RSU activity for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2012 and 2011 and December 31, 2011 and 2010, respectively	1,465,715	$21.00	669,149	$23.93	711,980	$23.43	116,400	$12.99
Granted	59,500	17.19	19,692	27.19	948,059	19.28	589,791	25.88
Vested	(7,984)	26.81	(4,200)	25.85	(113,225)	24.65	(18,350)	15.93
Forfeited or expired	(29,996)	19.19	(2,031)	25.85	(59,579)	20.22	(5,231)	17.98

Outstanding at September 30	1,487,235	$20.86	682,610	$24.01	1,487,235	$20.86	682,610	$24.01

9. INCOME TAXES

During the three months ended September 30, 2012, we recognized an income tax benefit of $5.4 million on pre-tax income of $39.7 million, representing an effective income tax benefit rate of (13.6%) compared to an income tax expense of $6.6 million on pre-tax income of $36.8 million, representing an effective income tax rate of 18.0% for the same period in 2011. During the nine months ended September 30, 2012, we recognized an income tax expense of $14.6 million on pre-tax income of $149.6 million, representing an effective income tax rate of 9.8% compared to an income tax expense of $22.4 million on pre-tax income of $129.6 million, representing an effective income tax rate of 17.3% for the same period in 2011. The decrease in the effective tax rate in 2012 is primarily the result of a reversal of certain tax provisions and the release of certain valuation allowances associated with deferred tax assets. Our effective tax rates for all periods presented differ from the federal U.S. statutory rate primarily due to differences between income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $29.1 million at September 30, 2012 and $44.5 million at December 31, 2011.

10. EARNINGS PER SHARE

For all periods presented, basic and diluted earnings per common share (“EPS”) is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is an unvested share-based payment award containing non-forfeitable rights to dividends (whether or not declared) and must be included in the computation of earnings per share pursuant to the two-class method. Shares of unvested restricted stock are considered participating securities as they have non-forfeitable dividend rights. The following table sets forth EPS for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ thousands, except per share data)	2012	2011	2012	2011
Numerator:
Net income	$45,080	$30,207	$134,950	$107,217
Income allocated to participating securities	(188)	(251)	(702)	(1,034)

Numerator for net income attributable to common stockholders—basic and diluted	$44,892	$29,956	$134,248	$106,183

Denominator:
Weighted average common shares outstanding—basic	89,948	88,805	89,592	88,043
Dilutive effect of stock options and unvested restricted stock units	902	1,684	1,080	1,842

Weighted average common shares outstanding—diluted	90,850	90,489	90,672	89,885

Net income per common share:
Basic	$0.50	$0.34	$1.50	$1.21
Diluted	$0.49	$0.33	$1.48	$1.18

For the three and nine months ended September 30, 2012, approximately 1.7 million and 1.5 million, respectively, options and RSUs were not included in the calculation of diluted net income per share because they were anti-dilutive. For the three and nine months ended September 30, 2011, approximately 0.3 million and 0.7 million, respectively, options and RSUs were not included in diluted net income per share as their effect would have been anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES

We lease space for certain of our offices, warehouses, vehicles and equipment under leases expiring at various dates through 2023. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the minimum lease term. Deferred rent is included in the consolidated balance sheet in Accrued expenses and other current liabilities. Total rent expense was $26.1 million and $22.4 million for the three months ended September 30, 2012 and 2011, respectively. Included in such amounts are contingent rents of $4.9 million and $4.8 million in 2012 and 2011, respectively. Total rent expense was $74.1 million and $61.5 million for the nine months ended September 30, 2012 and 2011, respectively. Included in such amounts are contingent rents of $13.6 million and $11.5 million in 2012 and 2011, respectively.

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

Segment operating income is the primary measure used by our CODM to evaluate segment operating performance and to decide how to allocate resources to segments. Segment performance evaluation is based primarily on segment results without allocating corporate expenses, or indirect general, administrative and other expenses. Segment profits or losses of our reportable operating segments include adjustments to eliminate intersegment profit or losses on intersegment sales.

During the first quarter of 2012, we changed the internal reports used by our CODM to align the definition of our segment operating income with Income from operations. Previously, segment operating income excluded asset impairment charges and restructuring costs not included in cost of sales. Segment operating income also reflects the reclassification of Foreign currency transaction (gains) losses, net, from Income (loss) from operations on the consolidated statements of income. See Note 1—Basis of Presentation for further discussion. Segment information for all periods presented has been reclassified to reflect these changes.

The following table sets forth information related to our reportable operating business segments during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ thousands)	2012	2011	2012	2011
Revenues:
Americas	$131,948	$122,847	$383,866	$344,453
Asia	123,695	111,185	372,576	305,707
Europe	39,765	40,945	141,534	146,926

Total segment revenues	295,408	274,977	897,976	797,086
Other businesses	161	(80)	333	103

Revenues	$295,569	$274,897	$898,309	$797,189

Operating Income:
Americas	$27,610	$20,512	$77,299	$60,608
Asia	39,013	38,037	127,154	107,020
Europe	1,351	4,992	27,730	38,518

Total segment operating income	67,974	63,541	232,183	206,146
Reconciliation of total segment operating income to income before income taxes:
Other businesses	(2,690)	(3,650)	(8,598)	(12,559)
Intersegment eliminations	15	15	54	50
Unallocated corporate and other (1)	(25,285)	(24,898)	(72,568)	(67,335)

Income from operations	40,014	35,008	151,071	126,302
Foreign currency transaction (gains) losses, net	21	(2,358)	2,670	(4,560)
Other (income) expense, net	(80)	335	(1,747)	636
Interest expense	377	204	556	632

Income before income taxes	$39,696	$36,827	$149,592	$129,594

Depreciation and amortization:
Americas	$2,347	$2,259	$7,530	$6,929
Asia	1,831	1,654	5,031	4,642
Europe	787	662	2,079	1,941

Total segment depreciation and amortization	4,965	4,575	14,640	13,512
Other businesses	1,704	2,760	4,765	9,746
Unallocated corporate and other	2,890	2,046	7,410	5,531

Depreciation and amortization	$9,559	$9,381	$26,815	$28,789

(1)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

The following table sets forth asset information related to our reportable operating business segments as of September 30, 2012 and December 31, 2011.

($ thousands)	September 30, 2012	December 31, 2011
Assets:
Americas	$162,210	$107,330
Asia	315,897	241,354
Europe	98,079	83,909

Total segment current assets	576,186	432,593
Other businesses	15,439	17,598
Unallocated corporate and other(1)	29,878	21,783
Deferred tax assets, net	8,042	7,047
Income tax receivable	5,829	5,828
Other receivables	26,105	20,295
Prepaid expenses and other current assets	26,813	20,199

Total current assets	688,292	525,343
Property and equipment, net	76,577	67,684
Intangible assets, net	61,049	48,641
Deferred tax assets, net	32,882	30,375
Other assets	32,804	23,410

Total assets	$891,604	$695,453

1)	Corporate and other assets primarily consist of cash and cash equivalents

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

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and permission to appeal the judgment was requested. Given that this phase of the proceedings only pertains to liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under English law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the liability proceedings. Spectrum has not quantified its claim for compensation and damages and the amount will be assessed later in the proceedings. Such assessment may be stayed pending the outcome of an appeal on liability. We were granted permission to appeal and the appeal hearing took place on July 4, 2012. On October 30, 2012, the Court of Appeal handed down its judgment confirming the High Court’s judgment. Crocs Europe currently intends to submit a request to the Supreme Court seeking permission to appeal. We anticipate that a decision by the Supreme Court on permission to appeal will be rendered in the first quarter of 2013. Proceedings on quantum shall be stayed until a final decision on permission to appeal has been handed down or in the event that permission is granted, until a final decision on the merits.

With respect to our outstanding litigation matters, we have accrued an aggregate of $0.4 million in Accrued expenses and other current liabilities on the consolidated balance sheets as of September 30, 2012.

We are currently subject to an audit by the U.S. Customs Service in respect of the period from 2006 to present. We have been informed that a draft audit report may be issued before the end of 2012 but the Company believes that a final report (and notice of a formal claim) will not be issued until sometime in 2013. U.S. Customs has provided the Company with preliminary projections that reflect unpaid duties totaling approximately $14.3 million during the period under review. The Company believes that these projections are erroneous and the Company intends to argue the amount due in connection with this matter, if any, is considerably less than the preliminary projection. It is not possible at this time to predict whether the Company’s arguments will be successful in eliminating or reducing the alleged unpaid duties. Likewise, it is not possible to predict whether U.S. Customs may seek to assert a claim for penalties in addition to any loss of revenue claim.

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

Business Overview

We are a designer, manufacturer, distributor, worldwide marketer and brand manager of footwear, apparel and accessories for men, women and children. We strive to be the global leader in molded footwear design and development. We design, manufacture and sell a broad product offering that provides new and exciting molded footwear products that feature comfort, fun, color and functionality. Our products include footwear and accessories that utilize our proprietary closed cell-resin, called Croslite. Our Croslite material is unique in that it enables us to produce an innovative, lightweight, non-marking, and odor-resistant shoe.

Since the initial introduction and popularity of our Beach and Crocs Classic designs, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach through the acquisition of brand platforms such as Jibbitz, LLC (“Jibbitz”) and Ocean Minded, Inc. (“Ocean Minded”). We intend to continue to expand the breadth of our footwear product lines, bringing a unique and original perspective to the consumer in styles that may be unexpected from Crocs. In part, we believe this will help us to continue to build a stable year-round business as we move towards becoming a four-season brand.

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

Financial Highlights

During the three months ended September 30, 2012, revenues increased $20.7 million to $295.6 million, net income increased $14.9 million to $45.1 million and diluted earnings per share increased $0.16 to $0.49 compared to the same period in 2011. During the nine months ended September 30, 2012, revenues increased $101.1 million to $898.3 million, net income increased $27.7 million to $135.0 million and diluted earnings per share increased $0.30 to $1.48 compared to the same period in 2011.

Despite current macroeconomic conditions, we were able to generate strong increases in both revenue and diluted earnings per share period over period. The increase in revenues for the three months ended September 30, 2012 compared to the same period in 2011 were driven by increased sales in all three channels of business. On a percentage basis, sales growth was driven by a 17.7% increase in retail revenue coupled with a 6.0% increase in internet revenue and a 1.5% increase in wholesale revenue.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Change
($ thousands, except per share data)	2012	2011	$	%
Revenues	$295,569	$274,897	$20,672	7.5%
Cost of sales	134,826	127,722	7,104	5.6

Gross profit	160,743	147,175	13,568	9.2
Selling, general and administrative expenses	120,729	111,672	9,057	8.1
Asset impairment	—	495	(495)	(100.0)

Income from operations	40,014	35,008	5,006	14.3
Foreign currency transaction (gains) losses, net	21	(2,358)	2,379	(100.9)
Other (income) expense, net	(80)	335	(415)	(123.9)
Interest expense	377	204	173	84.8

Income before income taxes	39,696	36,827	2,869	7.8
Income tax expense (benefit)	(5,384)	6,620	(12,004)	(181.3)

Net income	$45,080	$30,207	$14,873	49.2%

Net income per common share:
Basic	$0.50	$0.34	$0.16	47.1%

Diluted	$0.49	$0.33	$0.16	48.5%

Gross Margin	54.4%	53.5%	0.9%	1.7%
Operating Margin	13.5%	12.7%	0.8%	6.3%
Footwear unit sales	12,420	11,715	705	6.0%
Average footwear selling price	$22.77	$22.18	$0.59	2.7%

Total Revenues by Channel

	Three Months Ended September 30,		Change
($ thousands)	2012	2011	$	%
Channel revenues:
Wholesale:
Americas	$56,445	$55,430	$1,015	1.8%
Asia	76,976	71,286	5,690	8.0
Europe	22,667	27,343	(4,676)	(17.1)
Other businesses	161	(80)	241	(301.3)

Total Wholesale	156,249	153,979	2,270	1.5
Consumer-direct:
Retail
Americas	58,798	52,407	6,391	12.2
Asia	41,826	36,245	5,581	15.4
Europe	11,550	6,649	4,901	73.7

Total Retail	112,174	95,301	16,873	17.7
Internet
Americas	16,705	15,010	1,695	11.3
Asia	4,893	3,654	1,239	33.9
Europe	5,548	6,953	(1,405)	(20.2)

Total Internet	27,146	25,617	1,529	6.0

Total Revenues	$295,569	$274,897	$20,672	7.5%

Revenues. During the three months ended September 30, 2012, revenues increased $20.7 million, or 7.5%, compared to the same period in 2011, due to an increase of 2.7% in average footwear selling price and an increase of 0.7 million, or 6%, in footwear unit sales.

During the three months ended September 30, 2012, revenues from our wholesale channel grew by $2.3 million, or 1.5%, compared to the same period in 2011, which was primarily driven by continued strong demand in both the Americas and Asia operating segments. Revenues from our retail channel grew by $16.9 million, or 17.7%, compared to the same period in 2011, due to a net increase of 89 global company-operated retail locations and growth in comparable store revenues (defined below) of 1.0%. We continue to close certain kiosks and open more branded stores where we can better merchandise the full breadth and depth of our product line. Revenues from our internet channel grew by $1.5 million, or 6.0%, compared to the same period in 2011, primarily as a result of increased brand awareness in the Americas.

The table below sets forth information about the number of company-operated retail locations as of September 30, 2012 and 2011 and comparable store sales growth for the three months ended September 30, 2012 compared to the same period in 2011.

Company-operated retail locations by operating segment:	September 30, 2012	September 30, 2011	Change	Comparable store sales growth (1)
Americas	189	195	(6)	5.5%
Asia	233	182	51	(6.3)
Europe	77	33	44	0.9

Total company-operated retail locations	499	410	89	1.0%

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

Company-operated retail locations by type:	September 30, 2012	September 30, 2011	Change
Retail stores	245	167	78
Outlet stores	121	84	37
Store in Store	99	92	7
Kiosk	34	67	(33)

Total company-operated retail locations	499	410	89

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency, the U.S. dollar, during the three months ended September 30, 2012 decreased revenues by $8.2 million as compared to the same period in 2011.

Gross profit. During the three months ended September 30, 2012, gross profit increased $13.6 million, or 9.2%, compared to the same period in 2011 and gross margin increased to 54.4%. These increases are primarily attributable to an increase of 2.7% in our global average footwear selling price and increased volume, which was partially offset by higher cost of sales driven by product mix.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and cost of sales from our functional currencies to our reporting currency during the three months ended September 30, 2012 decreased our gross profit by $3.2 million compared to the same period in 2011.

Selling, general and administrative expenses. Selling, general and administrative expense (“SG&A”) increased $9.1 million, or 8.1%, during the three months ended September 30, 2012 compared to the same period in 2011. This increase was primarily due to increases of $6.0 million in rent and building costs resulting from continued growth in the number of company-operated retail stores, $2.7 million in other expenses including increases in depreciation and amortization expenses, and $1.7 million in salaries and related costs resulting from higher global headcount. As a percentage of revenues, SG&A increased to 40.8% from 40.6% during the three months ended September 30, 2012 compared to the same period 2011.

Impact on SG&A due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate SG&A from our functional currencies to our reporting currency during the three months ended September 30, 2012 decreased SG&A by approximately $2.3 million as compared to the same period in 2011.

Foreign currency transaction (gains)losses. The line item entitled Foreign currency transaction (gains) losses is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. There was an insignificant loss on foreign currency during the three months ended September 30, 2012 compared to $2.4 million of gains during the same period in 2011.

Income tax benefit. During the three months ended September 30, 2012, income tax decreased $12.0 million compared to the same period in 2011, which was primarily due to a reversal of certain tax provisions and the release of certain valuation allowances associated with deferred tax assets. Our effective tax rate for the three months ended September 30, 2012 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between U.S. and foreign jurisdictions. Our effective tax rate for the three months ended September 30, 2012 was 31.6% lower than the rate for the quarter ended September 30, 2011 primarily due to a reversal of certain tax provisions and the release of certain valuation allowances associated with deferred tax assets.

Comparison of the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,		Change
($ thousands, except per share data)	2012	2011	$	%
Revenues	$898,309	$797,189	$101,120	12.7%
Cost of sales	396,682	360,591	36,091	10.0

Gross profit	501,627	436,598	65,029	14.9
Selling, general and administrative expenses	349,737	309,769	39,968	12.9
Asset impairment	819	527	292	55.4

Income from operations	151,071	126,302	24,769	19.6
Foreign currency transaction (gains) losses, net	2,670	(4,560)	7,230	(158.6)
Other (income) expense, net	(1,747)	636	(2,383)	(374.7)
Interest expense	556	632	(76)	(12.0)

Income before income taxes	149,592	129,594	19,998	15.4
Income tax expense	14,642	22,377	(7,735)	(34.6)

Net income	$134,950	$107,217	$27,733	25.9%

Net income per common share:
Basic	$1.50	$1.21	$0.29	23.8%

Diluted	$1.48	$1.18	$0.30	25.5%

Gross Margin	55.8%	54.8%	1.0%	1.8%
Operating Margin	16.8%	15.8%	1.0%	6.3%
Footwear unit sales	40,126	38,494	1,632	4.2%
Average footwear selling price	$21.45	$19.79	$1.66	8.4%

Total Revenues by Channel

	Nine Months Ended September 30,		Change
($ thousands)	2012	2011	$	%
Channel revenues:
Wholesale:
Americas	$187,870	$172,853	$15,017	8.7%
Asia	249,491	211,734	37,757	17.8
Europe	97,773	109,606	(11,833)	(10.8)
Other businesses	333	103	230	223.3

Total Wholesale	535,467	494,296	41,171	8.3
Consumer-direct:
Retail
Americas	149,296	131,404	17,892	13.6
Asia	110,766	85,301	25,465	29.9
Europe	25,158	15,832	9,326	58.9

Total Retail	285,220	232,537	52,683	22.7
Internet
Americas	46,700	40,196	6,504	16.2
Asia	12,319	8,672	3,647	42.1
Europe	18,603	21,488	(2,885)	(13.4)

Total Internet	77,622	70,356	7,266	10.3

Total Revenues	$898,309	$797,189	$101,120	12.7%

Revenues. During the nine months ended September 30, 2012, revenues increased $101.1 million, or 12.7%, compared to the same period in 2011, due to an increase of 8.4% in average footwear selling price and an increase of 1.6 million, or 4.2%, in footwear unit sales.

During the nine months ended September 30, 2012, revenues from our wholesale channel grew by $41.2 million, or 8.3%, compared to the same period in 2011, which was primarily driven by continued strong demand in both the Americas and Asia operating segments. Revenues from our retail channel grew by $52.7 million, or 22.7%, compared to the same period in 2011, due to a net increase of 89 global retail locations and growth in comparable store revenues of 3.1%. We continue to close certain kiosks and open more branded stores where we can better merchandise the full breadth and depth of our product line. Revenues from our internet channel grew by $7.3 million, or 10.3%, compared to the same period in 2011, as a result of increased brand awareness in the Americas.

The table below sets forth information about the number of company-operated retail locations as of September 30, 2012 and 2011 and comparable store sales growth for the nine months ended September 30, 2012 compared to the same period in 2011.

Company-operated retail locations by operating segment:	September 30, 2012	September 30, 2011	Change	Comparable store sales growth
Americas	189	195	(6)	3.7%
Asia	233	182	51	1.2
Europe	77	33	44	7.5

Total company-operated retail locations	499	410	89	3.1%

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency, the U.S. dollar, during the nine months ended September 30, 2012 decreased revenues $21.9 million as compared to the same period in 2011.

Gross profit. During the nine months ended September 30, 2012, gross profit increased $65.0 million, or 14.9%, compared to the same period in 2011 and gross margin increased to 55.8%. These increases are primarily attributable to an increase of 8.4% in our global average footwear selling price and an increase of 4.2% in global footwear unit sales which were partially offset by higher cost of sales driven by product mix and increased volume.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and cost of sales from our functional currencies to our reporting currency during the nine months ended September 30, 2012 decreased our gross profit by $7.7 million compared to the same period in 2011.

Selling, general and administrative expenses. Selling, general and administrative expense increased $40.0 million, or 12.9%, during the nine months ended September 30, 2012 compared to the same period in 2011. This increase was primarily due to increases of $16.2 million in rent and building costs resulting from continued growth in the number of company-operated retail stores, $12.4 million in salaries and related costs resulting from higher global headcount, and $8.3 million in other expenses including increases in depreciation and amortization expenses. As a percentage of revenues, SG&A was 38.9% the same for the nine months ended September 30, 2012 and 2011.

Impact on SG&A due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate SG&A from our functional currencies to our reporting currency during the nine months ended September 30, 2012 decreased SG&A by approximately $5.5 million as compared to the same period in 2011.

Foreign currency transaction (gains)losses. The line item entitled Foreign currency transaction (gains) losses is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. Foreign currency transactions were in a loss position of $2.7 million during the nine months ended September 30, 2012 compared to $4.6 million of gains for the same period in 2011, primarily due to the re-measurement of monetary assets and liabilities in certain non-functional currencies, net of related undesignated forward instruments, as the U.S. dollar strengthened against those currencies.

Income tax expense. During the nine months ended September 30, 2012, income tax expense decreased $7.8 million compared to the same period in 2011, which was primarily due to a reversal of certain tax provisions and the release of certain valuation allowances associated with deferred tax assets. Our effective tax rate for the nine months ended September 30, 2012 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between U.S. and foreign jurisdictions. Our effective tax rate for the nine months ended September 30, 2012 was 7.5% lower than the rate for the quarter ended September 30, 2011 primarily due to a reversal of certain tax provisions and the release of certain valuation allowances associated with deferred tax assets.

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

Segment operating income is the primary measure used by our CODM to evaluate segment operating performance and to decide how to allocate resources to segments. Segment performance evaluation is based primarily on segment results without allocating corporate expenses, or indirect general, administrative and other expenses. Segment profits or losses of our reportable operating segments include adjustments to eliminate intersegment profit or losses on intersegment sales.

During the first quarter of 2012, for operational purposes, we changed the internal reports used by our CODM to align the definition of our segment operating income with Income from operations. Previously, segment operating income was a non-GAAP measure that excluded asset impairment charges and restructuring costs not included in cost of sales. Segment operating income also reflects the reclassification of Foreign currency transaction (gains) losses, net, from Income from operations on the consolidated statements of income, see Note 1—Basis of Presentation for further discussion. Segment information for all periods presented has been reclassified to reflect these changes.

	Three Months Ended September 30,		Change
($ thousands)	2012	2011	$		%
Revenues:
Americas	$131,948	$122,847	$9,101		7.4%
Asia	123,695	111,185	12,510		11.3
Europe	39,765	40,945	(1,180)		(2.9)

Total segment revenues	295,408	274,977	20,431		7.4
Other businesses	161	(80)	241		(301.3)

Total revenues	$295,569	$274,897	$20,672		7.5%

Operating Income:
Americas	$27,610	$20,512	$7,098		34.6%
Asia	39,013	38,037	976		2.6
Europe	1,351	4,992	(3,641)		(72.9)

Total segment operating income	67,974	63,541	4,433		7.0
Other businesses	(2,690)	(3,650)	960	(1)	(26.3)
Intersegment eliminations	15	15	—		—
Unallocated corporate and other	(25,285)	(24,898)	(387	)(2)	1.6

Total income from operations	$40,014	$35,008	$5,006		14.3%

(1)

During the three months ended September 30, 2012, operating losses of Other businesses decreased $1.0 million compared to the same period in 20ll, primarily due to an increase of $2.0 million of revenues driven by higher global sales which was primarily offset by $1.0 million of increased volume and product mix related cost of sales.

(2)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the three months ended September 30, 2012, operating losses from Unallocated corporate and other increased $0.4 million compared to the same period in 2011, primarily due to increased salaries and wages associated with higher corporate headcount.

Americas Operating Segment. Revenues from the Americas segment increased $9.1 million, or 7.4%, during the three months ended September 30, 2012 compared to the same period in 2011, primarily due to a 5.3% increase in footwear average selling price and a 2.6% increase in footwear units sold, which was partially offset by an unfavorable impact of $1.5 million from foreign currency fluctuations. Revenue growth for the region was realized primarily in the retail channel which increased $6.4 million, or 12.2%, and in the internet channel which increased $1.7 million, or 11.3%. We continue to focus on disciplined expansion of our retail channel, by growing our full price and outlet stores, partially offset by closing underperforming kiosk locations. Segment operating income increased $7.1 million, or 34.6%, driven mainly by the increase in revenues, which resulted from the continued expansion of the retail channel, and a slight increase in gross margin. Foreign currency fluctuations had a net negative impact on the Americas gross profit of $0.5 million and a net positive impact on operating income of $0.2 million.

Asia Operating Segment. Revenues from the Asia segment increased $12.5 million, or 11.3%, during the three months ended September 30, 2012 compared to the same period in 2011, primarily due to a 16.4% increase in footwear units sold, partially offset by a 2.5% decrease in footwear average selling price and an unfavorable impact of $1.9 million from foreign currency fluctuations.

Revenue growth for the region was realized primarily in the wholesale channel which increased $5.7 million, or 8.0%, primarily driven by new stores and same store sales growth, and in the retail channel which increased $5.6 million, or 15.4%. Within the retail channel we continue to focus on store growth with full priced, store in store, and outlet locations. Segment operating income increased by $1.0 million, or 2.6%, which was driven mainly by the increase in revenues and a slight increase in gross margin, offset by an increase of $5.2 million, or 15.9%, in SG&A which resulted from the continued expansion of the retail channel. Foreign currency fluctuations had a net negative impact of $1.1 million and $0.5 million on the Asia gross profit and operating income, respectively.

Europe Operating Segment. Revenues from the Europe segment decreased $1.2 million, or 2.9%, during the three months ended September 30, 2012 compared to the same period in 2011, primarily due to a 4.4% decrease in footwear units sold and a $4.2 million unfavorable impact from foreign currency fluctuations which were partially offset by a 3.4% increase in footwear average selling price. A decrease of $4.7 million, or 17.1%, in wholesale channel revenues drove the decline in total segment revenues which was primarily due to challenging macroeconomic conditions in Europe. This wholesale revenue decrease, in addition to a revenue decrease of $1.4 million, or 20.2%, in the internet channel, was partially offset by a revenue increase of $4.9 million, or 73.7% in the retail channel. Segment operating income decreased by $3.6 million, or 72.9%, driven mainly by the decrease in revenues and an increase of $3.1 million, or 21.9%, in SG&A which resulted from the continued expansion of the retail channel. Foreign currency fluctuations had a net negative impact of $1.9 million and $0.5 million on the Europe gross profit and operating income, respectively.

	Nine Months Ended September 30,		Change
($ thousands)	2012	2011	$		%
Revenues:
Americas	$383,866	$344,453	$39,413		11.4%
Asia	372,576	305,707	66,869		21.9
Europe	141,534	146,926	(5,392)		(3.7)

Total segment revenues	897,976	797,086	100,890		12.7
Other businesses	333	103	230		223.3

Total revenues	$898,309	797,189	101,120		12.7

Operating Income:
Americas	$77,299	$60,608	$16,691		27.5
Asia	127,154	107,020	20,134		18.8
Europe	27,730	38,518	(10,788)		(28.0)

Total segment operating income	232,183	206,146	26,037		12.6
Other businesses	(8,598)	(12,559)	3,961	(1)	(31.5)
Intersegment eliminations	54	50	4		8.0
Unallocated corporate and other	(72,568)	(67,335)	(5,233	)(2)	7.8

Total income from operations	$151,071	$126,302	$24,769		19.6%

(1)

During the nine months ended September 30, 2012, operating losses of Other businesses decreased $4.0 million compared to the same period in 20ll, primarily due to an increase of $9.9 million of intercompany revenues driven by higher global sales which was partially offset by $6.9 million of increased volume and product mix related cost of sales.

(2)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the nine months ended September 30, 2012, operating losses from Unallocated corporate and other increased $5.2 million compared to the same period in 2011, primarily due to increased salaries and wages associated with higher corporate headcount.

Americas Operating Segment. Revenues from the Americas segment increased $39.4 million, or 11.4%, during the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to a 4.3% increase in footwear units sold and a 6.5% increase in footwear average selling price, which were partially offset by an unfavorable impact of $4.1 million from foreign currency fluctuations. Revenue growth for the region was realized primarily in the retail channel which increased $17.9 million, or 13.6%, and in the wholesale channel which increased $15 million, or 8.7%. We continue to focus on disciplined expansion of our retail channel, by growing our full price and outlet stores, partially offset by closing underperforming kiosk locations. Segment operating income increased by $16.7 million, or 27.5%, driven mainly by the increase in revenues, partially offset by an increase of $9.6 million, or 8.4%, in SG&A which resulted from the continued expansion of the retail channel. Foreign currency fluctuations had a net negative impact on the Americas gross profit of $1.4 million and a net positive impact on operating income of $0.2 million.

Asia Operating Segment. Revenues from the Asia segment increased $66.9 million, or 21.9%, during the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to a 15.0% increase in footwear units sold and a 6.4% increase in footwear average selling price, which were partially offset by an unfavorable impact of $1.1 million from foreign currency fluctuations. Revenue growth for the region was realized primarily in the wholesale channel which increased $37.8 million, or 17.8%, and in the retail channel which increased $25.5 million, or 29.9%, and was primarily driven by new stores and same store sales growth. Within the retail channel we continue to focus on store growth with full priced, store in store, and outlet locations. Segment operating income increased by $20.1 million, or 18.8%, which was driven mainly by the increase in revenues, partially offset by an increase of $20.9 million, or 23.9% in SG&A which resulted from the continued expansion of the retail channel. Foreign currency fluctuations had a net negative impact on the Asia gross profit of $0.5 million and a net positive impact of $0.3 million on the operating income.

Europe Operating Segment. Revenues from the Europe segment decreased $5.4 million, or 3.7%, during the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to a 12.9% decrease in footwear units sold and a $12.1 million unfavorable impact from foreign currency fluctuations, which were partially offset by an 12.8% increase in footwear average selling prices. A decrease of $11.8 million, or 10.8%, in wholesale channel revenues drove the decline in total segment revenues which was primarily due to challenging macroeconomic conditions in Europe. This revenue decrease, in addition to a revenue decrease of $2.9 million, or 13.4%, in the internet channel, was offset by a revenue increase of $9.3 million, or 58.9%, in the retail channel. Segment operating income decreased by $10.8 million, or 28.0%, driven mainly by the decrease in revenues and an increase of $6.8 million, or 17.7%, in SG&A which resulted from the continued expansion of the retail channel. Foreign currency fluctuations had a net negative impact of $6.2 million and $2.8 million on the Europe gross profit and operating income, respectively.

Liquidity and Capital Resources

At September 30, 2012, we had $312.6 million in cash and cash equivalents. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we also have a revolving credit facility with PNC Bank, N.A. (“PNC”) and a syndicate of other lenders (further discussed below), which currently provides us with up to $70.0 million in borrowings and matures in December 2016. Additional future financing may be necessary; however, there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. Subject to certain restrictions on repurchases under our revolving credit facility, we have authorization to repurchase up to 5.5 million shares of our common stock under previous board authorizations. The number, price and timing of repurchases, if any, will be at our sole discretion and will be evaluated depending on market conditions, liquidity needs and other factors.

Credit Facility

On December 16, 2011, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of lenders, including PNC, which replaced our asset-backed line of credit. The Credit Agreement provides for a revolving credit facility of $70.0 million (the “Credit Facility”), which can be increased to $100.0 million subject to certain conditions. The Credit Facility is available for working capital, capital expenditures and other corporate purposes, including acquisitions, and is currently set to mature in December 2016. Borrowings under the Credit Facility are secured by a pledge of all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and intellectual property. Borrowings under the Credit Agreement bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.75% to 1.50% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.75% to 2.50% based on certain conditions. The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to LIBOR rate loans and contains certain customary restrictive and financial covenants. We were in compliance with these restrictive financial covenants as of September 30, 2012. As of September 30, 2012, we had no outstanding borrowings under the Credit Facility. At September 30, 2012 and December 31, 2011, we had issued and outstanding letters of credit of $6.1 million and $6.0 million, respectively, which were reserved against the borrowing base.

Acquisitions

On July 16, 2012, our subsidiaries Crocs Europe B.V., Crocs Stores B.V. and Crocs Belgium N.V. (collectively referred to as “Crocs Europe”), acquired certain net assets and activities from Crocs Benelux B.V. (“Benelux”) pursuant to a sale and purchase agreement dated July 9, 2012. Prior to the acquisition, Benelux was a distributor of the Company. The Company acquired Benelux’ retail business and wholesale business, including inventory, fixed assets, customer relationships, 10 retail stores and their associated leases. Total consideration paid was cash of € 3.6 million (approximately $4.6 million). This acquisition will allow us to take direct control in expanding our business in the Benelux region.

Working Capital

As of September 30, 2012, accounts receivable increased $36.6 million when compared to December 31, 2011, primarily due to increased sales in the third quarter of 2012 compared to the fourth quarter of 2011. Inventories increased $57.9 million as of September 30, 2012 when compared to December 31, 2011, primarily due to wholesale order growth and higher cost new product introductions, particularly in the Americas and Asia, in addition to the global increase in company-operated retail stores.

Capital Assets

During the nine months ended September 30, 2012, net capital expenditures, inclusive of intangible assets, acquired with cash increased to $40.1 million compared to $32.6 million during the same period in 2011.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $242.0 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position with the exception of the expected repatriation of up to approximately $13.6 million in cash that was previously accrued for as a repatriation of 2010 foreign subsidiary earnings and approximately $15.0 million of 2012 foreign subsidiary earnings. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of September 30, 2012, essentially all of our cash was held in international jurisdictions, which is primarily used for ongoing operations. Of the total cash held in international locations, $44.3 million could potentially be restricted. If the remaining balance were to be immediately repatriated to the U.S., we would be required to pay approximately $36.9 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations

The following table summarizes aggregate information about our significant contractual cash obligations as of September 30, 2012.

	Payments due by period
($ thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$326,795	$71,922	$100,403	$69,710	$84,760
Inventory purchase obligations with third-party manufacturers	134,343	134,343	—	—	—
Estimated liability for uncertain tax positions	29,109	440	12,411	7,855	8,403

Total	$490,247	$206,705	$112,814	$77,565	$93,163

Off-Balance Sheet Arrangements

We had no material off balance sheet arrangements at September 30, 2012.

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

Significant Accounting Policies

For a discussion of accounting policies that we consider significant to our business operations and understanding of our results of operations, see Note 1—“Summary of Significant Accounting Policies” to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated by reference herein.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility. Borrowings under the revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.75% to 1.50% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.75% to 2.50% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three months ended September 30, 2012, there were no amounts borrowed under the Credit Facility. During the nine months ended September 30, 2012, the maximum amount borrowed under the Credit Facility was $31.0 million and the average amount of borrowings outstanding was $8.2 million. As of September 30, 2012, there were no borrowings outstanding under the revolving credit facility. If the prevailing market interest rates relative to these borrowings changed by 10% during the three and nine months ended September 30, 2012, our interest expense would have not have materially changed.

Fluctuations in the prevailing market interest rates, earned on our cash and cash equivalents and restricted cash balances during the three and nine months ended September 30, 2012, had an immaterial impact on the condensed consolidated statements of income.

Foreign Currency Exchange Risk

As a global company, we have significant revenues, costs and monetary assets and liabilities denominated in currencies other than the U.S. dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase of 1% in value of the U.S. dollar relative to foreign currencies would have decreased income before taxes during the three and nine months ended September 30, 2012, excluding the impact of our foreign currency contracts, by approximately $2.1 million and $2.9 million, respectively. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the three and nine months ended September 30, 2012 and 2011.

We enter into foreign currency exchange forward contracts as economic cash flow hedges to reduce our exposure to the effect of changes in exchange rates on our operating results. The following table summarizes the notional amounts of the outstanding foreign currency exchange forward contracts at September 30, 2012 and December 31, 2011. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

($ thousands)	September 30, 2012	December 31, 2011
Foreign currency exchange forward contracts by currency:
Japanese Yen	$127,701	$27,500
Euro	9,968	10,055
Australian Dollar	5,180	—
Mexican Peso	13,761	6,500
Pound Sterling	13,458	6,345
New Zealand Dollar	1,147	—
Brazilian Real	6,400	—
Hong Kong Dollar	2,999	—

Total notional value, net	$180,614	$50,400

Latest maturity date	December 2015	December 2012

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2012 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and permission to appeal the judgment was requested. Given that this phase of the proceedings only pertains to liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under English law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the liability proceedings. Spectrum has not quantified its claim for compensation and damages and the amount will be assessed later in the proceedings. Such assessment may be stayed pending the outcome of an appeal on liability. We were granted permission to appeal and the appeal hearing took place on July 4, 2012. On October 30, 2012, the Court of Appeal handed down its judgment confirming the High Court’s judgment. Crocs Europe currently intends to submit a request to the Supreme Court seeking permission to appeal. We anticipate that a decision by the Supreme Court on permission to appeal will be rendered in the first quarter of 2013. Proceedings on quantum shall be stayed until a final decision on permission to appeal has been handed down or in the event that permission is granted, until a final decision on the merits.

We are currently subject to an audit by the U.S. Customs Service in respect of the period from 2006 to present. We have been informed that a draft audit report may be issued before the end of 2012 but the Company believes that a final report (and notice of a formal claim) will not be issued until sometime in 2013. U.S. Customs has provided the Company with preliminary projections that reflect unpaid duties totaling approximately $14.3 million during the period under review. The Company believes that these projections are erroneous and the Company intends to argue the amount due in connection with this matter, if any, is considerably less than the preliminary projection. It is not possible at this time to predict whether the Company’s arguments will be successful in eliminating or reducing the alleged unpaid duties. Likewise, it is not possible to predict whether U.S. Customs may seek to assert a claim for penalties in addition to any loss of revenue claim.

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

CROCS, INC.

Date: October 30, 2012	By:	/s/ Jeffrey J. Lasher
Name: Jeffrey J. Lasher
Title: Senior Vice President-Finance, Chief Financial Officer