Form 10-K
period 2012-12-31
Crocs, Inc.
filed 2013-02-25
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012 was $1.4 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the registrant’s common stock outstanding as of January 31, 2013 was 88,134,790.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2013 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2012.

Crocs, Inc.

Table of Contents to the Annual Report on Form 10-K

For the Year Ended December 31, 2012

PART I

ITEM 1.	Business

The Company

Crocs, Inc. and its consolidated subsidiaries (collectively the “Company,” “we,” “our” or “us”) is a designer, manufacturer and distributor of footwear and accessories for men, women and children. We strive to be the global leader in the sale of molded footwear featuring fun, comfort, color and functionality. Our primary products utilize our proprietary closed cell-resin, called Croslite. The use of this unique material allows us to produce innovative, lightweight, non-marking and odor-resistant footwear. We currently sell our products in more than 90 countries through domestic and international retailers and distributors and directly to end-user consumers through our company-operated retail stores, outlets, kiosks and webstores. In 2002, we launched the marketing and distribution of our original clog style footwear in the United States. The unique characteristics of Croslite enabled us to offer consumers a shoe unlike any other footwear model then available.

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

We were organized in 1999 as a limited liability company. In January 2005, we converted to a Colorado corporation and subsequently re-incorporated as a Delaware corporation in June 2005. In February 2006, we completed our initial public offering and trading of our common stock on NASDAQ commenced.

Products

While the majority of our products consist of footwear, we also offer accessories and apparel which generated approximately 3.5% and 0.1%, respectively, of our total revenues during the year ended December 31, 2012. Our footwear products are divided into four product offerings: Core-Comfort, Active, Casual and Style. The Core-Comfort product offering primarily includes molded and unisex products targeted toward a wide range of consumers established through core Crocs attributes which include comfort, easy on-and-off capability, and color. The Active product offering is comprised of footwear intended for healthy living and includes sport inspired products and footwear suited for activities such as boating, walking, hiking and even recovery after workouts. The Casual product offering includes sporty and relaxed styles appealing to a broad range of customers. The Style product offering includes stylish products which are intended to broaden the wearing occasion for Crocs lovers.

We have an active licensing program that includes licensing various marks from companies such as Disney, Marvel and Viacom, among others, for Crocs branded footwear and Jibbitz branded shoe charms. We also license certain of our own marks to third parties in connection with a strategy to extend the Crocs brand into new product types.

Footwear

Our footwear product offering has grown significantly since we first introduced the Crocs single style clog in six colors, in 2002. We currently offer a wide product line of footwear, some of which include boots, sandals, sneakers, mules and flats which are made of materials like leather and textile fabrics as well as Croslite.

A key differentiating feature of our footwear products is the Croslite material, which is uniquely suited for comfort and functionality. Croslite is carefully formulated to be of a density that creates extremely lightweight, comfortable and non-marking footwear which conforms to the shape of the foot and increases comfort. Croslite is a closed cell resin material which is water resistant, virtually odor free and allows many of our footwear styles to be cleaned simply with water. As we have expanded our product offering, we have incorporated traditional materials such as textile fabric and leather into many new styles. However, we continue to utilize the Croslite material for the foot bed, sole and other key structural components for many of these styles.

As a global leader in casual footwear, we recognize the responsibility we have to our employees and the global communities we serve. We strive to maintain a spirit of “giving back” as a part of the Crocs culture and worldwide reputation. With the help of our donation partners, we are able to provide a basic necessity—shoes—to millions of individuals that may not otherwise have a pair. As of December 31, 2012, we have donated over 3 million pairs of shoes to individuals in need both domestically and internationally in more than 40 countries including Democratic Republic of The Congo, Haiti, Iraq, and Malawi. These donations and other social responsibility initiatives, form the Crocs Cares program. Crocs is dedicated to providing robust programs, donations, and community work opportunities designed to make a difference in the lives of our employees as well as both local and global communities.

Footwear sales made up 95.8%, 95.6% and 95.5% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012, 2011 and 2010, approximately 75.3%, 73.1% and 75.5% of unit sales consisted of products geared towards adults, respectively, compared to 24.7%, 26.9% and 24.5% of unit sales of products geared towards children, respectively.

Accessories

In addition to our footwear brands, we own the Jibbitz brand, a unique accessory product-line with colorful snap-on charms specifically suited for Crocs shoes. We acquired Jibbitz in December 2006 and have expanded the product-line to include a wide variety of charms in varying shapes and sizes, with designs such as flowers, sports gear, seasonal and holiday designs, animals, symbols, letters and rhinestones. Crocs licensing agreements also extend to Jibbitz, which allows Jibbitz to create designs bearing logos and emblems of Disney, Nickelodeon and the Crocs collegiate line, among others. Jibbitz designs allow Crocs consumers to personalize their footwear to creatively express their individuality. As of December 31, 2012, more than 3,000 unique Jibbitz charm designs were sold to consumers for personalizing their Crocs footwear. Sales from Jibbitz designs made up 3.5%, 3.7% and 3.5% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

Sales and Marketing

The broad appeal of our footwear has allowed us to market our products in a wide range of distribution channels, including department stores, traditional footwear retailers and a variety of specialty and independent retail channels. Each season, we focus on presenting a compelling “brand story and experience” for our new product collections and our broader casual lifestyle assortment. Our marketing efforts center on multi-level story telling across diverse wearing occasions and product silhouettes.

As we are a global brand, our model is based on global relevance while still allowing for regional flexibility in execution and message. At the regional or market level, campaigns are initiated using a mix of digital, social, and traditional media outlets that align with local marketplaces and target consumer dynamics. This strategy allows for relevant cross-channel input coordinated through our global brand objectives to drive an aligned global marketing and brand strategy.

We utilize an in-house creative team to execute our marketing efforts. Local marketing teams focus on localizing campaigns by establishing and executing marketing programs to effectively engage target customers in a meaningful manner. We utilize a proprietary Brand Performance System to help prioritize demand generation initiatives and optimize local marketing activities. The Brand Performance System integrates multiple research and consumer database platforms across key markets to provide guidance on highest yielding customer growth opportunities and market performance analysis.

We have three primary sales channels: wholesale, retail and internet (discussed at a more detailed level below). Our marketing efforts are aimed toward driving business to both our wholesale partners and our company-operated retail and internet stores. Our marketing efforts in the wholesale and retail channels are focused on visual product merchandising with alignment on key stories, activation materials and creative materials. Retail stores provide a unique opportunity to engage with customers in a three-dimensional manner. Strong emphasis is placed on making the store experience a meaningful and memorable showcase of our larger assortment of casual lifestyle footwear and key new product launches. Our marketing, merchandising, and visual merchandising departments work closely together to ensure the store environment and merchandise are aligned to support key seasonal product stories while promoting the larger product lines and iconic product collections.

We have an in-house digital marketing team that oversees digital marketing programs and platforms that include paid-and-organic search, display, re-targeting, email and affiliate marketing to drive new customers to the brand and retain existing customers. Under our universal seasonal brand campaign, the team helps to adapt key brand story content and produces additional web-specific content for our internet channel.

Wholesale Channel

During the years ended December 31, 2012, 2011 and 2010, approximately 57.5%, 59.8% and 60.8% of net revenues, respectively, were derived from sales through the wholesale channel which consists of sales to distributors and third party retailers. Wholesale customers include national and regional retail chains, department stores, sporting goods stores, independent footwear retailers and family footwear retailers, such as Dick’s Sporting Goods, Famous Footwear, Academy, Kohl’s, Nordstrom, Xebio and Murasaki Sports, as well as on-line retailers such as Zappos and Amazon. No single customer accounted for 10% or more of our revenues for the years ended December 31, 2012, 2011 and 2010.

We use third party distributors in select markets where we believe such arrangements are preferable to direct sales. These third party distributors purchase products pursuant to a price list and are granted the right to resell the products in a defined territory, usually a country or group of countries. Our typical distribution agreements have terms of one to four years, are generally terminable on 30 days prior notice and have minimum sales requirements. Many of our agreements allow us to accept returns from wholesale customers at our discretion for defective products, quality issues and shipment errors on an exception basis or, for certain wholesale customers, extend pricing discounts in lieu of defective product returns. We also may accept returns from our wholesale customers, on an exception basis, for the purpose of stock re-balancing to ensure that our products are merchandised in the proper assortments. Additionally, we may provide markdown allowances to key wholesale customers to facilitate in-channel product markdowns where sell-through is less than anticipated.

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

Retail Channel

During the years ended December 31, 2012, 2011 and 2010, approximately 33.4%, 30.6% and 29.7%, respectively, of our net revenues were derived from sales through our retail channel, which consists of kiosks/store in stores, company-operated retail and outlet stores.

Retail Stores As of December 31, 2012, 2011 and 2010, we operated 287, 180 and 136 global retail stores, respectively. Our retail stores allow us to effectively market the full breadth and depth of our new and existing products and interact with customers in order to enhance brand awareness.

Outlet Stores As of December 31, 2012, 2011 and 2010, we operated 129, 92 and 78 global outlet stores, respectively. Outlet stores help us move older products in an orderly fashion. We also sell full priced products in our outlet stores.

Kiosks/Store in Stores As of December 31, 2012, 2011 and 2010, we operated 121, 158 and 153 global retail kiosks and store in stores, respectively, located in malls and other high foot traffic areas.

Of our 537 global stores, 199 stores operated in our Americas segment, including 170 located in the U.S. and 12 located in Canada; 241 stores operated in our Asia segment, including 63 located in Korea, 43 located in Taiwan, 40 located in Japan, 39 located in China and 17 located in Hong Kong; and 97 stores operated in our Europe segment, including 29 located in Russia, 18 located in Germany, and 16 located in Great Britain. The remaining stores were located throughout Asia, Europe, Australia, the Middle East, South America and South Africa.

Internet Channel

As of December 31, 2012, 2011 and 2010, we offered our products through 43, 42 and 37 company-operated internet webstores, respectively, worldwide. During the years ended December 31, 2012, 2011 and 2010, approximately 9.1%, 9.6% and 9.5%, respectively, of our net revenues were derived from sales through our internet channel. Our internet presence enables us to have increased access to our customers and provides us with an opportunity to educate them about our products and brand. We continue to expand our web-based marketing efforts to increase consumer awareness of our full product range and have begun expanding the implementation of locally executed internet web stores at the regional level.

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

Americas

The Americas segment consists of revenues and expenses related primarily to product sales in the North and South America geographic regions. Regional wholesale channel customers consist of a broad range of sporting goods and department stores as well as specialty retailers. The regional retail channel sells directly to the consumer through 199 company-operated store locations as well as through webstores. During the years ended December 31, 2012, 2011 and 2010, revenues from the Americas segment constituted approximately 44.1%, 44.8% and 47.5% of our consolidated revenues, respectively.

Asia

The Asia segment consists of revenues and expenses related primarily to product sales throughout Asia, Australia, New Zealand, the Middle East and South Africa. The Asia wholesale channel consists of sales to a broad range of retailers similar to the wholesale channel we have established in the Americas. We also sell products directly to the consumer through 241 company-operated stores as well as through our webstores. During the years ended December 31, 2012, 2011 and 2010, revenues from the Asia segment constituted 40.7%, 38.1% and 36.1% of our consolidated revenues, respectively.

Europe

The Europe segment consists of revenues and expenses related primarily to product sales throughout Europe and Russia. Europe segment wholesale channel customers consist of a broad range of retailers, similar to the wholesale channel we have established in the Americas. We also sell our products directly to the consumer through 97 company-operated stores including kiosks and retail stores as well as through our webstores. During the years ended December 31, 2012, 2011 and 2010, revenues from the Europe segment constituted 15.1%, 17.1% and 16.2% of our consolidated revenues, respectively.

Distribution and Logistics

On an ongoing basis, we look to enhance our distribution and logistics network so as to further streamline our supply chain, increase our speed to market and lower operating costs. During the year ended December 31, 2012, we stored our raw material and finished goods inventories in company-operated warehouse and distribution facilities located in the United States, Mexico, the Netherlands, Japan, Finland, South Africa, Russia and Italy. We also utilize distribution centers which are operated by third parties located in the United States, China, Japan, Hong Kong, Australia, Korea, Singapore, India, Taiwan, the United Arab Emirates, Russia, Brazil, Argentina, Chile, Puerto Rico and Italy. Throughout 2012, we continued to engage in efforts to consolidate our global warehouse and distribution facilities to maintain a lean cost structure. As of December 31, 2012, 2011 and 2010, our company-operated warehouse and distribution facilities provided us with approximately 1.0 million square feet, 1.0 million square feet and 1.3 million square feet, respectively, and our third party operated distribution facilities provided us with approximately 0.3 million square feet, 0.5 million square feet and 0.3 million square feet, respectively. We also ship a portion of our products directly to our customers from our internal and third party manufacturers. We are actively pursuing initiatives aimed at shipping more of our product directly to our customers in an effort to lower future cost of sales.

Raw Materials

“Croslite”, our branded proprietary closed-cell resin, is the primary raw material used in the majority of our footwear and some of our accessories. Croslite is soft and durable and allows our material to be non-marking in addition to being extremely lightweight. We continue to invest in research and development in order to refine our materials to enhance these properties and to target the development of new properties for specific applications.

Croslite material is produced by compounding elastomer resins that we or one of our third party processors purchase from major chemical manufacturers together with certain other production inputs such as color dyes. At this time, we have identified multiple suppliers that produce the elastomer resins used in the Croslite material. We may, however, in the future identify and utilize materials produced by other suppliers as an alternative to the elastomer resins we currently use in the production of our proprietary material. All of the other raw materials that we use to produce the Croslite products are readily available for purchase from multiple suppliers.

Since our inception, we have substantially increased the number of footwear products that we offer. Many of our new products are constructed using leather, textile fabrics or other non-Croslite materials. We, or our third party manufacturers, obtain these materials from a number of third party sources and we believe these materials are broadly available. We also outsource the compounding of the Croslite material and continue to purchase a portion of our compounded raw materials from a third party in Europe.

Design and Development

We continue to dedicate significant resources to product design and development as we develop footwear styles based on opportunities we identify in the marketplace. Our design and development process is highly collaborative, as members of the regional design teams, including our EXO Italia (“EXO”) location, which specializes in EVA (Ethylene Vinyl Acetate) based finish products for the footwear industry, frequently meet with sales and marketing staff, production and supply managers and certain of our retail customers to further refine our products to meet the particular needs of our target market. We continually strive to improve our development function so we can bring products to market quickly and reduce costs while maintaining product quality. We spent $12.0 million, $10.8 million and $7.8 million in research, design and development activities for the years ended December 31, 2012, 2011 and 2010, respectively.

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

In the years ended December 31, 2012, 2011 and 2010, we manufactured approximately 21.1%, 20.6% and 21.0%, respectively, of our footwear products internally. We sourced the remaining footwear production from multiple third party manufacturers primarily in China, Vietnam, Eastern Europe and South America. During the years ended December 31, 2012, 2011 and 2010, our largest third party manufacturer in China produced approximately 31.7%, 33.1% and 38.8%, respectively, of our footwear unit volume. We do not have written supply agreements with our primary third party manufacturers in China.

Intellectual Property and Trademarks

We rely on a combination of trademark, copyright, trade secret, trade dress and patent protection to establish, protect and enforce our intellectual property rights in our product designs, brand, materials and research and development efforts, although no such methods can afford complete protection. We own or license the material trademarks used in connection with the marketing, distribution and sale of all of our products, both domestically and internationally, in most countries where our products are currently either sold or manufactured. Our major trademarks include the Crocs logo and the Crocs word mark, both of which are registered or pending registration in the U.S., the European Union, Japan, Taiwan, China and Canada among other places. We also have registrations or pending trademark applications for the marks Jibbitz, Jibbitz Logo, YOU by Crocs, YOU by Crocs Logo, Ocean Minded, Tail Logo, Bite, Bite Logo, Crocband, Crocs Tone and Crocs Littles, “ Croslite” and the Croslite logo, as well as other marks in various countries around the world.

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

We consider the formulations of the materials covered by our trademark Croslite and used to produce our shoes to be a valuable trade secret. Croslite material is manufactured through a process that combines a number of components in various proportions to achieve the properties for which our products are known. We use multiple suppliers to source these components but protect the formula by using exclusive supply agreements for key components, confidentiality agreements with our third party processors and by requiring our employees to execute confidentiality agreements concerning the protection of our confidential information. Other than our third party processors and a third party licensee, we are not aware of any third party that has independently developed the formula or that otherwise has the right to use the formula. We believe the comfort and utility of our products depend on the properties achieved from the compounding of Croslite material and constitute a key competitive advantage for us, and we intend to continue to vigorously protect this trade secret.

We also actively combat counterfeiting through monitoring of the global marketplace. We use our employees, sales representatives, distributors and retailers, as well as outside investigators and attorneys, to police against infringing products by encouraging them to notify us of any suspect products and to assist law enforcement agencies. Our sales representatives and distributors are also educated on our patents, pending patents, trademarks and trade dress to assist in preventing potentially infringing products from obtaining retail shelf space. The laws of certain countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the U.S., and, therefore, we may have difficulty obtaining legal protection for our intellectual property in certain jurisdictions.

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

Backlog

We receive a significant portion of orders as preseason orders, generally four to six months prior to shipment date. We provide customers with price incentives to participate in such preseason programs to enable us to better plan our production schedule, inventory and shipping needs. Unfulfilled customer orders as of any date are referred to as backlog and represent orders scheduled to be shipped at a future date. Backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of product shipments. Further, the mix of future and immediate delivery orders can vary significantly period over period. Due to these factors and since the unfulfilled orders can be canceled at any time prior to shipment by our customers, backlog may not be a reliable measure of future sales and comparisons of backlog from period to period may be misleading. In addition, our historical cancellation experience may not be indicative of future cancellation rates. Backlog as of December 31, 2012 and 2011 was $354.3 million and $307.4 million, respectively.

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

Employees

As of December 31, 2012, we had approximately 4,900 full-time, part-time and seasonal employees, none of which were represented by a union.

Available Information

Our internet address is www.crocs.com on which we post the following filings, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Copies of any of these documents will be provided in print to any stockholder who submits a request in writing to Integrated Corporate Relations, 761 Main Avenue, Norwalk, CT 06851.

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

Uncertainty about the current and future global economic conditions may cause consumers and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability and weakened consumer confidence. For example, sales and operating performance in our Europe segment in 2012 were adversely affected by the macroeconomic conditions surrounding the European sovereign debt crisis and may continue to be affected if such conditions do not improve. Our financial success is sensitive to changes in general economic conditions, both globally and nationally. Recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending could adversely affect the demand for our products. As a result, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. Our financial success is also significantly related to the success of our wholesale customers who are directly impacted by fluctuations in the broader economy including the global economic downturns which reduce foot traffic in shopping malls and lessen consumer demand for our products.

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

Our ability to maintain our revenue levels or to grow in the future depends on, among other things, the continued success of our efforts to maintain our brand image and bring compelling and revenue enhancing footwear offerings to market and our ability to expand within our current distribution channels and increase sales of our products into new locations internationally. Successfully executing our long-term growth and profitability strategy will depend on many factors, including the strength of the Crocs brand, execution of supply chain strategies, competitive conditions in new markets that we attempt to enter, our ability to attract and retain qualified distributors or agents or to continue to develop direct sales channels, our ability to secure strategic retail store locations, our ability to use and protect the Crocs brand and our other intellectual property in these new markets and territories and our ability to consolidate our network to leverage resources and simplify our fulfillment process. If we are unable to successfully maintain our brand image, expand distribution channels, streamline our supply chain and sell our products in new markets abroad, our business may fail to grow, our brand may suffer and our results of operations may be adversely impacted.

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

In producing new footwear models, we may encounter difficulties that we did not anticipate during the product development stage. Our development schedules for new products are difficult to predict and are subject to change in response to consumer preferences and competing products. If we are not able to efficiently manufacture new products in quantities sufficient to support retail and wholesale distribution, we may not be able to recover our investment in the development of new styles and product lines and we would continue to be subject to the risks inherent to having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new style may depend on our pricing. We have a limited history of introducing new products in certain target markets; as such, we may set the prices of new styles too high for the market to bear or we may not provide the appropriate level of marketing in order to educate the market and potential consumers about our new products. Achieving market acceptance will require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general and administrative expenses and there can be no assurance that we will have the resources necessary to undertake such efforts effectively or that such efforts will be successful. Failure to gain market acceptance for new products could impede our ability to maintain or grow current revenue levels, reduce profits, adversely affect the image of our brands, erode our competitive position and result in long-term harm to our business.

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

We have incurred substantial financial commitments and fixed costs related to our retail stores that we will not be able to recover if our stores are not successful.

The success of an individual store location is dependent on the success of the shopping mall or outlet center where the store is located, and may be influenced by changing customer demographic and consumer spending patterns. These factors cannot be predicted with accuracy. Because we enter into long-term financial commitments when leasing retail store locations and incur substantial fixed costs for each store’s design, leasehold improvements, fixtures and management information systems, it would be costly for us to close a store that does not prove successful.

The testing of our retail stores’ long-lived assets for impairment requires us to make significant estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the high fixed cost structure associated with our retail operations, negative cash flows or the closure of a store could result in write downs of inventory, impairment of leasehold improvements, impairment losses on other long-lived assets, severance costs, significant lease termination costs or the loss of working capital, which could adversely impact our financial position, results of operations or cash flows. For example, during 2012, we recorded impairments relating to retail stores of $1.4 million, and these impairment charges may increase as we expand our retail operations.

Our revolving credit facility contains financial covenants that require us to maintain certain financial metrics and ratios and restrictive covenants that limit our flexibility. A breach of those covenants may cause us to be in default under the facility, and our lenders could foreclose on our assets.

The credit agreement for our revolving credit facility requires us to maintain a certain leverage ratio at all times, a certain level of unrestricted cash at all times, and a minimum fixed charge coverage ratio on a quarterly basis. A failure to maintain current revenue levels or an inability to control costs could negatively impact our ability to meet these financial covenants and, if we breach such covenants or any of the restrictive covenants described below, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the revolving credit facility. We might not have sufficient assets to repay such indebtedness upon a default. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets, all of which secure our indebtedness under the revolving credit facility.

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

We produce a portion of our footwear products at our internal manufacturing facilities in Mexico and Italy. Ownership of these facilities adds fixed costs to our cost structure which are not as easily scalable as variable costs. In addition, the manufacture of our products from the Croslite material requires the use of a complex process and we may experience difficulty in producing footwear that meets our high quality control standards. We will be required to absorb the costs of manufacturing and disposing of products that do not meet our quality standards. Any increases in our manufacturing costs could adversely impact our profit margins. Furthermore, our manufacturing capabilities are subject to many of the same risks and challenges faced by our third party manufacturers (as noted in the risk factor below), including our ability to scale our production capabilities to meet the needs of our customers. Our manufacturing may also be disrupted for reasons beyond our control, including work stoppages, fires, earthquakes, floods or other natural disasters. Any disruption to our manufacturing operations will hinder our ability to deliver products to our customers in a timely manner and could have a material and adverse effect on our business and results of operations.

We depend heavily on third party manufacturers located outside the U.S.

Third party manufacturers located in China and Vietnam produce most of our footwear products. We depend on the ability of these manufacturers to finance the production of goods ordered, maintain adequate manufacturing capacity and meet our quality standards. We compete with other companies for the production capacity of our third party manufacturers, and we do not exert direct control over the manufacturers’ operations. As such, we have experienced at times, delays or inabilities to fulfill customer demand and orders, particularly in China. We cannot guarantee that any third party manufacturer will have sufficient production capacity, meet our production deadlines or meet our quality standards.

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

In addition, because a large portion of our footwear products is manufactured in China and Vietnam, the possibility of adverse changes in trade or political relations between the U.S. and these countries, political instability in China, increases in labor costs, or adverse weather conditions could significantly interfere with the production and shipment of our products, which would have a material adverse affect on our operations and financial results.

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

We conduct significant business activity outside the U.S. which exposes us to risks of international commerce.

A significant portion of our revenues is from foreign sales. Our ability to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations as well as the difficulties associated with promoting products in unfamiliar cultures. In addition to foreign manufacturing, we operate retail stores and sell our products to retailers outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks, including tariffs, anti-dumping fines, import and export controls, and other non-tariff barriers such as quotas and local content rules; delays associated with the manufacture, transportation and delivery of products; increased transportation costs due to distance, energy prices, or other factors; delays in the transportation and delivery of goods due to increased security concerns; restrictions on the transfer of funds; restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information; changes in governmental policies and regulations; political unrest, changes in law, terrorism, or war, any of which can interrupt commerce; U.S. and foreign anti-corruption laws; expropriation and nationalization; difficulties in managing foreign operations effectively and efficiently from the U.S.; and difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions. In addition, we are subject to customs laws and regulations with respect to our export and import activity which are complex and vary within legal jurisdictions in which we operate. We cannot assure that there will be no control failure around customs enforcement despite the precautions we take. We are currently subject to audits by various Customs Authorities including the U.S. and Mexico. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit and could result in substantial fines and penalties, which could have an adverse effect on our financial position and results of operations.

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

Our financial success is related to the willingness of our current and prospective wholesale customers to carry our products. We do not have long term contracts with any of our wholesale customers. Sales to our wholesale customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our customers’ orders in a timely manner, the sales of our products and our relationships with those customers may suffer. This could have a material adverse effect on our product sales and ability to grow our product lines.

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

We depend on a limited number of sources for the primary materials used to make our footwear. We source the elastomer resins that constitute the primary raw materials used in compounding our Croslite products, which we use to produce our various footwear products, from multiple suppliers. If the suppliers we rely on for elastomer resins were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production cycle. We are also subject to market issues related to supply and demand for our raw materials. We may have to pay substantially higher prices in the future for the elastomer resins or any substitute materials we use, which would increase our production costs and could have a significantly adverse impact on our profit margins and results of operations. If we are unable to obtain suitable elastomer resins or if we are unable to procure sufficient quantities of the Croslite material, we may not be able to meet our production requirements in a timely manner or may need to modify our product characteristics resulting in less favorable market acceptance which could result in lost potential sales, delays in shipments to customers, strained relationships with customers and diminished brand loyalty.

Failure to adequately protect our trademarks and other intellectual property rights and counterfeiting of our brands could divert sales, damage our brand image and adversely affect our business.

We utilize trademarks, trade names, copyrights, trade secrets, issued and pending patents and trade dress and designs on nearly all of our products. We believe that having distinctive marks that are readily identifiable is important to our brand, our success and our competitive position. The laws of some countries, for example, China, do not protect intellectual property rights to the same extent as do U.S. laws. We frequently discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging another party’s products on the basis of trademark or design or utility patent infringement, particularly in some foreign countries, or if we are required to change our name or use a different logo, continued sales of such competing products by third parties could harm our brand and adversely impact our business, financial condition, revenues and results of operations by resulting in the shift of consumer preference away from our products. If our brands are associated with inferior counterfeit reproductions, the integrity and reputation of our brands could be adversely affected. Furthermore, our efforts to enforce our intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. We may face significant expenses and liability in connection with the protection of our intellectual property, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

We also rely on trade secrets, confidential information and other unpatented proprietary rights and information related to, among other things, the Croslite material and product development, particularly where we do not believe patent protection is appropriate or obtainable. Using third party manufacturers and compounding facilities may increase the risk of misappropriation of our trade secrets, confidential information and other unpatented proprietary information. The agreements we use in an effort to protect our intellectual property, confidential information and other unpatented proprietary information may be ineffective or insufficient to prevent unauthorized use or disclosure of such trade secrets and information. A party to one of these agreements may breach the agreement and we may not have adequate remedies for such breach. As a result, our trade secrets, confidential information and other unpatented proprietary rights and information may become known to others, including our competitors. Furthermore, our competitors or others may independently develop or discover such trade secrets and information, which would render them less valuable to us.

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers’ orders, either of which could adversely affect our business.

The footwear industry is subject to cyclical variations, consolidation, contraction and closings, as well as fashion trends, rapid changes in consumer preferences, the effects of weather, general economic conditions and other factors affecting demand and possibly impairing our brand image. In addition, sales to our wholesale customers are generally subject to rights of cancellation and rescheduling by the customer. These factors make it difficult to forecast consumer demand. If we overestimate demand for our products, we may be forced to liquidate excess inventories at discounted prices resulting in lower gross margins. Conversely, if we underestimate consumer demand, we could have inventory shortages which can result in lower sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our business and results of operations.

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

We routinely possess sensitive customer and associate information and, while we believe we have taken reasonable and appropriate steps to protect that information, if our security procedures and controls were compromised, it could harm our business, reputation, results of operations and financial condition and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

We depend on key personnel, the loss of whom would harm our business.

The loss of the services and expertise of any key employee could harm our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. In addition, we must successfully integrate any newly hired management personnel within our organization in order to achieve our operating objectives. Changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. We have experienced management turnover in recent years. Turnover of senior management can adversely impact our stock price, our results of operations and our client relationships and may make recruiting for future management positions more difficult. In some cases, we may be required to pay significant amounts of severance to terminated management employees.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world and any repatriation of non-US earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion and we could face significant adverse impact if our assumptions are incorrect and/or face significant cost to defend our practices from international and U.S. tax authorities. We are regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. For example, we are currently subject to a tax audit in Mexico on the value of imported raw material and have been notified of a $22.0 million penalty. See Part I Item 3 “Legal Proceedings” for additional details regarding the Mexican tax audit. In addition, in Brazil we have been assessed $1.1 million in additional sales taxes, excluding penalties and interest, relating to our usage of tax credits for the period May 2009 through April 2010. Although we believe our tax estimates are reasonable and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits. The adverse resolution of any audits or litigation could have an adverse effect on our financial position and results of operations.

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

Our principal executive and administrative offices are located at 7477 East Dry Creek Parkway, Niwot, Colorado. We lease, rather than own, all of our facilities. We enter into short-term and long-term leases for kiosks, office, retail, manufacturing and warehouse space domestically and internationally. The terms of these leases include fixed monthly rents and/or contingent rents based on percentage of revenues, for our retail stores, and have expirations between 2013 and 2023. The general location, use and approximate size of our principal properties are given below.

Location	Operating Segment(s) that Use this Property	Use	Approximate Square Feet
Ontario, California	Americas	Warehouse	399,000
Leon, Mexico	Americas, Asia, Other businesses	Manufacturing/offices	219,000
Leon, Mexico	Americas, Asia, Other businesses	Warehouse	173,000
Rotterdam, the Netherlands	Europe	Warehouse	174,000
Niwot, Colorado	Americas	Corporate headquarters and regional offices	160,000
Narita, Japan	Asia	Warehouse	156,000
Tampere, Finland(1)	Europe	Warehouse/offices	61,000
Padova, Italy	Americas, Asia, Europe, Other businesses	EXO’s regional offices/manufacturing/warehouse	45,000
Hoopddorf, the Netherlands	Europe	Regional offices	31,000
Shenzen, China	Americas, Asia, Europe, Other businesses	Manufacturing/offices	28,000
Moscow, Russia	Europe	Warehouse/offices	27,000
Gordon’s Bay, South Africa	Asia	Warehouse/offices	24,000
Singapore	Asia	Regional offices	23,000
Shanghai, China	Asia	Regional offices	17,000
Tokyo, Japan	Asia	Regional offices	13,000

(1)	The warehouse facilities in this location are fully or partially subleased.

In addition to the properties listed above, we maintain small branch sales offices in the United States, Canada, South America, Taiwan, Hong Kong, Australia, Korea, China, the United Emirates, India and Europe. We also lease retail space for 287 retail stores, 129 outlet stores and 121 kiosks and store in stores, globally as of December 31, 2012.

Of our 537 global stores, 199 stores operated in our Americas segment, including 170 located in the U.S. and 12 located in Canada; 241 stores operated in our Asia segment, including 63 located in Korea, 43 located in Taiwan, 40 located in Japan, 39 located in China and 17 located in Hong Kong; and 97 stores operated in our Europe segment, including 29 located in Russia, 18 located in Germany, and 16 located in Great Britain. The remaining stores were located throughout Asia, Europe, Australia, the Middle East, South America and South Africa.

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

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and subsequently appealed the judgment. On October 30, 2012, the Court of Appeal handed down its judgment confirming the trial judge’s findings. We submitted a request to the Supreme Court seeking permission to appeal and anticipate that a decision by the Supreme Court on permission to appeal will be rendered in the first quarter of 2013. Given that this phase of the proceedings only pertains to liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under English law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the liability proceedings. Spectrum has not quantified its claim for compensation and damages and the amount will be assessed later in the proceedings. Proceedings on quantum may be stayed until a decision on permission to appeal has been handed down or in the event that permission is granted, until a final decision on the merits.

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. CBP issued a draft audit report to which we subsequently filed comments and objections. We believe that a final report (and notice of a formal claim) will not be issued until sometime in mid-2013. CBP has provided us with preliminary projections and a draft audit report that reflect unpaid duties totaling approximately $14.3 million during the period under review. We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the preliminary projection. CBP is currently reviewing this response. It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute. Likewise, it is not possible to predict whether CBP may seek to assert a claim for penalties in addition to any loss of revenue claim.

We are currently subject to an audit by Mexico’s Federal Tax Authority (“SAT”) for the period from January 2006 to July 2011. There are two phases to the audit, the first for capital equipment and finished goods and the second for raw materials. The first phase is complete and no major discrepancies were noted by the SAT. On January 9, 2013, Crocs received a notice for the second phase in which the SAT proposed a tax assessment (taxes and penalties) of roughly 280 million pesos (approximately $22.0 million) based on the value of all of Crocs’ imported raw materials during the audit period. We believe that the proposed penalty amount is unfounded and without merit. We have retained local counsel to handle the matter and who will argue that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT. We expect it to take between two and three years for resolution of this matter in the Mexican courts. It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

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

Fiscal Year 2012 Three Months Ended	High	Low
March 31, 2012	$22.40	$15.06
June 30, 2012	22.59	15.24
September 30, 2012	18.60	13.80
December 31, 2012	$16.79	$12.00

Fiscal Year 2011 Three Months Ended	High	Low
March 31, 2011	$19.61	$15.28
June 30, 2011	26.04	17.88
September 30, 2011	32.47	23.12
December 31, 2011	$27.68	$14.20

Performance Graph

The following performance graph illustrates a five-year comparison of cumulative total return of our common stock, the NASDAQ Composite Index and the Dow Jones U.S. Footwear Index from December 31, 2007 through December 31, 2012. The graph assumes an investment of $100 on December 31, 2007 and assumes the reinvestment of all dividends and other distributions and reflects our stock prices post-stock split.

Comparison of Cumulative Total Return on Investment

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Crocs, Inc.	$100.00	$3.37	$15.62	$46.51	$40.12	$39.09
Nasdaq Composite Index	100.00	59.46	85.55	100.02	98.22	113.85
Dow Jones US Footwear Index	$100.00	$71.61	$91.56	$119.87	$134.10	$140.52

The Dow Jones U.S. Footwear Index includes companies in the major line of business in which we compete. This index does not encompass all of our competitors or all of our product categories and lines of business. The Dow Jones U.S. Footwear Index consists of Crocs, Inc., NIKE, Inc., Deckers Outdoor Corp. and Wolverine World Wide, Inc. As Crocs, Inc. is part of the Dow Jones U.S. Footwear Index, the price and returns of our stock have an effect on this index.

The stock performance shown on the performance graph above is not necessarily indicative of future performance. We do not make nor endorse any predictions as to future stock performance.

Holders

The approximate number of stockholders of record of our common stock was 168 as of January 31, 2013. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans Programs(1)
October 1, 2012—October 31, 2012	—	$—	—	5,476,000
November 1, 2012—November 30, 2012	625,900	12.24	625,900	4,850,100
December 1, 2012—December 31, 2012	1,257,640	13.78	1,257,640	3,592,460

Total	1,883,540	$13.27	1,883,540	3,592,460

(1)	On November 1, 2007 and April 14, 2008, our Board of Directors approved an authorization to repurchase up to 1.0 million shares and 5.0 million shares, respectively, of our common stock. As of December 31, 2012, approximately 3.6 million shares remained available for repurchase under our share repurchase authorization. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The repurchase authorization maybe be modified, suspended or discontinued at any time.

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

	For the Year Ended December 31,
($ thousands, except share data)	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data
Revenues	$1,123,301	$1,000,903	$789,695	$645,767	$721,589
Cost of sales	515,324	464,493	364,631	337,720	486,722
Restructuring charges	—	—	1,300	7,086	901

Gross profit	607,977	536,410	423,764	300,961	233,966
Selling, general and administrative expenses	460,393	404,803	342,961	319,102	343,362
Restructuring charges	—	—	2,539	7,623	7,664
Asset impairments	1,410	528	141	26,085	45,784

Income (loss) from operations	146,174	131,079	78,123	(51,849)	(162,844)
Foreign currency transaction (gains) losses, net	2,500	(4,886)	(2,325)	(665)	25,438
Other income, net	(2,711)	(1,578)	(1,001)	(4,058)	(565)
Interest expense	837	853	657	1,495	1,793

Income (loss) before income taxes	145,548	136,690	80,792	(48,621)	(189,510)
Income tax (benefit) expense	14,205	23,902	13,066	(6,543)	(4,434)

Net income (loss) attributable to common stockholders	$131,343	$112,788	$67,726	$(42,078)	$(185,076)

Income (loss) per common share:
Basic	$1.46	$1.27	$0.78	$(0.49)	$(2.24)
Diluted	$1.44	$1.24	$0.76	$(0.49)	$(2.24)
Weighted average common shares:
Basic	89,571,105	88,317,898	85,482,055	85,112,461	82,767,540
Diluted	90,588,416	89,981,382	87,595,618	85,112,461	82,767,540

	December 31,
($ thousands)	2012	2011	2010	2009	2008
Consolidated Balance Sheets Data
Cash and cash equivalents	$294,348	$257,587	$145,583	$77,343	$51,665
Total assets	829,638	695,453	549,481	409,738	455,999
Long term obligations	54,300	48,370	35,613	35,462	35,303
Total stockholders’ equity	$617,400	$491,780	$376,106	$287,620	$287,163

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a designer, manufacturer, distributor, worldwide marketer and brand manager of innovative casual lifestyle footwear, apparel and accessories for men, women and children. We strive to be the global leader in molded footwear design and development. We design, manufacture and sell a broad product offering that provides new and exciting molded footwear products that feature comfort, fun, color and functionality. Our products include footwear and accessories that utilize our proprietary closed cell-resin, called Croslite. Our Croslite material is unique in that it enables us to produce an innovative, lightweight, non-marking, and odor-resistant shoe.

Since the initial introduction and popularity of our Beach and Crocs Classic designs, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach through the acquisition of brand platforms such as Jibbitz and Ocean Minded. We intend to continue to expand the breadth of our footwear product lines, bringing a unique and original perspective to the consumer in styles that may be unexpected from Crocs. We believe this will help us to continue to build a stable year-round business as we move towards becoming a four-season brand.

We currently sell our Crocs-branded products globally through domestic and international retailers and distributors. We also sell our products directly to consumers through our company-operated retail stores, outlets, kiosks and webstores,. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty and independent retail channels.

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

2012 Financial Highlights

Our business continues to experience positive results primarily from higher sales volumes and higher average shoe prices. Results for 2012 reflect increases in both consolidated revenues and earnings driven by balanced international growth, operational efficiency, and customer focus.

The following are the more significant developments in our businesses during the year ended December 31, 2012:

•

Revenues increased $122.4 million, or 12.2%, from 2011 to $1,123.3 million in 2012. Revenue growth was driven by increased sales volume and focused improvements on average footwear selling prices with new product styles as we continue to transform Crocs brand awareness into an all-season footwear brand.

•

Gross profit increased $71.6 million, or 13.3%, from 2011 to $608.0 million in 2012. Gross margin percentage increased slightly compared to last year driven by higher average selling prices and higher footwear unit sales, which are results of the continued growth and expansion of our retail and internet channels as the growth in combined sales from these channels began to outpace our wholesale channel. These drivers were offset by higher costs primarily from the expansion of our product offerings in 2012 utilizing traditional materials, such as textile fabric and leather, and increased offerings of discounted products and promotional items through our wholesale and direct-to-consumer channels.

•

Selling, general, and administrative expenses increased $55.6 million, or 13.7%, from 2011 to $460.4 million in 2012, which consists of $229.8 million in indirect expenses and $230.6 million in direct expenses. Selling, general, and administrative expenses continue to increase as we continue to increase our retail store locations and continue to make strategic purchases to improve the operational efficiency of the Company.

•

Net income increased $18.6 million, or 16.5%, from 2011 to $131.3 million in 2012 driving our basic and diluted earnings per share from $1.27 to $1.46 and $1.24 to $1.44, respectively, due to higher operating results and to a lesser extent a lower effective tax rate.

•

In October 2012, we began the implementation of a customized and fully integrated operations, accounting, and finance enterprise resource planning (“ERP”) system which is expected to launch in the first half of 2014. The introduction of the new ERP to our current environment will allow for seamless, high-quality, and compliant data across the Company. As of December 31, 2012, total costs related to the ERP implementation were $9.9 million, of which $9.0 million was capitalized and $0.9 million was expensed. We have financed $6.6 million of our total costs related to the ERP under a Master Installment Payment Agreement with PNC Bank National Association (“PNC”). Our total anticipated expenses to complete the ERP implementation are $25.0 million.

•

In December 2012, we renegotiated our Credit Agreement to increase our credit line to $100 million, extending the agreement until December 2017, reducing our interest rate by 50 basis points for both domestic and LIBOR rate loans, as well as allowing for up to $50 million per quarter, or $150 million per year, to be used towards share repurchases.

•	In the fourth quarter of 2012, approximately 1.9 million shares were repurchased at an average price of $13.27 for a total of value of $25.0 million, excluding related commission charges.

2013 Outlook

In 2013, we expect another year of increased revenue and earnings as indicated by increased year-over-year global preseason orders from our wholesale customers for spring and summer and an estimated expansion of retail locations across the globe by 70 to 95 net stores. We expect to have increased revenues driven by continued higher volumes as a result of improving selling conditions, higher average selling prices, and positive market acceptance on new products contributing to the continued expansion of our reputation as a four season brand. We anticipate margins to continually increase in 2013 as we expand our retail and internet channels. These channels give us the ability to focus on visual merchandising of new products.

During 2013, we plan to make significant investments in the operational and technological efficiency of the Company as well as consumer marketing. These investments include a new ERP system, as discussed above, which we currently expect to reduce our 2013 earnings per share by $0.08—$0.10 per diluted share and represents a transformational change intended to improve our operational efficiency as we adapt as a global company, retail store metrics including increased size of stores and visual merchandising with a focus on high traffic, outlet locations, and the launching of new web designs in certain regions complimented by suggestive selling tactics and mobile point of sale systems to better assist customers. We intend to focus on organic growth including the launch of new innovative products, attracting new consumers, retail excellence and wholesale channel expansion with key partners.

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

	Year Ended December 31,		Change
($ thousands, except per share data and average footwear selling price)	2012	2011	$	%
Revenues	$1,123,301	$1,000,903	$122,398	12.2%
Cost of sales	515,324	464,493	50,831	10.9

Gross profit	607,977	536,410	71,567	13.3
Selling, general and administrative expenses	460,393	404,803	55,590	13.7
Asset impairments	1,410	528	882	167.0

Income from operations	146,174	131,079	15,095	11.5
Foreign currency transaction (gains) losses, net	2,500	(4,886)	7,386	(151.2)
Other income, net	(2,711)	(1,578)	(1,133)	71.8
Interest expense	837	853	(16)	(1.9)

Income before income taxes	145,548	136,690	8,858	6.5
Income tax expense	14,205	23,902	(9,697)	(40.6)

Net income	$131,343	$112,788	$18,555	16.5%

Net income per common share:
Basic	$1.46	$1.27	$0.19	15.0%

Diluted	$1.44	$1.24	$0.20	16.1%

Gross margin	54.1%	53.6%	50 bps	0.9%
Operating margin	13.0%	13.1%	(10) bps	(0.8)%
Footwear unit sales	49,947	47,736	2,211	4.6%
Average footwear selling price	$21.55	$20.04	$1.51	7.5%

Revenues. The following table sets forth revenues by channel for the years ended December 31, 2012 and 2011. During the year ended December 31, 2012, revenues increased $122.4 million, or 12.2%, compared to the same period in 2011, primarily due to an increase of 2.2 million, or 4.6%, in global footwear unit sales and an increase of $1.51, or 7.5%, in footwear average selling price. For the year ended December 31, 2012, revenues from our wholesale channel increased $47.5 million, or 7.9%, which was primarily driven by increased wholesale sales in Americas and Asia. Revenues from our retail channel increased $68.2 million, or 22.2%, primarily driven by strong demand in all three reportable segments as well as continued growth of our retail presence by opening 107 retail stores net during 2012. We also continue to close certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line. Revenues from our internet channel increased $6.7 million, or 7.0%, compared to 2011 primarily driven by increased brand awareness in the Americas and Asia operating segments and focus on improving our regional webstore presence.

The following table summarizes our total revenue by channel for the years ended December 31, 2012 and 2011.

	Year Ended December 31,		Change		Constant Currency Change(1)
($ thousands)	2012	2011	$	%	$	%
Channel revenues:
Wholesale:
Americas	$235,988	$214,062	$21,926	10.2%	$25,920	12.1%
Asia	298,350	259,104	39,246	15.1	38,984	15.0
Europe	110,947	124,995	(14,048)	(11.2)	(5,168)	(4.1)
Other businesses	574	191	383	200.5	406	212.4

Total Wholesale	645,859	598,352	47,507	7.9	60,142	10.1
Consumer-direct:
Retail:
Americas	196,711	174,840	21,871	12.5	22,691	13.0
Asia	143,062	111,650	31,412	28.1	32,543	29.1
Europe	35,052	20,167	14,885	73.8	16,093	79.8

Total Retail	374,825	306,657	68,168	22.2	71,327	23.3
Internet:
Americas	63,153	59,175	3,978	6.7	4,069	6.9
Asia	15,999	11,012	4,987	45.3	5,049	45.8
Europe	23,465	25,707	(2,242)	(8.7)	(163)	(0.6)

Total Internet	102,617	95,894	6,723	7.0	8,955	9.3

Total revenues:	$1,123,301	$1,000,903	$122,398	12.2%	$140,424	14.0%

(1)	Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below illustrates the overall growth in the number of our company-operated retail locations as of December 31, 2012 and 2011.

	December 31, 2012	Opened	Closed	December 31, 2011
Type:
Kiosk/Store in Store	121	39	(76)	158
Retail Stores	287	120	(13)	180
Outlet Stores	129	42	(5)	92

Total	537	201	(94)	430
Geography:
Americas	199	44	(42)	197
Asia	241	94	(51)	198
Europe	97	63	(1)	35

Total	537	201	(94)	430

Gross profit. During the year ended December 31, 2012, gross profit increased $71.6 million, or 13.3%, compared to the same period in 2011, which was primarily attributable to the 4.6% increase in sales volume and a 7.5% increase in footwear average selling price. Higher prices and sales volume are the result of the continued growth and expansion of our retail and internet channels as the growth in combined sales from these channels began to outpace our wholesale channel. These drivers were offset by higher costs primarily from the expansion of our product offerings in 2012 which utilize traditional materials, such as textile fabric and leather, and increased offerings of discounted products and promotional items through our wholesale and direct-to-consumer channels.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the year ended December 31, 2012 decreased our gross profit by $7.8 million compared to the same period in 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $55.6 million, or 13.7%, during the year ended December 31, 2012 compared to the same period in 2011 primarily due to:

(i)	an increase of $23.7 million in rent and building related costs, both of which resulted from continued growth in the number of company operated retail stores;

(ii)	an increase of $14.4 million in salaries and related costs, including variable compensation, resulting from higher global headcount including those needed for new retail store openings and increased stock compensation;

(iii)	an increase of $9.7 million in other expenses primarily from increases in depreciation and amortization expenses related to additional retail store locations, and capitalized software as well as bad debt and sales tax expense increases;

(iv)	an increase of $9.8 million in professional service expenses resulting from increased use of outside accounting and finance services, consulting for our new ERP implementation which began in October 2012, certain legal contingency accruals, increased outside IT costs related to the implementation of new networking devices in our corporate headquarters, and increased costs associated with contracted customer service, sales support, and performance improvement; and

(v)	the remaining difference is primarily a result of $2.1 million of net decreases in selling, general, and administrative expenses including travel, as we continue to be conscious of operating expenses throughout the company.

As a percentage of revenues, selling, general and administrative expenses increased 1.5%, or 60 basis points, to 41.0% in 2012 from 40.4% in 2011.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the year ended December 31, 2012, decreased selling, general and administrative expenses by approximately $4.8 million as compared to the same period in 2011.

Asset Impairments. Asset impairments increased $0.9 million, or 167%, during the year ended December 31, 2012 primarily due to the impairment of $1.4 million of long-lived assets related to retail stores in the United States and Canada. During 2012, we recorded impairments related to four retail locations as our projected discounted future cash flows of these locations is currently not sufficient to cover our fixed asset investments for these stores.

Foreign Currency Transaction (Gains)/Losses. The line item entitled “Foreign currency transaction (gains)/losses, net” is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. In 2012, we recognized a loss of $2.5 million related to foreign currency transactions, compared to a $4.9 million gain in 2011, primarily due to a $4.3 million loss in the first quarter of 2012 as a result of large currency fluctuations and an increase in international business. We implemented a foreign currency hedging strategy in the second quarter of 2012. As a result of this strategy, we have been able to reduce the impacts of foreign currency fluctuations on our financial statements.

Income tax (benefit) expense. During the year ended December 31, 2012, income tax expense decreased $9.7 million resulting in a 7.7% decrease in effective tax rate compared to the same period in 2011, which was primarily due to a reversal of certain tax provisions and the release of certain valuation allowances associated with deferred tax assets. Our effective tax rate of 9.8% for the year ended December 31, 2012 differs from the federal U.S. statutory rate primarily because of the above releases as well as differences between income tax rates between U.S. and foreign jurisdictions.

Comparison of the Years Ended December 31, 2011 and 2010

	Year Ended December 31,		Change
($ thousands, except per share data and average footwear selling price)	2011	2010	$	%
Revenues	$1,000,903	$789,695	$211,208	26.7%
Cost of sales	464,493	364,631	99,862	27.4
Restructuring charges	—	1,300	(1,300)	(100.0)

Gross profit	536,410	423,764	112,646	26.6
Selling, general and administrative expenses	404,803	342,961	61,842	18.0
Restructuring charges	—	2,539	(2,539)	(100.0)
Asset impairments	528	141	387	274.5

Income from operations	131,079	78,123	52,956	67.8
Foreign currency transaction gains, net	(4,886)	(2,325)	(2,561)	110.2
Other income, net	(1,578)	(1,001)	(577)	57.6
Interest expense	853	657	196	29.8

Income before income taxes	136,690	80,792	55,898	69.2
Income tax expense	23,902	13,066	10,836	82.9

Net income	$112,788	$67,726	$45,062	66.5%

Net income per common share:
Basic	$1.27	$0.78	$0.49	62.8%

Diluted	$1.24	$0.76	$0.48	63.2%

Gross margin	53.6%	53.7%	(10) bps	(0.2)%
Operating margin	13.1%	9.9%	320 bps	32.3%
Footwear unit sales	47,736	42,618	5,118	12.0%
Average footwear selling price	$20.04	$17.69	$2.35	13.3%

Revenues. During the year ended December 31, 2011, revenues from our wholesale channel increased $118.3 million, or 24.6%, which was primarily driven by strong demand in all three operating segments, particularly Asia. Revenues from our retail channel increased $72.0 million, or 30.7%, as we continued to grow our retail presence by opening new retail stores. We also closed certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line. Revenues from our internet channel increased $20.9 million, or 27.9%, primarily driven by increased internet sales in the Americas and Europe operating segments.

The following table summarizes our total revenue by channel for the years ended December 31, 2011 and 2010.

	Year Ended December, 31		Change		Constant Currency Change(1)
($ thousands)	2011	2010	$	%	$	%
Channel revenues:
Wholesale:
Americas	$214,062	$182,149	$31,913	17.5%	$29,914	16.4%
Asia	259,104	200,013	59,091	29.5	40,317	20.2
Europe	124,995	95,806	29,189	30.5	23,629	24.7
Other businesses	191	2,119	(1,928)	(91.0)	(1,927)	(90.9)

Total Wholesale	598,352	480,087	118,265	24.6	91,934	19.1
Consumer-direct:
Retail:
Americas	174,840	141,892	32,948	23.2	32,369	22.8
Asia	111,650	77,319	34,331	44.4	27,561	35.6
Europe	20,167	15,426	4,741	30.7	3,799	24.6

Total Retail	306,657	234,637	72,020	30.7	63,729	27.2
Internet:
Americas	59,175	50,832	8,343	16.4	8,246	16.2
Asia	11,012	7,685	3,327	43.3	2,382	31.0
Europe	25,707	16,454	9,253	56.2	7,890	48.0

Total Internet	95,894	74,971	20,923	27.9	18,518	24.7

Total revenues:	$1,000,903	$789,695	$211,208	26.7%	$174,181	22.1%

(1)	Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below illustrates the overall growth in the number of our company-operated retail locations as of December 31, 2011 and 2010.

	December 31, 2011	Opened	Closed	December 31, 2010
Type:
Kiosk/Store in Store	158	30	(25)	153
Retail Stores	180	57	(13)	136
Outlet Stores	92	14	—	78

Total	430	101	(38)	367
Geography:
Americas	197	27	(22)	192
Asia	198	63	(16)	151
Europe	35	11	—	24

Total	430	101	(38)	367

Gross Profit. During the year ended December 31, 2011, gross profit increased $112.6 million, or 26.6%, compared to the same period in 2010, which was primarily attributable to the 12.0% increase in sales volume and 13.3% in footwear average selling price as margin remained relatively flat year over year.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency, the U.S. dollar, during the year ended December 31, 2011 increased our gross profit by $22.2 million compared to the same period in 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $61.8 million, or 18.0%, during the year ended December 31, 2011 compared to the same period in 2010 primarily due to (i) an increase of $29.3 million in salaries and related costs resulting from higher global headcount, (ii) an increase of $20.0 million in rent and building related costs, both of which resulted from continued growth in the number of company-operated retail stores and (iii) an increase of $6.5 million in contract labor which was primarily attributable to higher internet channel outsourced services, increased costs associated with contracted customer service and sales support, and other costs associated with IT support and process improvement. As a percentage of revenues, selling, general and administrative expenses decreased 6.9%, or 300 basis points, to 40.4% in 2011 from 43.4% in 2010.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the year ended December 31, 2011 increased selling, general and administrative expenses by approximately $14.8 million as compared to the same period in 2010.

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

Foreign Currency Transaction (Gains)/Losses. Foreign currency transaction gains increased $2.6 million, or 110.2%, during the year ended December 31, 2011 compared to the same period in 2010, primarily due to a correction related to an error in the classification of certain intercompany receivables and payables balances that should have been deemed permanently invested in certain prior periods.

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

During the first quarter of 2012, we changed the internal reports used by our CODM to align the definition of our segment operating income with “Income from operations.” Previously, segment operating income excluded asset impairment charges and restructuring costs not included in cost of sales. Segment operating income also reflects the reclassification of “Foreign currency transaction (gains) losses, net” from “Income from operations” on the consolidated statements of income. See Note 1—Organization & Summary of Significant Accounting Policies for further discussion. Segment information for all periods presented has been reclassified to reflect these changes.

Comparison of the Years Ended December 31, 2012 and 2011

The following tables set forth information related to our reportable operating business segments for the years ended December 31, 2012 and 2011.

	Year Ended December 31,		Change		Constant Currency Change(4)
($ thousands)	2012	2011	$	%	$	%
Revenues:
Americas	$495,852	$448,077	$47,775	10.7%	$52,680	11.8%
Asia	457,411	381,766	75,645	19.8	76,576	20.1
Europe	169,464	170,869	(1,405)	(0.8)	10,762	6.3

Total segment revenues	1,122,727	1,000,712	122,015	12.2	140,018	14.0
Other businesses	574	191	383	200.5	406	212.4

Total consolidated revenues	$1,123,301	$1,000,903	$122,398	12.2%	$140,424	14.0%

Operating income:
Americas	$85,538	$70,532	$15,006	21.3%	$14,962	21.2%
Asia	140,828	123,918	16,910	13.6	16,701	13.5
Europe	21,678	37,106	(15,428)	(41.6)	(12,137)	(32.7)

Total segment operating income	248,044	231,556	16,488	7.1	19,526	8.4
Other businesses(1)	(10,805)	(14,128)	3,323	(23.5)	3,235	(22.9)
Intersegment eliminations	60	66	(6)	(9.1)	(16)	(23.6)
Unallocated corporate and other(2)	(91,125)	(86,415)	(4,710)	5.5	(4,785)	5.5

Total consolidated operating income(3)	$146,174	$131,079	$15,095	11.5%	$17,960	13.7%

(1)

During the year ended December 31, 2012, operating losses of Other businesses decreased $3.3 million primarily due to a $2.5 million increase in gross margin and a $0.8 million decrease in selling, general and administrative expenses.

(2)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the year ended December 31, 2012, Unallocated corporate and other expenses increased $4.7 million compared to the same period in 2011, primarily due to a $3.3 million increase in cost of sales and a $2.0 million increase in selling, general, and administrative costs due to higher corporate headcount partially offset by a decrease of $0.5 million in asset impairments and a decrease of $0.1 million in charitable contributions.

(3)

Please refer to our Results of Operations to reconcile total consolidated operating income to net income as segment information does not have an effect on values below total consolidated operating income.

(4)	Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

Americas Operating Segment. During the year ended December 31, 2012, revenues from the Americas segment increased $47.8 million, or 10.7%, compared to the same period in 2011 primarily due to a 4.3% increase in footwear units sold and a 5.8% increase in average footwear selling price partially offset by a $4.9 million unfavorable impact from foreign currency fluctuations. Revenue growth for the region was realized primarily in the wholesale channel which increased $21.9 million, or 10.2%, and in the retail channel which increased $21.9 million, or 12.5%. We continue to focus on disciplined expansion of our retail channel by opening 22 full price stores net and 15 outlet stores net in 2012, offset by the closing of 35 underperforming kiosk locations net. Segment operating income increased by $15.0 million, or 21.3%, driven mainly by the revenue increase and a slight increase in segment gross margin of approximately 2.2%, or 110 basis points, which was largely offset by a $12.5 million, or 8.3%, increase in selling, general and administrative expenses resulting from the continued expansion of the retail channel. Foreign currency fluctuations had a net negative impact of $1.8 million on gross margin and an immaterial impact on operating income for the Americas region.

Asia Operating Segment. During the year ended December 31, 2012, revenues from the Asia segment increased $75.6 million, or 19.8%, compared to the same period in 2011 primarily due to a 14.5% increase in footwear units sold and a 5.1% increase in average footwear selling price partially offset by a $0.9 million unfavorable impact from foreign currency fluctuations. Revenue growth for the region was realized in all three channels as we retain strong support from our wholesale channel customers, continue to focus on disciplined expansion of our retail channel and continue to implement new, consumer-friendly webstores in various countries in our internet channel. Wholesale channel revenue increased $39.2 million, or 15.1%, retail channel revenue increased $31.4 million, or 28.1%, and internet channel revenue increased $5.0 million, or 45.3%. In 2012, we opened 43 total stores net in the Asia region including 41 full price stores net and 8 outlet stores net partially offset by the closing of 6 underperforming kiosk locations net. Segment operating income increased $16.9 million, or 13.6%, primarily due to the increase in revenues and a $0.2 million favorable net impact from foreign currency fluctuations which were partially offset by a $27.7 million, or 24.3%, increase in selling, general and administrative expenses resulting from the continued expansion of the retail channel and a slight decrease in segment gross margin of approximately 1.0%, or 60 basis points. Foreign currency fluctuations had a net negative impact of $0.5 million on the Asia gross margin.

Europe Operating Segment. During the year ended December 31, 2012, revenues from the Europe segment decreased $1.4 million, or 0.8%, compared to the same period in 2011 primarily due to an 11.3% decrease in footwear units sold and a $12.2 million unfavorable impact from foreign currency fluctuations partially offset by a 13.4% increase in average footwear selling price. A decrease of $14.0 million, or 11.2%, in wholesale channel revenue and a decrease of $2.2 million, or 8.7%, in internet channel revenue drove the decline in total segment revenues which was primarily due to the decrease in footwear units sold and unfavorable impact of foreign currency fluctuations as a result of challenging macroeconomic conditions in Europe. The wholesale and internet channel revenue decreases were partially offset by a revenue increase of $14.9 million, or 73.8%, in the retail channel as we opened 62 stores net in 2012 including 44 full price stores net, 14 outlet stores net and 4 kiosk locations net. Segment operating income decreased by $15.4 million, or 41.6%, driven mainly by decreased revenues, an increase of $14.3 million, or 28.4%, in selling, general, and administrative expenses resulting from the continued expansion of the retail channel, a $3.3 million unfavorable net impact from foreign currency fluctuations, and a slight decrease in segment gross margin of approximately 0.4%, or 20 basis points. Foreign currency fluctuations had a net negative impact of $6.1 million on the Europe gross margin.

Comparison of the Years Ended December 31, 2011 and 2010

The following tables set forth information related to our reportable operating business segments for the years ended December 31, 2011 and 2010.

	Year Ended December 31,		Change		Constant Currency Change(4)
($ thousands)	2011	2010	$	%	$	%
Revenues:
Americas	$448,077	$374,873	$73,204	19.5%	$70,529	18.8%
Asia	381,766	285,017	96,749	33.9	70,260	24.7
Europe	170,869	127,686	43,183	33.8	35,319	27.7

Total segment revenues	1,000,712	787,576	213,136	27.1	176,108	22.4
Other businesses	191	2,119	(1,928)	(91.0)	(1,927)	(90.9)

Total consolidated revenues	$1,000,903	$789,695	$211,208	26.7	$174,181	22.1%

Operating income:
Americas	$70,532	$64,099	$6,433	10.0	$6,138	9.6%
Asia	123,918	89,248	34,670	38.8	24,707	27.7
Europe	37,106	22,258	14,848	66.7	12,739	57.2

Total segment operating income	231,556	175,605	55,951	31.9	43,584	24.8
Other businesses(1)	(14,128)	(23,321)	9,193	(39.4)	9,598	(41.2)
Intersegment eliminations	66	1,360	(1,294)	(95.1)	(1,294)	(95.2)
Unallocated corporate and other(2)	(86,415)	(75,522)	(10,893)	14.4	(10,721)	14.2

Total consolidated operating income(3)	$131,079	$78,122	$52,957	67.8%	$41,167	52.7%

(1)

During the year ended December 31, 2011, operating losses of Other businesses decreased $9.2 million primarily due to a $7.6 million increase in gross profit related to higher revenues and a $1.5 million decrease in selling, general, and administrative expenses primarily related to lower salaries and wages associated with lower supply chain headcount.

(2)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the year ended December 31, 2011, Unallocated corporate and other expense increased $10.9 million compared to the same period in 2010, primarily due to a $4.7 million increase in salaries and wages due to higher corporate headcount, a $2.9 million increase in outside services primarily costs associated with IT support and process improvement, a $1.8 million increase in depreciation and amortization of unallocated corporate long-lived assets and a $1.2 million increase in marketing and travel costs.

(3)

Please refer to our Results of Operations to reconcile total consolidated operating income to net income as segment information does not have an effect on values below total consolidated operating income.

(4)	Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

Americas Operating Segment. During the year ended December 31, 2011, revenues from the Americas segment increased $73.2 million, or 19.5%, compared to the same period in 2010 primarily due to a 9.3% increase in footwear units sold, a 7.8% increase in average footwear selling price and a $2.7 million favorable impact from foreign currency fluctuations. Significant sales growth for the segment included an increase of $31.9 million, or 17.5%, in wholesale channel revenue and an increase of $32.9 million, or 23.2%, in retail channel revenue. Segment operating income increased by $6.4 million, or 10.0%, driven mainly by the revenue increase and a $0.3 million favorable net impact from foreign currency fluctuations which was largely offset by a $16.9 million, or 12.6%, increase in selling, general and administrative expenses resulting from the continued expansion of the retail channel and a decrease in segment gross margin of approximately 6.8%, or 360 basis points.

Asia Operating Segment. During the year ended December 31, 2011, revenues from the Asia segment increased $96.8 million, or 33.9%, compared to the same period in 2010 primarily due to a 13.0% increase in average footwear selling price, a 10.6% increase in footwear units sold and a $26.5 million favorable impact from foreign currency fluctuations. Significant sales growth for the segment included an increase of $59.1 million, or 29.5% in wholesale channel revenue, an increase of $34.3 million, or 44.4%, in retail channel revenue, and an increase of $3.3 million, or 43.3%, in internet channel revenue. Segment operating income increased $34.7 million, or 38.8%, primarily due to the increase in revenues and a $10.0 million favorable net impact from foreign currency fluctuations which were partially offset by a $24.3 million, or 27.0% increase in selling, general and administrative expenses resulting from the continued expansion of the retail channel as segment gross margin remained relatively flat.

Europe Operating Segment. During the year ended December 31, 2011, revenues from the Europe segment increased $43.2 million, or 33.8%, compared to the same period in 2010 primarily due to a 23.2% increase in footwear units sold, a 4.8% increase in average footwear selling price and a $7.9 million favorable impact from foreign currency fluctuations. Significant sales growth for the segment included an increase of $29.2 million, or 30.5%, in wholesale channel revenue, an increase of $4.7 million, or 30.7%, in retail channel revenue and an increase of $9.3 million, or 56.2%, in internet channel revenue. Segment operating income increased $14.8 million, or 66.7%, primarily due to higher revenues, an increase in segment gross margin of approximately 3.7% or 180 basis points and a $2.1 million favorable net impact from foreign currency fluctuations which were partially offset by a $9.8 million, or 24.1%, increase in selling, general and administrative expenses resulting from the continued expansion of the retail channel.

Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), we present current period results below in ‘adjusted net income’, which is a non-GAAP financial measure. Adjusted net income excludes the impact of new enterprise resource planning system (“ERP”) implementation expenses, non-recurring tax benefits, accelerated depreciation and amortization of our current ERP system and certain legal and other contingency accruals.

We also present certain information related to our current period results of operations in this Item 7 through “constant currency”, which is a non-GAAP financial measure and should be viewed as a supplement to our results of operations and presentation of reportable segments under U.S. GAAP. Constant currency represents current period results that have been restated using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Management uses adjusted net income and constant currency figures to assist in comparing business trends from period to period on a consistent basis without regard to the impact of non-recurring items and foreign exchange rate fluctuations and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that these non-GAAP measures are used by, and are useful to, investors and other users of our financial statements in evaluating operating performance by providing better comparability between reporting periods because they provide an additional tool to evaluate our performance without regard to foreign currency fluctuations and non-recurring items that may not be indicative of overall business trends and provide a better baseline for analyzing trends in our operations. We do not suggest that investors should consider these non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.

The following table is a reconciliation of our net income, the most directly comparable U.S. GAAP measure, to non-GAAP net income:

	Year Ended December, 31
Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income:	2012	2011	2010
GAAP net income	$131,343	$112,788	$67,726
New ERP implementation(1)	870	—	—
Contingency accruals(2)	5,904	—	—
Depreciation and Amortization(3)	903	—	—

Non-GAAP adjusted net income before income taxes	$139,020	$112,788	$67,726
Income tax benefit(4)	(11,368)	(3,634)	(3,080)

Non-GAAP adjusted net income	$127,652	$109,154	$64,646

Non-GAAP adjusted net income per diluted share	$1.40	$1.20	$0.73

(1)	This proforma adjustment in the GAAP to Non-GAAP reconciliations above represents expenses related to the implementation of a new ERP system.
(2)

This proforma adjustment in the GAAP to Non-GAAP reconciliations above represents contingency accruals of which $2.2 million was recorded in selling, general and administrative expenses and $3.7 million was recorded in cost of sales.

(3)

This proforma adjustment in this GAAP to Non-GAAP reconciliation represents the add-back of accelerated depreciation and amortization on tangible and intangible items related to our current ERP system and supporting platforms that will no longer be utilized once the implementation of a new ERP is complete.

(4)

The proforma adjustments in this GAAP to Non-GAAP reconciliation represent the add-back of certain one-time income tax benefits. The year-ended December 31, 2012 includes a one-time tax benefit of $11.4 million related to the reversal of reserves related to specific uncertain tax positions and the release of certain valuation allowances associated with deferred tax assets. The year-ended December 31, 2011 includes a one-time tax benefit of $3.6 million related to a change in the international tax structure. The year-ended December 31, 2010 includes a one-time tax benefit of $3.0 million related to a change in an international tax treaty.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2012 increased 14.2% to $294.3 million compared to $257.6 million at December 31, 2011. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we also have a revolving credit facility with a syndicate of lenders, including PNC Bank, N.A. (“PNC”) (further discussed below), which currently provides us with up to $100.0 million in borrowing capacity and matures in December 2017. Additional future financing may be necessary and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. Subject to certain restrictions on repurchases under our revolving credit facility, we have authorization to repurchase up to 5.5 million shares of our common stock under previous board authorizations. During the fourth quarter of 2012, the Company repurchased approximately 1.9 million shares for an aggregate price of approximately $25.0 million, excluding related commission charges. The number, price and timing of repurchases, if any, will be at our sole discretion and future repurchases will be evaluated depending on market conditions, liquidity needs and other factors.

Revolving Credit Facility

On December 10, 2012, Crocs, Inc. (the “Company”) and its subsidiaries, Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC and Bite, Inc. (collectively with the Company, the “Borrowers”) entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”) with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders, pursuant to which certain terms of the Amended and Restated Credit Agreement (the “Credit Agreement”), dated December 16, 2011, were amended. The First Amendment, among other things, (i) extends the maturity date from December 16, 2016 to December 16, 2017, (ii) increases the total commitments under the revolving credit facility from $70 million to $100 million, with the ability to increase commitments to up to $125 million subject to certain conditions, (iii) decreases the revolving interest rate by 50 basis points for both domestic and LIBOR rate loans, (iv) increases the ability of the Company to make stock repurchases from up to $25 million per year to up to $150 million per year, subject to certain conditions, (v) increases the limit for permitted acquisitions from up to $40 million per year to up to $100 million per year, subject to certain conditions, (vi) adds a covenant to maintain unrestricted cash of at least $100 million at all times, subject to limitations, and (vii) amends certain restrictive covenants to be more favorable to the Borrowers.

The Credit Agreement is available for working capital, capital expenditures, permitted acquisitions, reimbursement of drawings under letters of credit, and permitted dividends, distributions, purchases, redemptions and retirements of equity interests. Borrowings under the Credit Agreement are secured by all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and intellectual property. Borrowings under the Credit Agreement bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to LIBOR rate loans and contains certain customary restrictive and financial covenants. We were in compliance with these restrictive financial covenants as of December 31, 2012. As of December 31, 2012 and 2011, we had no outstanding borrowings and $0.4 million of outstanding borrowings, respectively, under the Credit Agreement. At December 31, 2012 and 2011, we had issued and outstanding letters of credit of $6.4 million and $6.0 million, respectively, which were reserved against the borrowing base. During the years ended December 31, 2012 and 2011, we capitalized $0.5 million and $0.4 million, respectively, in fees and third party costs which were incurred in connection with the Credit Agreement, as deferred financing costs.

Long-term Debt Agreement

On December 10, 2012, we entered into a Master Installment Payment Agreement (“Master IPA”) with PNC Bank National Association (“PNC”) in which PNC will finance our purchase of software and services, which may include but are not limited to third party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. This agreement was entered into to finance the recent implementation of a new ERP system which began in October 2012 and is estimated to continue through early 2014. The terms of the agreement consist of variable interest rates and payment terms based on amounts borrowed and timing of activity throughout the implementation of the ERP. As of December 31, 2012, we had $6.6 million of long-term debt outstanding under the agreement payable over the next four years bearing interest at a rate of 2.63% per annum. Interest rates and payment terms are subject to changes as further financing occurs under the Master IPA.

Acquisitions

On July 16, 2012, our subsidiaries Crocs Europe B.V., Crocs Stores B.V. and Crocs Belgium N.V. (collectively referred to as “Crocs Europe”), acquired certain net assets and activities from Crocs Benelux B.V. (“Benelux”)

pursuant to a sale and purchase agreement dated July 9, 2012. Prior to the acquisition, Benelux was a distributor of the Company. The Company acquired Benelux’ retail business and wholesale business, including inventory, fixed assets, customer relationships, 10 retail stores and their associated leases. Total consideration paid was cash of € 3.6 million (approximately $4.6 million). This acquisition will allow us to take direct control in expanding our business in the Europe region.

Working Capital

As of December 31, 2012, accounts receivable increased $7.5 million to $92.3 million when compared to December 31, 2011, primarily due to higher sales in the fourth quarter of 2012 compared to the fourth quarter of 2011. Inventories increased $35.2 million, or 27.1%, to $164.8 million as of December 31, 2012 when compared to December 31, 2011, primarily due to wholesale order growth and higher cost new product introductions, particularly in the Americas and Asia segments, in addition to the global increase in company-operated retail stores.

Capital Assets

During the year ended December 31, 2012, net capital expenditures, inclusive of intangible assets, acquired with cash increased to $59.5 million compared to $41.6 million during the same period in 2011 primarily due to the capitalization of our ERP implementation costs and leasehold improvements related to our retail store expansion.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $278.5 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position with the exception of the expected repatriation of up to approximately $13.6 million in cash that was previously accrued for as a repatriation of 2010 foreign subsidiary earnings and approximately $25.0 million of 2012 foreign subsidiary earnings. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of December 31, 2012, we held $272.0 million of our total $294.3 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $272.0 million, $38.2 million could potentially be restricted, as described above. If the remaining $233.8 million were to be immediately repatriated to the U.S., we would be required to pay approximately $50.8 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.6 million as of December 31, 2012), through a letter of credit that was issued to Finproject S.r.l.

The following table summarizes aggregate information about our significant contractual cash obligations as of December 31, 2012.

	Payments due by period
($ thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations	$410,904	$80,020	$117,535	$80,959	$132,390
Inventory purchase obligations with third party manufacturers(1)	152,779	152,779	—	—	—
Estimated liability for uncertain tax positions	31,900	216	11,766	10,333	9,585
Other contracts(2)	42,257	13,356	14,992	12,418	1,491
Debt obligations(3)(4)	6,910	2,159	3,455	1,296	—
Minimum licensing royalties	3,247	709	1,316	815	407
Capital lease obligations(4)	57	27	21	9	—

Total	$648,054	$249,266	$149,085	$105,830	$143,873

(1)	Includes $5.9 million in purchase commitments with certain third party manufacturers for yet-to-be-received finished product where title passes to us upon receipt.
(2)	The Other contracts line item consists of various agreements with third-party providers primarily for IT renovation and maintenance in our Niwot, CO facility and global accounting services.
(3)

In December 2012, we entered into an agreement with PNC Bank to finance the purchase of software and services related to a new ERP system installation, which began in October 2012 and is estimated to continue through early 2014.

(4)	Amounts include anticipated interest payments.

Off-Balance Sheet Arrangements

We had no material off balance sheet arrangements as of December 31, 2012.

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

Sales Returns, Allowances and Discounts.  We record reductions to revenue for estimated customer returns, allowances and discounts. Our estimated sales returns and allowances are based on customer return history and actual outstanding returns yet to be received. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales. We may accept returns from our wholesale and distributor customers on an exception basis at the sole discretion of management for the purpose of stock re-balancing to ensure that our products are merchandised in the proper assortments. Additionally, at the sole discretion of management, we may provide markdown allowances to key wholesale and distributor customers to facilitate the “in-channel” markdown of products where we have experienced less than anticipated sell-through. We also record reductions to revenue for estimated customer credits as a result of price mark-downs in certain markets. Fluctuations in our estimates for sales returns, allowances and discounts may be caused by many factors, including, but not limited to, fluctuations in our sales revenue and changes in demand for our products. Our judgment in determining these estimates is impacted by various factors including customer acceptance of our new styles, customer inventory levels, shipping delays or errors, known or suspected product defects, the seasonal nature of our products and macroeconomic factors affecting our customers. Because we cannot predict or control certain of these factors, the actual amounts of customer returns and allowances may differ from our estimates.

Inventory Valuation.  Inventories are valued at the lower of cost or market. Inventory cost is determined using the moving average cost method. At least annually, we evaluate our inventory for possible impairment using standard categories to classify inventory based on the degree to which we believe that the products may need to be discounted below cost to sell within a reasonable period. We base inventory fair value on several subjective and unobservable assumptions including estimated future demand and market conditions and other observable factors such as current sell-through of our products, recent changes in demand for our product, shifting demand between the products we offer, global and regional economic conditions, historical experience selling through liquidation and “off-price” channels and the amount of inventory on hand. If the estimated inventory fair value is less than its carrying value, the carrying value is adjusted to market value and the resulting impairment charge is recorded in cost of sales on the consolidated statements of operations. The ultimate results achieved in selling excess and discontinued products in future periods may differ significantly from management’s fair value estimates. See Note 2—Inventories in the accompanying notes to the consolidated financial statements for additional information regarding inventory.

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

An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets involved in our retail business, our asset group is at the retail store level. Our estimates of future cash flows over the remaining useful life of the asset group are based on management’s operating budgets and forecasts. These budgets and forecasts take into consideration inputs from our regional management related to growth rates, pricing, new markets and other factors expected to affect the business, as well as management’s forecasts for inventory, receivables, capital spending, and other cash needs. These considerations and expectations are inherently uncertain, and estimates included in our operating forecasts beyond a three to six month future period are extremely subjective. Accordingly, actual cash flows may differ significantly from our estimated future cash flows.

Impairment charges are driven by, among other things, changes in our strategic operational and financial decisions, global and regional economic conditions, demand for our product and other corporate initiatives which may eliminate or significantly decrease the realization of future benefits from our long-lived assets and result in impairment charges in future periods. Significant impairment charges recognized during a reporting period could have an adverse effect on our reported financial results.

Impairment of Goodwill & Intangible Assets.  Intangible assets with indefinite lives (i.e. goodwill) are evaluated for impairment when events or changes in circumstances indicate that the carrying value may not be fully recoverable and, at least, annually. Intangible assets that are determined to have definite lives, such as customer relationships, core technology, capitalized software, patents and non-compete agreements are amortized over their useful lives and are evaluated for impairment only when events or circumstances indicate a carrying value may not be fully recoverable. Recoverability is based on the estimated future undiscounted cash flows of an asset. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between its carrying value and its fair value. Determination of the fair value of indefinite lived intangible assets involves a number of management assumptions including the expected future operating performance of our reporting units which may change in future periods due to technological changes, economic conditions, changes to our business operations, or the inability to meet business plans, among other things. The valuation is sensitive to the actual results of any of these uncertain factors which could be negatively affected and may result in additional impairment charges should the actual results differ from management’s estimates. See Note 4—Goodwill & Intangible Assets, in the accompanying notes to the consolidated financial statements for additional information regarding our intangible assets.

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

These assumptions reflect our best estimates, however; they involve inherent uncertainties based on market conditions generally outside of our control. If factors change and we use a different methodology for deriving the Black Scholes assumptions, our share- based compensation expense may differ materially in the future from that recorded in the current period. Additionally, we make certain estimates about the number of awards which will be made under performance based incentive plans. As a result, if other assumptions or estimates had been used, share-based compensation expense could have been materially impacted. Furthermore, if we use different assumptions in future periods, share-based compensation expense could be materially impacted in future periods. See Note 9—Equity in the accompanying notes to the consolidated financial statements for additional information regarding our share-based compensation.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. Undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. We have operated under a specific plan for reinvestment of undistributed earnings of our foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions. Should we change our plans, we would be required to record a significant amount of deferred tax liabilities. We recognize interest and penalties related to unrecognized tax benefits within the “Income tax expense” line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. See Note 11—Income Taxes in the accompanying notes to the consolidated financial statements for additional information regarding our income taxes.

Recent Accounting Pronouncements.  See Note 1—Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements for recently adopted and issued accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility. Borrowings under the revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the year ended December 31, 2012, the maximum amount borrowed under the Credit Facility was $31.0 million and the average amount of borrowings outstanding was $6.1 million. As of December 31, 2012, there were no borrowings outstanding under the revolving credit facility. If the prevailing market interest rates relative to these borrowings increased by 10%, our interest expense during the year ended December 31, 2012 would have increased by $0.1 million.

Fluctuations in the prevailing market interest rates, earned on our cash and cash equivalents and restricted cash balances during the year ended December 31, 2012, would have impacted the consolidated statements of operations by $0.2 million.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products and increase losses from currency exchange rates. A decrease of 1% in value of the U.S. dollar relative to foreign currencies would have decreased income before taxes during the year ended December 31, 2012 by approximately $2.4 million. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the years ended December 31, 2012 and 2011.

We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. We have entered into foreign currency exchange forward contracts and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates.

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at December 31, 2012 and 2011. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	December 31,
($ thousands)	2012	2011
Foreign currency exchange forward contracts by currency:
Japanese Yen	$112,500	$27,500
Euro	5,159	10,055
Australian Dollar	4,178	—
Mexican Peso	11,400	6,500
Pound Sterling	8,742	6,345
New Zealand Dollar	1,137	—

Total notional value, net	$143,116	$50,400

Latest maturity date	December 2015	December 2012

ITEM 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the “Index to Consolidated Financial Statements” on page 46.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Crocs, Inc.

Niwot, Colorado

We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the Company) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 25, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 25, 2013

ITEM 9B.	Other Information

On December 10, 2012, we entered into the Master Installment Payment Agreement (“Master IPA”) with PNC Bank to finance our purchase of software and services, which may include but are not limited to third party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. The Master IPA was entered into to finance the implementation of a new ERP system, which began in October 2012 and is expected to continue through early 2014. The Master IPA has a borrowing capacity of $25.0 million and provides for variable interest rates and variable payment terms based on amounts borrowed and timing of activity throughout the implementation of the ERP system. As of December 31, 2012, we had borrowings of $6.6 million outstanding under the Master IPA, payable over the next four years bearing interest at a rate of 2.63% per annum.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012.

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

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012, with the exception of those items listed below.

Securities Authorized for Issuance under Equity Compensation Plans

As shown in the table below, we reserved 2.6 million shares of common stock for future issuance on exercise of outstanding options under equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders(1)	2,621,686	$13.03	5,711,637
Equity compensation plans not approved by stockholders	—	—	—

Total	2,621,686	$13.03	5,711,637

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

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 46.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

(3)	Exhibit list

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 12, 2007).

3.2	Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006 (File No. 333-127526)).

10.1*	Form of Indemnification Agreement between Crocs, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.2*	Crocs, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.3*	Amendment No. 1 to the 2005 Plan (incorporated herein by reference to Exhibit 10.2.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006 (File No. 333-127526)).

10.4*	Form of Notice of Grant of Stock Option under the 2005 Plan (incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.5*	Form of Notice of Grant of Stock Option for Non-Exempt Employees under the 2005 Plan (incorporated herein by reference to Exhibit 10.4 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.6*	Form of Stock Purchase Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.5 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.7*	Form of Stock Option Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.6 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.8*	Form of Restricted Stock Award Grant Notice under the 2005 Plan (incorporated herein by reference to Exhibit 10.7 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.9*	Form of Restricted Stock Award Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.8 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.10*	Form of Non Statutory Stock Option Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.9 to Crocs, Inc.’s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.11*	Crocs, Inc. 2011 Board of Directors Compensation Plan.

Exhibit Number	Description

10.12*	Crocs, Inc. Amended and Restated 2007 Senior Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Crocs, Inc.’s Annual Report on Form 10-K, filed on March 17, 2009).

10.14*	2008 Cash Incentive Plan (As Amended and Restated Effective June 4, 2012) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 7, 2012).

10.15*	Crocs, Inc. 2007 Equity Incentive Plan (As Amended and Restated) (the “2007 Plan”) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 1, 2011).

10.16*	Form of Incentive Stock Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.17*	Form of Non-Statutory Stock Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.18*	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under the 2007 Plan (incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.19*	Form of Restricted Stock Unit Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 1, 2011).

10.20*	Employment Agreement, dated February 9, 2009, between Crocs, Inc. and John McCarvel (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on February 13, 2009).

10.21*	Employment Agreement, dated May 18, 2009, between Crocs, Inc. and Daniel P. Hart (incorporated herein by reference to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 5, 2010).

10.22	Amended and Restated Credit Agreement, dated December 16, 2011, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders (the “Amended and Restated Credit Agreement”) (incorporated herein by reference to Crocs, Inc.’s Current Report on Form 8-K, filed on December 19, 2011).

10.23	First Amendment to the Amended and Restated Credit Agreement, dated December 10, 2012, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Crocs, Inc.’s Current Report on Form 8-K, filed on December 11, 2012).

10.24†	Master Installment Payment Agreement, dated December 10, 2012, among Crocs, Inc. the lender named therein and PNC Bank National Association, as a lender and administrative agent.

21†	Subsidiaries of the registrant.

23.1†	Consent of Deloitte & Touche LLP.

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit Number	Description

101.INS†	XBRL Instance Document**

101.SCH†	XBRL Taxonomy Extension Schema Document**

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 25, 2013.

CROCS, INC. a Delaware Corporation

By:	/s/ JOHN P. MCCARVEL
Name: John P. McCarvel
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. MCCARVEL John P. McCarvel	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2013

/S/ JEFFREY J. LASHER Jeffrey J. Lasher	Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2013

/S/ W. STEPHEN CANNON W. Stephen Cannon	Director	February 25, 2013

/S/ RAYMOND D. CROGHAN Raymond D. Croghan	Director	February 25, 2013

/S/ RONALD L. FRASCH Ronald L. Frasch	Director	February 25, 2013

/S/ PETER A. JACOBI Peter A. Jacobi	Director	February 25, 2013

/S/ THOMAS J. SMACH Thomas J. Smach	Chairman of the Board	February 25, 2013

/S/ DOREEN A. WRIGHT Doreen A. Wright	Director	February 25, 2013

/S/ JEFFREY H. MARGOLIS Jeffrey H. Margolis	Director	February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Crocs, Inc.

Niwot, Colorado

We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crocs, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 25, 2013

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ thousands, except per share data)	2012	2011	2010
Revenues	$1,123,301	$1,000,903	$789,695
Cost of sales	515,324	464,493	364,631
Restructuring charges	—	—	1,300

Gross profit	607,977	536,410	423,764
Selling, general and administrative expenses	460,393	404,803	342,961
Restructuring charges	—	—	2,539
Asset impairments	1,410	528	141
Income from operations	146,174	131,079	78,123
Foreign currency transaction (gains) losses, net	2,500	(4,886)	(2,325)
Other income, net	(2,711)	(1,578)	(1,001)
Interest expense	837	853	657

Income before income taxes	145,548	136,690	80,792
Income tax expense	14,205	23,902	13,066

Net income	$131,343	$112,788	$67,726

Net income per common share (Note 12):
Basic	$1.46	$1.27	$0.78

Diluted	$1.44	$1.24	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 31,
($ thousands)	2012	2011	2010
Net income	$131,343	$112,788	$67,726
Other comprehensive income (loss):
Foreign currency translation	5,525	(16,031)	9,048
Reclassification of cumulative foreign exchange translation adjustments to net income	(658)	—	(2,364)

Total comprehensive income	$136,210	$96,757	$74,410

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
($ thousands, except number of shares)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$294,348	$257,587
Accounts receivable, net of allowances of $13,315 and $15,508, respectively	92,278	84,760
Inventories	164,804	129,627
Deferred tax assets, net	6,284	7,047
Income tax receivable	5,613	5,828
Other receivables	24,821	20,295
Prepaid expenses and other current assets	24,967	20,199

Total current assets	613,115	525,343
Property and equipment, net	82,241	67,684
Intangible assets, net	59,931	48,641
Deferred tax assets, net	34,112	30,375
Other assets	40,239	23,410

Total assets	$829,638	$695,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,976	$66,517
Accrued expenses and other current liabilities	81,371	76,506
Deferred tax liabilities, net	2,405	2,889
Income taxes payable	8,147	8,273
Current portion of long-term borrowings and capital lease obligations	2,039	1,118

Total current liabilities	157,938	155,303
Long term income tax payable	36,343	41,665
Long-term borrowings and capital lease obligations	4,596	—
Other liabilities	13,361	6,705

Total liabilities	212,238	203,673

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 91,047,297 and 88,662,845 shares issued and outstanding, respectively, at December 31, 2012 and 90,306,432 and 89,807,146 shares issued and outstanding, respectively, at December 31, 2011	91	90
Treasury stock, at cost, 2,384,452 and 499,286 shares, respectively	(44,214)	(19,759)
Additional paid-in capital	307,823	293,959
Retained earnings	334,012	202,669
Accumulated other comprehensive income	19,688	14,821

Total stockholders’ equity	617,400	491,780

Total liabilities and stockholders’ equity	$829,638	$695,453

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stock Holders’ Equity
($ thousands)	Shares	Amount	Shares	Amount
BALANCE—January 1, 2010	85,659	$85	565	$(25,260)	$266,472	$22,155	$24,168	$287,620
Amortization of stock compensation	—	—	—	—	7,594	—	—	7,594
Forfeitures	(454)	—	—	—	(288)	—	—	(288)
Exercises of stock options and issuance of restricted stock awards	2,908	3	(77)	3,673	3,515	—	—	7,191
Repurchase of common stock for tax withholding	(47)	—	47	(421)	—	—	—	(421)
Net income	—	—	—	—	—	67,726	—	67,726
Foreign currency translation	—	—	—	—	—	—	9,048	9,048
Reclassification of cumulative foreign exchange translation adjustments to net income	—	—	—	—	—	—	(2,364)	(2,364)

BALANCE—December 31, 2010	88,066	$88	535	$(22,008)	$277,293	$89,881	$30,852	$376,106
Amortization of stock compensation	—	—	—	—	8,928	—	—	8,928
Forfeitures	(149)	—	—	—	(435)	—	—	(435)
Exercises of stock options and issuance of restricted stock awards	1,912	2	(58)	2,739	8,173	—	—	10,914
Repurchase of common stock for tax withholding	(22)	—	22	(490)	—	—	—	(490)
Net income	—	—	—	—	—	112,788	—	112,788
Foreign currency translation	—	—	—	—	—	—	(16,031)	(16,031)

BALANCE—December 31, 2011	89,807	$90	499	$(19,759)	$293,959	$202,669	$14,821	$491,780
Amortization of stock compensation	—	—	—	—	11,764	—	—	11,764
Forfeitures	(43)	—	—	—	(493)	—	—	(493)
Exercises of stock options and issuance of restricted stock awards	783	1	(29)	1,112	2,593	—	—	3,706
Repurchase of common stock for tax withholding	—	—	30	(493)	—	—	—	(493)
Purchase of treasury stock	(1,884)	—	1,884	(25,074)	—	—	—	(25,074)
Net income	—	—	—	—	—	131,343	—	131,343
Foreign currency translation	—	—	—	—	—	—	5,525	5,525
Reclassification of cumulative foreign exchange translation adjustments to net income	—	—	—	—	—	—	(658)	(658)

BALANCE—December 31, 2012	88,663	$91	2,384	$(44,214)	$307,823	$334,012	$19,688	$617,400

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$131,343	$112,788	$67,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,694	37,263	37,059
Unrealized (gain) loss on foreign exchange, net	13,928	(11,892)	1,334
Deferred income taxes	(2,981)	(819)	(4,999)
Charitable contributions	1,743	2,034	840
Non-cash restructuring charges	—	—	196
Provision for (recovery of) doubtful accounts, net	2,166	(383)	2,204
Share-based compensation	11,321	8,550	7,109
Other non-cash items	1,392	339	1,083
Changes in operating assets and liabilities:
Accounts receivable	(9,475)	(23,278)	(13,165)
Inventories	(35,493)	(13,328)	(27,908)
Prepaid expenses and other assets	(25,490)	(17,598)	2,230
Accounts payable	99	30,314	12,689
Accrued expenses and other liabilities	8,016	19,922	20,344
Accrued restructuring	—	(439)	(2,696)
Income taxes	(4,907)	(1,097)	228

Cash provided by operating activities	128,356	142,376	104,274
Cash flows from investing activities:
Purchases of marketable securities	—	—	(5,654)
Sales of marketable securities	—	—	7,369
Cash paid for purchases of property and equipment	(39,762)	(27,718)	(31,257)
Proceeds from disposal of property and equipment	2,216	319	1,274
Cash paid for intangible assets	(21,074)	(13,922)	(13,848)
Business acquisitions, net of cash	(5,169)	—	—
Restricted cash	(2,154)	(343)	38

Cash (used in) investing activities	(65,943)	(41,664)	(42,078)
Cash flows from financing activities:
Proceeds from bank borrowings	96,086	316,595	83,100
Repayment of bank borrowings and capital lease obligations	(90,625)	(317,704)	(84,625)
Deferred debt issuance costs	(225)	(398)	—
Issuances of common stock	3,706	10,914	7,191
Purchase of treasury stock	(25,074)	—	—
Repurchase of common stock for tax withholding	(493)	(490)	(421)

Cash provided by (used in) financing activities	(16,625)	8,917	5,245
Effect of exchange rate changes on cash	(9,027)	2,375	799

Net increase in cash and cash equivalents	36,761	112,004	68,240
Cash and cash equivalents—beginning of year	257,587	145,583	77,343

Cash and cash equivalents—end of year	$294,348	$257,587	$145,583

Supplemental disclosure of cash flow information—cash paid during the year for:
Interest	$619	$843	$639
Income taxes	$29,385	$26,632	$11,048
Supplemental disclosure of non-cash, investing, and financing activities:
Assets acquired under capitalized leases	$34	$—	$2,606
Accrued purchases of property and equipment	$2,368	$4,022	$1,826
Accrued purchases of intangibles	$768	$223	$3,786

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In 2007, we established a relationship with Shanghai Shengyiguan Trade, Ltd Co (“ST”) for the purpose of serving as a distributor of our products in the People’s Republic of China. We had previously determined that ST was a VIE for which we were the primary beneficiary and consequently it was consolidated as if a wholly-owned subsidiary. On March 15, 2012, the Company exercised an Equity Option Agreement that we had in place with ST and became the sole owner of ST.

In April 2011, we and an unrelated third party formed Crocs Gulf, LLC (“Crocs Gulf”) for the purpose of selling our products in the United Arab Emirates. We have determined that Crocs Gulf is also a VIE for which we are the primary beneficiary due our variable interest in Crocs Gulf’s equity and because we currently control all of the VIE’s business activities and will absorb all of its expected residual returns and expected losses. All voting and dividend rights have been assigned to us. As of December 31, 2012 and 2011, the consolidated financial statements included $2.5 million and $1.4 million in total assets of Crocs Gulf, respectively, which primarily consisted of cash and cash equivalents, inventory and property and equipment. The total assets as of December 31, 2012 were partially offset by $0.2 million in total liabilities, which primarily consisted of accounts payable and accrued expenses, excluding liabilities related to the support provided by us. The total assets as of December 31, 2011 were partially offset by an immaterial amount of total liabilities primarily consisting of accrued expenses, excluding intercompany payables.

Noncontrolling Interests—As of December 31, 2012, all of our subsidiaries were, in substance, wholly owned.

Concentrations of Risk—We are exposed to concentrations of risks in the following categories.

Cash and cash equivalents—Our cash and cash equivalents are maintained in several different financial institutions in amounts that typically exceed U.S. federally insured limits or in financial institutions in international jurisdictions where insurance is not provided and restrictions may exist.

As we are a global business, we have cash and cash equivalent balances which are located in various countries and are denominated in various currencies. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash and cash equivalent resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of December 31, 2012, we held $272.0 million of our total $294.3 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $272.0 million held in international locations, $38.2 million could potentially be restricted, as described above.

Accounts receivable—We have not experienced any significant losses in such accounts and believe we are not exposed to significant credit risk. We consider any concentration of credit risk related to accounts receivable to be mitigated by our credit policy, the insignificance of outstanding balances owed by each individual customer at any point in time and the geographic dispersion of our customers.

Manufacturing sources—We rely on a limited source of internal and external manufacturers. Establishing a replacement source could require significant additional time and expense.

Suppliers of certain raw materials—We source the elastomer resins that constitute the primary raw materials used in compounding Croslite, which we use to produce our footwear products, from multiple suppliers. If the suppliers we rely on for elastomer resins were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production cycle, if at all. We may also have to pay materially higher prices in the future for the elastomer resins or any substitute materials we use, which would increase our production costs and could have a materially adverse impact on our margins and results of operations.

Reclassifications—Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to current period presentation as follows. We reclassified ‘Foreign currency transaction (gains) losses, net’ line item from ‘Income from operations’ to ‘Income before income taxes’ in the Consolidated Statements of Operations. We also reclassified (gains) losses on our derivative contracts from ‘Other (income) expense’ to the ‘Foreign currency transactions (gains) losses, net’ line item. As a result of these reclassifications, ‘Income from operations’ decreased $5.4 million and $2.9 million, respectively, for the years ended December 31, 2011 and 2010.

Summary of Significant Accounting Policies

Management Estimates—The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales returns, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, the assessment of lower of cost or market on inventory, useful lives assigned to long-lived assets, depreciation and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to tax and customs matters and threatened or pending legal proceedings (see Note 15—Legal Proceedings). Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is deemed probable.

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

Cash equivalents primarily include time deposits and certificates of deposit with original maturities of three months or less. Time deposits and certificates of deposit included in cash equivalents are valued at amortized cost, which approximates fair value. These investments have been classified as a Level 1 measurement.

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

Inventories and long-lived assets such as property and equipment and intangible assets are also not required to be carried at fair value on a recurring basis. For a discussion of inventory estimated fair value see “Inventory Valuation” below. However, when determining impairment losses, the fair values of property and equipment and intangibles must be determined. For such determination, we generally use either an income approach with inputs that are mainly unobservable, such as expected future cash flows, or a market approach using observable inputs such as replacement cost or third party appraisals, as appropriate. Estimated future cash flows are based on management’s operating budgets and forecasts which take into consideration both observable and unobservable inputs including growth rates, pricing, new markets and other factors expected to affect the business, as well as management’s forecasts for inventory, receivables, capital spending, and other cash needs. See Note 6—Fair Value Measurements for further discussion related to fair value measurements.

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

Inventory Valuation—Inventories are valued at the lower of cost or market. Inventory cost is determined using the moving average cost method. At least annually, we evaluate our inventory for possible impairment using standard categories to classify inventory based on the degree to which we believe that the products may need to be discounted below cost to sell within a reasonable period. We base inventory fair value on several subjective assumptions including estimated future demand and market conditions, as well as other observable factors such as current sell-through of our products, recent changes in demand for our products, global and regional economic conditions, historical experience selling through liquidation and price discounted channels and the amount of inventory on hand. If the estimated inventory fair value is less than its carrying value, the carrying value is adjusted to market value and the resulting impairment charge is recorded in cost of sales on the consolidated statements of operations. See Note 2—Inventories for further discussion related to inventories.

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

An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets involved in our retail business our asset group is at the retail store level. See Note 3—Property and Equipment for a discussion of impairment losses recorded during the periods presented.

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

Capitalized Software—We capitalize certain internal and external software acquisition and development costs, including the costs of employees and contractors devoting time to the software development projects and external direct costs for materials and services. Initial costs associated with internally-developed-and-used software are expensed until it is determined that the project has reached the application development stage. Once in its development stage, subsequent additions, modifications or upgrades to an internal-use software project are capitalized to the extent that they add functionality. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software primarily consists of our enterprise resource system software, warehouse management software and point of sale software. At least annually, we consider the potential impairment of capitalized software by assessing the substantive service potential of the software, changes, if any, in the extent or manner in which the software is used or is expected to be used, and the actual cost of software development or modification compared to expected cost. See Note 4—Goodwill and Intangible Assets for further discussion.

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

Goodwill—Goodwill represents the excess purchase price paid over the fair value of assets acquired and liabilities assumed in acquisitions. Goodwill is considered an indefinite lived asset and therefore is not amortized. The Company assesses goodwill for impairment annually on the last day of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. See Note 4—Goodwill and Intangible Assets for discussion of goodwill balances. There was no impairment of goodwill for the year ended December 31, 2012. We did not have any goodwill for the year ended December 31, 2011.

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

Share-based Compensation—We have share-based compensation plans in which certain officers, employees and members of the Board of Directors are participants and may be granted stock options, restricted stock and stock performance awards. Awards granted under these plans are fair valued and amortized, net of estimated forfeitures, over the vesting period using the straight-line method. The fair value of stock options is calculated by using the Black Scholes option pricing model that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. If any of the assumptions used in the Black Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. See additional information related to share-based compensation in Note 9—Equity. Share-based compensation expense associated with our manufacturing and retail employees is included in cost of sales in the consolidated statements of operations. Share-based compensation expense associated with selling, marketing and administrative employees is included selling, general and administrative expenses on the consolidated statements of operations.

Defined contribution plans—We have a 401(k) plan known as the Crocs, Inc. 401(k) Plan (the “Plan”). The Plan is available to employees on our U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. The Plan does not provide employees with the option to invest in our common stock. Employees may contribute up to 75.0% of their salary, subject to certain limitations. We match employees’ contributions to the Plan up to a maximum of 4.0% of eligible compensation. We expensed $5.8 million, $4.6 million and $3.3 million in the years ended December 31, 2012, 2011 and 2010, respectively, for our employee match contributions to the Plan.

Advertising—Advertising costs are expensed as incurred and production costs are generally expensed when the advertising is run. Total advertising, marketing and promotional costs reflected in selling, general, and administrative expenses on the consolidated statement of operations were $39.8 million, $39.8 million and $44.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and Development—Research and development costs are expensed as incurred. Research and development expenses amounted to $12.0 million, $10.8 million and $7.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in selling, general, and administrative expenses in the consolidated statement of operations.

Foreign Currency Translation and Foreign Currency Transactions—Our reporting currency is the U.S. dollar. Assets and liabilities of foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity.

Gains and losses generated by transactions denominated in currencies other than the local functional currencies are reflected in the consolidated statement of operations in the period in which they occur and are primarily associated with payables and receivables arising from intercompany transactions.

Derivative Foreign Currency Contracts—We are directly and indirectly affected by fluctuations in foreign currency rates which may adversely impact our financial performance. To mitigate the potential impact of foreign currency exchange rate risk, we may employ derivative financial instruments including forward contracts and option contracts. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined rate. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency at a predetermined rate during a period or at a time in the future. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes. We recognize derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of derivatives not designated or effective as hedges are recorded in “foreign currency transaction (gains)/losses, net” in the consolidated statements of operations. We had no derivative instruments that qualified for hedge accounting during any of the periods presented. See Note 7—Fair Value Measurements and Financial Instruments for further discussion.

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

Application of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact to our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Due to the fact that ASU 2011-05 concerns presentation and disclosure only, our adoption of this standard in 2012 did not have a material impact on the consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” This pronouncement was issued to allow companies to assess qualitative factors to determine if it is more-likely-than-

not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This pronouncement was effective for reporting periods beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact to our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This pronouncement was issued due to Stakeholders raising concerns that the new presentation requirements about reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements and was issued with the intent for companies to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments until the Board is able to reconsider certain paragraphs. This pronouncement was effective for reporting periods beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact to our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This pronouncement was issued to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This pronouncement is effective for reporting periods beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact to our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to enhance disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. We do not anticipate the adoption of ASU 2011-11 to have a material impact to the consolidated financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. We do not anticipate the adoption of ASU 2013-01 to have a material impact to the consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. We do not anticipate the adoption of ASU 2013-02 to have a material impact to the consolidated financial position, results of operations or cash flows.

2. INVENTORIES

The following table summarizes inventories by major classification as of December 31, 2012 and 2011:

	December 31,
($ thousands)	2012	2011
Finished goods	$155,833	$124,203
Work-in-progress	911	291
Raw materials	8,060	5,133

Inventories	$164,804	$129,627

During the years ended December 31, 2012, 2011 and 2010, we donated certain inventory items to charitable organizations consisting primarily of end of life units. The contributions made were expensed at their fair value of $1.7 million, $2.0 million and $0.8 million, respectively. Also during the years ended December 31, 2012, 2011 and 2010, we recognized a gain of $0.6 million, $0.7 million and $0.2 million, respectively, and a net reduction of inventory of $1.1 million, $1.3 million and $0.6 million, respectively, as the fair value of the inventory contributed exceeded its carrying amount.

3. PROPERTY AND EQUIPMENT

The following table summarizes property and equipment by major classification as of December 31, 2012 and 2011:

	December 31,
($ thousands)	2012	2011
Machinery and equipment	$68,713	$68,005
Leasehold improvements	88,653	65,338
Furniture, fixtures and other	20,827	16,196
Construction-in-progress	8,766	7,902

Property and equipment, gross(1)	186,959	157,441
Less: Accumulated depreciation(2)	(104,718)	(89,757)

Property and equipment, net	$82,241	$67,684

(1)	Includes $0.1 million and $0.3 million of certain equipment held under capital leases and classified as equipment as of December 31, 2012 and 2011, respectively.

(2)

Includes $0.1 million and $0.3 million of accumulated depreciation related to certain equipment held under capital leases, as of December 31, 2012 and 2011, respectively, which are depreciated using the straight-line method over the lease term.

During the years ended December 31, 2012, 2011 and 2010, we recorded $23.1 million, $27.5 million and $29.5 million, respectively, in depreciation expense of which $4.6 million, $11.5 million and $14.7 million, respectively, was recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses on the consolidated statements of operations.

We periodically evaluate all of our long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. During the year ended December 31, 2012, we recorded $1.4 million in impairment charges related to certain underperforming domestic stores in the Americas segment that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over the remaining economic life of those assets. During the years ended December 31, 2011 and 2010, we recorded $0.5 million and $0.1 million, respectively, in impairment charges which primarily related to obsolete molds which were previously depreciated to costs of sales.

4. GOODWILL & INTANGIBLE ASSETS

The following table summarizes the goodwill and identifiable intangible assets as of December 31, 2012 and 2011:

	December 31, 2012					December 31, 2011
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$87,426	(1)	$(33,933	)(2)	$53,493	$66,530	(1)	$(22,156	)(2)	$44,374
Customer relationships	7,145		(6,222)		923	6,321		(5,641)		680
Patents, copyrights, and trademarks	6,161		(3,522)		2,639	6,109		(2,994)		3,115
Core technology	4,856		(4,856)		—	4,743		(4,743)		—
Other	670		(636)		34	997		(636)		361

Total finite lived intangible assets	106,258		(49,169)		57,089	84,700		(36,170)		48,530
Indefinite lived intangible assets	113		—		113	111		—		111
Goodwill(3)	2,729		—		2,729	—		—		—

Intangible assets	$109,100		$(49,169)		$59,931	$84,811		$(36,170)		$48,641

(1)	Includes $4.1 million of software held under a capital lease classified as capitalized software as of December 31, 2012 and 2011.
(2)

Includes $1.3 million and $0.7 million of accumulated amortization of software held under a capital lease as of December 31, 2012 and 2011, respectively, which is amortized using the straight-line method over the useful life.

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

During the years ended December 31, 2012, 2011 and 2010, amortization expense recorded for intangible assets with finite lives was $13.6 million, $9.8 million and $7.6 million, respectively, of which $4.3 million, $2.9 million and $2.3 million was recorded in cost of sales, respectively. The remaining amounts were recorded in selling, general and administrative expenses.

The following table summarizes estimated future annual amortization of intangible assets as of December 31, 2012:

Fiscal years ending December 31,	Amortization ($ thousands)
2013	$14,956
2014	13,139
2015	10,003
2016	8,531
2017	5,689
Thereafter	4,771

Total	$57,089

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of December 31, 2012 and 2011:

	December 31,
($ thousands)	2012	2011
Accrued compensation and benefits	$19,714	$28,680
Fulfillment, freight and duties	8,621	7,151
Professional services	13,588	8,429
Sales/use and VAT tax payable	12,444	9,642
Entrusted loan payable(2)	7,943	9,133
Accrued rent and occupancy	10,226	5,476
Other(1)	8,835	7,995

Total accrued expenses and other current liabilities	$81,371	$76,506

(1)	The amounts in Other consist of various accrued expenses and no individual item accounted for more than 5% of the total balance at December 31, 2012 or December 31, 2011.
(2)

A corresponding entrusted loan receivable of $7.9 million and $9.1 million are recorded in Prepaid expenses and other current assets as of December 31, 2012 and 2011, respectively, as amounts are related to our subsidiaries in China.

Asset Retirement Obligations

We record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability’s fair value can be reasonably estimated. Our asset retirement obligation (“ARO”) liabilities are primarily associated with the disposal of property and equipment which we are contractually obligated to remove at the end of certain retail and office leases in order to restore the facilities back original condition as specified in the related lease agreements. We estimate the fair value of these liabilities based on current store closing costs and discount the costs back as if they were to be performed at the inception of the lease. At the inception of such leases, we record the ARO as a liability and also record a related asset in an amount equal to the estimated fair value of the obligation. The capitalized asset is then depreciated on a straight-line basis over the useful life of the asset. Upon retirement of the ARO liability, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the consolidated statements of operations. Our ARO liability as of December 31, 2012 and 2011 was $2.4 million and $1.9 million, respectively.

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables summarize the financial instruments required to be measured at fair value on a recurring basis as of December 31, 2012 and 2011. See Note 1—Organization & Summary of Significant Accounting Policies for additional detail regarding our fair value measurement determinations.

	Fair Value as of December 31, 2012
($ thousands)	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)	Total	Balance Sheet Classification
Cash equivalents	$14,800	$—	$—	$14,800	Cash and cash equivalents
Derivative assets:
Foreign currency contracts	—	5,548	—	5,548	Prepaid expenses and other current assets and other assets
Derivative liabilities:
Foreign currency contracts	$—	$295	$—	$295	Accrued expense and other current liabilities

	Fair Value as of December 31, 2011
($ thousands)	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Balance Sheet Classification
Cash equivalents	$10,286	$—	$—	$10,286	Cash and cash equivalents
Derivative assets:
Foreign currency contracts	—	596	—	596	Prepaid expenses and other current assets
Derivative liabilities:
Foreign currency contracts	$—	$1,035	$—	$1,035	Accrued expense and other current liabilities and other liabilities

Non-Recurring Fair Value Measurements

The majority of our non-financial instruments, which include inventories, property and equipment and intangible assets, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment and the carrying value is not recoverable, the carrying value would be adjusted to the lower of its cost or fair value and an impairment charge would be recorded. See Note 3—Property and Equipment and Note 4—Goodwill & Intangible Assets for discussions on impairment charges recorded during the periods presented.

7. DERIVATIVE FINANCIAL INSTRUMENTS

We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. We have entered into foreign currency exchange forward contract and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. We do not designate these derivative instruments as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these instruments are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in Foreign currency transaction (gains) losses, net, in our consolidated statements of operations. For purposes of the cash flow statement, the Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within Cash provided by operating activities.

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at December 31, 2012 and 2011. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	December 31,
($ thousands)	2012	2011
Foreign currency exchange forward contracts by currency:
Japanese Yen	$112,500	$27,500
Euro	5,159	10,055
Australian Dollar	4,178	—
Mexican Peso	11,400	6,500
Pound Sterling	8,742	6,345
New Zealand Dollar	1,137	—

Total notional value, net	$143,116	$50,400

Latest maturity date	December 2015	December 2012

The following table presents the amounts affecting the consolidated statements of income from derivative instruments for the years ended December 31, 2012 and 2011:

	Year ended December 31,
($ thousands)	2012	2011	Location of (Gain) Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	$(7,200)	$540	Foreign currency transaction (gains) losses, net

8. BANK BORROWINGS AND CAPITAL LEASE OBLIGATIONS

Bank borrowings and capital lease obligations as of December 31, 2012 and 2011 consist of the following:

	December 31,
($ thousands)	2012	2011
Bank borrowings	$6,582	$—
Revolving credit facility	—	422
Capital lease obligations for capitalized software bearing interest rates ranging from 8.7% to 12.4% and maturities through 2011	—	640
Capital lease obligations for equipment bearing interest rates of 5.3% and maturities through 2017	53	81

Total bank borrowings and capital lease obligations	$6,635	$1,143

Long-term Debt Agreement

On December 10, 2012, Crocs, Inc. (“the Company”) entered into a Master Installment Payment Agreement (“Master IPA”) with PNC Bank National Association (“PNC”) in which PNC will finance the Company’s purchase of software and services, which may include but are not limited to third party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. This agreement was entered into to finance the recent implementation of a new enterprise resource planning (“ERP”) system which began in October 2012 and is estimated to continue through early 2014. The terms of the agreement consist of variable interest rates and payment terms based on amounts borrowed and timing of activity throughout the implementation of the ERP. As of December 31, 2012, we had $6.6 million of long-term debt outstanding, of which $2.0 million represent current installments, under the agreement payable over the next four years bearing interest at rate of 2.63%. Interest rates and payment terms are subject to changes as further financing occurs under the Master IPA.

Revolving Credit Facility

On December 10, 2012, Crocs, Inc. (the “Company”) and its subsidiaries, Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC and Bite, Inc. (collectively with the Company, the “Borrowers”) entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”) with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders, pursuant to which certain terms of the Amended and Restated Credit Agreement (the “Credit Agreement”), dated December 16, 2011, were amended. The First Amendment, among other things, (i) extends the maturity date from December 16, 2016 to December 16, 2017, (ii) increases the total commitments under the revolving credit facility from $70 million to $100 million, with the ability to increase commitments to up to $125 million subject to certain conditions, (iii) decreases the revolving interest rate by 50 basis points for both domestic and LIBOR rate loans, (iv) increases the ability of the Company to make stock repurchases from up to $25 million per year to up to $150 million per year, subject to certain conditions, (v) increases the limit for permitted acquisitions from up to $40 million per year to up to $100 million per year, subject to certain conditions, (vi) adds a covenant to maintain unrestricted cash of at least $100 million at all times, subject to limitations, and (vii) amends certain restrictive covenants to be more favorable to the Borrowers.

The Credit Agreement is available for working capital, capital expenditures, permitted acquisitions, reimbursement of drawings under letters of credit, and permitted dividends, distributions, purchases, redemptions and retirements of equity interests. Borrowings under the Credit Agreement are secured by all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and intellectual property. Borrowings under the Credit Agreement bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to LIBOR rate loans and contains certain customary restrictive and financial covenants. We were in compliance with these restrictive financial covenants as of December 31, 2012.

As of December 31, 2012 and 2011, we had no outstanding borrowings and $0.4 million of outstanding borrowings, respectively, under the Credit Agreement. As of December 31, 2012 and 2011, we had issued and outstanding letters of credit of $6.4 million and $6.0 million, respectively, which were reserved against the borrowing base under the terms of our revolving credit facility. During the years ended December 31, 2012 and 2011, we capitalized $0.5 million and $0.4 million, respectively, in fees and third party costs which were incurred in connection with the Credit Agreement, as deferred financing costs.

Maturities of Debt and Capital Lease Obligations

Minimum future annual debt obligations for each of the five succeeding years as of December 31, 2012, are as follows (in thousands):

Fiscal years ending December 31,
2013	$2,013
2014	1,623
2015	1,666
2016	1,280
2017	—
Thereafter	—

Total principal debt maturities	$6,582

Minimum future annual rental commitments under capital leases for each of the five succeeding years as of December 31, 2012, are as follows (in thousands):

Fiscal years ending December 31,
2013	$27
2014	14
2015	7
2016	7
2017	2
Thereafter	—

Total minimum lease payments, including interest	57
Amounts representing interest	(4)

Total minimum lease payments, net of interest	$53

Current portion	$26

Noncurrent portion	$27

9. EQUITY

Equity Incentive Plans

On August 15, 2005, we adopted the 2005 Equity Incentive Plan (the “2005 Plan”), which permitted the issuance of up to 14.0 million common shares in connection with the grant of non-qualified stock options, incentive stock options, and restricted stock to eligible employees, consultants and members of our Board of Directors. As of December 31, 2012 and 2011, 0.9 million and 1.0 million stock options, respectively, were outstanding under the 2005 Plan. No shares are available for future issuance under the 2005 Plan.

On July 9, 2007, we adopted and on June 28, 2011 we amended the 2007 Equity Incentive Plan (the “2007 Plan”) which increased the allowable number of shares of our common stock reserved for issuance under the 2007 Plan from 9.0 million to 15.3 million (subject to adjustment for future stock splits, stock dividends and similar changes in our capitalization) in connection with the grant of non-qualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, common stock or any other share-based award to eligible employees, consultants and members of our Board of Directors. As of December 31, 2012 and 2011, 3.5 million and 3.6 million stock options, restricted stock awards and restricted stock units were outstanding under the 2007 Plan, respectively. As of December 31, 2012, 5.7 million shares were available for future issuance under the 2007 Plan.

Stock options under both the 2005 Plan and the 2007 Plan generally vest ratably over four years with the first year vesting on a “cliff” basis followed by monthly vesting for the remaining three years. Restricted stock awards and units generally vest annually on a straight-line basis over three or four years depending on the terms of the award agreement.

Stock Option Activity

The following table summarizes stock option transactions for the years ended December 31, 2012, 2011 and 2010.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ thousands)
Outstanding at December 31, 2009	7,755,254	$7.67	7.48	$15,920
Granted	342,250	12.68
Exercised	(2,133,806)	3.37
Forfeited or expired	(956,361)	11.56

Outstanding at December 31, 2010	5,007,337	9.10	6.36	47,009
Granted	468,000	19.81
Exercised	(1,738,741)	6.28
Forfeited or expired	(405,565)	10.46

Outstanding at December 31, 2011	3,331,031	11.91	6.35	18,468
Granted	208,400	16.84
Exercised	(613,691)	6.04
Forfeited or expired	(304,054)	17.55

Outstanding at December 31, 2012	2,621,686	$13.03	5.55	$11,373

Exercisable at December 31, 2012	1,992,151	$12.36	4.75	$10,000

Vested and expected to vest at December 31, 2012	2,485,086	$12.78	5.37	$11,330

During the years ended December 31, 2012, 2011 and 2010, options issued were valued using the Black Scholes option pricing model using the following assumptions.

	Year Ended December 31,
	2012	2011	2010
Expected volatility	50 - 70%	50 - 60%	60%
Dividend yield	—	—	—
Risk-free interest rate	0.62% - 1.20%	0.87% - 2.31%	1.64% - 2.27%
Expected life (in years)	4.00 - 4.27	4.35 - 4.89	5.66 - 6.49

The weighted average fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was approximately $7.76, $9.19 and $7.10, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $6.9 million, $27.3 million and $21.0 million, respectively. During the year ended December 31, 2012, we received $3.7 million in cash in connection with the exercise of stock options with no income tax benefit due to our use of Accounting Standard Codification 740—‘Income Taxes’ (“ASC 740”) ordering for purposes of determining when excess benefits have been realized (see Note 11—Income Taxes). The total grant date fair value of stock options vested during the years ended December 31, 2012, 2011 and 2010 was $2.8 million, $2.7 million and $5.4 million, respectively.

As of December 31, 2012, we had $4.3 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted average period of 2.3 years.

Restricted Stock Shares and Units

From time to time, we grant restricted stock shares (RSAs) and restricted stock units (RSUs) to our employees. Unvested RSAs have the same rights as those of common shares including voting rights and non-forfeitable dividend rights. However, ownership of unvested RSAs cannot be transferred until they are vested. An unvested RSU is a contractual right to receive a share of common stock only upon its vesting. RSUs have dividend equivalent rights which accrue over the term of the award and are paid if and when the RSUs vest, but they have no voting rights.

During 2012, the Board of Directors approved grants of 0.4 million of RSUs to certain executives as part of a performance incentive program. Half of the these grants vest ratably on each of the first three anniversaries of the grant date; 25% will vest upon achievement of certain performance metrics; and the remaining 25% will vest one year from the date upon which certain performance metrics were achieved. If actual performance metrics exceed the targeted performance metrics by a predetermined amount, the executives are eligible to receive up to 200% of the performance-based portion of their award. Management has determined that the achievement of the performance benchmarks associated with the performance based RSUs granted in 2012 is probable and recorded $0.7 million in share-based payment expense related to such units.

During 2011, the Board of Directors approved grants of 0.4 million RSAs and RSUs to certain executives as part of a performance incentive program. The vesting period for these grants is identical to that described above for 2012.

During 2010, the Board of Directors approved grants of 0.7 million RSAs to certain employees. Half of such grants vest ratably on each of the first four anniversaries of the grant date. The remaining half vest on a cliff basis on the fourth anniversary of the grant date, provided that certain corporate performance metrics are achieved. We have not recognized any share-based payment expense related to the performance awards as the performance metrics to date have not been met.

The following table summarizes RSA and RSU activity during the years ended December 31, 2012, 2011 and 2010.

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	1,322,240	$3.04	—	$—
Granted	637,557	12.10	116,400	12.99
Vested	(688,049)	3.93	—	—
Forfeited	(318,325)	2.77	—	—

Nonvested at December 31, 2010	953,423	8.54	116,400	12.99
Granted	118,520	19.10	651,791	24.89
Vested	(352,150)	6.19	(21,150)	17.25
Forfeited	(148,618)	9.67	(35,061)	15.41

Nonvested at December 31, 2011	571,175	11.87	711,980	23.43
Granted	18,813	16.48	1,010,559	18.92
Vested	(191,779)	9.22	(133,555)	23.25
Forfeited	(42,700)	13.25	(174,323)	20.64

Nonvested at December 31, 2012	355,509	$13.37	1,414,661	$20.61

The total grant date fair value of RSAs vested during the years ended December 31, 2012, 2011 and 2010 was $1.8 million, $2.2 million and $2.7 million, respectively. At December 31, 2012, we had $2.0 million of total unrecognized share-based compensation expense related to non-vested restricted stock awards, net of expected forfeitures. The non-vested RSAs are expected to be amortized over the remaining weighted average period of 1.50 years.

The total grant date fair value of RSUs vested during the years ended December 31, 2012, 2011 and 2010 was $3.1 million, $0.4 million, and $0.0 million, respectively. At December 31, 2012, we had $7.4 million of total unrecognized share-based compensation expense related to non-vested restricted stock units, net of expected forfeitures. The non-vested RSUs are expected to be amortized over the remaining weighted average period of 1.54 years.

Share-based Compensation

During the year ended December 31, 2012, we recorded $11.3 million of pre-tax share-based compensation expense of which $2.0 million was recorded in Cost of sales. No associated tax benefits were recognized in the year ended December 31, 2012, due to our use of ASC 740 ordering for purposes of determining when excess tax benefits have been realized (see Note 11—Income Taxes).

During the year ended December 31, 2011, we recorded $8.6 million of pre-tax share-based compensation expense of which $1.3 million was recorded in Cost of sales. No associated tax benefits were recognized in the year ended December 31, 2011, due to our domestic tax loss position and valuation allowance (see Note 11—Income Taxes).

During the year ended December 31, 2010, we recorded $7.3 million of pre-tax share-based compensation expense of which $1.3 million was recorded in Cost of sales and $0.2 million of accelerated vesting charges related to the separation agreement of a former officer was recorded as restructuring charges in the consolidated statements of operations. No associated tax benefits were recognized in the year ended December 31, 2010, due to our domestic tax loss position and valuation allowance (see Note 11—Income Taxes).

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

10. ALLOWANCES

The changes in the allowance for doubtful accounts and reserve for sales returns and allowances for the years ended December 31, 2012, 2011 and 2010, are as follows:

($ thousands)	Balance at Beginning of Year	Charged to costs and expenses	Reversals and Write-offs	Balance at End of Year
Year ended December 31, 2010:
Allowance for doubtful accounts	$3,973	$2,204	$(1,535)	$4,642
Reserve for sales returns and allowances	5,866	4,971	(5,230)	5,607
Year ended December 31, 2011:
Allowance for doubtful accounts	4,642	(383)	(579)	3,680
Reserve for sales returns and allowances	5,607	9,965	(3,744)	11,828
Year ended December 31, 2012:
Allowance for doubtful accounts	$3,680	$2,166	$(2,405)	$3,441
Reserve for sales returns and allowances	11,828	5,111	(7,065)	9,874

11. INCOME TAXES

The following table sets forth income (loss) before taxes and the expense for income taxes for the years ended December 31, 2012, 2011 and 2010.

	December 31,
($ thousands)	2012	2011	2010
Income (loss) before taxes:
U.S.	$12,060	$(12,057)	$(14,835)
Foreign	133,488	148,747	95,627

Total income before taxes	145,548	136,690	80,792

Income tax expense:
Current income taxes
U.S. federal	(6,364)	4,798	47
U.S. state	597	165	95
Foreign	22,953	19,758	17,923

Total current income taxes	17,186	24,721	18,065
Deferred income taxes:
U.S. federal	(3,981)	(2,338)	—
U.S. state	(4,016)	—	—
Foreign	5,016	1,519	(4,999)

Total deferred income taxes	(2,981)	(819)	(4,999)

Total income tax expense	$14,205	$23,902	$13,066

The following table sets forth income reconciliations of the statutory federal income tax rate to our actual rates based on income or loss before income taxes as of December 31, 2012, 2011 and 2010.

	December 31,
($ thousands)	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal benefit	(2.7)	0.3	(0.3)
Foreign income tax rate differential	(25.0)	(30.3)	(22.2)
Permanent items	4.6	3.2	12.5
Permanent portion of equity compensation	0.5	0.4	1.6
Charitable donations of inventory	(0.1)	—	(0.1)
Change in valuation allowance	(8.4)	3.6	(34.2)
Unremitted foreign earnings of subsidiary	2.0	—	21.7
Uncertain tax positions	3.5	8.7	1.4
Other	0.4	(3.4)	0.8

Effective income tax rate	9.8%	17.5%	16.2%

The following table sets forth deferred income tax assets and liabilities as of December 31, 2012 and 2011.

	December 31,
($ thousands)	2012	2011
Current deferred tax assets:
Accrued expenses	$12,934	$12,575
Unrealized loss on foreign currency	2,026	—
Other	8	2,383
Valuation allowance	(3,492)	(6,054)

Total current deferred tax assets	$11,476	$8,904

Current deferred tax liabilities:
Unremitted earnings of foreign subsidiary	$(7,596)	$(4,746)

Total current deferred tax liabilities.	$(7,596)	$(4,746)

Non-current deferred tax assets:
Stock compensation expense	$8,865	$7,630
Long-term accrued expenses	3,067	—
Net operating loss and charitable contribution carryovers	23,255	26,219
Property and equipment	8,994	8,641
Future uncertain tax position offset	3,780	13,638
Unrealized loss on foreign currency	921	5,644
Foreign tax credit	5,392	3,177
Other	1,767	190
Valuation allowance	(22,406)	(33,889)

Total non-current deferred tax assets	$33,635	$31,250

Non-current deferred tax liabilities:
Intangible assets	$(779)	$(1,009)

Total non-current deferred tax liabilities	$(779)	$(1,009)

We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in those operations. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the U.S. As of December 31, 2012, we have provided for deferred U.S. income tax of $7.6 million on $38.6 million of foreign subsidiary earnings. No withholding tax is due with respect to the repatriation of these earnings to the U.S. and none has been provided for.

At December 31, 2012 and 2011, U.S. income and foreign withholding taxes have not been provided on for approximately $490.8 million and $371.0 million, respectively, of unremitted earnings of subsidiaries operating outside of the U.S. These earnings are estimated to represent the excess of the financial reporting over the tax basis in our investments in those subsidiaries. These earnings, which are considered to be indefinitely reinvested, would become subject to U.S. income tax if they were remitted to the U.S. The amount of unrecognized deferred U.S. income tax liability on the unremitted earnings has not been determined because the hypothetical calculation is not practicable.

We have deferred tax assets related to certain deductible temporary differences in various tax jurisdictions for which we have recorded a valuation allowance of $25.9 million against these deferred tax assets because we do not believe that it is more likely than not that we will be able to realize these deferred tax assets. The significant components of the deferred tax assets for which a valuation allowance has been applied consist of net operating losses in certain tax jurisdictions for which management believes there is not sufficient positive evidence that such net operating losses will be realized against future income and book expenses not deductible for tax purposes in the current year such as inventory impairment reserves, equity compensation and unrealized foreign exchange loss that would increase such net operating losses in the same jurisdictions. These temporary differences are amounts which arose in jurisdictions where (i) current losses exist, (ii) such losses are in excess of any loss carryback potential, (iii) no tax planning strategies exist with which to overcome such losses and (iv) no profits are projected for the following year. For these reasons it is determined that it is more likely than not that these deferred tax assets will not be realized and a valuation allowance has been provided with respect to these deferred tax assets.

At December 31, 2012, we had U.S. federal net operating loss carryforwards of $0.7 million, state net operating loss carryforwards of $89.6 million, charitable contribution carryforwards of $23.3 million and foreign tax credits of $5.0 million which will expire at various dates between 2014 and 2031. We do not believe that it is more likely than not that the benefit from certain state net operating losses will be realized. Consequently, we have a valuation allowance of $9.1 million on the deferred tax assets relating to these state net operating loss carryforwards and charitable contribution carryforwards.

At December 31, 2012, we have a foreign deferred tax asset of $11.4 million reflecting the benefit of $43.8 million in foreign net operating loss carryforwards, some of which have an indefinite life. We do not believe it is more likely than not that the benefit from certain foreign net operating loss carryforwards will be realized. Consequently, we have provided a valuation allowance of $7.7 million on the deferred tax assets relating to these foreign net operating loss carryforwards.

We had approximately $36.7 million in net deferred tax assets at December 31, 2012. Approximately $11.9 million of the net deferred tax assets were located in foreign jurisdictions for which a sufficient history and expected future profits indicated that it is more likely than not that such deferred tax assets will be realized. Pre-tax profit of approximately $47.4 million is required to realize the net deferred tax assets.

At December 31, 2012, approximately $3.8 million of net deferred tax assets consists of deferred tax assets related to estimated liabilities for uncertain tax positions that would be realized if such liabilities are actually incurred. The deferred tax assets represent primarily the reduction in tax expense that would occur upon an increase of intercompany royalty expense by various taxing authorities. Approximately $15.2 million of taxable income would have to be recognized to realize these deferred tax assets.

As a result of certain accounting realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $11.8 million if and when such deferred tax assets are ultimately realized. We use ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits during the years ended December 31, 2012, 2011 and 2010.

($ thousands)	2012	2011	2010
Unrecognized tax benefit—January 1	$44,537	$33,042	$29,163
Gross increases—tax positions in prior period	—	8,332	943
Gross decreases—tax positions in prior period	(425)	—	—
Gross increases—tax positions in current period	4,310	4,689	3,086
Settlements	(16,260)	(427)	—
Lapse of statute of limitations	(262)	(1,099)	(150)

Unrecognized tax benefit—December 31	$31,900	$44,537	$33,042

Unrecognized tax benefits of $31.9 million, $44.5 million, and $33.0 million at December 31, 2012, 2011 and 2010, respectively, if recognized, would reduce our annual effective tax rate.

Interest and penalties related to income tax liabilities are included in income tax expense in the consolidated statement of operations. As of December 31, 2012, 2011 and 2010, we recorded approximately $0.6 million, $1.0 million, and $0.1 million, respectively, of penalties and interest which resulted in a cumulative accrued balance of penalties and interest of $4.4 million, 3.9 million, and $2.9 million at December 31, 2012, 2011 and 2010, respectively.

Unrecognized tax benefits consist primarily of tax positions related to intercompany transfer pricing in multiple international jurisdictions. The gross increase for tax positions in current and prior periods in 2012 of $3.9 million primarily includes specific transfer pricing exposures in various jurisdictions. We do not expect any significant changes in unrecognized tax benefits in the next twelve months.

The following table sets forth the remaining tax years subject to examination for the major jurisdictions where we conduct business as of December 31, 2012.

Netherlands	2006 to 2012
Canada	2007 to 2012
Japan	2007 to 2012
Singapore	2008 to 2012
United States	2010 to 2012

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to two years after formal notification to the states.

12. EARNINGS PER SHARE

The following table illustrates the basic and diluted earnings per share (“EPS”) computations for the years ended December 31, 2012, 2011 and 2010. See Note 1—Organization & Summary of Significant Accounting Policies for additional detail regarding our EPS calculations.

	Year Ended December 31,
($ thousands, except share and per share data)	2012	2011	2010
Numerator
Net income attributable to common stockholders	$131,343	$112,788	$67,726
Less: income allocated to participating securities	(645)	(1,014)	(863)

Net income attributable to common stockholders—basic and diluted	$130,698	$111,774	$66,863

Denominator
Weighted average common shares outstanding—basic	89,571,105	88,317,898	85,482,055
Plus: dilutive effect of stock options and unvested restricted stock units	1,017,311	1,663,484	2,113,563

Weighted average common shares outstanding—diluted	90,588,416	89,981,382	87,595,618

Net income attributable per common share:
Basic	$1.46	$1.27	$0.78
Diluted	$1.44	$1.24	$0.76

For the years ended December 31, 2012, 2011 and 2010, 1.4 million, 1.1 million, and 1.3 million options and RSUs, respectively, were not included in the calculation of diluted EPS as their effect would have been anti-dilutive.

Subject to certain restrictions on repurchases under our revolving credit facility, we have authorization to repurchase up to 5.5 million shares of our common stock under previous board authorizations. In the fourth quarter of 2012, approximately 1.9 million shares were repurchased at an average price of $13.27 for a total of value of $25.0 million, excluding related commission charges.

13. COMMITMENTS AND CONTINGENCIES

We rent space for certain of our retail stores, offices, warehouses, vehicles, and equipment under operating leases expiring at various dates through 2023. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the lease term. Deferred rent is included in the consolidated balance sheets in Accrued expenses and other current liabilities.

Future minimum annual rental commitments under non-cancelable operating leases for each of the five succeeding years as of December 31, 2012, are as follows (in thousands):

Fiscal years ending December 31,
2013	$80,020
2014	63,798
2015	53,737
2016	44,189
2017	36,770
Thereafter	132,390

Total minimum lease payments(1)	$410,904

(1)

Minimum payments have not been reduced by minimum sublease rentals of 0.5 million due in the future under non-cancelable subleases. They also do not include contingent rentals which may be paid under certain retail leases on a basis of percentage of sales in excess of stipulated amounts.

The following table summarizes the composition of rent expense under operating leases for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Fiscal years ending December 31,
	2012	2011	2010
Minimum rentals	$84,671	$68,675	$57,989
Contingent rentals	16,519	13,639	9,847
Less: Sublease rentals	(619)	(573)	(553)

Total rent expense	$100,571	$81,741	$67,283

As of December 31, 2012, we had purchase commitments with certain third party manufacturers for $152.8 million, of which $5.9 million was for yet-to-be-received finished product where title passes to us upon receipt. As of December 31, 2011, we had purchase commitments with certain third party manufacturers for $138.2 million, of which $12.5 million was for yet-to-be-received finished product where title passes to us upon receipt and a commitment to re-purchase $4.3 million of raw materials from a certain third party manufacturer.

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.6 million as of December 31, 2012), through a letter of credit that was issued to Finproject S.r.l.

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

During the first quarter of 2012, we changed the internal reports used by our CODM to align the definition of our segment operating income with “Income from operations.” Previously, segment operating income excluded asset impairment charges and restructuring costs not included in cost of sales. Segment operating income also reflects the reclassification of “Foreign currency transaction (gains) losses, net” from “Income from operations” on the consolidated statements of income. See Note 1—Organization & Summary of Significant Accounting Policies for further discussion. Segment information for all periods presented has been reclassified to reflect these changes.

The following tables set forth information related to our reportable operating business segments as of and for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
($ thousands)	2012	2011	2010
Revenues:
Americas	$495,852	$448,077	$374,873
Asia	457,411	381,767	285,017
Europe	169,464	170,868	127,686

Total segment revenues	1,122,727	1,000,712	787,576
Other businesses	574	191	2,119

Total consolidated revenues	$1,123,301	$1,000,903	$789,695

Operating income:
Americas	$85,538	$70,532	$64,099
Asia	140,828	123,918	89,248
Europe	21,678	37,106	22,258

Total segment operating income	248,044	231,556	175,605
Reconciliation of total segment operating income to income before income taxes:
Other businesses	(10,805)	(14,128)	(23,321)
Intersegment eliminations	60	66	1,360
Unallocated corporate and other(1)	(91,125)	(86,415)	(75,522)

Total consolidated operating income	146,174	131,079	78,122
Interest expense	837	853	657
Foreign currency transaction (gains) losses, net	2,500	(4,886)	(2,326)
Other income, net	(2,711)	(1,578)	(1,001)

Income before income taxes	$145,548	$136,690	$80,792

Depreciation and amortization:
Americas	$9,849	$9,203	$8,935
Asia	6,922	6,084	6,772
Europe	3,116	2,584	2,018

Total segment depreciation and amortization	19,887	17,871	17,725
Other businesses	7,003	11,657	13,351
Unallocated corporate and other(1)	9,804	7,735	5,983

Total consolidated depreciation and amortization	$36,694	$37,263	$37,059

(1)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

	December 31,
($ thousands)	2012	2011
Assets:
Americas	$143,236	$97,188
Asia	282,211	239,281
Europe	85,756	83,871

Total segment current assets	511,203	420,340
Other businesses	14,489	29,851
Unallocated corporate and other(1)	25,738	21,783
Deferred tax assets, net	6,284	7,047
Income tax receivable	5,613	5,828
Other receivables	24,821	20,295
Prepaid expenses and other current assets	24,967	20,199

Total current assets	613,115	525,343
Property and equipment, net	82,241	67,684
Intangible assets, net	59,931	48,641
Deferred tax assets, net	34,112	30,375
Other assets	40,239	23,410

Total consolidated assets	$829,638	$695,453

(1)	Corporate assets primarily consist of cash and equivalents.

There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2012, 2011 and 2010. The following table sets forth certain geographical and other information regarding our revenues during the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
($ thousands)	2012	2011	2010
Product:
Footwear	$1,076,210	$956,816	$753,951
Other	47,091	44,087	35,744

Total revenues	$1,123,301	$1,000,903	$789,695

Location:
United States	$396,121	$355,560	$299,026
International	727,180	645,343	490,669

Total revenues	$1,123,301	$1,000,903	$789,695

Foreign country revenues in excess of 10% of total revenues:
Japan	$164,565	$154,925	$111,764

The following table sets forth geographical information regarding our property and equipment assets as of December 31, 2012 and 2011.

	December 31,
($ thousands)	2012	2011
Location:
United States	$47,587	$39,063
International	34,654	28,621

Total long-lived assets(1)	$82,241	$67,684

(1)	Not more than 10% of our long-lived assets resided in any individual foreign country in 2012 or 2011.

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

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and subsequently appealed the judgment. On October 30, 2012, the Court of Appeal handed down its judgment confirming the trial judge’s findings. We submitted a request to the Supreme Court seeking permission to appeal and anticipate that a decision by the Supreme Court on permission to appeal will be rendered in the first quarter of 2013. Given that this phase of the proceedings only pertains to liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under English law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the liability proceedings. Spectrum has not quantified its claim for compensation and damages and the amount will be assessed later in the proceedings. Proceedings on quantum may be stayed until a decision on permission to appeal has been handed down or in the event that permission is granted, until a final decision on the merits.

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. CBP issued a draft audit report to which Crocs filed comments and objections. The Company believes that a final report (and notice of a formal claim) will not be issued until sometime in mid-2013. CBP has provided the Company with preliminary projections and a draft audit report that reflect unpaid duties totaling approximately $14.3 million during the period under review. The Company has responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the preliminary projection. CBP is currently reviewing this response. It is not possible at this time to predict whether the Company’s arguments will be successful in eliminating or reducing the amount in dispute. Likewise, it is not possible to predict whether CBP may seek to assert a claim for penalties in addition to any loss of revenue claim.

We are currently subject to an audit by Mexico’s Federal Tax Authority (“SAT”) for the period from January 2006 to July 2011. There are two phases to the audit, the first for capital equipment and finished goods and the second for raw materials. The first phase is complete and no major discrepancies were noted by the SAT. On January 9, 2013, Crocs received a notice for the second phase in which the SAT proposed a tax assessment (taxes and penalties) of roughly 280 million pesos (approximately $22.0 million) based on the value of all of Crocs’ imported raw materials during the audit period. We believe that the proposed penalty amount is unfounded and without merit. We have retained local counsel to handle the matter and who will argue that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT. We expect it to take between two and three years for resolution of this matter in the Mexican courts. It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

As of December 31, 2012, we have accrued a total of $5.9 million related to these legal matters.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business.

16. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

	2012
($ thousands, except per share data)	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Revenues	$271,798	$330,942	$295,569	$224,992
Gross profit	144,799	196,085	160,743	106,350
Asset impairment charges	713	106	—	591
Income (loss) from operations	39,796	71,261	40,014	(4,897)
Net income (loss)	$28,346	$61,524	$45,080	$(3,607)
Basic income (loss) per common share	$0.32	$0.68	$0.50	$(0.04)
Diluted income (loss) per common share	$0.31	$0.68	$0.49	$(0.04)

	2011
($ thousands, except per share data)	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Revenues	$226,708	$295,585	$274,897	$203,713
Gross profit	119,206	170,218	147,175	99,811
Asset impairment charges	32	—	495	1
Income from operations	28,248	64,774	37,068	6,415
Net income	$21,504	$55,506	$30,207	$5,571
Basic income per common share	$0.24	$0.62	$0.34	$0.06
Diluted income per common share	$0.24	$0.61	$0.33	$0.06