Form 10-K/A
period 2012-12-31
Crocs, Inc.
filed 2013-02-26
CIK 1334036

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of Crocs, Inc. that was filed with the Securities and Exchange Commission on February 25, 2013 (the “Form 10-K”) is to amend Exhibit 23.1 to provide the name and electronic signature of Deloitte & Touche LLP and to amend the certification in Exhibit 32 to reference the correct title for Jeffrey J. Lasher. Except as described above, no other amendments are being made to the Form 10-K. This Amendment does not modify or update in any way the disclosures contained in the Form 10-K.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(3)	Exhibit list

Exhibit Number	Description

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 26, 2013.

CROCS, INC.
a Delaware Corporation

By:	/s/ JEFFREY J. LASHER
	Name:	Jeffrey J. Lasher
	Title:	Senior Vice President-Finance and Chief Financial Officer