Form 10-Q
period 2013-03-31
Crocs, Inc.
filed 2013-04-29
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 22, 2013, Crocs, Inc. had 88,116,447 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.

Form 10-Q

Quarter Ended March 31, 2013

PART I – Financial Information

ITEM 1.	Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
($ thousands, except per share data)	2013	2012
Revenues	$311,656	$271,798
Cost of sales	145,807	126,999

Gross profit	165,849	144,799
Selling, general and administrative expenses	128,199	104,290
Asset impairment	—	713

Income from operations	37,650	39,796
Foreign currency transaction losses, net	2,600	4,276
Other income, net	(334)	(598)
Interest expense	209	47

Income before income taxes	35,175	36,071
Income tax expense	6,214	7,725

Net income	$28,961	$28,346

Net income per common share (Note 11):
Basic	$0.33	$0.32

Diluted	$0.33	$0.31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
($ thousands)	2013	2012
Net income	$28,961	$28,346
Other comprehensive income (loss):
Foreign currency translation	(4,317)	7,078
Reclassification of cumulative foreign exchange translation adjustments to net income	299	(658)

Total comprehensive income	$24,943	$34,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ thousands, except number of shares)	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$232,673	$294,348
Accounts receivable, net of allowances of $14,425 and $13,315, respectively	177,360	92,278
Inventories	177,814	164,804
Deferred tax assets, net	5,868	6,284
Income tax receivable	8,320	5,613
Other receivables	17,621	24,821
Prepaid expenses and other current assets	27,047	24,967

Total current assets	646,703	613,115
Property and equipment, net	85,746	82,241
Intangible assets, net	61,532	59,931
Deferred tax assets, net	33,722	34,112
Other assets	49,135	40,239

Total assets	$876,838	$829,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,145	$63,976
Accrued expenses and other current liabilities	85,663	81,371
Deferred tax liabilities, net	2,440	2,405
Income taxes payable	11,535	8,147
Current portion of long-term borrowings and capital lease obligations	2,250	2,039

Total current liabilities	187,033	157,938
Long term income tax payable	35,333	36,343
Long-term borrowings and capital lease obligations	7,112	4,596
Other liabilities	13,546	13,361

Total liabilities	243,024	212,238

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 91,327,712 and 88,102,196 shares issued and outstanding, respectively, at March 31, 2013 and 91,047,297 and 88,662,845 shares issued and outstanding, respectively, at December 31, 2012	92	91
Treasury stock, at cost, 3,225,516 and 2,384,452 shares, respectively	(56,837)	(44,214)
Additional paid-in capital	311,916	307,823
Retained earnings	362,973	334,012
Accumulated other comprehensive income	15,670	19,688

Total stockholders’ equity	633,814	617,400

Total liabilities and stockholders’ equity	$876,838	$829,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
($ thousands)	2013	2012
Cash flows from operating activities:
Net income	$28,961	$28,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,264	8,353
Unrealized loss on foreign exchange, net	2,982	8,147
Provision for doubtful accounts, net	697	1,000
Share-based compensation	3,540	2,146
Other non-cash items	419	1,001
Changes in operating assets and liabilities:
Accounts receivable	(87,946)	(79,754)
Inventories	(16,055)	(37,926)
Prepaid expenses and other assets	(4,354)	(5,265)
Accounts payable	21,488	12,835
Accrued expenses and other liabilities	5,841	(6,588)
Income taxes	(443)	7,312

Cash used in operating activities	(34,606)	(60,393)
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(9,889)	(7,836)
Proceeds from disposal of property and equipment	515	319
Cash paid for intangible assets	(5,745)	(1,838)
Restricted cash	(1,279)	(304)

Cash used in investing activities	(16,398)	(9,659)
Cash flows from financing activities:
Proceeds from bank borrowings	12,173	51,000
Repayment of bank borrowings and capital lease obligations	(9,504)	(27,799)
Issuances of common stock	603	656
Purchase of treasury stock	(12,661)	—

Cash provided by (used in) financing activities	(9,389)	23,857
Effect of exchange rate changes on cash	(1,282)	(4,789)

Net decrease in cash and cash equivalents	(61,675)	(50,984)
Cash and cash equivalents—beginning of period	294,348	257,587

Cash and cash equivalents—end of period	$232,673	$206,603

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$499	$5
Income taxes	$5,872	$4,463
Supplemental disclosure of non-cash, investing, and financing activities:
Assets acquired under capitalized leases	$61	$—
Accrued purchases of property and equipment	$2,380	$1,036
Accrued purchases of intangibles	$768	$119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

Organization — Crocs, Inc. and its subsidiaries (collectively the “Company,” “we,” “our” or “us”) are engaged in the design, development, manufacturing, marketing and distribution of footwear, apparel and accessories for men, women and children.

Basis of Presentation & Summary of Significant Accounting Policies—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, these statements do not include all of the information and disclosures required by GAAP or SEC rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in Note 1 – “Organization and Summary of Significant Accounting Policies” to the consolidated financial statements in the 2012 Form 10-K.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales returns and discounts, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, useful lives assigned to long-lived assets, depreciation and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to threatened or pending legal and tax matters (see Note 14 – “Legal Proceedings”). Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss.

Noncontrolling Interests — As of March 31, 2013, all of our subsidiaries were, in substance, wholly owned.

Accumulated Other Comprehensive Income – Activity within our accumulated other comprehensive income (“AOCI”) balance consists solely of gains and losses resulting from the translation of foreign subsidiary financial statements to our reporting currency. Foreign currency translation resulting in changes to other comprehensive income and related reclassification adjustments are presented gross rather net of tax on the condensed consolidated statements of other comprehensive income.

Recently Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). This pronouncement was issued to enhance disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This pronouncement was effective for us on January 1, 2013. As the provisions of ASU No. 2011-11 relate only to financial statement disclosures regarding balance sheet offsetting, the adoption of ASU No. 2011-11 did not have a material impact to the Company’s condensed consolidated financial statements. ASU No. 2011-11 was subsequently amended by ASU No. 2013-01.

In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU No. 2013-01”). This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for us on January 1, 2013. The provisions of ASU No. 2013-01 relate only to the clarification of ASU 2011-11 and, accordingly, its adoption did not have a material impact to the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). This pronouncement requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income for each applicable component of net income on a prospective basis. This pronouncement is effective for us on January 1, 2013. The provisions of ASU No. 2013-02 relate only to financial statement presentation of other comprehensive income and, accordingly, its adoption did not have an impact on the Company’s condensed consolidated financial position or the results of its operations.

Recently Issued Accounting Standards

In March 2013, the FASB issued ASU No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU No. 2013-05”). This pronouncement provides clarification around the release of any cumulative translation adjustment related to when the parent ceases to have controlling financial interest in a business or group of assets held within a foreign entity. This pronouncement is effective prospectively for reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. We do not anticipate the adoption of ASU 2013-05 to have a material impact on the Company’s consolidated financial statements.

2. INVENTORIES

The following table summarizes inventories by major classification as of March 31, 2013 and December 31, 2012:

($ thousands)	March 31, 2013	December 31, 2012
Finished goods	$167,958	$155,833
Work-in-progress	589	911
Raw materials	9,267	8,060

Inventories	$177,814	$164,804

3. PROPERTY & EQUIPMENT

The following table summarizes property and equipment by major classification as of March 31, 2013 and December 31, 2012:

($ thousands)	March 31, 2013	December 31, 2012
Machinery and equipment	$69,961	$68,713
Leasehold improvements	92,002	88,653
Furniture, fixtures and other	21,786	20,827
Construction-in-progress	10,180	8,766

Property and equipment, gross (1)	193,929	186,959
Less: Accumulated depreciation (2)	(108,183)	(104,718)

Property and equipment, net	$85,746	$82,241

(1)	Includes $0.2 million and $0.1 million of certain equipment held under capital leases and classified as equipment as of March 31, 2013 and December 31, 2012, respectively.
(2)

Includes $0.1 million and $0.1 million of accumulated depreciation related to certain equipment held under capital leases, as of March 31, 2013 and December 31, 2012, respectively, which are depreciated using the straight-line method over the lease term.

During the three months ended March 31, 2013 and 2012, we recorded $6.1 million and $5.5 million, respectively, in depreciation expense of which $0.8 million and $1.6 million, respectively, was recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

We periodically evaluate all of our long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. During the three months ended March 31, 2013, we recorded no charges related to asset impairments. During the three months ended March 31, 2012, we recorded $0.7 million of asset impairment charges related to certain underperforming domestic stores in the Americas segment that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over the remaining economic life of those assets.

4. GOODWILL & INTANGIBLE ASSETS

The following table summarizes the goodwill and identifiable intangible assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013					December 31, 2012
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$93,278	(1)	$(37,766	)(2)	$55,512	$87,426	(1)	$(33,933	)(2)	$53,493
Customer relationships	6,966		(6,189)		777	7,145		(6,222)		923
Patents, copyrights, and trademarks	6,177		(3,699)		2,478	6,161		(3,522)		2,639
Core technology	4,765		(4,765)		—	4,856		(4,856)		—
Other	958		(952)		6	670		(636)		34

Total finite lived intangible assets	112,144		(53,371)		58,773	106,258		(49,169)		57,089
Indefinite lived intangible assets	114		—		114	113		—		113
Goodwill	2,645		—		2,645	2,729		—		2,729

Intangible assets	$114,903		$(53,371)		$61,532	$109,100		$(49,169)		$59,931

(1)	Includes $4.1 million and $4.1 million of software held under a capital lease classified as capitalized software as of March 31, 2013 and December 31, 2012.
(2)

Includes $1.5 million and $1.3 million of accumulated amortization of software held under a capital lease as of March 31, 2013 and December 31, 2012, respectively, which is amortized using the straight-line method over the useful life.

During the three months ended March 31, 2013 and 2012, amortization expense recorded for intangible assets with finite lives was $4.2 million and $2.8 million, respectively, of which $1.6 million and $0.8 million was recorded in cost of sales, respectively. The remaining amounts were recorded in selling, general and administrative expenses.

The following table summarizes estimated future annual amortization of intangible assets as of March 31, 2013:

Fiscal years ending December 31,	Amortization ($ thousands)
Remainder of 2013	$14,298
2014	13,586
2015	10,469
2016	8,995
2017	6,171
Thereafter	5,254

Total	$58,773

5. ACCRUED EXPENSES & OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of March 31, 2013 and December 31, 2012:

($ thousands)	March 31, 2013	December 31, 2012
Accrued compensation and benefits	$18,418	$19,714
Fulfillment, freight and duties	16,735	8,621
Professional services	15,515	13,588
Sales/use and VAT tax payable	13,163	12,444
Entrusted loan payable(2)	1,126	7,943
Accrued rent and occupancy	10,930	10,226
Other(1)	9,776	8,835

Total accrued expenses and other current liabilities	$85,663	$81,371

(1)	The amounts in Other consist of various accrued expenses and no individual item accounted for more than 5% of the total balance at March 31, 2013 or December 31, 2012.
(2)

A corresponding entrusted loan receivable of $1.1 million and $7.9 million are recorded in Prepaid expenses and other current assets as of March 31, 2013 and December 31, 2012, respectively, as amounts are related to our subsidiaries in China.

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables summarize the financial instruments required to be measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value as of March 31, 2013
($ thousands)	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Total	Balance Sheet Classification
Cash equivalents	$51,715	$—	$	—	$51,715	Cash and cash equivalents
Derivative assets:
Foreign currency contracts	—	14,107		—	14,107	Prepaid expenses and other current assets and other assets
Derivative liabilities:
Foreign currency contracts	$—	$214	$	—	$214	Accrued expense and other current liabilities

	Fair Value as of December 31, 2012
($ thousands)	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Total	Balance Sheet Classification
Cash equivalents	$14,800	$—	$	—	$14,800	Cash and cash equivalents
Derivative assets:
Foreign currency contracts	—	5,548		—	5,548	Prepaid expenses and other current assets and other assets
Derivative liabilities:
Foreign currency contracts	$—	$295	$	—	$295	Accrued expense and other current liabilities

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

7. DERIVATIVE FINANCIAL INSTRUMENTS

We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. We have entered into foreign currency exchange forward contract and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. We do not designate these derivative instruments as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these instruments are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in ‘Foreign currency transaction (gains) losses, net,’ in our condensed consolidated statements of income. For purposes of the condensed consolidated statement of cash flows, the Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within ‘Cash provided by (used in) operating activities.’ See Note 6 – “Fair Value Measurements” for further details regarding the fair values of the corresponding derivative assets and liabilities.

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at March 31, 2013 and December 31, 2012. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

($ thousands)	March 31, 2013	December 31, 2012
Foreign currency exchange forward contracts by currency:
Japanese Yen	$119,623	$112,500
Euro	7,079	5,159
Australian Dollar	4,166	4,178
Mexican Peso	11,904	11,400
Pound Sterling	10,054	8,742
New Zealand Dollar	1,866	1,137
Swedish Krona	2,401	—
Singapore Dollar	6,639	—

Total notional value, net	$163,732	$143,116

Latest maturity date	December 2015	December 2015

The following table presents the amounts affecting the consolidated statements of income from derivative instruments for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
($ thousands)	2013	2012	Location of (Gain) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards(1)	$(9,941)	$(2,104)	Foreign currency transaction (gains) losses, net

(1)

For the three months ended March 31, 2013 and 2012, the net gains of $9.9 million and $2.1 million, respectively, associated with our foreign currency exchange forwards were offset by net unrealized and realized losses resulting from foreign currency transactions of $12.5 million and $6.4 million, respectively, resulting in net foreign currency transaction losses of $2.6 million and $4.3 million, respectively.

8. BANK BORROWINGS & CAPITAL LEASE OBLIGATIONS

Bank borrowings and capital lease obligations as of March 31, 2013 and December 31, 2012 consist of the following:

($ thousands)	March 31, 2013	December 31, 2012
Bank borrowings(1)	$9,263	$6,582
Capital lease obligations for equipment bearing interest rates ranging from 5.3% to 73.3% and maturities through 2016	99	53

Total bank borrowings and capital lease obligations	$9,362	$6,635

(1)

Bank borrowings represent the outstanding debt balance related to two separate notes payable issued by PNC Equipment Finance, LLC (“PNC”) related to our ERP implementation. The first note payable was issued on December 10, 2012 for software licenses and support in the amount of $6.6 million due September 2016 with fixed quarterly payments of $0.4 million, including stated interest at 2.63%. The second note payable was issued on March 25, 2013 for software maintenance and consulting services in the amount of $3.1 million due September 2016 with fixed quarterly payments of $0.2 million, including stated interest at 2.45%.

As of March 31, 2013 and December 31, 2012, we had issued and outstanding letters of credit of $6.8 million and $6.4 million, respectively, which were reserved against the borrowing base under the terms of our revolving credit facility. We were in compliance with all restrictive financial covenants under the Credit Agreement as of March 31, 2013.

9. STOCK-BASED COMPENSATION

Options granted generally vest on a straight-line basis over four years with the first year vesting on a cliff basis followed by monthly vesting for the remaining three years. Restricted stock awards (“RSA”) and restricted stock units (“RSU”) granted generally vest on a straight-line basis over three or four years depending on the terms of the grant. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period and is recognized in the ‘Cost of sales’ and ‘Selling, general and administrative’ expense line items in the condensed consolidated statements of income. During the three months ended March 31, 2013 and 2012, $3.5 million and $2.1 million, respectively, of stock-based compensation expense was recorded of which $0.1 million and $0.5 million, respectively, was recorded in Cost of sales.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
Options	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at December 31, 2012 and 2011, respectively	2,621,686	$13.03	3,331,031	$11.91
Granted	79,500	15.29	41,400	18.95
Exercised	(97,309)	6.20	(106,194)	6.18
Forfeited or expired	(63,200)	18.48	(116,093)	15.36

Outstanding at March 31	2,540,677	$13.24	3,150,144	$12.07

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

During the three months ended March 31, 2013 and 2012, the Board of Directors approved RSU grants of 1.4 million and 0.9 million, respectively, of which 0.6 million and 0.4 million, respectively, were granted to certain executives as part of a performance incentive program. Half of these performance incentive program grants vest ratably on each of the first three anniversaries of the grant date; 25% will vest upon achievement of certain performance metrics; and the remaining 25% will vest one year from the date upon which certain performance metrics are achieved. If actual performance metrics exceed the targeted performance metrics by a predetermined amount, the executives are eligible to receive up to 200% of the performance-based portion of their award. During the three months ended March 31, 2013 and 2012, $0.1 million and an immaterial amount, respectively, of stock-based payment expense related to these RSUs were recorded.

The following table summarizes the RSA activity for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012 and 2011, respectively	355,509	$13.37	571,175	$11.87
Granted	—	—	—	—
Vested	(17,206)	16.86	(34,979)	9.65
Forfeited or expired	(10,800)	12.51	(17,850)	12.51

Outstanding at March 31	327,503	$13.22	518,346	$12.00

The following table summarizes the RSU activity for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012 and 2011, respectively	1,414,661	$20.61	711,980	$23.43
Granted	1,406,017	14.94	875,059	19.47
Vested	(194,687)	21.19	—	—
Forfeited or expired	(176,447)	24.04	(10,478)	20.27

Outstanding at March 31	2,449,544	$17.06	1,576,561	$21.28

10. INCOME TAXES

During the three months ended March 31, 2013, we recognized an income tax expense of $6.2 million on pre-tax income of $35.2 million, representing an effective income tax benefit rate of 17.7% compared to an income tax expense of $7.7 million on pre-tax income of $36.1 million, representing an effective income tax rate of 21.4% for the same period in 2012. The decrease in effective tax rate compared to the same period in 2012 is primarily the result of differences between accrued taxes and amounts included on statutory tax filings, the utilization of foreign tax credits on previously repatriated earnings, and statute expirations related to previously recognized uncertain tax positions. Our effective tax rates for all periods presented also differ from the federal U.S. statutory rate due to differences between income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $30.7 million at March 31, 2013 and $31.9 million at December 31, 2012.

11. EARNINGS PER SHARE

The following table illustrates the basic and diluted earnings per share (“EPS”) computations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
($ thousands, except share and per share data)	2013	2012
Numerator
Net income attributable to common stockholders	$28,961	$28,346
Less: income allocated to participating securities	(115)	(172)

Net income attributable to common stockholders—basic and diluted	$28,846	$28,174

Denominator
Weighted average common shares outstanding—basic	87,780,595	89,306,579
Plus: dilutive effect of stock options and unvested restricted stock units	890,526	1,173,555

Weighted average common shares outstanding—diluted	88,671,121	90,480,134

Net income attributable per common share:
Basic	$0.33	$0.32
Diluted	$0.33	$0.31

For the three months ended March 31, 2013 and 2012, approximately 1.5 million and 1.1 million options and RSUs in total, respectively, were not included in the calculation of diluted EPS as their effect would have been anti-dilutive.

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. Subject to certain restrictions on repurchases under our revolving credit facility, we have authorization to repurchase up to 5.5 million shares of our common stock under previous board authorizations. During the first three months of 2013, we repurchased approximately 0.8 million shares at an average price of $14.99 for an aggregate price of approximately $12.5 million, excluding related commission charges. As of March 31, 2013, we had approximately 2.8 million shares available for repurchase under our repurchase authorization. The number, price and timing of repurchases, if any, will be at our sole discretion and future repurchases will be evaluated depending on market conditions, liquidity needs and other factors.

12. COMMITMENTS & CONTINGENCIES

Rental Commitments and Contingencies

We rent space for certain of our retail stores, offices, warehouses, vehicles, and equipment under operating leases expiring at various dates through 2033. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the lease term. Deferred rent is included in the consolidated balance sheets in ‘Accrued expenses and other current liabilities.’

The following table summarizes the composition of rent expense under operating leases for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Minimum rentals	$23,958	$18,835
Contingent rentals	2,496	2,177
Less: Sublease rentals	156	225

Total rent expense	$26,610	$21,237

Purchase Commitments

As of March 31, 2013, we had purchase commitments with certain third party manufacturers for $143.1 million, of which $6.1 million was for yet-to-be-received finished product where title passes to us upon receipt. As of December 31, 2012, we had purchase commitments with certain third party manufacturers for $152.8 million, of which $5.9 million was for yet-to-be-received finished product where title passes to us upon receipt.

Government Tax Audit Contingencies

We are regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. In April 2013, the Brazilian government claimed we improperly reduced sales tax owed to the government by $2.8 million related to our use of government obligations purchased by us and applied as payments against the sales tax (“tax credits”) for the period April 2009 to May 2011, bringing the cumulative assessed tax to approximately $4.0 million. Penalties and interest have also been assessed at approximately $9.5 million. We believe our tax estimates are reasonable and sales tax returns, along with the utilization of the tax credits, have been properly filed and reported in our financial statements. We intend to defend our positions through litigation if necessary; however, the final outcome of tax audits and related litigation, including the assessment of potentially significant penalties and interest, is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals.

13. OPERATING SEGMENTS & GEOGRAPHIC INFORMATION

During the first quarter of 2013, we adjusted our operating segment structure for internal reports reviewed by the chief operating decision maker (“CODM”) by presenting Japan separate from the Asia Pacific segment. This change was made due to recurring amounts of substantial business activity as well as the macroeconomic environment within Japan, which resulted in the need for a regular review of Japan operating results by management and the CODM in order to better evaluate performance and allocate resources for the consolidated business. Segment information for all periods presented has been reclassified to conform to fiscal 2013 presentation.

As a result of the changes discussed above, we have four reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, Japan and Europe. We also have an “Other businesses” category which aggregates insignificant operating segments that do not meet the reportable threshold and represent manufacturing operations located in Mexico, Italy and Asia. The composition of our reportable operating segments is consistent with that used by our CODM to evaluate performance and allocate resources.

Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories to external customers as well as intersegment sales. Revenues of the “Other businesses” category are primarily made up of intersegment sales. The remaining revenues for the “Other businesses” represent non-footwear product sales to external customers. Intersegment sales are not included in the measurement of segment operating income or regularly reviewed by the CODM and are eliminated when deriving total consolidated revenues.

The primary financial measure utilized by the CODM to evaluate performance and allocate resources is segment operating income. Segment performance evaluation is based primarily on segment results without allocating corporate expenses, or indirect general, administrative and other expenses. Segment profits or losses of our reportable operating segments include adjustments to eliminate intersegment profit or losses on intersegment sales. As such, reconciling items for segment operating income represent unallocated corporate and other expenses as well as intersegment eliminations. Segment assets consist of cash and cash equivalents, accounts receivable and inventory as these balances are regularly reviewed by the CODM.

The following table sets forth information related to our reportable operating business segments during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
($ thousands)	2013	2012
Revenues:
Americas	$129,429	$117,307
Asia Pacific	90,457	67,651
Japan	30,359	34,373
Europe	61,346	52,342

Total segment revenues	311,591	271,673
Other businesses	65	125

Total consolidated revenues	$311,656	$271,798

Operating income:
Americas	$20,813	$18,616
Asia Pacific	27,103	17,905
Japan	7,560	14,156
Europe	12,671	14,098

Total segment operating income	68,147	64,775
Reconciliation of total segment operating income to income before income taxes:
Other businesses	(3,877)	(2,820)
Intersegment eliminations	15	24
Unallocated corporate and other(1)	(26,635)	(22,183)

Total consolidated operating income	37,650	39,796
Interest expense	209	47
Foreign currency transaction losses, net	2,600	4,276
Other income, net	(334)	(598)

Income before income taxes	$35,175	$36,071

Depreciation and amortization:
Americas	$2,542	$2,234
Asia Pacific	1,278	1,308
Japan	401	417
Europe	1,150	606

Total segment depreciation and amortization	5,371	4,565
Other businesses	2,117	1,543
Unallocated corporate and other(1)	2,776	2,245

Total consolidated depreciation and amortization	$10,264	$8,353

(1)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

The following table sets forth asset information related to our reportable operating business segments as of March 31, 2013 and December 31, 2012:

($ thousands)	March 31, 2013	December 31, 2012
Assets:
Americas	$163,580	$143,236
Asia Pacific	203,632	170,427
Japan	92,537	111,784
Europe	93,816	85,756

Total segment current assets	553,565	511,203
Other businesses	17,667	14,489
Unallocated corporate and other(1)	16,615	25,738
Deferred tax assets, net	5,868	6,284
Income tax receivable	8,320	5,613
Other receivables	17,621	24,821
Prepaid expenses and other current assets	27,047	24,967

Total current assets	646,703	613,115
Property and equipment, net	85,746	82,241
Intangible assets, net	61,532	59,931
Deferred tax assets, net	33,722	34,112
Other assets	49,135	40,239

Total consolidated assets	$876,838	$829,638

(1)	Corporate assets primarily consist of cash and equivalents.

14. LEGAL PROCEEDINGS

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

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and subsequently appealed the judgment. On October 30, 2012, the Court of Appeal handed down its judgment confirming the trial judge’s findings. We submitted a request to the Supreme Court seeking permission to appeal. On April 24, 2013 the Supreme Court declined to grant permission to appeal. Given that this phase of the proceedings only pertains to liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under English law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the proceedings. We expect that Spectrum will now request to move to the damages phase via a case management conference, during which the Court will provide instructions and schedules leading up to the trial on damages. Spectrum has not quantified its claim for compensation and damages and the amount will be assessed later in the proceedings. A judgment on damages could take up to 12 months.

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. CBP issued a draft audit report to which we filed comments and objections. We believe that a final report (and notice of a formal claim) will not be issued until sometime in mid-2013. CBP has provided us with preliminary projections and a draft audit report that reflect unpaid duties totaling approximately $14.3 million during the period under review. We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the preliminary projection. CBP is currently reviewing this response. It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute. Likewise, it is not possible to predict whether CBP may seek to assert a claim for penalties in addition to any loss of revenue claim.

Mexico’s Federal Tax Authority (“SAT”) audited the period from January 2006 to July 2011. There were two phases to the audit, the first for capital equipment and finished goods and the second for raw materials. The first phase was completed and no major discrepancies were noted by the SAT. On January 9, 2013, Crocs received a notice for the second phase in which the SAT issued a tax assessment (taxes and penalties) of roughly 280.0 million pesos (approximately $22.0 million) based on the value of all of Crocs’ imported raw materials during the audit period. We believe that the proposed penalty amount is unfounded and without merit. With the help of local counsel we filed an appeal by the deadline of March 15, 2013. We have argued that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT. In connection with the appeal, the SAT required us to post an appeal surety bond in the amount of roughly 321.0 million pesos (approximately $26.0 million), which amount reflects estimated additional penalties and interest if we are not successful on our appeal. This amount will be adjusted on an annual basis. We expect it to take between two and three years for resolution of this matter in the Mexican courts. It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

As of March 31, 2013, we have accrued a total of $5.9 million related to these legal matters.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements are often identified by the use of words such as “may,” “strive,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Further, these statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the risks described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent filings with the Securities and Exchange Commission. We caution the reader to carefully consider such factors. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Financial Highlights

Our business continues to experience positive results primarily from higher sales volumes and higher average shoe prices. Results for the first quarter of 2013 reflect increases in both consolidated revenues and earnings driven by balanced international growth, operational efficiency, and customer focus. The Asia Pacific segment of our business was a key component of our success during the quarter. While weather did impact consumers in North America and Europe, and Europe also dealt with ongoing macro-economic issues, we did see early signs of recovery in Japan.

The following are the more significant developments in our businesses during the three months ended March 31, 2013:

•

Revenues increased $39.9 million, or 14.7%, from the same period in 2012 to $311.7 million in 2013. Revenue growth was driven by increased sales volume and focused improvements on average footwear selling prices with new product styles as we continue to transform Crocs brand awareness into an all-season footwear brand. In addition, the Company recorded its highest monthly sales total ever in March 2013, generating over $157.0 million in revenue, which was led by record wholesale numbers.

•

Gross profit increased $21.1 million, or 14.5%, from the same period in 2012 to $165.8 million in 2013. Gross margin percentage decreased slightly by 10 basis points compared to the same period last year as we begin to offset higher average selling prices and footwear unit sales with higher product input costs through the expansion of our product line, which utilize more expensive material such as textile fabric and leather. We continue to push the industry standard in gross margins through operational efficiency and continued focus on product design and innovation. Partially offsetting this decrease in gross margin were positive impacts on gross margin through higher average pricing and footwear units sales across the globe, decreased discounting on close-out sales through our wholesale and direct-to-consumer channels and increased supply chain and manufacturing efficiency resulting in decreased expenses related to fulfillment, freight and duties as well as direct labor and overhead costs.

•

Selling, general, and administrative expenses increased $23.9 million, or 22.9%, from the same period in 2012 to $128.2 million in 2013, which consisted of $68.7 million in indirect expenses and $59.5 million in direct expenses. Selling, general, and administrative expenses continue and will continue to increase as we increase global headcount, retain and reward our current employees, increase our global retail presence and make strategic purchases to improve the operational efficiency of the Company.

•

Net income increased $0.6 million, or 2.2% from the same period in 2012 to $29.0 million in 2013 driving our basic and diluted earnings per share from $0.32 to $0.33 and $0.31 to $0.33, respectively, due to higher operating results, the repurchase of outstanding shares and to a lesser extent a lower effective tax rate.

•

We continue to fund the implementation of our customized and fully integrated operations, accounting, and finance enterprise resource planning (“ERP”) system, which is expected to launch in the first half of 2014. The introduction of the new ERP to our current environment will allow for seamless, high-quality, and compliant data across the Company. As of March 31, 2013, total costs related to the ERP implementation were $14.9 million, of which $12.9 million was capitalized and $2.0 million was expensed. We currently have $9.3 million in outstanding borrowings related to the ERP under a Master Installment Payment Agreement (“Master IPA”) with PNC Equipment Finance, LLC (“PNC”). Our total anticipated expenses to complete the ERP implementation are $25.0 million.

•	In the first quarter of 2013, we repurchased approximately 0.8 million shares at an average price of $14.99 per share for a total of value of $12.5 million, excluding related commission charges.

Remaining 2013 Outlook

In the remainder of 2013, we expect to expand on the positive trends set in the first quarter of the year as the warm weather months approach. We plan to open approximately 90 more retail stores across the globe by the end of the year as well as open new wholesale doors in order to attract new customers and retain loyalists through visual merchandising and product-driven expansion. We have multiple product launch phases anticipated throughout 2013 which will emphasize the growth of the brand and promote year-round sustainability. We continue to be an industry leader in gross margins and anticipate strong margins for the rest of year as we expand our retail doors and product lines with a focus on comfort, style and color.

In addition, we have implemented several investment strategies to drive revenue growth while improving the operational and technological efficiency of the business. We are entering the testing and development phase of our ERP implementation, which we currently expect to reduce our 2013 earnings per share by $0.08 to $0.10 per diluted share. This implementation represents the beginning of a transformational change intended to improve our operational efficiency as we adapt as a global company. We intend to improve the metrics of our retail stores by focusing on high traffic, outlet locations with an emphasis on increased size and visibility. For our internet channel, we plan to launch new web designs in certain regions complimented by suggestive selling tactics and mobile point of sale systems to better assist customers. We have begun to and plan on continuing our increase in marketing efforts through advertising and promotional sales to attract customers and retain loyalists.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,		Change
($ thousands, except per share data and average footwear selling price)	2013	2012	$		%
Revenues	$311,656	$271,798	$39,858		14.7%
Cost of sales	145,807	126,999	18,808		14.8

Gross profit	165,849	144,799	21,050		14.5
Selling, general and administrative expenses	128,199	104,290	23,909		22.9
Asset impairments	—	713	(713)		(100.0)

Income from operations	37,650	39,796	(2,146)		(5.4)
Foreign currency transaction losses, net	2,600	4,276	(1,676)		(39.2)
Other income, net	(334)	(598)	264		(44.1)
Interest expense	209	47	162		344.7

Income before income taxes	35,175	36,071	(896)		(2.5)
Income tax expense	6,214	7,725	(1,511)		(19.6)

Net income	$28,961	$28,346	$615		2.2%

Net income per common share:
Basic	$0.33	$0.32	$0.01		3.1%

Diluted	$0.33	$0.31	$0.02		6.5%

Gross margin	53.2%	53.3%	(10	)bps	(0.2)%
Operating margin	12.1%	14.6%	(250	)bps	(17.1)%
Footwear unit sales	15,291	13,646	1,645		12.1%
Average footwear selling price	$19.89	$19.22	$0.67		3.5%

Revenues. During the three months ended March 31, 2013, revenues increased $39.9 million, or 14.7%, compared to the same period in 2012, primarily due to an increase of 1.6 million, or 12.1%, in global footwear unit sales and an increase of $0.67, or 3.5%, in average footwear selling price. For the three months ended March 31, 2013, revenues from our wholesale channel increased $29.6 million, or 15.5% compared to the same period in 2012, which was primarily driven by increased wholesale sales in Americas, Asia Pacific and Europe partially offset by a decrease in Japan. Revenues from our retail channel increased $10.5 million, or 17.4% compared to the same period in 2012, primarily driven by strong demand in all four reportable segments as well as continued growth of our retail presence by opening 107 retail stores (net of store closures) within the past year. We also continue to close certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line. Revenues from our internet channel decreased $0.3 million, or 1.2%, compared to the same period in 2012. Typically, our wholesale business outperforms our consumer-direct business in the first and second quarters of the year as customers accumulate inventory for the spring and summer months. The first quarter on average represents just over 15% of retail sales for the year; therefore, we remain confident that we can achieve modest year-over-year comparable store sales growth similar to 2012 growth rates.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the three months ended March 31, 2013 decreased our revenues by $5.4 million compared to the same period in 2012. The majority of this decrease was related to the decrease in value of the Japanese Yen compared to the U.S. Dollar due to the political and macroeconomic environments in Japan.

The following table summarizes our total revenue by channel for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Change		Constant Currency Change(1)
($ thousands)	2013	2012	$	%	$	%
Channel revenues:
Wholesale:
Americas	$81,604	$69,056	$12,548	18.2%	$13,287	19.2%
Asia Pacific	69,554	51,052	18,502	36.2	17,942	35.1
Japan	22,527	27,843	(5,316)	(19.1)	(1,610)	(5.8)
Europe	46,533	42,616	3,917	9.2	4,080	9.6
Other businesses	65	125	(60)	(48.0)	(61)	(48.8)

Total Wholesale	220,283	190,692	29,591	15.5	33,638	17.6
Consumer-direct:
Retail:
Americas	35,904	35,546	358	1.0	555	1.6
Asia Pacific	19,597	15,739	3,858	24.5	3,807	24.2
Japan	5,901	4,842	1,059	21.9	2,002	41.3
Europe	9,689	4,445	5,244	118.0	5,143	115.7

Total Retail	71,091	60,572	10,519	17.4	11,507	19.0
Internet:
Americas	11,921	12,705	(784)	(6.2)	(744)	(5.9)
Asia Pacific	1,306	860	446	51.9	442	51.4
Japan	1,931	1,688	243	14.4	561	33.2
Europe	5,124	5,281	(157)	(3.0)	(173)	(3.3)

Total Internet	20,282	20,534	(252)	(1.2)	86	0.4

Total revenues:	$311,656	$271,798	$39,858	14.7%	$45,231	16.6%

(1)	Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below illustrates the overall growth in the number of our company-operated retail locations as of March 31, 2013 and 2012:

Company-operated retail locations:	March 31, 2013	Opened	Closed	March 31, 2012	Comparable store sales growth(1)
Type:
Kiosk/Store in Store	116	36	(65)	145
Retail Stores	295	116	(19)	198
Outlet Stores	136	43	(4)	97

Total	547	195	(88)	440
Geography:
Americas	203	46	(34)	191	(10.3)%
Asia Pacific	195	63	(50)	182	7.3%
Japan	46	17	—	29	(5.8)%
Europe	103	69	(4)	38	(7.3)%

Total	547	195	(88)	440	(5.2)%

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

Gross profit. During the three months ended March 31, 2013, gross profit increased $21.1 million, or 14.5%, compared to the same period in 2012, which was primarily attributable to the 12.1% increase in sales volume and a 3.5% increase in footwear average selling price. Gross margin percentage decreased slightly by 10 basis points compared to the same period last year as we begin to offset higher average selling prices and footwear unit sales with higher product input costs through the expansion of our product line, which utilize more expensive material such as textile fabric and leather. We continue to push the industry standard in gross margins through operational efficiency and continued focus on product design and innovation. Partially offsetting this decrease in gross margin were positive impacts on gross margin through higher average pricing and footwear units sales across the globe, decreased discounting on close-out sales through our wholesale and direct-to-consumer channels and increased supply chain and manufacturing efficiency resulting in decreased expenses related to fulfillment, freight and duties as well as direct labor and overhead costs.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the three months ended March 31, 2013 decreased our gross profit by $2.7 million compared to the same period in 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $23.9 million, or 22.9%, during the three months ended March 31, 2013 compared to the same period in 2012 primarily due to:

(i)	an increase of $9.2 million in salaries and related costs including variable and stock compensation, of which $3.3 million is related to our retail channel expansion, as we continued to increase global headcount and reward our current employees, as well as $1.3 million related to our ERP implementation;

(ii)	an increase of $7.3 million in rent and building related costs, of which $6.7 million is related to our retail channel expansion as we continue to increase the number of company operated retail stores;

(iii)	an increase of $5.7 million in professional service expenses, of which $3.1 million is related to our ERP implementation as we utilize the expertise of outside consultants. The remaining increase is related to various increases in outside services and contract labor related to accounting and finance functions;

(iv)	an increase of $2.7 million in marketing expenses including increased spending on advertising and promotional activity as we continue to make investments in our marketing efforts; and

(v)	the remaining difference is primarily a result of $1.0 million of net decreases in other selling, general, and administrative expenses including travel, as we continue to be conscious of operating expenses throughout the Company.

As a percentage of revenues, selling, general and administrative expenses increased 7.0%, or 270 basis points, to 41.1% during the three months ended March 31, 2013 compared to the same period in 2012 as we continue to capitalize on our revenue growth by utilizing earnings to increase our global retail presence, utilize state-of-the-art marketing techniques to expand our global brand, and upgrade our current information technology equipment and systems.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the three months ended March 31, 2013, decreased selling, general and administrative expenses by approximately $2.3 million as compared to the same period in 2012.

Asset Impairments. During the three months ended March 31, 2012, we recorded asset impairments related to certain underperforming domestic stores in the Americas segment that were unlikely to generate sufficient cash flows to fully recover the value of the stores’ assets over the remaining economic life of those assets. We did not record any asset impairments in the first quarter of 2013; however, we continue to evaluate all of our retail stores for indicators of impairment.

Foreign Currency Transaction (Gains)/Losses. The line item entitled “Foreign currency transaction (gains)/losses, net” is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the three months ended March 31, 2013, losses on foreign currency transactions decreased $1.7 million, or 39.2%, compared to the same period in 2012. This decrease is primarily due to a $4.3 million loss in the first quarter of 2012 as a result of large currency fluctuations and an increase in international business. We have since implemented a foreign currency hedging strategy and as a result, we have been able to reduce the impacts of foreign currency fluctuations on our financial statements.

Income tax (benefit) expense. During the three months ended March 31, 2013, income tax expense decreased $1.5 million resulting in a 3.7% decrease in effective tax rate compared to the same period in 2012, due to differences between accrued taxes and amounts included on statutory tax filings, the utilization of foreign tax credits on previously repatriated earnings, and statute expirations related to previously recognized uncertain tax positions. Our effective tax rate of 17.7% for the three months ended March 31, 2013 differs from the federal U.S. statutory rate primarily because of the above releases as well as differences between income tax rates between U.S. and foreign jurisdictions.

Presentation of Reportable Segments

During the first quarter of 2013, we adjusted our operating segment structure for internal reports reviewed by the chief operating decision maker (“CODM”) by presenting Japan separate from the Asia Pacific segment. This change was made due to recurring amounts of substantial business activity as well as the macroeconomic environment within Japan, which resulted in the need for a regular review of Japan operating results by management and the CODM in order to better evaluate performance and allocate resources for the consolidated business. Segment information for all periods presented has been reclassified to conform to fiscal 2013 presentation.

As a result of the changes discussed above, we have four reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, Japan and Europe. We also have an “Other businesses” category which aggregates insignificant operating segments that do not meet the reportable threshold and represent manufacturing operations located in Mexico, Italy and Asia. The composition of our reportable operating segments is consistent with that used by our CODM to evaluate performance and allocate resources.

Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories to external customers as well as intersegment sales. Revenues of the “Other businesses” category are primarily made up of intersegment sales. The remaining revenues for the “Other businesses” represent non-footwear product sales to external customers. Intersegment sales are not included in the measurement of segment operating income or regularly reviewed by the CODM and are eliminated when deriving total consolidated revenues.

The primary financial measure utilized by the CODM to evaluate performance and allocate resources is segment operating income. Segment performance evaluation is based primarily on segment results without allocating corporate expenses, or indirect general, administrative and other expenses. Segment profits or losses of our reportable operating segments include adjustments to eliminate intersegment profit or losses on intersegment sales. As such, reconciling items for segment operating income represent unallocated corporate and other expenses as well as intersegment eliminations. Segment assets consist of cash and cash equivalents, accounts receivable and inventory as these balances are regularly reviewed by the CODM.

Comparison of the Three Months Ended March 31, 2013 and 2012 by Segment

The following table sets forth information related to our reportable operating business segments for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Change		Constant Currency Change(4)
($ thousands)	2013	2012	$	%	$	%
Revenues:
Americas	$129,429	$117,307	$12,122	10.3%	$13,098	11.2%
Asia Pacific	90,457	67,651	22,806	33.7	22,191	32.8
Japan	30,359	34,373	(4,014)	(11.7)	953	2.8
Europe	61,346	52,342	9,004	17.2	9,050	17.3

Total segment revenues	311,591	271,673	39,918	14.7	45,292	16.7
Other businesses	65	125	(60)	(48.0)	(61)	(48.8)

Total consolidated revenues	$311,656	$271,798	$39,858	14.7%	$45,231	16.6%

Operating income:
Americas	$20,813	$18,616	$2,197	11.8%	$2,094	11.2%
Asia Pacific	27,103	17,905	9,198	51.4	8,933	49.9
Japan	7,560	14,156	(6,596)	(46.6)	(5,357)	(37.8)
Europe	12,671	14,098	(1,427)	(10.1)	(1,024)	(7.3)

Total segment operating income	68,147	64,775	3,372	5.2	4,646	7.2
Other businesses(1)	(3,877)	(2,820)	(1,057)	37.5	(1,003)	35.6
Intersegment eliminations	15	24	(9)	(37.5)	(9)	(37.5)
Unallocated corporate and other(2)	(26,635)	(22,183)	(4,452)	20.1	(4,441)	20.0

Total consolidated operating income(3)	$37,650	$39,796	$(2,146)	(5.4)%	$(807)	(2.0)%

(1)

During the three months ended March 31, 2013, operating losses of Other businesses increased $1.1 million compared to the same period in 2012, primarily due to a $0.8 million decrease in gross margin and a $0.3 million increase in selling, general and administrative expenses.

(2)

Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the three months ended March 31, 2013, Unallocated corporate and other expenses increased $4.5 million compared to the same period in 2012, primarily due to a $5.3 million increase in selling, general and administrative costs due to higher corporate headcount, stock and variable compensation, partially offset by a $0.8 increase in gross margin due to allocation of costs.

(3)

Please refer to our Results of Operations to reconcile total consolidated operating income to net income as segment information does not have an effect on values below total consolidated operating income.

(4)	Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

Americas Operating Segment. During the three months ended March 31, 2013, revenues from the Americas segment increased $12.1 million, or 10.3%, compared to the same period in 2012, driven by a 4.1% increase in footwear units sold and an 8.3% increase in average footwear selling price. These increases were partially offset by a $1.0 million unfavorable impact from foreign currency fluctuations driven by weakening of the Brazilian Real and Canadian Dollar against the U.S. Dollar. Revenue growth for the region was realized primarily in the wholesale channel which increased $12.5 million, or 18.2%, and in the retail channel which increased $0.4 million, or 1.0%. These channel revenue increases reflect our continued growth through wholesale partners and disciplined expansion of retail stores as we opened 12 stores net within the past year. These increases were partially offset by our internet channel which decreased $0.8 million, or 6.2%. This decrease was attributable to decreased internet traffic and conversion rates in the first quarter of 2013. Segment operating income increased $2.2 million, or 11.8%, driven mainly by the revenue increases noted above and flat segment gross margin, which was partially offset by a $4.4 million, or 11.5%, increase in selling, general, and administrative expenses resulting from the continued expansion of the retail channel and increased marketing efforts. Foreign currency fluctuations had a net negative impact of $0.3 million on gross margin and a net positive impact of $0.1 million on operating income for the Americas region.

Asia Pacific Operating Segment. During the three months ended March 31, 2013, revenues from the Asia Pacific segment increased $22.8 million, or 33.7%, compared to the same period in 2012, driven by a 25.6% increase in footwear units sold, a 7.1% increase in average footwear selling price and a $0.6 million favorable impact from foreign currency fluctuations driven by strengthening of the South African Rand and the South Korean Won against the U.S. Dollar. Revenue growth for the region was realized in all three channels as we retained strong support from our wholesale channel customers, continued to focus on disciplined expansion of our retail channel as we opened 13 stores net within the past year and implemented new, consumer-friendly webstores in various countries through our internet channel. Wholesale channel revenue increased $18.5 million, or 36.2%, and consumer-direct channel revenue increased $4.3 million, or 25.9%. Segment operating income increased $9.2 million, or 51.4%, driven mainly by the revenue increases noted above and a slight increase in gross margin, which was offset by a $4.7 million, or 20.7%, increase in selling, general, and administrative expenses resulting from the continued expansion of the retail channel and increased marketing efforts. Foreign currency fluctuations had a net positive impact of $0.4 million on gross margin and $0.3 million on operating income for the Asia Pacific region.

Japan Operating Segment. During the three months ended March 31, 2013, revenues from the Japan segment decreased $4.0 million, or 11.7%, compared to the same period in 2012, driven by a 21.7% decrease in average footwear selling price and a $5.0 million unfavorable impact from foreign currency fluctuations due to recent decreases in value of the Japanese Yen to the U.S. Dollar stemming from political and macroeconomic changes in the region. Wholesale channel revenue decreased $5.3 million, or 19.1% due to a soft market as a result of macroeconomic decline. Despite these macroeconomic conditions, our Japan segment realized growth in both consumer-direct channels including increases of $1.1 million, or 21.9%, in the retail channel and $0.2 million in the internet channel. These increases were primarily driven by a 13.0% increase in footwear units sold and our expansion of the retail channel in the region as we opened 17 stores net within the past year as well as an increased demand for internet-based sales in Japanese markets. Segment operating income decreased $6.6 million, or 46.6%, driven mainly by the revenue decrease noted above, a decrease in segment gross margin of 15.4%, or 990 basis points and a $1.0 million increase in selling, general, and administrative expenses. Foreign currency fluctuations had a net negative impact of $2.7 million on gross margin and $1.2 million on operating income for the Japan region.

Europe Operating Segment. During the three months ended March 31, 2013, revenues from the Europe segment increased $9.0 million, or 17.2%, compared to the same period in 2012, driven by a 17.0% increase in footwear units sold. This increase was partially offset by a slight decrease in average footwear selling price. Revenue growth for the region was realized primarily in the wholesale channel which increased $3.9 million, or 9.2%, and in the retail channel which increased $5.2 million, or 118.0%. These channel revenue increases reflect our continued growth through wholesale partners and disciplined expansion of retail stores as we opened 65 stores net within the past year despite challenging macroeconomic conditions in Europe. These increases were partially offset by our internet channel which decreased $0.2 million, or 3.0%. This decrease was attributable to lower internet traffic and conversion rates in the first quarter of 2013. Segment operating income decreased $1.4 million, or 10.1%, driven mainly by the revenue increases noted above and an increase in segment gross margin of 6.6%, or 340 basis points, which was offset by a $8.1 million, or 63.4%, increase in selling, general, and administrative expenses resulting primarily from increased headcount and building expenses related to the large expansion of our retail channel in the European segment, which included the addition of 65 stores net. Foreign currency fluctuations had an immaterial impact on gross margin and a net negative impact of $0.4 million on operating income for the Europe region.

Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), we present current period results below in ‘adjusted net income’, which is a non-GAAP financial measure. Adjusted net income excludes the impact of new enterprise resource planning system (“ERP”) implementation expenses and accelerated depreciation and amortization of our current ERP system.

We also present certain information related to our current period results of operations in this Item 2 through “constant currency”, which is a non-GAAP financial measure and should be viewed as a supplement to our results of operations and presentation of reportable segments under U.S. GAAP. Constant currency represents current period results that have been restated using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Management uses adjusted net income and constant currency figures to assist in comparing business trends from period to period on a consistent basis without regard to the impact of non-recurring items and foreign exchange rate fluctuations and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that these non-GAAP measures are used by, and are useful to, investors and other users of our financial statements in evaluating operating performance by providing better comparability between reporting periods because they provide an additional tool to evaluate our performance without regard to foreign currency fluctuations and non-recurring items that may not be indicative of overall business trends. They also provide a better baseline for analyzing trends in our operations. We do not suggest that investors should consider these non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.

The following table is a reconciliation of our net income, the most directly comparable U.S. GAAP measure, to non-GAAP net income:

	Three Months Ended March 31,
Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net Income:	2013	2012
GAAP net income	$28,961	$28,346
New ERP implementation (1)	1,131	—
Depreciation and amortization (2)	722	—

Non-GAAP adjusted net income	$30,814	$28,346

Non-GAAP adjusted net income per diluted share	$0.35	$0.31

(1)	This proforma adjustment in the GAAP to Non-GAAP reconciliations above represents expenses related to the implementation of a new ERP system.
(2)

This proforma adjustment in this GAAP to Non-GAAP reconciliation represents the add-back of accelerated depreciation and amortization on tangible and intangible items related to our current ERP system and supporting platforms that will no longer be utilized once the implementation of a new ERP is complete.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2013 decreased 21.1% to $232.3 million compared to $294.3 million at December 31, 2012 as we reinvest cash into the business. These reinvestments during the three months ended March 31, 2013 include $16.5 million in capital spending primarily related to our ERP implementation and global retail expansion, a $12.5 million repurchase of treasury stock, excluding related commissions, and an overall increase in cash used in operating activities to keep up with inventory demands and sales volume. We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we also have a revolving credit facility with a syndicate of lenders, including PNC Bank, N.A. (“PNC”) (further discussed below), which currently provides us with up to $100.0 million in borrowing capacity and matures in December 2017. Additional future financing may be necessary and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. Subject to certain restrictions on repurchases under our revolving credit facility, we have authorization to repurchase up to 5.5 million shares of our common stock under previous board authorizations. During the first three months of 2013, we repurchased approximately 0.8 million shares at an average price of $14.99 for an aggregate price of approximately $12.5 million, excluding related commission charges. As of March 31, 2013, we had approximately 2.8 million shares available for repurchase under our repurchase authorization. The number, price and timing of repurchases, if any, will be at our sole discretion and future repurchases will be evaluated depending on market conditions, liquidity needs and other factors.

Revolving Credit Facility

We currently have a revolving credit agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”) that allows us to draw up to $100.0 million on credit bearing interest at a variable rate and can be increased to $125.0 million, subject to certain conditions. The Credit Agreement is available for working capital, capital expenditures, permitted acquisitions, reimbursement of drawings under letters of credit, and permitted dividends, distributions, purchases, redemptions and retirements of equity interests. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. The Credit Agreement also gives us the ability to make stock repurchases up to $150.0 million per year and acquisitions up to $100.0 million per year. Borrowings under the Credit Agreement are secured by a pledge of all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and intellectual property. The Credit Agreement contains a covenant in which we must maintain an unrestricted cash balance of at least $100.0 million, subject to limitations.

We were in compliance with all restrictive financial covenants under the Credit Agreement as of March 31, 2013.

As of March 31, 2013 and December 31, 2012, we had no outstanding borrowings under the Credit Agreement. At March 31, 2013 and December 31, 2012, we had issued and outstanding letters of credit of $6.8 million and $6.4 million, respectively, which were reserved against the borrowing base.

Long-term Debt Agreement

We have entered into a Master Installment Payment Agreement (“Master IPA”) with PNC Equipment Finance, LLC (“PNC”) in which PNC will finance our purchase of software and services, which may include but are not limited to third party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. This agreement was entered into to finance the recent implementation of a new ERP system which began in October 2012 and is estimated to continue through early 2014. The terms of the agreement allow for multiple notes to be issued at fixed interest rates and payment terms based on the amount borrowed and timing of activity throughout the implementation of the ERP.

As of March 31, 2013, we had $9.3 million of long-term debt outstanding under the Master IPA through two separately executed notes. The notes bear interest rates ranging from 2.45% to 2.63% and maturities through September 2016. As of December 31, 2012, we had $6.6 million of long-term debt outstanding under the Master IPA through one executed note with an interest rate of 2.63% that matures on September 2016. Interest rates and payment terms are subject to changes as further financing occurs under the Master IPA.

Working Capital

As of March 31, 2013, accounts receivable increased $85.1 million to $177.4 million when compared to December 31, 2012, primarily due to higher wholesale channel sales in the first quarter of 2013 compared to the fourth quarter of 2012 in anticipation for spring and summer product delivery. Inventories increased $13.0 million, or 14.1%, to $177.8 million as of March 31, 2013 when compared to December 31, 2012, primarily due to wholesale order growth and higher cost new product introductions, particularly in the Americas and Asia segments and to the global increase in company-operated retail stores.

Capital Assets

During the three months ended March 31, 2013, net capital expenditures acquired, inclusive of intangible assets, increased to $16.5 million compared to $9.4 million during the same period in 2012 primarily due to the capitalization of our ERP implementation costs and leasehold improvements related to our retail store expansion and other facilities.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $261.9 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position with the exception of the expected repatriation of up to approximately $13.6 million in cash that was previously accrued for as a repatriation of 2010 foreign subsidiary earnings and approximately $25.0 million of 2012 foreign subsidiary earnings. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of March 31, 2013, we held $227.4 million of our total $232.7 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $227.4 million, $66.4 million could potentially be restricted, as described above. If the remaining $161.0 million were to be immediately repatriated to the U.S., we would be required to pay approximately $36.6 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.5 million as of March 31, 2013), through a letter of credit that was issued to Finproject S.r.l.

The following table summarizes aggregate information about our significant contractual cash obligations as of March 31, 2013:

	Payments due by period
($ thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating lease obligations(1)	$400,336	$74,851	$112,228	$74,814	$138,443
Inventory purchase obligations with third party manufacturers(2)	143,102	143,102	—	—	—
Other contracts(3)	43,234	14,174	15,847	12,311	902
Estimated liability for uncertain tax positions(4)	30,669	40	11,143	10,108	9,378
Debt obligations(5)(8)	9,685	3,228	5,165	1,292	—
Minimum licensing royalties (6)	2,880	548	1,296	691	345
Capital lease obligations(7)(8)	135	68	61	6	—

Total	$630,041	$236,011	$145,740	$99,222	$149,068

(1)

Our operating lease obligations consist of retail stores, offices, warehouses, vehicles, and equipment expiring at various dates through 2033. This balance represents the minimum cash commitment under contract to various third-parties for operating lease obligations including the effect of rent escalation clauses and deferred rent. This balance does not include certain contingent rent clauses that may require additional rental amounts based on sales volume, inventories, etc. as these amounts are not determinable for future periods.

(2)

Our inventory purchase obligations with third party manufacturers consist of open purchase orders for footwear products and includes $6.1 million in purchase commitments with certain third-party manufacturers for yet-to-be-received finished product where title passes to us upon receipt. All purchase obligations with third party manufacturers are expected to be paid within one year.

(3)	Other contracts consist of various agreements with third-party providers primarily for IT renovation and maintenance in our Niwot, CO facility and global accounting services.

(4)	Our estimated liability for uncertain tax positions are unrecognized tax benefits taken in our income tax return that would reduce our effective tax rate, if recognized.
(5)

We have entered into an agreement with PNC to finance the purchase of software and services related to a new ERP system installation, which began in October 2012 and is estimated to continue through early 2014. Our debt obligations consist of two separate notes issued under the agreement, which are due September 2016. We will continue to finance the ERP implementation as needed through the agreement.

(6)

Our minimum licensing royalties consist of usage-based payments for the right to use various licenses, trademarks and copyrights in the production of our footwear, apparel and accessories. Royalty obligations are based on minimum guarantees under contract; however, may include additional royalty obligations based on sales volume that are not determinable for future periods.

(7)

Our capital lease obligations consist of office equipment expiring at various dates through 2016. This balance represents the minimum cash commitment under contract to various third-parties for capital lease obligations.

(8)	Amounts include anticipated interest payments.

Off-Balance Sheet Arrangements

We had no material off balance sheet arrangements as of March 31, 2013.

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

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated by reference herein.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility. Borrowings under the revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three months ended March 31, 2013, the maximum amount borrowed under the revolving credit facility was $5.0 million and the average amount of borrowings outstanding was $0.5 million. As of March 31, 2013, there were no borrowings outstanding under the revolving credit facility.

If the prevailing market interest rates relative to these borrowings increased by 10% during the three months ended March 31, 2013, our interest expense would not have increased materially. Fluctuations in the prevailing market interest rates earned on our cash and cash equivalents and restricted cash balances during the three months ended March 31, 2013, would have had an immaterial impact on the condensed consolidated statements of income.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase of 1% in value of the U.S. dollar relative to foreign currencies would have decreased income before taxes during the three months ended March 31, 2013 by approximately $1.7 million. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the three months ended March 31, 2013 and 2012.

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

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at March 31, 2013 and December 31, 2012. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

($ thousands)	March 31, 2013	December 31, 2012
Foreign currency exchange forward contracts by currency:
Japanese Yen	$119,623	$112,500
Euro	7,079	5,159
Australian Dollar	4,166	4,178
Mexican Peso	11,904	11,400
Pound Sterling	10,054	8,742
New Zealand Dollar	1,866	1,137
Swedish Krona	2,401	—
Singapore Dollar	6,639	—

Total notional value, net	$163,732	$143,116

Latest maturity date	December 2015	December 2015

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2013 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

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

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and subsequently appealed the judgment. On October 30, 2012, the Court of Appeal handed down its judgment confirming the trial judge’s findings. We submitted a request to the Supreme Court seeking permission to appeal. On April 24, 2013 the Supreme Court declined to grant permission to appeal. Given that this phase of the proceedings only pertains to liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under English law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the proceedings. We expect that Spectrum will now request to move to the damages phase via a case management conference, during which the Court will provide instructions and schedules leading up to the trial on damages. Spectrum has not quantified its claim for compensation and damages and the amount will be assessed later in the proceedings. A judgment on damages could take up to 12 months.

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. CBP issued a draft audit report to which we filed comments and objections. We believe that a final report (and notice of a formal claim) will not be issued until sometime in mid-2013. CBP has provided us with preliminary projections and a draft audit report that reflect unpaid duties totaling approximately $14.3 million during the period under review. We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the preliminary projection. CBP is currently reviewing this response. It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute. Likewise, it is not possible to predict whether CBP may seek to assert a claim for penalties in addition to any loss of revenue claim.

Mexico’s Federal Tax Authority (“SAT”) audited the period from January 2006 to July 2011. There were two phases to the audit, the first for capital equipment and finished goods and the second for raw materials. The first phase was completed and no major discrepancies were noted by the SAT. On January 9, 2013, Crocs received a notice for the second phase in which the SAT issued a tax assessment (taxes and penalties) of roughly 280 million pesos (approximately $22.0 million) based on the value of all of Crocs’ imported raw materials during the audit period. We believe that the proposed penalty amount is unfounded and without merit. With the help of local counsel we filed an appeal by the deadline of March 15, 2013. We have argued that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT. In connection with the appeal, the SAT required us to post an appeal surety bond in the amount of roughly 321 million pesos (approximately $26.0 million), which amount reflects estimated additional penalties and interest if we are not successful on our appeal. This amount will be adjusted on an annual basis. We expect it to take between two and three years for resolution of this matter in the Mexican courts. It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans Programs (1)
January 1, 2013—January 31, 2013	547,296	$14.99	547,296	3,045,164
February 1, 2013—February 28, 2013	286,388	15.03	286,388	2,758,776
March 1, 2013—March 31, 2013	—	—	—	2,758,776

Total	833,684	$14.99	833,684	2,758,776

(1)

On November 1, 2007 and April 14, 2008, our Board of Directors approved an authorization to repurchase up to 1.0 million shares and 5.0 million shares, respectively, of our common stock. As of March 31, 2013, approximately 2.8 million shares remained available for repurchase under our share repurchase authorization. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The repurchase authorization maybe be modified, suspended or discontinued at any time.

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

CROCS, INC.

Date: April 29, 2013	By:	/s/ Jeffrey J. Lasher
Name: Jeffrey J. Lasher
Title: Senior Vice President-Finance and Chief Financial Officer