Form 10-Q
period 2013-06-30
Crocs, Inc.
filed 2013-07-30
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

(Address, including zip code, of registrant’s principal executive offices)

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

As of July 25, 2013, Crocs, Inc. had 91,592,995 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.

Form 10-Q

Quarter Ended June 30, 2013

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ thousands, except per share data)	2013	2012	2013	2012
Revenues	$363,827	$330,942	$675,483	$602,740
Cost of sales	162,960	134,857	308,767	261,856
Gross profit	200,867	196,085	366,716	340,884
Selling, general and administrative expenses	150,246	124,718	278,445	229,009
Asset impairment	202	106	202	819
Income from operations	50,419	71,261	88,069	111,056
Foreign currency transaction (gains) losses, net	814	(1,627)	3,414	2,649
Interest income	(517)	(549)	(823)	(907)
Interest expense	266	132	475	179
Other (income) expense, net	195	(520)	167	(761)
Income before income taxes	49,661	73,825	84,836	109,896
Income tax expense	14,305	12,301	20,519	20,026
Net income	$35,356	$61,524	$64,317	$89,870
Net income per common share (Note 11):
Basic	$0.40	$0.68	$0.73	$1.00
Diluted	$0.40	$0.68	$0.72	$0.99

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ thousands)	2013	2012	2013	2012
Net income	$35,356	$61,524	$64,317	$89,870
Other comprehensive income (loss):
Foreign currency translation	(6,250)	(11,523)	(10,567)	(4,445)
Reclassification of cumulative foreign exchange translation adjustments to net income, net of tax of $0, $0, $(3), and $7, respectively	—	—	299	(658)
Total comprehensive income	$29,106	$50,001	$54,049	$84,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
($ thousands, except number of shares)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$289,354	$294,348
Accounts receivable, net of allowances of $16,918 and $13,315, respectively	162,263	92,278
Inventories	160,763	164,804
Deferred tax assets, net	5,628	6,284
Income tax receivable	12,307	5,613
Other receivables	17,293	24,821
Prepaid expenses and other current assets	31,051	24,967
Total current assets	678,659	613,115
Property and equipment, net	88,770	82,241
Intangible assets, net	64,082	59,931
Deferred tax assets, net	33,283	34,112
Other assets	54,167	40,239
Total assets	$918,961	$829,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,666	$63,976
Accrued expenses and other current liabilities	90,963	81,371
Deferred tax liabilities, net	2,388	2,405
Income taxes payable	25,363	8,147
Current portion of long-term borrowings and capital lease obligations	3,031	2,039
Total current liabilities	198,411	157,938
Long term income tax payable	32,129	36,343
Long-term borrowings and capital lease obligations	6,899	4,596
Other liabilities	13,913	13,361
Total liabilities	251,352	212,238

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 91,565,533 and 88,345,143 shares issued and outstanding, respectively, at June 30, 2013 and 91,047,297 and 88,662,845 shares issued and outstanding, respectively, at December 31, 2012	92	91
Treasury stock, at cost, 3,220,390 and 2,384,452 shares, respectively	(56,343)	(44,214)
Additional paid-in capital	316,111	307,823
Retained earnings	398,329	334,012
Accumulated other comprehensive income	9,420	19,688
Total stockholders’ equity	667,609	617,400
Total liabilities and stockholders’ equity	$918,961	$829,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
($ thousands)	2013	2012
Cash flows from operating activities:
Net income	$64,317	$89,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,522	17,257
Unrealized loss on foreign exchange, net	1,392	4,892
Provision for doubtful accounts, net	1,340	1,563
Share-based compensation	7,540	6,129
Other non-cash items	935	1,197
Changes in operating assets and liabilities:
Accounts receivable	(75,124)	(50,762)
Inventories	(923)	(38,163)
Prepaid expenses and other assets	(13,460)	(16,115)
Accounts payable	12,385	(545)
Accrued expenses and other liabilities	12,551	17,552
Income taxes	6,266	16,847
Cash provided by operating activities	37,741	49,722
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(19,676)	(16,312)
Proceeds from disposal of property and equipment	545	319
Cash paid for intangible assets	(11,833)	(4,501)
Restricted cash	(1,295)	(654)
Cash used in investing activities	(32,259)	(21,148)
Cash flows from financing activities:
Proceeds from bank borrowings	14,572	89,505
Repayment of bank borrowings and capital lease obligations	(11,334)	(90,578)
Issuances of common stock	1,439	1,531
Purchase of treasury stock	(12,533)	—
Repurchase of common stock for tax withholding	(256)	(493)
Cash used in financing activities	(8,112)	(35)
Effect of exchange rate changes on cash	(2,364)	(7,299)
Net decrease in cash and cash equivalents	(4,994)	21,240
Cash and cash equivalents—beginning of period	294,348	257,587
Cash and cash equivalents—end of period	$289,354	$278,827
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$525	$273
Income taxes	$10,658	$10,551
Supplemental disclosure of non-cash, investing, and financing activities:
Assets acquired under capitalized leases	$61	$—
Accrued purchases of property and equipment	$2,715	$1,762
Accrued purchases of intangibles	$1,803	$397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

Organization - Crocs, Inc. and its subsidiaries (collectively the “Company,” “we,” “our” or “us”) are engaged in the design, development, manufacturing, marketing and distribution of footwear, apparel and accessories for men, women and children.

Basis of Presentation & Summary of Significant Accounting Policies - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, these statements do not include all of the information and disclosures required by GAAP or SEC rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in Note 1 — “Organization and Summary of Significant Accounting Policies” to the consolidated financial statements in the 2012 Form 10-K.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales returns and discounts, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, useful lives assigned to long-lived assets, depreciation and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to threatened or pending legal and tax matters (see Note 12 — “Commitments & Contingencies” and Note 14 — “Legal Proceedings”). Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss.

Noncontrolling Interests - As of June 30, 2013, all of our subsidiaries were, in substance, wholly owned.

Accumulated Other Comprehensive Income - Activity within our accumulated other comprehensive income (“AOCI”) balance consists solely of gains and losses resulting from the translation of foreign subsidiary financial statements to our reporting currency. Foreign currency translation resulting in changes to other comprehensive income and related reclassification adjustments are presented net of tax effects on the condensed consolidated statements of other comprehensive income. Foreign currency reclassification adjustments are included within the line item entitled ‘Foreign currency transaction gains (losses), net’ on the condensed consolidated statements of income.

Recently Adopted Accounting Standards

In March 2013, the FASB issued ASU No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU No. 2013-05”). This pronouncement provides clarification around the release of any cumulative translation adjustment related to when the parent ceases to have controlling financial interest in a business or group of assets held within a foreign entity. This pronouncement was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. The Company adopted the provisions of ASU No. 2013-05 for its fiscal year beginning January 1, 2013. The provisions of ASU No. 2013-05 did not have a material impact on to the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”). This pronouncement provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. The Company will adopt the provisions of ASU No. 2013-11 on January 1, 2014. We do not anticipate the provisions of ASU No. 2013-11 to have a material impact on to the Company’s condensed consolidated financial statements.

2. INVENTORIES

The following table summarizes inventories by major classification as of June 30, 2013 and December 31, 2012:

($ thousands)	June 30, 2013	December 31, 2012
Finished goods	$149,045	$155,833
Work-in-progress	720	911
Raw materials	10,998	8,060
Inventories	$160,763	$164,804

3. PROPERTY & EQUIPMENT

The following table summarizes property and equipment by major classification as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
($ thousands)	2013	2012
Machinery and equipment	$70,704	$68,713
Leasehold improvements	96,530	88,653
Furniture, fixtures and other	23,872	20,827
Construction-in-progress	9,465	8,766
Property and equipment, gross (1)	200,571	186,959
Less: Accumulated depreciation (2)	(111,801)	(104,718)
Property and equipment, net	$88,770	$82,241

(1)         Includes $0.2 million and $0.1 million of certain equipment held under capital leases and classified as equipment as of June 30, 2013 and December 31, 2012, respectively.

(2)         Includes $0.1 million and $0.1 million of accumulated depreciation related to certain equipment held under capital leases as of June 30, 2013 and December 31, 2012, respectively, which are depreciated using the straight-line method over the lease term.

During the three months ended June 30, 2013 and 2012, we recorded $5.9 million and $6.0 million, respectively, in depreciation expense of which $0.8 million and $1.1 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income. During the six months ended June 30, 2013 and 2012, we recorded $12.0 million and $11.5 million, respectively, in depreciation expense of which $1.6 million and $2.6 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income.

We periodically evaluate all of our long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. During the three and six months ended June 30, 2013, we recorded $0.2 million of asset impairment charges related to certain underperforming domestic stores in the Americas segment that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over the remaining economic life of those assets. During the three and six months ended June 30, 2012, we recorded $0.1 million and $0.8 million, respectively, of asset impairment charges related to certain underperforming domestic stores in the Americas segment that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over the remaining economic life of those assets.

4. GOODWILL & INTANGIBLE ASSETS

The following table summarizes the goodwill and identifiable intangible assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013					December 31, 2012
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$99,339	(1)	$(41,774	)(2)	$57,565	$87,426	(1)	$(33,933	)(2)	$53,493
Customer relationships	6,858		(6,193)		665	7,145		(6,222)		923
Patents, copyrights, and trademarks	6,428		(3,852)		2,576	6,161		(3,522)		2,639
Core technology	4,622		(4,622)		—	4,856		(4,856)		—
Other	1,485		(1,002)		483	670		(636)		34
Total finite lived intangible assets	118,732		(57,443)		61,289	106,258		(49,169)		57,089
Indefinite lived intangible assets	102		—		102	113		—		113
Goodwill	2,691		—		2,691	2,729		—		2,729
Intangible assets	$121,525		$(57,443)		$64,082	$109,100		$(49,169)		$59,931

(1)         Includes $4.1 million of software held under a capital lease classified as capitalized software as of June 30, 2013 and December 31, 2012.

(2)         Includes $1.6 million and $1.3 million of accumulated amortization of software held under a capital lease as of June 30, 2013 and December 31, 2012, respectively, which is amortized using the straight-line method over the useful life.

During the three months ended June 30, 2013 and 2012, amortization expense recorded for intangible assets with finite lives was $4.4 million and $3.0 million, respectively, of which $1.6 million and $0.8 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income. During the six months ended June 30, 2013 and 2012, amortization expense recorded for intangible assets with finite lives was $8.5 million and $5.8 million, respectively, of which $3.2 million and $1.6 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income.

The following table summarizes estimated future annual amortization of intangible assets as of June 30, 2013:

Amortization
Fiscal years ending December 31,	($ thousands)
Remainder of 2013	$10,995
2014	11,243
2015	11,130
2016	11,091
2017	10,895
Thereafter	5,935
Total	$61,289

5. ACCRUED EXPENSES & OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
($ thousands)	2013	2012
Accrued compensation and benefits	$22,789	$19,714
Professional services	16,370	13,588
Sales/use and VAT tax payable	15,982	12,444
Fulfillment, freight and duties	15,414	8,621
Accrued rent and occupancy	11,291	10,226
Entrusted loan payable(1)	—	7,943
Other(2)	9,117	8,835
Total accrued expenses and other current liabilities	$90,963	$81,371

(1)         A corresponding entrusted loan receivable of $7.9 million is recorded in ‘Prepaid expenses and other current assets’ as of December 31, 2012 as amounts are related to our subsidiaries in China. The entrusted loan was paid in full during the second quarter of 2013 and as such, the entrusted loan payable, and corresponding receivable, was removed from the balance sheet as of June 30, 2013.

(2)         The amounts in ‘Other’ consist of various accrued expenses and no individual item accounted for more than 5% of the total balance at June 30, 2013 or December 31, 2012.

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables summarize the financial instruments required to be measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value as of June 30, 2013
	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets or liabilities	inputs	inputs
($ thousands)	(Level 1)	(Level 2)	(Level 3)	Total	Balance Sheet Classification
Cash equivalents	$79,837	$—	$—	$79,837	Cash and cash equivalents
Derivative assets:
Foreign currency contracts	—	14,879	—	14,879	Prepaid expenses and other current assets and other assets

Derivative liabilities:
Foreign currency contracts	$—	$295	$—	$295	Accrued expense and other current liabilities

	Fair Value as of December 31, 2012
	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets or liabilities	inputs	inputs
($ thousands)	(Level 1)	(Level 2)	(Level 3)	Total	Balance Sheet Classification
Cash equivalents	$14,800	$—	$—	$14,800	Cash and cash equivalents
Derivative assets:
Foreign currency contracts	—	5,548	—	5,548	Prepaid expenses and other current assets and other assets

Derivative liabilities:
Foreign currency contracts	$—	$295	$—	$295	Accrued expense and other current liabilities

Non-Recurring Fair Value Measurements

The majority of our non-financial instrument assets, which include inventories, property and equipment and intangible assets, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment and the carrying value is not recoverable, the carrying value would be adjusted to the lower of its cost or fair value and an impairment charge would be recorded.

7. DERIVATIVE FINANCIAL INSTRUMENTS

We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. We have entered into foreign currency exchange forward contracts and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. We do not designate these derivative instruments as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these instruments are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in ‘Foreign currency transaction (gains) losses, net’ in our condensed consolidated statements of income. For purposes of the condensed consolidated statement of cash flows, we classify the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within ‘Cash provided by (used in) operating activities’. See Note 6 — “Fair Value Measurements” for further details regarding the fair values of the corresponding derivative assets and liabilities.

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at June 30, 2013 and December 31, 2012. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	June 30,	December 31,
($ thousands)	2013	2012
Foreign currency exchange forward contracts by currency:
Japanese Yen	$117,250	$112,500
Pound Sterling	15,945	8,742
Mexican Peso	15,007	11,400
Singapore Dollar	9,000	—
Euro	4,854	5,159
Australian Dollar	4,271	4,178
Russian Ruble	4,036	—
Swedish Krona	1,989	—
New Zealand Dollar	1,756	1,137
South African Rand	1,741	—
Hong Kong Dollar	902	—
Total notional value, net	$176,751	$143,116

Latest maturity date	December 2015	December 2015

The following table presents the amounts affecting the consolidated statements of income from derivative instruments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,		Location of (Gain) Loss Recognized in Income
($ thousands)	2013	2012	2013	2012	on Derivatives
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards(1)	$(710)	$4,287	$(10,651)	$2,184	Foreign currency transaction (gains) losses, net

(1)         For the three and six months ended June 30, 2013, the net gains of $0.7 million and $10.7 million, respectively, associated with our foreign currency exchange forwards were offset by net unrealized and realized losses resulting from foreign currency transactions of $1.5 million and $14.1 million, respectively, resulting in net foreign currency transaction losses of $0.8 million and $3.4 million, respectively. For the three months ended June 30, 2012, the net loss of $4.3 million associated with our foreign currency exchange forwards was offset by net unrealized and realized gains resulting from foreign currency transactions of $5.9 million resulting in a net foreign currency transaction gain of $1.6 million. For the six months ended June 30, 2012, the net loss of $2.2 million associated with our foreign currency exchange forwards and net loss of $0.4 million associated with net unrealized and realized gains resulting from foreign currency transactions resulting in a net foreign currency transaction loss of $2.6 million.

8. BANK BORROWINGS & CAPITAL LEASE OBLIGATIONS

Bank borrowings and capital lease obligations as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30,	December 31,
($ thousands)	2013	2012
Bank borrowings(1)	$9,834	$6,582
Capital lease obligations for equipment bearing interest rates ranging from 5.3% to 73.3% and maturities through 2016	96	53
Total bank borrowings and capital lease obligations	$9,930	$6,635

(1)         Bank borrowings represent the outstanding debt balance related to three separate notes payable issued by PNC Equipment Finance, LLC (“PNC”) related to our ERP implementation. The first note payable was issued on December 10, 2012 for software licenses and support with a face value of $6.6 million due September 2016 with fixed quarterly payments of $0.4 million, including stated interest at 2.63%. The second note payable was issued on March 25, 2013 for software maintenance and consulting services with a face value of $3.1 million due September 2016 with fixed quarterly payments of $0.2 million, including stated interest at 2.45%. The third note payable was issued on June 25, 2013 for software maintenance and consulting services with a face value of $2.4 million due March 2017 with fixed quarterly payments of $0.2 million, including stated interest at 2.79%.

Revolving Credit Facility

On June 12, 2013, we entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders, pursuant to which certain terms of the Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) dated December 16, 2011, were amended. The Second Amendment, among other things, amends certain restrictive covenants to be more favorable to the Company, including the leverage ratio.

As of June 30, 2013 and December 31, 2012, we had no outstanding borrowings under the Credit Agreement. As of June 30, 2013 and December 31, 2012, we had issued and outstanding letters of credit of $7.0 million and $6.4 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of June 30, 2013, we were in compliance with all restrictive financial and other covenants under the Credit Agreement.

9. SHARE-BASED COMPENSATION

Options granted generally vest over four years with the first year vesting on a cliff basis followed by monthly vesting for the remaining three years. Restricted stock awards (“RSA”) and restricted stock units (“RSU”) granted generally vest over three or four years depending on the terms of the grant. Share-based compensation expense is recognized on a straight-line basis over the applicable vesting period and is recognized in the ‘Cost of sales’ and ‘Selling, general and administrative expenses’ line items in the condensed consolidated statements of income. During the three months ended June 30, 2013 and 2012, $4.0 million and $4.0 million, respectively, of share-based compensation expense was recorded of which $0.2 million and $0.6 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income. During the six months ended June 30, 2013 and 2012, $7.5 million and $6.1 million, respectively, of share-based compensation expense was recorded of which $0.1 million and $1.0 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income.

Stock Options

The following table summarizes the stock option activity for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Options	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at March 31, 2013 and 2012, respectively, and December 31, 2012 and 2011, respectively	2,540,677	$13.24	3,150,144	$12.07	2,621,686	$13.03	3,331,031	$11.91
Granted	77,500	16.52	72,500	16.16	157,000	15.90	113,900	17.17
Exercised	(106,781)	7.82	(179,250)	4.88	(204,090)	7.05	(285,444)	5.36
Forfeited or expired	(141,311)	16.00	(68,781)	17.63	(204,511)	16.81	(184,874)	16.20
Outstanding at June 30	2,370,085	$13.42	2,974,613	$12.48	2,370,085	$13.42	2,974,613	$12.48

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

During the three months ended June 30, 2013 and 2012, the Board of Directors approved RSU grants of 0.2 million and an immaterial amount of shares, respectively, of which immaterial amounts were granted to certain executives as part of our performance incentive program. During the six months ended June 30, 2013 and 2012, the Board of Directors approved RSU grants of 1.6 million and 0.9 million, respectively, of which 0.7 million and 0.4 million, respectively, were granted to certain executives as part of our performance incentive program. Half of these performance incentive program grants vest ratably on each of the first three anniversaries of the grant date; 25% will vest upon achievement of certain performance metrics; and the remaining 25% will vest one year from the date upon which certain performance metrics are achieved. If actual performance metrics exceed the targeted performance metrics by a predetermined amount, the executives are eligible to receive up to 200% of the performance-based portion of their award. During the three months ended June 30, 2013 and 2012, $3.0 million and $2.1 million, respectively, of share-based compensation expense related to RSUs were recorded. During the six months ended June 30, 2013 and 2012, $6.0 million and $3.3 million, respectively, of share-based compensation expense related to RSUs were recorded.

The following table summarizes the RSA activity for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2013 and 2012, respectively, and December 31, 2012 and 2011, respectively	327,503	$13.22	518,346	$12.00	355,509	$13.37	571,175	$11.87
Granted	21,590	16.56	18,813	16.48	21,590	16.56	18,813	16.48
Vested	(61,006)	12.68	(144,499)	8.48	(78,212)	14.57	(179,478)	8.71
Forfeited or expired	—	—	(9,250)	12.51	(10,800)	12.51	(27,100)	12.51
Outstanding at June 30	288,087	$13.32	383,410	$13.53	288,087	$13.32	383,410	$13.53

The following table summarizes the RSU activity for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2013 and 2012, respectively, and December 31, 2012 and 2011, respectively	2,449,544	$17.06	1,576,561	$21.28	1,414,661	$20.61	711,980	$23.43
Granted	157,097	15.88	13,500	16.10	1,563,114	15.04	888,559	19.42
Vested	(92,297)	25.35	(105,241)	24.48	(286,984)	22.53	(105,241)	24.48
Forfeited or expired	(58,330)	16.89	(19,105)	21.82	(234,777)	22.27	(29,583)	21.27
Outstanding at June 30	2,456,014	$16.72	1,465,715	$21.00	2,456,014	$16.72	1,465,715	$21.00

10. INCOME TAXES

During the three months ended June 30, 2013, we recognized an income tax expense of $14.3 million on pre-tax income of $49.7 million, representing an effective income tax benefit rate of 28.8% compared to an income tax expense of $12.3 million on pre-tax income of $73.8 million, representing an effective income tax rate of 16.7% for the same period in 2012. During the six months ended June 30, 2013, we recognized an income tax expense of $20.5 million on pre-tax income of $84.8 million, representing an effective income tax benefit rate of 24.2% compared to an income tax expense of $20.0 million on pre-tax income of $109.9 million, representing an effective income tax rate of 18.2% for the same period in 2012.

The increase in effective tax rate compared to the same period in 2012 is primarily the result of a shift of profits from lower tax jurisdictions to higher tax jurisdictions, losses recorded in tax jurisdictions for which no tax benefits are being recorded, and true-ups between accrued taxes and amounts included on statutory tax filings. Our effective tax rates for all periods presented also differ from the federal U.S. statutory rate due to differences between income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $27.9 million at June 30, 2013 and $31.9 million at December 31, 2012.

11. EARNINGS PER SHARE

The following table illustrates the basic and diluted earnings per share (“EPS”) computations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
($ thousands, except share and per share data)	2013	2012	2013	2012
Numerator
Net income attributable to common stockholders	$35,356	$61,524	$64,317	$89,870
Less: income allocated to participating securities	(127)	(330)	(243)	(514)
Net income attributable to common stockholders - basic and diluted	$35,229	$61,194	$64,074	$89,356
Denominator
Weighted average common shares outstanding - basic	87,864,761	89,519,166	87,822,911	89,412,872
Plus: dilutive effect of stock options and unvested restricted stock units	972,367	1,094,430	945,162	1,137,091
Weighted average common shares outstanding - diluted	88,837,128	90,613,596	88,768,073	90,549,963
Net income attributable per common share:
Basic	$0.40	$0.68	$0.73	$1.00
Diluted	$0.40	$0.68	$0.72	$0.99

For the three and six months ended June 30, 2013, approximately 1.5 million and 1.7 million, respectively, options and RSUs in total were not included in the calculation of diluted EPS as their effect would have been anti-dilutive. For the three and six months ended June 30, 2012, approximately 1.5 million and 1.3 million, respectively, options and RSUs in total were not included in the calculation of diluted EPS as their effect would have been anti-dilutive.

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. Subject to certain restrictions on repurchases under our revolving credit facility, we have authorization to repurchase up to 6.0 million shares of our common stock under previous board authorizations. For the three months ended June 30, 2013, we did not repurchase any shares associated with a publicly-announced repurchase plan. For the six months ended June 30, 2013, we repurchased approximately 0.8 million shares at an average price of $14.99 for an aggregate price of approximately $12.5 million excluding related commission charges, under a publicly-announced repurchase plan. As of June 30, 2013, we had approximately 2.8 million shares available for repurchase under our repurchase authorization. The number, price and timing of repurchases, if any, will be at our sole discretion and future repurchases will be evaluated depending on market conditions, liquidity needs and other factors.

12. COMMITMENTS & CONTINGENCIES

Rental Commitments and Contingencies

We rent space for certain of our retail stores, offices, warehouses, vehicles, and equipment under operating leases expiring at various dates through 2033. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the lease term. Deferred rent is included in the condensed consolidated balance sheets in ‘Accrued expenses and other current liabilities.’

The following table summarizes the composition of rent expense under operating leases for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Minimum rentals	$24,776	$20,444	$49,044	$39,721
Contingent rentals	7,148	6,569	9,644	8,746
Less: Sublease rentals	(156)	(224)	(310)	(441)
Total rent expense	$31,768	$26,789	$58,378	$48,026

Purchase Commitments

As of June 30, 2013, we had purchase commitments with certain third party manufacturers for $98.4 million, of which $6.8 million was for yet-to-be-received finished product where title passes to us upon receipt. As of December 31, 2012, we had purchase commitments with certain third party manufacturers for $152.8 million, of which $5.9 million was for yet-to-be-received finished product where title passes to us upon receipt.

Government Tax Audits

We are regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years.

In April 2013, the State of Sao Paulo, Brazil government (“Brazil”) assessed sales taxes, interest and penalties for the period April 2009 to May 2011. We had previously tendered these taxes using Brazil obligations purchased at a discount from third parties.  On May 22, 2013, we applied for amnesty in order to receive a significant reduction in penalties and interest, agreed to amend our 2009 through 2012 tax returns to remove the Brazil obligations, and agreed to settle the assessment in cash to Brazil. In June 2013, cash payment was made to Brazil, in full satisfaction of the Brazil assessment. Brazil is making court-ordered payments to holders of the Brazil obligations along with accrued interest.   The Company anticipates that the Brazil obligations (plus accrued interest) will be paid by Brazil in accordance with the court-orders.  The Company is carrying the Brazil obligations at the original discounted cost to the Company and intends to hold the Brazil obligations until paid by Brazil. The net impact of the above is a $6.1 million charge to operating income, and the carrying balance of the Brazil obligations in investments is $3.5 million.

The Company is currently undergoing a tax audit in Canada. We recently received an economic report on certain transfer pricing items from the Canadian tax authorities. While the audit is in its preliminary stages, we believe the results of the economic report to be overstated and intend to assert that any amount due to the Canadian tax authorities is substantially less than reflected in the economic report provided. We expect the resolution of this matter to be long term in nature if assessments and appeals are necessary. We intend to defend our position through litigation if necessary, however, the final outcome of tax audits and related litigation, including the assessment of potentially significant penalties and interest, is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals and could have a material adverse impact on our financial position, results of operations or cash flows.

13. OPERATING SEGMENTS & GEOGRAPHIC INFORMATION

During the first quarter of 2013, we adjusted our operating segment structure for internal reports reviewed by the chief operating decision maker (“CODM”) by presenting Japan separate from the Asia Pacific segment. This change was made due to recurring amounts of substantial business activity as well as the macroeconomic environment within Japan, which resulted in the need for a regular review of Japan operating results by management and the CODM in order to better evaluate performance and allocate resources for the consolidated business. Segment information for all periods presented has been reclassified to conform to the fiscal 2013 presentation.

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

The following table sets forth information related to our reportable operating business segments during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ thousands)	2013	2012	2013	2012
Revenues:
Americas	$146,255	$134,611	$275,684	$251,918
Asia Pacific	111,832	91,625	202,289	159,276
Japan	45,472	55,232	75,831	89,605
Europe	60,170	49,427	121,516	101,769
Total segment revenues	363,729	330,895	675,320	602,568
Other businesses	98	47	163	172
Total consolidated revenues	$363,827	$330,942	$675,483	$602,740

Operating income:
Americas(1)	$23,005	$31,038	$43,818	$49,689
Asia Pacific	35,685	29,569	62,788	47,474
Japan	17,463	26,511	25,023	40,667
Europe	11,657	12,103	24,328	26,201
Total segment operating income	87,810	99,221	155,957	164,031
Reconciliation of total segment operating income to income before income taxes:
Other businesses	(5,535)	(2,875)	(9,412)	(5,731)
Intersegment eliminations	15	15	30	39
Unallocated corporate and other(2)	(31,871)	(25,100)	(58,506)	(47,283)
Total consolidated operating income	50,419	71,261	88,069	111,056
Foreign currency transaction (gains) losses, net	814	(1,627)	3,414	2,649
Interest income	(517)	(549)	(823)	(907)
Interest expense	266	132	475	179
Other (income) expense, net	195	(520)	167	(761)
Income before income taxes	$49,661	$73,825	$84,836	$109,896

Depreciation and amortization:
Americas	$2,431	$2,948	$4,973	$5,183
Asia Pacific	1,200	994	2,478	2,303
Japan	375	481	776	899
Europe	1,281	685	2,431	1,292
Total segment depreciation and amortization	5,287	5,108	10,658	9,677
Other businesses	2,123	1,517	4,240	3,061
Unallocated corporate and other(2)	2,848	2,279	5,624	4,519
Total consolidated depreciation and amortization	$10,258	$8,904	$20,522	$17,257

(1)         Includes $0.2 million for each of the three and six months ended June 30, 2013 and $0.1 million and $0.8 million for each of the three and six months ended June 30, 2012, respectively, of asset impairment charges related to certain underperforming retail locations.

(2)        Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

The following table sets forth asset information related to our reportable operating business segments as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
($ thousands)	2013	2012
Assets:
Americas	$141,117	$143,236
Asia Pacific	219,299	170,426
Japan	89,515	111,785
Europe	121,076	85,756
Total segment current assets	571,007	511,203
Other businesses	19,536	14,489
Unallocated corporate and other(1)	21,837	25,738
Deferred tax assets, net	5,628	6,284
Income tax receivable	12,307	5,613
Other receivables	17,293	24,821
Prepaid expenses and other current assets	31,051	24,967
Total current assets	678,659	613,115
Property and equipment, net	88,770	82,241
Intangible assets, net	64,082	59,931
Deferred tax assets, net	33,283	34,112
Other assets	54,167	40,239
Total consolidated assets	$918,961	$829,638

(1)         Corporate assets primarily consist of cash and equivalents.

14. LEGAL PROCEEDINGS

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit.  We and those current and former officers and directors named as defendants have entered into a Stipulation of Settlement with the plaintiffs that would, if approved by the United States District Court for the District of Colorado, resolve all claims asserted against us by the plaintiffs on behalf of the putative class, and plaintiffs’ appeal would be dismissed. Our independent auditor is not a party to the Stipulation of Settlement. The Stipulation of Settlement is subject to customary conditions, including preliminary court approval, and final court approval following notice to shareholders. If the settlement becomes final, all amounts required by the settlement will be paid by our insurers. There can be no assurance that the settlement will be finally approved by the District Court, or that approval by the District Court will, if challenged, be upheld by the Tenth Circuit.

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

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. CBP issued a draft audit report to which we filed comments and objections.  We believe that a final report (and notice of a formal claim) will not be issued until sometime in the second half of 2013.  CBP has provided us with preliminary projections and a draft audit report that reflect unpaid duties totaling approximately $14.3 million during the period under review. We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the preliminary projection.  CBP is currently reviewing this response.  It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute. Likewise, it is not possible to predict whether CBP may seek to assert a claim for penalties in addition to any loss of revenue claim.

Mexico’s Federal Tax Authority (“SAT”) audited the period from January 2006 to July 2011.  There were two phases to the audit, the first for capital equipment and finished goods and the second for raw materials.  The first phase was completed and no major discrepancies were noted by the SAT.  On January 9, 2013, Crocs received a notice for the second phase in which the SAT issued a tax assessment (taxes and penalties) of roughly 280.0 million pesos (approximately $22.0 million) based on the value of all of Crocs’ imported raw materials during the audit period.  We believe that the proposed penalty amount is unfounded and without merit. We filed an appeal in March 2013.  We have argued that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT.  In connection with the appeal, the SAT required us to post an appeal surety bond in the amount of roughly 321.0 million pesos (approximately $26.0 million), which amount reflects estimated additional penalties and interest if we are not successful on our appeal.  This amount will be adjusted on an annual basis. We expect it to take between two and three years for resolution of this matter in the Mexican courts.  It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

As of June 30, 2013, we have accrued a total of $5.9 million relating to these litigation matters and other disputes.  We estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0 and $10.4 million in the aggregate, in excess of the amount accrued.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business, financial position, results of operations or cash flows.

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

We currently sell our Crocs-branded products globally through domestic and international retailers and distributors. We also sell our products directly to consumers through our company-operated retail stores, outlets, kiosks and webstores. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty and independent retail channels.

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

Financial Highlights

Our business continues to experience positive results, which reflects the global reach of the Crocs brand and the success of our new spring/summer collections, including the Huarache, Beach Line Boat and Retro collections, combined with the ongoing strength of our core product line-up. Results for the first half of the year reflect increases in year-over-year global revenues driven by balanced international growth. Globally, our direct-to-consumer channel continues to be a key component of our success and grew nearly 20% on a constant currency basis, with positive same-store sales in Asia Pacific, Americas and Europe. Wholesale revenues were higher globally on a year-over-year basis; however, margins in this channel, particularly in the Americas and Europe, were down due to lower than anticipated late season at-once revenue and increased promotional activity late in the second quarter. On a regional basis, our Asia Pacific region remains a key component of the business and fundamental driver of our growth strategy as all channels in the region continue to exceed expectations. Challenges in the year have included continued weakness in consumer spending in the United States, Europe and Japan, compounded by colder than normal temperatures in the United States and Europe.

The following are the more significant developments in our businesses during the three and six months ended June 30, 2013:

•                  Revenues increased $32.9 million, or 9.9%, to $363.8 million for the quarter-ended June 30, 2013 and increased $72.7 million, or 12.1%, to $675.5 million in the first six months of 2013 compared to the same periods in 2012. Revenue growth was driven by increased sales volume through our classic and new product styles as we continue to transform Crocs brand awareness into an all-season footwear brand.

•                  Gross profit increased $4.8 million, or 2.4%, to $200.9 million for the quarter-ended June 30, 2013 and increased $25.8 million, or 7.6%, to $366.7 million in the first six months of 2013 compared to the same periods in 2012. Gross margin percentage decreased 410 basis points for the quarter-ended June 30, 2013 and decreased 230 basis points in the first six months of 2013 compared to the same periods in 2012 as we increase product input costs through the expansion of our product line, which utilizes more expensive material such as textile fabric and leather. In addition, we experienced a decrease in average footwear selling price which can be attributed to lower than anticipated at-once wholesale revenue and increased discount activity late in the second quarter of 2013 reflecting our intentions to sell through inventory. Partially offsetting this decrease in gross margin were positive impacts on gross margin including higher footwear units sales across the globe and increased supply chain and manufacturing efficiency resulting in decreased expenses related to fulfillment, freight and duties, direct labor and overhead costs as a percentage of revenues. We continue to push the industry standard in gross margins through operational efficiency and continued focus on product design and innovation.

•                  Selling, general, and administrative expenses increased $25.5 million, or 20.5%, to $150.2 million for the quarter-ended June 30, 2013, and increased $49.4 million, or 21.6%, to $278.4 million in the first six months of 2013 compared to the same periods in 2012. Selling, general, and administrative expenses will continue to increase as we increase global headcount while retaining and rewarding our current employees, increase marketing spend, increase our global retail presence and make strategic purchases to improve the operational efficiency of the Company. In addition, during the quarter-and year-ended June 30, 2013, we experienced a one-time net expense of $6.1 million related to the resolution of a statutory tax audit in Brazil and $1.6 million and $3.5 million, respectively, related to our enterprise resource planning (“ERP”) system implementation, which include non-cash accelerated depreciation and cash expenses for program management, training and other non-capitalized costs.

•                  Net income decreased $26.2 million, or 42.5%, to $35.4 million for the quarter-ended June 30, 2013 and decreased $25.6 million, or 28.4%, to $64.3 million in the first six months of 2013 compared to the same periods in 2012 driving our diluted earnings per share from $0.68 to $0.40 and from $0.99 to $0.72, respectively. This decrease was primarily the result of decreases in both gross margins and operating margins, which were driven by increased cost of sales as we expand our product line and increased selling, general and administrative costs related to our retail expansion, the implementation of our ERP system and a one-time net expense of $6.1 million related to the resolution of a statutory tax audit in Brazil.

•                  As expected in the first half of the year, our wholesale business out-performed our consumer-direct business as customers increase inventories for the spring and summer months. We continued to expand our retail channel through the net addition of 91 stores year-over-year in anticipation of further brand recognition and an opportunity to present new and classic product lines.

•                  We continue to fund the implementation of our customized and fully integrated operations, accounting, and finance ERP system, which is expected to launch in the first half of 2014. The introduction of the new ERP to our current environment will allow for seamless, high-quality, and compliant data across the Company. As of June 30, 2013, total costs to date related to the ERP implementation were $18.7 million, of which $16.0 million was capitalized and $2.7 million was expensed. We currently have $9.8 million in outstanding borrowings related to the ERP under a Master Installment Payment Agreement (“Master IPA”) with PNC Equipment Finance, LLC (“PNC”).

•                  During the second the quarter of 2013, we did not repurchase any shares of our common stock under our publicly announced repurchase plan. Through the first half of 2013, we repurchased approximately 0.8 million shares at an average price of $14.99 per share for a total value of $12.5 million, excluding related commission charges.

Remaining 2013 Outlook

In the remainder of 2013, we expect to expand on the positive trends set in the first half of the year as the summer months come to an end and the fall and winter months approach. We plan to open approximately 25 more retail stores across the globe by the end of the year, including our state-of-the-art, three-story flagship store which will be located in the heart of New York City. In addition, we plan to expand our wholesale operations with our key partners to attract new customers and retain loyalists through popular wholesale outlets through visual merchandising and product-driven expansion.

The following table summarizes wholesale backlog sales by reportable operating segment as of June 30, 2013 and 2012:

	June 30,
($ thousands)	2013	2012
Americas	$58,628	$68,613
Asia Pacific	53,430	50,459
Japan	28,748	32,265
Europe	20,230	21,249
Total backlog (1)	$161,036	$172,586

(1)         We receive a significant portion of orders as preseason orders, generally four to six months prior to shipment date. We provide customers with price incentives to participate in such preseason programs to enable us to better plan our production schedule, inventory and shipping needs. Unfulfilled customer orders as of any date are referred to as backlog and represent orders scheduled to be shipped at a future date. Backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of product shipments. Further, the mix of future and immediate delivery orders can vary significantly period over period. Due to these factors and since the unfulfilled orders can be canceled at any time prior to shipment by our customers, backlog may not be a reliable measure of future sales and comparisons of backlog from period to period may be misleading. In addition, our historical cancellation experience may not be indicative of future cancellation rates. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of these orders will be fulfilled within the current year.

We have 2-3 product launch phases anticipated throughout the remainder of 2013 which will emphasize the growth of the brand and promote year-round sustainability. We continue to be an industry leader in gross margins as we expand our retail doors and product lines with a focus on comfort, style and color.

In addition, we have implemented several investment strategies that we believe will drive revenue growth while improving the operational and technological efficiency of the business. We remain in the testing and development phase of our ERP implementation, which we currently expect to reduce our 2013 earnings per share by $0.08 to $0.10 per diluted share. This implementation represents the beginning of a transformational change intended to improve our operational efficiency as we adapt as a global company. We have begun and plan on continuing to improve the metrics of our retail stores by focusing on high traffic, outlet locations with an emphasis on increased size and visibility as well as the increase our marketing efforts through advertising and promotional sales to attract customers and retain loyalists.

As noted above, backed by our strong balance sheet, we intend to continue to manage and invest in the business for the long-term by expanding our direct-to-consumer channel. With the onset of more seasonable weather in June, we noticed a strong rebound in our direct-to-consumer channel, which led to positive comparable store growth during the quarter.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Change
($ thousands, except per share data and average footwear selling price)	2013	2012	$		%
Revenues	$363,827	$330,942	$32,885		9.9%
Cost of sales	162,960	134,857	28,103		20.8
Gross profit	200,867	196,085	4,782		2.4
Selling, general and administrative expenses	150,246	124,718	25,528		20.5
Asset impairments	202	106	96		90.6
Income from operations	50,419	71,261	(20,842)		(29.2)
Foreign currency transaction (gains) losses, net	814	(1,627)	2,441		(150.0)
Interest income	(517)	(549)	32		(5.8)
Interest expense	266	132	134		101.5
Other (income) expense, net	195	(520)	715		(137.5)
Income before income taxes	49,661	73,825	(24,164)		(32.7)
Income tax expense	14,305	12,301	2,004		16.3
Net income	$35,356	$61,524	$(26,168)		(42.5)%

Net income per common share:
Basic	$0.40	$0.68	$(0.28)		(41.0)%
Diluted	$0.40	$0.68	$(0.28)		(41.6)%
Gross margin	55.2%	59.3%	(410	)bps	(6.9)%
Operating margin	13.9%	21.5%	(760	)bps	(35.3)%
Footwear unit sales	16,286	14,060	2,226		15.8%
Average footwear selling price	$21.65	$22.46	$(0.81)		(3.6)%

Revenues. During the three months ended June 30, 2013, revenues increased $32.9 million, or 9.9%, compared to the same period in 2012, primarily due to an increase of 2.2 million, or 15.8%, in global footwear unit sales partially offset by a decrease of $0.81 per unit, or 3.6%, in average footwear selling price. For the three months ended June 30, 2013, revenues from our wholesale channel increased $12.8 million, or 6.8%, compared to the same period in 2012, which was primarily driven by increased wholesale sales in Americas, Asia Pacific and Europe partially offset by a decrease in wholesale sales in Japan. Revenues from our retail channel increased $19.8 million, or 17.6%, compared to the same period in 2012, primarily driven by increased demand in Americas, Asia Pacific and Europe partially offset by a decrease in Japan as well as the continued growth of our retail presence by opening 28 company-operated stores (net of store closures) during the three months ended June 30, 2013. We also continue to close certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line. Revenues from our internet channel increased $0.2 million, or 0.8%, compared to the same period in 2012.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency during the three months ended June 30, 2013 decreased our revenues by $8.4 million compared to the same period in 2012. The majority of this decrease was related to the decrease in value of the Japanese Yen compared to the U.S. Dollar due to the political and macroeconomic environment in Japan.

The following table summarizes our total revenue by channel for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Change		Constant Currency Change(1)
($ thousands)	2013	2012	$	%	$	%
Channel revenues:
Wholesale:
Americas	$69,089	$62,369	$6,720	10.8%	$7,041	11.3%
Asia Pacific	67,383	54,285	13,098	24.1	12,080	22.3
Japan	31,053	39,335	(8,282)	(21.1)	(1,228)	(3.1)
Europe	33,742	32,490	1,252	3.9	623	1.9
Other businesses	98	47	51	108.5	44	93.6
Total Wholesale	201,365	188,526	12,839	6.8	18,560	9.8
Consumer-direct:
Retail:
Americas	61,041	54,952	6,089	11.1	6,243	11.4
Asia Pacific	40,871	35,002	5,869	16.8	5,375	15.4
Japan	12,327	13,357	(1,030)	(7.7)	1,844	13.8
Europe	18,050	9,163	8,887	97.0	8,814	96.2
Total Retail	132,289	112,474	19,815	17.6	22,276	19.8
Internet:
Americas	16,125	17,290	(1,165)	(6.7)	(1,140)	(6.6)
Asia Pacific	3,578	2,338	1,240	53.0	1,166	49.9
Japan	2,092	2,540	(448)	(17.6)	35	1.4
Europe	8,378	7,774	604	7.8	411	5.3
Total Internet	30,173	29,942	231	0.8	472	1.6
Total revenues:	$363,827	$330,942	$32,885	9.9%	$41,308	12.5%

(1)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below illustrates the overall growth in the number of our company-operated retail locations by type of store and reportable operating segment as of June 30, 2013 and 2012:

	June 30,			June 30,
Company-operated retail locations:	2012	Opened	Closed	2013
Type:
Kiosk/Store in Store	153	30	(58)	125
Retail Stores	220	108	(23)	305
Outlet Stores	111	39	(5)	145
Total	484	177	(86)	575
Operating segment:
Americas	197	45	(35)	207
Asia Pacific	201	52	(47)	206
Japan	32	18	(1)	49
Europe	54	62	(3)	113
Total	484	177	(86)	575

The table below sets forth our comparable store sales growth by reportable operating segment for the three months ended June 30, 2013 as compared to the same period in 2012:

	Constant Currency	Constant Currency
	Three Months Ended	Three Months Ended
Comparable store sales growth(1)	June 30, 2013(2)	June 30, 2012(2)
Americas	1.5%	(1.2)%
Asia Pacific	8.3	11.5
Japan	(19.5)	(11.3)
Europe	1.0	8.7
Global	1.0%	1.8%

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

(2)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

Gross profit. During the three months ended June 30, 2013, gross profit increased $4.8 million, or 2.4%, compared to the same period in 2012, which was primarily attributable to a 15.8% increase in unit sales volume partially offset by a 3.6% decrease in average footwear selling price. Gross margin percentage decreased 410 basis points compared to the same period in 2012 as we increase product input costs through the expansion of our product line, which utilizes more expensive material such as textile fabric and leather. In addition, we experienced a decrease in average footwear selling price which can be attributed to lower than anticipated at-once wholesale revenue and increased discount activity late in the second quarter of 2013 reflecting our intentions to sell through inventory. Partially offsetting this decrease in gross margin were positive impacts on gross margin including higher footwear units sales across the globe and increased supply chain and manufacturing efficiency resulting in decreased expenses related to fulfillment, freight and duties, direct labor and overhead costs as a percentage of revenues. We continue to push the industry standard in gross margins through operational efficiency and continued focus on product design and innovation.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the three months ended June 30, 2013 decreased our gross profit by $4.8 million compared to the same period in 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $25.5 million, or 20.5%, during the three months ended June 30, 2013 compared to the same period in 2012 primarily due to:

(i)                          an increase of $6.6 million in rent and building related costs, which is almost entirely related to our retail channel expansion as we continue to increase the number of company-operated retail stores;

(ii)                       an increase of $6.4 million in professional service expenses related to various increases in consulting fees, outside services and contract labor, of which $0.2 million is related to our ERP implementation as we utilize the expertise of outside consultants;

(iii)                    an increase of $6.3 million in salaries and related costs including variable and share-based compensation, of which $3.1 million is related to our retail channel expansion as we increase headcount and compensation in relation to this project;

(iv)                   a one-time net expense of $6.1 million related to the resolution of a statutory tax audit in Brazil;

(v)                      an increase of $2.2 million in marketing expenses, including increased spending on advertising and promotional activity as we continue to make investments in our marketing efforts; and

(vi)                   the remaining difference is primarily a result of $2.1 million of net decreases in other selling, general, and administrative expenses as we continue to be conscious of operating expenses throughout the Company.

As a percentage of revenues, selling, general and administrative expenses increased 9.6%, or 360 basis points, to 41.3% during the three months ended June 30, 2013 compared to the same period in 2012 as we continue to capitalize on our revenue growth by utilizing earnings to increase our global retail presence, utilize state-of-the-art marketing techniques to expand our global brand and update our information technology for a streamlined business approach.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the three months ended June 30, 2013, increased selling, general and administrative expenses by approximately $1.9 million as compared to the same period in 2012.

Asset Impairments. During the three months ended June 30, 2013 and 2012, we recorded $0.2 million and $0.1 million, respectively, in asset impairments related to certain underperforming domestic stores in the Americas segment that were unlikely to generate sufficient cash flows to fully recover the value of the stores’ assets over the remaining economic life of those assets. We will continue to evaluate all of our retail stores for indicators of impairment.

Foreign Currency Transaction (Gains)/Losses. The line item entitled “Foreign currency transaction (gains)/losses, net” is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the three months ended June 30, 2013, losses on foreign currency transactions increased $2.4 million, or 150.0%, compared to the same period in 2012.  This increase is primarily related to a $7.4 million net increase in foreign currency related losses as compared to the same period in 2012 associated with the re-measurement of monetary assets and liabilities in certain non-functional currencies as the U.S. dollar strengthened against those currencies. This difference was partially offset by a $5.0 million net increase in gains as compared to the same period in 2012 associated with our ability to hedge foreign currency fluctuations through undesignated forward instruments.

Income tax expense. During the three months ended June 30, 2013, income tax expense increased $2.0 million, or 16.3%, resulting in a 12.1% increase in effective tax rate compared to the same period in 2012, as a result of a shift of profits from lower tax jurisdictions to higher tax jurisdictions, losses recorded in tax jurisdictions for which no tax benefits are being recorded, and true-ups between accrued taxes and amounts included on statutory tax filings. Our effective tax rate of 28.8% for the three months ended June 30, 2013 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between U.S. and foreign jurisdictions.

Comparison of the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,		Change
($ thousands, except per share data and average footwear selling price)	2013	2012	$		%
Revenues	$675,483	$602,740	$72,743		12.1%
Cost of sales	308,767	261,856	46,911		17.9
Gross profit	366,716	340,884	25,832		7.6
Selling, general and administrative expenses	278,445	229,009	49,436		21.6
Asset impairments	202	819	(617)		(75.3)
Income from operations	88,069	111,056	(22,987)		(20.7)
Foreign currency transaction losses, net	3,414	2,649	765		28.9
Interest income	(823)	(907)	84		(9.3)
Interest expense	475	179	296		165.4
Other (income) expense, net	167	(761)	928		(121.9)
Income before income taxes	84,836	109,896	(25,060)		(22.8)
Income tax expense	20,519	20,026	493		2.5
Net income	$64,317	$89,870	$(25,553)		(28.4)%

Net income per common share:
Basic	$0.73	$1.00	$(0.27)		(27.0)%
Diluted	$0.72	$0.99	$(0.27)		(27.1)%
Gross margin	54.3%	56.6%	(230	)bps	(4.1)%
Operating margin	13.0%	18.4%	(540	)bps	(29.3)%
Footwear unit sales	31,577	27,706	3,871		14.0%
Average footwear selling price	$20.80	$20.87	$(0.07)		(0.3)%

Revenues. During the six months ended June 30, 2013, revenues increased $72.7 million, or 12.1%, compared to the same period in 2012, primarily due to an increase of 3.9 million, or 14.0%, in global footwear unit sales partially offset by a decrease of $0.07 per unit, or 0.3%, in average footwear selling price. For the six months ended June 30, 2013, revenues from our wholesale channel increased $42.4 million, or 11.2%, compared to the same period in 2012, which was primarily driven by increased wholesale sales in Americas, Asia Pacific and Europe partially offset by a decrease in wholesale sales in Japan. Revenues from our retail channel increased $30.3 million, or 17.5%, compared to the same period in 2012, primarily driven by strong demand in all four reportable segments as well as continued growth of our retail presence by opening 38 company-operated stores (net of store closures) during the six months ended June 30, 2013. We also continue to close certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line. Revenues from our internet channel remained flat compared to the same period in 2012.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency during the six months ended June 30, 2013 decreased our revenues by $13.9 million compared to the same period in 2012. The majority of this decrease was related to the decrease in value of the Japanese Yen compared to the U.S. Dollar due to the political and macroeconomic environments in Japan.

The following table summarizes our total revenue by channel for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Change		Constant Currency Change(1)
($ thousands)	2013	2012	$	%	$	%
Channel revenues:
Wholesale:
Americas	$150,693	$131,425	$19,268	14.7%	$20,328	15.5%
Asia Pacific	136,937	105,337	31,600	30.0	30,022	28.5
Japan	53,580	67,178	(13,598)	(20.2)	(2,838)	(4.2)
Europe	80,275	75,107	5,168	6.9	4,703	6.3
Other businesses	163	172	(9)	(5.2)	(17)	(9.9)
Total Wholesale	421,648	379,219	42,429	11.2	52,198	13.8
Consumer-direct:
Retail:
Americas	96,945	90,498	6,447	7.1	6,798	7.5
Asia Pacific	60,468	50,741	9,727	19.2	9,182	18.1
Japan	18,228	18,200	28	0.2	3,846	21.1
Europe	27,739	13,608	14,131	103.8	14,091	103.5
Total Retail	203,380	173,047	30,333	17.5	33,917	19.6
Internet:
Americas	28,046	29,995	(1,949)	(6.5)	(1,884)	(6.3)
Asia Pacific	4,884	3,198	1,686	52.7	1,608	50.3
Japan	4,023	4,227	(204)	(4.8)	596	14.1
Europe	13,502	13,054	448	3.4	238	1.8
Total Internet	50,455	50,474	(19)	(0.0)	558	1.1
Total revenues:	$675,483	$602,740	$72,743	12.1%	$86,673	14.4%

(1)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below sets forth our comparable store sales growth by reportable operating segment for the six months ended June 30, 2013 as compared to the same period in 2012:

	Constant Currency	Constant Currency
	Six Months Ended	Six Months Ended
Comparable store sales growth(1)	June 30, 2013(2)	June 30, 2012(2)
Americas	(3.0)%	2.6%
Asia Pacific	8.0	6.5
Japan	(16.0)	(7.7)
Europe	(1.7)	13.0
Global	(1.2)%	4.6%

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

(2)        Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

Gross profit. During the six months ended June 30, 2013, gross profit increased $25.8 million, or 7.6%, compared to the same period in 2012, which was primarily attributable to a 14.0% increase in unit sales volume partially offset by a 0.3% decrease in average footwear selling price. Gross margin percentage decreased 230 basis points compared to the same period last year as we increase product input costs through the expansion of our product line, which utilizes more expensive material such as textile fabric and leather. In addition, we experienced a decrease in average footwear selling price which can be attributed to lower than anticipated at-once wholesale revenue and increased discount activity late in the second quarter of 2013 reflecting our intentions to sell through inventory. Partially offsetting this decrease in gross margin were positive impacts on gross margin through higher footwear units sales across the globe and increased supply chain and manufacturing efficiency resulting in decreased expenses related to fulfillment, freight and duties, direct labor and overhead costs as a percentage of revenues. We continue to push the industry standard in gross margins through operational efficiency and continued focus on product design and innovation.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the six months ended June 30, 2013 decreased our gross profit by $7.6 million compared to the same period in 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $49.4 million, or 21.6%, during the six months ended June 30, 2013 compared to the same period in 2012 primarily due to:

(i)                        an increase of $15.5 million in salaries and related costs including variable and share-based compensation, of which $6.5 million is related to our retail channel expansion as we increase headcount and compensation in relation to this project;

(ii)                     an increase of $13.8 million in rent and building related costs, of which $13.3 million is related to our retail channel expansion as we continue to increase the number of company operated retail stores;

(iii)                  an increase of $12.1 million in professional service expenses related to various increases in consulting fees, outside services and contract labor, of which $0.3 million is related to our ERP implementation as we utilize the expertise of outside consultants;

(iv)                 a one-time net expense of $6.1 million related to the resolution of a statutory tax audit in Brazil;

(v)                    an increase of $4.9 million in marketing expenses, including increased spending on advertising and promotional activity as we continue to make investments in our marketing efforts; and

(vi)                 the remaining difference is primarily a result of $3.0 million of net decreases in other selling, general, and administrative expenses as we continue to be conscious of operating expenses throughout the Company.

As a percentage of revenues, selling, general and administrative expenses increased 8.4%, or 320 basis points, to 41.2% during the six months ended June 30, 2013 compared to the same period in 2012 as we continue to capitalize on our revenue growth by utilizing earnings to increase our global retail presence, utilize state-of-the-art marketing techniques to expand our global brand and update our information technology for a streamlined business approach.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the six months ended June 30, 2013, increased selling, general and administrative expenses by approximately $0.2 million as compared to the same period in 2012.

Asset Impairments. During the six months ended June 30, 2013 and 2012, we recorded $0.2 million and $0.8 million, respectively, in asset impairments related to certain underperforming domestic stores in the Americas segment that were unlikely to generate sufficient cash flows to fully recover the value of the stores’ assets over the remaining economic life of those assets. We will continue to evaluate all of our retail stores for indicators of impairment.

Foreign Currency Transaction Losses. The line item entitled “Foreign currency transaction losses, net” is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the six months ended June 30, 2013, losses on foreign currency transactions increased $0.8 million, or 28.9%, compared to the same period in 2012.  This increase is primarily related to a $13.6 million net increase in foreign currency related losses as compared to the same period in 2012 associated with the re-measurement of monetary assets and liabilities in certain non-functional currencies as the U.S. dollar strengthened against those currencies. This difference was partially offset by a $12.8 million net increase in gains as compared to the same period in 2012 associated with our ability to hedge foreign currency fluctuations through undesignated forward instruments.

Income tax expense. During the six months ended June 30, 2013, income tax expense increased $0.5 million, or 2.5%, resulting in a 6.0% increase in effective tax rate compared to the same period in 2012, as a result of a shift of profits from lower tax jurisdictions to higher tax jurisdictions, losses recorded in tax jurisdictions for which no tax benefits are being recorded, and true-ups between accrued taxes and amounts included on statutory tax filings. Our effective tax rate of 24.2% for the six months ended June 30, 2013 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between U.S. and foreign jurisdictions.

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

Comparison of the Three Months Ended June 30, 2013 and 2012 by Segment

The following table sets forth information related to our reportable operating business segments for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Change		Constant Currency Change(4)
($ thousands)	2013	2012	$	%	$	%
Revenues:
Americas	$146,255	$134,611	$11,644	8.7%	$12,144	9.0%
Asia Pacific	111,832	91,625	20,207	22.1	18,621	20.3
Japan	45,472	55,232	(9,760)	(17.7)	651	1.2
Europe	60,170	49,427	10,743	21.7	9,848	19.9
Total segment revenues	363,729	330,895	32,834	9.9	41,264	12.5
Other businesses	98	47	51	108.5	44	93.6
Total consolidated revenues	$363,827	$330,942	$32,885	9.9%	$41,308	12.5%
Operating income:
Americas	$23,005	$31,038	$(8,033)	(25.9)%	$(4,473)	(14.4)%
Asia Pacific	35,685	29,569	6,116	20.7	5,371	18.2
Japan	17,463	26,511	(9,048)	(34.1)	(5,081)	(19.2)
Europe	11,657	12,103	(446)	(3.7)	(656)	(5.4)
Total segment operating income	87,810	99,221	(11,411)	(11.5)	(4,839)	(4.9)
Other businesses(1)	(5,535)	(2,875)	(2,660)	92.5	(2,390)	83.1
Intersegment eliminations	15	15	—	—	—	—
Unallocated corporate and other(2)	(31,871)	(25,100)	(6,771)	27.0	(6,749)	26.9
Total consolidated operating income(3)	$50,419	$71,261	$(20,842)	(29.2)%	$(13,978)	(19.6)%

(1)     During the three months ended June 30, 2013, operating losses of Other businesses increased $2.7 million compared to the same period in 2012, primarily due to a $2.7 million decrease in gross margin.

(2)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the three months ended June 30, 2013, Unallocated corporate and other expenses increased $6.8 million compared to the same period in 2012, primarily due to a $7.2 million increase in selling, general and administrative costs due to higher corporate headcount and increased professional services, partially offset by a $0.4 increase in gross margin due to allocation of costs.

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

Americas Operating Segment. During the three months ended June 30, 2013, revenues from the Americas segment increased $11.6 million, or 8.7%, compared to the same period in 2012, driven by a 14.4% increase in footwear units sold. This increase was partially offset by a 2.8% decrease in average footwear selling price and a $0.5 million unfavorable impact from foreign currency fluctuations driven by weakening of the Brazilian Real and Canadian Dollar against the U.S. Dollar. Revenue growth for the region was realized primarily in the wholesale channel which increased $6.7 million, or 10.8%, and in the retail channel which increased $6.1 million, or 11.1%. These channel revenue increases reflect our continued growth through key wholesale partners and disciplined expansion of retail stores as we opened four company-operated stores (net of store closures) during the three months ended June 30, 2013. These increases were partially offset by our internet channel which decreased $1.2 million, or 6.7%. This decrease was attributable to decreased internet traffic and conversion rates in the second quarter of 2013. Segment operating income decreased $8.0 million, or 25.9%, driven mainly by a decrease in segment gross margin of 9.3%, or 520 basis points, a $3.6 million unfavorable impact from foreign currency fluctuations and a $6.9 million, or 15.7%, increase in selling, general and administrative expenses as a result of the continued expansion of our retail channel, increased marketing efforts, and a one-time net expense of $6.1 million related to the resolution of a statutory tax audit in Brazil. This decrease in operating income was partially offset by the revenue increases noted above.

Asia Pacific Operating Segment. During the three months ended June 30, 2013, revenues from the Asia Pacific segment increased $20.2 million, or 22.1%, compared to the same period in 2012, driven by a 24.9% increase in footwear units sold and a $1.6 million favorable impact from foreign currency fluctuations driven by strengthening of the Chinese Yen, South African Rand and the South Korean Won against the U.S. Dollar. This increase was partially offset by a 1.5% decrease in average footwear selling price. Revenue growth for the region was realized in all three channels as we retained strong support from our wholesale channel customers, continued to focus on disciplined expansion of our retail channel as we opened eleven company-operated stores (net of store closures) during the three months ended June 30, 2013 and have seen benefits from new, consumer-friendly webstores in various countries through our internet channel. Wholesale channel revenue increased $13.1 million, or 24.1%, and consumer-direct channel revenue increased $7.1 million, or 19.0%. Segment operating income increased $6.1 million, or 20.7%, driven mainly by the revenue increases noted above and a $0.7 million favorable impact from foreign currency fluctuations, which was partially offset by a decrease in segment gross margin of 1.6%, or 110 basis points and a $5.7 million, or 19.5%, increase in selling, general and administrative expenses resulting from the continued expansion of our retail channel and increased marketing efforts.

Japan Operating Segment. During the three months ended June 30, 2013, revenues from the Japan segment decreased $9.8 million, or 17.7%, compared to the same period in 2012, driven by a 16.8% decrease in average footwear selling price and a $10.4 million unfavorable impact from foreign currency fluctuations due to recent decreases in value of the Japanese Yen to the U.S. Dollar stemming from political and macroeconomic changes in the region. These decreases were partially offset by a 1.4% increase in footwear units sold. Wholesale channel revenue decreased $8.3 million, or 21.1%, retail revenue decreased $1.0 million, or 7.7%, and internet channel revenue decreased $0.4 million, or 17.6%. These decreases in revenue were mainly due to a soft wholesale market and slow sell-through of inventory as a result of macroeconomic declines. Despite current macroeconomic conditions in Japan, we continue to expand our retail channel in the region as we opened three company-operated stores (net of store closures) during the three months ended June 30, 2013 in anticipation of an economic recovery. Segment operating income decreased $9.0 million, or 34.1%, driven mainly by the revenue decreases noted above, a decrease in segment gross margin of 9.4%, or 640 basis points and a $4.0 million unfavorable impact from foreign currency fluctuations. This decrease was slightly offset by a $0.4 million, or 3.9%, decrease in selling, general and administrative expenses.

Europe Operating Segment. During the three months ended June 30, 2013, revenues from the Europe segment increased $10.7 million, or 21.7%, compared to the same period in 2012, driven by a 20.3% increase in footwear units sold, a 1.2% increase in average footwear selling price and a $0.9 million favorable impact from foreign currency fluctuations. Revenue growth for the region was realized in all three channels as we continued the optimization of key wholesale partners and disciplined expansion of our retail channel as we opened ten company-operated stores (net of store closures) during the three months ended June 30, 2013. Retail channel revenue increased $8.9 million, or 97.0%, wholesale channel revenue increased $1.3 million, or 3.9%, and internet channel revenue increased $0.6 million, or 7.8%. Segment operating income decreased $0.4 million, or 3.7%, driven mainly by an decrease in segment gross margin of 0.7%, or 40 basis points, and a $6.2 million, or 40.1%, increase in selling, general and administrative expenses resulting primarily from increased headcount and building expenses related to the large expansion of our retail channel in the

European segment. This decrease in operating income was partially offset by the revenue increases noted above and a $0.2 million favorable impact from foreign currency fluctuations.

Comparison of the Six Months Ended June 30, 2013 and 2012 by Segment

The following table sets forth information related to our reportable operating business segments for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Change		Constant Currency Change(4)
($ thousands)	2013	2012	$	%	$	%
Revenues:
Americas	$275,684	$251,918	$23,766	9.4%	$25,242	10.0%
Asia Pacific	202,289	159,276	43,013	27.0	40,812	25.6
Japan	75,831	89,605	(13,774)	(15.4)	1,604	1.8
Europe	121,516	101,769	19,747	19.4	19,032	18.7
Total segment revenues	675,320	602,568	72,752	12.1	86,690	14.4
Other businesses	163	172	(9)	(5.2)	(17)	(9.9)
Total consolidated revenues	$675,483	$602,740	$72,743	12.1%	$86,673	14.4%
Operating income:
Americas	$43,818	$49,689	$(5,871)	(11.8)%	$(2,414)	(4.9)%
Asia Pacific	62,788	47,474	15,314	32.3	14,304	30.1
Japan	25,023	40,667	(15,644)	(38.5)	(10,438)	(25.7)
Europe	24,328	26,201	(1,873)	(7.1)	(1,906)	(7.3)
Total segment operating income	155,957	164,031	(8,074)	(4.9)	(454)	(0.3)
Other businesses(1)	(9,412)	(5,731)	(3,681)	64.2	(3,358)	58.6
Intersegment eliminations	30	39	(9)	(22.7)	(9)	(22)
Unallocated corporate and other(2)	(58,506)	(47,283)	(11,223)	23.7	(11,190)	23.7
Total consolidated operating income(3)	$88,069	$111,056	$22,987	(20.7)%	$(15,011)	(13.5)%

(1)     During the six months ended June 30, 2013, operating losses of Other businesses increased $3.7 million compared to the same period in 2012, primarily due to a $3.5 million decrease in gross margin and a $0.2 million increase in selling, general and administrative expenses.

(2)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the six months ended June 30, 2013, Unallocated corporate and other expenses increased $11.2 million compared to the same period in 2012, primarily due to a $12.6 million increase in selling, general and administrative costs due to higher corporate headcount and increased professional services, partially offset by a $1.4 increase in gross margin due to allocation of costs.

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

Americas Operating Segment. During the six months ended June 30, 2013, revenues from the Americas segment increased $23.8 million, or 9.4%, compared to the same period in 2012, driven by a 9.1% increase in footwear units sold and a 2.5% increase in average footwear selling price. These increases were partially offset by a $1.5 million unfavorable impact from foreign currency fluctuations driven by weakening of the Brazilian Real and Canadian Dollar against the U.S. Dollar. Revenue growth for the region was realized primarily in the wholesale channel which increased $19.3 million, or 14.7%, and in the retail channel which increased $6.4 million, or 7.1%. These channel revenue increases reflect our continued growth through wholesale partners and disciplined expansion of retail stores as we opened eight company-operated stores (net of store closures) during the six months ended June 30, 2013. These increases were partially offset by our internet channel which decreased $1.9 million, or 6.5%. This decrease was attributable to decreased internet traffic and conversion rates in the first half of 2013. Segment operating income decreased $5.9 million, or 11.8%, driven mainly by a decrease in segment gross margin of 5.3%, or 280 basis points, a $3.5 million unfavorable impact from foreign currency fluctuations and a $11.3 million, or 13.7%, increase in selling, general and administrative expenses as a result of the continued expansion of our retail channel, increased marketing efforts, and a one-time net expense of $6.1 million related to the resolution of a statutory tax audit in Brazil.  This decrease in operating income was partially offset by the revenue increases noted above.

Asia Pacific Operating Segment. During the six months ended June 30, 2013, revenues from the Asia Pacific segment increased $43.0 million, or 27.0%, compared to the same period in 2012, driven by a 25.2% increase in footwear units sold, a 2.1% increase in average footwear selling price and a $2.2 million favorable impact from foreign currency fluctuations driven by strengthening of the Chinese Yen, South African Rand and the South Korean Won against the U.S. Dollar. Revenue growth for the region was realized in all three channels as we retained strong support from our wholesale channel customers, continued to focus on disciplined expansion of our retail channel as we opened five company-operated stores (net of store closures) during the six months ended June 30, 2013 and have seen benefits from new, consumer-friendly webstores in various countries through our internet channel. Wholesale channel revenue increased $31.6 million, or 30.0%, and our consumer-direct revenue increased $11.4 million, or 21.2%. Segment operating income increased $15.3 million, or 32.3%, driven mainly by the revenue increases noted above and a $1.0 million favorable impact from foreign currency fluctuations, which was partially offset by a decrease in segment gross margin of 0.9%, or 60 basis points, and a $10.4 million, or 20.0%, increase in selling, general and administrative expenses resulting from the continued expansion of our retail channel and increased marketing efforts.

Japan Operating Segment. During the six months ended June 30, 2013, revenues from the Japan segment decreased $13.8 million, or 15.4%, compared to the same period in 2012, driven by a 18.6% decrease in average footwear selling price and a $15.4 million unfavorable impact from foreign currency fluctuations due to recent decreases in value of the Japanese Yen to the U.S. Dollar stemming from political and macroeconomic changes in the region. These decreases were partially offset by a 5.6% increase in footwear units sold. Revenue decreases were realized primarily in the wholesale channel which decreased $13.6 million, or 20.2%, and the internet channel which decreased $0.2 million, or 4.8%. These decreases were mainly due to a soft wholesale market and slow sell-through of inventory as a result of macroeconomic declines. Despite current macroeconomic conditions in Japan, our retail channel revenues remained flat year-over-year and we continue to expand our retail channel in the region as we opened nine company-operated stores (net of store closures) during the six months ended June 30, 2013 in anticipation of an economic recovery. Segment operating income decreased $15.6 million, or 38.5%, driven mainly by the revenue decreases noted above, a decrease in segment gross margin of 11.8%, or 780 basis points, a $5.2 million unfavorable impact from foreign currency fluctuations and a $0.6 million, or 3.3%, increase in selling, general and administrative expenses.

Europe Operating Segment. During the six months ended June 30, 2013, revenues from the Europe segment increased $19.7 million, or 19.4%, compared to the same period in 2012, driven by a 18.5% increase in footwear units sold, a 0.7% increase in average footwear selling price and a $0.7 million favorable impact from foreign currency fluctuations. Revenue growth for the region was realized in all three channels as we continued optimization of key wholesale partners and disciplined expansion of our retail channel as we opened 16 company-operated stores (net of store closures) during the six months ended June 30, 2013. Retail channel revenue increased $14.1 million, or 103.8%, wholesale channel revenue increased $5.2 million, or 6.9%, and internet channel revenue increased $0.4 million, or 3.4%. Segment operating income decreased $1.9 million, or 7.1%, driven mainly by a $14.3 million, or 50.7%, increase in selling, general and administrative expenses resulting primarily from increased headcount and building expenses related to the large expansion of our retail channel in the European segment. This decrease in operating income was partially offset by the revenue increases noted above and an increase in segment gross margin of 2.9%, or 150 basis points.

Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), we present current period results below in ‘adjusted net income’, which is a non-GAAP financial measure. Adjusted net income excludes the impact of new enterprise resource planning system (“ERP”) implementation expenses, a one-time net expense related to the resolution of a statutory tax audit in Brazil and accelerated depreciation and amortization of our current ERP system.

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

Management uses adjusted net income and constant currency figures to assist in comparing business trends from period to period on a consistent basis without regard to the impact of non-recurring items and foreign exchange rate fluctuations and in communications with the board of directors, shareholders, analysts and investors concerning our financial performance. We believe that these non-GAAP measures are used by, and are useful to, investors and other users of our financial statements in evaluating operating performance by providing better comparability between reporting periods because they provide an additional tool to evaluate our performance without regard to foreign currency fluctuations and non-recurring items that may not be indicative of overall business trends. They also provide a better baseline for analyzing trends in our operations. We do not suggest that investors should consider these non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.

The following table is a reconciliation of our net income, the most directly comparable U.S. GAAP measure, to non-GAAP adjusted net income:

Reconciliation of GAAP Net Income to Non-GAAP Adjusted Net	Three Months Ended June 30,		Six Months Ended June 30,
Income:	2013	2012	2013	2012
GAAP net income	$35,356	$61,524	$64,317	$89,870
New ERP implementation (1)	715	—	1,846	—
Brazil tax credits (2)	6,094	—	6,094	—
Depreciation and amortization (3)	913	—	1,635	—
Non-GAAP adjusted net income	$43,078	$61,524	$73,892	$89,870

Non-GAAP adjusted net income per diluted share	$0.48	$0.68	$0.83	$0.99

(1)         This proforma adjustment in the GAAP to Non-GAAP reconciliations above represents expenses related to the implementation of a new ERP system.

(2)         This proforma adjustment in the GAAP to Non-GAAP reconciliations above represents a one-time net expense related to the resolution of a statutory tax audit in Brazil. In April 2013, the State of Sao Paulo, Brazil government (“Brazil”) assessed sales taxes, interest and penalties for the period April 2009 to May 2011. We had previously tendered these taxes using Brazil obligations purchased from third parties at a discount.  On May 22, 2013, we applied for amnesty in order to receive a significant reduction in penalties and interest, agreed to amend our 2009 through 2012 tax returns to remove the Brazil obligations, and agreed to settle the assessment in cash to Brazil. In June 2013, cash payment was made to Brazil, in full satisfaction of the Brazil assessment. Brazil is making court-ordered payments to holders of the Brazil obligations along with accrued interest.  The Company anticipates that the Brazil obligations (plus accrued interest) will be paid by Brazil in accordance with the court-orders.  The Company is carrying the Brazil obligations at the original discounted cost to the Company and intends to hold the Brazil obligations until paid by Brazil. The net impact of the above is a $6.1 million charge to operating income, and the carrying balance of the Brazil obligations in investments is $3.5 million.

(3)         This proforma adjustment in this GAAP to Non-GAAP reconciliation represents the add-back of accelerated depreciation and amortization on tangible and intangible items related to our current ERP system and supporting platforms that will no longer be utilized once the implementation of a new ERP is complete.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2013 decreased 1.7% to $289.4 million compared to $294.3 million at December 31, 2012. The cash and cash equivalents balance has fluctuated throughout the year as we actively managed cash outflows with cash inflows. Cash outflows consist of strategic reinvestments of excess cash into the business, including $31.5 million in net capital spending primarily related to our ERP implementation and global retail expansion and a $12.5 million repurchase of treasury stock associated with board authorized repurchases (further discussed below). Cash inflows were primarily sourced from active operational management including inventory level management and accounts receivable collections.

We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we also have a revolving credit facility with a syndicate of lenders, including PNC Bank, National Association (“PNC”), which currently provides us with up to $100.0 million in borrowing capacity and matures in December 2017, as well as the ability to finance portions of our ERP implementation through PNC Equipment Finance, LLC (“PNC Equipment”), both of which are further discussed below. Additional future financing may be necessary and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Stock Repurchase Authorization

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. Subject to certain restrictions on repurchases under our revolving credit facility, we have authorization to repurchase up to 6.0 million shares of our common stock under previous board authorizations. For the three months ended June 30, 2013, we did not repurchase any shares associated with our publicly-announced repurchase plan. For the six months ended June 30, 2013, we repurchased approximately 0.8 million shares at an average price of $14.99 for an aggregate price of approximately $12.5 million excluding related commission charges, under our publicly-announced repurchase plan. As of June 30, 2013, we had approximately 2.8 million shares available for repurchase under our repurchase authorization. The number, price and timing of repurchases, if any, will be at our sole discretion and future repurchases will be evaluated depending on market conditions, liquidity needs and other factors.

Revolving Credit Facility

We currently have a revolving credit facility (as amended, the “Credit Agreement”) with PNC and a syndicate of lenders that allows us to draw up to $100.0 million on credit bearing interest at a variable rate and can be increased to $125.0 million, subject to certain conditions. The Credit Agreement is available for working capital, capital expenditures, permitted acquisitions, reimbursement of drawings under letters of credit, and permitted dividends, distributions, purchases, redemptions and retirements of equity interests. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. The Credit Agreement also gives us the ability to make stock repurchases up to $150.0 million per year and acquisitions up to $100.0 million per year. Borrowings under the Credit Agreement are secured by a pledge of all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and intellectual property. The Credit Agreement contains a covenant in which we must maintain an unrestricted cash balance of at least $100.0 million, subject to limitations.

On June 12, 2013, we entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders, pursuant to which certain terms of the Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) dated December 16, 2011, were amended. The Second Amendment, among other things, amends certain restrictive covenants to be more favorable to the Company, including the leverage ratio.

As of June 30, 2013 and December 31, 2012, we had no outstanding borrowings under the Credit Agreement. As of June 30, 2013 and December 31, 2012, we had issued and outstanding letters of credit of $7.0 million and $6.4 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of June 30, 2013, we were in compliance with all restrictive financial and other covenants under the Credit Agreement.

Long-term Debt Agreement

We have entered into a Master Installment Payment Agreement (“Master IPA”) with PNC Equipment in which PNC Equipment will finance our purchase of software and services, which may include but are not limited to third party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. This agreement was entered into to finance the recent implementation of a new ERP system which began in October 2012 and is estimated to continue through early 2014. The terms of the agreement allow for multiple notes to be issued at fixed interest rates and payment terms based on the amount borrowed and timing of activity throughout the implementation of the ERP.

As of June 30, 2013, we had $9.8 million of long-term debt outstanding under the Master IPA through three separately executed notes. The notes bear interest rates ranging from 2.45% to 2.79% with maturities ranging from September 2016 to March 2017. As of December 31, 2012, we had $6.6 million of long-term debt outstanding under the Master IPA through one executed note with an interest rate of 2.63% with maturity on September 2016. Interest rates and payment terms are subject to changes as further financing occurs under the Master IPA.

Working Capital

As of June 30, 2013, accounts receivable increased $70.0 million, or 75.8%, to $162.3 million when compared to December 31, 2012, primarily due to higher revenues in the second quarter of 2013 compared to the fourth quarter of 2012, which is primarily the result of seasonality. This increase was partially offset by increased efficiency in our accounts receivable and collections departments. Inventories decreased $4.0 million, or 2.5%, to $160.8 million as of June 30, 2013 when compared to December 31, 2012, primarily due to improved inventory management.

Capital Assets

During the three and six months ended June 30, 2013, net capital expenditures acquired, inclusive of intangible assets, increased to $16.0 million and $32.5 million, respectively, compared to $11.1 million and $20.5 million, respectively, during the same periods in 2012 primarily due to the capitalization of our ERP implementation costs and retail expansion.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $288.6 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position with the exception of the expected repatriation of up to approximately $13.6 million in cash that was previously accrued for as a repatriation of 2010 foreign subsidiary earnings and approximately $25.0 million of 2012 foreign subsidiary earnings. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of June 30, 2013, we held $275.2 million of our total $289.4 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $275.2 million, $83.3 million could potentially be restricted, as described above. If the remaining $191.8 million were to be immediately repatriated to the U.S., we would be required to pay approximately $39.0 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.6 million as of June 30, 2013), through a letter of credit that was issued to Finproject S.r.l.

The following table summarizes aggregate information about our significant contractual cash obligations as of June 30, 2013:

	Payments due by period
		Less than	1 - 3	4 - 5	More than
($ thousands)	Total	1 year	years	years	5 years
Operating lease obligations(1)	$429,042	$83,031	$127,821	$77,774	$140,416
Inventory purchase obligations with third party manufacturers(2)	98,402	98,402	—	—	—
Other contracts(3)	38,377	11,113	15,767	11,015	482
Estimated liability for uncertain tax positions(4)	27,911	38	9,494	11,715	6,664
Debt obligations(5)(8)	10,329	3,214	6,428	687	—
Minimum licensing royalties (6)	8,896	2,019	4,368	1,673	836
Capital lease obligations(7)(8)	129	74	50	5	—
Total	$613,086	$197,891	$163,928	$102,869	$148,398

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

(2)         Our inventory purchase obligations with third party manufacturers consist of open purchase orders for footwear products and includes $6.8 million in purchase commitments with certain third-party manufacturers for yet-to-be-received finished product where title passes to us upon receipt. All purchase obligations with third party manufacturers are expected to be paid within one year.

(3)         Other contracts consist of various agreements with third-party providers primarily for IT renovation and maintenance in our Niwot, CO facility and global accounting services.

(4)         Our estimated liability for uncertain tax positions are unrecognized tax benefits taken in our income tax return that would reduce our effective tax rate, if recognized.

(5)         We have entered into an agreement with PNC to finance the purchase of software and services related to a new ERP system installation, which began in October 2012 and is estimated to continue through early 2014. Our current debt obligations consist of three separate notes issued under the agreement, which are due between September 2016 and March 2017. We will continue to finance the ERP implementation on an as needed basis through this agreement.

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

Off-Balance Sheet Arrangements

We had no material off balance sheet arrangements as of June 30, 2013.

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

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated by reference herein.

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

During the six months ended June 30, 2013, the maximum daily amount borrowed under the revolving credit facility was $5.0 million and the average daily amount of borrowings outstanding was $0.3 million. As of June 30, 2013, there were no borrowings outstanding under the revolving credit facility.

If the prevailing market interest rates relative to these borrowings increased by 10% during the three and six months ended June 30, 2013, our interest expense would not have increased materially. Fluctuations in the prevailing market interest rates earned on our cash and cash equivalents and restricted cash balances during the three and six months ended June 30, 2013 would have had a $0.1 million impact on the condensed consolidated statements of income.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase of 1% in value of the U.S. dollar relative to foreign currencies would have decreased income before taxes during the three and six months ended June 30, 2013, excluding the impact of foreign currency contracts, by approximately $1.5 million and $2.0 million, respectively. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the three and six months ended June 30, 2013 and 2012.

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at June 30, 2013 and December 31, 2012. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	June 30,	December 31,
($ thousands)	2013	2012
Foreign currency exchange forward contracts by currency:
Japanese Yen	$117,250	$112,500
Pound Sterling	15,945	8,742
Mexican Peso	15,007	11,400
Singapore Dollar	9,000	—
Euro	4,854	5,159
Australian Dollar	4,271	4,178
Russian Ruble	4,036	—
Swedish Krona	1,989	—
New Zealand Dollar	1,756	1,137
South African Rand	1,741	—
Hong Kong Dollar	902	—
Total notional value, net	$176,751	$143,116

Latest maturity date	December 2015	December 2015

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2013 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit.  We and those current and former officers and directors named as defendants have entered into a Stipulation of Settlement with the plaintiffs that would, if approved by the United States District Court for the District of Colorado, resolve all claims asserted against us by the plaintiffs on behalf of the putative class, and plaintiffs’ appeal would be dismissed. Our independent auditor is not a party to the Stipulation of Settlement. The Stipulation of Settlement is subject to customary conditions, including preliminary court approval, and final court approval following notice to shareholders. If the settlement becomes final, all amounts required by the settlement will be paid by our insurers. There can be no assurance that the settlement will be finally approved by the District Court, or that approval by the District Court will, if challenged, be upheld by the Tenth Circuit.

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

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. CBP issued a draft audit report to which we filed comments and objections.  We believe that a final report (and notice of a formal claim) will not be issued until sometime in the second half of 2013.  CBP has provided us with preliminary projections and a draft audit report that reflect unpaid duties totaling approximately $14.3 million during the period under review. We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the preliminary projection.  CBP is currently reviewing this response.  It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute. Likewise, it is not possible to predict whether CBP may seek to assert a claim for penalties in addition to any loss of revenue claim.

Mexico’s Federal Tax Authority (“SAT”) audited the period from January 2006 to July 2011.  There were two phases to the audit, the first for capital equipment and finished goods and the second for raw materials.  The first phase was completed and no major discrepancies were noted by the SAT.  On January 9, 2013, Crocs received a notice for the second phase in which the SAT issued a tax assessment (taxes and penalties) of roughly 280.0 million pesos (approximately $22.0 million) based on the value of all of Crocs’ imported raw materials during the audit period.  We believe that the proposed penalty amount is unfounded and without merit. We filed an appeal in March 2013.  We have argued that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT.  In connection with the appeal, the SAT required us to post an appeal surety bond in the amount of roughly 321.0 million pesos (approximately $26.0 million), which amount reflects estimated additional penalties and interest if we are not successful on our appeal.  This amount will be adjusted on an annual basis. We expect it to take between two and three years for resolution of this matter in the Mexican courts.  It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business, financial position, results of operations or cash flows.

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number of	Maximum Number (or
	Total Number		Average	Shares (or Units)	Approximate Dollar Value) of
	of Shares		Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	(or Units)		per Share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased		(or Unit)	Plans or Programs	Programs (1)
April 1, 2013—April 30, 2013	3,198	(2)	$15.98	—	2,758,776
May 1, 2013—May 31, 2013	—		—	—	2,758,776
June 1, 2013—June 30, 2013	4,718	(2)	16.46	—	2,758,776
Total	7,916		$16.27	—	2,758,776

(1)         On November 1, 2007 and April 14, 2008, our Board of Directors approved an authorization to repurchase up to 1.0 million shares and 5.0 million shares, respectively, of our common stock. As of June 30, 2013, approximately 2.8 million shares remained available for repurchase under our share repurchase authorization. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The repurchase authorization maybe be modified, suspended or discontinued at any time.

(2)         On November 13, 2009, the Compensation Committee of our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for our named executive officers. Pursuant to elections for “withhold to cover” made on April 29, 2013 and June 15, 2013 by two of our named executive officers in connection with the vesting of restricted stock shares, which was outside of a publicly-announced repurchase plan, and aggregate of 7,916 shares were withheld at a weighted-average price paid per share of $16.27.

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

10.1	Crocs, Inc. Change of Control Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 18, 2013).

10.2††

Second Amendment to Amended and Restated Credit Agreement, dated June 12, 2013, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent.

31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

††                                  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: July 29, 2013	By:	/s/ Jeffrey J. Lasher
		Name:	Jeffrey J. Lasher
		Title:	Senior Vice President-Finance and Chief Financial Officer