Form 10-Q
period 2013-09-30
Crocs, Inc.
filed 2013-10-30
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 25, 2013, Crocs, Inc. had 88,435,783 shares of its $0.001 par value common stock outstanding.

Crocs, Inc.

Form 10-Q

Quarter Ended September 30, 2013

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ thousands, except per share data)	2013	2012	2013	2012
Revenues	$288,524	$295,569	$964,007	$898,309
Cost of sales	134,943	134,826	443,710	396,682
Gross profit	153,581	160,743	520,297	501,627
Selling, general and administrative expenses	135,674	120,729	414,119	349,737
Asset impairment	—	—	202	819
Income from operations	17,907	40,014	105,976	151,071
Foreign currency transaction losses, net	1,043	21	4,457	2,670
Interest income	(853)	(151)	(1,676)	(1,057)
Interest expense	44	377	519	556
Other (income) expense, net	13	71	180	(690)
Income before income taxes	17,660	39,696	102,496	149,592
Income tax expense (benefit)	4,624	(5,384)	25,143	14,642
Net income	$13,036	$45,080	$77,353	$134,950
Net income per common share (Note 11):
Basic	$0.15	$0.50	$0.88	$1.50
Diluted	$0.15	$0.49	$0.87	$1.48

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ thousands)	2013	2012	2013	2012
Net income	$13,036	$45,080	$77,353	$134,950
Other comprehensive income (loss):
Foreign currency translation	6,030	7,563	(4,537)	3,118
Reclassification of cumulative foreign exchange translation adjustments to net income, net of tax of $0, $0, $(3), and $7, respectively	—	—	299	(658)
Total comprehensive income	$19,066	$52,643	$73,115	$137,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
($ thousands, except number of shares)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$332,491	$294,348
Accounts receivable, net of allowances of $14,626 and $13,315, respectively	120,079	92,278
Inventories	176,118	164,804
Deferred tax assets, net	5,647	6,284
Income tax receivable	16,666	5,613
Other receivables	17,201	24,821
Prepaid expenses and other current assets	30,869	24,967
Total current assets	699,071	613,115
Property and equipment, net	94,233	82,241
Intangible assets, net	69,081	59,931
Deferred tax assets, net	33,529	34,112
Other assets	50,672	40,239
Total assets	$946,586	$829,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,198	$63,976
Accrued expenses and other current liabilities	99,277	81,371
Deferred tax liabilities, net	2,383	2,405
Income taxes payable	27,868	8,147
Current portion of long-term borrowings and capital lease obligations	4,262	2,039
Total current liabilities	199,988	157,938
Long term income tax payable	32,457	36,343
Long-term borrowings and capital lease obligations	9,345	4,596
Other liabilities	14,571	13,361
Total liabilities	256,361	212,238

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 91,643,474 and 88,426,104 shares issued and outstanding, respectively, at September 30, 2013 and 91,047,297 and 88,662,845 shares issued and outstanding, respectively, at December 31, 2012	92	91
Treasury stock, at cost, 3,217,370 and 2,384,452 shares, respectively	(56,198)	(44,214)
Additional paid-in capital	319,516	307,823
Retained earnings	411,365	334,012
Accumulated other comprehensive income	15,450	19,688
Total stockholders’ equity	690,225	617,400
Total liabilities and stockholders’ equity	$946,586	$829,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
($ thousands)	2013	2012
Cash flows from operating activities:
Net income	$77,353	$134,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,167	26,815
Unrealized loss on foreign exchange, net	761	5,530
Provision for doubtful accounts, net	1,420	1,619
Share-based compensation	9,987	8,971
Other non-cash items	1,067	2,158
Changes in operating assets and liabilities:
Accounts receivable	(31,783)	(34,568)
Inventories	(15,030)	(57,180)
Prepaid expenses and other assets	(8,645)	(19,791)
Accounts payable	2,388	6,619
Accrued expenses and other liabilities	20,755	26,849
Income taxes	4,869	5,294
Cash provided by operating activities	94,309	107,266
Cash flows from investing activities:
Purchases of marketable securities	—	(2,630)
Cash paid for purchases of property and equipment	(30,753)	(25,866)
Proceeds from disposal of property and equipment	551	855
Cash paid for intangible assets	(22,665)	(14,254)
Business acquisitions, net of cash	—	(5,152)
Restricted cash	(1,187)	(1,858)
Cash used in investing activities	(54,054)	(48,905)
Cash flows from financing activities:
Proceeds from bank borrowings	18,568	89,505
Repayment of bank borrowings and capital lease obligations	(11,654)	(90,617)
Issuances of common stock	2,017	3,358
Purchase of treasury stock	(12,533)	—
Repurchase of common stock for tax withholding	(256)	(493)
Cash provided by (used in) financing activities	(3,858)	1,753
Effect of exchange rate changes on cash	1,746	(5,121)
Net increase in cash and cash equivalents	38,143	54,993
Cash and cash equivalents—beginning of period	294,348	257,587
Cash and cash equivalents—end of period	$332,491	$312,580
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$719	$542
Income taxes	$17,134	$16,937
Supplemental disclosure of non-cash, investing, and financing activities:
Assets acquired under capitalized leases	$61	$35
Accrued purchases of property and equipment	$2,493	$3,996
Accrued purchases of intangibles	$209	$4,281

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

Noncontrolling Interests - As of September 30, 2013, all of our subsidiaries were, in substance, wholly owned.

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

2. INVENTORIES

The following table summarizes inventories by major classification as of September 30, 2013 and December 31, 2012:

($ thousands)	September 30, 2013	December 31, 2012
Finished goods	$165,468	$155,833
Work-in-progress	853	911
Raw materials	9,797	8,060
Inventories	$176,118	$164,804

3. PROPERTY & EQUIPMENT

During the nine months ended September 30, 2013, we incurred gross capital expenditures related to property and equipment of $30.9 million primarily due to the expansion of our retail channel through leasehold improvements and equipment.

During the three months ended September 30, 2013 and 2012, we recorded $6.2 million and $5.8 million, respectively, in depreciation expense of which $0.7 million and $1.1 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income. During the nine months ended September 30, 2013 and 2012, we recorded $18.2 million and $17.2 million, respectively, in depreciation expense of which $2.3 million and $3.7 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income.

We periodically evaluate all of our long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. We recorded no asset impairment charges during the three months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013 and 2012, we recorded $0.2 million and $0.8 million, respectively, of asset impairment charges related to certain underperforming domestic stores in the Americas segment that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over the remaining economic life of those assets.

4. GOODWILL & INTANGIBLE ASSETS

The following table summarizes the goodwill and identifiable intangible assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013					December 31, 2012
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$108,586	(1)	$(45,840	)(2)	$62,746	$87,426	(1)	$(33,933	)(2)	$53,493
Customer relationships	6,930		(6,372)		558	7,145		(6,222)		923
Patents, copyrights, and trademarks	6,453		(3,946)		2,507	6,161		(3,522)		2,639
Core technology	4,698		(4,698)		—	4,856		(4,856)		—
Other	1,503		(1,126)		377	670		(636)		34
Total finite lived intangible assets	128,170		(61,982)		66,188	106,258		(49,169)		57,089
Indefinite lived intangible assets	102		—		102	113		—		113
Goodwill	2,791		—		2,791	2,729		—		2,729
Intangible assets	$131,063		$(61,982)		$69,081	$109,100		$(49,169)		$59,931

(1)         Includes $4.1 million of software held under a capital lease classified as capitalized software as of September 30, 2013 and December 31, 2012.

(2)         Includes $1.8 million and $1.3 million of accumulated amortization of software held under a capital lease as of September 30, 2013 and December 31, 2012, respectively, which is amortized using the straight-line method over the useful life.

During the three months ended September 30, 2013 and 2012, amortization expense recorded for intangible assets with finite lives was $4.4 million and $3.8 million, respectively, of which $1.6 million and $1.0 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income. During the nine months ended September 30, 2013 and 2012, amortization expense recorded for intangible assets with finite lives was $13.0 million and $9.6 million, respectively, of which $4.7 million and $2.7 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income.

The following table summarizes estimated future annual amortization of intangible assets as of September 30, 2013:

Amortization
Fiscal years ending December 31,	($ thousands)
Remainder of 2013	$8,814
2014	12,899
2015	12,825
2016	12,781
2017	9,285
Thereafter	9,584
Total	$66,188

5. ACCRUED EXPENSES & OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
($ thousands)	2013	2012
Accrued compensation and benefits	$28,829	$19,714
Professional services	16,653	13,588
Sales/use and VAT tax payable	15,051	12,444
Fulfillment, freight and duties	12,869	8,621
Accrued rent and occupancy	10,710	10,226
Customer deposits	6,222	2,593
Entrusted loan payable(1)	—	7,943
Other(2)	8,943	6,242
Total accrued expenses and other current liabilities	$99,277	$81,371

(1)         A corresponding entrusted loan receivable of $7.9 million is recorded in ‘Other receivables’ as of December 31, 2012 as amounts are related to our subsidiaries in China. The entrusted loan was paid in full during the second quarter of 2013 and as such, the entrusted loan payable, and corresponding receivable, was removed from the condensed consolidated balance sheet as of September 30, 2013.

(2)         The amounts in ‘Other’ consist of various accrued expenses and no individual item accounted for more than 5% of the total balance at September 30, 2013 or December 31, 2012.

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables summarize the financial instruments required to be measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Fair Value as of September 30, 2013
	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets or liabilities	inputs	inputs
($ thousands)	(Level 1)	(Level 2)	(Level 3)	Total	Balance Sheet Classification
Cash equivalents	$121,052	$—	$—	$121,052	Cash and cash equivalents and restricted cash
Derivative assets:
Foreign currency contracts	—	11,071	—	11,071	Prepaid expenses and other current assets and other assets

Derivative liabilities:
Foreign currency contracts	$—	$1,199	$—	$1,199	Accrued expense and other current liabilities

	Fair Value as of December 31, 2012
	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets or liabilities	inputs	inputs
($ thousands)	(Level 1)	(Level 2)	(Level 3)	Total	Balance Sheet Classification
Cash equivalents	$14,800	$—	$—	$14,800	Cash and cash equivalents
Derivative assets:
Foreign currency contracts	—	5,548	—	5,548	Prepaid expenses and other current assets and other assets

Derivative liabilities:
Foreign currency contracts	$—	$295	$—	$295	Accrued expense and other current liabilities

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

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at September 30, 2013 and December 31, 2012. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	September 30,	December 31,
($ thousands)	2013	2012
Foreign currency exchange forward contracts by currency:
Japanese Yen	$73,584	$112,500
Euro	48,063	5,159
Pound Sterling	24,653	8,742
Singapore Dollar	23,256	—
Mexican Peso	18,700	11,400
Russian Ruble	11,892	—
Australian Dollar	5,682	4,178
New Taiwan Dollar	4,353	—
South African Rand	3,250	—
South Korean Won	2,083	—
Swedish Krona	1,959	—
Canadian Dollar	1,698	—
Indian Rupee	1,600	—
Hong Kong Dollar	1,451	—
New Zealand Dollar	1,200	1,137
Norwegian Krone	551	—
Total notional value, net	$223,975	$143,116

Latest maturity date	December 2015	December 2015

The following table presents the amounts affecting the consolidated statements of income from derivative instruments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended September
	September 30,		30,		Location of (Gain) Loss Recognized in Income
($ thousands)	2013	2012	2013	2012	on Derivatives
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	$2,588	$2,793	$(8,064)	$4,977	Foreign currency transaction (gains) losses, net

Foreign currency transaction gains and losses recognized on the condensed consolidated statements of income include both realized and unrealized gains/losses from underlying foreign currency activity and derivative contracts. These gains and losses are reported on a net basis. For the three months ended September 30, 2013, the net loss recognized of $1.0 million recorded on the condensed consolidated statements of income is comprised of a $2.6 million net loss associated with our derivative instruments partially offset by a $1.6 million net gain associated with exposure from day-to-day business transactions in various foreign currencies. For the three months ended September 30, 2012, the immaterial net loss recorded on the condensed consolidated statements of income is comprised of a $2.8 million net loss associated with our derivative instruments fully offset by a $2.8 million net gain associated with exposure from day-to-day business transactions in various foreign currencies. For the nine months ended September 30, 2013, the net loss recognized of $4.5 million recorded on the condensed consolidated statements of income is comprised of a $12.6 million net loss associated with exposure from day-to-day business transactions in various foreign currencies partially offset by a $8.1 million net gain associated with our derivative instruments. For the nine months ended September 30, 2012, the net loss recognized of $2.7 million recorded on the condensed consolidated statements of income is comprised of a $5.0 million net loss associated with our derivative instruments partially offset by a $2.3 million net gain associated with exposure from day-to-day business transactions in various foreign currencies.

8. BANK BORROWINGS & CAPITAL LEASE OBLIGATIONS

Bank borrowings and capital lease obligations as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30,	December 31,
($ thousands)	2013	2012
Bank borrowings(1)	$13,529	$6,582
Capital lease obligations for equipment bearing interest rates ranging from 5.3% to 73.3% and maturities through 2016	78	53
Total bank borrowings and capital lease obligations	$13,607	$6,635

(1)         Bank borrowings represent the outstanding debt balance related to four separate notes payable issued by PNC Equipment Finance, LLC (“PNC”) for our new ERP implementation. The notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to June 2017. Interest rates and payment terms are subject to change as further financing occurs.

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

As of September 30, 2013 and December 31, 2012, we had no outstanding borrowings under the Credit Agreement. As of September 30, 2013 and December 31, 2012, we had issued and outstanding letters of credit of $7.2 million and $6.4 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of September 30, 2013, we were in compliance with all restrictive financial and other covenants under the Credit Agreement.

9. STOCK-BASED COMPENSATION

Options granted generally vest over four years with the first year vesting on a cliff basis followed by monthly vesting for the remaining three years. Restricted stock awards (“RSA”) and restricted stock units (“RSU”) granted generally vest over three or four years depending on the terms of the grant. Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period. During the three months ended September 30, 2013 and 2012, $3.0 million and $2.8 million, respectively, of stock-based compensation expense was recorded, of which $0.5 million and $0.0 million, respectively, related to the implementation of our ERP system was capitalized to intangible assets. During the nine months ended September 30, 2013 and 2012, $10.5 million and $9.0 million, respectively, of stock-based compensation expense was recorded, of which $0.5 million and $0.0 million, respectively, related to the implementation of our ERP system was capitalized to intangible assets.

Stock Options

The following table summarizes the stock option activity for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Options	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at June 30, 2013 and 2012, respectively, and December 31, 2012 and 2011, respectively	2,370,085	$13.42	2,974,613	$12.48	2,621,686	$13.03	3,331,031	$11.91
Granted	10,000	13.52	69,500	17.19	167,000	15.75	183,400	17.18
Exercised	(87,730)	6.59	(257,570)	7.10	(291,820)	6.91	(543,014)	6.18
Forfeited or expired	(63,089)	20.18	(55,886)	17.13	(267,600)	17.59	(240,760)	16.42
Outstanding at September 30	2,229,266	$13.50	2,730,657	$13.01	2,229,266	$13.50	2,730,657	$13.01

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

During the three months ended September 30, 2013 and 2012, the Board of Directors approved an immaterial amount of RSU grants. During the nine months ended September 30, 2013 and 2012, the Board of Directors approved RSU grants of 1.6 million and 0.9 million, respectively, of which 0.7 million and 0.4 million, respectively, were granted to certain executives as part of our performance incentive program. Half of these performance incentive program grants vest ratably on each of the first three anniversaries of the grant date; 25% will vest upon achievement of certain performance metrics; and the remaining 25% will vest one year from the date upon which certain performance metrics are achieved. If actual performance metrics exceed the targeted performance metrics by a predetermined amount, the executives are eligible to receive up to 200% of the performance-based portion of their award. During the three months ended September 30, 2013 and 2012, $2.2 million and $1.9 million, respectively, of stock-based compensation expense related to RSUs were recorded. During the nine months ended September 30, 2013 and 2012, $8.1 million and $5.1 million, respectively, of stock-based compensation expense related to RSUs were recorded.

The following table summarizes the RSA activity for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013 and 2012, respectively, and December 31, 2012 and 2011, respectively	288,087	$13.32	383,410	$13.53	355,509	$13.37	571,175	$11.87
Granted	—	—	—	—	21,590	16.56	18,813	16.48
Vested	(5,396)	16.56	(7,600)	16.77	(83,608)	14.70	(187,078)	9.04
Forfeited or expired	(15,000)	14.34	(5,100)	12.51	(25,800)	13.57	(32,200)	12.51
Outstanding at September 30	267,691	$13.20	370,710	$13.47	267,691	$13.20	370,710	$13.47

The following table summarizes the RSU activity for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2013 and 2012, respectively, and December 31, 2012 and 2011, respectively	2,456,014	$16.72	1,465,715	$21.00	1,414,661	$20.61	711,980	$23.43
Granted	26,500	13.52	59,500	17.19	1,589,614	15.01	948,059	19.28
Vested	(8,231)	24.17	(7,984)	26.81	(295,215)	22.32	(113,225)	24.65
Forfeited or expired	(90,285)	18.08	(29,996)	19.19	(325,062)	21.10	(59,579)	20.22
Outstanding at September 30	2,383,998	$16.59	1,487,235	$20.86	2,383,998	$16.59	1,487,235	$20.86

10. INCOME TAXES

During the three months ended September 30, 2013, we recognized an income tax expense of $4.6 million on pre-tax income of $17.7 million, representing an effective income tax rate of 26.2% compared to an income tax benefit of $5.4 million on pre-tax income of $39.7 million, representing an effective income tax rate of (13.6%) for the same period in 2012. During the nine months ended September 30, 2013, we recognized an income tax expense of $25.1 million on pre-tax income of $102.5 million, representing an effective income tax rate of 24.6% compared to an income tax expense of $14.6 million on pre-tax income of $149.6 million, representing an effective income tax rate of 9.8% for the same period in 2012.

The increase in effective tax rate for the three and nine months ended September 30, 2013 compared to the same period in 2012 is principally the result of the release of certain valuation allowances associated with deferred tax assets that occurred in 2012 and did not reoccur in 2013. Our effective tax rates for all periods presented also differ from the federal U.S. statutory rate due to differences between income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $28.0 million at September 30, 2013 and $31.9 million at December 31, 2012.

We are regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. Please refer to Note 12 — “Commitments & Contingencies” for further details regarding these audits.

11. EARNINGS PER SHARE

The following table illustrates the basic and diluted earnings per share (“EPS”) computations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ thousands, except share and per share data)	2013	2012	2013	2012
Numerator
Net income attributable to common stockholders	$13,036	$45,080	$77,353	$134,950
Less: income allocated to participating securities	(41)	(188)	(276)	(702)
Net income attributable to common stockholders - basic and diluted	$12,995	$44,892	$77,077	$134,248
Denominator
Weighted average common shares outstanding - basic	88,109,088	89,947,641	87,919,351	89,592,430
Plus: dilutive effect of stock options and unvested restricted stock units	798,725	902,313	970,970	1,079,586
Weighted average common shares outstanding - diluted	88,907,813	90,849,954	88,890,321	90,672,016
Net income attributable per common share:
Basic	$0.15	$0.50	$0.88	$1.50
Diluted	$0.15	$0.49	$0.87	$1.48

For the three and nine months ended September 30, 2013, approximately 1.4 million options and RSUs in total were not included in the calculation of diluted EPS as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2012, approximately 1.7 million and 1.5 million, respectively, options and RSUs in total were not included in the calculation of diluted EPS as their effect would have been anti-dilutive.

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. As of September 30, 2013, we had approximately 2.8 million shares available for repurchase under previously announced repurchase authorizations.

On October 29, 2013, our Board of Directors authorized the repurchase of up to an additional 15.0 million shares of Company common stock under the Company’s previously announced stock repurchase authorization. This brings the total shares available for repurchase by the Company under the existing board authorization to approximately 17.8 million shares. The number, price and timing of the repurchases, if any, will be at the Company’s sole discretion and future repurchases will be evaluated depending on market conditions, liquidity needs and other factors. The Company’s Board of Directors may suspend, modify or terminate the program at any time without prior notice.

For the three months ended September 30, 2013, we did not repurchase any shares associated with a publicly-announced repurchase plan. For the nine months ended September 30, 2013, we repurchased approximately 0.8 million shares at an average price of $14.99 for an aggregate price of approximately $12.5 million excluding related commission charges, under a publicly-announced repurchase plan.

12. COMMITMENTS & CONTINGENCIES

Rental Commitments and Contingencies

We rent space for our retail stores, offices, warehouses, vehicles, and equipment under operating leases expiring at various dates through 2033. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the lease term. Deferred rent is included in the condensed consolidated balance sheets in ‘Accrued expenses and other current liabilities.’

The following table summarizes the composition of rent expense under operating leases for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Minimum rentals	$26,047	$21,458	$75,093	$61,177
Contingent rentals	5,596	4,864	15,240	13,610
Less: Sublease rentals	(158)	(228)	(469)	(667)
Total rent expense	$31,485	$26,094	$89,864	$74,120

Purchase Commitments

As of September 30, 2013, we had purchase commitments with certain third party manufacturers for $176.9 million, which includes an immaterial amount of yet-to-be-received finished product where title passes to us upon receipt. As of December 31, 2012, we had purchase commitments with certain third party manufacturers for $152.8 million, of which $5.9 million was for yet-to-be-received finished product where title passes to us upon receipt.

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

As a result of the changes discussed above, we have four reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, Japan and Europe. We also have an “Other businesses” category which aggregates insignificant operating segments that do not meet the reportable segment threshold and represent manufacturing operations located in Mexico, Italy and Asia. The composition of our reportable operating segments is consistent with that used by our CODM to evaluate performance and allocate resources.

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

The following table sets forth information related to our reportable operating business segments during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ thousands)	2013	2012	2013	2012
Revenues:
Americas	$116,194	$131,948	$391,878	$383,866
Asia Pacific	79,406	72,964	281,695	232,240
Japan	38,984	50,731	114,815	140,336
Europe	53,903	39,765	175,419	141,534
Total segment revenues	288,487	295,408	963,807	897,976
Other businesses	37	161	200	333
Total consolidated revenues	$288,524	$295,569	$964,007	$898,309

Operating income:
Americas(1)	$17,969	$27,610	$61,787	$77,299
Asia Pacific	13,690	18,014	76,478	65,488
Japan	11,656	20,999	36,679	61,666
Europe	6,860	1,351	31,188	27,730
Total segment operating income	50,175	67,974	206,132	232,183
Reconciliation of total segment operating income to income before income taxes:
Other businesses	(5,495)	(2,690)	(14,907)	(8,598)
Intersegment eliminations	15	15	45	54
Unallocated corporate and other(2)	(26,788)	(25,285)	(85,294)	(72,568)
Total consolidated operating income	17,907	40,014	105,976	151,071
Foreign currency transaction losses, net	1,043	21	4,457	2,670
Interest income	(853)	(151)	(1,676)	(1,057)
Interest expense	44	377	519	556
Other (income) expense, net	13	71	180	(690)
Income before income taxes	$17,660	$39,696	$102,496	$149,592

Depreciation and amortization:
Americas	$2,690	$2,347	$7,663	$7,530
Asia Pacific	1,244	1,256	3,722	3,557
Japan	346	575	1,122	1,474
Europe	1,367	787	3,798	2,079
Total segment depreciation and amortization	5,647	4,965	16,305	14,640
Other businesses	2,045	1,704	6,285	4,765
Unallocated corporate and other(2)	2,953	2,890	8,577	7,410
Total consolidated depreciation and amortization	$10,645	$9,559	$31,167	$26,815

(1)         Includes $0.2 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively, of asset impairment charges related to certain underperforming retail locations.

(2)        Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

The following table sets forth asset information related to our reportable operating business segments as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
($ thousands)	2013	2012
Assets:
Americas	$132,960	$143,236
Asia Pacific	211,789	170,426
Japan	88,130	111,785
Europe	165,013	85,756
Total segment current assets	597,892	511,203
Other businesses	16,977	14,489
Unallocated corporate and other(1)	13,819	25,738
Deferred tax assets, net	5,647	6,284
Income tax receivable	16,666	5,613
Other receivables	17,201	24,821
Prepaid expenses and other current assets	30,869	24,967
Total current assets	699,071	613,115
Property and equipment, net	94,233	82,241
Intangible assets, net	69,081	59,931
Deferred tax assets, net	33,529	34,112
Other assets	50,672	40,239
Total consolidated assets	$946,586	$829,638

(1)         Corporate assets primarily consist of cash and equivalents.

14. LEGAL PROCEEDINGS

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit.  We and those current and former officers and directors named as defendants have entered into a Stipulation of Settlement with the plaintiffs that would, if approved by the United States District Court for the District of Colorado, resolve all claims asserted against us by the plaintiffs on behalf of the putative class, and plaintiffs’ appeal would be dismissed. Our independent auditor is not a party to the Stipulation of Settlement. The Stipulation of Settlement received preliminary approval from the District Court on August 28, 2013.  It remains subject to customary conditions, including final court approval following notice to stockholders. The District Court has scheduled a final settlement hearing for February 13, 2014.  If the settlement becomes final, all amounts required by the settlement will be paid by our insurers. There can be no assurance that the settlement will be finally approved by the District Court, or that approval by the District Court will, if challenged, be upheld by the Tenth Circuit.

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and subsequently appealed the judgment.  On October 30, 2012, the Court of Appeal handed down its judgment confirming the trial judge’s findings. We submitted a request to the Supreme Court seeking permission to appeal.  On April 24, 2013 the Supreme Court declined to grant permission to appeal.  Given that to date the legal proceedings in this case have only addressed liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under English law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the proceedings. We expect that Spectrum will now request to move to the damages phase via a case management conference, during which the Court will provide instructions and schedules leading up to the trial on damages.  Spectrum has not formally filed a court claim for compensation and damages and the amount will be assessed later in the proceedings.  A trial and judgment on damages could take up to 12 months.

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010.  In August 2013, CBP issued a revised draft audit report to which we filed comments and objections.  CBP has stated that a final report will be issued before the end of 2013.  CBP has provided us with projections that reflect unpaid duties totaling approximately $12.4 million during the period under review (a reduction from $14.3 million in the preliminary draft report issued in 2012).  We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the preliminary projection.  CBP is currently reviewing this response.  It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute.  CBP has stated that the final report will recommend collection of the duties due.  At this time, it is not possible to determine when a notice of claim will be received from CBP but currently we do not anticipate a notice of claim will be received prior to the first quarter of 2014.  Likewise, it is not possible to predict whether CBP may seek to assert a claim for penalties in addition to any unpaid duties.

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

As of September 30, 2013, we have accrued a total of $6.0 million relating to these litigation matters and other disputes.  We estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0 and $10.2 million in the aggregate, in excess of the amount accrued.

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

Since the initial introduction and popularity of our Beach and Crocs Classic designs, we have expanded our Croslite products to include a variety of new styles and products and have extended our product reach through the acquisition of brand platforms such as Jibbitz and Ocean Minded. We intend to continue to expand the breadth of our footwear product lines, bringing a unique and original perspective to the consumer in styles that may be unexpected from Crocs. We believe this will help us to continue to build a stable year-round business as we move toward becoming a four-season brand.

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

Q3 Financial Highlights

During the three months ended September 30, 2013, we experienced strong results in our Asia Pacific segment, which remains a key component of the business and fundamental driver of our growth strategy as all channels in the region continue to exceed expectations, and marked improvement in our Europe segment, which has shown slow signs of a macroeconomic recovery. This positive performance was counterbalanced by overall weakness in the Americas and Japan segments, in which all channels performed below prior year levels. The underperformance was especially acute in the Americas segment where we were impacted by wholesale accounts trimming at-once orders to remain lean on inventory coupled with weak consumer confidence affecting our direct-to-consumer channel performance. In the Japan segment, we continued to experience unfavorable exchange rates. As of September 30, 2013, the Japanese Yen has declined 26.6% compared to the same date in 2012, which has reduced quarter-over-quarter and year-over-year revenue by $10.0 million and $25.4 million, respectively.

Globally, our direct-to-consumer channel continues to be a key component of our success, which grew 8.7% on a constant currency basis, with positive same-store sales in Asia Pacific and Europe. Gross margins in the direct-to-consumer channel were improved partly due to less promotional activity within the quarter; however, this negatively impacted our conversion rates.

Overall, the third quarter turned out to be a difficult quarter; however, we have confidence in the fundamentals of the business and long-term growth strategy that has been implemented and new product lines that will be offered in the upcoming months.

The following are significant developments in our businesses during the three and nine months ended September 30, 2013:

•                  Revenues decreased $7.0 million, or 2.4%, to $288.5 million during the three months ended September 30, 2013 and increased $65.7 million, or 7.3%, to $964.0 million during the nine months ended September 30, 2013 compared to the same periods in 2012. Revenue in the three months ended September 30, 2013 was down compared to the same period in 2012 mainly due to a soft wholesale market in our Americas segment as a result of conservative customer inventory demands throughout the United States as well as unfavorable foreign currency fluctuations in our Japan segment. Revenue growth for the nine months ended September 30, 2013 compared to the same period in 2012 was driven by increased sales volume through retail expansion and balanced sales growth throughout the globe with our classic and new product styles as we continue to transform Crocs brand awareness into an all-season footwear brand.

•                  Gross profit decreased $7.2 million, or 4.5%, to $153.6 million during the three months ended September 30, 2013 and increased $18.7 million, or 3.7%, to $520.3 million during the nine months ended September 30, 2013 compared to the same periods in 2012. Gross margin percentage decreased 120 basis points during the three months ended September 30, 2013 and decreased 180 basis points during the nine months ended September 30, 2013 compared to the same periods in 2012. The gross margin decline was mainly driven by an increase in product input costs through the expansion of our product line, which utilizes more expensive material such as textile fabric and leather, and we experienced unfavorable foreign currency fluctuations in our Japan segment. Gross margins for the three months ended September 30, 2013 were down compared to the same period in 2012 due to lower than anticipated at-once wholesale revenue which resulted in an offsetting increase in average footwear selling price during the quarter. Gross margins for the nine months ended September 30, 2013 were down compared to the same period in 2012 due to relatively flat average footwear selling prices, lower than anticipated at-once wholesale revenue and increased discount activity in the first half of the year reflecting our intentions to sell through inventory. Partially offsetting these decreases in year-to-date gross margin were positive impacts on gross margin from increased supply chain and manufacturing efficiency resulting in decreased expenses related to fulfillment, freight and duties, direct labor and overhead costs.

•                  Selling, general, and administrative expenses increased $14.9 million, or 12.4%, to $135.7 million during the three months ended September 30, 2013, and increased $64.4 million, or 18.4%, to $414.1 million during the nine months ended September 30, 2013 compared to the same periods in 2012. Selling, general, and administrative expenses continued to rise as we increased our global retail presence to solidify the long-term growth model of the Company and increased marketing spend to help drive demand as well as create demand within the consumer base. In addition to the general increase in operational costs, we incurred one-time, non-recurring expenses of $3.1 million during the three months ended September 30, 2013 and $6.8 million during the nine months ended September 30, 2013 related to the implementation of our enterprise resource planning (“ERP”) system, which includes non-cash accelerated depreciation and cash expenses for program management, training and other non-capitalized costs. We also experienced a one-time net expense of $6.1 million related to the resolution of a statutory tax audit in Brazil in the second quarter of 2013.

•                  Net income decreased $32.0 million, or 71.1%, to $13.0 million during the three months ended September 30, 2013 and decreased $57.6 million, or 42.7%, to $77.4 million during the nine months ended September 30, 2013 compared to the same periods in 2012 driving our diluted earnings per share from $0.49 to $0.15 and from $1.48 to $0.87, respectively. This decrease was primarily the result of decreases in both gross margins and operating margins, which were driven by increased cost of sales as we expand our product line and increased selling, general and administrative costs related to our retail expansion, the implementation of our ERP system, the impact of a higher tax rate in 2013, and a one-time net expense in the second quarter of 2013 of $6.1 million related to the resolution of a statutory tax audit in Brazil.

•                  We continue to expand our retail channel through the net addition of 95 stores since September 30, 2012 in order to further increase brand recognition and create opportunities to present new and classic product lines. We also continue to close certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line.

•                  We continue to fund the implementation of our customized and fully integrated operations, accounting, and finance ERP system, which is expected to launch in the second half of 2014. The introduction of the new ERP system to our current environment will allow for seamless and high-quality data across the Company. As of September 30, 2013, total costs to date related to the ERP implementation were $29.5 million, of which $24.3 million was capitalized and $5.2 million was expensed. As of September 30, 2013, we had $13.5 million in outstanding borrowings related to the ERP system under a Master Installment Payment Agreement (“Master IPA”) with PNC Equipment Finance, LLC (“PNC Equipment”).

•                  During the three months ended September 30, 2013, we did not repurchase any shares of our common stock under our publicly announced repurchase plan. During the nine months ended September 30, 2013, we repurchased approximately 0.8 million shares at an average price of $14.99 per share for a total value of $12.5 million, excluding related commission charges.

Future Outlook

In the remainder of 2013, we do not believe that we will see a marked improvement in consumer attitudes, specifically in North America, through the end of the year as the fourth quarter is typically our lowest revenue quarter. As the fall and winter months approach, we are expecting 1 to 2 product launch phases throughout the remainder of 2013, which will emphasize the growth of the brand and promote year-round sustainability. We currently have 594 retail locations globally and plan to open approximately 10 more retail locations across the globe by the end of the year. Retail expansion will resume in 2014 as we plan to open between 65 and 100 new stores, including our state-of-the-art, three-story flagship store which will be located in the heart of New York City. In addition, we plan to expand our wholesale operations with our key partners to attract new customers and retain loyalists through popular wholesale outlets through visual merchandising and product-driven expansion.

The following table summarizes wholesale backlog sales by reportable operating segment as of September 30, 2013 and 2012:

	September 30,
($ thousands)	2013	2012
Americas	$120,913	$137,999
Asia Pacific	150,350	136,382
Japan	52,000	70,655
Europe	75,338	50,433
Total backlog (1)	$398,601	$395,469

(1)         We receive a significant portion of orders as preseason orders, generally four to six months prior to shipment date. We provide customers with price incentives to participate in such preseason programs to enable us to better plan our production schedule, inventory and shipping needs. Unfulfilled customer orders as of any date are referred to as backlog and represent orders scheduled to be shipped at a future date. Backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of product shipments. Further, the mix of future and immediate delivery orders can vary significantly period over period. Due to these factors and since the unfulfilled orders can be canceled at any time prior to shipment by our customers, backlog may not be a reliable measure of future sales and comparisons of backlog from period to period may be misleading. In addition, our historical cancellation experience may not be indicative of future cancellation rates. While all orders in the backlog are subject to cancellation by customers, we expect that the majority of these orders will be fulfilled within one year.

We have implemented several investment strategies that we believe will drive revenue growth while improving the operational and technological efficiency of the business. We remain in the testing and development phase of our ERP system implementation. This implementation represents the beginning of a transformational change intended to improve our operational efficiency as we adapt as a global company. We plan on continuing to improve the metrics of our retail stores by focusing on high traffic, outlet locations with an emphasis on increased size and visibility.

As noted above and backed by our strong balance sheet, we intend to continue to manage and invest in the business for the long-term by expanding our direct-to-consumer channel. Throughout the year, we noticed a strong rebound in our direct-to-consumer channel, which led to positive comparable store growth during the quarter and year.

Selling, general, and administrative expenses will continue to increase as we increase our global retail presence and make strategic purchases to improve the operational efficiency of the Company.

Overall, the organization is focused on delivering shareholder value through our focus on casual lifestyle footwear sales and balancing long-term global growth between company-operated retail locations, partner store and multiband independent wholesale accounts and internet sites in local languages.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Change
($ thousands, except per share data and average footwear selling price)	2013	2012	$		%
Revenues	$288,524	$295,569	$(7,045)		(2.4)%
Cost of sales	134,943	134,826	117		0.1
Gross profit	153,581	160,743	(7,162)		(4.5)
Selling, general and administrative expenses	135,674	120,729	14,945		12.4
Income from operations	17,907	40,014	(22,107)		(55.2)
Foreign currency transaction losses, net	1,043	21	1,022		4,866.7
Interest income	(853)	(151)	(702)		464.9
Interest expense	44	377	(333)		(88.3)
Other expense, net	13	71	(58)		(81.7)
Income before income taxes	17,660	39,696	(22,036)		(55.5)
Income tax expense (benefit)	4,624	(5,384)	10,008		(185.9)
Net income	$13,036	$45,080	$(32,044)		(71.1)%

Net income per common share:
Basic	$0.15	$0.50	$(0.35)		(70.5)%
Diluted	$0.15	$0.49	$(0.34)		(70.2)%
Gross margin	53.2%	54.4%	(120	)bps	(2.2)%
Operating margin	6.2%	13.5%	(730	)bps	(54.1)%
Footwear unit sales	12,012	12,420	(408)		(3.3)%
Average footwear selling price	$23.11	$22.77	$0.34		1.5%

Revenues. During the three months ended September 30, 2013, revenues decreased $7.0 million, or 2.4%, compared to the same period in 2012, primarily due to a decrease of 0.4 million, or 3.3%, in global footwear unit sales partially offset by an increase of $0.34 per unit, or 1.5%, in average footwear selling price. For the three months ended September 30, 2013, revenues from our wholesale channel decreased $15.9 million, or 10.2%, compared to the same period in 2012, which was primarily driven by decreased wholesale sales in Americas and Japan partially offset by increased wholesale sales in Europe and Asia Pacific. We experienced a strong commitment by wholesale accounts in both Asia Pacific and Europe. Despite continued strong commitments by wholesale accounts in both Asia Pacific and Europe, we experienced underperformance in Americas and Japan wholesale primarily due to conservative customer inventory demands and macroeconomic decreases in consumer spending. Revenues from our retail channel increased $12.5 million, or 11.2%, compared to the same period in 2012, primarily driven by opening 19 company-operated stores (net of store closures) in the three months ended September 30, 2013 through the continued expansion of our retail presence which led to increased retail sales in Europe, Asia Pacific and Americas partially offset by decreased retail sales in Japan. We continue to close certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line. Revenues from our internet channel decreased $3.7 million, or 13.7%, compared to the same period in 2012, which was primarily driven by decreased internet sales in Americas and Japan partially offset by increased internet sales in Europe and Asia Pacific.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency during the three months ended September 30, 2013 decreased our revenues by $9.6 million compared to the same period in 2012. The majority of this decrease was related to the decrease in value of the Japanese Yen compared to the U.S. Dollar due to the political and macroeconomic environment in Japan.

The following table summarizes our total revenue by channel for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Change		Constant Currency Change(1)
($ thousands)	2013	2012	$	%	$	%
Channel revenues:
Wholesale:
Americas	$45,134	$56,445	$(11,311)	(20.0)%	$(10,504)	(18.6)%
Asia Pacific	43,268	42,291	977	2.3	1,352	3.2
Japan	24,536	34,685	(10,149)	(29.3)	(3,807)	(11.0)
Europe	27,414	22,667	4,747	20.9	3,463	15.3
Other businesses	37	161	(124)	(77.0)	(118)	(73.3)
Total Wholesale	140,389	156,249	(15,860)	(10.2)	(9,614)	(6.2)
Consumer-direct:
Retail:
Americas	59,839	58,798	1,041	1.8	1,369	2.3
Asia Pacific	33,469	28,549	4,920	17.2	5,013	17.6
Japan	12,397	13,277	(880)	(6.6)	2,285	17.2
Europe	18,995	11,550	7,445	64.5	6,985	60.5
Total Retail	124,700	112,174	12,526	11.2	15,652	14.0
Internet:
Americas	11,221	16,705	(5,484)	(32.8)	(5,414)	(32.4)
Asia Pacific	2,669	2,124	545	25.7	573	27.0
Japan	2,051	2,769	(718)	(25.9)	(192)	(6.9)
Europe	7,494	5,548	1,946	35.1	1,548	27.9
Total Internet	23,435	27,146	(3,711)	(13.7)	(3,485)	(12.8)
Total revenues:	$288,524	$295,569	$(7,045)	(2.4)%	$2,553	0.9%

(1)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below illustrates the overall growth in the number of our company-operated retail locations by type of store and reportable operating segment as of September 30, 2013 and 2012:

	September 30,			September 30,
Company-operated retail locations:	2012	Opened	Closed	2013
Type:
Kiosk/Store in Store	133	26	(37)	122
Retail Stores	245	95	(25)	315
Outlet Stores	121	40	(4)	157
Total	499	161	(66)	594
Operating segment:
Americas	189	45	(26)	208
Asia Pacific	197	59	(35)	221
Japan	36	15	(1)	50
Europe	77	42	(4)	115
Total	499	161	(66)	594

The table below sets forth our comparable store sales growth by reportable operating segment for the three months ended September 30, 2013 as compared to the same period in 2012:

	Constant Currency	Constant Currency
	Three Months Ended	Three Months Ended
Comparable store sales growth(1)	September 30, 2013(2)	September 30, 2012(2)
Americas	(8.3)%	5.5%
Asia Pacific	6.0	(2.2)
Japan	(16.3)	(15.1)
Europe	8.8	0.9
Global	(4.2)%	1.0%

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

Gross profit. During the three months ended September 30, 2013, gross profit decreased $7.2 million, or 4.5%, compared to the same period in 2012, which was primarily attributable to relatively flat cost of sales and a 3.3% decrease in unit sales volume partially offset by a 1.5% increase in average footwear selling price. Gross margin percentage decreased 120 basis points compared to the same period in 2012 as we increased product input costs through the expansion of our product line, which utilizes more expensive material such as textile fabric and leather, and we experienced unfavorable foreign currency fluctuations in our Japan segment. In addition, we experienced lower than anticipated at-once wholesale revenue which resulted in an offsetting increase in average footwear selling price during the quarter. Partially offsetting this decrease in gross margin were positive impacts on gross margin including increased supply chain and manufacturing efficiency resulting in decreased expenses related to fulfillment, freight and duties, direct labor and overhead costs as a percentage of revenues.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the three months ended September 30, 2013 decreased our gross profit by $5.2 million compared to the same period in 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14.9 million, or 12.4%, during the three months ended September 30, 2013 compared to the same period in 2012 primarily due to:

(i)

an increase of $6.3 million in rent and building-related costs, which is almost entirely related to our retail channel expansion as we continue to increase the number of company-operated retail stores;

(ii)

an increase of $3.2 million in salaries and related costs, including variable and stock compensation, of which $1.2 million is related to our retail channel expansion as we increase headcount and compensation in relation to this project;

(iii)

an increase of $2.7 million in professional service expenses related to various increases in consulting fees, outside services and contract labor, of which $1.4 million is related to our retail expansion through contract labor and consulting activity and $0.5 million is related to our ERP implementation as we utilize the expertise of outside consultants; and

(iv)	an increase of $1.5 million in marketing expenses, including increased spending on advertising and agency activity in order to help drive demand as well as create demand within the consumer base.

As a percentage of revenue, selling, general and administrative expenses increased 15.2%, or 620 basis points, to 47.0% during the three months ended September 30, 2013 compared to the same period in 2012 as we continue to capitalize on earnings to increase our global retail presence, utilize state-of-the-art marketing techniques to expand our global brand and update our information technology for a streamlined business approach.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the three months ended September 30, 2013, decreased selling, general and administrative expenses by approximately $2.5 million compared to the same period in 2012.

Foreign Currency Transaction Losses. “Foreign currency transaction losses, net” is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the three months ended September 30, 2013, net losses on foreign currency transactions increased $1.0 million compared to the same period in 2012.  This increase is primarily related to a $1.2 million decrease in net gains associated with exposure from day-to-day business transactions in various foreign currencies compared to the same period as 2012. This difference was partially offset by a $0.2 million decrease in net losses compared to the same period in 2012 associated with our derivative instruments and our ability to hedge foreign currency fluctuations through undesignated forward instruments.

Income tax expense. During the three months ended September 30, 2013, income tax expense increased $10.0 million, or 185.9%, resulting in a 39.8% increase in effective tax rate compared to the same period in 2012, resulting principally from the release of certain valuation allowances associated with deferred tax assets that occurred in the three months ended September 30, 2012 and did not reoccur in 2013. Our effective tax rate of 26.2% for the three months ended September 30, 2013 differs from the federal U.S. statutory rate primarily due to lower income tax rates in foreign jurisdictions as compared with U.S. income tax rates.

Comparison of the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Change
($ thousands, except per share data and average footwear selling price)	2013	2012	$		%
Revenues	$964,007	$898,309	$65,698		7.3%
Cost of sales	443,710	396,682	47,028		11.9
Gross profit	520,297	501,627	18,670		3.7
Selling, general and administrative expenses	414,119	349,737	64,382		18.4
Asset impairments	202	819	(617)		(75.3)
Income from operations	105,976	151,071	(45,095)		(29.9)
Foreign currency transaction losses, net	4,457	2,670	1,787		66.9
Interest income	(1,676)	(1,057)	(619)		58.6
Interest expense	519	556	(37)		(6.7)
Other (income) expense, net	180	(690)	870		(126.1)
Income before income taxes	102,496	149,592	(47,096)		(31.5)
Income tax expense	25,143	14,642	10,501		71.7
Net income	$77,353	$134,950	$(57,597)		(42.7)%

Net income per common share:
Basic	$0.88	$1.50	$(0.62)		(41.6)%
Diluted	$0.87	$1.48	$(0.61)		(41.4)%
Gross margin	54.0%	55.8%	(180	)bps	(3.2)%
Operating margin	11.0%	16.8%	(580	)bps	(34.5)%
Footwear unit sales	43,589	40,216	3,373		8.4%
Average footwear selling price	$21.44	$21.45	$(0.01)		—%

Revenues. During the nine months ended September 30, 2013, revenues increased $65.7 million, or 7.3%, compared to the same period in 2012, primarily due to an increase of 3.4 million, or 8.4%, in global footwear unit sales and relatively flat average footwear unit prices. For the nine months ended September 30, 2013, revenues from our wholesale channel increased $26.6 million, or 5.0%, compared to the same period in 2012, which was primarily driven by increased wholesale sales in Asia Pacific, Europe and Americas partially offset by decreased wholesale sales in Japan. Despite continued strong commitments by wholesale accounts in both Asia Pacific and Europe, we experienced underperformance in Americas and Japan wholesale primarily due to conservative customer inventory demands and macroeconomic decreases in consumer spending. Revenues from our retail channel increased $42.9 million, or 15.0%, compared to the same period in 2012, primarily driven by opening 57 company-operated stores (net of store closures) in the nine months ended September 30, 2013 through the continued expansion of our retail presence which led to increased retail sales in all four reportable segments. We continue to close certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line. Revenues from our internet channel decreased $3.7 million, or 4.8%, compared to the same period in 2012, which was primarily driven by decreased internet sales in Americas and Japan partially offset by increased internet sales in Europe and Asia Pacific.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency during the nine months ended September 30, 2013 decreased our revenues by $23.5 million compared to the same period in 2012. The majority of this decrease was related to the decrease in value of the Japanese Yen compared to the U.S. Dollar due to the political and macroeconomic environments in Japan.

The following table summarizes our total revenue by channel for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Change		Constant Currency Change(1)
($ thousands)	2013	2012	$	%	$	%
Channel revenues:
Wholesale:
Americas	$195,827	$187,870	$7,957	4.2%	$9,824	5.2%
Asia Pacific	180,205	147,628	32,577	22.1	31,374	21.3
Japan	78,116	101,863	(23,747)	(23.3)	(6,645)	(6.5)
Europe	107,689	97,773	9,916	10.1	8,166	8.4
Other businesses	200	333	(133)	(39.9)	(135)	(40.5)
Total Wholesale	562,037	535,467	26,570	5.0	42,584	8.0
Consumer-direct:
Retail:
Americas	156,784	149,296	7,488	5.0	8,167	5.5
Asia Pacific	93,937	79,290	14,647	18.5	14,195	17.9
Japan	30,625	31,476	(851)	(2.7)	6,131	19.5
Europe	46,734	25,158	21,576	85.8	21,076	83.8
Total Retail	328,080	285,220	42,860	15.0	49,569	17.4
Internet:
Americas	39,267	46,700	(7,433)	(15.9)	(7,298)	(15.6)
Asia Pacific	7,553	5,322	2,231	41.9	2,181	41.0
Japan	6,074	6,997	(923)	(13.2)	404	5.8
Europe	20,996	18,603	2,393	12.9	1,786	9.6
Total Internet	73,890	77,622	(3,732)	(4.8)	(2,927)	(3.8)
Total revenues:	$964,007	$898,309	$65,698	7.3%	$89,226	9.9%

(1)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below sets forth our comparable store sales growth by reportable operating segment for the nine months ended September 30, 2013 as compared to the same period in 2012:

	Constant Currency	Constant Currency
	Nine Months Ended	Nine Months Ended
Comparable store sales growth(1)	September 30, 2013(2)	September 30, 2012(2)
Americas	(5.1)%	3.7%
Asia Pacific	7.2	5.9
Japan	(16.1)	(11.2)
Europe	3.1	7.5
Global	(2.4)%	3.1%

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

Gross profit. During the nine months ended September 30, 2013, gross profit increased $18.7 million, or 3.7%, compared to the same period in 2012, which was primarily attributable to a 8.4% increase in unit sales volume partially offset by a $47.0 million, or 11.9%, increase in cost of sales. Average footwear selling prices were relatively flat during the nine months ended September 30, 2013. Gross margin percentage decreased 180 basis points compared to the same period in 2012 as we increased product input costs through the expansion of our product line, which utilizes more expensive material such as textile fabric and leather, and we experienced unfavorable foreign currency fluctuations in our Japan segment. In addition, we experienced lower than anticipated at-once wholesale revenue and increased discount activity in the first half of the year reflecting our intentions to sell through inventory. Partially offsetting this decrease in gross margin were positive impacts on gross margin including increased supply chain and manufacturing efficiency resulting in decreased expenses related to fulfillment, freight and duties, direct labor and overhead costs as a percentage of revenues.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the nine months ended September 30, 2013 decreased our gross profit by $13.4 million compared to the same period in 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $64.4 million, or 18.4%, during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to:

(i)                  an increase of $20.1 million in rent and building-related costs, of which $19.7 million is related to our retail channel expansion as we continue to increase the number of company-operated retail stores;

(ii)             an increase of $15.7 million in salaries and related costs including variable and stock compensation, of which $7.7 million is related to our retail channel expansion as we increase headcount and compensation in relation to this project;

(iii)          an increase of $10.1 million in professional service expenses related to various increases in consulting fees, outside services and contract labor, of which $3.5 million is related to our retail expansion through contract labor and consulting activity and $1.5 million is related to our ERP implementation as we utilize the expertise of outside consultants;

(iv)         a one-time net expense of $6.1 million related to the resolution of a statutory tax audit in Brazil; and

(v)            an increase of $6.4 million in marketing expenses, including increased spending on advertising and agency activity in order to help drive demand as well as create demand within the consumer base.

As a percentage of revenue, selling, general and administrative expenses increased 10.3%, 400 basis points, to 43.0% during the nine months ended September 30, 2013 compared to the same period in 2012 as we continue to capitalize on earnings to increase our global retail presence, utilize state-of-the-art marketing techniques to expand our global brand and update our information technology for a streamlined business approach.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the nine months ended September 30, 2013, decreased selling, general and administrative expenses by approximately $6.8 million compared to the same period in 2012.

Asset Impairments. During the nine months ended September 30, 2013 and 2012, we recorded $0.2 million and $0.8 million, respectively, in asset impairments related to certain underperforming domestic stores in the Americas segment that were unlikely to generate sufficient cash flows to fully recover the value of the stores’ assets over the remaining economic life of those assets. We will continue to evaluate all of our retail stores for indicators of impairment.

Foreign Currency Transaction Losses. “Foreign currency transaction losses, net” is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the nine months ended September 30, 2013, losses on foreign currency transactions increased $1.8 million, or 66.9%, compared to the same period in 2012. This increase is primarily related to a $14.9 million increase in net losses associated with exposure from day-to-day business transactions in various foreign currencies compared to the same period as 2012. This difference was partially offset by a $13.1 million increase in net gains compared to the same period in 2012 associated with our derivative instruments and our ability to hedge foreign currency fluctuations through undesignated forward instruments.

Income tax expense. During the nine months ended September 30, 2013, income tax expense increased $10.5 million, or 71.7%, resulting in a 14.7% increase in effective tax rate compared to the same period in 2012, resulting principally from the release of certain valuation allowances associated with deferred tax assets that occurred in the nine months ended September 30, 2012 and did not reoccur in 2013. Our effective tax rate of 24.6% for the nine months ended September 30, 2013 differs from the federal U.S. statutory rate primarily due to lower income tax rates in foreign jurisdictions as compared with U.S. income tax rates.

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

As a result of the changes discussed above, we have four reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, Japan and Europe. We also have an “Other businesses” category which aggregates insignificant operating segments that do not meet the reportable segment threshold and represent manufacturing operations located in Mexico, Italy and Asia. The composition of our reportable operating segments is consistent with that used by our CODM to evaluate performance and allocate resources.

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

Comparison of the Three Months Ended September 30, 2013 and 2012 by Segment

The following table sets forth information related to our reportable operating business segments for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Change		Constant Currency Change(4)
($ thousands)	2013	2012	$	%	$	%
Revenues:
Americas	$116,194	$131,948	$(15,754)	(11.9)%	$(14,549)	(11.0)%
Asia Pacific	79,406	72,964	6,442	8.8	6,938	9.5
Japan	38,984	50,731	(11,747)	(23.2)	(1,714)	(3.4)
Europe	53,903	39,765	14,138	35.6	11,996	30.2
Total segment revenues	288,487	295,408	(6,921)	(2.3)	2,671	0.9
Other businesses	37	161	(124)	(77.0)	(118)	(73.3)
Total consolidated revenues	$288,524	$295,569	$(7,045)	(2.4)%	$2,553	0.9%
Operating income (loss):
Americas	$17,969	$27,610	$(9,641)	(34.9)%	$(9,685)	(35.1)%
Asia Pacific	13,690	18,014	(4,324)	(24.0)	(4,355)	(24.2)
Japan	11,656	20,999	(9,343)	(44.5)	(6,346)	(30.2)
Europe	6,860	1,351	5,509	407.8	5,258	389.2
Total segment operating income	50,175	67,974	(17,799)	(26.2)	(15,128)	(22.3)
Other businesses(1)	(5,495)	(2,690)	(2,805)	104.3	(2,744)	102.0
Intersegment eliminations	15	15	—	—	—	—
Unallocated corporate and other(2)	(26,788)	(25,285)	(1,503)	5.9	(1,453)	5.7
Total consolidated operating income(3)	$17,907	$40,014	$(22,107)	(55.2)%	$(19,324)	(48.3)%

(1)         During the three months ended September 30, 2013, operating losses of Other businesses increased $1.5 million compared to the same period in 2012, primarily due to a $2.2 million decrease in gross margin as a result of increased cost of sales and a $0.1 million increase in selling, general and administrative expenses.

(2)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the three months ended September 30, 2013, operating losses of Unallocated corporate and other expenses increased $2.0 million compared to the same period in 2012, primarily due to a $2.7 million increase in selling, general and administrative costs as a result of increased salaries and related costs including variable and stock compensation, increased software license expenses related to the implementation of our ERP system and increased professional services expenses, partially offset by a $0.7 increase in gross margin due to allocation of costs.

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

Americas Operating Segment. During the three months ended September 30, 2013, revenues from the Americas segment decreased $15.8 million, or 11.9%, compared to the same period in 2012, driven by a 22.0% decrease in footwear units sold and a $1.2 million unfavorable impact from foreign currency fluctuations driven by weakening of the Brazilian Real and Canadian Dollar against the U.S. Dollar. This increase was partially offset by a 13.7% increase in average footwear selling price. Wholesale channel revenue decreased $11.3 million, or 20.0% and internet channel revenue decreased $5.5 million, or 32.8%. These decreases in revenue were mainly due to conservative customer inventory demands throughout the wholesale market in the United States coupled with weak consumer confidence. These decreases were partially offset by an increase of $1.0 million, or 1.8%, in retail channel revenue, which is mainly related to our disciplined expansion of retail stores. We opened one company-operated store (net of store closures) during the three months ended September 30, 2013. Segment operating income decreased $9.6 million, or 34.9%, driven mainly by the revenue decreases noted above and a $2.7 million, or 6.6%, increase in selling, general and administrative expenses as a result of the continued expansion of our retail channel and increased marketing efforts. Additionally, operating income was impacted by an increase in segment gross margin of 2.1%, or 110 basis points.

Asia Pacific Operating Segment. During the three months ended September 30, 2013, revenues from the Asia Pacific segment increased $6.4 million, or 8.8%, compared to the same period in 2012, driven by a 4.2% increase in footwear units sold and a 4.6% increase in average footwear selling price. This increase was partially offset by a $0.5 million unfavorable impact from foreign currency fluctuations driven by weakening of the Chinese Yen against the U.S. Dollar. Revenue growth for the region was realized in all three channels as we retained strong support from our wholesale channel customers, continued to focus on disciplined expansion of our retail channel as we opened 15 company-operated stores (net of store closures) during the three months ended September 30, 2013 and benefited from new, consumer-friendly webstores in various countries through our internet channel. Wholesale channel revenue increased $0.9 million, or 2.3%, and consumer-direct channel revenue increased $5.5 million, or 17.8%. The Asia-Pacific retail channel performed particularly well as comparable store sales increased 820 basis points compared to the same period in 2012. Segment operating income decreased $4.3 million, or 24.0%, driven mainly by a decrease in segment gross margin of 5.9%, or 360 basis points and a $5.4 million, or 20.1%, increase in selling, general and administrative expenses resulting the continued expansion of our retail channel.

Japan Operating Segment. During the three months ended September 30, 2013, revenues from the Japan segment decreased $11.7 million, or 23.2%, compared to the same period in 2012, driven by a 4.5% decrease in footwear units sold, a 19.1% decrease in average footwear selling price and a $10.0 million unfavorable impact from foreign currency fluctuations due to recent decreases in value of the Japanese Yen to the U.S. Dollar stemming from political and macroeconomic changes in the region. Wholesale channel revenue decreased $10.1 million, or 29.3%, retail revenue decreased $0.9 million, or 6.6%, and internet channel revenue decreased $0.7 million, or 25.9%. These decreases in revenue were mainly due to a soft wholesale market and slow sell-through of inventory as a result of macroeconomic declines. We opened one company-operated store (net of store closures) during the three months ended September 30, 2013. Segment operating income decreased $9.3 million, or 44.5%, driven mainly by the revenue decreases noted above, a decrease in segment gross margin of 11.0%, or 690 basis points and a $3.0 million unfavorable impact from foreign currency fluctuations. Additionally, operating income was impacted by a $0.7 million, or 6.4%, decrease in selling, general and administrative expenses.

Europe Operating Segment. During the three months ended September 30, 2013, revenues from the Europe segment increased $14.1 million, or 35.6%, compared to the same period in 2012, driven by a 63.0% increase in footwear units sold and a $2.1 million favorable impact from foreign currency fluctuations driven by strengthening of the Euro against the U.S. Dollar. This increase was partially offset by a 17.2% decrease in average footwear selling price. Revenue growth for the region was realized in all three channels as we continued the optimization of key wholesale partners and disciplined expansion of our retail channel as we opened two company-operated stores (net of store closures) during the three months ended September 30, 2013. Retail channel revenue increased $7.4 million, or 64.5%, wholesale channel revenue increased $4.7 million, or 20.9%, and internet channel revenue increased $1.9 million, or 35.1%. Segment operating income increased $5.5 million, or 407.8%, driven mainly by the revenue increases noted above, an increase in segment gross margin of 15.9%, or 740 basis points, and a $0.3 million favorable impact from foreign currency fluctuations. Additionally, operating income was impacted by a $5.3 million, or 31.0%, increase in selling, general and administrative expenses resulting primarily from increased headcount and building expenses related to the large expansion of our retail channel in the European segment.

Comparison of the Nine Months Ended September 30, 2013 and 2012 by Segment

The following table sets forth information related to our reportable operating business segments for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Change		Constant Currency Change(4)
($ thousands)	2013	2012	$	%	$	%
Revenues:
Americas	$391,878	$383,866	$8,012	2.1%	$10,693	2.8%
Asia Pacific	281,695	232,240	49,455	21.3	47,750	20.6
Japan	114,815	140,336	(25,521)	(18.2)	(110)	(0.1)
Europe	175,419	141,534	33,885	23.9	31,028	21.9
Total segment revenues	963,807	897,976	65,831	7.3	89,361	10.0
Other businesses	200	333	(133)	(39.9)	(135)	(40.5)
Total consolidated revenues	$964,007	$898,309	$65,698	7.3%	$89,226	9.9%
Operating income (loss):
Americas	$61,787	$77,299	$(15,512)	(20.1)%	$(16,074)	(20.8)%
Asia Pacific	76,478	65,488	10,990	16.8	9,949	15.2
Japan	36,679	61,666	(24,987)	(40.5)	(16,784)	(27.2)
Europe	31,188	27,730	3,458	12.5	3,174	11.4
Total segment operating income	206,132	232,183	(26,051)	(11.2)	(19,734)	(8.5)
Other businesses(1)	(14,907)	(8,598)	(6,309)	73.4	(6,104)	71.0
Intersegment eliminations	45	54	(9)	(16.7)	(9)	(16.0)
Unallocated corporate and other(2)	(85,294)	(72,568)	(12,725)	17.5	(12,643)	17.4
Total consolidated operating income(3)	$105,976	$151,071	$(45,095)	(29.9)%	$(38,491)	(25.5)%

(1)         During the nine months ended September 30, 2013, operating losses of Other businesses increased $6.3 million compared to the same period in 2012, primarily due to a $6.0 million decrease in gross margin as a result of increased cost of sales and a $0.3 million increase in selling, general and administrative expenses.

(2)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the nine months ended September 30, 2013, operating losses of Unallocated corporate and other expenses increased $12.7 million compared to the same period in 2012, primarily due to a $14.7 million increase in selling, general and administrative costs as a result of increased salaries and related costs including variable and stock compensation, increased software license expenses related to the implementation of our ERP system and increased professional services expenses. This increase of selling, general and administrative expenses was partially offset by a $2.0 increase in gross margin due to allocation of costs.

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

Americas Operating Segment. During the nine months ended September 30, 2013, revenues from the Americas segment increased $8.0 million, or 2.1%, compared to the same period in 2012, driven by a 5.0% increase in average footwear selling price. This increase was partially offset by a 1.0% decrease in footwear units sold and a $2.7 million unfavorable impact from foreign currency fluctuations driven by weakening of the Brazilian Real against the U.S. Dollar. Revenue growth for the region was realized primarily in the wholesale channel which increased $8.0 million, or 4.2%, and in the retail channel which increased $7.5 million, or 5.0%. These channel revenue increases reflect a strong commitment by wholesale customers early in the year for spring and summer month inventory and the disciplined expansion of retail stores as we opened nine company-operated stores (net of store closures) during the nine months ended September 30, 2013. These increases were partially offset by our internet channel which decreased $7.4 million, or 15.9%. This decrease was attributable to decreased internet traffic and conversion rates throughout the year. Segment operating income decreased $15.5 million, or 20.1%, driven mainly by a decrease in segment gross margin of 3.0%, or 160 basis points and a $14.0 million, or 11.3%, increase in selling, general and administrative expenses as a result of the continued expansion of our retail channel, increased marketing efforts, and a one-time net expense of $6.1 million related to the resolution of a statutory tax audit in Brazil. Additionally, operating income was impacted by the revenue increases noted above and a $0.6 million favorable impact from foreign currency fluctuations.

Asia Pacific Operating Segment. During the nine months ended September 30, 2013, revenues from the Asia Pacific segment increased $49.5 million, or 21.3%, compared to the same period in 2012, driven by a 19.1% increase in footwear units sold, a 2.4% increase in average footwear selling price and a $1.7 million favorable impact from foreign currency fluctuations driven by strengthening of the Chinese Yen and the South Korean Won against the U.S. Dollar. Revenue growth for the region was realized in all three channels as we retained strong support from our wholesale channel customers, continued to focus on disciplined expansion of our retail channel as we opened 20 company-operated stores (net of store closures) during the nine months ended September 30, 2013 and benefited from new, consumer-friendly webstores in various countries through our internet channel. Wholesale channel revenue increased $32.6 million, or 22.1%, and our consumer-direct revenue increased $16.9 million, or 20.0%. Segment operating income increased $11.0 million, or 16.8%, driven mainly by the revenue increases noted above and a $1.0 million favorable impact from foreign currency fluctuations. This revenue increase was partially offset by a decrease in segment gross margin of 2.2%, or 140 basis points and a $15.8 million, or 20.0%, increase in selling, general and administrative expenses resulting from the continued expansion of our retail channel and increased marketing efforts.

Japan Operating Segment. During the nine months ended September 30, 2013, revenues from the Japan segment decreased $25.5 million, or 18.2%, compared to the same period in 2012, driven by a 18.7% decrease in average footwear selling price and a $25.4 million unfavorable impact from foreign currency fluctuations due to recent decreases in value of the Japanese Yen to the U.S. Dollar stemming from political and macroeconomic changes in the region. This decrease was partially offset by a 1.9% increase in footwear units sold. Revenue decreases were realized primarily in the wholesale channel which decreased $23.7 million, or 23.3%; however, we also realized a $1.8 million, or 4.6%, decrease in the consumer-direct channel. These decreases were mainly due to a soft wholesale market and slow sell-through of inventory as a result of macroeconomic declines. Despite current macroeconomic conditions in Japan, we continue to expand our retail channel in the region as we opened ten company-operated stores (net of store closures) during the nine months ended September 30, 2013 in anticipation of an economic recovery. Segment operating income decreased $25.0 million, or 40.5%, driven mainly by the revenue decreases noted above, a decrease in segment gross margin of 11.4%, or 740 basis points, and a $8.2 million unfavorable impact from foreign currency fluctuations.

Europe Operating Segment. During the nine months ended September 30, 2013, revenues from the Europe segment increased $33.9 million, or 23.9%, compared to the same period in 2012, driven by a 29.2% increase in footwear units sold and a $2.9 million favorable impact from foreign currency fluctuations driven by strengthening of the Euro against the U.S. Dollar. This increase was partially offset by a 4.3% decrease in average footwear selling price. Revenue growth for the region was realized in all three channels as we continued optimization of key wholesale partners and disciplined expansion of our retail channel as we opened 18 company-operated stores (net of store closures) during the nine months ended September 30, 2013. Retail channel revenue increased $21.6 million, or 85.8%, wholesale channel revenue increased $9.9 million, or 10.1%, and internet channel revenue increased $2.4 million, or 12.9%. Segment operating income increased $3.5 million, or 12.5%, driven mainly by the revenue increases noted above, an increase in segment gross margin of 6.2%, or 320 basis points and a $0.3 million favorable impact from foreign currency fluctuations. Additionally, operating income was impacted by a $19.6 million, or 43.3%, increase in selling, general and administrative expenses resulting primarily from increased headcount and building expenses related to the large expansion of our retail channel in the European segment.

Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), we present current period results below in ‘adjusted net income’, which is a non-GAAP financial measure. Adjusted net income excludes the impact of our new ERP system implementation expenses, a one-time net expense related to the resolution of a statutory tax audit in Brazil and accelerated depreciation and amortization of our current ERP system.

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

The following table is a reconciliation of our net income, the most directly comparable U.S. GAAP measure, to non-GAAP adjusted net income:

Reconciliation of GAAP Net Income to Non-GAAP Adjusted	Three Months Ended September 30,		Nine Months Ended September 30,
Net Income:	2013	2012	2013	2012
GAAP net income	$13,036	$45,080	$77,353	$134,950
New ERP implementation (1)	2,137	—	4,246	—
Brazil tax credits (2)	—	—	6,094	—
Depreciation and amortization (3)	952	—	2,587	—
Non-GAAP adjusted net income	$16,125	$45,080	$90,280	$134,950

Non-GAAP adjusted net income per diluted share	$0.18	$0.49	$1.02	$1.48

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

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2013 increased 13.0% to $332.5 million compared to $294.3 million at December 31, 2012. The cash and cash equivalents balance has fluctuated throughout the year as we actively managed cash outflows with cash inflows. Cash outflows consist of strategic reinvestments of excess cash into the business, including $53.4 million in net capital spending primarily related to our ERP system implementation and global retail expansion and a $12.5 million repurchase of treasury stock associated with board authorized repurchases (further discussed below). Cash inflows were primarily sourced from active operational management including inventory level management and accounts receivable collections and long-term financing activity as a result of the implementation of our ERP system.

We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we have a revolving credit facility with a syndicate of lenders, including PNC Bank, National Association (“PNC”), which currently provides us with up to $100.0 million in borrowing capacity and matures in December 2017. In addition to our revolving credit facility, we have the ability to finance portions of our ERP system implementation through PNC Equipment Finance, LLC (“PNC Equipment”). Both of these separate financing options are further discussed below. Additional future financing may be necessary and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Stock Repurchase Authorization

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. As of September 30, 2013, we had approximately 2.8 million shares available for repurchase under previously announced repurchase authorizations.

On October 29, 2013, our Board of Directors authorized the repurchase of up to an additional 15.0 million shares of Company common stock under the Company’s previously announced stock repurchase authorization. This brings the total shares available for repurchase by the Company under the existing board authorization to approximately 17.8 million shares. The number, price and timing of the repurchases, if any, will be at the Company’s sole discretion and future repurchases will be evaluated depending on market conditions, liquidity needs and other factors. The Company’s Board of Directors may suspend, modify or terminate the program at any time without prior notice.

For the three months ended September 30, 2013, we did not repurchase any shares associated with a publicly-announced repurchase plan. For the nine months ended September 30, 2013, we repurchased approximately 0.8 million shares at an average price of $14.99 for an aggregate price of approximately $12.5 million excluding related commission charges, under a publicly-announced repurchase plan.

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

As of September 30, 2013 and December 31, 2012, we had no outstanding borrowings under the Credit Agreement. As of September 30, 2013 and December 31, 2012, we had issued and outstanding letters of credit of $7.2 million and $6.4 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of September 30, 2013, we were in compliance with all restrictive financial and other covenants under the Credit Agreement.

Long-term Debt Agreement

We have entered into a Master Installment Payment Agreement (“Master IPA”) with PNC Equipment in which PNC Equipment will finance our purchase of software and services, which may include but are not limited to third party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. This agreement was designed solely to finance the purchase of software and services related to the implementation of our new ERP system, which began in October 2012 and is expected to continue into the second half of 2014. The terms of the agreement allow for multiple notes to be issued at fixed interest rates and payment terms based on the amount borrowed and timing of activity throughout the implementation of the ERP system.

As of September 30, 2013, we had $13.5 million of long-term debt outstanding under the Master IPA through four separately executed notes. The notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to June 2017. As of December 31, 2012, we had $6.6 million of long-term debt outstanding under the Master IPA through one executed note with an interest rate of 2.63% and maturity in September 2016. Interest rates and payment terms are subject to change as further financing occurs under the Master IPA.

Working Capital

As of September 30, 2013, accounts receivable increased $27.8 million, or 30.1%, to $120.1 million when compared to December 31, 2012, primarily due to higher revenues in the third quarter of 2013 compared to the fourth quarter of 2012, which is primarily the result of seasonality. This increase was partially offset by increased efficiency in our accounts receivable and collections departments. Inventories increased $11.3 million, or 6.9%, to $176.1 million as of September 30, 2013 when compared to December 31, 2012, primarily due to the global increase in company-operated retail stores and partially attributable to a seasonal shift in mix from relatively lower cost spring/summer product in December to higher cost fall/winter product.

Capital Assets

During the three and nine months ended September 30, 2013, gross capital expenditures acquired, inclusive of intangible assets, increased to $20.5 million and $53.0 million, respectively, compared to $19.6 million and $40.1 million, respectively, during the same periods in 2012 primarily due to the capitalization of our ERP system implementation costs and retail expansion.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $274.0 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested and it is not our current intent to change this position with the exception of the expected repatriation of up to approximately $13.6 million in cash that was previously accrued for as a repatriation of 2010 foreign subsidiary earnings and approximately $25.0 million of 2012 foreign subsidiary earnings. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of September 30, 2013, we held $323.6 million of our total $332.5 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $323.6 million, $72.3 million could potentially be restricted, as described above. If the remaining $251.3 million were to be immediately repatriated to the U.S., we would be required to pay approximately $53.4 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.7 million as of September 30, 2013), through a letter of credit that was issued to Finproject S.r.l.

The following table summarizes aggregate information about our significant contractual cash obligations as of September 30, 2013:

	Payments due by period
		Less than	1 - 3	4 - 5	More than
($ thousands)	Total	1 year	years	years	5 years
Operating lease obligations(1)	$408,113	$81,044	$120,897	$72,033	$134,139
Inventory purchase obligations with third party manufacturers(2)	176,933	176,933	—	—	—
Other contracts(3)	35,286	11,152	14,944	8,952	238
Estimated liability for uncertain tax positions(4)	28,011	38	12,293	8,941	6,739
Debt obligations(5)(8)	14,156	4,526	8,527	1,103	—
Minimum licensing royalties (6)	9,033	1,282	4,870	1,921	960
Capital lease obligations(7)(8)	96	50	42	4	—
Total	$671,628	$275,025	$161,573	$92,954	$142,076

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

(2)         Our inventory purchase obligations with third party manufacturers consist of open purchase orders for footwear products and includes an immaterial amount of purchase commitments with certain third-party manufacturers for yet-to-be-received finished product where title passes to us upon receipt. All purchase obligations with third party manufacturers are expected to be paid within one year.

(3)         Other contracts consist of various agreements with third-party providers primarily for IT renovation and maintenance in our Niwot, CO facility and global accounting services.

(4)         Our estimated liability for uncertain tax positions are unrecognized tax benefits taken in our income tax return that would reduce our effective tax rate, if recognized.

(5)         We have entered into an agreement with PNC to finance the purchase of software and services related to the implementation of our new ERP system, which began in October 2012 and is expected to continue into the second half of 2014. Our current debt obligations consist of four separate notes issued under the agreement, which bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to June 2017. We will continue to finance the ERP implementation on an as needed basis through this agreement. Interest rates and payment terms are subject to change as further financing occurs.

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

Off-Balance Sheet Arrangements

We had no material off balance sheet arrangements as of September 30, 2013.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and certain financial instruments. In addition to the revolving credit facility, we have incurred short- and long-term indebtedness related to the implementation of our ERP system. Borrowings under these debt instruments bear fixed interest rates and therefore, do not have the potential for market risk.

Borrowings under the revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the nine months ended September 30, 2013, the maximum daily amount borrowed under the revolving credit facility was $5.0 million and the average daily amount of borrowings outstanding was $0.2 million. As of September 30, 2013, there were no borrowings outstanding under the revolving credit facility. If the prevailing market interest rates relative to these borrowings increased by 10% during the three and nine months ended September 30, 2013, our interest expense would not have increased materially.

We additionally hold cash equivalents including certificate of deposits, time deposits and money market funds. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of September 30, 2013, we held $121.1 million in cash equivalents subject to variable interest rates. If the prevailing market interest rates relative to these borrowings increased 10% during the three and nine months ended September 30, 2013, interest income would have increased by approximately $0.1 million and $0.2 million, respectively.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. dollars. Our ability to sell our products in foreign markets and the U.S. dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase of 1% in value of the U.S. dollar relative to foreign currencies would have decreased income before taxes during the three and nine months ended September 30, 2013, excluding the impact of foreign currency contracts, by approximately $1.6 million and $2.5 million, respectively. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 2, “Management’s Discussion and Analysis of Financial Condition and

Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the three and nine months ended September 30, 2013 and 2012.

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at September 30, 2013 and December 31, 2012. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	September 30,	December 31,
($ thousands)	2013	2012
Foreign currency exchange forward contracts by currency:
Japanese Yen	$73,584	$112,500
Euro	48,063	5,159
Pound Sterling	24,653	8,742
Singapore Dollar	23,256	—
Mexican Peso	18,700	11,400
Russian Ruble	11,892	—
Australian Dollar	5,682	4,178
New Taiwan Dollar	4,353	—
South African Rand	3,250	—
South Korean Won	2,083	—
Swedish Krona	1,959	—
Canadian Dollar	1,698	—
Indian Rupee	1,600	—
Hong Kong Dollar	1,451	—
New Zealand Dollar	1,200	1,137
Norwegian Krone	551	—
Total notional value, net	$223,975	$143,116

Latest maturity date	December 2015	December 2015

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2013 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit.  We and those current and former officers and directors named as defendants have entered into a Stipulation of Settlement with the plaintiffs that would, if approved by the United States District Court for the District of Colorado, resolve all claims asserted against us by the plaintiffs on behalf of the putative class, and plaintiffs’ appeal would be dismissed. Our independent auditor is not a party to the Stipulation of Settlement. The Stipulation of Settlement received preliminary approval from the District Court on August 28, 2013.  It remains subject to customary conditions, including final court approval following notice to stockholders. The District Court has scheduled a final settlement hearing for February 13, 2014.  If the settlement becomes final, all amounts required by the settlement will be paid by our insurers. There can be no assurance that the settlement will be finally approved by the District Court, or that approval by the District Court will, if challenged, be upheld by the Tenth Circuit.

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and subsequently appealed the judgment.  On October 30, 2012, the Court of Appeal handed down its judgment confirming the trial judge’s findings. We submitted a request to the Supreme Court seeking permission to appeal.  On April 24, 2013 the Supreme Court declined to grant permission to appeal.  Given that to date the legal proceedings in this case have only addressed liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under English law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the proceedings. We expect that Spectrum will now request to move to the damages phase via a case management conference, during which the Court will provide instructions and schedules leading up to the trial on damages.  Spectrum has not formally filed a court claim for compensation and damages and the amount will be assessed later in the proceedings.  A trial and judgment on damages could take up to 12 months.

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010.  In August 2013, CBP issued a revised draft audit report to which we filed comments and objections.  CBP has stated that a final report will be issued before the end of 2013.  CBP has provided us with projections that reflect unpaid duties totaling approximately $12.4 million during the period under review (a reduction from $14.3 million in the preliminary draft report issued in 2012).  We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the preliminary projection.  CBP is currently reviewing this response.  It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute.  CBP has stated that the final report will recommend collection of the duties due.  At this time, it is not possible to determine when a notice of claim will be received from CBP but currently we do not anticipate a notice of claim will be received prior to the first quarter of 2014.  Likewise, it is not possible to predict whether CBP may seek to assert a claim for penalties in addition to any unpaid duties.

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

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
	Total Number	Average	Shares (or Units)	Approximate Dollar Value) of
	of Shares	Price Paid	Purchased as Part of	Shares (or Units) that May Yet
	(or Units)	per Share	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	(or Unit)	Plans or Programs	Programs (1)
July 1, 2013—July 30, 2013	—	$—	—	2,758,776
August 1, 2013—August 31, 2013	—	—	—	2,758,776
September 1, 2013—September 30, 2013	—	—	—	2,758,776
Total	—	$—	—	2,758,776

(1)         On November 1, 2007 and April 14, 2008, our Board of Directors approved an authorization to repurchase up to 1.0 million shares and 5.0 million shares, respectively, of our common stock. As of September 30, 2013, approximately 2.8 million shares remained available for repurchase under our share repurchase authorization. On October 29, 2013, our Board of Directors authorized the repurchase of up to an additional 15.0 million shares of Company common stock under the Company’s previously announced stock repurchase authorization. This brings the total shares available for repurchase by the Company under the existing board authorization to approximately 17.8 million shares. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. Our Board of Directors may suspend, modify or terminate the program at any time without prior notice.

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

31.1††	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32††	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

††                                  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: October 30, 2013	By:	/s/ Jeffrey J. Lasher
		Name:	Jeffrey J. Lasher
		Title:	Senior Vice President-Finance and Chief Financial Officer