Form 10-K
period 2013-12-31
Crocs, Inc.
filed 2014-02-25
CIK 1334036

Use these links to rapidly review the document
Crocs, Inc. Table of Contents to the Annual Report on Form 10-K For the Year Ended December 31, 2013
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2013 was $1.4 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

         The number of shares of the registrant's common stock outstanding as of January 31, 2014 was 88,546,729.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference from the registrant's proxy statement for the 2014 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2013.

Special Note Regarding Forward Looking Statements

        Statements in this Form 10-K and in documents incorporated by reference herein (or otherwise made by us or on our behalf) may contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements, which express management's current views concerning future events or results, use words like "anticipate," "assume," "believe," "continue," "estimate," "expect," "future," "intend," "plan," "project," "strive," and future or conditional tense verbs like "could," "may," "might," "should," "will," "would" and similar expressions. Forward looking statements are subject to risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward looking statements. Important factors that could cause actual results to differ materially from the forward looking statements include, without limitation, those described in the section titled "Risk Factors" (Item 1A of this Form 10-K). Moreover, such forward looking statements speak only as of the date of this report. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.

Crocs, Inc.
Table of Contents to the Annual Report on Form 10-K
For the Year Ended December 31, 2013

PART I

ITEM 1.    Business

The Company

        Crocs, Inc. and its consolidated subsidiaries (collectively the "Company," "we," "our" or "us") are engaged in the design, development, manufacturing, worldwide marketing and distribution of casual lifestyle footwear, apparel and accessories for men, women and children. We strive to be the global leader in the sale of molded footwear featuring fun, comfort, color and functionality. Our products include footwear and accessories that utilize our proprietary closed-cell resin, called Croslite. The use of this unique material enables us to produce innovative, lightweight, non-marking, and odor-resistant footwear. We currently sell our products in more than 90 countries through domestic and international retailers and distributors and directly to end-user consumers through our company-operated retail stores, outlets, kiosks and webstores.

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

        The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty and independent retail channels. Our marketing efforts surround specific product launches and employ a fully integrated approach utilizing a variety of media outlets, including print and websites. Our marketing efforts drive business to both our wholesale partners and our company-operated retail and internet stores, ensuring that our presentation and story are first class and drive purchasing at the point of sale.

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

Products

Footwear

        Our footwear product offerings have grown significantly since we first introduced the single-style clog in six colors, in 2002. We currently offer a wide variety of footwear products, some of which includes boots, sandals, sneakers, mules and flats, which are made of materials like leather and textile fabrics as well as Croslite. Footwear sales made up 96.9%, 95.8% and 95.6% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011, approximately 71.1%, 75.3% and 73.1%, respectively, of unit sales consisted of products geared toward adults compared to 28.9%, 24.7% and 26.9%, respectively, of unit sales of products geared towards children.

        A key differentiating feature of our footwear products is the Croslite material, which is uniquely suited for comfort and functionality. Croslite is carefully formulated to be of a density that creates extremely lightweight, comfortable and non-marking footwear which conforms to the shape of the foot and increases comfort. Croslite is a closed-cell resin material which is water resistant, virtually odor free and allows many of our footwear styles to be cleaned simply with water. As we have expanded our product offering, we have incorporated traditional materials such as textile fabric and leather into many new styles; however, we continue to utilize the Croslite material for the foot bed, sole and other key structural components for many of these styles.

        We strive to provide our global consumer with a year-round product assortment featuring comfort, fun, color and innovation. Our collections are designed to meet the needs of the family by focusing on their key wearing occasions. Our goal is to deliver world-class product assortments for the family with all of the comfort features and benefits Crocs is known for. Our products are divided into three product offerings: Core, Style and Active.

  Core Products

        At the heart of our brand resides the Classic, our first and most iconic style for adults and kids that embodies our innovation in molding and design, delivers all-day comfort, and has established a new category in the footwear marketplace. The unique look and feel of the Classic can be experienced throughout our entire product line due to the design and application of our proprietary material Croslite. Dual density technology, warm lined styles, seasonal flips and slides drive additional business to our core molded product line introduced in 2002. Licensed style partnerships from Disney, Sanrio, Nickelodeon and Warner Bros. provide popularity to our kids core line along with our kids-only product innovations including color-change materials, lights and interactive elements. In addition, we have extended our licensing partnerships to sports leagues such as Major League Baseball and the NCAA and artists such as Van Gogh, Mondo Guerra and Jon Burgerman. Our core molded products are available to all channels of distribution and span both stylish and active wearing occasions for the entire family.

  Style Products

        Our Style Category showcases collections designed for the family around casual and stylish wearing occasions with a relaxed and fun point of view. This category is primarily designed for our consumers shopping in footwear, department stores, specialty/independent and our own direct-to-consumer channel.

          Stretch Sole

          Launched in Spring 2014, Stretch Sole featuring Fit2U technology represents the ultimate of 360 degree fit-to-you comfort and molding innovation. Our new proprietary platform is intended to raise the bar of combined comfort and style. Launched exclusively in our direct-to-consumer channel and premium wholesale accounts, Stretch Sole is the latest addition to our collection of comfort-enhancing technologies and designs.

          Translucents

          The beauty of molding is best expressed in our Translucents collection, first introduced in 2011 with the goal of providing our female consumer with new and innovative styles. Translucents, a beautiful and opaquely colorful collection of flats, sandals, flips and clogs, have become a summer staple for women and girls looking for the ultimate combination of comfort and style for the spring and summer months.

          A'Leigh

          This day-to-night collection showcases traditionally stylish and natural materials including leather, canvas, cork and wood combined with our proprietary Croslite material in a variety of simple, fashionable wedge silhouettes. This combination of comfort and style has proven to be compelling for our female consumers looking to expand their wearing occasions with our brand.

          Canvas Collection

          A staple for the family, our collection of casual canvas loafers including Walu, Santa Cruz and the Cabo provide industry-leading comfort cushioning via our Croslite footbeds and outsoles combined with simple, easy to wear, casually stylish uppers suitable for a day at the office and a night at the movies.

  Active Products

        Our Active Category showcases collections designed with an active-casual point of view, catering to on-the-go families with busy lifestyles. These collections are primarily found in sport, footwear, specialty/independent retailers and our own direct-to-consumer channel.

          Busy Day

          Designed with the busy mom in mind, the Busy Day collection drives a casually active design through a wide variety of silhouettes including flats, Mary Janes, sneakers and slip-ons. This collection is instantly recognizable from its simple sleek styling, easy on-and-off designs, Croslite outsole and drop-in Croslite footbed designed for maximum comfort and cushioning for all-day wear. The collection will expand in 2014 to include Busy Day styles designed for active boys and girls.

          Outdoor/Active Sandals and Boots

          Season after season, our Outdoor/Active Sandals and Boot Collections provide opportunities for wearing occasions for the family celebrating the outdoors and the change of seasons from sun to rain to snow. Our collections around Yukon Sport, Real Tree™, Swiftwater Sandals, Handle It and Jaunt Rain Boots and Crocband and Gust Winter Boots offer a variety of fun and comfortable seasonal options for every member of the family.

          Crocs Golf

          Introduced in 2012, our Crocs Golf Collection won the Best New Product at the 2012 PGA Show and Editor's Pick at the 2013 PGA Show. Combining the best of casual golf styles and outstanding underfoot comfort via our proprietary Croslite material, the Crocs Golf line provides a number of outstanding styles for casual golfers.

          Crocs Professional Footwear Division (PFD)

          Providing solutions to our consumers in Healthcare, Food and Beverage and Light Industrial, we combine the comfort of Croslite with purpose-built benefits including slip-resistance, seamless uppers and electrical hazard safety in our Professional Footwear Division product collection.

        As a global leader in casual footwear, we recognize the responsibility we have to our employees and the global communities we serve. We strive to maintain a spirit of "giving back" as a part of the Crocs culture and worldwide reputation. With the help of our donation partners, we are able to provide shoes to millions of individuals. We have donated over three million pairs of shoes to individuals in need both domestically and internationally in more than 40 countries including Democratic Republic of

The Congo, Haiti, Iraq, and Malawi. These donations and other social responsibility initiatives, form the Crocs Cares program. Crocs is dedicated to providing robust programs, donations, and community work opportunities designed to make a difference in the lives of our employees as well as both local and global communities.

Accessories

        In addition to our footwear brands, we own the Jibbitz brand, a unique accessory product-line with colorful snap-on charms specifically suited for Crocs shoes. We acquired Jibbitz in December 2006 and have expanded the product line to include a wide variety of charms in varying shapes and sizes, with designs such as flowers, sports gear, seasonal and holiday designs, animals, symbols, letters and rhinestones. Crocs licensing agreements also extend to Jibbitz, which allows Jibbitz to create designs bearing logos and emblems of Disney, Nickelodeon and the Crocs collegiate line, among others. Jibbitz designs allow Crocs consumers to personalize their footwear to creatively express their individuality. More than 3,000 unique Jibbitz charm designs have been sold to consumers for personalizing their Crocs footwear. Sales from Jibbitz designs made up 2.8%, 3.5% and 3.7% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Sales and Marketing

        Each season, we focus on presenting a compelling "brand story and experience" for our new product collections and our broader casual lifestyle assortment. Our marketing efforts center on multi-level story-telling across diverse wearing occasions and product silhouettes.

        As we are a global brand, our marketing model is based on global relevance while still allowing for regional flexibility in execution and message. At the regional or market level, campaigns are initiated using a mix of digital, social, and traditional media outlets that align with local marketplaces and target consumer dynamics. This strategy allows for relevant cross-channel input coordinated through our global brand objectives to drive an aligned global marketing and brand strategy.

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

Wholesale Channel

        During the years ended December 31, 2013, 2012 and 2011, approximately 56.5%, 57.5% and 59.8% of net revenues, respectively, were derived from sales through the wholesale channel which consists of sales to distributors and third party retailers. Wholesale customers include national and regional retail chains, department stores, sporting goods stores, independent footwear retailers and family footwear retailers, such as Academy, Rack Room Shoes, Famous Footwear, Kohl's, DSW, Shoe Carnival, Dick's Sporting Goods, Nordstrom, Xebio and Murasaki Sports, as well as on-line retailers such as Amazon and Zappos. No single customer accounted for 10% or more of our revenues for any of the years ended December 31, 2013, 2012 and 2011.

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

Retail Channel

        During the years ended December 31, 2013, 2012 and 2011, approximately 35.0%, 33.4% and 30.6%, respectively, of our net revenues were derived from sales through our retail channel. We operate our retail channel through three integrated platforms: full retail locations, outlet locations, and kiosk/store-in-store locations. Our three types of store platforms enable us to organically promote the breadth of our product in high-traffic, highly visible locations. Our strategy for expanding our global retail business is to increase our market share in a disciplined manner, by selectively opening additional stores in new and existing markets, as well as increasing sales in existing stores, to support our long-term strategic growth objective to further build Crocs into the leading casual lifestyle footwear brand in the world. As store growth will vary in new and existing markets due to many factors, including maturity of the market and brand recognition, we periodically evaluate the fixed assets and leasehold improvements related to our retail locations for impairment.

  •
  Full Retail Locations

    Our company-operated retail locations allow us to effectively showcase the full extent of our new and existing products to customers at retail pricing. In addition, our full retail locations enable us to interact with our customers on a personal level in order to guarantee a satisfying shopping experience as well as to obtain key retail metrics to better fulfill customer demands. On average, the optimal space for our retail locations is between approximately 1,500 and 1,800 square feet, depending on the geographical vicinity of the property, and typically located in high-traffic shopping malls or districts. In early 2014, we opened a three-story flagship location with approximately 4,500 square feet of selling space in a 13,600 square foot building located on

    34th Street in New York. As of December 31, 2013, 2012, and 2011, we operated 327, 287 and 180 global full retail stores, respectively.

  •
  Outlet Locations

    Our company-operated outlet locations allow us to sell discontinued and overstock merchandise directly to consumers at discounted prices. We additionally sell full priced products in certain of our outlet stores. Outlet locations follow a similar size model as our full retail stores; however, they are generally located within outlet shopping locations. As of December 31, 2013, 2012 and 2011, we operated 170, 129 and 92 global outlet stores, respectively.

  •
  Kiosk/Store-in-Store Locations

    Our company-operated kiosks and store-in-store locations allow us to market specific product lines with the further flexibility to tailor products to consumer preferences in shopping malls and other high foot traffic areas. With bright and colorful displays, efficient use of retail space, and limited initial capital investment, we believe that kiosks can be an effective outlet for marketing our products. As part of our overall retail strategy, we continue to close certain kiosks/store-in-store locations, as we believe our full retail and outlet locations allow us to better merchandise the full extent and depth of our product line. As of December 31, 2013, 2012 and 2011, we operated 122, 121 and 158 global kiosks and store-in-stores, respectively.

        The following table illustrates the net growth in 2013 with respect to the number of our company-operated retail locations by reportable operating segment and country:

Company-operated retail locations:	December 31, 2012	Opened	Closed	December 31, 2013
Americas
U.S.	170	30	(14)	186
Canada	12	2	(1)	13
Brazil	8	1	(1)	8
Puerto Rico	7	—	—	7
Argentina	1	1	—	2
Chile	1	—	(1)	—

Total Americas	199	34	(17)	216

Asia Pacific
Korea	63	17	(4)	76
Taiwan	39	27	(8)	58
China	43	2	(7)	38
Hong Kong	17	8	(4)	21
Singapore	14	2	(1)	15
Australia	11	1	(1)	11
United Arab Emirates (UAE)	8	2	(1)	9
South Africa	6	2	—	8

Total Asia Pacific	201	61	(26)	236

Japan	40	11	(2)	49

Europe
Russia	29	7	—	36
Germany	18	6	(4)	20
Great Britain	16	2	(1)	17
France	7	7	—	14
Netherlands	8	1	—	9
Finland	6	1	—	7
Spain	6	—	—	6
Belgium	3	—	—	3
Italy	—	2	—	2
Sweden	2	—	—	2
Ireland	1	—	—	1
Portugal	1	—	—	1

Total Europe	97	26	(5)	118

Total company-operated retail locations	537	132	(50)	619

Internet Channel

        As of December 31, 2013, we offered our products through 43 company-operated internet webstores worldwide. During the years ended December 31, 2013, 2012 and 2011, approximately 8.5%, 9.1% and 9.6%, respectively, of our net revenues were derived from sales through our internet channel. Our internet presence enables us to have increased access to our customers and provides us with an opportunity to educate them about our products and brand. We continue to expand our web-based marketing efforts to increase consumer awareness of our full product range and have begun expanding the implementation of locally executed internet web stores at the regional level.

Business Segments and Geographic Information

        During the first quarter of 2013, we adjusted our operating segment structure for internal reports reviewed by the chief operating decision maker ("CODM") by presenting Japan separate from the Asia Pacific segment. This change was made due to recurring amounts of substantial business activity as well as the macroeconomic environment within Japan, which resulted in the need for a regular review of Japan operating results by management and the CODM in order to better evaluate performance and allocate resources for the consolidated business. See Note 14—Operating Segments and Geographic Information in the accompanying notes to the consolidated financial statements for additional financial information regarding our operating segments. Segment information for all periods presented has been reclassified to conform to the fiscal 2013 presentation.

        As a result of the changes discussed above, we have four reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, Japan and Europe. We also have an "Other businesses" category which aggregates insignificant operating segments that do not meet the reportable segment threshold and represents manufacturing operations located in Mexico, Italy and Asia. The composition of our reportable operating segments is consistent with that used by our CODM to evaluate performance and allocate resources.

        Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories to external customers as well as intersegment sales. Revenues of the "Other businesses" category are primarily made up of intersegment sales. The remaining revenues for the "Other businesses" represent non-footwear product sales to external customers. Intersegment sales are not included in the measurement of segment operating income or regularly reviewed by the CODM and are eliminated when deriving total consolidated revenues.

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

Americas

        The Americas segment consists of revenues and expenses related primarily to product sales in the North and South America geographic regions. Regional wholesale channel customers consist of a broad range of sporting goods and department stores as well as specialty retailers and distributors. The regional retail channel sells directly to the consumer through 216 company-operated store locations as well as through webstores. During the years ended December 31, 2013, 2012 and 2011, revenues from the Americas segment constituted approximately 41.9%, 44.1% and 44.7% of our consolidated revenues, respectively.

Asia Pacific

        The Asia Pacific segment consists of revenues and expenses related primarily to product sales throughout Asia (excluding Japan), Australia, New Zealand, the Middle East and South Africa. The Asia Pacific wholesale channel consists of sales to a broad range of retailers similar to the wholesale channel we have established in the Americas segment. We also sell products directly to the consumer through 236 company-operated stores as well as through our webstores. During the years ended December 31, 2013, 2012 and 2011, revenues from the Asia segment constituted 28.7%, 26.1% and 22.7% of our consolidated revenues, respectively.

Japan

        The Japan segment consists of revenues and expenses related to product sales in Japan. The Japan wholesale channel consists of sales to a broad range of retailers similar to the wholesale channel we have established in the Americas segment. The regional retail channel sells directly to the consumer through 49 company-operated store locations as well as through webstores. During the years ended December 31, 2013, 2012 and 2011, revenues from the Japan segment constituted approximately 11.3%, 14.7% and 15.5% of our consolidated revenues, respectively.

Europe

        The Europe segment consists of revenues and expenses related primarily to product sales throughout Europe and Russia. The Europe segment wholesale channel customers consist of a broad range of retailers, similar to the wholesale channel we have established in the Americas segment. We also sell our products directly to the consumer through 118 company-operated stores as well as through our webstores. During the years ended December 31, 2013, 2012 and 2011, revenues from the Europe segment constituted 18.1%, 15.1% and 17.1% of our consolidated revenues, respectively.

Distribution and Logistics

        On an ongoing basis, we look to enhance our distribution and logistics network so as to further streamline our supply chain, increase our speed to market and lower operating costs. During the year ended December 31, 2013, we stored our raw material and finished goods inventories in company-operated warehouse and distribution facilities located in the United States, Mexico, the Netherlands, Japan, Finland, South Africa, Russia and Italy. We also utilize distribution centers which are operated by third parties located in the United States, China, Japan, Hong Kong, Australia, Korea, Singapore, India, Taiwan, the United Arab Emirates, Russia, Brazil, Argentina, Chile, Puerto Rico and Italy. Throughout 2013, we continued to engage in efforts to consolidate our global warehouse and distribution facilities to maintain a lean cost structure. As of December 31, 2013, our company-operated warehouse and distribution facilities provided us with approximately 1.0 million square feet and our third party operated distribution facilities provided us with approximately 0.4 million square feet. We also ship a portion of our products directly to our customers from our internal and third party manufacturers. We are actively pursuing initiatives aimed at shipping more of our product directly to our customers in an effort to lower future cost of sales.

Raw Materials

        "Croslite", our branded proprietary closed-cell resin, is the primary raw material used in the majority of our footwear and some of our accessories. Croslite is soft and durable and allows our material to be non-marking in addition to being extremely lightweight. We continue to invest in research and development in order to refine our materials to enhance these properties and to target the development of new properties for specific applications.

        Croslite material is produced by compounding elastomer resins, that we or one of our third party processors purchase from major chemical manufacturers, together with certain other production inputs such as color dyes. At this time, we have identified multiple suppliers that produce the elastomer resins used in the Croslite material. We may, however, in the future identify and utilize materials produced by other suppliers as an alternative to the elastomer resins we currently use in the production of our proprietary material. All of the other raw materials that we use to produce the Croslite products are readily available for purchase from multiple suppliers.

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

Design and Development

        We continue to dedicate significant resources to product design and development as we develop footwear styles based on opportunities we identify in the marketplace. Our design and development process is highly collaborative, as members of the regional design teams, including our EXO Italia ("EXO") location, which specializes in EVA (Ethylene Vinyl Acetate) based finish products for the footwear industry, frequently meet with sales and marketing staff, production and supply managers and certain of our retail customers to further refine our products to meet the particular needs of our target market. We continually strive to improve our development function so we can bring products to market quickly and reduce costs while maintaining product quality. We spent $15.4 million, $12.0 million and $10.8 million in research, design and development activities for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        In the years ended December 31, 2013, 2012 and 2011, we manufactured approximately 15.1%, 21.1% and 20.6%, respectively, of our footwear products internally. We sourced the remaining footwear production from multiple third party manufacturers primarily in China, Vietnam, Eastern Europe and South America. During the years ended December 31, 2013, 2012 and 2011, our largest third-party manufacturer in China produced approximately 28.0%, 31.7% and 33.1%, respectively, of our footwear unit volume. We do not have written supply agreements with our primary third party manufacturers in Asia.

Intellectual Property and Trademarks

        We rely on a combination of trademark, copyright, trade secret, trade dress and patent protection to establish, protect and enforce our intellectual property rights in our product designs, brand, materials and research and development efforts, although no such methods can afford complete protection. We own or license the material trademarks used in connection with the marketing, distribution and sale of all of our products, both domestically and internationally, in most countries where our products are currently either sold or manufactured. Our major trademarks include the Crocs logo and the Crocs word mark, both of which are registered or pending registration in the U.S., the European Union, Japan, Taiwan, China and Canada among other places. We also have registrations or pending trademark applications for the marks Jibbitz, Jibbitz Logo, YOU by Crocs, YOU by Crocs Logo, Ocean Minded, Tail Logo, Bite, Bite Logo, Crocband, Crocs Tone and Crocs Littles, "Croslite" and the Croslite logo, as well as other marks in various countries around the world.

        In the U.S., our patents are generally in effect for up to 20 years from the date of the filing of the patent application. Our trademarks registered within and outside of the U.S. are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. We believe our trademarks are crucial to the successful marketing and sale of our products. We intend to continue to strategically register, both domestically and internationally, the trademarks and copyrights we utilize today and those we develop in the future. We will also continue to aggressively police our patents, trademarks and copyrights and pursue those who infringe upon them, both domestically and internationally, as we deem necessary.

        We consider the formulations of the materials covered by our trademark Croslite and used to produce our shoes to be a valuable trade secret. Croslite material is manufactured through a process that combines a number of components in various proportions to achieve the properties for which our products are known. We use multiple suppliers to source these components but protect the formula by using exclusive supply agreements for key components, confidentiality agreements with our third party processors and by requiring our employees to execute confidentiality agreements concerning the protection of our confidential information. Other than our third party processors, we are unaware of any third party using our formula in the production of shoes. We believe the comfort and utility of our products depend on the properties achieved from the compounding of Croslite material and constitute a key competitive advantage for us, and we intend to continue to vigorously protect this trade secret.

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

Backlog

        We receive a significant portion of orders from our wholesale customers and distributors that remain unfilled as of any date and, at that point, represent orders scheduled to be shipped at a future date. We refer to these unfilled orders as backlog. While all orders in our backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled within one year. Backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of product shipments. Further, the mix of future and immediate delivery orders can vary significantly period over period. Backlog only relates to wholesale and distributor orders for the next season and current season fill-in orders and excludes potential sales in our retail and internet channels. Backlog also is affected by the timing of customers' orders and product availability. Due to these factors and since the unfulfilled orders can be canceled at any time prior to shipment by our customers, we believe that backlog may be an imprecise indicator of future revenues that may be achieved in a fiscal period and comparisons of backlog from period to period may be misleading. In addition, our historical cancellation experience may not be indicative of future cancellation rates. The following table summarizes backlog by reportable segment as of December 31, 2013 and 2012:

	December 31,
($ thousands)	2013	2012
Americas	$113,972	$122,376
Asia Pacific	141,446	121,767
Japan	47,651	53,732
Europe	76,203	56,456

Total backlog	$379,272	$354,331

Competition

        The global casual, athletic and fashion footwear markets are highly competitive. Although we believe that we do not compete directly with any single company with respect to the entire spectrum of our products, we believe portions of our wholesale business compete with companies such as, but not limited to, Deckers Outdoor Corp., Skechers USA Inc., Steve Madden, Ltd., Wolverine World Wide, Inc. and VF Corporation. Our company-operated retail locations also compete with footwear retailers such as Genesco, Inc., Macy's, Dillard's, Dick's Sporting Goods Inc., The Finish Line Inc. and Footlocker, Inc.

        The principal elements of competition in these markets include brand awareness, product functionality, design, quality, pricing, customer service, marketing and distribution. We believe that our unique footwear designs, the Croslite material, our prices, expanded product line and our distribution network continue to position us well in the marketplace. However, some companies in the casual footwear and apparel industry have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with wholesalers, longer operating histories, greater distribution capabilities, stronger brand recognition and greater marketing resources than we have. Furthermore, we face competition from new players who have been attracted to the market with imitation products similar to ours as the result of the unique design and success of our footwear products.

Employees

        As of December 31, 2013, we had approximately 5,000 full-time, part-time and seasonal employees, none of which were represented by a union.

Available Information

        We were organized in 1999 as a limited liability company. In January 2005, we converted to a Colorado corporation and subsequently re-incorporated as a Delaware corporation in June 2005. In February 2006, we completed our initial public offering and trading of our common stock on NASDAQ commenced.

        Our internet address is www.crocs.com on which we post the following filings, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Copies of any of these documents will be provided in print to any stockholder who submits a request in writing to Integrated Corporate Relations, 761 Main Avenue, Norwalk, CT 06851.

ITEM 1A.    Risk Factors

        Described below are certain risks that our management believes are applicable to our business and the industry in which we operate. These risks have the potential to materially adversely affect our business, results of operations, financial condition, liquidity or access to sources of financing. The risks included here are not exhaustive and there may be additional risks that are not presently material or known. You should carefully consider each of the following risks described below in conjunction with all other information presented in this report. Since we operate in a very competitive and rapidly changing environment, new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business.

Uncertainty about current global economic conditions may adversely affect consumer spending and the financial health of our customers and others with whom we do business which may adversely affect our financial condition, results of operations and cash resources.

        Uncertainty about current and future global economic conditions may cause consumers and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and nationally, that may adversely affect the demand for our products including recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors. For example, we experienced volatility in sales and operating performance in our Americas and Japan segments in 2013 due to adverse macroeconomic conditions in those regions and overall weakness in consumer confidence. In addition, sales and operating performance in our Europe segment in 2012 were adversely affected by the macroeconomic conditions surrounding the European sovereign debt crisis. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, the following factors could have a material adverse effect on our business, operating results and financial condition:

  •
  Slower consumer spending may result in our inability to maintain or increase our sales to new and existing customers, reduced orders or order cancellations from wholesale accounts that are directly impacted by fluctuations in the broader economy, increased difficulty regarding inventory management, higher discounting efforts and lower gross margins.

  •
  We may be unable to open and operate new retail stores, or continue to operate existing stores, due to the high fixed cost nature of the retail segment.

  •
  We conduct operations in several different countries and therefore, are exposed to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Transactional and translational foreign currency risk exposure could have a material impact on our reported financial results and condition.

  •
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

  •
  If our customers experience diminished liquidity, we may experience a reduction in product orders, an increase in customer order cancellations and/or the need to extend customer payment terms which could lead to higher accounts receivable balances, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense.

  •
  If our manufacturers or other parties in our supply chain experience diminished liquidity, they may not meet their obligations to us, and we may experience the inability to meet customer product demands in a timely manner.

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

We may be unable to successfully execute our long-term growth strategy, maintain our current revenue levels or accurately forecast geographic demand and supply for our products.

        Our ability to maintain our revenue levels or to grow in the future depends on, among other things, the continued success of our efforts to maintain our brand image, our ability to bring compelling and revenue enhancing footwear offerings to market, and our ability to expand within our current distribution channels and increase sales of our products into new locations internationally. Successfully executing our long-term growth and profitability strategy will depend on many factors, including:

  •
  the global strengthening of the Crocs brand into a leading casual lifestyle footwear provider;

  •
  focusing on relevant product innovation and profitable new growth platforms while maintaining demand for our current offerings;

  •
  our ability to balance disciplined global retail store growth and existing store renovation while meeting operational and financial targets at the retail store level;

  •
  accurately forecasting the global demand for our products and the timely execution of supply chain strategies to deliver product around the globe efficiently based on that demand;

  •
  our ability to use and protect the Crocs brand and our other intellectual property in new markets and territories;

  •
  achieving and maintaining a strong competitive position in new and existing markets;

  •
  our ability to attract and retain qualified distributors or agents or to continue to develop direct sales channels;

  •
  our ability to consolidate our network to leverage resources and simplify our fulfillment process; and

  •
  executing a multi-channel advertising and marketing campaign to effectively communicate our message directly to our consumers and employees.

        If we are unable to successfully implement any of the above mentioned strategies and many other factors mentioned throughout this section, our business may fail to grow, our brand may suffer and our results of operations may be adversely impacted.

Our success depends substantially on the value of our brands and failure to strengthen and preserve their value, either through our actions or those of our business partners, could have a negative impact on our financial results.

        We believe much of our success has been attributable to the strengthening of the Crocs global brand. To be successful in the future, particularly outside of the U.S., where the Crocs brand is less well-known and perceived differently, we believe we must timely and appropriately respond to changing consumer demand and leverage the value of our brands across all sales channels. We may have difficulty managing our brand image across markets and international borders as certain consumers may perceive our brand image to be outdated and one-dimensional prior to purchasing our products. Brand value is based in part on consumer perceptions on a variety of subjective qualities. In the past, several footwear companies including ours have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business has been and may be similarly affected in the future. Business incidents, such as perceived product safety issues, whether isolated or recurring, that erode consumer trust, particularly if the incidents receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results. Consumer demand for our products and our brand equity could diminish significantly if we fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner, fail to comply with laws and regulations or fail to deliver a consistently positive consumer experience in each of our markets. Additionally, counterfeit reproductions of our products or other infringement of our intellectual property rights, including from unauthorized uses of our trademarks by third parties could harm our brand and adversely impact our business.

Opening and operating additional retail stores, which require substantial financial commitments and fixed costs, are subject to numerous risks, and declines in revenue of such retail stores could adversely affect our profitability.

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

        Opening retail stores globally involves substantial investment, including the construction of leasehold improvements, furniture and fixtures, equipment, information systems, inventory and personnel. Operating global retail stores incurs fixed costs; if we have insufficient sales, we may be unable to reduce such fixed costs and avoid losses or negative cash flows. The testing of our retail stores' long-lived assets for impairment requires us to make significant estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the high fixed cost structure associated with our retail operations, negative cash flows or the closure of a store could result in write downs of inventory, impairment of leasehold improvements, impairment losses on other long-lived assets, severance costs, significant lease termination costs or the loss of working capital, which could adversely impact our financial position, results of operations or cash flows. For example, during 2013, we recorded impairments relating to retail stores of $10.6 million, and these impairment charges may increase as we expand our retail operations.

Our business relies significantly on the use of information technology, and any material disruption to operational technology or failure to protect the integrity and security of customer and employee information could harm our reputation and/or our ability to effectively operate our business.

        We rely heavily on the use of information technology systems and networks in our operations and supporting departments such as marketing, accounting, finance, and human resources. The future success and growth of our business depend on streamlined processes made available through information systems, global communications, internet activity and other network processes. Despite our current security measures, our systems, and those of our third-party service providers, may be vulnerable to information security breaches, acts of vandalism, computer viruses and interruption or loss of valuable business data. Any disruption to these systems or networks could result in product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of retail and internet sales, significant costs for data restoration and other adverse impacts on our business.

        Over the last several years, we have implemented numerous information systems designed to support various areas of our business, including warehouse management, order management, retail point-of-sale and internet point-of-sale as well as various interfaces between these systems and supporting back office systems. In addition, we are currently in the process of implementing a customized and fully-integrated global accounting, operations and finance ERP system, which is expected to launch in late 2014. Delays or issues in introducing the new ERP system to our current operations, failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant additional capital investments, including to remediate problems, and may have an adverse effect on our results of operations and financial condition.

        We routinely possess sensitive customer and employee information and, while we believe we have taken reasonable and appropriate steps to protect that information, if our security procedures and controls were compromised, it could harm our business, reputation, results of operations and financial condition and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

We depend on key personnel across the globe, the loss of whom would harm our business.

        We rely on executives and senior management to drive the financial and operational performance of our business. Turnover of executives and senior management can adversely impact our stock price, our results of operations and our client relationships and may make recruiting for future management positions more difficult. Changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. In recent years, we have experienced management turnover. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. In addition, we must successfully integrate any newly hired management personnel within our organization in order to achieve our operating objectives. In late 2013, our President and CEO, John McCarvel, announced his resignation from the Company effective the earlier of April 30, 2014 or the board of director's appointment of his successor. If we are unable to appoint a qualified successor prior to his resignation or the appointed successor does not perform up to expectations, we may experience declines in our financial performance and/or delays in our long-term growth strategy. In some cases, we may be required to pay significant amounts of severance to terminated management employees. For example, we agreed to pay Mr. McCarvel approximately $2.1 million in separation payments in connection with his resignation.

        As a global company, we also rely on a limited number of key international personnel to perform their functions at a high level in many of our geographic regions. In certain instances, one or two personnel may be the primary knowledge base for business operations in a geographic region. The loss of key international personnel can adversely impact our operations and our client relationships.

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers' orders, either of which could adversely affect our business.

        The footwear industry is subject to cyclical variations, consolidation, contraction and closings, as well as fashion trends, rapid changes in consumer preferences, the effects of weather, general economic conditions and other factors affecting demand and possibly impairing our brand image. In addition, sales to our wholesale customers are generally subject to rights of cancellation and rescheduling by the customer. These factors make it difficult to forecast consumer demand. If we overestimate demand for our products, we may be forced to liquidate excess inventories at discounted prices resulting in lower gross margins. Conversely, if we underestimate consumer demand, we could have inventory shortages which can result in lower sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our business and results of operations. In addition, an inability to accurately forecast consumer demand could cause our revenue and earnings guidance to differ materially from our financial results.

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

        Sales of our products are subject to seasonal variations and are sensitive to weather conditions. As a significant portion of our revenues are attributable to footwear styles that are more suitable for fair weather and are derived from sales in the northern hemisphere, we typically experience our highest sales activity during the second and third quarters of the calendar year, when there is fair weather in the northern hemisphere. While we continue to create new footwear styles that are more suitable for cold weather, the effects of favorable or unfavorable weather on sales can be significant enough to affect our quarterly results which could adversely affect our common stock price. Quarterly results may also fluctuate as a result of other factors, including new style introductions, general economic conditions or changes in consumer preferences. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and revenues for any particular period may fluctuate. This could lead to results outside of analyst and investor expectations, which could increase volatility of our stock price.

We depend heavily on third party manufacturers located outside the U.S.

        Third party manufacturers located in China and Vietnam produced 81.3% of our footwear products in 2013. We depend on the ability of these manufacturers to finance the production of goods ordered, maintain adequate manufacturing capacity and meet our quality standards. We compete with other companies for the production capacity of our third party manufacturers, and we do not exert direct control over the manufacturers' operations. As such, we have experienced at times, delays or inabilities to fulfill customer demand and orders, particularly in China. We cannot guarantee that any third party manufacturer will have sufficient production capacity, meet our production deadlines or meet our quality standards.

        In addition, we do not have supply contracts with these third party manufacturers and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third party manufacturers. Foreign manufacturing is subject to additional risks, including transportation delays and interruptions, work stoppages, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, changes in governmental policies and the imposition of tariffs, import and export controls and other non-tariff barriers. We may not be able to offset any interruption or decrease in supply of our products by increasing production in our internal manufacturing facilities due to capacity constraints, and we may not be able to substitute suitable alternative third party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, more expensive transportation methods, such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in transportation costs. Increases in the price of petroleum products can adversely affect our profit margins.

        In addition, because a large portion of our footwear products is manufactured in China and Vietnam, the possibility of adverse changes in trade or political relations between the U.S. and these countries, political instability in China, increases in labor costs, or adverse weather conditions could significantly interfere with the production and shipment of our products, which would have a material adverse effect on our operations and financial results.

We manufacture a portion of our products which causes us to incur greater fixed costs. Any difficulties or disruptions in our manufacturing operations could adversely affect our sales and results of operations.

        We produce a portion of our footwear products at our internal manufacturing facilities in Mexico and Italy. Ownership of these facilities adds fixed costs to our cost structure which are not as easily scalable as variable costs. In addition, the manufacture of our products from the Croslite material requires the use of a complex process and we may experience difficulty in producing footwear that meets our high quality control standards. We will be required to absorb the costs of manufacturing and disposing of products that do not meet our quality standards. Any increases in our manufacturing costs could adversely impact our profit margins. Furthermore, our manufacturing capabilities are subject to many of the same risks and challenges faced by our third party manufacturers, including our ability to scale our production capabilities to meet the needs of our customers. Our manufacturing may also be disrupted for reasons beyond our control, including work stoppages, fires, earthquakes, floods or other natural disasters. Any disruption to our manufacturing operations will hinder our ability to deliver products to our customers in a timely manner and could have a material and adverse effect on our business and results of operations.

We conduct significant business activity outside the U.S. which exposes us to risks of international commerce.

        A significant portion of our revenues is from foreign sales. Our ability to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations as well as the difficulties associated with promoting products in unfamiliar cultures. In addition to foreign manufacturing, we operate retail stores and sell our products to retailers outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks, including tariffs, anti-dumping fines, import and export controls, and other non-tariff barriers such as quotas and local content rules; delays associated with the manufacture, transportation and delivery of products; increased transportation costs due to distance, energy prices, or other factors; delays in the transportation and delivery of goods due to increased security concerns; restrictions on the transfer of funds; restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information; changes in governmental policies and regulations; political unrest, changes in law, terrorism, or war, any of which can interrupt commerce; potential violations of U.S. and foreign anti-corruption and anti-bribery laws by our employees, business partners or agents, despite our policies and procedures relating to compliance with these laws; expropriation and nationalization; difficulties in managing foreign operations effectively and efficiently from the U.S.; and difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions. In addition, we are subject to customs laws and regulations with respect to our export and import activity which are complex and vary within legal jurisdictions in which we operate. We cannot assure that there will be no control failure around customs enforcement despite the precautions we take. We are currently subject to audits by various customs authorities including the U.S. and Mexico. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our financial position and results of operations.

Our third party manufacturing operations must comply with labor, trade and other laws; failure to do so may adversely affect us.

        We require our third party manufacturers to meet our quality control standards and footwear industry standards for working conditions and other matters, including compliance with applicable labor, environmental and other laws; however, we do not control our third party manufacturers or their respective labor practices. A failure by any of our third party manufacturers to adhere to quality standards or labor, environmental and other laws could cause us to incur additional costs for our products, generate negative publicity, damage our reputation and the value of our brand and discourage customers from buying our products. We also require our third party manufacturers to meet certain product safety standards. A failure by any of our third party manufacturers to adhere to such product safety standards could lead to a product recall which could result in critical media coverage and harm our business and reputation and could cause us to incur additional costs.

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

        The credit agreement for our revolving credit facility requires us to maintain a certain leverage ratio, a certain level of unrestricted cash at all times, and a minimum fixed charge coverage ratio on a quarterly basis. A failure to maintain current revenue levels or an inability to control costs or capital expenditures could negatively impact our ability to meet these financial covenants. If we breach such covenants or any of the restrictive covenants described below, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the revolving credit facility. We may not have sufficient assets to repay such indebtedness upon a default. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding or collection proceedings with respect to our assets, all of which secure our indebtedness under the revolving credit facility.

        The credit agreement also contains certain restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things incur additional debt, sell, lease or transfer our assets, pay dividends on our common stock, make capital expenditures and investments, guarantee debt or obligations, create liens, repurchase our common stock, enter into transactions with our affiliates and enter into certain merger, consolidation or other reorganizations transactions. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors.

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

        In addition to the operational effects of foreign currency fluctuations, any amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting are affected by foreign currency fluctuations. For example, in 2013, we experienced a decrease of $30.2 million in revenue in our Japan segment related to foreign currency translation losses as a result of decreases in the value of the Japanese Yen compared to the U.S. Dollar.

        While we enter into foreign currency exchange forward contracts as economic cash flow hedges to reduce our exposure to changes in exchange rates, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and our forward contracts may not prove effective in reducing our exposures.

Our financial success may be limited to the strength of our relationships with our wholesale customers and to the success of such wholesale customers.

        Our financial success is related to the willingness of our current and prospective wholesale customers to carry our products. We do not have long term contracts with any of our wholesale customers. Sales to our wholesale customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our customers' orders in a timely manner, the sales of our products and our relationships with those customers may suffer. Alternatively, if our customers experience diminished liquidity or other financial issues, we may experience a reduction in product orders, an increase in customer order cancellations and/or the need to extend customer payment terms which could lead to higher accounts receivable balances, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense. This could have a material adverse effect on our product sales and ability to grow our product lines.

        Additionally, many of our wholesale customers compete with each other. If they perceive that we are offering their competitors better pricing and support, they may reduce purchases of our products. Moreover, we compete directly with our wholesale customers by selling our products directly to consumers over the internet and through our company-operated retail locations. If our wholesale customers believe that our direct sales to consumers divert sales from their stores, our relationships with such customers may weaken and cause them to reduce purchases of our products. As we continue to grow our consumer direct channels (company-operated retail stores and internet webstores) this issue could be exacerbated.

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

        From time to time, we are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. We are currently involved in several, potentially adverse legal proceedings. For a detailed discussion of our current legal proceedings, see Item 3 Legal Proceedings in Part I of this Form 10-K. An unfavorable outcome in any of these proceedings could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management's attention from our operations and result in substantial legal fees. In the past, securities class action litigation has been brought against us. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

We may fail to meet analyst expectations, which could cause the price of our stock to decline.

        Our common stock is traded publicly and various securities analysts follow our financial results and frequently issue reports on us which include information about our historical financial results as well as their estimates of our future performance. These estimates are based on their own opinions and are often different from management's estimates or expectations of our business. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.

Changes in tax laws and unanticipated tax liabilities and the results of tax audits or litigation could adversely affect our effective income tax rate and profitability.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion and we could face significant adverse impact if our assumptions are incorrect and/or face significant cost to defend our practices from international and U.S. tax authorities. We are regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. Please refer to Item 3 Legal Proceedings in Part I of this Form 10-K as well as Note 13—Commitments and Contingencies in the accompanying notes to the consolidated financial statements for additional details regarding current tax audits. Although we believe our tax estimates are reasonable and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits. The adverse resolution of any audits or litigation could have an adverse effect on our financial position and results of operations.

We are required to pay regular dividends on the Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock") issued to Blackstone Capital Partners VI L.P. ("Blackstone") in 2014, which ranks senior to our common stock, and we may be required under certain circumstances to repurchase the outstanding shares of Series A Preferred Stock; such obligations could adversely affect our liquidity and financial condition.

        The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights, and holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum of the stated value of $1,000 per share. These regular cash dividends on our Series A Preferred Stock are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2014. If the Company fails to make timely dividend payments, the dividend rate will increase to 8% per annum until such time as all accrued but unpaid dividends have been paid in full. In addition, the holders of our Series A Preferred Stock have certain redemption rights, including upon certain change in control events involving us, which, if exercised, could require us to repurchase all of the outstanding shares of Series A Preferred Stock at 100% or more of the stated value of the shares, plus all accrued but unpaid dividends. Our obligations to pay regular dividends to the holders of our Series A Preferred Stock or any required repurchase of the outstanding shares of Series A Preferred Stock could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.

        From time to time, we may invest in business infrastructure, acquisitions of new businesses and expansion of existing businesses, such as our retail operations, which require substantial cash investment and management attention. We believe cost effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in acquiring or expanding a business. The failure of any significant investment to provide the returns or profitability we expect or the failure to integrate newly acquired businesses could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

Natural disasters could negatively impact our operating results and financial condition.

        Natural disasters such as earthquakes, hurricanes, tsunamis or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including energy shortages and public health issues, could disrupt our operations or the operations of our vendors and other suppliers, or result in economic instability that may negatively impact our operating results and financial condition. For example, the 2011 tsunami in Japan negatively impacted consumer demand for our products in Japan in the months following the disaster.

The issuance of 200,000 shares of our Series A Preferred Stock to Blackstone in 2014 and certain of its permitted transferees reduces the relative voting power of holders of our common stock, may dilute the ownership of such holders, and may adversely affect the market price of our common stock.

        On January 27, 2014, we issued 200,000 shares of Series A Preferred Stock to Blackstone and certain of its permitted transferees (collectively, the "Blackstone Purchasers") pursuant to an Investment Agreement between us and Blackstone, dated December 28, 2013 (as amended, the "Investment Agreement"). The Blackstone Purchasers currently own all of the outstanding shares of Series A Preferred Stock, and based on the number of shares of our common stock outstanding as of

January 31, 2014, the Blackstone Purchasers collectively own Series A Preferred Stock convertible into approximately 13.5% of our common stock. As holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock as a single class on all matters submitted to a vote of our common stock holders, the issuance of the Series A Preferred Stock to the Blackstone Purchasers has effectively reduced the relative voting power of the holders of our common stock.

        In addition, conversion of the Series A Preferred Stock to common stock will dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock could adversely affect prevailing market prices of our common stock. We have granted the Blackstone Purchasers registration rights in respect of the shares of Series A Preferred Stock and any shares of common stock issued upon conversion of the Series A Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the Blackstone Purchasers of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Blackstone may exercise significant influence over us, including through its ability to elect up to two members of our Board of Directors.

        As of January 31, 2014, the shares of Series A Preferred Stock owned by the Blackstone Purchasers represent approximately 13.5% of the voting rights of our common stock, on an as-converted basis, so the Blackstone Purchasers will have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. In addition, the Certificate of Designations of the Series A Preferred Stock grants certain consent rights to the holders of Series A Preferred Stock in respect of certain actions by the Company, including the issuance of pari passu or senior equity securities of the Company, certain amendments to our certificate of incorporation or bylaws, any increase in the size of our Board above eight members, the payment of certain distributions to our stockholders, and the incurrence or refinancing of a certain level of indebtedness. The Blackstone Purchasers may have interests that diverge from, or even conflict with, those of our other stockholders. For example, Blackstone and its affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. Blackstone and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

        In addition, the Investment Agreement grants Blackstone certain rights to designate directors to serve on our Board. For so long as Blackstone and its permitted transferees (i) beneficially own at least 95% of the Series A Preferred Stock or the as-converted common stock purchased pursuant to the Investment Agreement or (ii) maintain beneficial ownership of at least 12.5% of our outstanding common stock (the "Two-Director Threshold"), Blackstone will have the right to designate for nomination two directors to our Board. For so long as Blackstone and its permitted transferees beneficially own shares of Series A Preferred Stock or the as-converted common stock purchased pursuant to the Investment Agreement that represent less than the Two-Director Threshold but more than 25% of the number of shares of the as-converted common stock purchased pursuant to the Investment Agreement, Blackstone will have the right to designate for nomination one director to our Board. The directors designated by Blackstone are entitled to serve on Board committees, subject to applicable law and stock exchange rules, and one of such directors has been appointed to the newly-

formed committee tasked with identifying a new chief executive officer to fill the vacancy resulting from Mr. McCarvel's resignation.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our principal executive and administrative offices are located at 7477 East Dry Creek Parkway, Niwot, Colorado. We lease, rather than own, all of our domestic and international facilities. We currently enter into short-term and long-term leases for kiosk, manufacturing, office, outlet, retail, and warehouse space. The terms of our leases include fixed monthly rents and/or contingent rents based on percentage of revenues for certain of our retail locations, and expire at various dates through the year 2033. The general location, use and approximate size of our principal properties are given below.

Location	Reportable Operating Segment(s) that Use this Property	Use	Approximate Square Feet
Ontario, California	Americas	Warehouse	399,000
Leon, Mexico	Americas, Asia Pacific, Japan, Europe	Manufacturing/warehouse/offices	392,000
Rotterdam, the Netherlands	Europe	Warehouse	174,000
Niwot, Colorado	Americas	Corporate headquarters and regional offices	160,000
Narita, Japan	Asia Pacific, Japan	Warehouse	156,000
Tampere, Finland(1)	Europe	Warehouse/offices	78,000
Padova, Italy	Americas, Asia Pacific, Japan, Europe	Manufacturing/warehouse/offices	45,000
Hoopddorf, the Netherlands	Europe	Regional offices	31,000
Shenzen, China	Asia Pacific	Regional offices	28,000
Gordon's Bay, South Africa	Asia Pacific	Warehouse/offices	28,000
Singapore	Asia Pacific	Regional offices	23,000
Shanghai, China	Asia Pacific	Regional offices	19,000
Tokyo, Japan	Japan	Regional offices	13,000
Moscow, Russia	Europe	Warehouse/offices	11,000

(1)
The warehouse facilities in this location are fully or partially subleased.

        In addition to the principal properties listed above, we maintain small branch sales offices in the United States, Canada, South America, Taiwan, Hong Kong, Australia, Korea, China, the United Emirates, India and Europe. We also lease more than 600 retail, outlet and kiosk/store in store locations worldwide. See Item 1 of this Form 10-K for further discussion regarding global company-operated stores.

ITEM 3.    Legal Proceedings

        We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the "Class Period"). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys' fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit. We and those current and former officers and directors named as defendants have entered into a Stipulation of Settlement with the plaintiffs that would, if approved by the United States District Court for the District of Colorado, resolve all claims asserted against us by the plaintiffs on behalf of the putative class, and plaintiffs' appeal would be dismissed. Our independent auditor is not a party to the Stipulation of Settlement. The Stipulation of Settlement received preliminary approval from the District Court on August 28, 2013. It remains subject to customary conditions, including final court approval following notice to stockholders. On February 13, 2014 a final settlement hearing took place and the parties are awaiting a ruling in conjunction with the same. If the settlement becomes final, all amounts required by the settlement will be paid by our insurers. There can be no assurance that the settlement will be finally approved by the District Court, or that approval by the District Court will, if challenged, be upheld by the Tenth Circuit.

        On October 27, 2010, Spectrum Agencies ("Spectrum") filed suit against our subsidiary, Crocs Europe B.V. ("Crocs Europe"), in the High Court of Justice, Queen's Bench Division, Royal Courts of Justice in London, United Kingdom ("UK"). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum's breach of its duty to act in good faith toward Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum's actions were a breach of its duty to act in good faith toward Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and subsequently appealed the judgment. On October 30, 2012, the Court of Appeal handed down its judgment confirming the trial judge's findings. We submitted a request to the Supreme Court seeking permission to appeal. On April 24, 2013 the Supreme Court declined to grant permission to appeal. Given that to date the legal proceedings in this case have only addressed liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under English law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the proceedings. The trial of liability and quantum were split by the Court in the interests of case management. The alleged quantum of damages has not been fully pleaded out and will be assessed as part of the forthcoming damages phase. A trial and judgment on damages is expected in approximately 12 months.

        We are currently subject to an audit by U.S. Customs & Border Protection ("CBP") in respect of the period from 2006 to 2010. In the course of the audit, we identified certain valuation errors and tendered approximately $1.4 million in additional duties. Subsequently, we identified additional value errors which will require the payment of additional duties totaling approximately $718,000. The exact amount of this additional tender is subject to verification by CBP. In October 2013, CBP issued an audit report to which we filed comments and objections. CBP has projected unpaid duties totaling approximately $12.4 million in connection with various classification errors during the period under review. We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the amount projected. CBP is currently reviewing this response. It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute. At this time, it is not possible to determine when a formal notice of claim will be received from CBP. Likewise, it is not possible to predict whether CBP may seek to assert a claim for penalties in addition to any unpaid duties.

        Mexico's Federal Tax Authority ("SAT") audited the period from January 2006 to July 2011. There were two phases to the audit, the first for capital equipment and finished goods and the second for raw materials. The first phase was completed and no major discrepancies were noted by the SAT. On January 9, 2013, Crocs received a notice for the second phase in which the SAT issued a tax assessment (taxes and penalties) of roughly 280.0 million pesos (approximately $22.0 million) based on the value of all of Crocs' imported raw materials during the audit period. We believe that the proposed penalty amount is unfounded and without merit. With the help of local counsel we filed an appeal by the deadline of March 15, 2013. We have argued that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT. In connection with the appeal, the SAT required us to post an appeal surety bond in the amount of roughly 321.0 million pesos (approximately $26.0 million), which amount reflects estimated additional penalties and interest if we are not successful on our appeal. This amount will be adjusted on an annual basis. We are currently awaiting a ruling from the Mexican courts. It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

        Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business, financial position, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

        None.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock, par value $0.001, is listed on the NASDAQ Global Select Market and trades under the stock symbol "CROX". The following table shows the high and low sales prices of our common stock for the periods indicated.

Fiscal Year 2013 Three Months Ended	High	Low
March 31, 2013	$16.36	$14.13
June 30, 2013	17.95	14.19
September 30, 2013	17.62	12.65
December 31, 2013	$16.27	$11.96

Fiscal Year 2012 Three Months Ended	High	Low
March 31, 2012	$22.40	$15.06
June 30, 2012	22.59	15.24
September 30, 2012	18.60	13.80
December 31, 2012	$16.79	$12.00

Performance Graph

        The following performance graph illustrates a five-year comparison of cumulative total return of our common stock, the NASDAQ Composite Index and the Dow Jones U.S. Footwear Index from December 31, 2008 through December 31, 2013. The graph assumes an investment of $100 on December 31, 2008 and assumes the reinvestment of all dividends and other distributions and reflects our stock prices post-stock split.

 Comparison of Cumulative Total Return on Investment

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Crocs, Inc.	$100.00	$463.71	$1,380.65	$1,191.13	$1,160.48	$1,283.87
Dow Jones US Footwear Index	100.00	127.86	167.41	187.27	196.23	300.80
Nasdaq Composite Index	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84

        The Dow Jones U.S. Footwear Index is a sector index and includes companies in the major line of business in which we compete. This index does not encompass all of our competitors or all of our product categories and lines of business. The Dow Jones U.S. Footwear Index consists of Crocs, Inc., NIKE, Inc., Deckers Outdoor Corp., Iconix Brand Group, Inc., Skechers U.S.A., Inc. Steven Madden Ltd. and Wolverine World Wide, Inc., among other companies. As Crocs, Inc. is part of the Dow Jones U.S. Footwear Index, the price and returns of our stock have an effect on this index. The Nasdaq Composite Index is a market capitalization-weighted index and consists of more than 3,000 common equities, including Crocs, Inc.

        The stock performance shown on the performance graph above is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

Holders

        The approximate number of stockholders of record of our common stock was 154 as of January 31, 2014. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Dividends

        We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our financing arrangements contain certain restrictions on our ability to pay cash dividends on our common stock. In addition, the Certificate of Designations governing the Series A Convertible Preferred Stock that we issued in January 2014 restricts us from declaring and paying certain dividends on our common stock if we fail to pay all accumulated and unpaid regular dividends and/or declared and unpaid participating dividends to which the preferred holders are entitled. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors, subject to compliance with covenants under any then-existing financing agreements and the terms of the Certificate of Designations.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan Programs (in thousands)(2)
October 1, 2013—October 31, 2013	—	$—	—	17,758,776	$—
November 1, 2013—November 30, 2013	—	—	—	17,758,776	—
December 1, 2013—December 31, 2013	—	—	—	—	350,000

Total	—	$—	—	—	$350,000

(1)
On November 1, 2007 and April 14, 2008, the Company's board of directors (the "Board") approved an authorization to repurchase up to 1.0 million shares and 5.0 million shares, respectively, of our common stock. On October 29, 2013, the Board authorized the repurchase of up to an additional 15.0 million shares of Company common stock under the Company's previously announced stock repurchase authorization. This brought the total shares available for repurchase by the Company under existing board authorizations up to approximately 17.8 million shares as of December 25, 2013.

(2)
On December 26, 2013, the Board approved the repurchase of up to $350.0 million of our common stock, which was announced on December 30, 2013. This authorization effectively replaced our previous stock repurchase authorizations. The number, price, structure and timing of the repurchases, if any, will be at the Company's sole discretion and future repurchases will be evaluated by the Company depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify or terminate the repurchase program at any time without prior notice.

ITEM 6.    Selected Financial Data

        The following table presents selected historical financial data for each of our last five fiscal years. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes and with Management's Discussion and Analysis of Financial Conditions and Results of Operations included in Item 7 of this Form 10-K.

	Financial History
($ thousands, except share and per share data)	2013	2012	2011	2010	2009
Year Ended December 31,
Revenues	$1,192,680	$1,123,301	$1,000,903	$789,695	$645,767
Cost of sales	569,482	515,324	464,493	364,631	337,720
Restructuring charges	—	—	—	1,300	7,086
Gross profit	623,198	607,977	536,410	423,764	300,961
Gross margin %	52.3%	54.1%	53.6%	53.7%	46.6%
Selling, general and administrative expenses	549,154	460,393	404,803	342,961	319,102
Selling, general and administrative expenses as a % of revenues	46.0%	41.0%	40.4%	43.4%	49.4%
Restructuring charges	—	—	—	2,539	7,623
Asset impairment charges	10,949	1,410	528	141	26,085
Income (loss) from operations	63,095	146,174	131,079	78,123	(51,849)
Income (loss) before income taxes	59,959	145,548	136,690	80,792	(48,621)
Income tax (benefit) expense	49,539	14,205	23,902	13,066	(6,543)
Net income (loss)	$10,420	$131,343	$112,788	$67,726	$(42,078)
Income (loss) per common share:
Basic	$0.12	$1.46	$1.27	$0.78	$(0.49)
Diluted	$0.12	$1.44	$1.24	$0.76	$(0.49)
Weighted average common shares:
Basic	87,988,798	89,571,105	88,317,898	85,482,055	85,112,461
Diluted	89,089,473	90,588,416	89,981,382	87,595,618	85,112,461
Cash provided by operating activities	$83,464	$128,356	$142,376	$104,274	$61,109
Cash used in investing activities	(69,758)	(65,943)	(41,664)	(42,078)	(25,731)
Cash provided by (used in) financing activities	$(1,161)	$(16,625)	$8,917	$5,245	$(22,191)

	Financial History
($ thousands)	2013	2012	2011	2010	2009
As of December 31,
Cash and cash equivalents	$317,144	$294,348	$257,587	$145,583	$77,343
Inventories	162,341	164,804	129,627	121,155	93,329
Working capital	453,149	455,177	370,040	243,252	180,598
Total assets	875,159	829,638	695,453	549,481	409,738
Long term obligations	63,487	54,300	48,370	35,613	35,462
Total stockholders' equity	$624,744	$617,400	$491,780	$376,106	$287,620

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

        We are a designer, developer, manufacturer, worldwide marketer and distributor of casual lifestyle footwear, apparel and accessories for men, women and children. We strive to be the global leader in the sale of molded footwear featuring fun, comfort, color and functionality. Our products include footwear and accessories that utilize our proprietary closed cell-resin, called Croslite. Our products include footwear and accessories that utilize our proprietary closed-cell resin, called Croslite. The use of this unique material enables us to produce innovative, lightweight, non-marking, and odor-resistant footwear. We currently sell our products in more than 90 countries through domestic and international retailers and distributors and directly to end-user consumers through our company-operated retail stores, outlets, kiosks and webstores.

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

        The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty and independent retail channels. Our marketing efforts surround specific product launches and employ a fully integrated approach utilizing a variety of media outlets, including print and websites. Our marketing efforts drive business to both our wholesale partners and our company-operated retail and internet stores, ensuring that our presentation and story are first class and drive purchasing at the point of sale.

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

Recent Events

        On January 27, 2014, we issued to Blackstone Capital Partners VI L.P. ("Blackstone") and certain of its permitted transferees (together with Blackstone, the "Blackstone Purchasers"), 200,000 shares of our Series A Preferred Stock for an aggregate purchase price of $198.0 million, or $990 per share, pursuant to an Investment Agreement between us and Blackstone, dated December 28, 2013 (as amended, the "Investment Agreement"). In connection with the issuance of the Series A Preferred Stock (the "Closing") and pursuant to the Investment Agreement, we paid Blackstone a closing fee of $2.0 million and reimbursed Blackstone's transaction fees and expenses of approximately $4.0 million. We intend to use the net proceeds of the transactions, as well as cash on hand, to fund the previously announced $350.0 million stock repurchase authorization approved by the board of directors. The Blackstone investment represented approximately 13.5% ownership of the Company as of January 31, 2014. We believe this investment provides an opportunity to drive shareholder value and refine the strategic direction of the business.

        The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. Holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum as well as any dividends declared or paid on common stock and are entitled to vote together with the holders of common stock on an as-converted basis. Pursuant to the Investment Agreement, the Series A Preferred Stock is subject to several different conversion features as well as redemption rights, which are at the option of the holder, the Company or contingent events. The conversion rate is subject to customary anti-dilution and other adjustments subject to certain share caps and other restrictions.

        As a condition of the Investment Agreement, Blackstone received rights to designate two out of eight members of the board of directors. As a result, Stephen Cannon and Jeffrey Margolis have resigned from the Company's board and Blackstone's two nominees, Prakash Melwani and Gregg Ribatt, have been added to the board of directors. The board of directors will remain at eight members. Mr. Melwani is currently a Senior Managing Director at Blackstone and Chief Investment Officer of the firm's Private Equity Group; Mr. Ribatt most recently served as the President and Chief Executive Officer of Collective Brands Performance + Lifestyle Group.

        In addition, on December 27, 2013, John McCarvel resigned from his position as President, Chief Executive Officer and director of the Company effective upon the earlier to occur of (i) April 30, 2014 or (ii) the board of director's appointment of his successor as CEO. In connection with his resignation, we entered into a separation agreement that will pay Mr. McCarvel $2.1 million within one year of the effectiveness of his resignation. Mr. McCarvel has agreed to continue in a consulting capacity with the Company through April 30, 2014 if his successor is appointed prior to such date. The separation payments are conditioned upon the effectiveness of Mr. McCarvel's release of claims in favor of the Company and his compliance with the non-competition, non-solicitation and confidentiality covenants contained in the separation agreement.

        Pursuant to the terms of the Investment Agreement, as amended, the board of directors formed a special committee on January 24, 2014 and has granted to such committee the sole power and authority to identify, consider, assess, evaluate, research, and recommend individual nominees for the position of CEO of the Company to replace Mr. McCarvel. Any recommendation from the Search Committee with respect to a Chief Executive Officer nominee requires the unanimous consent of the members of the special committee, and the board of directors may not appoint a new CEO without the recommendation of the committee. The board of directors has appointed Thomas Smach, Ronald Frasch, Peter Jacobi and Prakash Melwani as members of the committee.

2013 Financial Highlights

        Our results for fiscal year 2013 demonstrated our overall focus on becoming the leading brand in casual lifestyle footwear and delivering shareholder value through the balanced global expansion of our direct-to-consumer markets and wholesale partners, innovative product development and strategic financial decisions. We are committed to delivering fun, colorful and comfortable products to the global marketplace through efficient distribution channels with an emphasis on customer service. Despite ongoing macroeconomic challenges around the globe, we delivered record revenues and footwear unit sales. Our revenues increased 6.2% to $1.2 billion and footwear unit sales increased 8.8% to 54.3 million pairs sold.

        We specifically experienced exceptional growth and exceeded expectations in our Asia Pacific segment and saw marked improvement in our Europe segment partially due to slow signs of macroeconomic recovery from prior years. Our Asia Pacific segment remains a key component of the business and a fundamental driver of our growth strategy as all revenue channels experienced double-digit growth within the region. Our Europe segment experienced drastic improvement in 2013 compared to the prior year as we achieved growth in all three revenue channels. In addition to our positive results, we faced several challenges in the current year relating to our Americas and Japan segments. Specific challenges in our Americas segment include wholesale accounts remaining lean on inventory and weak consumer confidence in the region as lingering effects of recessionary traffic and spending continue to impact retail markets. On a constant-currency basis, our Japan segment performed on-par with the prior year; however, limited ability for growth due to macroeconomic turmoil presented a major challenge for us in 2013 as we saw the Japanese Yen decline approximately 18.0% on a year-to-date average basis compared to 2012. Based solely on currency factors, our year-over-year revenues in our Japan segment decreased $30.2 million.

        Globally, we continued to focus on and expand our direct-to-consumer channel. On a constant-currency basis, our direct-to-consumer channel sales grew 10.8% primarily through the addition of 82 global retail locations (net of store closures) partially offset by a decrease in global comparable store sales of 2.7% due to lingering recessionary effects and weak consumer confidence in select markets. The expansion of our retail footprint has led to increased gross margins in the U.S. and other markets around the globe. Our wholesale business performed well on a year-over-year basis as we expanded through existing wholesale accounts and global distributors in emerging markets. Despite conservative at-once ordering and inventory levels from our wholesale partners, we experienced a 7.3% increase in wholesale sales on a constant-currency basis, which demonstrates the depth of our wholesale relationships and ability to deliver product.

        Overall, the current year presented us with many growth opportunities as well as challenges. Despite these challenges, we exceeded expectations in several areas of the globe and have identified key areas of focus for the business going forward. The Company goes into 2014 with a renewed sense of focus which is aided by our recent relationship with Blackstone. We believe the investment by Blackstone conveys a strong financial commitment in our brand and, coupled with our strong balance sheet, will enhance our long-term growth strategy.

        The following are the more significant developments in our businesses during the year ended December 31, 2013:

  •
  Revenues increased $69.4 million, or 6.2%, to $1.2 billion compared to 2012. Revenue growth was predominately driven by sales volume though balanced wholesale and retail expansion combined with new and classic product expansion as we continue to transform into an all-season footwear brand.

  •
  Gross profit increased $15.2 million, or 2.5%, to $623.2 million compared to 2012; however, gross margin percentage decreased 180 basis points, or 3.3%, to 52.3%. The decline in gross margin percentage is primarily driven by the evolution of our product assortment and is consistent with our product strategy. As we expand our product lines, product mix shifts into styles that may utilize more expensive materials such as textile fabric and leather compared to the traditional clog. Product cost inflation also contributed to the decline in gross margin percentage, but was mostly offset by internal cost saving initiatives.

  •
  Selling, general and administrative expenses increased $88.8 million, or 19.3%, to $549.2 million compared to 2012. Selling, general and administrative expenses continued to rise as we increased our global retail presence. In addition, we experienced several increases due to non-recurring charges such as the resolution of a statutory tax audit in Brazil during the second quarter of 2013, operating expenses related to our ERP implementation and additional charges related to on-going litigation.

  •
  We recorded $10.6 million in retail asset impairment charges related to 60 underperforming stores in 2013 compared to $1.4 million in retail asset impairment charges related to four underperforming stores in 2012. The $10.6 million in asset impairment charges consists of

    $6.6 million related to 35 stores in Europe, $3.9 million related to 23 stores in the Americas and $0.2 million related to two stores in Asia Pacific.

  •
  Net income decreased $120.9 million, or 92.1%, to $10.4 million compared to 2012 driving our diluted earnings per share from $1.44 to $0.12.

  •
  We continued to expand our retail channel through the net addition of 82 stores in 2013 in order to further increase brand recognition and create opportunities to present new and classic product lines. In January 2014, we opened our much anticipated three-story flagship location with approximately 4,500 square feet of selling space in a 13,600 square foot building located on 34th Street in New York.

  •
  We continue to fund the implementation of our customized and fully integrated operations, accounting, and finance ERP system, which is expected to launch globally in late 2014. The introduction of the new ERP system to our current environment will allow for seamless and high-quality data across the Company. As of December 31, 2013, total costs to date related to the ERP implementation were $41.4 million, of which $34.6 million was capitalized and $6.8 million was expensed. As of December 31, 2013, we had $16.8 million in outstanding borrowings related to the ERP system under a Master Installment Payment Agreement ("Master IPA") with PNC Equipment Finance, LLC ("PNC Equipment").

  •
  We repurchased approximately 0.8 million shares at an average price of $14.99 per share for a total value of $12.5 million, excluding related commission charges.

Future Outlook

        Given the recent events including the investment from Blackstone and the resignation of our CEO, we expect to undergo some strategic transitioning during the next fiscal year to refine our short-term and long-term growth strategies, which will include prioritizing earnings growth, and our focus on becoming the leading brand in casual lifestyle footwear. The investment by Blackstone is a vote of confidence in our company and our brand, and we anticipate both will benefit from Blackstone's financial, consumer, retail and brand experience. Due to these recent events and additional changes expected in 2014, we expect an environment that is more challenging to predict the impact on our business, financial position and results of operations.

        We head into 2014 with a renewed sense of focus and an emphasis on delivering shareholder value. We intend to use the proceeds from the Blackstone investment as well as internal cash to repurchase approximately $350.0 million of our common stock. We intend to be patient, methodical and opportunistic in the execution of this expanded buyback plan. In addition, we are excited about our new product launches for spring/summer, including the Stretch Sole and Busy Day, as well as carryover products such as the Huarache and A-Leigh wedge, which are proving more successful in their second seasons. Entering the year, our backlog was up approximately $24.6 million to $378.9 million, which shows the strength of our wholesale relationships.

        We have implemented several investment strategies that we believe will drive revenue growth while improving the operational and technological efficiency of the business. As part of our overall retail expansion strategy, we ended the year with 619 global retail locations. In 2014, as we intend to increasingly focus on profitable growth and retail excellence, we may moderate the pace of our investments in new retail stores as well as consolidate some existing locations. We remain in the testing and development phase of our ERP system implementation. This implementation represents the beginning of a transformational change intended to improve our operational efficiency as we adapt as a global company. We expect to launch our new ERP system globally in late 2014.

        Overall, the organization is focused on delivering shareholder value through our focus on casual lifestyle footwear sales and balancing long-term global growth between company-operated retail locations, partner store and multiband independent wholesale accounts and internet sites in local languages.

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

	Year Ended December 31,		Change
($ thousands, except per share data and average footwear selling price)	2013	2012	$		%
Revenues	$1,192,680	$1,123,301	$69,379		6.2%
Cost of sales	569,482	515,324	54,158		10.5

Gross profit	623,198	607,977	15,221		2.5
Selling, general and administrative expenses	549,154	460,393	88,761		19.3
Asset impairment charges	10,949	1,410	9,539		676.5

Income from operations	63,095	146,174	(83,079)		(56.8)
Foreign currency transaction losses, net	4,678	2,500	2,178		87.1
Interest income	(2,432)	(1,697)	(735)		43.3
Interest expense	1,016	837	179		21.4
Other income, net	(126)	(1,014)	888		(87.6)

Income before income taxes	59,959	145,548	(85,589)		(58.8)
Income tax expense	49,539	14,205	35,334		248.7

Net income	$10,420	$131,343	$(120,923)		(92.1)%

Net income per common share:
Basic	$0.12	$1.46	$(1.34)		(91.9)%

Diluted	$0.12	$1.44	$(1.32)		(91.9)%

Gross margin	52.3%	54.1%	(180	)bps	(3.3)%
Operating margin	5.3%	13.0%	(770	)bps	(59.2)%
Footwear unit sales	54,326	49,947	4,379		8.8%
Average footwear selling price	$21.27	$21.55	$(0.28)		(1.3)%

        Revenues.    During the year ended December 31, 2013, revenues increased $69.4 million, or 6.2%, compared to the same period in 2012, primarily due to an increase of 4.4 million, or 8.8%, in global footwear unit sales. This increase was partially offset by a decrease of $0.28 per unit, or 1.3%, in average footwear selling price.

        For the year ended December 31, 2013, revenues from our wholesale channel increased $27.9 million, or 4.3%, compared to 2012, which was primarily driven by increased wholesale demand in our Asia Pacific, Europe and Americas segments partially offset by decreased wholesale sales in our Japan segment. These increases were driven by strong commitments from current wholesale customers and global distributors in emerging markets specifically in our Asia Pacific and Europe regions. We faced challenges in our Americas segment due to lower than anticipated at-once sales as a result of accounts remaining lean on inventory and in our Japan segment due to continued macroeconomic pressure on consumer spending and unfavorable exchange rates between the Japanese Yen and U.S. Dollar.

        For the year ended December 31, 2013, revenues from our retail channel increased $43.2 million, or 11.5%, compared to 2012, primarily driven by the disciplined expansion of our global retail presence, which included the opening of 82 company-operated stores (net of store closures) during the year. This increase was driven by a global balance as we realized retail revenue growth in all four segments on a constant currency basis. Partially offsetting this increase was a global decrease in comparable store sales of 2.7% on a constant currency basis which is primarily the result of global weakness in consumer confidence, particularly in the Americas and Japan, as lingering effects of recessionary traffic and spending continued to impact retail markets. Despite these macroeconomic challenges, we continued to expand our global retail footprint in a disciplined manner. Consistent with our retail growth strategy for 2013, we continue to close certain kiosks as branded stores allow us to better merchandise the full breadth and depth of our product line.

        For the year ended December 31, 2013, revenues from our internet channel decreased $1.7 million, or 1.7%, compared to 2012, which was primarily driven by decreased internet sales in Americas and Japan partially offset by increased internet sales in Europe and Asia Pacific. Our internet sales totaled approximately 8.5% and 9.1% of our consolidated net sales in 2013 and 2012, respectively. We continue to increase our online presence by adding new webstores worldwide enabling us to have increased access to our customers in a low cost, attractive manner and providing an opportunity to educate them about our products and brand.

        Impact on Revenues due to Foreign Exchange Rate Fluctuations.    Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency during the year ended December 31, 2013 decreased our revenues by $29.1 million compared to 2012. The majority of this decrease was related to the decrease in value of the Japanese Yen compared to the U.S. Dollar due to the political and macroeconomic environment in Japan.

        The following table summarizes our total revenue by channel for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Change		Constant Currency Change(1)
($ thousands)	2013	2012	$	%	$	%
Channel revenues:
Wholesale:
Americas	$239,104	$235,988	$3,116	1.3%	$5,589	2.4%
Asia Pacific	212,761	180,970	31,791	17.6	31,199	17.2
Japan	90,426	117,380	(26,954)	(23.0)	(6,940)	(5.9)
Europe	131,215	110,947	20,268	18.3	17,585	15.8
Other businesses	254	574	(320)	(55.7)	(325)	(56.6)

Total Wholesale	673,760	645,859	27,901	4.3	47,108	7.3
Consumer-direct:
Retail:
Americas	202,925	196,711	6,214	3.2	7,303	3.7
Asia Pacific	120,020	104,632	15,388	14.7	15,380	14.7
Japan	36,566	38,430	(1,864)	(4.9)	6,526	17.0
Europe	58,507	35,052	23,455	66.9	22,728	64.8

Total Retail	418,018	374,825	43,193	11.5	51,937	13.9
Internet:
Americas	56,523	63,153	(6,630)	(10.5)	(6,404)	(10.1)
Asia Pacific	9,971	7,244	2,727	37.6	2,749	37.9
Japan	7,871	8,755	(884)	(10.1)	867	9.9
Europe	26,537	23,465	3,072	13.1	2,231	9.5

Total Internet	100,902	102,617	(1,715)	(1.7)	(557)	(0.5)

Total revenues:	$1,192,680	$1,123,301	$69,379	6.2%	$98,488	8.8%

(1)
Reflects year-over-year change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

        The table below illustrates the overall growth in the number of our company-operated retail locations by type of store and reportable operating segment as of December 31, 2013 and 2012:

Company-operated retail locations:	December 31, 2012	Opened	Closed	December 31, 2013
Type:
Kiosk/Store in Store	121	23	(22)	122
Retail Stores	287	66	(26)	327
Outlet Stores	129	43	(2)	170

Total	537	132	(50)	619
Operating segment:
Americas	199	34	(17)	216
Asia Pacific	201	61	(26)	236
Japan	40	11	(2)	49
Europe	97	26	(5)	118

Total	537	132	(50)	619

        The table below sets forth our comparable store sales by reportable operating segment for the year ended December 31, 2013 as compared to 2012:

Comparable store sales(1)	Constant Currency Year Ended December 31, 2013(2)	Constant Currency Year Ended December 31, 2012(2)
Americas	(5.8)%	2.6%
Asia Pacific	6.9	3.3
Japan	(15.0)	(13.0)
Europe	2.4	5.4

Global	(2.7)%	1.5%

(1)
Comparable store sales is determined on a monthly basis. Comparable store sales begin in the thirteenth month of a store's operation. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. Comparable store sales growth is calculated on a currency neutral basis using historical annual average currency rates.

(2)
Reflects year-over-year change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

        Gross profit.    During the year ended December 31, 2013, gross profit increased $15.2 million, or 2.5%, compared to 2012, which was primarily attributable to the 6.2% increase in revenues as a result of higher footwear unit sales partially offset by lower footwear selling prices and a $54.2 million, or 10.5%, increase in cost of sales. Gross margin percentage decreased 180 basis points compared to 2012. The decline in gross margin percentage is primarily driven by the evolution of our product assortment and is consistent with our product strategy. As we expand our product lines, product mix shifts into styles that may utilize more expensive materials such as textile fabric and leather compared to the traditional clog. Product cost inflation also contributed to the decline in gross margin percentage, but was mostly offset by internal cost savings initiatives.

        Impact on Gross Profit due to Foreign Exchange Rate Fluctuations.    Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the year ended December 31, 2013 decreased our gross profit by $15.9 million compared to 2012. The majority of this decrease was related to the decrease in value of the Japanese Yen compared to the U.S. Dollar due to the political and macroeconomic environment in Japan.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $88.8 million, or 19.3%, during the year ended December 31, 2013 compared to 2012. We continue to focus our operating expense increases around the long-term growth of the Company and are currently undergoing several long-term strategic projects including global retail expansion and the implementation of our ERP system, which resulted in selling, general and administrative charges as well as capitalized expenditures. The increase in selling, general and administrative expenses is primarily due to:

  (i)
  an increase of $39.6 million, or 19.3%, related to the global expansion of our retail channel, in which we opened 82 company-operated stores (net of store closures) during the year. This increase includes $23.5 million of additional building expenses such as rent and maintenance fees, $11.4 million in additional labor expenses and $3.2 million in depreciation and amortization;

  (ii)
  an increase of $14.9 million, or 13.9%, related to non-retail labor charges including variable and stock compensation as well as the normalization of 2012 headcount increases;

  (iii)
  an increase of $9.9 million, or 44.8%, related to other non-retail expenses which includes a $6.1 million non-recurring expense related to the resolution of a statutory tax audit in Brazil during the second quarter of 2013;

  (iv)
  an increase of $9.8 million, or 25.3%, related to non-retail professional expenses related to various litigation services, consulting fees, contract labor and other outside services. This increase includes $3.5 million of additional non-recurring charges related to on-going litigation and $1.1 million of additional non-recurring fees related to our recent investment agreement with Blackstone, which includes professional service fees associated with the transaction and our cash repatriation activities;

  (v)
  an increase of $7.1 million in non-retail marketing expenses, which was part of a company-wide initiative to increase advertising and agency services in order to help drive demand; and

  (i)
  an increase of $5.0 million in operating expenses related to the implementation of our ERP system.

        As a percentage of revenue, selling, general and administrative expenses increased 12.2%, or 500 basis points, to 46.0% during the year ended December 31, 2013 compared to 2012 as we continue to increase our global retail presence, utilize state-of-the-art marketing techniques to expand our global brand and update our information technology for a streamlined business approach.

        Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations.    Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the year ended December 31, 2013, decreased selling, general and administrative expenses by approximately $8.6 million compared to 2012. The majority of this decrease was related to the decrease in value of the Japanese Yen compared to the U.S. Dollar due to the political and macroeconomic environment in Japan.

        Asset Impairments.    We periodically evaluate all of our long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. In addition, we assess goodwill for impairment annually on the last day of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. Asset impairments increased $9.5 million during the year ended December 31, 2013 compared to 2012 primarily due to $10.6 million of long-lived asset impairment charges during the year ended December 31, 2013 related to 60 underperforming retail locations in the Americas, Asia Pacific and Europe segments that we concluded were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores' assets over their remaining economic life. In addition, we recorded $0.3 million of goodwill impairment during the year ended December 31, 2013 related to our Crocs Benelux B.V. business, which we purchased in July 2012.

        Foreign Currency Transaction Losses.    The line item entitled 'Foreign currency transaction losses, net' is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the year ended December 31, 2013, losses on foreign currency transactions increased $2.2 million, or 87.1%, compared to 2012. This increase is primarily related to an $8.0 million increase in net losses associated with exposure from day-to-day business transactions in various foreign currencies compared to 2012. This difference was partially offset by a $5.8 million increase in net gains associated with our derivative instruments and our ability to hedge foreign currency fluctuations through undesignated forward instruments compared to 2012.

        Income tax expense.    During the year ended December 31, 2013, income tax expense increased $35.3 million resulting in a 72.9% increase in effective tax rate compared to 2012, which was primarily the result of valuation allowances being recorded on net deferred tax assets in tax jurisdictions where we believe it is not more likely than not that those benefits will be realized and tax associated with our cash repatriation activities. Our effective tax rate of 82.6% for the year ended December 31, 2013 differs from the federal U.S. statutory rate primarily because the result of valuation allowances being recorded on net deferred tax assets in tax jurisdictions where we believe it is not more likely than not that those benefits will be realized and tax associated with our cash repatriation activities.

Comparison of the Years Ended December 31, 2012 and 2011

	Year Ended December 31,		Change
($ thousands, except per share data and average footwear selling price)	2012	2011	$		%
Revenues	$1,123,301	$1,000,903	$122,398		12.2%
Cost of sales	515,324	464,493	50,831		10.9

Gross profit	607,977	536,410	71,567		13.3
Selling, general and administrative expenses	460,393	404,803	55,590		13.7
Asset impairment charges	1,410	528	882		167.0

Income from operations	146,174	131,079	15,095		11.5
Foreign currency transaction (gains) losses, net	2,500	(4,886)	7,386		(151.2)
Interest income	(1,697)	(957)	(740)		77.3
Interest expense	837	853	(16)		(1.9)
Other income, net	(1,014)	(621)	(393)		63.3

Income before income taxes	145,548	136,690	8,858		6.5
Income tax expense	14,205	23,902	(9,697)		(40.6)

Net income	$131,343	$112,788	$18,555		16.5%

Net income per common share:
Basic	$1.46	$1.27	$0.19		15.0%

Diluted	$1.44	$1.24	$0.20		16.1%

Gross margin	54.1%	53.6%	50	bps	0.9%
Operating margin	13.0%	13.1%	(10	)bps	(0.8)%
Footwear unit sales	49,947	47,736	2,211		4.6%
Average footwear selling price	$21.55	$20.04	$1.51		7.5%

        Revenues.    During the year ended December 31, 2012, revenues increased $122.4 million, or 12.2%, compared to 2011, primarily due to an increase of 2.2 million, or 4.6%, in global footwear unit sales and an increase of $1.51, or 7.5%, in footwear average selling price. For the year ended December 31, 2012, revenues from our wholesale channel increased $47.5 million, or 7.9%, which was primarily driven by increased wholesale sales in Americas and Asia. Revenues from our retail channel increased $68.2 million, or 22.2%, primarily driven by strong demand in all three reportable segments as well as the continued growth of our retail presence by opening 107 company-operated stores (net of store closures) during the year. We closed certain kiosks as branded stores allowed us to better merchandise the full breadth and depth of our product line. Revenues from our internet channel increased $6.7 million, or 7.0%, compared to 2011 primarily driven by increased brand awareness in the Americas and Asia operating segments and focus on improving our regional webstore presence.

        Impact on Revenues due to Foreign Exchange Rate Fluctuations.    Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency during the year ended December 31, 2012 decreased our revenues by $18.0 million compared to 2011. The majority of this decrease was related to the decrease in value of the Euro and the Brazilian Real compared to the U.S. Dollar due to the political and macroeconomic environments in Europe and Brazil.

        The following table summarizes our total revenue by channel for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Change		Constant Currency Change(1)
($ thousands)	2012	2011	$	%	$	%
Channel revenues:
Wholesale:
Americas	$235,988	$214,062	$21,926	10.2%	$25,920	12.1%
Asia Pacific	180,970	144,483	36,487	25.3	35,932	24.9
Japan	117,380	114,621	2,759	2.4	3,052	2.7
Europe	110,947	124,995	(14,048)	(11.2)	(5,168)	(4.1)
Other businesses	574	191	383	200.5	406	212.6

Total Wholesale	645,859	598,352	47,507	7.9	60,142	10.1
Consumer-direct:
Retail:
Americas	196,711	174,840	21,871	12.5	22,691	13.0
Asia Pacific	104,632	78,864	25,768	32.7	26,827	34.0
Japan	38,430	32,786	5,644	17.2	5,716	17.4
Europe	35,052	20,167	14,885	73.8	16,093	79.8

Total Retail	374,825	306,657	68,168	22.2	71,327	23.3
Internet:
Americas	63,153	59,175	3,978	6.7	4,069	6.9
Asia Pacific	7,244	3,614	3,630	100.4	3,693	102.2
Japan	8,755	7,398	1,357	18.3	1,356	18.3
Europe	23,465	25,707	(2,242)	(8.7)	(163)	(0.6)

Total Internet	102,617	95,894	6,723	7.0	8,955	9.3

Total revenues:	$1,123,301	$1,000,903	$122,398	12.2%	$140,424	14.0%

(1)
Reflects year-over-year change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

        The table below illustrates the overall growth in the number of our company-operated retail locations by type of store and reportable operating segment as of December 31, 2012 and 2011:

Company-operated retail locations:	December 31, 2011	Opened	Closed	December 31, 2012
Type:
Kiosk/Store in Store	158	39	(76)	121
Retail Stores	180	120	(13)	287
Outlet Stores	92	42	(5)	129

Total	430	201	(94)	537
Operating segment:
Americas	197	44	(42)	199
Asia Pacific	174	78	(51)	201
Japan	24	16	—	40
Europe	35	63	(1)	97

Total	430	201	(94)	537

        The table below sets forth our comparable store sales growth by reportable operating segment for the year ended December 31, 2012 as compared to 2011:

Comparable store sales(1)	Constant Currency Year Ended December 31, 2012(2)	Constant Currency Year Ended December 31, 2011(2)
Americas	2.6%	1.7%
Asia Pacific	3.3	11.9
Japan	(13.0)	(11.3)
Europe	5.4	(5.7)

Global	1.5%	2.3%

(1)
Comparable store sales is determined on a monthly basis. Comparable store sales begin in the thirteenth month of a store's operation. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. Comparable store sales growth is calculated on a currency neutral basis using historical annual average currency rates.

(2)
Reflects year-over-year change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

        Gross profit.    During the year ended December 31, 2012, gross profit increased $71.6 million, or 13.3%, compared to 2011, which was primarily attributable to the 4.6% increase in sales volume and a 7.5% increase in footwear average selling price. Higher prices and sales volume are the result of the continued growth and expansion of our retail and internet channels as the growth in combined sales from these channels began to outpace our wholesale channel. These drivers were offset by higher costs primarily from the expansion of our product offerings in 2012 which utilized traditional materials, such as textile fabric and leather, and increased offerings of discounted products and promotional items through our wholesale and direct-to-consumer channels.

        Impact on Gross Profit due to Foreign Exchange Rate Fluctuations.    Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the year ended December 31, 2012 decreased our gross profit by $7.8 million compared to 2011.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $55.6 million, or 13.7%, during the year ended December 31, 2012 compared to 2011 primarily due to:

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
  the remaining difference was primarily a result of $2.1 million of net decreases in selling, general, and administrative expenses including travel, as we became conscious of operating expenses throughout the company.

        As a percentage of revenues, selling, general and administrative expenses increased 1.5%, or 60 basis points, to 41.0% in 2012 from 40.4% in 2011.

        Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations.    Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the year ended December 31, 2012, decreased selling, general and administrative expenses by approximately $4.8 million as compared to 2011.

        Asset Impairments.    Asset impairments increased $0.9 million during the year ended December 31, 2012 compared to 2011 primarily due to the impairment of $1.4 million of long-lived assets related to retail stores in the United States and Canada. During 2012, we recorded impairments related to four retail locations as our projected discounted future cash flows of these locations was determined to be insufficient to cover our fixed asset investments for these stores.

        Foreign Currency Transaction (Gains)/Losses.    The line item entitled "Foreign currency transaction (gains)/losses, net" is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. In 2012, we recognized a loss of $2.5 million related to foreign currency transactions, compared to a $4.9 million gain in 2011, primarily due to a $4.3 million loss in the first quarter of 2012 as a result of large currency fluctuations and an increase in international business. We implemented a foreign currency hedging strategy in the second quarter of 2012. As a result of this strategy, we were able to reduce the impacts of foreign currency fluctuations on our financial statements.

        Income tax (benefit) expense.    During the year ended December 31, 2012, income tax expense decreased $9.7 million resulting in a 7.7% decrease in effective tax rate compared to the same period in 2011, which was primarily due to a reversal of certain tax provisions and the release of certain valuation allowances associated with deferred tax assets. Our effective tax rate of 9.8% for the year ended December 31, 2012 differed from the federal U.S. statutory rate primarily because of the above mentioned releases as well as differences between income tax rates between U.S. and foreign jurisdictions.

Presentation of Reportable Segments

        During the first quarter of 2013, we adjusted our operating segment structure for internal reports reviewed by the chief operating decision maker ("CODM") by presenting Japan separate from the Asia Pacific segment. This change was made due to recurring amounts of substantial business activity as well as the macroeconomic environment within Japan, which resulted in the need for a regular review of Japan operating results by management and the CODM in order to better evaluate performance and allocate resources for the consolidated business. Segment information for all periods presented has been reclassified to conform to the fiscal 2013 presentation.

        As a result of the changes discussed above, we have four reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, Japan and Europe. We also have an "Other businesses" category which aggregates insignificant operating segments that do not meet the reportable segment threshold and represent manufacturing operations located in Mexico, Italy and Asia. The composition of our reportable operating segments is consistent with that used by our CODM to evaluate performance and allocate resources.

        Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories to external customers as well as intersegment sales. Revenues of the "Other businesses" category are primarily made up of intersegment sales. The remaining revenues for the "Other businesses" represent non-footwear product sales to external customers. Intersegment sales are not included in the measurement of segment operating income or regularly reviewed by the CODM and are eliminated when deriving total consolidated revenues.

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

Comparison of the Years Ended December 31, 2013 and 2012 by Segment

        The following tables set forth information related to our reportable operating business segments for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Change		Constant Currency Change(4)
($ thousands)	2013	2012	$	%	$	%
Revenues:
Americas	$498,552	$495,852	$2,700	0.5%	$6,488	1.3%
Asia Pacific	342,752	292,846	49,906	17.0	49,328	16.8
Japan	134,863	164,565	(29,702)	(18.0)	453	0.3
Europe	216,259	169,464	46,795	27.6	42,544	25.1

Total segment revenues	1,192,426	1,122,727	69,699	6.2	98,813	8.8
Other businesses	254	574	(320)	(55.7)	(325)	(56.6)

Total consolidated revenues	$1,192,680	$1,123,301	$69,379	6.2%	$98,488	8.8%

Operating income (loss):
Americas	$61,894	$85,538	$(23,644)	(27.6)%	$(24,364)	(28.5)%
Asia Pacific	80,693	74,535	6,158	8.3	5,419	7.3
Japan	37,560	66,293	(28,733)	(43.3)	(20,324)	(30.7)
Europe	16,192	21,678	(5,486)	(25.3)	(5,359)	(24.7)

Total segment operating income	196,339	248,044	(51,705)	(20.8)	(44,628)	(18.0)
Other businesses(1)	(20,811)	(10,805)	(10,006)	92.6	(9,756)	90.3
Intersegment eliminations	61	60	1	1.7	1	0.9
Unallocated corporate and other(2)	(112,494)	(91,125)	(21,369)	23.5	(21,242)	23.3

Total consolidated operating income(3)	$63,095	$146,174	$(83,079)	(56.8)%	$(75,625)	(51.7)%

Foreign currency transaction losses, net	4,678	2,500	2,178	87.1
Interest income	(2,432)	(1,697)	(735)	43.3
Interest expense	1,016	837	179	21.4
Other income, net	(126)	(1,014)	888	(87.6)

Income before income taxes	$59,959	$145,548	$(85,589)	(58.8)%

(1)
During the year ended December 31, 2013, operating losses of Other businesses increased $10.0 million compared to 2012, primarily due to a $9.7 million decrease in gross margin as a result of increased cost of sales and a $0.3 million increase in selling, general and administrative expenses.

(2)
Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the year ended December 31, 2013, operating losses of Unallocated corporate and other expenses increased $21.4 million compared to 2012, primarily due to a $23.0 million increase in selling, general and administrative costs as a result of increased labor charges including variable and stock compensation as well as the normalization of 2012 headcount increases and increased professional services expenses related to the implementation of our ERP system. This increase of selling, general and administrative expenses was partially offset by a $1.6 million decrease in cost of sales primarily related to decreases in variable overhead and freight expenses.

(3)
Please refer to our Results of Operations to reconcile total consolidated operating income to net income as segment information does not have an effect on values below total consolidated operating income.

(4)
Reflects year-over-year change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

        Americas Operating Segment.    During the year ended December 31, 2013, revenues from our Americas segment increased $2.7 million, or 0.5%, compared to 2012 primarily due to a 5.0% increase in average footwear selling price. This increase was partially offset by a 2.6% decrease in footwear units sold and $3.8 million unfavorable impact from foreign currency fluctuations driven by weakening of the Brazilian Real against the U.S. Dollar. During the year ended December 31, 2013, revenue growth for the region was realized primarily in the retail channel which increased $6.2 million, or 3.2%, and in the wholesale channel which increased $3.1 million, or 1.3% compared to 2012. The increase in retail channel revenue is predominately driven by the disciplined expansion of our retail presence, which included the opening of 17 company-operated stores (net of closures) during the year. Despite the advancement of our retail presence in the Americas segment and increased retail channel revenues, we experienced a decrease in comparable store sales of 5.8% on a constant currency basis. This decrease was primarily the result of weakness in consumer confidence in the region as lingering effects of recessionary traffic and spending continue to impact retail markets. Despite the slight increase in wholesale channel revenues on a year-over-year basis, we continue to face challenges in the region due to lower than anticipated at-once sales as a result of wholesale accounts remaining lean on inventory. In addition, we were impacted by economic and market conditions in Latin America as our revenue was constrained due to import restrictions and lower market demand. These increases in retail and wholesale channel revenues during the year ended December 31, 2013 were partially offset by our internet channel which decreased $6.6 million, or 10.5%, compared to 2012. This decrease was attributable to decreased internet traffic and conversion rates throughout the year. During the year ended December 31, 2013, segment operating income decreased $23.6 million, or 27.6%, compared to 2012 driven predominately by:

  (i)
  a $18.4 million, or 11.3%, increase in selling, general and administrative expenses as a result of the continued expansion of our retail channel, increased marketing efforts and a non-recurring net expense of $6.1 million related to the resolution of a statutory tax audit in Brazil;

  (ii)
  retail asset impairment charges of $3.9 million related to certain underperforming locations;

  (iii)
  a non-recurring write-off of $3.4 million related to obsolete inventory including raw materials, footwear and other accessories; and

  (iv)
  a decrease in segment gross margins of 1.6%, or 80 basis points.

        Partially offsetting this decrease were the revenue increases noted above and a $0.7 million favorable impact from foreign currency fluctuations.

        Asia Pacific Operating Segment.    During the year ended December 31, 2013, revenues from our Asia Pacific segment increased $49.9 million, or 17.0%, compared to 2012 primarily due to a 14.1% increase in footwear units sold, a 3.0% increase in average footwear selling price and a $0.6 million favorable impact from foreign currency fluctuations. Although our leading footwear model in terms of sales in the Asia Pacific region continues to be our traditional clog, the increase in footwear units sold and average footwear selling price was driven mainly through other footwear styles such as our mary-jane, flip-flop and loafer. During the year ended December 31, 2013, we realized revenue growth for the region in all three channels compared to 2012. Our wholesale channel revenue increased $31.8 million, or 17.6%, primarily due to the expansion of our wholesale doors and the continued

support from existing customers. Our direct-to-consumer channel revenues increased $18.1 million, or 16.2%, primarily due to our continued focus on and the disciplined expansion of our retail channel as we opened 35 company-operated stores (net of store closures) during the year combined with an increase in comparable store sales of 6.9% on a constant currency basis. During the year ended December 31, 2013, segment operating income increased $6.2 million, or 8.3%, compared to 2012 driven predominately by the revenue increases noted above and a $0.7 million favorable impact from foreign currency fluctuations. Partially offsetting this increase were the following:

  (i)
  a $21.2 million, or 20.5%, increase in selling, general and administrative expenses as a result of the continued expansion of our retail channel, increased salaries and wages as we added approximately 40 full-time employees to our growing Asia Pacific business and increased marketing efforts;

  (ii)
  retail asset impairment charges of $0.2 million related to certain underperforming locations; and

  (iii)
  a decrease in segment gross margins of 1.3%, or 80 basis points.

        Japan Operating Segment.    During the year ended December 31, 2013, revenues from our Japan segment decreased $29.7 million, or 18.0%, compared to 2012 primarily due to $30.2 million unfavorable impact from foreign currency fluctuations as a result of recent decreases in the value of the Japanese Yen to the U.S. Dollar stemming from political and macroeconomic challenges in the region, which led to a 21.0% decrease in footwear selling price. This decrease was partially offset by a 4.8% increase in footwear units sold. During the year ended December 31, 2013, revenue underperformance was realized primarily in the wholesale channel which decreased $27.0 million, or 23.0%, compared to 2012. This decrease was mainly due to a soft wholesale market and slow sell-through of inventory as a result of macroeconomic declines. Our direct-to-consumer channel revenues decreased $2.7 million, or 5.8%, primarily due to a decrease in comparable store sales growth of 15.0% on a constant currency basis. Despite current macroeconomic conditions in Japan, we continue to expand our retail channel in the region as we opened nine company-operated stores (net of store closures) during the year in anticipation of an economic recovery. During the year ended December 31, 2013, segment operating income decreased $28.7 million, or 43.3%, compared to 2012 driven predominately by a the revenue decreases noted above, a $8.4 million unfavorable impact from foreign currency fluctuations and a decrease in segment gross margins of 12.6%, or 800 basis points. Partially offsetting this decrease was a $0.9 million, or 2.3%, decrease in selling, general and administrative expenses.

        Europe Operating Segment.    During the year ended December 31, 2013, revenues from our Europe segment increased $46.8 million, or 27.6%, compared to 2012 primarily due to a 41.9% increase in footwear units sold and a $4.3 million favorable impact from foreign currency fluctuations driven by strengthening of the Euro against the U.S. Dollar. This increase was partially offset by a 9.9% decrease in average footwear selling price. Our traditional clog continues to generate the majority of our footwear sales in Europe, making up approximately 70.3% of total footwear unit sales during the year; however, we did experience marked improvement in the sales of other footwear models during the year including boots and flip-flops. During the year ended December 31, 2013, we realized revenue growth for the region in all three channels compared to 2012 as we experienced noticeable improvement in the macroeconomic environment in Europe. Our retail channel revenue increased $23.5 million, or 66.9%, primarily due to our continued focus on and the disciplined expansion of our retail channel as we opened 21 company-operated stores (net of store closures) during the year combined with an increase in comparable store sales growth of 2.4% on a constant currency basis. Our wholesale channel revenue increased $20.3 million, or 18.3%, primarily due to the expansion in our number of wholesale doors leading to improved backlog sales and at-once orders. Our internet channel revenue increased $3.1 million, or 13.1%, primarily due to increased internet traffic and our promotional focus. During the year ended December 31, 2013, segment operating income decreased $5.5 million, or 25.3%, compared to 2012 driven predominately by:

  (i)
  a $26.8 million, or 41.5%, increase in selling, general and administrative expenses as a result of the continued expansion of our retail channel and a non-recurring legal contingency accrual of $5.7 million related to on-going litigation;

  (ii)
  retail asset impairment charges of $6.9 million related to certain underperforming locations;

  (iii)
  a goodwill impairment charge of $0.3 million related to our acquisition of Benelux in 2012; and

  (iv)
  a $0.1 million unfavorable impact from foreign currency fluctuations.

        Partially offsetting this decrease were the revenue increases noted above and an increase in segment gross margins of 3.9%, or 200 basis points.

Comparison of the Years Ended December 31, 2012 and 2011 by Segment

        The following tables set forth information related to our reportable operating business segments for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Change		Constant Currency Change(4)
($ thousands)	2012	2011	$	%	$	%
Revenues:
Americas	$495,852	$448,077	$47,775	10.7%	$52,680	11.8%
Asia Pacific	292,846	226,961	65,885	29.0	66,452	29.3
Japan	164,565	154,805	9,760	6.3	10,124	6.5
Europe	169,464	170,869	(1,405)	(0.8)	10,762	6.3

Total segment revenues	1,122,727	1,000,712	122,015	12.2	140,018	14.0
Other businesses	574	191	383	200.5	406	212.6

Total consolidated revenues	$1,123,301	$1,000,903	$122,398	12.2%	$140,424	14.0%

Operating income (loss):
Americas	$85,538	$70,532	$15,006	21.3%	$14,962	21.2%
Asia Pacific	74,535	52,872	21,663	41.0	21,412	40.5
Japan	66,293	71,046	(4,753)	(6.7)	(4,711)	(6.6)
Europe	21,678	37,106	(15,428)	(41.6)	(12,137)	(32.7)

Total segment operating income	248,044	231,556	16,488	7.1	19,526	8.4
Other businesses(1)	(10,805)	(14,128)	3,323	(23.5)	3,235	(22.9)
Intersegment eliminations	60	66	(6)	(9.1)	(16)	(23.6)
Unallocated corporate and other(2)	(91,125)	(86,415)	(4,709)	5.5	(4,785)	5.5

Total consolidated operating income(3)	$146,174	$131,079	$15,095	11.5%	$17,960	13.7%

Foreign currency transaction (gains) losses, net	2,500	(4,886)	7,386	(151.2)
Interest income	(1,697)	(957)	(740)	77.3
Interest expense	837	853	(16)	(1.9)
Other income, net	(1,014)	(621)	(393)	63.3

Income before income taxes	$145,548	$136,690	$8,858	6.5%

(1)
During the year ended December 31, 2012, operating losses of Other businesses decreased $3.3 million compared to 2011 primarily due to a $2.5 million increase in gross margin and a $0.8 million decrease in selling, general and administrative expenses.

(2)
Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the year ended December 31, 2012, Unallocated corporate and other expenses increased $4.7 million compared to 2011, primarily due to a $3.3 million increase in cost of sales and a $2.0 million increase in selling, general, and administrative costs due to higher corporate headcount partially offset by a decrease of $0.5 million in asset impairments and a decrease of $0.1 million in charitable contributions..

(3)
Please refer to our Results of Operations to reconcile total consolidated operating income to net income as segment information does not have an effect on values below total consolidated operating income.

(4)
Reflects year-over-year change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Non-GAAP Financial Measures" below for more information.

        Americas Operating Segment.    During the year ended December 31, 2012, revenues from our Americas segment increased $47.8 million, or 10.7%, compared to 2011 primarily due to a 4.3% increase in footwear units sold and a 5.8% increase in average footwear selling price partially offset by a $4.9 million unfavorable impact from foreign currency fluctuations. Revenue growth for the region was realized primarily in our retail channel which increased $21.9 million, or 12.5%, and in our wholesale channel which increased $21.9 million, or 10.2%. We continued to focus on the disciplined expansion of our retail channel by opening 22 full price stores (net of store closures) and 15 outlet stores (net of store closures) in 2012, offset by the closing of 35 underperforming kiosk locations (net of store closures). Segment operating income increased by $15.0 million, or 21.3%, compared to 2011 driven mainly by the revenue increase and a slight increase in segment gross margin of approximately 2.2%, or 110 basis points, which was largely offset by a $12.5 million, or 8.3%, increase in selling, general and administrative expenses resulting from the continued expansion of the retail channel.

        Asia Pacific Operating Segment.    During the year ended December 31, 2012, revenues from our Asia Pacific segment increased $65.9 million, or 29.0%, compared to 2011 primarily due to a 17.5% increase in footwear units sold and a 10.0% increase in average footwear selling price partially offset by a $0.6 million unfavorable impact from foreign currency fluctuations. During the year ended December 31, 2012, revenue growth for the region was realized in all three channels compared to the same period in 2012 as we retained strong support from our wholesale channel customers, continued to focus on disciplined expansion of our retail channel and continued to implement new, consumer-friendly webstores in various countries in our internet channel. Wholesale channel revenue increased $36.5 million, or 25.3%, retail channel revenue increased $25.8 million, or 32.7%, and internet channel revenue increased $3.6 million, or 100.4%. During the year ended December 31, 2012, we opened 27 company-operated stores (net of store closures) in our Asia Pacific region compared to 2011. Segment operating income increased $21.7 million, or 41.0%, compared to 2011 primarily due to the increase in revenues, a slight increase in segment gross margin of approximately 1.7%, or 100 basis points, and a $0.3 million favorable net impact from foreign currency fluctuations on operating income. This increase was partially offset by a $20.7 million, or 25.1%, increase in selling, general and administrative expenses resulting from the continued expansion of the retail channel.

        Japan Operating Segment.    During the year ended December 31, 2012, revenues from our Japan segment increased $9.8 million, or 6.3%, compared to 2011 primarily due to a 9.4% increase in footwear units sold. This increase was partially offset by a 2.0% decrease in average footwear selling price and a $0.4 million unfavorable impact from foreign currency fluctuations due to recent decreases in value of the Japanese Yen to the U.S. Dollar. During the year ended December 31, 2012, revenue growth for the region was realized in all three channels compared to the same period in 2011. Retail channel revenue increased $5.6 million, 17.2%, wholesale channel revenue increased $2.8 million, or 2.4%, and internet channel revenue increased $1.4 million, or 18.4%. During the year ended December 31, 2012, we opened 16 company-operated stores in our Japan region compared to the same period in 2011. Segment operating income decreased $4.8 million, or 6.7%, compared to 2011 primarily due to a $6.9 million, or 22.1%, increase in selling, general and administrative expenses resulting from the continued expansion of the retail channel and a decrease in segment gross margin of approximately 3.9%, or 260 basis points. This decrease was partially offset by the increase in revenues mentioned above.

        Europe Operating Segment.    During the year ended December 31, 2012, revenues from the Europe segment decreased $1.4 million, or 0.8%, compared to 2011 primarily due to an 11.3% decrease in footwear units sold and a $12.2 million unfavorable impact from foreign currency fluctuations partially offset by a 13.4% increase in average footwear selling price. A decrease of $14.0 million, or 11.2%, in wholesale channel revenue and a decrease of $2.2 million, or 8.7%, in internet channel revenue drove the decline in total segment revenues which was primarily due to the decrease in footwear units sold and unfavorable impact of foreign currency fluctuations as a result of challenging macroeconomic conditions in Europe. The wholesale and internet channel revenue decreases were partially offset by a revenue increase of $14.9 million, or 73.8%, in the retail channel as we opened 62 stores (net of store closures) in 2012 including 44 full price stores (net of store closures), 14 outlet stores (net of store closures) and 4 kiosk locations (net of store closures). Segment operating income decreased by $15.4 million, or 41.6%, compared to 2011 driven mainly by decreased revenues, an increase of $14.3 million, or 28.4%, in selling, general, and administrative expenses resulting from the continued expansion of the retail channel, a $3.3 million unfavorable net impact from foreign currency fluctuations on operating income, and a slight decrease in segment gross margin of approximately 0.4%, or 20 basis points.

Non-GAAP Financial Measures

        In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we present current period results below in 'adjusted results of operations', which is a non-GAAP financial measure. Adjusted results of operations exclude the impact of items that management believes are non-recurring, unusual and infrequent charges that affected our consolidated statements of operations in the periods presented.

        We also present certain information related to our current period results of operations in this Item 2 through "constant currency", which is a non-GAAP financial measure and should be viewed as a supplement to our results of operations and presentation of reportable segments under U.S. GAAP. Constant currency represents current period results that have been restated using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

        Management uses adjusted results of operations and constant currency figures to assist in comparing business trends from period to period on a consistent basis without regard to the impact of non-recurring, unusual and infrequent items and foreign exchange rate fluctuations and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that these non-GAAP measures are used by, and are useful to, investors and other users of our financial statements in evaluating operating performance by providing better comparability between reporting periods because they provide an additional tool to evaluate our performance without regard to foreign currency fluctuations and non-recurring items that may not be indicative of overall business trends. They also provide a better baseline for analyzing trends in our operations. We do not suggest that investors should consider these non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.

        The following table is a reconciliation of our results of operations, the most directly comparable U.S. GAAP measures, to non-GAAP adjusted results of operations:

	Year Ended December 31,
	2013						2012
		Non-Recurring, Unusual and Infrequent Charges						Non-Recurring, Unusual and Infrequent Charges
($ thousands, except per share data)	GAAP	Cash		Non-Cash		Non-GAAP	GAAP	Cash		Non-Cash		Non-GAAP
Revenues	$1,192,680	$		$		$1,192,680	$1,123,301	$		$		$1,123,301
Cost of sales	569,482						515,324
Inventory write-down(1)			—		(3,419)	(3,419)			—		—	—
Contingency accruals(2)			—		—	—			—		(3,704)	(3,704)

Cost of sales			—		(3,419)	566,063			—		(3,704)	511,620

Gross profit	623,198					626,617	607,977					611,681
Gross margin	52.3%					52.5%	54.1%					54.5%
Selling, general and administrative expenses ("SG&A")	549,154						460,393
Brazil tax credits(3)			(6,094)		—	(6,094)			—		—	—
New ERP implementation(4)			(5,902)		—	(5,902)			(870)		—	(870)
Contingency accruals(2)			—		(5,714)	(5,714)			—		(2,200)	(2,200)
Depreciation and amortization(5)			—		(2,991)	(2,991)			—		(903)	(903)
Blackstone deal and cash repatriation(6)			(1,091)		—	(1,091)			—		—	—
Management turnover benefit(7)			—		625	625			—		—	—

SG&A			(13,087)		(8,080)	527,987			(870)		(3,103)	456,420

SG&A as a percentage of revenues	46.0%					44.3%	41.0%					40.6%
Asset impairment charges	10,949						1,410
Retail asset impairment charges(8)			—		(10,610)	(10,610)			—		(1,410)	(1,410)
Goodwill impairment charges(9)			—		(339)	(339)			—		—	—

Asset impairment charges			—		(10,949)	—			—		(1,410)	—

Income from operations	63,095					98,630	146,174					155,261
Foreign currency transaction losses, net	4,678		—		—	4,678	2,500		—		—	2,500
Interest income	(2,432)		—		—	(2,432)	(1,697)		—		—	(1,697)
Interest expense	1,016		—		—	1,016	837		—		—	837
Other income, net	(126)		—		—	(126)	(1,014)		—		—	(1,014)

Income before income taxes	59,959		—		—	95,494	145,548		—		—	154,635
Income tax expense(10)	49,539		(1,000)		(25,831)	22,708	14,205		—		11,368	25,573

Net income	$10,420		$(14,087)		$(48,279)	$72,786	$131,343		$(870)		$3,151	$129,062

Net income per common share:
Basic	$0.12						$1.46

Diluted	$0.12					$0.82	$1.44					$1.42

(1)
This relates to a write-off of obsolete inventory including raw materials, footwear and accessories.

(2)
This represents legal and customs contingency accruals during the year ended December 31, 2013 and 2012 of which $5.7 million and $2.2 million, respectively, was recorded in selling, general and administrative expenses and $0.0 million and $3.7 million, respectively, was recorded in cost of sales.

(3)
This represents a net expense related to the resolution of a statutory tax audit in Brazil.

(4)
This represents operating expenses related to the implementation of our new ERP system.

(5)
This represents the add-back of accelerated depreciation and amortization on tangible and intangible items related to our current ERP system and supporting platforms that will no longer be utilized once the implementation of a new ERP is complete.

(6)
This is related to our recent investment agreement with Blackstone, which includes professional service fees associated with the transaction and our cash repatriation activities.

(7)
This is related to benefits recognized by the Company due to the cancellation of stock awards associated with the resignation of our Chief Executive Officer.

(8)
This represents retail asset impairment charges for certain underperforming locations in our Americas, Asia Pacific and Europe segments.

(9)
This is related to a portion of our Crocs Benelux B.V. business purchased by our Crocs Stores B.V. subsidiary in July 2012.

(10)
These represent the add-back of certain income tax expenses (benefits). The three months and year-ended December 31, 2013 includes a non-recurring tax expense related to our cash repatriation strategy as well as a valuation allowance adjustment. The year-ended December 31, 2012 includes a non-recurring tax benefit of $11.4 million related to the reversal of reserves for specific uncertain tax positions and the release of certain valuation allowances associated with deferred tax assets.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents at December 31, 2013 increased 7.7% to $317.1 million compared to $294.3 million at December 31, 2012. The cash and cash equivalents balance has fluctuated throughout the year due in part to typical seasonal changes in working capital requirements. Cash outflows consist of strategic reinvestments of excess cash into the business, including $68.8 million in net capital spending primarily related to our ERP system implementation and global retail expansion and a $12.5 million repurchase of stock associated with board authorized repurchases (further discussed below). Cash inflows were primarily sourced from operating income and net proceeds from bank borrowings related to the implementation of our ERP system.

        We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we issued Series A Convertible Preferred Stock ("Series A Preferred Stock") to Blackstone Capital Partners VI L.P. ("Blackstone") on January 27, 2014 for net proceeds of approximately $182.2 million (see Sale of Preferred Stock below), we have a revolving credit facility with a syndicate of lenders, including PNC Bank, National Association ("PNC"), which currently provides us with up to $100.0 million in borrowing capacity and matures in December 2017 (see Revolving Credit Facility below) and we have the ability to finance portions of our ERP system implementation through PNC Equipment Finance, LLC ("PNC Equipment") (see Long Term Bank Borrowings below). Additional future financing may be necessary and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Sale of Preferred Stock

        On December 28, 2013, we entered into, and on January 27, 2014, we closed on an investment agreement with Blackstone, which resulted in approximately $182.2 million of proceeds, which is net of related expenses, in exchange for 200,000 shares of the Company's Series A Preferred Stock, par value $0.001 per share, with an aggregate stated value of $200.0 million, or $1000 per share, and an aggregate purchase price of $198.0 million, or $990 per share.

        The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. Holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum as well as any dividends declared or paid on common stock and are entitled to vote together with the holders of common stock on an as-converted basis. Pursuant to the Investment Agreement, the Series A Preferred Stock is subject to several different conversion features as well as redemption rights, which are at the option of the holder, the Company or contingent events. The conversion rate is subject to customary anti-dilution and other adjustments subject to certain share caps and other restrictions.

        We intend to use the net proceeds of the transactions, as well as excess cash, to fund the previously announced $350.0 million stock repurchase authorization approved by the board of directors. The Blackstone investment represented approximately 13.5% ownership of the Company as of

January 31, 2014. The Company believes this investment provides an opportunity to drive shareholder value and refine the strategic direction of the business.

Stock Repurchase Plan Authorizations

        We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock.

        On December 26, 2013, the Board approved the repurchase of up to $350.0 million of our common stock. This replaced any of the Company's existing stock repurchase authorizations. The number, price, structure and timing of the repurchases, if any, will be at the Company's sole discretion and future repurchases will be evaluated by the Company depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify or terminate the repurchase program at any time without prior notice.

        During the three months ended December 31, 2013, we did not repurchase any shares. During the year ended December 31, 2013, we repurchased approximately 0.8 million shares at an average price of $14.99 for an aggregate price of approximately $12.5 million excluding related commission charges, under a publicly-announced repurchase plan.

        As of December 31, 2013, subject to certain restrictions on repurchases under our revolving credit facility, we had $350.0 million of our common shares available for repurchase under previously announced repurchase authorizations.

Revolving Credit Facility

        On September 25, 2009, we entered into a Revolving Credit and Security Agreement, as amended, with the lenders named therein and PNC Bank, National Association ("PNC"), as a lender and administrative agent for the lenders. On December 16, 2011 and June 12, 2013, we entered into our first and second amendments, respectively, to the Revolving Credit and Security Agreement (collectively, the "Amended and Restated Credit Agreement").

        On December 27, 2013, we entered into the Third Amendment to Amended and Restated Credit Agreement (the "Third Amendment"), pursuant to which certain terms of the Amended and Restated Credit Agreement were amended. The Third Amendment, among other things, (i) allows for the payment of dividends on the Series A Preferred Stock, (ii) permits the Company to have greater flexibility to repurchase its Common Stock, (iii) decreases the maximum leverage ratio from 3.50 to 1.00 to 3.25 to 1.00, and (iv) amends certain definitions of the financial covenants to become more favorable to the Company.

        The Credit Agreement enables us to borrow up to $100.0 million, with the ability to increase commitments to up to $125 million subject to certain conditions, and is currently set to mature on December 16, 2017. The Credit Agreement is available for working capital, capital expenditures, permitted acquisitions, reimbursement of drawings under letters of credit, and permitted dividends, distributions, purchases, redemptions and retirements of equity interests. Borrowings under the Credit Agreement are secured by all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and intellectual property. Borrowings under the Credit Agreement bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC's prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions.

The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to LIBOR rate loans. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $20.0 million. The Credit Agreement contains provisions requiring us to maintain compliance with certain restrictive and financial covenants.

        As of December 31, 2013 and 2012, we had no outstanding borrowings under the Credit Agreement. As of each of December 31, 2013 and 2012, we had issued and outstanding letters of credit of $7.2 million, which were reserved against the borrowing base under the terms of the Credit Agreement. During the years ended December 31, 2013, 2012 and 2011, we capitalized $0.1 million, $0.5 million and $0.4 million, respectively, in fees and third party costs which were incurred in connection with the Credit Agreement, as deferred financing costs. As of December 31, 2013, we were in compliance with all restrictive financial and other covenants under the Credit Agreement.

Long-term Bank Borrowings

        On December 10, 2012, we entered into a Master Installment Payment Agreement ("Master IPA") with PNC Bank National Association ("PNC") in which PNC will finance the Company's purchase of software and services, which may include but are not limited to third party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. This agreement was entered into to finance the recent implementation of a new enterprise resource planning ("ERP") system which began in October 2012 and is estimated to continue through late 2014. The terms of the agreement consist of variable interest rates and payment terms based on amounts borrowed and timing of activity throughout the implementation of the ERP system.

        As of December 31, 2013 and 2012, we had $16.8 million and $6.6 million, respectively, of long-term debt outstanding under five and one separate notes payable, respectively, of which $5.1 million and $2.0 million, respectively, represent current installments. As of December 31, 2013, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the entity, all interest expense incurred under the arrangement has been capitalized to the consolidated balance sheets until the assets are ready for intended use and will be amortized over the useful life of the software upon that date. During the year ended December 31, 2013, we capitalized $0.3 million in interest expense related to this debt arrangement to the consolidated balance sheets. Interest rates and payment terms are subject to changes as further financing occurs under the Master IPA.

Working Capital

        As of December 31, 2013, accounts receivable increased $12.1 million, or 13.1%, to $104.4 million when compared to December 31, 2012, which is primarily the result of higher sales year-over-year. This increase was partially offset by increased efficiency in our accounts receivable and collections departments. Inventories decreased $2.5 million, or 1.5%, to $162.3 million as of December 31, 2013 when compared to December 31, 2012, as we conservatively managed unit inventory and the flow product towards the end of the year.

Capital Assets

        During the year ended December 31, 2013, net capital expenditures acquired, inclusive of intangible assets, increased to $72.7 million compared to $59.5 million during the same period in 2012 primarily due to increased capitalization of our ERP implementation costs and further leasehold improvements related to our retail store expansion.

        We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $275.8 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores; however, we plan to reduce our overall retail expansion in 2014. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

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

        We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested; however, our board of directors recently approved a foreign cash repatriation strategy which is intended to, along with net cash proceeds received from the recent Blackstone investment, substantially fund our previously announced $350.0 million stock repurchase authorization. As part of this strategy, we intend to repatriate approximately $165.0 million of foreign cash by the end of 2014, of which $65.0 million was repatriated during the three months ended December 31, 2013 and we expect the remaining $100.0 million will be repatriated by the end of 2014. Not including amounts previously accrued, we anticipate the aggregate tax impact of our repatriation strategy to be approximately $11.7 million, which was charged against the consolidated statement of operations at December 31, 2013.

        Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of December 31, 2013, we held $252.3 million of our total $317.1 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $252.3 million, $15.3 million could potentially be restricted, as described above. If the remaining $237.0 million were to be immediately repatriated to the U.S., we would be required to incur approximately $36.3 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations

        In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.8 million as of December 31, 2013), through a letter of credit that was issued to Finproject S.r.l.

        The following table summarizes aggregate information about our significant contractual cash obligations as of December 31, 2013:

	Payments due by period
($ thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations(1)	$412,434	$83,831	$119,661	$72,311	$136,631
Inventory purchase obligations with third party manufacturers(2)	172,311	172,311	—	—	—
Other contracts(3)	37,303	11,775	17,002	8,526	—
Estimated liability for uncertain tax positions(4)	6,376	—	6,376	—	—
Debt obligations(5)(8)	17,559	5,525	10,405	1,629	—
Minimum licensing royalties(6)	7,789	3,754	2,135	1,900	—
Capital lease obligations(7)(8)	101	67	33	1	—

Total	$653,873	$277,263	$155,612	$84,367	$136,631

(1)
Our operating lease obligations consist of leases for retail stores, offices, warehouses, vehicles, and equipment expiring at various dates through 2033. This balance represents the minimum cash commitment under contract to various third-parties for operating lease obligations including the effect of rent escalation clauses and deferred rent. This balance does not include certain contingent rent clauses that may require additional rental amounts based on sales volume, inventories, etc. as these amounts are not determinable for future periods.

(2)
Our inventory purchase obligations with third party manufacturers consist of open purchase orders for footwear products. All purchase obligations with third party manufacturers are expected to be paid within one year.

(3)
Other contracts consist of various agreements with third-party providers primarily for IT renovation and maintenance in our Niwot, CO facility and global accounting services.

(4)
Our estimated liability for uncertain tax positions are unrecognized tax benefits taken in our income tax return that would reduce our effective tax rate, if recognized. As of December 31, 2013, we had gross unrecognized tax benefits recorded in non-current liabilities of $31.6 million and an additional $5.0 million in gross interest and penalties. Of the $31.6 million, we expect approximately $6.4 million to be paid within one to three years. Of the remaining $25.2 million uncertain tax liabilities, we are unable to make a reasonable estimate of the timing of payments in individual years and therefore, such amounts are not included in the contractual cash obligations table above.

(5)
We have entered into an agreement with PNC to finance the purchase of software and services related to the implementation of our new ERP system, which began in October 2012 and is expected to continue into late 2014. Our current debt obligations consist of five separate notes issued under the agreement, which bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. We will continue to finance the ERP implementation on an as needed basis through this agreement. Interest rates and payment terms are subject to change as further financing occurs.

(6)
Our minimum licensing royalties consist of usage-based payments for the right to use various licenses, trademarks and copyrights in the production of our footwear, apparel and accessories.

  Royalty obligations are based on minimum guarantees under contract; however, may include additional royalty obligations based on sales volume that are not determinable for future periods.

(7)
Our capital lease obligations consist of leases for office equipment expiring at various dates through 2016. This balance represents the minimum cash commitment under contract to various third-parties for capital lease obligations.

(8)
Amounts include anticipated interest payments.

Off-Balance Sheet Arrangements

        We had no material off balance sheet arrangements as of December 31, 2013.

Critical Accounting Policies and Estimates

General

        Our discussion and analysis of financial condition and results of operations, outside of discussions regarding constant currency and non-GAAP financial measures, is based on the consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion pertains to accounting policies management believes are most critical to the portrayal of our financial condition and results of operations that require management's most difficult, subjective or complex judgments.

        Reserves for Uncollectible Accounts Receivable.    We make ongoing estimates related to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. Our estimates are based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant non-recurring events and historical write-off experience. Specific provisions are recorded for individual receivables when we become aware of a customer's inability to meet its financial obligations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and we may experience changes in the amount of reserves we recognize for accounts receivable that we deem uncollectible. If the financial condition of some of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine that a smaller or larger reserve is appropriate, we would record a credit or a charge to selling, general and administrative expenses in the period in which we made such a determination.

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

        Inventory Valuation.    Inventories are valued at the lower of cost or market. Inventory cost is determined using the moving average cost method. At least annually, or more frequently if events and circumstances indicate fair value is less than carrying value, we evaluate our inventory for possible impairment using standard categories to classify inventory based on the degree to which we believe that the products may need to be discounted below cost to sell within a reasonable period. We base inventory fair value on several subjective and unobservable assumptions including estimated future demand and market conditions and other observable factors such as current sell-through of our products, recent changes in demand for our product, shifting demand between the products we offer, global and regional economic conditions, historical experience selling through liquidation and "off-price" channels and the amount of inventory on hand. If the estimated inventory fair value is less than its carrying value, the carrying value is adjusted to market value and the resulting impairment charge is recorded in cost of sales on the consolidated statements of operations. The ultimate results achieved in selling excess and discontinued products in future periods may differ significantly from management's fair value estimates. See Note 2—Inventories in the accompanying notes to the consolidated financial statements for additional information regarding inventory.

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

        Impairment of Goodwill & Intangible Assets.    Intangible assets with indefinite lives (i.e. goodwill) are evaluated for impairment when events or changes in circumstances indicate that the carrying value may not be fully recoverable and, at least, annually. Intangible assets that are determined to have definite lives, such as customer relationships, core technology, capitalized software, patents and non-compete agreements are amortized over their useful lives and are evaluated for impairment only when events or circumstances indicate a carrying value may not be fully recoverable. Recoverability is based on the estimated future discounted cash flows of an asset. If the asset is not supported on a discounted cash flow basis, the amount of impairment is measured as the difference between its carrying value and its fair value. Determination of the fair value of indefinite lived intangible assets involves a number of management assumptions including the expected future operating performance of our reporting units which may change in future periods due to technological changes, economic conditions, changes to our business operations, or the inability to meet business plans, among other things. The valuation is sensitive to the actual results of any of these uncertain factors which could be negatively affected and may result in additional impairment charges should the actual results differ from management's estimates. See Note 4—Goodwill & Intangible Assets, in the accompanying notes to the consolidated financial statements for additional information regarding our intangible assets.

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

        We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. Undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. We have operated under a specific plan for reinvestment of undistributed earnings of our foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions. Should we change our plans, we would be required to record a significant amount of deferred tax liabilities. We recognize interest and penalties related to unrecognized tax benefits within the "Income tax expense" line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. See Note 11—Income Taxes in the accompanying notes to the consolidated financial statements for additional information regarding our income taxes.

        Recent Accounting Pronouncements.    See Note 1—Organization and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements for recently adopted and issued accounting pronouncements.

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

        Borrowings under the revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC's prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the year ended December 31, 2013, the maximum daily amount borrowed under the revolving credit facility was $5.0 million and the average daily amount of borrowings outstanding was $0.1 million. As of December 31, 2013, there were no borrowings outstanding under the revolving credit facility. If the prevailing market interest rates relative to these borrowings increased by 10% during the year ended December 31, 2013, our interest expense would not have increased materially.

        We additionally hold cash equivalents including certificate of deposits, time deposits and money market funds. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of December, 2013, we held $37.9 million in cash equivalents subject to variable interest rates. If the prevailing market interest rates relative to these investments increased 10% during the year ended December 31, 2013, interest income would have increased by approximately $0.2 million.

Foreign Currency Exchange Risk

        As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. Dollars. Our ability to sell our products in foreign markets and the U.S. Dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. Dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase of 1% in value of the U.S. Dollar relative to foreign currencies would have decreased income before taxes during the year ended December 31, 2013 by approximately $1.4 million. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. Dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the impact of foreign exchange rate variances experienced during the years ended December 31, 2013 and 2012.

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

        The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at December 31, 2013 and 2012. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	December 31,
($ thousands)	2013	2012
Foreign currency exchange forward contracts by currency:
Japanese Yen	$ 68,707	$112,500
Euro	38,577	5,159
Singapore Dollar	28,225	—
Mexican Peso	18,350	11,400
Russian Ruble	17,588	—
Pound Sterling	15,487	8,742
South Korean Won	12,100	—
Australian Dollar	4,941	4,178
New Taiwan Dollar	3,463	—
Canadian Dollar	3,428	—
South African Rand	3,076	—
Indian Rupee	2,150	—
Hong Kong Dollar	1,844	—
Swedish Krona	1,615	—
New Zealand Dollar	943	1,137

Total notional value, net	$220,494	$143,116

Latest maturity date	December 2015	December 2015

ITEM 8.    Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data are as set forth in the index to consolidated financial statements on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013 (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria set forth in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

        We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the Company) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 25, 2014

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2013.

Code of Ethics

        We have a written code of ethics in place that applies to all our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our business code of conduct and ethics policy is available on our website: www.crocs.com. We are required to disclose certain changes to, or waivers from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating any change to, or waiver from, our business code of conduct and ethics policy as permitted by applicable SEC rules.

ITEM 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2013.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2013, with the exception of those items listed below.

Securities Authorized for Issuance under Equity Compensation Plans

        As shown in the table below, we reserved 4.1 million shares of common stock for future issuance on exercise of outstanding options and rights under equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options(2)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders(1)	4,070,819	$13.34	4,421,428
Equity compensation plans not approved by stockholders	—	—	—

Total	4,070,819	$13.34	4,421,428

(1)
On July 9, 2007, at the annual stockholders' meeting, our stockholders approved the 2007 Equity Incentive Plan (the "2007 Plan"), which previously had been approved by our board of directors and which became effective as of July 19, 2007. On June 28, 2011, our stockholders approved an amendment to the 2007 Plan to increase the number of shares of our common stock available for issuance from 9.0 million shares to 15.3 million shares, subject to adjustment for future stock splits, stock dividends and similar changes in our capitalization. On April 27, 2005, our board of directors adopted the 2005 Equity Incentive Plan (the "2005 Plan"). On January 10, 2006, our board of directors amended the 2005 Plan to increase the number of shares of our common stock available for issuance under the 2005 Plan from 11.7 million shares to 14.0 million shares. Following the adoption of the 2007 Plan, no additional grants were made under the 2005 Plan.

(2)
The weighted average exercise price of outstanding options pertains only to 2.1 million shares issuable on the exercise of outstanding options and rights.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2013.

ITEM 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2013.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(1)
Financial Statements

        The financial statements filed as part of this report are listed on the index to the consolidated financial statements on page F-1.

(2)
Financial Statement Schedules

        All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

(3)
Exhibit list

Exhibit Number		Description
3.1		Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).
3.1		Certificate of Amendment to Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 12, 2007).
3.2		Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).
3.3
Certificate of Designations of Series A Convertible Preferred Stock of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on January 27, 2014).
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
10.3	*	Amendment No. 1 to the 2005 Plan (incorporated herein by reference to Exhibit 10.2.2 to Crocs, Inc.'s Registration Statement on Form S-1/A, filed on January 19, 2006 (File No. 333-127526)).
10.4	*
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
10.11	*	Crocs, Inc. 2011 Board of Directors Compensation Plan.
10.12	*
Crocs, Inc. Amended and Restated 2007 Senior Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Crocs, Inc.'s Annual Report on Form 10-K, filed on March 17, 2009).
10.14	*	2008 Cash Incentive Plan (As Amended and Restated Effective June 4, 2012) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on June 7, 2012).
10.15	*
Crocs, Inc. 2007 Equity Incentive Plan (As Amended and Restated) (the "2007 Plan") (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 1, 2011).
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
10.19	*	Form of Restricted Stock Unit Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 1, 2011).
10.20	*
Employment Agreement, dated February 9, 2009, between Crocs, Inc. and John McCarvel (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on February 13, 2009).
10.21	*	Employment Agreement, dated May 18, 2009, between Crocs, Inc. and Daniel P. Hart (incorporated herein by reference to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on August 5, 2010).
10.22
Amended and Restated Credit Agreement, dated December 16, 2011, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders (the "Amended and Restated Credit Agreement") (incorporated herein by reference to Crocs, Inc.'s Current Report on Form 8-K, filed on December 19, 2011).

Exhibit Number		Description
10.23		First Amendment to the Amended and Restated Credit Agreement, dated December 10, 2012, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Crocs, Inc.'s Current Report on Form 8-K, filed on December 11, 2012).
10.24
Second Amendment to Amended and Restated Credit Agreement, dated June 12, 2013, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on July 30, 2013).
10.25
Third Amendment to Amended and Restated Credit Agreement, dated December 27, 2013, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 30, 2013).
10.26
Master Installment Payment Agreement, dated December 10, 2012, among Crocs, Inc. the lender named therein and PNC Bank National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.24 to Crocs, Inc.'s Annual Report on Form 10-K, filed on February 25, 2013).
10.27	*	Crocs, Inc. 2013 Change in Control Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on June 18, 2013).
10.28
Investment Agreement, dated December 28, 2013, between Crocs, Inc. and Blackstone Capital Partners VI L.P. (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 30, 2013).
10.29
First Amendment to Investment Agreement, dated January 27, 2014, between Crocs, Inc. and Blackstone Capital Partners VI L.P. (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on January 27, 2014).
10.29	*
Separation Agreement, dated December 27, 2013, between Crocs, Inc. and John P. McCarvel (incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 30, 2013).
10.30	*	Form Severance Agreement (incorporated herein by reference to Exhibit 10.4 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 30, 2013).
10.31		Registration Rights Agreement, dated January 27. 2014 (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on January 27, 2014).
21	†	Subsidiaries of the registrant.
23.1	†	Consent of Deloitte & Touche LLP.
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

Exhibit Number		Description
32	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema Document
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document

*
Compensatory plan or arrangement

†
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 25, 2014.

CROCS, INC. a Delaware Corporation
By:	/s/ JOHN P. MCCARVEL
	Name:	John P. McCarvel
	Title:	President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. MCCARVEL John P. McCarvel	President, Chief Executive Officer and Director	February 25, 2014
/s/ JEFFREY J. LASHER Jeffrey J. Lasher	Senior Vice President—Finance, Chief Financial Officer	February 25, 2014
/s/ RAYMOND D. CROGHAN Raymond D. Croghan	Director	February 25, 2014
/s/ RONALD L. FRASCH Ronald L. Frasch	Director	February 25, 2014
/s/ PETER A. JACOBI Peter A. Jacobi	Director	February 25, 2014
/s/ PRAKASH A. MELWANI Prakash A. Melwani	Director	February 25, 2014
/s/ GREGG S. RIBATT Gregg S. Ribatt	Director	February 25, 2014

Signature	Title	Date

/s/ THOMAS J. SMACH Thomas J. Smach	Chairman of the Board	February 25, 2014
/s/ DOREEN A. WRIGHT Doreen A. Wright	Director	February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

        We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crocs, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 25, 2014

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ thousands, except per share data)	2013	2012	2011
Revenues	$1,192,680	$1,123,301	$1,000,903
Cost of sales	569,482	515,324	464,493

Gross profit	623,198	607,977	536,410
Selling, general and administrative expenses	549,154	460,393	404,803
Asset impairment charges	10,949	1,410	528

Income from operations	63,095	146,174	131,079
Foreign currency transaction (gains) losses, net	4,678	2,500	(4,886)
Interest income	(2,432)	(1,697)	(957)
Interest expense	1,016	837	853
Other income, net	(126)	(1,014)	(621)

Income before income taxes	59,959	145,548	136,690
Income tax expense	49,539	14,205	23,902

Net income	$10,420	$131,343	$112,788

Net income per common share (Note 12):
Basic	$0.12	$1.46	$1.27

Diluted	$0.12	$1.44	$1.24

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 31,
($ thousands)	2013	2012	2011
Net income	$10,420	$131,343	$112,788
Other comprehensive income (loss):
Foreign currency translation	(5,335)	5,525	(16,031)
Reclassification of cumulative foreign exchange translation adjustments to net income, net of tax of $(3), $7 and $0, respectively	299	(658)	—

Total comprehensive income	$5,384	$136,210	$96,757

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
($ thousands, except number of shares)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$317,144	$294,348
Accounts receivable, net of allowances of $10,513 and $13,315, respectively	104,405	92,278
Inventories	162,341	164,804
Deferred tax assets, net	4,440	6,284
Income tax receivable	10,630	5,613
Other receivables	11,942	24,821
Prepaid expenses and other current assets	29,175	24,967

Total current assets	640,077	613,115
Property and equipment, net	86,971	82,241
Intangible assets, net	74,822	59,931
Deferred tax assets, net	19,628	34,112
Other assets	53,661	40,239

Total assets	$875,159	$829,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,450	$63,976
Accrued expenses and other current liabilities	97,111	81,371
Deferred tax liabilities, net	11,199	2,405
Income taxes payable	15,992	8,147
Current portion of long-term borrowings and capital lease obligations	5,176	2,039

Total current liabilities	186,928	157,938
Long term income tax payable	36,616	36,343
Long-term borrowings and capital lease obligations	11,670	4,596
Other liabilities	15,201	13,361

Total liabilities	250,415	212,238

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 91,662,656 and 88,450,203 shares issued and outstanding, respectively, at December 31, 2013 and 91,047,297 and 88,662,845 shares issued and outstanding, respectively, at December 31, 2012	92	91
Treasury stock, at cost, 3,212,453 and 2,384,452 shares, respectively	(55,964)	(44,214)
Additional paid-in capital	321,532	307,823
Retained earnings	344,432	334,012
Accumulated other comprehensive income	14,652	19,688

Total stockholders' equity	624,744	617,400

Total liabilities and stockholders' equity	$875,159	$829,638

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income	Total Stock Holders' Equity
					Additional Paid in Capital	Retained Earnings
($ thousands)	Shares	Amount	Shares	Amount
BALANCE—January 1, 2011	88,066	$88	535	$(22,008)	$277,293	$89,881	$30,852	$376,106
Amortization of stock compensation	—	—	—	—	8,928	—	—	8,928
Forfeitures	(149)	—	—	—	(435)	—	—	(435)
Exercises of stock options and issuance of restricted stock awards	1,912	2	(58)	2,739	8,173	—	—	10,914
Repurchase of common stock for tax withholding	(22)	—	22	(490)	—	—	—	(490)
Net income	—	—	—	—	—	112,788	—	112,788
Foreign currency translation	—	—	—	—	—	—	(16,031)	(16,031)

BALANCE—December 31, 2011	89,807	$90	499	$(19,759)	$293,959	$202,669	$14,821	$491,780
Amortization of stock compensation	—	—	—	—	11,764	—	—	11,764
Forfeitures	(43)	—	—	—	(493)	—	—	(493)
Exercises of stock options and issuance of restricted stock awards	783	1	(29)	1,112	2,593	—	—	3,706
Repurchase of common stock for tax withholding	—	—	30	(493)	—	—	—	(493)
Purchase of treasury stock	(1,884)	—	1,884	(25,074)	—	—	—	(25,074)
Net income	—	—	—	—	—	131,343	—	131,343
Foreign currency translation	—	—	—	—	—	—	5,525	5,525
Reclassification of cumulative foreign exchange translation adjustments to net income	—	—	—	—	—	—	(658)	(658)

BALANCE—December 31, 2012	88,663	$91	2,384	$(44,214)	$307,823	$334,012	$19,688	$617,400
Amortization of stock compensation	—	—	—	—	14,483	—	—	14,483
Forfeitures	(78)	—	—	—	(2,014)	—	—	(2,014)
Exercises of stock options and issuance of restricted stock awards	715	1	(22)	1,039	1,240	—	—	2,280
Repurchase of common stock for tax withholding	(16)	—	16	(256)	—	—	—	(256)
Purchase of treasury stock	(834)	—	834	(12,533)	—	—	—	(12,533)
Net income	—	—	—	—	—	10,420	—	10,420
Foreign currency translation	—	—	—	—	—	—	(5,335)	(5,335)
Reclassification of cumulative foreign exchange translation adjustments to net income	—	—	—	—	—	—	299	299

BALANCE—December 31, 2013	88,450	$92	3,212	$(55,964)	$321,532	$344,432	$14,652	$624,744

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$10,420	$131,343	112,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,506	36,694	37,263
Unrealized (gain) loss on foreign exchange, net	(6,420)	13,928	(11,892)
Deferred income taxes	23,536	(2,981)	(819)
Asset impairment charges	10,949	1,410	528
Provision for (recovery of) doubtful accounts, net	1,930	2,166	(383)
Share-based compensation	11,871	11,321	8,550
Inventory write-down charges	3,419	—	—
Other non-cash items	1,193	1,725	1,845
Changes in operating assets and liabilities:
Accounts receivable	(17,166)	(9,475)	(23,278)
Inventories	(5,274)	(35,493)	(13,328)
Prepaid expenses and other assets	(4,225)	(25,490)	(17,598)
Accounts payable	(5,740)	99	30,314
Accrued expenses and other liabilities	14,256	8,016	19,922
Accrued restructuring	—	—	(439)
Income taxes	3,209	(4,907)	(1,097)

Cash provided by operating activities	83,464	128,356	142,376
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(40,424)	(39,762)	(27,718)
Proceeds from disposal of property and equipment	250	2,216	319
Cash paid for intangible assets	(28,404)	(21,074)	(13,922)
Business acquisitions, net of cash	—	(5,169)	—
Restricted cash	(1,180)	(2,154)	(343)

Cash used in investing activities	(69,758)	(65,943)	(41,664)
Cash flows from financing activities:
Proceeds from bank borrowings	23,375	96,086	316,595
Repayment of bank borrowings and capital lease obligations	(13,160)	(90,625)	(317,704)
Deferred debt issuance costs	(100)	(225)	(398)
Deferred offering costs	(767)	—	—
Issuances of common stock	2,280	3,706	10,914
Purchase of treasury stock	(12,533)	(25,074)	—
Repurchase of common stock for tax withholding	(256)	(493)	(490)

Cash provided by (used in) financing activities	(1,161)	(16,625)	8,917
Effect of exchange rate changes on cash	10,251	(9,027)	2,375

Net increase in cash and cash equivalents	22,796	36,761	112,004
Cash and cash equivalents—beginning of period	294,348	257,587	145,583

Cash and cash equivalents—end of period	$317,144	$294,348	$257,587

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$693	$619	843
Income taxes	$20,274	$29,385	26,632
Supplemental disclosure of non-cash, investing, and financing activities:
Assets acquired under capitalized leases	$61	$34	—
Accrued purchases of property and equipment	$2,165	$2,368	4,022
Accrued purchases of intangibles	$4,742	$768	223

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization—Crocs, Inc. and its subsidiaries (collectively the "Company," "we," "our" or "us") are engaged in the design, development, manufacturing, marketing and distribution of footwear, apparel and accessories for men, women and children.

        Basis of Consolidation—The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of our wholly-owned subsidiaries as well as variable interest entities ("VIE") for which we are the primary beneficiary after the elimination of intercompany accounts and transactions. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

        In 2007, we established a relationship with Shanghai Shengyiguan Trade, Ltd Co ("ST") for the purpose of serving as a distributor of our products in the People's Republic of China. We had previously determined that ST was a VIE for which we were the primary beneficiary and consequently it was consolidated as if a wholly-owned subsidiary. On March 15, 2012, we exercised an Equity Option Agreement that we had in place with ST and became the sole owner of ST.

        In April 2011, we and an unrelated third party formed Crocs Gulf, LLC ("Crocs Gulf") for the purpose of selling our products in the United Arab Emirates. We have determined that Crocs Gulf is a VIE for which we are the primary beneficiary due to our variable interest in Crocs Gulf's equity and because we currently control all of the VIE's business activities and will absorb all of its expected residual returns and expected losses. All voting and dividend rights have been assigned to us. As of December 31, 2013 and 2012, the consolidated financial statements included $2.4 million and $2.5 million in total assets of Crocs Gulf, respectively, which primarily consisted of cash and cash equivalents, inventory, property and equipment. The total assets as of each of December 31, 2013 and 2012 were partially offset by $0.2 million in total liabilities, which primarily consisted of accounts payable and accrued expenses, excluding liabilities related to the support provided by us.

        Noncontrolling Interests—As of December 31, 2013, all of our subsidiaries were, in substance, wholly owned.

        Concentrations of Risk—We are exposed to concentrations of risks in the following categories:

          Cash and cash equivalents— Our cash and cash equivalents are maintained in several different financial institutions in amounts that typically exceed U.S. federally insured limits or in financial institutions in international jurisdictions where insurance is not provided and restrictions may exist.

          As we are a global business, we have cash and cash equivalent balances which are located in various countries and are denominated in various currencies. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash and

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  cash equivalent resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of December 31, 2013, we held $252.3 million of our total $317.1 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $252.3 million held in international locations, $15.3 million could potentially be restricted, as described above.

          On January 27, 2014, we issued to Blackstone Capital Partners VI L.P. ("Blackstone"), and certain of its permitted transferees (together with Blackstone, the "Blackstone Purchasers"), 200,000 shares of our Series A Preferred Stock. In return, we received approximately $182.2 million in cash proceeds (net of related expenses) all of which is held in the U.S. See Note 17—Subsequent Events for further detail regarding the investment agreement.

          Accounts receivable— We have not experienced any significant losses in such accounts and believe we are not exposed to significant credit risk. We consider any concentration of credit risk related to accounts receivable to be mitigated by our credit policy, the insignificance of outstanding balances owed by each individual customer at any point in time and the geographic dispersion of our customers.

          Manufacturing sources— We rely on a limited source of internal and external manufacturers. Establishing a replacement source could require significant additional time and expense.

          Suppliers of certain raw materials— We source the elastomer resins that constitute the primary raw materials used in compounding Croslite, which we use to produce our footwear products, from multiple suppliers. If the suppliers we rely on for elastomer resins were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production cycle, if at all. We may also have to pay materially higher prices in the future for the elastomer resins or any substitute materials we use, which would increase our production costs and could have a materially adverse impact on our margins and results of operations.

        Reclassifications—Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to current period presentation as follows.

        Management Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, sales returns, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, the assessment of lower of cost or market on inventory, useful lives assigned to long-lived assets, depreciation and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to tax and customs matters and threatened or pending legal proceedings (see Note 13—Commitments & Contingencies and Note 15—Legal Proceedings). Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If there is the potential to recover a portion

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is deemed probable.

        Accumulated Other Comprehensive Income—Activity within our accumulated other comprehensive income ("AOCI") balance consists solely of gains and losses resulting from the translation of foreign subsidiary financial statements to our reporting currency. Foreign currency translation resulting in changes to other comprehensive income and related reclassification adjustments are presented net of tax effects on the consolidated statements of other comprehensive income. Foreign currency reclassification adjustments are included within the line item entitled 'Foreign currency transaction gains (losses), net' on the consolidated statements of operations.

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

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventories and long-lived assets such as property and equipment and intangible assets are also not required to be carried at fair value on a recurring basis. For a discussion of inventory estimated fair value see "Inventory Valuation" below. However, when determining impairment losses, the fair values of property and equipment and intangibles must be determined. For such determination, we generally use either an income approach with inputs that are mainly unobservable, such as expected future cash flows, or a market approach using observable inputs such as replacement cost or third party appraisals, as appropriate. Estimated future cash flows are based on management's operating budgets and forecasts which take into consideration both observable and unobservable inputs including growth rates, pricing, new markets and other factors expected to affect the business, as well as management's forecasts for inventory, receivables, capital spending, and other cash needs. We consider this type of estimate to be classified as a Level 3 measurement. See Note 6—Fair Value Measurements for further discussion related to fair value measurements.

        Cash and Cash Equivalents—Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the date of purchase. We consider receivables from credit card companies to be cash equivalents, if expected to be received within five days.

        Accounts Receivable—Accounts receivable represent amounts due from customers. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, are not collateralized and do not bear interest. We use our best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant non-recurring events and historical non-collection experience. Specific provisions are recorded for individual receivables when we become aware of a customer's inability to meet its financial obligations. See Note 10—Allowances for further discussion related to provisions for doubtful accounts and sale returns and allowances.

        Inventory Valuation—Inventories are valued at the lower of cost or market. Inventory cost is determined using the moving average cost method. At least annually, or more frequently if events and circumstances indicate fair value is less than carrying value, we evaluate our inventory for possible impairment using standard categories to classify inventory based on the degree to which we believe that the products may need to be discounted below cost to sell within a reasonable period. We base inventory fair value on several subjective assumptions including estimated future demand and market conditions, as well as other observable factors such as current sell-through of our products, recent changes in demand for our products, global and regional economic conditions, historical experience selling through liquidation and price discounted channels and the amount of inventory on hand. If the estimated inventory fair value is less than its carrying value, the carrying value is adjusted to market value and the resulting impairment charge is recorded in 'Cost of sales' on the consolidated statements of operations. See Note 2—Inventories for further discussion related to inventories.

        Property and Equipment—Property, equipment, furniture and fixtures are stated at cost and depreciation is computed using the straight-line method based on the estimated useful lives ranging from two to five years. Leasehold improvements are stated at cost and amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Depreciation of manufacturing assets is included in cost of sales on the consolidated statements of operations. Depreciation related to corporate, non-product and non-manufacturing assets is included in 'Selling, general and administrative expenses' on the consolidated statements of operations.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Impairment of Long-Lived Assets—Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset may not be fully recoverable. Events that may indicate the impairment of a long-lived asset (or asset group, as defined below) include (i) a significant decrease in its market price, (ii) a significant adverse change in the extent or manner in which it is being used or in its physical condition, (iii) a significant adverse change in legal factors or business climate that could affect its value, including an adverse action or assessment by a regulator, (iv) an accumulation of costs significantly in excess of the amount originally expected for its acquisition or construction, (v) its current period operating or cash flow losses combined with historical operating or cash flow losses or a forecast of its cash flows demonstrate continuing losses associated with its use, and (vi) a current expectation that, more likely than not, it will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If such facts indicate a potential impairment of a long-lived asset (or asset group), we assess the recoverability by determining if its carrying value exceeds the sum of its projected undiscounted cash flows from its use and eventual disposition over its remaining economic life. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between its carrying value and its estimated fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be abandoned or from which no further benefit is expected are written down to zero at the time that the determination is made and the assets are removed entirely from service.

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

          Capitalized Software— We capitalize certain internal and external software acquisition and development costs, including the costs of employees and contractors devoting time to the software

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  development projects and external direct costs for materials and services. Initial costs associated with internally-developed-and-used software are expensed until it is determined that the project has reached the application development stage. Once in its development stage, subsequent additions, modifications or upgrades to an internal-use software project are capitalized to the extent that they add functionality. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software primarily consists of our enterprise resource system software, warehouse management software and point of sale software. At least annually, we consider the potential impairment of capitalized software by assessing the substantive service potential of the software, changes, if any, in the extent or manner in which the software is used or is expected to be used, and the actual cost of software development or modification compared to expected cost. See Note 4—Goodwill and Intangible Assets for further discussion.

          Impairment of Intangible Assets— Intangible assets with indefinite lives are evaluated for impairment when events or changes in circumstances indicate that the carrying value may not be fully recoverable and at least annually. Intangible assets that are determined to have definite lives are amortized over their useful lives and are evaluated for impairment only when events or circumstances indicate a carrying value may not be fully recoverable. Recoverability is based on the estimated future undiscounted cash flows of the asset. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between its carrying value and its estimated fair value.

        Goodwill—Goodwill represents the excess purchase price paid over the fair value of assets acquired and liabilities assumed in acquisitions. Goodwill is considered an indefinite lived asset and therefore is not amortized. The Company assesses goodwill for impairment annually on the last day of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. See Note 4—Goodwill and Intangible Assets for discussion of goodwill balances and discussion of impairment losses recorded during the periods presented.

        Earnings per Share—Basic and diluted earnings per common share ("EPS") is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is an unvested share-based payment award containing non-forfeitable rights to dividends and must be included in the computation of earnings per share pursuant to the two-class method. Shares of the Company's non-vested restricted stock awards are considered participating securities. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company. Anti-dilutive securities are excluded from diluted EPS. See Note 12—Earnings per Share for further discussion.

        Recognition of Revenues—Revenues are recognized when the customer takes title and assumes risk of loss, collection of related receivables is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

depending on the country in which the sale occurs and the agreement terms with the customer. Allowances for estimated returns and discounts are recognized when the related revenue is earned.

        Shipping and Handling Costs and Fees—Shipping and handling costs are expensed as incurred and included in cost of sales. Shipping and handling fees billed to customers are included in revenues.

        Share-based Compensation—We have share-based compensation plans in which certain officers, employees and members of the board of directors are participants and may be granted stock options, restricted stock and stock performance awards. Awards granted under these plans are fair valued and amortized, net of estimated forfeitures, over the vesting period using the straight-line method. The fair value of stock options is calculated by using the Black Scholes option pricing model that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. If any of the assumptions used in the Black Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Share-based compensation expense associated with our manufacturing and retail employees is included in 'Cost of sales' in the consolidated statements of operations. Share-based compensation expense associated with selling, marketing and administrative employees is included 'Selling, general and administrative expenses' on the consolidated statements of operations. Share-based compensation directly associated with the construction or implementation of certain long-term projects for internal use are capitalized to the consolidated balance sheets until assets are ready for intended use and will be amortized over the useful life of the assets upon that date. See Note 9—Equity for additional information related to share-based compensation.

        Defined contribution plans—We have a 401(k) plan known as the Crocs, Inc. 401(k) Plan (the "Plan"). The Plan is available to employees on our U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. The Plan does not provide employees with the option to invest in our common stock. Employees may contribute up to 75.0% of their salary, subject to certain limitations. We match employees' contributions to the Plan up to a maximum of 4.0% of eligible compensation. We expensed $6.8 million, $5.8 million and $4.6 million in the years ended December 31, 2013, 2012 and 2011, respectively, for our employee match contributions to the Plan.

        Advertising—Advertising costs are expensed as incurred and production costs are generally expensed when the advertising is first run. Total advertising, marketing and promotional costs reflected in 'Selling, general, and administrative expenses' on the consolidated statement of operations were $47.6 million, $39.8 million and $39.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses amounted to $15.4 million, $12.0 million and $10.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in 'Selling, general, and administrative expenses' in the consolidated statement of operations.

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

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Derivative Foreign Currency Contracts—We are directly and indirectly affected by fluctuations in foreign currency rates which may adversely impact our financial performance. To mitigate the potential impact of foreign currency exchange rate risk, we may employ derivative financial instruments including forward contracts and option contracts. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined rate. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency at a predetermined rate during a period or at a time in the future. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes. We recognize derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of derivatives not designated or effective as hedges are recorded in 'Foreign currency transaction (gains)/losses, net" in the consolidated statements of operations. We had no derivative instruments that qualified for hedge accounting during any of the periods presented. See Note 7—Fair Value Measurements and Financial Instruments for further discussion.

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

Application of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities ("ASU No. 2011-11"). This pronouncement was issued to enhance disclosure requirements surrounding the nature of an entity's right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. ASU No. 2011-11 was effective for us on January 1, 2013. The adoption of this pronouncement did not have

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a material impact to the Company's consolidated financial position or results of operations. ASU No. 2011-11 was subsequently amended by ASU No. 2013-01.

        In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU No. 2013-01"). This pronouncement clarifies the scope of the offsetting disclosure requirements in ASU No. 2011-11. Under ASU No. 2013-01, the disclosure would apply to derivative instruments accounted for in accordance with ASC 815. ASU No. 2013-01 was effective for us January 1, 2013. The adoption of this pronouncement did not have a material impact to the Company's consolidated financial position or results of operations.

        In February 2013, the FASB issued ASU No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU No. 2013-02"). This pronouncement required entities to disclose the following additional information about items reclassified out of AOCI:

  1)
  Changes in AOCI balances by component, with separate presentation of reclassification adjustments and current period other comprehensive income ("OCI"). Both before-tax and net-of-tax presentations of the information are acceptable as long as an entity presents the income tax benefit or expense attributed to each component of OCI and reclassification adjustments in either the financial statements or the notes to the financial statements.

  2)
  Significant items reclassified out of AOCI by component either on the face of the consolidated statements of operations or as a separate footnote to the financial statements.

        This pronouncement does not change the current U.S. GAAP requirements for interim financial statement reporting of comprehensive income. However, public entities also need to include information about (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI in interim reporting periods. This pronouncement was effective for us on January 1, 2013. The adoption of this pronouncement did not have a material impact to the Company's consolidated financial position or results of operations.

        In March 2013, the FASB issued ASU No. 2013-05 Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU No. 2013-05"). This pronouncement indicates that the entire amount of a cumulative translation adjustment (CTA) related to an entity's investment in a foreign entity should be released when there has been a:

  1)
  Sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity.

  2)
  Loss of a controlling financial interest in an investment in a foreign entity (i.e. deconsolidation)

  3)
  Step acquisition for a foreign entity (i.e. when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity).

        This ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. For all public entities, this pronouncement is effective for fiscal years beginning on or after December 15, 2013. As early adoption is permitted, the Company adopted this pronouncement on January 1, 2013.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The adoption of this pronouncement did not have a material impact to the Company's consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

        In July 2013, the FASB issued ASU No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU No. 2013-11"). This pronouncement provides guidance on financial statement presentation of an unrecognized tax benefit ("UTB") when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. Under the pronouncement, an entity must present a UTB, or a portion of the UTB, in the financial statements as a reduction to a deferred tax asset ("DTA") for an NOL carryforward, a similar tax loss or a tax credit carryforward except when:

  1)
  An NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle that would result from the disallowance of the tax position.

  2)
  The entity does not intend to use the DTA for this purpose (provided that the tax law permits a choice).

        If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. This amendment does not affect the amounts disclosed in the tabular reconciliation of the total amounts of UTBs because the tabular reconciliation presents gross amounts of UTBs. This pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. The Company will adopt the provisions of ASU No. 2013-11 on January 1, 2014. We do not anticipate the provisions of ASU No. 2013-11 will have a material impact on to the Company's consolidated financial position or results of operations.

2. INVENTORIES

        The following table summarizes inventories by major classification as of December 31, 2013 and 2012:

	December 31,
($ thousands)	2013	2012
Finished goods	$154,272	$155,833
Work-in-progress	685	911
Raw materials	7,384	8,060

Inventories	$162,341	$164,804

Inventory Write-down

        During the year ended December 31, 2013, we recorded approximately $3.4 million of inventory write-down charges related to obsolete inventory with a market value lower than cost. These charges were related to certain obsolete raw materials, footwear and accessories in the Americas segment and are reported in 'Cost of sales' in the consolidated statement of operations for the year ended

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVENTORIES (Continued)

December 31, 2013. We recorded no inventory write-down charges for the years ended December 31, 2012 and 2011.

Charitable Contributions

        During the years ended December 31, 2013, 2012 and 2011, we donated certain inventory items to charitable organizations consisting primarily of end of life units. The contributions made were expensed at their fair value of $0.6 million, $1.7 million and $2.0 million, respectively. Also during the years ended December 31, 2013, 2012 and 2011, we recognized a gain of $0.1 million, $0.6 million and $0.7 million, respectively, and a net reduction of inventory of $0.5 million, $1.1 million and $1.3 million, respectively, as the fair value of the inventory contributed exceeded its carrying amount.

3. PROPERTY AND EQUIPMENT

        The following table summarizes property and equipment by major classification as of December 31, 2013 and 2012:

	December 31,
($ thousands)	2013	2012
Machinery and equipment	$52,003	$68,713
Leasehold improvements	93,235	88,653
Furniture, fixtures and other	23,653	20,827
Construction-in-progress	16,231	8,766

Property and equipment, gross(1)	185,122	186,959
Less: Accumulated depreciation(2)	(98,151)	(104,718)

Property and equipment, net	$86,971	$82,241

(1)
Includes $0.1 million of certain equipment held under capital leases and classified as equipment as of each of December 31, 2013 and 2012.

(2)
Includes $0.1 million of accumulated depreciation related to certain equipment held under capital leases, as of each of December 31, 2013 and 2012, which are depreciated using the straight-line method over the lease term.

        During the years ended December 31, 2013, 2012 and 2011, we recorded $24.3 million, $23.1 million and $27.5 million, respectively, in depreciation expense of which $2.9 million, $4.6 million and $11.5 million, respectively, was recorded in 'Cost of sales', with the remaining amounts recorded in 'Selling, general and administrative expenses' on the consolidated statements of operations.

        During the year ended December 31, 2013, we retired $19.5 million of fully depreciated shoe molds related to styles that we no longer intend on manufacturing. As such, we did not record a gain or loss associated with the disposal and the cost and accumulated depreciation previously classified as machinery and equipment were removed from the consolidated balance sheets. We did not retire a material amount of fully depreciated, long-lived assets during the year ended December 31, 2012.

        We periodically evaluate all of our long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. During the years

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. PROPERTY AND EQUIPMENT (Continued)

ended December 31, 2013 and 2012, we recorded $10.6 million and $1.4 million, respectively, in impairment charges related to underperforming retail locations, respectively, that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores' assets over their remaining economic life. In addition, during the year ended December 31, 2011, we recorded $0.5 million in impairment charges in our 'Other business' category, which primarily related to obsolete molds previously depreciated in 'Cost of sales'. The following table summarizes asset impairment charges by reportable operating segment for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013		2012		2011
($ thousands, except store count data)	Impairment charge	Number of stores	Impairment charge	Number of stores	Impairment charge	Number of stores
Americas	$3,861	23	$1,410	4	$—	—
Asia Pacific	185	2	—	—	—	—
Japan	—	—	—	—	—	—
Europe	6,565	35	—	—	—	—

Asset impairment charges	$10,611	60	$1,410	4	$—	—

4. GOODWILL & INTANGIBLE ASSETS

        The following table summarizes the goodwill and identifiable intangible assets as of December 31, 2013 and 2012:

	December 31, 2013					December 31, 2012
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$118,940	(1)	$(49,665	)(2)	$69,275	$87,426	(1)	$(33,933	)(2)	$53,493
Customer relationships	6,878		(6,439)		439	7,145		(6,222)		923
Patents, copyrights, and trademarks	6,501		(4,272)		2,229	6,161		(3,522)		2,639
Core technology	4,548		(4,548)		—	4,856		(4,856)		—
Other	983		(709)		274	670		(636)		34

Total finite lived intangible assets	137,850		(65,633)		72,217	106,258		(49,169)		57,089
Indefinite lived intangible assets	97		—		97	113		—		113
Goodwill	2,508		—		2,508	2,729		—		2,729

Intangible assets	$140,455		$(65,633)		$74,822	$109,100		$(49,169)		$59,931

(1)
Includes $4.1 million of software held under a capital lease classified as capitalized software as of each of December 31, 2013 and 2012.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL & INTANGIBLE ASSETS (Continued)

(2)
Includes $1.9 million and $1.3 million of accumulated amortization of software held under a capital lease as of December 31, 2013 and 2012, respectively, which is amortized using the straight-line method over the useful life.

        During the years ended December 31, 2013, 2012 and 2011, amortization expense recorded for intangible assets with finite lives was $17.2 million, $13.6 million and $9.8 million, respectively, of which $6.0 million, $4.3 million and $2.9 million, respectively, was recorded in 'Cost of sales', with the remaining amounts recorded in 'Selling, general and administrative expenses' on the consolidated statements of operations.

        The following table summarizes estimated future annual amortization of intangible assets as of December 31, 2013:

Fiscal years ending December 31,	Amortization ($ thousands)
2014	$16,721
2015	13,729
2016	13,935
2017	14,706
2018	7,198
Thereafter	5,928

Total	$72,217

Goodwill Impairment

        We assess goodwill for impairment on an annual basis on the last day of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred, at the reporting unit level. If the carrying value of the goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. During the year ended December 31, 2013, we recorded $0.3 million of goodwill impairment related to the retail channel of our Crocs Benelux B.V. business purchased by our Crocs Stores B.V. subsidiary in July 2012. Goodwill and associated impairments are part of our Europe operating segment. During the years ended December 31, 2012 and 2011, we did not record any impairments related to goodwill.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        The following table summarizes accrued expenses and other current liabilities as of December 31, 2013 and 2012:

	December 31,
($ thousands)	2013	2012
Accrued compensation and benefits	$26,903	$19,714
Professional services	14,128	10,342
Fulfillment, freight and duties	12,565	8,621
Accrued rent and occupancy	12,198	10,226
Sales/use and VAT tax payable	9,142	12,444
Accrued legal	8,722	3,246
Customer deposits	6,940	2,593
Entrusted loan payable(1)	—	7,943
Other(2)	6,513	6,242

Total accrued expenses and other current liabilities	$97,111	$81,371

(1)
A corresponding entrusted loan receivable of $7.9 million is recorded in 'Other receivables' as of December 31, 2012 as amounts are related to our subsidiaries in China. The entrusted loan was paid in full during the second quarter of 2013 and as such, the entrusted loan payable, and corresponding receivable, were removed from the consolidated balance sheets as of December 31, 2013.

(2)
The amounts in Other consist of various accrued expenses and no individual item accounted for more than 5% of the total balance at December 31, 2013 or December 31, 2012.

Asset Retirement Obligations

        We record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability's fair value can be reasonably estimated. Our asset retirement obligation ("ARO") liabilities are primarily associated with the disposal of property and equipment which we are contractually obligated to remove at the end of certain retail and office leases in order to restore the facilities back original condition as specified in the related lease agreements. We estimate the fair value of these liabilities based on current store closing costs and discount the costs back as if they were to be performed at the inception of the lease. At the inception of such leases, we record the ARO as a liability and also record a related asset in an amount equal to the estimated fair value of the obligation. The capitalized asset is then depreciated on a straight-line basis over the useful life of the asset. Upon retirement of the ARO liability, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the consolidated statements of operations. Our ARO liability as of December 31, 2013 and 2012 was $2.0 million and $2.4 million, respectively.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

        The following tables summarize the financial instruments required to be measured at fair value on a recurring basis as of December 31, 2013 and 2012. See Note 1—Organization & Summary of Significant Accounting Policies for additional detail regarding our fair value measurement determinations.

	Fair Value as of December 31, 2013
($ thousands)	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Balance Sheet Classification
Cash equivalents	$37,870	$—	$—	$37,870	Cash and cash equivalents and other current assets
Derivative assets:
Foreign currency contracts	—	13,501	—	13,501	Prepaid expenses and other current assets and other assets
Derivative liabilities:
Foreign currency contracts	$—	$984	$—	$984	Accrued expense and other current liabilities

	Fair Value as of December 31, 2012
($ thousands)	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Balance Sheet Classification
Cash equivalents	$14,800	$—	$—	$14,800	Cash and cash equivalents
Derivative assets:
Foreign currency contracts	—	5,548	—	5,548	Prepaid expenses and other current assets and other assets
Derivative liabilities:
Foreign currency contracts	$—	$295	$—	$295	Accrued expense and other current liabilities

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

Non-Recurring Fair Value Measurements

        The majority of our non-financial instruments, which include inventories, property and equipment and intangible assets, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment and the carrying value is not recoverable, the carrying value would be adjusted to the lower of its cost or fair value and an impairment charge would be recorded. See Note 2—Inventories, Note 3—Property and Equipment and Note 4—Goodwill & Intangible Assets for discussions on impairment charges recorded during the periods presented.

7. DERIVATIVE FINANCIAL INSTRUMENTS

        We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. We have entered into foreign currency exchange forward contract and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. We do not designate these derivative instruments as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these instruments are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in 'Foreign currency transaction (gains) losses, net' in our consolidated statements of operations. For purposes of the cash flow statement, we classify the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within 'Cash provided by operating activities'. See Note 6—Fair Value Measurements for further details regarding the fair values of the corresponding derivative assets and liabilities.

        The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at December 31, 2013 and 2012. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	December 31,
($ thousands)	2013	2012
Foreign currency exchange forward contracts by currency:
Japanese Yen	$68,707	$112,500
Euro	38,577	5,159
Singapore Dollar	28,225	—
Mexican Peso	18,350	11,400
Russian Ruble	17,588	—
Pound Sterling	15,487	8,742
South Korean Won	12,100	—
Australian Dollar	4,941	4,178
New Taiwan Dollar	3,463	—
Canadian Dollar	3,428	—
South African Rand	3,076	—
Indian Rupee	2,150	—
Hong Kong Dollar	1,844	—
Swedish Krona	1,615	—
New Zealand Dollar	943	1,137

Total notional value, net	$220,494	$143,116

Latest maturity date	December 2015	December 2015

        The following table presents the amounts affecting the consolidated statements of operations from derivative instruments for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
				Location of Gain (Loss) Recognized in Income on Derivatives
($ thousands)	2013	2012	2011
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	$(13,002)	$(7,200)	$540	Foreign currency transaction (gains) losses, net

        The account 'Foreign currency transaction gains (losses), net' on the consolidated statements of operations includes both realized and unrealized gains/losses from underlying foreign currency activity and derivative contracts. These gains and losses are reported on a net basis. For the year ended December 31, 2013, the net loss recognized of $4.7 million recorded on the consolidated statements of operations is comprised of a $17.7 million net loss associated with exposure from day-to-day business transactions in various foreign currencies partially offset by a $13.0 million net gain associated with our derivative instruments. For the year ended December 31, 2012, the net loss recognized of $2.5 million recorded on the consolidated statements of operations is comprised of a $9.7 million net loss associated with exposure from day-to-day business transactions in various foreign currencies partially offset by a

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

$7.2 million net gain associated with our derivative instruments. For the year ended December 31, 2011, the net gain recognized of $4.9 million recorded on the consolidated statements of operations is comprised of a $5.4 million net gain associated with exposure from day-to-day business transactions in various foreign currencies partially offset by a $0.5 million net loss associated with our derivative instruments.

8. REVOLVING CREDIT FACILITY & BANK BORROWINGS

Revolving Credit Facility

        On September 25, 2009, we entered into a Revolving Credit and Security Agreement, as amended, with the lenders named therein and PNC Bank, National Association ("PNC"), as a lender and administrative agent for the lenders. On December 16, 2011, we entered into our first amendment to the Revolving Credit and Security Agreement (the "Amended and Restated Credit Agreement").

        On December 27, 2013, we entered into the Third Amendment to Amended and Restated Credit Agreement (the "Third Amendment"), pursuant to which certain terms of the Amended and Restated Credit Agreement were amended. The Third Amendment, among other things, (i) allows for the payment of dividends on the Series A Convertible Preferred Stock ("Series A Preferred Stock"), (ii) permits the Company to have greater flexibility to repurchase its Common Stock, (iii) decreases the maximum leverage ratio from 3.50 to 1.00 to 3.25 to 1.00, and (iv) amends certain definitions of the financial covenants to become more favorable to the Company. See Note 17—Subsequent Events for further details regarding the payment of dividends on the Series A Preferred Stock.

        The Credit Agreement enables us to borrow up to $100.0 million, with the ability to increase commitments to up to $125.0 million subject to certain conditions, and is currently set to mature on December 16, 2017. The Credit Agreement is available for working capital, capital expenditures, permitted acquisitions, reimbursement of drawings under letters of credit, and permitted dividends, distributions, purchases, redemptions and retirements of equity interests. Borrowings under the Credit Agreement are secured by all of our assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and intellectual property. Borrowings under the Credit Agreement bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC's prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to LIBOR rate loans. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $20.0 million. The Credit Agreement contains provisions requiring us to maintain compliance with certain restrictive and financial covenants.

        As of December 31, 2013 and 2012, we had no outstanding borrowings under the Credit Agreement. As of each of December 31, 2013 and 2012, we had had issued and outstanding letters of credit of $7.2 million, which were reserved against the borrowing base under the terms of the Credit Agreement. During the years ended December 31, 2013, 2012 and 2011, we capitalized $0.1 million, $0.5 million and $0.4 million, respectively, in fees and third party costs which were incurred in

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. REVOLVING CREDIT FACILITY & BANK BORROWINGS (Continued)

connection with the Credit Agreement, as deferred financing costs. As of December 31, 2013, we were in compliance with all restrictive financial and other covenants under the Credit Agreement.

Long-term Bank Borrowings

        On December 10, 2012, we entered into a Master Installment Payment Agreement ("Master IPA") with PNC in which PNC finances the Company's purchase of software and services, which may include but are not limited to third party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. This agreement was entered into to finance our implementation of a new enterprise resource planning ("ERP") system which began in October 2012 and is estimated to continue through late 2014. The terms of the agreement consist of variable interest rates and payment terms based on amounts borrowed and timing of activity throughout the implementation of the ERP system.

        As of December 31, 2013 and 2012, we had $16.8 million and $6.6 million, respectively, of long-term debt outstanding under five and one separate notes payable, respectively, of which $5.1 million and $2.0 million, respectively, represent current installments. As of December 31, 2013, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the entity, all interest expense incurred under the arrangement has been capitalized to the consolidated balance sheets until the assets are ready for intended use and will be amortized over the useful life of the software upon that date. During the year ended December 31, 2013, we capitalized $0.3 million in interest expense related to this debt arrangement to the consolidated balance sheets. During the year ended December 31, 2012, we recorded no capitalized interest related to this debt arrangement to the consolidated balance sheets. Interest rates and payment terms are subject to changes as further financing occurs under the Master IPA.

        The aggregate maturities of long-term bank borrowings at December 31, 2013 are as follows (in thousands):

Fiscal years ending December 31,
2014	$5,135
2015	5,271
2016	4,765
2017	1,607
2018	—
Thereafter	—

Total principal debt maturities	$16,778

9. EQUITY

Equity Incentive Plans

        On August 15, 2005, we adopted the 2005 Equity Incentive Plan (the "2005 Plan"), which permitted the issuance of up to 14.0 million common shares in connection with the grant of non-qualified stock options, incentive stock options, and restricted stock to eligible employees, consultants and members of our board of directors. As of December 31, 2013 and 2012, 0.7 million and

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

0.9 million stock options, respectively, were outstanding under the 2005 Plan. Following the adoption of the 2007 Equity Incentive Plan (the "2007 Plan"), described below, no additional grants were made under the 2005 Plan.

        On July 9, 2007, we adopted and on June 28, 2011 we amended the 2007 Plan which increased the allowable number of shares of our common stock reserved for issuance under the 2007 Plan from 9.0 million to 15.3 million (subject to adjustment for future stock splits, stock dividends and similar changes in our capitalization) in connection with the grant of non-qualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, common stock or any other share-based award to eligible employees, consultants and members of our board of directors. As of December 31, 2013 and 2012, 3.6 million and 3.5 million shares of common stock, respectively, were issuable under the 2007 Plan pursuant to outstanding stock options and RSUs. As of December 31, 2013, 4.4 million shares were available for future issuance under the 2007 Plan.

        Restricted stock awards and units generally vest annually on a straight-line basis over three or four years depending on the terms of the award agreement.

Stock Option Activity

        The following table summarizes stock option activity for the years ended December 31, 2013, 2012 and 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ thousands)
Outstanding at December 31, 2010	5,007,337	$9.10	6.36	$47,009
Granted	468,000	19.81
Exercised	(1,738,741)	6.28
Forfeited or expired	(405,565)	10.46

Outstanding at December 31, 2011	3,331,031	11.91	6.35	18,468
Granted	208,400	16.84
Exercised	(613,691)	6.04
Forfeited or expired	(304,054)	17.55

Outstanding at December 31, 2012	2,621,686	13.03	5.55	11,373
Granted	177,000	15.62
Exercised	(333,395)	6.84
Forfeited or expired	(360,139)	18.18

Outstanding at December 31, 2013	2,105,152	$13.34	4.86	$10,790

Exercisable at December 31, 2013	1,732,398	$12.56	4.21	$10,621

Vested and expected to vest at December 31, 2013	2,019,478	$13.22	4.72	$10,745

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

        During the years ended December 31, 2013, 2012 and 2011, options issued were valued using the Black Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	50 - 64%	50 - 70%	50 - 60%
Dividend yield	—	—	—
Risk-free interest rate	0.81% - 1.62%	0.62% - 1.20%	0.87% - 2.31%
Expected life (in years)	4.00	4.00 - 4.27	4.35 - 4.89

        The weighted average fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was approximately $7.33, $7.76 and $9.19, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $2.8 million, $6.9 million and $27.3 million, respectively. During the years ended December 31, 2013 and 2012, we received $2.3 million and $3.7 million in cash in connection with the exercise of stock options with no income tax benefit due to our use of Accounting Standard Codification 740—'Income Taxes' (with-and-without approach) ("ASC 740") ordering for purposes of determining when excess benefits have been realized (see Note 11—Income Taxes). The total grant date fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $1.2 million, $2.8 million and $2.7 million, respectively.

        As of December 31, 2013, we had $2.6 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted average period of 2.3 years.

        Stock options under both the 2005 Plan and the 2007 Plan generally vest ratably over four years with the first year vesting on a "cliff" basis followed by monthly vesting for the remaining three years.

Restricted Stock Awards and Units

        From time to time, we grant restricted stock awards (RSAs) and restricted stock units (RSUs) to our employees. Unvested RSAs have the same rights as those of common shares including voting rights and non-forfeitable dividend rights. However, ownership of unvested RSAs cannot be transferred until they are vested. An unvested RSU is a contractual right to receive a share of common stock only upon its vesting. RSUs have dividend equivalent rights which accrue over the term of the award and are paid if and when the RSUs vest, but they have no voting rights.

        We typically grant time-based RSUs and performance-based RSUs. Time-based RSUs are typically granted on an annual basis to certain non-executive employees and vest in three annual installments on a straight-line basis beginning one year after the grant date. During the years ended December 31, 2013, 2012 and 2011, the board of directors approved grants of 0.4 million, 0.4 million and 0.2 million of RSUs to certain non-executives. Performance-based RSUs are typically granted on an annual basis to certain executive employees and consist of a time-based and performance-based component. The

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

following represents the vesting schedule of performance-based RSUs granted during the years ended December 31, 2013, 2012 and 2011:

Time Vested RSUs (50% of Award)	Performance Vested RSUs (50% of Award)
Vest in 3 annual installments beginning one year after the date of grant	Performance Goal	Potential Award	Further Time Vesting
	Achievement of at least 70% of a two-year cumulative earnings per share performance goal	Executive may earn from 50% to 200% of the target number of RSUs based on the level of achievement of the performance goal	Earned RSUs vest 50% upon satisfaction of performance goal and 50% one year later

        During the years ended December 31, 2013, 2012 and 2011, the board of directors approved the grant of 0.9 million, 0.4 million and 0.4 million, respectively, of RSUs or RSAs to certain executives as part of a performance incentive program.

        The following table summarizes RSA and RSU activity during the years ended December 31, 2013, 2012 and 2011:

	Restricted Stock Awards			Restricted Stock Units
	Shares		Weighted Average Grant Date Fair Value	Units		Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	953,423		$8.54	116,400		$—
Granted	118,520		19.10	651,791		24.89
Vested	(352,150	)(1)	6.19	(21,150	)(1)	17.25
Forfeited	(148,618)		9.67	(35,061)		15.41

Unvested at December 31, 2011	571,175		11.87	711,980		23.43
Granted	18,813		16.48	1,010,559		18.92
Vested	(191,779	)(1)	9.22	(133,555	)(1)	23.25
Forfeited	(42,700)		13.25	(174,323)		20.64

Unvested at December 31, 2012	355,509		13.37	1,414,661		20.61
Granted	21,590		16.56	1,637,114		14.96
Vested	(89,006	)(1)	14.81	(329,542	)(1)	21.52
Forfeited	(77,603)		12.46	(756,566)		14.71

Unvested at December 31, 2013	210,490		$13.43	1,965,667		$16.50

(1)
The RSAs vested during the years ended December 31, 2013, 2012 and 2011 consisted entirely of time-based awards. The RSUs vested during the years ended December 31, 2013 consisted of 52,288 performance-based awards and 277,254 time-based awards. The RSUs vested during the years ended December 31, 2012 and 2011 consisted entirely of time-based awards.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

        The total grant date fair value of RSAs vested during the years ended December 31, 2013, 2012 and 2011 was $1.3 million, $1.8 million and $2.2 million, respectively. At December 31, 2013, we had $1.0 million of total unrecognized share-based compensation expense related to non-vested restricted stock awards, net of expected forfeitures, of which $0.5 million is related to performance-based awards and $0.5 million is time-based awards. The unvested RSAs are expected to be amortized over the remaining weighted average period of 0.52 years, which consists of a remaining weighted average period of 0.45 years related to performance-based awards and a remaining weighted average period of 0.64 years related to time-based awards.

        The total grant date fair value of RSUs vested during the years ended December 31, 2013, 2012 and 2011 was $7.1 million, $3.1 million, and $0.4 million, respectively. At December 31, 2013, we had $15.6 million of total unrecognized share-based compensation expense related to unvested restricted stock units, net of expected forfeitures, of which $5.8 million is related to performance-based awards and $9.8 million is time-based awards. The unvested RSUs are expected to be amortized over the remaining weighted average period of 1.75 years, which consists of a remaining weighted average period of 1.77 years related to performance-based awards and a remaining weighted average period of 1.73 years related to time-based awards.

Share-based Compensation

        During the years ended December 31, 2013, 2012 and 2011, we recorded $12.5 million, $11.3 million $8.6 million, respectively, of pre-tax share-based compensation expense of which $0.7 million, $0.0 million, and $0.0 million, respectively, related solely to the construction and implementation of our ERP system for use by the entity was capitalized to the consolidated balance sheets until assets are ready for intended use and will be amortized over the useful life of the software upon that date.

Separation Agreements

        On December 27, 2013, John McCarvel resigned from his position as President, Chief Executive Officer (CEO) and director of the Company effective upon the earlier to occur of (i) April 30, 2014 or (ii) the Board's appointment of his successor as CEO. Also on December 27, 2013, the Company and Mr. McCarvel entered into a separation agreement providing that the Company will pay Mr. McCarvel (i) a $1.1 million separation payment on the first regularly scheduled payroll date after the effectiveness of his resignation and (ii) a $1.0 million separation payment on the first anniversary of the effectiveness of his resignation. In accordance with ASC 420—Exit or Disposal Cost Obligations, the Company will recognize first and second installment payments of $1.1 million and $1.0 million ratably from December 27, 2013 through April 30, 2014. If the separation date occurs prior to April 30, 2014 due to the appointment of a new CEO by the board of directors, the Company will consider the entire $2.1 million incurred and will expense the remaining portion on that date. Mr. McCarvel will also be entitled to receive any amount earned pursuant to the Company's 2013 annual incentive program, in such form and at such time as is provided under the terms of such program.

        Mr. McCarvel also agreed to continue in a consulting capacity with the Company at his regular salary through April 30, 2014 if his successor is appointed prior to such date. Subject to continued service, Mr. McCarvel will be entitled to continued vesting through April 30, 2014 of the unvested portion of his existing restricted stock and restricted stock unit awards. Pursuant to the separation

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

agreement, unvested share awards that are expected to vest through April 30, 2014 amounted to 58,840 shares. Additionally, pursuant to the terms of the separation agreement, Mr. McCarvel forfeited 388,745 share awards not expected to vest through April 30, 2014. The separation payments are conditioned upon the effectiveness of Mr. McCarvel's release of claims in favor of the Company and his compliance with the non-competition, non-solicitation and confidentiality covenants contained in the separation agreement.

10. ALLOWANCES

        The changes in the allowance for doubtful accounts and reserve for sales returns and allowances for the years ended December 31, 2013, 2012 and 2011, are as follows:

($ thousands)	Balance at Beginning of Year	Charged to costs and expenses	Reversals and Write-offs	Balance at End of Year
Year ended December 31, 2011:
Allowance for doubtful accounts	$4,642	$(383)	$(579)	$3,680
Reserve for sales returns and allowances	5,607	9,965	(3,744)	11,828
Year ended December 31, 2012:
Allowance for doubtful accounts	3,680	2,166	(2,405)	3,441
Reserve for sales returns and allowances	11,828	5,111	(7,065)	9,874
Year ended December 31, 2013:
Allowance for doubtful accounts	$3,441	$1,930	$(1,715)	$3,656
Reserve for sales returns and allowances	9,874	13,888	(16,905)	6,857

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES

        The following table sets forth income before taxes and the expense for income taxes for the years ended December 31, 2013, 2012 and 2011:

	December 31,
($ thousands)	2013	2012	2011
Income (loss) before taxes:
U.S.	$(7,818)	$12,060	$(12,057)
Foreign	67,777	133,488	148,747

Total income before taxes	59,959	145,548	136,690

Income tax expense:
Current income taxes
U.S. federal	3,311	(6,364)	4,798
U.S. state	355	597	165
Foreign	22,337	22,953	19,758

Total current income taxes	26,003	17,186	24,721
Deferred income taxes:
U.S. federal	14,968	(3,981)	(2,338)
U.S. state	3,639	(4,016)	—
Foreign	4,929	5,016	1,519

Total deferred income taxes	23,536	(2,981)	(819)

Total income tax expense	$49,539	$14,205	$23,902

        The following table sets forth income reconciliations of the statutory federal income tax rate to our actual rates based on income or loss before income taxes as of December 31, 2013, 2012 and 2011:

	December 31,
($ thousands)	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal benefit	(0.6)	(2.7)	0.3
Foreign income tax rate differential	(47.9)	(25.0)	(30.3)
Non-deductible / Non-taxable items	3.4	4.6	3.2
Change in valuation allowance	35.6	(8.4)	3.6
U.S. tax on foreign earnings	38.2	2.0	—
Uncertain tax positions	6.8	3.5	8.7
Audit settlements	5.1	—	—
Non-deductible write-off of intercompany debt	1.9	—	—
Non-deductible impairment	3.5	—	—
Other	1.6	0.8	(3.0)

Effective income tax rate	82.6%	9.8%	17.5%

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The following table sets forth deferred income tax assets and liabilities as of December 31, 2013 and 2012:

	December 31,
($ thousands)	2013	2012
Current deferred tax assets:
Accrued expenses	$13,108	$12,934
Unrealized loss on foreign currency	10	2,026
Other	1,364	8
Valuation allowance	(5,139)	(3,492)

Total current deferred tax assets	$9,343	$11,476

Current deferred tax liabilities:
Unremitted earnings of foreign subsidiary	$(16,102)	$(7,596)

Total current deferred tax liabilities.	$(16,102)	$(7,596)

Non-current deferred tax assets:
Stock compensation expense	$9,652	$8,865
Long-term accrued expenses	3,811	3,067
Net operating loss and charitable contribution carryovers	24,517	23,255
Intangible assets	895	—
Property and equipment	8,527	8,994
Future uncertain tax position offset	1,804	3,780
Unrealized loss on foreign currency	639	921
Foreign tax credit	8,524	5,392
Other	1,755	1,767
Valuation allowance	(41,745)	(22,406)

Total non-current deferred tax assets	$18,379	$33,635

Non-current deferred tax liabilities:
Intangible assets	$—	$(779)

Total non-current deferred tax liabilities	$—	$(779)

        We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in those operations. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the U.S. As of December 31, 2013, we have provided for deferred U.S. income tax of $16.1 million on $76.6 million of foreign subsidiary earnings. No withholding tax is due with respect to the repatriation of these earnings to the U.S. and none has been provided for.

        At December 31, 2013, U.S. income and foreign withholding taxes have not been provided on for approximately $474.2 million of unremitted earnings of subsidiaries operating outside of the U.S. These earnings are estimated to represent the excess of the financial reporting over the tax basis in our

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

investments in those subsidiaries. These earnings, which are considered to be indefinitely reinvested, would become subject to U.S. income tax if they were remitted to the U.S. The amount of unrecognized deferred U.S. income tax liability on the unremitted earnings has not been determined because the hypothetical calculation is not practicable.

        We have deferred tax assets related to certain deductible temporary differences in various tax jurisdictions for which we have recorded a valuation allowance of $46.9 million against these deferred tax assets because we do not believe that it is more likely than not that we will be able to realize these deferred tax assets. The significant components of the deferred tax assets for which a valuation allowance has been applied consist of net operating losses in certain tax jurisdictions for which management believes there is not sufficient positive evidence that such net operating losses will be realized against future income and book expenses not deductible for tax purposes in the current year such as inventory impairment reserves, equity compensation and unrealized foreign exchange loss that would increase such net operating losses in the same jurisdictions. These temporary differences are amounts which arose in jurisdictions where (i) current losses exist, (ii) such losses are in excess of any loss carryback potential, (iii) any tax planning strategies exist with which to overcome such losses are cost prohibitive and (iv) no profits are projected for the following year. For these reasons it is determined that it is more likely than not that these deferred tax assets will not be realized and a valuation allowance has been provided with respect to these deferred tax assets.

        At December 31, 2013, we had U.S. federal net operating loss carryforwards of $1.0 million, state net operating loss carryforwards of $96.5 million, charitable contribution carryforwards of $20.4 million and foreign tax credits of $4.0 million which will expire at various dates between 2014 and 2034. We do not believe that it is more likely than not that the benefit from certain federal and state net operating losses, and charitable contribution carryforwards will be realized. Consequently, we have a valuation allowance of $12.1 million on the deferred tax assets relating to these tax attributes.

        At December 31, 2013, we have a foreign deferred tax asset of $16.0 million reflecting the benefit of $50.4 million in foreign net operating loss carryforwards, some of which have an indefinite life. We do not believe it is more likely than not that the benefit from certain foreign net operating loss carryforwards will be realized. Consequently, we have provided a valuation allowance of $14.5 million on the deferred tax assets relating to these foreign net operating loss carryforwards.

        We had approximately $11.6 million in net deferred tax assets at December 31, 2013. Approximately $7.6 million of the net deferred tax assets were located in foreign jurisdictions for which a sufficient history and expected future profits indicated that it is more likely than not that such deferred tax assets will be realized. Pre-tax profit of approximately $40.3 million is required to realize the net deferred tax assets.

        At December 31, 2013, approximately $1.8 million of net deferred tax assets consists of deferred tax assets related to estimated liabilities for uncertain tax positions that would be realized if such liabilities are actually incurred. The deferred tax assets represent primarily the reduction in tax expense that would occur upon an increase of intercompany royalty expense by various taxing authorities. Approximately $6.4 million of taxable income would have to be recognized to realize these deferred tax assets.

        As a result of certain accounting realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2013 that arose

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $11.5 million if and when such deferred tax assets are ultimately realized. We use ASC 740 with-and-without ordering for purposes of determining when excess tax benefits have been realized.

        The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits during the years ended December 31, 2013, 2012 and 2011:

($ thousands)	2013	2012	2011
Unrecognized tax benefit—January 1	$31,900	$44,537	$33,042
Gross increases—tax positions in prior period	572	—	8,332
Gross decreases—tax positions in prior period	(2,086)	(425)	—
Gross increases—tax positions in current period	3,743	4,310	4,689
Settlements	(2,291)	(16,260)	(427)
Lapse of statute of limitations	(222)	(262)	(1,099)

Unrecognized tax benefit—December 31	$31,616	$31,900	$44,537

        Unrecognized tax benefits of $31.6 million, $31.9 million, and $44.5 million at December 31, 2013, 2012 and 2011, respectively, if recognized, would reduce our annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

        Interest and penalties related to income tax liabilities are included in income tax expense in the consolidated statement of operations. As of December 31, 2013, 2012 and 2011, we recorded approximately $0.6 million, $0.6 million, and $1.0 million, respectively, of penalties and interest which resulted in a cumulative accrued balance of penalties and interest of $5.0 million, $4.4 million, and $3.9 million at December 31, 2013, 2012 and 2011, respectively.

        Unrecognized tax benefits consist primarily of tax positions related to intercompany transfer pricing in multiple international jurisdictions. The gross increase for tax positions in current and prior periods in 2013 of $4.3 million primarily includes specific transfer pricing exposures in various jurisdictions. We believe that it is reasonably possible that a decrease of approximately $11.3 million in unrecognized tax benefits will occur in the next twelve months. Only a portion of this amount will be recognized in our consolidated statements of operations due to balance sheet offsets. We do not believe we can reasonably estimate the effect of unrecognized tax benefits on our consolidated statements of operations.

        The following table sets forth the remaining tax years subject to examination for the major jurisdictions where we conduct business as of December 31, 2013:

Netherlands	2007 to 2013
Canada	2007 to 2013
Japan	2007 to 2013
China	2007 to 2013
Singapore	2009 to 2013
United States	2010 to 2013

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to two years after formal notification to the states.

12. EARNINGS PER SHARE

        The following table illustrates the basic and diluted earnings per share ("EPS") computations for the years ended December 31, 2013, 2012 and 2011. See Note 1—Organization & Summary of Significant Accounting Policies for additional detail regarding our EPS calculations.

	Year Ended December 31,
($ thousands, except share and per share data)	2013	2012	2011
Numerator
Net income attributable to common stockholders	$10,420	$131,343	$112,788
Less: income allocated to participating securities	(36)	(645)	(1,014)

Net income attributable to common stockholders—basic and diluted	$10,384	$130,698	$111,774

Denominator
Weighted average common shares outstanding—basic	87,988,798	89,571,105	88,317,898
Plus: dilutive effect of stock options and unvested restricted stock units	1,100,675	1,017,311	1,663,484

Weighted average common shares outstanding—diluted	89,089,473	90,588,416	89,981,382

Net income attributable per common share:
Basic	$0.12	$1.46	$1.27
Diluted	$0.12	$1.44	$1.24

        For the years ended December 31, 2013, 2012 and 2011, 1.0 million, 1.4 million, and 1.1 million options and RSUs, respectively, were not included in the calculation of diluted EPS as their effect would have been anti-dilutive.

Stock Repurchase Plan Authorizations

        We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock.

        On December 26, 2013, the Board approved the repurchase of up to $350.0 million of our common stock. This authorization effectively replaced the Company's previous stock repurchase authorizations. The number, price, structure and timing of the repurchases, if any, will be at the Company's sole discretion and future repurchases will be evaluated by the Company depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify or terminate the repurchase program at any time without prior notice.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EARNINGS PER SHARE (Continued)

        During the three months ended December 31, 2013, we did not repurchase any shares associated with a publicly-announced repurchase plan. During the year ended December 31, 2013, we repurchased approximately 0.8 million shares at an average price of $14.99 for an aggregate price of approximately $12.5 million excluding related commission charges, under a publicly-announced repurchase plan.

        As of December 31, 2013, subject to certain restrictions on repurchases under our revolving credit facility, we had $350.0 million of our common shares available for repurchase under previously announced repurchase authorizations.

13. COMMITMENTS AND CONTINGENCIES

Rental Commitments and Contingencies

        We rent space for our retail stores, offices, warehouses, vehicles, and equipment under operating leases expiring at various dates through 2033. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the lease term beginning on the lease inception date. Deferred rent is included in the consolidated balance sheets in 'Accrued expenses and other current liabilities.'

        Future minimum annual rental commitments under non-cancelable operating leases for each of the five succeeding years as of December 31, 2013, are as follows (in thousands):

Fiscal years ending December 31,
2014	$83,831
2015	67,722
2016	51,939
2017	40,090
2018	32,222
Thereafter	136,630

Total minimum lease payments(1)	$412,434

(1)
Minimum lease payments have not been reduced by minimum sublease rentals of $0.4 million due in the future under non-cancelable subleases. They also do not include contingent rentals which may be paid under certain retail leases on a basis of percentage of sales in excess of stipulated amounts.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table summarizes the composition of rent expense under operating leases for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Fiscal years ending December 31,
	2013	2012	2011
Minimum rentals(1)	$101,721	$84,671	$68,675
Contingent rentals	18,178	16,519	13,639
Less: Sublease rentals	(646)	(619)	(573)

Total rent expense	$119,253	$100,571	$81,741

(1)
Minimum rentals include all lease payments as well as fixed and variable common area maintenance ("CAM"), parking and storage fees, which were approximately $9.7 million, $8.5 million and $8.6 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Purchase Commitments

        As of December 31, 2013, we had purchase commitments with certain third party manufacturers for $172.3 million. As of December 31, 2012, we had purchase commitments with certain third party manufacturers for $152.8 million, of which $5.9 million was for yet-to-be-received finished product where title passes to us upon receipt.

        In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.8 million as of December 31, 2013), through a letter of credit that was issued to Finproject S.r.l.

Government Tax Audits

        We are regularly subject to, and are currently undergoing, audits by tax authorities in the United States and several foreign jurisdictions for prior tax years.

        In April 2013, the State of Sao Paulo, Brazil government ("Brazil") assessed sales taxes, interest and penalties for the period April 2009 to May 2011. We had previously tendered these taxes using Brazil obligations purchased at a discount from third parties. On May 22, 2013, we applied for amnesty in order to receive a significant reduction in penalties and interest, agreed to amend our 2009 through 2012 tax returns to remove the Brazil obligations, and agreed to settle the assessment in cash to Brazil. In June 2013, cash payment was made to Brazil, in full satisfaction of the Brazil assessment. Brazil is making court-ordered payments to holders of the Brazil obligations along with accrued interest. The Company anticipates that the Brazil obligations (plus accrued interest) will be paid by Brazil in

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

accordance with the court-orders. The Company is carrying the Brazil obligations at the original discounted cost to the Company and intends to hold the Brazil obligations until paid by Brazil. The net impact of the above is a $6.1 million charge to operating income recorded during the year ended December 31, 2013, and the carrying balance of the Brazil obligations as of December 31, 2013 is $3.5 million, which is recorded in 'Other assets' on the consolidated balance sheets.

        The Company is currently undergoing a tax audit in Canada. We recently received a notice of proposed adjustment on certain transfer pricing items from the Canadian tax authorities, which includes penalties and interest. The proposed adjustment, along with penalties and interest, is currently being reviewed by the Canada Transfer Pricing Review Committee with a decision expected by the end of the first quarter in 2014. We intend to defend our position through litigation if necessary; however, the final outcome of tax audits and related litigation, including the assessment of potentially significant penalties and interest, is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals and could have a material adverse impact on our financial position, results of operations or cash flows.

        See Note 15—Legal Proceedings for further details regarding potential loss contingencies related to government tax audits and other current legal proceedings.

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

        During the first quarter of 2013, we adjusted our operating segment structure for internal reports reviewed by the chief operating decision maker ("CODM") by presenting Japan separate from the Asia Pacific segment. This change was made due to recurring amounts of substantial business activity as well as the macroeconomic environment within Japan, which resulted in the need for a regular review of Japan operating results by management and the CODM in order to better evaluate performance and allocate resources for the consolidated business. Segment information for all periods presented has been reclassified to conform to the fiscal 2013 presentation.

        As a result of the changes discussed above, we have four reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, Japan and Europe. We also have an "Other businesses" category which aggregates insignificant operating segments that do not meet the reportable segment threshold and represent manufacturing operations located in Mexico, Italy and Asia. The composition of our reportable operating segments is consistent with that used by our CODM to evaluate performance and allocate resources.

        Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories to external customers as well as intersegment sales. Revenues of the "Other businesses" category are primarily made up of intersegment sales. The remaining revenues for the "Other businesses" represent non-footwear product sales to external customers. Intersegment sales are not included in the measurement of segment operating income or regularly reviewed by the CODM and are eliminated when deriving total consolidated revenues.

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

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

        The following tables set forth information related to our reportable operating business segments as of and for the years ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
($ thousands)	2013	2012	2011
Revenues:
Americas	$498,552	$495,852	$448,077
Asia Pacific	342,752	292,846	226,961
Japan	134,863	164,565	154,805
Europe	216,259	169,464	170,869

Total segment revenues	1,192,426	1,122,727	1,000,712
Other businesses	254	574	191

Total consolidated revenues	$1,192,680	$1,123,301	$1,000,903

Operating income:
Americas	$61,894 (1)	$85,538 (1)	$70,532
Asia Pacific	80,693 (2)	74,535	52,872
Japan	37,560 (3)	66,293	71,046
Europe	16,192	21,678	37,106

Total segment operating income	196,339	248,044	231,556
Reconciliation of total segment operating income to income before income taxes:
Other businesses	(20,811)	(10,805)	(14,128)
Intersegment eliminations	61	60	66
Unallocated corporate and other(4)	(112,494)	(91,125)	(86,415)

Total consolidated operating income	63,095	146,174	131,079
Foreign currency transaction (gains) losses, net	4,678	2,500	(4,886)
Interest income	(2,432)	(1,697)	(957)
Interest expense	1,016	837	853
Other income, net	(126)	(1,014)	(621)

Income before income taxes	$59,959	$145,548	$136,690

Depreciation and amortization:
Americas	$10,384	$9,849	$9,203
Asia Pacific	5,032	4,869	3,764
Japan	1,454	2,053	2,320
Europe	5,108	3,116	2,584

Total segment depreciation and amortization	21,978	19,887	17,871
Other businesses	8,002	7,003	11,657
Unallocated corporate and other(4)	11,526	9,804	7,735

Total consolidated depreciation and amortization	$41,506	$36,694	$37,263

(1)
Includes $3.9 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively, of asset impairment charges related to 23 and four underperforming retail locations, respectively.

(2)
Includes $0.2 million for the year ended December 31, 2013 of asset impairment charges related to two underperforming retail locations.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

(3)
Includes $6.6 million for the year ended December 31, 2013 of asset impairment charges related to 35 underperforming retail locations.

(4)
Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

        The following table sets forth asset information related to our reportable operating business segments as of December 31, 2013 and December 31, 2012:

($ thousands)	December 31, 2013	December 31, 2012
Assets:
Americas	$139,855	$143,236
Asia Pacific	177,343	170,426
Japan	51,155	111,785
Europe	137,701	85,756

Total segment current assets	506,054	511,203
Other businesses	14,093	14,489
Unallocated corporate and other(1)	63,743	25,738
Deferred tax assets, net	4,440	6,284
Income tax receivable	10,630	5,613
Other receivables	11,942	24,821
Prepaid expenses and other current assets	29,175	24,967

Total current assets	640,077	613,115
Property and equipment, net	86,971	82,241
Intangible assets, net	74,822	59,931
Deferred tax assets, net	19,628	34,112
Other assets	53,661	40,239

Total consolidated assets	$875,159	$829,638

(1)
Corporate assets primarily consist of cash and equivalents.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

        There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2013, 2012 and 2011. The following table sets forth certain geographical and other information regarding our revenues during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
($ thousands)	2013	2012	2011
Product:
Footwear	$1,155,377	$1,076,210	$956,816
Other	37,303	47,091	44,087

Total revenues	$1,192,680	$1,123,301	$1,000,903

Location:
United States	$401,948	$396,121	$355,560
International	790,732	727,180	645,343

Total revenues	$1,192,680	$1,123,301	$1,000,903

Foreign country revenues in excess of 10% of total revenues:
Japan	$134,863	$164,565	$154,805

        The following table sets forth geographical information regarding our property and equipment assets as of December 31, 2013 and 2012:

	December 31,
($ thousands)	2013	2012
Location:
United States	$56,262	$47,587
International	30,709	34,654

Total long-lived assets(1)	$86,971	$82,241

(1)
Not more than 10% of our long-lived assets resided in any individual foreign country in 2013 or 2012.

15. LEGAL PROCEEDINGS

        We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Section 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the "Class Period"). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. LEGAL PROCEEDINGS (Continued)

stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys' fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit. We and those current and former officers and directors named as defendants have entered into a Stipulation of Settlement with the plaintiffs that would, if approved by the United States District Court for the District of Colorado, resolve all claims asserted against us by the plaintiffs on behalf of the putative class, and plaintiffs' appeal would be dismissed. Our independent auditor is not a party to the Stipulation of Settlement. The Stipulation of Settlement received preliminary approval from the District Court on August 28, 2013. It remains subject to customary conditions, including final court approval following notice to stockholders. On February 13, 2014 a final settlement hearing took place and the parties are awaiting a ruling in conjunction with the same. If the settlement becomes final, all amounts required by the settlement will be paid by our insurers. There can be no assurance that the settlement will be finally approved by the District Court, or that approval by the District Court will, if challenged, be upheld by the Tenth Circuit.

        On October 27, 2010, Spectrum Agencies ("Spectrum") filed suit against our subsidiary, Crocs Europe B.V. ("Crocs Europe"), in the High Court of Justice, Queen's Bench Division, Royal Courts of Justice in London, United Kingdom ("UK"). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum's breach of its duty to act in good faith towards Crocs Europe. Spectrum alleges that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum's actions were a breach of its duty to act in good faith towards Crocs Europe the breach was not sufficiently severe to justify termination. We believe that the trial judge erred in his findings and subsequently appealed the judgment. On October 30, 2012, the Court of Appeal handed down its judgment confirming the trial judge's findings. We submitted a request to the Supreme Court seeking permission to appeal. On April 24, 2013 the Supreme Court declined to grant permission to appeal. Given that to date the legal proceedings in this case have only addressed liability, there have been no findings in relation to the amount of compensation or damages other than with respect to legal fees. Under English law, the prevailing party is entitled to reimbursement of reasonable legal fees incurred in the proceedings. The trial of liability and quantum were split by the Court in the interests of case management. The alleged quantum of damages has not been fully pleaded out and will be assessed as part of the forthcoming damages phase. A trial and judgment on damages is expected in approximately 12 months.

        We are currently subject to an audit by U.S. Customs & Border Protection ("CBP") in respect of the period from 2006 to 2010. In the course of the audit, we identified certain valuation errors and tendered approximately $1.4 million in additional duties. Subsequently, we identified additional value errors which will require the payment of additional duties totaling approximately $0.7 million. The exact amount of this additional tender is subject to verification by CBP. In October 2013, CBP issued an audit report to which we filed comments and objections. CBP has projected unpaid duties totaling approximately $12.4 million in connection with various classification errors during the period under

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. LEGAL PROCEEDINGS (Continued)

review. We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the amount projected. CBP is currently reviewing this response. It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute. At this time, it is not possible to determine when a formal notice of claim will be received from CBP. Likewise, it is not possible to predict whether CBP may seek to assert a claim for penalties in addition to any unpaid duties.

        Mexico's Federal Tax Authority ("SAT") audited the period from January 2006 to July 2011. There were two phases to the audit, the first for capital equipment and finished goods and the second for raw materials. The first phase was completed and no major discrepancies were noted by the SAT. On January 9, 2013, Crocs received a notice for the second phase in which the SAT issued a tax assessment (taxes and penalties) of roughly 280.0 million pesos (approximately $22.0 million) based on the value of all of Crocs' imported raw materials during the audit period. We believe that the proposed penalty amount is unfounded and without merit. With the help of local counsel we filed an appeal by the deadline of March 15, 2013. We have argued that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT. In connection with the appeal, the SAT required us to post an appeal surety bond in the amount of roughly 321.0 million pesos (approximately $26.0 million), which amount reflects estimated additional penalties and interest if we are not successful on our appeal. This amount will be adjusted on an annual basis. We are currently awaiting a ruling from the Mexican courts. It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

        As of December 31, 2013, we have accrued a total of $11.8 million relating to these litigation matters and other disputes. We estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0 and $10.6 million in the aggregate, in excess of the amount accrued.

        Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe will have a material adverse impact on our business, financial position, results of operations or cash flows.

16. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

	2013
($ thousands, except per share data)	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Revenues	$311,656	$363,827	$288,524	$228,673
Gross profit	165,849	200,867	153,581	102,901
Asset impairment charges	—	202	—	10,747
Income (loss) from operations	37,650	50,419	17,907	(42,881)
Net income (loss)	$28,961	$35,356	$13,036	$(66,933)
Basic income (loss) per common share	$0.33	$0.40	$0.15	$(0.76)
Diluted income (loss) per common share	$0.33	$0.40	$0.15	$(0.76)

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Continued)

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

        During the three months ended December 31, 2013, we recorded the following charges that affect the comparability of information between periods:

  •
  Tax expenses of $26.8 million related to our cash repatriation activities as well as a valuation allowance adjustment. See Note 11—Income Taxes for further discussions regarding these charges.

  •
  Retail asset impairment charges of $10.4 million for certain underperforming locations in our Americas, Asia Pacific and Europe segments as well as $0.3 million in goodwill impairment charges. See Note 3—Property & Equipment and Note 4—Goodwill & Intangible Assets for further discussions regarding these charges.

  •
  Legal contingency accruals of $5.7 million recorded in selling, general and administrative expenses. See Note 15—Legal Proceedings for further discussions regarding these charges.

  •
  Inventory write-down charges of $3.4 million related to obsolete inventory including raw materials, footwear and accessories. See Note 2—Inventories for further discussions regarding these charges.

  •
  Professional services fees of $1.1 million associated with our recent investment agreement with Blackstone and cash repatriation activities. See Note 17—Subsequent Events for further discussions regarding these charges.

17. SUBSEQUENT EVENTS

        Accounting Standards Update No. 2010-09 to ASC Topic 855, Subsequent Events, requires the Company to disclose the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the date the financial statements were issued, and has determined there are no other subsequent events to be reported, other than as follows:

Issuance of Series A Convertible Preferred Stock to Blackstone

        On January 27, 2014, we issued to Blackstone, and certain of its permitted transferees, 200,000 shares of our Series A Preferred Stock for an aggregate purchase price of $198.0 million, or $990 per share, pursuant to an Investment Agreement between us and Blackstone, dated December 28, 2013 (as amended, the "Investment Agreement"). In connection with the issuance of the Series A Preferred Stock (the "Closing") and pursuant to the Investment Agreement, we paid Blackstone a closing fee of $2.0 million and reimbursed Blackstone's transaction fees and expenses of approximately $4.0 million.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUBSEQUENT EVENTS (Continued)

        Prior to the Closing, we filed with the Secretary of State of the State of Delaware a Certificate of Designations of Series A Convertible Preferred Stock (the "Certificate of Designations") creating the Series A Preferred Stock and establishing the designations, preferences, and other rights of the Series A Preferred Stock. The Certificate of Designations became effective upon filing. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Series A Preferred Stock has a stated value of $1,000 per share, and holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum. If we fail to make timely dividend payments, the dividend rate will increase to 8% per annum until such time as all accrued but unpaid dividends have been paid in full. Holders of Series A Preferred Stock are entitled to receive dividends declared or paid on our common stock and are entitled to vote together with the holders of our common stock as a single class, in each case, on an as-converted basis. Holders of Series A Preferred Stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

        The Series A Preferred Stock is convertible at the option of the holders at any time after the Closing into shares of common stock at an implied conversion price of $14.50 per share, subject to adjustment. At our election, all or a portion of the Series A Preferred Stock will be convertible into the relevant number of shares of common stock on or after the third anniversary of the Closing, if the closing price of the common stock equals or exceeds $29.00 for 20 consecutive trading days. The conversion rate is subject to customary anti-dilution and other adjustments subject to certain share caps and other restrictions.

        At any time after the eighth anniversary of the Closing, we will have the right to redeem and the holders of the Series A Preferred Stock will have the right to require us to repurchase, all or any portion of the Series A Preferred Stock at 100% of the stated value thereof plus all accrued but unpaid dividends. Upon certain change of control events involving us, the holders can require us to repurchase the Series A Preferred Stock at 101% of the stated value thereof plus all accrued but unpaid dividends.

        The Investment Agreement grants Blackstone certain rights to designate directors to serve on our Board. For so long as Blackstone and its permitted transferees (i) beneficially own at least 95% of the Series A Preferred Stock or the as-converted common stock purchased pursuant to the Investment Agreement or (ii) maintain beneficial ownership of at least 12.5% of the our outstanding common stock (the "Two-Director Threshold"), Blackstone will have the right to designate for nomination two directors to our Board. For so long as Blackstone and its permitted transferees beneficially own shares of Series A Preferred Stock or the as-converted common stock purchased pursuant to the Investment Agreement that represent less than the Two-Director Threshold but more than 25% of the number of shares of the as-converted common stock purchased pursuant to the Investment Agreement, Blackstone will have the right to designate for nomination one director to our Board. The directors designated by Blackstone are entitled to serve on Board committees, subject to applicable law and stock exchange rules, and one of such directors must be appointed to the newly-formed committee tasked with identifying a new chief executive officer to fill the vacancy resulting from Mr. McCarvel's resignation.

        Pursuant to the Investment Agreement, Blackstone is subject to certain standstill restrictions which restrict Blackstone from acquiring more than 25% of our outstanding common stock until the date on which Blackstone is no longer entitled to designate any directors to the Board. In addition, subject to certain customary exceptions, Blackstone is restricted from transferring the Series A Preferred Stock

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUBSEQUENT EVENTS (Continued)

until the second anniversary of the Closing and, for so long as any Series A Preferred Stock is outstanding, may not transfer the Series A Preferred Stock to certain of our competitors (as defined in the Investment Agreement) or holders of 25% or more of our common stock. Blackstone also has certain preemptive rights and information rights under the Investment Agreement, which are subject to certain conditions.

Registration Rights Agreement

        On January 27, 2014, we and the Blackstone Purchasers entered into a Registration Rights Agreement (the "Registration Rights Agreement"), pursuant to which we have agreed to provide to the Blackstone Purchasers certain customary demand and piggyback registration rights in respect of the shares of Series A Preferred Stock and any shares of common stock issued upon conversion of the Series A Preferred Stock. The Registration Rights Agreement contains customary terms and conditions, including certain customary indemnification obligations.

Director Resignations and Appointments of New Directors

        On January 24, 2014, Stephen Cannon and Jeffrey Margolis resigned from the Board, effective upon the Closing. Neither Mr. Cannon's nor Mr. Margolis's decision to resign was the result of any disagreement with us on any matter relating to our operations, policies or practices.

        Effective upon the Closing, the Board appointed Prakash Melwani to serve as a Class III director and Gregg Ribatt to serve as a Class I director to fill the vacancies on the Board resulting from the resignations of Messrs. Cannon and Margolis. Messrs. Melwani and Ribatt were designated by Blackstone for election to the Board in accordance with the terms of the Investment Agreement.