Form 10-Q
period 2014-03-31
Crocs, Inc.
filed 2014-05-01
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 000-51754

CROCS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2164234 (I.R.S. Employer Identification No.)

7477 East Dry Creek Parkway, Niwot, Colorado 80503

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

As of April 25, 2014, Crocs, Inc. had 87,532,602 shares of its $0.001 par value common stock outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “ believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would” and similar expressions or variations. Forward-looking statements are subject to risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent filings with the Securities and Exchange Commission. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

1

Crocs, Inc.

Form 10-Q

Quarter Ended March 31, 2014

2

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
($ thousands, except per share data)	2014	2013
Revenues	$312,429	$311,656
Cost of sales	156,202	145,807
Gross profit	156,227	165,849
Selling, general and administrative expenses	139,405	128,199
Income from operations	16,822	37,650
Foreign currency transaction losses, net	2,768	2,600
Interest income	(477)	(306)
Interest expense	191	209
Other income, net	(141)	(28)
Income before income taxes	14,481	35,175
Income tax expense	5,357	6,214
Net income	9,124	28,961
Dividends on Series A convertible preferred shares	2,133	—
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	618	—
Net income attributable to common stockholders	$6,373	$28,961
Net income per common share (Note 11):
Basic	$0.06	$0.33
Diluted	$0.06	$0.33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
($ thousands)	2014	2013
Net income	$9,124	$28,961
Other comprehensive income (loss):
Foreign currency translation	(980)	(4,317)
Reclassification of cumulative foreign exchange translation adjustments to net income, net of tax of $0 and $(3), respectively	—	299
Total comprehensive income	$8,144	$24,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
($ thousands, except number of shares)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$411,806	$317,144
Accounts receivable, net of allowances of $14,513 and $10,513, respectively	206,213	104,405
Inventories	192,376	162,341
Deferred tax assets, net	4,521	4,440
Income tax receivable	14,004	10,630
Other receivables	17,025	11,942
Prepaid expenses and other current assets	34,559	29,175
Total current assets	880,504	640,077
Property and equipment, net	86,413	86,971
Intangible assets, net	81,415	74,822
Deferred tax assets, net	19,688	19,628
Other assets	40,930	53,661
Total assets	$1,108,950	$875,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,130	$57,450
Accrued expenses and other current liabilities	119,127	97,111
Deferred tax liabilities, net	11,193	11,199
Income taxes payable	16,924	15,992
Current portion of long-term borrowings and capital lease obligations	5,192	5,176
Total current liabilities	241,566	186,928
Long term income tax payable	36,508	36,616
Long-term borrowings and capital lease obligations	10,359	11,670
Other liabilities	15,934	15,201
Total liabilities	304,367	250,415

Commitments and contingencies (Note 13)
Series A convertible preferred shares, par value $0.001 per share, 200,000 shares issued and outstanding, redemption amount and liquidation preference of $202,133 and $0 at March 31, 2014 and December 31, 2013, respectively (Note 12)	182,838	—

Stockholders’ equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 91,987,136 and 87,888,964 shares issued and outstanding, respectively, at March 31, 2014 and 91,662,656 and 88,450,203 shares issued and outstanding, respectively, at December 31, 2013	92	92
Treasury stock, at cost, 4,098,172 and 3,212,453 shares, respectively	(68,265)	(55,964)
Additional paid-in capital	325,441	321,532
Retained earnings	350,805	344,432
Accumulated other comprehensive income	13,672	14,652
Total stockholders’ equity	621,745	624,744
Total liabilities, commitments and contingencies and stockholders’ equity	$1,108,950	$875,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
($ thousands)	2014	2013
Cash flows from operating activities:
Net income	$9,124	$28,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,373	10,264
Unrealized (gain) loss on foreign exchange, net	(5,708)	2,982
Provision for doubtful accounts, net	768	697
Share-based compensation	4,621	3,540
Other non-cash items	49	419
Changes in operating assets and liabilities:
Accounts receivable	(103,188)	(87,946)
Inventories	(30,484)	(16,055)
Prepaid expenses and other assets	2,514	(4,354)
Accounts payable	31,675	21,488
Accrued expenses and other liabilities	20,943	5,841
Income taxes	(2,425)	(443)
Cash used in operating activities	(62,738)	(34,606)
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(5,089)	(9,889)
Proceeds from disposal of property and equipment	—	515
Cash paid for intangible assets	(10,247)	(5,745)
Restricted cash	(583)	(1,279)
Cash used in investing activities	(15,919)	(16,398)
Cash flows from financing activities:
Proceeds from preferred stock offering, net of issuance costs of $15.8 million and $0.0 million, respectively	182,220	—
Proceeds from bank borrowings	—	12,173
Repayment of bank borrowings and capital lease obligations	(1,295)	(9,504)
Issuances of common stock	518	603
Purchase of treasury stock	(13,031)	(12,661)
Repurchase of common stock for tax withholding	(669)	—
Cash provided by (used in) financing activities	167,743	(9,389)
Effect of exchange rate changes on cash	5,576	(1,282)
Net increase in cash and cash equivalents	94,662	(61,675)
Cash and cash equivalents—beginning of period	317,144	294,348
Cash and cash equivalents—end of period	$411,806	$232,673
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$152	$499
Income taxes	$7,213	$5,872
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capitalized leases	$—	$61
Accrued purchases of property and equipment	1,612	2,380
Accrued purchases of intangibles	5,088	768
Accrued dividends	2,133	—
Accretion of dividend equivalents	$618	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Accordingly, these statements do not include all of the information and disclosures required by GAAP or SEC rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

Summary of Significant Accounting Policies

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the 2013 Form 10-K. The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in Note 1 — Organization & Summary of Significant Accounting Policies to the consolidated financial statements in the 2013 Form 10-K.

Earnings Per Share - Basic and diluted earnings per common share (“EPS”) is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is a security that may participate in undistributed earnings with common stock had those earnings been distributed in any form. Our recently issued Series A Convertible Preferred Stock (“Series A preferred stock”) represent participating securities as holders of the Series A preferred stock are entitled to receive any and all dividends declared or paid on common stock on an as-converted basis. In addition, shares of our non-vested restricted stock awards are considered participating securities as they represent unvested share-based payment awards containing non-forfeitable rights to dividends. As such, these participating securities must be included in the computation of EPS pursuant to the two-class method on a pro-rata, as-converted basis. Diluted EPS reflects the potential dilution from securities that could share in our earnings. In addition, the dilutive effect of each participating security is calculated using the more dilutive of the two-class method described above, which assumes that the securities remain in their current form, or the if-converted method, which assumes conversion to common stock as of the beginning of the reporting date. Anti-dilutive securities are excluded from diluted EPS. See Note 11—Earnings Per Share for further discussion.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”). This pronouncement provides guidance on financial statement presentation of an unrecognized tax benefit (“UTB”) when a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward exists. Under the pronouncement, an entity must present a UTB, or a portion of the UTB, in the financial statements as a reduction to a deferred tax asset (“DTA”) for an NOL carryforward, a similar tax loss or a tax credit carryforward except when:

1) An NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle that would result from the disallowance of the tax position.

2) The entity does not intend to use the DTA for this purpose (provided that the tax law permits a choice).

If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. This amendment does not affect the amounts disclosed in the tabular reconciliation of the total amounts of UTBs because the tabular reconciliation presents gross amounts of UTBs. This pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. The Company adopted this pronouncement on January 1, 2014. The adoption of this pronouncement did not have a material impact to the Company’s consolidated financial position or results of operations.

2. INVENTORIES

The following table summarizes inventories by major classification as of March 31, 2014 and December 31, 2013:

($ thousands)	March 31, 2014	December 31, 2013
Finished goods	$185,563	$154,272
Work-in-progress	491	685
Raw materials	6,322	7,384
Inventories	$192,376	$162,341

3. PROPERTY & EQUIPMENT

The following table summarizes property and equipment by major classification as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
($ thousands)	2014	2013
Machinery and equipment	$52,843	$52,003
Leasehold improvements	101,761	93,235
Furniture, fixtures and other	25,756	23,653
Construction-in-progress	8,915	16,231
Property and equipment, gross (1)	189,275	185,122
Less: Accumulated depreciation (2)	(102,862)	(98,151)
Property and equipment, net	$86,413	$86,971

(1)         Includes $0.1 million and $0.1 million of certain equipment held under capital leases and classified as equipment as of March 31, 2014 and December 31, 2013, respectively.

(2)         Includes $0.1 million and $0.1 million of accumulated depreciation related to certain equipment held under capital leases as of March 31, 2014 and December 31, 2013, respectively, which are depreciated using the straight-line method over the lease term.

During the three months ended March 31, 2014 and 2013, we recorded $5.4 million and $6.1 million, respectively, in depreciation expense of which $0.5 million and $0.8 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income.

Asset Impairments

We periodically evaluate all of our long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. During the three months ended March 31, 2014 and 2013, we recorded no charges related to asset impairments.

Retail Store Closings

During the three months ended March 31, 2014, we closed two retail locations in our Europe segment which were not scheduled to close until future periods and were selected for closure by management based on historical and projected profitability levels, relocation plans, and other factors. As of March 31, 2014, we recorded a liability of approximately $0.7 million related to these locations in ‘Accrued expenses and other current liabilities’ on the condensed consolidated balance sheets with a related expense in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of income. The calculation of accrued store closing reserves primarily includes future minimum lease payments from the date of closure to the end of the remaining lease term, net of contractual or estimated sublease income. We record the liability at fair value in the period in which the store is closed.

4. GOODWILL & INTANGIBLE ASSETS

The following table summarizes the goodwill and identifiable intangible assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014					December 31, 2013
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$129,013	(1)	$(53,051	)(2)	$75,962	$118,940	(1)	$(49,665	)(2)	$69,275
Customer relationships	6,781		(6,437)		344	6,878		(6,439)		439
Patents, copyrights, and trademarks	6,626		(4,462)		2,164	6,501		(4,272)		2,229
Core technology	4,378		(4,378)		—	4,548		(4,548)		—
Other	981		(636)		345	983		(709)		274
Total finite lived intangible assets	147,779		(68,964)		78,815	137,850		(65,633)		72,217
Indefinite lived intangible assets	101		—		101	97		—		97
Goodwill	2,499		—		2,499	2,508		—		2,508
Intangible assets	$150,379		$(68,964)		$81,415	$140,455		$(65,633)		$74,822

(1)         Includes $4.1 million of software held under a capital lease classified as capitalized software as of March 31, 2014 and December 31, 2013.

(2)         Includes $2.1 million and $1.9 million of accumulated amortization of software held under a capital lease as of March 31, 2014 and December 31, 2013, respectively, which is amortized using the straight-line method over the useful life.

During the three months ended March 31, 2014 and 2013, amortization expense recorded for intangible assets with finite lives was $4.0 million and $4.2 million, respectively, of which $1.3 million and $1.6 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income.

The following table summarizes estimated future annual amortization of intangible assets as of March 31, 2014:

Amortization
Fiscal years ending December 31,	($ thousands)
Remainder of 2014	$10,108
2015	14,717
2016	14,285
2017	11,663
2018	9,702
Thereafter	18,340
Total	$78,815

5. ACCRUED EXPENSES & OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
($ thousands)	2014	2013
Accrued compensation and benefits	$26,559	$26,903
Professional services	19,824	14,128
Fulfillment, freight and duties	15,489	12,565
Sales/use and VAT tax payable	14,393	9,142
Accrued rent and occupancy	11,850	12,198
Accrued legal	10,296	8,722
Customer deposits	7,043	6,940
Dividend payable	2,133	—
Other (1)	11,540	6,513
Total accrued expenses and other current liabilities	$119,127	$97,111

(1)         The amounts in ‘Other’ consist of various accrued expenses and no individual item accounted for more than 5% of the total balance at March 31, 2014 or December 31, 2013.

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables summarize the financial instruments required to be measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

Fair Value as of March 31, 2014
	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets or liabilities	inputs	inputs
($ thousands)	(Level 1)	(Level 2)	(Level 3)	Total	Balance Sheet Classification
Cash equivalents	$118,871	$—	$—	$118,871	Cash and cash equivalents and other current assets

	Fair Value as of December 31, 2013
	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets or liabilities	inputs	inputs
($ thousands)	(Level 1)	(Level 2)	(Level 3)	Total	Balance Sheet Classification
Cash equivalents	$37,870	$—	$—	$37,870	Cash and cash equivalents and other current assets
Derivative assets:
Foreign currency contracts	—	13,501	—	13,501	Prepaid expenses and other current assets and other assets

Derivative liabilities:
Foreign currency contracts	$—	$984	$—	$984	Accrued expense and other current liabilities

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

7. DERIVATIVE FINANCIAL INSTRUMENTS

We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. We have entered into foreign currency exchange forward contracts and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. We do not designate these derivative instruments as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these instruments are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in ‘Foreign currency transaction (gains) losses, net’ in our condensed consolidated statements of income. For purposes of the condensed consolidated statement of cash flows, we classify the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within ‘Cash provided by (used in) operating activities’. See Note 6 — Fair Value Measurements for further details regarding the fair values of the corresponding derivative assets and liabilities. As of March 31, 2014, we did not have derivative assets or liabilities on our condensed consolidated balance sheets as all derivative forward contracts described in the table below were entered into on March 31, 2014.

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at March 31, 2014 and December 31, 2013. The notional amounts of the derivative financial instruments shown below are denominated in their United States (“U.S.”) Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	March 31,	December 31,
($ thousands)	2014	2013
Foreign currency exchange forward contracts by currency:
Japanese Yen	$67,413	$68,707
Euro	52,850	38,577
Russian Ruble	38,754	17,588
British Pound Sterling	36,702	15,487
South Korean Won	34,867	12,100
Singapore Dollar	25,200	28,225
Mexican Peso	18,125	18,350
Australian Dollar	12,689	4,941
New Taiwan Dollar	8,779	3,463
South African Rand	7,746	3,076
Indian Rupee	5,525	2,150
Canadian Dollar	4,972	3,428
Hong Kong Dollar	3,533	1,844
New Zealand Dollar	2,468	943
Swedish Krona	2,222	1,615
Norwegian Krone	388	—
Total notional value, net	$322,233	$220,494

Latest maturity date	May 2014	December 2015

The following table presents the amounts affecting the condensed consolidated statements of income from derivative instruments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Location of (Gain) Loss Recognized in Income on
($ thousands)	2014	2013	Derivatives
Foreign currency exchange forwards	$1,838	$(9,941)	Foreign currency transaction (gains) losses, net

The account ‘Foreign currency transaction gains (losses), net’ on the condensed consolidated statements of income includes both realized and unrealized gains/losses from underlying foreign currency activity and derivative contracts. These gains and losses are reported on a net basis. For the three months ended March 31, 2014, the net loss recognized of $2.8 million recorded on the condensed consolidated statements of income is comprised of a $1.8 million net loss associated with our derivative instruments and a $1.0 million net loss associated with exposure from day-to-day business transactions in various foreign currencies. For the three months ended March 31, 2013, the net loss recognized of $2.6 million recorded on the condensed consolidated statements of income is comprised of a $12.5 million net loss associated with exposure from day-to-day business transactions in various foreign currencies partially offset by a $9.9 million net gain associated with our derivative instruments.

8. REVOLVING CREDIT FACILITY & BANK BORROWINGS

Revolving Credit Facility

On December 16, 2011, we entered into an Amended and Restated Credit Agreement, (as amended, the “Credit Agreement”) with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders.

On March 27, 2014, we entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”), pursuant to which certain terms of the Credit Agreement were amended. The Fourth Amendment primarily (i) alters the minimum fixed charge coverage ratio from 1.25 to 1.00 to a scaled quarterly ratio of 1.15 to 1.00 in the first and second quarters of 2014, 1.20 to

1.00 in the third and fourth quarters of 2014 and 1.25 to 1.00 at the end of each quarter thereafter, and (ii) amends certain definitions of the financial covenants to become more favorable to us.

As of March 31, 2014 and December 31, 2013, we had no outstanding borrowings under the Credit Agreement. As of March 31, 2014 and December 31, 2013, we had issued and outstanding letters of credit of $7.3 million and $7.2 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of March 31, 2014, we were in compliance with all restrictive financial covenants under the Credit Agreement.

Long-term Bank Borrowings

On December 10, 2012, we entered into a Master Installment Payment Agreement (“Master IPA”) with PNC in which PNC finances our purchase of software and services, which may include but are not limited to third party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. The Master IPA was entered into to finance our implementation of a new enterprise resource planning (“ERP”) system which began in October 2012 and is estimated to continue through late 2014. The terms of each note payable under the Master IPA consist of variable interest rates and payment terms based on amounts borrowed and timing of activity throughout the implementation of the ERP system.

As of March 31, 2014 and December 31, 2013, we had $15.5 million and $16.8 million, respectively, of long-term debt outstanding under five separate notes payable under the Master IPA, of which $5.2 million and $5.1 million, respectively, represent current installments. As of March 31, 2014, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the entity, all interest expense incurred under the arrangement has been capitalized to the condensed consolidated balance sheets until the assets are ready for intended use and will be amortized over the useful life of the software upon that date. During the three months ended March 31, 2014 and 2013, we capitalized $0.1 million and $0.0 million, respectively, in interest expense related to this debt arrangement to the condensed consolidated balance sheets.

The aggregate maturities of long-term bank borrowings at March 31, 2014 are as follows (in thousands):

Fiscal years ending December 31,
Remainder of 2014	$5,169
2015	5,305
2016	4,150
2017	885
2018	—
Thereafter	—
Total principal debt maturities	$15,509

9. STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period. During the three months ended March 31, 2014 and 2013, $4.7 million and $3.5 million, respectively, of stock-based compensation expense was recorded, of which $0.1 million and $0.2 million, respectively, related to the implementation of our ERP system was capitalized to intangible assets.

Stock Options

Options granted generally vest over four years with the first year vesting on a cliff basis followed by monthly vesting for the remaining three years.

The following table summarizes the stock option activity for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
Options	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at December 31, 2013 and 2012, respectively	2,105,152	$13.34	2,621,686	$13.03
Granted	24,000	15.33	79,500	15.29
Exercised	(73,557)	7.05	(97,309)	6.20
Forfeited or expired	(35,287)	18.07	(63,200)	18.48
Outstanding at March 31	2,020,308	$13.51	2,540,677	$13.24

Restricted Stock Awards and Units

From time to time, we grant restricted stock awards (“RSA”) and restricted stock units (“RSU”) to our employees. RSAs and RSUs generally vest over three or four years depending on the terms of the grant. Unvested RSAs have the same rights as those of common shares including voting rights and non-forfeitable dividend rights. However, ownership of unvested RSAs cannot be transferred until they are vested. An unvested RSU is a contractual right to receive a share of common stock only upon its vesting. RSUs have dividend equivalent rights which accrue over the term of the award and are paid if and when the RSUs vest, but they have no voting rights.

We typically grant time-based RSUs and performance-based RSUs. Time-based RSUs are typically granted on an annual basis to certain non-executive employees and vest in three annual installments on a straight-line basis beginning one year after the grant date. During the three months ended March 31, 2014 and 2013, the board of directors approved grants of 0.3 million and 0.8 million, respectively, of RSUs to certain non-executives. Performance-based RSUs are typically granted on an annual basis to certain executive employees and consist of a time-based and performance-based component. During the three months ended March 31, 2104 and 2013, the board of directors approved the grant of an aggregate of 1.0 million and 0.6 million, respectively, of RSUs to certain executives as part of a performance incentive program. During the three months ended March 31, 2014 and 2013, we recorded $3.7 million and $2.7 million, respectively, of stock-based payment expense related to RSUs. The following represents the vesting schedule of performance-based RSUs granted in 2014:

Performance Vested RSUs (50% of Award)
Time Vested RSUs (50% of Award)	Performance Goals (weighted equally)	Potential Award	Further Time Vesting
Vest in 3 annual installments beginning one year after the date of grant	Achievement of at least 70% of a one-year cumulative earnings per share performance goal. Achievement of at least 90% of 2014 revenue target.	Executive may earn from 50% to 200% of the target number of RSUs based on the level of achievement of the performance goal.	Earned RSUs vest 50% upon satisfaction of performance goal and 50% one year later.

The following table summarizes the RSA activity for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013 and 2012, respectively	210,490	$13.43	355,509	$13.37
Granted	—	—	—	—
Vested (1)	(15,398)	16.68	(17,206)	16.86
Forfeited or expired	(137,055)	12.44	(10,800)	12.51
Outstanding at March 31	58,037	$14.89	327,503	$13.22

(1)                                 The RSAs vested during the three months ended March 31, 2014 and 2013 consisted entirely of time-based awards.

The following table summarizes the RSU activity for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013 and 2012, respectively	1,965,667	$16.50	1,414,661	$20.61
Granted	1,348,977	16.44	1,406,017	14.94
Vested (1)	(408,564)	17.09	(194,687)	21.19
Forfeited or expired	(292,526)	18.35	(176,447)	24.04
Outstanding at March 31	2,613,554	$16.17	2,449,544	$17.06

(1)         The RSUs vested during the three months ended March 31, 2014 consisted of 30,946 performance-based awards and 377,618 time-based awards. The RSUs vested during the three months ended March 31, 2013 consisted of 52,288 performance-based awards and 142,399 time-based awards.

10. INCOME TAXES

During the three months ended March 31, 2014, we recognized an income tax expense of $5.4 million on pre-tax income of $14.5 million, representing an effective income tax expense rate of 37.0% compared to an income tax expense of $6.2 million on pre-tax income of $35.2 million, representing an effective income tax expense rate of 17.7% for the same period in 2013.

The increase in effective tax rate compared to the same period in 2013 is primarily the result of increased profitability in higher tax jurisdictions and losses recorded in tax jurisdictions for which no tax benefits are being recorded.  Our effective tax rates for all periods presented also differ from the federal U.S. statutory rate due to differences between income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $31.2 million at March 31, 2014 and $31.6 million at December 31, 2013.

11. EARNINGS PER SHARE

The following table illustrates the basic and diluted EPS computations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
($ thousands, except per share data)	2014	2013
Numerator
Net income attributable to common stockholders	$6,373	$28,961
Less: adjustment for income allocated to participating securities	(868)	(115)
Net income attributable to common stockholders - basic and diluted	$5,505	$28,846
Denominator
Weighted average common shares outstanding - basic	88,239	87,781
Plus: dilutive effect of stock options and unvested restricted stock units	1,300	891
Weighted average common shares outstanding - diluted	89,539	88,672
Net income attributable per common share:
Basic	$0.06	$0.33
Diluted	$0.06	$0.33

For the three months ended March 31, 2014 and 2013, approximately 1.5 million options and RSUs in total were not included in the calculation of diluted EPS as their effect would have been anti-dilutive. In addition to the antidilutive effects of options and RSUs, we did not assume the conversion of the Series A preferred stock into common shares for purposes of calculating diluted EPS as the effects would have been anti-dilutive. If converted, as of March 31, 2014, the Series A preferred stock would represent approximately 13.5% of our common stock outstanding or 13.8 million additional common shares. See Note 12 — Series A Preferred Stock for further details regarding the preferred share offering.

Stock Repurchase Plan Authorizations

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. Subject to certain restrictions on repurchases under our revolving credit facility, we have authorization to repurchase up to $350.0 million of our common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice.

During the three months ended March 31, 2014, we repurchased approximately 0.9 million shares at a weighted average price of $14.94 for an aggregate price of approximately $13.0 million excluding related commission charges, under our publicly-announced repurchase plan. As of March 31, 2014, we had approximately $337.0 million available for repurchase under our repurchase authorization.

12. SERIES A PREFERRED STOCK

On January 27, 2014, we issued to Blackstone, and certain of its permitted transferees (together with Blackstone, the “Blackstone Purchasers”), 200,000 shares of our Series A preferred stock for an aggregate purchase price of $198.0 million, or $990 per share, pursuant to an Investment Agreement between us and Blackstone, dated December 28, 2013 (as amended, the “Investment Agreement”). In connection with the issuance of the Series A preferred stock (the “Closing”), we received proceeds of $182.2 million after deducting the issuance discount of $2.0 million and direct and incremental expenses of $15.8 million including financial advisory fees, closing costs, legal expenses and other offering-related expenses.

Participation Rights and Dividends

The Series A preferred stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Series A preferred stock has a stated value of $1,000 per share, and holders of Series A preferred stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum. If we fail to make timely dividend payments, the dividend rate will increase to 8% per annum until such time as all accrued but unpaid dividends have been paid in full. Holders of Series A preferred stock are entitled to receive dividends declared or paid on our common stock and are entitled to vote together with the holders of our common stock as a single class, in each case, on an as-converted basis. As of March 31, 2014, we had accrued dividends of $2.1 million on the condensed consolidated balance sheets, which were paid in cash to Blackstone on April 1, 2014.

Holders of Series A preferred stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

Conversion Features

The Series A preferred stock is convertible at the option of the holders at any time after the Closing into shares of common stock at an implied conversion price of $14.50 per share, subject to adjustment. At our election, all or a portion of the Series A preferred stock will be convertible into the relevant number of shares of common stock on or after the third anniversary of the Closing, if the closing price of the common stock equals or exceeds $29.00 for 20 consecutive trading days. The Series A preferred stock are convertible into 13,793,100 shares of our common stock based on the conversion rate currently in place. The conversion rate is subject to customary anti-dilution and other adjustments.

Redemption Features

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

In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features which are not solely within the control of the issuer are required to be presented outside of permanent equity on the condensed consolidated balance sheets. Under the Investment Agreement and as noted above, the holder has the option to redeem the Series A preferred stock any time after January 27, 2022 or upon a change in control. As such, the Series A preferred stock is presented in temporary or mezzanine equity on the condensed consolidated balance sheets and will be accreted up to the stated redemption value of $202.1 million using an appropriate accretion method over a redemption period of eight years, as this represents the earliest probable date at which the Series A preferred stock will become redeemable.

Designation of Board of Directors

The Investment Agreement grants Blackstone certain rights to designate directors to serve on our Board. For so long as Blackstone and its permitted transferees (i) beneficially own at least 95% of the Series A preferred stock or the as-converted common stock purchased pursuant to the Investment Agreement or (ii) maintain beneficial ownership of at least 12.5% of the our outstanding common stock (the “Two-Director Threshold”), Blackstone will have the right to designate for nomination two directors to our Board. For so long as Blackstone and its permitted transferees beneficially own shares of Series A preferred stock or the as-converted common stock purchased pursuant to the Investment Agreement that represent less than the Two-Director Threshold but more than 25% of the number of shares of the as-converted common stock purchased pursuant to the Investment Agreement, Blackstone will have the right to designate for nomination one director to our Board. The directors designated by Blackstone are entitled to serve on Board committees, subject to applicable law and stock exchange rules, and one of such directors must be appointed to the newly-formed committee tasked with identifying a new chief executive officer to fill the vacancy resulting from Mr. McCarvel’s resignation.

Restrictions of the Holder

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

Registration Rights Agreement

On January 27, 2014, we and the Blackstone Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which we have agreed to provide to the Blackstone Purchasers certain customary demand and piggyback registration rights in respect of the shares of Series A preferred stock and any shares of common stock issued upon conversion of the Series A preferred stock. The Registration Rights Agreement contains customary terms and conditions, including certain customary indemnification obligations.

13. COMMITMENTS & CONTINGENCIES

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

The following table summarizes the composition of rent expense under operating leases for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Minimum rentals (1)	$29,242	$24,270
Contingent rentals	2,423	2,496
Less: Sublease rentals	(180)	(156)
Total rent expense	$31,485	$26,610

(1)         Minimum rentals include all lease payments as well as fixed and variable common area maintenance (“CAM”), parking and storage fees, which were approximately $2.4 million during the three months ended March 31, 2014 and 2013.

Purchase Commitments

As of March 31, 2014, we had purchase commitments with certain third party manufacturers for $210.4 million.

Government Tax Audits

We are regularly subject to, and are currently undergoing, audits by tax authorities in the United States and several foreign jurisdictions for prior tax years.

In April 2014, we received a notice of proposed assessment on certain transfer pricing items from Canadian tax authorities, which closes the ongoing audit of our Canada operations through 2011. The assessment, along with the estimated impact on certain Canadian provinces, is less than the amount of the uncertain tax benefits recorded, and therefore, will result in a net tax benefit of approximately $2.2 million in the quarter ending June 30, 2014. We intend to pay the assessment, which includes tax and interest for these periods.

See Note 15—Legal Proceedings for further details regarding potential loss contingencies related to government tax audits and other current legal proceedings.

14. OPERATING SEGMENTS & GEOGRAPHIC INFORMATION

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

The following table sets forth information related to our reportable operating business segments during the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
($ thousands)	2014	2013
Revenues:
Americas	$117,120	$129,429
Asia Pacific	101,865	90,457
Japan	29,050	30,359
Europe	64,136	61,346
Total segment revenues	312,171	311,591
Other businesses	258	65
Total consolidated revenues	$312,429	$311,656

Operating income:
Americas	$13,437	$20,813
Asia Pacific	27,683	27,103
Japan	6,462	7,560
Europe	7,539	12,671
Total segment operating income	55,121	68,147

Reconciliation of total segment operating income to income before income taxes:
Other businesses	(3,756)	(3,877)
Intersegment eliminations	15	15
Unallocated corporate and other (1)	(34,558)	(26,635)
Total consolidated operating income	16,822	37,650
Foreign currency transaction losses, net	2,768	2,600
Interest income	(477)	(306)
Interest expense	191	209
Other income, net	(141)	(28)
Income before income taxes	$14,481	$35,175

Depreciation and amortization:
Americas	$2,448	$2,542
Asia Pacific	1,406	1,278
Japan	334	401
Europe	902	1,150
Total segment depreciation and amortization	5,090	5,371
Other businesses	1,599	2,117
Unallocated corporate and other (1)	2,684	2,776
Total consolidated depreciation and amortization	$9,373	$10,264

(1)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

The following table sets forth asset information related to our reportable operating business segments as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
($ thousands)	2014	2013
Assets:
Americas	$200,229	$139,855
Asia Pacific	204,536	177,343
Japan	51,154	51,155
Europe	139,142	137,701
Total segment current assets	595,061	506,054
Other businesses	21,710	14,093
Unallocated corporate and other(1)	193,624	63,743
Deferred tax assets, net	4,521	4,440
Income tax receivable	14,004	10,630
Other receivables	17,025	11,942
Prepaid expenses and other current assets	34,559	29,175
Total current assets	880,504	640,077
Property and equipment, net	86,413	86,971
Intangible assets, net	81,415	74,822
Deferred tax assets, net	19,688	19,628
Other assets	40,930	53,661
Total consolidated assets	$1,108,950	$875,159

(1)         Corporate assets primarily consist of cash and equivalents which increased predominately due to net cash proceeds from our investment with Blackstone. See Note 12 — Series A Preferred Stock for further details regarding the preferred share offering.

15. LEGAL PROCEEDINGS

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Sections 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit. We and those current and former officers and directors named as defendants have entered into a Stipulation of Settlement with the plaintiffs that would, if approved by the United States District Court for the District of Colorado, resolve all claims asserted against us by the plaintiffs on behalf of the putative class, and plaintiffs’ appeal would be dismissed. Our independent auditor is not a party to the Stipulation of Settlement. The Stipulation of Settlement received preliminary approval from the District Court on August 28, 2013. It remains subject to customary conditions, including final court approval following notice to stockholders. On February 13, 2014, a final settlement hearing took place and the parties are awaiting a final ruling on the settlement. If the settlement becomes final, all amounts required by the settlement will be paid by our insurers. There can be no assurance that the settlement will be finally approved by the District Court, or that approval by the District Court will, if challenged, be upheld by the Tenth Circuit.

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

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010.  In October 2013, CBP issued a revised final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review (a reduction from $14.3 million in the preliminary draft report issued in 2012).  We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection.  It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute.  CBP has stated that the final report will recommend collection of the duties due.  At this time, it is not possible to determine precisely when a notice of claim will be received from CBP, but currently we anticipate a notice of claim could be received sometime in the second or third quarter of 2014.  Likewise, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

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

As of March 31, 2014, we have accrued a total of $13.4 million relating to these litigation matters and other disputes. We estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0 and $10.3 million in the aggregate, in excess of the amount accrued.

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

As a global company, we have significant revenues and costs denominated in currencies other than the U. S. Dollar. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our revenues. Likewise, we expect our subsidiaries with functional currencies other than the United States (“U.S.”) Dollar will continue to represent a substantial portion of our overall gross margin and related expenses. Accordingly, changes in foreign currency exchange rates could materially affect revenues and costs or the comparability of revenues and costs from period to period as a result of translating our financial statements into our reporting currency.

Recent Events

On January 27, 2014, we issued to Blackstone Capital Partners VI L.P. (“Blackstone”) and certain of its permitted transferees, 200,000 shares of our Series A Convertible Preferred Stock (“Series A preferred stock”) for an aggregate purchase price of $198.0 million, or $990 per share, pursuant to an Investment Agreement between us and Blackstone, dated December 28, 2013 (as amended, the “Investment Agreement”). In connection with the issuance of the Series A preferred stock (the “Closing”) and pursuant to the Investment Agreement, we paid Blackstone a closing fee of $2.0 million, reimbursed Blackstone’s transaction fees and expenses of approximately $4.0 million and incurred additional expenses of $9.8 million associated with the closing of the deal for net cash proceeds of $182.2 million. As of March 31, 2014, the Blackstone investment represents approximately 13.5% ownership of the Company on an as-converted basis. We believe this investment provides an opportunity to drive stockholder value and refine the strategic direction of the business.

Financial Highlights

During the three months ended March 31, 2014, we continued to experience strong revenue and operating results in our Asia Pacific segment as market demand continues to exceed expectations. We also experienced steady revenue growth in our Europe segment despite sudden unfavorable exchange rates between the Russian Ruble and the U.S. Dollar initiated by political turmoil, which impacted segment revenues by approximately $0.8 million. Operating results for our Europe segment were down due to several factors including lower gross margins due to product mix and a charge of $1.4 million related to on-going litigation. Similar to other retailers, we experienced a difficult business environment in late March in our Americas and Europe segments primarily associated with the impact of the shift of the Easter holiday from March in 2013 into April in 2014. In addition, we continue to see challenges in our Americas wholesale market as accounts remain lean on inventory. We continue to face macroeconomic challenges in our Japan segment. On a constant-currency basis, our Japan segment performed stronger than prior year; however, limited ability for growth in Japan due to macroeconomic turmoil continues to present challenges for the business as we saw the lingering decline of Japanese Yen decrease year-over-year revenues by almost $2.9 million and operating income by $0.5 million.

Globally, we are focused on expanding and improving current relationships with wholesale partners; however, as mentioned above, wholesale accounts remaining lean on inventory levels coupled with conservative at-once ordering affected our first quarter results when compared to prior year. Despite the timing of the Easter holiday and difficult retail markets in certain areas around the globe, we experienced a $6.1 million, or 8.6%, increase in retail channel revenues on a constant currency basis primarily through the addition of 76 global retail locations (net of store closures) partially offset by a 1.5% decrease in comparable store sales compared to prior year. As we continue to diversify our product line with new footwear brands such as the Stretch Sole and Busy Day and carryover products such as the Huarache and A-Leigh wedge, we are experiencing a reduction in clog sales as a percentage of revenues. During the three months ended March 31, 2014, clog silhouettes represented approximately 42% of sales as compared to 47% in 2013. This decrease in clog sales and higher percentage of loafers and other non-fully molded casual footwear styles contributed to lower margins.

Following the closing of the Blackstone investment and the announcement of the resignation of our President and CEO, we have identified key areas of focus for the business going forward; however, we are entering a time of transition as we refocus our strategy on enhancing returns for stockholders and becoming the leading brand in casual lifestyle footwear. We believe the investment by Blackstone conveys a strong financial commitment in our brand and, coupled with our strong balance sheet, will enhance our long-term growth strategy.

The following are the more significant developments in our businesses during the three months ended March 31, 2014:

•                  Revenues increased $0.8 million, or 0.2%, to $312.4 million compared to 2013. Revenue growth was predominately driven by a global average selling price increase of 2.5% realized through new and classic product expansion.

•                  Gross profit decreased $9.6 million, or 5.8%, to $156.2 million and gross margin percentage decreased 320 basis points, or 6.0%, to 50.0% compared to 2013. The decline in gross margin percentage is primarily driven by the evolution of our product assortment and is consistent with our product strategy. As we expand our product lines, product mix shifts into styles that may utilize more expensive materials such as textile fabric and leather compared to the traditional clog.

•                  Selling, general and administrative expenses increased $11.2 million, or 8.7%, to $139.4 million compared to 2013. Selling, general and administrative expenses continued to rise as we increased fixed charges as a result of global retail expansion. In addition, we experienced an increase of $6.3 million in expenses that we believe to be non-indicative of our underlying business trends including restructuring charges as a result of transition activities, additional operating expenses related to our ERP implementation, charges related to on-going litigation and a liability for two accelerated store closures in Europe.

•                  Net income attributable to common stockholders decreased $22.6 million, or 78.0%, to $6.4 million compared to 2013 driving our diluted earnings per share from $0.33 to $0.06. This decrease is primarily attributable to the gross profit decrease and selling, general and administrative expenses increase mentioned above as well as dividends declared on our Series A preferred stock and dividend equivalents as a result of our recent investment from Blackstone, which contributed a decrease of $2.8 million in net income or $0.04 in diluted earnings per share.

•                  We have begun to slow our expansion of our retail channel locations and focus on the long-term profitability of current locations. We opened four global retail locations in the first quarter 2014 as compared to ten global retail locations in the first quarter of 2013. In January 2014, we opened our much anticipated three-story flagship location with approximately 4,500 square feet of selling space in a 13,600 square foot building located on 34th Street in New York. In addition, we closed two locations in our Europe segment which were not scheduled to close until future periods and were selected for closure by management based on historical and projected profitability levels, relocation plans, and other factors.

•                  We continue to fund the implementation of our customized and fully integrated operations, accounting, and finance ERP system, which is expected to launch globally in late 2014. The introduction of the new ERP system to our current environment will allow for seamless and high-quality data across the Company. As of March 31, 2014, total costs to date related to the ERP implementation were $52.4 million, of which $43.6 million was capitalized and $8.8 million was expensed. As of March 31, 2014, we had $15.5 million in outstanding borrowings related to the ERP system under a Master Installment Payment Agreement (“Master IPA”) with PNC Equipment Finance, LLC (“PNC Equipment”).

•                  We repurchased approximately 0.9 million shares at an average price of $14.94 per share for an aggregate price of approximately $13.0 million excluding related commission charges, under our publicly-announced repurchase plan. As of March 31, 2014, we had approximately $337.0 million available for repurchase under our repurchase authorization.

Remaining 2014 Outlook

Given the recent events including the investment from Blackstone and the resignation of our CEO, we will undergo some strategic transitioning during the next fiscal year to refine our short-term and long-term growth strategies, which will include prioritizing earnings growth, and our focus on becoming the leading brand in casual lifestyle footwear. The investment by Blackstone is a vote of confidence in our company and our brand, and we anticipate both will benefit from Blackstone’s financial, consumer, retail and brand experience. Due to these recent events and additional changes expected in 2014, we expect an environment that is more challenging to predict the impact on our business, financial position and results of operations.

We began 2014 with a renewed sense of focus and an emphasis on delivering stockholder value. In April of 2014, we repurchased an additional 0.3 million shares; however, we intend to be patient, methodical and opportunistic in the execution of our buyback plan. In addition, we are excited about the early success of our new product launches for spring/summer, including the Stretch Sole and Busy Day, as well as carryover products such as the Huarache and A-Leigh wedge, which are proving more successful in their second seasons. Entering the second quarter, our backlog was up approximately $57.4 million to $350.3 million. The following table summarizes wholesale backlog by reportable operating segment as of March 31, 2014 and 2013:

	March 31,
($ thousands)	2014	2013
Americas	$107,275	$95,701
Asia Pacific	124,487	113,972
Japan	52,687	49,394
Europe	65,841	33,871
Total backlog (1)	$350,290	$292,938

(1)  We receive a significant portion of orders from our wholesale customers and distributors that remain unfilled as of any date and, at that point, represent orders scheduled to be shipped at a future date. We refer to these unfilled orders as backlog. While all orders in our backlog are subject to cancellation by customers, we expect that the majority of such orders will be filled within one year. Backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of product shipments. Further, the mix of future and immediate delivery orders can vary significantly period over period. Backlog only relates to wholesale and distributor orders for the next season and current season fill-in orders and excludes potential sales in our retail and internet channels. Backlog also is affected by the timing of customers’ orders and product availability. Due to these factors and since the unfulfilled orders can be canceled at any time prior to shipment by our customers, we believe that backlog may be an imprecise indicator of future revenues that may be achieved in a fiscal period and comparisons of backlog from period to period may be misleading. In addition, our historical cancellation experience may not be indicative of future cancellation rates.

We have implemented several investment strategies that we believe will drive revenue growth while improving the operational and technological efficiency of the business. In 2014, as we intend to increasingly focus on profitable growth and retail excellence, we will moderate the pace of our investments in new retail stores as well as consolidate some existing locations. We remain in the testing and development phase of our ERP system implementation. This implementation represents the beginning of a transformational change intended to improve our operational efficiency as we adapt as a global company. We expect to launch our new ERP system globally in late 2014.

Overall, the organization is focused on delivering stockholder value through our focus on casual lifestyle footwear sales and balancing long-term global growth between company-operated retail locations, partner store and multiband independent wholesale accounts and internet sites in local languages.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,		Change
($ thousands, except per share data and average footwear selling price)	2014	2013	$		%
Revenues	$312,429	$311,656	$773		0.2%
Cost of sales	156,202	145,807	10,395		7.1
Gross profit	156,227	165,849	(9,622)		(5.8)
Selling, general and administrative expenses	139,405	128,199	11,206		8.7
Income from operations	16,822	37,650	(20,828)		(55.3)
Foreign currency transaction losses, net	2,768	2,600	168		6.5
Interest income	(477)	(306)	(171)		55.9
Interest expense	191	209	(18)		(8.6)
Other income, net	(141)	(28)	(113)		403.6
Income before income taxes	14,481	35,175	(20,694)		(58.8)
Income tax expense	5,357	6,214	(857)		(13.8)
Net income	9,124	28,961	(19,837)		(68.5)
Dividends on Series A convertible preferred shares	2,133	—	2,133		—
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	618	—	618		—
Net income attributable to common stockholders	$6,373	$28,961	$(22,588)		(78.0)%

Net income per common share:
Basic	$0.06	$0.33	$(0.27)		(81.1)%
Diluted	$0.06	$0.33	$(0.27)		(81.4)%
Gross margin	50.0%	53.2%	(320	)bps	(6.0)%
Operating margin	5.4%	12.1%	(670)	bps	(55.4)%
Footwear unit sales	14,981	15,291	(310)		(2.0)%
Average footwear selling price	$20.39	$19.89	$0.50		2.5%

Revenues. During the three months ended March 31, 2014, revenues increased $0.8 million, or 0.2%, compared to the same period in 2013, primarily due to an increase of $0.50 per unit, or 2.5%, in average footwear selling price primarily driven by new product introductions and a product mix shift from clogs to non-clog styles. This increase was partially offset by a decrease of 0.3 million, or 2.0%, in global footwear unit sales.

For the three months ended March 31, 2014, revenues from our wholesale channel decreased $3.0 million, or 1.4%, compared to 2013, which was primarily driven by decreased wholesale demand in our Americas and Japan segments partially offset by increased wholesale sales in our Asia Pacific and Europe segments. Wholesale decreases were primarily driven by lower than anticipated at-once sales as a result of accounts remaining lean on inventory in our Americas segment and continued macroeconomic pressure leading to unfavorable exchange rates between the Japanese Yen and U.S. Dollar in our Japan segment.

For the three months ended March 31, 2014, revenues from our retail channel increased $4.5 million, or 6.3%, compared to 2013, which was primarily driven by our global retail expansion as we opened 76 company-operated stores (net of store closures) since March 31, 2013 partially offset by a 1.5% decrease in comparable store sales.  Although we expanded our global retail presence in 2013, we have begun to and plan on continuing to moderate the pace of our retail expansion in 2014 with a focus on consolidating and enhancing the profitability of existing locations. This increase was driven by a global balance as we realized retail revenue growth in all four segments with key growth in our Asia Pacific and Europe markets. Although our retail channel grew in each of our geographical segments on a year-over-year basis, we experienced lower retail sales in our Americas and Europe segments driven by the shift of the Easter holiday from March in 2013 to April in 2014 and continue to see weakness in consumer spending in our Japan segment as lingering effects of recessionary traffic continues to impact retail markets.

For the three months ended March 31, 2014, revenues from our internet channel decreased $0.7 million, or 3.3%, compared to 2013, which was primarily driven by decreased internet sales in Americas and Japan partially offset by increased internet sales in Europe and Asia Pacific. Our internet sales totaled approximately 6.3% and 6.5% of our consolidated net sales in the three months ended March 31, 2014 and 2013, respectively. We continue to increase our online presence by adding new webstores worldwide enabling us to have increased access to our customers in a low cost, attractive manner and providing an opportunity to educate them about our products and brand.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency during the three months ended March 31, 2014 decreased our revenues by $3.9 million compared to 2013. The majority of this decrease was related to the decrease in value of the Japanese Yen, Brazilian Real and Russian Ruble compared to the U.S. Dollar partially offset by an increase in the Euro compared to the U.S. Dollar.

The following table summarizes our total revenue by channel for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Change		Constant Currency Change(1)
($ thousands)	2014	2013	$	%	$	%
Channel revenues:
Wholesale:
Americas	$70,175	$81,604	$(11,429)	(14.0)%	$(10,294)	(12.6)%
Asia Pacific	77,997	69,554	8,443	12.1	8,888	12.8
Japan	21,047	22,527	(1,480)	(6.6)	536	2.4
Europe	47,780	46,533	1,247	2.7	(325)	(0.7)
Other businesses	258	65	193	296.9	166	255.4
Total Wholesale	217,257	220,283	(3,026)	(1.4)	(1,029)	(0.5)
Consumer-direct:
Retail:
Americas	36,581	35,904	677	1.9	1,089	3.0
Asia Pacific	22,119	19,597	2,522	12.9	3,007	15.3
Japan	6,130	5,901	229	3.9	930	15.8
Europe	10,730	9,689	1,041	10.7	1,085	11.2
Total Retail	75,560	71,091	4,469	6.3	6,111	8.6
Internet:
Americas	10,364	11,921	(1,557)	(13.1)	(1,444)	(12.1)
Asia Pacific	1,749	1,306	443	33.9	548	42.0
Japan	1,873	1,931	(58)	(3.0)	166	8.6
Europe	5,626	5,124	502	9.8	337	6.6
Total Internet	19,612	20,282	(670)	(3.3)	(393)	(1.9)
Total revenues:	$312,429	$311,656	$773	0.2%	$4,689	1.5%

(1)     Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for more information.

The table below illustrates the overall growth in the number of our company-operated retail locations by type of store and reportable operating segment from December 31, 2012 to March 31, 2014:

Company-operated retail locations:	December 31, 2012	Opened	Closed	March 31, 2013	Opened	Closed	December 31, 2013	Opened	Closed	March 31, 2014
Type:
Kiosk/Store in Store	121	6	(11)	116	17	(11)	122	2	(4)	120
Retail Stores	287	17	(9)	295	50	(18)	327	14	(7)	334
Outlet Stores	129	7	—	136	36	(2)	170	9	(10)	169
Total	537	30	(20)	547	103	(31)	619	25	(21)	623
Operating segment:
Americas	199	8	(4)	203	27	(14)	216	4	(7)	213
Asia Pacific	201	6	(12)	195	55	(14)	236	15	(11)	240
Japan	40	6	—	46	5	(2)	49	4	(1)	52
Europe	97	10	(4)	103	16	(1)	118	2	(2)	118
Total	537	30	(20)	547	103	(31)	619	25	(21)	623

The table below sets forth our comparable store sales by reportable operating segment for the year ended March 31, 2014 as compared to 2013:

	Constant Currency	Constant Currency
	Three Months Ended	Three Months Ended
Comparable store sales (1)	March 31, 2014(2)	March 31, 2013(2)
Americas	(5.0)%	(10.3)%
Asia Pacific	4.5	7.3
Japan	(0.1)	(5.8)
Europe	0.6	(7.3)
Global	(1.5)%	(5.2)%

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

Gross profit. During the three months ended March 31, 2014, gross profit decreased $9.6 million, or 5.8%, compared to 2013, which was primarily attributable to a $10.4 million, or 7.1%, increase in cost of sales, partially offset by the 0.2% increase in revenues as a result of higher average footwear selling prices. Gross margin percentage decreased 320 basis points compared to 2013. The decline in gross margin percentage is primarily driven by the evolution of our product assortment and is consistent with our product strategy. As we expand our product lines, product mix shifts into styles that may utilize more expensive materials such as textile fabric and leather compared to the traditional clog. In addition, we experienced increased duties and labor costs in order to meet product demand.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the three months ended March 31, 2014 decreased our gross profit by $1.7 million compared to 2013. The majority of this decrease was related to the decrease in value of the Japanese Yen, Brazilian Real and Russian Ruble compared to the U.S. Dollar partially offset by an increase in the Euro compared to the U.S. Dollar.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.2 million, or 8.7%, during the three months ended March 31, 2014 compared to 2013. The increase in selling, general and administrative expenses is primarily due to:

(i) an increase of $4.9 million, or 9.0%, related to the global expansion of our retail channel, in which we opened 76 company-operated stores (net of store closures) during the year. This increase includes $3.8 million of additional building expenses such as rent, maintenance fees and store closure costs, $1.3 million in additional labor expenses and $0.9 million in outside services partially offset by a decrease in miscellaneous expenses of $0.6 million;

(ii) an increase of $3.8 million, or 11.6%, related to non-retail labor charges which includes variable and stock compensation related to certain restructuring activities as well as severance package expenses primarily related to the resignation of our CEO;

(iii) an increase of $0.9 million, or 8.5%, related to non-retail professional expenses related to various litigation services, consulting fees, contract labor and other outside services. This increase includes $1.4 million of additional charges related to on-going litigation partially offset by a $0.5 million decrease in outside services; and

(iv) an increase of $0.7 million in non-retail marketing expenses, which was part of a company-wide initiative to increase advertising and agency services in order to help drive demand.

As a percentage of revenue, selling, general and administrative expenses increased 8.5%, or 350 basis points, to 44.6% during the three months ended March 31, 2014 compared to 2013.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the three months ended March 31, 2014, decreased selling, general and administrative expenses by approximately $1.6 million compared to 2013. The majority of this decrease was related to the decrease in value of the Japanese Yen, Brazilian Real and Russian Ruble compared to the U.S. Dollar partially offset by an increase in the Euro compared to the U.S. Dollar.

Foreign Currency Transaction Losses. The line item entitled ‘Foreign currency transaction (gains) losses, net’ is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the three months ended March 31, 2014, losses on foreign currency transactions increased $0.2 million, or 6.5%, compared to 2013. This increase is primarily related to an $11.7 million decrease in net gains associated with our derivative instruments and our ability to hedge foreign currency fluctuations through undesignated forward instruments compared to 2013. This difference was partially offset by an $11.5 million decrease in net losses associated with exposure from day-to-day business transactions in various foreign currencies compared to 2013.

Income tax expense. During the three months ended March 31, 2014, income tax expense decreased $0.9 million. Our effective tax rate increased 19.3% compared to the same period in 2013, as a result of increased profitability in higher tax jurisdictions and losses recorded in tax jurisdictions for which no tax benefits are being recorded. Our effective tax rate of 37.0% for the three months ended March 31, 2014 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between U.S. and foreign jurisdictions and due to increased profitability in higher tax jurisdictions.

Presentation of Reportable Segments

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

Comparison of the Three Months Ended March 31, 2014 and 2013 by Segment

The following table sets forth information related to our reportable operating business segments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Change		Constant Currency Change (4)
($ thousands)	2014	2013	$	%	$	%
Revenues:
Americas	$117,120	$129,429	$(12,309)	(9.5)%	$(10,649)	(8.2)%
Asia Pacific	101,865	90,457	11,408	12.6	12,443	13.8
Japan	29,050	30,359	(1,309)	(4.3)	1,632	5.4
Europe	64,136	61,346	2,790	4.5	1,097	1.8
Total segment revenues	312,171	311,591	580	0.2	4,523	1.5
Other businesses	258	65	193	296.9	166	255.4
Total consolidated revenues	$312,429	$311,656	$773	0.2%	$4,689	1.5%
Operating income (loss):
Americas	$13,437	$20,813	$(7,376)	(35.4)%	$(7,415)	(35.6)%
Asia Pacific	27,683	27,103	580	2.1	574	2.1
Japan	6,462	7,560	(1,098)	(14.5)	(574)	(7.6)
Europe	7,539	12,671	(5,132)	(40.5)	(5,477)	(43.2)
Total segment operating income	55,121	68,147	(13,026)	(19.1)	(12,892)	(18.9)
Other businesses(1)	(3,756)	(3,877)	121	(3.1)	360	(9.3)
Intersegment eliminations	15	15	—	0.0	—	—
Unallocated corporate and other(2)	(34,558)	(26,635)	(7,923)	29.7	(7,889)	29.6
Total consolidated operating income(3)	$16,822	$37,650	$(20,828)	(55.3)%	$(20,421)	(54.2)%

(1)   During the three months ended March 31, 2014, operating losses of Other businesses decreased $0.1 million compared to 2013, primarily due to a $0.3 million increase in gross margin partially offset by $0.2 million increase in selling, general and administrative expenses.

(2)   Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the three months ended March 31, 2014, Unallocated corporate and other expenses increased $7.9 million compared to the same period in 2013, primarily due to a $6.8 million increase in selling, general and administrative costs due to severance expenses, bonuses and consulting fees related to recent restructuring activities and our investment agreement with Blackstone as well as operating expenses related to the implementation of our ERP system.

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

Americas Operating Segment. During the three months ended March 31, 2014, revenues from our Americas segment decreased $12.3 million, or 9.5%, compared to 2013 primarily due to an 11.4% decrease in footwear units sold and a $1.7 million unfavorable impact from foreign currency fluctuations driven by weakening of the Brazilian Real against the U.S. Dollar. This decrease was partially offset by a 2.1% increase in average footwear unit selling price. During the three months ended March 31, 2014, revenue declines for the region were realized primarily in the wholesale channel which decreased $11.4 million, or 14.0%, and in the internet channel which decreased $1.6 million, or 13.1% compared to 2013. The decrease in wholesale channel revenue was predominately driven by lower than anticipated at-once sales as a result of accounts remaining lean on inventory. The decrease in internet channel revenue was predominately driven by a decrease in average footwear selling price related to internet sales. Partially offsetting these decreases in wholesale and internet channel revenues was an increase of $0.7 million, or 1.9%, in our retail channel, which is primarily the result of the addition of ten company-operated stores (net of store closures) since March 31, 2013. This increase in retail revenue was partially offset by a 5.0% decrease in comparable store sales and the shift of the Easter holiday from March in 2013 to April in 2014. During the three months ended March 31, 2014, segment operating income decreased $7.4 million, or 35.4%, compared to 2013 driven predominately by the revenue decrease noted above and a decrease in segment gross margins of 310 basis points, or 6.3%. Partially offsetting these decreases was a $2.3 million, or 5.3%, decrease in selling, general and administrative expenses compared to 2013.

Asia Pacific Operating Segment. During the three months ended March 31, 2014, revenues from our Asia Pacific segment increased $11.4 million, or 12.6%, compared to 2013 primarily due to a 8.3% increase in average footwear selling price and a 4.8% increase in footwear units sold. These increases were partially offset by a $1.0 million unfavorable impact from foreign currency fluctuations. During the three months ended March 31, 2014, we realized revenue growth in the region in all three channels compared to 2013. Our wholesale channel revenue increased $8.4 million, or 12.1%, primarily due to the expansion of our wholesale doors and the continued support from existing customers. Our direct-to-consumer channel revenues increased $3.0 million, or 14.2%, primarily due to the addition of 45 company-operated stores (net of store closures) since March 31, 2013 coupled with a 4.5% increase in comparable store sales. During the three months ended March 31, 2014, segment operating income increased $0.6 million, or 2.1%, compared to 2013 driven predominately by the revenue increase noted above. Partially offsetting this increase was a $2.9 million, or 10.6%, increase in selling, general and administrative expenses compared to 2013 driven predominantly by the expansion of our retail channel and increased salaries and wages as we added approximately 54 full-time employees to our growing Asia Pacific business, and a decrease in segment gross margins of 330 basis points, or 5.5%.

Japan Operating Segment.    During the three months ended March 31, 2014, revenues from our Japan segment decreased $1.3 million, or 4.3%, compared to 2013 primarily due to a 13.7% decrease in average footwear selling price and a $2.9 million unfavorable impact from foreign currency fluctuations. These decreases were partially offset by an 11.1% increase in footwear unit sales. During the three months ended March 31, 2014, revenue declines for the region were realized primarily in the wholesale channel which decreased $1.5 million, or 6.6%, compared to 2013. This decrease was mainly due to a soft wholesale market and slow sell-through of inventory as a result of macroeconomic declines. Partially offsetting this decrease in wholesale channel revenues was an increase of $0.2 million, or 2.2%, in our direct-to-consumer channel revenues which is primarily the result of the addition of six company-operated stores (net of store closures) since March 31, 2013. During the three months ended March 31, 2014, segment operating income decreased $1.1 million, or 14.5%, compared to 2013 driven predominately by the revenue decrease noted above, a $0.5 million unfavorable impact from foreign currency fluctuations and a decrease in segment gross margins of 220 basis points, or 4.0%. Partially offsetting these decreases was a $0.3 million, or 2.8%, decrease in selling, general and administrative expenses compared to 2013.

Europe Operating Segment. During the three months ended March 31, 2014, revenues from our Europe segment increased $2.8 million, or 4.5%, compared to 2013 primarily due to a 5.2% increase in footwear units sold. This increase was partially offset by a 0.7% decrease in average footwear selling price. In addition to sales metrics, our Europe segment realized a $2.5 million favorable impact from foreign currency fluctuations on segment revenues driven by the strengthening of the Euro and British Pound Sterling, which was partially offset by a $0.8 million unfavorable impact from foreign currency fluctuations on segment revenues as a result of the sudden weakening of the Russian Ruble against the U.S. Dollar throughout the quarter due to political uncertainty. During the three months ended March 31, 2014, we realized revenue growth in the region in all three channels compared to 2013 despite the impact of the Easter holiday moving from March in 2013 to April in 2014. Our direct-to-consumer channel revenues increased $1.5 million, or 10.4%, primarily due to the addition of 15 company-operated stores (net of store closures) since March 31, 2013 coupled with a 0.6% increase in comparable store sales on a constant currency basis and increased internet conversion rates. Our wholesale channel revenue increased $1.2 million, or 2.7%, primarily due to the expansion in our number of wholesale doors leading to improved backlog sales. During the three months ended March 31, 2014, segment operating income decreased $5.1 million, or 40.5%, compared to 2013 driven predominately by a decrease in segment gross margins of 430 basis points, or 7.9%, and a $3.9 million, or 18.7%, increase in selling, general and administrative expenses as a result of the expansion of our retail channel, a legal contingency accrual of $1.4 million related to on-going litigation and a infrequent liability of $0.7 million related to the closure of certain retail locations. Partially offsetting this decrease was the revenue increase noted above and a $0.3 million favorable impact from foreign currency fluctuations.

Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), we present current period ‘adjusted results of operations’, which is a non-GAAP financial measure. Adjusted results of operations exclude the impact of items that management believes affect the comparability or underlying business trends in our condensed consolidated financial statements in the periods presented.

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

Management uses adjusted results of operations to assist in comparing business trends from period to period on a consistent basis without regard to the impact of non-GAAP adjustments in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that these non-GAAP measures are used by, and are useful to, investors and other users of our financial statements in evaluating operating performance by providing better comparability between reporting periods because they provide an additional tool to evaluate our performance without regard to non-GAAP adjustments that may not be indicative of overall business trends. They also provide a better baseline for analyzing trends in our operations. We do not suggest that investors should consider these non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.

The following table is a reconciliation of our results of operations, the most directly comparable U.S. GAAP measures, to non-GAAP adjusted results of operations:

	Three Months Ended March 31,
	2014				2013
		Non-GAAP				Non-GAAP
		Adjustments				Adjustments
($ thousands, except per share data)	GAAP	Cash	Non-Cash	Non-GAAP	GAAP	Cash	Non-Cash	Non-GAAP
Revenues	$312,429	$	$	$312,429	$311,656	$	$	$311,656
Cost of sales	156,202	—	—	156,202	145,807	—	—	145,807
Gross profit	156,227			156,227	165,849			165,849
Gross margin	50.0%			50.0%	53.2%			53.2%

Selling, general and administrative expenses (“SG&A”)	139,405				128,199
Restructuring charges and expenses (1)		(3,645)	—	(3,645)		—	—	—
New ERP implementation (2)		(1,985)	—	(1,985)		(1,131)	—	(1,131)
Contingency accruals (3)		(1,422)	—	(1,422)		—	—
Store closure costs (4)		—	(675)	(675)		—	—	—
Depreciation and amortization (5)		—	(404)	(404)		—	(722)	(722)
SG&A		(7,052)	(1,079)	131,274		(1,131)	(722)	126,346
SG&A as a percentage of revenues	44.6%			42.0%	41.1%			40.5%

Income from operations	16,822	(7,052)	(1,079)	24,953	37,650	(1,131)	(722)	39,503
Foreign currency transaction losses, net	2,768	—	—	2,768	2,600	—	—	2,600
Interest income	(477)	—	—	(477)	(306)	—	—	(306)
Interest expense	191	—	—	191	209	—	—	209
Other income, net	(141)	—	—	(141)	(28)	—	—	(28)
Income before income taxes	14,481	(7,052)	(1,079)	22,612	35,175	(1,131)	(722)	37,028
Income tax expense	5,357	—	—	5,357	6,214	—	—	6,214
Net income	$9,124	$(7,052)	$(1,079)	$17,255	$28,961	$(1,131)	$(722)	$30,814

Net income per common share (exclusive of Series A preferred shares)
Diluted				$0.19				$0.35

Dividends on Series A preferred shares	$2,133	$—	$—	$2,133	$—	$—	$—	$—
Dividend equivalents on Series A preferred shares related to redemption value accretion and beneficial conversion feature	618	—	—	618	—	—	—	—
Net income attributable to common stockholders	$6,373	$(7,052)	$(1,079)	$14,504	$28,961	$(1,131)	$(722)	$30,814

Net income per common share:
Diluted	$0.06			$0.14	$0.33			$0.35

(1)       This relates to severance expenses, bonuses and consulting fees related to recent restructuring activities and our investment agreement with Blackstone.

(2)       This represents operating expenses related to the implementation of our new ERP system.

(3)       This represents certain legal contingency accruals.

(4)       This represents a non-cash liability recorded as a result of exit costs related to retail store restructuring.

(5)       This represents the add-back of accelerated depreciation and amortization on tangible and intangible items related to our current ERP system and supporting platforms that will no longer be utilized once the implementation of a new ERP is complete.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents at March 31, 2014 increased $94.7 million, or 29.9%, to $411.8 million compared to $317.1 million at December 31, 2013. The primary reason for this increase is the $182.2 million in net cash proceeds from our investment agreement with Blackstone Capital Partners VI L.P. (“Blackstone”). This increase was partially offset by strategic reinvestments into the business, including $15.3 million in net capital additions primarily related to our ERP system implementation and a $13.0 million repurchase of stock associated with board authorized repurchases.

We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we issued Series A preferred stock to Blackstone on January 27, 2014 (see Sale of Preferred Stock below) and we have a revolving credit facility with a syndicate of lenders, including PNC Bank, National Association (“PNC”), which currently provides us with up to $100.0 million in borrowing capacity and matures in December 2017 (see Revolving Credit Facility below). Additional future financing may be necessary and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Sale of Preferred Stock

On January 27, 2014, we received approximately $182.2 million of proceeds for the sale of 200,000 shares of Series A preferred stock to Blackstone and its permitted transferees. The Series A preferred stock has an aggregate stated value of $200.0 million, or $1000 per share.

The Series A preferred stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. Holders of Series A preferred stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum as well as any dividends declared or paid on common stock and are entitled to vote together with the holders of common stock on an as-converted basis. As of March 31, 2014, accrued dividends amounted to $2.1 million, which were paid to Blackstone on April 1, 2014. The Series A preferred stock has several conversion features as well as redemption rights. The conversion rate is subject to customary anti-dilution and other adjustments subject to certain share caps and other restrictions. As of March 31, 2014, the Blackstone investment represented approximately 13.5% ownership of the Company.

Stock Repurchase Plan Authorizations

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. Subject to certain restrictions on repurchases under our revolving credit facility, we have authorization to repurchase up to $350.0 million of our common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice.

During the three months ended March 31, 2014, we repurchased approximately 0.9 million shares at an average price of $14.94 for an aggregate price of approximately $13.0 million excluding related commission charges, under our publicly-announced repurchase plan. As of March 31, 2014, we had approximately $337.0 million available for repurchase under our repurchase authorization.

Revolving Credit Facility

On December 16, 2011, we entered into an Amended and Restated Credit Agreement, (as amended, the “Credit Agreement”) with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders.

On March 27, 2014, we entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”), pursuant to which certain terms of the Credit Agreement were amended. The Fourth Amendment primarily (i) alters the minimum fixed charge coverage ratio from 1.25 to 1.00 to a scaled quarterly ratio of 1.15 to 1.00 in the first and second quarters of 2014, 1.20 to 1.00 in the third and fourth quarters of 2014 and 1.25 to 1.00 at the end of each quarter thereafter, and (ii) amends certain definitions of the financial covenants to become more favorable to us.

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

As of March 31, 2014 and December 31, 2013, we had no outstanding borrowings under the Credit Agreement. As of March 31, 2014 and December 31, 2013, we had issued and outstanding letters of credit of $7.3 million and $7.2 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of March 31, 2014, we were in compliance with all restrictive financial covenants under the Credit Agreement.

Long-term Bank Borrowings

On December 10, 2012, we entered into a Master Installment Payment Agreement (“Master IPA”) with PNC in which PNC finances our purchase of software and services, which may include but are not limited to third party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. The Master IPA was entered into to finance our implementation of a new enterprise resource planning (“ERP”) system which began in October 2012 and is estimated to continue through late 2014. The terms of each note payable under the Master IPA consist of variable interest rates and payment terms based on amounts borrowed and timing of activity throughout the implementation of the ERP system.

As of March 31, 2014 and December 31, 2013, we had $15.5 million and $16.8 million, respectively, of long-term debt outstanding under five separate notes payable under the Master IPA, of which $5.2 million and $5.1 million, respectively, represent current installments. As of March 31, 2014, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the entity, all interest expense incurred under the arrangement has been capitalized to the condensed consolidated balance sheets until the assets are ready for intended use and will be amortized over the useful life of the software upon that date. During the three months ended March 31, 2014 and 2013, we capitalized $0.1 million and $0.0 million, respectively, in interest expense related to this debt arrangement to the condensed consolidated balance sheets.

Working Capital

As of March 31, 2014, accounts receivable increased $101.8 million, or 97.5%, to $206.2 million as compared to $104.4 million at December 31, 2013, which is primarily the result of seasonality as first quarter wholesale revenues increase in comparison to fourth quarter revenues in anticipation for spring and summer product delivery.

As of March 31, 2014, inventories increased $30.0 million, or 18.5%, to $192.4 million as compared to $162.3 million at December 31, 2013, which is primarily the result of seasonality as we increase our inventory for spring and summer demand as well as the impact of the Easter holiday shift.

Capital Assets

During the three months ended March 31, 2014, net capital expenditures acquired, inclusive of intangible assets, decreased to $15.5 million compared to $16.5 million in 2013 primarily due to a reduction in global retail store expansion partially offset by an increase in capitalization of our ERP implementation costs.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $249.8 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores; however, we plan to reduce our overall retail expansion in 2014. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

Repatriation of Cash

As we are a global business, we have cash balances which are located in various countries and are denominated in various currencies. Fluctuations in foreign currency exchange rates impact our results of operations and cash positions. Future fluctuations in foreign currencies may have a material impact on our cash flows and capital resources. Cash balances held in foreign countries may have additional restrictions and covenants associated with them which could adversely impact our liquidity and ability to timely access and transfer cash balances between entities.

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested; however, our board of directors recently approved a foreign cash repatriation strategy. As part of this strategy, we have repatriated approximately $90.0 million for which income taxes have already been accrued for or paid. Further cash repatriation will depend on future cash requirements in the U.S. We maintain approximately $52.0 million of foreign earnings for which tax has previously been provided, and which has not been repatriated at this time.

Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of March 31, 2014, we held $212.9 million of our total $411.8 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $212.9 million, $1.2 million could potentially be restricted, as described above. If the remaining $211.7 million were to be immediately repatriated to the U.S., we would be required to incur approximately $36.1 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.8 million as of March 31, 2014), through a letter of credit that was issued to Finproject S.r.l.

The following table summarizes aggregate information about our significant contractual cash obligations as of March 31, 2014:

	Payments due by period
		Less than	1 - 3	3 - 5	More than
($ thousands)	Total	1 year	years	years	5 years
Operating lease obligations (1)	$380,968	$71,934	$107,057	$70,850	$131,127
Inventory purchase obligations with third party manufacturers (2)	210,385	210,385	—	—	—
Dividends payable (3)	96,000	11,133	24,000	24,000	36,867
Other contracts (4)	84,392	13,554	22,291	12,317	36,230
Debt obligations (5) (9)	16,177	5,525	9,759	893	—
Estimated liability for uncertain tax positions (6)	6,306	—	6,306	—	—
Minimum licensing royalties (7)	4,378	1,335	2,049	994	—
Capital lease obligations (8) (9)	65	40	25	—	—
Total	$798,671	$313,906	$171,487	$109,054	$204,224

(1)   Our operating lease obligations consist of retail stores, offices, warehouses, vehicles, and equipment expiring at various dates through 2033. This balance represents the minimum cash commitment under contract to various third-parties for operating lease obligations including the effect of rent escalation clauses, deferred rent and minimum sublease rentals due in the future under non-cancelable subleases. This balance does not include certain contingent rent clauses that may require additional rental amounts based on sales volume, inventories, etc. as these amounts are not determinable for future periods.

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

(3)     Dividends payable are associated with our investment agreement with Blackstone at a rate of 6.0% the stated value of the investment. The amounts represent expected dividend payments over the eight year redemption accretion period.

(4)     Other contracts consist of various agreements with third-party providers.

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

(6)     Our estimated liability for uncertain tax positions are unrecognized tax benefits taken in our income tax return that would reduce our effective tax rate, if recognized.  As of March 31, 2014, we had gross unrecognized tax benefits recorded in non-current liabilities of $31.2 million and an additional $5.3 million in gross interest and penalties. Of the $31.2 million, we expect approximately $6.3 million to be paid within less than a year. Of the remaining $24.9 million uncertain tax liabilities, we are unable to make a reasonable estimate of the timing of payments in individual years and therefore, such amounts are not included in the contractual obligation table above.

(7)     Our minimum licensing royalties consist of usage-based payments for the right to use various licenses, trademarks and copyrights in the production of our footwear, apparel and accessories. Royalty obligations are based on minimum guarantees under contract; however, may include additional royalty obligations based on sales volume that are not determinable for future periods.

(8)     Our capital lease obligations consist of office equipment expiring at various dates through 2016. This balance represents the minimum cash commitment under contract to various third-parties for capital lease obligations.

(9)     Amounts include anticipated interest payments.

Off-Balance Sheet Arrangements

We had no material off balance sheet arrangements as of March 31, 2014.

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

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated by reference herein.

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

Borrowings under the revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the three months ended March 31, 2014, we did not borrow on our revolving credit facility and had no outstanding borrowings as of March 31, 2014.

We additionally hold cash equivalents including certificate of deposits, time deposits and money market funds. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of March 31, 2014, we held $118.9 million in cash equivalents subject to variable interest rates. If the prevailing market interest rates relative to these investments increased 10% during the three months ended March 31, 2014, there would not have been a material impact on interest income.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. Dollars. Our ability to sell our products in foreign markets and the U.S. Dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. Dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase of 1% in value of the U.S. Dollar relative to foreign currencies would have decreased income before taxes during the three months ended March 31, 2014 by approximately $0.9 million. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. Dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the three months ended March 31, 2014.

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

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at March 31, 2014 and December 31, 2013. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts arties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	March 31,	December 31,
($ thousands)	2014	2013
Foreign currency exchange forward contracts by currency:
Japanese Yen	$67,413	$68,707
Euro	52,850	38,577
Russian Ruble	38,754	17,588
British Pound Sterling	36,702	15,487
South Korean Won	34,867	12,100
Singapore Dollar	25,200	28,225
Mexican Peso	18,125	18,350
Australian Dollar	12,689	4,941
New Taiwan Dollar	8,779	3,463
South African Rand	7,746	3,076
Indian Rupee	5,525	2,150
Canadian Dollar	4,972	3,428
Hong Kong Dollar	3,533	1,844
New Zealand Dollar	2,468	943
Swedish Krona	2,222	1,615
Norwegian Krone	388	—
Total notional value, net	$322,233	$220,494

Latest maturity date	May 2014	December 2015

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

We and certain current and former officers and directors have been named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purports to state claims under Sections 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleges that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claims that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint seeks compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also added attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit. We and those current and former officers and directors named as defendants have entered into a Stipulation of Settlement with the plaintiffs that would, if approved by the United States District Court for the District of Colorado, resolve all claims asserted against us by the plaintiffs on behalf of the putative class, and plaintiffs’ appeal would be dismissed. Our independent auditor is not a party to the Stipulation of Settlement. The Stipulation of Settlement received preliminary approval from the District Court on August 28, 2013. It remains subject to customary conditions, including final court approval following notice to stockholders. On February 13, 2014 a final settlement hearing took place and the parties are awaiting a ruling in conjunction with the same. If the settlement becomes final, all amounts required by the settlement will be paid by our insurers. There can be no assurance that the settlement will be finally approved by the District Court, or that approval by the District Court will, if challenged, be upheld by the Tenth Circuit.

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

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010.  In October 2013, CBP issued a revised final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review (a reduction from $14.3 million in the preliminary draft report issued in 2012).  We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection.  It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute.  CBP has stated that the final report will recommend collection of the duties due.  At this time, it is not possible to determine precisely when a notice of claim will be received from CBP, but currently we anticipate a notice of claim could be received sometime in the second or third quarter of 2014.  Likewise, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

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

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
	Total Number	Average	Shares (or Units)	Value of Shares that
	of Shares	Price Paid	Purchased as Part of	May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the Plan
Period	Purchased	(or Unit)	Plans or Programs	Programs (in thousands) (1)
January 1, 2014—January 31, 2014	—	$—	—	$350,000
February 1, 2014—February 28, 2014	—	—	—	350,000
March 1, 2014—March 31, 2014	870,470	14.94	870,470	336,995
Total	870,470	$14.94	870,470	$336,995

(1)         On December 26, 2013, the board of directors approved the repurchase of up to $350.0 million of our common stock, which was announced on December 30, 2013. This authorization effectively replaced our previous stock repurchase authorizations. During the three months ended March 31, 2014, we repurchased approximately 0.9 million shares at a weighted-average price of $14.94 for an aggregate price of approximately $13.0 million excluding related commission charges, under our publicly-announced repurchase plan. As of March 31, 2014, approximately $337.0 million of shares remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice.

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

3.4

Certificate of Designations of Series A Convertible Preferred Stock of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on January 27, 2014).

4.1

Specimen common stock certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Amendment No. 4 to Registration Statement on Form S-1, filed on January 19, 2006 (File No. 333-127526)).

10.1††	Crocs, Inc. Change of Control Plan (as Amended and Restated).

10.2††

Fourth Amendment to Amended and Restated Credit Agreement, dated March 27, 2014, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent.

10.3

First Amendment to Investment Agreement, dated January 27, 2014, between Crocs, Inc. and Blackstone Capital Partners VI L.P. (incorporated herein by reference to Exhibit 10.1 to Crocs Inc.’s Current Report on Form 8-K, filed on January 27, 2014).

10.4

Registration Rights Agreement, dated January 27, 2014, among Crocs, Inc. and the persons named on Schedule 1 thereto (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on January 27, 2014).

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

CROCS, INC.

Date: April 30, 2014	By:	/s/ Jeffrey J. Lasher
		Name:	Jeffrey J. Lasher
		Title:	Senior Vice President-Finance and Chief Financial Officer