Form 10-Q
period 2014-06-30
Crocs, Inc.
filed 2014-07-30
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 24, 2014, Crocs, Inc. had 85,264,822 shares of its $0.001 par value common stock outstanding.

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

i

Crocs, Inc.

Form 10-Q

Quarter Ended June 30, 2014

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ thousands, except per share data)	2014	2013	2014	2013
Revenues	$376,920	$363,827	$689,349	$675,483
Cost of sales	174,349	162,960	330,551	308,767
Gross profit	202,571	200,867	358,798	366,716
Selling, general and administrative expenses	153,370	150,246	290,525	278,445
Restructuring charges (Note 6)	4,060	—	6,310	—
Asset impairment charges (Note 3)	3,230	202	3,230	202
Income from operations	41,911	50,419	58,733	88,069
Foreign currency transaction losses, net	220	814	2,988	3,414
Interest income	(403)	(517)	(880)	(823)
Interest expense	128	266	319	475
Other (income) expense, net	(30)	195	(171)	167
Income before income taxes	41,996	49,661	56,477	84,836
Income tax expense	18,719	14,305	24,076	20,519
Net income	$23,277	$35,356	$32,401	$64,317
Dividends on Series A convertible preferred shares (Note 13)	3,033	—	5,166	—
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature (Note 13)	721	—	1,339	—
Net income attributable to common stockholders	$19,523	$35,356	$25,896	$64,317
Net income per common share (Note 12):
Basic	$0.19	$0.40	$0.26	$0.73
Diluted	$0.19	$0.40	$0.25	$0.72

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ thousands)	2014	2013	2014	2013
Net income	$23,277	$35,356	$32,401	$64,317
Other comprehensive income (loss):
Foreign currency translation	221	(6,250)	(759)	(10,567)
Reclassification of cumulative foreign exchange translation adjustments to net income, net of tax of $0, $0, $0 and $(3), respectively	—	—	—	299
Total comprehensive income	$23,498	$29,106	$31,642	$54,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
($ thousands, except number of shares)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$408,953	$317,144
Accounts receivable, net of allowances of $20,837 and $10,513, respectively	195,902	104,405
Inventories	191,648	162,341
Deferred tax assets, net	4,587	4,440
Income tax receivable	14,426	10,630
Other receivables	17,295	11,942
Prepaid expenses and other current assets	37,923	29,175
Total current assets	870,734	640,077
Property and equipment, net	83,316	86,971
Intangible assets, net	85,747	72,132
Goodwill	2,479	2,690
Deferred tax assets, net	18,614	19,628
Other assets	40,983	53,661
Total assets	$1,101,873	$875,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,014	$57,450
Accrued expenses and other current liabilities	110,100	97,111
Deferred tax liabilities, net	11,197	11,199
Accrued restructuring	3,839	—
Income taxes payable	32,576	15,992
Current portion of long-term borrowings and capital lease obligations	5,434	5,176
Total current liabilities	255,160	186,928
Long term income tax payable	25,744	36,616
Long-term borrowings and capital lease obligations	9,040	11,670
Other liabilities	16,745	15,201
Total liabilities	306,689	250,415

Commitments and contingencies (Note 14)
Series A convertible preferred shares, par value $0.001 per share, 200,000 shares issued and outstanding, redemption amount and liquidation preference of $203,033 and $0 at June 30, 2014 and December 31, 2013, respectively (Note 13)	171,282	—

Stockholders’ equity:
Preferred shares, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common shares, par value $0.001 per share, 250,000,000 shares authorized, 92,213,732 and 85,804,571 shares issued and outstanding, respectively, at June 30, 2014 and 91,662,656 and 88,450,203 shares issued and outstanding, respectively, at December 31, 2013	93	92
Treasury stock, at cost, 6,409,161 and 3,212,453 shares, respectively	(102,270)	(55,964)
Additional paid-in capital	341,858	321,532
Retained earnings	370,328	344,432
Accumulated other comprehensive income	13,893	14,652
Total stockholders’ equity	623,902	624,744
Total liabilities, commitments and contingencies and stockholders’ equity	$1,101,873	$875,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
($ thousands)	2014	2013
Cash flows from operating activities:
Net income	$32,401	$64,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,751	20,522
Unrealized (gain) loss on foreign exchange, net	(10,892)	1,392
Asset impairment charges	3,230	202
Provision for doubtful accounts, net	3,867	1,340
Share-based compensation	8,331	7,540
Inventory write-down charges	2,029	—
Other non-cash items	732	733
Changes in operating assets and liabilities:
Accounts receivable	(94,840)	(75,124)
Inventories	(30,769)	(923)
Prepaid expenses and other assets	(563)	(13,460)
Accounts payable	34,015	12,385
Accrued expenses and other liabilities	7,760	12,551
Accrued restructuring	3,839	—
Income taxes	3,130	6,266
Cash provided by (used in) operating activities	(16,979)	37,741
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(11,376)	(19,676)
Proceeds from disposal of property and equipment	43	545
Cash paid for intangible assets	(18,944)	(11,833)
Restricted cash	(788)	(1,295)
Cash used in investing activities	(31,065)	(32,259)
Cash flows from financing activities:
Proceeds from preferred stock offering, net of issuance costs of $15.8 million and $0.0 million, respectively	182,220	—
Dividends paid	(2,134)	—
Proceeds from bank borrowings	—	14,572
Repayment of bank borrowings and capital lease obligations	(2,372)	(11,334)
Issuances of common stock	1,209	1,439
Purchase of treasury stock	(47,005)	(12,533)
Repurchase of common stock for tax withholding	(787)	(256)
Cash provided by (used in) financing activities	131,131	(8,112)
Effect of exchange rate changes on cash	8,722	(2,364)
Net increase (decrease) in cash and cash equivalents	91,809	(4,994)
Cash and cash equivalents—beginning of period	317,144	294,348
Cash and cash equivalents—end of period	$408,953	$289,354
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$204	$525
Income taxes	$23,174	$10,658
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capitalized leases	$—	$61
Accrued purchases of property and equipment	3,577	2,715
Accrued purchases of intangibles	8,667	1,803
Accrued dividends	3,033	—
Accretion of dividend equivalents	$1,339	$—

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

In the accompanying condensed consolidated balance sheets as of June 30, 2014, we recorded an out-of-period adjustment related to the calculation of a beneficial conversion feature associated with the issuance of the Series A convertible preferred stock (“Series A preferred stock”) on January 27, 2014. This adjustment was a non-cash adjustment and had no effect on operating income. The adjustment decreased the previously reported balance of the Series A preferred stock and increased the previously reported balance of additional paid-in capital by approximately $12.3 million. The adjustment did not have a material impact on our condensed consolidated statements of income for the three months ended March 31, 2014, and there was no impact on our condensed consolidated statements of comprehensive income or cash flows for the three months ended March 31, 2014.

Reclassifications

Certain prior period amounts on the condensed consolidated financial statements have been reclassified to conform to current period presentation. We segregated certain restructuring charges recorded to selling, general and administrative expenses on the condensed consolidated statements of income during the three months ended March 31, 2014 to the restructuring charges line item on the condensed consolidated statements of income during the six months ended June 30, 2014. In addition, we segregated certain accrued restructuring charges recorded to accrued expenses and other liabilities on the condensed consolidated balance sheets at March 31, 2014 and changes in accrued expenses and other liabilities on the condensed consolidated statements of cash flows for the three months ended March 31, 2014 to the accrued restructuring line item on the condensed consolidated balance sheets at June 30, 2014 and changes in accrued restructuring on the condensed consolidated statements of cash flows for the six months ended June 30, 2014. These reclassifications had no effect on income from operations, current liabilities or cash provided by (used in) operating activities.

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

Earnings per share - Basic and diluted earnings per common share (“EPS”) is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is a security that may participate in undistributed earnings with common stock had those earnings been distributed in any form. Our recently issued Series A preferred stock represent participating securities as holders of the Series A preferred stock are entitled to receive any and all dividends declared or paid on common stock on an as-converted basis. In addition, shares of our non-vested restricted stock awards are considered participating securities as they represent unvested share-based payment awards containing non-forfeitable rights to dividends. As such, these participating securities must be included in the computation of EPS pursuant to the two-class method on a pro-rata, as-converted basis. Diluted EPS reflects the potential dilution from securities that could share in our earnings. In addition, the dilutive effect of each participating security is calculated using the more dilutive of the two-class method described above, which assumes that the securities remain in their current form, or the if-converted method, which assumes conversion to common stock as of the beginning of the reporting date. Anti-dilutive securities are excluded from diluted EPS. See Note 12—Earnings Per Share for further discussion.

Beneficial conversion feature — The issuance of our Series A preferred stock generated a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. We recognized the beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of common shares available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A preferred stock. We will accrete the discount from the date of issuance through the redemption date of eight years following issuance. Accretion expense will be recognized as dividend equivalents over the eight year period utilizing the effective interest method.

Recently Issued Accounting Standards

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The FASB issued the ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. Under the previous guidance, the results of operations of a component of an entity were classified as a discontinued operation if all of the following conditions were met:

•                  The component has been disposed of or is classified as held for sale.

•                  The operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction.

•                  The entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

The new guidance eliminates the second and third criteria above and instead requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The ASU also expands the scope of ASC 205-20 to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale. In addition, the ASU requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. Before these amendments, ASC 205-20 neither required nor prohibited such presentation. Regarding the statement of cash flows, an entity must disclose, in all periods presented, either (1) operating and investing cash flows or (2) depreciation and amortization, capital expenditures, and significant operating and investing noncash items related to the discontinued operation. This presentation requirement represents a significant change from previous guidance. This ASU is effective prospectively for all disposals or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The Company does not anticipate this pronouncement to have a material impact to the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606) by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity:

•                  Identifies the contract(s) with a customer (Step 1)

•                  Identifies the performance obligations in the contract (Step 2)

•                  Determines the transaction price (Step 3)

•                  Allocates the transaction price to the performance obligations in the contract (Step 4)

•                  Recognizes revenue when (or as) the entity satisfies a performance obligation (Step 5)

The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of the ASU’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (e.g., sales of property, plant, and equipment, real estate or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition.

The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the impact that this pronouncement will have on the Company’s consolidated financial statements.

2. INVENTORIES

The following table summarizes inventories by major classification as of June 30, 2014 and December 31, 2013:

($ thousands)	June 30, 2014	December 31, 2013
Finished goods	$184,748	$154,272
Work-in-progress	505	685
Raw materials	6,395	7,384
Inventories	$191,648	$162,341

Inventory Write-down

During the three months ended June 30, 2014, we recorded approximately $2.0 million of inventory write-down charges related to obsolete inventory with a market value lower than cost. These charges were related to certain obsolete footwear in the Other businesses segment and are reported in cost of sales in the condensed consolidated statements of income.

3. PROPERTY & EQUIPMENT

The following table summarizes property and equipment by major classification as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
($ thousands)	2014	2013
Machinery and equipment	$53,582	$52,003
Leasehold improvements	102,615	93,235
Furniture, fixtures and other	26,164	23,653
Construction-in-progress	7,879	16,231
Property and equipment, gross (1)	190,240	185,122
Less: Accumulated depreciation (2)	(106,924)	(98,151)
Property and equipment, net	$83,316	$86,971

(1)              Includes $0.1 million and $0.1 million of certain equipment held under capital leases and classified as equipment as of June 30, 2014 and December 31, 2013, respectively.

(2)              Includes $0.1 million and $0.1 million of accumulated depreciation related to certain equipment held under capital leases as of June 30, 2014 and December 31, 2013, respectively, which are depreciated using the straight-line method over the lease term.

During the three months ended June 30, 2014 and 2013, we recorded $6.3 million and $5.9 million, respectively, in depreciation expense of which $0.4 million and $0.8 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income.

During the six months ended June 30, 2014 and 2013, we recorded $11.7 million and $12.0 million, respectively, in depreciation expense of which $0.9 million and $1.6 million, respectively, was recorded in ‘Cost of sales’, with the remaining amounts recorded in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of income.

Asset Impairments

We periodically evaluate all of our long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. The following table summarizes retail asset impairment charges by reportable operating segment for the three and six months ended June 30, 2014 and 2013 related to certain underperforming stores that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over the remaining economic life of those assets:

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
($ thousands, except store count data)	Impairment charge	Number of stores	Impairment charge	Number of stores	Impairment charge	Number of stores	Impairment charge	Number of stores
Americas	$1,247	16	$202	1	$1,247	16	$202	1
Asia Pacific	444	12	—	—	444	12	—	—
Japan	—	—	—	—	—	—	—	—
Europe	1,539	9	—	—	1,539	9	—	—
Asset impairment charges	$3,230	37	$202	1	$3,230	37	$202	1

4. GOODWILL & INTANGIBLE ASSETS

The following table summarizes the goodwill and identifiable intangible assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014					December 31, 2013
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$141,497	(1)	$(58,258	)(2)	$83,239	$118,940	(1)	$(49,665	)(2)	$69,275
Customer relationships	6,828		(6,563)		265	6,878		(6,439)		439
Patents, copyrights, and trademarks	6,466		(4,668)		1,798	6,501		(4,272)		2,229
Core technology	4,539		(4,539)		—	4,548		(4,548)		—
Other	706		(636)		70	983		(709)		274
Total finite lived intangible assets	160,036		(74,664)		85,372	137,850		(65,633)		72,217
Indefinite lived intangible assets	375		—		375	97		—		97
Goodwill	2,479		—		2,479	2,508		—		2,508
Goodwill and intangible assets	$162,890		$(74,664)		$88,226	$140,455		$(65,633)		$74,822

(1)         Includes $4.1 million of software held under a capital lease classified as capitalized software as of June 30, 2014 and December 31, 2013.

(2)         Includes $2.2 million and $1.9 million of accumulated amortization of software held under a capital lease as of June 30, 2014 and December 31, 2013, respectively, which is amortized using the straight-line method over the useful life.

During the three months ended June 30, 2014 and 2013, amortization expense recorded for intangible assets with finite lives was $5.1 million and $4.4 million, respectively, of which $1.8 million and $1.6 million, respectively, was recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

During the six months ended June 30, 2014 and 2013, amortization expense recorded for intangible assets with finite lives was $9.1 million and $8.5 million, respectively, of which $3.1 million and $3.2 million, respectively, was recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

The following table summarizes estimated future annual amortization of intangible assets as of June 30, 2014:

Amortization
Fiscal years ending December 31,	($ thousands)
Remainder of 2014	$11,170
2015	18,281
2016	11,742
2017	10,515
2018	8,679
Thereafter	24,985
Total	$85,372

5. ACCRUED EXPENSES & OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
($ thousands)	2014	2013
Accrued compensation and benefits	$25,652	$26,903
Professional services	23,398	14,128
Fulfillment, freight and duties	17,482	12,565
Sales/use and VAT tax payable	16,771	9,142
Accrued rent and occupancy	12,473	12,198
Customer deposits	3,985	6,940
Dividend payable	3,033	—
Accrued legal liabilities	831	8,722
Other (1)	6,475	6,513
Total accrued expenses and other current liabilities	$110,100	$97,111

(1)            The amounts in ‘Other’ consist of various accrued expenses and no individual item accounted for more than 5% of the total balance at June 30, 2014 or December 31, 2013.

6. RESTRUCTURING ACTIVITIES

Restructuring

On July 21, 2014, we announced strategic plans for long-term improvement and growth of the business. These plans comprise four key initiatives including: (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure including reducing duplicative and excess overhead which will also enhance the decision making process, and (4) closing or converting approximately 75 to 100 retail locations around the world. The initial effects of these plans were incurred in the first and second quarter of 2014 and are expected to continue for the next 18 months. As a result, the Company recorded restructuring charges of $4.1 million and $6.3 million during the three and six months ended June 30, 2014, respectively. We are unable in good faith to determine the type of costs we will incur in connection with this strategic restructuring plan or to estimate the total amount or range of amounts expected to be incurred in connection with this plan for each major type of cost associated with this strategic restructuring plan.

The following table summarized our restructuring activity during the three and six months ended June 30, 2014:

	Three Months Ended	Six Months Ended
($ thousands)	June 30, 2014	June 30, 2014
Severance costs	$2,869	$4,453
Lease / contract exit and related costs	572	1,178
Other (1)	619	679
Total restructuring charges	$4,060	$6,310

(1)            The amounts in ‘Other’ consist of various asset impairment charges prompted by the aforementioned restructuring plan, legal fees and facility maintenance fees.

The following table summarizes our total restructuring charges incurred during the three and six months ended June 30, 2014 as well as charges incurred to date by reportable segment:

	Three Months Ended	Six Months Ended
($ thousands)	June 30, 2014	June 30, 2014
Americas	$1,224	$1,224
Asia Pacific	393	393
Japan	—	—
Europe	307	982
Unallocated corporate	2,136	3,711
Total restructuring charges	$4,060	$6,310

The following table summarizes our accrued restructuring balance and associated activity from December 31, 2013 through June 30, 2014:

	Accrued				Accrued
	restructuring as of				restructuring as of
($ thousands)	December 31, 2013	Additions	Cash payments	Adjustments (1)	June 30, 2014
Severance	$—	$4,451	$(1,410)	$1	$3,042
Lease / contract exit and related costs	—	1,162	(403)	(1)	758
Other	—	148	(109)	—	39
Total accrued restructuring	$—	$5,761	$(1,922)	$—	$3,839

(1)            Adjustments relate to differences resulting from the translation of the liability balance at the balance sheet rate and restructuring expense translated at the weighted-average rate of exchange for the applicable period.

Retail Store Closings

As mentioned above, the Company plans to close 75 to 100 retail locations around the globe. As such, we expect to incur certain exit costs specific to store closures including operating lease termination costs, rent obligations for leased facilities, net of expected sublease income, and other expenses in association with this plan. During the three and six months ended June 30, 2014, we closed eight and ten company-operated retail locations, respectively, which were not scheduled to close until future periods and were selected for closure by management based on historical and projected profitability levels, relocation plans, and other factors. As of June 30, 2014, we recorded a liability of approximately $0.5 million related to these locations in accrued restructuring on the condensed consolidated balance sheets. The calculation of accrued store closing reserves primarily includes future minimum lease payments from the date of closure to the end of the remaining lease term, net of contractual or estimated sublease income. We record the liability at fair value in the period in which the store is closed.

7. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables summarize the financial instruments required to be measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

Fair Value as of June 30, 2014
	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets or liabilities	inputs	inputs
($ thousands)	(Level 1)	(Level 2)	(Level 3)	Total	Balance Sheet Classification
Cash equivalents	$115,846	$—	$—	$115,846	Cash and cash equivalents and other current assets

	Fair Value as of December 31, 2013
	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets or liabilities	inputs	inputs
($ thousands)	(Level 1)	(Level 2)	(Level 3)	Total	Balance Sheet Classification
Cash equivalents	$37,870	$—	$—	$37,870	Cash and cash equivalents and other current assets
Derivative assets:
Foreign currency contracts	—	13,501	—	13,501	Prepaid expenses and other current assets and other assets

Derivative liabilities:
Foreign currency contracts	$—	$984	$—	$984	Accrued expense and other current liabilities

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

8. DERIVATIVE FINANCIAL INSTRUMENTS

We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. We have entered into foreign currency exchange forward contracts and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. We do not designate these derivative instruments as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these instruments are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in ‘Foreign currency transaction losses, net’ in our condensed consolidated statements of income. For purposes of the condensed consolidated statements of cash flows, we classify the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within ‘Cash provided by (used in) operating activities’. See Note 7 — Fair Value Measurements for further details regarding the fair values of the corresponding derivative assets and liabilities. As of June 30, 2014, we did not have derivative assets or liabilities on our condensed consolidated balance sheets as all derivative forward contracts described in the table below were entered into on June 30, 2014.

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at June 30, 2014 and December 31, 2013. The notional amounts of the derivative financial instruments shown below are denominated in their United States (“U.S.”) Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	June 30,	December 31,
($ thousands)	2014	2013
Foreign currency exchange forward contracts by currency:
British Pound Sterling	$22,736	$15,487
Japanese Yen	19,174	68,707
Singapore Dollar	16,391	28,225
Russian Ruble	15,632	17,588
Euro	12,228	38,577
Mexican Peso	7,974	18,350
Canadian Dollar	4,876	3,428
Australian Dollar	4,669	4,941
South Korean Won	4,210	12,100
Hong Kong Dollar	4,200	1,844
South African Rand	4,032	3,076
New Taiwan Dollar	3,317	3,463
Indian Rupee	2,991	2,150
Swedish Krona	2,559	1,615
New Zealand Dollar	928	943
Norwegian Krone	542	—
Total notional value, net	$126,459	$220,494

Latest maturity date	August 2014	December 2015

The following table presents the amounts affecting the condensed consolidated statements of income from derivative instruments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,		Location of (Gain) Loss Recognized in Income
($ thousands)	2014	2013	2014	2013	on Derivatives
Foreign currency exchange forwards	$3,370	$(710)	$5,208	$(10,651)	Foreign currency transaction losses, net

The account ‘Foreign currency transaction losses, net’ on the condensed consolidated statements of income includes both realized and unrealized gains/losses from underlying foreign currency activity and derivative contracts. These gains and losses are reported on a net basis. For the three and six months ended June 30, 2014, the net losses recognized of $0.2 million and $3.0 million, respectively, recorded on the condensed consolidated statements of income is comprised of net losses noted in the table above of $3.4 million and $5.2 million, respectively, associated with our derivative instruments partially offset by net gains of $3.2 million and $2.2 million, respectively, associated with exposure from day-to-day business transactions in various foreign currencies. For the three and six months ended June 30, 2013, the net losses recognized of $0.8 million and $3.4 million, respectively, recorded on the condensed consolidated statements of income is comprised of net losses $1.5 million and $14.1 million, respectively, associated with exposure from day-to-day business transactions in various foreign currencies partially offset by net gains noted  in the table above of $0.7 million and $10.7 million, respectively, associated with our derivative instruments.

9. REVOLVING CREDIT FACILITY & BANK BORROWINGS

Revolving Credit Facility

On December 16, 2011, we entered into an Amended and Restated Credit Agreement, (as amended, the “Credit Agreement”) with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders. The Credit Agreement enables us to borrow up to $100.0 million, with the ability to increase commitments to up to $125.0 million, subject to certain conditions, and is currently set to mature in December 2017. The Credit Agreement is available for working capital, capital expenditures, permitted acquisitions, reimbursement of drawings under letters of credit, and permitted dividends, distributions, purchases, redemptions and retirements of equity interests. Borrowings under the Credit Agreement are secured by all of our assets.

As of June 30, 2014 and December 31, 2013, we had no outstanding borrowings under the Credit Agreement. As of June 30, 2014 and December 31, 2013, we had issued and outstanding letters of credit of $7.4 million and $7.2 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of June 30, 2014, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

Long-term Bank Borrowings

On December 10, 2012, we entered into a Master Installment Payment Agreement (“Master IPA”) with PNC in which PNC finances our purchase of software and services, which may include but are not limited to third party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. The Master IPA was entered into to finance our implementation of a new enterprise resource planning (“ERP”) system, which began in October 2012 and is estimated to continue through early 2015. The terms of each note payable under the Master IPA consist of variable interest rates and payment terms based on amounts borrowed and timing of activity throughout the implementation of the ERP system.

As of June 30, 2014 and December 31, 2013, we had $14.4 million and $16.8 million, respectively, of long-term debt outstanding under five separate notes payable under the Master IPA, of which $5.4 million and $5.1 million, respectively, represent current installments. As of June 30, 2014, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the Company, all interest expense incurred under the arrangement has been capitalized to the condensed consolidated balance sheets until the assets are ready for intended use and will be amortized over the useful life of the software upon that date.

During the three and six months ended June 30, 2014, we capitalized $0.1 million and $0.2 million, respectively, in interest expense related to this debt arrangement to the condensed consolidated balance sheets. During the three and six months ended June 30, 2013, we did not capitalize any interest expense related to this debt arrangement.

The aggregate maturities of long-term bank borrowings at June 30, 2014 are as follows (in thousands):

Fiscal years ending December 31,
Remainder of 2014	$5,404
2015	5,340
2016	3,374
2017	313
2018	—
Thereafter	—
Total principal debt maturities	$14,431

10. STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period. During the three months ended June 30, 2014 and 2013, we recorded $3.8 million and $4.0 million, respectively, of stock-based compensation expense, of which $0.1 million and $0.0 million, respectively, related to the implementation of our ERP system, was capitalized to intangible assets on the condensed consolidated balance sheets. During the six months ended June 30, 2014 and 2013, $8.5 million and $7.5 million, respectively, of stock-based compensation expense was recorded, of which $0.2 million and $0.0 million, respectively, related to the implementation of our ERP system, was capitalized to intangible assets on the condensed consolidated balance sheets.

Stock Options

Options granted generally vest over four years with the first year vesting on a cliff basis followed by monthly vesting for the remaining three years.

The following table summarizes the stock option activity for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Options	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at March 31, 2014 and 2013, respectively, and December 31, 2013 and 2012, respectively	2,020,308	$13.51	2,540,677	$13.24	2,105,152	$13.34	2,621,686	$13.03
Granted	10,000	15.04	77,500	16.52	34,000	15.24	157,000	15.90
Exercised	(117,502)	3.54	(106,781)	7.82	(191,059)	4.89	(204,090)	7.05
Forfeited or expired	(37,326)	20.44	(141,311)	16.00	(72,613)	19.29	(204,511)	16.81
Outstanding at June 30	1,875,480	$14.01	2,370,085	$13.42	1,875,480	$14.01	2,370,085	$13.42

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

We typically grant time-based RSUs and performance-based RSUs. Time-based RSUs are typically granted on an annual basis to certain non-executive employees and vest in three annual installments on a straight-line basis beginning one year after the grant date. During the three months ended June 30, 2014 and 2013, the board of directors did not approve the grant of a material amount of time-based RSUs to non-executives. During the six months ended June 30, 2014 and 2013, the board of directors approved 0.3 million grants of time-based RSUs to non-executives.

Performance-based RSUs are typically granted on an annual basis to executives and consist of a time-based and performance-based component. During the three months ended June 30, 2014 and 2013, the board of directors did not approve any grants of RSUs to executives as part of a performance incentive program. During the six months ended June 30, 2014 and 2013, the board of directors approved the grant of an aggregate of 1.0 million and 0.7 million, respectively, of RSUs to executives as part of a performance incentive program.

During the three months ended June 30, 2014 and 2013, we recorded $2.8 million and $3.0 million, respectively, of stock-based compensation expense related to RSUs. During the six months ended June 30, 2014 and 2013, we recorded $6.5 million and $6.0 million, respectively, of stock-based compensation expense related to RSUs. The following represents the vesting schedule of performance-based RSUs granted in 2014:

Performance Vested RSUs (50% of Award)
Time Vested RSUs (50% of Award)	Performance Goals (weighted equally)	Potential Award	Further Time Vesting
Vest in 3 annual installments beginning one year after the date of grant	Achievement of at least 70% of a one-year cumulative earnings per share performance goal. Achievement of at least 90% of 2014 revenue target.	Executive may earn from 50% to 200% of the target number of RSUs based on the level of achievement of the performance goal.	Earned RSUs vest 50% upon satisfaction of performance goal and 50% one year later.

The following table summarizes the RSA activity for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2014 and 2013, respectively, and December 31, 2013 and 2012, respectively	58,037	$14.89	327,503	$13.22	210,490	$13.43	355,509	$13.37
Granted	9,973	15.04	21,590	16.56	9,973	15.04	21,590	16.56
Vested (1)	(48,037)	14.50	(61,006)	12.68	(63,435)	15.03	(78,212)	14.57
Forfeited or expired	(5,000)	16.75	—	—	(142,055)	12.60	(10,800)	12.51
Outstanding at June 30	14,973	$15.61	288,087	$13.32	14,973	$15.61	288,087	$13.32

(1)         The RSAs vested during the three and six months ended June 30, 2014 and 2013 consisted entirely of time-based awards.

The following table summarizes the RSU activity for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2014 and 2013, respectively, and December 31, 2013 and 2012, respectively	2,613,554	$16.17	2,449,544	$17.06	1,965,667	$16.50	1,414,661	$20.61
Granted	272,516	15.27	157,097	15.88	1,621,493	16.24	1,563,114	15.04
Vested (1)	(79,325)	21.46	(92,297)	25.35	(487,889)	17.80	(286,984)	22.53
Forfeited or expired	(429,524)	15.90	(58,330)	16.89	(722,050)	16.89	(234,777)	22.27
Outstanding at June 30	2,377,221	$15.93	2,456,014	$16.72	2,377,221	$15.93	2,456,014	$16.72

(1)         The RSUs vested during the three months ended June 30, 2014 and 2013 consisted entirely of time-based awards. The RSUs vested during the six months ended June 30, 2014 consisted of 456,943 of time-based awards and 30,946 of performance-based awards. The RSUs vested during the six months ended June 30, 2013 consisted of 234,696 of time-based awards and 52,288 of performance-based awards.

Appointment of President

On May 13, 2014, the board of directors appointed Andrew Rees as President of the Company, effective June 9, 2014. Upon the commencement of his employment, Mr. Rees was granted a market-based RSU with a maximum value of $3.5 million, which shall vest based on the achievement of certain share price levels on or before the fourth anniversary of his start date, subject to continued employment with the Company. This grant represents the right to receive 0.2 million shares of the Company’s common stock based on the 30-day volume-weighted average price of $15.02 per share immediately prior to his appointment. Based on a Monte-Carlo valuation model, the fair value of the RSU was determined to be $2.3 million, or 65.7% of the grant price, which will be expensed on a straight-line basis over a derived service period of 1.788 years.

11. INCOME TAXES

During the three months ended June 30, 2014, we recognized an income tax expense of $18.7 million on pre-tax income of $42.0 million, representing an effective income tax expense rate of 44.6% compared to an income tax expense of $14.3 million on pre-tax income of $49.7 million, representing an effective income tax expense rate of 28.8% for the same period in 2013. During the six months ended June 30, 2014, we recognized an income tax expense of $24.1 million on pre-tax income of $56.5 million, representing an effective income tax expense rate of 42.6% compared to an income tax expense of $20.5 million on pre-tax income of $84.8 million, representing an effective income tax expense rate of 24.2% for the same period in 2013.

The increase in effective tax rate compared to the same period in 2013 is primarily the result of increased profitability in higher tax jurisdictions and losses recorded in tax jurisdictions for which no tax benefits are being recorded partially offset by tax benefits recognized during the quarter due to the release of certain unrecognized tax benefits as a result of settling the Company’s audit with the Canada Revenue Agency. Our effective tax rates for all periods presented also differ from the federal U.S. statutory rate due to differences between income tax rates between U.S. and foreign jurisdictions and due to losses in tax jurisdictions for which no tax benefits are being recorded. We had unrecognized tax benefits of $23.0 million at June 30, 2014 and $31.6 million at December 31, 2013.

12. EARNINGS PER SHARE

The following table illustrates the basic and diluted EPS computations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
($ thousands)	2014	2013	2014	2013
Numerator
Net income attributable to common stockholders	$19,523	$35,356	$25,896	$64,317
Less: adjustment for income allocated to participating securities	(2,683)	(127)	(3,543)	(243)
Net income attributable to common stockholders - basic and diluted	$16,840	$35,229	$22,353	$64,074
Denominator
Weighted average common shares outstanding - basic	86,887	87,865	87,559	87,823
Plus: dilutive effect of stock options and unvested restricted stock units	912	972	1,314	945
Weighted average common shares outstanding - diluted	87,799	88,837	88,873	88,768
Net income attributable per common share:
Basic	$0.19	$0.40	$0.26	$0.73
Diluted	$0.19	$0.40	$0.25	$0.72

For the three months ended June 30, 2014 and 2013, approximately 0.9 million and 1.5 million, respectively, options and RSUs in total were not included in the calculation of diluted EPS as their effect would have been anti-dilutive. For the six months ended June 30, 2014 and 2013, approximately 0.9 million and 1.7 million, respectively, options and RSUs in total were not included in the calculation of diluted EPS as their effect would have been anti-dilutive.

In addition to the antidilutive effects of options and RSUs, we did not assume the conversion of the Series A preferred stock into common shares for purposes of calculating diluted EPS as the effects would have been anti-dilutive. If converted, as of June 30, 2014, the Series A preferred stock would represent approximately 13.8% of our common stock outstanding or 13.8 million additional common shares. See Note 13 — Series A Preferred Stock for further details regarding the preferred share offering.

Stock Repurchase Plan Authorizations

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. Subject to certain restrictions on repurchases under our revolving credit facility, in December 2013, the board of directors authorized the repurchase up to $350.0 million of our common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice.

During the three months ended June 30, 2014, we repurchased approximately 2.3 million shares at a weighted average price of $14.71 per share for an aggregate price of approximately $33.9 million excluding related commission charges under our publicly-announced repurchase plan. During the six months ended June 30, 2014, we repurchased approximately 3.2 million shares at a weighted average price of $14.77 per share for an aggregate price of approximately $46.9 million excluding related commission charges under our publicly-announced repurchase plan.

Since June 30, 2014, we have repurchased approximately 0.6 million shares at a weighted average price of $14.72 per share for an aggregate price of approximately $8.2 million excluding related commission charges under our publicly-announced repurchase plan.

13. SERIES A PREFERRED STOCK

On January 27, 2014, we issued to Blackstone Capital Partners VI L.P. (“Blackstone”), and certain of its permitted transferees (together with Blackstone, the “Blackstone Purchasers”), 200,000 shares of our Series A preferred stock for an aggregate purchase price of $198.0 million, or $990 per share, pursuant to an Investment Agreement between us and Blackstone, dated December 28, 2013 (as amended, the “Investment Agreement”). In connection with the issuance of the Series A preferred stock (the “Closing”), we received proceeds of $182.2 million after deducting the issuance discount of $2.0 million and direct and incremental expenses of $15.8 million including financial advisory fees, closing costs, legal expenses and other offering-related expenses.

Participation Rights and Dividends

The Series A preferred stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Series A preferred stock has a stated value of $1,000 per share, and holders of Series A preferred stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum. If we fail to make timely dividend payments, the dividend rate will increase to 8% per annum until such time as all accrued but unpaid dividends have been paid in full. Holders of Series A preferred stock are entitled to receive dividends declared or paid on our common stock and are entitled to vote together with the holders of our common stock as a single class, in each case, on an as-converted basis. As of June 30, 2014, we had accrued dividends of $3.0 million on the condensed consolidated balance sheets, which were paid in cash to Blackstone on July 1, 2014. Holders of Series A preferred stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

Conversion Features

The Series A preferred stock is convertible at the option of the holders at any time after the Closing into shares of common stock at an implied conversion price of $14.50 per share, subject to adjustment. At our election, all or a portion of the Series A preferred stock will be convertible into the relevant number of shares of common stock on or after the third anniversary of the Closing, if the closing price of the common stock equals or exceeds $29.00 for 20 consecutive trading days. The Series A preferred stock is convertible into 13,793,100 shares of our common stock based on the conversion rate in place as of June 30, 2014. The conversion rate is subject to the following customary anti-dilution and other adjustments:

•                  The occurrence of common stock dividends or distributions, stock splits or combinations, and equity reclassifications.

•                  The distribution of rights, options, or warrants to all holders of common stock entitling them to purchase shares of common stock at a price per share that is less than the closing price of the Company’s common stock.

•                  Pursuant to a tender offer or exchange offer to purchase outstanding shares of common stock for consideration valued at an amount greater than the closing price of the Company’s common stock.

•                  If the Company distributes evidences of its indebtedness, assets, other property or securities or rights, options or warrants to acquire its Capital Stock.

•                  If the Company has any stockholder rights plan in effect with respect to the common stock on the date of conversion, upon conversion of the Series A preferred stock, the holder will also receive (in addition to the common stock pursuant to the conversion) the rights under such rights plan, unless those rights (a) become exercisable before the conversion of the Series A preferred stock, or (b) are separated from the common stock (each a “Trigger Event”).  Upon the occurrence of a Trigger Event, the Series A preferred stock conversion rate will be adjusted in accordance with 1) or 2) described above.

•                  If the Company issues shares of common stock  (or  other instruments convertible into common stock) for valuable consideration, the conversion price is adjusted if (a) the offering price is less than the conversion price and (b) if the offering is at a price less than the fair market value of the Company’s common stock on the date of issuance.

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

In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features which are not solely within the control of the issuer are required to be presented outside of permanent equity on the condensed consolidated balance sheets. Under the Investment Agreement and as noted above, the holder has the option to redeem the Series A preferred stock any time after January 27, 2022 or upon a change in control. As such, the Series A preferred stock is presented in temporary or mezzanine equity on the condensed consolidated balance sheets and will be accreted up to the stated redemption value of $203.0 million using an appropriate accretion method over a redemption period of eight years, as this represents the earliest probable date at which the Series A preferred stock will become redeemable.

14. COMMITMENTS & CONTINGENCIES

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

The following table summarizes the composition of rent expense under operating leases for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Minimum rentals (1)	$28,110	$24,776	$55,649	$49,044
Contingent rentals	7,261	7,148	9,684	9,644
Less: Sublease rentals	(243)	(156)	(447)	(310)
Total rent expense	$35,128	$31,768	$64,886	$58,378

(1)         Minimum rentals include all lease payments as well as fixed and variable common area maintenance (“CAM”), parking and storage fees, which were approximately $2.5 million during the three months ended June 30, 2014 and 2013, respectively, and $4.9 million during the six months ended June 30, 2014 and 2013, respectively.

Purchase Commitments

As of June 30, 2014, we had purchase commitments with certain third party manufacturers for $108.7 million.

Government Tax Audits

We are regularly subject to, and are currently undergoing, audits by tax authorities in the United States and several foreign jurisdictions for prior tax years.

In April 2014, we received a final notice of assessment on transfer pricing items from the Canadian tax authorities, which closed the ongoing audit of our Canada operations through 2011. The assessment, along with the estimated impact on certain Canadian provinces, was less than the amount of the uncertain tax benefits recorded, and therefore, resulted in a net tax benefit of approximately

$2.3 million in the quarter ended June 30, 2014. We have paid the assessment, which included tax and interest for the tax periods through December 31, 2011.

See Note 16—Legal Proceedings for further details regarding potential loss contingencies related to government tax audits and other current legal proceedings.

15. OPERATING SEGMENTS & GEOGRAPHIC INFORMATION

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

The following table sets forth information related to our reportable operating business segments during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ thousands)	2014	2013	2014	2013
Revenues:
Americas	$141,568	$146,255	$258,688	$275,684
Asia Pacific	121,486	111,832	223,351	202,289
Japan	41,195	45,472	70,245	75,831
Europe	72,757	60,170	136,893	121,516
Total segment revenues	377,006	363,729	689,177	675,320
Other businesses	(86)	98	172	163
Total consolidated revenues	$376,920	$363,827	$689,349	$675,483

Operating income:
Americas	$24,920	$23,005	$38,357	$43,818
Asia Pacific	33,895	35,685	61,578	62,788
Japan	13,868	17,463	20,330	25,023
Europe	12,026	11,657	19,565	24,328
Total segment operating income	84,709	87,810	139,830	155,957
Reconciliation of total segment operating income to income before income taxes:
Other businesses	(4,589)	(5,535)	(8,345)	(9,412)
Intersegment eliminations	15	15	30	30
Unallocated corporate and other (1)	(38,224)	(31,871)	(72,782)	(58,506)
Total consolidated operating income	41,911	50,419	58,733	88,069
Foreign currency transaction losses, net	220	814	2,988	3,414
Interest income	(403)	(517)	(880)	(823)
Interest expense	128	266	319	475
Other (income) expense, net	(30)	195	(171)	167
Income before income taxes	$41,996	$49,661	$56,477	$84,836

Depreciation and amortization:
Americas	$3,239	$2,431	$5,687	$4,973
Asia Pacific	1,469	1,200	2,875	2,478
Japan	369	375	703	776
Europe	912	1,281	1,814	2,431
Total segment depreciation and amortization	5,989	5,287	11,079	10,658
Other businesses	2,135	2,123	3,734	4,240
Unallocated corporate and other (1)	3,254	2,848	5,938	5,624
Total consolidated depreciation and amortization	$11,378	$10,258	$20,751	$20,522

(1)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

The following table sets forth asset information related to our reportable operating business segments as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
($ thousands)	2014	2013
Assets:
Americas	$184,547	$139,855
Asia Pacific	219,988	177,343
Japan	51,667	51,155
Europe	178,500	137,701
Total segment current assets	634,702	506,054
Other businesses	16,274	14,093
Unallocated corporate and other(1)	145,527	63,743
Deferred tax assets, net	4,587	4,440
Income tax receivable	14,426	10,630
Other receivables	17,295	11,942
Prepaid expenses and other current assets	37,923	29,175
Total current assets	870,734	640,077
Property and equipment, net	83,316	86,971
Intangible assets, net	85,747	74,822
Goodwill	2,479	—
Deferred tax assets, net	18,614	19,628
Other assets	40,983	53,661
Total consolidated assets	$1,101,873	$875,159

(1)         Corporate assets primarily consist of cash and equivalents which increased predominately due to net cash proceeds from our investment with Blackstone. See Note 13 — Series A Preferred Stock for further details regarding the preferred share offering.

16. LEGAL PROCEEDINGS

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

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleged that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe, the breach was not sufficiently severe to justify termination. We believed that the trial judge erred in his findings and subsequently appealed the judgment.  On October 30, 2012, the Court of Appeal handed down its judgment which confirmed the trial judge’s findings. We submitted a request to the Supreme Court seeking permission to appeal and on April 24, 2013, the Supreme Court declined our request.  To that date the legal proceedings had only addressed liability, so there had been no findings in relation to the amount of compensation or damages, other than with respect to legal fees. On May 12, 2014, the parties agreed to settle the matter for an amount within our accrual. The parties have entered into a Consent Decree filed with the Court and we have made payment pursuant to the settlement agreement. The Company considers this matter closed.

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010.  In October 2013, CBP issued a revised final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review (a reduction from $14.3 million in the preliminary draft report issued in 2012).  We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection.  It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute.  CBP has stated that the final report will recommend collection of the duties due.  At this time, it is not possible to determine precisely when a notice of claim will be received from CBP, but currently we anticipate a notice of claim could be received sometime in the third quarter of 2014.  Likewise, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

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

As of June 30, 2014, we have accrued a total of $3.7 million relating to these litigation matters and other disputes. We estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $9.6 million in the aggregate, in excess of the amount accrued.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial position, results of operations or cash flows.

17. SUBSEQUENT EVENTS

On July 21, 2014, after a comprehensive strategic review of the Company’s business and operations globally, the Company announced a strategic plan for long-term improvement and growth of its business.  Under the plan, the Company expects, among other things, to (i) streamline its product portfolio, eliminate non-core product development and explore strategic alternatives for non-core brands, (ii) reorganize key business functions to improve efficiency and eliminate 183 global positions and (iii) close or convert approximately 75 to 100 Crocs branded retail stores around the world.  The actions associated with the plan are expected to be completed in the next 18 months. Pursuant to the announcement, on July 21, 2014, the Company incurred severance charges of approximately $2.9 million related to the termination of certain employees.

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

Since the initial introduction and popularity of the Beach and Crocs Classic designs, we have expanded our Croslite products to include a variety of new styles and products and have further extended our product reach through the acquisition of brand platforms. Going forward, we intend to focus our footwear product lines on our core molded footwear heritage, as well as develop innovative casual footwear platforms. We intend to streamline our product portfolio, eliminate non-core product development and explore strategic alternatives for non-core brands.

The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including department stores and traditional footwear retailers as well as a variety of specialty and independent retail channels. We intend to drive cohesive global brand positioning from region-to-region and year-to-year to create a clearer and consistent product portfolio and message, resulting in a more powerful consumer connection to the brand. This strategy will be accomplished through developing powerful product stories supported with effective, consistent and clear marketing.

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our revenues. Likewise, we expect that our subsidiaries with functional currencies other than the U.S. Dollar will continue to represent a substantial portion of our overall gross margin and related expenses. Accordingly, changes in foreign currency exchange rates could materially affect revenues and costs or the comparability of revenues and costs from period to period as a result of translating our financial statements into our reporting currency.

Use of Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), we present current period ‘adjusted selling, general and administrative expenses’, which is a non-GAAP financial measure, within this Management’s Discussion and Analysis. Adjusted results exclude the impact of items that management believes affect the comparability or underlying business trends in our condensed consolidated financial statements in the periods presented.

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

Management uses adjusted results to assist in comparing business trends from period to period on a consistent basis without regard to the impact of non-GAAP adjustments in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that these non-GAAP measures are used by, and are useful to, investors and other users of our financial statements in evaluating operating performance by providing better comparability between reporting periods because they provide an additional tool to evaluate our performance without regard to non-GAAP adjustments that may not be indicative of overall business trends. They also provide a better baseline for analyzing trends in our operations. We do not suggest that investors should consider these non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Please refer to our ‘Results of Operations’ within this section for a reconciliation of adjusted selling, general and administrative expenses to GAAP selling, general and administrative expenses.

Recent Events

On May 13, 2014, the board of directors (the “Board”) of the Company appointed Andrew Rees as President of the Company with principal responsibilities for the Crocs brand, effective June 9, 2014. In addition, the Board appointed Mr. Rees as principal executive officer to serve until such time as the Board appoints a Chief Executive Officer of the Company.

On July 21, 2014, we announced strategic plans for long-term improvement and growth of the business. These plans comprise four key initiatives including: (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure including reducing duplicative and excess overhead which will also enhance the decision making process, and (4) closing or converting approximately 75 to 100 Crocs branded retail stores around the world.

Financial Highlights

During the three months ended June 30, 2014, we experienced revenue growth of 3.6%. We continued to experience strong revenue results in our Asia Pacific and Europe segments as market demand continues to grow through our wholesale and direct-to-consumer channels. Specifically, we experienced a 1.1% increase in comparable store sales in our Europe segment led by increased sales in Belgium, Russia and Spain. We experienced difficulty in our Americas segment as wholesale accounts remain lean on inventory and our retail channel remained flat despite an increase in retail locations primarily due to a 6.2% decrease in comparable store sales. On a constant-currency basis, our Japan segment experienced modest improvement; however, limited ability for growth in Japan due to macroeconomic turmoil continues to present challenges for the business as we saw the lingering decline of Japanese Yen decrease quarter-over-quarter revenues by almost $1.6 million and operating income by $0.5 million.

Globally, we are focused on expanding and improving current relationships with wholesale partners; however, as mentioned above, wholesale accounts remain lean on inventory levels and at-once ordering. We experienced a $4.9 million, or 3.7%, increase in retail channel revenues primarily through the addition of 49 global retail locations (net of store closures) since June 30, 2013 partially offset by a 5.1% decrease in comparable store sales compared to prior year. As we continue to diversify our product line with new footwear brands such as the Stretch Sole and Busy Day and carryover products such as the Huarache and A-Leigh wedge, we are experiencing a reduction in clog sales as a percentage of revenues.

The following are the more significant developments in our businesses during the three months ended June 30, 2014:

•                  Revenues increased $13.1 million, or 3.6%, to $376.9 million compared to the same period in 2013. Revenue growth was predominately driven by a 0.6% increase in global average footwear selling price realized through new and classic product expansion as well as a 3.6% increase in global footwear unit sales.

•                  Gross profit increased $1.7 million, or 0.8%, to $202.6 million and gross margin percentage decreased 150 basis points, or 2.7%, to 53.7% compared to the same period in 2013. The decline in gross margin percentage is primarily driven by the evolution of our product assortment and is consistent with our product strategy. As we expand our product lines, product mix shifts into styles that may utilize more expensive materials such as textile fabric and leather compared to the traditional clog.

•                  Selling, general and administrative expenses increased $3.1 million, or 2.1%, to $153.4 million compared to the same period in 2013. Selling, general and administrative expenses increased due to the year-over-year global expansion of our retail channel and increased bad debt expense in our Asia Pacific segment as we are seeing slow payments from some of our wholesale accounts partially offset by cost savings in variable compensation. In addition, we experienced an increase of $0.3 million in expenses that we believe to be non-indicative of our underlying business trends including reorganizational charges as a result of transition activities, additional operating expenses related to our ERP implementation and charges related to litigation settlements.

•                  We incurred $4.1 million in restructuring charges as a result of our strategic plans for long-term improvement and growth of the business. These charges included severance costs related to executive management as well as retail store closure costs.

•                  We incurred $3.2 million in asset impairment charges related to certain underperforming retail locations in our Americas, Europe and Asia Pacific segments that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

•                  Net income attributable to common stockholders decreased $15.8 million, or 44.8%, to $19.5 million compared to the same period in 2013 driving our diluted earnings per share from $0.40 to $0.19. This decrease is primarily attributable to the increase in certain infrequent expenses such as restructuring and asset impairment charges as well as dividends declared on our Series A preferred stock and dividend equivalents as a result of our recent investment from Blackstone Capital Partners VI L.P. (“Blackstone”), which contributed a decrease of $3.8 million in net income attributable to common stockholders or $0.04 in diluted earnings per share.

•                  We have halted our expansion of our retail channel locations and have begun to focus on the long-term profitability of current locations. We opened one global retail location in the second quarter 2014 (net of store closures) as compared to 28 global retail locations in the second quarter of 2013 (net of store closures). In addition, we closed an aggregate of eight locations in our Americas, Europe and Asia Pacific segments which were not scheduled to close until future periods and were selected for closure by management based on historical and projected profitability levels, relocation plans, and other factors.

•                  We continue to fund the implementation of our customized and fully integrated operations, accounting, and finance ERP system. We recently launched the ERP in Australia and Japan with success and now expect the full implementation to launch globally in early 2015. We believe the introduction of the new ERP system to our current environment will allow for seamless and high-quality data across the Company. As of June 30, 2014, total costs to date related to the ERP implementation were $66.3 million, of which $54.4 million has been capitalized and $11.9 million has been expensed. As of June 30, 2014, we had $14.4 million in outstanding borrowings related to the ERP system under a Master Installment Payment Agreement (“Master IPA”) with PNC Equipment Finance, LLC (“PNC Equipment”).

•                  We repurchased approximately 2.3 million shares at a weighted average price of $14.71 per share for an aggregate price of approximately $33.9 million excluding related commission charges under our publicly-announced repurchase plan. As of June 30, 2014, we had approximately $303.1 million available for repurchase under our repurchase authorization. Since June 30, 2014, we have repurchased approximately 0.6 million shares at a weighted average price of $14.72 per share for an aggregate price of approximately $8.2 million excluding related commission charges under our publicly-announced repurchase plan.

Remaining 2014 Outlook

As mentioned above, we recently announced strategic plans for long-term improvement and growth of the business. These plans comprise four key initiatives including: (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure including reducing duplicative and excess overhead which will also enhance the decision making process, and (4) closing or converting approximately 75 to 100 Crocs branded retail stores around the world.

First, we intend to focus on our core molded footwear heritage, as well as develop innovative casual footwear platforms. We intend to streamline the product portfolio, eliminate non-core product development and will explore strategic alternatives for the non-core products and brands.  We expect more centralized product line control will also result in a reduction of the SKU proliferation that has occurred over the past few years, a more simplified and efficient supply chain and a reduction in overall product line costs and inventory levels.

Further, we intend to drive cohesive global brand positioning from region-to-region and year-to-year to create a clearer and consistent product portfolio and message, resulting in a more powerful consumer connection to the brand.  This strategy will be accomplished through developing powerful product stories supported with effective consistent and clear marketing.  Finally, we intend to increase working market spend, defined as funds that put marketing messages in front of consumers, by approximately 50%, funded primarily from a reduction of marketing overhead.

Second, we intend to refine our business model around the world, prioritizing direct investment in larger-scale geographies to focus our resources on the biggest opportunities and moving away from direct investment in the retail and wholesale businesses in smaller markets and transferring significant commercial responsibilities to distributors and third-party agents.  These re-alignments are already underway in Brazil, Taiwan and other markets around the globe.  Further, we intend to expand engagement with leading wholesale accounts in select markets to drive sales growth, optimize product placement and enhance brand reputation

Third, we have reorganized key business functions to improve efficiency and have eliminated 185 global positions of which the majority occurred on July 21, 2014, reducing structural complexity, size and cost. In addition, we plan to open a Global Commercial Center in the Boston area in late 2014, housing key merchandising, marketing and retail executives. The Boston location was selected in order to attract experienced senior footwear and business development management talent. The Global Commercial Center in Boston will join the Product Creation and Global Shared Services Center in Niwot, Colorado, the cornerstone of support for Crocs’ global business. We intend to strengthen our Regional Commercial Centers in the Netherlands, Singapore and Japan with responsibility for managing Crocs’ global business.

Fourth, we plan to rationalize under-performing business units, in order to re-align cost-structure and place greater focus on assets and operations with higher profit potential. This action will enable us to gain greater strategic and economic leverage from our direct-to-consumer assets, including owned retail and e-commerce stores. We intend to close or convert approximately 75 to 100 company-owned retail locations around the world, with 18 stores already closed or converted to partner stores in the second quarter of 2014. The impact of these closures and conversions is expected to reduce annual revenue by approximately $35.0 to $50.0 million and reduce selling, general and administrative expenses by approximately $17.5 to $27.5 million, with an insignificant impact on future operating income. We intend to consolidate global company-operated e-commerce sites from 21 to 11.

Overall, we undertook a comprehensive strategic review of the business and its operations globally, and identified four key areas of opportunity in the business: products, geographies, organization and channels. These plans prioritize earnings growth and our focus on becoming the leading brand in casual lifestyle footwear.

At June 30, 2014, our backlog was up approximately $45.1 million to $206.2 million. The following table summarizes wholesale backlog by reportable operating segment as of June 30, 2014 and 2013:

	June 30,
($ thousands)	2014	2013
Americas	$68,693	$58,628
Asia Pacific	67,299	53,430
Japan	29,340	28,748
Europe	40,836	20,230
Total backlog (1)	$206,168	$161,036

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Change
($ thousands, except per share data and average footwear selling price)	2014	2013	$		%
Revenues	$376,920	$363,827	$13,093		3.6%
Cost of sales	174,349	162,960	11,389		7.0
Gross profit	202,571	200,867	1,704		0.8
Selling, general and administrative expenses	153,370	150,246	3,124		2.1
Restructuring charges	4,060	—	4,060		*
Asset impairment charges	3,230	202	3,028		1,499.0
Income from operations	41,911	50,419	(8,508)		(16.9)
Foreign currency transaction losses, net	219	814	(595)		(73.1)
Interest income	(403)	(517)	114		(22.1)
Interest expense	128	266	(138)		(51.9)
Other (income) expense, net	(30)	195	(225)		(115.4)
Income before income taxes	41,997	49,661	(7,664)		(15.4)
Income tax expense	18,719	14,305	4,414		30.9
Net income	23,278	35,356	(12,078)		(34.2)
Dividends on Series A convertible preferred shares	3,033	—	3,033		*
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	721	—	721		*
Net income attributable to common stockholders	$19,524	$35,356	$(15,832)		(44.8)%

Net income per common share:
Basic	$0.19	$0.40	$(0.21)		(51.5)%
Diluted	$0.19	$0.40	$(0.21)		(52.0)%
Gross margin	53.7%	55.2%	(150	)bps	(2.7)%
Operating margin	11.1%	13.9%	(280	)bps	(20.1)%
Footwear unit sales	16,874	16,286	588		3.6%
Average footwear selling price	$21.77	$21.65	$0.12		0.6%

*               Percentage change is not relevant as prior years amounts were zero.

Revenues. During the three months ended June 30, 2014, revenues increased $13.1 million, or 3.6%, compared to the same period in 2013, primarily due to an increase of 0.6 million, or 3.6%, in global footwear unit sales and an increase of $0.12 per unit, or 0.6%, in average footwear selling price primarily driven by new product introductions with higher average selling prices and a product mix shift from clogs to non-clog styles.

For the three months ended June 30, 2014, revenues from our wholesale channel increased $7.3 million, or 3.6%, compared to the same period in 2013, which was primarily driven by an increase in our Asia Pacific and Europe segments as a result of expansion of our wholesale doors and the continued support from existing customers partially offset by decreased wholesale channel revenues in our Americas and Japan segments. This decrease was mainly due to a soft wholesale market and slow sell-through of inventory as a result of macroeconomic declines leading to lower average footwear selling prices.

For the three months ended June 30, 2014, revenues from our retail channel increased $4.9 million, or 3.7%, compared to the same period in 2013, which was primarily driven by our global retail expansion as we opened 49 company-operated stores (net of store closures) since June 30, 2013 partially offset by a 5.1% decrease in comparable store sales. Although we expanded our global retail presence since 2013, we have begun to and plan on continuing to moderate the pace of our retail expansion in 2014 with a focus on consolidating and enhancing the profitability of existing locations.

For the three months ended June 30, 2014, revenues from our internet channel increased $0.9 million, or 2.9%, compared to the same period in 2013, which was primarily driven by increased internet sales in our Asia Pacific segment partially offset by a decrease in internet sales in our Americas segment. Our internet sales totaled approximately 8.2% and 8.3% of our consolidated net sales in the three months ended June 30, 2014 and 2013, respectively. We continue to benefit from our online presence through webstores worldwide enabling us to have increased access to our customers in a low cost, attractive manner and providing an opportunity to educate them about our products and brand. However, we intend to consolidate global company-operated e-commerce sites from 21 to 11 in order to focus our internet strategy in our principal geographical locations.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency during the three months ended June 30, 2014 increased our revenues by $0.2 million compared to the same period in 2013. The majority of this increase was related to the increase in value of the Euro compared to the U.S. Dollar partially offset by a decrease in the Japanese Yen, Brazilian Real and Russian Ruble compared to the U.S. Dollar.

The following table summarizes our total revenue by channel for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Change		Constant Currency Change(1)
($ thousands)	2014	2013	$	%	$	%
Channel revenues:
Wholesale:
Americas	$65,715	$69,089	$(3,374)	(4.9)%	$(2,632)	(3.8)%
Asia Pacific	71,748	67,383	4,365	6.5	4,731	7.0
Japan	26,697	31,053	(4,356)	(14.0)	(3,275)	(10.5)
Europe	44,576	33,742	10,834	32.1	9,254	27.4
Other businesses	(86)	98	(184)	(187.8)	(184)	(187.8)
Total Wholesale	208,650	201,365	7,285	3.6	7,894	3.9
Consumer-direct:
Retail:
Americas	60,622	61,041	(419)	(0.7)	2	0.0
Asia Pacific	44,648	40,871	3,777	9.2	2,565	6.3
Japan	12,328	12,327	1	0.0	432	3.5
Europe	19,620	18,050	1,570	8.7	1,292	7.2
Total Retail	137,218	132,289	4,929	3.7	4,291	3.2
Internet:
Americas	15,231	16,125	(894)	(5.5)	(812)	(5.0)
Asia Pacific	5,090	3,578	1,512	42.3	1,541	43.1
Japan	2,170	2,092	78	3.7	160	7.6
Europe	8,561	8,378	183	2.2	(166)	(2.0)
Total Internet	31,052	30,173	879	2.9	723	2.4
Total revenues:	$376,920	$363,827	$13,093	3.6%	$12,908	3.5%

(1)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

The table below illustrates the overall growth in the number of our company-operated retail locations by type of store and reportable operating segment from June 30, 2013 to June 30, 2014:

Company-operated retail locations:	June 30, 2013	Opened	Closed	March 31, 2014	Opened	Closed	June 30, 2014
Type:
Kiosk/Store in Store	125	7	(12)	120	2	(12)	110
Retail Stores	305	46	(17)	334	19	(13)	340
Outlet Stores	145	35	(11)	169	7	(2)	174
Total	575	88	(40)	623	28	(27)	624
Operating segment:
Americas	207	20	(14)	213	8	(12)	209
Asia Pacific	206	55	(21)	240	13	(10)	243
Japan	49	5	(2)	52	1	—	53
Europe	113	8	(3)	118	6	(5)	119
Total	575	88	(40)	623	28	(27)	624

The table below sets forth our comparable store sales by reportable operating segment for the three months ended June 30, 2014 as compared to 2013:

	Constant Currency	Constant Currency
	Three Months Ended	Three Months Ended
Comparable store sales (1)	June 30, 2014(2)	June 30, 2013(2)
Americas	(6.2)%	1.5%
Asia Pacific	(6.0)	8.3
Japan	(6.4)	(19.5)
Europe	1.1	1.0
Global	(5.1)%	1.0%

(1)         Comparable store status is determined on a monthly basis. Comparable store sales begin in the thirteenth month of a store’s operation. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. Comparable store sales exclude the impact of our internet channel revenues and are calculated on a currency neutral basis using historical annual average currency rates.

(2)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Gross profit. During the three months ended June 30, 2014, gross profit decreased $1.7 million, or 0.8%, compared to the same period in 2013, which was primarily attributable to a $11.4 million, or 7.0%, increase in cost of sales, partially offset by the 3.6% increase in revenues as a result of higher average footwear selling prices and global footwear unit sales. Gross margin percentage decreased 150 basis points compared to 2013. The decline in gross margin percentage is primarily driven by the evolution of our product assortment and is consistent with our product strategy. As we expand our product lines, product mix shifts into styles that may utilize more expensive materials such as textile fabric and leather compared to the traditional clog. In addition, we experienced increased shipping costs globally and a $2.0 million write-down of obsolete inventory partially offset by a decrease in promotional and clearance activity.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the three months ended June 30, 2014 increased our gross profit by $0.8 million compared to the same period in 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.1 million, or 2.1%, during the three months ended June 30, 2014 compared to the same period in 2013. As a percentage of revenue, selling, general and administrative expenses decreased 60 basis points from 41.3% to 40.7% during the three months ended June 30, 2014 compared to the same period in 2013. This increase in selling, general and administrative expenses is predominately due to:

•                  an increase of $3.7 million in expenses associated with the expansion of our global retail presence in which we opened 49 company-operated locations (net of store closures) between June 30, 2013 and June 30, 2014; and

•                  a decrease of $0.3 million related to cost saving initiatives and lower variable compensation partially offset by an increase in bad debt expense as we are experiencing slow payments from some of our Asia Pacific wholesale accounts.

In addition to these fluctuations, we have identified certain selling, general and administrative expenses that affect the comparability or underlying business trends in our condensed consolidated financial statements. The following table summarizes these expenses as well as the remaining $0.3 million decrease discussed above by reconciling our GAAP selling, general and administrative expenses to non-GAAP selling, general and administrative expenses:

	Three Months Ended June 30,
Selling, general and administrative expenses reconciliation:	2014	2013
GAAP selling, general and administrative expenses	$153,370	$150,246
Reorganizational expenses (1)	(2,380)	—
New ERP implementation (2)	(4,639)	(1,628)
Legal settlement (3)	(424)	—
Brazil tax credits (4)	—	(6,094)
Non-GAAP selling, general and administrative expenses	$145,927	$142,524

(1)         This relates to bonuses, consulting fees and other expenses related to recent reorganizational activities and our investment agreement with Blackstone.

(2)         This represents operating expenses related to the implementation of our new ERP system and the add-back of accelerated depreciation and amortization on tangible and intangible items related to our current ERP system and supporting platforms that will no longer be utilized once the implementation of a new ERP is complete.

(3)         This represents legal settlement expenses.

(4)         This represents a net expense related to the resolution of a statutory tax audit in Brazil.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the three months ended June 30, 2014, increased selling, general and administrative expenses by approximately $0.5 million compared to the same period in 2013.

Restructuring Charges. We recorded $4.1 million in restructuring charges during the three months ended June 30, 2014. These restructuring charges arose primarily as a result of our strategic plans for long-term improvement and growth of the business. Restructuring charges for the three months ended June 30, 2014 consisted of:

•                  $2.9 million in severance costs, of which $2.1 million was related to the resignation or termination of executive management;

•                  $0.6 million in contract termination costs primarily related to the exiting of retail operating leases and certain distribution agreements; and

•                  $0.6 million in other restructuring costs primarily related to the write-off of long-lived assets associated with the exiting of retail locations.

Asset Impairment Charges. We recorded $3.2 million in asset impairment charges during the three months ended June 30, 2014 related to certain underperforming retail locations in our Americas, Europe and Asia Pacific segments that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

Foreign Currency Transaction Losses. The line item entitled ‘Foreign currency transaction losses, net’ is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the three months ended June 30, 2014, losses on foreign currency transactions decreased $0.6 million, or 73.1%, compared to the same period in 2013.

Income tax expense. During the three months ended June 30, 2014, income tax expense increased $4.4 million. Our effective tax rate increased 15.8% compared to the same period in 2013, as a result of increased profitability in higher tax jurisdictions and losses recorded in tax jurisdictions for which no tax benefits are being recorded. Our effective tax rate of 44.6% for the three months ended June 30, 2014 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between U.S. and foreign jurisdictions and due to increased profitability in higher tax jurisdictions.

Comparison of the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Change
($ thousands, except per share data and average footwear selling price)	2014	2013	$		%
Revenues	$689,349	$675,483	$13,866		2.1%
Cost of sales	330,551	308,767	21,784		7.1
Gross profit	358,798	366,716	(7,918)		(2.2)
Selling, general and administrative expenses	290,525	278,445	12,080		4.3
Restructuring charges	6,310	—	6,310		*
Asset impairment charges	3,230	202	3,028		1,499.0
Income from operations	58,733	88,069	(29,336)		(33.3)
Foreign currency transaction losses, net	2,988	3,414	(426)		(12.5)
Interest income	(880)	(823)	(57)		6.9
Interest expense	319	475	(156)		(32.8)
Other (income) expense, net	(171)	167	(338)		(202.4)
Income before income taxes	56,477	84,836	(28,359)		(33.4)
Income tax expense	24,076	20,519	3,557		17.3
Net income	$32,401	$64,317	$(31,916)		(49.6)%
Dividends on Series A convertible preferred shares	5,166	—	5,166		*
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	1,339	—	1,339		*
Net income attributable to common stockholders	$25,896	$64,317	$(38,421)		(59.7)%

Net income per common share:
Basic	$0.26	$0.73	$(0.47)		(65.0)%
Diluted	$0.25	$0.72	$(0.47)		(65.1)%
Gross margin	52.0%	54.3%	(230	)bps	(4.2)%
Operating margin	8.5%	13.0%	(450	)bps	(34.6)%
Footwear unit sales	31,855	31,577	278		0.9%
Average footwear selling price	$21.12	$20.80	$0.32		1.5%

*     Percentage change is not relevant as prior years amounts were zero.

Revenues. During the six months ended June 30, 2014, revenues increased $13.9 million, or 2.1%, compared to the same period in 2013 primarily due to an increase of $0.32 per unit, or 1.5%, in average footwear selling price primarily driven by new product introductions and a product mix shift from clogs to non-clog styles as well as an increase of 0.3 million, or 0.9%, in global footwear unit sales.

For the six months ended June 30, 2014, revenues from our wholesale channel increased $4.3 million, or 1.0%, compared to the same period in 2013, which was primarily driven by an increase in our Asia Pacific and Europe segments as a result of expansion of our wholesale doors and the continued support from existing customers partially offset by decreased wholesale channel revenues in our Americas and Japan segments.

For the six months ended June 30, 2014, revenues from our retail channel increased $9.4 million, or 4.6%, compared to the same period in 2013, which was primarily driven by our global retail expansion as we opened 49 company-operated stores (net of store closures) since June 30, 2013 partially offset by a 3.8% decrease in comparable store sales. Although we expanded our global retail presence since 2013, we have begun to and plan on continuing to moderate the pace of our retail expansion in 2014 with a focus on consolidating and enhancing the profitability of existing locations.

For the six months ended June 30, 2014, revenues from our internet channel increased $0.2 million, or 0.4%, compared to the same period in 2013, which was primarily driven by increased internet sales in our Asia Pacific segment partially offset by a decrease in internet sales in our Americas segment. Our internet sales totaled approximately 7.4% and 7.5% of our consolidated net sales in the six months ended June 30, 2014 and 2013, respectively. We continue to benefit from our online presence through webstores worldwide enabling us to have increased access to our customers in a low cost, attractive manner and providing an opportunity to educate them about our products and brand. However, we intend to consolidate global company-operated e-commerce sites from 21 to 11 in order to focus our internet strategy in our principal geographical locations.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency during the six months ended June 30, 2014 decreased our revenues by $3.7 million compared to the same period in 2013. The majority of this decrease was related to the decrease in value of the Japanese Yen, Brazilian Real and Russian Ruble compared to the U.S. Dollar partially offset by an increase in the Euro compared to the U.S. Dollar.

The following table summarizes our total revenue by channel for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Change		Constant Currency Change(1)
($ thousands)	2014	2013	$	%	$	%
Channel revenues:
Wholesale:
Americas	$135,890	$150,693	$(14,803)	(9.8)%	$(12,926)	(8.6)%
Asia Pacific	149,745	136,937	12,808	9.4	13,619	9.9
Japan	47,744	53,580	(5,836)	(10.9)	(2,739)	(5.1)
Europe	92,356	80,275	12,081	15.0	8,929	11.1
Other businesses	172	163	9	5.5	(18)	(11.0)
Total Wholesale	425,907	421,648	4,259	1.0	6,865	1.6
Consumer-direct:
Retail:
Americas	97,203	96,945	258	0.3	1,091	1.1
Asia Pacific	66,767	60,468	6,299	10.4	5,572	9.2
Japan	18,458	18,228	230	1.3	1,362	7.5
Europe	30,350	27,739	2,611	9.4	2,377	8.6
Total Retail	212,778	203,380	9,398	4.6	10,402	5.1
Internet:
Americas	25,595	28,046	(2,451)	(8.7)	(2,256)	(8.0)
Asia Pacific	6,839	4,884	1,955	40.0	2,089	42.8
Japan	4,043	4,023	20	0.5	326	8.1
Europe	14,187	13,502	685	5.1	171	1.3
Total Internet	50,664	50,455	209	0.4	330	0.7
Total revenues:	$689,349	$675,483	$13,866	2.1%	$17,597	2.6%

(1)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

The table below illustrates the overall growth in the number of our company-operated retail locations by type of store and reportable operating segment from June 30, 2013 to June 30, 2014:

Company-operated retail locations:	June 30, 2013	Opened	Closed	December 31, 2013	Opened	Closed	June 30, 2014
Type:
Kiosk/Store in Store	125	6	(9)	122	4	(16)	110
Retail Stores	305	34	(12)	327	33	(20)	340
Outlet Stores	145	26	(1)	170	16	(12)	174
Total	575	66	(22)	619	53	(48)	624
Operating segment:
Americas	207	19	(10)	216	12	(19)	209
Asia Pacific	206	40	(10)	236	28	(21)	243
Japan	49	1	(1)	49	5	(1)	53
Europe	113	6	(1)	118	8	(7)	119
Total	575	66	(22)	619	53	(48)	624

The table below sets forth our comparable store sales by reportable operating segment for the six months ended June 30, 2014 as compared to 2013:

	Constant Currency	Constant Currency
	Six Months Ended	Six Months Ended
Comparable store sales (1)	June 30, 2014(2)	June 30, 2013(2)
Americas	(5.7)%	(3.0)%
Asia Pacific	(2.6)	8.0
Japan	(4.4)	(16.0)
Europe	1.0	(1.7)
Global	(3.8)%	(1.2)%

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

(2)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Gross profit. During the six months ended June 30, 2014, gross profit decreased $7.9 million, or 2.2%, compared to the same period in 2013, which was primarily attributable to a $21.8 million, or 7.1%, increase in cost of sales, partially offset by the 2.1% increase in revenues as a result of higher average footwear selling prices and global footwear unit sales. Gross margin percentage decreased 230 basis points compared to 2013. The decline in gross margin percentage is primarily driven by the evolution of our product assortment and is consistent with our product strategy. As we expand our product lines, product mix shifts into styles that may utilize more expensive materials such as textile fabric and leather compared to the traditional clog. In addition, we experienced increased shipping costs globally and a $2.0 million non-recurring write-down of obsolete inventory partially offset by a decrease in promotional and clearance activity.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the six months ended June 30, 2014 decreased our gross profit by $1.0 million compared to the same period in 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.1 million, or 4.3%, during the six months ended June 30, 2014 compared to the same period in 2013. As a percentage of revenue, selling, general and administrative expenses increased 90 basis points from 41.2% to 42.1% during the six months ended June 30, 2014 compared to the same period in 2013.This increase is predominately due to:

•                  an increase of $8.0 million in retail channel expenses predominately associated with the expansion of our global retail presence in which we opened 49 company-operated locations (net of store closures) between June 30, 2013 and June 30, 2014; and

•                  an increase of $0.3 million primarily related to an increase in bad debt expense as we are experiencing slow payments from some of our Asia Pacific wholesale accounts partially offset by cost saving initiatives and lower variable compensation.

In addition to these fluctuations, we have identified certain selling, general and administrative expenses that affect the comparability or underlying business trends in our condensed consolidated financial statements. The following table summarizes these expenses as well as the remaining $3.8 million increase discussed above by reconciling our GAAP selling, general and administrative expenses to non-GAAP selling, general and administrative expenses:

	Six Months Ended June 30,
Selling, general and administrative expenses reconciliation:	2014	2013
GAAP selling, general and administrative expenses	$290,525	$278,445
Reorganizational expenses (1)	(4,451)	—
New ERP implementation (2)	(7,028)	(3,481)
Legal settlement (3)	(1,846)	—
Brazil tax credits (4)	—	(6,094)
Non-GAAP selling, general and administrative expenses	$277,200	$268,870

(1)         This relates to bonuses, consulting fees and other expenses related to recent reorganizational activities and our investment agreement with Blackstone.

(2)         This represents operating expenses related to the implementation of our new ERP system and the add-back of accelerated depreciation and amortization on tangible and intangible items related to our current ERP system and supporting platforms that will no longer be utilized once the implementation of a new ERP is complete.

(3)         This represents legal settlement expenses.

(4)         This represents a net expense related to the resolution of a statutory tax audit in Brazil.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the six months ended June 30, 2014, decreased selling, general and administrative expenses by approximately $1.0 million compared to the same period in 2013.

Restructuring Charges. We recorded $6.3 million in restructuring charges during the six months ended June 30, 2014. These restructuring charges arose primarily as a result of our strategic plans for long-term improvement and growth of the business. Restructuring charges for the six months ended June 30, 2014 consisted of:

•                  $4.5 million in severance costs, of which $3.7 million was related to the resignation or termination of executive management;

•                  $1.2 million in contract termination costs primarily related to the exiting or ongoing liabilities of retail operating leases and certain distribution agreements; and

•                  $0.7 million in other restructuring costs primarily related to the write-off of long-lived assets associated with the exiting of retail locations.

Asset Impairment Charges. We recorded $3.2 million in asset impairment charges during the six months ended June 30, 2014 related to certain underperforming retail locations in our Americas, Europe and Asia Pacific segments that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

Foreign Currency Transaction Losses. The line item entitled ‘Foreign currency transaction losses, net’ is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the three months ended June 30, 2014, losses on foreign currency transactions decreased $0.4 million, or 12.5%, compared to the same period in 2013.

Income tax expense. During the six months ended June 30, 2014, income tax expense increased $3.6 million. Our effective tax rate increased 18.4% compared to the same period in 2013, as a result of increased profitability in higher tax jurisdictions and losses recorded in tax jurisdictions for which no tax benefits are being recorded. Our effective tax rate of 42.6% for the six months ended June 30, 2014 differs from the federal U.S. statutory rate primarily because of differences between income tax rates between U.S. and foreign jurisdictions and due to increased profitability in higher tax jurisdictions.

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

Comparison of the Three Months Ended June 30, 2014 and 2013 by Segment

The following table sets forth information related to our reportable operating business segments for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Change		Constant Currency Change (4)
($ thousands)	2014	2013	$	%	$	%
Revenues:
Americas	$141,568	$146,255	$(4,687)	(3.2)%	$(3,442)	(2.4)%
Asia Pacific	121,486	111,832	9,654	8.6	8,837	7.9
Japan	41,195	45,472	(4,277)	(9.4)	(2,683)	(5.9)
Europe	72,757	60,170	12,587	20.9	10,380	17.3
Total segment revenues	377,006	363,729	13,277	3.7	13,092	3.6
Other businesses	(86)	98	(184)	(187.8)	(184)	(187.8)
Total consolidated revenues	$376,920	$363,827	$13,093	3.6%	$12,908	3.5%
Operating income (loss):
Americas	$24,920	$23,005	$1,915	8.3%	$1,805	7.8%
Asia Pacific	33,895	35,685	(1,790)	(5.0)	(1,971)	(5.5)
Japan	13,868	17,463	(3,595)	(20.6)	(3,077)	(17.6)
Europe	12,026	11,657	369	3.2	129	1.1
Total segment operating income	84,709	87,810	(3,101)	(3.5)	(3,114)	(3.5)
Other businesses(1)	(4,589)	(5,535)	946	(17.1)	660	(11.9)
Intersegment eliminations	15	15	—	0.0	—	—
Unallocated corporate and other(2)	(38,224)	(31,871)	(6,353)	19.9	(6,330)	19.9
Total consolidated operating income(3)	$41,911	$50,419	$(8,508)	(16.9)%	$(8,784)	(17.4)%

(1)         During the three months ended June 30, 2014, operating losses of Other businesses increased $0.9 million compared to the same period in 2013, primarily due to a $0.5 million increase in gross margin and a $0.4 million decrease in selling, general and administrative expenses.

(2)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the three months ended June 30, 2014, Unallocated corporate and other operating income increased $6.4 million compared to the same period in 2013, primarily due to a $2.1 million increase in restructuring charges related to the resignation or termination of certain executives, a $2.0 million inventory write-down and a $1.4 million increase in selling, general and administrative expenses primarily related to the implementation of our ERP system partially offset by cost savings in variable compensation.

(3)     Please refer to our Results of Operations to reconcile total consolidated operating income to net income as segment information does not have an effect on values below total consolidated operating income.

(4)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Americas Operating Segment. During the three months ended June 30, 2014, revenues from our Americas segment decreased $4.7 million, or 3.2%, compared to the same period in 2013 primarily due to a 10.6% decrease in footwear units sold and a $1.2 million unfavorable impact from foreign currency fluctuations driven by weakening of the Brazilian Real against the U.S. Dollar. This decrease was partially offset by a 9.4% increase in average footwear unit selling price. During the three months ended June 30, 2014, revenue declines for the region were realized primarily in the wholesale channel which decreased $3.4 million, or 4.9%, compared to 2013. The decrease in wholesale channel revenue was predominately driven by a mix of lower than anticipated at-once sales as a result of accounts remaining lean on inventory and a decline in activity in Latin America. In addition to the wholesale channel, revenue declines for the region were also realized in the retail channel which decreased $0.4 million and the internet channel which decreased $0.9 million, or 5.5%, compared to 2013. The decrease in retail channel revenue was driven by high promotional activity in the second quarter of 2013 and a 6.2% decrease in comparable store sales. The decrease in internet channel revenue was predominately driven by a decrease in traffic and conversion rates. During the three months ended June 30, 2014, segment operating income increased $1.9 million, or 8.3%, compared to the same period in 2013 driven predominately by an increase in segment gross margins of 90 basis points, or 1.8%, and a $5.3 million, or 10.5%, decrease in selling, general and administrative expenses due to a non-repeating charge of $6.1 million in 2013 related to the resolution of a statutory tax audit in Brazil. Partially offsetting these increases was the revenue decrease noted above, a $1.0 million increase in retail asset impairment charges related to the long-lived assets in 16 company-operated stores and a $1.2 million increase in restructuring charges related to the reorganization of our business in Brazil.

Asia Pacific Operating Segment. During the three months ended June 30, 2014, revenues from our Asia Pacific segment increased $9.7 million, or 8.6%, compared to the same period in 2013 primarily due to an 8.3% increase in average footwear selling price and a $0.8 million favorable impact from foreign currency fluctuations. During the three months ended June 30, 2014, we realized revenue growth in the region in all three channels compared to 2013. Our wholesale channel revenue increased $4.4 million, or 6.5%, primarily due to the expansion of our wholesale doors and the continued support from existing customers. Our direct-to-consumer channel revenues increased $5.3 million, or 11.9%, primarily due to increased traffic during the quarter and the addition of 37 company-operated stores (net of store closures) since June 30, 2013 as we focus on high-traffic, outlet locations. Partially offsetting this increase was a 6.0% decrease in comparable store sales primarily driven by decreases in China and Korea. During the three months ended June 30, 2014, segment operating income decreased $1.8 million, or 5.0%, compared to the same period in 2013 driven predominately by a $5.3 million, or 15.2%, increase in selling, general and administrative expenses compared to 2013 due to the expansion of our retail channel, a $0.4 million increase in retail asset impairment charges related to the long-lived assets in 12 company-operated stores and a $0.4 million increase in restructuring charges related to the reorganization of our business in Asia and the closure of certain retail locations as well as a decrease in segment gross margins of 140 basis points, or 2.2%. Partially offsetting these decreases was the revenue increase noted above and a $0.2 million favorable impact from foreign currency fluctuations.

Japan Operating Segment. During the three months ended June 30, 2014, revenues from our Japan segment decreased $4.3 million, or 9.4%, compared to the same period in 2013 primarily due to an 8.7% decrease in average footwear selling price and a $1.6 million unfavorable impact from foreign currency fluctuations. During the three months ended June 30, 2014, revenue declines for the region were realized entirely in the wholesale channel which decreased $4.4 million, or 14.0%, compared to 2013. This decrease was mainly due to a soft at-once wholesale market and slow sell-through of inventory as a result of macroeconomic declines leading to lower average footwear selling prices. Partially offsetting this decrease in wholesale channel revenues was an increase of $0.1 million, or 0.5%, in our direct-to-consumer channel revenues which is primarily the result of the addition of four company-operated stores (net of store closures) since June 30, 2013 largely offset by a 6.4% decrease in comparable stores sales. During the three months ended June 30, 2014, segment operating income decreased $3.6 million, or 20.6%, compared to the same period in 2013 driven predominately by the revenue decrease noted above, a $0.5 million unfavorable impact from foreign currency fluctuations and a decrease in segment gross margins of 310 basis points, or 5.1%. Partially offsetting these decreases was a $0.3 million, or 2.7%, decrease in selling, general and administrative expenses compared to 2013.

Europe Operating Segment. During the three months ended June 30, 2014, revenues from our Europe segment increased $12.6 million, or 20.9%, compared to the same period in 2013 primarily due to a 52.6% increase in footwear units sold. This increase was partially offset by a 20.4% decrease in average footwear selling price. This contrasting increase in average footwear units sold and decrease in average footwear selling price is primarily related to discounting on certain products in our wholesale channel. In addition to sales metrics, our Europe segment realized a $3.1 million favorable impact from foreign currency fluctuations on segment revenues driven by the strengthening of the Euro and British Pound Sterling, which was partially offset by a $0.9 million unfavorable impact from foreign currency fluctuations on segment revenues as a result of the sudden weakening of the Russian Ruble against the U.S. Dollar throughout the quarter due to political uncertainty. During the three months ended June 30, 2014, we realized revenue growth in the region in all three channels compared to 2013. Our wholesale channel revenue increased $10.8 million, or 32.1%, primarily due to the expansion in our number of wholesale doors and strong sales performance in Germany, the United Kingdom and France. Our direct-to-consumer channel revenues increased $1.8 million, or 6.6%, primarily due to the addition of six company-operated stores (net of store closures) since June 30, 2013 coupled with a 1.1% increase in comparable store sales. During the three months ended June 30, 2014, segment operating income increased $0.4 million, or 3.2%, compared to the same period in 2013 driven predominately by the revenue increase noted above and a $0.2 million favorable impact from foreign currency fluctuations. Partially offsetting these increases was a $2.8 million, or 12.9%, increase in selling, general and administrative expenses compared to 2013 due to the expansion of our retail channel and legal settlement fees of $0.4 million, a decrease in segment gross margins of 310 basis points, or 5.6%, a $1.5 million increase in retail asset impairment charges related to the long-lived assets in 9 company-operated stores and a $0.3 million increase in restructuring charges related to the reorganization of our business in Europe and the closure of certain retail locations.

Comparison of the Six Months Ended June 30, 2014 and 2013 by Segment

The following table sets forth information related to our reportable operating business segments for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Change		Constant Currency Change (4)
($ thousands)	2014	2013	$	%	$	%
Revenues:
Americas	$258,688	$275,684	$(16,996)	(6.2)%	$(14,091)	(5.1)%
Asia Pacific	223,351	202,289	21,062	10.4	21,280	10.5
Japan	70,245	75,831	(5,586)	(7.4)	(1,051)	(1.4)
Europe	136,893	121,516	15,377	12.7	11,477	9.4
Total segment revenues	689,177	675,320	13,857	2.1	17,615	2.6
Other businesses	172	163	9	5.5	(18)	(11.0)
Total consolidated revenues	$689,349	$675,483	$13,866	2.1%	$17,597	2.6%
Operating income (loss):
Americas	$38,357	$43,818	$(5,461)	(12.5)%	$(5,610)	(12.8)%
Asia Pacific	61,578	62,788	(1,210)	(1.9)	(1,397)	(2.2)
Japan	20,330	25,023	(4,693)	(18.8)	(3,651)	(14.6)
Europe	19,565	24,328	(4,763)	(19.6)	(5,348)	(22.0)
Total segment operating income	139,830	155,957	(16,127)	(10.3)	(16,006)	(10.3)
Other businesses(1)	(8,345)	(9,412)	1,067	(11.3)	1,020	(10.8)
Intersegment eliminations	30	30	—	0.0	—	—
Unallocated corporate and other(2)	(72,782)	(58,506)	(14,276)	24.4	(14,219)	24.3
Total consolidated operating income(3)	$58,733	$88,069	$(29,336)	(33.3)%	$(29,205)	(33.2)%
Foreign currency transaction losses, net	2,988	3,414	(426)	(12.5)
Interest income	(880)	(823)	(57)	6.9
Interest expense	319	475	(156)	(32.8)
Other (income) expense, net	(171)	167	(338)	(202.4)
Income before income taxes	$56,477	$84,836	$(28,359)	(33.4)%

(1)         During the six months ended June 30, 2014, operating losses of Other businesses decreased $1.1 million compared to 2013, primarily due to a $0.9 million increase in gross margin and a $0.2 million decrease in selling, general and administrative expenses.

(2)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the six months ended June 30, 2014, Unallocated corporate and other operating income increased $14.3 million compared to the same period in 2013, primarily due to a $8.6 million increase in selling, general and administrative expenses primarily related to the implementation of our ERP system and our investment agreement with Blackstone partially offset by cost savings in variable compensation.

(3)         Please refer to our Results of Operations to reconcile total consolidated operating income to net income as segment information does not have an effect on values below total consolidated operating income.

(4)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Americas Operating Segment. During the six months ended June 30, 2014, revenues from our Americas segment decreased $17.0 million, or 6.2%, compared to 2013 primarily due to a 10.9% decrease in footwear units sold and a $2.9 million unfavorable impact from foreign currency fluctuations driven by weakening of the Brazilian Real against the U.S. Dollar. This decrease was partially offset by a 6.0% increase in average footwear unit selling price. During the three months ended June 30, 2014, revenue declines for the region were realized primarily in the wholesale channel which decreased $14.8 million, or 9.8%, and in the internet channel which decreased $2.5 million, or 8.7%, compared to 2013. The decrease in wholesale channel revenue was predominately driven by a mix of lower than anticipated at-once sales as a result of accounts remaining lean on inventory and a decline in activity in Latin America. The decrease in internet channel revenue was predominately driven by a decrease in average footwear selling price and footwear unit sales related to internet sales. Partially offsetting this decrease was a $0.3 million, or 0.3%, increase in retail channel revenues, which is primarily the result of the addition of two company-operated stores (net of store closures) since June 30, 2013. This increase in retail revenue was partially offset by a 5.7% decrease in comparable store sales as we reduced promotions within the region. During the six months ended June 30, 2014, segment operating income decreased $5.5 million, or 12.5%, compared to 2013 driven predominately by the revenue decrease noted above, a $1.0 million increase in retail asset impairment charges related to the long-lived assets in 16 company-operated stores, a $1.2 million increase in restructuring charges related to the reorganization of our business in Brazil and a decrease in segment gross margins of 90 basis points, or 1.8%. Partially offsetting this decrease was a $7.7 million, or 8.1%, decrease in selling, general and administrative expenses due to a non-repeating charge of $6.1 million in 2013 related to the resolution of a statutory tax audit in Brazil.

Asia Pacific Operating Segment. During the six months ended June 30, 2014, revenues from our Asia Pacific segment increased $21.1 million, or 10.4%, compared to 2013 primarily due to an 8.1% increase in average footwear selling price and a 2.3% increase in footwear units sold. Partially offsetting this increase was a $0.2 million unfavorable impact from foreign currency fluctuations. During the six months ended June 30, 2014, we realized revenue growth in the region in all three channels compared to 2013. Our wholesale channel revenue increased $12.8 million, or 9.4%, primarily due to the expansion of our wholesale doors and the continued support from existing customers. Our direct-to-consumer channel revenues increased $8.3 million, or 12.6%, primarily due to increased traffic during the year and the addition of 37 company-operated stores (net of store closures) since June 30, 2013 as we focus on high-traffic, outlet locations. Partially offsetting this increase was a 2.6% decrease in comparable store sales. During the six months ended June 30, 2014, segment operating income decreased $1.2 million, or 1.9%, compared to 2013 driven predominately by a $8.3 million, or 13.2%, increase in selling, general and administrative expenses due to the expansion of our retail channel, a $0.4 million increase in retail asset impairment charges related to the long-lived assets in 12 company-operated stores and a $0.4 million increase in restructuring charges related to the reorganization of our business in Asia and the closure of certain retail locations as well as a decrease in segment gross margins of 230 basis points, or 3.7%. Partially offsetting these decreases was the revenue increase noted above and a $0.2 million favorable impact from foreign currency fluctuations.

Japan Operating Segment.    During the six months ended June 30, 2014, revenues from our Japan segment decreased $5.6 million, or 7.4%, compared to 2013 primarily due to a 10.7% decrease in average footwear selling price and a $4.5 million unfavorable impact from foreign currency fluctuations. Partially offsetting this decrease was a 4.1% increase in footwear units sold. During the six months ended June 30, 2014, revenue declines for the region were realized entirely in the wholesale channel which decreased $5.8 million, or 10.9%, compared to 2013. This decrease was mainly due to a soft wholesale market and slow sell-through of inventory as a result of macroeconomic declines leading to lower average footwear selling prices. Partially offsetting this decrease in wholesale channel revenues was an increase of $0.3 million, or 1.1%, in our direct-to-consumer channel revenues which is primarily the result of the addition of four company-operated stores (net of store closures) since June 30, 2013 offset by a 4.4% decrease in comparable stores sales. During the six months ended June 30, 2014, segment operating income decreased $4.7 million, or 18.8%, compared to 2013 driven predominately by the revenue decrease noted above, a $1.0 million unfavorable impact from foreign currency fluctuations and a decrease in segment gross margins of 280 basis points, or 4.8%. Partially offsetting these decreases was a $0.5 million, or 2.7%, decrease in selling, general and administrative expenses compared to 2013.

Europe Operating Segment. During the six months ended June 30, 2014, revenues from our Europe segment increased $15.4 million, or 12.7%, compared to 2013 primarily due to a 26.4% increase in footwear units sold. This increase was partially offset by a 10.8% decrease in average footwear selling price. In addition to sales metrics, our Europe segment realized a $5.6 million favorable impact from foreign currency fluctuations on segment revenues driven by the strengthening of the Euro and British Pound Sterling, which was partially offset by a $1.7 million unfavorable impact from foreign currency fluctuations on segment revenues as a result of the weakening of the Russian Ruble against the U.S. Dollar throughout the year due to political uncertainty. During the six months ended June 30, 2014, we realized revenue growth in the region in all three channels compared to 2013. Our wholesale channel revenue increased $12.1 million, or 15.0%, primarily due to the expansion in our number of wholesale doors and strong sales performance throughout the region. Our direct-to-consumer channel revenues increased $3.3 million, or 8.0%, primarily due to the addition of 6 company-operated stores (net of store closures) since June 30, 2013 coupled with a 1.0% increase in comparable store sales. During the six months ended June 30, 2014, segment operating income decreased $4.8 million, or 19.6%, compared to 2013 driven predominately by a $6.7 million, or 15.7%, increase in selling, general and administrative expenses compared to 2013 due to the expansion of our retail channel and legal settlement fees of $1.8 million, a $1.5 million increase in retail asset impairment charges related to the long-lived assets in 9 company-operated stores, a $1.0 million increase in restructuring charges related to the reorganization of our business in Europe and the closure of certain retail locations and a decrease in segment gross margins of 360 basis points, or 6.5%. Partially offsetting this decrease was the revenue increase noted above and a $0.6 million favorable impact from foreign currency fluctuations.

Liquidity and Capital Resources

Cash Flows

During the six months ended June 30, 2014, cash and cash equivalents increased $91.8 million, 28.9%, to $409.0 million compared to $317.1 million at December 31, 2013. The primary driver of this increase is the $182.2 million in net cash proceeds from our investment agreement with Blackstone. This increase was partially offset by strategic reinvestments into the business, including $30.1 million in net capital additions primarily related to our ERP system implementation, and the repurchase of $47.0 million of stock associated with board authorized repurchases.

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

Sale of Preferred Stock

On January 27, 2014, we received approximately $182.2 million of proceeds for the sale of 200,000 shares of Series A preferred stock to Blackstone and its permitted transferees. The Series A preferred stock has an aggregate stated value of $200.0 million, or $1,000.0 per share.

The Series A preferred stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. Holders of Series A preferred stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum as well as any dividends declared or paid on common stock and are entitled to vote together with the holders of common stock on an as-converted basis. As of June 30, 2014, accrued dividends amounted to $3.0 million, which were paid to Blackstone on July 1, 2014. The Series A preferred stock has several conversion features as well as redemption rights. The conversion rate is subject to customary anti-dilution and other adjustments subject to certain share caps and other restrictions. As of June 30, 2014, the Blackstone investment represented approximately 13.8% ownership of the Company.

Stock Repurchase Plan Authorizations

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. Subject to certain restrictions on repurchases under our revolving credit facility, in December 2013, the board of directors authorized the repurchase up to $350.0 million of our common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice.

During the three months ended June 30, 2014, we repurchased approximately 2.3 million shares at a weighted average price of $14.71 per share for an aggregate price of approximately $33.9 million excluding related commission charges, under our publicly-announced repurchase plan. During the six months ended June 30, 2014, we repurchased approximately 3.2 million shares at a weighted average price of $14.77 per share for an aggregate price of approximately $46.9 million excluding related commission charges, under our publicly-announced repurchase plan. As of June 30, 2014, we had approximately $303.1 million available for repurchase under our repurchase authorization.

Since June 30, 2014, we have repurchased approximately 0.6 million shares at a weighted average price of $14.72 per share for an aggregate price of approximately $8.2 million excluding related commission charges under our publicly-announced repurchase plan.

Revolving Credit Facility

On December 16, 2011, we entered into an Amended and Restated Credit Agreement, (as amended, the “Credit Agreement”) with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders.

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

As of June 30, 2014 and December 31, 2013, we had no outstanding borrowings under the Credit Agreement. As of June 30, 2014 and December 31, 2013, we had issued and outstanding letters of credit of $7.4 million and $7.2 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of June 30, 2014, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

Long-term Bank Borrowings

On December 10, 2012, we entered into a Master Installment Payment Agreement (“Master IPA”) with PNC in which PNC finances our purchase of software and services, which may include but are not limited to third party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. The Master IPA was entered into to finance our implementation of a new enterprise resource planning (“ERP”) system, which began in October 2012 and is estimated to continue through early 2015. The terms of each note payable under the Master IPA consist of variable interest rates and payment terms based on amounts borrowed and timing of activity throughout the implementation of the ERP system.

As of June 30, 2014 and December 31, 2013, we had $14.4 million and $16.8 million, respectively, of long-term debt outstanding under five separate notes payable under the Master IPA, of which $5.4 million and $5.1 million, respectively, represent current installments. As of June 30, 2014, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the Company, all interest expense incurred under the arrangement has been capitalized to the condensed consolidated balance sheets until the assets are ready for intended use and will be amortized over the useful life of the software upon that date.

During the three and six months ended June 30, 2014, we capitalized $0.1 million and $0.2 million, respectively, in interest expense related to this debt arrangement to the condensed consolidated balance sheets. During the three and six months ended June 30, 2013, we did not capitalize any interest expense related to this debt arrangement.

Working Capital

During the six months ended June 30, 2014, accounts receivable increased $91.5 million, or 87.6%, to $195.9 million compared to $104.4 million at December 31, 2013, which is primarily the result of seasonality as second quarter revenues exceeded our fourth quarter revenues.

During the six months ended June 30, 2014, inventories increased $29.3 million, or 18.1%, to $191.6 million compared to $162.3 million at December 31, 2013, which is primarily related to seasonality, product mix and a slight increase in company-operated retail locations.

Capital Assets

During the three months and six months ended June 30, 2014, net capital expenditures acquired, inclusive of intangible assets, were $15.5 million and $33.0 million, respectively, compared to $16.0 million and $32.5 million, respectively, during the same period in 2013 primarily due to an increase in the capitalization of our ERP implementation costs in 2014 partially offset by a decrease in retail expansion.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $245.4 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores; however, we plan to reduce our overall retail footprint in 2014. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

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

Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of June 30, 2014, we held $245.4 million of our total $409.0 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $245.4 million, $1.3 million could potentially be restricted, as described above. If the remaining $244.1 million were to be immediately repatriated to the U.S., we would be required to incur approximately $43.6 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.8 million as of June 30, 2014), through a letter of credit that was issued to Finproject S.r.l.

The following table summarizes aggregate information about our significant contractual cash obligations as of June 30, 2014:

	Payments due by period
		Less than	1 - 3	3 - 5	More than
($ thousands)	Total	1 year	years	years	5 years
Operating lease obligations (1)	$376,436	$70,666	$105,333	$69,428	$131,009
Inventory purchase obligations with third party manufacturers (2)	108,699	108,699	—	—	—
Dividends payable (3)	96,000	12,033	24,000	24,000	35,967
Other contracts (4)	32,238	10,292	17,102	4,844	—
Debt obligations (5) (9)	15,010	5,739	8,956	315	—
Estimated liability for uncertain tax positions (6)	884	884	—	—	—
Minimum licensing royalties (7)	3,095	973	1,409	713	—
Capital lease obligations (8) (9)	61	45	16	—	—
Total	$632,423	$209,331	$156,816	$99,300	$166,976

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

(6)         Our estimated liability for uncertain tax positions are unrecognized tax benefits taken in our income tax return that would reduce our effective tax rate, if recognized.  As of June 30, 2014, we had gross unrecognized tax benefits recorded in non-current liabilities of $23.0 million and an additional $2.8 million in gross interest and penalties. Of the $23.0 million, we expect approximately $0.9 million to be paid within less than a year. Of the remaining $22.1 million uncertain tax liabilities, we are unable to make a reasonable estimate of the timing of payments in individual years and therefore, such amounts are not included in the contractual obligation table above.

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

Off-Balance Sheet Arrangements

We had no material off balance sheet arrangements as of June 30, 2014.

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

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and an understanding of our results of operations and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated by reference herein.

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

Borrowings under the revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the six months ended June 30, 2014, we did not borrow on our revolving credit facility and had no outstanding borrowings as of June 30, 2014.

We additionally hold cash equivalents including certificate of deposits, time deposits and money market funds. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of June 30, 2014, we held $115.8 million in cash equivalents subject to variable interest rates. If the prevailing market interest rates relative to these investments increased 10% during the three months ended June 30, 2014, there would not have been a material impact on interest income. If the prevailing market interest rates relative to these investments increased 10% during the six months ended June 30, 2014, interest income would have increased by approximately $0.1 million.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. Dollars. Our ability to sell our products in foreign markets and the U.S. Dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. Dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase of 1% in value of the U.S. Dollar relative to foreign currencies would have decreased income before taxes during the three and six months ended June 30, 2014 by approximately $1.8 million and $2.3 million, respectively. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. Dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the three and six months ended June 30, 2014.

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

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at June 30, 2014 and December 31, 2013. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	June 30,	December 31,
($ thousands)	2014	2013
Foreign currency exchange forward contracts by currency:
British Pound Sterling	$22,736	$15,487
Japanese Yen	19,174	68,707
Singapore Dollar	16,391	28,225
Russian Ruble	15,632	17,588
Euro	12,228	38,577
Mexican Peso	7,974	18,350
Canadian Dollar	4,876	3,428
Australian Dollar	4,669	4,941
South Korean Won	4,210	12,100
Hong Kong Dollar	4,200	1,844
South African Rand	4,032	3,076
New Taiwan Dollar	3,317	3,463
Indian Rupee	2,991	2,150
Swedish Krona	2,559	1,615
New Zealand Dollar	928	943
Norwegian Krone	542	—
Total notional value, net	$126,459	$220,494

Latest maturity date	August 2014	December 2015

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014 (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 27, 2010, Spectrum Agencies (“Spectrum”) filed suit against our subsidiary, Crocs Europe B.V. (“Crocs Europe”), in the High Court of Justice, Queen’s Bench Division, Royal Courts of Justice in London, United Kingdom (“UK”). Spectrum acted as an agent for Crocs products in the UK from 2005 until Crocs Europe terminated the relationship on July 3, 2008 due to Spectrum’s breach of its duty to act in good faith towards Crocs Europe. Spectrum alleged that Crocs Europe unlawfully terminated the agency relationship and failed to pay certain sales commissions. A trial on the liability, not quantum (compensation and damages), was held at the High Court in London from November 30, 2011 to December 5, 2011. On December 16, 2011, the High Court of Justice issued a judgment that found that although Spectrum’s actions were a breach of its duty to act in good faith towards Crocs Europe, the breach was not sufficiently severe to justify termination. We believed that the trial judge erred in his findings and subsequently appealed the judgment.  On October 30, 2012, the Court of Appeal handed down its judgment which confirmed the trial judge’s findings. We submitted a request to the Supreme Court seeking permission to appeal and on April 24, 2013, the Supreme Court declined our request.  To that date the legal proceedings had only addressed liability, so there had been no findings in relation to the amount of compensation or damages, other than with respect to legal fees. On May 12, 2014, the parties agreed to settle the matter. The parties have entered into a Consent Decree filed with the Court. The Company considers this matter closed.

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010.  In October 2013, CBP issued a revised final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review (a reduction from $14.3 million in the preliminary draft report issued in 2012).  We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection.  It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute.  CBP has stated that the final report will recommend collection of the duties due.  At this time, it is not possible to determine precisely when a notice of claim will be received from CBP, but currently we anticipate a notice of claim could be received sometime in the third quarter of 2014.  Likewise, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

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

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
	Total Number	Average	Shares (or Units)	Value of Shares that
	of Shares	Price Paid	Purchased as Part of	May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the Plan
Period	Purchased	(or Unit)	Plans or Programs	Programs (in thousands) (1)
April 1, 2014—April 30, 2014	363,174	$14.40	363,174	$336,995
May 1, 2014—May 31, 2014	1,037,150	14.73	1,037,150	331,765
June 1, 2014—June 30, 2014	904,545	14.81	904,545	316,488
Total	2,304,869	$14.71	2,304,869	$303,091

(1)         On December 26, 2013, the board of directors approved the repurchase of up to $350.0 million of our common stock, which was announced on December 30, 2013. This authorization replaced our previous stock repurchase authorizations. During the three months ended June 30, 2014, we repurchased approximately 2.3 million shares at a weighted-average price of $14.71 for an aggregate price of approximately $33.9 million excluding related commission charges, under our publicly-announced repurchase plan. As of June 30, 2014, approximately $303.1 million of shares remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice.

ITEM 5. Other Information

Severance Agreements

On July 22, 2014, the Company entered into severance agreements (the “Severance Agreement”) with certain officers of the Company, including Jeffrey Lasher, the Company’s Chief Financial Officer, and Scott Crutchfield, the Company’s Chief Operating Officer. These Severance Agreements supersede and replace the previously disclosed severance agreements entered into with certain officers on January 8, 2014 solely to extend the term of the severance benefits beyond December 26, 2014.

The Severance Agreement provides that if the Company terminates the relevant executive’s employment without Cause (as defined in the Severance Agreement) (i) at any time prior to December 26, 2014, the executive will be entitled to receive a severance payment in cash equal to two times the amount of the executive’s annual base salary in effect at the time of such termination of employment and (ii) at any time on or after December 26, 2014, the executive will be entitled to receive a severance payment in cash equal to the amount of the executive’s annual base salary in effect at the time of such termination of employment. The separation payments are conditioned upon the effectiveness of the executive’s release of claims in favor of the Company and compliance with the noncompetition, non-solicitation and confidentiality covenants in the Severance Agreement.

The foregoing description of the Severance Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Severance Agreement attached hereto as Exhibit 10.1, which is incorporated herein by reference.

Strategic Plan

On July 21, 2014, after a comprehensive strategic review of the Company’s business and operations globally, the Company announced a strategic plan for long-term improvement and growth of its business.  Under the plan, the Company expects, among other things, to (i) streamline its product portfolio, eliminate non-core product development and explore strategic alternatives for non-core brands, (ii) reorganize key business functions to improve efficiency and eliminate 183 global positions and (iii) close or convert approximately 75 to 100 Crocs branded retail stores around the world.  The actions associated with the plan are expected to be completed in the next 18 months.

The Company is unable in good faith to determine the type of costs it will incur in connection with this strategic restructuring plan or to estimate the total amount or range of amounts expected to be incurred in connection with this plan for each major type of cost associated with this strategic restructuring plan, including any portion that will result in future cash expenditures. Once the Company is able to estimate such costs, it will disclose its estimate or range of estimates for such costs, including any portion that will result in future cash expenditures.

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

10.1††	Form of Severance Agreement.

10.2*	Employment Offer Letter, dated May 13, 2014, between Crocs, Inc. and Andrew Rees (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on May 14, 2014).

31.1††	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2††	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32††	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

††                                  Filed herewith.

*                                         Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: July 29, 2014	By:	/s/ Jeffrey J. Lasher
		Name:	Jeffrey J. Lasher
		Title:	Senior Vice President-Finance and Chief Financial Officer