Form 10-Q
period 2014-09-30
Crocs, Inc.
filed 2014-10-29
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 24, 2014, Crocs, Inc. had 82,496,973 shares of its $0.001 par value common stock outstanding.

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

i

Crocs, Inc.

Form 10-Q

Quarter Ended September 30, 2014

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ thousands, except per share data)	2014	2013	2014	2013
Revenues	$302,401	$288,524	$991,750	$964,007
Cost of sales	146,801	134,943	475,323	443,710
Restructuring charges (Note 6)	583	—	2,612	—
Gross profit	155,017	153,581	513,815	520,297
Selling, general and administrative expenses	143,719	135,674	434,244	414,119
Restructuring charges (Note 6)	7,585	—	13,895	—
Asset impairment charges (Note 3)	2,600	—	5,830	202
Income from operations	1,113	17,907	59,846	105,976
Foreign currency transaction losses, net	1,290	1,043	4,278	4,457
Interest income	(424)	(853)	(1,304)	(1,676)
Interest expense	366	44	685	519
Other (income) expense, net	(217)	13	(388)	180
Income before income taxes	98	17,660	56,575	102,496
Income tax (benefit) expense	(15,669)	4,624	8,407	25,143
Net income	$15,767	$13,036	$48,168	$77,353
Dividends on Series A convertible preferred shares (Note 13)	3,067	—	8,233	—
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature (Note 13)	691	—	2,030	—
Net income attributable to common stockholders	$12,009	$13,036	$37,905	$77,353
Net income per common share (Note 12):
Basic	$0.12	$0.15	$0.38	$0.88
Diluted	$0.12	$0.15	$0.37	$0.87

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ thousands)	2014	2013	2014	2013
Net income	$15,767	$13,036	$48,168	$77,353
Other comprehensive income (loss):
Foreign currency translation	(18,891)	6,030	(19,650)	(4,537)
Reclassification of cumulative foreign exchange translation adjustments to net income, net of tax of $0, $0, $0 and $(3), respectively	—	—	—	299
Total comprehensive income (loss)	$(3,124)	$19,066	$28,518	$73,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
($ thousands, except number of shares)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$350,371	$317,144
Accounts receivable, net of allowances of $21,001 and $10,513, respectively	158,664	104,405
Inventories	202,819	162,341
Deferred tax assets, net	4,278	4,440
Income tax receivable	19,677	10,630
Other receivables	17,196	11,942
Prepaid expenses and other current assets	36,717	29,175
Total current assets	789,722	640,077
Property and equipment, net	73,575	86,971
Intangible assets, net	89,599	72,315
Goodwill	2,235	2,507
Deferred tax assets, net	17,581	19,628
Other assets	34,220	53,661
Total assets	$1,006,932	$875,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,133	$57,450
Accrued expenses and other current liabilities	105,142	97,111
Deferred tax liabilities, net	11,129	11,199
Accrued restructuring	3,435	—
Income taxes payable	29,218	15,992
Current portion of long-term borrowings and capital lease obligations	5,259	5,176
Total current liabilities	220,316	186,928
Long-term income tax payable	14,632	36,616
Long-term borrowings and capital lease obligations	7,714	11,670
Long-term accrued restructuring	310
Other liabilities	15,685	15,201
Total liabilities	258,657	250,415

Commitments and contingencies (Note 14)
Series A convertible preferred stock, par value $0.001 per share, 200,000 shares issued and outstanding, redemption amount and liquidation preference of $203,067 and $0 at September 30, 2014 and December 31, 2013, respectively (Note 13)	171,973	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 92,282,045 and 82,964,597 shares issued and outstanding, respectively, at September 30, 2014 and 91,662,656 and 88,450,203 shares issued and outstanding, respectively, at December 31, 2013	93	92
Treasury stock, at cost, 9,317,448 and 3,212,453 shares, respectively	(144,898)	(55,964)
Additional paid-in capital	343,768	321,532
Retained earnings	382,337	344,432
Accumulated other comprehensive income	(4,998)	14,652
Total stockholders’ equity	576,302	624,744
Total liabilities, commitments and contingencies and stockholders’ equity	$1,006,932	$875,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
($ thousands)	2014	2013
Cash flows from operating activities:
Net income	$48,168	$77,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,344	31,167
Unrealized (gain) loss on foreign exchange, net	(9,019)	761
Asset impairment charges	5,830	202
Provision for doubtful accounts, net	9,129	1,420
Share-based compensation	10,473	9,987
Inventory write-down charges	896	—
Non-cash restructuring charges	4,064	—
Other non-cash items	(170)	865
Changes in operating assets and liabilities:
Accounts receivable	(67,358)	(31,783)
Inventories	(49,544)	(15,030)
Prepaid expenses and other assets	5,073	(8,645)
Accounts payable	10,152	2,388
Accrued expenses and other liabilities	8,981	20,755
Accrued restructuring	3,745	—
Income taxes	(17,059)	4,869
Cash provided by (used in) operating activities	(5,295)	94,309
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(13,891)	(30,753)
Proceeds from disposal of property and equipment	174	551
Cash paid for intangible assets	(29,457)	(22,665)
Restricted cash	(1,655)	(1,187)
Cash used in investing activities	(44,829)	(54,054)
Cash flows from financing activities:
Proceeds from preferred stock offering, net of issuance costs of $15.8 million and $0.0 million, respectively	182,220	—
Dividends paid	(5,166)	—
Proceeds from bank borrowings	—	18,568
Repayment of bank borrowings and capital lease obligations	(3,872)	(11,654)
Deferred debt issuance costs	(75)	—
Issuances of common stock	1,300	2,017
Purchase of treasury stock	(90,093)	(12,533)
Repurchase of common stock for tax withholding	(787)	(256)
Cash provided by (used in) financing activities	83,527	(3,858)
Effect of exchange rate changes on cash	(176)	1,746
Net increase in cash and cash equivalents	33,227	38,143
Cash and cash equivalents—beginning of period	317,144	294,348
Cash and cash equivalents—end of period	$350,371	$332,491
Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$358	$719
Income taxes	$30,114	$17,134
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capitalized leases	$—	$61
Accrued purchases of property and equipment	663	2,493
Accrued purchases of intangibles	6,050	209
Accrued dividends	3,067	—
Accretion of dividend equivalents	$2,030	$—

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

Reclassifications

Certain prior period amounts on the condensed consolidated financial statements have been reclassified to conform to current period presentation. We segregated $2.0 million in restructuring charges recorded to cost of sales on the condensed consolidated statements of income and inventory write-down charges on the condensed consolidated statements of cash flows during the three months ended June 30, 2014 to the restructuring charges line item in cost of sales on the condensed consolidated statements of income during the nine months ended September 30, 2014. In addition, we reclassified $0.2 million of asset impairment charges recorded to other non-cash items on the condensed consolidated statements of cash flows during the nine months ended September 30, 2013 to the asset impairment charges line item on the condensed consolidated statements of cash flows during the nine months ended September 30, 2013 to conform to the current year presentation. These reclassifications had no effect on income from operations or cash provided by (used in) operating activities.

Summary of Significant Accounting Policies

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the 2013 Form 10-K. The accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in Note 1 — Organization & Summary of Significant Accounting Policies to the consolidated financial statements in the 2013 Form 10-K.

Earnings per share - Basic and diluted earnings per common share (“EPS”) is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is a security that may participate in undistributed earnings with common stock had those earnings been distributed in any form. Our recently issued Series A convertible preferred stock (“Series A preferred stock”) represents participating securities as holders of the Series A preferred stock are entitled to receive any and all dividends declared or paid on common stock on an as-converted basis. In addition, shares of our non-vested restricted stock awards are considered participating securities as they represent unvested share-based payment awards containing non-forfeitable rights to dividends. As such, these participating securities must be included in the computation of EPS pursuant to the two-class method on a pro-rata, as-converted basis. Diluted EPS reflects the potential dilution from securities that could share in our earnings. In addition, the dilutive effect of each participating security is calculated using the more dilutive of the two-class method described above, which assumes that the securities remain in their current form, or the if-converted method, which assumes conversion to common stock as of the beginning of the reporting date. Anti-dilutive securities are excluded from diluted EPS. See Note 12—Earnings Per Share for further discussion.

Beneficial conversion feature — The issuance of our Series A preferred stock generated a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. We recognized the beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A preferred stock. We are accreting the discount over eight years from the date of issuance through the redemption date.

Accretion expense will be recognized as dividend equivalents over the eight year period utilizing the effective interest method.

Recently Adopted Accounting Standards

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The FASB issued the ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. Under the previous guidance, the results of operations of a component of an entity were classified as a discontinued operation if all of the following conditions were met:

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

The new guidance eliminates the second and third criteria above and instead requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The ASU also expands the scope of ASC 205-20 to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale. In addition, the ASU requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. Before these amendments, ASC 205-20 neither required nor prohibited such presentation. Regarding the statement of cash flows, an entity must disclose, in all periods presented, either (1) operating and investing cash flows or (2) depreciation and amortization, capital expenditures, and significant operating and investing noncash items related to the discontinued operation. This presentation requirement represents a significant change from previous guidance. This ASU is effective prospectively for all disposals or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The adoption of this pronouncement did not have a material impact to the Company’s consolidated financial statements.

Recently Issued Accounting Standards

Going Concern

On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.

The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity and consistency of related disclosures and improve convergence with IFRSs (which emphasize management’s responsibility for performing the going concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. This ASU is effective for annual periods ending after December 16, 2016, and interim periods thereafter; early adoption is permitted. The Company does not believe that this pronouncement will have a material impact to the Company’s consolidated financial statements.

Share-Based Payment

On June 19, 2014, the FASB issued ASU 2014-12 in response to the EITF consensus on Issue 13-D. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. This ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. The Company does not believe that this pronouncement will have a material impact to the Company’s consolidated financial statements.

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

2. INVENTORIES

The following table summarizes inventories by major classification as of September 30, 2014 and December 31, 2013:

($ thousands)	September 30, 2014	December 31, 2013
Finished goods	$197,213	$154,272
Work-in-progress	289	685
Raw materials	5,317	7,384
Inventories	$202,819	$162,341

Inventory Write-down

During the three and nine months ended September 30, 2014, we recorded $1.5 million and $3.5 million, respectively, of inventory write-down charges related to obsolete inventory with a market value lower than cost, of which $0.6 million and $2.6 million, respectively, have been reported to restructuring charges, with the remaining amounts reported in cost of sales in the condensed consolidated statements of income. These charges were related to certain obsolete footwear in our Americas operating segment as well as Corporate.

3. PROPERTY & EQUIPMENT

The following table summarizes property and equipment by major classification as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
($ thousands)	2014	2013
Machinery and equipment	$52,737	$52,003
Leasehold improvements	97,697	93,235
Furniture, fixtures and other	26,396	23,653
Construction-in-progress	4,012	16,231
Property and equipment, gross (1)	180,842	185,122
Less: Accumulated depreciation (2)	(107,267)	(98,151)
Property and equipment, net	$73,575	$86,971

(1)     Includes $0.1 million and $0.1 million of certain equipment held under capital leases and classified as equipment as of September 30, 2014 and December 31, 2013, respectively.

(2)         Includes $0.1 million and $0.1 million of accumulated depreciation related to certain equipment held under capital leases as of September 30, 2014 and December 31, 2013, respectively, which are depreciated using the straight-line method over the lease term.

During the three months ended September 30, 2014 and 2013, we recorded $6.4 million and $6.2 million, respectively, in depreciation expense of which $0.5 million and $0.7 million, respectively, was recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

During the nine months ended September 30, 2014 and 2013, we recorded $18.1 million and $18.2 million, respectively, in depreciation expense of which $1.4 million and $2.3 million, respectively, was recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Asset Impairments

We periodically evaluate all of our long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. The following table summarizes retail asset impairment charges by reportable operating segment for the three and nine months ended September 30, 2014 and 2013 related to certain underperforming stores that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over the remaining economic life of those assets:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
($ thousands, except store count data)	Impairment charge	Number of stores	Impairment charge	Number of stores	Impairment charge	Number of stores	Impairment charge	Number of stores
Americas	$1,994	10	$—	—	$3,238	26	$202	1
Asia Pacific	372	2	—	—	817	14	—	—
Japan	—	—	—	—	—	—	—	—
Europe	234	8	—	—	1,775	17	—	—
Asset impairment charges	$2,600	20	$—	—	$5,830	57	$202	1

4. GOODWILL & INTANGIBLE ASSETS

The following table summarizes the goodwill and identifiable intangible assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014					December 31, 2013
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$149,303	(1)	$(62,001	)(2)	$87,302	$118,940	(1)	$(49,665	)(2)	$69,275
Customer relationships	6,589		(6,389)		200	6,878		(6,439)		439
Patents, copyrights, and trademarks	6,530		(4,847)		1,683	6,501		(4,272)		2,229
Core technology	4,337		(4,337)		—	4,548		(4,548)		—
Other	701		(637)		64	983		(709)		274
Total finite lived intangible assets	167,460		(78,211)		89,249	137,850		(65,633)		72,217
Indefinite lived intangible assets	350		—		350	97		—		97
Goodwill	2,235		—		2,235	2,508		—		2,508
Goodwill and intangible assets	$170,045		$(78,211)		$91,834	$140,455		$(65,633)		$74,822

(1)         Includes $4.1 million of software held under a capital lease classified as capitalized software as of September 30, 2014 and December 31, 2013.

(2)         Includes $2.4 million and $1.9 million of accumulated amortization of software held under a capital lease as of September 30, 2014 and December 31, 2013, respectively, which is amortized using the straight-line method over the useful life.

During the three months ended September 30, 2014 and 2013, amortization expense recorded for intangible assets with finite lives was $4.2 million and $4.4 million, respectively, of which $1.6 million and $1.6 million, respectively, was recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

During the nine months ended September 30, 2014 and 2013, amortization expense recorded for intangible assets with finite lives was $13.2 million and $13.0 million, respectively, of which $4.7 million and $4.7 million, respectively, was recorded in cost of sales, with the remaining amounts recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

The following table summarizes estimated future annual amortization of intangible assets as of September 30, 2014:

Amortization
Fiscal years ending December 31,	($ thousands)
Remainder of 2014	$2,936
2015	18,400
2016	16,649
2017	12,303
2018	10,725
Thereafter	28,236
Total	$89,249

5. ACCRUED EXPENSES & OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
($ thousands)	2014	2013
Accrued compensation and benefits	$29,399	$26,903
Professional services	17,939	14,128
Fulfillment, freight and duties	15,839	12,565
Sales/use and VAT tax payable	13,558	9,142
Accrued rent and occupancy	9,512	12,198
Customer deposits	3,964	6,940
Dividend payable	3,067	—
Accrued legal liabilities	1,191	8,722
Other (1)	10,673	6,513
Total accrued expenses and other current liabilities	$105,142	$97,111

(1)         The amounts in ‘Other’ consist of various accrued expenses and no individual item accounted for more than 5% of the total balance at September 30, 2014 or December 31, 2013.

6. RESTRUCTURING ACTIVITIES

Restructuring

On July 21, 2014, we announced strategic plans for long-term improvement and growth of the business. These plans comprise four key initiatives including: (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure including reducing duplicative and excess overhead which will also enhance the decision making process, and (4) closing or converting approximately 75 to 100 retail locations around the world. The initial effects of these plans were incurred in the first quarter of 2014 and are expected to continue through 2015. The Company recorded restructuring charges of $8.2 million and $16.5 million during the three and nine months ended September 30, 2014, respectively. We are unable in good faith to determine the type of costs we will incur in connection with this strategic restructuring plan or to estimate the total amount or range of amounts expected to be incurred in connection with this plan for each major type of cost associated with this strategic restructuring plan.

The following table summarizes our restructuring activity during the three and nine months ended September 30, 2014:

	Three Months Ended	Nine Months Ended
($ thousands)	September 30, 2014	September 30, 2014
Severance costs	$5,358	$9,811
Lease / contract exit and related costs	1,034	2,212
Other (1)	1,776	4,484
Total restructuring charges	$8,168	$16,507

(1)         The amounts in ‘Other’ consist of various asset impairment charges prompted by the aforementioned restructuring plan, legal fees and facility maintenance fees.

The following table summarizes our total restructuring charges incurred during the three and nine months ended September 30, 2014 as well as charges incurred to date by reportable segment:

	Three Months Ended	Nine Months Ended
($ thousands)	September 30, 2014	September 30, 2014
Americas	$2,058	$3,282
Asia Pacific	3,191	3,584
Europe	400	1,382
Corporate	2,519	8,259
Total restructuring charges	$8,168	$16,507

The following table summarizes our accrued restructuring balance and associated activity from December 31, 2013 through September 30, 2014:

	Accrued				Accrued
	restructuring as of				restructuring as of
($ thousands)	December 31, 2013	Additions	Cash payments	Adjustments (1)	September 30, 2014
Severance	$—	$9,806	$(7,092)	$(2)	$2,712
Lease / contract exit and related costs	—	2,255	(1,335)	(37)	883
Other	—	337	(182)	(5)	150
Total accrued restructuring	$—	$12,398	$(8,609)	$(44)	$3,745

(1)         Adjustments relate to differences resulting from the translation of the liability balance at the balance sheet rate and restructuring expense translated at the weighted-average rate of exchange for the applicable period.

Retail Store Closings

As mentioned above, the Company plans to close 75 to 100 retail locations around the globe. As such, we expect to incur certain exit costs specific to store closures including operating lease termination costs, rent obligations for leased facilities, net of expected sublease income, and other expenses in association with this plan. During the three and nine months ended September 30, 2014, we closed 26 and 36 company-operated retail locations, respectively, which were not scheduled to close until future periods and were selected for closure by management based on historical and projected profitability levels, relocation plans, and other factors. As of September 30, 2014, we recorded a liability of approximately $1.1 million related to these locations in accrued restructuring on the condensed consolidated balance sheet. The calculation of accrued store closing reserves primarily includes future minimum lease payments from the date of closure to the end of the remaining lease term, net of contractual or estimated sublease income. We record the liability at fair value in the period in which the store is closed.

7. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables summarize the financial instruments required to be measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

Fair Value as of September 30, 2014
	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets or liabilities	inputs	inputs
($ thousands)	(Level 1)	(Level 2)	(Level 3)	Total	Balance Sheet Classification
Cash equivalents	$108,148	$—	$—	$108,148	Cash and cash equivalents and other current assets
Derivative assets:
Foreign currency contracts	$—	$493	$—	$493	Prepaid expenses and other current assets

	Fair Value as of December 31, 2013
	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets or liabilities	inputs	inputs
($ thousands)	(Level 1)	(Level 2)	(Level 3)	Total	Balance Sheet Classification
Cash equivalents	$37,870	$—	$—	$37,870	Cash and cash equivalents and other current assets
Derivative assets:
Foreign currency contracts	—	13,501	—	13,501	Prepaid expenses and other current assets and other assets

Derivative liabilities:
Foreign currency contracts	$—	$984	$—	$984	Accrued expense and other current liabilities

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

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at September 30, 2014 and December 31, 2013. The notional amounts of the derivative financial instruments shown below are denominated in their United States (“U.S.”) Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	September 30,	December 31,
($ thousands)	2014	2013
Foreign currency exchange forward contracts by currency:
Euro	$34,253	$38,577
Singapore Dollar	32,424	28,225
British Pound Sterling	18,426	15,487
Mexican Peso	11,321	18,350
Australian Dollar	6,736	4,941
Chinese Yuan Renminbi	5,421	—
South African Rand	5,158	3,076
Japanese Yen	5,148	68,707
New Taiwan Dollar	3,978	3,463
South Korean Won	3,888	12,100
Canadian Dollar	3,536	3,428
Indian Rupee	2,925	2,150
Hong Kong Dollar	2,451	1,844
Swedish Krona	2,071	1,615
Russian Ruble	1,025	17,588
Norwegian Krone	814	—
New Zealand Dollar	704	943
Total notional value, net	$140,279	$220,494

Latest maturity date	October 2014	December 2015

The following table presents the amounts affecting the condensed consolidated statements of income from derivative instruments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,		Location of (Gain) Loss Recognized in Income
($ thousands)	2014	2013	2014	2013	on Derivatives
Foreign currency exchange forwards	$(2,497)	$2,588	$2,711	$(8,064)	Foreign currency transaction losses, net

The account foreign currency transaction losses, net on the condensed consolidated statements of income includes both realized and unrealized gains/losses from underlying foreign currency activity and derivative contracts. These gains and losses are reported on a net basis.

For the three months ended September 30, 2014, the net losses recognized of $1.3 million recorded on the condensed consolidated statements of income is comprised of a $3.8 million net loss associated with exposure from day-to-day business transactions in various foreign currencies partially offset by the $2.5 million net gain, noted in the table above, which is associated with our derivative instruments. For the nine months ended September 30, 2014, the net losses recognized of $4.3 million recorded on the condensed consolidated statements of income is comprised of the $2.7 million net loss, noted in the table above, which is associated with our derivative instruments and a $1.6 million net loss associated with exposure from day-to-day business transactions in various foreign currencies.

For the three months ended September 30, 2013, the net loss recognized of $1.0 million recorded on the condensed consolidated statements of income is comprised of a $2.6 million net loss, noted in the table above, which is associated with our derivative instruments partially offset by a $1.6 million net gain associated with exposure from day-to-day business transactions in various foreign currencies. For the nine months ended September 30, 2013, the net loss recognized of $4.5 million recorded on the condensed consolidated statements of income is comprised of a $12.6 million net loss associated with exposure from day-to-day business transactions in various foreign currencies partially offset by a $8.1 million net gain, noted in the table above, which is associated with our derivative instruments.

9. REVOLVING CREDIT FACILITY & BANK BORROWINGS

Revolving Credit Facility

On December 16, 2011, we entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders. The Credit Agreement enables us to borrow up to $100.0 million, with the ability to increase commitments to up to $125.0 million, subject to certain conditions, and is currently set to mature in December 2017. The Credit Agreement is available for working capital, capital expenditures, permitted acquisitions, reimbursement of drawings under letters of credit, and permitted dividends, distributions, purchases, redemptions and retirements of equity interests. Borrowings under the Credit Agreement are secured by all of our assets.

On September 26, 2014, we entered into the Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”), pursuant to which certain terms of the Credit Agreement were amended. The Fifth Amendment primarily (i) extends the minimum fixed charge coverage ratio of 1.15 to 1.00 through the second quarter of 2015 and will return to 1.25 to 1.00 for each quarter thereafter, and (ii) amends certain definitions of the financial covenants to become more favorable to us.

As of September 30, 2014 and December 31, 2013, we had no outstanding borrowings under the Credit Agreement. As of September 30, 2014 and December 31, 2013, we had issued and outstanding letters of credit of $8.2 million and $7.2 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of September 30, 2014, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

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

As of September 30, 2014 and December 31, 2013, we had $12.9 million and $16.8 million, respectively, of debt outstanding under five separate notes payable under the Master IPA, of which $5.2 million and $5.1 million, respectively, represent current installments. As of September 30, 2014, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the Company, all interest expense incurred under the arrangement has been capitalized to the condensed consolidated balance sheets until the assets are ready for intended use and will be amortized over the useful life of the software upon that date.

During the three and nine months ended September 30, 2014, we capitalized $0.1 million and $0.3 million, respectively, in interest expense related to this debt arrangement to the condensed consolidated balance sheets. During the three and nine months ended September 30, 2013, we did not capitalize any interest expense related to this debt arrangement.

The aggregate maturities of long-term bank borrowings at September 30, 2014 are as follows (in thousands):

Fiscal years ending December 31,
Remainder of 2014	$1,296
2015	5,271
2016	4,765
2017	1,610
2018	—
Thereafter	—
Total principal debt maturities	$12,942

10. STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized on a straight-line basis over the applicable vesting period. During the three months ended September 30, 2014 and 2013, we recorded $2.0 million and $3.0 million, respectively, of stock-based compensation expense, of which $0.0 million and $0.5 million, respectively, related to the implementation of our ERP system, was capitalized to intangible assets on the condensed consolidated balance sheets. During the nine months ended September 30, 2014 and 2013, $10.5 million and $10.5 million, respectively, of stock-based compensation expense was recorded, of which $0.1 million and $0.5 million, respectively, related to the implementation of our ERP system, was capitalized to intangible assets on the condensed consolidated balance sheets.

Stock Options

Options granted generally vest over four years with the first year vesting on a cliff basis followed by monthly vesting for the remaining three years.

The following table summarizes the stock option activity for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Options	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at June 30, 2014 and 2013, respectively, and December 31, 2013 and 2012, respectively	1,875,480	$14.01	2,370,085	$13.42	2,105,152	$13.34	2,621,686	$13.03
Granted	35,000	16.06	10,000	13.52	69,000	15.66	167,000	15.75
Exercised	(64,294)	5.68	(87,730)	6.59	(255,353)	5.09	(291,820)	6.91
Forfeited or expired	(94,751)	21.27	(63,089)	20.18	(167,364)	20.41	(267,600)	17.59
Outstanding at September 30	1,751,435	$13.96	2,229,266	$13.50	1,751,435	$13.96	2,229,266	$13.50

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

We typically grant time-based RSUs and performance-based RSUs. Time-based RSUs are typically granted on an annual basis to certain non-executive employees and vest in three annual installments on a straight-line basis beginning one year after the grant date. During the three months ended September 30, 2014 and 2013, the board of directors did not approve the grant of a material amount of time-based RSUs to non-executives. During the nine months ended September 30, 2014 and 2013, the board of directors approved 0.3 million and 0.4 million, respectively, grants of time-based RSUs to non-executives.

Performance-based RSUs are typically granted on an annual basis to executives and consist of a time-based and performance-based component. During the three months ended September 30, 2014 and 2013, the board of directors did not approve any grants of RSUs to executives as part of a performance incentive program. During the nine months ended September 30, 2014 and 2013, the board of directors approved the grant of an aggregate of 1.0 million and 0.7 million, respectively, of RSUs to executives as part of a performance incentive program.

During the three months ended September 30, 2014 and 2013, we recorded $1.6 million and $2.2 million, respectively, of stock-based compensation expense related to RSUs. During the nine months ended September 30, 2014 and 2013, we recorded $8.1 million of stock-based compensation expense related to RSUs. The following represents the current vesting schedule of performance-based RSUs:

Performance Vested RSUs (50% of Award)
Time Vested RSUs (50% of Award)	Performance Goals (weighted equally)	Potential Award	Further Time Vesting
Vest in 3 annual installments beginning one year after the date of grant	Achievement of at least 70% of a one-year cumulative earnings per share performance goal. Achievement of at least 90% of 2014 revenue target.	Executive may earn from 50% to 200% of the target number of RSUs based on the level of achievement of the performance goal.	Earned RSUs vest 50% upon satisfaction of performance goal and 50% one year later.

The following table summarizes the RSA activity for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2014 and 2013, respectively, and December 31, 2013 and 2012, respectively	14,973	$15.61	288,087	$13.32	210,490	$13.43	355,509	$13.37
Granted	—		—	—	9,973	15.04	21,590	16.56
Vested (1)	(2,492)	15.04	(5,396)	16.56	(65,927)	15.03	(83,608)	14.70
Forfeited or expired	(2,500)	16.75	(15,000)	14.34	(144,555)	12.67	(25,800)	13.57
Outstanding at September 30	9,981	$15.47	267,691	$13.20	9,981	$15.47	267,691	$13.20

(1)         The RSAs vested during the three and nine months ended September 30, 2014 and 2013 consisted entirely of time-based awards.

The following table summarizes the RSU activity for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Restricted Stock Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2014 and 2013, respectively, and December 31, 2013 and 2012, respectively	2,377,221	$15.93	2,456,014	$16.72	1,965,667	$16.50	1,414,661	$20.61
Granted	44,000	15.40	26,500	13.52	1,665,493	16.22	1,589,614	15.01
Vested (1)	(16,165)	20.79	(8,231)	24.17	(504,054)	17.90	(295,215)	22.32
Forfeited or expired	(186,840)	15.95	(90,285)	18.08	(908,890)	16.70	(325,062)	21.10
Outstanding at September 30	2,218,216	$15.89	2,383,998	$16.59	2,218,216	$15.89	2,383,998	$16.59

(1)         The RSUs vested during the three months ended September 30, 2014 and 2013 consisted entirely of time-based awards. The RSUs vested during the nine months ended September 30, 2014 consisted of 473,108 of time-based awards and 30,946 of performance-based awards. The RSUs vested during the nine months ended September 30, 2013 consisted of 242,927 of time-based awards and 52,288 of performance-based awards.

11. INCOME TAXES

During the three months ended September 30, 2014, we recognized an income tax benefit of $15.7 million on pre-tax income of $0.1 million compared to an income tax expense of $4.6 million on pre-tax income of $17.7 million. During the nine months ended September 30, 2014, we recognized an income tax expense of $8.4 million on pre-tax income of $56.6 million compared to an income tax expense of $25.1 million on pre-tax income of $102.5 million.

The decrease in effective tax rate, compared to the same period in 2013, is primarily due to the release of approximately $10.6 million of unrecognized tax benefits as a result of settling the Company’s audit with the Internal Revenue Service.  Our effective tax rates for all periods presented also differ from the federal U.S. statutory rate due to differences between income tax rates between U.S. and foreign jurisdictions and due to tax amounts recognized discretely in the quarter. We had unrecognized tax benefits of $12.2 million at September 30, 2014 and $31.6 million at December 31, 2013.

12. EARNINGS PER SHARE

The following table illustrates the basic and diluted EPS computations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ thousands)	2014	2013	2014	2013
Numerator
Net income attributable to common stockholders	$12,009	$13,036	$37,905	$77,353
Less: adjustment for income allocated to participating securities	(1,684)	(41)	(5,229)	(276)
Net income attributable to common stockholders - basic and diluted	$10,325	$12,995	$32,676	$77,077
Denominator
Weighted average common shares outstanding - basic	84,659	88,109	86,582	87,919
Plus: dilutive effect of stock options and unvested restricted stock units	778	799	1,137	971
Weighted average common shares outstanding - diluted	85,437	88,908	87,719	88,890
Net income attributable per common share:
Basic	$0.12	$0.15	$0.38	$0.88
Diluted	$0.12	$0.15	$0.37	$0.87

For the three months ended September 30, 2014 and 2013, approximately 0.8 million and 1.4 million, respectively, options and RSUs in total were not included in the calculation of diluted EPS as their effect would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, approximately 1.1 million and 1.4 million, respectively, options and RSUs in total were not included in the calculation of diluted EPS as their effect would have been anti-dilutive.

In addition to the antidilutive effects of options and RSUs, we did not assume the conversion of the Series A preferred stock into common shares for purposes of calculating diluted EPS as the effects would have been anti-dilutive. If converted, as of September 30, 2014, the Series A preferred stock would represent approximately 14.3% of our common stock outstanding or 13.8 million additional common shares. See Note 13 — Series A Preferred Stock for further details regarding the preferred share offering.

Stock Repurchase Plan Authorizations

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. Subject to certain restrictions on repurchases under our revolving credit facility, we are authorized to repurchase up to $350.0 million of our common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice.

During the three months ended September 30, 2014, we repurchased approximately 2.9 million shares at a weighted average price of $14.74 per share for an aggregate price of approximately $43.0 million excluding related commission charges under our publicly-announced repurchase plan. During the nine months ended September 30, 2014, we repurchased approximately 6.1 million shares at a weighted average price of $14.76 per share for an aggregate price of approximately $89.9 million excluding related commission charges under our publicly-announced repurchase plan.

Since September 30, 2014, we have repurchased approximately 0.5 million shares at a weighted average price of $12.15 per share for an aggregate price of approximately $5.7 million excluding related commission charges under our publicly-announced repurchase plan.

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

Participation Rights and Dividends

The Series A preferred stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Series A preferred stock has a stated value of $1,000 per share, and holders of Series A preferred stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum. If we fail to make timely dividend payments, the dividend rate will increase to 8% per annum until such time as all accrued but unpaid dividends have been paid in full. Holders of Series A preferred stock are entitled to receive dividends declared or paid on our common stock and are entitled to vote together with the holders of our common stock as a single class, in each case, on an as-converted basis. As of September 30, 2014, we have accrued dividends of $3.1 million on the condensed consolidated balance sheets, which were paid in cash to Blackstone on October 1, 2014. Holders of Series A preferred stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

Conversion Features

The Series A preferred stock is convertible at the option of the holders at any time after the Closing into shares of common stock at an implied conversion price of $14.50 per share, subject to adjustment. At our election, all or a portion of the Series A preferred stock will be convertible into the relevant number of shares of common stock on or after the third anniversary of the Closing, if the closing price of the common stock equals or exceeds $29.00 for 20 consecutive trading days. The Series A preferred stock is convertible into 13,793,100 shares of our common stock based on the conversion rate in place as of September 30, 2014. The conversion rate is subject to the following customary anti-dilution and other adjustments:

1)             The occurrence of common stock dividends or distributions, stock splits or combinations, and equity reclassifications.

2)             The distribution of rights, options, or warrants to all holders of common stock entitling them to purchase shares of common stock at a price per share that is less than the closing price of the Company’s common stock.

3)             Pursuant to a tender offer or exchange offer to purchase outstanding shares of common stock for consideration valued at an amount greater than the closing price of the Company’s common stock.

4)             If the Company distributes evidences of its indebtedness, assets, other property or securities or rights, options or warrants to acquire its Capital Stock.

5)             If the Company has any stockholder rights plan in effect with respect to the common stock on the date of conversion, upon conversion of the Series A preferred stock, the holder will also receive (in addition to the common stock pursuant to the conversion) the rights under such rights plan, unless those rights (a) become exercisable before the conversion of the Series A preferred stock, or (b) are separated from the common stock (each a “Trigger Event”).  Upon the occurrence of a Trigger Event, the Series A preferred stock conversion rate will be adjusted in accordance with 1) or 2) described above.

6)             If the Company issues shares of common stock (or other instruments convertible into common stock) for valuable consideration, the conversion price is adjusted if (a) the offering price is less than the conversion price and (b) if the offering is at a price less than the fair market value of the Company’s common stock on the date of issuance.

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

14. COMMITMENTS & CONTINGENCIES

Rental Commitments and Contingencies

We rent space for certain of our retail stores, offices, warehouses, vehicles, and equipment under operating leases expiring at various dates through 2033. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the lease term. Deferred rent is included in the condensed consolidated balance sheets in accrued expenses and other current liabilities.

The following table summarizes the composition of rent expense under operating leases for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Minimum rentals (1)	$26,629	$26,047	$82,307	$75,093
Contingent rentals	4,952	5,596	14,635	15,240
Less: Sublease rentals	(261)	(158)	(736)	(469)
Total rent expense	$31,320	$31,485	$96,206	$89,864

(1)         Minimum rentals include all lease payments as well as fixed and variable common area maintenance (“CAM”), parking and storage fees, which were approximately $2.3 million and $2.5 million during the three months ended September 30, 2014 and 2013, respectively, and $7.3 million and $7.4 million during the nine months ended September 30, 2014 and 2013, respectively.

Purchase Commitments

As of September 30, 2014, we had purchase commitments with certain third party manufacturers for $165.7 million.

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

The following table sets forth information related to our reportable operating business segments during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ thousands)	2014	2013	2014	2013
Revenues:
Americas	$127,475	$116,194	$386,163	$391,878
Asia Pacific	78,327	79,406	301,678	281,695
Japan	35,519	38,984	105,764	114,815
Europe	60,645	53,903	197,538	175,419
Total segment revenues	301,966	288,487	991,143	963,807
Other businesses	435	37	607	200
Total consolidated revenues	$302,401	$288,524	$991,750	$964,007

Operating income:
Americas	$15,094	$17,969	$53,451	$61,787
Asia Pacific	4,384	13,690	65,962	76,478
Japan	9,091	11,656	29,421	36,679
Europe	9,689	6,860	29,254	31,188
Total segment operating income	38,258	50,175	178,088	206,132
Reconciliation of total segment operating income to income before income taxes:
Other businesses	(5,405)	(5,495)	(13,750)	(14,907)
Intersegment eliminations	15	15	45	45
Unallocated corporate and other (1)	(31,755)	(26,788)	(104,537)	(85,294)
Total consolidated operating income	1,113	17,907	59,846	105,976
Foreign currency transaction losses, net	1,290	1,043	4,278	4,457
Interest income	(424)	(853)	(1,304)	(1,676)
Interest expense	366	44	685	519
Other (income) expense, net	(217)	13	(388)	180
Income before income taxes	$98	$17,660	$56,575	$102,496

Depreciation and amortization:
Americas	$3,439	$2,690	$9,126	$7,663
Asia Pacific	1,219	1,244	4,094	3,722
Japan	458	346	1,161	1,122
Europe	1,011	1,367	2,825	3,798
Total segment depreciation and amortization	6,127	5,647	17,206	16,305
Other businesses	1,857	2,045	5,591	6,285
Unallocated corporate and other (1)	2,609	2,953	8,547	8,577
Total consolidated depreciation and amortization	$10,593	$10,645	$31,344	$31,167

(1)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

The following table sets forth asset information related to our reportable operating business segments as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
($ thousands)	2014	2013
Assets:
Americas	$174,999	$139,855
Asia Pacific	196,795	177,343
Japan	45,825	51,155
Europe	198,945	137,701
Total segment current assets	616,564	506,054
Other businesses	14,481	14,093
Unallocated corporate and other(1)	80,809	63,743
Deferred tax assets, net	4,278	4,440
Income tax receivable	19,677	10,630
Other receivables	17,196	11,942
Prepaid expenses and other current assets	36,717	29,175
Total current assets	789,722	640,077
Property and equipment, net	73,575	86,971
Intangible assets, net	89,599	72,315
Goodwill	2,235	2,507
Deferred tax assets, net	17,581	19,628
Other assets	34,220	53,661
Total consolidated assets	$1,006,932	$875,159

(1)         Corporate assets primarily consist of cash and equivalents which increased predominately due to net cash proceeds from our investment with Blackstone. See Note 13 — Series A Preferred Stock for further details regarding the preferred share offering.

16. LEGAL PROCEEDINGS

We and certain current and former officers and directors were named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purported to state claims under Sections 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleged that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claimed that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint sought compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also sought attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit. We and those current and former officers and directors named as defendants entered into a Stipulation of Settlement with the plaintiffs to resolve all claims asserted against us by the plaintiffs on behalf of the putative class. Our independent auditor was not a party to the Stipulation of Settlement. The Stipulation of Settlement received preliminary approval from the District Court on August 28, 2013. On September 18, 2014, the District Court entered an order of final approval of the settlement and, on September 19, 2014, the District Court entered final judgment dismissing the action against us and those current and former officers and directors named as defendants in its entirety with prejudice. The full settlement amount has been, or will be, paid by our insurers. The full settlement amount has been paid by our insurers.  Since no notice of appeal was filed during the appeal period, the settlement will become final on or about October 30, 2014.

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. In October 2013, CBP issued a revised final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review (a reduction from $14.3 million in the preliminary draft report issued in 2012). We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection. It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute. CBP has stated that the final report will recommend collection of the duties due. At this time, it is not possible to determine precisely when a notice of claim will be received from CBP, but currently we anticipate a notice of claim could be received sometime in the first quarter of 2015. Likewise, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

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

As of September 30, 2014, we have accrued a total of $4.2 million relating to these litigation matters and other disputes. We estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $9.6 million in the aggregate, in excess of the amount accrued.

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

Use of Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), we present current period “adjusted selling, general and administrative expenses”, which is a non-GAAP financial measure, within this Management’s Discussion and Analysis. Adjusted results exclude the impact of items that management believes affect the comparability or underlying business trends in our condensed consolidated financial statements in the periods presented.

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

Financial Highlights

During the three months ended September 30, 2014, we experienced revenue growth of 4.8%. Despite unfavorable exchange rates driven by a stronger U.S. Dollar, we experienced strong revenue results in our Europe wholesale channel. In addition, our Americas segment experienced growth in all three revenue channels, specifically a 17.6% and 12.8% increase in wholesale and internet channels, respectively. We experienced difficulty in our Asia Pacific segment primarily due to decreased performance in our China business as a result of distributor inventory levels and sell through. On a constant-currency basis, our Japan segment experienced a slight decline as macroeconomic turmoil continues to present challenges for the business as we saw the lingering decline of Japanese Yen decrease quarter-over-quarter revenues by almost $1.7 million and operating income by $0.2 million.

Globally, we are focused on expanding and improving current relationships with wholesale partners and experienced 7.7% aggregate wholesale growth, specifically 22.9% in our Europe and 17.6% in our Americas segment. We experienced a $0.9 million, or 0.7%, increase in retail channel revenues primarily through the addition of 11 global retail locations (net of store closures) since September 30, 2013 partially offset by a 4.5% decrease in comparable store sales compared to prior year.

The following are the more significant developments in our businesses during the three months ended September 30, 2014:

•                  Revenues increased $13.9 million, or 4.8%, to $302.4 million compared to the same period in 2013. Revenue growth was predominately driven by a 10.6% increase in global footwear unit sales partially offset by a 4.4% decrease in global average footwear unit selling price.

•                  Gross profit increased $1.4 million, or 0.9%, to $155.0 million and gross margin percentage decreased 190 basis points to 51.3% compared to the same period in 2013. The decline in gross margin percentage is primarily driven by the evolution of our product assortment and is consistent with our product strategy. As we expand our product lines, product mix shifts into styles that may utilize more expensive materials such as textile fabric and leather compared to the traditional clog. In addition, we experienced sales volume difficulty in our China market leading to decreased gross margins as average margins in China are typically higher than the global average.

•                  Selling, general and administrative expenses increased $8.0 million, or 5.9%, to $143.7 million compared to the same period in 2013. Selling, general and administrative expenses increased predominately due to an increase of $5.2 million in bad debt expense primarily related to delayed payments from distributors in China and Southeast Asia. In addition, we experienced an increase of $2.6 million in expenses that we believe to be non-indicative of our underlying business trends including reorganizational charges as a result of transition activities, additional operating expenses related to our ERP implementation and charges related to litigation settlements.

•                  We incurred $8.2 million in restructuring charges as a result of our strategic plans for long-term improvement and growth of the business. These charges included severance costs related to executive management and employees, retail store closure costs and a write-down of obsolete inventory related to an exited business line.

•                  We incurred $2.6 million in retail asset impairment charges related to certain underperforming retail locations in our Americas, Europe and Asia Pacific segments that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

•                  Net income attributable to common stockholders decreased $1.0 million, or 7.9%, to $12.0 million compared to the same period in 2013. Diluted earnings per share decreased from $0.15 during the three months ended September 30, 2013 to $0.12 during the three months ended September 30, 2014. These decreases are primarily the result of certain special charges such as restructuring and asset impairment charges as well as dividends declared on our Series A preferred stock and dividend equivalents as a result of our recent investment from Blackstone Capital Partners VI L.P. (“Blackstone”), which contributed a decrease of $3.8 million in net income attributable to common stockholders. Partially offsetting these decreases was a tax benefit of $15.7 million as a result of the elimination of uncertain tax positions reserves.

•                  We have halted the expansion of our retail channel and have begun to focus on the long-term profitability of current locations. We opened only 12 company-operated stores during the three months ended September 30, 2014, half of which were outlet or low investment kiosk/store-in-store locations, and closed 31 company-operated stores.

•                  We continue to fund the implementation of our customized and fully integrated operations, accounting, and finance ERP system. We recently launched the ERP in Australia and Japan with success and now expect the full implementation to launch globally in early 2015. We believe the introduction of the new ERP system to our current environment will allow for seamless and high-quality data across the Company. As of September 30, 2014, total costs to date related to the ERP implementation were $77.7 million, of which $62.5 million has been capitalized and $15.2 million has been expensed. As of September 30, 2014, we had $12.9 million in outstanding borrowings related to the ERP system under a Master Installment Payment Agreement (“Master IPA”) with PNC Equipment Finance, LLC (“PNC Equipment”).

Remaining 2014 Outlook

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

We have been rationalizing our product line in order to focus on our core-molded heritage and develop more compelling casual footwear platforms. We have discontinued our Crocs Golf products and closed Ocean Minded as an independent brand. We are currently focusing on products and product stories for Fall/Holiday 2015.

Second, we intend to refine our business model around the world, prioritizing direct investment in larger-scale geographies to focus our resources on the biggest opportunities and moving away from direct investment in the retail and wholesale businesses in smaller markets and transferring significant commercial responsibilities to distributors and third-party agents. These re-alignments are already underway in Brazil, Taiwan and other markets around the globe. Further, we intend to expand engagement with leading wholesale accounts in select markets to drive sales growth, optimize product placement and enhance brand reputation.

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

We have made multiple organizational changes including the hiring of Michelle Poole, who has been named Senior Vice President of Global Product Creation and Merchandising, and Bob Munroe, who has been named the new general manager of our Americas segment. We are excited to enrich our team as we focus on the future and potential growth opportunities of the Crocs brand.

Fourth, we plan to rationalize under-performing business units, in order to re-align cost-structure and place greater focus on assets and operations with higher profit potential. During the three months ended September 31, 2014, we closed 31 company-operated stores. We plan to close an additional 25 to 30 stores in the fourth quarter of 2014. The impact of these closures and conversions is expected to reduce annual revenue by approximately $35.0 to $50.0 million and reduce selling, general and administrative expenses by approximately $17.5 to $27.5 million, with an insignificant impact on future operating income. We intend to consolidate global company-operated e-commerce sites from 21 to 11.

Overall, we undertook a comprehensive strategic review of the business and its operations globally, and identified four key areas of opportunity in the business: products, geographies, organization and channels. These plans prioritize earnings growth and our focus on becoming the leading brand in casual lifestyle footwear.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Change
($ thousands, except per share data and average footwear selling price)	2014	2013	$		%
Revenues	$302,401	$288,524	$13,877		4.8%
Cost of sales	146,801	134,943	11,858		8.8
Restructuring charges	583	—	583		*
Gross profit	155,017	153,581	1,436		0.9
Selling, general and administrative expenses	143,719	135,674	8,045		5.9
Restructuring charges	7,585	—	7,585		*
Asset impairment charges	2,600	—	2,600		*
Income from operations	1,113	17,907	(16,794)		(93.8)
Foreign currency transaction losses, net	1,290	1,043	247		23.7
Interest income	(424)	(853)	429		(50.3)
Interest expense	366	44	322		731.8
Other (income) expense, net	(217)	13	(230)		(1,769.2)
Income before income taxes	98	17,660	(17,562)		(99.4)
Income tax (benefit) expense	(15,669)	4,624	(20,293)		(438.9)
Net income	15,767	13,036	2,731		20.9
Dividends on Series A convertible preferred shares	3,067	—	3,067		*
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	691	—	691		*
Net income attributable to common stockholders	$12,009	$13,036	$(1,027)		(7.9)%

Net income per common share:
Basic	$0.12	$0.15	$(0.03)		(18.7)%
Diluted	$0.12	$0.15	$(0.03)		(19.4)%
Gross margin	51.3%	53.2%	(190	)bps	(3.6)%
Operating margin	0.4%	6.2%	(580	)bps	(93.5)%
Footwear unit sales	13,290	12,012	1,278		10.6%
Average footwear selling price	$22.09	$23.11	$(1.02)		(4.4)%

*                 Percentage change is not relevant as prior year amounts were zero.

Revenues. During the three months ended September 30, 2014, revenues increased $13.9 million, or 4.8%, compared to the same period in 2013, primarily due to an increase of 1.3 million, or 10.6%, in global footwear unit sales primarily driven by improved year-over-year performance in our wholesale channel partially offset by a decrease of $1.02 per unit, or 4.4%, in average footwear selling price as a result of discounted sales and product eliminations.

For the three months ended September 30, 2014, revenues from our wholesale channel increased $10.8 million, or 7.7%, compared to the same period in 2013, which was primarily driven by an increase in our Americas and Europe segments as a result of product volume expansion through new wholesale doors and continued support from existing customers partially offset by decreased wholesale channel revenues in our Asia Pacific and Japan segments primarily due to a year-over-year decline in China wholesale volume.

For the three months ended September 30, 2014, revenues from our retail channel increased $0.9 million, or 0.7%, compared to the same period in 2013, which was primarily driven by our global retail expansion as we opened 11 company-operated stores (net of store closures) since September 30, 2013 partially offset by a 4.5% decrease in comparable store sales. Although we slightly expanded our global retail presence since 2013, we have begun to and plan on continuing to moderate the pace of our retail expansion in 2014 with a focus on outlet and kiosk locations and consolidating and enhancing the profitability of existing locations.

For the three months ended September 30, 2014, revenues from our internet channel increased $2.2 million, or 9.3%, compared to the same period in 2013, which was primarily driven by strong internet sales in our Americas segment. Our internet sales equated to approximately 8.5% and 8.1% of our consolidated net sales in the three months ended September 30, 2014 and 2013, respectively. We continue to benefit from our online presence through webstores worldwide enabling us to have increased access to our customers in a low cost, attractive manner and providing an opportunity to educate them about our products and brand. However, we intend to consolidate global company-operated e-commerce sites in order to focus our internet strategy in our principal geographical locations.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency during the three months ended September 30, 2014 decreased our revenues by $1.6 million compared to the same period in 2013.

The following table summarizes our total revenue by channel for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Change		Constant Currency Change(1)
($ thousands)	2014	2013	$	%	$	%
Channel revenues:
Wholesale:
Americas	$53,097	$45,134	$7,963	17.6%	$8,160	18.1%
Asia Pacific	42,363	43,268	(905)	(2.1)	(1,074)	(2.5)
Japan	21,609	24,536	(2,927)	(11.9)	(1,879)	(7.7)
Europe	33,691	27,414	6,277	22.9	6,710	24.5
Other businesses	435	37	398	1075.7	393	1062.2
Total Wholesale	151,195	140,389	10,806	7.7	12,310	8.8
Consumer-direct:
Retail:
Americas	61,721	59,839	1,882	3.1	2,179	3.6
Asia Pacific	32,733	33,469	(736)	(2.2)	(1,600)	(4.8)
Japan	11,654	12,397	(743)	(6.0)	(223)	(1.8)
Europe	19,494	18,995	499	2.6	531	2.8
Total Retail	125,602	124,700	902	0.7	887	0.7
Internet:
Americas	12,657	11,221	1,436	12.8	1,476	13.2
Asia Pacific	3,231	2,669	562	21.1	537	20.1
Japan	2,256	2,051	205	10.0	299	14.6
Europe	7,460	7,494	(34)	(0.5)	(37)	(0.5)
Total Internet	25,604	23,435	2,169	9.3	2,275	9.7
Total revenues:	$302,401	$288,524	$13,877	4.8%	$15,472	5.4%

(1)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

The table below illustrates the overall growth in the number of our company-operated retail locations by type of store and reportable operating segment from September 30, 2013 to September 30, 2014:

Company-operated retail locations:	September 30, 2013	Opened	Closed	December 31, 2013	Opened	Closed	September 30, 2014
Type:
Kiosk/Store in Store	122	2	(2)	122	5	(27)	100
Retail Stores	315	14	(2)	327	39	(37)	329
Outlet Stores	157	14	(1)	170	21	(15)	176
Total	594	30	(5)	619	65	(79)	605
Operating segment:
Americas	208	8	—	216	16	(21)	211
Asia Pacific	221	18	(3)	236	34	(48)	222
Japan	50	—	(1)	49	5	(1)	53
Europe	115	4	(1)	118	10	(9)	119
Total	594	30	(5)	619	65	(79)	605

The table below sets forth our comparable store sales by reportable operating segment for the three months ended September 30, 2014 as compared to 2013:

	Constant Currency	Constant Currency
	Three Months Ended	Three Months Ended
Comparable store sales (1)	September 30, 2014 (2)	September 30, 2013 (2)
Americas	(3.1)%	(8.3)%
Asia Pacific	(9.2)	6.0
Japan	(8.0)	(16.3)
Europe	0.1	8.8
Global	(4.5)%	(4.2)%

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

Gross profit. During the three months ended September 30, 2014, gross profit increased $1.4 million, or 0.9%, compared to the same period in 2013, which was primarily attributable to a $13.9 million, or 4.8%, increase in revenues partially offset by an $11.9 million, or 8.8%, increase in cost of sales. Gross margin percentage decreased 190 basis points compared to the same period in 2013 primarily driven by the evolution of our product assortment and is consistent with our product strategy. As we expand our product lines, product mix shifts into styles that may utilize more expensive materials such as textile fabric and leather compared to the traditional clog. In addition, we experienced sales volume difficulty in our China market leading to decreased gross margins as average margins in China are typically higher than the global average and a $1.5 million write-down of obsolete inventory.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the three months ended September 30, 2014 decreased our gross profit by $0.4 million compared to the same period in 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.0 million, or 5.9%, during the three months ended September 30, 2014 compared to the same period in 2013. As a percentage of revenue, selling, general and administrative expenses increased 50 basis points from 47.0% to 47.5% during the three months ended September 30, 2014 compared to the same period in 2013.

This increase in selling, general and administrative expenses is predominately due to an increase of $5.2 million in bad debt expense primarily related to delayed payments from distributors in China and Southeast Asia. In addition to this fluctuation, we have identified certain selling, general and administrative expenses that affect the comparability or underlying business trends in our condensed consolidated financial statements. The following table summarizes these expenses as well as details the additional drivers of the increase in selling, general and administrative expenses discussed above by reconciling our GAAP selling, general and administrative expenses to non-GAAP selling, general and administrative expenses:

	Three Months Ended September 30,
Selling, general and administrative expenses reconciliation:	2014	2013
GAAP selling, general and administrative expenses	$143,719	$135,674
New ERP implementation (1)	(4,094)	(3,089)
Reorganization charges (2)	(1,125)	—
Legal settlement (3)	(487)	—
Non-GAAP selling, general and administrative expenses	$138,013	$132,585

(1)         This represents operating expenses related to the implementation of our new ERP system and the add-back of accelerated depreciation and amortization on tangible and intangible items related to our current ERP system and supporting platforms that will no longer be utilized once the implementation of a new ERP is complete.

(2)         This relates to bonuses, consulting fees and other expenses related to recent reorganizational activities and our investment agreement with Blackstone.

(3)         This represents legal settlement expenses.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the three months ended September 30, 2014, decreased selling, general and administrative expenses by approximately $0.4 million compared to the same period in 2013.

Restructuring Charges. We recorded $8.2 million in restructuring charges during the three months ended September 30, 2014. These restructuring charges arose primarily as a result of our strategic plans for long-term improvement and growth of the business. Restructuring charges for the three months ended September 30, 2014 consisted of:

•                  $5.4 million in severance costs, of which $3.6 million was related to the termination announced on July 21, 2014;

•                  $1.8 million in other restructuring costs primarily related to the write-off of long-lived assets associated with the exiting of retail locations and obsolete inventory; and

•                  $1.0 million in contract termination costs primarily related to the early termination of operating leases and sponsorship agreements.

Asset Impairment Charges. We recorded $2.6 million in asset impairment charges during the three months ended September 30, 2014 related to certain underperforming retail locations in our Americas, Europe and Asia Pacific segments that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

Foreign Currency Transaction Losses. The line item entitled foreign currency transaction losses, net is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the three months ended September 30, 2014, losses on foreign currency transactions increased $0.2 million, or 23.7%, compared to the same period in 2013.

Income tax (benefit) expense. During the three months ended September 30, 2014, income tax (benefit) expense decreased $20.3 million compared to the same period in 2013. Our effective tax rate decreased primarily due to the release of certain unrecognized tax benefits as the result of settling the Company’s audit with the Internal Revenue Service. Our effective tax rate for the three months ended September 30, 2014 differs from the federal U.S. statutory rate primarily because of the release of certain unrecognized tax benefits as well as differences between income tax rates between U.S. and foreign jurisdictions.

Comparison of the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Change
($ thousands, except per share data and average footwear selling price)	2014	2013	$		%
Revenues	$991,750	$964,007	$27,743		2.9%
Cost of sales	475,323	443,710	31,613		7.1
Restructuring charges	2,612	—	2,612		*
Gross profit	513,815	520,297	(6,482)		(1.2)
Selling, general and administrative expenses	434,244	414,119	20,125		4.9
Restructuring charges	13,895	—	13,895		*
Asset impairment charges	5,830	202	5,628		2,786.1
Income from operations	59,846	105,976	(46,130)		(43.5)
Foreign currency transaction losses, net	4,278	4,457	(179)		(4.0)
Interest income	(1,304)	(1,676)	372		(22.2)
Interest expense	685	519	166		32.0
Other (income) expense, net	(388)	180	(568)		(315.6)
Income before income taxes	56,575	102,496	(45,921)		(44.8)
Income tax expense	8,407	25,143	(16,736)		(66.6)
Net income	$48,168	$77,353	$(29,185)		(37.7)%
Dividends on Series A convertible preferred shares	8,233	—	8,233		*
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	2,030	—	2,030		*
Net income attributable to common stockholders	$37,905	$77,353	$(39,448)		(51.0)%

Net income per common share:
Basic	$0.38	$0.88	$(0.50)		(57.1)%
Diluted	$0.37	$0.87	$(0.50)		(57.2)%
Gross margin	51.8%	54.0%	(220	)bps	(4.1)%
Operating margin	6.0%	11.0%	(500	)bps	(45.5)%
Footwear unit sales	45,145	43,589	1,556		3.6%
Average footwear selling price	$21.40	$21.44	$(0.04)		(0.2)%

*                      Percentage change is not relevant as prior year amounts were zero.

Revenues. During the nine months ended September 30, 2014, revenues increased $27.7 million, or 2.9%, compared to the same period in 2013 primarily due to an increase of 1.6 million, or 3.6%, in global footwear unit sales primarily driven by improved year-over-year performance in our wholesale and retail channels partially offset by a decrease of $0.04 per unit, or 0.2%, in average footwear selling price.

For the nine months ended September 30, 2014, revenues from our wholesale channel increased $15.1 million, or 2.7%, compared to the same period in 2013, which was primarily driven by an increase in our Europe and Asia Pacific segments as a result of product volume expansion through new wholesale doors and continued support from existing customers partially offset by decreased wholesale channel revenues in our Americas and Japan segments.

For the nine months ended September 30, 2014, revenues from our retail channel increased $10.3 million, or 3.1%, compared to the same period in 2013, which was primarily driven by our global retail expansion as we opened 11 company-operated stores (net of store closures) since September 30, 2013 partially offset by a 4.1% decrease in comparable store sales. Although we slightly expanded our global retail presence since 2013, we have begun to and plan on continuing to moderate the pace of our retail expansion in 2014 with a focus on outlet and kiosk locations and consolidating and enhancing the profitability of existing locations.

For the nine months ended September 30, 2014, revenues from our internet channel increased $2.4 million, or 3.2%, compared to the same period in 2013, which was primarily driven by increased internet sales in our Asia Pacific segment partially offset by a decrease in internet sales in our Americas segment. Our internet sales totaled approximately 7.7% of our consolidated net sales during the nine months ended September 30, 2014 and 2013. We continue to benefit from our online presence through webstores worldwide enabling us to have increased access to our customers in a low cost, attractive manner and providing an opportunity to educate them about our products and brand. However, we intend to consolidate global company-operated e-commerce sites from 21 to 11 in order to focus our internet strategy in our principal geographical locations.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency during the nine months ended September 30, 2014 decreased our revenues by $5.3 million compared to the same period in 2013.

The following table summarizes our total revenue by channel for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Change		Constant Currency Change(1)
($ thousands)	2014	2013	$	%	$	%
Channel revenues:
Wholesale:
Americas	$188,987	$195,827	$(6,840)	(3.5)%	$(4,766)	(2.4)%
Asia Pacific	192,108	180,205	11,903	6.6	12,545	7.0
Japan	69,353	78,116	(8,763)	(11.2)	(4,618)	(5.9)
Europe	126,047	107,689	18,358	17.0	15,639	14.5
Other businesses	607	200	407	203.5	375	187.5
Total Wholesale	577,102	562,037	15,065	2.7	19,175	3.4
Consumer-direct:
Retail:
Americas	158,924	156,784	2,140	1.4	3,270	2.1
Asia Pacific	99,500	93,937	5,563	5.9	3,972	4.2
Japan	30,112	30,625	(513)	(1.7)	1,139	3.7
Europe	49,844	46,734	3,110	6.7	2,908	6.2
Total Retail	338,380	328,080	10,300	3.1	11,289	3.4
Internet:
Americas	38,252	39,267	(1,015)	(2.6)	(780)	(2.0)
Asia Pacific	10,070	7,553	2,517	33.3	2,626	34.8
Japan	6,299	6,074	225	3.7	625	10.3
Europe	21,647	20,996	651	3.1	134	0.6
Total Internet	76,268	73,890	2,378	3.2	2,605	3.5
Total revenues:	$991,750	$964,007	$27,743	2.9%	$33,069	3.4%

(1)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

The table below sets forth our comparable store sales by reportable operating segment for the nine months ended September 30, 2014 as compared to 2013:

	Constant Currency	Constant Currency
	Nine Months Ended	Nine Months Ended
Comparable store sales (1)	September 30, 2014 (2)	September 30, 2013 (2)
Americas	(4.7)%	(5.1)%
Asia Pacific	(4.9)	7.2
Japan	(5.9)	(16.1)
Europe	0.6	3.1
Global	(4.1)%	(2.4)%

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

Gross profit. During the nine months ended September 30, 2014, gross profit decreased $6.5 million, or 1.2%, compared to the same period in 2013, which was primarily attributable to a $31.6 million, or 7.1%, increase in cost of sales partially offset by a 2.9% increase in revenue. Gross margin percentage decreased 220 basis points compared to the same period in 2013. The decline in gross margin percentage is primarily driven by the evolution of our product assortment and is consistent with our product strategy. As we expand our product lines, product mix shifts into styles that may utilize more expensive materials such as textile fabric and leather compared to the traditional clog. In addition, we experienced sales volume difficulty in our China market leading to decreased gross margins as average margins in China are typically higher than the global average, increased shipping costs globally and a $3.5 million write-down of obsolete inventory.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the nine months ended September 30, 2014 decreased our gross profit by $1.3 million compared to the same period in 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $20.1 million, or 4.9%, during the nine months ended September 30, 2014 compared to the same period in 2013. As a percentage of revenue, selling, general and administrative expenses increased 80 basis points from 43.0% to 43.8% during the nine months ended September 30, 2014 compared to the same period in 2013. This increase was predominately due to an increase of $7.7 million in bad debt expense primarily related to delayed payments from distributors in China and Southeast Asia and an increase of $8.6 million related to retail building expenses such as rent and maintenance expenses associated with the addition of 95 company-operated locations between September 30, 2013 and September 30, 2014. We have since begun to halt the expansion of our retail channel in order to focus on the long-term profitability of existing locations and have closed 84 company-operated locations between September 30, 2013 and September 30, 2014. These increases were partially offset by a decrease of approximately $2.0 million related to cost saving initiatives.

In addition to these fluctuations, we have identified certain selling, general and administrative expenses that affect the comparability or underlying business trends in our condensed consolidated financial statements. The following table summarizes these expenses as well as details the additional drivers of the increase above by reconciling our GAAP selling, general and administrative expenses to non-GAAP selling, general and administrative expenses:

	Nine Months Ended September 30,
Selling, general and administrative expenses reconciliation:	2014	2013
GAAP selling, general and administrative expenses	$434,244	$414,119
New ERP implementation (1)	(11,122)	(6,833)
Reorganization charges (2)	(5,576)	—
Legal settlement (3)	(2,333)	—
Brazil tax credits (4)	—	(6,094)
Non-GAAP selling, general and administrative expenses	$415,213	$401,192

(1)                 This represents operating expenses related to the implementation of our new ERP system and the add-back of accelerated depreciation and amortization on tangible and intangible items related to our current ERP system and supporting platforms that will no longer be utilized once the implementation of a new ERP is complete.

(2)                 This relates to bonuses, consulting fees and other expenses related to recent reorganizational activities and our investment agreement with Blackstone.

(3)                 This represents legal settlement expenses.

(4)                 This represents a net expense related to the resolution of a statutory tax audit in Brazil.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the nine months ended September 30, 2014, decreased selling, general and administrative expenses by approximately $1.5 million compared to the same period in 2013.

Restructuring Charges. We recorded $16.5 million in restructuring charges during the nine months ended September 30, 2014. These restructuring charges arose primarily as a result of our strategic plans for long-term improvement and growth of the business. Restructuring charges for the nine months ended September 30, 2014 consisted of:

•                  $9.8 million in severance costs, of which $4.5 million was related to the termination of executive management and $3.6 million was related to the termination announced on July 21, 2014;

•                  $4.5 million in other restructuring costs primarily related to the write-off of long-lived assets associated with the exiting of retail locations and obsolete inventory; and

•                  $2.2 million in contract termination costs primarily related to the early termination of operating leases and sponsorship agreements.

Asset Impairment Charges. We recorded $5.8 million in asset impairment charges during the nine months ended September 30, 2014 related to certain underperforming retail locations in our Americas, Europe and Asia Pacific segments that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

Foreign Currency Transaction Losses. The line item entitled foreign currency transaction losses, net is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the nine months ended September 30, 2014, losses on foreign currency transactions decreased $0.2 million, or 4.0%, compared to the same period in 2013.

Income tax expense. During the nine months ended September 30, 2014, income tax expense decreased $16.7 million compared to the same period in 2013.  Our effective tax rate decreased primarily due to the release of certain unrecognized tax benefits as the result of settling the Company’s audits with the Canada Revenue Agency and the Internal Revenue Service. Our effective tax rate for the nine months ended September 30, 2014 differs from the federal U.S. statutory rate primarily because of the release of certain unrecognized tax benefits as well as differences between income tax rates between U.S. and foreign jurisdictions.

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

Comparison of the Three Months Ended September 30, 2014 and 2013 by Segment

The following table sets forth information related to our reportable operating business segments for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Change		Constant Currency Change (4)
($ thousands)	2014	2013	$	%	$	%
Revenues:
Americas	$127,475	$116,194	$11,281	9.7%	$11,815	10.2%
Asia Pacific	78,327	79,406	(1,079)	(1.4)	(2,137)	(2.7)
Japan	35,519	38,984	(3,465)	(8.9)	(1,803)	(4.6)
Europe	60,645	53,903	6,742	12.5	7,204	13.4
Total segment revenues	301,966	288,487	13,479	4.7	15,079	5.2
Other businesses	435	37	398	1075.7	393	1062.2
Total consolidated revenues	$302,401	$288,524	$13,877	4.8%	$15,472	5.4%
Operating income (loss):
Americas	$15,094	$17,969	$(2,875)	(16.0)%	$(2,800)	(15.6)%
Asia Pacific	4,384	13,690	(9,306)	(68.0)	(9,106)	(66.5)
Japan	9,091	11,656	(2,565)	(22.0)	(2,414)	(20.7)
Europe	9,689	6,860	2,829	41.2	2,821	41.1
Total segment operating income	38,258	50,175	(11,917)	(23.8)	(11,499)	(22.9)
Other businesses(1)	(5,405)	(5,495)	90	(1.6)	78	(1.4)
Intersegment eliminations	15	15	—	—	—	—
Unallocated corporate and other(2)	(31,755)	(26,788)	(4,967)	18.5	(5,758)	21.5
Total consolidated operating income(3)	$1,113	$17,907	$(16,794)	(93.8)%	$(17,179)	(95.9)%
Foreign currency transaction losses, net	1,290	1,043	247	23.7
Interest income	(424)	(853)	429	(50.3)
Interest expense	366	44	322	731.8
Other (income) expense, net	(217)	13	(230)	(1769.2)
Income before income taxes	$98	$17,660	$(17,562)	(99.4)%

(1)                 During the three months ended September 30, 2014, operating losses of Other businesses slightly decreased $0.1 million compared to the same period in 2013, primarily due to a $0.2 million decrease in selling, general and administrative expenses partially offset by $0.1 million decrease in gross margin.

(2)                 Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the three months ended September 30, 2014, Unallocated corporate and other operating losses increased $5.0 million compared to the same period in 2013 primarily due to $2.5 million in restructuring charges related to the termination of certain employees and executives and $2.1 million increase in selling, general and administrative expenses.

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

Americas Operating Segment. During the three months ended September 30, 2014, revenues from our Americas segment increased $11.3 million, or 9.7%, compared to the same period in 2013 primarily due to a 17.2% increase in footwear units sold partially offset by a 4.7% decrease in average footwear unit selling price and a $0.5 million unfavorable impact from foreign currency fluctuations driven by the weakening of the Brazilian Real against the U.S. Dollar. During the three months ended September 30, 2014, revenue increases for the region were realized primarily in the wholesale channel, which increased $8.0 million, or 17.6%, compared to 2013. The increase in wholesale channel revenue was predominately driven by increased volume in the United States, partially offset by decreased volume in South America. In addition to the wholesale channel, revenue increases for the region were also realized in the retail channel which increased $1.9 million, or 3.1%, and the internet channel which increased $1.4 million, or 12.8%, compared to 2013. The increase in retail channel revenue was driven by increased volume partially offset by a 3.1% decrease in comparable store sales and lower average footwear unit selling prices. The increase in internet channel revenue was due to increased traffic and conversion. During the three months ended September 30, 2014, segment operating income decreased $2.9 million, or 16.0%, compared to the same period in 2013.This decrease was predominately driven by $2.1 million in restructuring charges related to severance costs in the United States and an inventory write-down related to an exited business line, $2.0 million in retail asset impairment charges related to the long-lived assets in ten company-operated stores and a $1.6 million, or 3.5%, increase in selling, general and administrative expenses primarily due to variable compensation and building costs. Partially offsetting these decreases was the revenue increase noted above.

Asia Pacific Operating Segment. During the three months ended September 30, 2014, revenues from our Asia Pacific segment decreased $1.1 million, or 1.4%, compared to the same period in 2013 primarily due to a 1.0% increase footwear units sold and a $1.1 million favorable impact from foreign currency fluctuations partially offset by a 2.0% decrease in average footwear unit selling price. During the three months ended September 30, 2014, we realized revenue declines in our wholesale and direct-to-consumer channels compared to 2013. Our wholesale channel revenue decreased $0.9 million, or 2.1%, primarily due to decreased performance in our China business as a result of distributor inventory levels and sell through. Our direct-to-consumer channel revenues decreased $0.2 million primarily due to a 9.2% decrease in comparable store sales influenced primarily by declines in China, Korea and Hong Kong partially offset by increased average footwear unit selling price. During the three months ended September 30, 2014, segment operating income decreased $9.3 million, or 68.0%, compared to the same period in 2013. This decrease was predominately driven by a $5.2 million, or 16.1%, increase in selling, general and administrative expenses due to an increase in reserves for doubtful accounts as a result of delayed payments from distributors in China and Southeast Asia, $3.2 million in restructuring charges related to severance and store closure costs, $0.4 million in retail asset impairment charges related to the long-lived assets in two company-operated stores and the revenue decrease noted above. Partially offsetting these decreases was a $0.5 million favorable impact from foreign currency fluctuations.

Japan Operating Segment. During the three months ended September 30, 2014, revenues from our Japan segment decreased $3.5 million, or 8.9%, compared to the same period in 2013 primarily due to a 9.2% decrease in average footwear selling price and a $1.7 million unfavorable impact from foreign currency fluctuations partially offset by a 0.6% increase in footwear units sold. During the three months ended September 30, 2014, we realized revenue declines in our wholesale and direct-to-consumer channels compared to 2013. Our wholesale channel decreased $2.9 million, or 11.9% primarily due to lower at-once demand, slow sell-through of inventory as a result of macroeconomic declines leading to lower average footwear selling prices and a $1.0 million unfavorable impact from foreign currency fluctuations. Our direct-to-consumer channel revenues decreased $0.5 million, or 3.7%, primarily due to an 8.0% decrease in comparable store sales and a $0.7 million unfavorable impact from foreign currency fluctuations partially offset by the addition of three retail locations (net of store closures) since September 30, 2013. During the three months ended September 30, 2014, segment operating income decreased $2.6 million, or 22.0%, compared to the same period in 2013. This decrease was driven predominately by the revenue decrease noted above coupled with a gross margin decrease of 370 basis points as a result of product costs being tied to the U.S. Dollar and a $0.2 million unfavorable impact from foreign currency fluctuations. Partially offsetting these decreases was a $0.7 million, or 6.8%, decrease in selling, general and administrative expenses compared to 2013.

Europe Operating Segment. During the three months ended September 30, 2014, revenues from our Europe segment increased $6.7 million, or 12.5%, compared to the same period in 2013 primarily due to a 14.4% increase in footwear units sold partially offset by a

1.2% decrease in average footwear unit selling price and a $0.5 million unfavorable impact from foreign currency fluctuations. During the three months ended September 30, 2014, we realized revenue growth in the region in our wholesale and retail channels compared to 2013. Our wholesale channel revenue increased $6.3 million, or 22.9%, primarily due to the expansion in our number of wholesale doors and strong sales performance through existing wholesale customers. Our retail channel revenue increased $0.5 million, or 2.6%, primarily due to the addition of four company-operated stores (net of store closures) since September 30, 2013 coupled with a 0.1% increase in comparable store sales. Our internet channel revenue remained relatively flat on a year-over-year basis. During the three months ended September 30, 2014, segment operating income increased $2.8 million, or 41.2%, compared to the same period in 2013. This increase was predominately due to the revenue increase noted above and a $0.8 million, or 3.4%, decrease in selling, general and administrative expenses. Partially offsetting these increases was $0.4 million in restructuring charges related to store closure costs and $0.2 million in retail asset impairment charges related to the long-lived assets in eight company-operated stores.

Comparison of the Nine Months Ended September 30, 2014 and 2013 by Segment

The following table sets forth information related to our reportable operating business segments for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Change		Constant Currency Change (4)
($ thousands)	2014	2013	$	%	$	%
Revenues:
Americas	$386,163	$391,878	$(5,715)	(1.5)%	$(2,276)	(0.6)%
Asia Pacific	301,678	281,695	19,983	7.1	19,143	6.8
Japan	105,764	114,815	(9,051)	(7.9)	(2,854)	(2.5)
Europe	197,538	175,419	22,119	12.6	18,681	10.6
Total segment revenues	991,143	963,807	27,336	2.8	32,694	3.4
Other businesses	607	200	407	203.5	375	187.5
Total consolidated revenues	$991,750	$964,007	$27,743	2.9%	$33,069	3.4%
Operating income (loss):
Americas	$53,451	$61,787	$(8,336)	(13.5)%	$(8,410)	(13.6)%
Asia Pacific	65,962	76,478	(10,516)	(13.8)	(10,503)	(13.7)
Japan	29,421	36,679	(7,258)	(19.8)	(6,065)	(16.5)
Europe	29,254	31,188	(1,934)	(6.2)	(2,527)	(8.1)
Total segment operating income	178,088	206,132	(28,044)	(13.6)	(27,505)	(13.3)
Other businesses(1)	(13,750)	(14,907)	1,157	(7.8)	1,098	(7.4)
Intersegment eliminations	45	45	—	0.0	—	—
Unallocated corporate and other(2)	(104,537)	(85,294)	(19,243)	22.6	(19,977)	23.4
Total consolidated operating income(3)	$59,846	$105,976	$(46,130)	(43.5)%	$(46,384)	(43.8)%
Foreign currency transaction losses, net	4,278	4,457	(179)	(4.0)
Interest income	(1,304)	(1,676)	372	(22.2)
Interest expense	685	519	166	32.0
Other (income) expense, net	(388)	180	(568)	(315.6)
Income before income taxes	$56,575	$102,496	$(45,921)	(44.8)%

(1)                 During the nine months ended September 30, 2014, operating losses of Other businesses decreased $1.2 million compared to 2013, primarily due to a $0.8 million increase in gross margin and a $0.4 million decrease in selling, general and administrative expenses.

(2)                 Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the nine months ended September 30, 2014, Unallocated corporate and other operating losses increased $19.2 million compared to the same period in 2013, primarily due to $8.3 million restructuring charges related to the termination of certain employees and executives and a write-off of obsolete inventory related to an exited business line and an $8.6 million increase in selling, general and administrative expenses primarily related to the implementation of our ERP system and our investment agreement with Blackstone partially offset by cost savings in variable compensation.

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

Americas Operating Segment. During the nine months ended September 30, 2014, revenues from our Americas segment decreased $5.7 million, or 1.5%, compared to 2013 primarily due to a 3.7% decrease in footwear units sold and a $3.4 million unfavorable impact from foreign currency fluctuations driven by weakening of the Brazilian Real against the U.S. Dollar. This decrease was partially offset by a 3.3% increase in average footwear unit selling price. During the nine months ended September 30, 2014, revenue declines for the region were realized primarily in the wholesale channel which decreased $6.8 million, or 3.5%, and in the internet channel which decreased $1.0 million, or 2.6%, compared to 2013. The decrease in wholesale channel revenue was predominately driven by a mix of lower than anticipated at-once orders as a result of accounts remaining lean on inventory in the first half of the year and a decline in activity in our Latin and South America markets partially offset by an increase in activity in the United States. The decrease in internet channel revenue was predominately driven by a decrease in average footwear selling price partially offset by an increase in footwear unit sales and increased conversion and traffic. Partially offsetting this decrease was a $2.1 million, or 1.4%, increase in retail channel revenues, which is primarily the result of the addition of 24 company-operated stores since September 30, 2013 partially offset by a 4.7% decrease in comparable store sales and the closure of 21 company-operated stores since September 30, 2013. During the nine months ended September 30, 2014, segment operating income decreased $8.3 million, or 13.5%, compared to 2013 driven predominately by the revenue decreases noted above, $3.3 million in restructuring charges related to the reorganization of our business in Brazil, severance costs in the United States and an inventory write-down related to an exited business line and a $3.0 million increase in retail asset impairment charges related to the long-lived assets in 26 company-operated stores. Partially offsetting these decreases was a $6.1 million, or 4.4%, decrease in selling, general and administrative expenses due to a non-recurring charge of $6.1 million during the same period in 2013 related to the resolution of a statutory tax audit in Brazil and a decrease in marketing spend partially offset by building cost increases as a result of retail expansion.

Asia Pacific Operating Segment. During the nine months ended September 30, 2014, revenues from our Asia Pacific segment increased $20.0 million, or 7.1%, compared to 2013 primarily due to a 5.3% increase in average footwear selling price, a 2.0% increase in footwear units sold and a $0.8 million favorable impact from foreign currency fluctuations. During the nine months ended September 30, 2014, we realized revenue growth in the region in all three channels compared to 2013. Our wholesale channel revenue increased $11.9 million, or 6.6%, primarily due to the expansion of our wholesale doors and continued support from existing customers partially offset by a decrease in third quarter performance in our China business as a result of distributor inventory levels and sell through. Our direct-to-consumer channel revenues increased $8.1 million, or 8.0%, primarily due to increased traffic during the year and the addition of 52 company-operated stores since September 30, 2013 as we focus on high-traffic, outlet locations partially offset by a 4.9% decrease in comparable store sales and the closure of 51 company-operated stores since September 30, 2013. During the nine months ended September 30, 2014, segment operating income decreased $10.5 million, or 13.8%, compared to 2013. This decrease was predominately driven by a $13.5 million, or 14.2%, increase in selling, general and administrative expenses due to the expansion of our retail channel and an increase in reserves for doubtful accounts as a result of delayed payments from distributors in China and Southeast Asia, a $3.6 million in restructuring charges related to severance and store closure costs and $0.8 million in retail asset impairment charges related to the long-lived assets in 14 company-operated stores. Partially offsetting these decreases was the revenue increase noted above and a $0.8 million favorable impact from foreign currency fluctuations.

Japan Operating Segment. During the nine months ended September 30, 2014, revenues from our Japan segment decreased $9.1 million, or 7.9%, compared to 2013 primarily due to a 10.2% decrease in average footwear selling price and a $6.2 million unfavorable impact from foreign currency fluctuations partially offset by a 2.9% increase in footwear units sold. During the nine months ended September 30, 2014, we realized revenue declines primarily in the wholesale channel which decreased $8.8 million, or 11.2%, compared to 2013. This decrease was mainly due to a soft wholesale market and slow sell-through of inventory as a result of macroeconomic declines leading to lower average footwear selling prices. In addition, our direct-to-consumer channel revenues slightly decreased $0.3 million, or 0.8%, compared to 2013 primarily due to a 5.9% decrease in comparable stores sales partially offset by the addition of three retail locations (net of store closures) since September 30, 2013. During the nine months ended September 30, 2014, segment operating income decreased $7.3 million, or 19.8%, compared to the same period in 2013. This decrease was driven predominately by the revenue decrease noted above coupled with a gross margin decrease of 310 basis points as a result of product costs being tied to the U.S. Dollar and a $1.2 million unfavorable impact from foreign currency fluctuations. Partially offsetting these decreases was a $1.2 million, or 4.1%, decrease in selling, general and administrative expenses.

Europe Operating Segment. During the nine months ended September 30, 2014, revenues from our Europe segment increased $22.1 million, or 12.6%, compared to 2013 primarily due to a 22.7% increase in footwear units sold partially offset by a 8.1% decrease in average footwear unit selling price. This contrasting increase in average footwear units sold and decrease in average footwear unit selling price is primarily related to discounting on certain products during the first half of the year in our wholesale channel. In addition to sales metrics, our Europe segment realized a $3.4 million favorable impact from foreign currency fluctuations driven by the strengthening of the Euro and British Pound Sterling against the U.S. Dollar partially offset by the weakening of the Russian Ruble against the U.S. Dollar throughout the first half of the year. During the nine months ended September 30, 2014, we realized revenue growth in the region in all three channels compared to 2013. Our wholesale channel revenue increased $18.4 million, or 17.0%, primarily due to the expansion in our number of wholesale doors and strong sales performance throughout the region. Our direct-to-consumer channel revenues increased $3.8 million, or 5.6%, primarily due to the addition of four company-operated stores (net of store closures) since September 30, 2013 coupled with a 0.6% increase in comparable store sales. During the nine months ended September 30, 2014, segment operating income decreased $1.9 million, or 6.2%, compared to 2013. This decrease was predominately due to a $5.9 million, or 9.2%, increase in selling, general and administrative expenses compared to 2013 due to an increase in variable compensation and outside services and legal settlement fees of approximately $1.8 million, $1.8 million in retail asset impairment charges related to the long-lived assets in 17 company-operated stores, $1.4 million in restructuring charges related to store closure costs and a gross margin decrease of 250 basis points as a result of product costs being tied to the U.S. Dollar. Partially offsetting these decreases was the revenue increase noted above.

Liquidity and Capital Resources

Cash Flows

During the nine months ended September 30, 2014, cash and cash equivalents increased $33.2 million, or 10.5%, to $350.4 million compared to $317.1 million at December 31, 2013. The primary driver of this increase is the $182.2 million in net cash proceeds from our investment agreement with Blackstone. This increase was partially offset by the repurchase of $90.1 million of our common stock associated with board authorized repurchases including related commission charges under our publicly-announced repurchase plan, strategic reinvestments into the business including $43.3 million in capital spend primarily related to our ERP system implementation, dividend payments of $5.2 million associated with our investment agreement with Blackstone and debt payments of $3.9 million related to long-term bank borrowings.

We anticipate that cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we have a revolving credit facility with a syndicate of lenders, including PNC Bank, National Association (“PNC”) as lead lender, which currently provides us with up to $100.0 million in borrowing capacity and matures in December 2017 (see Revolving Credit Facility below). Additional future financing may be necessary and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Sale of Preferred Stock

On January 27, 2014, we received approximately $182.2 million of proceeds for the sale of 200,000 shares of Series A preferred stock to Blackstone and its permitted transferees. The Series A preferred stock has an aggregate stated value of $200.0 million, or $1,000.0 per share.

The Series A preferred stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. Holders of Series A preferred stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum as well as any dividends declared or paid on common stock and are entitled to vote together with the holders of common stock on an as-converted basis. As of September 30, 2014, accrued dividends amounted to $3.1 million, which were paid to Blackstone on October 1, 2014. The Series A preferred stock has several conversion features as well as redemption rights. The conversion rate is subject to customary anti-dilution and other adjustments subject to certain share caps and other restrictions. As of September 30, 2014, the Blackstone investment, on an as converted to common stock basis, represented approximately 14.3% of the outstanding common stock of the Company.

Stock Repurchase Plan Authorizations

We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock. Subject to certain restrictions on repurchases under our revolving credit facility, we are authorized to repurchase up to $350.0 million of our common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice.

During the three months ended September 30, 2014, we repurchased approximately 2.9 million shares at a weighted average price of $14.74 per share for an aggregate price of approximately $43.0 million excluding related commission charges under our publicly-announced repurchase plan. During the nine months ended September 30, 2014, we repurchased approximately 6.1 million shares at a weighted average price of $14.76 per share for an aggregate price of approximately $89.9 million excluding related commission charges under our publicly-announced repurchase plan.

Since September 30, 2014, we have repurchased approximately 0.5 million shares at a weighted average price of $12.15 per share for an aggregate price of approximately $5.7 million excluding related commission charges under our publicly-announced repurchase plan.

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

On September 26, 2014, we entered into the Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”), pursuant to which certain terms of the Credit Agreement were amended. The Fifth Amendment primarily (i) extends the minimum fixed charge coverage ratio of 1.15 to 1.00 through the second quarter of 2015 and will return to 1.25 to 1.00 at the end of each quarter thereafter, and (ii) amends certain definitions of the financial covenants to become more favorable to us.

As of September 30, 2014 and December 31, 2013, we had no outstanding borrowings under the Credit Agreement. As of September 30, 2014 and December 31, 2013, we had issued and outstanding letters of credit of $8.2 million and $7.2 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of September 30, 2014, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

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

As of September 30, 2014 and December 31, 2013, we had $12.9 million and $16.8 million, respectively, of long-term debt outstanding under five separate notes payable under the Master IPA, of which $5.2 million and $5.1 million, respectively, represent current installments. As of September 30, 2014, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the Company, all interest expense incurred under the arrangement has been capitalized to the condensed consolidated balance sheets until the assets are ready for intended use and will be amortized over the useful life of the software upon that date.

During the three and nine months ended September 30, 2014, we capitalized $0.1 million and $0.3 million, respectively, in interest expense related to this debt arrangement to the condensed consolidated balance sheets. During the three and nine months ended September 30, 2013, we did not capitalize any interest expense related to this debt arrangement.

Working Capital

During the nine months ended September 30, 2014, accounts receivable increased $54.3 million, or 52.0%, to $158.7 million compared to $104.4 million at December 31, 2013, which is primarily the result of seasonality as third quarter revenues typically exceed our fourth quarter revenues partially offset by an increase in allowance for bad debt as a result of delayed payments from our partner stores in China and Southeast Asia.

During the nine months ended September 30, 2014, inventories increased $40.5 million, or 24.9%, to $202.8 million compared to $162.3 million at December 31, 2013, which is primarily related to seasonality and product mix partially offset by a slight decrease in company-operated retail locations.

Capital Assets

During the three months and nine months ended September 30, 2014, net capital expenditures acquired, inclusive of intangible assets, were $10.7 million and $43.7 million, respectively, compared to $20.5 million and $53.0 million, respectively, during the same period in 2013 primarily due to decreased capital spend in our retail channel as we begin to close or convert locations partially offset by a slight increase in the capitalization of our ERP implementation costs.

We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $257.5 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores; however, we plan to reduce our overall retail footprint in 2014. We also continue to evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities will include an evaluation of contracts for sponsorships, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

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

Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of September 30, 2014, we held $262.5 million of our total $350.4 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $262.5 million, $1.2 million could potentially be restricted, as described above. If the remaining $261.3 million were to be immediately repatriated to the U.S., we would be required to incur approximately $47.3 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations

In February 2011, we renewed and amended our supply agreement with Finproject S.r.l. which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2014. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing is either based on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.8 million as of September 30, 2014), through a letter of credit that was issued to Finproject S.r.l.

The following table summarizes aggregate information about our significant contractual cash obligations as of September 30, 2014:

	Payments due by period
		Less than	1 - 3	3 - 5	More than
($ thousands)	Total	1 year	years	years	5 years
Operating lease obligations (1)	$379,530	$83,583	$108,074	$65,850	$122,023
Inventory purchase obligations with third party manufacturers (2)	165,743	165,743	—	—	—
Dividends payable (3)	90,833	12,067	24,000	24,000	30,766
Other contracts (4)	40,738	14,219	23,242	3,277	—
Debt obligations (5) (9)	13,415	1,381	12,034	—	—
Minimum licensing royalties (6)	4,067	1,180	1,932	955	—
Estimated liability for uncertain tax positions (7)	884	884	—	—	—
Capital lease obligations (8) (9)	44	30	14	—	—
Total	$695,254	$279,087	$169,296	$94,082	$152,789

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

(5)                 We have entered into an agreement with PNC to finance the purchase of software and services related to the implementation of our new ERP system, which began in October 2012 and is expected to continue through early 2015. Our current debt obligations consist of five separate notes issued under the agreement, which bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017.

(6)                 Our minimum licensing royalties consist of usage-based payments for the right to use various licenses, trademarks and copyrights in the production of our footwear, apparel and accessories. Royalty obligations are based on minimum guarantees under contract; however, may include additional royalty obligations based on sales volume that are not determinable for future periods.

(7)                 Our estimated liability for uncertain tax positions are unrecognized tax benefits taken in our income tax return that would reduce our effective tax rate, if recognized. As of September 30, 2014, we had gross unrecognized tax benefits recorded in non-current liabilities of $12.2 million and an additional $2.4 million in gross interest and penalties.  Of the $12.2 million, we expect approximately $0.9 million to be paid within less than a year.  Of the remaining $11.3 million uncertain tax liabilities, we are unable to make a reasonable estimate of the timing of payments in individual years and therefore, such amounts are not included in the contractual obligation table above.

(8)                 Our capital lease obligations consist of office equipment expiring at various dates through 2016. This balance represents the minimum cash commitment under contract to various third-parties for capital lease obligations.

(9)                 Amounts include anticipated interest payments.

Off-Balance Sheet Arrangements

We had no material off balance sheet arrangements as of September 30, 2014.

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

Borrowings under our revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. During the nine months ended September 30, 2014, we did not borrow on our revolving credit facility and had no outstanding borrowings as of September 30, 2014.

We additionally hold cash equivalents including certificate of deposits, time deposits and money market funds. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of September 30, 2014, we held $108.1 million in cash equivalents subject to variable interest rates. If the prevailing market interest rates relative to these investments increased 10% during the three months ended September 30, 2014, there would not have been a material impact on interest income. If the prevailing market interest rates relative to these investments increased 10% during the nine months ended September 30, 2014, interest income would have increased by approximately $0.1 million.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. Dollars. Our ability to sell our products in foreign markets and the U.S. Dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. Dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase of 1% in value of the U.S. Dollar relative to foreign currencies would have decreased income before taxes during the three and nine months ended September 30, 2014 by approximately $0.5 million and $1.4 million, respectively. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. Dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced during the three and nine months ended September 30, 2014.

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

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at September 30, 2014 and December 31, 2013. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	September 30,	December 31,
($ thousands)	2014	2013
Foreign currency exchange forward contracts by currency:
Euro	$34,253	$38,577
Singapore Dollar	32,424	28,225
British Pound Sterling	18,426	15,487
Mexican Peso	11,321	18,350
Australian Dollar	6,736	4,941
Chinese Yuan Renminbi	5,421	—
South African Rand	5,158	3,076
Japanese Yen	5,148	68,707
New Taiwan Dollar	3,978	3,463
South Korean Won	3,888	12,100
Canadian Dollar	3,536	3,428
Indian Rupee	2,925	2,150
Hong Kong Dollar	2,451	1,844
Swedish Krona	2,071	1,615
Russian Ruble	1,025	17,588
Norwegian Krone	814	—
New Zealand Dollar	704	943
Total notional value, net	$140,279	$220,494

Latest maturity date	October 2014	December 2015

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014 (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

We and certain current and former officers and directors were named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purported to state claims under Sections 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the “Class Period”). The amended complaint also added our independent auditor as a defendant. The amended complaint alleged that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claimed that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint sought compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also sought attorneys’ fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit. We and those current and former officers and directors named as defendants entered into a Stipulation of Settlement with the plaintiffs to resolve all claims asserted against us by the plaintiffs on behalf of the putative class. Our independent auditor was not a party to the Stipulation of Settlement. The Stipulation of Settlement received preliminary approval from the District Court on August 28, 2013. On September 18, 2014, the District Court entered an order of final approval of the settlement and, on September 19, 2014, the District Court entered final judgment dismissing the action against us and those current and former officers and directors named as defendants in its entirety with prejudice.  The full settlement amount has been paid by our insurers.  Since no notice of appeal was filed during the appeal period, the settlement will become final on or about October 30, 2014.

We are currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. In October 2013, CBP issued a revised final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review (a reduction from $14.3 million in the preliminary draft report issued in 2012). We have responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection. It is not possible at this time to predict whether our arguments will be successful in eliminating or reducing the amount in dispute.  CBP has stated that the final report will recommend collection of the duties due. At this time, it is not possible to determine precisely when a notice of claim will be received from CBP, but currently we anticipate a notice of claim could be received sometime in the first quarter of 2015. Likewise, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

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

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013 with exception to the following risk factor:

Our financial success may be limited to the strength of our relationships with our wholesale customers and to the success of such wholesale customers.

Our financial success is related to the willingness of our current and prospective wholesale customers to carry our products. We do not have long term contracts with any of our wholesale customers. Sales to our wholesale customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our customers’ orders in a timely manner, the sales of our products and our relationships with those customers may suffer. Alternatively, if our customers experience diminished liquidity or other financial issues, we may experience a reduction in product orders, an increase in customer order cancellations and/or the need to extend customer payment terms which could lead to higher accounts receivable balances, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense. Specifically, we recorded a reserve for doubtful accounts of approximately $5.0 million in our Asia Pacific segment in the three months ended September 30, 2014 primarily as a result of delayed payments from our partner stores in China and Southeast Asia. Additional problems with our wholesale customers, including continued payment delays in the Asia Pacific segment or other segments from regional wholesale partners may have a material adverse effect on our product sales, financial condition, results of operations and our ability to grow our product line.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Approximate Dollar Value)
	Total Number	Average	Shares (or Units)	of Shares (or Units) that
	of Shares	Price Paid	Purchased as Part of	May Yet Be Purchased
	(or Units)	per Share	Publicly Announced	Under the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs (in thousands) (1)
July 1, 2014—July 31, 2014	554,665	$14.72	554,665	$303,091
August 1, 2014—August 31, 2014	912,997	15.67	912,997	294,928
September 1, 2014—September 30, 2014	1,450,271	14.16	1,450,271	280,619
Total	2,917,933	$14.74	2,917,933	$260,088

(1)                 On December 26, 2013, the board of directors approved the repurchase of up to $350.0 million of our common stock, which was announced on December 30, 2013. This authorization replaced our previous stock repurchase authorizations. During the three months ended September 30, 2014, we repurchased approximately 2.9 million shares at a weighted-average price of $14.74 for an aggregate price of approximately $43.0 million excluding related commission charges, under our publicly-announced repurchase plan. As of September 30, 2014, approximately $260.1 million of shares remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice.

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

10.1††

Fifth Amendment to Amended and Restated Credit Agreement, dated September 26, 2014, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent.

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

CROCS, INC.

Date: October 28, 2014	By:	/s/ Jeffrey J. Lasher
		Name:	Jeffrey J. Lasher
		Title:	Senior Vice President-Finance and Chief Financial Officer