Form 10-K
period 2014-12-31
Crocs, Inc.
filed 2015-03-02
CIK 1334036

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014 was $1.3 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

          The number of shares of the registrant's common stock outstanding as of January 30, 2015 was 77,834,494.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates certain information by reference from the registrant's proxy statement for the 2015 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2014.

Special Note Regarding Forward-Looking Statements

        Statements in this Form 10-K and in documents incorporated by reference herein (or otherwise made by us or on our behalf) may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements, which express management's current views concerning future events or results, use words like "anticipate," "assume," "believe," "continue," "estimate," "expect," "future," "intend," "plan," "project," "strive," and future or conditional tense verbs like "could," "may," "might," "should," "will," "would" and similar expressions or variations. Forward-looking statements are subject to risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section titled "Risk Factors" (Item 1A. of this annual report on Form 10-K). Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Crocs, Inc.
Table of Contents to the Annual Report on Form 10-K
For the Year Ended December 31, 2014

PART I

ITEM 1.    Business

The Company

        Crocs, Inc. and its consolidated subsidiaries (collectively the "Company," "we," "our" or "us") are engaged in the design, development, manufacturing, worldwide marketing and distribution of casual lifestyle footwear, apparel and accessories for men, women and children. We strive to be the global leader in the sale of molded footwear featuring fun, comfort, color and functionality. Our products include footwear and accessories that utilize our proprietary closed-cell resin, called Croslite. The use of this unique material enables us to produce innovative, lightweight, non-marking, and odor-resistant footwear. We currently sell our products in more than 90 countries through domestic and international retailers and distributors and directly to end-user consumers through our company-operated retail stores, outlets, webstores and kiosks.

        In 2002, we launched the marketing and distribution of our original clog style footwear in the United States. The unique characteristics of Croslite enabled us to offer consumers a shoe unlike any other footwear model then available. Since the initial introduction and popularity of the Beach and Crocs Classic designs, we have expanded our Croslite products to include a variety of new styles and products and have further extended our product reach through the acquisition of brand platforms such as Jibbitz, LLC ("Jibbitz") and Ocean Minded, Inc. ("Ocean Minded"). Going forward, we intend to focus our footwear product lines on our core molded footwear heritage, as well as develop new innovative casual lifestyle footwear collections. We intend to streamline our product portfolio, eliminate non-core product development and explore strategic alternatives for non-core programs such as our golf line and our Ocean Minded brand, as well as our apparel and accessories business.

        The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including family footwear stores, department stores and traditional footwear retailers as well as a variety of specialty and independent retail channels and the internet. We intend to drive cohesive global brand positioning from region-to-region and year-to-year in order to establish more powerful consumer connections and deliver more consistent product designs. This strategy will be accomplished through developing powerful product stories supported with effective and consistent global marketing campaigns. Finally, we intend to increase our working market spend, which we define as funds that put marketing messages in front of consumers.

        As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our revenues. Likewise, we expect our subsidiaries with functional currencies other than the U.S. Dollar will continue to represent a substantial portion of our overall gross margin and related expenses. Accordingly, changes in foreign currency exchange rates could materially affect revenues and costs or the comparability of revenues and costs from period to period as a result of the impact of foreign currency translation adjustments into our reporting currency.

Products

Footwear

        Our footwear product offerings have grown significantly since we first introduced the single-style clog in six colors, in 2002. We currently offer a wide variety of footwear products, some of which includes sandals, sneakers, mules, flats and boots, which are made of materials like leather and textile fabrics as well as Croslite. Footwear sales made up 97.6%, 96.9% and 95.8% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013 and 2012, approximately 73.5%, 71.1% and 75.3%, respectively, of unit sales consisted of products geared toward adults compared to 26.5%, 28.9% and 24.7%, respectively, of unit sales of products geared toward children.

        A key differentiating feature of our footwear products is the "Croslite" material, which is uniquely suited for comfort and functionality. Croslite is carefully formulated to be of a density that creates extremely lightweight, comfortable and non-marking footwear which conforms to the shape of the foot and increases comfort. Croslite is a closed-cell resin material which is water resistant, virtually odor free and allows many of our footwear styles to be cleaned simply with water. As we have expanded our product offering, we have incorporated traditional materials such as textile fabric and leather into many new styles; however, we continue to utilize the Croslite material for the foot bed, sole and other key structural components for many of these styles.

        We strive to provide our global consumer with a year-round product assortment featuring comfort, fun, casual styling, color and innovation. Our collections are designed to meet the needs of the family by focusing on their key wearing occasions. Our goal is to deliver world-class product assortments for the family with all of the comfort features and benefits Crocs is known for. We have been discontinuing non-core programs in order to focus on growing our core-molded heritage category while developing more compelling casual footwear platforms. Our products are divided into three product offerings: Core, Casual Lifestyle and Active.

Core Products

  At the heart of our brand resides the Classic, our first and most iconic style for adults and kids that embodies our innovation in molding and design, delivers all-day comfort, and has established a new category in the footwear marketplace. The unique look and feel of the Classic can be experienced throughout our entire product line due to the design and application of our proprietary material Croslite. We have expanded our core molded product line, introduced in 2002, with the addition of dual density technology, warm lined styles, seasonal flips and slides. Licensed style partnerships from Disney, Marvel, Sanrio, Nickelodeon and Warner Bros., among others, provide popularity to our kids' core line along with our kids-only product innovations including lights, color-change materials and interactive elements.

  In addition, we have extended our licensing partnerships to brand partnerships artists such as Jon Burgerman, as well as stylist Patricia Field. Invigorating our core product assortment is a key focus for growth and we will expand our reach with new styling, 'built just for her' silhouettes and lots of great color and graphic treatments. New Citilane and Bump It programs merge "retro" sports styling with classic Crocs looks for a fresh and fun look for men, women, boys and girls. Our core molded products are available to all channels of distribution and span both stylish and active wearing occasions for the entire family.

  Casual Lifestyle Products

  Our Casual Lifestyle Category showcases collections designed for the family around casual and stylish wearing occasions with a relaxed and fun point of view. This category is primarily designed for our consumers shopping in footwear, specialty/independent retailers, department stores and our own direct-to-consumer channel.

  Active Products

  Our Active Category showcases collections designed with an active-casual point of view, catering to on-the-go families with busy lifestyles. These collections are primarily found in sport, footwear, specialty/independent retailers and our own direct-to-consumer channel.

Accessories

        In addition to our footwear brands, we own the Jibbitz brand, a unique accessory product-line with colorful snap-on charms specifically suited for Crocs shoes. We acquired Jibbitz in December 2006 and have expanded the product line to include a wide variety of charms in varying shapes and sizes, with designs such as flowers, sports gear, seasonal and holiday designs, animals, symbols, letters and rhinestones. Crocs licensing agreements also extend to Jibbitz, which allows Jibbitz to create designs bearing logos and emblems of Disney, Nickelodeon and Sanrio, among others. Jibbitz designs allow Crocs consumers to personalize their footwear to creatively express their individuality. Sales from Jibbitz designs made up 1.5%, 2.8% and 3.5% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Sales and Marketing

        Each season, we focus on presenting a compelling "brand story and experience" for our new product collections and our broader casual lifestyle assortment. Our marketing efforts center on multi-level story-telling across diverse wearing occasions and product silhouettes.

        As we are a global brand, our marketing model is based on global relevance while still allowing for regional flexibility in execution. At the regional or market level, campaigns are initiated using a mix of digital, social, and traditional media outlets that align with local marketplaces and target consumer dynamics. This strategy allows for relevant cross-channel input coordinated through our global brand objectives to drive an aligned global marketing and brand strategy.

        We have three primary sales channels: wholesale, retail and internet (discussed at a more detailed level below). Our marketing efforts are aimed toward driving business to both our wholesale partners and our company-operated retail and internet stores. Our marketing efforts in the wholesale and retail channels are focused on visual product merchandising with alignment on key stories, activation materials and creative materials. Retail stores provide a unique opportunity to engage with customers in a three-dimensional manner. Strong emphasis is placed on making the store experience a meaningful and memorable showcase of our larger assortment of casual lifestyle footwear and key new product launches. Our marketing, merchandising, and visual merchandising departments work closely together to ensure the store environment and merchandise are aligned to support key seasonal product offerings while promoting the larger product lines and iconic product collections.

Wholesale Channel

        During the years ended December 31, 2014, 2013 and 2012, approximately 55.7%, 56.5% and 57.5% of net revenues, respectively, were derived from sales through the wholesale channel which consists of sales to distributors and third-party retailers. Wholesale customers include national and regional retail chains, department stores, sporting goods stores, independent footwear retailers and family footwear retailers, such as Academy, Rack Room Shoes, Famous Footwear, Kohl's, DSW, Shoe Carnival, Dick's Sporting Goods, Nordstrom, Xebio and Murasaki Sports, as well as on-line retailers such as Amazon and Zappos. No single customer accounted for 10% or more of our revenues for any of the years ended December 31, 2014, 2013 and 2012.

        We use third-party distributors in select markets where we believe such arrangements are preferable to direct sales. These third-party distributors purchase products pursuant to a price list and are granted the right to resell the products in a defined territory, usually a country or group of countries. Our typical distribution agreements have terms of one to four years, are generally terminable upon 30 days prior notice and have minimum sales requirements. Many of our agreements allow us to accept returns from wholesale customers at our discretion for defective products, quality issues and shipment errors on an exception basis or, for certain wholesale customers, and to extend pricing discounts in lieu of defective product returns. We also may accept returns from our wholesale customers, on an exception basis, for the purpose of stock re-balancing to ensure that our products are merchandised in the proper assortments. Additionally, we may provide markdown allowances to key wholesale customers to facilitate in-channel product markdowns where sell-through is less than anticipated.

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

Retail Channel

  •
  During the years ended December 31, 2014, 2013 and 2012, approximately 35.5%, 35.0% and 33.4%, respectively, of our net revenues were derived from sales through our retail channel. We operate our retail channel through three integrated platforms: full-service retail locations, outlet locations, and kiosk/store-in-store locations. Our three types of store platforms enable us to organically promote the breadth of our product in high-traffic, highly visible locations. Our strategy for expanding our global retail business is to increase our market share in a disciplined manner, by selectively opening additional stores in new and existing markets, as well as increasing sales in existing stores, to support our long-term strategic growth objective to further build Crocs into the leading casual lifestyle footwear brand in the world. We will continue to moderate the pace of our retail expansion in 2015 with a focus on outlet and kiosk locations and consolidating and enhancing the profitability of existing locations. We halted the expansion of our retail channel and have begun to focus on the long-term profitability of current locations. We opened 70 company-operated stores during the year ended December 31, 2014, half of which were outlet or low investment kiosk/store-in-store locations, and closed 104 company-operated stores, 20 of which were identified in the initial restructuring plan. As store growth will vary in new and existing markets due to many factors, including maturity of the market and brand recognition, we periodically evaluate the fixed assets and leasehold improvements related to our retail locations for impairment.

  •
  Full Retail Locations

    Our company-operated retail locations allow us to effectively showcase the full extent of our new and existing products to customers at retail pricing. In addition, our full retail locations enable us to interact with our customers on a personal level in order to guarantee a satisfying shopping experience as well as to obtain key retail metrics to better fulfill customer demands. On average, the optimal space for our retail locations is between approximately 1,500 and 1,800 square feet, depending on the geographical vicinity of the property, and typically located in high-traffic shopping malls or districts. During the year ended December 31, 2014, we closed 56 stores and opened 40 new stores, including a three-story flagship location with approximately 4,500 square feet of selling space in a 13,600 square foot building located on 34th Street in New York. As of December 31, 2014, 2013, and 2012, we operated 311, 327 and 287 global full retail stores, respectively.

  •
  Outlet Locations

    Our company-operated outlet locations allow us to sell discontinued and overstock merchandise directly to consumers at discounted prices. We additionally sell full priced products in certain of our outlet stores. Outlet locations follow a similar size model as our full retail stores; however, they are generally located within outlet shopping locations. During the year ended December 31,

    2014, we closed 18 locations and opened 22 new locations. As of December 31, 2014, 2013 and 2012, we operated 174, 170 and 129 global outlet stores, respectively.

  •
  Kiosk / Store-in-Store Locations

    Our company-operated kiosks and store-in-store locations allow us to market specific product lines with the further flexibility to tailor products to consumer preferences in shopping malls and other high foot traffic areas. With bright and colorful displays, efficient use of retail space, and limited initial capital investment, we believe that kiosks can be an effective outlet for marketing our products. As part of our overall retail strategy, we continue to close certain kiosks/store-in-store locations, as we believe our full retail and outlet locations allow us to better merchandise the full extent and depth of our product line. During the year ended December 31, 2014, we closed 30 locations and opened eight new locations. As of December 31, 2014, 2013 and 2012, we operated 100, 122 and 121 global kiosks and store-in-stores, respectively.

        The following table illustrates the net growth in 2014 with respect to the number of our company-operated retail locations by reportable operating segment and country:

Company-operated retail locations:	December 31, 2013	Opened	Closed	December 31, 2014
Americas
U.S.	186	16	(17)	185
Canada	13	—	—	13
Brazil	8	—	(4)	4
Puerto Rico	7	—	—	7
Argentina	2	—	(1)	1

Total Americas	216	16	(22)	210

Asia Pacific
Korea	76	10	(3)	83
Taiwan	58	5	(58)	5
China	38	8	(3)	43
Hong Kong	21	6	(4)	23
Singapore	15	3		18
Australia	11	3	(1)	13
United Arab Emirates (UAE)	9	2	(1)	10
South Africa	8	1	—	9

Total Asia Pacific	236	38	(70)	204

Japan	49	6	(1)	54

Europe
Russia	36	6	(3)	39
Germany	20	1	(1)	20
Great Britain	17	—	(2)	15
France	14	2	(2)	14
Netherlands	9	—	(2)	7
Finland	7	—	(1)	6
Spain	6	—	—	6
Belgium	3	—	—	3
Italy	2	1	—	3
Sweden	2	—	—	2
Ireland	1	—	—	1
Portugal	1	—	—	1

Total Europe	118	10	(11)	117

Total company-operated retail locations	619	70	(104)	585

Internet Channel

        As of December 31, 2014, we offered our products through 12 company-operated internet webstores worldwide. During the years ended December 31, 2014, 2013 and 2012, approximately 8.8%, 8.5% and 9.1%, respectively, of our net revenues were derived from sales through our internet channel. Our internet presence enables us to have increased access to our customers and provides us with an opportunity to educate them about our products and brand. During the year ended December 31, 2014, we decreased our global company-operated e-commerce sites to 12 in order to focus our internet strategy in our principal geographical locations. We continue to expand our web-based marketing efforts to increase consumer awareness of our full product range and have begun expanding the implementation of locally executed internet web stores at the regional level.

Business Segments and Geographic Information

        For 2014 and 2013, we had four reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, Japan and Europe. We also have an "Other businesses" category which aggregates insignificant operating segments that do not meet the reportable segment threshold and represents manufacturing operations located in Mexico, Italy and Asia. The composition of our reportable operating segments is consistent with that used by our Chief Operating Decision Maker ("CODM") to evaluate performance and allocate resources. See additional discussion of our segments including results of operations and assets by segment in Note 16 in the accompanying notes to the consolidated financial statements.

Americas

        The Americas segment consists of revenues and expenses related primarily to product sales in the North and South America geographic regions. Regional wholesale channel customers consist of a broad range of family footwear, sporting goods and department stores as well as specialty retailers and distributors. The regional retail channel sells directly to the consumer through 210 company-operated store locations as well as through webstores. During the years ended December 31, 2014, 2013 and 2012, revenues from the Americas segment constituted approximately 40.9%, 41.9% and 44.1% of our consolidated revenues, respectively. Specifically, revenues from the United States constituted approximately 36.3%, 33.7% and 35.3% of our consolidated revenues, respectively, for the years ended December 31, 2014, 2013 and 2012.

Asia Pacific

        The Asia Pacific segment consists of revenues and expenses related primarily to product sales throughout Asia (excluding Japan), Australia, New Zealand, the Middle East and South Africa. The Asia Pacific wholesale channel consists of sales to a broad range of retailers similar to the wholesale channel we have established in the Americas segment. We also sell products directly to the consumer through 204 company-operated stores as well as through our webstores. During the years ended December 31, 2014, 2013 and 2012, revenues from the Asia segment constituted 29.3%, 28.7% and 26.1% of our consolidated revenues, respectively.

Japan

        The Japan segment consists of revenues and expenses related to product sales in Japan. The Japan wholesale channel consists of sales to a broad range of retailers similar to the wholesale channel we have established in the Americas segment. The regional retail channel sells directly to the consumer through 54 company-operated store locations as well as through webstores. During the years ended December 31, 2014, 2013 and 2012, revenues from the Japan segment constituted approximately 10.3%, 11.3% and 14.7% of our consolidated revenues, respectively.

Europe

        The Europe segment consists of revenues and expenses related primarily to product sales throughout Europe and Russia. The Europe segment wholesale channel customers consist of a broad range of retailers, similar to the wholesale channel we have established in the Americas segment. We also sell our products directly to the consumer through 117 company-operated stores as well as through our webstores. During the years ended December 31, 2014, 2013 and 2012, revenues from the Europe segment constituted 19.5%, 18.1% and 15.1% of our consolidated revenues, respectively.

Distribution and Logistics

        On an ongoing basis, we look to enhance our distribution and logistics network so as to further streamline our supply chain, increase our speed to market and lower operating costs. During the year ended December 31, 2014, we stored our raw material and finished goods inventories in company-operated warehouse and distribution facilities located in the United States, Mexico, the Netherlands, Japan, Finland, South Africa, Russia and Italy. We also utilize distribution centers which are operated by third parties located in the United States, China, Japan, Hong Kong, Australia, Korea, Singapore, India, Taiwan, the United Arab Emirates, Russia, Brazil, Argentina, Chile, Puerto Rico and Italy. Throughout 2014, we continued to engage in efforts to consolidate our global warehouse and distribution facilities to maintain a lean cost structure. As of December 31, 2014, our company-operated warehouse and distribution facilities provided us with approximately 1.0 million square feet and our third-party operated distribution facilities provided us with approximately 0.4 million square feet. We also ship a portion of our products directly to our customers from our internal and third-party manufacturers. We are actively pursuing initiatives aimed at shipping more of our product directly to our customers in an effort to lower future cost of sales.

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

        Croslite material is produced by compounding elastomer resins, that we or one of our third-party processors purchase from major chemical manufacturers, together with certain other production inputs such as color dyes. At this time, we have identified multiple suppliers that produce the elastomer resins used in the Croslite material. We may, however, in the future identify and utilize materials produced by other suppliers as an alternative to the elastomer resins we currently use in the production of our proprietary material. All of the other raw materials that we use to produce the Croslite products are readily available for purchase from multiple suppliers.

        Since our inception, we have substantially increased the number of footwear products that we offer. Many of our new products are constructed using leather, textile fabrics or other non-Croslite materials. We, or our third-party manufacturers, obtain these materials from a number of third-party sources and we believe these materials are broadly available. We also outsource the compounding of the Croslite material and continue to purchase a portion of our compounded raw materials from a third party in Europe.

Design and Development

        We continue to dedicate significant resources to product design and development as we develop footwear styles based on opportunities we identify in the marketplace. Our design and development process is highly collaborative, as members of the regional design teams, including our EXO Italia ("EXO") location, which specializes in EVA (Ethylene Vinyl Acetate) based finish products for the footwear industry, frequently meet with sales and marketing staff, production and supply managers and certain of our retail customers to further refine our products to meet the particular needs of our target market. We continually strive to improve our development function so we can bring products to market quickly and reduce costs while maintaining product quality. We spent $16.7 million, $15.4 million and $12.0 million in research, design and development activities for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        In the years ended December 31, 2014, 2013 and 2012, we manufactured approximately 13.9%, 15.1% and 21.1%, respectively, of our footwear products internally. We sourced the remaining footwear production from multiple third-party manufacturers primarily in China, Vietnam, Eastern Europe and South America. During the years ended December 31, 2014, 2013 and 2012, our largest third-party manufacturer in China produced approximately 27.5%, 28.0% and 31.7%, respectively, of our footwear unit volume. We do not have written supply agreements with our primary third-party manufacturers in Asia.

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

        In the U.S., our patents are generally in effect for up to 20 years from the date of the filing of the patent application. Our trademarks registered within and outside of the U.S. are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. We believe our trademarks are crucial to the successful marketing and sale of our products. We will continue to strategically register, both domestically and internationally, the trademarks and copyrights we utilize today and those we develop in the future. We will also continue to aggressively police our patents, trademarks and copyrights and pursue those who infringe upon them, both domestically and internationally, as we deem necessary.

        We consider the formulations of the materials covered by our trademark Croslite and used to produce our shoes to be a valuable trade secret. Croslite material is manufactured through a process that combines a number of components in various proportions to achieve the properties for which our products are known. We use multiple suppliers to source these components but protect the formula by using exclusive supply agreements for key components, confidentiality agreements with our third-party processors and by requiring our employees to execute confidentiality agreements concerning the protection of our confidential information. Other than our third-party processors, we are unaware of any third party using our formula in the production of shoes. We believe the comfort and utility of our products depend on the properties achieved from the compounding of Croslite material and constitute a key competitive advantage for us, and we intend to continue to vigorously protect this trade secret.

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

Backlog

        We receive a significant portion of orders from our wholesale customers and distributors that remain unfilled as of any date and, at that point, represent orders scheduled to be shipped at a future date. We refer to these unfilled orders as backlog, which can be canceled by our customers at any time prior to shipment. Backlog only relates to wholesale and distributor orders for the next season and current season fill-in orders and excludes potential sales in our retail and internet channels. Backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of product shipments. Further, the mix of future and immediate delivery orders can vary significantly period over period. Backlog also is affected by the timing of customers' orders and product availability. Due to these factors and our recent system conversion and business model changes around the globe, we believe that backlog is an imprecise indicator of future revenues that may be achieved in a fiscal period and cannot be relied upon.

Foreign Currency Fluctuations on Revenues and Operating Income (Loss)

        As a global company, we have significant revenues, costs, assets, liabilities and intercompany balances denominated in currencies other than the U.S. Dollar. Accordingly, any amounts recorded in foreign currencies are translated into U.S. Dollars for consolidated financial reporting and are impacted by foreign currency fluctuations. While we enter into foreign currency exchange forward contracts as economic cash flow hedges to reduce our exposure to changes in exchange rates, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and our forward contracts may not prove effective in reducing our exposures.

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

Employees

        As of December 31, 2014, we had approximately 4,900 full-time, part-time and seasonal employees, of which approximately 3,000 were engaged in retail-related functions. Less than 1% of our employees were represented by a union.

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

ITEM 1A.    Risk Factors

        Described below are certain risks that our management believes are applicable to our business and the industry in which we operate. These risks have the potential to materially adversely affect our business, results of operations, cash flows, financial condition, liquidity or access to sources of financing. The risks included here are not exhaustive and there may be additional risks that are not presently material or known. You should carefully consider each of the following risks described below in conjunction with all other information presented in this report. Since we operate in a very competitive and rapidly changing environment, new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business.

Uncertainty about current and future global economic conditions may adversely affect consumer spending and the financial health of our customers and others with whom we do business which may adversely affect our financial condition, results of operations and cash resources.

        Uncertainty about current and future global economic conditions may cause consumers and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and in specific markets, that may adversely affect the demand for our products including recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors. For example, in 2014, we experienced difficulty in our Asia Pacific segment primarily due to decreased performance in our China business which resulted in delayed payments of receivables. In 2014 and 2013, we also experienced volatility in sales in our Japan segment due to the continued adverse macroeconomic conditions in that country. In addition, in 2013, our Americas segment experienced volatility in sales due to adverse macroeconomic conditions and overall weakness in consumer confidence. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, the following factors could have a material adverse effect on our business, operating results, cash flows and financial condition:

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

  •
  If our wholesale customers experience diminished liquidity, we may experience a reduction in product orders, an increase in customer order cancellations and/or the need to extend customer payment terms which could lead to higher accounts receivable balances, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense.

  •
  If our manufacturers or other parties in our supply chain experience diminished liquidity, they may not meet their obligations to us, and we may experience the inability to meet customer product demands in a timely manner.

Foreign currency fluctuations could have a material adverse effect on our results of operations and financial condition.

        As a global company, we have significant revenues, costs, assets, liabilities and intercompany balances denominated in currencies other than the U.S. Dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. Dollars. Our ability to sell our products in foreign markets and the U.S. Dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. A decrease in the value of foreign currencies relative to the U.S. Dollar could result in lower revenues, product price pressures and increased losses from currency exchange rates. Price increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability as most of our purchases from third-party suppliers are denominated in U.S. Dollars. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance.

        In addition to the operational effects of foreign currency fluctuations, any amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting are affected by foreign currency fluctuations. For example, in general, only approximately 35% of our revenues are generated in the U.S. Dollar, compared to approximately 70% of our expense structure that is incurred in the U.S. Dollar, which can negatively impact gross margins. Additionally in 2014, we experienced a decrease of $8.6 million in revenue in our Japan segment related to foreign currency translation losses as a result of decreases in the value of the Japanese Yen compared to the U.S. Dollar.

        While we enter into foreign currency exchange forward contracts as economic cash flow hedges to reduce our exposure to changes in exchange rates, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and our forward contracts may not prove effective in reducing our exposures.

We face significant competition.

        The footwear industry is highly competitive. Continued growth in the market for casual footwear has encouraged the entry of new competitors into the marketplace and has increased competition from established companies. Our competitors include most major athletic and non-athletic footwear companies, branded apparel companies and retailers with their own private label footwear products. A number of our competitors have significantly greater financial resources than us, more comprehensive product lines, a broader market presence, longer standing relationships with wholesalers, a longer operating history, greater distribution capabilities, stronger brand recognition and spend substantially more than we do on product marketing. Our competitors' greater financial resources and capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry and general economic conditions, compete more effectively on the basis of price and production and more quickly develop new products. Additionally, some of our competitors are offering products that are substantially similar, in design and materials, to Crocs branded footwear. In addition, access to offshore manufacturing is also making it easier for new companies to enter the markets in which we compete. If we fail to compete successfully in the future, our sales and profits may decline, we may lose market share, our financial condition may deteriorate and the market price of our common stock is likely to fall.

Our business relies significantly on the use of information technology, and any material disruption to operational technology or failure to protect the integrity and security of customer and employee information could harm our reputation and/or our ability to effectively operate our business.

        We rely heavily on the use of information technology systems and networks in our operations and supporting departments such as marketing, accounting, finance, and human resources. The future success and growth of our business depend on streamlined processes made available through information systems, global communications, internet activity and other network processes. Despite our current security measures, our systems, and those of our third-party service providers, may be vulnerable to information security breaches, acts of vandalism, computer viruses and interruption or loss of valuable business data. Any disruption to these systems or networks could result in product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of retail and internet sales, significant costs for data restoration and other adverse impacts on our business and reputation.

        Over the last several years, we have implemented numerous information systems designed to support various areas of our business, including warehouse management, order management, retail point-of-sale and internet point-of-sale as well as various interfaces between these systems and supporting back office systems. In addition, we are currently in the process of implementing a customized and fully-integrated global accounting, operations and finance enterprise resource planning system, or ERP system, which is expected to launch in early 2015. Delays or issues in introducing the new ERP system to our current operations, failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant additional capital investments, including to remediate problems, and may have an adverse effect on our results of operations and financial condition.

        We routinely possess sensitive customer and employee information. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network may result in the loss of valuable business data, misappropriation of our consumers' or employees' personal information, or a disruption of our business. Despite our existing security procedures and controls, if our network was compromised, it could give rise to unwanted media attention, materially damage our customer relationships, harm our business, reputation, results of operations, cash flows and financial condition, result in fines or lawsuits, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud.

We may be unable to successfully execute our long-term growth strategy, maintain or grow our current revenue and profit levels or accurately forecast geographic demand and supply for our products.

        Our ability to maintain our revenue and profit levels or to grow in the future depends on, among other things, the continued success of our efforts to maintain our brand image, our ability to bring compelling and profit enhancing footwear offerings to market, and our ability to expand within our current distribution channels and increase sales of our products into new locations internationally. Successfully executing our long-term growth and profitability strategy will depend on many factors, including:

  •
  the global strengthening of the Crocs brand into a leading casual lifestyle footwear provider;

  •
  our ability to focus on relevant product innovation and profitable new growth platforms while maintaining demand for our current offerings;

  •
  our ability to effectively manage our retail stores (including closures of existing stores) while meeting operational and financial targets at the retail store level;

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

  •
  our ability to successfully execute our current restructuring plans and changes in strategy;

  •
  our ability to consolidate our network to leverage resources and simplify our fulfillment process; and

  •
  executing a multi-channel advertising and marketing campaign to effectively communicate our message directly to our consumers and employees.

        If we are unable to successfully implement any of the above mentioned strategies and many other factors mentioned throughout this section, our business may fail to grow, our brand may suffer and our results of operations and cash flows may be adversely impacted.

There can be no assurance that the strategic plans we have begun to implement will be successful.

        In July 2014, we announced strategic plans for long-term improvement and growth of our business, which is comprised of four key initiatives: (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure including reducing duplicative and excess overhead which will also enhance the decision making process, and (4) closing or converting approximately 75 to 100 retail locations around the world. The initial charges for the strategic plan were incurred in the first quarter of 2014 and are expected to continue through 2015. During 2014, we closed 20 retail locations which were identified in the initial restructuring plan, and closed 84 other retail locations, offset by 70 new retail locations opened. Such plans may take more time or more expenditures to execute than initially envisioned; specifically there may be delays in identifying and closing under-performing retail locations due to lease termination negotiations, etc. In addition, in December 2014, we announced the appointment of our new Chief Executive Officer effective January 28, 2015, which could change or delay our plans. We also have an evolving retail strategy to increase the profitability of our business.

        While these strategic plans, along with other steps to be taken by our new Chief Executive Officer, are intended to improve and grow our business, there can be no assurance that this will be the case, or that additional steps or material accounting charges will not be required. If additional steps are required, there can be no assurance that they will be properly implemented or will be successful. The implementation of our new strategy may take a significant amount of time and resources to implement, and may not impact our financial condition, results of operations and cash flows in the short term, or at all.

We conduct significant business activity outside the U.S. which exposes us to risks of international commerce.

        A significant portion of our revenues is from foreign sales. Our ability to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations as well as the difficulties associated with promoting products in unfamiliar cultures. In addition to foreign manufacturing, we operate retail stores and sell our products to retailers outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks, including tariffs, anti-dumping fines, import and export controls, and other non-tariff barriers such as quotas and local content rules; delays associated with the manufacture, transportation and delivery of products; increased transportation costs due to distance, energy prices, or other factors; delays in the transportation and delivery of goods due to increased security concerns; restrictions on the transfer of funds; restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information; changes in governmental policies and regulations; political unrest, changes in law, terrorism, or war, any of which can interrupt commerce; potential violations of U.S. and foreign anti-corruption and anti-bribery laws by our employees, business partners or agents, despite our policies and procedures relating to compliance with these laws; expropriation and nationalization; difficulties in managing foreign operations effectively and efficiently from the U.S.; difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions; longer accounts receivable patterns and difficulties in collecting foreign accounts receivables; difficulties in enforcing contractual and intellectual property rights; and increased accounting and internal control expenses. In addition, we are subject to customs laws and regulations with respect to our export and import activity which are complex and vary within legal jurisdictions in which we operate. We cannot assure that there will be no control failure around customs enforcement despite the precautions we take. We are currently subject to audits by various customs authorities including the U.S. and Mexico. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our financial position and results of operations.

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

Opening and operating additional retail locations, which require substantial financial commitments and fixed costs, are subject to numerous risks, and declines in revenue of such retail locations could adversely affect our profitability.

        Although we have halted the expansion of our retail sales channel during 2014, we intend to continue to open outlet or low-investment kiosk/store-in-store locations. Our ability to open new locations successfully depends on our ability to identify suitable store locations, negotiate acceptable lease terms, hire, train and retain store personnel and satisfy the fashion preferences in new geographic areas. Many of our retail locations are located in shopping malls where we depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. We cannot control the success of individual malls and an increase in store closures by other retailers may lead to mall vacancies and reduced foot traffic. Reduced customer traffic could reduce sales of existing retail stores or hinder our ability to open retail stores in new markets, which could negatively affect our operating results and cash flows. In addition, some of our retail stores and kiosks occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from an economic slowdown, political, social or military events or otherwise, is likely to adversely affect sales in our existing stores and kiosks, particularly those with street locations.

        Opening retail stores globally involves substantial investment, including the construction of leasehold improvements, furniture and fixtures, equipment, information systems, inventory and personnel. Operating global retail stores incurs fixed costs; if we have insufficient sales, we may be unable to reduce such fixed costs and avoid losses or negative cash flows.

We may be required to record impairments of long-lived assets relating to our retail operations.

        The testing of our retail stores' long-lived assets for impairment requires us to make significant estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the high fixed cost structure associated with our retail operations, negative cash flows or the closure of a store could result in write downs of inventory, impairment of leasehold improvements, impairment losses on other long-lived assets, severance costs, significant lease termination costs or the loss of working capital, which could adversely impact our financial position, results of operations or cash flows. For example, during 2014, we recorded impairments relating to retail stores of $8.8 million, and these impairment charges may increase as we evaluate our retail operations. The recording of additional impairments in the future may have a material adverse impact on our financial results.

We depend on key personnel across the globe, the loss of whom would harm our business.

        We rely on executives and senior management to drive the financial and operational performance of our business. Turnover of executives and senior management can adversely impact our stock price, our results of operations and our client relationships and may make recruiting for future management positions more difficult or may require us to offer more generous executive compensation packages to attract top executives. Changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. In recent years, we have experienced management turnover. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. In addition, we must successfully integrate any newly hired management personnel within our organization in order to achieve our operating objectives. In late 2013, our President and CEO, John McCarvel, announced his resignation from the Company effective in April 2014. In May 2014, Andrew Rees was appointed as President of the Company and interim CEO with principal responsibilities for the Crocs brand, and effective in January 2015, Gregg Ribatt was appointed as our Chief Executive Officer. The key initiatives directed by these executives may take time to implement and yield positive results, if at all. If our new executives do not perform up to expectations, we may experience declines in our financial performance and/or delays in our long-term growth strategy.

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

        Third-party manufacturers located in China and Vietnam produced the majority of our footwear products in 2014. We depend on the ability of these manufacturers to finance the production of goods ordered, maintain adequate manufacturing capacity and meet our quality standards. We compete with other companies for the production capacity of our third-party manufacturers, and we do not exert direct control over the manufacturers' operations. As such, we have experienced at times, delays or inabilities to fulfill customer demand and orders, particularly in China. We cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines or meet our quality standards.

        In addition, we do not have supply contracts with these third-party manufacturers and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third-party manufacturers. Foreign manufacturing is subject to additional risks, including transportation delays and interruptions, work stoppages, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, changes in governmental policies and the imposition of tariffs, import and export controls and other non-tariff barriers. We may not be able to offset any interruption or decrease in supply of our products by increasing production in our internal manufacturing facilities due to capacity constraints, and we may not be able to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, more expensive transportation methods, such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in transportation costs. Increases in the price of petroleum products can adversely affect our profit margins.

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

        We produce a portion of our footwear products at our internal manufacturing facilities in Mexico and Italy. Ownership of these facilities adds fixed costs to our cost structure which are not as easily scalable as variable costs. In addition, the manufacture of our products from the Croslite material requires the use of a complex process and we may experience difficulty in producing footwear that meets our high quality control standards. We will be required to absorb the costs of manufacturing and disposing of products that do not meet our quality standards. Any increases in our manufacturing costs could adversely impact our profit margins. Furthermore, our manufacturing capabilities are subject to many of the same risks and challenges faced by our third-party manufacturers, including our ability to scale our production capabilities to meet the needs of our customers. Our manufacturing may also be disrupted for reasons beyond our control, including work stoppages, fires, earthquakes, floods or other natural disasters. Any disruption to our manufacturing operations will hinder our ability to deliver products to our customers in a timely manner and could have a material and adverse effect on our business, results of operations and cash flows.

Our third-party manufacturing operations must comply with labor, trade and other laws; failure to do so may adversely affect us.

        We require our third-party manufacturers to meet our quality control standards and footwear industry standards for working conditions and other matters, including compliance with applicable labor, environmental and other laws; however, we do not control our third-party manufacturers or their respective labor practices. A failure by any of our third-party manufacturers to adhere to quality standards or labor, environmental and other laws could cause us to incur additional costs for our products, generate negative publicity, damage our reputation and the value of our brand and discourage customers from buying our products. We also require our third-party manufacturers to meet certain product safety standards. A failure by any of our third-party manufacturers to adhere to such product safety standards could lead to a product recall which could result in critical media coverage and harm our business and reputation and could cause us to incur additional costs.

        In addition, if we or our third-party manufacturers violate U.S. or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of our import privileges. Possible violations of U.S. or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results. We cannot predict whether additional U.S. or foreign customs quotas, duties, taxes or other changes or restrictions will be imposed upon the importation of foreign produced products in the future or what effect such actions could have on our business, financial condition or results of operations.

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

        Our financial success is related to the willingness of our current and prospective wholesale customers to carry our products. We do not have long term contracts with any of our wholesale customers. Sales to our wholesale customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our customers' orders in a timely manner, the sales of our products and our relationships with those customers may suffer. Alternatively, if our customers experience diminished liquidity or other financial issues, we may experience a reduction in product orders, an increase in customer order cancellations and/or the need to extend customer payment terms which could lead to higher accounts receivable balances, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense. Specifically, we recorded a reserve for doubtful accounts of approximately $11.5 million in our Asia Pacific segment for the year ended December 31, 2014 primarily as a result of delayed payments from our partner stores in China and Southeast Asia. Additional problems with our wholesale customers, including continued payment delays in the Asia Pacific segment or other segments from regional wholesale partners may have a material adverse effect on our product sales, financial condition, results of operations and our ability to grow our product line.

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

        From time to time, we are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. We are currently involved in several, potentially adverse legal proceedings. For a detailed discussion of our current legal proceedings, see Item 3. Legal Proceedings in

Part I of this Form 10-K. An unfavorable outcome in any of these proceedings or any future legal proceedings could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management's attention from our operations and result in substantial legal fees. In the past, securities class action litigation has been brought against us. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

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

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion and we could face significant adverse impact if our assumptions are incorrect and/or face significant cost to defend our practices from international and U.S. tax authorities. We are regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. Please refer to Item 3. Legal Proceedings in Part I of this Form 10-K as well as Note 15—Commitments and Contingencies in the accompanying notes to the consolidated financial statements for additional details regarding current tax audits. Although we believe our tax estimates are reasonable and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits. The adverse resolution of any audits or litigation could have an adverse effect on our financial position and results of operations.

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

        The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights, and holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum of the stated value of $1,000 per share. These regular cash dividends on our Series A Preferred Stock are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. If we fail to make timely dividend payments, the dividend rate will increase to 8% per annum until such time as all accrued but unpaid dividends have been paid in full. In addition, the holders of our Series A Preferred Stock have certain redemption rights, including upon certain change in control events involving us, which, if exercised, could require us to repurchase all of the outstanding shares of Series A Preferred Stock at 100% or more of the stated value of the shares, plus all accrued but unpaid dividends. Our obligations to pay regular dividends to the holders of our Series A Preferred Stock or any required repurchase of the outstanding shares of Series A Preferred Stock could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

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

        On January 27, 2014, we issued 200,000 shares of Series A Preferred Stock to Blackstone and certain of its permitted transferees (collectively, the "Blackstone Purchasers") pursuant to an Investment Agreement between us and Blackstone, dated December 28, 2013 (as amended, the "Investment Agreement"). The Blackstone Purchasers currently own all of the outstanding shares of Series A Preferred Stock, and based on the number of shares of our common stock outstanding as of December 31, 2014, the Blackstone Purchasers collectively own Series A Preferred Stock convertible into approximately 14.9% of our common stock. As holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock as a single class on all matters submitted to a vote of our common stock holders, the issuance of the Series A Preferred Stock to the Blackstone Purchasers has effectively reduced the relative voting power of the holders of our common stock.

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

        As of December 31, 2014, the shares of Series A Preferred Stock owned by the Blackstone Purchasers represent approximately 14.9% of the voting rights of our common stock, on an as-converted basis, so the Blackstone Purchasers will have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. In addition, the Certificate of Designations of the Series A Preferred Stock grants certain consent rights to the holders of Series A Preferred Stock in respect of certain actions by the Company, including the issuance of pari passu or senior equity securities of the Company, certain amendments to our certificate of incorporation or bylaws, any increase in the size of our Board of Directors (the "Board") above eight members, the payment of certain distributions to our stockholders, and the incurrence or refinancing of a certain level of indebtedness. The Blackstone Purchasers may have interests that diverge from, or even conflict with, those of our other stockholders. For example, Blackstone and its affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. Blackstone and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

        In addition, the Investment Agreement grants Blackstone certain rights to designate directors to serve on our Board. For so long as Blackstone and its permitted transferees (i) beneficially own at least 95% of the Series A Preferred Stock or the as-converted common stock purchased pursuant to the Investment Agreement or (ii) maintain beneficial ownership of at least 12.5% of our outstanding common stock (the "Two-Director Threshold"), Blackstone will have the right to designate for nomination two directors to our Board. For so long as Blackstone and its permitted transferees beneficially own shares of Series A Preferred Stock or the as-converted common stock purchased pursuant to the Investment Agreement that represent less than the Two-Director Threshold but more than 25% of the number of shares of the as-converted common stock purchased pursuant to the Investment Agreement, Blackstone will have the right to designate for nomination one director to our Board. The directors designated by Blackstone are entitled to serve on Board committees, subject to applicable law and stock exchange rules, and one of such directors, Gregg Ribatt, has been recently appointed to be our new Chief Executive Officer.

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

Location	Reportable Operating Segment(s) that Use this Property	Use	Approximate Square Feet
Leon, Mexico	Americas, Asia Pacific, Japan, Europe	Manufacturing/warehouse/offices	421,000
Ontario, California	Americas	Warehouse	399,000
Rotterdam, the Netherlands	Europe	Warehouse	174,000
Niwot, Colorado	Americas	Corporate headquarters and regional offices	160,000
Narita, Japan(1)	Asia Pacific, Japan	Warehouse	156,000
Padova, Italy	Americas, Asia Pacific, Japan, Europe	Manufacturing/warehouse/offices	45,000
Hoopddorf, the Netherlands	Europe	Regional offices	31,000
Shenzen, China	Asia Pacific	Regional offices	28,000
Gordon's Bay, South Africa	Asia Pacific	Warehouse/offices	28,000
Singapore	Asia Pacific	Regional offices	23,000
Shanghai, China	Asia Pacific	Regional offices	19,000
Boston, Massachusetts	Americas	Global Commercial Center	16,000
Tokyo, Japan	Japan	Regional offices	13,000

(1)
The warehouse facilities in this location are fully or partially subleased.

        In addition to the principal properties listed above, we maintain small branch sales offices in the United States, Canada, South America, Taiwan, Hong Kong, Australia, Korea, China, the United Arab Emirates, India and Europe. We also lease more than 580 retail, outlet and kiosk/store in store locations worldwide. See Item 1 of this Form 10-K for further discussion regarding global company-operated stores.

ITEM 3.    Legal Proceedings

        We and certain current and former officers and directors were named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purported to state claims under Sections 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the "Class Period"). The amended complaint also added our independent auditor as a defendant. The amended complaint alleged that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common stock was artificially inflated. The amended complaint also claimed that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint sought compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also sought attorneys' fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit. We and those current and former officers and directors named as defendants entered into a Stipulation of Settlement with the plaintiffs to resolve all claims asserted against us by the plaintiffs on behalf of the putative class. Our independent auditor was not a party to the Stipulation of Settlement. The Stipulation of Settlement received preliminary approval from the District Court on August 28, 2013. On September 18, 2014, the District Court entered an order of final approval of the settlement and, on September 19, 2014, the District Court entered final judgment dismissing the action against us and those current and former officers and directors named as defendants in its entirety with prejudice. The full settlement amount has been paid by our insurers. Since no notice of appeal was filed during the appeal period, this action is now terminated as to Crocs and its affiliated individuals. Crocs considers this matter closed.

        We are currently subject to an audit by U.S. Customs & Border Protection ("CBP") in respect of the period from 2006 to 2010. In October 2013, CBP issued the final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review and recommends collection of the duties due. We responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection. Additionally, on December 12, 2014, we made an offer to settle CBP's potential claims and tendered $3.5 million. At this time, it is not possible to determine how long it will take CBP to evaluate our offer or to predict whether our offer will be accepted. Likewise, if a settlement cannot be reached, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

        Mexico's Federal Tax Authority ("SAT") has audited the company's records regarding imports and exports during the period from January 2006 to July 2011. There were two phases to the audit, the first for capital equipment and finished goods and the second for raw materials. The first phase was completed and no major discrepancies were noted by the SAT. On January 9, 2013, Crocs received a notice for the second phase in which the SAT issued a tax assessment (taxes and penalties) of roughly 280.0 million pesos (approximately $22.0 million) based on the value of all of Crocs' imported raw materials during the audit period. We believe that the proposed penalty amount is unfounded and without merit. With the help of local counsel we filed an appeal by the deadline of March 15, 2013. We have argued that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT. In connection with the appeal, the SAT required us to post an appeal surety bond in the amount of roughly 321.0 million pesos (approximately $26.0 million), which amount reflects estimated additional penalties and interest if we are not successful on our appeal. This amount will be adjusted on an annual basis. On November 27, 2014, the Superior Chamber of the Federal Tax Court ruled in favor of Crocs and annulled the tax assessment and the corresponding penalty. Crocs anticipates that the SAT will appeal this ruling. It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

        Crocs is currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010-2014. On January 13, 2015 Crocs was notified about the issuance of assessments totaling roughly $5.25 million for the period January 2010 through May 2011. Crocs has disputed these assessments and asserted defenses to the claims. On February 25, 2015 Crocs received additional assessments totaling roughly $11.54 million related to the remainder of the audit period. Crocs is in the process of reviewing these assessments, however, it expects to contest and file defenses to these claims as well. It is not possible at this time to predict the outcome of this matter.

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

Fiscal Year 2014 Three Months Ended	High	Low
March 31, 2014	$16.88	$14.41
June 30, 2014	$15.78	$14.15
September 30, 2014	$16.83	$12.25
December 31, 2014	$13.47	$11.33

Fiscal Year 2013 Three Months Ended	High	Low
March 31, 2013	$16.36	$14.13
June 30, 2013	$17.95	$14.19
September 30, 2013	$17.62	$12.65
December 31, 2013	$16.27	$11.96

Performance Graph

        The following performance graph illustrates a five-year comparison of cumulative total return of our common stock, the NASDAQ Composite Index and the Dow Jones U.S. Footwear Index from December 31, 2009 through December 31, 2014. The graph assumes an investment of $100 on December 31, 2009 and assumes the reinvestment of all dividends and other distributions.

 Comparison of Cumulative Total Return on Investment

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Crocs, Inc.	$100.00	$297.74	$256.87	$250.26	$276.87	$217.22
Dow Jones US Footwear Index	100.00	130.93	145.60	152.57	234.13	272.40
Nasdaq Composite Index	100.00	116.91	114.81	133.07	184.06	208.71

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

Holders

        The approximate number of stockholders of record of our common stock was 90 as of January 30, 2015.

Dividends

        We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our financing arrangements contain certain restrictions on our ability to pay cash dividends on our common stock. In addition, the Certificate of Designations governing the Series A Convertible Preferred Stock that we issued in January 2014 restricts us from declaring and paying certain dividends on our common stock if we fail to pay all accumulated and unpaid regular dividends and/or declared and unpaid participating dividends to which the preferred holders are entitled. Any future determination to declare cash dividends on our common stock will be made at the discretion of our Board of Directors (the "Board"), subject to compliance with covenants under any then-existing financing agreements and the terms of the Certificate of Designations.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan Programs (in thousands)
October 1, 2014 - October 31, 2014	669,988	$11.99	669,988	$249,710
November 1, 2014 - November 30, 2014	2,324,788	12.36	2,324,788	220,972
December 1, 2014 - December 31, 2014	1,501,411	12.58	1,501,411	202,089

Total	4,496,187	$12.38	4,496,187	$202,089

(1)
On December 26, 2013, the board of directors approved the repurchase of up to $350.0 million of our common stock, which was announced on December 30, 2013. This authorization replaced our previous stock repurchase authorizations. During the three months ended December 31, 2014, we repurchased approximately 4.5 million shares at a weighted-average price of $12.38 for an aggregate price of approximately $55.7 million excluding related commission charges, under our publicly-announced repurchase plan. During the year ended December 31, 2014, we repurchased approximately 10.6 million shares at a weighted-average price of $13.75 for an aggregate price of approximately $145.6 million excluding related commission charges, under our publicly-announced repurchase plan. As of December 31, 2014, approximately $202.1 million of shares remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice.

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

	Financial History
($ thousands, except share and per share data)	2014	2013	2012	2011	2010
Year Ended December 31,
Revenues	$1,198,223	$1,192,680	$1,123,301	$1,000,903	$789,695
Cost of sales	603,893	569,482	515,324	464,493	364,631
Restructuring charges	3,985	—	—	—	1,300
Gross profit	590,345	623,198	607,977	536,410	423,764
Gross margin %	49.3%	52.3%	54.1%	53.6%	53.7%
Selling, general and administrative expenses	565,712	549,154	460,393	404,803	342,961
Selling, general and administrative expenses as a % of revenues	47.2%	46.0%	41.0%	40.4%	43.4%
Restructuring charges	20,532	—	—	—	2,539
Asset impairment charges	8,827	10,949	1,410	528	141
Income (loss) from operations	(4,726)	63,095	146,174	131,079	78,123
Income (loss) before income taxes	(8,549)	59,959	145,548	136,690	80,792
Income tax (benefit) expense	(3,623)	49,539	14,205	23,902	13,066
Net income (loss)	(4,926)	10,420	131,343	112,788	67,726
Dividends on Series A convertible preferred shares	11,301	—	—	—	—
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	2,735	—	—	—	—
Net income (loss) attributable to common stockholders	$(18,962)	$10,420	$131,343	$112,788	$67,726
Income (loss) per common share:
Basic	$(0.22)	$0.12	$1.46	$1.27	$0.78
Diluted	$(0.22)	$0.12	$1.44	$1.24	$0.76
Weighted average common shares:
Basic	85,140,181	87,988,798	89,571,105	88,317,898	85,482,055
Diluted	85,140,181	89,089,473	90,588,416	89,981,382	87,595,618
Cash (used in) provided by operating activities	$(11,651)	$83,464	$128,356	$142,376	$104,274
Cash used in investing activities	$(57,992)	$(69,758)	$(65,943)	$(41,664)	$(42,078)
Cash provided by (used in) financing activities	$23,431	$(1,161)	$(16,625)	$8,917	$5,245

	Financial History
($ thousands)	2014	2013	2012	2011	2010
As of December 31,
Cash and cash equivalents	$267,512	$317,144	$294,348	$257,587	$145,583
Inventories	$171,012	$162,341	$164,804	$129,627	$121,155
Working capital	$441,523	$453,149	$455,177	$370,040	$243,252
Total assets	$806,931	$875,159	$829,638	$695,453	$549,481
Long term obligations	$27,849	$63,487	$54,300	$48,370	$35,613
Total stockholders' equity	$452,518	$624,744	$617,400	$491,780	$376,106

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

        We are a designer, developer, manufacturer, worldwide marketer and distributor of casual lifestyle footwear, apparel and accessories for men, women and children. We strive to be the global leader in the sale of molded footwear featuring fun, comfort, color and functionality. Our products include footwear and accessories that utilize our proprietary closed cell-resin, called Croslite. The use of this unique material enables us to produce innovative, lightweight, non-marking, and odor-resistant footwear. We currently sell our products in more than 90 countries through domestic and international retailers and distributors and directly to end-user consumers through our company-operated retail stores, outlets, webstores and kiosks.

        Since the initial introduction and popularity of the Beach and Crocs Classic designs, we have expanded our Croslite products to include a variety of new styles and products and have further extended our product reach through the acquisition of brand platforms. Going forward, we intend to focus our footwear product lines on our core molded footwear heritage, as well as develop new innovative casual lifestyle footwear collections. We intend to streamline our product portfolio, eliminate non-core product development and explore strategic alternatives for non-core programs such as our golf line and our Ocean Minded brand, as well as our apparel and accessories business.

        The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including family footwear stores, department stores, sporting goods and traditional footwear retailers as well as a variety of specialty and independent retail channels and the internet. We intend to drive cohesive global brand positioning from region-to-region and year-to-year to create a more clear and consistent product portfolio and message, resulting in a more powerful consumer connections to the brand. This strategy will be accomplished through developing powerful product stories supported with effective and consistent global marketing campaigns. Finally, we intend to increase our working market spend, which we define as funds that put marketing messages in front of consumers.

        As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our revenues. Likewise, we expect that our subsidiaries with functional currencies other than the U.S. Dollar will continue to represent a substantial portion of our overall gross margin and related expenses. Accordingly, changes in foreign currency exchange rates could materially affect revenues and costs or the comparability of revenues and costs from period to period as a result of the impact of foreign currency translation adjustments into our reporting currency.

Use of Non-GAAP Financial Measures

        In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we present current period "adjusted selling, general and administrative expenses", which is a non-GAAP financial measure, within this Management's Discussion and Analysis. Adjusted results exclude the impact of items that management believes affect the comparability or underlying business trends in our consolidated financial statements in the periods presented.

        We also present certain information related to our current period results of operations in this Item 7 through "constant currency", which is a non-GAAP financial measure and should be viewed as a supplement to our results of operations and presentation of reportable segments under U.S. GAAP. Constant currency represents current period results that have been restated using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

        Management uses adjusted results to assist in comparing business trends from period to period on a consistent basis without regard to the impact of non-GAAP adjustments in communications with the Board, stockholders, analysts and investors concerning our financial performance. We believe that these non-GAAP measures are used by, and are useful to, investors and other users of our financial statements in evaluating operating performance by providing better comparability between reporting periods because they provide an additional tool to evaluate our performance without regard to non-GAAP adjustments that may not be indicative of overall business trends. We believe they also provide a better baseline for analyzing trends in our operations. We do not suggest that investors should consider these non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Please refer to our 'Results of Operations' within this section for a reconciliation of adjusted selling, general and administrative expenses to GAAP selling, general and administrative expenses.

Recent Events

        Gregg Ribatt was appointed the Company's Chief Executive Officer, effective January 28, 2015. In connection with his appointment as Chief Executive Officer, he will also serve as the Company's principal executive officer, succeeding the Company's acting principal executive officer, Andrew Rees. Mr. Rees will continue in his role as President of the Company.

2014 Financial Highlights

        During the year ended December 31, 2014, we experienced relatively flat revenue growth of 0.5%. Unfavorable exchange rates driven by a stronger U.S. Dollar reduced revenue by $15.6 million on a constant-currency basis. We experienced a $7.8 million, or 1.9%, increase in retail channel revenues despite net store closures of 34 worldwide since December 31, 2013, but an overall decrease of 3.7% in comparable store sales compared to prior year. Additionally, sales from the internet channel increased 3.9% in 2014 compared to 2013. This was offset by a 0.9% aggregate decline in wholesale sales during 2014.

        Specifically, we experienced strong revenue results in our Europe wholesale channel and retail channels and our Asia Pacific retail and internet channels. We experienced lower than expected growth in our Asia Pacific segment primarily due to decreased performance in our China business as a result of increased distributor inventory levels and lower replenishment orders. On a constant-currency basis, our Japan segment experienced lower revenues of $2.8 million and an operating loss of $9.4 million as a result of continuing macroeconomic turmoil related to the lingering decline of the Japanese Yen.

        The following are significant developments in our businesses during the year ended December 31, 2014:

  •
  Revenues increased $5.5 million, or 0.5%, to $1.2 billion compared to the same period in 2013. Revenue growth was predominately driven by a 2.5% increase in global footwear unit sales partially offset by a 1.7% decrease in global average footwear unit selling price which was primarily a result of foreign currency translation adjustments and liquidation of discontinued products.

  •
  Gross profit decreased $32.9 million, or 5.3%, to $590.3 million and gross margin percentage decreased 298 basis points to 49.3% compared to 2013. The decline in gross margin percentage is primarily driven by the evolution of our product assortment and foreign currency translation adjustments, as only approximately 35% of our revenues were earned in the U.S. Dollar, compared to approximately 80% of costs of sales that were incurred in the U.S. Dollar. In addition, we experienced unit sales volume difficulty in our Americas market, lower than expected unit sales in our China market leading to decreased gross margins as average margins in China are typically higher than the global average, increased shipping costs globally and a

    $11.5 million write-down and/or disposals of obsolete inventory, $4.0 million of which was reported in 'Restructuring charges' in cost of sales related to the elimination of our golf product line.

  •
  Selling, general and administrative expenses increased $16.6 million, or 3.0%, to $565.7 million compared to the same period in 2013. Selling, general and administrative expenses increased predominately due to an increase of $10.2 million in bad debt expense associated with delayed payments from distributors in China and Southeast Asia. In addition, we experienced an increase of $24.8 million in expenses that we believe to be non-indicative of our underlying business trends including reorganizational charges as a result of transition activities, additional operating expenses related to our ERP implementation and charges related to litigation settlements.

  •
  We incurred $24.5 million in restructuring charges as a result of our strategic plans for long-term improvement and growth of the business. These charges included severance costs related to executive management and employees, retail store closure costs and a write-down of obsolete inventory related to an exited business lines.

  •
  We incurred $8.8 million in retail asset impairment charges related to certain underperforming retail locations in our Americas, Europe and Asia Pacific segments that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores' assets over their remaining economic life.

  •
  Net income (loss) attributable to common stockholders decreased $29.4 million, or 282.0%, to a net loss of $19.0 million compared to net income of $10.4 million for 2013. Net loss per share was $0.22 during the year ended December 31, 2014 compared to net income per share of $0.12 during the year ended December 31, 2013. These decreases are primarily the result of certain special charges such as restructuring and asset impairment charges as well as dividends declared on our Series A Preferred Stock and dividend equivalents as a result of the investment from Blackstone Capital Partners VI L.P. ("Blackstone"), which contributed a decrease of $14.0 million in net income attributable to common stockholders.

  •
  We slowed the expansion of our retail channel and have begun to focus on the long-term profitability of current locations. We opened 70 company-operated stores during the year ended December 31, 2014, half of which were outlet or low investment kiosk/store-in-store locations, and closed 104 company-operated stores, 20 of which were identified in the initial restructuring plan.

  •
  We continue to fund the implementation of our customized and fully integrated operations, accounting, and finance ERP system. During 2014, we successfully launched the ERP in Australia, New Zealand and Japan, and in early 2015, we continued the implementation globally. We believe the introduction of the new ERP system to our current environment will allow for seamless and high-quality data across the Company. As of December 31, 2014, total costs to date related to the ERP implementation were $88.3 million, of which $70.7 million has been capitalized and $17.6 million has been expensed. As of December 31, 2014, we had $11.6 million in outstanding borrowings related to the ERP system under a Master Installment Payment Agreement ("Master IPA") with PNC Equipment Finance, LLC ("PNC Equipment").

  •
  We repurchased approximately 10.6 million shares at an average price of $13.75 per share for a total value of $145.6 million, excluding related commission charges.

Future Outlook

        During 2014, we announced strategic plans for long-term improvement and growth of the business. These plans comprised four key initiatives including: (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure including reducing duplicative and excess overhead which will also enhance the decision making process, and (4) closing or converting approximately 75 to 100 Crocs branded retail stores around the world. During 2014, we executed several initiatives to accomplish our strategic plans, such as a reduction in workforce and the closure of 104 stores (20 of which were identified in the initial restructuring plan) and will continue to execute our strategy during 2015.

        First, we intend to focus on our core molded footwear heritage, as well as develop innovative new casual lifestyle footwear platforms. We intend to streamline the product portfolio, eliminate non-core product development and will explore strategic alternatives for the non-core products and brands. We expect more centralized product line control will also result in a reduction of the SKU proliferation that has occurred over the past few years, a more simplified and efficient supply chain and a reduction in overall product line costs and inventory levels.

        Further, we intend to drive cohesive global brand positioning from region-to-region and year-to-year to create a clearer and consistent product portfolio and message, resulting in a more powerful consumer connection to the brand. We intend to accomplish this strategy through developing powerful product stories supported with effective consistent and clear marketing. Finally, during 2015 we intend to increase our working market spend, which we define as funds that put marketing messages in front of consumers.

        We have been discontinuing non-core programs in order to focus on growing our core-molded heritage categories while developing more compelling casual footwear platforms. We have discontinued our Crocs Golf products as well as gear and apparel, and closed Ocean Minded as an independent brand. We are currently focusing on products and product stories for Fall/Holiday 2015.

        Second, we are refining our business model around the world, prioritizing direct investment in larger-scale geographies to focus our resources on the biggest opportunities, moving away from direct investment in the retail and wholesale businesses in smaller markets and transferring significant commercial responsibilities to distributors and third-party agents. These re-alignments are already underway in Brazil, Taiwan and other markets around the globe. Further, we intend to expand engagement with leading wholesale accounts in select markets to drive sales growth, optimize product placement and enhance brand reputation.

        Third, we have reorganized key business functions to improve efficiency and have eliminated approximately185 global positions of which the majority occurred on July 21, 2014, reducing structural complexity, size and cost. In addition, we opened our Global Commercial Center in the Boston area in late 2014, housing key merchandising, marketing and retail executives. The Boston location was selected in order to attract experienced senior footwear and business development management talent. The Global Commercial Center in Boston will join the Product Creation and Global Shared Services Center in Niwot, Colorado, the cornerstone of support for Crocs' global business. We intend to strengthen our Regional Commercial Centers in the Netherlands, Singapore and Japan with responsibility for managing Crocs' global business.

        We have made multiple organizational changes including the appointment of Andrew Rees as President of the Company and interim CEO during 2014, and the subsequent appointment of Gregg Ribatt as Chief Executive Officer effective in early 2015, the hiring of Michelle Poole, as Senior Vice President of Global Product Creation and Merchandising, and Bob Munroe, as the new General Manager of our Americas segment. Additionally, we hired David Thomson as SVP, General Manager of Asia/Africa and Middle East, commencing May 1, 2015. We are excited to enrich our team as we focus on the future and potential growth opportunities of the Crocs brand.

        Fourth, we plan to rationalize under-performing business units, in order to re-align cost structure and place greater focus on assets and operations with higher profit potential. During the year ended December 31, 2014, we closed 104 company-operated stores (20 of which were identified in the initial restructuring plan). We plan to continue to close approximately 65 stores during 2015. The impact of these closures and conversions is expected to reduce annual revenue by approximately $8 million, with an insignificant impact on future operating income during 2015.

        Overall, we undertook a comprehensive strategic review of the business and its operations globally, and identified four key areas of opportunity in the business: products, geographies, organization and channels. These plans prioritize earnings growth and our focus on becoming the leading brand in casual lifestyle footwear.

Results of Operations

Comparison of the Years Ended December 31, 2014 to 2013

	Year Ended December 31,
($ thousands, except per share data and average footwear selling price)	2014	2013	$	%
Revenues	$1,198,223	$1,192,680	$5,543	0.5%
Cost of sales	603,893	569,482	34,411	6.0
Restructuring charges	3,985	—	3,985	*

Gross profit	590,345	623,198	(32,853)	(5.3)
Selling, general and administrative expenses	565,712	549,154	16,558	3.0
Restructuring charges	20,532	—	20,532	*
Asset impairment charges	8,827	10,949	(2,122)	(19.4)

Income (loss) from operations	(4,726)	63,095	(67,821)	(107.5)
Foreign currency transaction losses, net	4,885	4,678	207	4.4
Interest income	(1,664)	(2,432)	768	(31.6)
Interest expense	806	1,016	(210)	(20.7)
Other income, net	(204)	(126)	(78)	61.9

Income (loss) before income taxes	(8,549)	59,959	(68,508)	(114.3)
Income tax expense (benefit)	(3,623)	49,539	(53,162)	(107.3)

Net income (loss)	$(4,926)	$10,420	$(15,346)	(147.3)%

Dividends on Series A convertible preferred shares	11,301	—	11,301	*
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	2,735	—	2,735	*

Net income (loss) attributable to common stockholders	$(18,962)	$10,420	$(29,382)	(282.0)%

Net income (loss) per common share:
Basic	$(0.22)	$0.12	$(0.34)	(283.3)%

Diluted	$(0.22)	$0.12	$(0.34)	(283.3)%

Gross margin	49.3%	52.3%	(298)bps	(5.7)%
Operating margin	(0.4)%	5.3%	(568)bps	(107.5)%
Footwear unit sales	55,700	54,326	1,374	2.5%
Average footwear selling price	$20.92	$21.27	$(0.35)	(1.7)%

        Revenues.    During the year ended December 31, 2014, revenues remained relatively flat, increasing $5.5 million, or 0.5%, compared to 2013 primarily due to an increase of 1.4 million, or 2.5%, in global footwear unit sales primarily driven by improved year-over-year performance in our wholesale and internet channels. This increase was partially offset by a decrease of $0.35 per unit, or 1.7%, in average footwear selling price.

        For the year ended December 31, 2014, revenues from our wholesale channel decreased $6.2 million, or 0.9%, compared to 2013, which was primarily driven by lower unit sales in our Americas and Japan segments, decreased performance in our China business as a result of increased distributor inventory levels and lower replenishment orders and lower average selling price in Europe and Japan. These decreases were partially offset by a 19.2% increase in unit sales in Europe primarily driven by product volume expansion through new wholesale doors and continued support from existing customers.

        For the year ended December 31, 2014, revenues from our retail channel increased $7.8 million, or 1.9%, compared to 2013, which was primarily driven by a 3.8% increase in footwear unit sales, primarily attributable to the Americas and Japan segments. This increase was partially offset by lower average selling prices in those segments. Additionally, we experienced an overall decrease of 3.7% in comparable store sales compared to the prior year. During the year ended December 31, 2014, we opened 70 and closed 104 company-operated stores. We plan to continue to moderate the pace of our retail expansion in 2015 with a focus on outlet and kiosk locations and consolidating and enhancing the profitability of existing locations.

        For the year ended December 31, 2014, revenues from our internet channel increased $3.9 million, or 3.9%, compared to 2013, which was primarily driven by increased internet sales in our Asia Pacific segment partially offset by a decrease in internet sales in our Europe segment and lower average selling prices in all segments except Europe. Our internet sales totaled approximately 8.8% and 8.5% of our consolidated net sales during the years ended December 31, 2014 and 2013, respectively. We continue to benefit from our online presence through webstores worldwide enabling us to have increased access to our customers in a low cost, attractive manner and providing us with an opportunity to educate them about our products and brand. During the year ended December 31, 2014, we decreased our global company-operated e-commerce sites 12 in order to focus our internet strategy in our principal geographical locations.

        The following table summarizes our total revenue by channel for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Change		Constant Currency Change(1)
($ thousands)	2014	2013	$	%	$	%
Channel revenues:
Wholesale:
Americas	$228,615	$239,104	$(10,489)	(4.4)%	$(7,286)	(3.0)%
Asia Pacific	210,924	212,761	(1,837)	(0.9)	(449)	(0.2)
Japan	79,686	90,426	(10,740)	(11.9)	(5,176)	(5.7)
Europe	147,561	131,215	16,346	12.5	16,189	12.3
Other businesses	794	254	540	212.6	533	209.8

Total Wholesale	667,580	673,760	(6,180)	(0.9)	3,811	0.6
Consumer-direct:
Retail:
Americas	206,053	202,925	3,128	1.5	4,552	2.2
Asia Pacific	123,597	120,020	3,577	3.0	2,768	2.3
Japan	35,867	36,566	(699)	(1.9)	1,745	4.8
Europe	60,309	58,507	1,802	3.1	3,240	5.5

Total Retail	425,826	418,018	7,808	1.9	12,305	2.9
Internet:
Americas	55,247	56,523	(1,276)	(2.3)	(960)	(1.7)
Asia Pacific	15,928	9,971	5,957	59.7	6,208	62.3
Japan	7,908	7,871	37	0.5	659	8.4
Europe	25,734	26,537	(803)	(3.0)	(868)	(3.3)

Total Internet	104,817	100,902	3,915	3.9	5,039	5.0

Total revenues:	$1,198,223	$1,192,680	$5,543	0.5%	$21,155	1.8%

(1)
Reflects year over year change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" above for more information.

        The table below illustrates the overall growth in the number of our company-operated retail locations by type of store and reportable operating segment as of December 31, 2014 and 2013:

Company-operated retail locations:	December 31, 2013	Opened	Closed	December 31, 2014
Type:
Kiosk/Store in Store	122	8	(30)	100
Retail Stores	327	40	(56)	311
Outlet Stores	170	22	(18)	174

Total	619	70	(104)	585
Operating segment:
Americas	216	16	(22)	210
Asia Pacific	236	38	(70)	204
Japan	49	6	(1)	54
Europe	118	10	(11)	117

Total	619	70	(104)	585

        The table below sets forth our comparable store sales by reportable operating segment for the year ended December 31, 2014 as compared to the same period in 2013:

Comparable store sales(1)	Constant Currency Year Ended December 31, 2014(2)	Constant Currency Year Ended December 31, 2013(2)
Americas	(4.4)%	(5.8)%
Asia Pacific	(4.6)	6.9
Japan	(4.8)	(15.0)
Europe	0.7	2.4

Global	(3.7)%	(2.7)%

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

(2)
Reflects quarter over quarter change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" above for more information.

        Impact on Revenues due to Foreign Exchange Rate Fluctuations.    Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency during the year ended December 31, 2014 decreased our revenues by $15.6 million compared to 2013.

        Gross profit.    During the year ended December 31, 2014, gross profit decreased $32.9 million, or 5.3%, compared to 2013, which was primarily attributable to a $34.4 million, or 6.0%, increase in cost of sales, excluding restructuring, partially offset by a 0.5% increase in revenue. Gross margin percentage decreased 298 basis points compared to the same period in 2013. The decline in gross margin percentage is primarily driven by an increase in obsolete inventory of $8.1 million for the year ended December 31, 2014 compared to 2013 primarily driven by inventory obsolescence in China, $4.0 million of costs related to restructuring and the evolution of our product assortment and is consistent with our product strategy. In addition, we experienced unit sales volume difficulty in our Americas market, lower than expected unit sales in our China market leading to decreased gross margins, as average margins in China are typically higher than the global average, and increased shipping costs globally.

        Impact on Gross Profit due to Foreign Exchange Rate Fluctuations.    Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the year ended December 31, 2014 decreased our gross profit by $9.2 million compared to 2013.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $16.6 million, or 3.0%, during the year ended December 31, 2014 compared to the same period in 2013. As a percentage of revenue, selling, general and administrative expenses increased 117 basis points to 47.2% from 46.0% during the year ended December 31, 2014 compared to 2013. This increase was predominately due to year over year increases of $16.7 million in professional fees and other outside services, $10.2 million increases in bad debt expense, primarily related to delayed payments from distributors in China and Southeast Asia, and an increase of $7.2 million related to rising rental rates and repairs and maintenance for retail locations. We have slowed the expansion of our retail channel in order to focus on the long-term profitability of existing locations and we have closed 104 company-operated locations between December 31, 2013 and December 31, 2014. These increases were partially offset by a decrease of approximately $5.4 million related to the reduction in headcount, $2.7 million related to travel reductions and other cost saving and mitigation initiatives.

        In addition to these fluctuations, we have identified certain selling, general and administrative expenses that affect the comparability or underlying business trends in our consolidated financial statements. The following table summarizes these expenses as well as details the additional drivers of the increase above by reconciling our GAAP selling, general and administrative expenses to non-GAAP selling, general and administrative expenses:

	Year Ended December 31,
Selling, general and administrative expenses reconciliation:	2014	2013
GAAP selling, general and administrative expenses	$565,712	$549,154
New ERP implementation(1)	(13,268)	(8,893)
Reorganization charges(2)	(8,872)	(466)
Legal settlement(3)	(2,646)	(5,714)
Brazil tax credits(4)	—	(6,094)

Non-GAAP selling, general and administrative expenses	$540,926	$527,987

(1)
This represents operating expenses related to the implementation of our new ERP system and the add-back of accelerated depreciation and amortization on tangible and intangible items related to our current ERP system and supporting platforms that will no longer be utilized once the implementation of a new ERP is complete.

(2)
This relates to bonuses, consulting fees and other expenses related to recent restructuring activities and our investment agreement with Blackstone.

(3)
This represents legal settlement expenses.

(4)
This represents a net expense related to the resolution of a statutory tax audit in Brazil.

        Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations.    Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the year ended December 31, 2014, negatively impacted, or increased, selling, general and administrative expenses by approximately $6.0 million compared to 2013.

        Restructuring Charges.    We recorded $24.5 million in restructuring charges during the year ended December 31, 2014. These restructuring charges arose primarily as a result of our strategic plans for long-term improvement and growth of the business. Restructuring charges for the year ended December 31, 2014 consisted of:

  •
  $12.5 million in severance costs, of which $3.7 million was related to the termination of executive management and $3.6 million was related to the reductions in workforce announced on July 21, 2014;

  •
  $7.8 million in other restructuring costs primarily related to the write-off of long-lived assets associated with the exiting of retail locations and obsolete inventory; and

  •
  $4.2 million in contract termination costs primarily related to the early termination of operating leases and sponsorship agreements.

        Asset Impairment Charges.    We recorded $8.8 million in asset impairment charges during the year ended December 31, 2014, a decrease of $2.1 million compared to 2013, related to certain underperforming retail locations in our Americas, Europe and Asia Pacific segments that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores' assets over their remaining economic life.

        Foreign Currency Transaction Losses.    The line item entitled foreign currency transaction losses, net is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the year ended December 31, 2014, losses on foreign currency transactions increased $0.2 million, or 4.4%, as compared to 2013.

        Income tax expense.    During the year ended December 31, 2014, we recognized a benefit from income tax of $3.6 million compared to an expense of $49.5 million in 2013. Our effective tax rate decreased primarily due to the release of certain unrecognized tax benefits as the result of settling the Company's audits with the Canada Revenue Agency and the Internal Revenue Service. Our effective tax rate for the year ended December 31, 2014 differs from the federal U.S. statutory rate primarily because of the release of certain unrecognized tax benefits as well as differences between income tax rates between U.S. and foreign jurisdictions.

Comparison of the Years Ended December 31, 2013 and 2012

	Year Ended December 31,		Change
($ thousands, except per share data and average footwear selling price)	2013	2012	$	%
Revenues	$1,192,680	$1,123,301	$69,379	6.2%
Cost of sales	569,482	515,324	54,158	10.5

Gross profit	623,198	607,977	15,221	2.5
Selling, general and administrative expenses	549,154	460,393	88,761	19.3
Asset impairment charges	10,949	1,410	9,539	676.5

Income from operations	63,095	146,174	(83,079)	(56.8)
Foreign currency transaction losses, net	4,678	2,500	2,178	87.1
Interest income	(2,432)	(1,697)	(735)	43.3
Interest expense	1,016	837	179	21.4
Other income, net	(126)	(1,014)	888	(87.6)

Income before income taxes	59,959	145,548	(85,589)	(58.8)
Income tax expense	49,539	14,205	35,334	248.7

Net income	$10,420	$131,343	$(120,923)	(92.1)%

Net income per common share:
Basic	$0.12	$1.46	$(1.34)	(91.9)%

Diluted	$0.12	$1.44	$(1.32)	(91.9)%

Gross margin	52.3%	54.1%	(180)bps	(3.3)%
Operating margin	5.3%	13.0%	(770)bps	(59.2)%
Footwear unit sales	54,326	49,947	4,379	8.8%
Average footwear selling price	$21.27	$21.55	$(0.28)	(1.3)%

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

(1)
Reflects year-over-year change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Non-GAAP Financial Measures" above for more information.

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

  (v)
  an increase of $7.1 million in non-retail marketing expenses, which was part of a company-wide initiative to increase advertising and agency services in order to help drive demand; and

  (vi)
  an increase of $5.0 million in operating expenses related to the implementation of our ERP system.

        As a percentage of revenue, selling, general and administrative expenses increased 12.2%, or 500 basis points, to 46.0% during the year ended December 31, 2013 compared to 2012 as we continued to increase our global retail presence, utilize state-of-the-art marketing techniques to expand our global brand and update our information technology for a streamlined business approach.

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

Presentation of Reportable Segments

        For 2014, 2013 and 2012, we had four reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, Japan and Europe. We also have an "Other businesses" category which aggregates insignificant operating segments that do not meet the reportable threshold and represent manufacturing operations located in Mexico, Italy and Asia. The composition of our reportable operating segments is consistent with that used by our Chief Operating Decision Maker ("CODM") to evaluate performance and allocate resources.

        During the first quarter of 2013, we adjusted our operating segment structure for internal reports reviewed by the CODM by presenting Japan separate from the Asia Pacific segment. This change was made due to the volatility of the Japanese yen and the macroeconomic environment within Japan as well as negative sales growth compared to the rest of the Asia Pacific segment, which resulted in the need for a regular review of the operating results of Japan by management and the CODM in order to better evaluate performance and allocate resources for the consolidated business. Results from operations for the year ended December 31, 2012 was restated for this change.

        Subsequent to December 31, 2014, we have determined that for fiscal 2015, our internal reports reviewed by the CODM will revert back to include Japan in the Asia Pacific segment. This change is to align reporting to our new strategic model and management structure, as Japan and Asia Pacific will be managed and analyzed as one operating segment by management and the CODM, to better allocate resources. Therefore, there will be three reportable operating segments for 2015.

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

Comparison of the Years Ended December 31, 2014 and 2013 by Segment

        The following table sets forth information related to our reportable operating business segments for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Change		Constant Currency Change(4)
($ thousands)	2014	2013	$	%	$	%
Revenues:
Americas	$489,915	$498,552	$(8,637)	(1.7)%	$(3,694)	(0.7)%
Asia Pacific	350,449	342,752	7,697	2.2	8,527	2.5
Japan	123,461	134,863	(11,402)	(8.5)	(2,772)	(2.1)
Europe	233,604	216,259	17,345	8.0	18,561	8.6

Total segment revenues	1,197,429	1,192,426	5,003	0.4	20,622	1.7
Other businesses	794	254	540	212.6	533	209.8

Total consolidated revenues	$1,198,223	$1,192,680	$5,543	0.5%	$21,155	1.8%

Operating income (loss):
Americas	$48,347	$61,894	$(13,547)	(21.9)%	$(13,944)	(22.5)%
Asia Pacific	47,753	80,693	(32,940)	(40.8)	(29,446)	(36.5)
Japan	27,382	37,560	(10,178)	(27.1)	(9,409)	(25.1)
Europe	24,517	16,192	8,325	51.4	7,021	43.4

Total segment operating income	147,999	196,339	(48,340)	(24.6)	(45,778)	(23.3)
Other businesses(1)	(19,400)	(20,811)	1,411	(6.8)	1,504	(7.2)
Intersegment eliminations	(1,498)	61	(1,559)	(2555.7)	(1,559)	(2,555.7)
Unallocated corporate and other(2)	(131,827)	(112,494)	(19,332)	17.2	(13,500)	12.0

Total consolidated operating income (loss)(3)	$(4,726)	$63,095	$(67,821)	(107.5)%	$(59,333)	(94.0)%

Foreign currency transaction losses, net	4,885	4,678	207	4.4
Interest income	(1,664)	(2,432)	768	(31.6)
Interest expense	806	1,016	(210)	(20.7)
Other income, net	(204)	(126)	(78)	61.9

Income before income taxes	$(8,549)	$59,959	$(68,508)	(114.3)%

(1)
During the year ended December 31, 2014, operating losses of Other businesses decreased $1.4 million compared to 2013, primarily due to a $1.5 million increase in gross margin offset by a $0.1 million increase in selling, general and administrative expenses.

(2)
Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and costs of the same nature of certain corporate holding companies. For the year ended December 31, 2014, Unallocated corporate and other operating losses increased $19.3 million compared to the same period in 2013, primarily due to $8.9 million restructuring charges related to the termination of certain employees and executives and a write-off of obsolete inventory related to an exited business line and an $8.1 million increase in selling, general and administrative expenses primarily related to the implementation of our ERP system and our investment agreement with Blackstone partially offset by cost savings in variable compensation.

(3)
Please refer to our Results of Operations to reconcile total consolidated operating income to net income as segment information does not have an effect on values below total consolidated operating income.

(4)
Reflects year over year change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" above for more information.

        Americas Operating Segment.    During the year ended December 31, 2014, revenues from our Americas segment decreased $8.6 million, or 1.7%, compared to 2013 primarily due to a 3.2% decrease in footwear units sold and a $4.9 million unfavorable impact from foreign currency fluctuations driven by weakening of the Brazilian Real against the U.S. Dollar. This decrease was partially offset by a 2.2% increase in average footwear unit selling price. During the year ended December 31, 2014, revenue declines for the region were realized primarily in the wholesale channel which decreased $10.5 million, or 4.4%, and in the internet channel which decreased $1.3 million, or 2.3%, compared to 2013. The decrease in wholesale channel revenue was predominately driven by a mix of lower than anticipated at-once orders as a result of accounts remaining lean on inventory in the first half of the year and a decline in activity in our Latin and South American markets partially offset by an increase in activity in the United States. The decrease in internet channel revenue was predominately driven by a decrease in average footwear selling price partially offset by an increase in footwear unit sales and increased conversion and traffic. Partially offsetting this decrease was a $3.1 million, or 1.5%, increase in retail channel revenues, which is primarily the result of higher unit sales. Comparable store sales decreased 4.4% due to the impact of foreign currency translation adjustments into our reporting currency.

        During the year ended December 31, 2014, segment operating income decreased $13.5 million, or 21.9%, compared to 2013 primarily related to:

  (i)
  a decrease in segment gross margins of $13.2 million, or 5.3%, primarily related to higher material costs and an increase of $1.2 million of inventory written off related to obsolete inventory including raw materials, footwear and other accessories;

  (ii)
  $4.3 million in restructuring charges related to the reorganization of our business in Brazil, severance costs in the United States and an inventory write-down related to an exited business line; and

  (iii)
  Partially offsetting these negative impacts to operating income was a decrease of $2.8 million, or 1.6%, in selling, general and administrative expenses as a result of lower marketing expenses partially offset by higher rent and maintenance fees.

        Asia Pacific Operating Segment.    During the year ended December 31, 2014, revenues from our Asia Pacific segment increased $7.7 million, or 2.2%, compared to 2013 primarily due to a 1.2% increase in footwear units sold and a 1.5% increase in average footwear selling price. This increase was partially offset by a $0.8 million unfavorable impact from foreign currency fluctuations. During the year ended December 31, 2014, we realized revenue growth of 59.7% in the region in the internet channels compared to 2013. Partially offsetting these increases was a decrease of $1.9 million, or 0.9%, in the wholesale channel revenues, primarily due to a decrease in third and fourth quarter performance in our China business as a result of increased distributor inventory levels and lower replenishment orders. Our direct-to-consumer channel revenues increased $3.6 million, or 3.0%, primarily due to increased traffic during the year and the addition of 38 company-operated stores since December 31, 2013 as we focus on high-traffic, outlet locations partially offset by a 4.6% decrease in comparable store sales. The closure of 70 underperforming company-operated stores and temporary locations since December 31, 2013 did not have an unfavorable impact on revenues.

        During the year ended December 31, 2014, segment operating income decreased $32.9 million, or 40.8%, compared to 2013 primarily related to:

  (i)
  an increase of $15.7 million, or 12.6%, in selling, general and administrative expenses due to an increase in reserves for doubtful accounts as a result of delayed payments from distributors in China and Southeast Asia and an increase in sales expenses, that was partially offset by a reduction of employee expenses related to the reduction of retail locations;

  (ii)
  a decrease in segment gross margins of $10.1 million, or 4.9%, primarily related to an increase of $4.0 million of inventory written off related to obsolete inventory including raw materials, footwear and other accessories;

  (iii)
  $6.8 million in restructuring charges related to severance and store closure costs;

  (iv)
  a $3.5 million unfavorable impact from foreign currency fluctuations primarily related to costs of sales; and

  (v)
  a $2.6 million increase in retail asset impairment charges related to the long-lived assets.

        Japan Operating Segment.    During the year ended December 31, 2014, revenues from our Japan segment decreased $11.4 million, or 8.5%, compared to 2013 primarily due to a 11.7% decrease in average footwear selling price and a $8.6 million unfavorable impact from foreign currency fluctuations that was partially offset by a 1.1% increase in footwear units sold. During the year ended December 31, 2014, we realized revenue declines primarily in the wholesale channel which decreased $10.7 million, or 11.9%, compared to 2013. This decrease was mainly due to a soft wholesale market and slow sell-through of inventory as a result of macroeconomic declines leading to lower average footwear selling prices. In addition, our direct-to-consumer channel revenues slightly decreased $0.7 million, or 1.9%, compared to 2013 primarily due to a 4.8% decrease in comparable stores sales which was partially offset by the addition of five retail locations (net of store closures) since December 31, 2013. During the year ended December 31, 2014, segment operating income decreased $10.2 million, or 27.1%, compared to the same period in 2013 primarily related to:

  (i)
  a decrease in segment gross margins of $11.7 million, or 15.6%, primarily related to higher material costs as a result of product costs being tied to the U.S. Dollar;

  (ii)
  a $0.8 million unfavorable impact from foreign currency fluctuations primarily related to revenue; and

  (iii)
  Partially offsetting these negative impacts to operating income was a decrease of $1.7 million, or 4.5%, in selling, general and administrative expenses.

        Europe Operating Segment.    During the year ended December 31, 2014, revenues from our Europe segment increased $17.3 million, or 8.0%, compared to 2013 primarily due to a 15.1% increase in footwear units sold, which was partially offset by a 8.8% decrease in average footwear unit selling price. This contrasting increase in average footwear units sold and decrease in average footwear unit selling price is primarily related to discounting on certain products during the first half of the year in our wholesale channel. In addition to sales metrics, our Europe segment realized a $1.2 million unfavorable impact from foreign currency fluctuations driven by the weakening of the Russian Ruble against the U.S. Dollar. During the year ended December 31, 2014, we realized revenue growth in the region in the wholesale and retail channels compared to 2013. Our wholesale channel revenue increased $16.3 million, or 12.5%, primarily due to the expansion in our number of wholesale doors and strong sales performance throughout the region. Our direct-to-consumer channel revenues increased $1.8 million, or 3.1%, primarily due to the 0.7% increase in comparable store sales and a 4.3% increase in the average footwear unit selling price. During the year ended December 31, 2014, segment operating income increased $8.3 million, or 51.4%, compared to 2013 primarily related to:

  (i)
  a decrease to asset impairments of $4.9 million;

  (ii)
  a decrease of 4.4 million, or 4.8%, in selling, general and administrative expenses;

  (iii)
  an increase in gross margin of $3.0 million, or 2.6%; and

  (iv)
  a $3.9 million restructuring charge related to severance and store closures, which partially offset the above increases.

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

(4)
Reflects year-over-year change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Non-GAAP Financial Measures" above for more information.

        Americas Operating Segment.    During the year ended December 31, 2013, revenues from our Americas segment increased $2.7 million, or 0.5%, compared to 2012 primarily due to a 5.0% increase in average footwear selling price. This increase was partially offset by a 2.6% decrease in footwear units sold and $3.8 million unfavorable impact from foreign currency fluctuations driven by weakening of the Brazilian Real against the U.S. Dollar. During the year ended December 31, 2013, revenue growth for the region was realized primarily in the retail channel which increased $6.2 million, or 3.2%, and in the wholesale channel which increased $3.1 million, or 1.3% compared to 2012. The increase in retail channel revenue is predominately driven by the disciplined expansion of our retail presence, which included the opening of 17 company-operated stores (net of closures) during the year. Despite the advancement of our retail presence in the Americas segment and increased retail channel revenues, we experienced a decrease in comparable store sales of 5.8% on a constant currency basis. This decrease was primarily the result of weakness in consumer confidence in the region as lingering effects of recessionary traffic and spending continue to impact retail markets. Despite the slight increase in wholesale channel revenues on a year-over-year basis, we faced challenges in the region due to lower than anticipated at-once sales as a result of wholesale accounts remaining lean on inventory. In addition, we were impacted by economic and market conditions in Latin America as our revenue was constrained due to import restrictions and lower market demand. These increases in retail and wholesale channel revenues during the year ended December 31, 2013 were partially offset by our internet channel which decreased $6.6 million, or 10.5%, compared to 2012. This decrease was attributable to decreased internet traffic and conversion rates throughout the year. During the year ended December 31, 2013, segment operating income decreased $23.6 million, or 27.6%, compared to 2012 driven predominately by:

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

Liquidity and Capital Resources

Cash Flows and Working Capital

        During the year ended December 31, 2014, cash and cash equivalents decreased $49.6 million, or 15.6%, to $267.5 million compared to $317.1 million at December 31, 2013. The primary driver of this decrease is the repurchase of $145.9 million of our common stock associated with Board authorized repurchases including related commission charges under our publicly-announced repurchase plan, strategic reinvestments into the business including $46.9 million in capital spend primarily related to our ERP system implementation, dividend payments of $11.3 million on our Series A Preferred Stock, of which $3.1 million was recorded as dividends payable and prepaid dividends as of December 31, 2014, and debt payments, including principal and interest, of $5.5 million related to long-term bank borrowings. Partially offsetting these decreases was the $182.2 million in net cash proceeds from our sale of our Series A Preferred Stock.

        Cash used by operations was $11.7 million for the year ended December 31, 2014 compared to cash provided by operations of $83.5 million for the year ended December 31, 2013. This decrease was primarily driven by the change in working capital accounts year over year which accounted for $66.4 million of our cash used by operating activities. During the year ended December 31, 2014, we paid $33.7 million in cash related to taxes that were accrued for as of December 31, 2013, which accounted for half of this change.

Working Capital

        As of December 31, 2014, accounts receivable decreased $3.2 million compared to December 31, 2013. During the year ended December 31, 2014, we recorded a reserve for doubtful accounts of $11.5 million in our Asia Pacific segment primarily as a result of delayed payments from our partner stores in China and Southeast Asia. Inventory increased $8.7 million primarily due to increased finished goods, offset by the write-off of obsolete inventory and a decrease in raw materials. As of December 31, 2014, other long-term assets decreased by approximately $27.7 million primarily due to the decrease in derivative instruments recorded on our balance sheet, as no such instruments were outstanding as of December 31, 2014.

        As of December 31, 2014, accounts payable decreased $14.5 million compared to December 31, 2013. As a result of the January 2015 implementation of our new ERP system, we accelerated payments of our outstanding payables in late 2014 to accommodate the transition. Accrued liabilities decreased $16.9 million compared to December 31, 2013 primarily due to lower accrued legal fees, customer deposits and sales taxes payable. These decreases were offset by the accrual of $3.1 million of dividends payable related to the Series A preferred stock.

        We anticipate our cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we have a revolving credit facility with a syndicate of lenders, including PNC Bank, National Association ("PNC") as lead lender, which currently provides us with up to $100.0 million in borrowing capacity and matures in December 2017 (see Revolving Credit Facility below). Additional future financing may be necessary and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Sale of Preferred Stock

        On December 28, 2013, we entered into, and on January 27, 2014, we closed on an investment agreement with Blackstone, whereby we sold them 200,000 shares of the Company's Series A Preferred Stock for $182.2 million of net proceeds. The Series A Preferred Stock has a par value $0.001 per share, with an aggregate stated value of $200.0 million, or $1,000 per share, and an aggregate purchase price of $198.0 million, or $990 per share.

        The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. Holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum as well as any dividends declared or paid on our common stock and are entitled to vote together with the holders of common stock on an as-converted basis. As of December 31, 2014, accrued dividends were $3.1 million, which were paid to Blackstone on January 2, 2015.

        The Series A Preferred Stock has several conversion features as well as redemption rights. The conversion rate is subject to customary anti-dilution and other adjustments subject to certain share caps and other restrictions. As of December 31, 2014, the Blackstone investment, on an as converted to common stock basis, represented approximately 14.9% of our outstanding common stock. We intend to continue to use the net proceeds, as well as excess cash, to fund the repurchase of our common stock pursuant to the $350.0 million stock repurchase authorization approved by the Board discussed further below. We believe this investment provides an opportunity to drive shareholder value and refine the strategic direction of the business.

Stock Repurchase Plan Authorizations

        We continue to evaluate options to maximize the returns on our cash and to maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock.

        On December 26, 2013, the Board approved the repurchase of up to $350.0 million of our common stock, subject to certain restrictions on repurchases under our revolving credit facility. This replaced all of our existing stock repurchase authorizations. The number, price, structure and timing of the repurchases will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify or terminate the repurchase program at any time without prior notice.

        During the year ended December 31, 2014, we repurchased approximately 10.6 million shares at an average price of $13.75 for an aggregate price of approximately $145.6 million excluding related commission charges, under a publicly-announced repurchase plan.

        As of December 31, 2014, subject to certain restrictions on repurchases under our revolving credit facility, we had $202.1 million of our common shares available for repurchase under the repurchase authorizations.

Revolving Credit Facility

        On September 25, 2009, we entered into a Revolving Credit and Security Agreement, as amended, with the lenders named therein and PNC Bank, National Association ("PNC"), as a lender and administrative agent for the lenders. On December 16, 2011, we entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), and on December 27, 2013, we entered into the Third Amendment to Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment, among other things, (i) allowed for the payment of dividends on the Series A Convertible Preferred Stock ("Series A Preferred Stock"), (ii) permitted the Company to have greater flexibility to repurchase its Common Stock, (iii) decreased the maximum leverage ratio from 3.50 to 1.00 to 3.25 to 1.00, and (iv) amended certain definitions of the financial covenants to become more favorable to the Company. See Note 14—Series A Preferred Stock for further details regarding the payment of dividends on the Series A Preferred Stock. On March 27, 2014, we entered into the Fourth Amendment to Amended and Restated Credit Agreement (the "Fourth Amendment"). The Fourth Amendment primarily (i) altered the minimum fixed charge coverage ratio from 1.25 to 1.00 to a scaled quarterly ratio of 1.15 to 1.00 in the first and second quarters of 2014, 1.20 to 1.00 in the third quarter of 2014, and (ii) amended certain definitions of the financial covenants to become more favorable to us.

        On September 26, 2014, we entered into the Fifth Amendment to Amended and Restated Credit Agreement (the "Fifth Amendment"), pursuant to which certain terms of the Credit Agreement were amended. The Fifth Amendment primarily (i) extended the minimum fixed charge coverage ratio of 1.15 to 1.00 through the second quarter of 2015 and will return to 1.25 to 1.00 for each quarter thereafter, and (ii) amended certain definitions of the financial covenants to become more favorable to us.

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

        As of December 31, 2014 and 2013, we had no outstanding borrowings under the Credit Agreement. As of December 31, 2014 and 2013, we had issued and outstanding letters of credit of $1.8 million and $7.2 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. During the years ended December 31, 2014, 2013 and 2012, we capitalized $0.1 million, $0.1 million and $0.5 million, respectively, in fees and third party costs which were incurred in connection with the Credit Agreement, as deferred financing costs. As of December 31, 2014, we were in compliance with all restrictive financial and other covenants under the Credit Agreement.

Long-term Bank Borrowings

        On December 10, 2012, we entered into a Master Installment Payment Agreement ("Master IPA") with PNC Bank National Association ("PNC") in which PNC will finance the Company's purchase of software and services, which may include but are not limited to third-party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. This agreement was entered into to finance the recent implementation of a new enterprise resource planning ("ERP") system which began in October 2012 and is estimated to continue through early 2015. The terms of the agreement consist of variable interest rates and payment terms based on amounts borrowed and timing of activity throughout the implementation of the ERP system.

        As of December 31, 2014 and 2013, we had $11.6 million and $16.8 million, respectively, of long-term debt outstanding under five separate notes payable, of which $5.3 million and $5.1 million, respectively, represent current installments. As of December 31, 2014, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for our use, all interest expense incurred under the arrangement has been capitalized to the consolidated balance sheets until the assets are ready for their intended use and will be amortized over the useful life of the software starting on that date. During the year ended December 31, 2014 and 2013, we capitalized $0.4 million and $0.3 million, respectively, in interest expense related to this debt arrangement to the consolidated balance sheets. Interest rates and payment terms are subject to changes as further financing occurs under the Master IPA.

Capital Assets

        During the year ended December 31, 2014, net capital assets acquired, inclusive of intangible assets, were $57.0 million compared to $68.8 million during the same period in 2013. The increase is primarily due to decreased capital spend in our retail channel as we begin to close or convert locations partially offset by a large increase in the capitalization of our ERP implementation costs.

        We have entered into various operating leases that require cash payments on a specified schedule. Over the next five years we are committed to make payments of approximately $241.6 million related to our operating leases. We plan to continue to enter into operating leases related to our retail stores; however, we plan to reduce our overall retail footprint in 2015. We also continuously evaluate cost reduction opportunities. Our evaluation of cost reduction opportunities includes assessments of sponsorship contracts, operating lease contracts and other contracts that require future minimum payments resulting in fixed operating costs. Any changes to these contracts may require early termination fees or other charges that could result in significant cash expenditures.

Repatriation of Cash

        As we are a global business, we have cash balances which are located in various countries and are denominated in various currencies. Fluctuations in foreign currency exchange rates impact our results of operations and cash positions. Future fluctuations in foreign currencies may have a material impact on our cash flows and capital resources. Cash balances held in foreign countries may have additional restrictions and covenants associated with them which could adversely impact our liquidity and our ability to timely access and transfer cash balances between entities.

        We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested; however, our Board has approved a foreign cash repatriation strategy. As part of this strategy, we repatriated approximately $106.0 million during the year ended December 31, 2014 for which income taxes have already been accrued or paid. Further cash repatriation will depend on future cash requirements in the U.S. We maintain approximately $65.8 million of foreign earnings for which tax has previously been provided, and which has not been repatriated at this time.

        Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of December 31, 2014, we held $247.6 million of our total $267.5 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $247.6 million, $10.8 million could potentially be restricted, as described above. If the remaining $236.8 million were to be immediately repatriated to the U.S., we would be required to incur approximately $39.0 million in taxes that were not previously provided for in our consolidated statement of operations.

Contractual Obligations

        In December 2011, we renewed and amended our supply agreement with Finproject S.p.A. (formerly known as Finproject s.r.l.), which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2016. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing was either based on contracted price or was subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.3 million as of December 31, 2014), through a letter of credit that was issued to Finproject S.p.A.

        During 2015, we currently estimate additional restructuring costs related to store closures and changes in organizational structure of approximately $5 million to $20 million, but can make no assurance that actual costs will not differ, as our restructuring plans are not yet complete.

        The following table summarizes aggregate information about our significant contractual cash obligations as of December 31, 2014:

	Payments due by period
($ thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations(1)	$356,693	$78,724	$99,133	$63,770	$115,066
Inventory purchase obligations with third-party manufacturers(2)	202,289	202,289	—	—	—
Dividends payable(3)	87,766	11,900	24,000	24,000	27,866
Other contracts(4)	37,176	13,620	21,494	2,062	—
Debt obligations(5)(9)	12,034	5,739	6,295	—	—
Minimum licensing royalties(6)	5,346	2,748	1,755	843	—
Estimated liability for uncertain tax positions(7)	813	—	813	—	—
Capital lease obligations(8)(9)	33	27	5	1	—

Total	$702,150	$315,047	$153,495	$90,676	$142,932

(1)
Our operating lease obligations consist of leases for retail stores, offices, warehouses, vehicles, and equipment expiring at various dates through 2033. This balance represents the minimum cash commitment under contract to various third parties for operating lease obligations including the effect of rent escalation clauses and deferred rent and minimum sublease rentals due in the future under non-cancelable subleases. This balance does not include certain contingent rent clauses that may require additional rental amounts based on sales volume, inventories, etc. as these amounts are not determinable for future periods.

(2)
Our inventory purchase obligations with third party manufacturers consist of open purchase orders for footwear products and include an immaterial amount of purchase commitments with certain third-party manufacturers for yet-to-be-received finished product where title passes to us upon receipt. All purchase obligations with third party manufacturers are expected to be paid within one year.

(3)
Dividends payable are associated with our Series A Preferred Stock at a rate of 6.0% of the stated value of the stock. The amounts represent expected dividend payments over the eight year redemption accretion period.

(4)
Other contracts consist of various agreements with third-party providers.

(5)
We have entered into an agreement with PNC to finance the purchase of software and services related to the implementation of our new ERP system, which began in October 2012 and is expected to continue into early 2015. Our current debt obligations consist of five separate notes issued under the agreement, which bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. We will continue to finance the ERP implementation on an as needed basis through this agreement. Interest rates and payment terms are subject to change as further financing occurs.

(6)
Our minimum licensing royalties consist of usage-based payments for the right to use various licenses, trademarks and copyrights in the production of our footwear, apparel and accessories. Royalty obligations are based on minimum guarantees under contract; however, may include additional royalty obligations based on sales volume that are not determinable for future periods.

(7)
Our estimated liability for uncertain tax positions are unrecognized tax benefits taken in our income tax return that would reduce our effective tax rate, if recognized. As of December 31, 2014, we had gross unrecognized tax benefits recorded in non-current liabilities of $8.4 million and an additional $0.8 million in gross interest and penalties. We released $4.9 million of interest due to settlements of prior year positions, lapse of statute of limitations and change in uncertainty. Of the $8.4 million, we expect approximately $0.8 million to be paid within less than a year. Of the remaining $7.6 million uncertain tax liabilities, we are unable to make a reasonable estimate of the timing of payments in individual years and therefore, such amounts are not included in the contractual obligation table above.

(8)
Our capital lease obligations consist of leases for office equipment expiring at various dates through 2016. This balance represents the minimum cash commitment under contract to various third-parties for capital lease obligations.

(9)
Amounts include anticipated interest payments.

Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of December 31, 2014.

Critical Accounting Policies and Estimates

General

        Our discussion and analysis of financial condition and results of operations, outside of discussions regarding constant currency and non-GAAP financial measures, is based on the consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion pertains to accounting policies management believes are most critical to the portrayal of our financial condition and results of operations as well as the accounting policies that management considers subjective.

        Reserves for Uncollectible Accounts Receivable.    We make ongoing estimates related to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. Our estimates are based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant non-recurring events and historical write-off experience. Specific provisions are recorded for individual receivables when we become aware of a customer's inability or unwillingness to meet its financial obligations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and we may experience changes in the amount of reserves we recognize for accounts receivable that we deem uncollectible. If the financial condition of some of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine that a smaller or larger reserve is appropriate, we would record a credit or a charge to selling, general and administrative expenses in the period in which we made such a determination.

        Sales Returns, Allowances and Discounts.    We record reductions to revenue for estimated customer returns, allowances and discounts. Our estimated sales returns and allowances are based on customer return history and actual outstanding returns yet to be received. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales. We may accept returns from our wholesale and distributor customers on an exception basis at the sole discretion of management for the purpose of stock re-balancing, to ensure that our products are merchandised in the proper assortments. Additionally, at the sole discretion of management, we may provide markdown allowances to key wholesale and distributor customers to facilitate the "in-channel" markdown of products where we have experienced less than anticipated sell-through. We also record reductions to revenue for estimated customer credits as a result of price mark-downs in certain markets. Fluctuations in our estimates for sales returns, allowances and discounts may be caused by many factors, including, but not limited to, fluctuations in our sales revenue and changes in demand for our products. Our judgment in determining these estimates is impacted by various factors including customer acceptance of our new styles, customer inventory levels, shipping delays or errors, known or suspected product defects, the seasonal nature of our products and macroeconomic factors affecting our customers. Because we cannot predict or control certain of these factors, the actual amounts of customer returns and allowances may differ from our estimates.

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

        Share-based Compensation.    We estimate the fair value of our stock option awards using a Black Scholes valuation model, the inputs of which require various assumptions including the expected volatility of our stock price and the expected life of the option. The expected volatility assumptions are derived using our historical stock price volatility and the historical volatilities of competitors whose shares are traded in the public markets. These assumptions reflect our best estimates, however; they involve inherent uncertainties based on market conditions generally outside of our control. If factors change and we use a different methodology for deriving the Black Scholes assumptions, our share- based compensation expense may differ materially in the future from that recorded in the current period. Additionally, we make certain estimates about the number of awards which will be made under performance based incentive plans. As a result, if other assumptions or estimates had been used, share-based compensation expense could have been materially impacted. Furthermore, if we use different assumptions in future periods, share-based compensation expense could be materially impacted in future periods. See Note 10—Equity in the accompanying notes to the consolidated financial statements for additional information regarding our share-based compensation.

        Provisions for Contingencies and Legal Proceedings.    We estimate our provision for general contingencies, including potential losses in relation to tax and customs matters and legal proceedings, based on an assessment of the probability of the contingency and accrue if information available indicates that it is probable that a liability has been incurred. When it has been determined that a liability has been incurred, and information available indicates that the estimated amount of loss can be reasonably estimated and/or is within a range of amounts, that amount is accrued for in the consolidated financial statements.

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

        Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. Tax laws require items to be included in our tax returns at different times than when these items are reflected in the consolidated financial statements. As a result, the annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on an evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

        We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. Undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. We have operated under a specific plan for reinvestment of undistributed earnings of our foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions. Should we change our plans, we would be required to record a significant amount of deferred tax liabilities. We recognize interest and penalties related to unrecognized tax benefits within the "Income tax expense" line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. See Note 12—Income Taxes in the accompanying notes to the consolidated financial statements for additional information regarding our income taxes.

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

        Borrowings under the revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC's prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For

LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of December 31, 2014, there were no borrowings under the revolving credit facility. During the year ended December 31, 2013, the maximum daily amount borrowed under the revolving credit facility was $5.0 million and the average daily amount of borrowings outstanding was $0.1 million. If the prevailing market interest rates relative to these borrowings increased by 10% during the year ended December 31, 2013, our interest expense would not have increased materially.

        We additionally hold cash equivalents including certificate of deposits, time deposits and money market funds. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of December, 2014, we held $23.3 million in cash equivalents subject to variable interest rates. If the prevailing market interest rates relative to these investments increased or decreased by10% during the year ended December 31, 2014, interest income would have increased or decreased by approximately $0.1 million.

Foreign Currency Exchange Risk

        As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. Dollars. Our ability to sell our products in foreign markets and the U.S. Dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. Dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase or decrease of 1% in value of the U.S. Dollar relative to foreign currencies would have increased or decreased loss before taxes during the year ended December 31, 2014 by approximately $2.1 million. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. Dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the impact of foreign exchange rate variances experienced during the years ended December 31, 2014 and 2013.

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

        The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at December 31, 2014 and 2013. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	December 31,
($ thousands)	2014	2013
Foreign currency exchange forward contracts by currency:
Euro	$134,755	$38,577
Singapore Dollar	61,887	28,225
Japanese Yen	44,533	68,707
British Pound Sterling	17,230	15,487
South Korean Won	14,590	12,100
Mexican Peso	13,180	18,350
Australian Dollar	7,913	4,941
Chinese Yuan Renminbi	5,376	—
South African Rand	4,355	3,076
Indian Rupee	3,356	2,150
New Taiwan Dollar	3,229	3,463
Canadian Dollar	3,005	3,428
Swedish Krona	1,918	1,615
Russian Ruble	1,838	17,588
Norwegian Krone	917	—
Hong Kong Dollar	814	1,844
New Zealand Dollar	743	943

Total notional value, net	$319,639	$220,494

Latest maturity date	January 2015	December 2015

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014 (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

        We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the Company) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended

December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 2, 2015

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2014.

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

ITEM 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2014.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2014, with the exception of those items listed below.

Securities Authorized for Issuance under Equity Compensation Plans

        As shown in the table below, we reserved 3.7 million shares of common stock for future issuance pursuant to exercise of outstanding awards under equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options(2)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders(1)	3,701,089	$13.52	3,721,112
Equity compensation plans not approved by stockholders	—	—	—

Total	3,701,089	$13.52	3,721,112

(1)
On July 9, 2007, at the annual stockholders' meeting, our stockholders approved the 2007 Equity Incentive Plan (the "2007 Plan"), which previously had been approved by our Board of Directors (the "Board") and which became effective as of July 19, 2007. On June 28, 2011, our stockholders approved an amendment to the 2007 Plan to increase the number of shares of our common stock available for issuance from 9.0 million shares to 15.3 million shares, subject to adjustment for future stock splits, stock dividends and similar changes in our capitalization. On April 27, 2005, our Board adopted the 2005 Equity Incentive Plan (the "2005 Plan"). On January 10, 2006, our Board

  amended the 2005 Plan to increase the number of shares of our common stock available for issuance under the 2005 Plan from 11.7 million shares to 14.0 million shares. Following the adoption of the 2007 Plan, no additional grants were made under the 2005 Plan.

(2)
The weighted-average exercise price of outstanding options pertains only to 1.7 million shares issuable on the exercise of outstanding options and rights.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2014.

ITEM 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2014.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(1)   Financial Statements

        The financial statements filed as part of this report are listed on the index to the consolidated financial statements on page F-1.

(2)   Financial Statement Schedules

        All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(3)   Exhibit list

Exhibit Number		Description
3.1		Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).
3.2		Certificate of Amendment to Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 12, 2007).
3.3		Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).
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
10.12	*	2008 Cash Incentive Plan (As Amended and Restated Effective June 4, 2012) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on June 7, 2012).
10.13	*
Crocs, Inc. 2007 Equity Incentive Plan (As Amended and Restated) (the "2007 Plan") (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 1, 2011).
10.14	*	Form of Incentive Stock Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 14, 2007).
10.15	*	Form of Non-Statutory Stock Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 14, 2007).
10.16	*
Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under the 2007 Plan (incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 14, 2007).
10.17	*	Form of Restricted Stock Unit Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 1, 2011).
10.18	*
Employment Agreement, dated May 18, 2009, between Crocs, Inc. and Daniel P. Hart (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on August 5, 2010).
10.19
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
10.20
First Amendment to the Amended and Restated Credit Agreement, dated December 10, 2012, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Crocs, Inc.'s Current Report on Form 8-K, filed on December 11, 2012).

Exhibit Number		Description
10.21		Second Amendment to Amended and Restated Credit Agreement, dated June 12, 2013, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on July 30, 2013).
10.22
Third Amendment to Amended and Restated Credit Agreement, dated December 27, 2013, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 30, 2013).
10.23
Fourth Amendment to Amended and Restated Credit Agreement, dated March 27, 2014, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on May 1, 2014).
10.24
Fifth Amendment to Amended and Restated Credit Agreement, dated September 26, 2014, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on October 29, 2014).
10.25
Master Installment Payment Agreement, dated December 10, 2012, among Crocs, Inc. the lender named therein and PNC Bank National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.24 to Crocs, Inc.'s Annual Report on Form 10-K, filed on February 25, 2013).
10.26	*	Crocs, Inc. Change of Control Plan (as Amended and Restated) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on May 1, 2014).
10.27
Investment Agreement, dated December 28, 2013, between Crocs, Inc. and Blackstone Capital Partners VI L.P. (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 30, 2013).
10.28
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
10.30	*	Form Severance Agreement (incorporated herein by reference to Exhibit 10.4 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 30, 2013).
10.31	*	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on July 30, 2014).
10.32	*	Employment Offer Letter, dated May 13, 2014, between Crocs, Inc. and Andrew Rees (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on May 14, 2014).

Exhibit Number		Description
10.33		Registration Rights Agreement, dated January 27, 2014 (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on January 27, 2014).
10.34	*
Employment Offer Letter, dated December 15, 2014, between Crocs, Inc. and Gregg Ribatt (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 15, 2014).
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

*
Compensatory plan or arrangement

†
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 2, 2015.

CROCS, INC. a Delaware Corporation
By:	/s/ GREGG RIBATT
	Name:	Gregg Ribatt
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGG RIBATT Gregg Ribatt	Chief Executive Officer and Director	March 2, 2015
/s/ JEFFREY J. LASHER Jeffrey J. Lasher	Senior Vice President—Finance, Chief Financial Officer	March 2, 2015
/s/ RAYMOND D. CROGHAN Raymond D. Croghan	Director	March 2, 2015
/s/ RONALD L. FRASCH Ronald L. Frasch	Director	March 2, 2015
/s/ JASON GIORDANO Jason Giordano	Director	March 2, 2015
/s/ PETER A. JACOBI Peter A. Jacobi	Director	March 2, 2015
/s/ PRAKASH A. MELWANI Prakash A. Melwani	Director	March 2, 2015

Signature	Title	Date

/s/ THOMAS J. SMACH Thomas J. Smach	Chairman of the Board	March 2, 2015
/s/ DOREEN A. WRIGHT Doreen A. Wright	Director	March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

        We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crocs, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 2, 2015

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
($ thousands, except per share data)	2014	2013	2012
Revenues	$1,198,223	$1,192,680	$1,123,301
Cost of sales	603,893	569,482	515,324
Restructuring charges (Note 6)	3,985	—	—

Gross profit	590,345	623,198	607,977
Selling, general and administrative expenses	565,712	549,154	460,393
Restructuring charges (Note 6)	20,532	—	—
Asset impairment charges (Note 3)	8,827	10,949	1,410

Income (loss) from operations	(4,726)	63,095	146,174
Foreign currency transaction losses, net	4,885	4,678	2,500
Interest income	(1,664)	(2,432)	(1,697)
Interest expense	806	1,016	837
Other income, net	(204)	(126)	(1,014)

Income (loss) before income taxes	(8,549)	59,959	145,548
Income tax (benefit) expense	(3,623)	49,539	14,205

Net income (loss)	$(4,926)	$10,420	$131,343

Dividends on Series A convertible preferred stock (Note 14)	11,301	—	—
Dividend equivalents on Series A convertible preferred stock related to redemption value accretion and beneficial conversion feature (Note 14)	2,735	—	—

Net income (loss) attributable to common stockholders	$(18,962)	$10,420	$131,343

Net income (loss) per common share (Note 13):
Basic	$(0.22)	$0.12	$1.46

Diluted	$(0.22)	$0.12	$1.44

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
($ thousands)	2014	2013	2012
Net income (loss)	$(4,926)	$10,420	$131,343
Other comprehensive income (loss):
Foreign currency translation	(33,004)	(5,335)	5,525
Reclassification of cumulative foreign exchange translation adjustments to net income, net of tax of $0, $(3) and $7, respectively	—	299	(658)

Total comprehensive income (loss)	$(37,930)	$5,384	$136,210

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
($ thousands, except number of shares)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$267,512	$317,144
Accounts receivable, net of allowances of $32,392 and $10,513, respectively	101,217	104,405
Inventories	171,012	162,341
Deferred tax assets, net	4,190	4,440
Income tax receivable	9,332	10,630
Other receivables	11,989	11,942
Prepaid expenses and other current assets	30,156	29,175

Total current assets	595,408	640,077
Property and equipment, net	68,288	86,971
Intangible assets, net	97,337	72,314
Goodwill	2,044	2,508
Deferred tax assets, net	17,886	19,628
Other assets	25,968	53,661

Total assets	$806,931	$875,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,923	$57,450
Accrued expenses and other current liabilities	80,216	97,111
Deferred tax liabilities, net	11,869	11,199
Accrued restructuring	4,511	—
Income taxes payable	9,078	15,992
Current portion of long-term borrowings and capital lease obligations	5,288	5,176

Total current liabilities	153,885	186,928
Long-term income tax payable	8,843	36,616
Long-term borrowings and capital lease obligations	6,381	11,670
Long-term accrued restructuring	348	—
Other liabilities	12,277	15,201

Total liabilities	181,734	250,415

Commitments and contingencies (Note 15)
Series A convertible preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 200,000 shares issued and outstanding, redemption amount and liquidation preference of $203,067 and $0 as of December 31, 2014 and 2013, respectively (Note 14)	172,679	—
Stockholders' equity:
Preferred stock, par value $0.001 per share, 4,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 92,325,201 and 78,516,566 shares issued and outstanding, respectively, as of December 31, 2014 and 91,662,656 and 88,450,203 shares issued and outstanding, respectively, as of December 31, 2013	92	92
Treasury stock, at cost, 13,808,635 and 3,212,453 shares as of December 31, 2014 and 2013, respectively	(200,424)	(55,964)
Additional paid-in capital	345,732	321,532
Retained earnings	325,470	344,432
Accumulated other comprehensive income (loss)	(18,352)	14,652

Total stockholders' equity	452,518	624,744

Total liabilities, commitments and contingencies and stockholders' equity	$806,931	$875,159

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income	Total Stock Holders' Equity
					Additional Paid in Capital	Retained Earnings
($ and shares in thousands)	Shares	Amount	Shares	Amount
BALANCE—January 1, 2012	89,807	$90	499	$(19,759)	$293,959	$202,669	$14,821	$491,780
Amortization of stock compensation	—	—	—	—	11,764	—	—	11,764
Forfeitures	(43)	—	—	—	(493)	—	—	(493)
Exercises of stock options and issuance of restricted stock awards	783	1	(29)	1,112	2,593	—	—	3,706
Repurchase of common stock for tax withholding	—	—	30	(493)	—	—	—	(493)
Purchase of treasury stock	(1,884)	—	1,884	(25,074)	—	—	—	(25,074)
Net income	—	—	—	—	—	131,343	—	131,343
Foreign currency translation	—	—	—	—	—	—	5,525	5,525
Reclassification of cumulative foreign exchange translation adjustments to net income	—	—	—	—	—	—	(658)	(658)

BALANCE—December 31, 2012	88,663	$91	2,384	$(44,214)	$307,823	$334,012	$19,688	$617,400
Amortization of stock compensation	—	—	—	—	14,483	—	—	14,483
Forfeitures	(78)	—	—	—	(2,014)	—	—	(2,014)
Exercises of stock options and issuance of restricted stock awards	715	1	(22)	1,039	1,240	—	—	2,280
Repurchase of common stock for tax withholding	(16)	—	16	(256)	—	—	—	(256)
Purchase of treasury stock	(834)	—	834	(12,533)	—	—	—	(12,533)
Net income	—	—	—	—	—	10,420	—	10,420
Foreign currency translation	—	—	—	—	—	—	(5,335)	(5,335)
Reclassification of cumulative foreign exchange translation adjustments to net income	—	—	—	—	—	—	299	299

BALANCE—December 31, 2013	88,450	$92	3,212	$(55,964)	$321,532	$344,432	$14,652	$624,744
Amortization of stock compensation	—	—	—	—	14,896	—	—	14,896
Forfeitures	(144)	—	—	—	(2,129)	—	—	(2,129)
Exercises of stock options and issuance of restricted stock awards	853	—	(46)	2,185	(843)	—	—	1,342
Repurchase of common stock for tax withholding	(53)	—	53	(787)	—	—	—	(787)
Purchase of treasury stock	(10,590)	—	10,590	(145,858)	—	—	—	(145,858)
Dividends—Series A preferred stock	—	—	—	—	—	(11,301)	—	(11,301)
Accretion—Series A preferred stock	—	—	—	—	—	(2,735)	—	(2,735)
Adjustment for beneficial conversion feature of Series A preferred stock	—	—	—	—	12,276	—	—	12,276
Net loss	—	—	—	—	—	(4,926)	—	(4,926)
Foreign currency translation	—	—	—	—	—	—	(33,004)	(33,004)

BALANCE—December 31, 2014	78,516	$92	13,809	$(200,424)	$345,732	$325,470	$(18,352)	$452,518

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ thousands)	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(4,926)	$10,420	$131,343
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,413	41,506	36,694
Unrealized (gain) loss on foreign exchange, net	(11,100)	(6,420)	13,928
Deferred income taxes	829	23,536	(2,981)
Asset impairment charges	8,827	10,949	1,410
Provision for doubtful accounts, net	12,087	1,930	2,166
Share-based compensation	12,503	11,871	11,321
Inventory write-down charges	7,490	3,419	—
Non-cash restructuring charges	6,413	—	—
Other non-cash items	534	1,193	1,725
Changes in operating assets and liabilities:
Accounts receivable	(15,288)	(17,166)	(9,475)
Inventories	(31,251)	(5,274)	(35,493)
Prepaid expenses and other assets	21,698	(4,225)	(25,490)
Accounts payable	(12,106)	(5,740)	99
Accrued expenses and other liabilities	(15,824)	14,256	8,016
Accrued restructuring	4,859	—	—
Income taxes	(33,809)	3,209	(4,907)

Cash provided by (used in) operating activities	(11,651)	83,464	128,356
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(15,991)	(40,424)	(39,762)
Proceeds from disposal of property and equipment	236	250	2,216
Cash paid for intangible assets	(41,035)	(28,404)	(21,074)
Business acquisitions, net of cash	—	—	(5,169)
Restricted cash	(1,202)	(1,180)	(2,154)

Cash used in investing activities	(57,992)	(69,758)	(65,943)
Cash flows from financing activities:
Proceeds from preferred stock offering, net of issuance costs of $15.8 million and $0.0 million, respectively	182,220	—	—
Dividends—Series A preferred stock	(8,234)	—	—
Proceeds from bank borrowings	—	23,375	96,086
Repayment of bank borrowings and capital lease obligations	(5,177)	(13,160)	(90,625)
Deferred debt issuance costs	(75)	(100)	(225)
Deferred offering costs	—	(767)	—
Issuances of common stock	1,342	2,280	3,706
Purchase of treasury stock	(145,858)	(12,533)	(25,074)
Repurchase of common stock for tax withholding	(787)	(256)	(493)

Cash provided by (used in) financing activities	23,431	(1,161)	(16,625)
Effect of exchange rate changes on cash	(3,420)	10,251	(9,027)

Net increase in cash and cash equivalents	(49,632)	22,796	36,761
Cash and cash equivalents—beginning of period	317,144	294,348	257,587

Cash and cash equivalents—end of period	$267,512	$317,144	$294,348

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest, net of capitalized interest	$616	$693	$619
Income taxes	$33,655	$20,274	$29,385
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capitalized leases	$—	$61	$34
Accrued purchases of property and equipment	$771	$2,165	$2,368
Accrued purchases of intangibles	$2,988	$4,742	$768
Intrinsic value of beneficial conversion feature—Series A preferred stock	$12,276	$—	$—
Accrued dividends	$3,067	$—	$—
Accretion of dividend equivalents	$2,735	$—	$—

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

        In April 2011, we and an unrelated third party formed Crocs Gulf, LLC ("Crocs Gulf") for the purpose of selling our products in the United Arab Emirates. We have determined that Crocs Gulf is a VIE for which we are the primary beneficiary due to our variable interest in Crocs Gulf's equity and because we currently control all of the VIE's business activities and will absorb all of its expected residual returns and expected losses. All voting and dividend rights have been assigned to us. As of December 31, 2014 and 2013, the consolidated financial statements included $3.3 million and $2.4 million in total assets of Crocs Gulf, respectively, which primarily consisted of cash and cash equivalents, inventory, property and equipment. The total assets as of December 31, 2014 and 2013 were partially offset by $0.4 million and $0.2 million in total liabilities, respectively, which primarily consisted of accounts payable and accrued expenses, excluding liabilities related to the support provided by us.

        Noncontrolling Interests—As of December 31, 2014, all of our subsidiaries were, in substance, wholly owned.

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

        As we are a global business, we have cash and cash equivalent balances which are located in various countries and are denominated in various currencies. Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries, including China, have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash and cash equivalent resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of December 31, 2014, we held $247.6 million of our total $267.5 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$247.6 million held in international locations, $10.8 million could potentially be restricted, as described above.

        On January 27, 2014, we issued to Blackstone Capital Partners VI L.P. ("Blackstone"), and certain of its permitted transferees (together with Blackstone, the "Blackstone Purchasers"), 200,000 shares of our Series A Preferred Stock. In return, we received approximately $182.2 million in cash proceeds (net of related expenses) all of which is held in the U.S. See Note 14—Series A Preferred Stock for further detail regarding the investment agreement.

        Accounts receivable—We have not experienced significant losses in such accounts in prior years, however, as of December 31, 2014, we recorded a reserve for doubtful accounts of $11.5 million in our Asia Pacific segment primarily as a result of delayed payments from our partner stores in China and Southeast Asia and a reserve for rebates on a consolidated basis of $11.6 million primarily related to our Asia Pacific region. As of December 31, 2013, our reserve for doubtful accounts was $3.7 million and the rebates reserve was $1.4 million. Generally, we consider any concentration of credit risk related to accounts receivable to be mitigated by our credit policy, the insignificance of outstanding balances owed by each individual customer at any point in time and the geographic dispersion of our customers. See Note 11—Allowances for further detail.

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

        Management Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, sales returns, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, the assessment of lower of cost or market on inventory, useful lives assigned to long-lived assets, depreciation and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to tax and customs matters and threatened or pending legal proceedings (see Note 15—Commitments & Contingencies and Note 17—Legal Proceedings). Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is deemed probable.

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

        Derivative financial instruments are required to be recorded at their fair value, on a recurring basis. The fair values of any derivative instruments, should we enter into them, would be determined using a discounted cash flow valuation model. The significant inputs used in the model are readily available in public markets or can be derived from observable market transactions, and therefore, have been classified as Level 2. These inputs include the applicable exchange rates and forward rates, and discount rates based on the prevailing LIBOR deposit rates.

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

        Inventories and long-lived assets such as property and equipment and intangible assets are also not required to be carried at fair value on a recurring basis. For a discussion of inventory estimated fair

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value see "Inventory Valuation" below. However, when determining impairment losses, the fair values of property and equipment and intangibles must be determined. For such determination, we generally use either an income approach with inputs that are mainly unobservable, such as expected future cash flows, or a market approach using observable inputs such as replacement cost or third-party appraisals, as appropriate. Estimated future cash flows are based on management's operating budgets and forecasts which take into consideration both observable and unobservable inputs including growth rates, pricing, new markets and other factors expected to affect the business, as well as management's forecasts for inventory, receivables, capital spending, and other cash needs. We consider this type of estimate to be classified as a Level 3 measurement. See Note 7—Fair Value Measurements for further discussion related to fair value measurements.

        Cash and Cash Equivalents—Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the date of purchase. We consider receivables from credit card companies to be cash equivalents, if expected to be received within five days.

        Accounts Receivable—Accounts receivable represent amounts due from customers. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, are not collateralized and do not bear interest. We use our best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant non-recurring events and historical non-collection experience. Specific provisions are recorded for individual receivables when we become aware of a customer's inability to meet its financial obligations. See Note 11—Allowances for further discussion related to provisions for doubtful accounts and sale returns and allowances.

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

Intangible Asset Class	Weighted-average Amortization Period
Patents	10 years
Customer relationships	Estimated customer life
Core technology	5 years
Non-competition agreement	Contractual term
Capitalized software	Shorter of 7 years or useful life

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

        Earnings per Share—Basic and diluted earnings per common share ("EPS") is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. A participating security is a security that may participate in undistributed earnings with common stock had those earnings been distributed in any form. Our recently issued Series A convertible preferred stock ("Series A Preferred Stock") represents participating securities as holders of the Series A Preferred Stock are entitled to receive any and all dividends declared or paid on common stock on an as-converted basis. In addition, shares of our non-vested restricted stock awards are considered participating securities as they represent unvested share-based payment awards containing non-forfeitable rights to dividends. As such, these participating securities must be included in the computation of EPS pursuant to the two-class method on a pro-rata, as-converted basis. Diluted EPS reflects the potential dilution from securities that could share in our earnings. In addition, the dilutive effect of each participating security is calculated using the more dilutive of the two-class method described above, which assumes that the securities remain in their current form, or the if-converted method, which assumes conversion to common stock as of the beginning of the reporting date. Anti-dilutive securities are excluded from diluted EPS. See Note 13—Earnings Per Share for further discussion.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Beneficial conversion feature—The issuance of our Series A Preferred Stock generated a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. We recognized the beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. We are accreting the discount over eight years from the date of issuance through the redemption date. Accretion expense will be recognized as dividend equivalents over the eight year period utilizing the effective interest method.

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

        Share-based Compensation—We have share-based compensation plans in which certain officers, employees and members of the Company's Board of Directors (the "Board") are participants and may be granted stock options, restricted stock and stock performance awards. Awards granted under these plans are fair valued and amortized, net of estimated forfeitures, over the vesting period using the straight-line method. The fair value of stock options is calculated by using the Black Scholes option pricing model that requires estimates for expected volatility, expected dividends, the risk-free interest rate and the term of the option. If any of the assumptions used in the Black Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Share-based compensation expense associated with our manufacturing and retail employees is included in 'Cost of sales' in the consolidated statements of operations. Share-based compensation expense associated with selling, marketing and administrative employees is included 'Selling, general and administrative expenses' on the consolidated statements of operations. Share-based compensation directly associated with the construction or implementation of certain long-term projects for internal use are capitalized to the consolidated balance sheets until assets are ready for intended use and will be amortized over the useful life of the assets upon that date. See Note 10—Equity for additional information related to share-based compensation.

        Defined contribution plans—We have a 401(k) plan known as the Crocs, Inc. 401(k) Plan (the "Plan"). The Plan is available to employees on our U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. The Plan does not provide employees with the option to invest in our common stock. Employees may contribute up to 75.0% of their salary, subject to certain limitations. We match employees' contributions to the Plan up to a maximum of 4.0% of eligible compensation. Our expense related to the matching contributions to the Plan was

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$7.1 million, $6.8 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Advertising—Advertising costs are expensed as incurred and production costs are expensed when the advertising is first run. Total advertising, marketing and promotional costs reflected in 'Selling, general, and administrative expenses' on the consolidated statement of operations were $44.7 million, $47.6 million and $39.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses amounted to $16.7 million, $15.4 million and $12.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in 'Selling, general, and administrative expenses' in the consolidated statement of operations.

        Foreign Currency Translation and Foreign Currency Transactions—Our reporting currency is the U.S. Dollar. Assets and liabilities of foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted-average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity.

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

Application of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Discontinued Operations

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The FASB issued the ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. Under the previous guidance, the results of operations of a component of an entity were classified as a discontinued operation if all of the following conditions were met:

  •
  The component has been disposed of or is classified as held for sale.

  •
  The operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction.

  •
  The entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

        The new guidance eliminates the second and third criteria above and instead requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity's operations or financial results. The ASU also expands the scope of ASC 205-20 to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale. In addition, the ASU requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. Before these amendments, ASC 205-20 neither required nor prohibited such presentation. Regarding the statement of cash flows, an entity must disclose, in all periods presented, either (1) operating and investing cash flows or (2) depreciation and amortization, capital expenditures, and significant operating and investing noncash items related to the discontinued operation. This presentation requirement represents a significant change from previous guidance. This ASU is effective prospectively for all disposals or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The adoption of this pronouncement did not have a material impact to the Company's consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

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

Recently Issued Accounting Pronouncements

Going Concern

        On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern."

        The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity and consistency of related disclosures and improve convergence with IFRSs (which emphasize management's responsibility for performing the going concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. This ASU is effective for annual periods ending after December 16, 2016, and interim periods thereafter; early adoption is permitted. The Company does not believe that this pronouncement will have a material impact on our financial statement disclosures.

Share-Based Payment

        On June 19, 2014, the FASB issued ASU 2014-12 in response to the EITF consensus on Issue 13-D. The ASU clarifies that entities should treat performance targets that can be met after the

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. This ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. The Company does not believe that this pronouncement will have a material impact to the Company's consolidated financial statements.

Revenue Recognition

        In May 2014, the FASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606) by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." In applying the revenue model to contracts within its scope, an entity:

  •
  Identifies the contract(s) with a customer (Step 1)

  •
  Identifies the performance obligations in the contract (Step 2)

  •
  Determines the transaction price (Step 3)

  •
  Allocates the transaction price to the performance obligations in the contract (Step 4)

  •
  Recognizes revenue when (or as) the entity satisfies a performance obligation (Step 5)

        The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of the ASU's provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity's ordinary activities (e.g., sales of property, plant, and equipment, real estate or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition.

        The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the impact that this pronouncement will have on the Company's consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVENTORIES

        The following table summarizes inventories by major classification as of December 31, 2014 and 2013:

($ thousands)	2014	2013
Finished goods	$167,515	$154,272
Work-in-progress	703	685
Raw materials	2,794	7,384

Inventories	$171,012	$162,341

Inventory Write-down

        During the year ended December 31, 2014, we recorded approximately $11.5 million of inventory write-down charges related to obsolete inventory with a market value lower than cost, of which $4.0 million was reported in the 'Restructuring charges' included in gross margin with the remaining amounts reported in 'Cost of sales' in the consolidated statements of operations. During the year ended December 31, 2013, we recorded approximately $3.4 million of inventory write-down charges related to obsolete inventory with a market value lower than cost. These charges were related to certain obsolete raw materials, footwear and accessories in the Americas segment and are reported in 'Cost of sales' in the consolidated statement of operations. We recorded no inventory write-down charges for the year ended December 31, 2012.

Charitable Contributions

        During the years ended December 31, 2014, 2013 and 2012, we donated certain inventory items to charitable organizations consisting primarily of end of life units. The contributions made were expensed at their fair value of $0.6 million, $0.6 million and $1.7 million, respectively. Also during the years ended December 31, 2014, 2013 and 2012, we recognized a gain of $0.2 million, $0.1 million and $0.6 million, respectively, and a net reduction of inventory of $0.4 million, $0.5 million and $1.1 million, respectively, as the fair value of the inventory contributed exceeded its carrying amount.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. PROPERTY AND EQUIPMENT

        The following table summarizes property and equipment by major classification as of December 31, 2014 and 2013:

	December 31,
($ thousands)	2014	2013
Machinery and equipment	$48,989	$52,003
Leasehold improvements	91,962	93,235
Furniture, fixtures and other	23,818	23,653
Construction-in-progress	3,318	16,231

Property and equipment, gross(1)	168,087	185,122
Less: Accumulated depreciation(2)	(99,799)	(98,151)

Property and equipment, net	$68,288	$86,971

(1)
Includes $0.2 million and $0.2 million of certain equipment held under capital leases and classified as equipment as of each of December 31, 2014 and 2013, respectively.

(2)
Includes $0.1 million of accumulated depreciation related to certain equipment held under capital leases, as of each of December 31, 2014 and 2013, which are depreciated using the straight-line method over the lease term. During the year ended December 31, 2014, approximately $17.5 million of accumulated depreciation was related to assets that were written off or disposed.

        During the years ended December 31, 2014, 2013 and 2012, we recorded $23.2 million, $24.3 million and $23.1 million and, respectively, in depreciation expense of which $1.7 million, $2.9 million and $4.6 million, respectively, was recorded in 'Cost of sales', with the remaining amounts recorded in 'Selling, general and administrative expenses' on the consolidated statements of operations.

        We retired approximately $28.5 million of long-lived assets during the year ended December 31, 2014 primarily related to assets no longer in service or impaired due to the closure of stores. During the years ended December 31, 2014 and 2013, we retired $1.6 million and $19.5 million of fully depreciated assets. The fully depreciated assets retired in 2013 were fully depreciated shoe molds related to styles that we no longer intend on manufacturing. As such, we did not record a gain or loss associated with the disposal and the cost and accumulated depreciation previously classified as machinery and equipment were removed from the consolidated balance sheets.

Asset Impairments

        We periodically evaluate all of our long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. During the years ended December 31, 2014, 2013 and 2012, we recorded $8.8 million, $10.6 million and $1.4 million, respectively, in impairment charges related to underperforming retail locations, respectively, that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores' assets over

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. PROPERTY AND EQUIPMENT (Continued)

their remaining economic life. The following table summarizes asset impairment charges by reportable operating segment for the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014		2013		2012
($ thousands, except store count data)	Impairment charge	Number of stores	Impairment charge	Number of stores	Impairment charge	Number of stores
Americas	$4,001	36	$3,861	23	$1,410	4
Asia Pacific	2,807	14	185	2	—	—
Japan	—	—	—	—	—	—
Europe	2,019	27	6,565	35	—	—

Asset impairment charges	$8,827	77	$10,611	60	$1,410	4

4. GOODWILL & INTANGIBLE ASSETS

        The following table summarizes the goodwill and identifiable intangible assets as of December 31, 2014 and 2013:

	December 31, 2014					December 31, 2013
($ thousands)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Capitalized software	$157,615	(1)	$(62,591	)(2)	$95,024	$118,940	(1)	$(49,665	)(2)	$69,275
Customer relationships	5,945		(5,798)		147	6,878		(6,439)		439
Patents, copyrights, and trademarks	6,702		(4,931)		1,771	6,501		(4,272)		2,229
Core technology	4,170		(4,170)		—	4,548		(4,548)		—
Other	698		(636)		62	983		(709)		274

Total finite lived intangible assets	175,130		(78,126)		97,004	137,850		(65,633)		72,217
Indefinite lived intangible assets	333		—		333	97		—		97
Goodwill(3)	2,044		—		2,044	2,508		—		2,508

Goodwill and intangible assets	$177,507		$(78,126)		$99,381	$140,455		$(65,633)		$74,822

(1)
Includes $4.1 million of software held under a capital lease classified as capitalized software as of each of December 31, 2014 and 2013. During 2013, we began an implementation of a new enterprise resource planning, ("ERP") system, and in 2014, we continued this implementation. Certain costs associated with the new ERP system were capitalized in both periods. The majority of the ERP system was placed into service during 2015.

(2)
Includes $2.5 million and $1.9 million of accumulated amortization of software held under a capital lease as of December 31, 2014 and 2013, respectively, which is amortized using the straight-line method over the useful life.

(3)
Change in goodwill relates entirely to foreign currency translation.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL & INTANGIBLE ASSETS (Continued)

        During the years ended December 31, 2014, 2013 and 2012, amortization expense recorded for intangible assets with finite lives was $14.2 million, $17.2 million and $13.6 million, respectively, of which $4.9 million, $6.0 million and $4.3 million, respectively, was recorded in 'Cost of sales', with the remaining amounts recorded in 'Selling, general and administrative expenses' on the consolidated statements of operations.

        The following table summarizes estimated future annual amortization of intangible assets as of December 31, 2014:

Fiscal years ending December 31,	Amortization ($ thousands)
2015	$20,198
2016	19,376
2017	13,825
2018	12,334
2019	10,844
Thereafter	20,427

Total	$97,004

Goodwill Impairment

        We assess goodwill for impairment on an annual basis on the last day of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred, at the reporting unit level. If the carrying value of the goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. During the year ended December 31, 2013, we recorded $0.3 million of goodwill impairment related to the retail channel of our Crocs Benelux B.V. business purchased by our Crocs Stores B.V. subsidiary in July 2012. Goodwill and associated impairments are part of our Europe operating segment. During the years ended December 31, 2014 and 2012, we did not record any impairments related to goodwill.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        The following table summarizes accrued expenses and other current liabilities as of December 31, 2014 and 2013:

	December 31,
($ thousands)	2014	2013
Accrued compensation and benefits	$23,824	$26,903
Professional services	16,212	14,128
Fulfillment, freight and duties	12,110	12,565
Sales/use and VAT tax payable	5,897	9,142
Accrued rent and occupancy	9,675	12,198
Customer deposits	3,075	6,940
Dividend payable	3,067	—
Accrued legal liabilities	2,150	8,722
Other(1)	4,206	6,513

Total accrued expenses and other current liabilities	$80,216	$97,111

(1)
The amounts in Other consist of various accrued expenses and no individual item accounted for more than 5% of the total balance as of December 31, 2014 or 2013.

Asset Retirement Obligations

        We record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability's fair value can be reasonably estimated. Our asset retirement obligation ("ARO") liabilities are primarily associated with the disposal of property and equipment which we are contractually obligated to remove at the end of certain retail and office leases in order to restore the facilities back original condition as specified in the related lease agreements. We estimate the fair value of these liabilities based on current store closing costs and discount the costs back as if they were to be performed at the inception of the lease. At the inception of such leases, we record the ARO as a liability and also record a related asset in an amount equal to the estimated fair value of the obligation. The capitalized asset is then depreciated on a straight-line basis over the useful life of the asset. Upon retirement of the ARO liability, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the consolidated statements of operations. Our ARO liability as of December 31, 2014 and 2013 was $2.2 million and $2.0 million, respectively.

6. RESTRUCTURING ACTIVITIES

Restructuring

        On July 21, 2014, we announced strategic plans for long-term improvement and growth of the business. These plans comprise four key initiatives including: (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure including reducing duplicative and excess overhead which will also enhance the decision making process, and (4) closing or converting approximately 75 to 100 retail locations around the world. The initial effects of these plans were incurred in 2014 and are expected to continue through 2015. The Company recorded restructuring charges of $24.5 million during the year ended December 31, 2014, and closed 20 retail locations which were identified in the initial

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. RESTRUCTURING ACTIVITIES (Continued)

restructuring plan. During 2015, we currently estimate additional restructuring costs related to store closures and changes in organizational structure of approximately $5 million to $20 million, but can make no assurance that actual costs will not differ, as our restructuring plans are not yet complete.

        The following table summarizes our restructuring activity during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
($ thousands)	2014	2013
Severance costs	$12,500	$—
Lease / contract exit and related costs	4,251	—
Other(1)	7,766	—

Total restructuring charges	$24,517	$—

(1)
The amounts in 'Other' consist of various asset and inventory impairment charges prompted by the aforementioned restructuring plan, legal fees and facility maintenance fees.

        The following table summarizes our total restructuring charges incurred during the years ended December 31, 2014 and 2013 as well as charges incurred to date by reportable segment:

	Year Ended December 31,
($ thousands)	2014	2013
Americas	$4,259	$—
Asia Pacific	6,816	—
Japan	606
Europe	3,934	—
Corporate	8,902	—

Total restructuring charges	$24,517	$—

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. RESTRUCTURING ACTIVITIES (Continued)

        The following table summarizes our accrued restructuring balance and associated activity from December 31, 2013 through December 31, 2014:

($ thousands)	Accrued Restructuring as of December 31, 2013	Additions	Cash payments	Adjustments(1)	Accrued Restructuring as of December 31, 2014
Severance	$—	$13,287	$(9,329)	$(804)	$3,154
Lease / contract exit and related costs	—	4,252	(2,756)	(95)	1,401
Other	—	1,352	(1,028)	(20)	304

Total accrued restructuring	$—	$18,891	$(13,113)	$(919)	$4,859

(1)
Adjustments relate to a reversal of accrued expenses, differences resulting from the translation of the liability balance as of the balance sheet rate and restructuring expense translated at the weighted-average rate of exchange for the applicable period.

Retail Store Closings

        As mentioned above, the Company plans to close additional retail locations around the globe. As such, we expect to incur certain exit costs specific to store closures including operating lease termination costs, rent obligations for leased facilities, net of expected sublease income, and other expenses in association with this plan, such as severance for retail and non-retail related positions. During the year ended December 31, 2014, we closed 20 company-operated retail locations which were identified in the initial restructuring plan, and were selected for closure by management based on historical and projected profitability levels, relocation plans, and other factors. As of December 31, 2014, we had a liability of approximately $4.9 million related to locations to be closed and other reductions in workforce in accrued restructuring on the consolidated balance sheet. No such accrual was made as of December 31, 2013. The calculation of accrued store closing reserves primarily includes future minimum lease payments from the date of closure to the end of the remaining lease term, net of contractual or estimated sublease income. We record the liability at fair value in the period in which the store is closed.

7. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

        The following tables summarize the financial instruments required to be measured at fair value on a recurring basis as of December 31, 2014 and 2013. See Note 1—Organization & Summary of

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

Significant Accounting Policies for additional detail regarding our fair value measurement determinations.

Fair Value as of December 31, 2014
($ thousands)	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Balance Sheet Classification
Cash equivalents	$23,326	$—	$—	$23,326	Cash and cash equivalents and other current assets
Derivative assets:
Foreign currency contracts	$—	$—	$—	$—	Prepaid expenses and other current assets
Derivative liabilities:
Foreign currency contracts	$—	$—	$—	$—	Accrued expense and other current liabilities

	Fair Value as of December 31, 2013
($ thousands)	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Balance Sheet Classification
Cash equivalents	$37,870	$—	$—	$37,870	Cash and cash equivalents and other current assets
Derivative assets:
Foreign currency contracts	—	13,501	—	13,501	Prepaid expenses and other current assets and other assets
Derivative liabilities:
Foreign currency contracts	$—	$984	$—	$984	Accrued expense and other current liabilities

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

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE FINANCIAL INSTRUMENTS

        We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. We have entered into foreign currency exchange forward contract and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. We do not designate these derivative instruments as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these instruments are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in 'Foreign currency transaction losses, net' in our consolidated statements of operations. For purposes of the cash flow statement, we classify the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within 'Cash provided by operating activities.' See Note 7—Fair Value Measurements for further details regarding the fair values of the corresponding derivative assets and liabilities.

        The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at December 31, 2014 and 2013. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	December 31,
($ thousands)	2014	2013
Foreign currency exchange forward contracts by currency:
Euro	$134,755	$38,577
Singapore Dollar	61,887	28,225
Japanese Yen	44,533	68,707
British Pound Sterling	17,230	15,487
South Korean Won	14,590	12,100
Mexican Peso	13,180	18,350
Australian Dollar	7,913	4,941
Chinese Yuan Renminbi	5,376	—
South African Rand	4,355	3,076
Indian Rupee	3,356	2,150
New Taiwan Dollar	3,229	3,463
Canadian Dollar	3,005	3,428
Swedish Krona	1,918	1,615
Russian Ruble	1,838	17,588
Norwegian Krone	917	—
Hong Kong Dollar	814	1,844
New Zealand Dollar	743	943

Total notional value, net	$319,639	$220,494

Latest maturity date	January 2015	December 2015

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following table presents the amounts affecting the consolidated statements of operations from derivative instruments for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
				Location of Gain (Loss) Recognized in Income on Derivatives
($ thousands)	2014	2013	2012
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	$3,788	$(13,002)	$(7,200)	Foreign currency transaction (gains) losses, net

        The account 'Foreign currency transaction losses, net' on the consolidated statements of operations includes both realized and unrealized gains/losses from underlying foreign currency activity and derivative contracts. These gains and losses are reported on a net basis. For the year ended December 31, 2014, the net loss recognized of $4.9 million recorded on the consolidated statements of operations is comprised of $3.8 million net loss associated with our derivative instruments and $1.1 million net loss associated with exposure from day-to-day business transactions in various foreign currencies. For the year ended December 31, 2013, the net loss recognized of $4.7 million recorded on the consolidated statements of operations is comprised of a $17.7 million net loss associated with exposure from day-to-day business transactions in various foreign currencies partially offset by a $13.0 million net gain associated with our derivative instruments. For the year ended December 31, 2012, the net loss recognized of $2.5 million recorded on the consolidated statements of operations is comprised of a $9.7 million net loss associated with exposure from day-to-day business transactions in various foreign currencies partially offset by a $7.2 million net gain associated with our derivative instruments.

9. REVOLVING CREDIT FACILITY & BANK BORROWINGS

Revolving Credit Facility

        On September 25, 2009, we entered into a Revolving Credit and Security Agreement, as amended, with the lenders named therein and PNC Bank, National Association ("PNC"), as a lender and administrative agent for the lenders. On December 16, 2011, we entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), and on December 27, 2013, we entered into the Third Amendment to Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment, among other things, (i) allowed for the payment of dividends on the Series A Convertible Preferred Stock ("Series A Preferred Stock"), (ii) permitted the Company to have greater flexibility to repurchase its Common Stock, (iii) decreased the maximum leverage ratio from 3.50 to 1.00 to 3.25 to 1.00, and (iv) amended certain definitions of the financial covenants to become more favorable to the Company. See Note 14—Series A Preferred Stock for further details regarding the payment of dividends on the Series A Preferred Stock. On March 27, 2014, we entered into the Fourth Amendment to Amended and Restated Credit Agreement (the "Fourth Amendment"). The Fourth Amendment primarily (i) altered the minimum fixed charge coverage ratio from 1.25 to 1.00 to a scaled quarterly ratio of 1.15 to 1.00 in the first and second quarters of 2014, 1.20 to 1.00 in the third quarter of 2014, and (ii) amended certain definitions of the financial covenants to become more favorable to us.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY & BANK BORROWINGS (Continued)

        On September 26, 2014, we entered into the Fifth Amendment to Amended and Restated Credit Agreement (the "Fifth Amendment"), pursuant to which certain terms of the Credit Agreement were amended. The Fifth Amendment primarily (i) extended the minimum fixed charge coverage ratio of 1.15 to 1.00 through the second quarter of 2015 and will return to 1.25 to 1.00 for each quarter thereafter, and (ii) amended certain definitions of the financial covenants to become more favorable to us.

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

        As of December 31, 2014 and 2013, we had no outstanding borrowings under the Credit Agreement. As of December 31, 2014 and 2013, we had issued and outstanding letters of credit of $1.8 million and $7.2 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. During the years ended December 31, 2014, 2013 and 2012, we capitalized $0.1 million, $0.1 million and $0.5 million, respectively, in fees and third party costs which were incurred in connection with the Credit Agreement, as deferred financing costs. As of December 31, 2014, we were in compliance with all restrictive financial and other covenants under the Credit Agreement.

Long-term Bank Borrowings

        On December 10, 2012, we entered into a Master Installment Payment Agreement ("Master IPA") with PNC in which PNC finances our purchase of software and services, which may include but are not limited to third party costs to design, install and implement software systems, and associated hardware described in the schedules defined within the Master IPA. The Master IPA was entered into to finance our implementation of a new enterprise resource planning ("ERP") system, which began in October 2012 and is estimated to continue through early 2015. The terms of each note payable under the Master IPA consist of variable interest rates and payment terms based on amounts borrowed and timing of activity throughout the implementation of the ERP system.

        As of December 31, 2014 and 2013, we had $11.6 million and $16.8 million, respectively, of long-term debt outstanding under five separate notes payable, of which $5.3 million and $5.1 million,

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY & BANK BORROWINGS (Continued)

respectively, represent current installments. As of December 31, 2014, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the entity, all interest expense incurred under the arrangement has been capitalized to the consolidated balance sheets until the assets are ready for intended use and will be amortized over the useful life of the software upon that date. During the years ended December 31, 2014 and 2013, we capitalized $0.4 million and $0.3 million, respectively, in interest expense related to this debt arrangement to the consolidated balance sheets. Interest rates and payment terms are subject to changes as further financing occurs under the Master IPA.

        The aggregate maturities of long-term bank borrowings at December 31, 2014 are as follows (in thousands):

Fiscal years ending December 31,
2015	$5,271
2016	4,765
2017	1,610
2018	—
2019	—
Thereafter	—

Total principal debt maturities	$11,646

10. EQUITY

Equity Incentive Plans

        On August 15, 2005, we adopted the 2005 Equity Incentive Plan (the "2005 Plan"), which permitted the issuance of up to 14.0 million common shares in connection with the grant of non-qualified stock options, incentive stock options, and restricted stock to eligible employees, consultants and members of our Board. As of December 31, 2014 and 2013, 0.6 million and 0.7 million stock options, respectively, were outstanding under the 2005 Plan. Following the adoption of the 2007 Equity Incentive Plan (the "2007 Plan"), described below, no additional grants were made under the 2005 Plan.

        On July 9, 2007, we adopted and on June 28, 2011 we amended, the 2007 Plan which increased the allowable number of shares of our common stock reserved for issuance under the 2007 Plan from 9.0 million to 15.3 million (subject to adjustment for future stock splits, stock dividends and similar changes in our capitalization) in connection with the grant of non-qualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, common stock or any other share-based award to eligible employees, consultants and members of our Board. As of December 31, 2014 and 2013, 3.1 million and 3.6 million shares of common stock, respectively, were issuable under the 2007 Plan pursuant to outstanding stock options and RSUs. As of December 31, 2014, 3.7 million shares were available for future issuance under the 2007 Plan.

        Restricted stock awards and units generally vest annually on a straight-line basis over three or four years depending on the terms of the award agreement.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY (Continued)

Stock Option Activity

        The following table summarizes stock option activity for the years ended December 31, 2014, 2013 and 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ thousands)
Outstanding at December 31, 2011	3,331,031	$11.91	6.35	$18,468
Granted	208,400	16.84
Exercised	(613,691)	6.04
Forfeited or expired	(304,054)	17.55

Outstanding at December 31, 2012	2,621,686	13.03	5.55	11,373
Granted	177,000	15.62
Exercised	(333,395)	6.84
Forfeited or expired	(360,139)	18.18

Outstanding at December 31, 2013	2,105,152	13.34	4.86	10,790
Granted	119,000	14.22
Exercised	(265,675)	5.05
Forfeited or expired	(262,347)	21.02

Outstanding at December 31, 2014	1,696,130	$13.52	3.88	$4,435

Exercisable at December 31, 2014	1,439,175	$13.15	3.15	$4,422

Vested and expected to vest at December 31, 2014	1,629,270	$13.47	3.69	$4,429

        During the years ended December 31, 2014, 2013 and 2012, options issued were valued using the Black Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	44% - 50%	50% - 64%	50% - 70%
Dividend yield	—	—	—
Risk-free interest rate	1.41% - 1.71%	0.81% - 1.62%	0.62% - 1.20%
Expected life (in years)	4.00	4.00	4.00 - 4.27

        The weighted-average fair value of options granted during the years ended December 31, 2014, 2013, and 2012 was approximately $5.35, $7.33 and $7.76, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $2.7 million, $2.8 million and $6.9 million, respectively. During the years ended December 31, 2014 and 2013, we received $1.3 million and $2.3 million in cash in connection with the exercise of stock options with no income tax benefit due to our use of Accounting Standard Codification 740—'Income Taxes' (with-and-without approach) ("ASC 740") ordering for purposes of determining when excess benefits have been realized (see Note 12—Income Taxes). The total grant date fair value of stock options vested

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY (Continued)

during the years ended December 31, 2014, 2013 and 2012 was $0.8 million, $1.2 million, $2.8 million, respectively.

        As of December 31, 2014, we had $1.5 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted-average period of 2.5 years.

        Stock options under both the 2005 Plan and the 2007 Plan generally vest ratably over four years with the first year vesting on a "cliff" basis followed by monthly vesting for the remaining three years.

Restricted Stock Awards and Units

        From time to time, we grant restricted stock awards (RSAs) and restricted stock units (RSUs) to our employees. RSAs and RSUs generally vest over three or four years, depending on the terms of the grant. Unvested RSAs have the same rights as those of common shares including voting rights and non-forfeitable dividend rights. However, ownership of unvested RSAs cannot be transferred until they are vested. An unvested RSU is a contractual right to receive a share of common stock only upon its vesting. RSUs have dividend equivalent rights which accrue over the term of the award and are paid if and when the RSUs vest, but they have no voting rights.

        We typically grant time-based RSUs and performance-based RSUs. Time-based RSUs are typically granted on an annual basis to certain non-executive employees and vest in three annual installments on a straight-line basis beginning one year after the grant date. During the years ended December 31, 2014, 2013 and 2012, the Board approved grants of 0.3 million, 0.4 million and 0.4 million RSUs to certain non-executives. Performance-based RSUs are typically granted on an annual basis to certain executive employees and consist of a time-based and performance-based component. The following represents the vesting schedule of performance-based RSUs granted during the years ended December 31, 2014:

Performance Vested RSUs (50% of Award)
Time Vested RSUs (50% of Award)	Performance Goals—each weighted 50%	Potential Award	Further Time Vesting
Vest in 3 annual installments beginning one year after the date of grant	Achievement of at least 70% of a one-year cumulative earnings per share performance goal	Executive may earn from 50% to 200% of the target number of RSUs based on the level of achievement of the performance goal	Earned RSUs vest 50% upon satisfaction of performance goal and 50% on the one-year anniversary of the end of the Performance Period.
	Achievement of at least 90% of a one-year revenue performance goal	Executive may earn from 50% to 200% of the target number of RSUs based on the level of achievement of the performance goal	Earned RSUs vest 50% upon satisfaction of performance goal and 50% on the one-year anniversary of the end of the Performance Period.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY (Continued)

        The following represents the vesting schedule of performance-based RSUs granted during the years ended December 31, 2013 and 2012:

Performance Vested RSUs (50% of Award)
Time Vested RSUs (50% of Award)	Performance Goal	Potential Award	Further Time Vesting
Vest in 3 annual installments beginning one year after the date of grant	Achievement of at least 70% of a two-year cumulative earnings per share performance goal	Executive may earn from 50% to 200% of the target number of RSUs based on the level of achievement of the performance goal	Earned RSUs vest 50% upon satisfaction of performance goal and 50% one year later

        During the years ended December 31, 2014, 2013 and 2012, the Board approved the grant of 0.9 million, 0.9 million and 0.4 million, respectively, RSUs or RSAs to certain executives as part of a performance incentive program.

        The following table summarizes RSA and RSU activity during the years ended December 31, 2014, 2013 and 2012:

	Restricted Stock Awards			Restricted Stock Units
	Shares		Weighted Average Grant Date Fair Value	Units		Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	571,175		$11.87	711,980		$23.43
Granted	18,813		16.48	1,010,559		18.92
Vested	(191,779	)(1)	9.22	(133,555	)(1)	23.25
Forfeited	(42,700)		13.25	(174,323)		20.64

Unvested at December 31, 2012	355,509		13.37	1,414,661		20.61
Granted	21,590		16.56	1,637,114		14.96
Vested	(89,006	)(1)	14.81	(329,542	)(1)	21.52
Forfeited	(77,603)		12.46	(756,566)		14.71

Unvested at December 31, 2013	210,490		13.43	1,965,667		16.50
Granted	9,973		15.04	1,749,993		16.05
Vested	(68,420	)(1)	15.03	(541,888	)(1)	17.64
Forfeited	(144,555)		12.67	(1,176,301)		16.51

Unvested at December 31, 2014	7,488		$15.61	1,997,471		$15.78

(1)
The RSAs vested during the years ended December 31, 2014, 2013 and 2012 consisted entirely of time-based awards. The RSUs vested during the year ended December 31, 2014 consisted of 30,946 performance-based awards and 510,942 time-based awards. The RSUs vested during the year ended December 31, 2013 consisted of 52,288 performance-based awards and 277,254 time-based awards. The RSUs vested during the year ended December 31, 2012 consisted entirely of time-based awards.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY (Continued)

        The total grant date fair value of RSAs vested during the years ended December 31, 2014, 2013 and 2012 was $1.0 million, $1.3 million and $1.8 million, respectively. As of December 31, 2014, we had $0.1 million of total unrecognized share-based compensation expense related to non-vested restricted stock awards, net of expected forfeitures, all of which was related to time-based awards. The unvested RSAs are expected to be amortized over the remaining weighted-average period of 0.36 years.

        The total grant date fair value of RSUs vested during the years ended December 31, 2014, 2013 and 2012 was $9.6 million, $7.1 million and $3.1 million, respectively. As of December 31, 2014, we had $13.0 million of total unrecognized share-based compensation expense related to unvested restricted stock units, net of expected forfeitures, of which $6.2 million is related to performance-based awards and $6.8 million is time-based awards. The unvested RSUs are expected to be amortized over the remaining weighted-average period of 1.49 years, which consists of a remaining weighted-average period of 1.15 years related to performance-based awards and a remaining weighted-average period of 1.78 years related to time-based awards.

Share-based Compensation

        During the years ended December 31, 2014, 2013 and 2012, we recorded $12.7 million, $12.5 million and $11.3 million, respectively, of pre-tax share-based compensation expense of which $0.2 million, $0.7 million and $0.0 million, respectively, related solely to the construction and implementation of our ERP system for use by the entity was capitalized to the consolidated balance sheets until assets are ready for intended use and will be amortized over the useful life of the software upon that date.

Separation Agreements

        On December 27, 2013, John McCarvel resigned from his position as President, Chief Executive Officer (CEO) and director of the Company effective April 30, 2014. Also on December 27, 2013, the Company and Mr. McCarvel entered into a separation agreement providing that the Company will pay Mr. McCarvel (i) a $1.1 million separation payment on the first regularly scheduled payroll date after the effectiveness of his resignation and (ii) a $1.0 million separation payment on the first anniversary of the effectiveness of his resignation. In accordance with ASC 420—Exit or Disposal Cost Obligations, the Company recognized the first and second installment payments of $1.1 million and $1.0 million ratably from December 27, 2013 through April 30, 2014. Mr. McCarvel was also entitled to receive any amount earned pursuant to the Company's 2013 annual incentive program, in such form and at such time as is provided under the terms of such program.

        Pursuant to the separation agreement, unvested share awards that vested through April 30, 2014 amounted to 58,840 shares. Additionally, pursuant to the terms of the separation agreement, Mr. McCarvel forfeited 388,745 share awards which did not vest through April 30, 2014. The separation payments are conditioned upon the effectiveness of Mr. McCarvel's release of claims in favor of the Company and his compliance with the non-competition, non-solicitation and confidentiality covenants contained in the separation agreement.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY (Continued)

Appointment of President and Interim CEO

        On May 13, 2014, the Board appointed Andrew Rees as President of the Company with principal responsibilities for the Crocs brand, effective June 9, 2014. In addition, the Board appointed Mr. Rees as principal executive officer to serve until such time as the Board appoints a Chief Executive Officer of the Company, which it did effective January 28, 2015. Upon commencement of his employment, Mr. Rees was granted an RSU award representing to right to receive shares of our common stock equal to $197,534, based on the closing price of our common stock on the date immediately prior to his start date, which vests in three annual installments beginning on the first anniversary of his start date, subject to his continued employment with us as of each vesting date. In addition, Mr. Rees was granted an RSU award representing the right to receive shares of our common stock equal to $3,500,000, based on a 30 day weighted-average stock price as of May 13, 2014, and such RSU award shall vest based on achievement of certain share price levels before the fourth anniversary of his start date, subject to his continued employment with us. For calendar years after 2014, Mr. Rees is also eligible to participate in the Company's long-term incentive plan, with a target grant value of no less than $700,000, except that the target grant value in 2015 shall be $897,534.

Appointment of CEO

        On December 12, 2014, Gregg Ribatt was appointed our Chief Executive Officer, effective January 28, 2015. In connection with his appointment as Chief Executive Officer, Mr. Ribatt was granted a sign-on time-vesting RSU award representing the right to receive shares of our common stock equal to $2,000,000, based on a 30-day weighted-average stock price as of December 15, 2014. This time-vesting RSU award will vest in three annual installments beginning on the first anniversary of his start date, subject to his continued employment with us as of each vesting date. In addition, Mr. Ribatt was granted a sign-on performance-vesting RSU award, subject to various vesting criteria, representing the right to receive shares of our common stock equal to $6,000,000, based on a 30-day weighted-average stock price as of December 15, 2014. Based on a Monte-Carlo valuation model, the fair value of the RSU was determined to be $2.4 million, or 46.0% of the grant price, which will be expensed on a straight-line basis over a derived service period of 2.5 years, beginning in 2015.

11. ALLOWANCES

        The changes in the allowance for doubtful accounts and reserve for sales returns and allowances for the years ended December 31, 2014, 2013 and 2012, are as follows:

($ thousands)	Balance at Beginning of Year	Charged to costs and expenses	Reversals and Write-offs	Balance at End of Year
Year ended December 31, 2014:
Allowance for doubtful accounts	$3,656	$12,087	$(2,134)	$13,609
Reserve for sales returns and allowances	6,857	23,099	(11,173)	18,783
Year ended December 31, 2013:
Allowance for doubtful accounts	3,441	1,930	(1,715)	3,656
Reserve for sales returns and allowances	9,874	13,888	(16,905)	6,857
Year ended December 31, 2012:
Allowance for doubtful accounts	3,680	$2,166	$(2,405)	$3,441
Reserve for sales returns and allowances	11,828	5,111	(7,065)	9,874

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

        The following table sets forth income before taxes and the expense for income taxes for the years ended December 31, 2014, 2013 and 2012:

	December 31,
($ thousands)	2014	2013	2012
Income (loss) before taxes:
U.S.	$(34,622)	$(7,818)	$12,060
Foreign	26,073	67,777	133,488

Total income (loss) before taxes	(8,549)	59,959	145,548

Income tax expense:
Current income taxes
U.S. federal	(12,049)	3,311	(6,364)
U.S. state	(23)	355	597
Foreign	7,620	22,337	22,953

Total current income taxes	(4,452)	26,003	17,186
Deferred income taxes:
U.S. federal	400	14,968	(3,981)
U.S. state	236	3,639	(4,016)
Foreign	193	4,929	5,016

Total deferred income taxes	829	23,536	(2,981)

Total income tax expense (benefit)	$(3,623)	$49,539	$14,205

        The following table sets forth income reconciliations of the statutory federal income tax rate to our actual rates based on income or loss before income taxes for the years ended December 31, 2014, 2013 and 2012:

	December 31,
($ thousands)	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal benefit	(30.4)	(0.6)	(2.7)
Effects of rates different than statutory & rate change	(62.2)	(47.9)	(25.0)
Non-deductible / Non-taxable items	115.8	3.4	4.6
Change in valuation allowance	(62.8)	35.6	(8.4)
U.S. tax on foreign earnings	(77.4)	38.2	2.0
Uncertain tax positions	294.4	6.8	3.5
Audit settlements	(157.3)	5.1	—
Non-deductible write-off of intercompany debt	—	1.9	—
Non-deductible impairment	—	3.5	—
Write-off of income tax receivable	(18.4)	—	—
Other	5.7	1.6	0.8

Effective income tax rate	42.4%	82.6%	9.8%

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The following table sets forth deferred income tax assets and liabilities as of December 31, 2014 and 2013:

	December 31,
($ thousands)	2014	2013
Current deferred tax assets:
Accrued expenses	$13,217	$13,108
Unrealized loss on foreign currency	342	10
Other	—	1,364
Valuation allowance	(7,008)	(5,139)

Total current deferred tax assets	$6,551	$9,343

Current deferred tax liabilities:
Unremitted earnings of foreign subsidiary	$(14,186)	$(16,102)
Other	(44)	—

Total current deferred tax liabilities.	$(14,230)	$(16,102)

Non-current deferred tax assets:
Stock compensation expense	$9,760	$9,652
Long-term accrued expenses	6,773	3,811
Net operating loss	20,047	24,517
Intangible assets	1,517	895
Property and equipment	12,097	8,527
Future uncertain tax position offset	445	1,804
Unrealized loss on foreign currency	—	639
Foreign tax credit	6,259	8,524
Other	1,207	1,755
Valuation allowance	(40,273)	(41,745)

Total non-current deferred tax assets	$17,832	$18,379

Non-current deferred tax liabilities:
Intangible assets	$—	$—

Total non-current deferred tax liabilities	$—	$—

        We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in those operations. Generally, the earnings of our foreign subsidiaries become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the U.S. As of December 31, 2014, we have provided for deferred U.S. income tax of $14.2 million on $65.8 million of foreign subsidiary earnings. No withholding tax is due with respect to the repatriation of these earnings to the U.S. and none has been provided for.

        As of December 31, 2014, U.S. income and foreign withholding taxes have not been provided on for approximately $450.4 million of unremitted earnings of subsidiaries operating outside of the U.S.

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

        We have deferred tax assets related to certain deductible temporary differences in various tax jurisdictions for which we have recorded a valuation allowance of $47.3 million against these deferred tax assets because we do not believe that it is more likely than not that we will be able to realize these deferred tax assets. The significant components of the deferred tax assets for which a valuation allowance has been applied consist of net operating losses in certain tax jurisdictions for which management believes there is not sufficient positive evidence that such net operating losses will be realized against future income and book expenses not deductible for tax purposes in the current year such as inventory impairment reserves, equity compensation and unrealized foreign exchange loss that would increase such net operating losses in the same jurisdictions. These temporary differences are amounts which arose in jurisdictions where (i) current losses exist, (ii) such losses are in excess of any loss carryback potential, (iii) any tax planning strategies exist with which to overcome such losses are cost prohibitive and (iv) no profits are projected for the following year. For these reasons it is determined that it is more likely than not that these deferred tax assets will not be realized and a valuation allowance has been provided with respect to these deferred tax assets.

        As of December 31, 2014, we had U.S. federal net operating loss carryforwards of $1.3 million, state net operating loss carryforwards of $109.5 million and foreign tax credits of $1.1 million which will expire at various dates between 2025 and 2035. We do not believe that it is more likely than not that the benefit from certain federal and state net operating losses and foreign tax credits will be realized. Consequently, we have a valuation allowance of $6.8 million on the deferred tax assets relating to these tax attributes.

        As of December 31, 2014, we have a foreign deferred tax asset of $19.5 million reflecting the benefit of $54.2 million in foreign net operating loss carryforwards, some of which have an indefinite life. We do not believe it is more likely than not that the benefit from certain foreign net operating loss carryforwards will be realized. Consequently, we have provided a valuation allowance of $19.5 million on the deferred tax assets relating to these foreign net operating loss carryforwards.

        We had approximately $10.2 million in net deferred tax assets as of December 31, 2014. Approximately $8.2 million of the net deferred tax assets were located in foreign jurisdictions for which a sufficient history and expected future profits indicated that it is more likely than not that such deferred tax assets will be realized. Pre-tax profit of approximately $35.5 million is required to realize the net deferred tax assets.

        As of December 31, 2014, approximately $0.4 million of net deferred tax assets consists of deferred tax assets related to estimated liabilities for uncertain tax positions that would be realized if such liabilities are actually incurred. The deferred tax assets represent primarily the reduction in tax expense that would occur upon an increase of intercompany royalty expense by various taxing authorities. Approximately $2.2 million of taxable income would have to be recognized to realize these deferred tax assets.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        As a result of certain accounting realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $16.8 million if and when such deferred tax assets are ultimately realized. We use ASC 740 with-and-without ordering for purposes of determining when excess tax benefits have been realized.

        The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits during the years ended December 31, 2014, 2013 and 2012:

($ thousands)	2014	2013	2012
Unrecognized tax benefit—January 1	$31,616	$31,900	$44,537
Gross increases—tax positions in prior period	7	572	—
Gross decreases—tax positions in prior period	(3,711)	(2,086)	(425)
Gross increases—tax positions in current period	904	3,743	4,310
Settlements	(20,210)	(2,291)	(16,260)
Lapse of statute of limitations	(162)	(222)	(262)

Unrecognized tax benefit—December 31	$8,444	$31,616	$31,900

        Unrecognized tax benefits of $8.4 million, $31.6 million and $31.9 million as of December 31, 2014, 2013 and 2012, respectively, if recognized, would reduce our annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

        Interest and penalties related to income tax liabilities are included in income tax expense in the consolidated statement of operations. For the years ended December 31, 2014, 2013 and 2012, we recorded approximately $0.8 million, $0.6 million and $0.6 million, respectively, of penalties and interest. We released $4.9 million of interest from settlements, lapse of statutes and change in certainty. The cumulative accrued balance of penalties and interest was $0.9 million, $5.0 million and $4.4 million, as of December 31, 2014, 2013 and 2012, respectively.

        Unrecognized tax benefits consist primarily of tax positions related to intercompany transfer pricing in multiple international jurisdictions. The gross increase for tax positions in current and prior periods in 2014 of $0.9 million primarily includes specific transfer pricing exposures in various jurisdictions. The gross decrease for tax positions for prior periods in 2014 of $24.1 million are mostly the result of audits in several major jurisdictions including the US and Canada which are effectively settled. Although the timing of the resolution, settlement, and closure of any audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $8.4 million.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The following table sets forth the remaining tax years subject to examination for the major jurisdictions where we conduct business as of December 31, 2014:

Netherlands	2007 to 2014
Canada	2007 to 2014
Japan	2008 to 2014
China	2007 to 2014
Singapore	2009 to 2014
United States	2011 to 2014

        State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to two years after formal notification to the states.

13. EARNINGS PER SHARE

        The following table illustrates the basic and diluted earnings (loss) per share ("EPS") computations for the years ended December 31, 2014, 2013 and 2012. See Note 1—Organization & Summary of Significant Accounting Policies for additional detail regarding our EPS calculations.

	Year Ended December 31,
($ thousands, except per share data)	2014	2013	2012
Numerator
Net income (loss) attributable to common stockholders	$(18,962)	$10,420	$131,343
Less: adjustment for income allocated to participating securities	—	(36)	(645)

Net income (loss) attributable to common stockholders—basic and diluted	$(18,962)	$10,384	$130,698

Denominator
Weighted average common shares outstanding—basic	85,140	87,989	89,571
Plus: dilutive effect of stock options and unvested restricted stock units	—	1,100	1,017

Weighted average common shares outstanding—diluted	85,140	89,089	90,588

Net income (loss) attributable per common share:
Basic	$(0.22)	$0.12	$1.46
Diluted	$(0.22)	$0.12	$1.44

        For the years ended December 31, 2014, 2013 and 2012, 2.0 million, 1.0 million and 1.4 million options and RSUs, respectively, were not included in the calculation of diluted EPS as their effect would have been anti-dilutive.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EARNINGS PER SHARE (Continued)

Stock Repurchase Plan Authorizations

        We continue to evaluate options to maximize the returns on our cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock.

        On December 26, 2013, our Board approved the repurchase of up to $350.0 million of our common stock. This authorization effectively replaced our previous stock repurchase authorizations. The number, price, structure and timing of the repurchases will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. Our Board may suspend, modify or terminate the repurchase program at any time without prior notice.

        During the year ended December 31, 2014, we repurchased approximately 10.6 million shares at a weighted-average price of $13.75 per share for an aggregate price of approximately $145.6 million excluding related commission charges under our publicly-announced repurchase plan. During the year ended December 31, 2013, we repurchased approximately 0.8 million shares at an average price of $14.99 for an aggregate price of approximately $12.5 million excluding related commission charges, under our publicly-announced repurchase plan.

        As of December 31, 2014, subject to certain restrictions on repurchases under our revolving credit facility, we had $202.1 million of our common shares available for repurchase under previously announced repurchase authorizations.

14. SERIES A PREFERRED STOCK

        On January 27, 2014, we issued to Blackstone, together with the Blackstone Purchasers, 200,000 shares of our Series A Preferred Stock for an aggregate purchase price of $198.0 million, or $990 per share, pursuant to an Investment Agreement between us and Blackstone, dated December 28, 2013 (as amended, the "Investment Agreement"). In connection with the issuance of the Series A Preferred Stock (the "Closing"), we received proceeds of $182.2 million after deducting the issuance discount of $2.0 million and direct and incremental expenses of $15.8 million including financial advisory fees, closing costs, legal expenses and other offering-related expenses.

Participation Rights and Dividends

        The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Series A Preferred Stock has a stated value of $1,000 per share, and holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum. If we fail to make timely dividend payments, the dividend rate will increase to 8% per annum until such time as all accrued but unpaid dividends have been paid in full. Holders of Series A Preferred Stock are entitled to receive dividends declared or paid on our common stock and are entitled to vote together with the holders of our common stock as a single class, in each case, on an as-converted basis. As of December 31, 2014, we have accrued dividends of $3.1 million on the consolidated balance sheets, which were paid in cash to holders of the Series A Preferred Stock on January 2, 2015. Holders of Series A Preferred Stock have certain limited

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SERIES A PREFERRED STOCK (Continued)

special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

Conversion Features

        The Series A Preferred Stock is convertible at the option of the holders at any time after the Closing into shares of common stock at an implied conversion price of $14.50 per share, subject to adjustment. At our election, all or a portion of the Series A Preferred Stock will be convertible into the relevant number of shares of common stock on or after the third anniversary of the Closing, if the closing price of the common stock equals or exceeds $29.00 for 20 consecutive trading days. The Series A Preferred Stock is convertible into 13,793,100 shares of our common stock based on the conversion rate in place as of December 31, 2014. The conversion rate is subject to the following customary anti-dilution and other adjustments:

  1)
  The occurrence of common stock dividends or distributions, stock splits or combinations, and equity reclassifications.

  2)
  The distribution of rights, options, or warrants to all holders of common stock entitling them to purchase shares of common stock at a price per share that is less than the closing price of the Company's common stock.

  3)
  Pursuant to a tender offer or exchange offer to purchase outstanding shares of common stock for consideration valued at an amount greater than the closing price of the Company's common stock.

  4)
  If the Company distributes evidences of its indebtedness, assets, other property or securities or rights, options or warrants to acquire its Capital Stock.

  5)
  If the Company has any stockholder rights plan in effect with respect to the common stock on the date of conversion, upon conversion of the Series A Preferred Stock, the holder will also receive (in addition to the common stock pursuant to the conversion) the rights under such rights plan, unless those rights (a) become exercisable before the conversion of the Series A Preferred Stock, or (b) are separated from the common stock (each a "Trigger Event"). Upon the occurrence of a Trigger Event, the Series A Preferred Stock conversion rate will be adjusted in accordance with 1) or 2) described above.

  6)
  If the Company issues shares of common stock (or other instruments convertible into common stock) for valuable consideration, the conversion price is adjusted if (a) the offering price is less than the conversion price and (b) if the offering is at a price less than the fair market value of the Company's common stock on the date of issuance.

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

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SERIES A PREFERRED STOCK (Continued)

        In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features which are not solely within the control of the issuer are required to be presented outside of permanent equity on the consolidated balance sheets. Under the Investment Agreement and as noted above, the holder has the option to redeem the Series A Preferred Stock any time after January 27, 2022 or upon a change in control. As such, the Series A Preferred Stock is presented in temporary or mezzanine equity on the consolidated balance sheets and will be accreted up to the stated redemption value of $203.1 million using an appropriate accretion method over a redemption period of eight years, as this represents the earliest probable date at which the Series A Preferred Stock will become redeemable.

15. COMMITMENTS AND CONTINGENCIES

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

        Future minimum annual rental commitments under non-cancelable operating leases for each of the five succeeding years as of December 31, 2014, are as follows (in thousands):

Fiscal years ending December 31,
2015	$79,087
2016	56,688
2017	42,911
2018	34,473
2019	29,481
Thereafter	115,071

Total minimum lease payments(1)	$357,711

(1)
Minimum lease payments have not been reduced by minimum sublease rentals of $1.0 million due in the future under non-cancelable subleases. They also do not include contingent rentals which may be paid under certain retail leases on a basis of percentage of sales in excess of stipulated amounts.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table summarizes the composition of rent expense under operating leases for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Minimum rentals(1)	$108,466	$101,721	$84,671
Contingent rentals	16,875	18,178	16,519
Less: Sublease rentals	(868)	(646)	(619)

Total rent expense	$124,473	$119,253	$100,571

(1)
Minimum rentals include all lease payments as well as fixed and variable common area maintenance ("CAM"), parking and storage fees, which were approximately $9.6 million, $9.7 million and $8.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Purchase Commitments

        As of December 31, 2014 and 2013, we had firm purchase commitments with certain third-party manufacturers of $202.3 million and $172.3 million, respectively.

        In December 2011, we renewed and amended our supply agreement with Finproject S.p.A. (formerly known as Finproject s.r.l.), which provides us the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that we meet minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2016. Historically, the minimum purchase requirements have not been onerous and we do not expect them to become onerous in the future. Depending on the material purchased, pricing was either based on contracted price or was subject to quarterly reviews and fluctuates based on order volume, currency fluctuations and raw material prices. Pursuant to the agreement, we guarantee the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.3 million as of December 31, 2014), through a letter of credit that was issued to Finproject S.p.A.

Government Tax Audits

        We are regularly subject to, and are currently undergoing, audits by tax authorities in the United States and several foreign jurisdictions for prior tax years.

        In April 2013, Brazil's State of Sao Paulo, Brazil government ("Brazil") assessed sales taxes, interest and penalties for the period April 2009 to May 2011. We had previously tendered these taxes using Brazil obligations purchased at a discount from third parties. On May 22, 2013, we applied for amnesty in order to receive a significant reduction in penalties and interest, agreed to amend our 2009 through 2012 tax returns to remove the Brazil obligations, and agreed to settle the assessment in cash to Brazil. In June 2013, cash payment was made to Brazil, in full satisfaction of the Brazil assessment and amended tax returns. Brazil is making court-ordered payments to holders of the Brazil obligations along with accrued interest. We anticipate that the Brazil obligations (plus accrued interest) will be paid by Brazil in accordance with the court-orders, however, during the year ended December 31, 2014, we reserved the entire carrying balance of the Brazil obligation. The net impact of the above is a

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

$3.5 million charge to operating income recorded during the year ended December 31, 2014. As of December 31, 2013, the carrying balance of the Brazil obligations was $3.5 million, which was recorded in 'Other assets' on the consolidated balance sheets. The net impact of the above is a $6.1 million charge to operating income recorded during the year ended December 31, 2013.

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

        See Note 17—Legal Proceedings for further details regarding potential loss contingencies related to government tax audits and other current legal proceedings.

16. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

        For 2014, 2013 and 2012, we had four reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, Japan and Europe. We also have an "Other businesses" category which aggregates insignificant operating segments that do not meet the reportable segment threshold and represent manufacturing operations located in Mexico, Italy and Asia. The composition of our reportable operating segments is consistent with that used by our chief operating decision maker, ("CODM") to evaluate performance and allocate resources.

        During the first quarter of 2013, we adjusted our operating segment structure for internal reports reviewed by the CODM by presenting Japan separate from the Asia Pacific segment. This change was made due to the volatility of the Japanese yen and the macroeconomic environment within Japan as well as negative sales growth compared to the rest of the Asia Pacific segment, which resulted in the need for a regular review of the operating results of Japan by management and the CODM in order to better evaluate performance and allocate resources for the consolidated business. Results from operations for the year ended December 31, 2012 was restated for this change.

        Subsequent to December 31, 2014, we have determined that for fiscal 2015, our internal reports reviewed by the CODM will revert back to include Japan in the Asia Pacific segment. This change is to align reporting to our new strategic model and management structure, as Japan and Asia Pacific will be managed and analyzed as one operating segment by management and the CODM, to better allocate resources. Therefore, there will be three reportable operating segments for 2015.

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

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

        The following tables set forth information related to our reportable operating business segments as of and for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
($ thousands)	2014	2013	2012
Revenues:
Americas	$489,915	$498,552	$495,852
Asia Pacific	350,449	342,752	292,846
Japan	123,461	134,863	164,565
Europe	233,604	216,259	169,464

Total segment revenues	1,197,429	1,192,426	1,122,727
Other businesses	794	254	574

Total consolidated revenues	$1,198,223	$1,192,680	$1,123,301

Operating income:
Americas	$48,347 (1)	$61,894 (1)	$85,538 (1)
Asia Pacific	47,753 (2)	80,693 (2)	74,535
Japan	27,382 (3)	37,560 (3)	66,293
Europe	24,517 (4)	16,192	21,678

Total segment operating income	147,999	196,339	248,044
Reconciliation of total segment operating income to income before income taxes:
Other businesses	(19,400)	(20,811)	(10,805)
Intersegment eliminations	(1,498)	61	60
Unallocated corporate and other(5)	(131,827)	(112,494)	(91,125)

Total consolidated operating income (loss)	(4,726)	63,095	146,174
Foreign currency transaction gains, net	4,885	4,678	2,500
Interest income	(1,664)	(2,432)	(1,697)
Interest expense	806	1,016	837
Other income, net	(204)	(126)	(1,014)

Income (loss) before income taxes	$(8,549)	$59,959	$145,548

Depreciation and amortization:
Americas	$11,670	$10,384	$9,849
Asia Pacific	5,186	5,032	4,869
Japan	1,538	1,454	2,053
Europe	3,761	5,108	3,116

Total segment depreciation and amortization	22,155	21,978	19,887
Other businesses	5,900	8,002	7,003
Unallocated corporate and other(5)	9,358	11,526	9,804

Total consolidated depreciation and amortization	$37,413	$41,506	$36,694

(1)
Includes $4.0 million, $3.9 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, of asset impairment charges related to 36, 23 and four underperforming retail locations, respectively.

(2)
Includes $2.8 million and $0.2 million for the year ended December 31, 2014 and 2013, respectively, of asset impairment charges related to 14 and two underperforming retail locations, respectively.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

(3)
Includes $6.6 million for the year ended December 31, 2013 of asset impairment charges related to 35 underperforming retail locations.

(4)
Includes $2.0 million for the year ended December 31, 2014 of asset impairment charges related to 27 underperforming retail locations.

(5)
Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, restructuring, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies. See Note 6—Restructuring for additional details.

        The following table sets forth asset information related to our reportable operating business segments as of December 31, 2014 and December 31, 2013:

	December 31,
($ thousands)	2014	2013
Assets:
Americas	$127,077	$139,855
Asia Pacific	166,878	177,343
Japan	34,032	51,155
Europe	166,285	137,701

Total segment current assets	494,272	506,054
Other businesses	18,132	14,093
Unallocated corporate and other(1)	27,337	63,743
Deferred tax assets, net	4,190	4,440
Income tax receivable	9,332	10,630
Other receivables	11,989	11,942
Prepaid expenses and other current assets	30,156	29,175

Total current assets	595,408	640,077
Property and equipment, net	68,288	86,971
Intangible assets, net	97,337	72,314
Goodwill	2,044	2,508
Deferred tax assets, net	17,886	19,628
Other assets	25,968	53,661

Total consolidated assets	$806,931	$875,159

(1)
Corporate assets primarily consist of cash and equivalents.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

        There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2014, 2013 and 2012. The following table sets forth certain geographical and other information regarding our revenues during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
($ thousands)	2014	2013	2012
Product:
Footwear	$1,169,247	$1,155,377	$1,076,210
Other	28,976	37,303	47,091

Total revenues	$1,198,223	$1,192,680	$1,123,301

Location:
United States	$435,154	$401,948	$396,121
International	763,069	790,732	727,180

Total revenues	$1,198,223	$1,192,680	$1,123,301

Foreign country revenues in excess of 10% of total revenues:
Japan	$123,461	$134,863	$164,565

        The following table sets forth geographical information regarding our property and equipment assets as of December 31, 2014 and 2013:

	December 31,
($ thousands)	2014	2013
Location:
United States	$45,046	$56,262
International	23,242	30,709

Total long-lived assets(1)	$68,288	$86,971

(1)
Not more than 10% of our long-lived assets resided in any individual foreign country in 2014 or 2013.

17. LEGAL PROCEEDINGS

        We and certain current and former officers and directors were named as defendants in complaints filed by investors in the United States District Court for the District of Colorado. The first complaint was filed in November 2007 and several other complaints were filed shortly thereafter. These actions were consolidated and, in September 2008, the district court appointed a lead plaintiff and counsel. An amended consolidated complaint was filed in December 2008. The amended complaint purported to state claims under Sections 10(b), 20(a), and 20A of the Exchange Act on behalf of a class of all persons who purchased our common stock between April 2, 2007 and April 14, 2008 (the "Class Period"). The amended complaint also added our independent auditor as a defendant. The amended complaint alleged that, during the Class Period, the defendants made false and misleading public statements about us and our business and prospects and, as a result, the market price of our common

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. LEGAL PROCEEDINGS (Continued)

stock was artificially inflated. The amended complaint also claimed that certain current and former officers and directors traded in our common stock on the basis of material non-public information. The amended complaint sought compensatory damages on behalf of the alleged class in an unspecified amount, including interest, and also sought attorneys' fees and costs of litigation. On February 28, 2011, the District Court granted motions to dismiss filed by the defendants and dismissed all claims. A final judgment was thereafter entered. Plaintiffs subsequently appealed to the United States Court of Appeals for the Tenth Circuit. We and those current and former officers and directors named as defendants entered into a Stipulation of Settlement with the plaintiffs to resolve all claims asserted against us by the plaintiffs on behalf of the putative class. Our independent auditor was not a party to the Stipulation of Settlement. The Stipulation of Settlement received preliminary approval from the District Court on August 28, 2013. On September 18, 2014, the District Court entered an order of final approval of the settlement and, on September 19, 2014, the District Court entered final judgment dismissing the action against us and those current and former officers and directors named as defendants in its entirety with prejudice. The full settlement amount has been paid by our insurers. Since no notice of appeal was filed during the appeal period, this action is now terminated as to Crocs and its affiliated individuals. Crocs considers this matter closed.

        We are currently subject to an audit by U.S. Customs & Border Protection ("CBP") in respect of the period from 2006 to 2010. In October 2013, CBP issued the final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review and recommends collection of the duties due. We responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection. Additionally, on December 12, 2014, we made an offer to settle CBP's potential claims and tendered $3.5 million. At this time, it is not possible to determine how long it will take CBP to evaluate our offer or to predict whether our offer will be accepted. Likewise, if a settlement cannot be reached, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

        Mexico's Federal Tax Authority ("SAT") has audited the company's records regarding imports and exports during the period from January 2006 to July 2011. There were two phases to the audit, the first for capital equipment and finished goods and the second for raw materials. The first phase was completed and no major discrepancies were noted by the SAT. On January 9, 2013, Crocs received a notice for the second phase in which the SAT issued a tax assessment (taxes and penalties) of roughly 280.0 million pesos (approximately $22.0 million) based on the value of all of Crocs' imported raw materials during the audit period. We believe that the proposed penalty amount is unfounded and without merit. With the help of local counsel we filed an appeal by the deadline of March 15, 2013. We have argued that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT. In connection with the appeal, the SAT required us to post an appeal surety bond in the amount of roughly 321.0 million pesos (approximately $26.0 million), which amount reflects estimated additional penalties and interest if we are not successful on our appeal. This amount will be adjusted on an annual basis. On November 27, 2014, the Superior Chamber of the Federal Tax Court ruled in favor of Crocs and annulled the tax assessment and the corresponding penalty. Crocs anticipates that the SAT will appeal this ruling. It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

        Crocs is currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010-2014. On January 13, 2015 Crocs was notified about the issuance of

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. LEGAL PROCEEDINGS (Continued)

assessments totaling roughly $5.25 million for the period January 2010 through May 2011. Crocs has disputed these assessments and asserted defenses to the claims. On February 25, 2015, Crocs received additional assessments totaling roughly $11.54 million related to the remainder of the audit period. Crocs is in the process of reviewing these assessments, however, it expects to contest and file defenses to these claims as well. It is not possible at this time to predict the outcome of this matter.

        As of December 31, 2014, we have accrued a total of $5.1 million relating to these litigation matters and other disputes. We estimate that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $9.1 million in the aggregate, in excess of the amount accrued.

        Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial position, results of operations or cash flows.

18. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

	For the Quarter Ended
($ thousands, except per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$312,429	$376,920	$302,401	$206,473
Gross profit	$156,227	$202,571	$155,017	$76,530
Restructuring	$2,250	$4,060	$7,585	$6,637
Asset impairment charges	$—	$3,230	$2,600	$2,997
Income (loss) from operations	$16,822	$41,911	$1,113	$(64,572)
Net income (loss)	$9,124	$23,277	$15,767	$(53,094)
Net income (loss) attributable to common stockholders	$6,373	$19,523	$12,009	$(56,867)
Basic income (loss) per common share	$0.06	$0.19	$0.12	$(0.70)
Diluted income (loss) per common share	$0.06	$0.19	$0.12	$(0.70)

	For the Quarter Ended
($ thousands, except per share data)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$311,656	$363,827	$288,524	$228,673
Gross profit	$165,849	$200,867	$153,581	$102,901
Asset impairment charges	$—	$202	$—	$10,747
Income (loss) from operations	$37,650	$50,419	$17,907	$(42,881)
Net income (loss)	$28,961	$35,356	$13,036	$(66,933)
Basic income (loss) per common share	$0.33	$0.40	$0.15	$(0.76)
Diluted income (loss) per common share	$0.33	$0.40	$0.15	$(0.76)

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Continued)

        During the three months ended December 31, 2014, we recorded the following charges that affect the comparability of information between periods:

  •
  Inventory write-down charges of $10.0 million related to obsolete inventory including raw materials, footwear and accessories. See Note 2—Inventories for further discussions regarding these charges.

        During the three months ended December 31, 2013, we recorded the following charges that affect the comparability of information between periods:

  •
  Tax expenses of $26.8 million related to our cash repatriation activities as well as a valuation allowance adjustment. See Note 12—Income Taxes for further discussions regarding these charges.

  •
  Retail asset impairment charges of $10.4 million for certain underperforming locations in our Americas, Asia Pacific and Europe segments as well as $0.3 million in goodwill impairment charges. See Note 3—Property & Equipment and Note 4—Goodwill & Intangible Assets for further discussions regarding these charges.

  •
  Legal contingency accruals of $5.7 million recorded in selling, general and administrative expenses. See Note 17—Legal Proceedings for further discussions regarding these charges.

  •
  Inventory write-down charges of $3.4 million related to obsolete inventory including raw materials, footwear and accessories. See Note 2—Inventories for further discussions regarding these charges.

  •
  Professional services fees of $1.1 million associated with our recent investment agreement with Blackstone and cash repatriation activities. See Note 19—Subsequent Events for further discussions regarding these charges.

19. SUBSEQUENT EVENTS

        Accounting Standards Update No. 2010-09 to ASC Topic 855, Subsequent Events, requires the Company to disclose the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the date the financial statements were issued, and has determined there are no other subsequent events to be reported.