Form 10-Q
period 2015-06-30
Crocs, Inc.
filed 2015-08-07
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 27, 2015, Crocs, Inc. had 74,684,613 shares of its $0.001 par value common stock outstanding.

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

i

Crocs, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2015

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$345,671	$376,920	$607,864	$689,349
Cost of sales	155,801	172,320	290,624	328,522
Restructuring charges (Note 6)	—	2,029	—	2,029
Gross profit	189,870	202,571	317,240	358,798
Selling, general and administrative expenses	168,636	153,370	294,705	290,525
Restructuring charges (Note 6)	2,810	4,060	6,473	6,310
Asset impairment charges (Note 2)	2,075	3,230	2,075	3,230
Income from operations	16,349	41,911	13,987	58,733
Foreign currency transaction gain (loss), net	(217)	(220)	277	(2,988)
Interest income	196	403	484	880
Interest expense	(260)	(128)	(479)	(319)
Other income (loss), net	(80)	30	(411)	171
Income before income taxes	15,988	41,996	13,858	56,477
Income tax expense	(2,562)	(18,719)	(2,857)	(24,076)
Net income	$13,426	$23,277	$11,001	$32,401

Dividends on Series A convertible preferred stock (Note 13)	(3,000)	(3,033)	(5,833)	(5,166)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature (Note 13)	(736)	(721)	(1,457)	(1,339)
Net income attributable to common stockholders	$9,690	$19,523	$3,711	$25,896

Net income per common share (Note 12):
Basic	$0.11	$0.19	$0.04	$0.26
Diluted	$0.11	$0.19	$0.04	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

($ thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$13,426	$23,277	$11,001	$32,401
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	6,297	221	(17,567)	(759)
Total comprehensive income (loss)	$19,723	$23,498	$(6,566)	$31,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ thousands, except number of shares)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$197,279	$267,512
Accounts receivable, net of allowances of $42,694 and $32,392, respectively	172,762	101,217
Inventories (Note 3)	182,626	171,012
Deferred tax assets, net	3,951	4,190
Income tax receivable	15,443	9,332
Other receivables	12,069	11,989
Prepaid expenses and other assets	33,308	30,156
Total current assets	617,438	595,408
Property and equipment, net (Note 2, 7)	59,501	68,288
Intangible assets, net	90,336	97,337
Goodwill	2,227	2,044
Deferred tax assets, net	17,687	17,886
Other assets	23,259	25,968
Total assets	$810,448	$806,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,510	$42,923
Accrued expenses and other liabilities (Note 5)	98,206	80,216
Deferred tax liabilities, net	11,726	11,869
Accrued restructuring (Note 6)	3,719	4,511
Income taxes payable	10,389	9,078
Current portion of long-term borrowings and capital lease obligations	5,350	5,288
Total current liabilities	213,900	153,885
Long-term income tax payable	4,172	8,843
Long-term borrowings and capital lease obligations	3,691	6,381
Long-term accrued restructuring (Note 6)	216	348
Other liabilities	11,209	12,277
Total liabilities	233,188	181,734
Commitments and contingencies (Note 14)
Series A convertible preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 200,000 shares issued and outstanding, redemption amount and liquidation preference of $203,000 and $203,067 as of June 30, 2015 and December 31, 2014, respectively (Note 13)	174,136	172,679
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 4,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 92,505,166 and 75,845,884 shares issued and outstanding, respectively, as of June 30, 2015 and 92,325,201 and 78,516,566 shares issued and outstanding, respectively, as of December 31, 2014	93	92
Treasury stock, at cost, 17,059,282 and 13,808,635 shares as of June 30, 2015 and December 31, 2014, respectively	(241,324)	(200,424)
Additional paid-in capital	351,094	345,732
Retained earnings	329,180	325,470
Accumulated other comprehensive loss	(35,919)	(18,352)
Total stockholders’ equity	403,124	452,518
Total liabilities, commitments and contingencies and stockholders’ equity	$810,448	$806,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$11,001	$32,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,108	20,751
Unrealized gain on foreign exchange, net	(180)	(10,892)
Asset impairment charges	2,075	3,230
Provision for doubtful accounts, net	6,220	3,867
Share-based compensation	6,492	8,331
Inventory write-down charges	—	2,029
Other non-cash items	163	732
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(80,201)	(94,840)
Inventories	(15,862)	(30,769)
Prepaid expenses and other assets	(3,347)	(563)
Accounts payable	43,383	34,015
Accrued expenses and other liabilities	18,926	7,760
Accrued restructuring	(804)	3,839
Income taxes	(10,025)	3,130
Cash used in operating activities	(3,051)	(16,979)
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(4,176)	(11,376)
Proceeds from disposal of property and equipment	—	43
Cash paid for intangible assets	(5,496)	(18,944)
Change in restricted cash	531	(788)
Cash used in investing activities	(9,141)	(31,065)
Cash flows from financing activities:
Proceeds from preferred stock offering, net of issuance costs of $0.0 million and $15.8 million, respectively	—	182,220
Dividends - Series A preferred stock	(5,900)	(2,134)
Repayment of bank borrowings and capital lease obligations	(2,630)	(2,372)
Deferred debt issuance costs	(57)	—
Issuances of common stock	959	1,209
Purchase of treasury stock	(42,727)	(47,005)
Repurchase of common stock for tax withholding	(261)	(787)
Cash provided by (used in) financing activities	(50,616)	131,131
Effect of exchange rate changes on cash	(7,425)	8,722
Net increase (decrease) in cash and cash equivalents	(70,233)	91,809
Cash and cash equivalents - beginning of period	267,512	317,144
Cash and cash equivalents - end of period	$197,279	$408,953
Supplemental disclosure of cash flow information - cash paid during the period for:
Interest, net of capitalized interest	$479	$204
Income taxes	$13,371	$23,174
Supplemental disclosure of non-cash investing and financing activities:
Accrued purchases of property and equipment	$460	$3,577
Accrued purchases of intangibles	$78	$8,667
Accrued dividends	$3,000	$3,033
Accretion of dividend equivalents	$1,457	$1,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              ORGANIZATION & BASIS OF PRESENTATION

Organization

Crocs, Inc. and its subsidiaries (collectively the “Company,” “we,” “our” or “us”) are engaged in the design, development, manufacturing, marketing and distribution of footwear, apparel and accessories for men, women and children.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) but does not contain all information required for complete financial statements. The accompanying unaudited condensed consolidated financial statements and these notes thereto should be read in conjunction with the 2014 Form 10-K. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair statement of the results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

Reclassifications

Certain prior period amounts on the condensed consolidated financial statements have been reclassified to conform to current period presentation. We segregated certain restructuring charges recorded to selling, general and administrative expense on the condensed consolidated statements of operations during the three and six months ended June 30, 2014 to the restructuring charges line item. These reclassifications had no effect on income from operations, current liabilities or cash used in operating activities.

Recently Issued Accounting Pronouncements

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for us beginning in our first quarter of 2016. Early adoption is permitted. We do not expect that this pronouncement will have a material impact on our condensed consolidated financial statements.

Share-Based Payments

On June 19, 2014, the FASB issued ASU 2014-12 in response to the EITF consensus on Issue 13-D. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. This ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. We do not expect that this pronouncement will have a material impact on our condensed consolidated financial statements.

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

• Identifies the performance obligations in the contract (Step 2)

• Determines the transaction price (Step 3)

• Allocates the transaction price to the performance obligations in the contract (Step 4)

• Recognizes revenue when (or as) the entity satisfies a performance obligation (Step 5)

The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of the ASU’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (e.g., sales of property, plant, and equipment, real estate or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. Compared with current GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. On July 9, 2015, the FASB deferred the effective date to reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. We are currently evaluating the impact that this pronouncement will have on our condensed consolidated financial statements.

Inventory

In July 2015, the FASB issued ASU No. 2015-11: Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This standard is effective prospectively beginning January 1, 2017, with early adoption permitted. The Company is currently assessing this ASU’s impacts on Crocs’ consolidated results of operations and financial condition.

Other new pronouncements issued but not effective until after June 30, 2015 are not expected to have a material impact on our financial position, results of operations or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per Share

Basic and diluted earnings per common share (“EPS”) is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is a security that may participate in undistributed earnings with common stock had those earnings been distributed in any form. Our Series A convertible preferred stock (“Series A preferred stock”) issued in 2014 represents participating securities as holders of the Series A preferred stock are entitled to receive any and all dividends declared or paid on common stock on an as-converted basis. In addition, shares of our non-vested restricted stock and restricted stock unit awards are considered participating securities as they represent unvested share-based payment awards containing non-forfeitable rights to dividends. As such, these participating securities must be included in the computation of EPS pursuant to the two-class method on a pro-rata, as-converted basis. Diluted EPS reflects the potential dilution from securities that could share in our earnings. In addition, the dilutive effect of each participating security is calculated using the more dilutive of the two-class method described above. This method assumes that the securities remain in their current form, or the if-converted method, which assumes conversion to common stock as of the beginning of the reporting date. Anti-dilutive securities are excluded from diluted EPS. See Note 12—Earnings Per Share for further discussion.

Asset Impairments

We periodically evaluate all of our long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. The following table summarizes retail asset impairment charges by reportable operating segment for the three and six months ended June 30, 2015 and 2014 related to certain underperforming stores that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over the remaining economic life of those assets:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Impairment Charge	Number of Stores	Impairment Charge	Number of Stores	Impairment Charge	Number of Stores	Impairment Charge	Number of Stores
	(in thousands, except store count data)
Americas	$686	4	$1,247	16	$686	4	$1,247	16
Asia Pacific	515	8	444	12	515	8	444	12
Europe	874	7	1,539	9	874	7	1,539	9
Total asset impairment	$2,075	19	$3,230	37	$2,075	19	$3,230	37

Depreciation

During the three months ended June 30, 2015 and 2014, we recorded $4.3 million and $6.3 million, respectively, in depreciation expense of which $0.4 million and $0.4 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. During the six months ended June 30, 2015 and 2014, we recorded $9.0 million and $11.7 million, respectively, in depreciation expense of which $1.0 million and $0.9 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. As of June 30, 2015 and December 31, 2014, accumulated depreciation was $109.9 million and $99.8 million, respectively.

3. INVENTORIES

The following table summarizes inventories by major classification as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(in thousands)
Finished goods	$176,742	$167,515
Work-in-progress	386	703
Raw materials	5,498	2,794
Total inventories	$182,626	$171,012

4. GOODWILL & INTANGIBLE ASSETS

The following table summarizes the goodwill and identifiable intangible assets as of June 30, 2015 and December 31, 2014:

	June 30, 2015					December 31, 2014
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(in thousands)
Capitalized software	$165,277	(1)	$(76,883	)(2)	$88,394	$157,615	(1)	$(62,591	)(2)	$95,024
Customer relationships	5,053		(5,053)		—	5,945		(5,798)		147
Patents, copyrights, and trademarks	6,594		(4,959)		1,635	6,702		(4,931)		1,771
Core technology	4,170		(4,170)		—	4,170		(4,170)		—
Other	350		(350)		—	698		(636)		62
Total finite lived intangible assets	181,444		(91,415)		90,029	175,130		(78,126)		97,004
Indefinite lived intangible assets	307		—		307	333		—		333
Goodwill (3)	2,227		—		2,227	2,044		—		2,044
Goodwill and intangible assets	$183,978		$(91,415)		$92,563	$177,507		$(78,126)		$99,381

(1)         Includes $4.1 million of software held under a capital lease classified as capitalized software as of June 30, 2015 and December 31, 2014, respectively.

(2)         Includes $2.8 million and $2.5 million of accumulated amortization of software held under a capital lease as of June 30, 2015 and December 31, 2014, respectively, and is amortized using the straight-line method over the useful life.

(3)         Change in goodwill relates entirely to foreign currency translation.

The following table summarizes estimated future annual amortization of intangible assets as of June 30, 2015:

Amortization
Fiscal years ending December 31,	(in thousands)
2015 (remainder of year)	$9,957
2016	18,329
2017	16,608
2018	14,153
2019	12,232
Thereafter	18,750
Total	$90,029

During the three months ended June 30, 2015 and 2014, amortization expense recorded for intangible assets with finite lives was $5.1 million, of which $1.6 million and $1.8 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. During the six months ended June 30, 2015 and 2014, amortization expense recorded for intangible assets with finite lives was $10.1 million and $9.1 million, respectively, of which $3.0 million and $3.1 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. As of June 30, 2015 and December 31, 2014, accumulated amortization was $91.4 million and $78.1 million, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(in thousands)
Accrued compensation and benefits	$25,481	$23,824
Professional services	19,947	16,212
Fulfillment, freight and duties	15,179	12,110
Sales/use and VAT tax payable	10,644	5,897
Accrued rent and occupancy	8,761	9,675
Deferred revenue and royalties payable	4,535	2,005
Customer deposits	4,080	3,075
Dividend payable	3,000	3,067
Accrued legal liabilities	2,540	2,150
Other (1)	4,039	2,201
Total accrued expenses and other current liabilities	$98,206	$80,216

(1)         The amounts in ‘Other’ consist of various accrued expenses and no individual item accounted for more than 5% of the total balance as of June 30, 2015 or December 31, 2014.

6. RESTRUCTURING ACTIVITIES

Restructuring

On July 21, 2014, we announced strategic plans for long-term improvement and growth of the business. These plans comprise four key initiatives including (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure by reducing excess overhead and enhancing the decision making process, and (4) closing or converting approximately 75 to 100 retail locations around the world. The initial effects of these plans were incurred in 2014 and are continuing throughout 2015. We recorded restructuring charges of $2.8 million and $6.5 million and closed 7 and 16 stores, as identified in the initial restructuring plan, during the three and six month periods ended June 30, 2015, respectively. During 2015, we currently estimate restructuring costs related to store closures and changes in organizational structure of approximately $10 million to $15 million, but we can make no assurance that actual costs will not differ, as our restructuring plans are not yet complete.

The following table summarizes our restructuring activity during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Severance costs	$1,899	$2,869	$3,956	$4,453
Lease / contract exit and related costs	518	572	1,934	1,178
Other (1)	393	2,648	583	2,708
Total restructuring charges	$2,810	$6,089	$6,473	$8,339

(1)         The amounts in ‘Other’ consist of various asset and inventory impairment charges prompted by the aforementioned restructuring plan, legal fees and facility maintenance fees.

The following table summarizes our restructuring activity during the three and six months ended June 30, 2015 and 2014 by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Americas	$—	$1,224	$456	$1,224
Asia Pacific	1,266	393	3,040	393
Europe	384	307	1,524	982
Corporate	1,160	4,165	1,453	5,740
Total restructuring charges	$2,810	$6,089	$6,473	$8,339

The following table summarizes our accrued restructuring balance and associated activity from December 31, 2014 through June 30, 2015:

	December 31, 2014	Additions	Cash Payments	June 30, 2015
	(in thousands)
Severance	$3,154	$3,956	$(4,279)	$2,831
Lease/ contract exit and related costs	1,401	1,934	(2,677)	658
Other (1)	304	583	(441)	446
Total restructuring charges	$4,859	$6,473	$(7,397)	$3,935

(1) Includes expenses related to exiting stores and legal fees.

Retail Store Closings

As mentioned above, the Company plans to close additional retail locations around the globe. As such, we expect to incur certain exit costs specific to store closures including operating lease termination costs, rent obligations for leased facilities, net of expected sublease income, and other expenses in association with this plan. During the three and six month periods ended June 30, 2015, we closed 7 and 16 company-operated retail locations that were identified in the initial restructuring plan, respectively. These locations were selected for closure by management based on historical and projected profitability levels, relocation plans, and other factors. As of June 30, 2015 and December 31, 2014, we had a liability of approximately $3.9 million and $4.9 million, respectively, related to locations to be closed and other reductions in workforce in accrued restructuring on the condensed consolidated balance sheets. The calculation of accrued store closing reserves primarily includes future minimum lease payments from the date of closure to the end of the remaining lease term, net of contractual or estimated sublease income. We record the liability at fair value in the period the store is closed.

7. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

As of June 30, 2015 and December 31, 2014, our Level 1 assets subject to fair value measurements consisted solely of cash equivalents of $7.6 million and $23.3 million, respectively.

Non-Recurring Fair Value Measurements

The majority of our non-financial instruments, which include inventories, property and equipment and intangible assets, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment and the carrying value is not recoverable, the carrying value would be adjusted to the lower of its cost or fair value and an impairment charge would be recorded. During both the three and six months ended June 30, 2015 and 2014, we recorded $2.1 million and $3.2 million, respectively, in impairment charges associated with the Company’s retail locations.

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

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts as of June 30, 2015 and December 31, 2014. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	June 30,	December 31,
	2015	2014
	(in thousands)
Foreign currency exchange forward contracts by currency:
Japanese Yen	$85,763	$44,533
Singapore Dollar	56,542	61,887
British Pound Sterling	23,260	17,230
Euro	11,342	134,755
South Korean Won	10,697	14,590
Mexican Peso	8,036	13,180
South African Rand	6,616	4,355
Australian Dollar	5,245	7,913
Indian Rupee	4,905	3,356
New Taiwan Dollar	2,907	3,229
Swedish Krona	2,701	1,918
Canadian Dollar	2,452	3,005
Russian Ruble	2,210	1,838
Brazilian Real	974	—
New Zealand Dollar	642	743
Hong Kong Dollar	626	814
Chinese Yuan Renminbi	—	5,376
Norwegian Krone	—	917
Total notional value, net	$224,918	$319,639

Latest maturity date	July 2015	January 2015

The following table presents the amounts affecting the condensed consolidated statements of operations from derivative instruments and exposure from day-to-day business transactions in various foreign currencies for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Foreign currency activity	$(1,597)	$3,150	$4,620	$2,220
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	1,380	(3,370)	(4,343)	(5,208)
Foreign currency transaction gain (loss), net	$(217)	$(220)	$277	$(2,988)

The line ‘Foreign currency transaction gain (loss), net’ on the condensed consolidated statements of operations includes both realized and unrealized gains/losses from underlying foreign currency activity and derivative contracts. These gains and losses are reported on a net basis.

9. REVOLVING CREDIT FACILITY & BANK BORROWINGS

Revolving Credit Facility

On September 25, 2009, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders.

On April 2, 2015, we entered into the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment”) pursuant to which certain terms of the Credit Agreement were amended. The Sixth Amendment primarily amended certain definitions of the financial covenants to be more favorable to us including (i) setting the minimum fixed charge coverage ratio to 1.00 to 1.00 through December 31, 2015, 1.15 to 1.00 through March 31, 2016 and 1.25 to 1.00 for each quarter thereafter, (ii) setting the Leverage Ratio to 4.00 to 1.00 through March 31, 2016 and 3.75 to 1.00 for each quarter thereafter and (iii) reducing our global cash requirement from $100 million to $50 million.

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

As of June 30, 2015 and December 31, 2014, we had no outstanding borrowings under the Credit Agreement. As of June 30, 2015 and December 31, 2014, we had outstanding letters of credit of $1.7 million and $1.8 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of June 30, 2015, we were in compliance with all restrictive financial and other covenants under the Credit Agreement.

Long-Term Bank Borrowings

On December 10, 2012, we entered into a Master Installment Payment Agreement (“Master IPA”) with PNC in which PNC financed the Company’s recent implementation of a new enterprise resource planning (“ERP”) system, which began in October 2012 and was substantially completed in early 2015. The terms of each note payable, under the Master IPA, consist of a fixed interest rate and payment terms based on the amount borrowed and the timing of activity throughout the implementation of the ERP system. The

Master IPA is subject to cross-default, cross-termination, and is co-terminous with the Credit Agreement. We are in compliance with the covenants under the Credit Agreement.

As of June 30, 2015 and December 31, 2014, we had $9.0 million and $11.6 million, respectively, of debt outstanding under five separate notes payable, of which $5.3 million represents current installments for both periods. As of June 30, 2015, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the entity, interest expense was capitalized to the condensed consolidated balance sheets until the assets were placed into service on January 1, 2015. During the six months ended June 30, 2015, no interest was capitalized. During the three and six months ended June 30, 2014, we capitalized $0.1 million and $0.2 million in interest expense related to this debt arrangement to the condensed consolidated balance sheets. Interest rates and payment terms are subject to changes as further financing occurs under the Master IPA.

The components of our consolidated debt and capital lease obligations are as follows:

	June 30, 2015		Carrying Value
	Weighted Average	Unused Borrowing	June 30,	December 31,
	Interest Rate	Capacity	2015	2014
		(in thousands)
Debt obligations
Revolving credit facility	LIBOR plus 1.25% - 2.00%	$100,000	$—	$—
Bank borrowings	2.63%	—	9,028	11,646
Total debt obligations		100,000	9,028	11,646
Capital lease obligations			13	23
Total debt and capital lease obligations			$9,041	$11,669
Current maturities			$5,350	$5,288
Long-term debt and capital lease obligations			$3,691	$6,381

The maturities of our debt obligations as of June 30, 2015 are presented below:

June 30, 2015
(in thousands)
Maturities of debt obligations
2015 (remainder of year)	$2,663
2016	4,769
2017	1,609
Thereafter	—
Total debt maturities	$9,041
Current portion	$5,350
Noncurrent portion	$3,691

As of June 30, 2015 and December 31, 2014, the fair value of our debt instruments approximates their reported carrying amounts.

10. STOCK-BASED COMPENSATION

Stock-based compensation expense is based on the grant date fair value and is recognized on a straight-line basis over the applicable vesting period. During the three months ended June 30, 2015 and 2014, we recorded $3.5 million and $3.8 million, respectively, of pre-tax stock-based compensation expense, of which $3.3 million and $3.6 million, respectively, is included in selling, general and administrative expenses, and $0.2 million for both periods is included in cost of sales on the condensed consolidated statements of operations. During the three months ended June 30, 2015 and 2014, we capitalized $0.0 million and $0.1 million, respectively, as intangible assets on the condensed consolidated balance sheets related to the implementation of our ERP system.

During the six months ended June 30, 2015 and 2014, we recorded $6.5 million and $8.5 million, respectively, of pre-tax stock-based compensation expense, of which $6.2 million and $8.1 million, respectively, is included in selling, general and administrative expenses, and $0.3 million and $0.4 million, respectively, is included in cost of sales on the condensed consolidated statements of operations. During the six months ended June 30, 2015 and 2014, we capitalized $0.0 million and $0.2 million, respectively, as intangible assets on the condensed consolidated balance sheets related to the implementation of our ERP system.

Stock Option Activity

A summary of our stock option activity as of and for the three and six months ended June 30, 2015 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding as of March 31, 2015	1,593,228	$13.51
Granted	35,000	$13.52
Exercised	(89,127)	$8.81
Forfeited or expired	(43,163)	$21.73
Outstanding as of June 30, 2015	1,495,938	$13.55

	Stock Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	1,696,130	$13.52
Granted	35,000	$13.52
Exercised	(146,338)	$6.56
Forfeited or expired	(88,854)	$24.35
Outstanding as of June 30, 2015	1,495,938	$13.55

As of June 30, 2015, there was $1.0 million of unrecognized compensation expense related to stock options. The expense is expected to be amortized over a weighted average period of 2.83 years.

Restricted Stock Awards and Units Activity

A summary of our RSA and RSU activity as of and for the three and six months ended June 30, 2015 is presented below:

	Restricted Stock	Weighted Average	Restricted Stock	Weighted Average
	Awards	Grant Date	Units	Grant Date
	(“RSAs”)	Fair Value	(“RSUs”)	Fair Value
Unvested at March 31, 2015	2,494	$15.04	3,323,605	$10.83
Granted	15,987	$15.01	226,042	$9.71
Vested	(2,494)	$15.04	(43,287)	$16.52
Forfeited or expired	—	$—	(118,807)	$12.65
Unvested at June 30, 2015	15,987	$15.01	3,387,553	$11.20

	Restricted Stock	Weighted Average	Restricted Stock	Weighted Average
	Awards	Grant Date	Units	Grant Date
	(“RSAs”)	Fair Value	(“RSUs”)	Fair Value
Unvested at December 31, 2014	7,488	$15.61	1,997,471	$15.78
Granted	15,987	$15.01	2,543,476	$10.17
Vested	(7,488)	$15.61	(433,528)	$16.41
Forfeited or expired	—	$—	(719,866)	$22.52
Unvested at June 30, 2015	15,987	$15.01	3,387,553	$11.20

The total grant date fair value of RSAs vested during the three months ended June 30, 2015 and 2014 was $0.0 million and $0.7 million, respectively. The total grant date fair value of RSAs vested during the six months ended June 30, 2015 and 2014 was $0.1 million and $1.0 million, respectively. As of June 30, 2015, we had $0.2 million of total unrecognized share-based compensation expense related to non-vested restricted stock awards, net of expected forfeitures, all of which was related to time-based awards. As of June 30, 2015, the unvested RSAs are expected to be amortized over the remaining weighted average period of 0.94 years.

The total grant date fair value of RSUs vested during the three months ended June 30, 2015 and 2014 was $0.7 million and $1.7 million, respectively. The total grant date fair value of RSUs vested during the six months ended June 30, 2015 and 2014 was $7.1 million and $8.7 million, respectively. As of June 30, 2015, we had $19.3 million of total unrecognized share-based compensation expense related to unvested restricted stock units, net of expected forfeitures, of which $10.7 million is related to time-based awards and $8.6 million is related to performance-based awards. As of June 30, 2015, the unvested RSUs are expected to be amortized over the remaining weighted average period of 2.25 years, which consists of a remaining weighted average period of 2.50 years related to performance-based awards and a remaining weighted average period of 2.21 years related to time-based awards.

11. INCOME TAXES

During the three months ended June 30, 2015, the Company recognized income tax expense of $2.6 million on pre-tax income of $16.0 million, representing an effective income tax rate of 16.0%. For the same period in 2014, the Company recognized income tax expense of $18.7 million on pre-tax income of $42.0 million, representing an effective tax rate of 44.6%.  During the six months ended June 30, 2015, the Company recognized income tax expense of $2.9 million on pre-tax income of $13.9 million, representing an effective income tax rate of 20.6%. For the same period in 2014, the Company recognized income tax expense of $24.1 million on pre-tax income of $56.5 million, representing an effective tax rate of 42.6%.

The decrease in effective tax rate, compared to the same period in 2014, is primarily due to the recognition of unrecognized tax benefits in connection with various favorable audit settlements in foreign jurisdictions. The Company’s effective income tax rate, for all periods presented, differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions as well as tax amounts recognized discretely during the quarter. The Company had unrecognized tax benefits of $4.1 million and $8.4 million at June 30, 2015 and December 31, 2014, respectively.

12. EARNINGS PER SHARE

The following table illustrates the basic and diluted EPS computations for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Numerator
Net income attributable to common stockholders	$9,690	$19,523	$3,711	$25,896
Less: adjustment for income allocated to participating securities	(1,476)	(2,683)	(563)	(3,543)
Net income attributable to common stockholders - basic and diluted	$8,214	$16,840	$3,148	$22,353
Denominator
Weighted average common shares outstanding - basic	76,846	86,887	77,333	87,559
Plus: dilutive effect of stock options and unvested restricted stock units	1,356	912	1,256	1,314
Weighted average common shares outstanding - diluted	78,202	87,799	78,589	88,873

Net income attributable per common share:
Basic	$0.11	$0.19	$0.04	$0.26
Diluted	$0.11	$0.19	$0.04	$0.25

Diluted EPS is calculated using the two-class method for options and RSUs and the if-converted method for series A preferred stock. Approximately 0.7 million and 0.9 million options and RSUs, for the three months ended June 30, 2015 and 2014, respectively, and approximately 0.8 million and 0.9 million options and RSUs for the six months ended June 30, 2015 and 2014 were excluded in the calculation of diluted EPS under the two-class method because the effect would be anti-dilutive. The Series A preferred shares were excluded in the calculation of diluted EPS under the if-converted method because the effect would be anti-dilutive. If converted, Series A preferred stock would represent approximately 15.4% of our common stock outstanding or 13.8 million additional common shares, as of June 30, 2015. See Note 13 — Series A Preferred Stock for further details regarding the preferred share offering.

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

During the three months ended June 30, 2015, we repurchased approximately 1.6 million shares at a weighted average price of $14.62 per share for an aggregate price of approximately $22.7 million excluding related commission charges under our publicly-announced repurchase plan. During the six months ended June 30, 2015, we repurchased approximately 3.3 million shares at a weighted average price of $13.03 per share for an aggregate price of approximately $42.6 million excluding related commission charges under our publicly-announced repurchase plan.

During the three months ended June 30, 2014, we repurchased approximately 2.3 million shares at a weighted average price of $14.71 for an aggregate price of approximately $33.9 million, excluding related commission charges, under our publicly-announced repurchase plan. During the six months ended June 30, 2014, we repurchased approximately 3.2 million shares at a weighted average price of $14.77 for an aggregate price of approximately $46.9 million, excluding related commission charges, under our publicly-announced repurchase plan.

As of June 30, 2015, subject to certain restrictions on repurchases under our revolving credit facility, we had $161.8 million remaining under the repurchase authorizations.

13. SERIES A PREFERRED STOCK

On January 27, 2014, we issued 200,000 shares of our Series A preferred stock to Blackstone Capital Partners VI L.P. (“Blackstone”) and certain of its permitted transferees, for an aggregate purchase price of $198.0 million, or $990 per share, pursuant to an Investment Agreement between us and Blackstone, dated December 28, 2013. In connection with the issuance of the Series A preferred stock, we received proceeds of $182.2 million after deducting the issuance discount of $2.0 million and direct and incremental expenses of $15.8 million including financial advisory fees, closing costs, legal expenses and other offering-related expenses. As of June 30, 2015 and December 31, 2014, we had accrued dividends of $3.0 million and $3.1 million, respectively, on the condensed consolidated balance sheets, which were paid in cash to holders of the Series A preferred stock on July 1, 2015 and January 2, 2015, respectively.

14. COMMITMENTS AND CONTINGENCIES

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

The following table summarizes the composition of rent expense under operating leases for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Minimum rentals (1)	$25,106	$28,110	$49,858	$55,649
Contingent rentals	5,927	7,261	8,005	9,684
Less: Sublease rentals	(59)	(243)	(118)	(447)
Total rent expense	$30,974	$35,128	$57,745	$64,886

(1)         Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking and storage fees, which were approximately $2.4 million and $2.5 million during the three months ended June 30, 2015 and 2014, respectively, and $4.7 million and $4.9 million during the six months ended June 30, 2015 and 2014, respectively.

Purchase Commitments

As of June 30, 2015 and December 31, 2014, we had firm purchase commitments with certain third-party manufacturers of $123.8 million and $202.3 million, respectively.

Government Tax Audits

We are regularly subject to, and are currently undergoing, audits by tax authorities in the U.S. and several foreign jurisdictions for prior tax years.

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

See Note 16 — Legal Proceedings for further details regarding potential loss contingencies related to government tax audits and other current legal proceedings.

15. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

During 2014, we had four reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, Japan and Europe. Our “Other businesses” category aggregates insignificant operating segments that do not meet the reportable segment threshold and includes our manufacturing operations located in Mexico, Italy and Asia. The composition of our reportable operating segments is consistent with that used by our chief operating decision maker, (“CODM”) to evaluate performance and allocate resources.

Subsequent to December 31, 2014, our internal reports reviewed by the CODM began consolidating Japan into the Asia Pacific segment. This change aligned our internal reporting to our new strategic model and management structure, as Japan and Asia Pacific are now managed and analyzed as one operating segment by management and the CODM. Accordingly, we now have three reportable segments for 2015 as well as our “Other Businesses” category and prior period segment results have been reclassified to reflect this change.

Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories to external customers as well as intersegment sales. Revenues of the “Other businesses” category are primarily made up of intersegment sales. The remaining revenues for “Other businesses” represent non-footwear product sales to external customers. Intersegment sales are not included in the measurement of segment operating income or regularly reviewed by the CODM and are eliminated when deriving total consolidated revenues.

Segment performance is evaluated based on segment results without allocating corporate expenses, or indirect general, administrative and other expenses. Segment profits or losses include adjustments to eliminate intersegment sales. As such, reconciling items for segment operating income represent unallocated corporate and other expenses as well as intersegment eliminations. Our CODM evaluates the performance of our segments based on gross margin and direct operating profit excluding unallocated amounts. Our CODM is not regularly provided information on segment assets, nor is such information considered when evaluating the performance of our segments. Additionally, there was no material change in the amounts or methodology of assets allocated to segments, other than the inclusion of assets allocated to the Japan segment now included in the Asia Pacific segment.

The following tables set forth information related to our reportable operating business segments as of and for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Americas	$143,119	$141,568	$248,888	$258,688
Asia Pacific	149,557	162,681	249,332	293,596
Europe	52,668	72,757	109,092	136,893
Total segment revenues	345,344	377,006	607,312	689,177
Other businesses	327	(86)	552	172
Total consolidated revenues	$345,671	$376,920	$607,864	$689,349

Operating income:
Americas	$21,771	$24,920	$37,149	$38,357
Asia Pacific	41,262	47,763	58,597	81,908
Europe	6,105	12,026	14,343	19,565
Total segment operating income	69,138	84,709	110,089	139,830

Reconciliation of total segment operating income to income before income taxes:
Other businesses	(6,890)	(4,589)	(12,294)	(8,345)
Intersegment eliminations	—	15	—	30
Unallocated corporate and other (1)	(45,899)	(38,224)	(83,808)	(72,782)
Total consolidated operating income	16,349	41,911	13,987	58,733
Foreign currency transaction gain (loss), net	(217)	(220)	277	(2,988)
Interest income	196	403	484	880
Interest expense	(260)	(128)	(479)	(319)
Other income (expense), net	(80)	30	(411)	171
Income before income taxes	$15,988	$41,996	$13,858	$56,477

Depreciation and amortization:
Americas	$1,950	$3,239	$3,924	$5,687
Asia Pacific	1,128	1,838	2,341	3,578
Europe	644	912	1,446	1,814
Total segment depreciation and amortization	3,722	5,989	7,711	11,079
Other businesses	2,063	2,135	4,051	3,734
Unallocated corporate and other (1)	3,604	3,254	7,346	5,938
Total consolidated depreciation and amortization	$9,389	$11,378	$19,108	$20,751

(1)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, restructuring, depreciation and amortization of corporate and other assets not allocated to operating segments.

16. LEGAL PROCEEDINGS

The Company is currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. In October 2013, CBP issued the final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review and recommends collection of the duties due. Crocs responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection. Additionally, on December 12, 2014, Crocs made an offer to settle CBP’s potential claims and tendered $3.5 million. At this time, it is not possible to determine how long it will take CBP to evaluate the offer or to predict whether the offer will be accepted. Likewise, if a settlement cannot be reached, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

Mexico’s Federal Tax Authority (“SAT”) has audited the Company’s records regarding imports and exports during the period from January 2006 to July 2011. There were two phases to the audit, the first for capital equipment and finished goods and the second for raw materials. The first phase was completed and no major discrepancies were noted by the SAT. On January 9, 2013, Crocs received a notice for the second phase in which the SAT issued a tax assessment (taxes and penalties) of roughly 280.0 million pesos (approximately $22.0 million) based on the value of all of Crocs’ imported raw materials during the audit period. Crocs believes that the proposed penalty amount is unfounded and without merit. With the help of local counsel Crocs filed an appeal by the deadline of March 15, 2013. Crocs has argued that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT. In connection with the appeal, the SAT required Crocs to post an appeal surety bond in the amount of roughly 321.0 million pesos (approximately $26.0 million), which amount reflects estimated additional penalties and interest if the Company is not successful on its appeal. This amount will be adjusted on an annual basis. On November 27, 2014, the Superior Chamber of the Federal Tax Court ruled in favor of Crocs and annulled the tax assessment and the corresponding penalty. The SAT filed its appeal of the decision in Crocs’ favor on February 25, 2015. On June 24, 2015, the Circuit Court rejected SAT´s appeal, and thus, confirmed the favorable decision issued to Crocs by the Federal Tax Court. Crocs has not yet been served with the final written opinion but expects to receive the same within the next two months. Crocs will not know if the SAT has a right of appeal until then. It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

Crocs is currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015 Crocs was notified about the issuance of assessments totaling approximately $5.3 million for the period January 2010 through May 2011. Crocs has disputed these assessments and asserted defenses to the claims. On February 25, 2015 Crocs received additional assessments totaling approximately $11.5 million related to the remainder of the audit period. Crocs has also disputed these assessments and asserted defenses to these claims. It is anticipated that this matter will take up to several years to be resolved. It is not possible at this time to predict the outcome of this matter.

On August 8, 2014, a purported class action lawsuit was filed in California State Court against a Crocs subsidiary, Crocs Retail, LLC (Zaydenberg v. Crocs Retail, LLC, Case No. BC554214). The lawsuit alleged various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. Crocs filed an answer on February 6, 2015, denying the allegations and asserting several defenses. On June 3, 2015, a second purported class action lawsuit was filed in California State Court against Crocs Retail, LLC (Christopher S. Duree and Richard Morely v. Crocs, Inc., Case No. BC583875), making substantially the same allegations as in the Zaydenberg lawsuit. The parties attended a mediation on June 26, 2015, and reached a preliminary settlement for both lawsuits. The parties are now petitioning the State Court for approval of the settlement.

As of June 30, 2015, Crocs estimates that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $11.7 million in aggregate, of which $5.2 million has been accrued.

Although Crocs is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, Crocs is not party to any other pending legal proceedings that Crocs believes would reasonably have a material adverse impact on its business, financial position, results of operations or cash flows.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a designer, developer, manufacturer, worldwide marketer and distributor of casual lifestyle footwear, apparel and accessories for men, women and children. We strive to be the global leader in the sale of molded footwear featuring fun, comfort, color and functionality. Our products include footwear and accessories that utilize our proprietary closed cell-resin, called Croslite, as well as casual lifestyle footwear that use a range of materials. Our Croslite material enables us to produce innovative, lightweight, non-marking, and odor-resistant footwear. We currently sell our products in more than 90 countries through domestic and international retailers and distributors and directly to end-user consumers through our company-operated retail stores, outlets, web stores and kiosks.

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

The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including family footwear stores, department stores, sporting goods stores and traditional footwear retailers as well as a variety of specialty and independent retail channels and via the internet. We intend to drive cohesive global brand positioning from region-to-region and year-to-year to create a clearer and more consistent product portfolio and message. This strategy will be accomplished through developing powerful product stories supported by effective and consistent global marketing campaigns. Finally, we intend to increase our working market spend, a term we define as funds that put marketing messages in front of consumers.

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. Sales in international markets in foreign currencies are expected to continue to represent a substantial portion of our revenues. Likewise, we expect that our subsidiaries with functional currencies other than the U.S. Dollar will continue to represent a substantial portion of our overall gross margin and related expenses. Accordingly, changes in foreign currency exchange rates can materially affect both revenues and costs as well as the comparability of revenues and costs from period to period as a result of the impact of foreign currency translation adjustments.

Use of Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”), we present current period “adjusted selling, general and administrative expenses”, which is a non-GAAP financial measure, within Management’s Discussion and Analysis. Adjusted results exclude the impact of items that management believes affect the comparability or underlying business trends in our condensed consolidated financial statements in the periods presented.

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

Management uses adjusted results to assist in comparing business trends from period to period on a consistent non-GAAP basis in communications with the board of directors (“the Board”), stockholders, analysts and investors concerning our financial performance. We believe that these non-GAAP measures are useful to, investors and other users of our condensed consolidated financial statements as an additional tool to evaluate our performance. We believe they also provide a useful baseline for analyzing trends in our operations. Investors should not consider these non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please refer to our ‘Results of Operations’ within this section for a reconciliation of adjusted selling, general and administrative expenses to GAAP selling, general and administrative expenses.

Financial Highlights

During the three months ended June 30, 2015, revenue declined 8.3% compared to the same period in 2014. The decrease in revenue is due to the net impact of (i) a $27.1 million, or 7.2%, decrease associated with foreign currency exchange rate adjustments associated with a strong U.S. Dollar, (ii) an $11.8 million, or 3.1%, decrease associated with store closures, (iii) a $9.2 million, or 2.4%, increase associated with higher sales volume, and (iv) a $1.5 million, or 0.4%, decrease associated with a lower average sales price.

The following are additional significant developments in our businesses during the three months ended June 30, 2015:

•                  During the three months ended June 30, 2015, we sold 17.3 million pairs of shoes worldwide, an increase of 2.4% compared to the same period in the prior year.

•                  During the three months ended June 30, 2015, gross margin was 54.9%, which increased 118 basis points compared to the same period in the prior year. This is the result of the combined impact of a favorable product mix and exit from unprofitable product lines, slightly offset by the negative impact of foreign currency fluctuations.

•                  Selling, general and administrative expenses increased $15.3 million, or 10.0%, compared to the same period in 2014, to $168.6 million. A significant portion of this increase related to higher marketing expense of $15.1 million related to our current marketing campaign that began during the quarter.

•                  During the quarter we made significant progress on our strategic objectives announced in 2014. We incurred $2.8 million in restructuring charges as a result of our strategic plans for long-term improvement and growth of the business. These charges primarily related to severance costs, lease termination and other exit related costs. We also incurred $2.7 million related to the launch of our ERP system.

•                  We repurchased approximately 1.6 million shares at an average price of $14.62 per share for a total value of $22.7 million, excluding related commission charges. As of June 30, 2015, we have remaining repurchase authorizations for up to $161.8 million.

Future Outlook

During 2014, we announced strategic plans for long-term improvement and growth of the business. These plans comprised four key initiatives including (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure by reducing excess overhead costs and enhancing the decision making process, and (4) closing or converting approximately 75 to 100 Crocs branded retail stores around the world. As of June 30, 2015, we have closed 16 stores that were identified in the initial restructuring plan and we will continue to execute our strategy during 2015.

These changes will better position Crocs to adapt to changing customer demands and global economic developments. We are focusing on our core molded footwear heritage, as well as developing innovative new casual lifestyle footwear platforms. By streamlining the product portfolio, reducing non-core product development and exploring strategic alternatives for the non-core products and brands, we will create a more powerful consumer connection to the brand.

We are increasing our working market spend, a term we define as funds that put marketing messages in front of consumers. During March 2015, we launched our global ad campaign, #FindYourFun, our largest marketing investment in our 12-year history and our first global marketing campaign. Slated to run throughout 2015, ads encourage consumers to #FindYourFun, with imagery featuring Crocs’ iconic clog. These ads will be featured in the U.S., U.K., Germany, Japan, China and South Korea. The whimsical imagery incorporates the Crocs clog into some of the world’s most notable landmarks and destinations, including Las Vegas, Times Square and Piccadilly Circus in London, as well as locations in Shanghai and Seoul.

We are refining our business model around the world, prioritizing direct investment in larger-scale geographies to focus our resources on the demographics with the largest growth prospects, moving away from direct investment in the retail and wholesale businesses in smaller markets and transferring significant commercial responsibilities to distributors and third-party agents. These re-alignments are already underway in Brazil, Taiwan and other markets around the globe. Further, we intend to expand our engagement with leading wholesale accounts in select markets to drive sales growth, optimize product placement and enhance brand reputation.

We have reorganized key business functions to improve efficiency and have eliminated over 200 global positions, the majority of which occurred in the third quarter of 2014, resulting in reduced structural complexity, size and cost. In addition, we opened our Global Commercial Center in the Boston area in late 2014, which is housing key merchandising, marketing and retail executives. The Boston location was selected in order to attract experienced senior footwear and business development management talent. The Global Commercial Center in Boston joins the Product Creation and Global Shared Services Center in Niwot, Colorado, the cornerstone of support for Crocs’ global business. We continue to strengthen our Regional Commercial Centers in the Netherlands, Singapore and Japan with responsibility for managing Crocs’ global business.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 to 2014

	Three Months Ended June 30,
	2015	2014	$ Change		% Change
	(in thousands, except per share data and average selling price)
Revenues	$345,671	$376,920	$(31,249)		(8.3)%
Cost of sales	155,801	172,320	(16,519)		(9.6)
Restructuring charges	—	2,029	(2,029)		(100.0)
Gross profit	189,870	202,571	(12,701)		(6.3)
Selling, general and administrative expenses	168,636	153,370	15,266		10.0
Restructuring charges	2,810	4,060	(1,250)		(30.8)
Asset impairment charges	2,075	3,230	(1,155)		(35.8)
Income from operations	16,349	41,911	(25,562)		(61.0)
Foreign currency transaction gain (loss), net	(217)	(220)	3		(1.4)
Interest income	196	403	(207)		(51.4)
Interest expense	(260)	(128)	(132)		103.1
Other income (loss), net	(80)	30	(110)		(366.7)
Income before income taxes	15,988	41,996	(26,008)		(61.9)
Income tax expense	(2,562)	(18,719)	16,157		(86.3)
Net income	$13,426	$23,277	$(9,851)		(42.3)%

Dividends on Series A convertible preferred stock	(3,000)	(3,033)	33		(1.1)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(736)	(721)	(15)		2.1
Net income attributable to common stockholders	$9,690	$19,523	$(9,833)		(50.4)%

Net income per common share
Basic	$0.11	$0.19	$(0.08)		(43.74)%
Diluted	$0.11	$0.19	$(0.08)		(43.74)%
Gross margin	54.9%	53.7%	118	bps	2.2%
Operating margin	4.7%	11.1%	(639	)bps	(57.5)%
Footwear unit sales	17,283	16,874	409		2.4%
Average footwear selling price	$19.24	$21.77	$(2.53)		(11.6)%

Revenues. During the three months ended June 30, 2015, revenue declined 8.3% compared to the same period in 2014. The decrease in revenue is due to the net impact of (i) a $27.1 million, or 7.2%, decrease associated with foreign currency exchange rate adjustments associated with a strong U.S. Dollar, (ii) an $11.8 million, or 3.1%, decrease associated with store closures, (iii) a $9.2 million, or 2.4%, increase associated with higher sales volumes, and (iv) a $1.5 million, or 0.4%, decrease associated with a lower average sales price.

During the three months ended June 30, 2015, revenues from our wholesale channel decreased $19.4 million, or 9.3%, compared to the same period in 2014, and was driven primarily by Europe, which decreased $13.8 million as a result of lower sales volumes and the unfavorable impact of foreign currency translation. Additionally we experienced a $5.6 million decrease in Asia Pacific primarily associated with the unfavorable impact of foreign currency translation.

During the three months ended June 30, 2015, revenues from our retail channel decreased $18.5 million, or 13.5%, compared to the same period in 2014, and was primarily driven by both Asia Pacific and Europe segments. The decrease associated with the Asia Pacific segment is primarily attributed to a lower average selling price and the unfavorable impact of foreign currency translation. The decrease in Europe is primarily associated with store closures.

During the three months ended June 30, 2015, revenues from our e-commerce channel increased $6.7 million, or 21.5%, compared to the same period in 2014, and was primarily driven by Americas and Asia Pacific segments, which increased by $4.3 million and $3.6 million, respectively, primarily due to higher sales volume. Our e-commerce sales totaled approximately 10.9% and 8.2% of our consolidated net sales during the three months ended June 30, 2015 and 2014, respectively. We continue to benefit from our online presence through web stores worldwide enabling us to have increased access to our customers in a low cost, attractive manner and providing us with an opportunity to educate them about our products and brand.

The following table summarizes our total revenue by channel for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change		Constant Currency Change (1)
	2015	2014	$	%	$	%
	(in thousands)
Wholesale:
Americas	$65,250	$65,715	$(465)	(0.7)%	$1,149	1.7%
Asia Pacific	92,824	98,445	(5,621)	(5.7)	(229)	(0.2)
Europe	30,807	44,576	(13,769)	(30.9)	(4,773)	(10.7)
Other businesses	327	(86)	413	(480.2)	317	(368.6)
Total wholesale	189,208	208,650	(19,442)	(9.3)	(3,536)	(1.7)
Consumer-direct:
Retail:
Americas	58,309	60,622	(2,313)	(3.8)	(1,739)	(2.9)
Asia Pacific	45,898	56,976	(11,078)	(19.4)	(7,230)	(12.7)
Europe	14,522	19,620	(5,098)	(26.0)	(583)	(3.0)
Total retail	118,729	137,218	(18,489)	(13.5)	(9,552)	(7.0)
E-commerce:
Americas	19,560	15,231	4,329	28.4	4,502	29.6
Asia Pacific	10,835	7,260	3,575	49.2	3,999	55.1
Europe	7,339	8,561	(1,222)	(14.3)	450	5.3
Total e-commerce	37,734	31,052	6,682	21.5	8,951	28.8
Total revenues	$345,671	$376,920	$(31,249)	(8.3)%	$(4,137)	(1.1)%

(1)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the three months ended June 30, 2015:

	March 31, 2015	Opened	Closed	June 30, 2015
Company-operated retail locations
Type
Kiosk/store in store	93	4	2	95
Retail stores	294	8	12	290
Outlet stores	171	3	—	174
Total	558	15	14	559
Operating segment
Americas	201	2	4	199
Asia Pacific	245	13	7	251
Europe	112	—	3	109
Total	558	15	14	559

The table below sets forth our comparable store sales by reportable operating segment for the three months ended June 30, 2015 and 2014:

	Constant Currency	Constant Currency
	Three Months Ended	Three Months Ended
	June 30, 2015 (2)	June 30, 2014 (2)
Comparable store sales (1)
Americas	(3.4)%	(6.2)%
Asia Pacific	(9.4)%	(6.1)%
Europe	0.3%	1.1%
Global	(5.1)%	(5.1)%

(1)         Comparable store status is determined on a monthly basis. Comparable store sales begin in the thirteenth month of a store’s operation. Stores where selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. Comparable store sales exclude the impact of our e-commerce channel revenues and are calculated on a currency neutral basis using historical quarterly average currency rates.

(2)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenue from our functional currencies to our reporting currency during the three months ended June 30, 2015 resulted in a $27.1 million decrease in revenue compared to the same period in 2014.

Gross profit. During the three months ended June 30, 2015, gross profit decreased $12.7 million, or 6.3%, compared to the same period in 2014, and was primarily attributable to the 8.3% decrease in revenue. Cost of sales decreased $16.5 million, or 9.6%. Gross margin percentage increased 118 basis points compared to the same period in 2014.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenue and costs of sales from our functional currencies to our reporting currency during the three months ended June 30, 2015 decreased our gross profit by $16.6 million, or 8.2%, compared to the same period in 2014.

Selling, General and Administrative Expenses. SG&A expenses increased $15.3 million, or 10.0%, during the three months ended June 30, 2015 compared to the same period in 2014. This change was primarily driven by a $24.6 million increase related to administrative costs partially offset by a $9.3 million decrease related to foreign currency translation. A significant portion of the increased administrative expense related to higher marketing expense incurred compared to the same period in the prior year.

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

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Selling, general and administrative expenses reconciliation:
GAAP selling, general and administrative expenses	$168,636	$153,370
Legal settlements, disbursements and reorganization (1)	(8,977)	(2,804)
New ERP implementation (2)	(2,739)	(4,639)
Non-GAAP selling, general and administrative expenses	$156,920	$145,927

(1)         This represents certain legal liabilities, disbursements made to invalid vendors, and reorganization expenses related to our investment agreement with Blackstone.

(2)         This represents operating expenses related to the implementation of our new enterprise resource planning (“ERP”) system.

Restructuring Charges. We recorded $2.8 million in restructuring charges during the three months ended June 30, 2015. These restructuring charges arose primarily as a result of our strategic plans for long-term improvement and growth of the business. Restructuring charges for the three months ended June 30, 2015 consisted of:

•                  $1.9 million in severance costs;

•                  $0.5 million in contract termination costs primarily related to the early termination of operating leases and sponsorship agreements; and

•                  $0.4 million in other restructuring charges.

Foreign Currency Transaction Gain (Loss), Net. The line item entitled foreign currency transaction gain (loss), net is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During both the three months ended June 30, 2015 and 2014, net loss on foreign currency transactions was $0.2 million.

Income tax expense. During the three months ended June 30, 2015, income tax expense decreased $16.2 million compared to the same period in 2014, resulting in a 29.0% decrease in the effective tax rate. This decrease in the effective tax rate was a result of the recognition of unrecognized tax benefits in connection with various favorable audit settlements in foreign jurisdictions. Our effective tax rate of 16.0% for the three months ended June 30, 2015 differs from the federal U.S. statutory rate primarily because of differences in income tax rates between U.S. and foreign jurisdictions.

Comparison of the Six Months Ended June 30, 2015 to 2014

	Six Months Ended June 30,
	2015	2014	$ Change		% Change
	(in thousands, except per share data and average selling price)
Revenues	$607,864	$689,349	$(81,485)		(11.8)%
Cost of sales	290,624	328,522	(37,898)		(11.5)
Restructuring charges	—	2,029	(2,029)		(100.0)
Gross profit	317,240	358,798	(41,558)		(11.6)
Selling, general and administrative expenses	294,705	290,525	4,180		1.4
Restructuring charges	6,473	6,310	163		2.6
Asset impairment charges	2,075	3,230	(1,155)		(35.8)
Income from operations	13,987	58,733	(44,746)		(76.2)
Foreign currency transaction gain (loss), net	277	(2,988)	3,265		(109.3)
Interest income	484	880	(396)		(45.0)
Interest expense	(479)	(319)	(160)		50.2
Other income (loss), net	(411)	171	(582)		(340.4)
Income before income taxes	13,858	56,477	(42,619)		(75.5)
Income tax expense	(2,857)	(24,076)	21,219		(88.1)
Net income	$11,001	$32,401	$(21,400)		(66.0)%

Dividends on Series A convertible preferred stock	(5,833)	(5,166)	(667)		12.9
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(1,457)	(1,339)	(118)		8.8
Net income attributable to common stockholders	$3,711	$25,896	$(22,185)		(85.7)%

Net income per common share
Basic	$0.04	$0.26	$(0.22)		(84.34)%
Diluted	$0.04	$0.25	$(0.22)		(87.72)%
Gross margin	52.2%	52.0%	14	bps	0.3%
Operating margin	2.3%	8.5%	(622	)bps	(73.0)%
Footwear unit sales	32,086	31,855	231		0.7%
Average footwear selling price	$18.42	$21.12	$(2.70)		(12.8)%

Revenues. During the six months ended June 30, 2015, revenue declined 11.8% compared to the same period in 2014. The decrease in revenue is due to the net impact of (i) a $47.1 million, or 6.8%, decrease associated with foreign currency exchange rate adjustments associated with a strong U.S. Dollar, (ii) a $21.2 million, or 3.1% decrease associated with a lower average selling price due to changes in product mix, (iii) an $18.2 million, or 2.6%, decrease associated with store closures, and (iv) a $5.0 million, or 0.7% increase associated with lower sales volumes.

During the six months ended June 30, 2015, revenues from our wholesale channel decreased $58.1 million, or 13.7%, compared to the same period in 2014, and was driven primarily by Asia Pacific, which decreased $32.2 million as a result of lower sales volume and the unfavorable impact of foreign currency translation. Additionally we experienced a $16.9 million decrease in Europe primarily associated with the unfavorable impact of foreign currency translation.

During the six months ended June 30, 2015, revenues from our retail channel decreased $27.7 million, or 13.0%, compared to the same period in 2014, and was primarily driven by Asia Pacific, which decreased $16.0 million as a result of a lower average selling price and the unfavorable impact of foreign currency translation. Additionally we experienced a $7.4 million decrease in Europe primarily associated with the impact of store closures.

During the six months ended June 30, 2015, revenues from our e-commerce channel increased $4.3 million, or 8.6%, compared to the same period in 2014, and was primarily driven by a $3.9 million increase in both our Americas and Asia Pacific segments, which was partially offset by a $3.5 million decrease in Europe. Our e-commerce sales totaled approximately 9.0% and 7.3% of our consolidated net sales during the three months ended June 30, 2015 and 2014, respectively. We continue to benefit from our online presence through web stores worldwide enabling us to have increased access to our customers in a low cost, attractive manner and providing us with an opportunity to educate them about our products and brand.

The following table summarizes our total revenue by channel for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change		Constant Currency Change (1)
	2015	2014	$	%	$	%
	(in thousands)
Wholesale:
Americas	$126,427	$135,890	$(9,463)	(7.0)%	$(6,849)	(5.0)%
Asia Pacific	165,319	197,489	(32,170)	(16.3)	(21,896)	(11.1)
Europe	75,460	92,356	(16,896)	(18.3)	705	0.8
Other businesses	552	172	380	220.9	320	186.0
Total wholesale	367,758	425,907	(58,149)	(13.7)	(27,720)	(6.5)
Consumer-direct:
Retail:
Americas	92,925	97,203	(4,278)	(4.4)	(3,436)	(3.5)
Asia Pacific	69,244	85,225	(15,981)	(18.8)	(10,615)	(12.5)
Europe	22,933	30,350	(7,417)	(24.4)	(604)	(2.0)
Total retail	185,102	212,778	(27,676)	(13.0)	(14,655)	(6.9)
E-commerce:
Americas	29,536	25,595	3,941	15.4	4,216	16.5
Asia Pacific	14,769	10,882	3,887	35.7	4,660	42.8
Europe	10,699	14,187	(3,488)	(24.6)	(834)	(5.9)
Total e-commerce	55,004	50,664	4,340	8.6	8,042	15.9
Total revenues	$607,864	$689,349	$(81,485)	(11.8)%	$(34,333)	(5.0)%

(1)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the six months ended June 30, 2015:

	December 31, 2014	Opened	Closed	June 30, 2015
Company-operated retail locations
Type
Kiosk/store in store	100	5	10	95
Retail stores	311	9	30	290
Outlet stores	174	4	4	174
Total	585	18	44	559
Operating segment
Americas	210	2	13	199
Asia Pacific	258	15	22	251
Europe	117	1	9	109
Total	585	18	44	559

The table below sets forth our comparable store sales by reportable operating segment for the six months ended June 30, 2015 and 2014:

	Constant Currency	Constant Currency
	Six Months Ended	Six Months Ended
	June 30, 2015 (2)	June 30, 2014 (2)
Comparable store sales (1)
Americas	(4.3)%	(5.7)%
Asia Pacific	(9.4)%	(3.1)%
Europe	2.3%	1.0%
Global	(5.2)%	(3.8)%

(1)         Comparable store status is determined on a monthly basis. Comparable store sales begin in the thirteenth month of a store’s operation. Stores where selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. Comparable store sales exclude the impact of our e-commerce channel revenues and are calculated on a currency neutral basis using historical quarterly average currency rates.

(2)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Impact on Revenues due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenue from our functional currencies to our reporting currency during the six months ended June 30, 2015 resulted in a $47.1 million decrease in revenue compared to the same period in 2014.

Gross profit. During the six months ended June 30, 2015, gross profit decreased $41.6 million, or 11.6%, compared to the same period in 2014, and was primarily attributable to the 11.8% decrease in revenue. Cost of sales decreased $37.9 million, or 11.5%. Gross margin percentage increased 14 basis points compared to the same period in 2014.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations. Changes in average foreign currency exchange rates used to translate revenue and costs of sales from our functional currencies to our reporting currency during the six months ended June 30, 2015 decreased our gross profit by $27.0 million, or 7.5%, compared to the same period in 2014.

Selling, General and Administrative Expenses. SG&A expenses increased $4.2 million, or 1.4%, during the six months ended June 30, 2015 compared to the same period in 2014. This change was primarily driven by a $19.8 million increase related to administrative costs partially offset by a $15.6 million decrease related to foreign currency translation.

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

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Selling, general and administrative expenses reconciliation:
GAAP selling, general and administrative expenses	$294,705	$290,525
Legal settlements, disbursements and reorganization (1)	(10,376)	(6,297)
New ERP implementation (2)	(8,387)	(7,028)
Non-GAAP selling, general and administrative expenses	$275,942	$277,200

(1)         This represents certain legal liabilities, disbursements made to invalid vendors, and reorganization expenses related to our investment agreement with Blackstone.

(2)         This represents operating expenses related to the implementation of our new enterprise resource planning (“ERP”) system.

Restructuring Charges. We recorded $6.5 million in restructuring charges during the six months ended June 30, 2015. These restructuring charges arose primarily as a result of our strategic plans for long-term improvement and growth of the business. Restructuring charges for the six months ended June 30, 2015 consisted of:

•                  $4.0 million in severance costs;

•                  $1.9 million in contract termination costs primarily related to the early termination of operating leases and sponsorship agreements; and

•                  $0.6 million in other restructuring charges.

Foreign Currency Transaction Gain (Loss), Net. The line item entitled foreign currency transaction gain (loss), net is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the six months ended June 30, 2015 and 2014, the effect of foreign currency transactions was a net gain of $0.3 million and a net loss of $3.0 million, respectively.

Income tax expense. During the six months ended June 30, 2015, income tax expense decreased $21.2 million compared to the same period in 2014, resulting in an effective tax rate decrease of 22.0%. This decrease in the effective tax rate was primarily the result of the recognition of unrecognized tax benefits in connection with various favorable audit settlements in foreign jurisdictions. Our effective tax rate of 20.6% for the six months ended June 30, 2015 differs from the federal U.S. statutory rate primarily because of profitability in foreign jurisdictions where income tax rates are lower than the U.S. as well as certain losses in jurisdictions where such losses are anticipated to be benefited.

Presentation of Reportable Segments

During 2014, we had four reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, Japan and Europe. Our “Other businesses” category aggregates insignificant operating segments that do not meet the reportable segment threshold and includes our manufacturing operations located in Mexico, Italy and Asia. The composition of our reportable operating segments is consistent with that used by our chief operating decision maker, (“CODM”) to evaluate performance and allocate resources.

Subsequent to December 31, 2014, our internal reports reviewed by the CODM began consolidating Japan into the Asia Pacific segment. This change aligned our internal reporting to our new strategic model and management structure, as Japan and Asia Pacific are now managed and analyzed as one operating segment by management and the CODM. Accordingly, we now have three reportable segments for 2015 as well as our “Other Businesses” category and prior period segment results have been reclassified to reflect this change.

Each of our reportable operating segments derives its revenues from the sale of footwear, apparel and accessories to external  customers as well as intersegment sales. Revenues of the “Other businesses” category are primarily made up of intersegment sales. The remaining revenues for “Other businesses” represent non-footwear product sales to external customers. Intersegment sales are not included in the measurement of segment operating income or regularly reviewed by the CODM and are eliminated when deriving total consolidated revenues.

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

Comparison of the Three Months Ended June 30, 2015 and 2014 by Segment

The following table sets forth information related to our reportable operating business segments for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change		Constant Currency Change (3)
	2015	2014	$	%	$	%
	(in thousands, except % data)
Revenues:
Americas	$143,119	$141,568	$1,551	1.1%	$3,912	2.8%
Asia Pacific	149,557	162,681	(13,124)	(8.1)	(3,460)	(2.1)
Europe	52,668	72,757	(20,089)	(27.6)	(4,906)	(6.7)
Total segment revenues	345,344	377,006	(31,662)	(8.4)	(4,454)	(1.2)
Other businesses	327	(86)	413	(480.2)	317	(368.6)
Total consolidated revenues	$345,671	$376,920	$(31,249)	(8.3)%	$(4,137)	(1.1)%

Operating income:
Americas	$21,771	$24,920	$(3,149)	(12.6)%	$(3,254)	(13.1)%
Asia Pacific	41,262	47,763	(6,501)	(13.6)	(4,334)	(9.1)
Europe	6,105	12,026	(5,921)	(49.2)	(3,050)	(25.4)
Total segment operating income	69,138	84,709	(15,571)	(18.4)	(10,638)	(12.6)

Reconciliation of total segment operating income to income before income taxes:
Other businesses (1)	(6,890)	(4,589)	(2,301)	50.1	(2,202)	48.0
Intersegment eliminations	—	15	(15)	(100.0)	—	—
Unallocated corporate and other (2)	(45,899)	(38,224)	(7,675)	20.1	(16,669)	43.6
Total consolidated operating income	16,349	41,911	(25,562)	(61.0)	$(29,509)	(70.4)%
Foreign currency transaction gain (loss), net	(217)	(220)	3	(1.4)
Interest income	196	403	(207)	(51.4)
Interest expense	(260)	(128)	(132)	103.1
Other income (expense), net	(80)	30	(110)	(366.7)
Income before income taxes	$15,988	$41,996	$(26,008)	(61.9)%

(1)         During the three months ended June 30, 2015, operating losses of Other businesses increased $2.3 million compared to 2014, primarily due to a $1.0 million decrease in gross margin and a $1.3 million increase in selling, general and administrative expenses.

(2)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and other corporate costs. For the three months ended June 30, 2015, ‘Unallocated corporate and other’ operating losses increased $7.7 million compared to the same period in 2014, primarily due to an increase in administrative expenses related to certain legal liabilities, disbursements made to invalid vendors, and reorganization expenses related to our investment agreement with Blackstone.

(3)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Americas Operating Segment. During the three months ended June 30, 2015, revenues from our Americas segment increased $1.6 million, or 1.1%, compared to the same period in 2014 primarily due to the net impact of an increase in sales volumes offset partially by a lower average sales price.

During the three months ended June 30, 2015, segment operating income decreased $3.1 million, or 12.6%, compared to the same period in 2014 primarily related to the net effect of:

•                                          an increase of $5.7 million in selling, general and administrative expenses related to increased marketing expense, offset by lower employee compensation related expenses, and lower professional fees;

•                                          a decrease in depreciation and amortization expense; and

•                                          an increase in revenue.

Asia Pacific Operating Segment. During the three months ended June 30, 2015, revenues from our Asia Pacific segment decreased $13.1 million, or 8.1%, compared to the same period in 2014 primarily due to the net impact of a lower average selling price, a decrease associated with unfavorable foreign currency fluctuations, offset by an increase in footwear units sold.

During the three months ended June 30, 2015, segment operating income decreased $6.5 million, or 13.6%, compared to the same period in 2014 primarily related to the net effect of:

•                                          a decrease in segment gross margins of $5.2 million primarily related to a decrease in revenue;

•                                          an increase of $1.0 million in selling, general and administrative expenses due to lower employee compensation expenses, lower rent and occupancy related expenses, offset by higher marketing expense;

•                                          an increase of $0.9 million in restructuring charges related to severance and store closure costs; and

•                                          a decrease of $0.6 million in depreciation expense.

Europe Operating Segment. During the three months ended June 30, 2015, revenues from our Europe segment decreased $20.1 million, or 27.6%, compared to the same period in 2014 due to the net impact of unfavorable foreign currency fluctuations, a higher average selling price, and a decrease in footwear units sold, of which a significant portion relates to store closures.

During the three months ended June 30, 2015, segment operating income decreased $5.9 million, or 49.2%, compared to the same period in 2014 primarily related to the net impact of:

•                                          a decrease in gross margin of $9.1 million, primarily due to lower revenue;

•                                          a decrease of $2.6 million in selling, general and administrative expenses primarily related to lower employee compensation expenses, rent and occupancy related expenses and professional service fees, offset partially by an increase in marketing expense; and

•                                          a net decrease of $0.6 million related to impairment, depreciation and amortization, and restructuring charges.

Comparison of the Six Months Ended June 30, 2015 and 2014 by Segment

The following table sets forth information related to our reportable operating business segments for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change		Constant Currency Change (3)
	2015	2014	$	%	$	%
	(in thousands, except % data)
Revenues:
Americas	$248,888	$258,688	$(9,800)	(3.8)%	$(6,069)	(2.3)%
Asia Pacific	249,332	293,596	(44,264)	(15.1)	(27,851)	(9.5)
Europe	109,092	136,893	(27,801)	(20.3)	(733)	(0.5)
Total segment revenues	607,312	689,177	(81,865)	(11.9)	(34,653)	(5.0)
Other businesses	552	172	380	220.9	320	186.0
Total consolidated revenues	$607,864	$689,349	$(81,485)	(11.8)%	$(34,333)	(5.0)%

Operating income:
Americas	$37,149	$38,357	$(1,208)	(3.1)%	$(1,275)	(3.3)%
Asia Pacific	58,597	81,908	(23,311)	(28.5)	(19,931)	(24.3)
Europe	14,343	19,565	(5,222)	(26.7)	(579)	(3.0)
Total segment operating income	110,089	139,830	(29,741)	(21.3)	(21,785)	(15.6)

Reconciliation of total segment operating income to income before income taxes:
Other businesses (1)	(12,294)	(8,345)	(3,949)	47.3	(4,007)	48.0
Intersegment eliminations	—	30	(30)	(100.0)	—	—
Unallocated corporate and other (2)	(83,808)	(72,782)	(11,026)	15.1	(25,962)	35.7
Total consolidated operating income	13,987	58,733	(44,746)	(76.2)	$(51,754)	(88.1)%
Foreign currency transaction gain (loss), net	277	(2,988)	3,265	(109.3)
Interest income	484	880	(396)	(45.0)
Interest expense	(479)	(319)	(160)	50.2
Other income (expense), net	(411)	171	(582)	(340.4)
Income before income taxes	$13,858	$56,477	$(42,619)	(75.5)%

(1)         During the six months ended June 30, 2015, operating losses of Other businesses increased $3.9 million compared to 2014, primarily due to a $3.1 million decrease in gross margin and a $1.0 million increase in selling, general and administrative expenses.

(2)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and other corporate costs. For the six months ended June 30, 2015, ‘Unallocated corporate and other’ operating losses increased $11.0 million compared to the same period in 2014, primarily due to an increase in administrative expenses related to certain legal liabilities, disbursements made to invalid vendors, and reorganization expenses related to our investment agreement with Blackstone.

(3)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Americas Operating Segment. During the six months ended June 30, 2015, revenues from our Americas segment decreased $9.8 million, or 3.8%, compared to the same period in 2014 primarily due to unfavorable foreign currency fluctuations and a decrease in footwear units sold, of which largely relates to store closures.

During the six months ended June 30, 2015, segment operating income decreased $1.2 million, or 3.1%, compared to the same period in 2014 primarily related to the net effect of:

•                                          an increase of $3.0 million in selling, general and administrative expenses as a result of higher marketing expense offset by lower employee compensation related expenses and lower professional fees;

•                                          a decrease of $2.4 million in depreciation and amortization, impairment, and restructuring expense; and

•                                          a decrease in segment gross margins of $0.6 million, primarily related to a decrease in revenue.

Asia Pacific Operating Segment. During the six months ended June 30, 2015, revenues from our Asia Pacific segment decreased $44.3 million, or 15.1%, compared to the same period in 2014 primarily due to unfavorable foreign currency fluctuations, a decrease in footwear units sold, and a lower average selling price.

During the six months ended June 30, 2015, segment operating income decreased $23.3 million, or 28.5%, compared to the same period in 2014 primarily related to the net effect of:

•                                          a decrease in segment gross margins of $25.4 million, primarily related to a decrease in revenue;

•                                          a decrease of $3.6 million in selling, general and administrative expenses due to lower employee compensation expenses, and rent and occupancy related expenses;

•                                          an increase of $2.6 million in restructuring charges related to severance and store closure costs; and

•                                          a decrease of $1.1 million in depreciation and amortization.

Europe Operating Segment. During the six months ended June 30, 2015, revenues from our Europe segment decreased $27.8 million, or 20.3%, compared to the same period in 2014, primarily due to unfavorable foreign currency fluctuations and lower sales volumes associated with store closures.

During the six months ended June 30, 2015, segment operating income decreased $5.2 million, or 26.7%, compared to the same period in 2014 primarily related to the net effect of:

•                                          a decrease of $15.0 million in gross margin, primarily due to a decrease in revenue;

•                                          a decrease of $10.3 million in selling, general and administrative expenses primarily related to lower employee compensation expenses, rent and occupancy related expenses and professional service fees, offset partially by higher marketing expense; and

•                                          an increase of $0.5 million due to higher restructuring charges, offset by lower depreciation and amortization expense.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows

Our condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)
Cash used in operating activities	$(3,051)	$(16,979)	$13,928
Cash used in investing activities	(9,141)	(31,065)	21,924
Cash provided by (used in) financing activities	(50,616)	131,131	(181,747)
Effect of exchange rate changes on cash	(7,425)	8,722	(16,147)
Net increase (decrease) in cash and cash equivalents	$(70,233)	$91,809	$(162,042)

During the six months ended June 30, 2015, cash and cash equivalents decreased $70.2 million, or 26.3%, to $197.3 million compared to $267.5 million at December 31, 2014.

Operating Activities. The $13.9 million increase in net cash used in operating activities is primarily attributable to the net effect of (i) an increase in cash associated with changes in operating assets and liabilities, (ii) a decrease in cash associated with lower net income as compared to the prior period, and (iii) an increase in cash associated with changes in foreign exchange rates.

Investing Activities. The $21.9 million increase in net cash used in investing activities is primarily attributable to lower purchases of intangible assets and property and equipment during the six months period ended June 30, 2015 compared to the same period in the prior year.

Financing Activities. The $181.7 million decrease in net cash provided by (used in) financing activities is primarily attributable to preferred stock issuances of $0.0 million in the six month period ended June 30, 2015 compared to $182.2 million in the same period in the prior year in connection with the Blackstone investment.

Effect of Exchange Rates. The effect of exchange rate changes on cash of $16.1 is primarily associated with a decrease in the value of the Euro and the Japanese Yen relative to the U.S. Dollar.

Working Capital

Accounts receivable and inventory balances increased $71.5 million and $11.6 million, respectively from December 31, 2014 to June 30, 2015, due to the seasonal nature of our operations. Our highest revenues are typically recorded during the quarter ended June 30 of each year. Accounts payable increased $41.6 million as of June 30, 2015 compared to December 31, 2014. As a result of the January 2015 implementation of our new ERP system, we accelerated payments of our outstanding payables in late 2014 to accommodate the transition. Therefore, the increase in accounts payable is due to the normal course of business, as our business cycles have returned to normal.

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

During the six months ended June 30, 2015, we repurchased 3.3 million shares at an average price of $13.03 per share for an aggregate price of approximately $42.6 million, excluding related commission charges, under our publicly-announced repurchase plan.

As of June 30, 2015, subject to certain restrictions on repurchases under our revolving credit facility, we had $161.8 million remaining under the repurchase authorizations.

Revolving Credit Facility

On September 25, 2009, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders.

On April 2, 2015, we entered into the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment”) pursuant to which certain terms of the Credit Agreement were amended. The Sixth Amendment primarily amended certain definitions of the financial covenants to be more favorable to us including (i) setting the minimum fixed charge coverage ratio to 1.00 to 1.00 through December 31, 2015, 1.15 to 1.00 through March 31, 2016 and 1.25 to 1.00 for each quarter thereafter, (ii) setting the Leverage Ratio to 4.00 to 1.00 through March 31, 2016 and 3.75 to 1.00 for each quarter thereafter and (iii) reducing our global cash requirement from $100 million to $50 million.

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

As of June 30, 2015 and December 31, 2014, we had no outstanding borrowings under the Credit Agreement. As of June 30, 2015 and December 31, 2014, we had outstanding letters of credit of $1.7 million and $1.8 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of June 30, 2015, we were in compliance with all restrictive financial and other covenants under the Credit Agreement.

Long-Term Bank Borrowings

On December 10, 2012, we entered into a Master Installment Payment Agreement (“Master IPA”) with PNC in which PNC financed the Company’s recent implementation of a new enterprise resource planning (“ERP”) system which began in October 2012 and was substantially completed in early 2015. The terms of each note payable, under the Master IPA, consist of a fixed interest rate and payment terms based on the amount borrowed and the timing of activity throughout the implementation of the ERP system.

As of June 30, 2015 and December 31, 2014, we had $9.0 million and $11.6 million, respectively, of debt outstanding under five separate notes payable, of which $5.3 million represents current installments for both periods. As of June 30, 2015, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the entity, interest expense was capitalized to the condensed consolidated balance sheets until the assets were placed into service on January 1, 2015. During the six months ended June 30, 2015, no interest was capitalized. During the three and six months ended June 30, 2014, we capitalized $0.1 million and $0.2 million in interest expense related to this debt arrangement to the condensed consolidated balance sheets. Interest rates and payment terms are subject to changes as further financing occurs under the Master IPA.

Capital Assets

During the three months and six months ended June 30, 2015, net capital assets acquired, inclusive of intangible assets, were $9.7 million compared to $30.3 million during the same period in 2014. The decrease is primarily due to decreased capital spending related to our ERP implementation, as the implementation phase has ended.

Repatriation of Cash

As we are a global business, we have cash balances located in various countries that are denominated in various currencies. Fluctuations in foreign currency exchange rates impact the results of our operations and cash positions. Future fluctuations in foreign currencies may have a material impact on our cash flows and capital resources. Cash balances held in foreign countries may have additional restrictions and covenants that could adversely impact our liquidity and our ability to timely access and transfer cash balances between entities.

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested; however, our Board has approved a foreign cash repatriation strategy related to certain historical intercompany receivables or related to certain royalties paid to the U.S. during the year. As part of this strategy, we repatriated approximately $70.8 million during the three months ended June 30, 2015 without a tax impact. Further cash repatriation will depend on future cash requirements in the U.S. We maintain approximately $65.8 million of foreign earnings for which tax has previously been provided, and has not been repatriated at this time.

Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries have monetary laws that may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of June 30, 2015, we held $154.0 million of our total $197.3 million cash balance in international locations. This cash is primarily used for the ongoing operations of the business in the locations where the cash is held. Of the $154.0 million, $1.8 million could potentially be restricted, as described above. If the remaining $152.2 million were to be immediately repatriated to the U.S., we would be required to incur approximately $17.1 million in taxes that were not previously provided for in our consolidated statement of operations.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2015.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 - Organization and Basis of Presentation in the accompanying notes to the condensed consolidated financial statements for recently adopted and issued accounting pronouncements.

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

Borrowings under the revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of June 30, 2015 and December 31, 2014, there were no borrowings under the revolving credit facility. Therefore, we are currently not exposed to market interest rate risk under the revolving credit facility.

We additionally hold cash equivalents including certificate of deposits, time deposits and money market funds. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of June 30, 2015, we held $7.6 million in cash equivalents subject to variable interest rates. If the prevailing market interest rates relative to these investments increased or decreased by 10% during the three months ended June 30, 2015, interest income would have increased or decreased by a negligible amount.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. Dollars. Our ability to sell our products in foreign markets and the U.S. Dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. Dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase or decrease of 1% in value of the U.S. Dollar relative to foreign currencies would have increased or decreased loss before taxes for the three and six months ended June 30, 2015 by approximately $0.5 million and $0.2 million, respectively. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. Dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced for the three and six months ended June 30, 2015 and 2014.

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

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts as of June 30, 2015 and December 31, 2014. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	June 30,	December 31,
	2015	2014
	(in thousands)
Foreign currency exchange forward contracts by currency:
Japanese Yen	$85,763	$44,533
Singapore Dollar	56,542	61,887
British Pound Sterling	23,260	17,230
Euro	11,342	134,755
South Korean Won	10,697	14,590
Mexican Peso	8,036	13,180
South African Rand	6,616	4,355
Australian Dollar	5,245	7,913
Indian Rupee	4,905	3,356
New Taiwan Dollar	2,907	3,229
Swedish Krona	2,701	1,918
Canadian Dollar	2,452	3,005
Russian Ruble	2,210	1,838
Brazilian Real	974	—
New Zealand Dollar	642	743
Hong Kong Dollar	626	814
Chinese Yuan Renminbi	—	5,376
Norwegian Krone	—	917
Total notional value, net	$224,918	$319,639

Latest maturity date	July 2015	January 2015

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2015 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than certain changes and improvements to our processes and procedures resulting from our implementation of our new ERP system.

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

Mexico’s Federal Tax Authority (“SAT”) has audited Crocs’ records regarding imports and exports during the period from January 2006 to July 2011. There were two phases to the audit, the first for capital equipment and finished goods and the second for raw materials. The first phase was completed and no major discrepancies were noted by the SAT. On January 9, 2013, Crocs received a notice for the second phase in which the SAT issued a tax assessment (taxes and penalties) of roughly 280.0 million pesos (approximately $22.0 million) based on the value of all of Crocs’ imported raw materials during the audit period. We believe that the proposed penalty amount is unfounded and without merit. With the help of local counsel we filed an appeal by the deadline of March 15, 2013. We have argued that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT. In connection with the appeal, the SAT required us to post an appeal surety bond in the amount of roughly 321.0 million pesos (approximately $26.0 million), which amount reflects estimated additional penalties and interest if we are not successful on our appeal. This amount will be adjusted on an annual basis. On November 27, 2014, the Superior Chamber of the Federal Tax Court ruled in favor of Crocs and annulled the tax assessment and the corresponding penalty. The SAT filed its appeal of the decision in Crocs’ favor on February 25, 2015. On June 24, 2015, the Circuit Court rejected SAT´s appeal, and thus, confirmed the favorable decision issued to Crocs by the Federal Tax Court. Crocs has not yet been served with the final written opinion but expects to receive the same within the next two months. Crocs will not know if the SAT has a right of appeal until then. It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

Crocs is currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015 Crocs was notified about the issuance of assessments totaling approximately $5.3 million for the period January 2010 through May 2011. Crocs has disputed these assessments and asserted defenses to the claims. On February 25, 2015 Crocs received additional assessments totaling approximately $11.5 million related to the remainder of the audit period. Crocs has also disputed these assessments and asserted defenses to these claims. It is anticipated that this matter will take up to several years to be resolved. It is not possible at this time to predict the outcome of this matter.

On August 8, 2014, a purported class action lawsuit was filed in California State Court against our subsidiary, Crocs Retail, LLC (Zaydenberg v. Crocs Retail, LLC, Case No. BC554214). The lawsuit alleged various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. We filed an answer on February 6, 2015, denying the allegations and asserting several defenses. On June 3, 2015, a second purported class action lawsuit was filed in California State Court against Crocs Retail, LLC (Christopher S. Duree and Richard Morely v. Crocs, Inc., Case No. BC583875), making substantially the same allegations as in the Zaydenberg lawsuit. The parties attended a mediation on June 26, 2015, and reached a preliminary settlement for both lawsuits. The parties are now petitioning the State Court for approval of the settlement.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			of Shares (or Units)	Value of Shares or Units
	Total Number	Average	Purchased as	That May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs (1)	($ thousands)
April 1, 2015 to April 30, 2015	267,148	$12.27	267,148	$181,203
May 1, 2015 to May 31, 2015	114,606	$15.27	114,606	$179,453
June 1, 2015 to June 30, 2015	1,170,654	$15.09	1,170,654	$161,790
Total	1,552,408	$14.62	1,552,408	$161,790

(1)         On December 26, 2013, the board of directors approved the repurchase of up to $350.0 million of our common stock, which was announced on December 30, 2013. During the three months ended June 30, 2015, we repurchased approximately 1.6 million shares at a weighted average price of $14.62 per share for an aggregate price of approximately $22.7 million, excluding related commission charges, under our publicly-announced repurchase plan. As of June 30, 2015, approximately $161.8 million of shares remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice.

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

10.1†

Sixth Amendment to Amended and Restated Credit Agreement, dated April 2, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent.

10.2†

Seventh Amendment to Amended and Restated Credit Agreement, dated April 21, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent.

10.3*	Crocs, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 9, 2015).

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†                                         Filed herewith.

*                                         Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: August 7, 2015	By:	/s/ Jeffrey J. Lasher
		Name:	Jeffrey J. Lasher
		Title:	Senior Vice President-Finance and Chief Financial Officer