Form 10-Q
period 2015-09-30
Crocs, Inc.
filed 2015-11-09
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, Crocs, Inc. had 73,659,154 shares of its $0.001 par value common stock outstanding.

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

i

Crocs, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2015

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

($ thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$274,088	$302,401	$881,952	$991,750
Cost of sales	153,267	146,801	443,891	475,323
Restructuring charges (Note 6)	—	583	—	2,612
Gross profit	120,821	155,017	438,061	513,815
Selling, general and administrative expenses	135,110	143,719	429,815	434,244
Restructuring charges (Note 6)	981	7,585	7,454	13,895
Asset impairment charges (Note 2)	5,460	2,600	7,535	5,830
Income (loss) from operations	(20,730)	1,113	(6,743)	59,846
Foreign currency transaction loss, net	(2,908)	(1,290)	(2,631)	(4,278)
Interest income	268	424	752	1,304
Interest expense	(171)	(366)	(650)	(685)
Other income (loss), net	405	217	(6)	388
Income (loss) before income taxes	(23,136)	98	(9,278)	56,575
Income tax benefit (expense)	(888)	15,669	(3,745)	(8,407)
Net income (loss)	$(24,024)	$15,767	$(13,023)	$48,168

Dividends on Series A convertible preferred stock (Note 13)	(3,000)	(3,067)	(8,833)	(8,233)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature (Note 13)	(752)	(691)	(2,209)	(2,030)
Net income (loss) attributable to common stockholders	$(27,776)	$12,009	$(24,065)	$37,905

Net income (loss) per common share (Note 12):
Basic	$(0.37)	$0.12	$(0.32)	$0.38
Diluted	$(0.37)	$0.12	$(0.32)	$0.37

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

($ thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$(24,024)	$15,767	$(13,023)	$48,168
Other comprehensive income (loss):
Foreign currency translation loss, net	(11,739)	(18,891)	(29,306)	(19,650)
Total comprehensive income (loss)	$(35,763)	$(3,124)	$(42,329)	$28,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ thousands, except number of shares)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$168,466	$267,512
Accounts receivable, net of allowances of $55,178 and $32,392, respectively (Note 2)	117,767	101,217
Inventories (Note 3)	190,819	171,012
Deferred tax assets, net	3,855	4,190
Income tax receivable	16,933	9,332
Other receivables	11,508	11,989
Prepaid expenses and other assets	29,782	30,156
Total current assets	539,130	595,408
Property and equipment, net (Note 2, 7)	50,188	68,288
Intangible assets, net	87,420	97,337
Goodwill	2,030	2,044
Deferred tax assets, net	19,570	17,886
Other assets	23,587	25,968
Total assets	$721,925	$806,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,160	$42,923
Accrued expenses and other liabilities (Note 5)	85,394	80,216
Deferred tax liabilities, net	11,675	11,869
Accrued restructuring (Note 6)	2,420	4,511
Income taxes payable	10,558	9,078
Current portion of long-term borrowings and capital lease obligations	5,383	5,288
Total current liabilities	194,590	153,885
Long-term income tax payable	4,335	8,843
Long-term borrowings and capital lease obligations	2,350	6,381
Long-term accrued restructuring (Note 6)	237	348
Other liabilities	12,430	12,277
Total liabilities	213,942	181,734
Commitments and contingencies (Note 14)
Series A convertible preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 200,000 shares issued and outstanding, redemption amount and liquidation preference of $203,000 and $203,067 as of September 30, 2015 and December 31, 2014, respectively (Note 13)	174,888	172,679

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 4,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 92,666,222 and 73,634,604 shares issued and outstanding, respectively, as of September 30, 2015 and 92,325,201 and 78,516,566 shares issued and outstanding, respectively, as of December 31, 2014	93	92
Treasury stock, at cost, 19,331,618 and 13,808,635 shares as of September 30, 2015 and December 31, 2014, respectively	(273,915)	(200,424)
Additional paid-in capital	353,174	345,732
Retained earnings	301,401	325,470
Accumulated other comprehensive loss	(47,658)	(18,352)
Total stockholders’ equity	333,095	452,518
Total liabilities, commitments and contingencies and stockholders’ equity	$721,925	$806,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(13,023)	$48,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,019	31,344
Unrealized (gain) loss on foreign exchange, net	(99)	(9,019)
Asset impairment charges	7,535	5,830
Provision for doubtful accounts, net	25,258	9,129
Share-based compensation	8,886	10,473
Inventory write-down charges	—	896
Non-cash restructuring charges	—	4,064
Other non-cash items	416	(170)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(48,092)	(67,358)
Inventories	(27,713)	(49,544)
Prepaid expenses and other assets	(321)	5,073
Accounts payable	38,864	10,152
Accrued expenses and other liabilities	4,855	8,981
Accrued restructuring	(2,019)	3,745
Income taxes	(15,626)	(17,059)
Cash provided by (used in) operating activities	6,940	(5,295)
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(4,235)	(13,891)
Proceeds from disposal of property and equipment	—	174
Cash paid for intangible assets	(7,572)	(29,457)
Change in restricted cash	11	(1,655)
Cash used in investing activities	(11,796)	(44,829)
Cash flows from financing activities:
Proceeds from preferred stock offering, net of issuance costs of $0.0 million and $15.8 million, respectively	—	182,220
Dividends - Series A preferred stock	(8,900)	(5,166)
Repayment of bank borrowings and capital lease obligations	(3,957)	(3,872)
Deferred debt issuance costs	(94)	(75)
Issuances of common stock	1,255	1,300
Purchase of treasury stock, net of issuances	(75,928)	(90,093)
Repurchase of common stock for tax withholding	(261)	(787)
Cash provided by (used in) financing activities	(87,885)	83,527
Effect of exchange rate changes on cash	(6,305)	(176)
Net increase (decrease) in cash and cash equivalents	(99,046)	33,227
Cash and cash equivalents - beginning of period	267,512	317,144
Cash and cash equivalents - end of period	$168,466	$350,371
Supplemental disclosure of cash flow information - cash paid during the period for:
Interest, net of capitalized interest	$688	$358
Income taxes	$17,668	$30,114
Supplemental disclosure of non-cash investing and financing activities:
Accrued purchases of property and equipment	$761	$663
Accrued purchases of intangibles	$—	$6,050
Accrued dividends	$3,000	$3,067
Accretion of dividend equivalents	$2,209	$2,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              ORGANIZATION & BASIS OF PRESENTATION

Organization

Crocs, Inc. and its subsidiaries (collectively the “Company,” “Crocs,” “we,” “our” or “us”) are engaged in the design, development, manufacturing, marketing and distribution of footwear, apparel and accessories for men, women and children.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, these financial statements do not include all information required for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements and these notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for any interim period are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectable accounts, taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, useful lives of long-lived assets and share-based compensation. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for Crocs beginning in the first quarter of 2016. Early adoption is permitted. Crocs does not expect this pronouncement will have a material impact on the condensed consolidated financial statements.

Share-Based Payments

In June 2014, the FASB issued ASU 2014-12 in response to the EITF consensus on Issue 13-D. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. This ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. The Company is currently evaluating the impact that this pronouncement will have on its condensed consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606) by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. Crocs is currently evaluating the impact that this pronouncement will have on the condensed consolidated financial statements. Crocs has not yet selected a transition method or determined the effect of the standard on financial reporting once the standard is effective.

Inventory

In July 2015, the FASB issued ASU No. 2015-11: Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Specifically, this standard eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. This standard is effective prospectively beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact that this pronouncement will have on its condensed consolidated financial statements.

Other new pronouncements issued but not effective until after September 30, 2015 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per Share

Basic and diluted earnings per common share (“EPS”) is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is a security that may participate in undistributed earnings with common stock had those earnings been distributed in any form. The Company’s Series A convertible preferred stock (“Series A preferred stock”) issued in 2014 represents participating securities as holders of the Series A preferred stock are entitled to receive any and all dividends declared or paid on common stock on an as-converted basis. In addition, shares of the Company’s non-vested restricted stock and restricted stock unit awards are considered participating securities as they represent unvested share-based payment awards containing non-forfeitable rights to dividends. As such, these participating securities must be included in the computation of EPS pursuant to the two-class method on a pro-rata, as-converted basis. Diluted EPS reflects the potential dilution from securities that could share in the Company’s earnings. In addition, the dilutive effect of each participating security, if any, is calculated using the more dilutive of the two-class method described above. This method assumes that the securities remain in their current form, or the if-converted method, which assumes conversion to common stock as of the beginning of the reporting date. Anti-dilutive securities are excluded from diluted EPS. See Note 12—Earnings Per Share for further discussion.

Asset Impairments

Crocs periodically evaluates all of its long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. The following table summarizes retail asset impairment charges by reportable operating segment for the three and nine months ended September 30, 2015 and 2014 related to certain underperforming stores that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over the remaining economic life or lease terms of those assets:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Impairment Charge	Number of Stores	Impairment Charge	Number of Stores	Impairment Charge	Number of Stores	Impairment Charge	Number of Stores
	(in thousands, except store count data)
Americas	$5,024	15	$1,994	10	$5,710	18	$3,238	26
Asia Pacific	103	4	372	2	618	12	817	14
Europe	333	7	234	8	1,207	13	1,775	17
Total asset impairment	$5,460	26	$2,600	20	$7,535	43	$5,830	57

Depreciation

During the three months ended September 30, 2015 and 2014, Crocs recorded $4.0 million and $6.4 million, respectively, in depreciation expense of which $0.4 million and $0.5 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. During the nine months ended September 30, 2015 and 2014, Crocs recorded $13.0 million and $18.1 million, respectively, in depreciation expense of which $1.4 million for both periods was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. As of September 30, 2015 and December 31, 2014, accumulated depreciation was $106.4 million and $99.8 million, respectively.

Accounts Receivable

Accounts receivable represent amounts due from customers. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, and do not bear interest. We use our best estimate to determine the required allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, economic trends and conditions affecting our customer base and historical collection experience. Specific provisions are recorded for individual receivables when we become aware of a customer’s inability to meet its financial obligations.

In the third quarter of 2015, we had multiple China distributors default on their payment obligations. As a result, we reassessed the collectability of our accounts receivable balances for our China operations, and we concluded a significant increase in our allowance for doubtful accounts was required. Accordingly, we have increased our China allowance for doubtful accounts by an additional $18.9 million, resulting in total allowances in China of $40.3 million and $21.1 million as of September 30, 2015 and December 31, 2014, respectively.  Our net accounts receivable balance for our China operations as of September 30, 2015 and December 31, 2014 is $4.6 million and $18.6 million, respectively.

The changes in the allowance for doubtful accounts, inclusive of unapplied rebate reserves, and reserves for sale returns and allowances for the three months ended September 30, 2015, and 2014, are as follows:

Consolidated reserves and allowances

	Three Months Ended September 30,
	2015				2014
	Allowance for doubtful accounts	Reserve for sales returns and allowances	Reserve for unapplied rebates	Total	Allowance for doubtful accounts	Reserve for sales returns and allowances	Reserve for unapplied rebates	Total
	(in thousands)
Beginning balance at June 30,	$(19,020)	$(12,482)	$(11,192)	$(42,694)	$(6,381)	$(10,107)	$(4,349)	$(20,837)
Reduction in revenue	—	(17,245)	(2,863)	(20,108)	—	(18,011)	(2,672)	(20,683)
Expense	(19,747)	—	—	(19,747)	(5,436)	—	—	(5,436)
Recoveries, applied amounts, and write-offs	1,210	20,018	6,143	27,371	884	22,587	2,484	25,955
Ending balance at September 30,	$(37,557)	$(9,709)	$(7,912)	$(55,178)	$(10,933)	$(5,531)	$(4,537)	$(21,001)

The changes in the allowance for doubtful accounts, inclusive of unapplied rebate reserves, and reserves for sale returns and allowances related to our China operations for the three months ended September 30, 2015, and 2014, are as follows:

China reserves and allowances

	Three Months Ended September 30,
	2015				2014
	Allowance for doubtful accounts	Reserve for sales returns and allowances	Reserve for unapplied rebates	Total	Allowance for doubtful accounts	Reserve for sales returns and allowances	Reserve for unapplied rebates	Total
	(in thousands)
Beginning balance at June 30,	$(12,302)	$(4,176)	$(7,481)	$(23,959)	$(1,445)	$(577)	$(3,762)	$(5,784)
Reduction in revenue	—	(632)	(553)	(1,185)	—	(846)	(1,218)	(2,064)
Expense	(18,931)	—		(18,931)	(3,263)	—	—	(3,263)
Recoveries, applied amounts, and write-offs	297	1,596	1,924	3,817	—	1,105	2,860	3,965
Ending balance at September 30,	$(30,936)	$(3,212)	$(6,110)	$(40,258)	$(4,708)	$(318)	$(2,120)	$(7,146)

The changes in the allowance for doubtful accounts, inclusive of unapplied rebate reserves, and reserves for sale returns and allowances for the nine months ended September 30, 2015, and 2014, are as follows:

Consolidated reserves and allowances

	Nine Months Ended September 30,
	2015				2014
	Allowance for doubtful accounts	Reserve for sales returns and allowances	Reserve for unapplied rebates	Total	Allowance for doubtful accounts	Reserve for sales returns and allowances	Reserve for unapplied rebates	Total
	(in thousands)
Beginning balance at December 31,	$(13,609)	$(7,214)	$(11,569)	$(32,392)	$(3,656)	$(5,410)	$(1,447)	$(10,513)
Reduction in revenue	—	(52,435)	(10,414)	(62,849)	—	(50,981)	(13,011)	(63,992)
Expense	(25,495)	—	—	(25,495)	(9,276)	—	—	(9,276)
Recoveries, applied amounts, and write-offs	1,547	49,940	14,071	65,558	1,999	50,860	9,921	62,780
Ending balance at September 30,	$(37,557)	$(9,709)	$(7,912)	$(55,178)	$(10,933)	$(5,531)	$(4,537)	$(21,001)

The changes in the allowance for doubtful accounts, inclusive of unapplied rebate reserves, and reserves for sale returns and allowances related to our China operations for the nine months ended September 30, 2015, and 2014, are as follows:

China reserves and allowances

	Nine Months Ended September 30,
	2015				2014
	Allowance for doubtful accounts	Reserve for sales returns and allowances	Reserve for unapplied rebates	Total	Allowance for doubtful accounts	Reserve for sales returns and allowances	Reserve for unapplied rebates	Total
	(in thousands)
Beginning balance at December 31,	$(8,440)	$(4,043)	$(8,623)	$(21,106)	$(24)	$(225)	$(1,051)	$(1,300)
Reduction in revenue	—	(5,780)	(3,479)	(9,259)	—	(2,331)	(8,588)	(10,919)
Expense	(22,925)	—	—	(22,925)	(4,684)	—	—	(4,684)
Recoveries, applied amounts, and write-offs	429	6,611	5,992	13,032	—	2,238	7,519	9,757
Ending balance at September 30,	$(30,936)	$(3,212)	$(6,110)	$(40,258)	$(4,708)	$(318)	$(2,120)	$(7,146)

As of September 30, 2015 and December 31, 2014, our China operations accounted for $ 44.9 million and $39.7 million, respectively, of our total gross accounts receivable balances, of which $41.2 million and $36.9 million, respectively, was past due in China. As of September 30, 2015 and December 31, 2014, our China operations had total accounts receivable reserves of $40.3 million and $21.1 million, respectively, associated with these receivables.

3. INVENTORIES

The following table summarizes inventories by major classification as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(in thousands)
Finished goods	$185,652	$167,515
Work-in-progress	519	703
Raw materials	4,648	2,794
Total inventories	$190,819	$171,012

4. GOODWILL & INTANGIBLE ASSETS

The following table summarizes the goodwill and identifiable intangible assets as of September 30, 2015, and December 31, 2014:

	September 30, 2015					December 31, 2014
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(in thousands)
Capitalized software	$166,774	(1)	$(81,406	)(2)	$85,368	$157,615	(1)	$(62,591	)(2)	$95,024
Customer relationships	4,846		(4,846)		—	5,945		(5,798)		147
Patents, copyrights, and trademarks	6,674		(5,054)		1,620	6,702		(4,931)		1,771
Core technology	4,170		(4,170)		—	4,170		(4,170)		—
Other	243		(111)		132	698		(636)		62
Total finite lived intangible assets	182,707		(95,587)		87,120	175,130		(78,126)		97,004
Indefinite lived intangible assets (3)	300		—		300	333		—		333
Goodwill (3)	2,030		—		2,030	2,044		—		2,044
Goodwill and intangible assets	$185,037		$(95,587)		$89,450	$177,507		$(78,126)		$99,381

(1)         Includes $4.1 million of software held under a capital lease classified as capitalized software as of both September 30, 2015, and December 31, 2014.

(2)         Includes $2.9 million and $2.5 million of accumulated amortization of software held under a capital lease as of September 30, 2015, and December 31, 2014, respectively, and is amortized using the straight-line method over the useful life.

(3)         Change in goodwill and indefinite lived intangible assets relate entirely to foreign currency translation.

The following table summarizes estimated future annual amortization of intangible assets as of September 30, 2015:

Amortization
Fiscal years ending December 31,	(in thousands)
2015 (remainder of year)	$5,451
2016	18,620
2017	16,901
2018	14,449
2019	12,524
Thereafter	19,175
Total	$87,120

During the three months ended September 30, 2015, and 2014, amortization expense recorded for intangible assets with finite lives was $4.9 million and $4.2 million, respectively, of which $1.4 million and $1.6 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. During the nine months ended September 30, 2015 and 2014, amortization expense recorded for intangible assets with finite lives was $15.0 million and $13.2 million, respectively, of which $4.5 million and $4.7 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. As of September 30, 2015 and December 31, 2014, accumulated amortization was $95.6 million and $78.1 million, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(in thousands)
Fulfillment, freight and duties	$19,371	$12,110
Accrued compensation and benefits	19,008	23,824
Professional services	14,563	16,212
Accrued rent and occupancy	8,935	9,675
Sales/use and VAT tax payable	5,694	5,897
Deferred revenue and royalties payable	4,479	2,005
Customer deposits	3,531	3,075
Dividend payable	3,000	3,067
Accrued legal liabilities	2,935	2,150
Other (1)	3,878	2,201
Total accrued expenses and other current liabilities	$85,394	$80,216

(1)         The amounts in ‘Other’ consist of various accrued expenses, of which no individual item accounted for more than 5% of the total balance as of September 30, 2015 or December 31, 2014.

6. RESTRUCTURING ACTIVITIES

Restructuring

On July 21, 2014, Crocs announced strategic plans for long-term improvement and growth of the business. These plans comprise four key initiatives including (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure by reducing excess overhead and enhancing the decision making process, and (4) closing or converting retail locations around the world. The initial effects of these plans were incurred in 2014 and are continuing throughout 2015. Crocs recorded restructuring charges of $1.0 million and $7.5 million during the three and nine month periods ended September 30, 2015, respectively. During 2015, Crocs currently estimates restructuring costs related to store closures and changes in organizational structure of approximately $8.0 million to $12.0 million, but the Company can make no assurance that actual costs will not differ.

The following table summarizes the restructuring activity during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Severance costs	$128	$5,358	$4,101	$9,811
Lease / contract exit and related costs	848	1,034	2,765	2,212
Other (1)	5	1,776	588	4,484
Total restructuring charges	$981	$8,168	$7,454	$16,507

(1)         The amounts in ‘Other’ consist of various asset and inventory impairment charges prompted by the aforementioned restructuring plan, legal fees and facility maintenance fees.

The following table summarizes the Company’s restructuring activity during the three and nine months ended September 30, 2015 and 2014 by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Americas	$50	$2,058	$506	$3,282
Asia Pacific	100	3,191	3,140	3,584
Europe	831	400	2,356	1,382
Corporate	—	2,519	1,452	8,259
Total restructuring charges	$981	$8,168	$7,454	$16,507

The following table summarizes the Company’s accrued restructuring balance and associated activity from December 31, 2014 through September 30, 2015:

	December 31, 2014	Additions	Cash Payments	September 30, 2015
	(in thousands)
Severance costs	$3,154	$4,101	$(6,230)	$1,025
Lease/ contract exit and related costs	1,401	2,765	(3,088)	1,078
Other (1)	304	588	(338)	554
Total restructuring charges	$4,859	$7,454	$(9,656)	$2,657

(1) Includes expenses related to exiting stores and legal fees.

Retail Store Closings

As mentioned above, the Company plans to close additional retail locations around the globe. As such, Crocs expects to incur certain exit costs specific to store closures including operating lease termination costs, rent obligations for leased facilities, net of expected sublease income, and other expenses in association with this plan. During the three and nine month periods ended September 30, 2015,

Crocs closed 2 and 18 company-operated retail locations that were identified in the initial restructuring plan, respectively. These locations were selected for closure by management based on historical and projected profitability levels, relocation plans, and other factors. As of September 30, 2015 and December 31, 2014, Crocs had a liability of approximately $2.7 million and $4.9 million, respectively, related to locations to be closed and other reductions in workforce in accrued restructuring on the condensed consolidated balance sheets. The calculation of accrued store closing reserves primarily includes future minimum lease payments from the date of closure to the end of the remaining lease term, net of contractual or estimated sublease income. Crocs records the liability at fair value in the period the store is closed.

7. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

GAAP provides for a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

As of September 30, 2015 and December 31, 2014, our assets subject to fair value measurements consisted solely of cash equivalents of $15.3 million and $23.3 million, respectively, which are Level 1 assets.

Non-Recurring Fair Value Measurements

The majority of the Company’s non-financial instruments, which include inventories, property and equipment and intangible assets, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment and the carrying value is not recoverable, the carrying value would be adjusted to the lower of its cost or fair value and an impairment charge would be recorded. During the three months ended September 30, 2015 and 2014, Crocs recorded $5.5 million and $2.6 million, respectively, in impairment charges associated with the Company’s retail locations. During the nine months ended September 30, 2015 and 2014, Crocs recorded $7.5 million and $5.8 million, respectively, in impairment charges associated with the Company’s retail locations.

8. DERIVATIVE FINANCIAL INSTRUMENTS

Crocs transacts business in various foreign countries and is therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. In general, Crocs enters into foreign currency exchange forward contracts and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. As these derivative instruments do not qualify as hedging instruments under the accounting standards for derivatives and hedging, they are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in ‘Foreign currency transaction loss, net’ in the condensed consolidated statements of operations. For purposes of the cash flow statement, Crocs classifies the cash flows from derivative instruments at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within ‘Cash provided by (used in) operating activities.’

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts as of September 30, 2015 and December 31, 2014. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the foreign currency exchange risks.

	September 30,	December 31,
	2015	2014
	(in thousands)
Foreign currency exchange forward contracts by currency:
Japanese Yen	$96,015	$44,533
Singapore Dollar	62,325	61,887
British Pound Sterling	20,372	17,230
Euro	16,902	134,755
South Korean Won	11,795	14,590
Mexican Peso	9,823	13,180
South African Rand	6,481	4,355
Australian Dollar	5,935	7,913
Indian Rupee	5,144	3,356
New Taiwan Dollar	3,410	3,229
Swedish Krona	2,552	1,918
Brazilian Real	1,910	—
Canadian Dollar	1,237	3,005
Russian Ruble	781	1,838
Hong Kong Dollar	676	814
Norwegian Krone	560	917
New Zealand Dollar	—	743
Chinese Yuan Renminbi	—	5,376
Total notional value, net	$245,918	$319,639

Latest maturity date	November 2015	January 2015

The following table presents the amounts affecting the condensed consolidated statements of operations from derivative instruments and exposure from day-to-day business transactions in various foreign currencies for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Foreign currency gain (loss)	$(288)	$(3,787)	$4,332	$(1,567)
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards	(2,620)	2,497	(6,963)	(2,711)
Foreign currency transaction loss, net	$(2,908)	$(1,290)	$(2,631)	$(4,278)

The line ‘Foreign currency transaction loss, net’ on the condensed consolidated statements of operations includes both realized and unrealized gains/losses from underlying foreign currency activity and derivative contracts. These gains and losses are reported on a net basis.

9. REVOLVING CREDIT FACILITY & BANK BORROWINGS

Senior Revolving Credit Facility

On September 25, 2009, Crocs entered into a Revolving Credit and Security Agreement (as amended, the “Credit Agreement”) with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders.

On April 2, 2015, Crocs entered into the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment”) pursuant to which certain terms of the Credit Agreement were amended. The Sixth Amendment primarily amended certain definitions of the financial covenants to be more favorable to Crocs including (i) setting the minimum fixed charge coverage ratio to 1.00 to 1.00 through December 31, 2015, 1.15 to 1.00 through March 31, 2016 and 1.25 to 1.00 for each quarter thereafter, (ii) setting the leverage ratio to 4.00 to 1.00 through March 31, 2016 and 3.75 to 1.00 for each quarter thereafter and (iii) reducing the Company’s global cash requirement from $100 million to $50 million.

On September 1, 2015, the Company entered into the Eighth Amendment to Amended and Restated Credit Agreement (the “Eighth Amendment”) pursuant to which certain terms of the Credit Agreement were amended. The Eighth Amendment primarily amended certain definitions of the financial covenants to become more favorable to the Company including (i) increasing the exclusion of cash and non-cash charges from the EBITDAR calculation to up to $85.0 million, not to exceed $65.0 million with respect to cash charges, (ii) setting the minimum fixed charge coverage ratio to 0.95 to 1.00 for the period ended September 30, 2015, (iii) allowing up to $40.0 million in stock repurchases to be made during the quarter ended September 30, 2015, (iv) suspending stock repurchases if the fixed charge coverage ratio is less than 1.00 to 1.00, and (v) eliminating the administrative agent basket through December 31, 2015.

The Credit Agreement enables Crocs to borrow up to $100.0 million, with the ability to increase commitments to $125.0 million subject to certain conditions, and is currently set to mature in December 2017. The Credit Agreement is available for working capital, capital expenditures, permitted acquisitions, reimbursement of drawings under letters of credit, and permitted dividends, distributions, purchases, redemptions and retirements of equity interests. Borrowings under the Credit Agreement are secured by all of the Company’s assets including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock and intellectual property. Borrowings under the Credit Agreement bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to LIBOR rate loans. The Credit Agreement further provides for a limit on the issuance of letters of credit to a maximum of $20.0 million. The Credit Agreement contains provisions requiring Crocs to maintain compliance with certain restrictive and financial covenants.

As of September 30, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Agreement. As of September 30, 2015 and December 31, 2014, the Company had outstanding letters of credit of $1.5 million and $1.8 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of September 30, 2015, the Company was not in compliance with the fixed charge coverage ratio and the leverage ratio under the Credit Agreement. On November 3, 2015, the Company entered into the Ninth Amendment to Amended and Restated Credit Agreement pursuant to which the Company received a waiver from the lenders of the financial covenant violations as of September 30, 2015 and the Credit Agreement was amended to allow for up to $15.0 million in stock repurchases in the fourth quarter of 2015. The Company anticipates it will be in compliance with its covenants as of December 31, 2015, however, there can be no assurance that the Company will be in compliance at that date.

Asia Pacific Revolving Credit Facility

On August 28, 2015, a Crocs subsidiary entered into a revolving credit facility agreement with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) as the lender. The revolving credit facility enables Crocs to borrow uncommitted dual currency revolving loan facilities up to RMB 40.0 million, or the USD equivalent, and import facilities up to RMB 60.0 million, or the USD equivalent, however, the total combined facility amount may not exceed an aggregate facility limit of RMB 60.0 million. This revolving credit facility supports possible future net working capital needs in China. For loans denominated in USD, the interest rate is 2.1% per annum plus LIBOR for three months or any other period as may be determined by HSBC at the end of each interest period. For loans denominated in RMB, interest equals the one year benchmark lending rate effective on the loan drawdown date set forth by the People’s Bank of China with a 10% mark-up and is payable on the maturity date of the related loan. The revolving credit facility is guaranteed by Crocs, Inc. and certain accounts receivables in China are pledged as security under the revolving credit facility. The revolving credit facility contains provisions requiring Crocs to maintain compliance with certain restrictive covenants and as of September 30, 2015, Crocs was in compliance with all relevant covenants. As of September 30, 2015, Crocs had no outstanding borrowings under the revolving credit facility.

Long-Term Bank Borrowings

On December 10, 2012, Crocs entered into a Master Installment Payment Agreement (“Master IPA”) with PNC in which PNC financed the Company’s recent implementation of a new enterprise resource planning (“ERP”) system, which began in October 2012 and was substantially completed in early 2015. The terms of each note payable, under the Master IPA, consist of a fixed interest rate and payment terms based on the amount borrowed and the timing of activity throughout the implementation of the ERP system. The Master IPA is subject to cross-default, cross-termination, and is co-terminous with the Credit Agreement. As discussed above, as of September 30, 2015, the Company was not in compliance with the fixed charge coverage ratio and the leverage ratio under the Credit Agreement. On November 3, 2015, the Company received a waiver from the lenders of the financial covenant violations as of September 30, 2015. The Company anticipates it will be in compliance with its covenants as of December 31, 2015.

As of September 30, 2015 and December 31, 2014, Crocs had $7.7 million and $11.6 million, respectively, of debt outstanding under five separate notes payable, of which $5.4 million and $5.3 million, respectively, represents current installments. As of September 30, 2015, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the entity, interest expense was capitalized to the condensed consolidated balance sheets until the assets were placed into service on January 1, 2015. During the three and nine months ended September 30, 2015, no interest was capitalized. During the three and nine months ended September 30, 2014, Crocs capitalized $0.1 million and $0.3 million, respectively, in interest expense related to this debt arrangement. Interest rates and payment terms are subject to change as further financing occurs under the Master IPA.

The components of the Company’s consolidated debt and capital lease obligations are as follows:

	September 30, 2015
		Unused Borrowing Capacity (2)			Carrying Value (3)
	Weighted Average Interest Rate (1)	Borrowing Currency		U.S. $ Equivalent	September 30, 2015	December 31, 2014
	(in thousands)
Debt obligations
Senior revolving credit facility	LIBOR plus 1.25% - 2.00%		$100,000	$100,000	$—	$—
Asia Pacific revolving credit facility	LIBOR plus 2.10%	RMB	60,000	9,438	—	—
Long-Term bank borrowings	2.63%				7,705	11,646
Total debt obligations				109,438	7,705	11,646
Capital lease obligations					28	23
Total debt and capital lease obligations					$7,733	$11,669
Current maturities					$5,383	$5,288
Long-term debt and capital lease obligations					$2,350	$6,381

(1)         Carrying value represents the weighted average interest rate in effect at September 30, 2015 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of the derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.

(2)         Unused borrowing capacity represents the maximum available under the applicable facility at September 30, 2015 without regard to covenant compliance calculations or other conditions precedent to borrowing.

(3)         As the interest rate of each of our credit agreements is variable, typically based on the daily LIBOR rates plus and additional margin, the estimated fair value of each of our debt instruments approximates its carrying value.

The maturities of the Company’s debt obligations as of September 30, 2015 are presented below:

September 30, 2015
(in thousands)
Maturities of debt and capital lease obligations
2015 (remainder of year)	$1,337
2016	4,774
2017	1,614
Thereafter	8
Total debt maturities	$7,733
Current portion	$5,383
Noncurrent portion	$2,350

As of September 30, 2015 and December 31, 2014, the fair value of the Company’s debt instruments approximates their reported carrying amounts.

10. STOCK-BASED COMPENSATION

Stock-based compensation expense is based on the grant date fair value and is recognized on a straight-line basis over the applicable vesting period. During the three months ended September 30, 2015 and 2014, Crocs recorded $2.4 million and $2.0 million, respectively, of pre-tax stock-based compensation expense, of which $2.3 million and $1.8 million, respectively, is included in selling, general and administrative expense, and $0.1 million and $0.2 million, respectively, is included in cost of sales on the condensed consolidated statements of operations.

During the nine months ended September 30, 2015 and 2014, Crocs recorded $8.9 million and $10.5 million, respectively, of pre-tax stock-based compensation expense, of which $8.5 million and $9.9 million, respectively, is included in selling, general and administrative expense, and $0.4 million and $0.6 million, respectively, is included in cost of sales on the condensed consolidated statements of operations. During the nine months ended September 30, 2015 and 2014, Crocs capitalized $0.0 million and $0.1 million, respectively, as intangible assets on the condensed consolidated balance sheets related to the implementation of the Company’s ERP system.

Stock Option Activity

A summary of Crocs’ stock option activity as of and for the three and nine months ended September 30, 2015 is presented below:

	Stock Options	Weighted Average Exercise Price
Outstanding as of June 30, 2015	1,495,938	$13.55
Granted	—	$—
Exercised	(44,337)	$6.67
Forfeited or expired	(29,192)	$19.79
Outstanding as of September 30, 2015	1,422,409	$13.64

	Stock Options	Weighted Average Exercise Price
Outstanding as of December 31, 2014	1,696,130	$13.52
Granted	35,000	$13.52
Exercised	(190,675)	$6.58
Forfeited or expired	(118,046)	$23.22
Outstanding as of September 30, 2015	1,422,409	$13.64

As of September 30, 2015, there was $0.8 million of unrecognized compensation expense related to stock options. The expense is expected to be amortized over a weighted average period of 2.68 years.

Restricted Stock Awards and Units Activity

A summary of the Company’s Restricted Stock Award (“RSA”) and Restricted Stock Unit (“RSU”) activity as of and for the three and nine months ended September 30, 2015 is presented below:

	Restricted Stock	Weighted Average	Restricted Stock	Weighted Average
	Awards	Grant Date	Units	Grant Date
	(“RSAs”)	Fair Value	(“RSUs”)	Fair Value
Unvested at June 30, 2015	15,987	$15.01	3,387,553	$11.20
Granted	—	$—	100,650	$14.74
Vested	(3,996)	$15.01	(29,500)	$15.62
Forfeited or expired	—	$—	(190,035)	$12.76
Unvested at September 30, 2015	11,991	$15.01	3,268,668	$11.18

	Restricted Stock	Weighted Average	Restricted Stock	Weighted Average
	Awards	Grant Date	Units	Grant Date
	(“RSAs”)	Fair Value	(“RSUs”)	Fair Value
Unvested at December 31, 2014	7,488	$15.61	1,997,471	$15.78
Granted	15,987	$15.01	2,644,126	$10.35
Vested	(11,484)	$15.40	(463,028)	$16.39
Forfeited or expired	—	$—	(909,901)	$14.78
Unvested at September 30, 2015	11,991	$15.01	3,268,668	$11.18

The total grant date fair value of RSAs vested during the three months ended September 30, 2015 and 2014 was $0.1 million and $0.0 million, respectively. The total grant date fair value of RSAs vested during the nine months ended September 30, 2015 and 2014 was $0.2 million and $1.0 million, respectively. As of September 30, 2015, Crocs had $0.2 million of total unrecognized stock-based compensation expense related to non-vested restricted stock awards, net of expected forfeitures, all of which was related to time-based awards. As of September 30, 2015, the unvested RSAs are expected to be amortized over the remaining weighted average period of 0.69 years.

The total grant date fair value of RSUs vested during the three months ended September 30, 2015 and 2014 was $0.5 million and $0.3 million, respectively. The total grant date fair value of RSUs vested during the nine months ended September 30, 2015 and 2014 was $7.6 million and $9.0 million, respectively. As of September 30, 2015, Crocs had $17.3 million of total unrecognized stock-based compensation expense related to unvested restricted stock units, net of expected forfeitures, of which $9.7 million is related to time-based awards and $7.6 million is related to performance-based awards. As of September 30, 2015, the unvested RSUs are expected to be amortized over the remaining weighted average period of 1.93 years, which consists of a remaining weighted average period of 1.99 years related to performance-based awards and a remaining weighted average period of 1.85 years related to time-based awards.

Appointment of Interim CFO

On September 7, 2015, Jeffrey J. Lasher resigned as Senior Vice President - Finance and Chief Financial Officer of Crocs. His resignation was effective October 1, 2015 and he will remain employed to provide transition services to the Company through November 7, 2015. On September 7, 2015, the Company appointed Mike Smith as Interim Chief Financial Officer, effective October 1, 2015. In connection with his appointment as Interim Chief Financial Officer, Mr. Smith was granted a RSU award representing the right to receive 10,000 shares of the Company’s common stock. The RSUs will vest in three equal annual installments beginning on the first anniversary of the grant date, subject to Mr. Smith’s continued employment with the Company through each vesting date.

Appointment of CFO

On November 4, 2015, the board of directors of the Company (the “Board”) appointed Carrie Teffner as Executive Vice President and Chief Financial Officer, effective December 16, 2015. In connection with her appointment, Ms. Teffner will resign as a member of the Board prior to her start date with the Company. She will serve as the Company’s principal financial officer and principal accounting officer. Mike Smith will no longer serve as Interim Chief Financial Officer on her start date.

Upon the commencement of her employment, Ms. Teffner will be granted a time-vesting RSU award representing the right to receive shares of the Company’s common stock equal to $1,000,000, based on a 30-day weighted-average stock price as of the date Ms. Teffner’s appointment was publicly announced.  The RSUs will vest in three annual installments beginning on the first anniversary of her start date, subject to her continued employment with the Company as of each vesting date.

In addition, Ms. Teffner will be granted a performance-vesting RSU award, representing the right to receive shares of the Company’s common stock equal to $1,000,000, based on a 30-day weighted-average stock price as of the date Ms. Teffner’s appointment was publicly announced. The RSUs will vest based on the achievement of certain share price levels on or before the fourth anniversary of her start date, subject to continued employment with the Company.

11. INCOME TAXES

During the three months ended September 30, 2015, the Company recognized income tax expense of $0.9 million on a pre-tax loss of $23.1 million. For the same period in 2014, the Company recognized income tax benefit of $15.7 million on pre-tax income of $0.1 million. During the nine months ended September 30, 2015, the Company recognized income tax expense of $3.7 million on a pre-tax loss of $9.3 million. For the same period in 2014, the Company recognized income tax expense of $8.4 million on pre-tax income of $56.6 million.

The change in income tax expense, compared to the same period in 2014, is primarily due to an increase in losses in various jurisdictions for which tax benefits were unable to be recognized as management has determined that it is not more likely than not that we will be able to utilize the tax losses. The Company’s effective income tax rate, for all periods presented, differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions as well as tax amounts recognized discretely during the quarter. As of September 30, 2015 and September 30, 2014, the Company had unrecognized tax benefits of $4.3 million and $12.2 million, respectively.

12. EARNINGS PER SHARE

The following table illustrates the basic and diluted EPS computations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Numerator
Net income (loss) attributable to common stockholders	$(27,776)	$12,009	$(24,065)	$37,905
Less: adjustment for income allocated to participating securities	—	(1,684)	—	(5,229)
Net income (loss) attributable to common stockholders - basic and diluted	$(27,776)	$10,325	$(24,065)	$32,676
Denominator
Weighted average common shares outstanding - basic	74,322	84,659	76,318	86,582
Plus: dilutive effect of stock options and unvested restricted stock units	—	778	—	1,137
Weighted average common shares outstanding - diluted	74,322	85,437	76,318	87,719

Net loss attributable per common share:
Basic	$(0.37)	$0.12	$(0.32)	$0.38
Diluted	$(0.37)	$0.12	$(0.32)	$0.37

Diluted EPS is calculated using the two-class method for options and RSUs and the if-converted method for series A preferred stock. Approximately 2.2 million and 0.8 million options and RSUs, for the three months ended September 30, 2015 and 2014, respectively, and approximately 2.4 million and 1.1 million options and RSUs for the nine months ended September 30, 2015 and 2014 were excluded in the calculation of diluted EPS under the two-class method because the effect would be anti-dilutive. The Series A preferred shares were excluded in the calculation of diluted EPS under the if-converted method because the effect would be anti-dilutive. If converted, Series A preferred stock would represent approximately 15.8% of the Company’s common stock outstanding or 13.8 million additional common shares, as of September 30, 2015. See Note 13 — Series A Preferred Stock for further details regarding the preferred share offering.

Stock Repurchase Plan Authorizations

Crocs continues to evaluate options to maximize the returns on its cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of common stock. On December 26, 2013, Crocs’ board of directors (the “Board”) approved the repurchase of up to $350.0 million of the Company’s common stock. The number, price, structure and timing of the repurchases will be at the Company’s sole discretion and future repurchases will be evaluated by the Company depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate Crocs to acquire any particular amount of its common stock. The Board may suspend, modify or terminate the repurchase program at any time without prior notice.

During the three months ended September 30, 2015, Crocs repurchased approximately 2.3 million shares at a weighted average price of $14.50 per share for an aggregate price of approximately $33.1 million, excluding related commission charges, under the publicly-announced repurchase plan. During the nine months ended September 30, 2015, Crocs repurchased approximately 5.6 million shares at a weighted average price of $13.64 per share for an aggregate price of approximately $75.8 million, excluding related commission charges, under the publicly-announced repurchase plan.

During the three months ended September 30, 2014, Crocs repurchased approximately 2.9 million shares at a weighted average price of $14.74 for an aggregate price of approximately $43.0 million, excluding related commission charges, under the publicly-announced repurchase plan. During the nine months ended September 30, 2014, Crocs repurchased approximately 6.1 million shares at a weighted average price of $14.76 for an aggregate price of approximately $89.9 million, excluding related commission charges, under the publicly-announced repurchase plan.

As of September 30, 2015, subject to certain restrictions on repurchases under the Company’s revolving credit facility, Crocs had $128.6 million remaining under the repurchase authorizations.

13. SERIES A PREFERRED STOCK

On January 27, 2014, Crocs issued 200,000 shares of Series A preferred stock to Blackstone Capital Partners VI L.P. (“Blackstone”) and certain of its permitted transferees, for an aggregate purchase price of $198.0 million, or $990 per share, pursuant to an Investment Agreement between Crocs and Blackstone, dated December 28, 2013. In connection with the issuance of the Series A preferred stock, Crocs received proceeds of $182.2 million after deducting the issuance discount of $2.0 million and direct and incremental expenses of $15.8 million including financial advisory fees, closing costs, legal expenses and other offering-related expenses. As of September 30, 2015 and December 31, 2014, Crocs had accrued dividends of $3.0 million and $3.1 million, respectively, on the condensed consolidated balance sheets, which were paid in cash to holders of the Series A preferred stock on October 1, 2015 and January 2, 2015, respectively.

14. COMMITMENTS AND CONTINGENCIES

Rental Commitments and Contingencies

Crocs rents space for its retail stores, offices, warehouses, vehicles, and equipment under operating leases expiring at various dates through 2033. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the lease term beginning on the lease inception date. Deferred rent is included in the condensed consolidated balance sheets in ‘Accrued expenses and other current liabilities.’

The following table summarizes the composition of rent expense under operating leases for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Minimum rentals (1)	$23,323	$26,629	$73,181	$82,307
Contingent rentals	4,166	4,952	12,171	14,635
Less: Sublease rentals	(58)	(261)	(176)	(736)
Total rent expense	$27,431	$31,320	$85,176	$96,206

(1)         Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking and storage fees, which were approximately $2.3 million during both the three months ended September 30, 2015 and 2014, respectively, and $7.0 million and $7.3 million during the nine months ended September 30, 2015 and 2014, respectively.

Purchase Commitments

As of September 30, 2015 and December 31, 2014, Crocs had firm purchase commitments with certain third-party manufacturers of $147.2 million and $202.3 million, respectively.

15. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

During 2014, Crocs had four reportable operating segments based on the geographic nature of the Company’s operations: Americas, Asia Pacific, Japan and Europe. Crocs’ “Other businesses” category aggregates insignificant operating segments that do not meet the reportable segment threshold and includes manufacturing operations located in Mexico, Italy and Asia. The composition of the Company’s reportable operating segments is consistent with that used by Crocs’ chief operating decision maker, (“CODM”) to evaluate performance and allocate resources.

Subsequent to December 31, 2014, Crocs’ internal reports reviewed by the CODM began consolidating Japan into the Asia Pacific segment. This change aligned the Company’s internal reporting to its new strategic model and management structure, as Japan and Asia Pacific are now managed and analyzed as one operating segment by management and the CODM. Accordingly, Crocs now has three reportable segments for 2015 as well as the “Other Businesses” category and prior period segment results have been reclassified to reflect this change.

Each of the reportable operating segments derives its revenues from the sale of footwear, apparel and accessories to external customers as well as intersegment sales. Revenues of the “Other businesses” category are primarily made up of intersegment sales. The remaining revenues for “Other businesses” represent non-footwear product sales to external customers. Intersegment sales are not included in the measurement of segment operating income or regularly reviewed by the CODM and are eliminated when deriving total consolidated revenues.

Segment performance is evaluated based on segment results without allocating corporate expenses, or indirect general, administrative and other expenses. Segment profits or losses include adjustments to eliminate intersegment sales. As such, reconciling items for segment operating income represent unallocated corporate and other expenses as well as intersegment eliminations. The CODM evaluates the performance of Crocs’ segments based on gross margin and direct operating profit excluding unallocated amounts. The CODM is not regularly provided information on segment assets, nor is such information considered when evaluating the performance of the segments. Additionally, there was no material change in the amounts or methodology of assets allocated to segments, other than the inclusion of assets allocated to the Japan segment now included in the Asia Pacific segment.

The following tables set forth information related to Crocs’ reportable operating business segments as of and for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Americas	$124,669	$127,475	$373,557	$386,163
Asia Pacific	98,879	113,846	348,211	407,442
Europe	50,122	60,645	159,214	197,538
Total segment revenues	273,670	301,966	880,982	991,143
Other businesses	418	435	970	607
Total consolidated revenues	$274,088	$302,401	$881,952	$991,750

Operating income:
Americas	$11,734	$15,094	$48,884	$53,451
Asia Pacific	178	13,475	58,775	95,383
Europe	3,834	9,689	18,177	29,254
Total segment operating income	15,746	38,258	125,836	178,088

Reconciliation of total segment operating income to income before income taxes:
Other businesses	(6,549)	(5,405)	(18,843)	(13,750)
Intersegment eliminations	—	15	—	45
Unallocated corporate and other (1)	(29,927)	(31,755)	(113,736)	(104,537)
Total consolidated operating income (loss)	(20,730)	1,113	(6,743)	59,846
Foreign currency transaction loss, net	(2,908)	(1,290)	(2,631)	(4,278)
Interest income	268	424	752	1,304
Interest expense	(171)	(366)	(650)	(685)
Other income (expense), net	405	217	(6)	388
Income (loss) before income taxes	$(23,136)	$98	$(9,278)	$56,575

Depreciation and amortization:
Americas	$1,825	$3,439	$5,749	$9,126
Asia Pacific	1,010	1,677	3,351	5,255
Europe	443	1,011	1,889	2,825
Total segment depreciation and amortization	3,278	6,127	10,989	17,206
Other businesses	1,869	1,857	5,919	5,591
Unallocated corporate and other (1)	3,765	2,609	11,111	8,547
Total consolidated depreciation and amortization	$8,912	$10,593	$28,019	$31,344

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

Mexico’s Federal Tax Authority (“SAT”) has audited the Company’s records regarding imports and exports during the period from January 2006 to July 2011. There were two phases to the audit, the first for capital equipment and finished goods and the second for raw materials. The first phase was completed and no major discrepancies were noted by the SAT. On January 9, 2013, Crocs received a notice for the second phase in which the SAT issued a tax assessment (taxes and penalties) of roughly 280.0 million pesos (approximately $22.0 million) based on the value of all of Crocs’ imported raw materials during the audit period. Crocs believes that the proposed penalty amount is unfounded and without merit. With the help of local counsel Crocs filed an appeal by the deadline of March 15, 2013. Crocs has argued that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT. In connection with the appeal, the SAT required Crocs to post an appeal surety bond in the amount of roughly 321.0 million pesos (approximately $26.0 million), which amount reflects estimated additional penalties and interest if the Company is not successful on its appeal. On November 27, 2014, the Superior Chamber of the Federal Tax Court ruled in favor of Crocs and annulled the tax assessment and the corresponding penalty. The SAT filed its appeal of the decision in Crocs’ favor on February 25, 2015. On June 24, 2015, the Circuit Court rejected SAT´s appeal, and thus, confirmed the favorable decision issued to Crocs by the Federal Tax Court. On August 6, 2015, the Circuit Court entered its final written order in favor of Crocs and this matter is now considered closed and the bond commitment has been released.

Crocs is currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, Crocs was notified about the issuance of assessments totaling approximately $3.7 million for the period January 2010 through May 2011. Crocs has disputed these assessments and asserted defenses to the claims. On February 25, 2015, Crocs received additional assessments totaling approximately $8.4 million related to the remainder of the audit period. Crocs has also disputed these assessments and asserted defenses to these claims, which also included requesting an interpretation from the trade authorities of whether certain Crocs’ footwear models are included in the scope of the application of anti-dumping duties on footwear from China. It is anticipated that this matter will take up to several years to be resolved. It is not possible at this time to predict the outcome of this matter.

On August 8, 2014, a purported class action lawsuit was filed in California State Court against a Crocs subsidiary, Crocs Retail, LLC (Zaydenberg v. Crocs Retail, LLC, Case No. BC554214). The lawsuit alleged various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. Crocs filed an answer on February 6, 2015, denying the allegations and asserting several defenses. On June 3, 2015, a second purported class action lawsuit was filed in California State Court against Crocs Retail, LLC (Christopher S. Duree and Richard Morely v. Crocs, Inc., Case No. BC583875), making substantially the same allegations as in the Zaydenberg lawsuit. The parties attended a mediation on June 26, 2015, and reached a settlement for $1.5 million, which will release the claims in both lawsuits. On September 4, 2015, the Court granted preliminary approval of the settlement and set the final approval hearing for December 14, 2015.

As of September 30, 2015, Crocs estimates that the ultimate resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $6.7 million in aggregate, of which $5.2 million has been accrued and is reported in the balance sheet in line ‘Accrued expenses and other liabilities’.

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

Since the initial introduction of our popular Beach and Crocs Classic designs, we have expanded our Croslite products to include a variety of new styles and products and have further extended our product reach through the acquisition of brand platforms. Going forward, we are focusing on our core molded footwear heritage, as well as developing innovative new casual lifestyle footwear. By streamlining the product portfolio and reducing non-core product development, we believe that we can realize our strategy of generating a more powerful consumer connection to our brand and products.

The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including family footwear stores, department stores, sporting goods stores and traditional footwear retailers as well as a variety of specialty and independent retail channels and via the internet. We intend to drive cohesive global brand positioning from region to region and year to year to create a clearer and more consistent product portfolio and message. This strategy will be accomplished through developing powerful product stories supported by effective and consistent global marketing campaigns. Finally, we intend to increase our working market spend, a term we define as funds that put marketing messages in front of consumers.

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

Use of Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”), we present current period “adjusted selling, general and administrative expenses”, which is a non-GAAP financial measure, within Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”). Adjusted results exclude the impact of items that management believes affect the comparability or underlying business trends in our condensed consolidated financial statements in the periods presented.

We also present certain information related to our current period results of operations in this MD&A through “constant currency”, which is a non-GAAP financial measure and should be viewed as a supplement to our results of operations and presentation of reportable segments under GAAP. Constant currency represents current period results that have been restated using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Management uses adjusted results to assist in comparing business trends from period to period on a consistent non-GAAP basis in communications with the board of directors (the “Board”), stockholders, analysts and investors concerning our financial performance. We believe that these non-GAAP measures are useful to investors and other users of our condensed consolidated financial statements as an additional tool to evaluate our performance. We believe they also provide a useful baseline for analyzing trends in our operations. Investors should not consider these non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Please refer to our ‘Results of Operations’ within this section for a reconciliation of adjusted selling, general and administrative expenses to GAAP selling, general and administrative expenses.

Recent Events

On September 7, 2015, Jeffrey J. Lasher resigned as Senior Vice President - Finance and Chief Financial Officer of Crocs. His resignation was effective October 1, 2015 and he will remain employed to provide transition services to the Company through November 7, 2015. On September 7, 2015, the Company appointed Mike Smith as Interim Chief Financial Officer, effective October 1, 2015.

On November 4, 2015, Carrie Teffner was appointed as Executive Vice President and Chief Financial Officer of the Company, effective December 16, 2015. In connection with her appointment, Ms. Teffner will resign as a member of the Board prior to her start date with the Company. She will serve as the Company’s principal financial officer and principal accounting officer. Mike Smith will no longer serve as Interim Chief Financial Officer on her start date.

Financial Highlights

During the three months ended September 30, 2015, revenue declined 9.4% compared to the same period in 2014. The decrease in revenue is due to the net impact of (i) a $26.0 million, or 8.6%, decrease due to foreign currency exchange rate adjustments associated with a strong U.S. Dollar, (ii) a $19.6 million, or 6.5%, increase associated with higher sales volumes, (iii) a $11.6 million, or 3.9%, decrease associated with a lower average sales price, and (iv) a $10.3 million, or 3.4%, decrease associated with store closures.

The following are additional significant developments in our businesses during the three months ended September 30, 2015:

•                  During the three months ended September 30, 2015, we sold 14.5 million pairs of shoes worldwide, an increase of 8.8% compared to the same period in the prior year.

•                  During the three months ended September 30, 2015, gross margin was 44.1%, which decreased 718 basis points compared to the same period in the prior year. This is the result of the combined impact of a lower average sales price and the negative impact of foreign currency fluctuations. The average sales price decline is related to additional discounts provided, especially on discontinued products and styles.

•                  Selling, general and administrative (“SG&A”) expenses decreased $8.6 million, or 6.0%, during the three months ended September 30, 2015 compared to the same period in 2014. This change was driven primarily by a net impact of a $13.7 million increase in bad debt expense, largely associated with our Asia Pacific operations relating to China, which was more than offset by an $11.2 million decrease related to foreign currency translation, a $6.4 million decrease associated with store closures, and a $4.7 million decrease in other administrative expenses.

•                  During the three months ended September 30, 2015, our bad debt expense was $19.0 million compared to $5.3 million in the same period in the prior year. Of this amount, our China operations within our Asia Pacific segment accounted for $18.9 million of our bad debt expense for the three months ended September 30, 2015 and $3.3 million in the same period in the prior year. The decline in collections is associated with deteriorating macro-economic conditions in China resulting in declining customer demand and deteriorating working capital position of our distributors.

•                  During the three months ended September 30, 2015, we had continued progress on our strategic objectives announced in 2014. We incurred $1.0 million in restructuring charges as a result of our strategic plans for long-term improvement and growth of the business. These charges primarily related to severance costs, lease termination and other exit related costs. We also incurred $0.7 million related to the launch of our enterprise resource planning (“ERP”) system.

•                  During the three months ended September 30, 2015, we incurred $5.5 million in retail asset impairment charges related to certain underperforming retail locations, primarily in our Americas segment, that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

•                  We repurchased approximately 2.3 million shares at an average price of $14.50 per share for a total value of $33.1 million, excluding related commission charges. As of September 30, 2015, we have remaining repurchase authorizations for up to $128.6 million.

Future Outlook

During 2014, we announced strategic plans for long-term improvement and growth of the business. These plans comprised four key initiatives including (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure by reducing excess overhead costs and enhancing the decision making process, and (4) closing or converting Crocs branded retail stores around the world. During the nine months ended September 30, 2015, we closed 18 stores that were identified in the initial restructuring plan and we will continue to execute our strategy during 2015.

These changes will better position Crocs to adapt to changing customer demands and global economic developments. We are focusing on our core molded footwear heritage, as well as developing innovative new casual lifestyle footwear platforms. By streamlining the product portfolio and reducing non-core product development, we will create a more powerful consumer connection to the brand.

We are increasing our working market spend, a term we define as funds that put marketing messages in front of consumers. During March 2015, we launched our global ad campaign, #FindYourFun, our largest marketing investment in our 12-year history and our first global marketing campaign. Slated to run throughout 2015, ads encourage consumers to #FindYourFun, with imagery featuring Crocs’ iconic clog. These ads are being featured in the U.S., U.K., Germany, Japan, China and South Korea. The whimsical imagery incorporates the Crocs clog into some of the world’s most notable landmarks and destinations, including Las Vegas, Times Square and Piccadilly Circus in London, as well as locations in Shanghai and Seoul.

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

We reorganized key business functions to improve efficiency and eliminated over 200 global positions, the majority of which occurred in the third quarter of 2014, resulting in reduced structural complexity, size and cost. In addition, we opened our Global Commercial Center in the Boston area in late 2014, which is housing key merchandising, marketing and retail executives. The Boston location was selected in order to attract experienced senior footwear and business development management talent. The Global Commercial Center in Boston joins the Product Creation and Global Shared Services Center in Niwot, Colorado, the cornerstone of support for Crocs’ global business. We continue to strengthen our Regional Commercial Centers in the Netherlands, and Singapore with responsibility for managing Crocs’ global business.

We believe declining collections from our China operations is associated with deteriorating macro-economic conditions in China resulting in declining customer demand and deteriorating working capital position of our distributors. We are unable to predict future economic conditions in China, but if economic conditions in China continue to decline, we may experience further reductions in consumer demand in our China markets. As our China operations represent nearly 10% of our total revenue, the net impact of declining sales volumes in China could have a material adverse impact on our financial results in future periods.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 to 2014

	Three Months Ended September 30,
	2015	2014	$ Change		% Change
	(in thousands, except per share data and average selling price)
Revenues	$274,088	$302,401	$(28,313)		(9.4)%
Cost of sales	153,267	146,801	6,466		4.4
Restructuring charges	—	583	(583)		(100.0)
Gross profit	120,821	155,017	(34,196)		(22.1)
Selling, general and administrative expenses	135,110	143,719	(8,609)		(6.0)
Restructuring charges	981	7,585	(6,604)		(87.1)
Asset impairment charges	5,460	2,600	2,860		110.0
Income (loss) from operations	(20,730)	1,113	(21,843)		(1,962.5)
Foreign currency transaction loss, net	(2,908)	(1,290)	(1,618)		125.4
Interest income	268	424	(156)		(36.8)
Interest expense	(171)	(366)	195		(53.3)
Other income (loss), net	405	217	188		86.6
Income (loss) before income taxes	(23,136)	98	(23,234)		(23,708.2)
Income tax benefit (expense)	(888)	15,669	(16,557)		(105.7)
Net income (loss)	$(24,024)	$15,767	$(39,791)		(252.4)%

Dividends on Series A convertible preferred stock	(3,000)	(3,067)	67		(2.2)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(752)	(691)	(61)		8.8
Net income (loss) attributable to common stockholders	$(27,776)	$12,009	$(39,785)		(331.3)%

Net income (loss) per common share:
Basic	$(0.37)	$0.12	$(0.49)		(411.44)%
Diluted	$(0.37)	$0.12	$(0.49)		(411.44)%
Gross margin	44.1%	51.3%	(718	)bps	(14.0)%
Operating margin	(7.6)%	0.4%	(793	)bps	(2,154.9)%
Footwear unit sales	14,456	13,290	1,166		8.8%
Average footwear selling price	$18.93	$22.09	$(3.16)		(14.3)%

Revenues. During the three months ended September 30, 2015, revenue declined 9.4% compared to the same period in 2014. The decrease in revenue is due to the net impact of (i) a $26.0 million, or 8.6%, decrease due to foreign currency exchange rate adjustments associated with a strong U.S. Dollar, (ii) a $19.6 million, or 6.5%, increase associated with higher sales volumes, (iii) a $11.6 million, or 3.9%, decrease associated with a lower average sales price, and (iv) a $10.3 million, or 3.4%, decrease associated with store closures.

During the three months ended September 30, 2015, revenues from our wholesale channel decreased $18.2 million, or 12.1%, compared to the same period in 2014, and was driven primarily by the Asia Pacific segment, which decreased $10.6 million as a result of the unfavorable impact of foreign currency translation as well as lower sales volumes and declining prices. Additionally, we experienced a decrease in the Americas segment of $4.2 million due to a lower average selling price and the unfavorable impact of foreign currency translation, which was partially offset by an increase in sales volume. We experienced a decrease in the Europe segment of $3.4 million due a decrease in the average sales price, a decrease related to fluctuations of foreign currency translation, largely offset by an increase in sales volume. Lower averages sales prices in all regions are due to a shift in product mix towards lower priced styles.

During the three months ended September 30, 2015, revenues from our retail channel decreased $13.9 million, or 11.1%, compared to the same period in 2014, and was primarily driven by both Asia Pacific and Europe segments. The decrease associated with the Asia Pacific segment is primarily attributed to a lower average selling price related to a lower priced product mix, the unfavorable impact of foreign currency translation and store closures, partially offset by increases in sales volumes. The decrease in the Europe segment is primarily associated with store closures and the unfavorable impact of foreign currency fluctuations.

During the three months ended September 30, 2015, revenues from our e-commerce channel increased $3.9 million, or 15.1%, compared to the same period in 2014, and was primarily driven by the Americas segment, which increased by $3.7 million, primarily due to higher sales volume. Our e-commerce sales totaled approximately 10.7% and 8.5% of our consolidated net sales during the three months ended September 30, 2015 and 2014, respectively. We continue to benefit from our online presence through web stores worldwide enabling us to have increased access to our customers in a low cost, attractive manner and providing us with an opportunity to educate them about our products and brand.

The following table summarizes our total revenue by channel for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change		Constant Currency Change (1)
	2015	2014	$	%	$	%
	(in thousands)
Wholesale:
Americas	$48,880	$53,097	$(4,217)	(7.9)%	$(1,629)	(3.1)%
Asia Pacific	53,411	63,972	(10,561)	(16.5)	(4,343)	(6.8)
Europe	30,260	33,691	(3,431)	(10.2)	2,442	7.2
Other businesses	418	435	(17)	(3.9)	(31)	(7.1)
Total wholesale	132,969	151,195	(18,226)	(12.1)	(3,561)	(2.4)
Consumer-direct:
Retail:
Americas	59,468	61,721	(2,253)	(3.7)	(1,455)	(2.4)
Asia Pacific	38,374	44,387	(6,013)	(13.5)	(1,786)	(4.0)
Europe	13,813	19,494	(5,681)	(29.1)	(1,561)	(8.0)
Total retail	111,655	125,602	(13,947)	(11.1)	(4,802)	(3.8)
E-commerce:
Americas	16,321	12,657	3,664	28.9	3,891	30.7
Asia Pacific	7,094	5,487	1,607	29.3	2,192	39.9
Europe	6,049	7,460	(1,411)	(18.9)	(91)	(1.2)
Total e-commerce	29,464	25,604	3,860	15.1	5,992	23.4
Total revenues	$274,088	$302,401	$(28,313)	(9.4)%	$(2,371)	(0.8)%

(1)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the three months ended September 30, 2015:

	June 30, 2015	Opened	Closed	September 30, 2015
Company-operated retail locations
Type
Kiosk/store in store	95	4	1	98
Retail stores	290	1	12	279
Outlet stores	174	6	—	180
Total	559	11	13	557
Operating segment
Americas	199	1	2	198
Asia Pacific	251	9	4	256
Europe	109	1	7	103
Total	559	11	13	557

The table below sets forth our comparable store sales by reportable operating segment for the three months ended September 30, 2015 and 2014:

	Constant Currency	Constant Currency
	Three Months Ended	Three Months Ended
	September 30, 2015 (2)	September 30, 2014 (2)
Comparable store sales (1)
Americas	(1.6)%	(3.1)%
Asia Pacific	(1.5)%	(8.8)%
Europe	2.9%	0.1%
Global	(0.9)%	(4.5)%

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

Impact on revenues due to foreign exchange rate fluctuations. Changes in average foreign currency exchange rates used to translate revenue from our functional currencies to our reporting currency during the three months ended September 30, 2015 resulted in a $25.9 million, or 8.6%, decrease in revenue compared to the same period in 2014.

Gross profit. During the three months ended September 30, 2015, gross profit decreased $34.2 million, or 22.1%, compared to the same period in 2014, and was primarily attributable to the 9.4% decrease in revenue. The decrease in revenue was impacted by a lower average sales price, largely driven by the liquidation of discontinued styles. Cost of sales increased $6.5 million, or 4.4% compared to the same period in 2014. Gross margin percentage decreased 718 basis points compared to the same period in 2014.

Impact on gross profit due to foreign exchange rate fluctuations. Changes in average foreign currency exchange rates used to translate revenue and costs of sales from our functional currencies to our reporting currency during the three months ended September 30, 2015 decreased our gross profit by $10.6 million, or 6.8%, compared to the same period in 2014.

Selling, general and administrative expenses. SG&A expenses decreased $8.6 million, or 6.0%, during the three months ended September 30, 2015 compared to the same period in 2014. This change was driven primarily by a net impact of a $13.7 million increase in bad debt expense, largely associated with our Asia Pacific operations relating to China, which was more than offset by an $11.2 million decrease related to foreign currency translation, a $6.4 million decrease associated with store closures, and a $4.7 million decrease in other administrative expenses. During the three months ended September 30, 2015, our bad debt expense was $19.0 million compared to $5.3 million in the same period in the prior year. Of this amount our China operations accounted for $18.9 million of our bad debt expense for the three months ended September 30, 2015 and $3.3 million for the same period in the prior year.

We believe declining collections from our China operations is associated with deteriorating macro-economic conditions in China resulting in declining customer demand and deteriorating working capital position of our distributors. We are unable to predict future economic conditions in China, but if economic conditions in China continue to decline, we may experience further reductions in consumer demand in our China markets. As our China operations represent nearly 10% of our total revenue, the net impact of declining sales volumes in China could have a material adverse impact on our financial results in future periods.

In addition to these fluctuations, we have identified certain selling, general and administrative expenses that affect the comparability or underlying business trends in our condensed consolidated financial statements. The following table summarizes these expenses and describes the additional drivers of the increase above by reconciling our GAAP selling, general and administrative expenses to non-GAAP selling, general and administrative expenses:

	Three Months Ended September 30,
	2015	2014
	(in thousands)

Selling, general and administrative expenses reconciliation:
GAAP selling, general and administrative expenses	$135,110	$143,719
Legal settlements and fees (1)	(1,438)	(1,612)
New ERP implementation (2)	(712)	(4,094)
Non-GAAP selling, general and administrative expenses	$132,960	$138,013

(1)         This represents certain legal fees, legal settlements, and reorganization expenses related to our investment agreement with Blackstone.

(2)         This represents operating expenses related to the implementation of our new ERP system.

Restructuring Charges. We recorded $1.0 million in restructuring charges during the three months ended September 30, 2015. These restructuring charges arose primarily as a result of our strategic plans for long-term improvement and growth of the business. Restructuring charges for the three months ended September 30, 2015, consisted of:

•                  $0.1 million in severance costs and

•                  $0.9 million in contract termination costs primarily related to the early termination of operating leases.

Asset impairment charges. During the three months ended September 30, 2015 and 2014, we incurred $5.5 million and $2.6 million, respectively, in retail asset impairment charges related to certain underperforming retail locations, primarily in our Americas segment, that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

Foreign currency transaction loss, net. The line item entitled foreign currency transaction loss, net is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the three months ended September 30, 2015 and 2014, net loss on foreign currency transactions was $2.9 million and $1.3 million, respectively.

Income tax expense. During the three months ended September 30, 2015, income tax expense increased $16.6 million compared to the same period in 2014. The increase in the tax expense was driven primarily by the result of the recognition of unrecognized tax benefits, of approximately $10.6 million, in connection with various favorable audit settlements in foreign jurisdictions in 2014 that are not recurring in 2015. Also driving an increase in tax expense were losses in various jurisdictions for which tax benefits cannot be recognized because management has determined that it is not more likely than not that we will be able to utilize the tax losses. Our effective tax rate for the three months ended September 30, 2015 differs from the federal U.S. statutory rate primarily because of differences in income tax rates between U.S. and foreign jurisdictions.

Comparison of the Nine Months Ended September 30, 2015 to 2014

	Nine Months Ended September 30,
	2015	2014	$ Change		% Change
	(in thousands, except per share data and average selling price)
Revenues	$881,952	$991,750	$(109,798)		(11.1)%
Cost of sales	443,891	475,323	(31,432)		(6.6)
Restructuring charges	—	2,612	(2,612)		(100.0)
Gross profit	438,061	513,815	(75,754)		(14.7)
Selling, general and administrative expenses	429,815	434,244	(4,429)		(1.0)
Restructuring charges	7,454	13,895	(6,441)		(46.4)
Asset impairment charges	7,535	5,830	1,705		29.2
Income (loss) from operations	(6,743)	59,846	(66,589)		(111.3)
Foreign currency transaction loss, net	(2,631)	(4,278)	1,647		(38.5)
Interest income	752	1,304	(552)		(42.3)
Interest expense	(650)	(685)	35		(5.1)
Other income (loss), net	(6)	388	(394)		(101.5)
Income (loss) before income taxes	(9,278)	56,575	(65,853)		(116.4)
Income tax benefit (expense)	(3,745)	(8,407)	4,662		(55.5)
Net income (loss)	$(13,023)	$48,168	$(61,191)		(127.0)%

Dividends on Series A convertible preferred stock	(8,833)	(8,233)	(600)		7.3
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(2,209)	(2,030)	(179)		8.8
Net income (loss) attributable to common stockholders	$(24,065)	$37,905	$(61,970)		(163.5)%

Net income (loss) per common share:
Basic	$(0.32)	$0.38	$(0.70)		(182.98)%
Diluted	$(0.32)	$0.37	$(0.69)		(187.93)%
Gross margin	49.7%	51.8%	(214	) bps	(4.1)%
Operating margin	(0.8)%	6.0%	(680	) bps	(112.7)%
Footwear unit sales	46,542	45,145	1,397		3.1%
Average footwear selling price	$18.93	$21.40	$(2.47)		(11.5)%

Revenues. During the nine months ended September 30, 2015, revenue declined 11.1% compared to the same period in 2014. The decrease in revenue is due to the net impact of (i) a $73.2 million, or 7.4%, decrease associated with foreign currency exchange rate adjustments associated with a strong U.S. Dollar, (ii) a $32.7 million, or 3.3% decrease associated with a lower average selling price due to changes in product mix, (iii) a $28.6 million, or 2.9%, decrease associated with store closures, and (iv) a $24.3 million, or 2.5% increase associated with higher sales volumes.

During the nine months ended September 30, 2015, revenues from our wholesale channel decreased $76.4 million, or 13.2%, compared to the same period in 2014, and was driven primarily by the Asia Pacific segment, which decreased $42.7 million as a result of the unfavorable impact of foreign currency translation, lower average sales prices related to a lower priced product style mix, and lower sales volume. Additionally, we experienced a $20.3 million decrease in the Europe segment primarily associated with the unfavorable impact of foreign currency translation.

During the nine months ended September 30, 2015, revenues from our retail channel decreased $41.6 million, or 12.3%, compared to the same period in 2014, primarily driven by the Asia Pacific segment, which decreased $22.0 million as a result of a lower average selling price related to a lower priced product mix, the unfavorable impact of foreign currency translation, and store closures. Additionally we experienced a $13.1 million decrease in the Europe segment largely associated with the impact of store closures and the unfavorable impact of foreign currency translation.

During the nine months ended September 30, 2015, revenues from our e-commerce channel increased $8.2 million, or 10.8%, compared to the same period in 2014, primarily driven by increased sales volumes in all segments, partially offset by the unfavorable impact of foreign currency translation and lower average sales prices, especially in our Europe segment. Our e-commerce sales totaled approximately 9.6% and 7.7% of our consolidated net sales during the nine months ended September 30, 2015 and 2014, respectively. We continue to benefit from our online presence through web stores worldwide enabling us to have increased access to our customers in a low cost, attractive manner and providing us with an opportunity to educate them about our products and brand.

The following table summarizes our total revenue by channel for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Change		Constant Currency Change (1)
	2015	2014	$	%	$	%
	(in thousands)
Wholesale:
Americas	$175,306	$188,987	$(13,681)	(7.2)%	$(8,479)	(4.5)%
Asia Pacific	218,730	261,461	(42,731)	(16.3)	(26,239)	(10.0)
Europe	105,719	126,047	(20,328)	(16.1)	3,147	2.5
Other businesses	970	607	363	59.8	304	50.1
Total wholesale	500,725	577,102	(76,377)	(13.2)	(31,267)	(5.4)
Consumer-direct:
Retail:
Americas	152,394	158,924	(6,530)	(4.1)	(4,890)	(3.1)
Asia Pacific	107,619	129,612	(21,993)	(17.0)	(12,400)	(9.6)
Europe	36,747	49,844	(13,097)	(26.3)	(2,164)	(4.3)
Total retail	296,760	338,380	(41,620)	(12.3)	(19,454)	(5.7)
E-commerce:
Americas	45,857	38,252	7,605	19.9	8,107	21.2
Asia Pacific	21,862	16,369	5,493	33.6	6,851	41.9
Europe	16,748	21,647	(4,899)	(22.6)	(926)	(4.3)
Total e-commerce	84,467	76,268	8,199	10.8	14,032	18.4
Total revenues	$881,952	$991,750	$(109,798)	(11.1)%	$(36,689)	(3.7)%

(1)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the nine months ended September 30, 2015:

	December 31, 2014	Opened	Closed	September 30, 2015
Company-operated retail locations
Type
Kiosk/store in store	100	9	11	98
Retail stores	311	10	42	279
Outlet stores	174	10	4	180
Total	585	29	57	557
Operating segment
Americas	210	3	15	198
Asia Pacific	258	24	26	256
Europe	117	2	16	103
Total	585	29	57	557

The table below sets forth our comparable store sales by reportable operating segment for the nine months ended September 30, 2015 and 2014:

	Constant Currency	Constant Currency
	Nine Months Ended	Nine Months Ended
	September 30, 2015 (2)	September 30, 2014 (2)
Comparable store sales (1)
Americas	(3.2)%	(4.7)%
Asia Pacific	(6.7)%	(5.2)%
Europe	2.5%	0.6%
Global	(3.6)%	(4.1)%

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

(3)         Reflects quarter over quarter change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Impact on revenues due to foreign exchange rate fluctuations. Changes in average foreign currency exchange rates used to translate revenue from our functional currencies to our reporting currency during the nine months ended September 30, 2015 resulted in a $73.1 million decrease in revenue compared to the same period in 2014.

Gross profit. During the nine months ended September 30, 2015, gross profit decreased $75.7 million, or 14.7%, compared to the same period in 2014, and was primarily attributable to the 11.1% decrease in revenue. Cost of sales decreased $31.4 million, or 6.6% compared to the same period in 2014. Gross margin percentage decreased 214 basis points compared to the same period in 2014.

Impact on gross profit due to foreign exchange rate fluctuations. Changes in average foreign currency exchange rates used to translate revenue and costs of sales from our functional currencies to our reporting currency during the nine months ended September 30, 2015 decreased our gross profit by $35.6 million, or 6.9%, compared to the same period in 2014.

Selling, general and administrative expenses. SG&A expenses decreased $4.4 million, or 1.0%, during the nine months ended September 30, 2015 compared to the same period in 2014. This change was primarily driven by a net impact of a $26.7 million decrease related to foreign currency translation, a $19.3 million decrease associated with store closures, offset by a $25.6 million increase in other administrative expenses, and a $16.0 million increase in bad debt expense, primarily associated with our Asia Pacific operations. During the nine months ended September 30, 2015, our bad debt expense was $25.2 million compared to $9.1 million in the same period in the prior year. Substantially all of this increase in bad debt expense is due to lower collections from our China operations, which included in our Asia Pacific segment. A significant portion of the increased administrative expense related to higher marketing expense incurred compared to the same period in the prior year.

We believe declining collections from our China operations is associated with deteriorating macro-economic conditions in China resulting in declining customer demand and deteriorating working capital position of our distributors. We are unable to predict future economic conditions in China, but if economic conditions in China continue to decline, we may experience further reductions in consumer demand in our China markets. As our China operations represent nearly 10% of our total revenue, the net impact of declining sales volumes in China could have a material adverse impact on our financial results in future periods.

In addition to these fluctuations, we have identified certain selling, general and administrative expenses that affect the comparability or underlying business trends in our condensed consolidated financial statements. The following table summarizes these expenses and describes the additional drivers of the increase above by reconciling our GAAP selling, general and administrative expenses to non-GAAP selling, general and administrative expenses:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Selling, general and administrative expenses reconciliation:
GAAP selling, general and administrative expenses	$429,815	$434,244
Legal settlements, disbursements and reorganization (1)	(11,814)	(7,909)
New ERP implementation (2)	(9,099)	(11,122)
Non-GAAP selling, general and administrative expenses	$408,902	$415,213

(1)         This represents certain legal liabilities, disbursements made to invalid vendors, and reorganization expenses related to our investment agreement with Blackstone.

(2)         This represents operating expenses related to the implementation of our new ERP system.

Restructuring charges. We recorded $7.5 million in restructuring charges during the nine months ended September 30, 2015. These restructuring charges arose primarily as a result of our strategic plans for long-term improvement and growth of the business. Restructuring charges for the nine months ended September 30, 2015 consisted of:

•                  $4.1 million in severance costs;

•                  $2.8 million in contract termination costs primarily related to the early termination of operating leases; and

•                  $0.6 million in other restructuring charges.

Asset impairment charges. During the nine months ended September 30, 2015 and 2014, we incurred $7.5 million and $5.8 million, respectively, in retail asset impairment charges related to certain underperforming retail locations, primarily in our Americas and Europe segments, which were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

Foreign currency transaction loss, net. The line item entitled foreign currency transaction loss, net is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the nine months ended September 30, 2015 and 2014, the effect of foreign currency transactions was a net loss of $2.6 million and $4.3 million, respectively.

Income tax expense. During the nine months ended September 30, 2015, income tax expense decreased $4.7 million compared to the same period in 2014. This decrease was primarily a result of an increase in losses in various jurisdictions for which tax benefits were unable to be recognized as management has determined that it is not more likely than not that we will be able to utilize the tax losses. Our effective tax rate for the nine months ended September 30, 2015 differs from the federal U.S. statutory rate primarily because of differences in income tax rates between U.S. and foreign jurisdictions as well as increased profitability in higher tax jurisdictions.

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

Each of our reportable operating segments derives its revenues from the sale of footwear, royalties and accessories to external customers as well as intersegment sales. Revenues of the “Other businesses” category are primarily made up of intersegment sales. The remaining revenues for “Other businesses” represent non-footwear product sales to external customers. Intersegment sales are not included in the measurement of segment operating income or regularly reviewed by the CODM and are eliminated when deriving total consolidated revenues.

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

Comparison of the Three Months Ended September 30, 2015 and 2014 by Segment

The following table sets forth information related to our reportable operating business segments for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change		Constant Currency Change (3)
	2015	2014	$	%	$	%
	(in thousands, except % data)
Revenues:
Americas	$124,669	$127,475	$(2,806)	(2.2)%	$807	0.6%
Asia Pacific	98,879	113,846	(14,967)	(13.1)	(3,938)	(3.5)
Europe	50,122	60,645	(10,523)	(17.4)	791	1.3
Total segment revenues	273,670	301,966	(28,296)	(9.4)	(2,340)	(0.8)
Other businesses	418	435	(17)	(3.9)	(31)	(7.1)
Total consolidated revenues	$274,088	$302,401	$(28,313)	(9.4)%	$(2,371)	(0.8)%

Operating income:
Americas	$11,734	$15,094	$(3,360)	(22.3)%	$(3,132)	(20.7)%
Asia Pacific	178	13,475	(13,297)	(98.7)	(11,998)	(89.0)
Europe	3,834	9,689	(5,855)	(60.4)	(3,885)	(40.1)
Total segment operating income	15,746	38,258	(22,512)	(58.8)	(19,015)	(49.7)

Reconciliation of total segment operating income to income before income taxes:
Other businesses (1)	(6,549)	(5,405)	(1,144)	21.2	(2,072)	38.3
Intersegment eliminations	—	15	(15)	(100.0)	—	—
Unallocated corporate and other (2)	(29,927)	(31,755)	1,828	(5.8)	3,050	(9.6)
Total consolidated operating income (loss)	(20,730)	1,113	(21,843)	(1,962.5)	$(18,037)	(1,620.6)%
Foreign currency transaction gain (loss), net	(2,908)	(1,290)	(1,618)	125.4
Interest income	268	424	(156)	(36.8)
Interest expense	(171)	(366)	195	(53.3)
Other income (expense), net	405	217	188	86.6
Income (loss) before income taxes	$(23,136)	$98	$(23,234)	(23,708.2)%

(1)         During the three months ended September 30, 2015, operating losses of Other businesses increased $1.1 million compared to 2014, primarily due to a $2.9 million decrease in gross margin and a $1.8 million decrease in selling, general and administrative expenses.

(2)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and other corporate costs. For the three months ended September 30, 2015, ‘Unallocated corporate and other’ operating losses decreased as a result of certain variable compensation adjustments.

(3)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Americas Operating Segment. During the three months ended September 30, 2015, revenues from our Americas segment decreased $2.8 million, or 2.2%, compared to the same period in 2014 primarily due to the net impact of an increase in sales volumes offset partially by the negative impact of foreign currency translation and store closures, and a lower average sales price.

During the three months ended September 30, 2015, segment operating income decreased $3.4 million, or 22.3%, compared to the same period in 2014 primarily related to the net effect of:

•                  a decrease in revenue of $2.8 million, or 2.2%, and an increase in cost of sales of $4.7 million, or 7.4%;

•                  a decrease in selling, general and administrative expenses of $5.8 million, or 12.9%, related to lower employee compensation related expenses, lower professional fees, lower building expenses and lower depreciation and amortization expenses;

•                  a decrease in restructuring expense of $1.4 million, or 96.6%, related to severance and store closure costs; and

•                  an increase in retail asset impairment of $3.1 million, or 156.9%,  primarily attributable to a retail store in New York.

Asia Pacific Operating Segment. During the three months ended September 30, 2015, revenues from our Asia Pacific segment decreased $15.0 million, or 13.1%, compared to the same period in 2014, primarily due to the net impact of unfavorable foreign currency fluctuations and a lower average selling price, slightly offset by an increase in footwear units sold.

Our Asia Pacific operating segment continues to perform poorly primarily due to adverse macro-economic conditions and overall weakness in China’s economy. The macro-economic environment in China has deteriorated over the past several quarters which decreased revenue from our China operations by 16.4%, for the three months ended September 30, 2015 as compared to the same period in 2014. We have also experienced significant declines in collection rates from our China operations due to the adverse macro-economic environment and the deteriorating working capital position of our distributors.  The impact of these declines became apparent in September 2015, when multiple China distributors defaulted on their payment obligations.  As a result, we have reassessed the collectability of our accounts receivable balances, for our China operations, and we concluded a significant increase in reserves is required. Accordingly, we have increased our China allowance for doubtful accounts by an additional $18.9 million, resulting in total allowances for our China operations of $40.3 million as of September 30, 2015.  Our net accounts receivable balance for our China operations as of September 30, 2015 was $4.6 million.

If the economic conditions in China continue to decline, we may experience further reductions in consumer demand in our China markets which could result in additional declines. As our China operations represent nearly 10% of our total revenue, declining sales volumes in China could have a material adverse impact on our financial results in future periods.

During the three months ended September 30, 2015, segment operating income decreased $13.3 million, or 98.7%, compared to the same period in 2014 primarily related to the net effect of:

•                                          a decrease in revenue of $15.0 million, or 13.1%, primarily due to the net impact of unfavorable foreign currency fluctuations and a lower average selling price, slightly offset by an increase in footwear units sold;

•                                          a decrease in cost of sales of $4.7 million, or 9.3%, primarily due to declining sales and the impact of foreign currency fluctuations;

•                                          a decrease in restructuring charges of $2.3 million, or 95.9%; and

•                                          a net increase in selling, general and administrative expenses of $5.3 million, or 11.1%, due to the net impact of (i) a $13.5 million increase in bad debt expense, which is almost exclusively associated with our China operations, partially offset by (ii) a $4.0 million decrease in salary expense, (iii) a $2.4 million decrease in rent expense, and (iv) a $1.8 million decrease in other administrative expenses.

Europe Operating Segment. During the three months ended September 30, 2015, revenues from our Europe segment decreased $10.5 million, or 17.4%, compared to the same period in 2014 due to the net impact of an increase in sales volume, unfavorable foreign currency fluctuations, the negative impact of store closures, and a lower average selling price.

During the three months ended September 30, 2015, segment operating income decreased $5.9 million, or 60.4%, compared to the same period in 2014 primarily related to the net impact of:

•                  a decrease in revenue of $10.5 million, or 17.4%, partially offset by an increase in cost of sales of $0.6 million, or 2.3%;

•                                          a decrease of $4.7 million, or 22.5%, in selling, general and administrative expenses related to lower employee compensation related expenses, rent and occupancy related expenses and lower depreciation and amortization expense, partially offset by an increase in marketing expenses;

•                                          a decrease in restructuring charges of $0.6 million, or 39.8%,  related to severance and store closure costs; and

•                                          an increase in asset impairment of $0.1 million, or 42.5%.

Comparison of the Nine Months Ended September 30, 2015 and 2014 by Segment

The following table sets forth information related to our reportable operating business segments for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Change		Constant Currency Change (3)
	2015	2014	$	%	$	%
	(in thousands, except % data)
Revenues:
Americas	$373,557	$386,163	$(12,606)	(3.3)%	$(5,262)	(1.4)%
Asia Pacific	348,211	407,442	(59,231)	(14.5)	(31,788)	(7.8)
Europe	159,214	197,538	(38,324)	(19.4)	57	0.0
Total segment revenues	880,982	991,143	(110,161)	(11.1)	(36,993)	(3.7)
Other businesses	970	607	363	59.8	304	50.1
Total consolidated revenues	$881,952	$991,750	$(109,798)	(11.1)%	$(36,689)	(3.7)%

Operating income:
Americas	$48,884	$53,451	$(4,567)	(8.5)%	$(4,406)	(8.2)%
Asia Pacific	58,775	95,383	(36,608)	(38.4)	(31,211)	(32.7)
Europe	18,177	29,254	(11,077)	(37.9)	(4,463)	(15.3)
Total segment operating income	125,836	178,088	(52,252)	(29.3)	(40,080)	(22.5)

Reconciliation of total segment operating income to income before income taxes:
Other businesses (1)	(18,843)	(13,750)	(5,093)	37.0	(6,080)	44.2
Intersegment eliminations	—	45	(45)	(100.0)	—	—
Unallocated corporate and other (2)	(113,736)	(104,537)	(9,199)	8.8	(22,914)	21.9
Total consolidated operating income (loss)	(6,743)	59,846	(66,589)	(111.3)	$(69,074)	(115.4)%
Foreign currency transaction gain (loss), net	(2,631)	(4,278)	1,647	(38.5)
Interest income	752	1,304	(552)	(42.3)
Interest expense	(650)	(685)	35	(5.1)
Other income (expense), net	(6)	388	(394)	(101.5)
Income (loss) before income taxes	$(9,278)	$56,575	$(65,853)	(116.4)%

(1)         During the nine months ended September 30, 2015, operating losses of Other businesses increased $5.1 million compared to 2014, primarily due to a $5.9 million decrease in gross margin and a $0.9 million decrease in selling, general and administrative expenses.

(2)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and other corporate costs. For the nine months ended September 30, 2015, ‘Unallocated corporate and other’ operating losses increased $9.2 million compared to the same period in 2014, primarily due to an increase in administrative expenses related to certain legal liabilities and disbursements made to invalid vendors.

(3)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Americas Operating Segment. During the nine months ended September 30, 2015, revenues from our Americas segment decreased $12.6 million, or 3.3%, compared to the same period in 2014 primarily due to unfavorable foreign currency fluctuations, a negative impact of store closures, increased sales volume and decreased average selling prices.

During the nine months ended September 30, 2015, segment operating income decreased $4.6 million, or 8.5%, compared to the same period in 2014 primarily related to the net effect of:

•                  a decrease in revenue of $12.6 million, or 3.3%, slightly offset by a decrease in cost of sales of $4.5 million, or 2.3%;

•                  a decrease of $4.2 million, or 3.2% , in selling, general and administrative expenses related to lower employee compensation expense, lower building expense and lower depreciation and amortization expense;

•                  a decrease in restructuring expense of $1.8 million related to severance and store closure costs; and

•                  an increase in retail asset impairment of $2.5 million, primarily attributable to a retail store in New York.

Asia Pacific Operating Segment. During the nine months ended September 30, 2015, revenues from our Asia Pacific segment decreased $59.2 million, or 14.5%, compared to the same period in 2014 primarily due a decrease associated with unfavorable foreign currency fluctuations, lower average selling prices, the negative impact of store closures, and a decrease in footwear units sold.

Our Asia Pacific operating segment continues to perform poorly primarily due to adverse macro-economic conditions and overall weakness in China’s economy. The macro-economic environment in China has deteriorated over the past several quarters which has decreased revenue from our China operations by 29.0%, for the nine months ended September 30, 2015 as compared to the same period in 2014. We have also experienced significant declines in collection rates from our China operations due to the adverse macro-economic environment and the deteriorating working capital position of our distributors. The impact of these declines became apparent in September 2015, when multiple China distributors defaulted on their payment obligations. As a result, we have reassessed the collectability of our accounts receivable balances, for our China operations, and we concluded a significant increase in reserves is required. Accordingly, we have increased our China allowance for doubtful accounts by an additional $22.9 million, resulting in total allowances for our China operations of $40.3 million as of September 30, 2015. Our net accounts receivable balance for our China operations as of September 30, 2015 is $4.6 million.

If the economic conditions in China continue to decline, we may experience further reductions in consumer demand in our China markets which could result in additional declines. As our China operations represent nearly 10% of our total revenue, declining sales volumes in China could have a material adverse impact on our financial results in future periods.

During the nine months ended September 30, 2015, segment operating income decreased $36.6 million, or 38.4%, compared to the same period in 2014 primarily related to the net effect of:

•                  a decrease in revenue of $59.2 million, or 14.5% due to unfavorable foreign currency fluctuations, and a decrease in footwear units sold, partially offset by a decrease in cost of sales of $23.5 million, or 13.7%;

•                  an increase of $1.4 million, or 1.0% , in selling, general and administrative expenses primarily as a result of bad debt expense relating to China and an increase in marketing and sales expenses, partially offset by lower employee compensation related expenses and lower rent and occupancy related expenses;

•                  an increase in restructuring expense of $0.5 million, or 16.8%, related to severance and store closure costs;

•                  a decrease in retail asset impairment of $0.2 million; and

•                  a decrease in other general expense of $0.8 million.

Europe Operating Segment. During the nine months ended September 30, 2015, revenues from our Europe segment decreased $38.3 million, or 19.4%, compared to the same period in 2014, primarily due to unfavorable foreign currency fluctuations, the negative impact of store closures, and an increase in sales volume.

During the nine months ended September 30, 2015, segment operating income decreased $11.1 million, or 37.9%, compared to the same period in 2014 primarily related to the net effect of:

•                  a decrease in revenue of $38.3 million, or 19.4%, and an increase in cost of sales by $12.1 million, or 12.9%;

•                  a decrease of $15.5 million, or 21.9% , in selling, general and administrative expenses related to lower employee compensation related expenses, lower rent and occupancy related expenses and lower services expense, partially offset by an increase in marketing expenses;

•                  an increase in restructuring charges of $1.0 million related to severance and store closure costs; and

•                  a decrease in asset impairment of $0.6 million.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows

Our condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Cash provided by (used in) operating activities	$6,940	$(5,295)	$12,235
Cash used in investing activities	(11,796)	(44,829)	33,033
Cash provided by (used in) financing activities	(87,885)	83,527	(171,412)
Effect of exchange rate changes on cash	(6,305)	(176)	(6,129)
Net increase (decrease) in cash and cash equivalents	$(99,046)	$33,227	$(132,273)

During the nine months ended September 30, 2015, cash and cash equivalents decreased $99.0 million, or 37.0%, to $168.5 million compared to $267.5 million at December 31, 2014.

Operating Activities. The $12.2 million increase in net cash provided by (used in) operating activities is primarily attributable to the net effect of (i) a decrease in cash associated with the net loss compared to net income in the prior period (ii) an increase in cash associated with changes in operating assets and liabilities, (iii) a non-cash cash adjustment primarily associated with an increase in bad debt expense, and (iv) an increase in cash associated with changes in foreign exchange rates.

Investing Activities. We placed a new global ERP system into service in January 2015. With the introduction of the new ERP system, we are now able to obtain seamless and high quality data across all regions of the Company. We anticipate the new ERP will result in improved operational processes, a more efficient supply chain and increased transparency of business drivers. While we expect to realize these benefits, there can be no assurance that the anticipated savings and performance benefits will have a positive impact on future performance.

The $33.0 million decrease in net cash used in investing activities is primarily attributable to a $21.9 million decrease in cash spend for intangible assets and a $9.7 million decrease in cash spend for property and equipment during the nine months period ended September 30, 2015, compared to the same period in the prior year. The decrease in intangible asset spend is primarily associated with a $22.3 million decrease in cash spend on our ERP system as compared to the prior year. For the nine months ended September 30, 2015, we spent $5.8 million associated with our ERP implementation and enhancements compared to $28.1 million for same period in the prior year.  On a go forward basis, we may have additional expenditures for annual maintenance and enhancements.

Financing Activities. The $171.4 million decrease in net cash provided by (used in) financing activities is primarily attributable to preferred stock issuances of $182.2 million in the nine month period ended September 30, 2014 in connection with the Blackstone investment with no similar transactions occurring in the nine month period ended September 30, 2015.

Effect of Exchange Rates. The effect of exchange rate changes on cash of $6.1 million is primarily associated with a decrease in the value of the Euro and the Japanese Yen relative to the U.S. Dollar.

Working Capital

Accounts receivable and inventory balances increased $16.6 million and $19.8 million, respectively, from December 31, 2014 to September 30, 2015, due to the seasonal nature of our operations as third quarter revenues typically exceed our fourth quarter revenues and the increase in accounts receivable was partially offset by the significant increase in allowance for bad debt as of September 30, 2015, as a result of deteriorating collection rates in our Asia Pacific segment, specifically related to China. Accounts payable increased $36.2 million as of September 30, 2015, compared to December 31, 2014. As a result of the January 2015 implementation of our new ERP system, we accelerated payments of our outstanding payables in late 2014 to accommodate the transition. Therefore, the increase in accounts payable is due to the normal course of business, as our business cycles have returned to normal.

We anticipate our cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we have a revolving credit facility with a syndicate of lenders, including PNC Bank, National Association (“PNC”) as lead lender, which currently provides us with up to $100.0 million in borrowing capacity and matures in December 2017. Additionally, in August 2015, we entered into a revolving credit facility with HSBC (China) Company Limited, Shanghai Branch (“HSBC”) as the lender, which provides up to RMB 60.0 million, or the USD equivalent of $9.4 million at the September 30, 2015 exchange rate, in borrowing capacity (see Asia Pacific Revolving Credit Facility below). Additional future financing may be necessary and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

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

During the nine months ended September 30, 2015, we repurchased 5.6 million shares at an average price of $13.64 per share for an aggregate price of approximately $75.8 million, excluding related commission charges, under our publicly-announced repurchase plan.

As of September 30, 2015, subject to certain restrictions on repurchases under our revolving credit facility, we had $128.6 million remaining under the repurchase authorizations.

Senior Revolving Credit Facility

On September 25, 2009, we entered into a Revolving Credit and Security Agreement (as amended, the “Credit Agreement”) with the lenders named therein and PNC, as a lender and administrative agent for the lenders.

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

As of September 30, 2015 and December 31, 2014, we had no outstanding borrowings under the Credit Agreement. As of September 30, 2015 and December 31, 2014, we had outstanding letters of credit of $1.5 million and $1.8 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. As of September 30, 2015, the Company was not in compliance with the fixed charge coverage ratio and the leverage ratio under the Credit Agreement. On November 3, 2015, the Company entered into the Ninth Amendment to Amended and Restated Credit Agreement pursuant to which the Company received a waiver from the lenders of the financial covenant violations as of September 30, 2015 and the Credit Agreement was amended to allow for up to $15.0 million in stock repurchases in the fourth quarter of 2015. The Company anticipates it will be in compliance with its covenants as of December 31, 2015, however, there can be no assurance that the Company will be in compliance at that date.

Asia Pacific Revolving Credit Facility

On August 28, 2015, a Crocs subsidiary entered into a revolving credit facility agreement with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) as the lender. The revolving credit facility enables Crocs to borrow uncommitted dual currency revolving loan facilities up to RMB 40.0 million, or the USD equivalent, and import facilities up to RMB 60.0 million, or the USD equivalent, however, the total combined facility amount may not exceed an aggregate facility limit of RMB 60.0 million. This revolving credit facility supports possible future net working capital needs in China. For loans denominated in USD, the interest rate is 2.1% per annum plus LIBOR for three months or any other period as may be determined by HSBC at the end of each interest period. For loans denominated in RMB, interest equals the one year benchmark lending rate effective on the loan drawdown date set forth by the People’s Bank of China with a 10% mark-up and is payable on the maturity date of the related loan. The revolving credit facility is guaranteed by Crocs, Inc. and certain accounts receivables in China are pledged as security under the revolving credit facility. The revolving credit facility contains provisions requiring Crocs to maintain compliance with certain restrictive covenants and as of September 30, 2015, Crocs was in compliance with all relevant covenants. As of September 30, 2015, Crocs had no outstanding borrowings under the revolving credit facility.

Long-Term Bank Borrowings

On December 10, 2012, we entered into a Master Installment Payment Agreement (“Master IPA”) with PNC in which PNC financed the Company’s recent implementation of a new ERP system which began in October 2012 and was substantially completed in early 2015. The terms of each note payable, under the Master IPA, consist of a fixed interest rate and payment terms based on the amount borrowed and the timing of activity throughout the implementation of the ERP system. The Master IPA is subject to cross-default, cross-termination, and is co-terminous with the Credit Agreement. As discussed above, as of September 30, 2015, the Company was not in compliance with the fixed charge coverage ratio and the leverage ratio under the Credit Agreement. On November 3, 2015, the Company received a waiver from the lenders of the financial covenant violations as of September 30, 2015. The Company anticipates it will be in compliance with its covenants as of December 31, 2015.

As of September 30, 2015 and December 31, 2014, Crocs had $7.7 million and $11.6 million, respectively, of debt outstanding under five separate notes payable, of which $5.4 million and $5.3 million, respectively, represents current installments. As of September 30, 2015, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the entity, interest expense was capitalized to the condensed consolidated balance sheets until the assets were placed into service on January 1, 2015. During the three and nine months ended September 30, 2015, no interest was capitalized. During the three and nine months ended September 30, 2014, Crocs capitalized $0.1 million and $0.3 million, respectively, in interest expense related to this debt arrangement. Interest rates and payment terms are subject to changes as further financing occurs under the Master IPA.

Capital Assets

During the nine months ended September 30, 2015, net capital assets acquired, inclusive of intangible assets, were $11.8 million compared to $43.3 million during the same period in 2014. The decrease is primarily due to decreased capital spending related to our ERP implementation, as the implementation phase has ended.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested; however, our Board has approved a foreign cash repatriation strategy related to certain historical intercompany receivables or related to certain royalties paid to the U.S. during the year. As part of this strategy, we repatriated approximately $107.8 million during the three months ended September 30, 2015 without a tax impact. Further cash repatriation will depend on future cash requirements in the U.S. We maintain approximately $65.8 million of foreign earnings for which tax has previously been provided, and has not been repatriated at this time.

Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries have monetary laws that may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of September 30, 2015, we held $149.7 million of our total $168.5 million cash balance in international locations. This cash is primarily used for the ongoing operations of the business in the locations where the cash is held. Of the $149.7 million, $1.9 million could potentially be restricted, as described above. If the remaining $147.8 million were to be immediately repatriated to the U.S., we would be required to incur approximately $16.3 million in taxes that were not previously provided for in our consolidated statement of operations.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2015.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2014.

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

Borrowings under the PNC revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC’s prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. Borrowings under the PNC revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of September 30, 2015 and December 31, 2014, there were no borrowings under the revolving credit facility. Therefore, we are currently not exposed to market interest rate risk under the revolving credit facility.

Borrowings under the HSBC revolving credit facility bear interest at a variable rate. For loans denominated in USD, the interest rate is 2.1% per annum plus LIBOR for three months or any other period as may be determined by HSBC at the end of each interest period. For loans denominated in RMB, interest equals the one year benchmark lending rate effective on the loan drawdown date set forth by the People’s Bank of China with a 10% mark-up and is payable on the maturity date of the related loan. Borrowings under the HSBC revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of September 30, 2015 and December 31, 2014, there were no borrowings under the revolving credit facility. Therefore, we are currently not exposed to market interest rate risk under the revolving credit facility.

We additionally hold cash equivalents including certificate of deposits, time deposits and money market funds. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of September 30, 2015, we held $15.3 million in cash equivalents subject to variable interest rates. If the prevailing market interest rates relative to these investments increased or decreased by 10% during the three months ended September 30, 2015, interest income would have increased or decreased by a negligible amount.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. Dollars. Our ability to sell our products in foreign markets and the U.S. Dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. Dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase or decrease of 1% in value of the U.S. Dollar relative to foreign currencies would have increased or decreased loss before taxes for the three and nine months ended September 30, 2015 by approximately $0.2 million and $0.4 million, respectively. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. Dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced for the three and nine months ended September 30, 2015 and 2014.

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

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts as of September 30, 2015 and December 31, 2014. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	September 30,	December 31,
	2015	2014
	(in thousands)
Foreign currency exchange forward contracts by currency:
Japanese Yen	$96,015	$44,533
Singapore Dollar	62,325	61,887
British Pound Sterling	20,372	17,230
Euro	16,902	134,755
South Korean Won	11,795	14,590
Mexican Peso	9,823	13,180
South African Rand	6,481	4,355
Australian Dollar	5,935	7,913
Indian Rupee	5,144	3,356
New Taiwan Dollar	3,410	3,229
Swedish Krona	2,552	1,918
Brazilian Real	1,910	—
Canadian Dollar	1,237	3,005
Russian Ruble	781	1,838
Hong Kong Dollar	676	814
Norwegian Krone	560	917
New Zealand Dollar	—	743
Chinese Yuan Renminbi	—	5,376
Total notional value, net	$245,918	$319,639

Latest maturity date	November 2015	January 2015

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our senior management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2015 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than certain changes and improvements to our processes and procedures resulting from our implementation of our new ERP system.

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

Mexico’s Federal Tax Authority (“SAT”) has audited Crocs’ records regarding imports and exports during the period from January 2006 to July 2011. There were two phases to the audit, the first for capital equipment and finished goods and the second for raw materials. The first phase was completed and no major discrepancies were noted by the SAT. On January 9, 2013, Crocs received a notice for the second phase in which the SAT issued a tax assessment (taxes and penalties) of roughly 280.0 million pesos (approximately $22.0 million) based on the value of all of Crocs’ imported raw materials during the audit period. We believe that the proposed penalty amount is unfounded and without merit. With the help of local counsel we filed an appeal by the deadline of March 15, 2013. We have argued that the amount due in connection with the matter, if any, is substantially less than that proposed by the SAT. In connection with the appeal, the SAT required us to post an appeal surety bond in the amount of roughly 321.0 million pesos (approximately $26.0 million), which amount reflects estimated additional penalties and interest if we are not successful on our appeal. This amount will be adjusted on an annual basis. On November 27, 2014, the Superior Chamber of the Federal Tax Court ruled in favor of Crocs and annulled the tax assessment and the corresponding penalty. The SAT filed its appeal of the decision in Crocs’ favor on February 25, 2015. On June 24, 2015, the Circuit Court rejected SAT´s appeal, and thus, confirmed the favorable decision issued to Crocs by the Federal Tax Court. On August 6, 2015, the Circuit Court entered its final written order in favor of Crocs and this matter is now closed and the bond commitment has been released.

Crocs is currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, Crocs was notified about the issuance of assessments totaling approximately $3.7 million for the period January 2010 through May 2011. Crocs has disputed these assessments and asserted defenses to the claims. On February 25, 2015, Crocs received additional assessments totaling approximately $8.4 million related to the remainder of the audit period. Crocs has also disputed these assessments and asserted defenses to these claims, which also included requesting an interpretation from the trade authorities of whether certain Crocs’ footwear models are included in the scope of the application of anti-dumping duties on footwear from China. It is anticipated that this matter will take up to several years to be resolved.

On August 8, 2014, a purported class action lawsuit was filed in California State Court against our subsidiary, Crocs Retail, LLC (Zaydenberg v. Crocs Retail, LLC, Case No. BC554214). The lawsuit alleged various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. We filed an answer on February 6, 2015, denying the allegations and asserting several defenses. On June 3, 2015, a second purported class action lawsuit was filed in California State Court against Crocs Retail, LLC (Christopher S. Duree and Richard Morely v. Crocs, Inc., Case No. BC583875), making substantially the same allegations as in the Zaydenberg lawsuit. The parties attended a mediation on June 26, 2015, and reached a settlement for $1.5 million, which will release the claims in both lawsuits. On September 4, 2015, the Court granted preliminary approval of the settlement and set the final approval hearing for December 14, 2015.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

In addition to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014, you should consider the following risk factors in evaluating our results of operations, financial condition, business and operations or an investment in the shares of our Company.

China’s deteriorating macro-economic environment could adversely affect sales in our Asia Pacific segment which may adversely affect our financial condition and results of operations.

Current and future global economic conditions may adversely affect consumer spending and the financial health of our customers and others with whom we do business which may adversely affect our financial condition, results of operations and cash resources. Macro-economic conditions in China have deteriorated over the past several quarters resulting in softening consumer demand and payment delays from our China distributors which have negatively impacted the sales volumes and cash collections for our China operations.  In the third quarter of 2015, we recorded a bad debt expense of $18.9 million related to receivables in China as a result of distributors defaulting on their payment obligations. As a result of this adjustment, our remaining net receivable balance in China is $4.6 million as of September 30, 2015.  If the economic conditions in China continue to decline, we may experience further reductions in consumer demand in the China market resulting in additional losses. As our China operations represent nearly 10% of our total revenue, the impact of declining sales volumes in China could have a material adverse impact on our financial results in future periods.

We are currently in negotiations with multiple China distributors regarding our terms of payment and there can be no assurance that these negotiations will be successful.  If we are not able to agree on acceptable terms with our China distributors, we may need to establish new distributor relationships and we cannot guarantee if we will be able to do so within a reasonable time frame, if at all.

In the third quarter of 2015, multiple China distributors failed to comply with the terms of their payment obligations.  As a result, we have ceased all shipments to these distributors until we are able to develop mutually beneficial terms of payment for both current sales and aged receivables.  In the event we are not able to reach an agreement with these distributors we may terminate our relationship and look for new partners in the region. At this time we do not know how long it will take to establish new distributor relationships on acceptable terms to us or if we will be able to establish such relationships at all. If we are unable to establish new partnerships within a reasonable time frame, we could experience a significant decline in sales volumes within China in future periods which could have a material adverse effect on our business including our financial results, cash flows and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			of Shares (or Units)	Value of Shares or Units
	Total Number	Average	Purchased as	That May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs (1)	(in thousands)
July 1, 2015 to July 31, 2015	1,374,821	$14.55	1,374,821	$141,786
August 1, 2015 to August 31, 2015	910,296	$14.43	910,296	$128,647
September 1, 2015 to September 30, 2015	—	$—	—	$—
Total	2,285,117	$14.50	2,285,117	$128,647

(1)         On December 26, 2013, the board of directors approved the repurchase of up to $350.0 million of our common stock, which was announced on December 30, 2013. During the three months ended September 30, 2015, we repurchased approximately 2.3 million shares at a weighted average price of $14.50 per share for an aggregate price of approximately $33.1 million, excluding related commission charges, under our publicly-announced repurchase plan. As of September 30, 2015, approximately $128.6 million of shares remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The board of directors may suspend, modify or terminate the repurchase program at any time without prior notice.

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

10.1†

Eighth Amendment to Amended and Restated Credit Agreement, dated September 1, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent.

10.2†

Ninth Amendment to Amended and Restated Credit Agreement, dated November 3, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent.

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32†	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: November 6, 2015	By:	/s/ Mike Smith
		Name:	Mike Smith
		Title:	Interim Chief Financial Officer