Form 10-K
period 2015-12-31
Crocs, Inc.
filed 2016-02-29
CIK 1334036

Use these links to rapidly review the document
Crocs, Inc. Table of Contents to the Annual Report on Form 10-K For the Year Ended December 31, 2015
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015 was $1.1 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the registrant's common stock outstanding as of February 22, 2016 was 73,010,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's proxy statement for the 2016 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2015.

Special Note Regarding Forward-Looking Statements

Statements in this Form 10-K and in documents incorporated by reference herein (or otherwise made by us or on our behalf) may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements, which express management's current views concerning future events or results, use words like "anticipate," "assume," "believe," "continue," "estimate," "expect," "future," "intend," "plan," "project," "strive," and future or conditional tense verbs like "could," "may," "might," "should," "will," "would," and similar expressions or variations. Forward-looking statements are subject to risks, uncertainties, and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section titled "Risk Factors" (Item 1A. of this annual report on Form 10-K). Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Crocs, Inc.
Table of Contents to the Annual Report on Form 10-K
For the Year Ended December 31, 2015

PART I

ITEM 1.    Business

The Company

Crocs, Inc. and its consolidated subsidiaries (collectively the "Company," "we," "our," or "us") are engaged in the design, development, manufacturing, worldwide marketing and distribution of casual lifestyle footwear and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear featuring fun, comfort, color, and functionality. The Company, a Delaware corporation, is the successor of a Colorado corporation of the same name, and was originally organized in 1999 as a limited liability company. Our products include footwear and accessories that utilize our proprietary closed-cell resin, called Croslite, as well as casual lifestyle footwear that use a range of materials. Our Croslite material enables us to produce innovative, lightweight, non-marking, and odor-resistant footwear. We currently sell our products in more than 65 countries through domestic and international retailers and distributors, and directly to consumers through our company-operated retail stores, outlets, webstores, and kiosks.

Since the initial introduction of our popular Beach and Crocs Classic designs in 2002, we have expanded our classic products to include a variety of new styles and products. Going forward, we are focusing on our core molded footwear heritage, as well as developing innovative casual lifestyle footwear. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including family footwear stores, department stores, sporting goods stores and traditional footwear retailers, as well as a variety of specialty and independent retail channels, and via the internet.

Products

Our product offerings have grown significantly since we first introduced the single-style clog in six colors in 2002. We currently offer a wide variety of footwear products including clogs, sandals, wedges, flats, sneakers, and boots. During the years ended December 31, 2015, 2014, and 2013, approximately 76.2%, 73.5%, and 71.1%, respectively, of unit sales consisted of products geared toward adults compared to 23.8%, 26.5%, and 28.9%, respectively, of unit sales of products geared toward children.

A key differentiating feature of our footwear products is the Croslite material, which is uniquely suited for comfort and functionality. Croslite is carefully formulated to create extremely lightweight, comfortable, and non-marking footwear that conforms to the shape of the foot and increase comfort. Croslite is a closed-cell resin material which is water resistant, virtually odor free and allows many of our footwear styles to be cleaned simply with water. As we have expanded our product offering, we have incorporated traditional materials, such as textile fabric and leather, into many of our styles; however, we continue to utilize the Croslite material for the foot bed, sole, and other key structural components for many of these styles.

We strive to provide our global consumer with a year-round product assortment featuring fun, comfortable, casual, colorful, and innovative styles. Our collections are designed to meet the needs of the family by focusing on key wearing occasions. Our goal is to deliver world-class product assortments for the family with all of the comfort features and benefits Crocs is known for. We have discontinued our non-core products in order to focus on growing our core-molded heritage category while developing more compelling casual footwear platforms.

At the heart of our brand resides the Classic, our first and most iconic style for adults and kids that embodies our innovation in molding and design, delivers all-day comfort, and has established a new category in the footwear marketplace. The unique look and feel of the Classic can be experienced throughout our entire product line due to the use and design of our proprietary material Croslite. We have expanded our core molded product line, introduced in 2002, with the addition of dual density technology, warm lined styles, seasonal flips and slides. Licensed style partnerships from Disney, Marvel, Sanrio,

Nickelodeon, and Warner Bros., among others, provide popularity to our kids' core line along with our kids-only product innovations, including lights, color-change materials, and interactive elements.

In addition, we have extended our core product assortment with new styling including 'built for her' and 'built for him' silhouettes, which are offered in multiple color and graphic treatments. Our core products are available across a range of channels of distribution and span both stylish and active wearing occasions for the entire family.

Sales and Marketing

Each season we focus on presenting a compelling "brand story and experience" for our new product collections and our broader casual lifestyle assortment. Our marketing efforts center on story-telling across diverse wearing occasions and product silhouettes. For the years ended December 31, 2015, 2014, and 2013, total advertising costs were $58.2 million, $44.7 million, and $47.6 million, respectively.

We run our business across three major regions: the Americas, Asia Pacific and Europe. In developing our market growth and expansion strategy, we prioritize six core markets including: (i) the United States, (ii) Japan, (iii) China, (iv) South Korea, (v) Germany, and (vi) the United Kingdom. These countries have been identified as large-scale geographies where we believe the greatest opportunities for growth exist. Accordingly, our product development efforts for our 2016 product line are largely focused on expanding our market share in these locations. We are also focusing our marketing efforts on these regions in an effort to increase customer awareness of both our brand and our full product range.

We have three primary sales channels: wholesale, retail, and e-commerce (discussed in more detail below). Our marketing efforts are aimed at driving business to both our wholesale partners and our company-operated retail and e-commerce stores. Our marketing efforts in the wholesale and retail channels are focused on visual product merchandising with alignment on key stories, activation materials, and creative materials. Retail stores provide a unique opportunity to engage with customers in a three-dimensional manner. Strong emphasis is placed on making the store experience a meaningful and memorable showcase of our larger assortment of casual lifestyle footwear and key new product launches.

Wholesale Channel

During the years ended December 31, 2015, 2014, and 2013, approximately 54.2%, 55.7%, and 56.5% of net revenues, respectively, were derived from sales through the wholesale channel which consists of sales to distributors and third-party retailers. Wholesale customers include family footwear retailers, national and regional retail chains, department stores, sporting goods stores, and independent footwear retailers. No single customer accounted for 10% or more of our revenues for any of the years ended December 31, 2015, 2014, and 2013.

Many of our agreements allow us to accept returns from wholesale customers for defective products and quality issues, on an exception basis, and to extend pricing discounts in lieu of defective product returns. We also may accept returns from our wholesale customers, on an exception basis, for the purpose of stock re-balancing to ensure that our products are merchandised in the proper assortments.

We use third-party distributors in select markets where we believe such arrangements are preferable to direct sales. These third-party distributors purchase products pursuant to a price list and are granted the right to resell the products in a defined territory, usually a country or group of countries. Our typical distribution agreements have terms of one to four years, are generally terminable upon 30 days prior notice, and have minimum sales requirements that allow us to terminate or renegotiate the contract if minimum requirements are not met.

Retail Channel

During the years ended December 31, 2015, 2014, and 2013, approximately 34.7%, 35.5%, and 35.0%, respectively, of our net revenues were derived from sales through our retail channel. We operate our retail channel through three integrated platforms: full-service retail locations, outlet locations, and kiosk/store-in-store locations. Our three types of store platforms enable us to organically promote the breadth of our product offering in high-traffic, highly visible locations. Our strategy for expanding our global retail business is to increase our market share in a disciplined manner by selectively opening additional stores in new and existing markets, as well as increasing sales in existing stores. We will continue to moderate the pace of our retail expansion in 2016 with a focus on outlet locations as well as enhancing the profitability of existing locations. We opened 42 company-operated stores during the year ended December 31, 2015 and closed 68 company-operated stores. As retail store performance will vary in new and existing markets due to many factors, including maturity of the market and brand recognition, we periodically evaluate the fixed assets and leasehold improvements related to our retail locations for impairment.

•
Full-Service Retail Locations

  Our company-operated retail locations allow us to effectively showcase the full extent of our new and existing products to customers at retail pricing. In addition, our full-service retail locations enable us to interact with our customers on a personal level in order to ensure a satisfying shopping experience. On average, the optimal space for our retail locations is between approximately 1,500 and 1,800 square feet, depending on the geographic vicinity of the property, and is typically located in high-traffic shopping malls or districts. During the year ended December 31, 2015, we closed 51 stores and opened 15 new stores. As of December 31, 2015, 2014, and 2013, we operated 275, 311, and 327 global full-service retail stores, respectively.

•
Outlet Locations

  Our company-operated outlet locations allow us to sell discontinued and overstock merchandise directly to consumers at discounted prices. We also sell full priced products in certain of our outlet stores. Outlet locations follow a similar size model as our full-service retail stores; however, they are generally located within outlet shopping locations. During the year ended December 31, 2015, we closed four outlet locations and opened 16 new outlet locations. As of December 31, 2015, 2014, and 2013, we operated 186, 174, and 170 global outlet stores, respectively.

•
Kiosk / Store-in-Store Locations

  Our company-operated kiosks and store-in-store locations allow us to market specific product lines with the further flexibility to tailor products to consumer preferences in shopping malls and other high foot traffic areas. With bright and colorful displays, efficient use of retail space, and limited capital investment, we believe that kiosks and shop in shops locations can be an effective outlet for marketing our products where this business model is applicable. During the year ended December 31, 2015, we closed 13 kiosk and store-in-store locations and opened 11 new kiosk and store-in-store locations. As of December 31, 2015, 2014, and 2013, we operated 98, 100, and 122 global kiosks and store-in-stores, respectively.

The following table illustrates the net change in 2015 with respect to the number of our company-operated retail locations by reportable operating segment and country:

	December 31, 2014	Opened	Closed	December 31, 2015
Company-operated retail locations
Americas
United States	185	4	10	179
Canada	13	—	3	10
Puerto Rico	7	—	—	7
Other	5	—	5	—

Total Americas	210	4	18	196
Asia Pacific
Korea	83	5	4	84
Japan	54	4	6	52
China	43	19	7	55
Hong Kong	23	1	3	21
Singapore	18	1	4	15
Australia	13	1	3	11
United Arab Emirates (UAE)	10	5	1	14
South Africa(1)	9	—	—	9
Taiwan	5	—	5	—

Total Asia Pacific	258	36	33	261
Europe
Russia	39	2	4	37
Germany	20	—	2	18
Great Britain	15	—	5	10
France	14	—	2	12
Netherlands	7	—	1	6
Finland	6	—	1	5
Spain	6	—	—	6
Other	10	—	2	8

Total Europe	117	2	17	102

Total	585	42	68	559

(1)
Our South Africa operations were designated as held for sale as of December 31, 2015. These locations were subsequently sold on January 19, 2016. See Note 5—Property and Equipment and Note 21—Subsequent Events to the consolidated financial statements for additional information.

E-commerce Channel

As of December 31, 2015, we offered our products through 12 company-operated e-commerce webstores worldwide. During the years ended December 31, 2015, 2014, and 2013, approximately 11.1%, 8.8%, and 8.5%, respectively, of our net revenues were derived from sales through our e-commerce channel. Our e-commerce presence enables us to have increased access to our customers and provides us with an opportunity to educate them about our products and brand. Improving our e-commerce capabilities is one of our key strategies in positioning Crocs for sustained growth. Going forward, we will continue to improve our consumer's online experience and look for new ways to leverage digital technologies to connect with them.

Business Segments and Geographic Information

For 2015, we had three reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, and Europe. We also have an "Other businesses" category which aggregates insignificant operating segments that do not meet the reportable segment threshold and represents manufacturing operations located in Mexico, Italy and Asia. For 2014 and 2013, we had four reportable operating segments: Americas, Asia Pacific, Japan and Europe. Subsequent to December 31, 2014, Crocs' internal reports reviewed by the Chief Operating Decision Maker ("CODM") began consolidating Japan into the Asia Pacific segment. This change aligned the Company's internal reporting to its new strategic model and management structure, as Japan and Asia Pacific are now managed and analyzed as one operating segment by management and the CODM. Accordingly, prior period segment results have been reclassified to reflect this change. The composition of our reportable operating segments is consistent with that used by our CODM to evaluate performance and allocate resources. See additional discussion of our segments including results of operations and assets by segment in Note 18 in the accompanying notes to the consolidated financial statements.

Americas

The Americas segment consists of revenues and expenses related primarily to product sales in the North and South America geographic regions. Regional wholesale channel customers consist of a broad range of family footwear, sporting goods and department stores as well as specialty retailers and distributors. The regional retail channel sells directly to consumers through 196 company-operated store locations in the Americas as well as through webstores. During the years ended December 31, 2015, 2014, and 2013, revenues from the Americas segment constituted approximately 43.7%, 40.9%, and 41.9% of our consolidated revenues, respectively. Specifically, revenues from the United States of America constituted approximately 35.8%, 36.3%, and 33.7% of our consolidated revenues, respectively, for the years ended December 31, 2015, 2014, and 2013.

Asia Pacific

The Asia Pacific segment consists of revenues and expenses related primarily to product sales throughout Asia, Australia, New Zealand, the Middle East and South Africa. The Asia Pacific wholesale channel consists of sales to a broad range of retailers similar to the wholesale channel we have established in the Americas segment. We also sell products directly to the consumer through 261 company-operated stores located in Asia as well as through our webstores. During the years ended December 31, 2015, 2014, and 2013, revenues from the Asia segment constituted 39.0%, 39.6%, and 40.0%, of our consolidated revenues, respectively.

Europe

The Europe segment consists of revenues and expenses related primarily to product sales throughout Europe and Russia. The Europe segment wholesale channel customers consist of a broad range of retailers, similar to the wholesale channel we have established in the Americas segment. We also sell our products directly to the consumer through 102 company-operated stores located in Europe as well as through our webstores. During the years ended December 31, 2015, 2014, and 2013, revenues from the Europe segment constituted 17.3%, 19.5%, and 18.1% of our consolidated revenues, respectively.

Distribution and Logistics

On an ongoing basis, we look to enhance our distribution and logistics network to further streamline our supply chain, increase our speed to market, and lower operating costs. During the year ended December 31, 2015, we stored our raw material and finished goods inventories in company-operated warehouse and distribution facilities located in the United States, Mexico, the Netherlands, Japan,

Finland, South Africa, Russia, and Italy. We also utilize distribution centers which are operated by third parties located in the United States, China, Japan, Hong Kong, Australia, Korea, Singapore, India, Taiwan, the United Arab Emirates, Russia, Brazil, Argentina, Chile, Puerto Rico, and Italy. Throughout 2015, we continued to engage in efforts to consolidate our global warehouse and distribution facilities to facilitate a lean cost structure. As of December 31, 2015, our company-operated warehouse and distribution facilities provided us with approximately 1.0 million square feet and our third-party operated distribution facilities provided us with approximately 0.4 million square feet. We also ship a portion of our products directly to our customers from our internal and third-party manufacturers.

Raw Materials

"Croslite", our branded proprietary closed-cell resin, is the primary raw material used in the majority of our footwear and some of our accessories. Croslite is soft, durable, and allows our material to be non-marking in addition to being extremely lightweight. We continue to invest in research and development in order to refine our materials to enhance these properties and to target the development of new properties for specific applications.

Croslite material is produced by compounding elastomer resins that we or one of our third-party processors purchase from major chemical manufacturers, together with certain other production inputs such as color dyes. At this time, we have identified multiple suppliers that produce the elastomer resins used in the Croslite material. We may, however, in the future identify and utilize materials produced by other suppliers as an alternative to, or in addition to, the elastomer resins we currently use in the production of our proprietary material. All of the other raw materials that we use to produce the Croslite products are readily available for purchase from multiple suppliers.

Since our inception, we have substantially increased the number of footwear products we offer. Many of these new products are constructed using leather, textile fabrics, or other non-Croslite materials. We, or our third-party manufacturers, obtain these materials from a number of third-party sources and we believe these materials are broadly available. We also outsource the compounding of the Croslite material and continue to purchase a portion of our compounded raw materials from a third party in Europe.

Design and Development

We continue to dedicate significant resources to product design and development as we expand the footwear styles we offer based on opportunities we identify in the marketplace. Our design and development process is highly collaborative and we continually strive to improve our development function so we can bring products to market quickly and at reduced costs, while maintaining product quality. We spent $14.0 million, $16.7 million, and $15.4 million in research, design, and development activities for the years ended December 31, 2015, 2014, and 2013, respectively.

Manufacturing and Sourcing

Our strategy is to maintain a flexible, globally diversified, low-cost manufacturing base. We currently have company-operated production facilities in Mexico and Italy. We also contract with third-party manufacturers to produce certain of our footwear styles or to provide support to our internal production processes. Our internal manufacturing capabilities enable us to rapidly make changes to production, providing us with the flexibility to quickly respond to orders for high demand models and colors throughout the year, while outsourcing allows us to capitalize on the efficiencies and cost benefits of using contracted manufacturing services. We believe this strategy will continue to minimize our production costs, increase overall operating efficiencies, and shorten production and development times.

In the years ended December 31, 2015, 2014, and 2013, we manufactured approximately 11.3%, 13.9%, and 15.1%, respectively, of our footwear products internally. We sourced the remaining footwear production from multiple third-party manufacturers primarily in China, Vietnam, Eastern Europe and

South America. During the years ended December 31, 2015, 2014, and 2013, our largest third-party manufacturer in China produced approximately 26.6%, 27.5%, and 28.0%, respectively, of our footwear unit volume. We do not have written supply agreements with our primary third-party manufacturers in Asia.

Intellectual Property and Trademarks

We rely on a combination of trademarks, copyrights, trade secrets, trade dress and patent protections to establish, protect and enforce our intellectual property rights in our product designs, brands, materials, and research and development efforts, although no such methods can afford complete protection. We own or license the material trademarks used in connection with the marketing, distribution, and sale of all of our products, both domestically and internationally, in most countries where our products are currently either sold or manufactured. Our major trademarks include the Crocs logo and the Crocs word mark, both of which are registered or pending registration in the U.S., the European Union, Japan, Taiwan, China, and Canada among other places. We also have registrations or pending trademark applications for the marks Jibbitz, Jibbitz Logo, YOU by Crocs, YOU by Crocs Logo, Tail Logo, Bite, Bite Logo, Crocband, Crocs Tone, and Crocs Littles, "Croslite" and the Croslite logo, as well as other marks in various countries around the world.

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

We consider the formulations of the materials covered by our trademark Croslite and used to produce our shoes to be a valuable trade secret. Croslite material is manufactured through a process that combines a number of components in various proportions to achieve the properties for which our products are known. We use multiple suppliers to source these components but protect the formula by using exclusive supply agreements for key components, confidentiality agreements with our third-party processors, and by requiring our employees to execute confidentiality agreements concerning the protection of our confidential information. Other than our third-party processors, we are unaware of any third party using our formula in the production of shoes. We believe the comfort and utility of our products depend on the properties achieved from the compounding of Croslite material and constitute a key competitive advantage for us, and we intend to continue to vigorously protect this trade secret.

We also actively combat counterfeiting through monitoring of the global marketplace. We use our employees, sales representatives, distributors, and retailers, as well as outside investigators and attorneys, to police against infringing products by encouraging them to notify us of any suspect products and to assist law enforcement agencies. Our sales representatives and distributors are also educated on our patents, pending patents, trademarks and trade dress to assist in preventing potentially infringing products from obtaining retail shelf space. The laws of certain countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the U.S., and, therefore, we may have difficulty obtaining legal protection for our intellectual property in certain foreign jurisdictions.

Seasonality

Due to the seasonal nature of our footwear, which is more heavily focused on styles suitable for warm weather, revenues generated during our fourth quarter is typically less than revenues generated during our first three quarters, when the northern hemisphere is experiencing warmer weather. We continue to expand our product line to include more winter oriented styles to reduce the seasonality of our revenues. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions, or general economic, or consumer confidence. Accordingly, results of operations and cash flows for any one quarter are not necessarily indicative of expected results for any other quarter or for any other year.

Backlog

We receive a significant portion of orders from our wholesale customers and distributors that remain unfilled as of any date and, at that point, represent orders scheduled to be shipped at a future date. We refer to these unfilled orders as backlog, which can be canceled by our customers at any time prior to shipment. Backlog only relates to wholesale and distributor orders for the next season and current season fill-in orders and excludes potential sales in our retail and internet channels. Backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedule and the timing of product shipments. Further, the mix of future and immediate delivery orders can vary significantly period over period. Backlog also is affected by the timing of customers' orders and product availability. Due to these factors and business model changes around the globe, we believe backlog is an imprecise indicator of future revenues that may be achieved in a fiscal period and cannot be relied upon.

Foreign Currency Fluctuations on Revenues and Operating Income (Loss)

As a global company, we have significant revenues, costs, assets, liabilities and intercompany balances denominated in currencies other than the U.S. Dollar. Accordingly, any amounts recorded in foreign currencies are translated into U.S. Dollars for consolidated financial reporting and are impacted by foreign currency fluctuations. While we enter into foreign currency exchange forward contracts as economic hedges to reduce our exposure to changes in exchange rates, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and our forward contracts may not prove effective in reducing our exposures.

Competition

The global casual, athletic and fashion footwear markets are highly competitive. Although we believe that we do not compete directly with any single company with respect to the entire spectrum of our products, we believe portions of our wholesale, retail, and ecommerce businesses compete with companies including, but not limited to, Deckers Outdoor Corp., Skechers USA Inc., Steve Madden, Ltd., Wolverine World Wide, Inc. and VF Corporation. Our company-operated retail locations also compete with footwear retailers such as Genesco, Inc., Macy's, Dillard's, Dick's Sporting Goods Inc., The Finish Line Inc., and Footlocker, Inc.

The principal elements of competition in these markets include brand awareness, product functionality, design, quality, pricing, customer service, and marketing and distribution. We believe that our unique footwear designs, the Croslite material, our prices, our expanded product line, and our distribution network continue to position us well in the marketplace. However, a number of companies in the casual footwear industry have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with wholesalers, longer operating histories, greater distribution capabilities, stronger brand recognition and greater marketing resources than we have. Furthermore, we face competition from new players who have been attracted to the market with products similar to ours as the result of the unique design and success of our footwear products.

Employees

As of December 31, 2015, we had approximately 5,400 full-time, part-time, and seasonal employees, of which approximately 3,600 were engaged in retail-related functions.

Available Information

Our internet address is www.crocs.com where we post the following filings, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Copies of any of these documents will be provided in print to any stockholder who submits a request in writing to Integrated Corporate Relations, 761 Main Avenue, Norwalk, CT 06851.

ITEM 1A.    Risk Factors

Described below are certain risks that our management believes are applicable to our business and the industry in which we operate. These risks have the potential to materially adversely affect our business, results of operations, cash flows, financial condition, liquidity, or access to sources of financing. The risks included here are not exhaustive and there may be additional risks that are not presently material or known. You should carefully consider each of the following risks described below in conjunction with all other information presented in this report. Since we operate in a very competitive and rapidly changing environment, new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business.

Uncertainty about current and future global economic conditions may adversely affect consumer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations and cash resources.

Uncertainty about current and future global economic conditions may cause consumers and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability, and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and in specific markets, that may adversely affect the demand for our products including recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, or other economic factors. For example, in 2015 and 2014, we experienced difficulty in our Asia Pacific segment primarily due to decreased performance in our China business which resulted in delayed payments of receivables and increased reserves for uncollectable accounts receivable. In 2015 and 2014, we also experienced volatility in sales in our Asia Pacific segment due to the continued adverse macroeconomic conditions in China. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, the following factors could have a material adverse effect on our business, operating results, cash flows and financial condition:

•
Slower consumer spending may result in our inability to maintain or increase our sales to new and existing customers, causing reduced orders or order cancellations from wholesale accounts that are directly impacted by fluctuations in the broader economy, which may reduce in increased difficulty in managing inventory, higher discounting efforts, and lower product margins.

•
If consumer demand for our products declines, we may be unable to open and operate new retail stores, or continue to operate existing stores, due to the high fixed cost nature of the retail segment.

•
Fluctuations in foreign currency exchange rates relative to the U.S. Dollar could have a material impact on our reported financial results and condition.

•
Any decrease in available credit caused by a weakened global economy may result in financial difficulties for our wholesale and retail customers, product suppliers and other service providers, as well as the financial institutions that are counterparties to our credit facility and derivative transactions. If credit pressures or other financial difficulties result in insolvency for these parties, it could adversely impact our estimated reserves, our ability to obtain future financing, and our financial results.

•
If our wholesale customers experience diminished liquidity, we may experience a reduction in product orders, an increase in customer order cancellations, and/or the need to extend customer payment terms which could lead to higher accounts receivable balances, reduced cash flows, greater expense associated with collection efforts, and increased bad debt expense.

•
If our manufacturers or other parties in our supply chain experience diminished liquidity, they may not meet their obligations to us, and we may experience the inability to meet customer product demands in a timely manner.

China's deteriorating macro-economic environment could adversely affect sales in our Asia Pacific segment which may adversely affect our financial condition and results of operations.

Current and future global economic conditions may adversely affect consumer spending and the financial health of our customers and others with whom we do business which may adversely affect our financial condition, results of operations, and cash resources. Macro-economic conditions in China have deteriorated over the past several quarters resulting in softening consumer demand and payment delays from our China distributors which have negatively impacted the sales volumes and cash collections for our China operations. During 2015, we increased our allowance for doubtful accounts by an additional $23.2 million related to receivables in China as a result of distributors defaulting on their payment obligations. As a result of this adjustment, our remaining net receivable balance in China is $5.1 million as of December 31, 2015. If the economic conditions in China continue to decline, we may experience further reductions in consumer demand in the China market resulting in additional losses. As our China operations represent approximately 8% of our total revenue, the impact of declining sales volumes in China could have a material adverse impact on our financial results in future periods.

We are currently in negotiations with multiple China distributors regarding our terms of payment and there can be no assurance that these negotiations will be successful. If we are not able to agree on acceptable terms with our China distributors, we may need to establish new distributor relationships and we cannot guarantee if we will be able to do so within a reasonable time frame, if at all.

In the third quarter of 2015, multiple China distributors failed to comply with the terms of their payment obligations. As a result, we have ceased all shipments to these distributors until we are able to develop mutually beneficial terms of payment for both current sales and aged receivables. There are no assurances our efforts to obtain payment will be successful. In the event we are not able to reach an agreement with these distributors we may terminate our relationship and look for new partners in the region. At this time we do not know how long it will take to establish new distributor relationships on acceptable terms to us or if we will be able to establish such relationships at all. If we are unable to establish new partnerships within a reasonable time frame, we could experience a significant decline in sales volumes within China in future periods which could have a material adverse effect on our business including our financial results, cash flows, and financial condition.

Foreign currency fluctuations could have a material adverse effect on our results of operations and financial condition.

As a global company, we have significant revenues, costs, assets, liabilities, and intercompany balances denominated in currencies other than the U.S. Dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. Dollars. Our ability to sell our products in foreign markets and the U.S. Dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. In 2015, we experienced a decrease of $31.9 million in revenue in our Asia Pacific segment related to foreign currency translation losses as a result of decreases in the value of the Japanese Yen and Chinese Yuan compared to the U.S. Dollar and a decrease of $43.3 million in our Europe segment related to foreign currency translation losses as a result of decreases in the value of the Euro and Ruble compared to the U.S. Dollar. A decrease in the value of foreign currencies relative to the U.S. Dollar could result in lower revenues, product price pressures, and increased losses from currency exchange rates. Price increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability as most of our purchases from third-party suppliers are denominated in U.S. Dollars. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance.

While we enter into foreign currency exchange forward contracts as economic cash flow hedges to reduce our exposure to changes in exchange rates, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and our forward contracts may not prove effective in reducing our exposures.

We face significant competition.

The footwear industry is highly competitive. Continued growth in the market for casual footwear has encouraged the entry of new competitors into the marketplace and has increased competition from established companies. Our competitors include most major athletic and non-athletic footwear companies and retailers with their own private label footwear products. A number of our competitors have significantly greater financial resources than us, more comprehensive product lines, a broader market presence, longer standing relationships with wholesalers, a longer operating history, greater distribution capabilities, stronger brand recognition, and spend substantially more than we do on product marketing. Our competitors' greater financial resources and capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry and general economic conditions, compete more effectively on the basis of price and production, and more quickly develop new products. Some of our competitors are offering products that are substantially similar, in design and materials, to Crocs branded footwear. In addition, access to offshore manufacturing is also making it easier for new companies to enter the markets in which we compete. If we fail to compete successfully in the future, our sales and profits may decline, we may lose market share, our financial condition may deteriorate, and the market price of our common stock would likely fall.

Our business relies significantly on the use of information technology and any material disruption to operational technology or failure to protect the integrity and security of customer and employee information could harm our reputation and/or our ability to effectively operate our business.

We rely heavily on the use of information technology systems and networks in our operations and supporting departments including marketing, accounting, finance, and human resources. The future success and growth of our business depend on streamlined processes made available through information systems, global communications, internet activity, and other network processes. Despite our current security measures, our systems, and those of our third-party service providers, may be vulnerable to information security breaches, acts of vandalism, computer viruses, credit card fraud, phishing, and interruption or loss of valuable business data. Any disruption to these systems or networks could result in product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of retail and internet sales, significant costs for data restoration, and other adverse impacts on our business and reputation.

Over the last several years, we have implemented numerous information systems designed to support various areas of our business, including a fully-integrated global accounting, operations, and finance enterprise resource planning (ERP) system, and warehouse management, order management, retail point-of-sale, and internet point-of-sale systems, as well as various interfaces between these systems and supporting back office systems. Issues in implementing or integrating new systems with our current operations, failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations. This could require significant additional capital investments, including to remediate problems, and may have an adverse effect on our results of operations and financial condition.

We routinely possess sensitive customer and employee information. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network may result in the loss of valuable business data, misappropriation of our consumers' or employees' personal information, or a disruption of our business. Despite our existing security procedures and controls, if our network becomes compromised, it could give rise to unwanted media attention, materially damage our customer relationships, harm our business, reputation, results of operations, cash flows, and financial condition which could result in fines or lawsuits, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud.

We may be unable to successfully execute our long-term growth strategy, maintain or grow our current revenue and profit levels, or accurately forecast geographic demand and supply for our products.

Our ability to maintain our revenue and profit levels or to grow in the future depends on, among other things, the continued success of our efforts to maintain our brand image, our ability to bring compelling and profit enhancing footwear offerings to market, and our ability to expand within our current distribution channels and increase sales of our products into new locations internationally. Successfully executing our long-term growth and profitability strategy will depend on many factors, including:

•
Our ability to strengthen the Crocs brand globally into a leading casual lifestyle footwear provider;

•
Our ability to focus on relevant geographies and markets, product innovation and profitable new growth platforms while maintaining demand for our current offerings;

•
Our ability to effectively manage our retail stores (including closures of existing stores) while meeting operational and financial targets at the retail store level;

•
Our ability to accurately forecast the global demand for our products and the timely execution of supply chain strategies to deliver product around the globe efficiently based on that demand;

•
Our ability to use and protect the Crocs brand and our other intellectual property in new markets and territories;

•
Our ability to Achieve and maintain a strong competitive position in new and existing markets;

•
Our ability to attract and retain qualified distributors or agents or to continue to develop direct sales channels;

•
Our ability to consolidate our network to leverage resources and simplify our fulfillment process; and

•
Our ability to execute a multi-channel advertising and marketing campaign to effectively communicate our message directly to our consumers and employees.

If we are unable to successfully implement any of the above mentioned strategies and many other factors mentioned throughout this section, our business may fail to grow, our brand may suffer, and our results of operations and cash flows may be adversely impacted.

There can be no assurance that the strategic plans we have begun to implement will be successful.

In July 2014, we announced strategic plans for long-term improvement and growth of our business, which is comprised of four key initiatives: (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure including reducing duplicative and excess overhead which will also enhance the decision making process, and (4) closing or converting retail locations around the world. The initial charges for the strategic plan were incurred in the first quarter of 2014 and continued through 2015. During 2014 and 2015, we closed 172 retail locations, offset by 112 new retail locations opened.

While these strategic plans, along with other steps to be taken, are intended to improve and grow our business, there can be no assurance that this will be the case, or that additional steps or material accounting charges will not be required. If additional steps are required, there can be no assurance that they will be properly implemented or will be successful. The implementation of our new strategy may take a significant amount of time and resources to implement, and may not impact our financial condition, results of operations and cash flows in the short term, or at all.

We conduct significant business activity outside the U.S. which exposes us to risks of international commerce.

A significant portion of our revenues is from foreign sales. Our ability to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations as well as the difficulties associated with promoting products in unfamiliar cultures. In addition to foreign manufacturing, we operate retail stores and sell our products to retailers outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks including: tariffs, anti-dumping fines, import and export controls, and other non-tariff barriers such as quotas and local content rules; delays associated with the manufacture, transportation and delivery of products; increased transportation costs due to distance, energy prices, or other factors; delays in the transportation and delivery of goods due to increased security concerns; restrictions on the transfer of funds; restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information; changes in governmental policies and regulations; political unrest, changes in law, terrorism, or war, any of which can interrupt commerce; potential violations of U.S. and foreign anti-corruption and anti-bribery laws by our employees, business partners or agents, despite our policies and procedures relating to compliance with these laws; expropriation and nationalization; difficulties in managing foreign operations effectively and efficiently from the U.S.; difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions; longer accounts receivable patterns and difficulties in collecting foreign accounts receivables; difficulties in enforcing contractual and intellectual property rights; greater risk that our business partners do not comply with our policies and procedures relating to labor, health and safety; and increased accounting and internal control expenses. In addition, we are subject to customs laws and regulations with respect to our export and import activity which are complex and vary within legal jurisdictions in which we operate. We cannot assure that there will be no control failure around customs enforcement despite the precautions we take. We are currently subject to audits by various customs authorities including the U.S. and Mexico. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our financial position and results of operations.

Our success depends substantially on the value of our brand and failure to strengthen and preserve this value, either through our actions or those of our business partners, could have a negative impact on our financial results.

We believe much of our success has been attributable to the strengthening of the Crocs global brand. To be successful in the future, particularly outside of the U.S., where the Crocs brand is less well-known and perceived differently, we believe we must timely and appropriately respond to changing consumer demand and leverage the value of our brand across all sales channels. We may have difficulty managing our brand image across markets and international borders as certain consumers may perceive our brand image to be outdated and one-dimensional prior to purchasing our products. Brand value is based in part on consumer perceptions on a variety of subjective qualities. In the past, several footwear companies including ours have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses, our business may be similarly affected in the future. Business incidents, such as perceived product safety issues, whether isolated or recurring, that erode consumer trust, particularly if the incidents receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results. Consumer demand for our products and our brand equity could diminish significantly if we fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner, fail to comply with laws and regulations, or fail to deliver a consistently positive consumer experience in each of our markets. Additionally, counterfeit reproductions of our products or other infringement of our intellectual property rights, including from unauthorized uses of our trademarks by third parties, could harm our brand and adversely impact our business.

If our online sales platform does not function effectively, our operating results could be materially adversely affected.

Many of our customers buy our products on our e-commerce webstores as well as third-party webstores. Any failure on our part to provide effective, reliable, user-friendly e-commerce platforms, that offer a wide assortment of our merchandise, could place us at a competitive disadvantage, result in the loss of sales, and could have a material adverse impact on our business and results of operations. Sales in our e-commerce channel may also divert sales from our retail and wholesale channels.

Opening and operating additional retail locations, which require substantial financial commitments and fixed costs, are subject to numerous risks and declines in revenue of such retail locations could adversely affect our profitability.

Although we have slowed the expansion of our retail sales channel, we intend to continue to open outlet locations. Our ability to open new locations successfully depends on our ability to identify suitable store locations, negotiate acceptable lease terms, hire, train, and retain store personnel and satisfy the fashion preferences in new geographic areas. Many of our retail locations are located in shopping malls where we depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. We cannot control the success of individual malls and an increase in store closures by other retailers may lead to mall vacancies and reduced foot traffic. Reduced customer traffic could reduce sales of existing retail stores or hinder our ability to open retail stores in new markets, which could negatively affect our operating results and cash flows. In addition, some of our retail stores and kiosks occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from an economic slowdown, political, social or military events or otherwise, is likely to adversely affect sales in our existing stores and kiosks, particularly those with street locations.

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

The testing of our retail stores' long-lived assets for impairment requires us to make significant estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the high fixed cost structure associated with our retail operations, negative cash flows or the closure of a store could result in write downs of inventory, impairment of leasehold improvements, impairment losses on other long-lived assets, severance costs, significant lease termination costs or the loss of working capital, which could adversely impact our financial position, results of operations or cash flows. For example, during 2015, 2014, and 2013, we recorded impairments $15.3 million, $8.8 million and $10.9 million, respectively, of which $9.6 million, $8.8 million and $10.6 million, respectively, related to our retail stores. These impairment charges may increase as we evaluate our retail operations. The recording of additional impairments in the future may have a material adverse impact on our financial results.

We depend on key personnel across the globe, the loss of whom would harm our business.

We rely on executives and senior management to drive the financial and operational performance of our business. Turnover of executives and senior management can adversely impact our stock price, our results of operations, and our client relationships and may make recruiting for future management positions more difficult or may require us to offer more generous executive compensation packages to attract top executives. Changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. In recent years, we have experienced management turnover. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. In addition, we must successfully integrate any newly hired management personnel within our organization in order to achieve our operating objectives. Effective in January 2015, Gregg Ribatt was appointed as our Chief Executive Officer and effective in December 2015, Carrie Teffner was appointed as Executive Vice President and Chief Financial Officer. Ms. Teffner resigned as a member of the Board prior to her start date with the Company. The key initiatives directed by these executives may take time to implement and yield positive results, if at all. If our new executives do not perform up to expectations, we may experience declines in our financial performance and/or delays in our long-term growth strategy.

As a global company, we also rely on a limited number of key international personnel to perform their functions at a high level in many of our geographic regions. In certain instances, one or two personnel may be the primary knowledge base for business operations in a geographic region. The loss of key international personnel could adversely impact our operations and our client relationships.

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

To successfully expand our footwear product line, we must anticipate, understand, and react to the rapidly changing tastes of consumers and provide appealing merchandise in a timely manner. New footwear models that we introduce may not be successful with consumers or our brand may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenues may decrease, our brand image may suffer, our operating performance may decline, and we may not be able to execute our growth plans.

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

Third-party manufacturers located in China and Vietnam produced the majority of our footwear products in 2015 and are expected to do so in 2016. We depend on the ability of these manufacturers to finance the production of goods ordered, maintain adequate manufacturing capacity and meet our quality standards. We compete with other companies for the production capacity of our third-party manufacturers, and we do not exert direct control over the manufacturers' operations. As such, we have experienced at times, delays or inabilities to fulfill customer demand and orders, particularly in China. We cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines or meet our quality standards.

In addition, we do not have supply contracts with many of these third-party manufacturers and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third-party manufacturers. Foreign manufacturing is subject to additional risks, including transportation delays and interruptions, work stoppages, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, changes in governmental policies and the imposition of tariffs, import and export controls, and other barriers. We may not be able to offset any interruption or decrease in supply of our products by increasing production in our internal manufacturing facilities due to capacity constraints, and we may not be able to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, more expensive transportation methods, such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in transportation costs. Increases in the price of petroleum products can adversely affect our profit margins.

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

We require our third-party manufacturers to meet our quality control standards and footwear industry standards for working conditions and other matters, including compliance with applicable labor, environmental, and other laws; however, we do not control our third-party manufacturers or their respective labor practices. A failure by any of our third-party manufacturers to adhere to quality standards or labor, environmental and other laws could cause us to incur additional costs for our products, generate negative publicity, damage our reputation and the value of our brand, and discourage customers from buying our products. We also require our third-party manufacturers to meet certain product safety standards. A failure by any of our third-party manufacturers to adhere to such product safety standards could lead to a product recall which could result in critical media coverage and harm our business and reputation and could cause us to incur additional costs.

In addition, if we or our third-party manufacturers violate U.S. or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import, or the loss of our import privileges. Possible violations of U.S. or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results. We cannot predict whether additional U.S. or foreign customs quotas, duties, taxes or other charges, or if restrictions will be imposed upon the importation of foreign produced products in the future or what effect such actions could have on our business, financial condition, or results of operations.

Our revolving credit facility contains financial covenants that require us to maintain certain financial metrics and ratios and restrictive covenants that limit our flexibility. A breach of those covenants may cause us to be in default under the facility, and our lenders could foreclose on our assets.

The credit agreement for our revolving credit facility requires us to maintain certain financial covenants. A failure to maintain current revenue levels or an inability to control costs or capital expenditures could negatively impact our ability to meet these financial covenants. If we breach any of these restrictive covenants, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the revolving credit facility. We may not have sufficient assets to repay such indebtedness upon a default or receive a waiver of the default from the lender. If we are unable to repay the indebtedness, the lender could initiate a bankruptcy proceeding or collection proceedings with respect to our assets, all of which secure our indebtedness under the revolving credit facility.

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

Our financial success is related to the willingness of our current and prospective wholesale customers to carry our products. We do not have long term contracts with any of our wholesale customers. Sales to our wholesale customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our customers' orders in a timely manner, the sales of our products and our relationships with those customers may suffer. Alternatively, if our customers experience diminished liquidity or other financial issues, we may experience a reduction in product orders, an increase in customer order cancellations and/or the need to extend customer payment terms which could lead to higher accounts receivable balances, reduced cash flows, greater expense associated with collection efforts, and increased bad debt expense. Specifically, we recorded a reserve for doubtful accounts of approximately $23.2 million in China for the year ended December 31, 2015, primarily as a result of delayed payments from our partner stores in China. Additional problems with our wholesale customers, including continued payment delays in the Asia Pacific segment or other segments from regional wholesale partners may have a material adverse effect on our product sales, financial condition, results of operations and our ability to grow our product line.

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

We utilize trademarks, trade names, copyrights, trade secrets, issued and pending patents and trade dress and designs on nearly all of our products. We believe that having distinctive marks that are readily identifiable is important to our brand, our success and our competitive position. The laws of some countries, for example, China, do not protect intellectual property rights to the same extent as do U.S. laws. We frequently discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging another party's products on the basis of trademark or design or utility patent infringement, particularly in some foreign countries, or if we are required to change our name or use a different logo, continued sales of such competing products by third parties could harm our brand and adversely impact our business, financial condition, revenues, and results of operations by resulting in the shift of consumer preference away from our products. If our brands are associated with inferior counterfeit reproductions, the integrity and reputation of our brands could be adversely affected. Furthermore, our efforts to enforce our intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. We may face significant expenses and liability in connection with the protection of our intellectual property, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

We also rely on trade secrets, confidential information, and other unpatented proprietary rights and information related to, among other things, the Croslite material and product development, particularly where we do not believe patent protection is appropriate or obtainable. Using third-party manufacturers and compounding facilities may increase the risk of misappropriation of our trade secrets, confidential information and other unpatented proprietary information. The agreements we use in an effort to protect our intellectual property, confidential information, and other unpatented proprietary information may be ineffective or insufficient to prevent unauthorized use or disclosure of such trade secrets and information. A party to one of these agreements may breach the agreement and we may not have adequate remedies for such breach. As a result, our trade secrets, confidential information, and other unpatented proprietary rights and information may become known to others, including our competitors. Furthermore, our competitors or others may independently develop or discover such trade secrets and information, which would render them less valuable to us.

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

From time to time, we are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. We are currently involved in several, potentially adverse legal proceedings. For a detailed discussion of our current material legal proceedings, see Item 3. Legal Proceedings in Part I of this Form 10-K. An unfavorable outcome in any of these proceedings or any future legal proceedings could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management's attention from our operations and result in substantial legal fees. In the past, securities class action litigation has been brought against us. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion and we could face significant adverse impact if our assumptions are incorrect and/or face significant cost to defend our practices from international and U.S. tax authorities. We are regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. Please refer to Item 3. Legal Proceedings in Part I of this Form 10-K as well as Note 17—Commitments and Contingencies in the accompanying notes to the consolidated financial statements for additional details regarding current tax audits. Although we believe our tax estimates are reasonable and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits. The adverse resolution of any audits or litigation could have an adverse effect on our financial position and results of operations. Future changes in domestic or international tax laws and regulations could also adversely affect our income tax liabilities. Recent developments, including the European Commission's investigations of local country tax authority rulings and whether those rulings comply with European

Union rules on state aid, as well as the Organization for Economic Co-operation and Development's project on Base Erosion and Profit Shifting, may result in changes to long-standing tax principles. Any such changes could adversely affect our effective tax rate or result in higher cash tax liabilities.

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

If our internal controls are ineffective, our operating results and market confidence in our reported financial information could be adversely affected.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls or if we experience difficulties in their implementation, our business and operating results and market confidence in our reported financial information could be harmed and we could fail to meet our financial reporting obligations.

As of December 31, 2015, we identified material weaknesses in our internal control over financial reporting, which led us to conclude that our internal control over financial reporting as of such date was not effective. The material weaknesses identified related to controls over the period end closing procedures and inventory monitoring. These material weaknesses are more fully explained below in Part II Item 9A of this Form 10-K.

The existence of such material weaknesses preclude management from concluding that our internal control over financial reporting is effective and precludes our independent auditors from issuing an unqualified opinion that our internal controls are effective. In addition, these material weaknesses could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. We also can make no assurances that we will be able to timely and cost effectively remediate these internal control deficiencies. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we are unable to satisfactorily remediate these deficiencies or if we discover other deficiencies in our internal control over financial reporting, such deficiencies may lead to misstatements in our financial statements or otherwise negatively impact our financial statements, business, results of operations, and reputation.

Natural disasters could negatively impact our operating results and financial condition.

Natural disasters such as earthquakes, hurricanes, tsunamis or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including damage to our supply chain, manufacturing or distribution centers, energy shortages, and public health issues, could disrupt our operations or the operations of our vendors and other suppliers, or result in economic instability that may negatively impact our operating results and financial condition.

The issuance of 200,000 shares of our Series A Preferred Stock to Blackstone in 2014 and certain of its permitted transferees reduces the relative voting power of holders of our common stock, may dilute the ownership of such holders, and may adversely affect the market price of our common stock.

On January 27, 2014, we issued 200,000 shares of Series A Preferred Stock to Blackstone and certain of its permitted transferees (collectively, the "Blackstone Purchasers") pursuant to an Investment Agreement between us and Blackstone, dated December 28, 2013 (as amended, the "Investment Agreement"). The Blackstone Purchasers currently own all of the outstanding shares of Series A Preferred Stock, and based on the number of shares of our common stock outstanding as of December 31, 2015, the Blackstone Purchasers collectively own Series A Preferred Stock convertible into approximately 15.9% of our common stock. As holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock as a single class on all matters submitted to a vote of our common stock holders, the issuance of the Series A Preferred Stock to the Blackstone Purchasers has effectively reduced the relative voting power of the holders of our common stock.

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

As of December 31, 2015, the shares of Series A Preferred Stock owned by the Blackstone Purchasers represent approximately 15.9% of the voting rights of our common stock, on an as-converted basis, so the Blackstone Purchasers will have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. In addition, the Certificate of Designations of the Series A Preferred Stock grants certain consent rights to the holders of Series A Preferred Stock in respect of certain actions by the Company, including the issuance of pari passu or senior equity securities of the Company, certain amendments to our certificate of incorporation or bylaws, any increase in the size of our Board of Directors (the "Board") above eight members, the payment of certain distributions to our stockholders, and the incurrence or refinancing of a certain level of indebtedness. The Blackstone Purchasers may have interests that diverge from, or even conflict with, those of our other stockholders. For example, Blackstone and its affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. Blackstone and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

In addition, the Investment Agreement grants Blackstone certain rights to designate directors to serve on our Board. For so long as the Blackstone purchasers (i) beneficially own at least 95% of the Series A Preferred Stock or the as-converted common stock purchased pursuant to the Investment Agreement or (ii) maintain beneficial ownership of at least 12.5% of our outstanding common stock (the "Two-Director Threshold"), Blackstone will have the right to designate for nomination two directors to our Board. For so long as the Blackstone purchasers beneficially own shares of Series A Preferred Stock or the as-converted common stock purchased pursuant to the Investment Agreement that represent less than the Two-Director Threshold but more than 25% of the number of shares of the as-converted common stock purchased pursuant to the Investment Agreement, Blackstone will have the right to designate for nomination one director to our Board. The directors designated by Blackstone are entitled to serve on Board committees, subject to applicable law and stock exchange rules.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

Our principal executive and administrative offices are located at 7477 East Dry Creek Parkway, Niwot, Colorado 80503. We lease, rather than own, all of our domestic and international facilities. We currently enter into short-term and long-term leases for kiosk, manufacturing, office, outlet, retail, and warehouse space. The terms of our leases include fixed monthly rents and/or contingent rents based on percentage of revenues for certain of our retail locations, and expire at various dates through the year 2033. The general location, use and approximate size of our principal properties are given below.

Location	Reportable Operating Segment(s) that Use this Property	Use	Approximate Square Feet
Ontario, California	Americas	Warehouse	399,000
Leon, Mexico	Americas, Asia Pacific, Europe	Manufacturing/warehouse/offices	392,000
Shenzen, China	Asia Pacific	Warehouse/offices	263,000
Rotterdam, the Netherlands	Europe	Warehouse	174,000
Niwot, Colorado	Americas	Corporate headquarters and regional offices	158,000
Narita, Japan(1)	Asia Pacific	Warehouse	156,000
Padova, Italy	Americas, Asia Pacific, Europe	Manufacturing/warehouse/offices	45,000
Singapore	Asia Pacific	Regional offices	37,000
Hoofddorf, the Netherlands	Europe	Regional offices	31,000
Bhiwandi, India	Asia	Warehouse	29,000
Gordon's Bay, South Africa	Asia Pacific	Warehouse/offices	28,000
Boston, Massachusetts	Americas	Global Commercial Center	16,000
Tokyo, Japan	Asia Pacific	Regional offices	14,000
Shanghai, China	Asia Pacific	Regional offices	13,000

(1)
The warehouse facilities in this location are fully or partially subleased.

In addition to the principal properties listed above, we maintain small branch sales offices in the United States, Canada, South America, Taiwan, Hong Kong, Australia, Korea, China, the United Arab Emirates, India and Europe. We also lease more than 550 retail, outlet and kiosk/store in store locations worldwide. See Item 1 of this Form 10-K for further discussion regarding global company-operated stores.

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

We are currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, we were notified about the issuance of assessments totaling approximately $3.7 million for the period January 2010 through May 2011. We have disputed these assessments and asserted defenses to the claims. On February 25, 2015, we received additional assessments totaling approximately $8.4 million related to the remainder of the audit period. We have also disputed these assessments and asserted defenses and filed an appeal to these claims. It is anticipated that this matter will take up to several years to be resolved. It is not possible at this time to predict the outcome of this matter.

On August 8, 2014, a purported class action lawsuit was filed in California State Court against a Crocs subsidiary, Crocs Retail, LLC (Zaydenberg v. Crocs Retail, LLC, Case No. BC554214). The lawsuit alleged various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. We filed an answer on February 6, 2015, denying the allegations and asserting several defenses. On June 3, 2015, a second purported class action lawsuit was filed in California State Court against Crocs Retail, LLC (Christopher S. Duree and Richard Morely v. Crocs, Inc., Case No. BC583875), making substantially the same allegations as in the Zaydenberg lawsuit. The parties attended a mediation on June 26, 2015, and reached a settlement for $1.5 million, which will release the claims in both lawsuits. On September 4, 2015, the California State Court granted preliminary approval of the settlement and set the final approval hearing for December 14, 2015. At the final approval hearing, the California State Court entered its final order approving the settlement and final judgement. We consider this matter closed.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on its business, financial position, results of operations or cash flows.

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

Fiscal Year 2015—Three Months Ended	High	Low
March 31, 2015	$12.78	$10.25
June 30, 2015	$16.05	$11.55
September 30, 2015	$15.86	$12.52
December 31, 2015	$12.30	$9.26

Fiscal Year 2014—Three Months Ended	High	Low
March 31, 2014	$16.88	$14.41
June 30, 2014	$15.78	$14.15
September 30, 2014	$16.83	$12.25
December 31, 2014	$13.47	$11.33

Performance Graph

The following performance graph illustrates a five-year comparison of cumulative total return of our common stock, the NASDAQ Composite Index and the Dow Jones U.S. Footwear Index from December 31, 2010 through December 31, 2015. The graph assumes an investment of $100 on December 31, 2010 and assumes the reinvestment of all dividends and other distributions.

Comparison of Cumulative Total Return on Investment

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Crocs, Inc.	$86.27	$84.05	$92.99	$72.96	$59.81
Dow Jones US Footwear Index	$111.21	$116.53	$178.83	$208.06	$254.36
Nasdaq Composite Index	$98.2	$113.82	$157.44	$178.53	$188.75

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

Holders

The approximate number of stockholders of record of our common stock was 90 as of February 22, 2016.

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

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares or Units That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2015 to October 31, 2015	—	$—	—	$128,647
November 1, 2015 to November 30, 2015	—	$—	—	$128,647
December 1, 2015 to December 31, 2015	917,971	$10.86	917,971	$118,676

Total	917,971	$10.86	917,971	$118,676

(1)
On December 26, 2013, our board approved the repurchase of up to $350.0 million of our common stock, which was announced on December 30, 2013. This authorization replaced our previous stock repurchase authorizations. During the three months ended December 31, 2015, we repurchased approximately 918 thousand shares at a weighted average price of $10.86 per share for an aggregate price of approximately $10.0 million excluding related commission charges, under our publicly-announced repurchase plan. As of December 31, 2015, approximately $118.7 million of shares remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Revenues	$1,090,630	$1,198,223	$1,192,680	$1,123,301	$1,000,903
Cost of sales	579,825	603,893	569,482	515,324	464,493
Restructuring charges	—	3,985	—	—	—

Gross profit	510,805	590,345	623,198	607,977	536,410
Gross margin %	46.8%	49.3%	52.3%	54.1%	53.6%
Selling, general and administrative expenses	559,095	565,712	549,154	460,393	404,803
Selling, general and administrative expenses as a % of revenue	51.3%	47.2%	46.0%	41.0%	40.4%
Restructuring charges	8,728	20,532	—	—	—
Asset impairment charges	15,306	8,827	10,949	1,410	528

Income (loss) from operations	$(72,324)	$(4,726)	$63,095	$146,174	$131,079

Income (loss) before income taxes	$(74,744)	$(8,549)	$59,959	$145,548	$136,690
Income tax benefit (expense)	(8,452)	3,623	(49,539)	(14,205)	(23,902)

Net income (loss)	$(83,196)	$(4,926)	$10,420	$131,343	$112,788

Dividends on Series A convertible preferred stock:	(11,833)	(11,301)	—	—	—
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(2,978)	(2,735)	—	—	—

Net income (loss) attributable to common stockholders	$(98,007)	$(18,962)	$10,420	$131,343	$112,788

Basic	$(1.30)	$(0.22)	$0.12	$1.46	$1.27

Diluted	$(1.30)	$(0.22)	$0.12	$1.44	$1.24

Weighted average common shares
Basic	75,604	85,140	87,989	89,571	88,318
Diluted	75,604	85,140	89,089	90,588	89,981
Cash provided by (used in) operating activities	$9,698	$(11,651)	$83,464	$128,356	$142,376
Cash used in investing activities	$(18,627)	$(57,992)	$(69,758)	$(65,943)	$(41,664)
Cash provided by (used in) financing activities	$(101,260)	$23,431	$(1,161)	$(16,625)	$8,917

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$143,341	$267,512	$317,144	$294,348	$257,587
Inventories	$168,192	$171,012	$162,341	$164,804	$129,627
Working capital	$278,852	$441,523	$453,149	$455,177	$370,040
Total assets	$608,020	$806,931	$875,159	$829,638	$695,453
Long term liabilities	$19,294	$27,849	$63,487	$54,300	$48,370
Total stockholders' equity	$245,972	$452,518	$624,744	$617,400	$491,780

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a designer, developer, manufacturer, worldwide marketer, and distributor of casual lifestyle footwear, and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear featuring fun, comfort, color, and functionality. Our products include footwear and accessories that utilize our proprietary closed-cell resin, called Croslite, as well as casual lifestyle footwear that use a range of materials. Our Croslite material enables us to produce innovative, lightweight, non-marking, and odor-resistant footwear. We currently sell our products in more than 65 countries through domestic and international retailers and distributors, and directly to end-user consumers through our company-operated retail stores, outlets, webstores, and kiosks.

Since the initial introduction of our popular Beach and Crocs Classic designs, we have expanded our classic products to include a variety of new styles. Going forward, we are focusing on our core molded footwear heritage, as well as developing innovative new casual lifestyle footwear. By streamlining the product portfolio and reducing non-core product development, we believe that we can realize our strategy of generating a more powerful consumer connection to our brand and products.

The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including family footwear stores, department stores, sporting goods stores, and traditional footwear retailers, as well as a variety of specialty and independent retail channels and via the internet. We intend to continue to drive cohesive global brand positioning from region to region and year to year to create a clearer and more consistent product portfolio and message. We attempt to implement this strategy through developing powerful product stories supported by effective and consistent global marketing campaigns.

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

Management uses adjusted results to assist in comparing business trends from period to period on a consistent non-GAAP basis in communications with the Board, stockholders, analysts, and investors concerning our financial performance. We believe that these non-GAAP measures are useful to investors and other users of our consolidated financial statements as an additional tool to evaluate operating performance. We believe they also provide a useful baseline for analyzing trends in our operations. Investors should not consider these non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Please refer to our 'Results of Operations' within this section for a reconciliation of adjusted selling, general and administrative expenses to GAAP selling, general and administrative expenses.

2015 Financial Highlights

During the year ended December 31, 2015, we experienced a revenue decline of 9.0% compared to the year ended December 31, 2014 primarily due to unfavorable exchange rates driven by a stronger U.S. Dollar which reduced revenue by $85.3 million or 7.1%. Sales volume increased revenue by $37.8 million, or 3.1%, which was offset by a $34.4 million, or 2.9%, decrease associated with store closures, and a $25.7 million, or 2.1%, decrease in lower average sales price.

The following are significant developments in our businesses during the year ended December 31, 2015:

•
We sold 57.8 million pairs of shoes worldwide, an increase of 3.7% compared to 2014.

•
Gross profit decreased $79.5 million, or 13.5%, to $510.8 million and gross margin percentage decreased 243 basis points to 46.8% compared to 2014. The revenue from higher unit sales during 2015 was offset by a lower price per unit and higher cost per unit compared to prior year. The impact of foreign currency on gross margin was $41.7 million, or 7.1%, and the impact of store closures was $34.4 million, or 2.9%.

•
Selling, general and administrative ("SG&A") expenses decreased $6.6 million, or 1.2%, to $559.1 million compared to the same period in 2014. This change was primarily driven by increased marketing and bad debt expense, as well as the impact of foreign exchange currency loss, which was more than offset by decreases in professional services, wages and salaries and building expenses.

•
We incurred $8.7 million in restructuring charges as a result of our strategic plans for long-term improvement and growth of the business. These charges primarily related to severance costs and contract termination costs principally associated with the early termination of operating leases.

•
We incurred $15.3 million in asset impairment charges during 2015. Of this amount, $5.7 million related to an impairment of our South Africa asset group, currently, held for sale, and $9.6 million related to certain underperforming retail locations in our Americas, Europe, and Asia Pacific segments that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores' assets over their remaining economic life.

•
Net income (loss) attributable to common stockholders decreased $79.0 million to a net loss of $98.0 million compared to net loss of $19.0 million for 2014. Net loss per share was $1.30 during the year ended December 31, 2015 compared to net loss per share of $0.22 during the year ended December 31, 2014. These decreases are primarily the result of decreased gross profit and increased asset impairment charges offset by decreased restructuring charges and SG&A expense.

•
We continued to slow the expansion of our retail channel and focus on the long-term profitability of current locations. We opened 42 company-operated stores during the year ended December 31, 2015, a quarter of which were outlet or low investment kiosk/store-in-store locations, and closed 68 company-operated stores.

•
During 2015, we repurchased approximately 6.5 million shares at an average price of $13.24 per share for a total value of $85.9 million, including related commission charges. As of December 31, 2015, we have remaining repurchase authorizations of $118.7 million.

Future Outlook

During 2016, we will continue our strategic plans for long-term improvement and growth of the business. Our plans comprise four key initiatives including (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure by reducing excess overhead costs and enhancing the decision making process, and (4) closing or converting Crocs branded retail stores around the world.

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

We believe declining collections from our China operations is associated with deteriorating macro-economic conditions in China resulting in declining customer demand and deteriorating working capital position of our distributors. We are unable to predict future economic conditions in China, but if economic conditions in China continue to decline, we may experience further reductions in consumer demand in our China markets. As our China operations represent approximately 8% of our total revenue, the net impact of declining sales volumes in China could have a material adverse impact on our financial results in future periods.

Results of Operations

Comparison of the Years Ended December 31, 2015 to 2014

	Year Ended December 31,
	2015	2014	$ Change		% Change
	(in thousands, except per share data and average selling price)
Revenues	$1,090,630	$1,198,223	$(107,593)		(9.0)%
Cost of sales	579,825	603,893	(24,068)		(4.0)
Restructuring charges	—	3,985	(3,985)		(100.0)

Gross profit	510,805	590,345	(79,540)		(13.5)
Selling, general and administrative expenses	559,095	565,712	(6,617)		(1.2)
Restructuring charges	8,728	20,532	(11,804)		(57.5)
Asset impairment charges	15,306	8,827	6,479		73.4

Loss from operations	(72,324)	(4,726)	(67,598)		1,430.3
Foreign currency transaction loss, net	(3,332)	(4,885)	1,553		(31.8)
Interest income	967	1,664	(697)		(41.9)
Interest expense	(969)	(806)	(163)		20.2
Other income, net	914	204	710		348.0

Loss before income taxes	(74,744)	(8,549)	(66,195)		774.3
Income tax benefit (expense)	(8,452)	3,623	(12,075)		(333.3)

Net loss	$(83,196)	$(4,926)	$(78,270)		1,588.9%

Dividends on Series A convertible preferred stock	(11,833)	(11,301)	(532)		4.7
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(2,978)	(2,735)	(243)		8.9

Net loss attributable to common stockholders	$(98,007)	$(18,962)	$(79,045)		416.9%

Net income (loss) per common share:
Basic	$(1.30)	$(0.22)	$(1.08)		490.9%

Diluted	$(1.30)	$(0.22)	$(1.08)		490.9%

Gross margin	46.8%	49.3%	(250	)bps	(5.1)%
Operating margin	(6.6)%	(0.4)%	(620	)bps	1,550.0%
Footwear unit sales	57,763	55,700	2,063		3.7%
Average footwear selling price	$18.53	$20.92	$(2.39)		(11.4)%

Revenues.    During the year ended December 31, 2015, revenue declined 9.0% compared to the same period in 2014. The decrease in revenue is due to the net impact of (i) a $85.3 million, or 7.1%, decrease associated with foreign currency exchange rate adjustments associated with a strong U.S. Dollar, (ii) a $37.8 million, or 3.1%, increase associated with higher sales volumes, and (iii) a $34.4 million, or 2.9%, decrease associated with store closures, partially offset by (iv) a $25.7 million, or 2.1%, decrease associated with a lower average selling price due to changes in product mix.

During the year ended December 31, 2015, revenues from our wholesale channel decreased $76.6 million, or 11.5%, compared to the same period in 2014. The decrease in wholesale channel revenue is driven primarily by a $52.1 million unfavorable impact related to foreign currency translation, primarily in our Europe segment, a $30.5 million unfavorable impact due to lower average sales prices related to a lower priced product style mix, primarily in our Americas segment, partially offset by higher sales volume in our Americas and Europe segments.

During the year ended December 31, 2015, revenues from our retail channel decreased $47.3 million, or 11.1%, compared to the same period in 2014, primarily driven by the Asia Pacific segment, which decreased $23.1 million primarily as a result of a lower average selling price related to a lower priced product mix, the unfavorable impact of foreign currency translation, and store closures. Additionally we experienced a $15.4 million decrease in the Europe segment largely associated with the impact of store closures.

During the year ended December 31, 2015, revenues from our e-commerce channel increased $16.3 million, or 15.6%, compared to the same period in 2014, primarily driven by increased sales volumes in all segments, partially offset by the unfavorable impact of foreign currency translation and lower average sales prices, also in all segments. Our e-commerce sales totaled approximately 11.1% and 8.7% of our consolidated net sales during the year ended December 31, 2015 and 2014, respectively. We continue to benefit from our online presence through web stores worldwide enabling us to have increased access to our customers in a low cost, attractive manner and providing us with an opportunity to educate them about our products and brand.

The following table summarizes our total revenue by channel for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Change		Constant Currency Change(1)
	2015	2014	$	%	$	%
	(in thousands)
Wholesale:
Americas	$210,887	$228,615	$(17,728)	(7.8)%	$(10,241)	(4.5)%
Asia Pacific	255,897	290,610	(34,713)	(11.9)	(16,194)	(5.6)
Europe	123,131	147,561	(24,430)	(16.6)	1,886	1.3
Other businesses	1,096	794	302	38.0	194	24.4

Total wholesale	591,011	667,580	(76,569)	(11.5)	(24,355)	(3.6)
Retail:
Americas	197,306	206,053	(8,747)	(4.2)	(6,652)	(3.2)
Asia Pacific	136,320	159,464	(23,144)	(14.5)	(11,552)	(7.2)
Europe	44,873	60,309	(15,436)	(25.6)	(3,012)	(5.0)

Total retail	378,499	425,826	(47,327)	(11.1)	(21,216)	(5.0)
E-commerce:
Americas	68,017	55,247	12,770	23.1	13,434	24.3
Asia Pacific	32,274	23,836	8,438	35.4	10,256	43.0
Europe	20,829	25,734	(4,905)	(19.1)	(380)	(1.5)

Total e-commerce	121,120	104,817	16,303	15.6	23,310	22.2

Total revenues	$1,090,630	$1,198,223	$(107,593)	(9.0)%	$(22,261)	(1.9)%

(1)
Reflects year over year change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" above for more information.

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment as of December 31, 2015 and 2014:

	December 31, 2014	Opened	Closed	December 31, 2015
Company-operated retail locations
Type
Kiosk/store in store	100	11	13	98
Retail stores	311	15	51	275
Outlet stores	174	16	4	186

Total	585	42	68	559
Operating segment
Americas	210	4	18	196
Asia Pacific	258	36	33	261
Europe	117	2	17	102

Total	585	42	68	559

The table below sets forth our comparable store sales by reportable operating segment for the year ended December 31, 2015 as compared to the same period in 2014:

	Constant Currency(2) Year Ended December 31, 2015	Constant Currency(2) Year Ended December 31, 2014
Comparable store sales (retail only)(1)
Americas	(3.2)%	(4.4)%
Asia Pacific	(4.5)%	(4.7)%
Europe	3.0%	0.7%
Global	(2.8)%	(3.7)%

The table below sets forth Direct to Consumer ("DTC") comparable stores sales, which includes our e-commerce and retail operating segments, for the year ended December 31, 2015 as compared to the same period in 2014:

	Constant Currency(2) Year Ended December 31, 2015	Constant Currency(2) Year Ended December 31, 2014
DTC comparable store sales (includes retail and e-commerce)(1)
Americas	3.3%	(3.8)%
Asia Pacific	3.0%	0.6%
Europe	7.8%	(0.6)%
Global	3.9%	(1.9)%

(1)
Comparable store status is determined on a monthly basis. Comparable store sales begin in the thirteenth month of a store's operation. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. Comparable store sales exclude the impact of our internet channel revenues and are calculated on a currency neutral basis using historical annual average currency rates. Ecommerce revenue is based on same site sales period over period.

(2)
Reflects quarter over quarter change on a "constant currency" basis, which is a non-GAAP financial measure that restates current period results using prior year foreign exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of foreign currency.

Comparable store sales decreased 2.8% on a global basis for the year ended December 31, 2015, compared to a decrease of 3.7% for the year ended December 31, 2014. Comparable store sales for our direct to consumer customers, which includes retail and ecommerce, increased 3.9% on a global basis for the year ended December 31, 2015, compared to a decrease of 1.9% for the year ended December 31, 2014.

The metric "revenue adjusted for business model changes" is used by management to assess period-over-period change in the performance of our continuing operations as compared to the same quarter of the previous year. This metric is calculated on a constant currency basis and removes the impact of store closures and eliminated product lines from prior period results. We believe this metric is useful in analyzing business trends related to our ongoing operations by excluding products and locations that have been eliminated and by removing foreign currency translation adjustments which can mask the underlying performance of the business.

The table below sets forth revenues for the year ended December 31, 2015 adjusted for the prior year impact of business model changes:

Year Ended December 31,
(in thousands)
GAAP revenues, for the period ended December 31, 2014	$1,198,223
Less: constant currency adjustment(1)	(87,661)
Less: decrease associated with store closures	(34,894)
Less: decrease associated with eliminated product lines	(11,921)

Non-GAAP revenues, adjusted for business model changes	$1,063,747
GAAP revenues, for the period ended December 31, 2015	$1,090,630
Percentage change	2.5%

Year Ended December 31,
(in thousands)
GAAP revenues, for the period ended December 31, 2013	$1,192,680
Less: constant currency adjustment(1)	(15,612)
Less: decrease associated with store closures	(22,027)
Less: decrease associated with eliminated product lines	(15,483)

Non-GAAP revenues, adjusted for business model changes	$1,139,558
GAAP revenues, for the period ended December 31, 2014	$1,198,223
Percentage change	5.1%

(1)
Constant currency in a non-GAAP measure that restates current period results using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Revenue adjusted for business model changes increased 2.5% for the year ended December 31, 2015 compared to 5.1% for the year ended December 31, 2014.

Impact on revenues due to foreign exchange rate fluctuations.    Changes in average foreign currency exchange rates used to translate revenue from our functional currencies to our reporting currency during the year ended December 31, 2015 resulted in a $85.3 million decrease in revenue compared to the same period in 2014.

Gross profit.    During the year ended December 31, 2015, gross profit decreased $79.5 million, or 13.5%, compared to the same period in 2014, and was primarily attributable to the 9.0% decrease in revenue partially offset by a decrease of $24.1 million, or 4.0% to cost of sales compared to the same period in 2014 primarily due to foreign currency translation. Gross margin percentage decreased 250 basis points compared to the same period in 2014.

Impact on gross profit due to foreign exchange rate fluctuations.    Changes in average foreign currency exchange rates used to translate revenue and costs of sales from our functional currencies to our reporting currency during the year ended December 31, 2015 decreased our gross profit by $41.7 million, or 7.1%, compared to the same period in 2014.

Selling, general and administrative expenses.    SG&A expenses decreased $6.6 million, or 1.2%, during the year ended December 31, 2015 compared to the same period in 2014. This change was primarily driven by wage and salary decreases of $22.1 million, and a $17.0 million decrease in building expenses partially offset by a $13.6 million increase in marketing expenses, and a $13.6 million increase in bad debt expense, largely associated with our Asia Pacific operations relating to China. During the year ended December 31, 2015, our bad debt expense was $25.7 million compared to $12.1 million in the same period in the prior year. Substantially all of this increase in bad debt expense is due to lower collections from our China operations, which is included in our Asia Pacific segment.

We believe declining collections from our China operations is associated with deteriorating macro-economic conditions in China resulting in declining customer demand and the deteriorating working capital position of our distributors. We are unable to predict future economic conditions in China, but if economic conditions in China continue to decline, we may experience further reductions in consumer demand in our China markets. As our China operations represent approximately 8% of our total revenue in 2015, the net impact of declining sales volumes in China could have a material adverse impact on our financial results in future periods.

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

	Year Ended December 31,
	2015	2014
	(in thousands)
Selling, general and administrative expenses reconciliation:
GAAP selling, general and administrative expenses	$559,095	$565,712
ERP implementation and other contract termination fees(1)	(12,569)	(13,268)
Reorganization charges(2)	(8,391)	(8,872)
Legal settlements and disbursement(3)	(7,895)	(2,646)
Bad debt expense related to South Africa(4)	(613)	—

Non-GAAP selling, general and administrative expenses	$529,627	$540,926

(1)
This represents operating expenses related to the implementation of our new enterprise resource planning ("ERP") system and the termination of certain IT contracts for better alignment with strategic initiatives as well as fees associated with the termination of certain royalty and other contracts.

(2)
This relates to severance expenses, bonuses, store closure costs, consulting fees and other expenses related to recent restructuring and reorganization activities and our investment agreement with Blackstone.

(3)
Expenses in 2015 relate primarily to legal expenses for matters surrounding disbursements to invalid vendors and California wage settlements. Expenses in 2014 relate primarily to other legal settlements.

(4)
Certain bad debt and impairment expenses were incurred in 2015 relating to the planned sale of operations in South Africa.

Impact on Selling, General, and Administrative Expenses due to Foreign Exchange Rate Fluctuations.    Changes in average foreign currency exchange rates used to translate expenses from our functional currencies to our reporting currency during the year ended December 31, 2015, negatively impacted, or increased, selling, general and administrative expenses by approximately $35.6 million compared to 2014.

Restructuring charges.    During the years ended December 31, 2015 and 2014, we recorded $8.7 million and $24.5 million, respectively, in restructuring charges. These restructuring charges arose primarily as a result of our strategic plans for long-term improvement and growth of the business. Restructuring charges for the years ended December 31, 2015 and 2014 consisted of:

•
$5.5 million and $12.5 million in severance costs during the years ended December 31, 2015 and 2014, respectively;

•
$2.6 million and $4.2 million in contract termination costs primarily related to the early termination of operating leases during the years ended December 31, 2015 and 2014, respectively; and

•
$0.6 million and $7.8 million in other restructuring charges primarily related to expenses to exiting stores and legal fees during the years ended December 31, 2015 and included the write-off of obsolete inventory and store exiting and legal fees for the year ended December 31, 2014.

Asset impairment charges.    During the year ended December 31, 2015 and 2014, we incurred $15.3 million and $8.8 million, respectively, in asset impairment charges. For the year ended December 31, 2015, $9.6 million of this amount related to certain underperforming retail locations, primarily in our Americas and Europe segments, which were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores' assets over their remaining economic life and $5.7 million related to the impairment of our South Africa asset group that is currently held for sale.

Foreign currency transaction loss, net.    The line item entitled foreign currency transaction loss, net is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the year ended December 31, 2015 and 2014, the effect of foreign currency transactions was a net loss of $3.3 million and $4.9 million, respectively.

Income tax expense.    During the year ended December 31, 2015, we recognized income tax expense of $8.5 million on pre-tax book loss of $74.7 million, representing an effective tax rate of (11.3)%, compared to an income tax benefit of $3.6 million on pre-tax book loss of $8.5 million in 2014, which represented an effective tax rate of 42.4%. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of operations across multiple jurisdictions. Beyond operating results, the most significant rate drivers relate to U.S. tax accrued on foreign unremitted earnings and continued varying need for valuation allowances.

The following are key jurisdictions impacting our tax rate for 2015 and 2014, respectively:

	For the Year Ended December 31, 2015
	United States	Netherlands	Japan	Canada	China	Korea
	(in thousands)
Book income (loss)	$(83,537)	$25,988	$(69)	$(850)	$(21,572)	$4,141
Income tax expense	$(3,345)	$4,262	$2,345	$(391)	$4,433	$1,081
Effective tax rate	4.0%	16.4%	(3,398.6)%	46.0%	(20.5)%	26.1%

	For the Year Ended December 31, 2014
	United States	Netherlands	Japan	Canada(1)	China	Korea
	(in thousands)
Book income (loss)	$(34,027)	$8,606	$9,571	$913	$(9,144)	$4,434
Income tax expense	$(9,692)	$4,955	$3,928	$(2,623)	$(623)	$642
Effective tax rate	28.5%	57.6%	41.0%	(287.3)%	6.8%	14.5%

(1)
Primarily driven by a $2.9 million net benefit related to a tax settlement with the Canada Revenue Agency.

The principal drivers impacting the rate other than the overall profitability or loss of the Company disclosed in our rate reconciliation table in Note 14—Income Taxes includes:

•
The tax effect of non-deductible/non-taxable items changes from a $9.9 million tax benefit in 2014 (resulting in a favorable rate impact of 115.8%) to a $2.2 million tax benefit in 2015 (resulting in a favorable rate impact of 2.9%). The incremental benefit recognized in 2014 primarily related to the non-taxable nature of both foreign exchange gains and dividends in foreign jurisdictions. These benefits did not occur in the current year and are not anticipated to recur on an ongoing basis.

•
The change in the 'Effect of rate differences' line of the rate reconciliation table is principally driven by differences in pre-tax book income between the periods compared, and the source of this income, which is subject to different jurisdiction tax rates. We employ a tax planning strategy that directly impacts the total tax expense directly attributable to the level of foreign earnings in the specific jurisdictions. However, we note that the impact on the effective rate is different due to book earnings recorded in the equivalent period. The relative impact of this has existed in the recent past; however, there is no assurance that this item will be recurring beyond 2019. Through at least 2019, we will continue to have an equivalent favorable impact on the tax provision and effective tax rate based on the specific foreign earnings. We currently do not anticipate significant near-term changes to its overall tax strategies, meaning that relative income tax benefits provided from the expected U.S. federal tax rate are anticipated to recur in the foreseeable future. The amount of this tax benefit, if any, is subject to continued profitability in various foreign jurisdictions. The other notable difference between the two periods relates to the 2014 impact of restructuring related to our Brazilian operations that is not anticipated to recur in the future.

•
The impact of the 'U.S. tax on foreign earnings' line of the rate reconciliation table includes the impact of foreign inclusions, including tax expense accrued on undistributed foreign earnings, and related foreign tax credits. During 2014, inclusions for these items resulted in $6.6 million of tax expense, reflecting an unfavorable impact of 77.4% on the total provision. During 2015, inclusions for these items resulted in $32.9 million of tax expense, reflecting an unfavorable impact of 43.9% on the total provision. While foreign inclusions are primarily related to business results during a specific period, we note the primary difference between the two periods relates to the $24.6 million tax charge recognized for the accrual of unremitted foreign earnings during 2015. We anticipate the continuation of foreign earnings repatriation to the extent of the currently-accrued amount of $128.0 million. After such time, we will assess various cash needs in the U.S. and may repatriate future current year earnings up to the extent of future current foreign earnings on an annual basis.

•
Prior to fiscal year 2014, we asserted that undistributed earnings of our foreign subsidiaries were permanently reinvested. Primarily due to the increase in our U.S. operating obligations during the current fiscal year and continued share repurchases of $86.0 million in 2015, management concluded that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet domestic cash flow needs without constraining foreign objectives. Accordingly, in the fourth quarter of 2015, we withdrew the permanent reinvestment assertion on $79.0 million of earnings generated by certain of our foreign subsidiaries through fiscal year 2013. We provided for U.S. income taxes on $128.0 million of undistributed foreign earnings, resulting in a recognition of a deferred tax liability of approximately $24.6 million. Exceptions may be made on a year-by-year basis to repatriate current year earnings of certain foreign subsidiaries based on cash needs in the U.S. No withholding tax is due with respect to the repatriation of these earnings to the U.S. and none has been provided for.

•
We continue to evaluate the realizability of its deferred tax assets. As such, additional valuation allowances of $10.9 million on deferred tax assets are not anticipated to be realized. This is in addition to the $5.4 million accrued on deferred tax assets during 2014. Furthermore, the change in the valuation allowance reflected on the cumulative schedule of deferred tax assets includes $2.8 million, which does not impact the tax provision. This amount reflects the impact on equity based on changes in cumulative translation adjustment. The specific circumstances regarding management's assertion of the realizability of certain deferred tax assets is discussed as part of the disclosures in Note 14—Income Taxes. We maintain total valuation allowances of approximately $56.6 million as of December 31, 2015, which may be reduced in the future depending upon the achieved or sustained profitability of certain entities.

•
During both 2014 and 2015, we recorded tax expense for audits settled during the year of $13.5 million and $1.2 million, respectively. The amount included in settlements during 2015 is net against total uncertain tax position releases during the same period relating to the same positions. Furthermore, the uncertain tax benefits line item in 2015 includes net accruals related to current year positions recorded, and is consistent with amounts accrued during prior years. We have released a significant portion of historical uncertain tax benefits based on effective and actual settlements. As such, there is not currently an expectation that uncertain tax positions will significantly impact our tax expense on an ongoing basis.

•
We recognized state tax benefits during the period due to net operating loss recorded in the U.S., as well as applicable state modifications related to the taxability of foreign dividends.

Comparison of the Years Ended December 31, 2014 to 2013

	Year Ended December 31,
	2014	2013	$ Change		% Change
	(in thousands, except per share data and average selling price)
Revenues	$1,198,223	$1,192,680	$5,543		0.5%
Cost of sales	603,893	569,482	34,411		6.0
Restructuring charges	3,985	—	3,985		100.0

Gross profit	590,345	623,198	(32,853)		(5.3)
Selling, general and administrative expenses	565,712	549,154	16,558		3.0
Restructuring charges	20,532	—	20,532		100.0
Asset impairment charges	8,827	10,949	(2,122)		(19.4)

Income (loss) from operations	(4,726)	63,095	(67,821)		(107.5)
Foreign currency transaction loss, net	(4,885)	(4,678)	(207)		4.4
Interest income	1,664	2,432	(768)		(31.6)
Interest expense	(806)	(1,016)	210		(20.7)
Other income, net	204	126	78		61.9

Income (loss) before income taxes	(8,549)	59,959	(68,508)		(114.3)
Income tax benefit (expense)	3,623	(49,539)	53,162		(107.3)

Net income (loss)	$(4,926)	$10,420	$(15,346)		(147.3)%

Dividends on Series A convertible preferred stock	(11,301)	—	(11,301)		(100.0)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(2,735)	—	(2,735)		(100.0)

Net income (loss) attributable to common stockholders	$(18,962)	$10,420	$(29,382)		(282.0)%

Net income (loss) per common share:

Basic	$(0.22)	$0.12	$(0.34)		(283.3)%

Diluted	$(0.22)	$0.12	$(0.34)		(283.3)%

Gross margin	49.3%	52.3%	(300	)bps	(5.7)%
Operating margin	(0.4)%	5.3%	(570	)bps	(107.5)%
Footwear unit sales	55,700	54,326	1,374		2.5%
Average footwear selling price	$20.92	$21.27	$(0.35)		(1.6)%

Revenues.    During the year ended December 31, 2014, revenues remained relatively flat, increasing $5.5 million, or 0.5%, compared to 2013 primarily due to an increase of 1.4 million, or 2.5%, in global footwear unit sales primarily driven by improved year-over-year performance in our wholesale and internet channels. This increase was partially offset by a decrease of $0.35 per unit, or 1.6%, in average footwear selling price.

For the year ended December 31, 2014, revenues from our wholesale channel decreased $6.2 million, or 0.9%, compared to 2013, which was primarily driven by lower unit sales in our Americas and Asia Pacific segments including decreased performance in China as a result of increased distributor inventory levels and lower replenishment orders and lower average selling price in Europe and our Asia Pacific segment.

These decreases were partially offset by a 19.2% increase in unit sales in Europe primarily driven by product volume expansion through new wholesale doors and continued support from existing customers.

For the year ended December 31, 2014, revenues from our retail channel increased $7.8 million, or 1.9%, compared to 2013, which was primarily driven by a 3.8% increase in footwear unit sales, primarily attributable to the Americas and Asia Pacific segments. This increase was partially offset by lower average selling prices in those segments. Additionally, we experienced an overall decrease of 3.7% in comparable store sales compared to the prior year. During the year ended December 31, 2014, we opened 70 and closed 104 company-operated stores.

For the year ended December 31, 2014, revenues from our internet channel increased $3.9 million, or 3.9%, compared to 2013, which was primarily driven by increased internet sales in our Asia Pacific segment partially offset by a decrease in internet sales in our Americas and Europe segments and lower average selling prices in all segments except Europe. Our internet sales totaled approximately 8.8% and 8.5% of our consolidated net sales during the years ended December 31, 2014 and 2013, respectively. We continued to benefit from our online presence through webstores worldwide enabling us to have increased access to our customers in a low cost, attractive manner and providing us with an opportunity to educate them about our products and brand. During the year ended December 31, 2014, we decreased our global company-operated e-commerce sites to 12 in order to focus our internet strategy in our principal geographical locations.

The following table summarizes our total revenue by channel for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Change		Constant Currency Change(1)
	2014	2013	$	%	$	%
	(in thousands)
Wholesale:
Americas	$228,615	$239,104	$(10,489)	(4.4)%	$(7,286)	(3.0)%
Asia Pacific	290,610	303,187	(12,577)	(4.1)	(5,625)	(1.9)
Europe	147,561	131,215	16,346	12.5	16,189	12.3
Other businesses	794	254	540	212.6	533	209.8

Total wholesale	667,580	673,760	(6,180)	(0.9)	3,811	0.6
Retail:
Americas	206,053	202,925	3,128	1.5	4,552	2.2
Asia Pacific	159,464	156,586	2,878	1.8	4,513	2.9
Europe	60,309	58,507	1,802	3.1	3,240	5.5

Total retail	425,826	418,018	7,808	1.9	12,305	2.9
E-commerce:
Americas	55,247	56,523	(1,276)	(2.3)	(960)	(1.7)
Asia Pacific	23,836	17,842	5,994	33.6	6,867	38.5
Europe	25,734	26,537	(803)	(3.0)	(868)	(3.3)

Total e-commerce	104,817	100,902	3,915	3.9	5,039	5.0

Total revenues	$1,198,223	$1,192,680	$5,543	0.5%	$21,155	1.8%

(1)
Reflects year over year change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" above for more information.

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment as of December 31, 2014 and 2013:

	December 31, 2013	Opened	Closed	December 31, 2014
Company-operated retail locations
Type
Kiosk/store in store	122	8	30	100
Retail stores	327	40	56	311
Outlet stores	170	22	18	174

Total	619	70	104	585
Operating segment
Americas	216	16	22	210
Asia Pacific	285	44	71	258
Europe	118	10	11	117

Total	619	70	104	585

The table below sets forth our comparable store sales by reportable operating segment for the year ended December 31, 2014 as compared to the same period in 2013:

	Constant Currency(2) Year Ended December 31, 2014	Constant Currency(2) Year Ended December 31, 2013
Comparable store sales (retail only)(1)
Americas	(4.4)%	(5.8)%
Asia Pacific	(4.7)%	0.7%
Europe	0.7%	2.4%
Global	(3.7)%	(2.7)%

The table below sets forth our DTC comparable stores sales, which includes our e-commerce and retail operating segments, for the year ended December 31, 2014 as compared to the same period in 2013:

	Constant Currency(2) Year Ended December 31, 2014	Constant Currency(2) Year Ended December 31, 2013
DTC comparable store sales (includes retail and e-commerce)(1)
Americas	(3.8)%	(7.3)%
Asia Pacific	0.6%	3.3%
Europe	(0.6)%	4.3%
Global	(1.9)%	(2.6)%

(1)
Comparable store status is determined on a monthly basis. Comparable store sales begin in the thirteenth month of a store's operation. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion, or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. Comparable store sales exclude the impact of our internet channel revenues and are calculated on a currency neutral basis using historical annual average currency rates. Ecommerce revenue is based on same site sales period over period.

(2)
Reflects quarter over quarter change that restates current period results using prior year foreign exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of foreign currency.

Comparable store sales decreased 3.7% on a global basis for the year ended December 31, 2015, compared to a decrease of 2.7% for the year ended December 31, 2014. Comparable store sales for our direct to consumer customers, which includes retail and ecommerce, decreased 1.9% on a global basis for the year ended December 31, 2015, compared to a decrease of 2.6% for the year ended December 31, 2014.

The metric "revenue adjusted for business model changes" is used by management to assess period-over-period change in the performance of our continuing operations as compared to the same quarter of the previous year. This metric is calculated on a constant currency basis and removes the impact of store closures and eliminated product lines from prior period results. We believe this metric is useful in analyzing business trends related to our ongoing operations by excluding products and locations that have been eliminated and by removing foreign currency translation adjustments which can mask the underlying performance of the business.

The table below sets forth revenues for the year ended December 31, 2014 adjusted for the prior year impact of business model changes:

Year Ended December 31,
(in thousands)
GAAP revenues, for the period ended December 31, 2013	$1,192,680
Less: constant currency adjustment(1)	(15,612)
Less: decrease associated with store closures	(22,027)
Less: decrease associated with eliminated product lines	(15,483)

Non-GAAP revenues, adjusted for business model changes	$1,139,558
GAAP revenues, for the period ended December 31, 2014	$1,198,223
Percentage change	5.1%

Year Ended December 31,
(in thousands)
GAAP revenues, for the period ended December 31, 2012	$1,123,301
Less: constant currency adjustment(1)	(29,109)
Less: decrease associated with store closures	(27,812)
Less: decrease associated with eliminated product lines	(13,731)

Non-GAAP revenues, adjusted for business model changes	$1,052,649
GAAP revenues, for the period ended December 31, 2013	$1,192,680
Percentage change	13.3%

(1)
Constant currency in a non-GAAP measure that restates current period results using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Revenue adjusted for business model changes increased 5.1% for the year ended December 31, 2014 compared to 13.3% for the year ended December 31, 2013.

Impact on Revenues due to Foreign Exchange Rate Fluctuations.    Changes in average foreign currency exchange rates used to translate revenues from our functional currencies to our reporting currency during the year ended December 31, 2014 decreased our revenues by $15.6 million compared to 2013.

Gross profit.    During the year ended December 31, 2014, gross profit decreased $32.9 million, or 5.3%, compared to 2013, which was primarily attributable to a $34.4 million, or 6.0%, increase in cost of sales, excluding restructuring, partially offset by a 0.5% increase in revenue. Gross margin percentage decreased 298 basis points compared to the same period in 2013. The decline in gross margin percentage was primarily driven by an increase in obsolete inventory of $8.1 million for the year ended December 31, 2014 compared to 2013 primarily driven by inventory obsolescence in China, $4.0 million of costs related to restructuring and the evolution of our product assortment and is consistent with our product strategy. In addition, we experienced unit sales volume difficulty in our Americas market, lower than expected unit sales in China leading to decreased gross margins, as average margins in China are typically higher than the global average, and increased shipping costs globally.

Impact on Gross Profit due to Foreign Exchange Rate Fluctuations.    Changes in average foreign currency exchange rates used to translate revenues and costs of sales from our functional currencies to our reporting currency during the year ended December 31, 2014 decreased our gross profit by $9.2 million compared to 2013.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $16.6 million, or 3.0%, during the year ended December 31, 2014 compared to the same period in 2013. As a percentage of revenue, selling, general and administrative expenses increased 117 basis points to 47.2% from 46.0% during the year ended December 31, 2014 compared to 2013. This increase was predominately due to year over year increases of $16.7 million in professional fees and other outside services, $10.2 million increases in bad debt expense, primarily related to delayed payments from distributors in China and Southeast Asia, and an increase of $7.2 million related to rising rental rates and repairs and maintenance for retail locations. We slowed the expansion of our retail channel and closed 104 company-operated locations between December 31, 2013 and December 31, 2014. These increases were partially offset by a decrease of approximately $5.4 million related to the reduction in headcount, $2.7 million related to travel reductions and other cost saving and mitigation initiatives.

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

	Year Ended December 31,
	2014	2013
	(in thousands)
Selling, general and administrative expenses reconciliation:
GAAP selling, general and administrative expenses	$565,712	$549,154
ERP implementation(1)	(13,268)	(8,893)
Reorganization charges(2)	(8,872)	(466)
Legal settlements(3)	(2,646)	(5,714)
Brazil tax credits(4)	—	(6,094)

Non-GAAP selling, general and administrative expenses	$540,926	$527,987

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

(i)
$12.5 million in severance costs, of which $3.7 million was related to the termination of executive management and $3.6 million was related to the reductions in workforce announced on July 21, 2014;

(ii)
$7.8 million in other restructuring costs primarily related to the write-off of long-lived assets associated with the exiting of retail locations and obsolete inventory; and

(iii)
$4.2 million in contract termination costs primarily related to the early termination of operating leases and sponsorship agreements.

Asset Impairment Charges.    We recorded $8.8 million in asset impairment charges during the year ended December 31, 2014, a decrease of $2.1 million compared to 2013, related to certain underperforming retail locations in our Americas, Europe, and Asia Pacific segments that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores' assets over their remaining economic life.

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

Presentation of Reportable Segments

For 2015, we had three reportable operating segments based on the geographic nature of our operations: America, Asia Pacific, and Europe. We also have an "Other businesses" category which aggregates insignificant operating segments that do not meet the reportable segment threshold and represents manufacturing operations located in Mexico, Italy and Asia.

For 2014 and 2013, we had four reportable operating segments: Americas, Asia Pacific, Japan and Europe. Subsequent to December 31, 2014, our internal reports reviewed by the Chief Operating Decision Maker

("CODM") began consolidating Japan into the Asia Pacific segment. This aligned our internal reporting to our new strategic model and management structure, as Japan and Asia Pacific were managed and analyzed as one operating segment in 2015 by management and the CODM. Accordingly, prior period segment results have been reclassified to reflect this change. The composition of our reportable operating segments is consistent with that used by our CODM to evaluate performance and allocate resources.

Each of our reportable operating segments derives its revenues from the sale of footwear and accessories to external customers as well as intersegment sales. Revenues of the "Other businesses" category are primarily made up of intersegment sales. The remaining revenues for the "Other businesses" represent non-footwear product sales to external customers. Intersegment sales are not included in the measurement of segment operating income or regularly reviewed by the CODM and are eliminated when deriving total consolidated revenues.

The primary financial measure utilized by the CODM to evaluate performance and allocate resources is segment operating income. Segment performance evaluation is based primarily on segment results without allocating corporate expenses, or indirect general, administrative and other expenses. Segment profits or losses of our reportable operating segments include adjustments to eliminate intersegment profit or losses on intersegment sales. As such, reconciling items for segment operating income represent unallocated corporate and other expenses as well as intersegment eliminations. Segment assets consist of cash and cash equivalents, accounts receivable, and inventory as these balances are regularly reviewed by the CODM.

Comparison of the Years Ended December 31, 2015 and 2014 by Segment

The following table sets forth information related to our reportable operating business segments for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Change		Constant Currency Change(3)
	2015	2014	$	%	$	%
	(in thousands, except % data)
Revenues:
Americas	$476,210	$489,915	$(13,705)	(2.8)%	$(3,459)	(0.7)%
Asia Pacific	424,491	473,910	(49,419)	(10.4)	(17,490)	(3.7)
Europe	188,833	233,604	(44,771)	(19.2)	(1,506)	(0.6)

Total segment revenues	1,089,534	1,197,429	(107,895)	(9.0)	(22,455)	(1.9)
Other businesses	1,096	794	302	38.0	194	24.4

Total consolidated revenues	$1,090,630	$1,198,223	$(107,593)	(9.0)%	$(22,261)	(1.9)%

Operating income:
Americas	$49,422	$48,347	$1,075	2.2%	$1,251	2.6%
Asia Pacific	48,447	75,135	(26,688)	(35.5)	(20,730)	(27.6)
Europe	15,629	24,517	(8,888)	(36.3)	(2,507)	(10.2)

Total segment operating income	113,498	147,999	(34,501)	(23.3)	(21,986)	(14.9)
Reconciliation of total segment operating income to income before income taxes:
Other businesses(1)	(30,092)	(19,400)	(10,692)	55.1	(13,410)	69.1
Intersegment eliminations	—	(1,498)	1,498	(100.0)	—	—
Unallocated corporate and other(2)	(155,730)	(131,827)	(23,903)	18.1	(36,917)	28.0

Total consolidated operating income (loss)	(72,324)	(4,726)	(67,598)	1,430.3	$(72,313)	1,530.1%

Foreign currency transaction gain (loss), net	(3,332)	(4,885)	1,553	(31.8)
Interest income	967	1,664	(697)	(41.9)
Interest expense	(969)	(806)	(163)	20.2
Other income (expense), net	914	204	710	348.0

Income (loss) before income taxes	$(74,744)	$(8,549)	$(66,195)	774.3%

(1)
During the year ended December 31, 2015, operating losses of Other businesses increased $10.7 million compared to 2014, primarily due to a $12.0 million decrease in gross margin.

(2)
Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation on corporate and other assets not allocated to operating segments and other corporate costs. For the year ended December 31, 2015, 'Unallocated corporate and other' operating losses increased $23.9 million compared to the same period in 2014, primarily due to an increase in administrative expenses.

(3)
Reflects year over year change as if the current period results were in "constant currency," which is a non-GAAP financial measure. See "Use of Non-GAAP Financial Measures" above for more information.

Americas Operating Segment.    During the year ended December 31, 2015, revenues from our Americas segment decreased $13.7 million, or 2.8%, compared to the same period in 2014 primarily due to unfavorable foreign currency fluctuations, a negative impact of store closures, and decreased average selling prices, partially offset by increased sales volume,.

During the year ended December 31, 2015, segment operating income increased $1.1 million, or 2.2%, compared to the same period in 2014 primarily related to the net effect of:

(i)
a decrease in revenue of $13.7 million, or 2.8%, slightly offset by a decrease in cost of sales of $3.9 million, or 1.5%;

(ii)
a decrease of $12.3 million, or 6.9%, in selling, general and administrative expenses related to lower employee compensation expense, lower building expense, and lower depreciation and amortization expense, partially offset by higher marketing expense;

(iii)
a decrease in restructuring expense of $1.8 million related to severance and store closure costs; and

(iv)
an increase in retail asset impairment of $3.2 million.

Asia Pacific Operating Segment.    During the year ended December 31, 2015, revenues from our Asia Pacific segment decreased $49.4 million, or 10.4%, compared to the same period in 2014 primarily due a decrease associated with unfavorable foreign currency fluctuations, lower average selling prices, the negative impact of store closures, partially offset by a slightly higher sales volume.

Our Asia Pacific operating segment continues to perform poorly primarily due to adverse macro-economic conditions and overall weakness in China's economy. The macro-economic environment in China has deteriorated over the past several quarters which has decreased revenue from our China operations by 53.0%, for the year ended December 31, 2015 as compared to the same period in 2014. We have also experienced significant declines in collection rates from our China operations due to the adverse macro-economic environment and the deteriorating working capital position of our distributors. The impact of these declines became apparent in September 2015, when multiple China distributors defaulted on their payment obligations. As a result, we have reassessed the collectability of our accounts receivable balances, for our China operations, and we concluded a significant increase in reserves is required. Accordingly, we have increased our China allowance for doubtful accounts by an additional $23.2 million, resulting in total allowances for our China operations of $30.3 million as of December 31, 2015. Our net accounts receivable balance for our China operations as of December 31, 2015 is $5.1 million.

If the economic conditions in China continue to decline, we may experience further reductions in consumer demand in our China markets which could result in additional declines. As our China operations represent approximately 8% of our total revenue, declining sales volumes in China could have a material adverse impact on our financial results in future periods.

During the year ended December 31, 2015, segment operating income decreased $26.7 million, or 35.5%, compared to the same period in 2014 primarily related to the net effect of:

(i)
a decrease in revenue of $49.4 million, or 10.4% due to unfavorable foreign currency fluctuations, and a decrease in footwear units sold, partially offset by a decrease in cost of sales of $21.7 million, or 10.1%;

(ii)
a decrease of $3.6 million, or 2.0%, in selling, general and administrative expenses primarily as a result of bad debt expense relating to China, partially offset by lower employee compensation related expenses and lower rent and occupancy related expenses;

(iii)
a decrease in restructuring expense of $1.1 million related to severance and store closure costs; and

(iv)
an increase in retail asset impairment of $3.7 million.

Europe Operating Segment.    During the year ended December 31, 2015, revenues from our Europe segment decreased $44.8 million, or 19.2%, compared to the same period in 2014, primarily due to unfavorable foreign currency fluctuations, and the negative impact of store closures, partially offset an increase in sales volume.

During the year ended December 31, 2015, segment operating income decreased $8.9 million, or 36.3%, compared to the same period in 2014 primarily related to the net effect of:

(i)
a decrease in revenue of $44.8 million, or 19.2%, and a decrease in cost of sales by $16.4 million, or 14.1%;

(ii)
a decrease of $17.9 million, or 20.6% , in selling, general and administrative expenses related to lower employee compensation related expenses, lower professional services expense, partially offset by an increase in marketing and sales expenses;

(iii)
a decrease in restructuring charges of $1.1 million related to severance and store closure costs; and

(iv)
a decrease in asset impairment of $0.4 million.

Comparison of the Years Ended December 31, 2014 and 2013 by Segment

The following table sets forth information related to our reportable operating business segments for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Change		Constant Currency Change(3)
	2014	2013	$	%	$	%
	(in thousands, except % data)
Revenues:
Americas	$489,915	$498,552	$(8,637)	(1.7)%	$(3,694)	(0.7)%
Asia Pacific	473,910	477,615	(3,705)	(0.8)	5,755	1.2
Europe	233,604	216,259	17,345	8.0	18,561	8.6

Total segment revenues	1,197,429	1,192,426	5,003	0.4	20,622	1.7
Other businesses	794	254	540	212.6	533	209.8

Total consolidated revenues	$1,198,223	$1,192,680	$5,543	0.5%	$21,155	1.8%

Operating income:
Americas	$48,347	$61,894	$(13,547)	(21.9)%	$(13,944)	(22.5)%
Asia Pacific	75,135	118,253	(43,118)	(36.5)	(38,855)	(32.9)
Europe	24,517	16,192	8,325	51.4	7,021	43.4

Total segment operating income	147,999	196,339	(48,340)	(24.6)	(45,778)	(23.3)
Reconciliation of total segment operating income to income before income taxes:
Other businesses(1)	(19,400)	(20,811)	1,411	(6.8)	1,504	(7.2)
Intersegment eliminations	(1,498)	61	(1,559)	(2,555.7)	(1,559)	(2,555.7)
Unallocated corporate and other(2)	(131,827)	(112,494)	(19,333)	17.2	(13,500)	12.0

Total consolidated operating income (loss)	(4,726)	63,095	(67,821)	(107.5)	$(59,333)	(94.0)%

Foreign currency transaction gain (loss), net	(4,885)	(4,678)	(207)	4.4
Interest income	1,664	2,432	(768)	(31.6)
Interest expense	(806)	(1,016)	210	(20.7)
Other income (expense), net	204	126	78	61.9

Income (loss) before income taxes	$(8,549)	$59,959	$(68,508)	(114.3)%

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

Asia Pacific Operating Segment.    During the year ended December 31, 2014, revenues from our Asia Pacific segment decreased $3.7 million, or 0.8%, compared to 2013 primarily due to a 12.5% decrease in average footwear selling price and a $9.4 million unfavorable impact from foreign currency fluctuations partially offset by a 1.2% increase in footwear units sold. During the year ended December 31, 2014, we realized revenue growth of 33.6% in the region in the internet channel compared to 2013. Partially offsetting this increase was a decrease of $11.6 million, or 4.0%, in the wholesale channel revenues, primarily due to a decrease in third and fourth quarter performance in our China business as a result of increased distributor inventory levels and lower replenishment orders. Our retail channel revenues increased $7.8 million, or 1.9%, primarily due to increased traffic during the year and the addition of 44 company-operated stores since December 31, 2013 as we focused on high-traffic, outlet locations partially offset by a 4.7% decrease in comparable store sales. The closure of 71 underperforming company-operated stores and temporary locations since December 31, 2013 did not have an unfavorable impact on revenues.

During the year ended December 31, 2014, segment operating income decreased $43.1 million, or 36.5%, compared to 2013 primarily related to:

(i)
an increase of $14.0 million, or 8.6%, in selling, general and administrative expenses due to an increase in reserves for doubtful accounts as a result of delayed payments from distributors in China and Southeast Asia and an increase in sales expenses, that was partially offset by a reduction of employee expenses related to the reduction of retail locations;

(ii)
a decrease in segment gross margins of $21.8 million, or 7.8%, primarily related to an increase of $4.0 million of inventory written off related to obsolete inventory including raw materials, footwear and other accessories;

(iii)
$4.6 million in restructuring charges related to severance and store closure costs; and

(iv)
a $2.6 million increase in retail asset impairment charges related to the long-lived assets.

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

Liquidity and Capital Resources

Cash Flows

	2015	2014	2013
	(in thousands)
Cash provided by (used in) operating activities	$9,698	$(11,651)	$83,464
Cash used in investing activities	(18,627)	(57,992)	(69,758)
Cash provided by (used in) financing activities	(101,260)	23,431	(1,161)
Effect of exchange rate changes on cash	(13,982)	(3,420)	10,251

Net increase (decrease) in cash and cash equivalents	$(124,171)	$(49,632)	$22,796

During the year ended December 31, 2015, cash and cash equivalents decreased $124.2 million, or 46.5%, to $143.3 million compared to $267.5 million at December 31, 2014. The primary driver of this decrease is the repurchase of $85.9 million of our common stock associated with repurchases including related commission charges under our publicly-announced repurchase plan, strategic reinvestments into the business including $5.8 million in capital spend primarily related to our ERP system implementation, dividend payments of $11.9 million on our Series A Preferred Stock, of which $3.0 million was recorded as dividends payable and prepaid dividends as of December 31, 2015, and debt payments, including principal and interest, of $3.0 million related to long-term bank borrowings.

Cash provided by operations was $9.7 million for the year ended December 31, 2015 compared to cash used in operations of $11.7 million for the year ended December 31, 2014. This increase was primarily driven by the change in working capital accounts year over year which accounted for $36.4 million of our cash provided by operating activities. During the year ended December 31, 2015, we paid $19.9 million in cash related to taxes that were accrued for as of December 31, 2014, which accounted for half of this change.

In 2015, we completed the implementation and customization of our fully-integrated global operational and financial accounting and resource planning system, or ERP system. This ERP system was placed into service in the first quarter of 2015. The total cost of the ERP system implementation was $102.3 million of which $74.6 million was capitalized and $27.7 million was expensed. This amount represents a 309.2% increase over the projected initial pre-blueprinting cost estimate disclosed in our Form 10-K for the year ended December 31, 2012. The cost increase, as compared to the original pre-blueprinting estimate, is primarily a result of the following: (i) project scope changes including: expanding the number of locations where the new system was implemented and enhancements in the security, reporting and governance tools; (ii) increased costs to develop data conversion software to convert data from the previous ERP system to the new ERP system, and (iii) increased consulting costs primarily associated with system enhancements. The ERP system is being amortized using the straight-line method over an estimated economic useful life of seven years.

Working Capital

As of December 31, 2015, accounts receivable, net decreased $17.6 million compared to December 31, 2014. During the year ended December 31, 2015, we recorded a reserve for doubtful accounts of $23.2 million in our Asia Pacific segment primarily as a result of delayed payments from our partner stores in China. As of December 31, 2015, other long-term assets decreased by approximately $4.3 million primarily due to the decrease in derivative instruments recorded on our balance sheet, as no such instruments were outstanding as of December 31, 2015. As of December 31, 2015, accounts payable increased $20.4 million compared to December 31, 2014. As a result of the January 2015 implementation of our new ERP system, we accelerated payments of our outstanding payables in late 2014 to accommodate the transition. Accrued expenses and other liabilities increased $11.6 million compared to December 31, 2014 primarily due to an accrued loss on our South Africa operations held for sale as of December 31, 2015.

We anticipate our cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we have a revolving credit facility with a syndicate of lenders, including PNC Bank, National Association ("PNC") as lead lender, which was amended on February 18, 2016, and as amended, provides us with up to $75.0 million in borrowing capacity and matures in February 2021 (see Revolving Credit Facility below). Additional future financing may be necessary and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Sale of Preferred Stock

On December 28, 2013, we entered into, and on January 27, 2014, we closed on an investment agreement with Blackstone, whereby we sold them 200,000 shares of the Company's Series A Preferred Stock for $182.2 million of net proceeds. The Series A Preferred Stock has a par value $0.001 per share, with an aggregate stated value of $200.0 million, or $1,000 per share, and an aggregate purchase price of $198.0 million, or $990.00 per share.

The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. Holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum as well as any dividends declared or paid on our common stock and are entitled to vote together with the holders of common stock on an as-converted basis. As of December 31, 2015, accrued dividends were $3.0 million, which were paid to Blackstone on January 4, 2016.

The Series A Preferred Stock has several conversion features as well as redemption rights. The conversion rate is subject to customary anti-dilution and other adjustments subject to certain share caps and other restrictions. As of December 31, 2015, the Blackstone investment, on an as converted to common stock basis, represented approximately 15.9% of our outstanding common stock. We intend to continue to use the net proceeds, as well as excess cash, to fund the repurchase of our common stock pursuant to the $350.0 million stock repurchase authorization approved by the Board discussed further below. We believe this investment provides an opportunity to drive shareholder value and refine the strategic direction of the business.

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

During the year ended December 31, 2015, we repurchased approximately 6.5 million shares at an average price of $13.24 for an aggregate price of approximately $85.9 million including related commission charges, under a publicly-announced repurchase plan.

During the year ended December 31, 2014, we repurchased approximately 10.6 million shares at an average price of $13.75 for an aggregate price of approximately $145.6 million excluding related commission charges, under a publicly-announced repurchase plan.

As of December 31, 2015, subject to certain restrictions on repurchases under our revolving credit facility, we had $118.7 million of our common shares available for repurchase under the repurchase authorizations.

On February 18, 2016, we entered into the Eleventh Amendment to the Credit Agreement (as defined below) which limits the amount that the we can repurchase to $50.0 million per year, subject to certain conditions.

Revolving Credit Facility

On December 16, 2011, we entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), with the lenders named therein and PNC Bank, National Association ("PNC"), as a lender and administrative agent for the lenders. On December 27, 2013, we entered into the Third Amendment of the Credit Agreement which allowed for the payment of dividends on the Series A preferred stock and permitted the Company to have greater flexibility to repurchase its Common Stock. On April 2, 2015, we entered into the Sixth Amendment to the Credit Agreement which amended certain definitions of the financial covenants and certain covenant ratios to be more favorable. On September 1, 2015, we entered into the Eighth Amendment to the Credit Agreement which further amended certain definitions of the financial covenants and certain covenant ratios to become more favorable to us. On December 24, 2015, we entered into the Tenth Amendment to the Credit Agreement which further amended certain definitions of the financial covenants to become more favorable to us.

On February 18, 2016, the Company entered into the Eleventh Amendment to the Credit Agreement. The Eleventh amendment primarily: (i) extended the maturity date to February 18, 2021, (ii) resized the borrowing capacity of the facility to $75.0 million, (iii) amended certain definitions of the financial covenants to become more favorable to the Company, (iv) allows up to $50 million in stock repurchases per year, and (v) limited certain capital expenditures and commitments to an aggregate of $50 million per year. The Company anticipates it will be in compliance with its covenants as of March 31, 2016, however, there can be no assurance that the Company will be in compliance at that date. See Note 11—Revolving Credit Facility & Bank Borrowing, for further details regarding applicable covenant terms and interest rates associated the Credit Agreement.

As of December 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Agreement. As of December 31, 2015 and December 31, 2014, the Company had outstanding letters of credit of $1.3 million and $1.8 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. During the years ended December 31, 2015, 2014, and 2013, Crocs capitalized $0.2 million, $0.1 million, and $0.1 million, respectively, in fees and third party costs which were incurred in connection with the Credit Agreement, as deferred financing costs. As of December 31, 2015, the Company was not in compliance with the fixed charge coverage ratio and the leverage ratio under the Credit Agreement. On February 18, 2016, we received a waiver of our December 31, 2015 financial covenant obligations from the lenders.

Asia Pacific Revolving Credit Facility

On August 28, 2015, a Crocs subsidiary entered into a revolving credit facility agreement with HSBC Bank (China) Company Limited, Shanghai Branch ("HSBC") as the lender. The revolving credit facility enables Crocs to borrow uncommitted dual currency revolving loan facilities up to RMB 40.0 million, or the USD equivalent, and import facilities up to RMB 60.0 million, or the USD equivalent, with a combined facility limit of RMB 60.0 million. This revolving credit facility supports possible future net working capital needs in China. For loans denominated in USD, the interest rate is 2.1% per annum plus LIBOR for three months or any other period as may be determined by HSBC at the end of each interest period. For loans denominated in RMB, interest equals the one year benchmark lending rate effective on the loan drawdown date set forth by the People's Bank of China with a 10% mark-up and is payable on the maturity date of the related loan. The revolving credit facility is guaranteed by Crocs, Inc. and certain accounts receivables in China are pledged as security under the revolving credit facility. The revolving credit facility can be canceled or suspended at any time at the lenders discretion and contains provisions requiring Crocs to maintain compliance with certain restrictive covenants. As of December 31, 2015, we received notification from the lender that the facility has been temporarily suspended.

Long-term Bank Borrowings

On December 10, 2012, Crocs entered into a Master Installment Payment Agreement ("Master IPA") with PNC in which PNC financed the Company's recent implementation of a new ERP system, which began in October 2012 and was substantially completed in early 2015. The terms of each note payable, under the Master IPA, consist of a fixed interest rate and payment terms based on the amount borrowed and the timing of activity throughout the implementation of the ERP system. The Master IPA is subject to cross-default, cross-termination, and is coterminous with the Credit Agreement.

As of December 31, 2015 and 2014, Crocs had $6.4 million and $11.6 million, respectively, of debt outstanding under five separate notes payable, of which $4.8 million and $5.3 million, respectively, represents current installments. As of December 31, 2015, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the entity, interest expense was capitalized to the consolidated balance sheets and amortized over the life of the assets, starting on the January 1, 2015 in-service date. During the years ended December 31, 2015 and 2014, Crocs capitalized $0.0 million and $0.4 million, respectively, in interest expense related to this debt arrangement to the consolidated balance sheets. Interest rates and payment terms are subject to changes as further financing occurs under the Master IPA.

Capital Assets

During the year ended December 31, 2015, net capital assets acquired, inclusive of intangible assets, were $16.9 million compared to $57.0 million during the same period in 2014. The decrease is primarily due to lower capital spend in our ERP system, which was placed into service in January 2015.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested; however, our Board has approved a foreign cash repatriation strategy. As part of this strategy, we repatriated approximately $127.3 million during the year ended December 31, 2015 for which income taxes have already been accrued or paid. Further cash repatriation will depend on future cash requirements in the U.S. We maintain approximately $128 million of foreign earnings for which tax has previously been provided, and which has not been repatriated at this time.

Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries have monetary laws which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of December 31, 2015, we held $111.9 million of our total $143.3 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $111.9 million, $1.4 million could potentially be restricted, as described above. If the remaining $110.5 million were to be immediately repatriated to the U.S., no additional tax expense would be incurred as all amounts are currently provided for in the our statement of operations.

Contractual Obligations

In December 2011, Crocs renewed and amended its supply agreement with Finproject S.p.A. (formerly known as Finproject s.r.l.), which provides Crocs the exclusive right to purchase certain raw materials used to manufacture our products. The agreement also provides that Crocs meets minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2016. Historically, the minimum purchase requirements have not been onerous and Crocs does not expect them to become onerous in the future. Depending on the material purchased, pricing was based either on contracted price or was subject to quarterly reviews and fluctuates based on order volume, currency fluctuations, and raw material prices. Pursuant to the agreement, Crocs guarantees the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $3.8 million as of December 31, 2015).

The following table summarizes aggregate information about our significant contractual cash obligations as of December 31, 2015:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$357,831	$77,127	$104,186	$71,208	$105,310
Inventory purchase obligations with third-party manufacturers(2)	158,152	158,152	—	—	—
Dividends payable(3)	72,866	12,000	24,000	24,000	12,866
Other contracts(4)	13,642	1,685	11,466	486	5
Debt obligations(5)(8)	6,399	4,772	1,620	7	—
Minimum licensing royalties(6)	2,853	2,723	130	—	—
Capital lease obligations(7)	28,464	10,042	10,750	7,672	—

Total	$640,207	$266,501	$152,152	$103,373	$118,181

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

(5)
Our current debt obligations consist of five separate notes issued under our agreement with PNC to finance the purchase and implementation of our new ERP system, which bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. We will continue to finance the ERP implementation on an as needed basis through this agreement. Interest rates and payment terms are subject to change as further financing occurs.

(6)
Our minimum licensing royalties consist of usage-based payments for the right to use various licenses, trademarks and copyrights in the production of our footwear and accessories. Royalty obligations are based on minimum guarantees under contract; however, may include additional royalty obligations based on sales volume that are not determinable for future periods.

(7)
Our capital lease obligations consist of leases for office equipment expiring at various dates through 2016. This balance represents the minimum cash commitment under contract to various third-parties for capital lease obligations.

(8)
Amounts include anticipated interest payments.

(9)
We do not expect to settle any uncertain tax positions within one year. Therefore, we have not included any amounts in the contractual obligations table above.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2015.

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

Assets and Liabilities Held for Sale.    The Company classifies a disposal group to be sold as held for sale when management approves and commits to a formal plan to actively market a disposal group and expects the sale to close within twelve months. Upon classifying a disposal group as held for sale, the disposal group is recorded at the lower of its carrying amount or its estimated fair value, reduced for selling costs. In determining the fair value of a disposal group, the Company considers both the net book value of the disposal group as a whole and the impact of any related foreign currency translation adjustments recorded within stockholders' equity. Any losses are recognized as asset impairment charges in the Consolidated Statement of Operations. Depreciation expense is no longer recorded for any assets within a disposal group that is classified as held for sale.

The fair value of a disposal group less any costs to sell is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. Undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. We have operated under a specific plan for reinvestment of undistributed earnings of our foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions. Should we change our plans, we would be required to record a significant amount of deferred tax liabilities. We recognize interest and penalties related to unrecognized tax benefits within the "Income tax expense" line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. See Note 14—Income Taxes in the accompanying notes to the consolidated financial statements for additional information regarding our income taxes.

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

Borrowings under the revolving credit facility bear interest at a variable rate. For domestic rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate as quoted by ICAP North America, Inc. plus 0.5%, (ii) PNC's prime rate and (iii) a daily LIBOR rate plus 1.0%, in each case there is an additional margin ranging from 0.25% to 1.00% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.25% to 2.00% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of December 31, 2015 and 2014, there were no borrowings under the revolving credit facility.

We additionally hold cash equivalents including certificate of deposits, time deposits and money market funds. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of December, 2015, we held $7.5 million in cash equivalents subject to variable interest rates. If the prevailing market interest rates relative to these investments increased or decreased by10% during the year ended December 31, 2015, interest income would have increased or decreased by approximately $0.1 million.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third-party manufacturers in U.S. Dollars. Our ability to sell our products in foreign markets and the U.S. Dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. Dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase or decrease of 1% in value of the U.S. Dollar relative to foreign currencies would have increased or decreased loss before taxes during the year ended December 31, 2015 by approximately $1.0 million. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. Dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the impact of foreign exchange rate variances experienced during the years ended December 31, 2015 and 2014.

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

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts at December 31, 2015 and 2014. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	December 31,
	2015	2014
	(in thousands)
Foreign currency exchange forward contracts by currency:
Japanese Yen	$98,390	$44,533
Euro	34,219	134,755
British Pound Sterling	21,859	17,230
South Korean Won	7,981	14,590
Mexican Peso	7,277	13,180
Australian Dollar	6,459	7,913
South African Rand	6,402	4,355
Indian Rupee	5,036	3,356
Canadian Dollar	1,980	3,005
New Taiwan Dollar	1,798	3,229
Swedish Krona	1,655	1,918
Hong Kong Dollar	668	814
Russian Ruble	667	1,838
Singapore Dollar	—	61,887
Chinese Yuan Renminbi	—	5,376
Norwegian Krone	—	917
New Zealand Dollar	—	743
Brazilian Real	—	—

Total notional value, net	$194,391	$319,639

Latest maturity date	January 2016	January 2015

ITEM 8.    Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the index to consolidated financial statements on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015 (the "Evaluation Date"). Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in internal control over financial reporting described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective, as of that date.

Notwithstanding such material weaknesses, which are described below in Management's Report on Internal Control over Financial Reporting, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management has concluded our internal control over financial reporting is ineffective as of December 31, 2015 as management identified material weaknesses as further described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following control deficiencies that constitute individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2015:

Financial Close Process.    We identified deficiencies related to the operating effectiveness of controls over the completeness and accuracy of our review and approval of certain journal entries and period end adjusting entries. In addition, we did not consistently maintain or perform on a timely basis our control procedures over certain account analyses, data integrity, documentation, review and approval of year-end accounting entries to ensure the accuracy and completeness of the entries recorded. We also identified deficiencies regarding the review and approval of our income tax entries related to our deferred income tax accounts and the related impacts on income tax expense or benefit.

We also lacked a sufficient balance of personnel commensurate with our financial close reporting requirements. If not corrected, these controls could impact the accuracy and completeness of our financial statements.

Inventory Accounting Controls.    We identified deficiencies related to the operating effectiveness of our controls to ensure the existence, valuation, accuracy, and completeness of inventory on hand. Specifically, our physical inventory procedures were not performed with sufficient consistency to ensure the underlying quantities were accurate. Additionally, our cost absorption control procedures were not consistently maintained or performed on a timely basis in accordance with Company's policy, to ensure inventory was properly valued. If not corrected, these ineffective controls could impact the accuracy and completeness of our cost of sales and inventory balances.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses noted above, there has been no change in our internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Identified Material Weaknesses

Management is dedicated to remediate the control deficiencies that gave rise to the material weaknesses in our internal control over financial reporting. If not remediated, the material weaknesses in our internal controls may result in material misstatements in our financial statements.

The following steps are among the measures that have been implemented or that we intend to implement after the date of this filing to address our material weaknesses as of December 31, 2015:

Financial Close Process.    We are performing a review to identify opportunities to improve the operation of our financial close control activities. We intend to engage a third party service provider to assist with our review and remediation efforts and to make recommendations related to our staffing levels and structure. Furthermore, we are undertaking additional training of the personnel recording and reviewing journal entries to ensure consistent compliance with our policies and controls over the account analysis, documentation, review, and approval of manual journal entries as well as data integrity procedures. We will also direct our internal auditors to perform additional testing around these processes to ensure the sufficiency of our remediation efforts.

Inventory Accounting Controls.    We are performing a review to identify opportunities to improve the operation of our inventory accounting control activities. We intend to engage a third party service provider to assist with our review and remediation efforts. Furthermore, we are undertaking additional training of our supply chain personnel to ensure inventory control procedures are adequate, performed timely, and are properly recorded in accordance with our policies. We will also provide enhanced training on cost absorption analysis procedures to ensure inventory values are properly maintained. We will also direct our internal auditors to perform additional testing of our inventory procedures to assess the sufficiency of our remediation efforts.

We are committed to maintaining a strong internal control environment. The Audit Committee has directed management to develop a detailed plan and timetable for the completion of the implementation of the remedial measures outlined above and will continue to monitor such implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to our policies and procedures in order to improve the overall effectiveness of our internal control over financial reporting.

As we implement these remediation efforts, we may determine that additional steps may be necessary to remediate the material weaknesses. We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

ITEM 9B.    Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

We have audited Crocs, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: the Company did not maintain effective internal controls related to the financial close process and inventory accounting. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to a change in the method of accounting for income taxes as of December 31, 2015 due to the adoption of Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ DELOITTE & TOUCHE LLP

Denver, CO
February 29, 2016

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2015.

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

ITEM 11.    Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2015.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2015, with the exception of those items listed below.

Securities Authorized for Issuance under Equity Compensation Plans

As shown in the table below, we reserved 4.4 million shares of common stock for future issuance pursuant to exercise of outstanding awards under equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options(2)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders(1)	4,384,129	$14.09	8,218,218
Equity compensation plans not approved by stockholders	—	—	—

Total	4,384,129	$14.09	8,218,218

(1)
On June 8, 2015, the Company's stockholders approved the Crocs, Inc. 2015 Equity Incentive Plan (the "Plan"). The number of shares available for issuance under the Plan (subject to changes in capitalization) consist of (i) 7.0 million newly available shares; (ii) 1.2 million shares available for issuance under the 2007 Plan as of June 8, 2015; and (iii) 2007 Plan shares associated with outstanding options or awards that are cancelled or forfeited after June 8, 2015. The Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other stock-based awards. The Plan replaces the Company's 2007 Equity

  Incentive Plan (As Amended and Restated), and no further awards will be made under the 2007 Plan. The Plan became effective immediately upon stockholder approval.

(2)
The weighted-average exercise price of outstanding options pertains only to 1.3 million shares issuable on the exercise of outstanding options and rights.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2015.

ITEM 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2015.

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

(3) Exhibit list

Exhibit Number		Description
3.1		Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

3.2		Certificate of Amendment to Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 12, 2007).

3.3		Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.'s Registration Statement on Form S-8, filed on March 9, 2006 (File No. 333-132312)).

3.4		Certificate of Designations of Series A Convertible Preferred Stock of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on January 27, 2014).

4.1		Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.'s Registration Statement on Form S-1/A, filed on January 19, 2006 (File No. 333-127526)).

10.1	*	Form of Indemnification Agreement between Crocs, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.2	*	Crocs, Inc. 2005 Equity Incentive Plan (the "2005 Plan") (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526) ).

10.3	*	Amendment No. 1 to the 2005 Plan (incorporated herein by reference to Exhibit 10.2.2 to Crocs, Inc.'s Registration Statement on Form S-1/A, filed on January 19, 2006 (File No. 333-127526)).

10.4	*	Form of Notice of Grant of Stock Option under the 2005 Plan (incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.5	*	Form of Notice of Grant of Stock Option for Non-Exempt Employees under the 2005 Plan (incorporated herein by reference to Exhibit 10.4 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.6	*	Form of Stock Purchase Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.5 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.7	*	Form of Stock Option Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.6 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.8	*	Form of Restricted Stock Award Grant Notice under the 2005 Plan (incorporated herein by reference to Exhibit 10.7 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526) ).

Exhibit Number		Description
10.9	*	Form of Restricted Stock Award Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.8 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526)).

10.10	*	Form of Non Statutory Stock Option Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.9 to Crocs, Inc.'s Registration Statement on Form S-1, filed on August 15, 2005 (File No. 333-127526) ).

10.11	*	Crocs, Inc. Amended and Restated 2007 Senior Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Crocs, Inc.'s Annual Report on Form 10-K, filed on March 17, 2009).

10.12	*	2008 Cash Incentive Plan (As Amended and Restated Effective June 4, 2012) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on June 7, 2012).

10.13	*	Crocs, Inc. 2007 Equity Incentive Plan (As Amended and Restated) (the "2007 Plan") (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 1, 2011).

10.14	*	Form of Incentive Stock Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.15	*	Form of Non-Statutory Stock Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.16	*	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under the 2007 Plan (incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.17	*	Form of Restricted Stock Unit Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on July 1, 2011).

10.18	*	Employment Agreement, dated May 18, 2009, between Crocs, Inc. and Daniel P. Hart (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on August 5, 2010).

10.19		Amended and Restated Credit Agreement, dated December 16, 2011, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders (the "Amended and Restated Credit Agreement") (incorporated herein by reference to Crocs, Inc.'s Current Report on Form 8-K, filed on December 19, 2011).

10.20		First Amendment to the Amended and Restated Credit Agreement, dated December 10, 2012, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Crocs, Inc.'s Current Report on Form 8-K, filed on December 11, 2012).

Exhibit Number		Description
10.21		Second Amendment to Amended and Restated Credit Agreement, dated June 12, 2013, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on July 30, 2013).

10.22		Third Amendment to Amended and Restated Credit Agreement, dated December 27, 2013, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 30, 2013).

10.23		Fourth Amendment to Amended and Restated Credit Agreement, dated March 27, 2014, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on May 1, 2014).

10.24		Fifth Amendment to Amended and Restated Credit Agreement, dated September 26, 2014, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on October 29, 2014)

10.25		Sixth Amendment to Amended and Restated Credit Agreement, dated April 2, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on August 7, 2015).

10.26		Seventh Amendment to Amended and Restated Credit Agreement, dated April 21, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on August 7, 2015).

10.27		Eighth Amendment to Amended and Restated Credit Agreement, dated September 1, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 9, 2015).

10.28		Ninth Amendment to Amended and Restated Credit Agreement, dated November 3, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on November 9, 2015).

10.29	†	Tenth Amendment to Amended and Restated Credit Agreement, dated December 24, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent.

Exhibit Number		Description
10.30	†	Eleventh Amendment to Amended and Restated Credit Agreement, dated February 18, 2016, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., and PNC Bank, National Association, as a lender and administrative agent.

10.31	*	Crocs, Inc. Change of Control Plan (as Amended and Restated) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on May 1, 2014).

10.32		Investment Agreement, dated December 28, 2013, between Crocs, Inc. and Blackstone Capital Partners VI L.P. (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 30, 2013).

10.33		First Amendment to Investment Agreement, dated January 27, 2014, between Crocs, Inc. and Blackstone Capital Partners VI L.P. (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on January 27, 2014).

10.34	*	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Quarterly Report on Form 10-Q, filed on July 30, 2014).

10.35	*	Employment Offer Letter, dated May 13, 2014, between Crocs, Inc. and Andrew Rees (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on May 14, 2014).

10.36		Registration Rights Agreement, dated January 27, 2014 (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on January 27, 2014).

10.37	*	Employment Offer Letter, dated December 15, 2014, between Crocs, Inc. and Gregg Ribatt (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 15, 2014).

10.38	*	Crocs, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on June 9, 2015).

10.39	*	Employment Offer Letter, dated November 4, 2015, between Crocs, Inc. and Carrie Teffner (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on November 5, 2015).

21	†	Subsidiaries of the registrant.

23.1	†	Consent of Deloitte & Touche LLP.

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	†	XBRL Instance Document

101.SCH	†	XBRL Taxonomy Extension Schema Document

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number		Description
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document

*
Compensatory plan or arrangement

†
Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 29, 2016.

CROCS, INC. a Delaware Corporation
By:	/s/ GREGG S. RIBATT
	Name:	Gregg S. Ribatt
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGG S. RIBATT Gregg S. Ribatt	Chief Executive Officer and Director	February 29, 2016
/s/ CARRIE W. TEFFNER Carrie W. Teffner	Executive Vice President and Chief Financial Officer	February 29, 2016
/s/ IAN M. BICKLEY Ian M. Bickley	Director	February 29, 2016
/s/ RONALD L. FRASCH Ronald L. Frasch	Director	February 29, 2016
/s/ JASON K. GIORDANO Jason K. Giordano	Director	February 29, 2016
/s/ PRAKASH A. MELWANI Prakash A. Melwani	Director	February 29, 2016
/s/ THOMAS J. SMACH Thomas J. Smach	Chairman of the Board	February 29, 2016
/s/ DOREEN A. WRIGHT Doreen A. Wright	Director	February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crocs, Inc.
Niwot, Colorado

We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the classification of income tax balances as of December 31, 2015 due to the adoption of Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 29, 2016

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$1,090,630	$1,198,223	$1,192,680
Cost of sales	579,825	603,893	569,482
Restructuring charges	—	3,985	—

Gross profit	510,805	590,345	623,198
Selling, general and administrative expenses	559,095	565,712	549,154
Restructuring charges	8,728	20,532	—
Asset impairment charges	15,306	8,827	10,949

Income (loss) from operations	(72,324)	(4,726)	63,095
Foreign currency transaction loss, net	(3,332)	(4,885)	(4,678)
Interest income	967	1,664	2,432
Interest expense	(969)	(806)	(1,016)
Other income, net	914	204	126

Income (loss) before income taxes	(74,744)	(8,549)	59,959
Income tax benefit (expense)	(8,452)	3,623	(49,539)

Net income (loss)	$(83,196)	$(4,926)	$10,420

Dividends on Series A convertible preferred stock	(11,833)	(11,301)	—
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(2,978)	(2,735)	—

Net income (loss) attributable to common stockholders	$(98,007)	$(18,962)	$10,420

Net income (loss) per common share:

Basic	$(1.30)	$(0.22)	$0.12

Diluted	$(1.30)	$(0.22)	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(83,196)	$(4,926)	$10,420
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	(32,561)	(33,004)	(5,335)
Reclassification of cumulative foreign exchange translation adjustments to net income (loss), net of tax of $0, $0, and $(3), respectively	—	—	299

Total comprehensive income (loss)	$(115,757)	$(37,930)	$5,384

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ thousands, except number of shares)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$143,341	$267,512
Accounts receivable, net of allowances of $49,364 and $32,392, respectively	83,616	101,217
Inventories	168,192	171,012
Deferred tax assets, net	—	4,190
Income tax receivable	10,233	9,332
Other receivables	14,233	11,989
Prepaid expenses and other assets	26,334	30,156

Total current assets	445,949	595,408
Property and equipment, net	49,490	68,288
Intangible assets, net	82,297	97,337
Goodwill	1,973	2,044
Deferred tax assets, net	6,608	17,886
Other assets	21,703	25,968

Total assets	$608,020	$806,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,336	$42,923
Accrued expenses and other liabilities	91,835	80,216
Deferred tax liabilities, net	—	11,869
Accrued restructuring	738	4,511
Income taxes payable	6,416	9,078
Current portion of long-term borrowings and capital lease obligations	4,772	5,288

Total current liabilities	167,097	153,885
Long-term income tax payable	4,547	8,843
Long-term borrowings and capital lease obligations	1,627	6,381
Long-term accrued restructuring	230	348
Other liabilities	12,890	12,277

Total liabilities	186,391	181,734

Commitments and contingencies
Series A convertible preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 200,000 shares issued and outstanding, redemption amount and liquidation preference of $203,000 and $203,067 as of December 31, 2015 and December 31, 2014, respectively	175,657	172,679
Stockholders' equity:
Preferred stock, par value $0.001 per share, 4,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 93,101,007 and 72,851,418 shares issued and outstanding, respectively, as of December 31, 2015 and 92,325,201 and 78,516,566 shares issued and outstanding, respectively, as of December 31, 2014	94	92
Treasury stock, at cost, 20,249,589 and 13,808,635 shares as of December 31, 2015 and December 31, 2014, respectively	(283,913)	(200,424)
Additional paid-in capital	353,241	345,732
Retained earnings	227,463	325,470
Accumulated other comprehensive loss	(50,913)	(18,352)

Total stockholders' equity	245,972	452,518

Total liabilities, commitments and contingencies and stockholders' equity	$608,020	$806,931

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

($ thousands)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income	Total Stock Holders' Equity
					Additional Paid in Capital	Retained Earnings
	Shares	Amount	Shares	Amount
Balance—December 31, 2012	88,663	$91	2,384	$(44,214)	$307,823	$334,012	$19,688	$617,400
Amortization of stock compensation	—	—	—	—	14,483	—	—	14,483
Forfeitures	(78)	—	—	—	(2,014)	—	—	(2,014)
Exercises of stock options and issuance of restricted stock awards	715	1	(22)	1,039	1,240	—	—	2,280
Repurchase of common stock for tax withholding	(16)	—	16	(256)	—	—	—	(256)
Purchase of treasury stock	(834)	—	834	(12,533)	—	—	—	(12,533)
Net income	—	—	—	—	—	10,420	—	10,420
Foreign currency translation, net of tax	—	—	—	—	—	—	(5,335)	(5,335)
Reclassification of cumulative foreign exchange translation adjustments to net income	—	—	—	—	—	—	299	299

Balance—December 31, 2013	88,450	$92	3,212	$(55,964)	$321,532	$344,432	$14,652	$624,744
Amortization of stock compensation	—	—	—	—	14,896	—	—	14,896
Forfeitures	(144)	—	—	—	(2,129)	—	—	(2,129)
Exercises of stock options and issuance of restricted stock awards	853	—	(46)	2,185	(843)	—	—	1,342
Repurchase of common stock for tax withholding	(53)	—	53	(787)	—	—	—	(787)
Purchase of treasury stock	(10,590)	—	10,590	(145,858)	—	—	—	(145,858)
Dividends—Series A preferred stock	—	—	—	—	—	(11,301)	—	(11,301)
Accretion—Series A preferred stock	—	—	—	—	—	(2,735)	—	(2,735)
Adjustment for beneficial conversion feature of Series A preferred stock	—	—	—	—	12,276	—	—	12,276
Net loss	—	—	—	—	—	(4,926)	—	(4,926)
Foreign currency translation, net of tax	—	—	—	—	—	—	(33,004)	(33,004)

Balance—December 31, 2014	78,516	$92	13,809	$(200,424)	$345,732	$325,470	$(18,352)	$452,518
Amortization of stock compensation	—	—	—	—	13,094	—	—	13,094
Forfeitures	—	—	—	—	(1,908)	—	—	(1,908)
Tax shortfall from share-based plans					(2,841)			(2,841)
Exercises of stock options and issuance of restricted stock awards	832	2	(56)	2,698	(836)	—	—	1,864
Repurchase of common stock for tax withholding	(22)	—	22	(261)	—	—	—	(261)
Purchase of treasury stock	(6,475)	—	6,475	(85,926)	—	—	—	(85,926)
Dividends—Series A preferred stock	—	—	—	—	—	(11,833)	—	(11,833)
Accretion—Series A preferred stock	—	—	—	—	—	(2,978)	—	(2,978)
Net loss	—	—	—	—	—	(83,196)	—	(83,196)
Foreign currency translation, net of tax	—	—	—	—	—		(32,561)	(32,561)

Balance—December 31, 2015	72,851	$94	20,250	$(283,913)	$353,241	$227,463	$(50,913)	$245,972

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(83,196)	$(4,926)	$10,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,993	37,413	41,506
Unrealized (gain) loss on foreign exchange, net	(814)	(11,100)	(6,420)
Deferred income taxes	289	829	23,536
Asset impairment charges	15,306	8,827	10,949
Provision for doubtful accounts, net	25,997	12,087	1,930
Share-based compensation	11,236	12,503	11,871
Inventory write-down charges	3,108	7,490	3,419
Non-cash restructuring charges	—	6,413	—
Other non-cash items	4,029	534	1,193
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(15,604)	(15,288)	(17,166)
Inventories	(8,586)	(31,251)	(5,274)
Prepaid expenses and other assets	1,755	21,698	(4,225)
Accounts payable	23,260	(12,106)	(5,740)
Accrued expenses and other liabilities	8,765	(15,824)	14,256
Accrued restructuring	(3,677)	4,859	—
Income taxes	(8,163)	(33,809)	3,209

Cash provided by (used in) operating activities	9,698	(11,651)	83,464
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(12,826)	(15,991)	(40,424)
Proceeds from disposal of property and equipment	(2)	236	250
Cash paid for intangible assets	(5,660)	(41,035)	(28,404)
Change in restricted cash	(139)	(1,202)	(1,180)

Cash used in investing activities	(18,627)	(57,992)	(69,758)
Cash flows from financing activities:
Proceeds from preferred stock offering, net of issuance costs of $0.0 million and $15.8 million, respectively	—	182,220	—
Dividends—Series A preferred stock	(11,900)	(8,234)	—
Proceeds from bank borrowings	—	—	23,375
Repayment of bank borrowings and capital lease obligations	(5,290)	(5,177)	(13,160)
Deferred debt issuance costs	191	(75)	(100)
Deferred offering costs	—	—	(767)
Issuances of common stock	1,864	1,342	2,280
Purchase of treasury stock, net of issuances	(85,926)	(145,858)	(12,533)
Repurchase of common stock for tax withholding	(261)	(787)	(256)
Excess tax benefit from share-based compensation	62	—	—

Cash provided by (used in) financing activities	(101,260)	23,431	(1,161)
Effect of exchange rate changes on cash	(13,982)	(3,420)	10,251

Net increase (decrease) in cash and cash equivalents	(124,171)	(49,632)	22,796
Cash and cash equivalents—beginning of period	267,512	317,144	294,348

Cash and cash equivalents—end of period	$143,341	$267,512	$317,144

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest, net of capitalized interest	$917	$616	$693
Income taxes	$19,923	$33,655	$20,274
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capitalized leases	$20	$—	$61
Accrued purchases of property and equipment	$851	$771	$2,165
Accrued purchases of intangibles	$—	$2,988	$4,742
Intrinsic value of beneficial conversion feature—Series A preferred stock	$—	$12,276	$—
Accrued dividends	$3,000	$3,067	$—
Accretion of dividend equivalents	$2,978	$2,735	$—
Change in assets held for sale	$1,595	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Crocs, Inc. and its subsidiaries (collectively the "Company," "Crocs," "we," "our" or "us") are engaged in the design, development, manufacturing, marketing, and distribution of footwear and accessories for men, women, and children.

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries.

In April 2011, Crocs and an unrelated third party formed Crocs Gulf, LLC ("Crocs Gulf") for the purpose of selling the Company's products in the United Arab Emirates. Crocs has acquired all voting and dividend rights associated with Crocs Gulf and has therefore determined that Crocs Gulf is a wholly owned subsidiary.

Noncontrolling Interests

As of December 31, 2015, all of the Company's subsidiaries were, in substance, wholly owned.

Transactions with Affiliates

The Company receives inventory count services from RGIS, a wholly owned subsidiary of Blackstone which currently owns all of the outstanding shares of Company's Series A convertible preferred stock ("Series A preferred stock"), which is convertible into approximately 15.9% of the Company's common stock. Crocs paid a total of $0.5 million to RGIS for services received during 2015.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Financial Instruments

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01: Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for fiscal years beginning after December 15, 2017. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company's consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17: Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance to simplify the financial statement presentation of deferred income taxes. The new guidance requires an entity to present deferred tax assets and liabilities as non-current in a classified balance sheet. Prior to the issuance of this guidance, deferred tax liabilities and assets were required to be separately classified into a current amount and a non-current amount in the balance sheet. The new guidance represents a change in accounting principle and is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this guidance as of December 31, 2015 and to apply it prospectively. Prior period information was not adjusted. Because the application of this guidance affects the balance sheet classification only, adoption of this guidance did not have a material impact on our consolidated financial statements. As a result, 2015 current deferred tax assets and liabilities have been adjusted by approximately $15.9 million and are now reflected as noncurrent under the new standard.

Inventory

In July 2015, the FASB issued ASU 2015-11: Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Specifically, this standard eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. This standard is effective prospectively after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that this pronouncement will have on its consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. Crocs does not expect this pronouncement will have a material impact on the consolidated financial statements.

Share-Based Payments

In June 2014, the FASB issued ASU 2014-12 in response to the EITF consensus on Issue 13-D. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. This ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. Crocs does not expect this pronouncement will have a material impact on the consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09: Revenue from Contracts with Customers (Topic 606) by the FASB, outlines

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. Crocs is currently evaluating the impact that this pronouncement will have on the condensed consolidated financial statements. Crocs has not yet selected a transition method or determined the effect of the standard on financial reporting once the standard is effective.

Other new pronouncements issued but not effective until after December 31, 2015 are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, sales returns, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, share-based compensation expense, the assessment of lower of cost or market on inventory, useful lives assigned to long-lived assets, depreciation, and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to tax and customs matters and threatened or pending legal proceedings (see Note 17—Commitments & Contingencies and Note 19—Legal Proceedings). Actual results could materially differ from these estimates. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, Crocs recognizes an expense for the estimated loss. If there is the potential to recover a portion of the estimated loss from a third party, Crocs makes a separate assessment of recoverability and reduces the estimated loss if recovery is deemed probable.

Accumulated Other Comprehensive Income

Activity within the accumulated other comprehensive income ("AOCI") balance consists solely of gains and losses resulting from the translation of foreign subsidiary financial statements to the Company's reporting currency. Foreign currency translation resulting in changes to other comprehensive income and related reclassification adjustments are presented net of tax effects on the consolidated statements of other comprehensive income. Foreign currency reclassification adjustments are included within the line item entitled 'Foreign currency transaction loss, net' on the consolidated statements of operations.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value

Fair value is the price that would be received from the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, Crocs considers the principal or most advantageous market in which a hypothetical sale or transfer would take place and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

The fair value hierarchy is made up of three levels of inputs, which may be used to measure fair value:

Level 1—observable inputs such as quoted prices for identical instruments in active markets;

Level 2—observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model derived valuations in which all significant inputs are observable in active markets; and

Level 3—unobservable inputs for which there is little or no market data, which require Crocs to develop its own assumptions. Crocs categorizes fair value measurements within the fair value hierarchy based upon the lowest level of the most significant inputs used to determine such fair value measurement.

Cash equivalents primarily include time deposits and certificates of deposit with original maturities of three months or less. Time deposits and certificates of deposit included in cash equivalents are valued at amortized cost, which approximates fair value. These investments have been classified as a Level 1 measurement.

Derivative financial instruments are required to be recorded at their fair value, on a recurring basis. The fair values of any derivative instruments, should Crocs enter into them, would be determined using a discounted cash flow valuation model. The significant inputs used in the model are readily available in public markets or can be derived from observable market transactions, and therefore, have been classified as Level 2. These inputs are based on the prevailing LIBOR deposit rates and include the applicable exchange rates, forward rates, and discount rates.

The Company's other financial instruments are not required to be carried at fair value on a recurring basis. The carrying value of these financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximates fair value due to their short maturities. The carrying values of capital lease obligations and the line of credit approximate their fair values based on borrowing rates currently available to Crocs, with similar terms.

Inventories and long-lived assets such as property and equipment and intangible assets are also not required to be carried at fair value on a recurring basis. For a discussion of inventory values, see "Inventory Valuation" below. Crocs reviews the carrying amounts of property and equipment and intangible assets when events and circumstances indicate the carrying value of the asset may not be recoverable. For such determination, Crocs generally uses either an income approach with inputs that are mainly unobservable, such as expected future cash flows, or a market approach using observable inputs such as replacement cost or third party appraisals, as appropriate. Estimated future cash flows are based on management's operating budgets and forecasts which take into consideration both observable and unobservable inputs including growth rates, pricing, new markets and other factors expected to affect the business, as well as management's forecasts for inventory, receivables, capital spending, and other cash needs. Crocs considers

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

this type of estimate to be classified as a Level 3 measurement. See Note 9—Fair Value Measurements for further discussion related to fair value measurements.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the date of purchase. Crocs considers receivables from credit card companies to be cash equivalents, if expected to be received within five days.

Accounts Receivable

Accounts receivable represent amounts due from customers. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, and do not bear interest. Crocs uses its best estimate to determine the required allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, economic trends and conditions affecting the Company's customer base and historical collection experience. Specific provisions are recorded for individual receivables when the Company becomes aware of a customer's inability to meet its financial obligations. See Note 13—Allowances for further discussion related to provisions for doubtful accounts, sale returns and allowances, and reserve for unapplied rebates.

Inventory Valuation

Inventories are valued at the lower of cost or market. Inventory cost is determined using the moving average cost method. At least annually, or more frequently if events and circumstances indicate fair value is less than carrying value, Crocs evaluates its inventory for possible impairment. Crocs estimates inventory fair value based on several subjective assumptions including estimated future demand and market conditions, as well as other observable factors such as current sell-through of the Company's products, recent changes in demand for Crocs products, global and regional economic conditions, historical experience selling through liquidation and price discounted channels, and the amount of inventory on hand. If the estimated inventory fair value is less than its carrying value, the carrying value is adjusted to market value and the resulting impairment charge is recorded in 'Cost of sales' on the consolidated statements of operations. See Note 4—Inventories for further discussion related to inventories.

Property and Equipment

Property, equipment, furniture, and fixtures are stated at cost and depreciation is computed using the straight-line method based on the assets estimated useful life, which typically ranges from two to five years. Leasehold improvements are stated at cost and amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Depreciation of manufacturing assets is included in cost of sales on the consolidated statements of operations. Depreciation related to corporate, non-product and non-manufacturing assets is included in 'Selling, general and administrative expenses' on the consolidated statements of operations.

Assets and Liabilities Held for Sale

The Company classifies a disposal group to be sold as held for sale when management approves and commits to a formal plan to actively market a disposal group and expects the sale to close within twelve months. Upon classifying a disposal group as held for sale, the disposal group is recorded at the lower of its

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying amount or its estimated fair value, reduced for selling costs. In determining the fair value of a disposal group, the Company considers both the net book value of the disposal group as a whole and the impact of any related foreign currency translation adjustments recorded within stockholders' equity. Any losses are recognized as asset impairment charges in the Consolidated Statement of Operations. Depreciation expense is no longer recorded for any assets within a disposal group that is classified as held for sale.

The fair value of a disposal group less any selling costs is assessed each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset may not be fully recoverable. Events that may indicate the impairment of a long-lived asset (or asset group, as defined below) include (i) a significant decrease in its market price, (ii) a significant adverse change in the extent or manner in which it is being used or in its physical condition, (iii) a significant adverse change in legal factors or business climate that could affect its value, including an adverse action or assessment by a regulator, (iv) an accumulation of costs significantly in excess of the amount originally expected for its acquisition or construction, (v) its current period operating or cash flow losses combined with historical operating or cash flow losses or a forecast of its cash flows demonstrate continuing losses associated with its use, and (vi) a current expectation that, more likely than not, it will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If such facts indicate a potential impairment of a long-lived asset (or asset group), Crocs assesses the recoverability by determining if its carrying value exceeds the sum of its projected undiscounted cash flows from its use and eventual disposition over its remaining economic life. If the asset's carrying value is not supported, on an undiscounted cash flow basis, the amount of impairment is measured as the difference between the asset's carrying value and its estimated fair value. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. Assets, or groups of assets, to be abandoned or from which no future benefit is expected, are written down to zero in the period it is determined the asset or asset groups will no longer be used, and the assets, or asset groups, are removed entirely from service. An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets involved in Crocs' retail business, the asset group is at the retail store level. See Note 5—Property and Equipment for a discussion of impairment losses recorded during the periods presented.

Intangible Assets

Intangible assets that are determined to have finite lives are amortized over their estimated useful lives on a straight-line basis and are evaluated for impairment when events or circumstances indicate a carrying value may not be fully recoverable. Customer relationships are amortized on a straight-line basis. Intangible assets that are determined to have indefinite lives, such as trade names, are not amortized and are evaluated for impairment at least annually, or more frequently when circumstances imply possible impairment. Recoverability is based on the estimated future undiscounted cash flows of the asset. If the asset is not supported on an undiscounted cash flow basis, the amount of impairment is measured as the difference between its carrying value and its estimated fair value.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amortization of manufacturing intangible assets is included in cost of sales on the consolidated statements of operations. Amortization related to corporate, non-product, and non-manufacturing assets, such as the Company's global information systems, is included in selling, general, and administrative expenses on the consolidated statements of operations. The following table sets forth Crocs' definite lived intangible assets and the periods over which they are amortized.

Intangible Asset Class	Weighted Average Amortization Period
Patents	10 years
Customer relationships	Estimated customer life
Core technology	5 years
Non-competition agreement	Contractual term
Capitalized software	Shorter of 7 years or useful life

Capitalized Software

Crocs capitalizes certain internal and external software acquisition and development costs, including the costs of employees and contractors devoting time to software development projects and external direct costs for materials and services. Initial costs associated with internally-developed-and-used software are expensed until it is determined that the project has reached the application development stage. Once in its development stage, subsequent additions, modifications or upgrades to an internal-use software project are capitalized to the extent that they add functionality. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software primarily consists of Crocs' enterprise resource system software, warehouse management software, and point of sale software. At least annually, Crocs considers the potential impairment of capitalized software by assessing the substantive service potential of the software, as well as changes, if any, in the extent or manner in which the software is used or is expected to be used, and the actual cost of software development or modification compared to expected cost. See Note 6—Goodwill and Intangible Assets for further discussion.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of assets acquired and liabilities assumed in acquisitions. Goodwill is considered an indefinite lived asset and therefore is not amortized. The Company assesses goodwill for impairment annually on the last day of the year, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. See Note 6—Goodwill and Intangible Assets for discussion of goodwill balances and discussion of impairment losses recorded during the periods presented.

Earnings per Share

Basic and diluted earnings per common share ("EPS") is presented using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividend rights and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. A participating security is a security that may participate in undistributed

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

earnings with common stock had those earnings been distributed in any form. The Company's Series A convertible preferred stock issued in 2014 represents participating securities as holders of the Series A preferred stock are entitled to receive any and all dividends declared or paid on common stock on an as-converted basis. In addition, shares of the Company's non-vested restricted stock and restricted stock unit awards are considered participating securities as they represent unvested share-based payment awards containing non-forfeitable rights to dividends. As such, these participating securities must be included in the computation of EPS pursuant to the two-class method on a pro-rata, as-converted basis. Diluted EPS reflects the potential dilution from securities that could share in the Company's earnings. In addition, the dilutive effect of each participating security, if any, is calculated using the more dilutive of the two-class method described above. This method assumes the if-converted method, which assumes conversion to common stock as of the beginning of the reporting date for any security that is more dilutive upon conversion. Anti-dilutive securities are excluded from diluted EPS. See Note 15—Earnings Per Share for further discussion.

Beneficial Conversion Feature

The issuance of the Company's Series A preferred stock generated a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. Crocs recognized the beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A preferred stock. Crocs is accreting the discount over eight years from the date of issuance through the redemption date. Accretion expense is recognized as dividend equivalents over the eight-year period utilizing the effective interest method.

Recognition of Revenues

Revenues are recognized when the customer takes title and assumes risk of loss, collection of related receivables is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title passes on shipment or on receipt by the customer depending on the country in which the sale occurs and the agreement terms with the customer. Allowances for estimated returns and discounts are recognized when the related revenue is recognized.

Shipping and Handling Costs and Fees

Shipping and handling costs are expensed as incurred and are included in 'Cost of sales' in the consolidated statements of operation. Shipping and handling fees billed to customers are included in revenues.

Share-based Compensation

Crocs share-based compensation plans allows stock options, restricted stock, and stock performance awards to be granted to plan participants, which includes certain officers, employees and members of the Company's Board of Directors (the "Board"). Awards granted under these plans are fair valued, and are amortized, net of estimated forfeitures, over the vesting period using the straight-line method. The fair

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value of stock options is calculated by using the Monte Carlo simulation model and the Black Scholes option pricing model, both of which require estimates for expected volatility, expected dividends, the risk-free interest rate, and the term of the option. If any of the assumptions used in these models or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Share-based compensation expense associated with Crocs' manufacturing and retail employees is included in 'Cost of sales' in the consolidated statements of operations. Share-based compensation expense associated with selling, marketing and administrative employees is included 'Selling, general and administrative expenses' on the consolidated statements of operations. Share-based compensation directly associated with the construction or implementation of certain long-term projects for internal use are capitalized to the consolidated balance sheets and will be amortized over the useful life of the assets beginning on the date the asset is placed in service. See Note 12—Equity for additional information related to share-based compensation.

Defined Contribution Plans

Crocs has a 401(k) plan known as the Crocs, Inc. 401(k) Plan (the "Plan"). The Plan is available to Crocs U.S. employees and provides employees with tax deferred salary deductions and alternative investment options. The Plan does not provide employees with the option to invest in the Company's common stock. Employees may contribute up to 75.0% of their salary, subject to certain limitations. The Company matches employees' contributions to the Plan up to a maximum of 4.0% of eligible compensation. The Company's expense related to the matching contributions to the Plan was $6.0 million, $7.1 million and $6.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Advertising

Advertising costs are expensed as incurred and production costs are expensed when the advertising is first run. Total advertising costs reflected in 'Selling, general, and administrative expenses' on the consolidated statement of operations were $58.2 million, $44.7 million and $47.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses were $14.0 million, $16.7 million and $15.4 million for the years ended December 31, 2015, 2014, and 2013, respectively, and are included in 'Selling, general, and administrative expenses' in the consolidated statement of operations.

Foreign Currency Translation and Foreign Currency Transactions

Crocs' reporting currency is the U.S. Dollar. Assets and liabilities of foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Gains and losses generated by transactions denominated in currencies other than the local functional currencies are reflected in the consolidated statement of operations in the period in which they occur and are primarily associated with payables and receivables arising from intercompany transactions.

Derivative Foreign Currency Contracts

Crocs is directly and indirectly affected by fluctuations in foreign currency rates, which may adversely impact its financial performance. To mitigate the potential impact of foreign currency exchange rate risk, Crocs may employ derivative financial instruments including forward contracts and option contracts. Forward contracts are agreements to buy or sell a quantity of a currency at a predetermined future date and at a predetermined rate. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency at a predetermined rate during a period or at a time in the future. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes. Crocs recognizes derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of derivatives not designated or effective as hedges are recorded in 'Foreign currency transaction loss, net' in the consolidated statements of operations. Crocs had no derivative instruments that qualified for hedge accounting during any of the periods presented. See Note 9—Fair Value Measurements and Financial Instruments for further discussion.

Income Taxes

Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. Crocs provides for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. Crocs uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Crocs recognizes interest and penalties related to income tax matters in income tax expense in the consolidated statement of operations. See Note 14—Income Taxes for further discussion.

Taxes Assessed by Governmental Authorities

Taxes assessed by governmental authorities that are directly imposed on a revenue transaction, including value added tax, are recorded on a net basis and are therefore excluded from sales.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVENTORIES

The following table summarizes inventories by major classification as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Finished goods	$162,341	$167,515
Work-in-progress	918	703
Raw materials	4,933	2,794

Total inventories, net	$168,192	$171,012

Inventory Write-down

During the year ended December 31, 2015, Crocs recorded approximately $3.1 million of inventory write-down charges related to inventory with a market value lower than cost, which are reported in 'Cost of sales' in the consolidated statement of operations. During the year ended December 31, 2014, Crocs recorded approximately $11.5 million of inventory write-down charges related to obsolete inventory with a market value lower than cost, of which $4.0 million was reported in the 'Restructuring charges' included in gross margin with the remaining amounts reported in 'Cost of sales' in the consolidated statements of operations. During the year ended December 31, 2013, Crocs recorded approximately $3.4 million of inventory write-down charges related to obsolete inventory with a market value lower than cost. These charges were related to certain obsolete raw materials, footwear, and accessories and are reported in 'Cost of sales' in the consolidated statement of operations.

5. PROPERTY AND EQUIPMENT

The following table summarizes property and equipment by major classification as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Machinery and equipment	$36,864	$48,989
Leasehold improvements	81,593	91,962
Furniture, fixtures and other	23,576	23,818
Assets held for sale(1)	1,595	—
Construction-in-progress	3,512	3,318

Property and equipment, gross(2)	147,140	168,087
Less: Accumulated depreciation(3)	(97,650)	(99,799)

Property and equipment, net	$49,490	$68,288

(1)
This amount represents the South Africa disposal group assets held for sale.

(2)
Includes $0.1 million and $0.2 million of certain equipment held under capital leases and classified as equipment as of December 31, 2015 and 2014, respectively.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT (Continued)

(3)
Includes $0.0 million and $0.1 million of accumulated depreciation related to certain equipment held under capital leases as of December 31, 2015 and 2014, which are depreciated using the straight-line method over the lease term. During the year ended December 31, 2015, approximately $11.0 million of accumulated depreciation was related to assets that were written off or disposed.

During the years ended December 31, 2015, 2014, and 2013, Crocs recorded $16.3 million, $23.2 million, and $24.3 million, respectively, of depreciation expense of which $1.8 million, $1.7 million, and $2.9 million, respectively, was recorded in 'Cost of sales', with the remaining amounts recorded in 'Selling, general and administrative expenses' on the consolidated statements of operations.

The Company recognized a loss on disposals of property and equipment of $1.4 million for the year ended December 31, 2015, and $0.0 million for both years ended December 31, 2014 and 2013, which is included in the 'other income, net' line on the consolidated statement of operations.

Property and Equipment Asset Impairments

Crocs evaluates its long-lived assets for impairment when events or circumstances indicate the carrying value of a long-lived asset may not be fully recoverable. During the years ended December 31, 2015, 2014, and 2013, Crocs recorded $9.6 million, $8.8 million, and $10.6 million, respectively, in impairment charges related to underperforming retail locations that were unlikely to generate sufficient cash flows to fully recover the assets' carrying value over the remaining economic life. During the year ended December 31, 2015, Crocs recorded an additional $5.7 million of impairment charges associated with assets held for sale in South Africa. The following table summarizes these asset impairment charges, by reportable operating segment, for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015				2014		2013
	Impairment Charge		Number of Stores(1)		Impairment Charge	Number of Stores(1)	Impairment Charge	Number of Stores(1)
	(in thousands, except store count data)
Americas	$7,237		27		$4,001	36	$3,861	23
Asia Pacific	6,450	(2)	36	(2)	2,807	14	185	2
Europe	1,584		21		2,019	27	6,565	35

Total asset impairment	$15,271		84		$8,827	77	$10,611	60

(1)
Represents stores with partially and fully depreciated assets.

(2)
Includes $5.7 million of impairment related to assets held for sale in nine South Africa retail locations.

Long-Lived Assets Held for Sale

As of December 31, 2015, the Company reclassified its operations in South Africa as held for sale as management approved and committed to a formal plan to actively market the disposal group and expects the sale to close within the next twelve months. Upon classifying the South Africa disposal group as held for sale, the Company measured the disposal group at the lower of its carrying value or fair value less any costs to sell, resulting in an impairment loss of $5.7 million during the three months ended December 31, 2015.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL & INTANGIBLE ASSETS

The following table summarizes the goodwill and identifiable intangible assets as of December 31, 2015 and 2014:

	December 31, 2015					December 31, 2014
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized software	$162,700	(1)	$(82,596	)(2)	$80,104	$157,615	(1)	$(62,591) (2)	$95,024
Customer relationships	4,016		(4,016)		—	5,945		(5,798)	147
Patents, copyrights, and trademarks	6,892		(5,135)		1,757	6,702		(4,931)	1,771
Core technology(3)	3,498		(3,498)		—	4,170		(4,170)	—
Other	776		(637)		139	698		(636)	62

Total finite lived intangible assets	177,882		(95,882)		82,000	175,130		(78,126)	97,004
Indefinite lived intangible assets(3)	297		—		297	333		—	333
Goodwill(3)	1,973		—		1,973	2,044		—	2,044

Goodwill and intangible assets	$180,152		$(95,882)		$84,270	$177,507		$(78,126)	$99,381

(1)
Includes $4.1 million of software held under a capital lease classified as capitalized software as of each of December 31, 2015 and 2014. During 2013, Crocs began an implementation of a new enterprise resource planning, ("ERP") system, which was placed into service in 2015. As of December 31, 2015 and 2014, Crocs capitalized $4.1 million and $36.1 million, respectively, for costs associated with the development of and added functionality to the ERP system.

(2)
Includes $3.1 million and $2.5 million of accumulated amortization of software held under a capital lease as of December 31, 2015 and 2014, respectively, which is amortized using the straight-line method over the useful life.

(3)
Changes in core technology, goodwill, and indefinite lived intangible assets relate entirely to the impact of foreign currency translation.

During the years ended December 31, 2015, 2014, and 2013, amortization expense recorded for intangible assets with finite lives was $19.7 million, $14.2 million and $17.2 million, respectively, of which $5.8 million, $4.9 million and $6.0 million, respectively, was recorded in 'Cost of sales', with the remaining amounts recorded in 'Selling, general and administrative expenses' on the consolidated statements of operations.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL & INTANGIBLE ASSETS (Continued)

The following table summarizes estimated future annual amortization of intangible assets as of December 31, 2015:

Fiscal years ending December 31,	Amortization (in thousands)
2016	$18,100
2017	16,397
2018	14,513
2019	12,983
2020	10,483
Thereafter	9,524

Total	$82,000

Goodwill Impairment

Crocs assesses goodwill for impairment at the reporting unit level on an annual basis on the last day of the year, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of the goodwill exceeds its implied fair value, Crocs records an impairment loss equal to the difference. During the years ended December 31, 2015 and 2014, Crocs did not record any impairments related to goodwill. During the year ended December 31, 2013, Crocs recorded $0.3 million of goodwill impairment related to the retail channel of the Crocs Benelux B.V. business purchased by Crocs Stores B.V. subsidiary in July 2012. Goodwill and associated impairments are part of the Europe segment.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Accrued compensation and benefits	$20,973	$23,824
Professional services	15,019	16,212
Fulfillment, freight and duties	14,776	12,110
Accrued rent and occupancy	7,639	9,675
Sales/use and VAT tax payable	7,018	5,897
Accrued loss on disposal group(1)	6,743	—
Customer deposits	3,236	3,075
Dividend payable	3,000	3,067
Travel and entertainment liabilities	2,150	199
Accrued legal liabilities	1,971	2,150
Deferred revenue and royalties payable	1,430	2,005
Other(2)	7,880	2,002

Total accrued expenses and other current liabilities	$91,835	$80,216

(1)
This amount represents accrued losses related to the South Africa disposal group held for sale and is inclusive of $6.7 million in foreign currency translation adjustments recorded within stockholders' equity.

(2)
The amounts in 'Other' consist of various accrued expenses, of which no individual item accounted for more than 5% of the total balance as of December 31, 2015 or 2014.

Asset Retirement Obligations

Crocs records a liability equal to the fair value of the estimated future cost to retire an asset, if the liability's fair value can be reasonably estimated. Crocs' asset retirement obligation ("ARO") liabilities are primarily associated with the disposal of property and equipment that the Company is contractually obligated to remove at the end of certain retail and office leases in order to restore the facilities back to original condition as specified in the related lease agreements. Crocs estimates the fair value of these liabilities based on current store closing costs and discounts the costs back as if they were to be performed at the inception of the lease. At the inception of such leases, Crocs records the ARO as a liability and also records a related asset in an amount equal to the estimated fair value of the obligation. The capitalized asset is then depreciated on a straight-line basis over the useful life of the asset. Upon retirement of the ARO liability, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the consolidated statements of operations. Crocs' ARO liability as of December 31, 2015 and 2014 was $2.0 million and $2.2 million, respectively.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. RESTRUCTURING ACTIVITIES

Restructuring

On July 21, 2014, Crocs announced strategic plans for long-term improvement and growth of the business. These plans comprise four key initiatives including: (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure by reducing excess overhead and enhancing the decision making process, and (4) closing retail locations around the world. The initial effects of these plans were incurred in 2014 and were continued throughout 2015. During the years ended December 31, 2015 and 2014, the Company recorded restructuring charges of $8.7 million and $24.5 million, respectively. As of December 31, 2015, Crocs concluded its restructuring efforts.

The following table summarizes restructuring activity during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Severance costs	$5,472	$12,500
Lease / contract exit and related costs	2,623	4,251
Other(1)	633	7,766

Total restructuring charges	$8,728	$24,517

(1)
The amounts in 'Other' consist of various asset and inventory impairment charges prompted by the aforementioned restructuring plan, legal fees and facility maintenance fees.

The following table summarizes the Company's total restructuring charges incurred during the years ended December 31, 2015 and 2014 by reportable segment:

	Year Ended December 31,
	2015	2014
	(in thousands)
Americas	$890	$4,259
Asia Pacific	3,542	7,422
Europe	2,824	3,934
Corporate	1,472	8,902

Total restructuring charges	$8,728	$24,517

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. RESTRUCTURING ACTIVITIES (Continued)

The following table summarizes the Company's accrued restructuring balance and associated activity from December 31, 2014 through December 31, 2015:

	December 31, 2014	Additions	Cash Payments	Adjustments(2)		December 31, 2015
	(in thousands)
Severance costs	$3,154	$5,472	$(8,000)	$		$626
Lease/ contract exit and related costs	1,401	2,623	(3,807)		(217)	—
Other(1)	304	633	(595)			342

Total accrued restructuring	$4,859	$8,728	$(12,402)		$(217)	$968

(1)
Includes expenses related to exiting stores and legal fees.

(2)
Represents reversal of prior year accrual as a result of subleasing an exited facility at a better than anticipated rate.

As of December 31, 2015 and 2014, Crocs had a liability of approximately $1.0 million and $4.9 million, respectively, related to locations already closed and reductions in workforce in accrued restructuring on the consolidated balance sheet.

9. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

GAAP provides for a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. See Note 3—Summary of Significant Accounting Policies for additional detail regarding Crocs' fair value measurement determinations.

As of December 31, 2015 and 2014, Crocs' assets and liabilities subject to fair value measurements consisted of cash equivalents of $7.5 million and $23.3 million, respectively, which are Level 1 assets, and foreign currency derivative liabilities of $0.1 million and $0.0 million, respectively, which are Level 2 assets. The Company's Level 1 assets are classified in the consolidated balance sheets as 'Cash and cash equivalents' and 'Prepaid expenses and other assets' and the Level 2 assets are classified in the consolidated balance sheets as 'Accrued expenses and other liabilities'.

Non-Recurring Fair Value Measurements

The majority of the Company's non-financial instruments, which include inventories, property and equipment, and intangible assets, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment and the carrying value is not recoverable, the carrying value would be adjusted to the lower of its cost or fair value and an impairment charge would be recorded. See Note 5—Property and Equipment and Note 6—Goodwill & Intangible Assets for discussions on impairment charges recorded during the periods presented.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. DERIVATIVE FINANCIAL INSTRUMENTS

Crocs transacts business in various foreign countries and is therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. In general, Crocs enters into foreign currency exchange forward contracts and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. As these derivative instruments do not qualify as hedging instruments under the accounting standards for derivatives and hedging, they are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in 'Foreign currency transaction loss, net' in the consolidated statements of operations. For purposes of the cash flow statement, Crocs classifies the cash flows from derivative instruments at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within 'Cash provided by (used in) operating activities'.

The following table summarizes the notional amounts of outstanding foreign currency exchange contracts as of December 31, 2015 and December 31, 2014. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company's exposure to the foreign currency exchange risks.

	December 31,
	2015	2014
	(in thousands)
Foreign currency exchange forward contracts by currency:
Japanese Yen	$98,390	$44,533
Euro	34,219	134,755
British Pound Sterling	21,859	17,230
South Korean Won	7,981	14,590
Mexican Peso	7,277	13,180
Australian Dollar	6,459	7,913
South African Rand	6,402	4,355
Indian Rupee	5,036	3,356
Canadian Dollar	1,980	3,005
New Taiwan Dollar	1,798	3,229
Swedish Krona	1,655	1,918
Hong Kong Dollar	668	814
Russian Ruble	667	1,838
Singapore Dollar	—	61,887
Chinese Yuan Renminbi	—	5,376
Norwegian Krone	—	917
New Zealand Dollar	—	743
Brazilian Real	—	—

Total notional value, net	$194,391	$319,639

Latest maturity date	January 2016	January 2015

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following table presents the amounts affecting the condensed consolidated statements of operations from derivative instruments and exposure from day-to-day business transactions in various foreign currencies for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Foreign currency gain (loss)	$3,980	$(1,097)	$(17,680)
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards gain (loss)	(7,312)	(3,788)	13,002

Foreign currency transaction loss, net	$(3,332)	$(4,885)	$(4,678)

The line 'Foreign currency transaction loss, net' on the consolidated statements of operations includes both realized and unrealized gains/losses from underlying foreign currency activity and derivative contracts. These gains and losses are reported on a net basis.

11. REVOLVING CREDIT FACILITY & BANK BORROWINGS

Senior Revolving Credit Facility

On December 16, 2011, Crocs entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), with the lenders named therein and PNC Bank, National Association ("PNC"), as a lender and administrative agent for the lenders. On December 27, 2013, Crocs entered into the Third Amendment to Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment, among other things, allowed for the payment of dividends on the Series A preferred stock and permitted the Company to have greater flexibility to repurchase its Common Stock. See Note 16—Series A Preferred Stock for further details regarding the payment of dividends on the Series A preferred stock.

On April 2, 2015, Crocs entered into the Sixth Amendment to Amended and Restated Credit Agreement (the "Sixth Amendment") pursuant to which certain terms of the Credit Agreement were amended. The Sixth Amendment primarily amended certain definitions of the financial covenants to be more favorable to Crocs including (i) setting the minimum fixed charge coverage ratio to 1.00 to 1.00 through December 31, 2015, 1.15 to 1.00 through March 31, 2016 and 1.25 to 1.00 for each quarter thereafter, (ii) setting the leverage ratio to 4.00 to 1.00 through March 31, 2016 and 3.75 to 1.00 for each quarter thereafter, and (iii) reducing the Company's global cash requirement from $100.0 million to $50.0 million.

On September 1, 2015, the Company entered into the Eighth Amendment to Amended and Restated Credit Agreement (the "Eighth Amendment") pursuant to which certain terms of the Credit Agreement were amended. The Eighth Amendment primarily amended certain definitions of the financial covenants to become more favorable to the Company including (i) increasing the exclusion of cash and non-cash charges from the EBITDAR calculation up to $85.0 million, not to exceed $65.0 million with respect to cash charges, (ii) setting the minimum fixed charge coverage ratio to 0.95 to 1.00 for the period ended September 30, 2015, (iii) allowing up to $40.0 million in stock repurchases to be made during the quarter ended September 30, 2015, (iv) suspending stock repurchases if the fixed charge coverage ratio is less than 1.00 to 1.00, and (v) eliminating the administrative agent basket through December 31, 2015.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. REVOLVING CREDIT FACILITY & BANK BORROWINGS (Continued)

On December 24, 2015, the Company entered into the Tenth Amendment to Amended and Restated Credit Agreement (the "Tenth Amendment"), pursuant to which certain terms of the Credit Agreement were amended. The Tenth Amendment primarily: (i) permitted $18.9 million in bad debt write-downs to be added back to EBITDAR, and (ii) increased the other EBITDAR add-back limit from $85.0 million (as permitted by Amendment Eight) to $100.0 million.

On February 18, 2016, the Company entered into the Eleventh Amendment to the Amended and Restated Credit Agreement which primarily: (i) extended the maturity date to February, 2021, (ii) resized the borrowing capacity of the facility to $75.0 million, (iii) amended certain definitions of the financial covenants to become more favorable to the Company, (iv) set the minimum fixed charge coverage ratio to 1.00 to 1.00 for the period ended June 30, 2016 and 1.10 to 1.00 thereafter, (v) set the maximum leverage ratio to 2.50 to 1.00 for the period ended June 30, 2016 and 2.00 to 1.00 thereafter, (vi) allows up to $50.0 million in stock repurchases to be made each fiscal year, subject to certain restrictions, and (vii) limited certain capital expenditures and commitments to an aggregate of $50.0 million per year. The Eleventh Amendment also changed the variable lending rate. For domestic rate loans, including swing loans, the interest rate is equal to a daily base rate plus a margin ranging from 0.50% to 0.75% based on certain conditions. For LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.50% to 1.75% based on certain conditions.

As of December 31, 2015, the Company was not in compliance with the fixed charge coverage ratio and the leverage ratio under the Credit Agreement. On February 18, 2016, the Company received a waiver from the lenders of the financial covenants as of December 31, 2015 and the Company entered into the Eleventh Amendment to Amended and Restated Credit Agreement. The Company anticipates it will be in compliance with its covenants as of March 31, 2016, however, there can be no assurance that the Company will be in compliance at that date.

As of December 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Agreement. As of December 31, 2015 and December 31, 2014, the Company had outstanding letters of credit of $1.3 million and $1.8 million, respectively, which were reserved against the borrowing base under the terms of the Credit Agreement. During the years ended December 31, 2015, 2014, and 2013, Crocs capitalized $0.2 million, $0.1 million, and $0.1 million, respectively, in fees and third party costs which were incurred in connection with the Credit Agreement, as deferred financing costs.

Asia Pacific Revolving Credit Facility

On August 28, 2015, a Crocs subsidiary entered into a revolving credit facility agreement with HSBC Bank (China) Company Limited, Shanghai Branch ("HSBC") as the lender. The revolving credit facility enables Crocs to borrow uncommitted dual currency revolving loan facilities up to RMB 40.0 million, or the USD equivalent, and import facilities up to RMB 60.0 million, or the USD equivalent, with a combined facility limit of RMB 60.0 million. This revolving credit facility supports possible future net working capital needs in China. For loans denominated in USD, the interest rate is 2.1% per annum plus LIBOR for three months or any other period as may be determined by HSBC at the end of each interest period. For loans denominated in RMB, interest equals the one year benchmark lending rate effective on the loan drawdown date set forth by the People's Bank of China with a 10% mark-up and is payable on the maturity date of the related loan. The revolving credit facility is guaranteed by Crocs, Inc. and certain accounts receivables in China are pledged as security under the revolving credit facility. The revolving credit facility can be canceled or suspended at any time at the discretion of the lender and contains provisions requiring Crocs

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. REVOLVING CREDIT FACILITY & BANK BORROWINGS (Continued)

to maintain compliance with certain restrictive covenants. As of December 31, 2015, Crocs had no outstanding borrowings under the revolving credit facility. As of December 31, 2015, the Company has received notification from the lender that the revolving credit facility has been temporarily suspended.

Long-term Bank Borrowings

On December 10, 2012, Crocs entered into a Master Installment Payment Agreement ("Master IPA") with PNC in which PNC financed the Company's recent implementation of a new ERP system, which began in October 2012 and was substantially completed in early 2015. The terms of each note payable, under the Master IPA, consist of a fixed interest rate and payment terms based on the amount borrowed and the timing of activity throughout the implementation of the ERP system. The Master IPA is subject to cross-default, cross-termination, and is coterminous with the Credit Agreement.

As of December 31, 2015 and 2014, Crocs had $6.4 million and $11.6 million, respectively, of debt outstanding under five separate notes payable, of which $4.8 million and $5.3 million, respectively, represents current installments. As of December 31, 2015, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017. As this debt arrangement relates solely to the construction and implementation of an ERP system for use by the entity, interest expense was capitalized to the consolidated balance sheets and amortized over the life of the assets, starting on the January 1, 2015 in-service date. During the years ended December 31, 2015 and 2014, Crocs capitalized $0.0 million and $0.4 million, respectively, in interest expense related to this debt arrangement

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. REVOLVING CREDIT FACILITY & BANK BORROWINGS (Continued)

to the consolidated balance sheets. Interest rates and payment terms are subject to changes as further financing occurs under the Master IPA.

	December 31, 2015
		Unused Borrowing Capacity(2)					Carrying Value(3)
	Weighted Average Interest Rate(1)	Borrowing Currency			U.S.D. Equivalent		December 31, 2015	December 31, 2014
		(in thousands)
Debt obligations
Senior revolving credit facility	LIBOR plus 1.25% - 2.00%		$75,000	(4)	$75,000	(4)	$—	$—
Asia Pacific revolving credit facility	LIBOR plus 2.10%	RMB	—	(5)	—	(5)	—	—
Long-term bank borrowings	2.63%						6,375	11,646

Total					$75,000		6,375	11,646

Capital lease obligations							24	23

Total debt and capital lease obligations							$6,399	$11,669

Current maturities							$4,772	$5,288
Long-term debt and capital lease obligations							$1,627	$6,381

(1)
Carrying value represents the weighted average interest rate in effect at December 31, 2015 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of the derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect Crocs' overall cost of borrowing.

(2)
Unused borrowing capacity represents the maximum available under the applicable facility at December 31, 2015 without regard to covenant compliance calculations or other conditions precedent to borrowing.

(3)
As the interest rate of each credit agreement is variable, typically based on the daily LIBOR rates plus an additional margin, the estimated fair value of each debt instrument approximates its carrying value.

(4)
On February 18, 2016, the Company entered into the Eleventh Amendment to the Amended and Restated Credit Agreement, which extended the maturity date to February 2021, resized the borrowing capacity of the facility to $75.0 million, and amended certain definitions of the financial covenants to become more favorable to the Company.

(5)
As of December 31, 2015, Crocs received notification that the Asia Pacific revolving credit facility had been temporarily suspended.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. REVOLVING CREDIT FACILITY & BANK BORROWINGS (Continued)

The maturities of the Company's debt obligations as of December 31, 2015 are presented below:

December 31, 2015
(in thousands)
Maturities of debt and capital lease obligations
2016	$4,772
2017	1,616
2018	4
Thereafter	7

Total principal debt maturities	$6,399

Current portion	$4,772

Noncurrent portion	$1,627

As of December 31, 2015 and 2014, the fair value of the Company's debt instruments approximates their reported carrying amounts.

12. EQUITY

Equity Incentive Plans

On August 15, 2005, the Company adopted the 2005 Equity Incentive Plan (the "2005 Plan"), which permitted the issuance of up to 14.0 million common shares in connection with the grant of non-qualified stock options, incentive stock options, and restricted stock to eligible employees, consultants, and members of the Board. As of December 31, 2015 and 2014, 0.5 million and 0.6 million stock options, respectively, were outstanding under the 2005 Plan. Following the adoption of the 2007 Equity Incentive Plan (the "2007 Plan"), described below, no additional grants were made under the 2005 Plan.

On July 9, 2007, the Company adopted and on June 28, 2011 the Company amended the 2007 Plan, which increased the allowable number of shares of common stock reserved for issuance under the 2007 Plan from 9.0 million to 15.3 million (subject to adjustment for future stock splits, stock dividends, and similar changes in the Company's capitalization) in connection with the grant of non-qualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, common stock, or any other share-based award to eligible employees, consultants, and members of the Board. As of December 31, 2015 and 2014, 3.5 million and 3.1 million shares of common stock, respectively, were issuable under the 2007 Plan pursuant to outstanding stock options and RSUs. Following the adoption of the 2015 Equity Incentive Plan (the "2015 Plan"), described below, no additional grants will be made under the 2007 Equity Incentive Plan.

On June 8, 2015, the Company adopted the 2015 Plan. Shares reserved and authorized for issuance under the Plan consist of 7,000,000 shares, plus up to 1,192,777 shares available for issuance under the Company's 2007 Plan as of June 8, 2015, plus up to 4,916,835 shares subject to outstanding awards under the 2007 Plan that are cancelled or forfeited after the effective date of the 2015 Plan. Shares in the 2015 Plan are subject to adjustment for future stock splits, stock dividends, and similar changes in Crocs' capitalization in connection with the grant of non-qualified stock options, incentive stock options,

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY (Continued)

restricted stock, restricted stock units, stock appreciation rights, performance units, common stock, or any other share-based award to eligible employees, consultants, and members of the Board.

Restricted stock awards and units generally vest annually on a straight-line basis over three or four years depending on the terms of the award agreement.

Stock Option Activity

The following table summarizes stock option activity for the years ended December 31, 2015, 2014, and 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2012	2,621,686	$13.03	5.55	$11,373
Granted	177,000	$15.62
Exercised	(333,395)	$6.84
Forfeited or expired	(360,139)	$18.18

Outstanding as of December 31, 2013	2,105,152	$13.34	4.86	$10,790
Granted	119,000	$14.22
Exercised	(265,675)	$5.05
Forfeited or expired	(262,347)	$21.02

Outstanding as of December 31, 2014	1,696,130	$13.52	3.88	$4,435
Granted	35,000	$13.52
Exercised	(284,791)	$6.54
Forfeited or expired	(150,590)	$21.82

Outstanding as of December 31, 2015	1,295,749	$14.09	2.83	$1,261

Exercisable at December 31, 2015	1,159,445	$14.06	2.21	$1,261

Vested and expected to vest at December 31, 2015	1,295,749	$14.09	2.78	$1,261

During the years ended December 31, 2015, 2014, and 2013, options issued were valued using the Black Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	43%	44% - 50%	50 - 64%
Dividend yield	—	—	—
Risk-free interest rate	1.50% - 1.72%	1.41% - 1.71%	0.81% - 1.62%
Expected life (in years)	4.00	4.00	4.00

The weighted average computed value of options granted during the years ended December 31, 2015, 2014, and 2013 was approximately $4.74, $5.35, and $7.33, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $1.7 million, $2.7 million,

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY (Continued)

and $2.8 million, respectively. During the years ended December 31, 2015 and 2014, Crocs received $1.9 million and $1.3 million in cash in connection with the exercise of stock options with no income tax benefit due to the Company's use of ASC 740—'Income Taxes' (with-and-without approach) ("ASC 740") ordering for purposes of determining when excess benefits have been realized (see Note 14—Income Taxes). The total grant date fair value of stock options vested during the years ended December 31, 2015, 2014, and 2013 was $0.7 million, $0.8 million, and $1.2 million, respectively.

As of December 31, 2015, Crocs had $0.7 million of total unrecognized share-based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted average period of 2.52 years.

Stock options under both the 2005 Plan and the 2007 Plan generally vest ratably over four years with the first year vesting at the end of the first year, followed by monthly vesting for the remaining three years.

Restricted Stock Awards and Units

From time to time, Crocs grants restricted stock awards ("RSAs") and restricted stock units ("RSUs") to its employees. RSAs and RSUs generally vest over three or four years, depending on the terms of the grant. Unvested RSAs have the same rights as those of common shares including voting rights and non-forfeitable dividend rights. However, ownership of unvested RSAs cannot be transferred until they are vested. An unvested RSU is a contractual right to receive a share of common stock only upon its vesting. RSUs have dividend equivalent rights which accrue over the term of the award and are paid if and when the RSUs vest, but they have no voting rights.

Crocs typically grants time-based RSUs and performance-based RSUs. Time-based RSUs are typically granted on an annual basis to certain non-executive employees and vest in three annual installments on a straight-line basis beginning one year after the grant date. During the years ended December 31, 2015, 2014, and 2013, the Board approved grants of 0.4 million, 0.3 million, and 0.4 million RSUs to certain non-executives. Performance-based RSUs are typically granted on an annual basis to certain executive

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY (Continued)

employees and consist of a time-based and performance-based component. The following represents the vesting schedule of performance-based RSUs granted during the year ended December 31, 2015:

Performance Vested RSUs
Time Vested RSUs	Performance Goals By Weight	Potential Award	Further Time Vesting
Vest in 3 annual installments beginning one year after the date of grant	Weight 50% - Achievement of at least 85% of a one-year Earnings Before Interest and Taxes ("EBIT") performance target	Executive may earn from 0% to 200% of the performance-based RSUs based on the level of achievement of the performance goal	1/3 of the earned RSUs vest upon certification of achievement by the Compensation Committee and 2/3 vest equally on the one- and two-year anniversary of the certification date
Weight 30% -
	Achievement of at least 85% of a one-year revenue performance target	Executive may earn from 0% to 200% of the performance-based RSUs based on the level of achievement of the performance goal	1/3 of the earned RSUs vest upon certification of achievement by the Compensation Committee and 2/3 vest equally on the one-and two-year anniversary of the certification date
Weight 20% -
	Achievement of at least 80% of a one-year free cash flow performance target	Executive may earn from 0% to 200% of the performance-based RSUs based on the level of achievement of the performance goal	1/3 of the earned RSUs vest upon certification of achievement by the Compensation Committee and 2/3 vest equally on the one- and two-year anniversary of the certification date

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY (Continued)

The following represents the vesting schedule of performance-based RSUs granted during the year ended December 31, 2014:

Performance Vested RSUs (50% of Award)
Time Vested RSUs (50% of Award)	Performance Goals—each weighted 50%	Potential Award	Further Time Vesting
Vest in 3 annual installments beginning one year after the date of grant	Achievement of at least 70% of a one-year cumulative earnings per share performance goal	Executive may earn from 50% to 200% of the target number of RSUs based on the level of achievement of the performance goal	Earned RSUs vest 50% upon satisfaction of performance goal and 50% on the one-year anniversary of the end of the performance period
	Achievement of at least 90% of a one-year revenue performance goal	Executive may earn from 50% to 200% of the target number of RSUs based on the level of achievement of the performance goal	Earned RSUs vest 50% upon satisfaction of performance goal and 50% on the one-year anniversary of the end of the performance period

The following represents the vesting schedule of performance-based RSUs granted during the years ended December 31, 2013:

Performance Vested RSUs (50% of Award)
Time Vested RSUs (50% of Award)	Performance Goal	Potential Award	Further Time Vesting
Vest in 3 annual installments beginning one year after the date of grant	Achievement of at least 70% of a two-year cumulative earnings per share performance goal	Executive may earn from 50% to 200% of the target number of RSUs based on the level of achievement of the performance goal	Earned RSUs vest 50% upon satisfaction of performance goal and 50% one year later

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY (Continued)

During the years ended December 31, 2015, 2014, and 2013, the Board approved the grant of 1.5 million, 0.9 million, and 0.9 million, respectively, RSUs or RSAs to certain executives as part of a performance incentive program.

The following table summarizes RSA and RSU activity during the years ended December 31, 2015, 2014, and 2013:

	Restricted Stock Awards			Restricted Stock Units
	Shares		Weighted Average Grant Date Fair Value	Units		Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	355,509		$13.37	1,414,661		$20.61
Granted	21,590		$16.56	1,637,114		$14.96
Vested	(89,006)	(1)	$14.81	(329,542)	(1)	$21.52
Forfeited	(77,603)		$12.46	(756,566)		$14.71

Unvested at December 31, 2013	210,490		$13.43	1,965,667		$16.50
Granted	9,973		$15.04	1,749,993		$16.05
Vested	(68,420)	(1)	$15.03	(541,888)	(1)	$17.64
Forfeited	(144,555)		$12.67	(1,176,301)		$16.51

Unvested at December 31, 2014	7,488		$15.61	1,997,471		$15.78
Granted	15,987		$15.01	2,866,562		$10.14
Vested	(15,480)	(1)	$15.30	(505,025)	(1)	$16.20
Forfeited	(1,328)		$15.00	(1,270,630)		$14.14

Unvested at December 31, 2015	6,667		$15.00	3,088,378		$10.75

(1)
The RSAs vested during the years ended December 31, 2015, 2014, and 2013 consisted entirely of time-based awards. The RSUs vested during the year ended December 31, 2015 consisted of 67,893 performance-based awards and 437,132 time-based awards. The RSUs vested during the year ended December 31, 2014 consisted of 30,946 performance-based awards and 510,942 time-based awards. The RSUs vested during the year ended December 31, 2013 consisted of 52,288 performance-based awards and 277,254 time-based awards.

The total grant date fair value of RSAs vested during the years ended December 31, 2015, 2014, and 2013 was $0.2 million, $1.0 million, and $1.3 million, respectively. As of December 31, 2015, Crocs had $0.1 million of total unrecognized share-based compensation expense related to non-vested restricted stock awards, net of expected forfeitures, all of which was related to time-based awards. As of December 31, 2015, the unvested RSAs are expected to be amortized over the remaining weighted average period of 0.44 years.

The total grant date fair value of RSUs vested during the years ended December 31, 2015, 2014, and 2013 was $8.2 million, $9.6 million and $7.1 million, respectively. As of December 31, 2015, Crocs had $18.5 million of total unrecognized share-based compensation expense related to unvested restricted stock units, net of expected forfeitures, of which $5.7 million is related to performance-based awards and $12.8 million is related to time-based awards. As of December 31, 2015, the unvested RSUs are expected to be amortized over the remaining weighted average period of 1.84 years, which consists of a remaining

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY (Continued)

weighted average period of 1.73 years related to performance-based awards and a remaining weighted average period of 1.95 years related to time-based awards.

Share-based Compensation

During the years ended December 31, 2015, 2014, and 2013, Crocs recorded $11.2 million, $12.7 million, and $12.5 million, respectively, of pre-tax share-based compensation expense of which $0.0 million, $0.2 million, and $0.7 million, respectively, related solely to the construction and implementation of the Company's ERP, which was capitalized to the consolidated balance sheets and amortized over the useful life of the software beginning on the January 1, 2015 in-service date.

Appointment of CFO

On November 4, 2015, the Board appointed Carrie Teffner as Executive Vice President and Chief Financial Officer, effective December 16, 2015. In connection with her appointment, Ms. Teffner resigned as a member of the Board and now serves as the Company's principal financial officer and principal accounting officer.

Upon the commencement of her employment, Ms. Teffner was granted a time-vesting RSU award representing the right to receive shares of the Company's common stock equal to $1,000,000, based on a 30-day weighted-average stock price as of the date Ms. Teffner's appointment was publicly announced. RSUs will vest in three annual installments beginning on the first anniversary of her start date, subject to her continued employment with the Company as of each vesting date.

In addition, Ms. Teffner was granted a performance-vesting RSU award, representing the right to receive shares of the Company's common stock equal to $1,000,000, based on a 30-day weighted-average stock price as of the date Ms. Teffner's appointment was publicly announced. The RSUs vest based on the achievement of certain share price levels on or before the fourth anniversary of her start date, subject to continued employment with the Company.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ALLOWANCES

The changes in the allowance for doubtful accounts, inclusive of unapplied rebate reserves, and reserve for sales returns and allowances for the years ended December 31, 2015, 2014, and 2013, are as follows:

Consolidated reserves and allowances

	Allowance for doubtful accounts	Reserve for sales returns and allowances	Reserve for unapplied rebates	Total
	(in thousands)
Beginning balance at December 31, 2012	$(3,441)	$(7,086)	$(2,788)	$(13,315)
Reduction in revenue	—	(55,784)	(5,420)	(61,204)
Expense	(1,930)	—	—	(1,930)
Recoveries, applied amounts, and write-offs	1,715	57,460	6,761	65,936

Ending balance at December 31, 2013	(3,656)	(5,410)	(1,447)	(10,513)
Reduction in revenue	—	(69,834)	(5,397)	(75,231)
Expense	(12,087)	—	—	(12,087)
Recoveries, applied amounts, and write-offs	2,134	68,030	(4,725)	65,439

Ending balance at December 31, 2014	(13,609)	(7,214)	(11,569)	(32,392)
Reduction in revenue	—	(71,649)	(11,106)	(82,755)
Expense	(26,225)	—	—	(26,225)
Recoveries, applied amounts, and write-offs	3,466	74,224	14,318	92,008

Ending balance at December 31, 2015	$(36,368)	$(4,639)	$(8,357)	$(49,364)

During the year ended December 31, 2015, Crocs had multiple China distributors default on their payment obligations. As a result, the Company reassessed the collectability of its accounts receivable balances for its China operations and concluded that a significant increase in the allowance for doubtful accounts was required. Accordingly, Crocs has increased its China allowance for doubtful accounts by $23.2 million, resulting in total allowances in China of $36.4 million and $21.1 million as of December 31, 2015 and 2014, respectively. The Company's net accounts receivable balance for its China operations as of December 31, 2015 and 2014 was $5.1 million and $17.5 million, respectively.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ALLOWANCES (Continued)

The changes in the allowance for doubtful accounts, inclusive of unapplied rebate reserves, and reserves for sale returns and allowances related to China operations for the years ended December 31, 2015, 2014, and 2013, are as follows:

China reserves and allowances

	Allowance for doubtful accounts	Reserve for sales returns and allowances	Reserve for unapplied rebates	Total
	(in thousands)
Beginning balance at December 31, 2012	$(77)	$(87)	$(2,865)	$(3,029)
Reduction in revenue	—	(2,371)	—	(2,371)
Expense	37	—	—	37
Recoveries, applied amounts, and write-offs	16	2,233	1,814	4,063

Ending balance at December 31, 2013	(24)	(225)	(1,051)	(1,300)
Reduction in revenue	—	(6,921)	—	(6,921)
Expense	(8,552)	—	—	(8,552)
Recoveries, applied amounts, and write-offs	136	3,103	(7,572)	(4,333)

Ending balance at December 31, 2014	(8,440)	(4,043)	(8,623)	(21,106)
Reduction in revenue	—	(7,769)	(3,511)	(11,280)
Expense	(23,163)	—	—	(23,163)
Recoveries, applied amounts, and write-offs	1,315	11,618	6,172	19,105

Ending balance at December 31, 2015	$(30,288)	$(194)	$(5,962)	$(36,444)

As of December 31, 2015 and 2014, China operations accounted for $41.6 million and $38.6 million, respectively, of the Company's total gross accounts receivable balances, of which $38.2 million and $36.9 million, respectively, were past due. As of December 31, 2015 and 2014, China operations had total accounts receivable reserves of $36.4 million and $21.1 million, respectively, associated with these receivables.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES

The following table sets forth income before taxes and the expense for income taxes for the years ended December 31, 2015, 2014, and 2013:

	December 31,
	2015	2014	2013
	(in thousands)
Income (loss) before taxes:
U.S.	$(83,537)	$(34,622)	$(7,818)
Foreign	8,793	26,073	67,777

Total income (loss) before taxes	(74,744)	(8,549)	59,959

Income tax expense:
Current income taxes
U.S. federal	480	(12,049)	3,311
U.S. state	195	(23)	355
Foreign	7,488	7,620	22,337

Total current income taxes	8,163	(4,452)	26,003
Deferred income taxes:
U.S. federal	(3,902)	400	14,968
U.S. state	(118)	236	3,639
Foreign	4,309	193	4,929

Total deferred income taxes	289	829	23,536

Total income tax expense (benefit)	$8,452	$(3,623)	$49,539

The following table sets forth income reconciliations of the statutory federal income tax rate to actual rates based on income or loss before income taxes for the years ended December 2015, 2014, and 2013:

	December 31,
	2015		2014		2013
	(in thousands)
Federal income tax rate	$(26,160)	35.0%	$(2,992)	35.0%	$20,781	35.0%
State income tax rate, net of federal benefit	(543)	0.7	2,598	(30.4)	(373)	(0.6)
Effect of rate differences	(3,678)	4.9	5,317	(62.2)	(28,671)	(47.9)
Non-deductible / Non-taxable items	(2,181)	2.9	(9,904)	115.8	2,231	3.4
Change in valuation allowance	10,892	(14.5)	5,370	(62.8)	21,370	35.6
U.S. tax on foreign earnings	32,879	(43.9)	6,620	(77.4)	22,877	38.2
Uncertain tax positions	(3,952)	5.3	(25,172)	294.4	4,091	6.8
Audit settlements	1,167	(1.6)	13,448	(157.3)	3,035	5.1
Non-deductible write-off of intercompany debt	—	—	—	—	1,114	1.9
Non-deductible impairment	—	—	—	—	2,118	3.5
Write-off of income tax receivable	—	—	1,577	(18.4)	—	—
Other	28	(0.1)	(485)	5.7	966	1.6

Effective income tax rate	$8,452	(11.3)%	$(3,623)	42.4%	$49,539	82.6%

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

The following table sets forth deferred income tax assets and liabilities as of December 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Current deferred tax assets:
Accrued expenses	$—	$13,217
Unrealized loss on foreign currency	—	342
Other	—	—
Valuation allowance	—	(7,008)

Total current deferred tax assets(1)	$—	$6,551

Current deferred tax liabilities:
Unremitted earnings of foreign subsidiary	$—	$(14,186)
Other	—	(44)

Total current deferred tax liabilities(1)	$—	$(14,230)

Non-current deferred tax assets:
Stock compensation expense	$7,142	$9,760
Long-term accrued expenses	26,114	6,773
Net operating loss and charitable contribution carryovers	22,518	20,047
Intangible assets	4,725	1,517
Property and equipment	—	12,097
Future uncertain tax position offset	456	445
Unrealized loss on foreign currency	466	—
Foreign tax credit	27,109	6,259
Other	5,548	1,207
Valuation allowance	(56,572)	(40,273)

Total non-current deferred tax assets	$37,506	$17,832

Non-current deferred tax liabilities:
Unremitted earnings of foreign subsidiary	$(24,572)	$—
Property and equipment	(6,432)	—

Total non-current deferred tax liabilities	$(31,004)	$—

(1)
In November 2015, the FASB issued guidance to simplify the financial statement presentation of deferred income taxes. The new guidance requires an entity to present deferred tax assets and liabilities as non-current in a classified balance sheet. Prior to the issuance of this guidance, deferred tax liabilities and assets were required to be separately classified into a current amount and a non-current amount in the balance sheet. The new guidance represents a change in accounting principle and is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this guidance as of December 31, 2015 and to apply it prospectively. Prior period information was not adjusted. Because the application of this guidance affects the balance sheet classification only, adoption of this guidance did not have a material impact on our consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

As of December 31, 2015, U.S. income and foreign withholding taxes have not been provided on for approximately $249.3 million of unremitted earnings of subsidiaries operating outside of the U.S. These earnings are estimated to represent the excess of the financial reporting over the tax basis in Crocs' investments in those subsidiaries. These earnings, which are considered to be indefinitely reinvested, would become subject to U.S. income tax if they were remitted to the U.S. The amount of unrecognized deferred U.S. income tax liability on the unremitted earnings has not been determined because the hypothetical calculation is not practicable.

Crocs maintains a valuation allowance of $56.5 million on certain deferred tax assets in various tax jurisdictions for which the Company believes it is not more-likely-than-not to realize, and relate primarily to state and foreign net operation losses and other tax attributes across all jurisdictions.

As a result of certain accounting realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity would be increased by $18.2 million if and when such deferred tax assets are ultimately realized. Crocs applies ASC 740 with-and-without ordering for purposes of determining when excess tax benefits have been realized.

The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits during the years ended December 31, 2015, 2014, and 2013:

	December 31,
	2015	2014	2013
	(in thousands)
Unrecognized tax benefit—January 1	$8,444	$31,616	$31,900
Gross increases—tax positions in prior period	643	7	572
Gross decreases—tax positions in prior period	(385)	(3,711)	(2,086)
Gross increases—tax positions in current period	549	904	3,743
Settlements	(4,126)	(20,210)	(2,291)
Lapse of statute of limitations	(168)	(162)	(222)

Unrecognized tax benefit—December 31	$4,957	$8,444	$31,616

Unrecognized tax benefits of $5.0 million, $8.4 million and $31.6 million as of December 31, 2015, 2014, and 2013, respectively, if recognized, would reduce the annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

The Company also recorded a net benefit of $2.8 million related to increases in 2015 unrecognized tax benefits, net of amounts effectively settled under audit in several major jurisdictions including Japan and Finland. Although the timing of the resolution, settlement, and closure of any audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining that are subject to examination, Crocs is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

As it relates to the impact of uncertain tax positions on the rate reconciliation, the primary impact includes audit settlements, net increases in position changes (both are noted as part of the tax position tabular disclosure), and accrued interest expense. The gross impact of positions effectively settled are disclosed

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

separately as audit settlements. The net benefit related to audit settlements is not expected to recur in future periods. Note that the interest component, while carried as a liability on the balance sheet and recorded as a component of tax expense, is excluded from the tabular disclosure pursuant to the guidance under ASC 740-10-50.

Interest and penalties related to income tax liabilities are included in income tax expense in the consolidated statement of operations. For the years ended December 31, 2015, 2014 and 2013, Crocs recorded approximately $0.2 million, $0.8 million and $0.6 million, respectively, of penalties and interest. During the year ended December 31, 2015, Crocs released $0.6 million of interest from settlements, lapse of statutes, and change in certainty. The cumulative accrued balance of penalties and interest was $0.5 million, $0.9 million and $5.0 million, as of December 31, 2015, 2014 and 2013, respectively.

The following table sets forth the tax years subject to examination for the major jurisdictions where the Company conducts business as of December 31, 2015:

Netherlands	2008 to 2015
Canada	2008 to 2015
Japan	2009 to 2015
China	2007 to 2015
Singapore	2011 to 2015
United States	2011 to 2015

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to two years after formal notification to the states.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EARNINGS PER SHARE

The following table illustrates the basic and diluted earnings (loss) per share ("EPS") computations for the years ended December 31, 2015, 2014, and 2013. See Note 3—Summary of Significant Accounting Policies for additional detail regarding the Company's EPS calculations.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Numerator
Net income (loss) attributable to common stockholders	$(98,007)	$(18,962)	$10,420
Less: adjustment for income allocated to participating securities	—	—	(36)

Net income (loss) attributable to common stockholders—basic and diluted	$(98,007)	$(18,962)	$10,384

Denominator
Weighted average common shares outstanding—basic	75,604	85,140	87,989
Plus: dilutive effect of stock options and unvested restricted stock units	—	—	1,100

Weighted average common shares outstanding—diluted	75,604	85,140	89,089

Net income (loss) attributable per common share:
Basic	$(1.30)	$(0.22)	$0.12
Diluted	$(1.30)	$(0.22)	$0.12

Diluted EPS is calculated using the two-class method for options and RSUs and the if-converted method for Series A preferred stock. For the years ended December 31, 2015, 2014, and 2013, 2.1 million, 2.0 million, and 1.0 million options and RSUs, respectively, were excluded in the calculation of diluted EPS under the two-class method because the effect would be anti-dilutive. The Series A preferred shares were excluded in the calculation of diluted EPS under the if-converted method because the effect would be anti-dilutive. If converted, Series A preferred stock would represent approximately 15.9% of the Company's common stock outstanding or 13.8 million additional common shares, as of December 31, 2015. See Note 16—Series A Preferred Stock for further details regarding the preferred share offering.

Stock Repurchase Plan Authorizations

Crocs continues to evaluate options to maximize the returns on its cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of common stock. On December 26, 2013, Crocs' Board approved the repurchase of up to $350.0 million of the Company's common stock. The number, price, structure, and timing of the repurchases will be at the Company's sole discretion and future repurchases will be evaluated by the Company depending on market conditions, liquidity needs, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate Crocs to acquire any particular amount of its common stock. The Board may suspend, modify or terminate the repurchase program at any time without prior notice.

During the year ended December 31, 2015, Crocs repurchased approximately 6.5 million shares at a weighted average price of $13.24 per share for an aggregate price of approximately $85.9 million, including related commission charges, under the publicly announced repurchase plan. During the year ended

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EARNINGS PER SHARE (Continued)

December 31, 2014, Crocs repurchased approximately 10.6 million shares at a weighted average price of $13.75 per share for an aggregate price of approximately $145.6 million, excluding related commission charges. As of December 31, 2015, subject to certain restrictions on repurchases under the Company's revolving credit facility, Crocs had $118.7 million remaining under the repurchase authorizations.

16. SERIES A PREFERRED STOCK

On January 27, 2014, Crocs issued 200,000 shares of Series A preferred stock to Blackstone Capital Partners VI L.P. ("Blackstone") and certain of its permitted transferees, for an aggregate purchase price of $198.0 million, or $990.00 per share, pursuant to an Investment Agreement between Crocs and Blackstone, dated December 28, 2013 (as amended, the "Investment Agreement"). In connection with the issuance of the Series A preferred stock, Crocs received proceeds of $182.2 million after deducting the issuance discount of $2.0 million and direct and incremental expenses of $15.8 million including financial advisory fees, closing costs, legal expenses, and other offering-related expenses.

Participation Rights and Dividends

The Series A preferred stock ranks senior to the Company's common stock with respect to dividend rights and rights on liquidation, winding-up, and dissolution. The Series A preferred stock has a stated value of $1,000 per share, and holders of Series A preferred stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum. If Crocs fails to make timely dividend payments, the dividend rate will increase to 8% per annum until such time as all accrued but unpaid dividends have been paid in full. Holders of Series A preferred stock are entitled to receive dividends declared or paid on the Company's common stock and are entitled to vote together with the holders of the Company's common stock as a single class, in each case, on an as-converted basis. As of December 31, 2015 and 2014, Crocs had accrued dividends of $3.0 million and $3.1 million, respectively on the consolidated balance sheets, which were paid in cash to holders of the Series A preferred stock on January 4, 2016 and January 2, 2015, respectively. Holders of Series A preferred stock have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

Conversion Features

The Series A preferred stock is convertible at the option of the holders at any time after the closing into shares of common stock at an implied conversion price of $14.50 per share, subject to adjustment. At the Company's election, all or a portion of the Series A preferred stock will be convertible into the relevant number of shares of common stock on or after the third anniversary of the closing, if the closing price of the common stock equals or exceeds $29.00 for 20 consecutive trading days. The Series A preferred stock is convertible into 13,793,100 shares of common stock based on the conversion rate in place as of December 31, 2015. The conversion rate is subject to the following customary anti-dilution and other adjustments:

(1)
The occurrence of common stock dividends or distributions, stock splits or combinations, and equity reclassifications.

(2)
The distribution of rights, options, or warrants to all holders of common stock entitling them to purchase shares of common stock at a price per share that is less than the closing price of the Company's common stock.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SERIES A PREFERRED STOCK (Continued)

(3)
Pursuant to a tender offer or exchange offer to purchase outstanding shares of common stock for consideration valued at an amount greater than the closing price of the Company's common stock.

(4)
If the Company distributes evidences of its indebtedness, assets, other property or securities or rights, options or warrants to acquire its capital stock.

(5)
If the Company has any stockholder rights plan in effect with respect to the common stock on the date of conversion, upon conversion of the Series A preferred stock, the holder will also receive (in addition to the common stock pursuant to the conversion) the rights under such rights plan, unless those rights (a) become exercisable before the conversion of the Series A preferred stock, or (b) are separated from the common stock (each a "Trigger Event"). Upon the occurrence of a Trigger Event, the Series A preferred stock conversion rate will be adjusted in accordance with (1) or (2) described above.

(6)
If the Company issues shares of common stock (or other instruments convertible into common stock) for valuable consideration, the conversion price is adjusted if (a) the offering price is less than the conversion price and (b) if the offering is at a price less than the fair market value of the Company's common stock on the date of issuance.

Redemption Features

At any time after the eighth anniversary of the closing, Crocs will have the right to redeem and the holders of the Series A preferred stock will have the right to require Crocs to repurchase all or any portion of the Series A preferred stock at 100% of the stated value thereof plus all accrued and unpaid dividends. Upon certain change of control events involving the Company, the holders can require Crocs to repurchase the Series A preferred stock at 101% of the stated value thereof plus all accrued and unpaid dividends.

In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, redemption features, which are not solely within the control of the issuer, are required to be presented outside of permanent equity on the consolidated balance sheets. Under the Investment Agreement and as noted above, the holder has the option to redeem the Series A preferred stock any time after January 27, 2022 or upon a change in control. As such, the Series A preferred stock is presented in temporary or mezzanine equity on the consolidated balance sheets and will be accreted up to the stated redemption value of $203.0 million using an appropriate accretion method over a redemption period of eight years, as this represents the earliest probable date at which the Series A preferred stock will become redeemable.

17. COMMITMENTS AND CONTINGENCIES

Rental Commitments and Contingencies

Crocs rents space for its retail stores, offices, warehouses, vehicles, and equipment under operating leases expiring at various dates through 2033. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the lease term beginning on the lease inception

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. COMMITMENTS AND CONTINGENCIES (Continued)

date. Deferred rent is included in the consolidated balance sheets in 'Accrued expenses and other current liabilities.'

Fiscal years ending December 31,
2016	$77,127
2017	57,258
2018	46,928
2019	37,621
2020	33,587
Thereafter	105,310

Total minimum lease payments(1)	$357,831

(1)
Minimum lease payments have not been reduced by minimum sublease rentals of $0.2 million due in the future under non-cancelable subleases. They also do not include contingent rentals, which may be paid under certain retail leases on a basis of percentage of sales in excess of stipulated amounts.

The following table summarizes the composition of rent expense under operating leases for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Minimum rentals(1)	$96,579	$108,466	$101,721
Contingent rentals	14,929	16,875	18,178
Less: Sublease rentals	(322)	(868)	(646)

Total rent expense	$111,186	$124,473	$119,253

(1)
Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking and storage fees, which were approximately $9.1 million, $9.6 million, and $9.7 million during the years ended December 31, 2015, 2014, and 2013, respectively.

Purchase Commitments

In December 2011, Crocs renewed and amended its supply agreement with Finproject S.p.A. (formerly known as Finproject s.r.l.), which provides Crocs the exclusive right to purchase certain raw materials used to manufacture its products. The agreement also provides that Crocs meets minimum purchase requirements to maintain exclusivity throughout the term of the agreement, which expires December 31, 2016. Historically, the minimum purchase requirements have not been onerous and Crocs does not expect them to become onerous in the future. Depending on the material purchased, pricing was based either on contracted price or was subject to quarterly reviews and fluctuates based on order volume, currency fluctuations, and raw material prices. Pursuant to the agreement, Crocs guarantees the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $3.8 million as of December 31, 2015).

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2015 and 2014, Crocs had firm purchase commitments with certain third-party manufacturers of $158.2 million and $202.3 million, respectively.

Government Tax Audits

Crocs is regularly subject to, and is currently undergoing, audits by tax authorities in the United States and several foreign jurisdictions for prior tax years.

See Note 19—Legal Proceedings for further details regarding potential loss contingencies related to government tax audits and other current legal proceedings.

18. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

During 2013 and 2014, Crocs had four reportable operating segments based on the geographic nature of the Company's operations: Americas, Asia Pacific, Japan, and Europe. Crocs' 'Other businesses' category aggregates insignificant operating segments that do not meet the reportable segment threshold and includes manufacturing operations located in Mexico, Italy and Asia. The composition of the Company's reportable operating segments is consistent with that used by Crocs' chief operating decision maker, ("CODM") to evaluate performance and allocate resources.

Subsequent to December 31, 2014, Crocs' internal reports reviewed by the CODM began consolidating Japan into the Asia Pacific segment. This change aligned the Company's internal reporting to its new strategic model and management structure, as Japan and Asia Pacific are now managed and analyzed as one operating segment by management and the CODM. Accordingly, Crocs now has three reportable segments for 2015 as well as the 'Other Businesses' category and prior period segment results have been reclassified to reflect this change.

Each of the reportable operating segments derives its revenues from the sale of footwear and accessories to external customers as well as intersegment sales. Revenues of the 'Other businesses' category are primarily made up of intersegment sales. The remaining revenues for 'Other businesses' represent non-footwear product sales to external customers. Intersegment sales are not included in the measurement of segment operating income or regularly reviewed by the CODM and are eliminated when deriving total consolidated revenues.

Segment performance is evaluated based on segment results without allocating corporate expenses, or indirect general, administrative, and other expenses. Segment profits or losses include adjustments to

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

eliminate intersegment sales. As such, reconciling items for segment operating income represent unallocated corporate and other expenses as well as intersegment eliminations.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues:
Americas	$476,210	$489,915	$498,552
Asia Pacific	424,491	473,910	477,615
Europe	188,833	233,604	216,259

Total segment revenues	1,089,534	1,197,429	1,192,426
Other businesses	1,096	794	254

Total consolidated revenues	$1,090,630	$1,198,223	$1,192,680

Operating income:
Americas	$49,422 (1)	$48,347 (1)	$61,894 (1)
Asia Pacific	48,447 (2)	75,135 (2)	118,253 (2)
Europe	15,629 (3)	24,517 (3)	16,192 (3)

Total segment operating income	113,498	147,999	196,339
Reconciliation of total segment operating income to income before income taxes:
Other businesses	(30,092)	(19,400)	(20,811)
Intersegment eliminations	—	(1,498)	61
Unallocated corporate and other(4)	(155,730)	(131,827)	(112,494)

Total consolidated operating income (loss)	(72,324)	(4,726)	63,095
Foreign currency transaction loss, net	(3,332)	(4,885)	(4,678)
Interest income	967	1,664	2,432
Interest expense	(969)	(806)	(1,016)
Other income (expense), net	914	204	126

Income (loss) before income taxes	$(74,744)	$(8,549)	$59,959

Depreciation and amortization:
Americas	$7,401	$11,670	$10,384
Asia Pacific	3,913	6,724	6,486
Europe	2,229	3,761	5,108

Total segment depreciation and amortization	13,543	22,155	21,978
Other businesses	7,634	5,900	8,002
Unallocated corporate and other(4)	14,816	9,358	11,526

Total consolidated depreciation and amortization	$35,993	$37,413	$41,506

(1)
Includes $7.2 million, $4.0 million, and $3.9 million for the years ended December 31, 2015, 2014, and 2013, respectively, of asset impairment charges related to 27, 36, and 23 underperforming retail locations, respectively.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

(2)
Includes $0.7 million, $2.8 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively, of asset impairment charges related to 27, 14, and two underperforming retail locations, respectively. Additionally in the year ended December 31, 2015, Crocs recorded $5.8 million in impairment charges related to South Africa assets, pertaining to 9 retail locations, classified as available for sale.

(3)
Includes $1.6 million, $2.0 million, and $6.6 million for the years ended December 31, 2015, 2014, and 2013 of asset impairment charges related to 21, 27, and 35 underperforming retail locations.

(4)
Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, restructuring, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies.

The following table sets forth asset information related to Crocs' reportable operating business segments as of December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
	(in thousands)
Assets(1):
Americas	$148,104	$127,077
Asia Pacific	169,865	200,910
Europe	46,137	166,285

Total segment current assets	364,106	494,272
Supply Chain	14,778	18,132
Corporate(2)	16,265	27,337
Deferred tax assets, net	—	4,190
Income tax receivable	10,233	9,332
Other receivables	14,233	11,989
Prepaid expenses and other current assets	26,334	30,156

Total current assets	445,949	595,408
Property and Equipment, net	49,490	68,288
Intangible assets, net	82,297	97,337
Goodwill	1,973	2,044
Deferred tax assets, net	6,608	17,886
Other assets	21,703	25,968

Total consolidated assets	$608,020	$806,931

(1)
Assets by segment include cash and equivalents, net accounts receivable, and inventory.

(2)
Corporate assets primarily consist of cash and equivalents and inventory.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION (Continued)

There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2015, 2014, and 2013. The following table sets forth certain geographical information regarding Crocs' revenues during the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Location
United States	$392,463	$435,154	$401,948
International(1)	698,167	763,069	790,732

Total revenues	$1,090,630	$1,198,223	$1,192,680

(1)
Not more than 10% of international revenue was derived in any individual international country.

The following table sets forth geographical information regarding property and equipment assets as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Location
United States	$32,954	$45,046
International	16,536	23,242

Total long-lived assets(1)	$49,490	$68,288

(1)
Not more than 10% of long-lived assets resided in any individual foreign country in 2015 or 2014.

19. LEGAL PROCEEDINGS

The Company is currently subject to an audit by U.S. Customs & Border Protection ("CBP") in respect of the period from 2006 to 2010. In October 2013, CBP issued the final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review and recommends collection of the duties due. Crocs responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection. Additionally, on December 12, 2014, Crocs made an offer to settle CBP's potential claims and tendered $3.5 million. At this time, it is not possible to determine how long it will take CBP to evaluate Crocs' offer or to predict whether Crocs' offer will be accepted. Likewise, if a settlement cannot be reached, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

Crocs is currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, Crocs was notified about the issuance of assessments totaling approximately $3.7 million for the period January 2010 through May 2011. Crocs

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. LEGAL PROCEEDINGS (Continued)

has disputed these assessments and asserted defenses to the claims. On February 25, 2015, Crocs received additional assessments totaling approximately $8.4 million related to the remainder of the audit period. Crocs has also disputed these assessments and asserted defenses and filed an appeal to these claims. It is anticipated that this matter will take up to several years to be resolved. It is not possible at this time to predict the outcome of this matter.

On August 8, 2014, a purported class action lawsuit was filed in California State Court against a Crocs subsidiary, Crocs Retail, LLC (Zaydenberg v. Crocs Retail, LLC, Case No. BC554214). The lawsuit alleged various employment law violations related to overtime, meal and break periods, minimum wage, timely payment of wages, wage statements, payroll records and business expenses. Crocs filed an answer on February 6, 2015, denying the allegations and asserting several defenses. On June 3, 2015, a second purported class action lawsuit was filed in California State Court against Crocs Retail, LLC (Christopher S. Duree and Richard Morely v. Crocs, Inc., Case No. BC583875), making substantially the same allegations as in the Zaydenberg lawsuit. The parties attended a mediation on June 26, 2015, and reached a settlement for $1.5 million, which will release the claims in both lawsuits. On September 4, 2015, the California State Court granted preliminary approval of the settlement and set the final approval hearing for December 14, 2015. At the final approval hearing, the California State Court entered its final order approving the settlement and final judgement. Crocs considers this matter closed.

As of December 31, 2015, Crocs estimates that the resolution of these litigation matters and other disputes could result in a loss that is reasonably possible between $0.0 million and $5.9 million in aggregate. The Company has accrued $5.6 million associated with our estimated obligation related to these legal claims, which is reported in the balance sheet in line 'Accrued expenses and other liabilities'.

Although Crocs is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, Crocs is not party to any other pending legal proceedings that Crocs believes would reasonably have a material adverse impact on its business, financial position, results of operations or cash flows.

20. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
Revenues	$262,193	$345,671	$274,088	$208,678
Gross profit	$127,370	$189,870	$120,821	$72,744
Restructuring	$3,663	$2,810	$981	$1,274
Asset impairment charges	$—	$2,075	$5,460	$7,771
Income (loss) from operations	$(2,362)	$16,349	$(20,730)	$(65,581)
Net income (loss)	$(2,425)	$13,426	$(24,024)	$(70,173)
Net income (loss) attributable to common shareholders	$(5,979)	$9,690	$(27,776)	$(73,942)
Basic income (loss) per common share	$(0.08)	$0.11	$(0.37)	$(1.01)
Diluted income (loss) per common share	$(0.08)	$0.11	$(0.37)	$(1.01)

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Continued)

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data)
Revenues	$312,429	$376,920	$302,401	$206,473
Gross profit	$156,227	$202,571	$155,017	$76,530
Restructuring	$2,250	$4,060	$7,585	$6,637
Asset impairment charges	$—	$3,230	$2,600	$2,997
Income (loss) from operations	$16,822	$41,911	$1,113	$(64,572)
Net income (loss)	$9,124	$23,277	$15,767	$(53,094)
Net income (loss) attributable to common shareholders	$6,373	$19,523	$12,009	$(56,867)
Basic income (loss) per common share	$0.06	$0.19	$0.12	$(0.70)
Diluted income (loss) per common share	$0.06	$0.19	$0.12	$(0.70)

During the three months ended December 31, 2014, Crocs recorded the following charges that affect the comparability of information between periods:

•
Inventory write-down charges of $10.0 million related to obsolete inventory including raw materials, footwear, and accessories. See Note 4—Inventories for further discussions regarding these charges.

21. SUBSEQUENT EVENTS

ASU 2010-09 to ASC Topic 855, Subsequent Events, requires the Company to disclose the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the date the financial statements were issued, and has determined there are no other subsequent events than those presented below.

On January 19, 2016, the Company sold its operations in South Africa to and entered into a franchise agreement with the buyer. South Africa operations were presented as assets held for sale as of December 31, 2015 and during the three month period ended December 31, 2015, the carrying value of the entire asset group was written down to its estimated fair value less costs to sell.

On February 18, 2016, the Company entered into the Eleventh Amendment to the Amended and Restated Credit Agreement. See Note 11—Revolving Credit Facility & Bank Borrowings.