Form 10-Q
period 2016-03-31
Crocs, Inc.
filed 2016-05-10
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 30, 2016, Crocs, Inc. had 73,348,471 shares of its $0.001 par value common stock outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations, and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “ believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would” and similar expressions or variations. Forward-looking statements are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent filings with the Securities and Exchange Commission. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

i

Crocs, Inc.

Table of Contents to the Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2016

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($ thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$279,140	$262,193
Cost of sales	149,774	134,823
Gross profit	129,366	127,370
Selling, general and administrative expenses	114,930	126,069
Asset impairment charges	193	—
Restructuring charges	—	3,663
Income (loss) from operations	14,243	(2,362)
Foreign currency transaction gain (loss), net	(1,247)	494
Interest income	216	288
Interest expense	(243)	(219)
Other income (expense), net	82	(331)
Income (loss) before income taxes	13,051	(2,130)
Income tax expense	(2,905)	(295)
Net income (loss)	$10,146	$(2,425)

Dividends on Series A convertible preferred stock	$(3,000)	$(2,833)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(785)	(721)
Net income (loss) attributable to common stockholders	$6,361	$(5,979)

Net income (loss) per common share:
Basic	$0.07	$(0.08)
Diluted	$0.07	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

($ thousands)

	Three Months Ended
	March 31,
	2016	2015

Net income (loss)	$10,146	$(2,425)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	4,800	(23,864)
Total comprehensive income (loss)	$14,946	$(26,289)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

($ thousands, except number of shares)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$89,080	$143,341
Accounts receivable, net of allowances of $52,254 and $49,364, respectively	157,159	83,616
Inventories	186,113	168,192
Income tax receivable	10,001	10,233
Other receivables	16,925	14,233
Prepaid expenses and other assets	35,477	26,334
Total current assets	494,755	445,949
Property and equipment, net	50,047	49,490
Intangible assets, net	79,651	82,297
Goodwill	2,611	1,973
Deferred tax assets, net	6,746	6,608
Other assets	21,676	21,703
Total assets	$655,486	$608,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,331	$63,336
Accrued expenses and other liabilities	96,265	92,573
Income taxes payable	7,682	6,416
Current portion of long-term borrowings and capital lease obligations	12,658	4,772
Total current liabilities	199,936	167,097
Long-term income tax payable	4,684	4,547
Long-term borrowings and capital lease obligations	901	1,627
Other liabilities	13,623	13,120
Total liabilities	219,144	186,391
Commitments and contingencies
Series A convertible preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 200,000 shares issued and outstanding, redemption amount and liquidation preference of $203,000 and $203,000 as of March 31, 2016 and December 31, 2015, respectively	176,442	175,657

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 4,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 93,576,893 and 73,298,471 shares issued and outstanding, respectively, as of March 31, 2016 and 93,101,007 and 72,851,418 shares issued and outstanding, respectively, as of December 31, 2015	94	94
Treasury stock, at cost, 20,278,422 and 20,249,589 shares as of March 31, 2016 and December 31, 2015, respectively	(284,176)	(283,913)
Additional paid-in capital	356,271	353,241
Retained earnings	233,824	227,463
Accumulated other comprehensive loss	(46,113)	(50,913)
Total stockholders’ equity	259,900	245,972
Total liabilities, commitments and contingencies and stockholders’ equity	$655,486	$608,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

($ thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$10,146	$(2,425)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,595	9,719
Unrealized (gain) loss on foreign exchange, net	(5,613)	(1,751)
Deferred income taxes	143	194
Asset impairment charges	193	—
Provision for doubtful accounts, net	410	1,272
Share-based compensation	2,826	2,949
Other non-cash items	62	25
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(69,763)	(78,436)
Inventories	(14,383)	(18,955)
Prepaid expenses and other assets	(8,312)	2,541
Accounts payable	18,487	42,783
Accrued expenses and other liabilities	(1,227)	2,628
Income taxes	1,498	(7,256)
Cash used in operating activities	(56,938)	(46,712)
Cash flows from investing activities:
Cash paid for purchases of property and equipment, net	(3,216)	(1,340)
Cash paid for intangible assets	(2,714)	(5,145)
Change in restricted cash	(1,760)	272
Cash used in investing activities	(7,690)	(6,213)
Cash flows from financing activities:
Proceeds from bank borrowings	20,000	—
Repayments of bank borrowings and capital lease obligations	(12,842)	(1,309)
Dividends - Series A preferred stock	(3,000)	(3,067)
Deferred debt issuance costs	(50)	—
Issuances of common stock	155	174
Purchase of treasury stock, net of issuances	—	(19,997)
Repurchase of common stock for tax withholding	(263)	(261)
Cash provided by (used in) financing activities	4,000	(24,460)
Effect of exchange rate changes on cash	6,367	(9,429)
Net decrease in cash and cash equivalents	(54,261)	(86,814)
Cash and cash equivalents - beginning of period	143,341	267,512
Cash and cash equivalents - end of period	$89,080	$180,698

Supplemental disclosure of cash flow information - cash paid during the period for:
Interest, net of capitalized interest	$149	$616
Income taxes	$2,648	$7,101
Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends	$3,000	$2,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION & BASIS OF PRESENTATION

Organization

Crocs, Inc. and its subsidiaries (collectively the “Company,” “Crocs,” “we,” “our,” or “us”) are engaged in the design, development, manufacturing, marketing, and distribution of footwear and accessories for men, women, and children.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, these financial statements do not include all information required for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring matters) considered necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements and these notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Transactions with Affiliates

The Company receives inventory count services from RGIS, LLC (“RGIS”), a wholly-owned subsidiary of Blackstone Capital Partners VI L.P. (“Blackstone”), which currently owns all of the outstanding shares of Company’s Series A convertible preferred stock (“Series A preferred stock”), which is convertible into approximately 15.8% of the Company’s common stock as of March 31, 2016. Crocs paid $0.2 million to RGIS for services received during each of the three months ended March 31, 2016 and 2015.

Recently Issued Accounting Pronouncements

Stock Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation — Stock Compensation (Topic 718), which is intended to increase simplification of accounting for equity share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the amendments in this update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This standard is effective for annual periods (including interim periods) beginning after December 15, 2016, with early adoption permitted.

Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently assessing the impact of adoption of this standard on the Company’s condensed consolidated financial statements.

Prepaid Stored-Value Products

In March 2016, the FASB issued ASU No. 2016-04, Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This update aligns recognition of the financial liabilities related to prepaid stored-value products (for example, prepaid gift cards), with Topic 606, Revenue from Contracts with Customers, for non-financial liabilities. In general, certain of these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. This standard is effective for annual periods (including interim periods) beginning after December 15, 2017, with early adoption permitted. At adoption, this update will be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or a retrospectively to each period presented. The Company is currently assessing the adoption method and the impact that adopting this new accounting standard will have on its condensed consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. This update revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The distinction between finance and operating leases has not changed and the update does not significantly change the effect of finance and operating leases on the statement of operations. This standard is effective for annual periods (including interim periods) beginning after December 15, 2018, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently assessing the impact of adoption of this standard on the Company’s condensed consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01:  Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for fiscal years beginning after December 15, 2017. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

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

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03:  Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and is effective for fiscal years beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15:  Interest — Imputation of Interest (Subtopic 835-30), which relates to the presentation of debt issuance costs associated with line-of-credit arrangements. This standard clarifies the guidance set forth in FASB ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The new pronouncement clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. Crocs considered this clarification in conjunction with the adoption of FASB ASU 2015-03, which occurred during the three months ended March 31, 2016.

These pronouncements do not have a material impact on the Company’s condensed consolidated financial statements. In adopting ASU 2015-15, Crocs elected to present debt issuance costs related to line-of-credit arrangements as an asset.

Share-Based Payments

In June 2014, the FASB issued ASU 2014-12 in response to the EITF consensus on Issue 13-D. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. This ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. During the three months ended March 31, 2016, Crocs adopted this pronouncement, which does not have a material impact on the Company’s condensed consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09:  Revenue from Contracts with Customers (Topic 606) by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. Crocs is currently evaluating the impact that this pronouncement will have on its condensed consolidated financial statements. Crocs has not yet selected a transition method or determined the effect of the standard on financial reporting once the standard is effective.

Other new pronouncements issued but not effective until after March 31, 2016 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Asset Impairments

Crocs periodically evaluates all of its long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. The following table summarizes retail asset impairment charges by reportable operating segment for the three months ended March 31, 2016 and 2015 related to certain underperforming stores that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over the remaining economic life or lease terms of those assets:

	Three Months Ended March 31,
	2016		2015
	Impairment Charge	Number of Stores (1)	Impairment Charge	Number of Stores (1)
	(in thousands, except store count data)
Americas	$169	2	$—	—
Asia Pacific	24	3	—	—
Total asset impairment	$193	5	$—	—

(1)         Represents stores with partially and fully depreciated assets.

Depreciation

During the three months ended March 31, 2016 and 2015, Crocs recorded $3.7 million and $4.7 million, respectively, in depreciation expense of which $0.4 million and $0.6 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, accumulated depreciation was $101.7 million and $97.7 million, respectively.

Accounts Receivable

Accounts receivable represent amounts due from customers. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, and do not bear interest. Crocs uses its best estimate to determine the required allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, economic trends and conditions affecting the Company’s customer base and historical collection experience. Specific provisions are recorded for individual receivables when the Company becomes aware of a customer’s inability to meet its financial obligations.

3. INVENTORIES

The following table summarizes inventories by major classification as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(in thousands)
Finished goods	$181,454	$162,341
Work-in-progress	669	918
Raw materials	3,990	4,933
Total inventories	$186,113	$168,192

4. GOODWILL & INTANGIBLE ASSETS

The following table summarizes the goodwill and identifiable intangible assets as of March 31, 2016, and December 31, 2015:

	March 31, 2016					December 31, 2015
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(in thousands)
Capitalized software	$164,451	(1)	$(86,771	)(2)	$77,680	$162,700	(1)	$(82,596	)(2)	$80,104
Customer relationships	4,113		(4,113)		—	4,016		(4,016)		—
Patents, copyrights, and trademarks	6,879		(5,219)		1,660	6,892		(5,135)		1,757
Core technology (3)	3,723		(3,723)		—	3,498		(3,498)		—
Other	636		(636)		—	776		(637)		139
Total finite lived intangible assets	179,802		(100,462)		79,340	177,882		(95,882)		82,000
Indefinite lived intangible assets (3)	311		—		311	297		—		297
Goodwill (4)	2,611		—		2,611	1,973		—		1,973
Goodwill and intangible assets	$182,724		$(100,462)		$82,262	$180,152		$(95,882)		$84,270

(1)         Includes $4.1 million of software held under a capital lease classified as capitalized software as of both March 31, 2016, and December 31, 2015.

(2)         Includes $3.2 million and $3.1 million of accumulated amortization of software held under a capital lease as of March 31, 2016, and December 31, 2015, respectively, and is amortized using the straight-line method over the useful life.

(3)         Change is due to the impact of foreign currency translation.

(4)         Includes $0.5 million associated with the acquisition of operations in Austria in March 2016. The remainder of the increase is associated with the impact of foreign currency translation.

The following table summarizes estimated future annual amortization of intangible assets as of March 31, 2016:

Amortization
Fiscal years ending December 31,	(in thousands)
2016 (remainder of year)	$14,233
2017	16,792
2018	14,812
2019	13,210
2020	10,943
Thereafter	9,350
Total	$79,340

During the three months ended March 31, 2016 and 2015, amortization expense recorded for intangible assets with finite lives was $4.9 million and $5.0 million, respectively, of which $1.3 million and $1.4 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, accumulated amortization was $100.5 million and $95.9 million, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(in thousands)
Accrued compensation and benefits	$22,556	$20,973
Fulfillment, freight and duties	18,935	14,776
Professional services	11,297	15,019
Sales/use and VAT tax payable	9,123	7,018
Accrued loss on disposal group (1)	7,502	6,743
Accrued rent and occupancy	7,040	7,639
Customer deposits	3,569	3,236
Dividend payable	3,000	3,000
Accrued legal liabilities	1,858	1,971
Deferred revenue and royalties payable	1,634	1,430
Travel and entertainment liabilities	1,456	2,150
Other (2)	8,295	8,618
Total accrued expenses and other current liabilities	$96,265	$92,573

(1)   This amount represents accrued losses related to the South Africa disposal group held for sale and is inclusive of $6.7 million in foreign currency translation adjustments recorded within stockholders’ equity. The sale of the Company’s South Africa operations was completed on April 15, 2016, and we do not anticipate a significant gain or loss on disposal in the second quarter of 2016.

(2)   The amounts in ‘Other’ consist of various accrued expenses, of which no individual item accounted for more than 5% of the total balance as of March 31, 2016 or December 31, 2015.

6. FAIR VALUE MEASUREMENTS

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

As of March 31, 2016 and December 31, 2015, our assets subject to fair value measurements consisted solely of cash equivalents of $7.7 million and $7.5 million, respectively, which are Level 1 assets, and foreign currency derivative assets of $1.3 million and liabilities of $0.1 million, respectively, which are Level 2 assets. The Company’s Level 1 assets are classified in the condensed consolidated balance sheets as ‘Cash and cash equivalents’ and ‘Prepaid expenses and other assets’. As of March 31, 2016 and December 31, 2015, the Level 2 assets or liabilities are classified in the condensed consolidated balance sheets as ‘Prepaid expenses and other assets’ and ‘Accrued expenses and other liabilities’, respectively.

Non-Recurring Fair Value Measurements

The majority of the Company’s non-financial instruments, inventories, property and equipment, and intangible assets, are Level 3 assets and are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment and the carrying value is not recoverable, the carrying value would be adjusted to the lower of its cost or fair value and an impairment charge would be recorded. During the three months ended March 31, 2016, Crocs recorded $0.2 million in impairment charges associated with the Company’s retail locations. During the three months ended March 31, 2015, the Company had no impairment charges associated with the Company’s retail locations or inventory write-down charges.

7. DERIVATIVE FINANCIAL INSTRUMENTS

Crocs transacts business in various foreign countries and is therefore exposed to foreign currency exchange rate risk inherent in revenues, costs, and monetary assets and liabilities denominated in non-functional currencies. In general, Crocs enters into foreign currency exchange forward contracts and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. As these derivative instruments do not qualify as hedging instruments under the accounting standards for derivatives and hedging, they are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in ‘Foreign currency transaction gain (loss), net’ in the condensed consolidated statements of operations. For purposes of the cash flow statement, Crocs classifies the cash flows from derivative instruments at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within ‘Cash provided by (used in) operating activities’.

The following table summarizes the notional amounts of outstanding foreign currency exchange contracts as of March 31, 2016 and December 31, 2015. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the foreign currency exchange risks.

	March 31,	December 31,
	2016	2015
	(in thousands)
Foreign currency exchange forward contracts by currency:
Japanese Yen	$109,340	$98,390
Singapore Dollar	54,028	—
Euro	34,625	34,219
South Korean Won	20,719	7,981
British Pound Sterling	20,368	21,859
Australian Dollar	10,248	6,459
Canadian Dollar	8,959	1,980
Mexican Peso	7,382	7,277
Indian Rupee	7,320	5,036
New Taiwan Dollar	4,012	1,798
Russian Ruble	1,903	667
Brazilian Real	1,727	—
Swedish Krona	1,515	1,655
Hong Kong Dollar	668	668
South African Rand	—	6,402
Total notional value, net	$282,814	$194,391

Latest maturity date	April 2016	January 2016

The following table presents the amounts affecting the condensed consolidated statements of operations from derivative instruments and exposure from day-to-day business transactions in various foreign currencies for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Foreign currency gain	$2,262	$6,217
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards gain (loss)	(3,509)	(5,723)
Foreign currency transaction gain (loss), net	$(1,247)	$494

The line ‘Foreign currency transaction gain (loss), net’ on the condensed consolidated statements of operations includes both realized and unrealized gains/losses from underlying foreign currency activity and derivative contracts. These gains and losses are reported on a net basis.

8. REVOLVING CREDIT FACILITY & BANK BORROWINGS

Senior Revolving Credit Facility

In December 2011, Crocs entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders. On February 18, 2016, the Company entered into the Eleventh Amendment to the Amended and Restated Credit Agreement which, primarily: (i) extended the maturity date to February, 2021, (ii) resized the borrowing capacity of the facility to $75.0 million, (iii) amended certain definitions of the financial covenants to become more favorable to the Company, (iv) set the minimum fixed charge coverage ratio to 1.00 to 1.00 through the period ended June 30, 2016 and 1.10 to 1.00 thereafter, (v) set the maximum leverage ratio to 2.50 to 1.00 through the period ended June 30, 2016 and 2.00 to 1.00 thereafter, (vi) allows up to $50.0 million in stock repurchases to be made each fiscal year, subject to certain restrictions, and (vii) limited certain capital expenditures and commitments to an aggregate of $50.0 million per year. Under the terms of the agreement, the above financial covenants are only applicable when borrowings exceed an average of $18.8 million over a 30-day period, starting on the 15th of the last month of each quarter. The Eleventh Amendment also changed the variable lending rate. For domestic base rate loans, including swing loans, the interest rate is equal to a daily base rate plus a margin ranging from 0.50% to 0.75% based on certain conditions. For domestic LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.50% to 1.75% based on certain conditions.

As of March 31, 2016, the Company was in compliance with each of these covenants: (i) the fixed charge coverage ratio was 3.94 to 1.00, compared to the minimum covenant requirement of 1.00 to 1.00 (ii) the leverage ratio was 0.37 to 1.00, compared to the maximum covenant requirement of 2.50 to 1.00 (iii) stock repurchases were zero, and (iv) capital expenditures and commitments were $11.5 million. For the three months ended March 31, 2016, the weighted average/effective interest rate for outstanding senior revolving credit facility borrowings was 4.0%.

As of March 31, 2016 and December 31, 2015, the Company had $8.5 million and zero, respectively, of outstanding borrowings under the Credit Agreement. As of both March 31, 2016 and December 31, 2015, the Company had outstanding letters of credit of $1.3 million, which were reserved against the borrowing base under the terms of the Credit Agreement. As of March 31, 2016 and December 31, 2015, the Company had $65.2 million and $73.7 million, respectively, of available borrowing capacity. During the three months ended March 31, 2016, Crocs capitalized $0.6 million in fees and third party costs as deferred financing costs associated with the negotiation of a new debt financing agreement that has not yet been executed. The short-term portion of these fees are recorded in the ‘Prepaid expenses and other assets’ account and the long-term portion are recorded in the ‘Other assets’ accounts. Crocs did not capitalize any fees in connection with the Credit Agreement during the three months ended March 31, 2015.

Asia Pacific Revolving Credit Facility

On August 28, 2015, a Crocs subsidiary entered into a revolving credit facility agreement with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) as the lender. The revolving credit facility enables Crocs to borrow uncommitted dual currency revolving loan facilities up to RMB 40.0 million, or the USD equivalent, and import facilities up to RMB 60.0 million, or the USD equivalent, with a combined facility limit of RMB 60.0 million. This revolving credit facility supports possible future net working capital needs in China. For loans denominated in USD, the interest rate is 2.1% per annum plus LIBOR for three months or any other period as may be determined by HSBC at the end of each interest period. For loans denominated in RMB, interest equals the one year benchmark lending rate effective on the loan drawdown date set forth by the People’s Bank of China with a 10% mark-up and is payable on the maturity date of the related loan. The revolving credit facility is guaranteed by Crocs, Inc. The revolving credit facility can be canceled or suspended at any time at the discretion of the lender and contains provisions requiring Crocs to maintain compliance with certain restrictive covenants. As of March 31, 2016 and December 31, 2015, the revolving credit facility remained temporarily suspended at the discretion of the lender and Crocs had no outstanding borrowings under the revolving credit facility.

Long-term Bank Borrowings

On December 10, 2012, Crocs entered into a Master Installment Payment Agreement (“Master IPA”) with PNC in which PNC financed the Company’s implementation of a new ERP system, which began in October 2012 and was substantially completed in early 2015. The terms of each note payable, under the Master IPA, consist of a fixed interest rate and payment terms based on the amount borrowed and the timing of activity throughout the implementation of the ERP system. The Master IPA is subject to cross-default, cross-termination clauses, and is coterminous with the Credit Agreement.

As of March 31, 2016 and December 31, 2015 Crocs had $5.0 million and $6.4 million, respectively, of debt outstanding under five separate notes payable, of which $4.2 million and $4.8 million, respectively, represent current installments. As of March 31, 2016, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017.

The components of the Company’s consolidated debt and capital lease obligations are as follows:

	March 31, 2016
		Unused Borrowing Capacity (2)					Carrying Value (3)
	Weighted Average Interest Rate (1)	Borrowing Currency			U.S.D. Equivalent		March 31, 2016	December 31, 2015
		(in thousands)
Debt obligations
Senior revolving credit facility	Base rate plus 0.50% - 0.75% LIBOR plus 1.50% - 1.75%		$65,247	(4)	$65,247	(4)	$8,500	$—
Asia Pacific revolving credit facility	LIBOR plus 2.10%	RMB	—	(5)	—	(5)	—	—
Long-term bank borrowings	2.63%						5,036	6,375
Total					$65,247		13,536	6,375
Capital lease obligations							23	24
Total debt and capital lease obligations							$13,559	$6,399
Current maturities							$12,658	$4,772
Long-term debt and capital lease obligations							$901	$1,627

(1)         Carrying value represents the weighted average interest rate in effect at March 31, 2016 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of the derivative instruments, deferred financing costs, original issue premiums or discounts, and commitment fees, all of which affect Crocs’ overall cost of borrowing.

(2)         Unused borrowing capacity represents the maximum available under the applicable facility at March 31, 2016 without regard to covenant compliance calculations or other conditions precedent to borrowing.

(3)         As the interest rate of each credit agreement is variable, typically based on either the base rate plus an additional margin or the daily LIBOR rates plus an additional margin, the estimated fair value of each debt instrument approximates its carrying value.

(4)         On February 18, 2016, the Company entered into the Eleventh Amendment to the Amended and Restated Credit Agreement, which extended the maturity date to February 2021, resized the borrowing capacity of the facility to $75.0 million, and amended certain definitions of the financial covenants to become more favorable to the Company. As of March 31, 2016, the unused borrowing capacity was reduced by $8.5 million of outstanding borrowings and $1.3 million of outstanding letters of credit.

(5)         As of March 31, 2016, the Asia Pacific revolving credit facility remained suspended.

The maturities of the Company’s debt obligations as of March 31, 2016 are presented below:

March 31, 2016
(in thousands)
Maturities of debt and capital lease obligations
2016 (remainder of year)	$11,932
2017	1,616
2018	5
2019	4
2020	2
Thereafter	—
Total principal debt maturities	$13,559
Current portion	$12,658
Noncurrent portion	$901

As of March 31, 2016 and December 31, 2015, the fair value of the Company’s debt instruments approximates their reported carrying amounts.

9. STOCK-BASED COMPENSATION

Stock-based compensation expense is based on the grant date fair value and is recognized on a straight-line basis over the applicable vesting period. During the three months ended March 31, 2016 and 2015, Crocs recorded $2.8 million and $2.9 million, respectively, of pre-tax stock-based compensation expense, of which $2.7 million and $2.9 million, respectively, is included in selling, general and administrative expense, and the remainder included in cost of sales on the condensed consolidated statements of operations.

Stock Option Activity

A summary of Crocs’ stock option activity as of and for the three months ended March 31, 2016 is presented below:

	Stock Option Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	1,295,749	$14.09
Granted	—	$—
Exercised	(36,947)	$4.19
Forfeited or expired	(467,241)	$11.80
Outstanding as of March 31, 2016	791,561	$15.90

As of March 31, 2016, there was $0.6 million of unrecognized compensation expense related to stock options. The expense is expected to be amortized over a weighted average period of 2.37 years.

Restricted Stock Awards and Units Activity

A summary of the Company’s Restricted Stock Award (“RSA”) and Restricted Stock Unit (“RSU”) activity as of and for the three months ended March 31, 2016 is presented below:

	Restricted Stock Awards		Restricted Stock Units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Units	Fair Value
Unvested at December 31, 2015	6,667	$15.00	3,088,378	$10.75
Granted	—	$—	1,847,080	$9.24
Vested	(3,333)	$15.00	(438,939)	$13.00
Forfeited	—	$—	(683,437)	$11.27
Unvested at March 31, 2016	3,334	$15.00	3,813,082	$9.63

The total grant date fair value of RSAs vested during the three months ended March 31, 2016 and 2015 was less than $0.1 million and $0.1 million, respectively. As of March 31, 2016, Crocs had less than $0.1 million of total unrecognized stock-based compensation expense related to non-vested, time-based restricted stock awards, net of expected forfeitures. As of March 31, 2016, the unvested RSAs are expected to be amortized over the remaining weighted average period of 0.19 years.

The total grant date fair value of RSUs vested during the three months ended March 31, 2016 and 2015 was $5.7 million and $6.5 million, respectively. As of March 31, 2016, Crocs had $23.6 million of total unrecognized stock-based compensation expense related to unvested restricted stock units, net of expected forfeitures, of which $15.5 million is related to time-based awards and $8.1 million is related to performance-based awards. As of March 31, 2016, the unvested RSUs are expected to be amortized over the remaining weighted average period of 2.21 years, which consists of a remaining weighted average period of 2.23 years related to performance-based awards and a remaining weighted average period of 2.19 years related to time-based awards.

10. INCOME TAXES

During the three months ended March 31, 2016, the Company recognized income tax expense of $2.9 million on pre-tax income of $13.1 million. This represents an effective income tax rate of 22.1%. For the same period in 2015, the Company recognized income tax expense of $0.3 million on a pre-tax loss of $2.1 million, representing an effective tax rate of (13.9%).

The change in effective tax rate is primarily due to an increase in profitability in various jurisdictions, compared to the same period in 2015. The Company’s effective income tax rate, for each period presented, differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions. There were no significant or unusual discrete tax items during the quarter. The Company had unrecognized tax benefits of $5.1 million and $5.0 million at March 31, 2016 and December 31, 2015, respectively, and the Company does not expect any significant changes in this balance in the next twelve months.

11. EARNINGS PER SHARE

The following table illustrates the basic and diluted EPS computations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Numerator
Net income (loss) attributable to common stockholders	$6,361	$(5,979)
Less: adjustment for income allocated to participating securities	(1,010)	—
Net income (loss) attributable to common stockholders - basic and diluted	$5,351	$(5,979)
Denominator
Weighted average common shares outstanding - basic	73,087	77,825
Plus: dilutive effect of stock options and unvested restricted stock units	946	—
Weighted average common shares outstanding - diluted	74,033	77,825

Net income (loss) attributable per common share:
Basic	$0.07	$(0.08)
Diluted	$0.07	$(0.08)

Diluted EPS is calculated using the two-class method for options and RSUs and the if-converted method for Series A preferred stock. For the three months ended March 31, 2016 and 2015, 1.9 million and 2.3 million options and RSUs, respectively, were excluded from the calculation of diluted EPS under the two-class method because the effect would be anti-dilutive. The Series A preferred shares were excluded from the calculation of diluted EPS under the if-converted method because the effect would be anti-dilutive. If converted, Series A preferred stock would represent approximately 15.8% of the Company’s common stock outstanding or 13.8 million additional common shares, as of March 31, 2016. See Note 12—Series A Preferred Stock for further details regarding the preferred share offering.

Stock Repurchase Plan Authorizations

Crocs continues to evaluate options to maximize the returns on its cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of common stock. On December 26, 2013, Crocs’ board of directors (the “Board”) approved the repurchase of up to $350.0 million of the Company’s common stock. The number, price, structure, and timing of the repurchases will be at the Company’s sole discretion and future repurchases will be evaluated by the Company depending on market conditions, liquidity needs, any restrictions under the Company’s debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate Crocs to acquire any particular amount of its common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

During the three months ended March 31, 2016, Crocs had no repurchases of shares under the publicly-announced repurchase plan. As of March 31, 2016, subject to certain restrictions on repurchases under the Company’s revolving credit facility, Crocs had $118.7 million remaining under the repurchase authorizations.

12. SERIES A PREFERRED STOCK

On January 27, 2014, Crocs issued 200,000 shares of Series A preferred stock to Blackstone and certain of its permitted transferees, for an aggregate purchase price of $198.0 million, or $990 per share, pursuant to an Investment Agreement between Crocs and Blackstone, dated December 28, 2013. In connection with the issuance of the Series A preferred stock, Crocs received proceeds of $182.2 million after deducting the issuance discount of $2.0 million and direct and incremental expenses of $15.8 million including financial advisory fees, closing costs, legal expenses and other offering-related expenses. As of March 31, 2016 and December 31, 2015, Crocs had accrued dividends of $3.0 million on the condensed consolidated balance sheets, which were paid in cash to holders of the Series A preferred stock on April 1, 2016 and January 4, 2016, respectively.

13. COMMITMENTS AND CONTINGENCIES

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

The following table summarizes the composition of rent expense under operating leases for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Minimum rentals (1)	$22,456	$24,812
Contingent rentals	2,129	2,077
Less: Sublease rentals	(61)	(59)
Total rent expense	$24,524	$26,830

(1)   Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking and storage fees, which were approximately $2.5 million and $2.3 million during the three months ended March 31, 2016 and 2015, respectively.

Purchase Commitments

As of March 31, 2016 and December 31, 2015, Crocs had firm purchase commitments with certain third party manufacturers of $106.4 million and $158.2 million, respectively.

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

Crocs has three reportable operating segments based on the geographic nature of the Company’s operations: Americas, Asia Pacific, and Europe. Crocs’ “Other businesses” category aggregates insignificant operating segments that do not meet the reportable segment threshold and includes manufacturing operations located in Mexico, Italy and Asia. The composition of the Company’s reportable operating segments is consistent with that used by Crocs’ chief operating decision maker (“CODM”) to evaluate performance and allocate resources.

Each of the reportable operating segments derives its revenues from the sale of footwear and accessories to external customers as well as intersegment sales. Revenues of the ‘Other businesses’ category are primarily made up of intersegment sales. The remaining revenues for ‘Other businesses’ represent non-footwear product sales to external customers. Intersegment sales are not included in the measurement of segment operating income or regularly reviewed by the CODM and are eliminated when deriving total consolidated revenues.

Segment performance is evaluated based on segment results without allocating corporate expenses, or indirect general, administrative, and other expenses. Segment profits or losses include adjustments to eliminate intersegment sales. As such, reconciling items for segment operating income represent unallocated corporate and other expenses as well as intersegment eliminations.

The following tables set forth information related to Crocs’ reportable operating business segments as of and for the three months ended March 31 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues:
Americas	$124,130	$105,769
Asia Pacific	104,502	99,775
Europe	50,336	56,424
Total segment revenues	278,968	261,968
Other businesses	172	225
Total consolidated revenues	$279,140	$262,193

Operating income:
Americas	$16,576	$15,378
Asia Pacific	25,851 (1)	17,335 (1)
Europe	6,523	8,238
Total segment operating income	48,950	40,951

Reconciliation of total segment operating income to income before income taxes:
Other businesses	$(6,074)	$(5,403)
Unallocated corporate and other (2)	(28,633)	(37,910)
Total consolidated operating income (loss)	14,243	(2,362)
Foreign currency transaction gain (loss), net	(1,247)	494
Interest income	216	288
Interest expense	(243)	(219)
Other income (expense), net	82	(331)
Income (loss) before income taxes	$13,051	$(2,130)

Depreciation and amortization:
Americas	$1,478	$1,974
Asia Pacific	1,078	1,213
Europe	780	803
Total segment depreciation and amortization	3,336	3,990
Other businesses	1,710	1,987
Unallocated corporate and other (2)	3,549	3,742
Total consolidated depreciation and amortization	$8,595	$9,719

(1)         Increase of $8.5 million is primarily due to the combined impact of: (i) a $4.7 million increase in revenues, (ii) a $2.2 million decrease in selling, general and administrative expenses, primarily associated with decreases in commissions and marketing expenses, and (iii) a $1.8 million decrease in restructuring charges.

(2)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, restructuring, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies. The decrease in ‘Unallocated corporate and other’ operating loss of $9.3 million is primarily associated with various cost reductions related to the Company’s 2015 reorganization efforts.

15. LEGAL PROCEEDINGS

The Company is currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. In October 2013, CBP issued the final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review and recommends collection of the duties due. Crocs responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection. Additionally, on December 12, 2014, Crocs made an offer to settle CBP’s potential claims and tendered $3.5 million. At this time, it is not possible to determine how long it will take CBP to evaluate Crocs’ offer or to predict whether Crocs’ offer will be accepted. Likewise, if a settlement cannot be reached, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

Crocs is currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, Crocs was notified about the issuance of assessments totaling approximately $4.0 million for the period January 2010 through May 2011. Crocs has disputed these assessments and asserted defenses to the claims. On February 25, 2015, Crocs received additional assessments totaling approximately $9.3 million related to the remainder of the audit period. Crocs has also disputed these assessments and asserted defenses and filed an appeal to these claims. It is anticipated that this matter will take up to several years to be resolved. It is not possible at this time to predict the outcome of this matter.

Where the Company is able to estimate possible losses or ranges of possible losses, the Company estimates that as of March 31, 2016, it is reasonably possible that losses associated with these claims and other disputes could potentially exceed related accrued liabilities of $5.9 million by up to $5.8 million.

Although Crocs is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, Crocs is not party to any other pending legal proceedings that Crocs believes would reasonably have a material adverse impact on its business, financial position, results of operations or cash flows.

16. SUBSEQUENT EVENTS

ASU 2010-09 to ASC Topic 855, Subsequent Events, requires the Company to disclose the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the date the financial statements were issued, and has determined there are no reportable subsequent events.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and its consolidated subsidiaries (collectively, the “Company,” “Crocs,” “we,” “our,” or “us”) are engaged in the design, development, manufacturing, worldwide marketing and distribution of casual lifestyle footwear and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear featuring fun, comfort, color, and functionality. The Company, a Delaware corporation, is the successor of a Colorado corporation of the same name, and was originally organized in 1999, as a limited liability company. Our products include footwear and accessories that utilize our proprietary closed-cell resin, called Croslite, as well as casual lifestyle footwear that use a range of materials. Our Croslite material enables us to produce innovative, lightweight, non-marking, and odor-resistant footwear. We currently sell our products in more than 65 countries through domestic and international retailers and distributors, and directly to consumers through our company-operated retail stores, outlets, webstores, and kiosks.

Since the initial introduction of our popular Beach and Crocs Classic designs in 2002, we have expanded our classic products to include a variety of new styles and products including clogs, sandals, wedges, flats, sneakers, and boots. Going forward, we are focusing on our core molded footwear heritage, as well as developing innovative casual lifestyle footwear. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including family footwear stores, department stores, sporting goods stores and traditional footwear retailers, as well as a variety of specialty and independent retail channels, and via the internet. Our goal is to deliver world-class product assortments for the family with all of the comfort features and benefits for which Crocs is known. We have discontinued our non-core products in order to focus on growing our core-molded heritage category while developing more compelling casual footwear platforms.

We have expanded our core molded product line with the addition of dual density technology, warm lined styles, seasonal flips and slides. Licensed style partnerships from Disney, Marvel, Sanrio, Nickelodeon, and Warner Bros., among others, provide popularity to our kids' core line along with our kids-only product innovations, including lights, color-change materials, and interactive elements. We have extended our core product assortment with new styling including 'built for her' and 'built for him' silhouettes, which are offered in multiple color and graphic treatments.

A key differentiating feature of our footwear products is the Croslite material, which is uniquely suited for comfort and functionality. Croslite is carefully formulated to create extremely lightweight, comfortable, and non-marking footwear that conforms to the shape of the foot and increases comfort. Croslite is a closed-cell resin material, which is water resistant, virtually odor free and allows many of our footwear styles to be cleaned simply with water. As we have expanded our product offering, we have incorporated traditional materials, such as textile fabric and leather, into many of our styles; however, we continue to utilize the Croslite material for the foot bed, sole, and other key structural components for many of these styles.

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

Use of Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"), we present current period "non-GAAP selling, general, and administrative expenses", which is a non-GAAP financial measure, within this Management's Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”). Adjusted results exclude the impact of items that management believes affect the comparability or underlying business trends in our condensed consolidated financial statements in the periods presented.

We also present certain information related to our current period results of operations in this MD&A through "constant currency", which is a non-GAAP financial measure and should be viewed as a supplement to our results of operations and presentation of reportable segments under U.S. GAAP. Constant currency represents current period results that have been restated using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Management uses adjusted results to assist in comparing business trends from period to period on a consistent non-GAAP basis in communications with the board of directors (the “Board”), stockholders, analysts, and investors concerning our financial performance. We believe that these non-GAAP measures are useful to investors and other users of our condensed consolidated financial statements as an additional tool to evaluate operating performance. We believe they also provide a useful baseline for analyzing trends in our operations. Investors should not consider these non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Please refer to our 'Results of Operations' within this section for a reconciliation of adjusted selling, general and administrative expenses to GAAP selling, general and administrative expenses.

Financial Highlights

Revenue increased $16.9 million or 6.5% in the three months ended March 31, 2016 compared to the same period in 2015. The increase in revenue was due to the net effect of:  (i) an increase of $25.9 million or 9.9% associated with higher sales volumes, (ii) a decrease of $7.1 million or 2.7% associated with unfavorable exchange rates driven by a stronger U.S. Dollar, and (iii) a $1.9 million or 0.7% decrease associated with lower average sales prices.

The following are significant developments in our businesses during the three months ended March 31, 2016:

•                  The $16.9 million or 6.5% increase in revenues over the three months ended March 31, 2016 compared to the same period in 2015, is inclusive of approximately $9.0 million in increased sales volumes due to improved shipping times, which reduced the number of unfilled orders at quarter end.

•                  We sold 16.3 million pairs of shoes worldwide, an increase of 9.9% compared to the same period in the prior year.

•                  During the three months ended March 31, 2016, cost of sales increased $15.0 million or 11.1% compared to the same period in 2015. The increase in cost of sales was due to the net impact of: (i) a $13.4 million or 9.9% increase due to higher sales volumes, (ii) a $5.9 million or 4.4% increase on a per unit basis, primarily related to higher distribution costs, (iii) a $4.3 million or 3.2% decrease due to the impact of foreign currency translation.

•                  Gross profit increased $2.0 million or 1.6% to $129.4 million and gross margin decreased 230 basis points, to 46.3%, compared to the same period in 2015. This resulted from increased revenue, from higher sales volumes, during the three months ended March 31, 2016 partially offset by a $15.0 million or 11.1% increase in cost of sales for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in cost of sales was due to the net effect of:  (i) an increase of $13.4 million or 9.9% due to higher sales volumes, (ii) an increase of $5.9 million or 4.4% on a per unit basis, primarily related to higher distribution costs, and (iii) a decrease of $4.3 million or 3.2% associated with changes in the exchange rates driven by a stronger U.S. Dollar.

•                  Selling, general and administrative (“SG&A”) expenses decreased $11.1 million or 8.8% for the three months ended March 31, 2016 compared to the same period in 2015. The decrease is primarily due to the combined impact of: (i) a $5.6 million or 4.4% decrease in implementation costs associated with the new ERP system, which was placed into service in 2015, (ii) a $2.1 million or 1.7% decrease due to foreign currency fluctuations, (iii) a $1.3 million or 1.0% decrease in marketing activities, primarily due to timing as we shifted a portion of our marketing efforts from the first quarter to the second quarter of 2016, and (iv) a $1.2 million or 0.9% decrease in reorganization charges.

•                  Net income (loss) attributable to common stockholders increased $12.3 million to net income of $6.4 million compared to net loss of $6.0 million for the same period of 2015. Net earnings per share was $0.07 for the three months ended March 31, 2016 compared to a net loss per share of $0.08 for the three months ended March 31, 2015. These increases were primarily the result of an increase in gross profit, a decrease in selling general and administrative expense, and a decrease associated with the completion of our restructuring efforts in 2015 resulting in zero restructuring costs in the current period compared to restructuring charges of $3.7 million in the same period of 2015.

Future Outlook

During 2016, we intend to continue our strategic plans for long-term improvement and growth of the business. Our plans comprise four key initiatives:  (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure by reducing excess overhead costs and enhancing the decision making process, and (4) closing or converting certain underperforming Crocs branded retail stores around the world.

We believe these changes will better position Crocs to adapt to changing customer demands and global economic developments. We are focusing on our core molded footwear heritage, as well as developing innovative new casual lifestyle footwear platforms. By streamlining the product portfolio and reducing non-core product development, we believe we will create a more powerful consumer connection to the brand.

We are refining our business model around the world, prioritizing direct investment in larger-scale geographies to focus our resources on the demographics with the largest growth prospects, moving away from direct investment in the retail and wholesale businesses in smaller markets and transferring significant commercial responsibilities to distributors and third party agents. Further, we intend to expand our engagement with leading wholesale accounts in select markets to drive sales growth, optimize product placement and enhance brand reputation.

Additionally, we have been addressing the declining collection rates we have experienced from our China operations by limiting or terminating our relationship with distributors who we have identified as being a significant credit risk. We have also been working to:  (i) expand our relationship with distributors with whom we have a positive payment history and who are sufficiently collateralized, (ii) identify new business partners who are in a strong financial position and who have a proven track record, and (iii) supplement our distributor relationships by establishing a retail presence in select markets in China. As of March 31, 2016, we have entered into negotiations to terminate our relationships with certain unprofitable distributors and we have begun negotiations with existing distributors, who have a strong performance history, to open stores in locations being exited by unprofitable distributors. Additionally, we have begun identifying locations where we believe it will be beneficial to supplement our distributor model with company-owned retail stores. We believe we will complete most of these efforts within the second quarter of 2016.

We are unable to predict future economic conditions in China, but if economic conditions in China continue to decline, we may experience further declines in consumer demand in our China markets. As our China operations represent approximately 8.2% of our total revenue, the net impact of declining sales volumes in China could have a material adverse impact on our financial results in future periods.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 to 2015

	Three Months Ended March 31,
	2016	2015	$ Change		% Change
	(in thousands, except per share data and average selling price)
Revenues	$279,140	$262,193	$16,947		6.5%
Cost of sales	149,774	134,823	14,951		11.1
Gross profit	129,366	127,370	1,996		1.6
Selling, general and administrative expenses	114,930	126,069	(11,139)		(8.8)
Asset impairment charges	193	—	193		100.0
Restructuring charges	—	3,663	(3,663)		(100.0)
Income (loss) from operations	14,243	(2,362)	16,605		(703.0)
Foreign currency transaction gain (loss), net	(1,247)	494	(1,741)		(352.4)
Interest income	216	288	(72)		(25.0)
Interest expense	(243)	(219)	(24)		11.0
Other income (expense), net	82	(331)	413		(124.8)
Income (loss) before income taxes	13,051	(2,130)	15,181		(712.7)
Income tax expense	(2,905)	(295)	(2,610)		884.7
Net income (loss)	$10,146	$(2,425)	$12,571		(518.4)%

Dividends on Series A convertible preferred stock	(3,000)	(2,833)	(167)		5.9
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(785)	(721)	(64)		8.9
Net income (loss) attributable to common stockholders	$6,361	$(5,979)	$12,340		(206.4)%

Net income (loss) per common share:
Basic	$0.07	$(0.08)	$0.15		(187.5)%
Diluted	$0.07	$(0.08)	$0.15		(187.5)%
Gross margin	46.3%	48.6%	(230	)bps	(4.7)%
Operating margin	5.1%	(0.9)%	600	bps	(666.7)%
Footwear unit sales	16,268	14,802	1,466		9.9%
Average footwear selling price	$16.85	$17.45	$(0.60)		(3.4)%

Revenues by channel

Wholesale channel revenues. During the three months ended March 31, 2016, revenues from our wholesale channel increased $12.0 million or 6.7%, compared to the same period in 2015. The increase in wholesale channel revenue was due to the net impact of: (i) a $17.4 million or 9.8% increase from higher sales volumes (primarily in the Americas segment), (ii) a $5.1 million or 2.9% decrease due to the unfavorable impact of foreign currency translation, and (iii) a $0.3 million or 0.2% decrease associated with reduced average selling prices.

Retail channel revenues. During the three months ended March 31, 2016, revenues from our retail channel decreased $0.6 million, or 0.8%, compared to the same period in 2015. The decrease in retail channel revenues was due to the net impact of:  (i) a $1.6 million or 2.4% decrease due to the unfavorable impact of foreign currency translation, (ii) a $1.2 million or 1.9% increase associated with higher sales volumes, and (iii) a $0.2 million or 0.3% decrease associated with reduced average selling prices.

E-commerce channel revenues. During the three months ended March 31, 2016, revenues from our e-commerce channel increased $5.5 million or 31.9%, compared to the same period in 2015. The increase in e-commerce revenue was due to the net impact of:  (i) a $7.7 million or 44.6% increase in sales volumes, (ii) a $1.8 million or 10.3% decrease due to lower average selling prices, and (iii) a $0.4 million or 2.4% decrease associated with the unfavorable impact of foreign currency translation.

The following table summarizes our total revenue by channel for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change		Constant Currency Change (1)
	2016	2015	$	%	$	%
	(in thousands)
Wholesale:
Americas	$74,155	$61,176	$12,979	21.2%	$15,104	24.7%
Asia Pacific	77,154	72,497	4,657	6.4%	6,659	9.2%
Europe	39,062	44,653	(5,591)	(12.5)%	(4,611)	(10.3)%
Other businesses	172	225	(53)	(23.6)%	(52)	(23.1)%
Total wholesale	190,543	178,551	11,992	6.7%	17,100	9.6%
Retail:
Americas	35,749	34,617	1,132	3.3%	1,238	3.6%
Asia Pacific	22,519	23,345	(826)	(3.5)%	145	0.6%
Europe	7,555	8,411	(856)	(10.2)%	(336)	(4.0)%
Total retail	65,823	66,373	(550)	(0.8)%	1,047	1.6%
E-commerce:
Americas	14,226	9,976	4,250	42.6%	4,335	43.5%
Asia Pacific	4,829	3,933	896	22.8%	1,074	27.3%
Europe	3,719	3,360	359	10.7%	507	15.1%
Total e-commerce	22,774	17,269	5,505	31.9%	5,916	34.3%
Total revenues	$279,140	$262,193	$16,947	6.5%	$24,063	9.2%

(1)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the three months ended March 31, 2016:

	December 31, 2015	Opened		Closed	March 31, 2016
Company-operated retail locations
Type
Kiosk/store in store	98	2		3	97
Retail stores	275	1		11	265
Outlet stores	186	3		1	188
Total	559	6		15	550
Operating segment
Americas	196	1		1	196
Asia Pacific	261	5		12	254
Europe	102	—	(1)	2	100
Total	559	6		15	550

(1)         Excludes eight retail locations acquired in Austria on March 31, 2016 as no revenue was recognized for those locations in the three months ended March 31, 2016.

The table below sets forth our comparable store sales by reportable operating segment for the three months ended March 31, 2016 and 2015:

	Constant Currency (2)	Constant Currency (2)
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Comparable store sales (retail only) (1)
Americas	2.9%	(5.8)%
Asia Pacific	2.0%	(9.4)%
Europe	7.5%	5.7%
Global	3.1%	(5.3)%

The table below sets forth Direct to Consumer comparable stores sales, which includes our e-commerce and retail operating segments, for the three months ended March 31, 2016 and 2015:

	Constant Currency (2)	Constant Currency (2)
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Direct to Consumer comparable store sales (includes retail and e-commerce) (1)
Americas	12.2%	(4.3)%
Asia Pacific	5.8%	(5.8)%
Europe	9.7%	2.1%
Global	9.9%	(3.7)%

(1)         Comparable store status is determined on a monthly basis. Comparable store sales begin in the thirteenth month of a store's operation. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. Comparable store sales exclude the impact of our internet channel revenues and are calculated on a currency neutral basis using historical annual average currency rates. E-commerce revenue is based on same site sales period over period.

(2)         Reflects quarter over quarter change on a "constant currency" basis, which is a non-GAAP financial measure that restates current period results using prior year foreign exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of foreign currency.

Revenues. Revenue increased $16.9 million or 6.5% in the three months ended March 31, 2016 compared to the same period in 2015. The increase in revenue was due to the net effect of:  (i) an increase of $25.9 million or 9.9% associated with higher sales volumes, (ii) a decrease of $7.1 million or 2.7% associated with unfavorable exchange rates driven by a stronger U.S. Dollar, and (iii) a $1.9 million or 0.7% decrease associated with lower average sales prices.

The $16.9 million or 6.5% increase in revenues over the three months ended March 31, 2016 compared to the same period in 2015, is inclusive of approximately $9.0 million in increased sales volumes due to improved shipping times, which reduced the number of unfilled orders at quarter end.

Cost of sales. During the three months ended March 31, 2016, cost of sales increased $15.0 million or 11.1% compared to the same period in 2015. The increase in cost of sales was due to the net impact of: (i) a $13.4 million or 9.9% increase due to higher sales volumes, (ii) a $5.9 million or 4.4% increase due to increased average costs per unit sold, and (iii) a $4.3 million or 3.2% decrease due to the impact of foreign currency translation.

Gross profit. During the three months ended March 31, 2016, gross profit increased $2.0 million or 1.6% and gross margin decreased 230 basis points, to 46.3%, compared to the same period in 2015. This resulted from increased revenue, from higher sales volumes, during the three months ended March 31, 2016 partially offset by a $15.0 million or 11.1% increase in cost of sales for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in cost of sales was due to the net effect of:  (i) a $12.6 million or 9.9% increase in higher sales volumes, (ii) a $7.8 million or 6.1% decrease associated with a higher average cost per unit in excess of the lower average sales price per unit, and (iii) a $2.8 million or 2.2% decrease due to the impact of foreign currency translation.

Selling, general and administrative expenses. SG&A expenses decreased $11.1 million or 8.8% during the three months ended March 31, 2016 compared to the same period in 2015. This decrease was primarily due to the combined impact of: (i) a $5.6 million or 4.4% decrease in implementation costs associated with the new ERP system, (ii) a $2.1 million or 1.7% decrease due to foreign currency fluctuations, (iv) a $1.3 million or 1.0% decrease in marketing activities, primarily due to timing as we shifted a portion of our marketing efforts from the first quarter to the second quarter of 2016,  (v) a $1.2 million or 0.9% decrease in reorganization charges.

During the three months ended March 31, 2016, our bad debt expense was $0.4 million compared to $1.6 million in the same period in the prior year. None of this amount relates to our China operations for the three months ended March 31, 2016 compared to bad debt expense for China of $0.2 million for the same period in the prior year.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Selling, general and administrative expenses reconciliation:
GAAP selling, general and administrative expenses	$114,930	$126,069
Reorganization charges (1)	(184)	(1,399)
Customs audit settlements (2)	(354)	—
ERP implementation (3)	—	(5,648)
Total selling, general and administrative adjustments	(538)	(7,047)
Non-GAAP selling, general and administrative expenses	$114,392	$119,022

(1)         Relates to severance expenses, bonuses, store closure costs, consulting fees and other expenses related to reorganization activities which began in 2015 and which were completed in this quarter.

(2)         Represents penalties and fees related to the settlement of the customs audit.

(3)         Represents operating expenses related to the implementation of our new ERP system.

Asset impairment charges. During the three months ended March 31, 2016 and 2015, we incurred $0.2 million and zero, respectively, in retail asset impairment charges related to certain underperforming retail locations, primarily in our Americas segment, that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

Foreign currency transaction gain (loss), net. The line item entitled ‘foreign currency transaction gain (loss), net’ is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the three months ended March 31, 2016, we recognized a net loss of $1.2 million compared to a net gain on foreign currency transactions of $0.5 million during the three months ended March 31, 2015.

Income tax expense. During the three months ended March 31, 2016, income tax expense increased $2.6 million compared to the same period in 2015, resulting in a 36% increase in the effective tax rate. The increase in the effective tax rate was driven primarily by an increase in profitability in various jurisdictions, compared to the same period in 2015. Also affecting the rate were losses in various jurisdictions for which tax benefits cannot be recognized because management has determined that it is not more likely than not that the losses will be realized. Our effective tax rate of 22.1% for the three months ended March 31, 2016 differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions.

Comparison of the Three Months Ended March 31, 2016 and 2015 by Segment

The following table sets forth information related to our reportable operating business segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change		Constant Currency Change (2)
	2016	2015	$	%	$	%
	(in thousands, except % data)
Revenues:
Americas	$124,130	$105,769	$18,361	17.4%	$20,677	19.5%
Asia Pacific	104,502	99,775	4,727	4.7%	7,878	7.9%
Europe	50,336	56,424	(6,088)	(10.8)%	(4,440)	(7.9)%
Total segment revenues	278,968	261,968	17,000	6.5%	24,115	9.2%
Other businesses	172	225	(53)	(23.6)%	(52)	(23.1)%
Total consolidated revenues	$279,140	$262,193	$16,947	6.5%	$24,063	9.2%

Operating income:
Americas	$16,576	$15,378	$1,198	7.8%	$1,368	8.9%
Asia Pacific	25,851	17,335	8,516	49.1%	9,095	52.5%
Europe	6,523	8,238	(1,715)	(20.8)%	(1,656)	(20.1)%
Total segment operating income	48,950	40,951	7,999	19.5%	8,807	21.5%

Reconciliation of total segment operating income to income before income taxes:
Other businesses	$(6,074)	$(5,403)	$(671)	12.4%	(820)	15.2%
Unallocated corporate and other (1)	(28,633)	(37,910)	9,277	(24.5)%	9,305	(24.5)%
Total consolidated operating income (loss)	14,243	(2,362)	16,605	(703.0)%	$17,292	(732.1)%
Foreign currency transaction gain (loss), net	(1,247)	494	(1,741)	(352.4)%
Interest income	216	288	(72)	(25.0)%
Interest expense	(243)	(219)	(24)	11.0%
Other income (expense), net	82	(331)	413	(124.8)%
Income (loss) before income taxes	$13,051	$(2,130)	$15,181	(712.7)%

(1)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, restructuring, depreciation and amortization of corporate and other assets not allocated to operating segments and costs of the same nature related to certain corporate holding companies. The decrease in operating loss of $9.3 million is primarily associated with various cost reductions related to with the Company’s 2015 restructuring efforts.

(2)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Americas Operating Segment

Revenue. During the three months ended March 31, 2016 revenues for our Americas segment increased $18.4 million or 17.4% compared to the same period in 2015. The increase in the Americas segment revenue was due to the net impact of:  (i) a $28.6 million or 27.0% increase due to higher sales volumes, (ii) a $7.9 million or 7.4% decrease in average selling prices, and (iii) a $2.3 million or 2.2% decrease due to the unfavorable impact of foreign currency translation.

Cost of Sales. During the three months ended March 31, 2016 cost of sales for our Americas segment increased $17.5 million or 33.6% compared to the same period in 2015. The increase in the Americas segment cost of sales was due to the net impact of: (i) a $14.1 million or 27.0% increase due to higher sales volumes, (ii) a $5.1 million or 9.9% increase due to higher average costs per unit sold, and (iii) a $1.7 million or 3.3% decrease due to the impact of foreign currency translation.

Gross Profit. The combined impact of the increase in the Americas segment revenue and cost of sales resulted in a $0.8 million or 1.5% increase in gross profit during the three months ended March 31, 2016 compared to the same period in 2015. The increase in the Americas segment gross profit was due to the net impact of:  (i) a $14.5 million or 27.0% increase due to higher sales volumes, (ii) a $13.1 million or 24.4% decrease due to the combined impact of lower average sale prices and higher average cost of sales per unit, and (iii) a $0.6 million or 1.1% decrease due to the impact of foreign currency translation.

SG&A. During the three months ended March 31, 2016, SG&A for our Americas segment decreased $0.1 million, or 0.2%, compared to the same period in 2015.

Asia Pacific Operating Segment

Revenue. During the three months ended March 31, 2016, revenues for our Asia Pacific segment increased $4.7 million or 4.7% compared to the same period in 2015. The increase in the Asia Pacific segment revenue was due to the net impact of:  (i) a $9.9 million or 9.9% increase due to higher sales volumes, (ii) a $3.2 million or 3.2% decrease due to the unfavorable impact of foreign currency translation, and (iii) a $2.0 million or 2.0% decrease due to a decrease in average selling prices.

Cost of Sales. During the three months ended March 31, 2016 cost of sales for our Asia Pacific segment increased $0.2 million or 0.4% compared to the same period in 2015. The increase in the Asia Pacific segment cost of sales was due to the net impact of:  (i) a $4.6 million or 9.9% increase due to higher sales volumes, (ii) a $2.9 million or 6.1% decrease due to a lower average costs per unit sold, and (iii) a $1.5 million or 3.4% decrease due to the impact of foreign currency translation.

Gross Profit. The combined impact of the increase in the Asia Pacific segment revenue and cost of sales resulted in a $4.6 million or 8.6% increase in gross profit during the three months ended March 31, 2016 compared to the same period in 2015. The increase in the Asia Pacific segment gross profit was due to the net impact of:  (i) a $5.3 million or 9.9% increase due to higher sales volumes, (ii) a $1.5 million or 2.9% decrease due to the impact of foreign currency translation, and (iii) a $0.8 million or 1.6% increase due to lower average cost per unit in excess of the lower average sales price per unit.

SG&A. During the three months ended March 31, 2016, SG&A for our Asia Pacific segment decreased $2.2 million or 6.5% compared to the same period in 2015. The decrease in SG&A in the Asia Pacific segment was primarily due to the net impact of: (i) a $1.0 million decrease associated with the impact of foreign currency translation, (ii) a $1.7 million decrease in marketing costs, and (iii) an increase of $0.5 million for other expenses.

Europe Operating Segment

Revenue. During the three months ended March 31, 2016, revenues for our Europe segment decreased $6.1 million or 10.8% compared to the same period in 2015. The decrease in the Europe segment revenue was due to the net impact of:  (i) a $6.3 million or 11.2% decrease due to lower sales volumes, (ii) a $1.8 million or 3.3% increase due to an increase in the average selling price, and (iii) a $1.6 million or 2.9% decrease due to the unfavorable impact of foreign currency translation.

Cost of Sales. During the three months ended March 31, 2016, cost of sales for our Europe segment decreased $2.3 million or 7.7% compared to the same period in 2015. The decrease in the Europe segment cost of sales was due to the net impact of:  (i) a $3.4 million or 11.2% decrease due to lower sales volumes, (ii) a $2.0 million or 6.6% increase due to higher average cost per unit sold, and (iii) a $0.9 million or 3.1% decrease due to the impact of foreign currency translation.

Gross Profit. The combined impact of the increase in the Europe segment revenue and cost of sales resulted in a $3.8 million or 14.3% decrease in gross profit during the three months ended March 31, 2016 compared to the same period in 2015. The decrease in the Europe segment gross profit was due to the net impact of:  (i) a $3.0 million or 11.2% decrease due to lower sales volumes, (ii) a $0.7 million or 2.8% decrease due to the impact of foreign currency translation, and (iii) a $0.1 million or 0.3% decrease due to an increase in the average cost per unit sold in excess of the increase in the average selling price.

SG&A. During the three months ended March 31, 2016, SG&A for our Europe segment decreased $0.9 million, or 5.5%, compared to the same period in 2015. The decrease in SG&A for the Europe segment was primarily a result of a $0.7 million or 4.0% decrease associated with the impact of foreign currency translation.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows

Our condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Cash used in operating activities	$(56,938)	$(46,712)	$(10,226)
Cash used in investing activities	(7,690)	(6,213)	(1,477)
Cash provided by (used in) financing activities	4,000	(24,460)	28,460
Effect of exchange rate changes on cash	6,367	(9,429)	15,796
Net decrease in cash and cash equivalents	$(54,261)	$(86,814)	$32,553

During the three months ended March 31, 2016, cash and cash equivalents decreased $54.3 million to $89.1 million compared to $143.3 million at December 31, 2015. The primary drivers of this decrease include the net impact of:  (i) a $69.8 million decrease in cash associated with changes in outstanding accounts receivable, net of allowances, primarily related to seasonal increase in sales volumes, (ii) a $18.5 million increase in cash associated with changes in accounts payable, (iii) a $14.5 million decrease in cash associated with changes in inventories, (iv) a $8.3 million decrease in cash associated with changes in prepaid expenses, (v) a $7.7 million decrease in cash associated with investing activities, primarily due to investments in both retail and non-retail locations and investments in software, (vi) a $7.2 million increase in cash from bank borrowings, net of repayments, and (vii) a decrease in cash due to $3.0 million in dividend payments on our Series A preferred stock.

Operating Activities. The $56.9 million and $46.7 million decrease in cash and cash equivalents from operating activities for the three months ended March 31, 2016 and 2015, respectively, is primarily due to a seasonal increase in working capital during the first quarter of the year. This seasonal increase is associated with the annual release of our new product lines in the first quarter of the year and in preparation for the higher sales volumes we general experience in the first half of each year as compared to the second half of each year. For the three months ended March 31, 2016, our cash position decreased by $69.8 million and $14.4 million due to seasonal increases in outstanding accounts receivable and inventories on hand, respectively. These increases were partially offset by a $18.5 million increase in cash associated with higher accounts payable outstanding as of March 31, 2016. For the three months ended March 31, 2015, our cash position decreased by $78.4 million and $19.0 million, respectively, due to seasonal increases in outstanding accounts receivable and inventories on hand. These increases were partially offset by a $42.8 million increase in cash associated with higher accounts payable outstanding as of March 31, 2015.

The $10.2 million increase in net cash used in operating activities was primarily attributable to the net effect of: (i) a $12.6 million increase in net income compared to the three months ended December 31, 2015, (ii) a $24.3 million decrease associated with the change in accounts payable, (iii) a $10.9 million decrease associated with the change in prepaid expenses and other assets, and (iv) a $8.8 million increase associated with the change in income tax liabilities.

Investing Activities. The $1.5 million increase in cash used in investing activities was primarily attributable to the net impact of: (i) a $2.4 million decrease in cash paid for intangible assets, (ii) a $2.0 million increase associated with the change in restricted cash, and (iii) a $1.9 million increase associated with additional cash paid to purchase property, plant, and equipment.

Financing Activities. The $28.5 million decrease in net cash used in financing activities was primarily attributable to the net impact of: (i) a $20.0 million decrease in cash spent on the purchase of treasury stock, compared to the same quarter of the prior year, (ii) a $20.0 million increase in proceeds from bank borrowings, and (iii) a $11.5 million increase in repayments of bank borrowings and capital lease obligations.

Working Capital

As of March 31, 2016, accounts receivable increased by $73.5 million compared to December 31, 2015. As of March 31, 2016, we had total reserves of $52.3 million compared to total reserves of $49.4 million on December 31, 2015. The increase in reserves was primarily associated with the increase in outstanding accounts receivable. As of March 31, 2016, accounts payable increased $20.0 million compared to December 31, 2015, primarily due to increased product purchases for inventory, associated with the seasonal increase in sales expected during the spring and summer months. Inventories also increased by $17.9 million compared to December 31, 2015 in preparation for the seasonal spring and summer sales increases. Prepaid expenses and other assets increased $9.1 million primarily related to: prepaid payroll, software purchases, and an increase in restricted cash. We also had outstanding borrowings of $8.5 million on our revolving line of credit for the three months ended March 31, 2016. The proceeds from these borrowings were primarily used to fund our seasonal increase in working capital during the first quarter of the year.

Consistent with prior years, we anticipate our net working capital needs will decrease throughout the remainder of 2016, which we believe will result in positive cash flows from operations for the remaining quarters of 2016.

We anticipate our cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we have a revolving credit facility with PNC Bank, National Association ("PNC") as lead lender, which was amended on February 18, 2016, that provides us with up to $75.0 million in borrowing capacity and matures in February 2021 (see Revolving Credit Facility below). As of March 31, 2016, we have borrowed $8.5 million on the revolving credit facility and we have $1.3 million of outstanding letters of credit. The remaining $65.2 million is available to us for future financing needs.

Stock Repurchase Plan Authorizations

We continue to evaluate options to maximize the returns on our cash and to maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock.

On December 26, 2013, the Board approved the repurchase of up to $350.0 million of our common stock, under the 2013 stock repurchase plan, which replaced all of our prior stock repurchase authorizations. The number, price, structure and timing of the repurchases will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our revolving credit facility, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

As of March 31, 2016, we had $118.7 million of remaining common stock repurchase authorizations under our 2013 stock repurchase plan. During the three months ended March 31, 2016, we had no repurchases. Future stock repurchases are subject to the terms of our revolving credit facility, which allows for a maximum of $50.0 million in stock repurchases per year.

Senior Revolving Credit Facility

In December 2011, we entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), with the lenders named therein and PNC, as a lender and administrative agent for the lenders. On February 18, 2016, we entered into the Eleventh Amendment to the Amended and Restated Credit Agreement which primarily: (i) extended the maturity date to February 2021, (ii) resized the borrowing capacity of the facility to $75.0 million, (iii) amended certain definitions of the financial covenants to become more favorable to us, (iv) set the minimum fixed charge coverage ratio to 1.00 to 1.00 through the period ended June 30, 2016 and 1.10 to 1.00 thereafter, (v) set the maximum leverage ratio to 2.50 to 1.00 through the period ended June 30, 2016 and 2.00 to 1.00 thereafter, (vi) allows up to $50.0 million in stock repurchases to be made each fiscal year, subject to certain restrictions, and (vii) limited certain capital expenditures and commitments to an aggregate of $50.0 million per year. Under the terms of the agreement, the above financial covenants are only applicable when borrowings exceed an average of $18.8 million over a 30-day period, starting on the 15th of the last month of each quarter. The Eleventh Amendment also changed the variable lending rate. For domestic base rate loans, including swing loans, the interest rate is equal to a daily base rate plus a margin ranging from 0.50% to 0.75% based on certain conditions. For domestic LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.50% to 1.75% based on certain conditions. As of March 31, 2016, we were in compliance with each of these covenants.

As of March 31, 2016, we were in compliance with each of these covenants: (i) the fixed charge coverage ratio was 3.94 to 1.00, compared to the minimum covenant requirement of 1.00 to 1.00 (ii) the leverage ratio was 0.37 to 1.00, compared to the maximum covenant requirement of 2.50 to 1.00 (iii) stock repurchases were zero, and (iv) capital expenditures and commitments were $11.5 million. For the three months ended March 31, 2016, the weighted average/effective interest rate for outstanding senior revolving credit facility borrowings was 4.0%.

As of March 31, 2016 and December 31, 2015, we had $8.5 million and zero, respectively, of outstanding borrowings under the Credit Agreement. As of both March 31, 2016 and December 31, 2015, we had outstanding letters of credit of $1.3 million, which were reserved against the borrowing base under the terms of the Credit Agreement. As of March 31, 2016 and December 31, 2015, we had $65.2 million and $73.7 million, respectively, of available borrowing capacity. During the three months ended March 31, 2016, Crocs capitalized $0.6 million in fees and third party costs associated with the negotiation of a new debt financing agreement that has not yet been executed. During the three months ended March 31, 2015, Crocs did not capitalize any fees in connection with the Credit Agreement.

Asia Pacific Revolving Credit Facility

On August 28, 2015, we entered into a revolving credit facility agreement with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) as the lender. The revolving credit facility enables us to borrow uncommitted dual currency revolving loan facilities up to RMB 40.0 million, or the USD equivalent, and import facilities up to RMB 60.0 million, or the USD equivalent, with a combined facility limit of RMB 60.0 million. This revolving credit facility supports possible future net working capital needs in China. For loans denominated in USD, the interest rate is 2.1% per annum plus LIBOR for three months or any other period as may be determined by HSBC at the end of each interest period. For loans denominated in RMB, interest equals the one year benchmark lending rate effective on the loan drawdown date set forth by the People’s Bank of China with a 10% mark-up and is payable on the maturity date of the related loan. The revolving credit facility is guaranteed by Crocs, Inc. The revolving credit facility can be canceled or suspended at any time at the discretion of the lender and contains provisions requiring Crocs to maintain compliance with certain restrictive covenants. As of March 31, 2016, the revolving credit facility remained temporarily suspended at the discretion of the lender, and we have no outstanding borrowings under the revolving credit facility.

Long-term Bank Borrowings

On December 10, 2012, we entered into a Master Installment Payment Agreement (“Master IPA”) with PNC in which PNC financed our implementation of a new ERP system, which began in October 2012 and was substantially completed in early 2015. The terms of each note payable, under the Master IPA, consist of a fixed interest rate and payment terms based on the amount borrowed and the timing of activity throughout the implementation of the ERP system. The Master IPA is subject to cross-default, cross-termination, and is coterminous with the Credit Agreement.

As of March 31, 2016 and December 31, 2015, we had $5.0 million and $6.4 million, respectively, of debt outstanding under five separate notes payable, of which $4.2 million and $4.8 million, respectively, represents current installments. As of March 31, 2016, the notes bear interest rates ranging from 2.45% to 2.79% and have maturities ranging from September 2016 to September 2017.

Capital Assets

During the three months ended March 31, 2016, net capital assets acquired, inclusive of intangible assets, were $5.9 million compared to $6.5 million during the three months ended March 31, 2015.

Repatriation of Cash

We have cash balances located in various countries and denominations associated with our international operations. Fluctuations in foreign currency exchange rates impact the results of our operations and cash positions. Future fluctuations in foreign currencies may have a material impact on our cash flows and capital resources. Cash balances held in foreign countries may have additional restrictions and covenants that could adversely impact our liquidity and our ability to timely access and transfer cash balances between entities.

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested; however, our Board has approved a foreign cash repatriation strategy. As part of this strategy, we repatriated approximately $8.0 million of current earnings during the three months ended March 31, 2016 without a tax impact. Further cash repatriation will depend on future cash requirements in the U.S. As of March 31, 2016, we maintain approximately $128.0 million of foreign earnings for which tax has previously been provided that has not yet been repatriated.

Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries have monetary laws, which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of March 31, 2016, we held $81.8 million of our total $89.1 million cash balance in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $81.8 million, $1.1 million could potentially be restricted, as described above. If the remaining $80.7 million were immediately repatriated to the U.S., no additional tax expense would be incurred as all amounts are currently provided for in our condensed consolidated statement of operations.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2016.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations, outside of discussions regarding constant currency and non-GAAP financial measures, is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 1 - Organization and Basis of Presentation in the accompanying notes to the condensed consolidated financial statements for recently adopted and issued accounting pronouncements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Our exposure to market risk includes interest rate fluctuations in connection with our senior revolving credit facility and certain financial instruments. In addition to the revolving credit facility, we have incurred short- and long-term indebtedness related to the implementation of our ERP system. Borrowings under these debt instruments bear fixed interest rates and therefore, do not have the potential for market risk.

Borrowings under our senior revolving credit facility bear interest at a variable rate. For domestic base rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate plus 0.50%, (ii) prime rate, and (iii) a daily LIBOR rate plus 1.00%. In each case there is an additional margin ranging from 0.50% to 0.75% based on certain conditions. For domestic LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.50% to 1.75% based on certain conditions. Borrowings under the revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of March 31, 2016 and December 31, 2015, there were $8.5 million and zero borrowings, respectively, under the revolving credit facility. If the prevailing market interest rates relative to these borrowings increased or decreased by 10% during the three months ended March 31, 2016, interest expense would have increased or decreased by less than $0.1 million.

Borrowings under the HSBC revolving credit facility bear interest at a variable rate. For loans denominated in USD, the interest rate is 2.1% per annum plus LIBOR for three months or any other period as may be determined by HSBC at the end of each interest period. For loans denominated in RMB, interest equals the one year benchmark lending rate effective on the loan drawdown date set forth by the People’s Bank of China with a 10% mark-up and is payable on the maturity date of the related loan. Borrowings under the HSBC revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. As of March 31, 2016 and December 31, 2015, there were no borrowings under the revolving credit facility as the facility was temporarily suspended. Therefore, we are currently not exposed to market interest rate risk under the HSBC revolving credit facility.

We additionally hold cash equivalents including certificate of deposits, time deposits, and money market funds. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of March 31, 2016, we held $7.7 million in cash equivalents subject to variable interest rates. If the prevailing market interest rates relative to these investments increased or decreased by 10% during the three months ended March 31, 2016, interest income would have increased or decreased by less than $0.1 million.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third party manufacturers in U.S. Dollars. Our ability to sell our products in foreign markets and the U.S. Dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. Dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase or decrease of 1% in value of the U.S. Dollar relative to foreign currencies would have increased or decreased loss before taxes for the three months ended March 31, 2016 by approximately $0.2 million and $0.2 million, respectively. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. Dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced for the three months ended March 31, 2016 and 2015.

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

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts as of March 31, 2016 and December 31, 2015. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	March 31,	December 31,
	2016	2015
	(in thousands)
Foreign currency exchange forward contracts by currency:
Japanese Yen	$109,340	$98,390
Singapore Dollar	54,028	—
Euro	34,625	34,219
South Korean Won	20,719	7,981
British Pound Sterling	20,368	21,859
Australian Dollar	10,248	6,459
Canadian Dollar	8,959	1,980
Mexican Peso	7,382	7,277
Indian Rupee	7,320	5,036
New Taiwan Dollar	4,012	1,798
Russian Ruble	1,903	667
Brazilian Real	1,727	—
Swedish Krona	1,515	1,655
Hong Kong Dollar	668	668
South African Rand	—	6,402
Total notional value, net	$282,814	$194,391

Latest maturity date	April 2016	January 2016

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2016. This is done to ensure information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management concluded our internal control over financial reporting was ineffective as of December 31, 2015 as management identified material weaknesses, as further described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following control deficiencies that constitute individually, or in the aggregate, material weaknesses in our internal control over financial reporting as disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015:

Financial Close Process.    We identified deficiencies related to the operating effectiveness of controls over the completeness and accuracy of our review and approval of certain journal entries and period end adjusting entries. In addition, we did not consistently maintain or perform on a timely basis our control procedures over certain account analyses, data integrity, documentation, review, and approval of year-end accounting entries to ensure the accuracy and completeness of the entries recorded. We also identified deficiencies regarding the review and approval of our income tax entries related to our deferred income tax accounts and the related impacts on income tax expense or benefit.

We also lacked a sufficient balance of personnel commensurate with our financial close reporting requirements. If not corrected, these controls could impact the accuracy and completeness of our financial statements.

Inventory Accounting Controls.    We identified deficiencies related to the operating effectiveness of our controls to ensure the existence, valuation, accuracy, and completeness of inventory on hand. Specifically, our physical inventory procedures were not performed with sufficient consistency to ensure the underlying quantities were accurate. Additionally, our cost absorption control procedures were not consistently maintained or performed on a timely basis in accordance with Company policy, to ensure inventory was properly valued. If not corrected, these ineffective controls could impact the accuracy and completeness of our cost of sales and inventory balances.

Management has concluded our internal control over financial reporting remains ineffective as of March 31, 2016, as these material weaknesses, disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not been remediated.

Notwithstanding the material weaknesses, management has concluded the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for each of the periods presented.

Plans for Remediation of Material Weaknesses

Management has formed a task force to ensure the timely remediation of the identified material weaknesses. The task force includes key internal resources as well as third party service providers with expertise in internal control remediation.  Management has directed our internal resources and our third party service providers to work in partnership to execute the following initiatives to address each of the identified material weaknesses:

Financial Close Process.    Management has directed our internal and third party resources to execute the following initiatives to remediate the financial close process material weakness:

•                  Enhance our control procedures for manual journal entries to ensure all entries are properly supported, reviewed, and documented;

•                  Enhance our global account reconciliation procedures to ensure all key accounts are properly reconciled on a timely basis and to ensure reconciliations are properly documented and reviewed;

•                  Assess the internal structure of our tax department to ensure we have a sufficient complement of talent to ensure all entries are appropriately reviewed and approved in a timely manner;

•                  Assess the organizational structure of our accounting department to identify opportunities to improve the efficiency and effectiveness of our control procedures;

•                  Provide training to all accounting process owners regarding policies and controls over account analysis, documentation, review, and approval of manual journal entries, and data integrity procedures.

Inventory Accounting Controls.    Management has directed our internal and third party resources to execute the following initiatives to remediate the inventory accounting controls material weakness:

•                  Enhance our cycle count procedures to ensure all counts performed and adjustments recorded are appropriately documented in the warehouse management system;

•                  Enhance our inventory reconciliation procedures to ensure the warehouse management system is appropriately reconciled to the general ledger on a daily basis;

•                  Provide training to our supply chain personnel to ensure inventory control procedures are adequate, performed timely, and are properly recorded in accordance with our policies.

Management has expanded our inventory management team by adding key personnel who will be directing our inventory control remediation efforts.

Our remediation efforts were ongoing during the three months ended March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

The Company is currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. In October 2013, CBP issued the final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review and recommends collection of the duties due. Crocs responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection. Additionally, on December 12, 2014, Crocs made an offer to settle CBP’s potential claims and tendered $3.5 million. At this time, it is not possible to determine how long it will take CBP to evaluate Crocs’ offer or to predict whether Crocs’ offer will be accepted. Likewise, if a settlement cannot be reached, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

Crocs is currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, Crocs was notified about the issuance of assessments totaling approximately $4.0 million for the period January 2010 through May 2011. Crocs has disputed these assessments and asserted defenses to the claims. On February 25, 2015, Crocs received additional assessments totaling approximately $9.3 million related to the remainder of the audit period. Crocs has also disputed these assessments and asserted defenses and filed an appeal to these claims. It is anticipated that this matter will take up to several years to be resolved. It is not possible at this time to predict the outcome of this matter.

Although Crocs is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, Crocs is not party to any other pending legal proceedings that Crocs believes would reasonably have a material adverse impact on its business, financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			of Shares (or Units)	Value of Shares or Units
	Total Number	Average	Purchased as	That May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
	(or Units)	per Share	Announced Plans	Plans or Programs
Period	Purchased	(or Unit)	or Programs (1)	(in thousands) (1)
January 1, 2016 to January 31, 2016	—	$—	—	$118,675
February 1, 2016 to February 29, 2016	—	$—	—	$118,675
March 1, 2016 to March 31, 2016	—	$—	—	$118,675
Total	—	$—	—	$118,675

(1)         On December 26, 2013, the board of directors approved the repurchase of up to $350.0 million of our common stock, which was announced on December 30, 2013. This authorization replaced our previous stock repurchase authorizations. During the three months ended March 31, 2016, we had no repurchases of shares under our publicly-announced repurchase plan. As of March 31, 2016, approximately $118.7 million of shares remained available for repurchase under our share repurchase authorization. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our revolving credit facility, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The board of directors may suspend, modify, or terminate the repurchase program at any time without prior notice.

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

10.1

Eleventh Amendment to Amended and Restated Credit Agreement, dated February 18, 2016, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.30 to Crocs, Inc.’s Annual Report on Form 10-K, filed February 29, 2016).

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

CROCS, INC.

Date: May 10, 2016	By:	/s/ Carrie Teffner
		Name:	Carrie Teffner
		Title:	Executive Vice President and Chief
Financial Officer