Form 10-Q
period 2016-06-30
Crocs, Inc.
filed 2016-08-05
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 31, 2016, Crocs, Inc. had 73,485,284 shares of its $0.001 par value common stock outstanding.

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

Crocs, Inc.

Table of Contents to the Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2016

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$323,828	$345,671	$602,968	$607,864
Cost of sales	154,188	155,801	303,962	290,624
Gross profit	169,640	189,870	299,006	317,240
Selling, general and administrative expenses	148,463	168,636	263,393	294,705
Asset impairment charges	572	2,075	765	2,075
Restructuring charges	—	2,810	—	6,473
Income from operations	20,605	16,349	34,848	13,987
Foreign currency transaction gain (loss), net	(1,700)	(217)	(2,947)	277
Interest income	164	196	380	484
Interest expense	(234)	(260)	(477)	(479)
Other expense, net	(189)	(80)	(107)	(411)
Income before income taxes	18,646	15,988	31,697	13,858
Income tax expense	(3,109)	(2,562)	(6,014)	(2,857)
Net income	$15,537	$13,426	$25,683	$11,001

Dividends on Series A convertible preferred stock	$(3,000)	$(3,000)	$(6,000)	$(5,833)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(802)	(736)	(1,587)	(1,457)
Net income attributable to common stockholders	$11,735	$9,690	$18,096	$3,711
Net income per common share:
Basic	$0.13	$0.11	$0.21	$0.04
Diluted	$0.13	$0.11	$0.20	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$15,537	$13,426	$25,683	$11,001
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	1,871	6,297	6,671	(17,567)
Total comprehensive income (loss)	$17,408	$19,723	$32,354	$(6,566)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except number of shares)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$146,662	$143,341
Accounts receivable, net of allowances of $55,953 and $49,364, respectively	134,155	83,616
Inventories	169,853	168,192
Income tax receivable	10,184	10,233
Other receivables	21,266	14,233
Prepaid expenses and other assets	31,270	26,334
Total current assets	513,390	445,949
Property and equipment, net	46,409	49,490
Intangible assets, net	77,393	82,297
Goodwill	2,561	1,973
Deferred tax assets, net	6,612	6,608
Other assets	20,031	21,703
Total assets	$666,396	$608,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,429	$63,336
Accrued expenses and other liabilities	105,404	92,573
Income taxes payable	8,793	6,416
Current portion of borrowings and capital lease obligations	4,993	4,772
Total current liabilities	192,619	167,097
Long-term income tax payable	4,810	4,547
Long-term borrowings and capital lease obligations	329	1,627
Other liabilities	13,606	13,120
Total liabilities	211,364	186,391
Commitments and contingencies:
Series A convertible preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 200,000 shares issued and outstanding, redemption amount and liquidation preference of $203,000 and $203,000 as of June 30, 2016 and December 31, 2015, respectively	177,244	175,657

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 4,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 93,760,311 and 73,481,889 shares issued and outstanding, respectively, as of June 30, 2016 and 93,101,007 and 72,851,418 shares issued and outstanding, respectively, as of December 31, 2015	95	94
Treasury stock, at cost, 20,278,422 and 20,249,589 shares as of June 30, 2016 and December 31, 2015, respectively	(284,176)	(283,913)
Additional paid-in capital	359,554	353,241
Retained earnings	246,557	227,463
Accumulated other comprehensive loss	(44,242)	(50,913)
Total stockholders’ equity	277,788	245,972
Total liabilities and stockholders’ equity	$666,396	$608,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$25,683	$11,001
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,031	19,108
Unrealized gain on foreign exchange, net	(4,884)	(180)
Deferred income taxes	211	71
Asset impairment charges	765	2,075
Provision for doubtful accounts, net	591	6,220
Share-based compensation	5,898	6,492
Other non-cash items	118	92
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(47,129)	(80,201)
Inventories	2,148	(15,862)
Prepaid expenses and other assets	(7,533)	(3,347)
Accounts payable	8,920	43,383
Accrued expenses and other liabilities	15,573	18,122
Income taxes	2,426	(10,025)
Cash provided by (used in) operating activities	19,818	(3,051)
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(10,280)	(4,176)
Proceeds from disposal of property and equipment	2,428	—
Cash paid for intangible assets	(2,561)	(5,496)
Change in restricted cash	(845)	531
Cash used in investing activities	(11,258)	(9,141)
Cash flows from financing activities:
Proceeds from bank borrowings	29,582	—
Repayments of bank borrowings and capital lease obligations	(30,662)	(2,630)
Dividends - Series A preferred stock	(6,000)	(5,900)
Deferred debt issuance costs	(466)	(57)
Issuances of common stock	366	959
Purchase of treasury stock, net of issuances	—	(42,727)
Repurchase of common stock for tax withholding	(263)	(261)
Cash used in financing activities	(7,443)	(50,616)
Effect of exchange rate changes on cash	2,204	(7,425)
Net change in cash and cash equivalents	3,321	(70,233)
Cash and cash equivalents - beginning of period	143,341	267,512
Cash and cash equivalents - end of period	$146,662	$197,279

Supplemental disclosure of cash flow information - cash paid during the period for:
Interest, net of capitalized interest	$275	$479
Income taxes	$6,403	$13,371
Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends	$3,000	$3,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, these financial statements do not include all information required for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our 2015 consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Transactions with Affiliates

The Company receives inventory count services from RGIS, LLC (“RGIS”), a wholly-owned subsidiary of Blackstone Capital Partners VI L.P. (“Blackstone”), which currently beneficially owns 99.99% of the outstanding shares of Company’s series A convertible preferred stock (“Series A Preferred Stock”), which is convertible into approximately 15.8% of the Company’s common stock as of June 30, 2016. Two Blackstone representatives also serve on the Company’s board of directors (the “Board”). During the six months ended June 30, 2016 and 2015, Crocs paid $0.4 million and $0.2 million, respectively to RGIS for services received.

Recently Issued Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This standard is effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact of the adoption of this standard on its condensed consolidated financial statements.

Stock Compensation

In March 2016, the FASB” issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718), which is intended to increase simplification of accounting for equity share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard is effective for annual periods (including interim periods) beginning after December 15, 2016, with early adoption permitted.

Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating the expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently assessing the impact of adoption of this standard on its condensed consolidated financial statements.

Prepaid Stored-Value Products

In March 2016, the FASB issued ASU No. 2016-04, Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This update aligns recognition of the financial liabilities related to prepaid stored-value products (for example, prepaid gift cards), with Topic 606, Revenue from Contracts with Customers, for non-financial liabilities. In general, certain of these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. This standard is effective for annual periods (including interim periods) beginning after December 15, 2017, with early adoption permitted. At adoption, this update will be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. The Company is currently assessing the adoption method and the impact that adopting this new accounting standard will have on its condensed consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. This update revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing a company’s right to use the underlying asset for the lease term in the balance sheet. The distinction between finance and operating leases has not changed and the update does not significantly change the effect of finance and operating leases on the statement of operations. This standard is effective for annual periods (including interim periods) beginning after December 15, 2018, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently assessing the impact of adoption of this standard on its condensed consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01: Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for fiscal years beginning after December 15, 2017. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on its condensed consolidated financial statements.

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

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and is effective for fiscal years beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15: Interest — Imputation of Interest (Subtopic 835-30), which relates to the presentation of debt issuance costs associated with line-of-credit arrangements. This standard clarifies the guidance set forth in FASB ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The new pronouncement clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The Company considered this clarification in conjunction with the adoption of FASB ASU 2015-03, which occurred during the three months ended March 31, 2016. These pronouncements do not have a material impact on the Company’s condensed consolidated financial statements. In adopting ASU 2015-15, the Company elected to present debt issuance costs related to line-of-credit arrangements as an asset.

Share-Based Payments

In June 2014, the FASB issued ASU 2014-12 in response to the EITF consensus on Issue 13-D. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. This ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. During the three months ended March 31, 2016, the Company adopted this pronouncement, which did not have a material impact on its condensed consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09: Revenue from Contracts with Customers (Topic 606) by the FASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that this pronouncement will have on its condensed consolidated financial statements. The Company has not yet selected a transition method or determined the effect of the standard on financial reporting once the standard is effective.

In May 2016, the FASB issued ASU 2016-12: Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides narrow scope improvements and practical expedients related to ASU 2014-09: Revenue from Contracts with Customers (Topic 606). The purpose of ASU 2016-12 is to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The standard has the same effective date as ASU 2014-09 described above. The Company is currently evaluating the impact that this pronouncement will have on its condensed consolidated financial statements. The Company has not yet selected a transition method or determined the effect of the standard on financial reporting once the standard is effective.

Other new pronouncements issued but not effective until after June 30, 2016 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Asset Impairments

Crocs periodically evaluates all of its long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. The following table summarizes retail asset impairment charges by reportable operating segment for the three and six months ended June 30, 2016 and 2015 related to certain underperforming stores that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over the remaining economic life or lease terms of those assets:

	Three Months Ended June 30,
	2016		2015
	Impairment Charge	Number of Stores (1)	Impairment Charge	Number of Stores (1)
	(in thousands, except store count data)
Americas	$532	3	$686	4
Asia Pacific	14	1	515	8
Europe	26	2	874	7
Total asset impairment	$572	6	$2,075	19

	Six Months Ended June 30,
	2016		2015
	Impairment Charge	Number of Stores (1)	Impairment Charge	Number of Stores (1)
	(in thousands, except store count data)
Americas	$701	5	$686	4
Asia Pacific	38	4	515	8
Europe	26	2	874	7
Total asset impairment	$765	11	$2,075	19

(1)         Represents stores with partially and fully depreciated assets.

Depreciation

Depreciation is computed using the straight-line method based on the assets’ estimated useful life, which typically ranges from two to five years. During the three months ended June 30, 2016 and 2015, Crocs recorded $3.9 million and $4.3 million, respectively, in depreciation expense of which $0.4 million for both periods was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. During the six months ended June 30, 2016 and 2015, Crocs recorded $7.6 million and $9.0 million, respectively, in depreciation expense of which $0.8 million and $1.0 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, accumulated depreciation was $103.1 million and $97.7 million, respectively.

Accounts Receivable

Accounts receivable represent amounts due from customers. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, and do not bear interest. Crocs uses its best estimate to determine the required allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, economic trends and conditions affecting the Company’s customer base, and historical collection experience. Specific provisions are recorded for individual receivables when the Company becomes aware of a customer’s inability to meet its financial obligations.

3. INVENTORIES

The following table summarizes inventories by major classification as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Finished goods	$164,858	$162,341
Raw materials	4,465	4,933
Work-in-progress	530	918
Total inventories	$169,853	$168,192

4. GOODWILL & INTANGIBLE ASSETS

The following table summarizes the goodwill and identifiable intangible assets as of June 30, 2016, and December 31, 2015:

	June 30, 2016					December 31, 2015
	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	(in thousands)
Capitalized software	$166,777	(1)	$(91,287	)(2)	$75,490	$162,700	(1)	$(82,596	)(2)	$80,104
Customer relationships (3)	4,103		(4,103)		—	4,016		(4,016)		—
Patents, copyrights, and trademarks	6,902		(5,303)		1,599	6,892		(5,135)		1,757
Core technology (3)	3,746		(3,746)		—	3,498		(3,498)		—
Other	636		(636)		—	776		(637)		139
Total finite lived intangible assets	182,164		(105,075)		77,089	177,882		(95,882)		82,000
Indefinite lived intangible assets (3)	304		—		304	297		—		297
Goodwill (4)	2,561		—		2,561	1,973		—		1,973
Goodwill and intangible assets	$185,029		$(105,075)		$79,954	$180,152		$(95,882)		$84,270

(1)         Includes $4.1 million of software held under a capital lease classified as capitalized software as of both June 30, 2016, and December 31, 2015.

(2)         Includes $3.4 million and $3.1 million of accumulated amortization of software held under a capital lease as of June 30, 2016, and December 31, 2015, respectively, and is amortized using the straight-line method over the useful life.

(3)         Change is due to the impact of foreign currency translation.

(4)         Includes $0.5 million associated with the acquisition of operations in Austria on March 31, 2016. The remainder of the increase is associated with the impact of foreign currency translation.

The following table summarizes estimated future annual amortization of intangible assets as of June 30, 2016:

Amortization
Fiscal years ending December 31,	(in thousands)
2016 (remainder of year)	$10,590
2017	17,389
2018	15,392
2019	13,777
2020	11,508
Thereafter	8,433
Total	$77,089

During the three months ended June 30, 2016 and 2015, amortization expense recorded for intangible assets with finite lives was $4.5 million and $5.1 million, respectively, of which $1.3 million and $1.6 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. During the six months ended June 30, 2016 and 2015, amortization expense recorded for intangible assets with finite lives was $9.4 million and $10.1 million, respectively, of which $2.7 million and $3.0 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, accumulated amortization was $105.1 million and $95.9 million, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Accrued compensation and benefits	$25,563	$20,973
Professional services	15,608	15,019
Sales/use and VAT tax payable	15,134	7,018
Fulfillment, freight and duties	14,603	14,776
Accrued rent and occupancy	8,248	7,639
Deferred revenue and royalties payable	7,411	1,430
Derivatives Liability	4,137	55
Customer deposits	3,797	3,236
Dividend payable	3,000	3,000
Accrued legal liabilities	1,526	1,971
Travel and entertainment liabilities	1,100	2,150
Accrued loss on disposal group (1)	—	6,743
Other (2)	5,277	8,563
Total accrued expenses and other current liabilities	$105,404	$92,573

(1)   The December 31, 2015 amount represents accrued losses related to the South Africa disposal group. The sale of the South Africa operations was completed on April 15, 2016 and the associated gain on disposal was immaterial.

(2)   The amounts in ‘Other’ consist of various accrued expenses, of which no individual item accounted for more than 5% of the total balance as of June 30, 2016 or December 31, 2015.

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

U.S. GAAP provides for a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The following table summarizes, for assets or liabilities measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy:

		Fair Value Measurement at Reporting Date Using
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents:
Deposits	$4,682	$4,682	$—	$—

Prepaid expenses and other assets:
Restricted deposits	2,346	2,346	—	—
Total assets	$7,028	$7,028	$—	$—

Accrued expenses and other liabilities:
Foreign currency derivative liability	$4,137	$—	$4,137	$—

		Fair Value Measurement at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents:
Deposits	$6,174	$6,174	$—	$—

Prepaid expenses and other assets:
Restricted deposits	1,310	1,310	—	—
Total assets	$7,484	$7,484	$—	$—

Accrued expenses and other liabilities:
Foreign currency derivative liability	$55	$—	$55	$—

Non-Recurring Fair Value Measurements

The majority of the Company’s non-financial instruments, inventories, property and equipment, and intangible assets, are Level 3 assets and are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment and the carrying value is not recoverable, the carrying value would be adjusted to the lower of its cost or fair value and an impairment charge would be recorded. During the three and six months ended June 30, 2016, Crocs recorded $0.6 million and $0.8 million, respectively, in impairment charges associated with the Company’s retail locations. During both the three and six months ended June 30, 2015, Crocs recorded $2.1 million in impairment charges associated with the Company’s retail locations. During the three and six months ended June 30, 2016 and 2015, Crocs had no impairment charges related to inventories.

7. DERIVATIVE FINANCIAL INSTRUMENTS

Crocs transacts business in various foreign countries and is therefore exposed to foreign currency exchange rate risk inherent in revenues, expenses, and monetary assets and liabilities denominated in non-functional currencies. In general, Crocs enters into foreign currency exchange forward contracts and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. As these derivative instruments do not qualify as hedging instruments under the accounting standards for derivatives and hedging, they are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in ‘Foreign currency transaction gain (loss), net’ in the condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, Crocs had associated liability balances reported in ‘Accrued expenses and other liabilities’ on the condensed consolidated balance sheet. For purposes of the cash flow statement, Crocs classifies the cash flows from derivative instruments at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within ‘Cash provided by (used in) operating activities’.

The following table summarizes the notional amounts of outstanding foreign currency exchange contracts as of June 30, 2016 and December 31, 2015. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the foreign currency exchange risks.

	June 30, 2016	December 31, 2015
	(in thousands)
Foreign currency exchange forward contracts by currency:
Japanese Yen	$183,990	$98,390
Singapore Dollar	62,629	—
Euro	46,076	34,219
South Korean Won	20,290	7,981
British Pound Sterling	18,569	21,859
Canadian Dollar	11,510	1,980
Mexican Peso	10,933	7,277
Australian Dollar	7,736	6,459
Indian Rupee	6,461	5,036
New Taiwan Dollar	5,924	1,798
Russian Ruble	3,692	667
Brazilian Real	2,584	—
Swedish Krona	1,663	1,655
Hong Kong Dollar	667	668
South African Rand	—	6,402
Total notional value, net	$382,724	$194,391

Latest maturity date	July 2016	January 2016

The following table presents the amounts affecting the condensed consolidated statements of operations from derivative instruments and exposure from day-to-day business transactions in various foreign currencies for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Foreign currency gain (loss)	$6,503	$(1,597)	$8,765	$4,620
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards gain (loss)	(8,203)	1,380	(11,712)	(4,343)
Foreign currency transaction gain (loss), net	$(1,700)	$(217)	$(2,947)	$277

The line ‘Foreign currency transaction gain (loss), net’ on the condensed consolidated statements of operations includes both realized and unrealized gains/losses from underlying foreign currency activity and derivative contracts. These gains and losses are reported on a net basis.

8. REVOLVING CREDIT FACILITY & BANK BORROWINGS

Senior Revolving Credit Facility

In December 2011, Crocs entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders. On February 18, 2016, the Company entered into the Eleventh Amendment to the Credit Agreement which, primarily: (i) extended the maturity date to February 2021, (ii) resized the borrowing capacity of the facility to $75.0 million, (iii) amended certain definitions of the financial covenants to become more favorable to the Company, (iv) set the minimum fixed charge coverage ratio to 1.00 to 1.00 through the period ended June 30, 2016 and 1.10 to 1.00 thereafter, (v) set the maximum leverage ratio to 2.50 to 1.00 through the period ended June 30, 2016 and 2.00 to 1.00 thereafter, (vi) allows up to $50.0 million in stock repurchases to be made each fiscal year, subject to certain restrictions, and (vii) limited certain capital expenditures and commitments to an aggregate of $50.0 million per year. The Eleventh Amendment also changed the variable lending rates. For domestic base rate loans, including swing loans, the interest rate is equal to a daily base rate plus a margin ranging from 0.50% to 0.75% based on certain conditions. For domestic LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.50% to 1.75% based on certain conditions.

On June 13, 2016, Crocs entered into the Twelfth Amendment to the Credit Agreement, which primarily increased the borrowing capacity of the facility from $75.0 million to $80.0 million. Under the terms of the Credit Agreement, the above financial covenants are only applicable when average borrowings exceed $20.0 million over a 30-day period, starting on the 15th day of the last month of each quarter.

As of June 30, 2016, the Company was in compliance with each of its financial covenants under the Credit Agreement, with actual calculations as follows: (i) the fixed charge coverage ratio (which is calculated as adjusted EBITDA plus fixed charges before tax for a rolling four quarters divided by fixed charges before tax plus interest for a rolling four quarters) was 3.41 to 1.00, compared to the minimum allowable amount of 1.00 to 1.00 (ii) the leverage ratio (which is calculated as consolidated indebtedness divided by adjusted EBITDA for a rolling four quarters) was 0.23 to 1.00, compared to the maximum allowable amount of 2.50 to 1.00 (iii) stock repurchases were zero, and (iv) capital expenditures and commitments were $24.0 million. For the three and six months ended June 30, 2016, the weighted average/effective interest rate for outstanding borrowings under the Credit Agreement was 2.75% and 3.15%, respectively. The Company currently anticipates remaining in compliance with each of its debt covenant obligations for the foreseeable future.

As of both June 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under the Credit Agreement. As of both June 30, 2016 and December 31, 2015, the Company had outstanding letters of credit of $1.3 million, which were reserved against the borrowing base under the terms of the Credit Agreement. As of June 30, 2016 and December 31, 2015, the

Company had $78.7 million and $73.7 million, respectively, of available borrowing capacity. During the three and six months ended June 30, 2016, Crocs capitalized less than $0.1 million and $0.6 million, respectively, in fees and third party costs as deferred financing costs associated with the Credit Agreement and the negotiation of a new debt financing agreement that has not yet been executed. The short-term portion of these fees is recorded in the ‘Prepaid expenses and other assets’ account and the long-term portion is recorded in the ‘Other assets’ accounts.

Asia Pacific Revolving Credit Facility

On August 28, 2015, a Crocs subsidiary entered into a revolving credit facility agreement with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) as the lender. The revolving credit facility enables Crocs to borrow uncommitted dual currency revolving loan facilities up to RMB 40.0 million, or the USD equivalent, and import facilities up to RMB 60.0 million, or the USD equivalent, with a combined facility limit of RMB 60.0 million. For loans denominated in USD, the interest rate is 2.1% per annum plus LIBOR for three months or any other period as may be determined by HSBC at the end of each interest period. For loans denominated in RMB, interest equals the one year benchmark lending rate effective on the loan drawdown date set forth by the People’s Bank of China with a 10% mark-up and is payable on the maturity date of the related loan. The revolving credit facility can be canceled or suspended at any time at the discretion of the lender and contains provisions requiring Crocs to maintain compliance with certain restrictive covenants. As of June 30, 2016 and December 31, 2015, the revolving credit facility remained suspended at the discretion of the lender and Crocs had no outstanding borrowings or borrowings available under the revolving credit facility.

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

As of June 30, 2016 and December 31, 2015 Crocs had $3.7 million and $6.4 million, respectively, of debt outstanding under five separate notes payable, of which $3.4 million and $4.8 million, respectively, represent current installments. As of June 30, 2016, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017.

The components of the Company’s consolidated debt and capital lease obligations as of June 30, 2016 and December 31, 2015 are as follows:

		Unused Borrowing Capacity (2)					Carrying Value (3)
	Weighted Average Interest Rate (1)	Borrowing Currency			U.S.D. Equivalent		June 30, 2016		December 31, 2015
		(in thousands)
Debt obligations
Senior revolving credit facility	Base rate plus 0.50% - 0.75% LIBOR plus 1.50% - 1.75%	$78,697		(4)	$78,697	(4)	$—		$—
Asia Pacific revolving credit facility	LIBOR plus 2.10%	RMB	—	(5)	—	(5)	—		—
Long-term bank borrowings	2.64%	—			—		3,687		6,375
Other term debt financing	1.90%	—			—		1,612	(6)	—
Total					$78,697		5,299		6,375
Capital lease obligations							23		24
Total debt and capital lease obligations							$5,322		$6,399
Current maturities							$4,993		$4,772
Long-term debt and capital lease obligations							$329		$1,627

(1)         Carrying value represents the weighted average interest rate in effect at June 30, 2016 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of the derivative instruments, deferred financing costs, original issue premiums or discounts, and commitment fees, all of which affect Crocs’ overall cost of borrowing.

(2)         Unused borrowing capacity represents the maximum available under the applicable facility at June 30, 2016 without regard to covenant compliance calculations or other conditions precedent to borrowing.

(3)         As the interest rate of each credit agreement is variable, typically based on either the base rate plus an additional margin or the daily LIBOR rates plus an additional margin, the estimated fair value of each debt instrument approximates its carrying value.

(4)          On February 18, 2016, the Company entered into the Eleventh Amendment to the Credit Agreement, which, among other things, resized the borrowing capacity of the facility to $75.0 million. On June 13, 2016, the Company entered into the Twelfth Amendment to the Credit Agreement, which increased the borrowing capacity of the facility to $80.0 million. As of June 30, 2016, the unused borrowing capacity was reduced by $1.3 million of outstanding letters of credit.

(5)         As of June 30, 2016, the Asia Pacific revolving credit facility remained suspended.

(6)         This amount is associated with short term vendor financing arrangements.

The maturities of the Company’s debt obligations as of June 30, 2016 are presented below:

June 30, 2016
(in thousands)
Maturities of debt and capital lease obligations
2016 (remainder of year)	$2,974
2017	2,339
2018	5
2019	4
2020	—
Thereafter	—
Total principal debt and capital lease maturities	$5,322
Current portion	$4,993
Non-current portion	$329

9. SHARE-BASED COMPENSATION

Share-based compensation expense is based on the grant date fair value and is recognized on a straight-line basis over the applicable vesting period. During the three months ended June 30, 2016 and 2015, Crocs recorded $3.1 million and $3.5 million, respectively, of pre-tax share-based compensation expense, of which $2.9 million and $3.3 million, respectively, is included in selling, general and administrative expense, and the remainder for both periods included in cost of sales on the condensed consolidated statements of operations. During the six months ended June 30, 2016 and 2015, Crocs recorded $5.9 million and $6.5 million, respectively, of pre-tax share-based compensation expense, of which $5.6 million and $6.2 million, respectively, is included in selling, general and administrative expense, and the remainder included in cost of sales on the condensed consolidated statements of operations.

Stock Option Activity

A summary of Crocs’ stock option activity as of and for the three and six months ended June 30, 2016 is presented below:

	Stock Option Shares	Weighted Average Exercise Price
Outstanding as of March 31, 2016	791,561	$15.90
Granted	—	$—
Exercised	(54,350)	$3.88
Forfeited or expired	(32,489)	$18.62
Outstanding as of June 30, 2016	704,722	$16.70

	Stock Option Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	1,295,749	$14.09
Granted	—	$—
Exercised	(91,297)	$4.01
Forfeited or expired	(499,730)	$12.25
Outstanding as of June 30, 2016	704,722	$16.70

As of June 30, 2016, there was $0.5 million of unrecognized compensation expense related to stock options. The expense is expected to be amortized over a weighted average period of 2.24 years.

Restricted Stock Awards and Units Activity

A summary of the Company’s restricted stock award (“RSA”) and restricted stock unit (“RSU”) activity as of and for the three and six months ended June 30, 2016 is presented below:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at March 31, 2016	3,334	$15.00	3,813,082	$9.63
Granted	22,860	$10.28	392,757	$8.68
Vested	(3,334)	$15.00	(59,456)	$14.38
Forfeited	—	$—	(79,238)	$13.08
Unvested at June 30, 2016	22,860	$10.28	4,067,145	$9.40

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	6,667	$15.00	3,088,378	$10.75
Granted	22,860	$10.28	2,239,837	$9.15
Vested	(6,667)	$15.00	(498,395)	$13.17
Forfeited	—	$—	(762,675)	$11.46
Unvested at June 30, 2016	22,860	$10.28	4,067,145	$9.40

The total grant date fair value of RSAs vested during both the three months ended June 30, 2016 and 2015 was less than $1.0 million. The total grant date fair value of RSAs vested during the six months ended June 30, 2016 and 2015 was $0.1 million for both periods. As of June 30, 2016, Crocs had $0.2 million of total unrecognized share-based compensation expense related to non-vested, time-based RSAs, net of expected forfeitures. As of June 30, 2016, the unvested RSAs are expected to be amortized over the remaining weighted average period of 0.93 years.

The total grant date fair value of RSUs vested during the three months ended June 30, 2016 and 2015 was $0.9 million and $0.7 million, respectively. The total grant date fair value of RSUs vested during the six months ended June 30, 2016 and 2015 was $6.6 million and $7.1 million, respectively. As of June 30, 2016, Crocs had $23.2 million of total unrecognized share-based compensation expense related to unvested RSUs, net of expected forfeitures, of which $15.9 million is related to time-based awards and $7.3 million is related to performance-based awards. As of June 30, 2016, the unvested RSUs are expected to be amortized over the remaining weighted average period of 2.07 years, which consists of a remaining weighted average period of 2.01 years related to performance-based awards and a remaining weighted average period of 2.14 years related to time-based awards.

10. INCOME TAXES

During the three months ended June 30, 2016, the Company recognized income tax expense of $3.1 million on pre-tax income of $18.6 million, representing an effective income tax rate of 16.7%. For the three months ended June 30, 2015, the Company recognized income tax expense of $2.6 million on pre-tax income of $16.0 million, representing an effective tax rate of 16.0% During the six months ended June 30, 2016, the Company recognized income tax expense of $6.0 million on pre-tax income of $31.7 million, representing an effective income tax rate of 19.0%. For the six months ended June 30, 2015, the Company recognized income tax expense of $2.9 million on pre-tax income of $13.9 million, representing an effective tax rate of 20.6%.

During the three months ended June 30, 2016, the increase in effective tax rate is primarily due to an increase in profitability in certain jurisdictions, compared to the same period in 2015. During the six months ended June 30, 2016, the decrease in the effective rate was driven primarily by a decrease in the relative proportion of losses in jurisdictions for which tax benefits cannot be recognized to global consolidated book income. The Company’s effective income tax rate, for each period presented, differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions. There were no significant or unusual discrete tax items during the quarter. The Company had unrecognized tax benefits of $5.2 million and $5.0 million at June 30, 2016 and December 31, 2015, respectively, and the Company does not expect any significant changes in this balance in the next twelve months.

11. EARNINGS PER SHARE

The following table illustrates the basic and diluted earnings per common share (“EPS”) computations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator
Net income attributable to common stockholders	$11,735	$9,690	$18,096	$3,711
Less: adjustment for income allocated to participating securities	(1,857)	(1,476)	(2,868)	(563)
Net income attributable to common stockholders - basic and diluted	$9,878	$8,214	$15,228	$3,148
Denominator
Weighted average common shares outstanding - basic	73,389	76,846	73,238	77,333
Plus: dilutive effect of stock options and unvested restricted stock units	854	1,356	1,151	1,256
Weighted average common shares outstanding - diluted	74,243	78,202	74,389	78,589

Net income attributable per common share
Basic	$0.13	$0.11	$0.21	$0.04
Diluted	$0.13	$0.11	$0.20	$0.04

Diluted EPS is calculated using the two-class method for stock options and RSUs and the if-converted method for Series A Preferred Stock. For the three months ended June 30, 2016 and 2015, 0.6 million and 0.7 million stock options and RSUs, respectively, were excluded from the calculation of diluted EPS under the two-class method because the effect would be anti-dilutive. For the six months ended June 30, 2016 and 2015, 1.0 million and 0.8 million stock options and RSUs, respectively, were excluded from the calculation of diluted EPS under the two-class method because the effect would be anti-dilutive. The Series A Preferred Stock shares were excluded from the calculation of diluted EPS under the if-converted method because the effect would be anti-dilutive. If converted, Series A Preferred Stock would represent approximately 15.8% of the Company’s common stock outstanding, or 13.8 million additional common shares, as of June 30, 2016. See Note 12—Series A Preferred Stock for further details regarding the preferred stock offering.

Stock Repurchase Plan Authorizations

Crocs continues to evaluate options to maximize the returns on its cash and maintain an appropriate capital structure, including, among other alternatives, repurchases of common stock. On December 26, 2013, Crocs’ Board approved the repurchase of up to $350.0 million of the Company’s common stock. The number, price, structure, and timing of the repurchases will be at the Company’s sole discretion and future repurchases will be evaluated by the Company depending on market conditions, liquidity needs, any restrictions under the Company’s debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate Crocs to acquire any particular amount of its common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

During the three and six months ended June 30, 2016, Crocs had no repurchases of shares under the publicly-announced repurchase plan. As of June 30, 2016, subject to certain restrictions on repurchases under the Company’s Credit Agreement, Crocs had $118.7 million remaining under the repurchase authorizations.

12. SERIES A PREFERRED STOCK

On January 27, 2014, Crocs issued 200,000 shares of Series A Preferred Stock to Blackstone and certain of its permitted transferees, for an aggregate purchase price of $198.0 million, or $990 per share, pursuant to an Investment Agreement between Crocs and Blackstone, dated December 28, 2013, (as amended, the “Investment Agreement”). In connection with the issuance of Series A Preferred Stock, Crocs received proceeds of $182.2 million after deducting the issuance discount of $2.0 million and direct and incremental expenses of $15.8 million, which included financial advisory fees, closing costs, legal expenses, and other offering-related expenses. As of both June 30, 2016 and December 31, 2015, Crocs had accrued dividends of $3.0 million on the condensed consolidated balance sheets, which were paid in cash to holders of the Series A Preferred Stock on July 1, 2016 and January 4, 2016, respectively.

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

The following table summarizes the composition of rent expense under operating leases for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Minimum rentals (1)	$22,588	$25,106	$44,983	$49,858
Contingent rentals, net (2)	5,359	5,868	7,487	7,887
Total rent expense	$27,947	$30,974	$52,470	$57,745

(1)   Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking, and storage fees, which were approximately $2.7 million and $2.4 million during the three months ended June 30, 2016 and 2015, respectively, and $5.2 million and $4.7 million during the six months ended June 30, 2016 and 2015, respectively.

(2)   Contingent rentals, net includes sublease income.

Purchase Commitments

As of June 30, 2016 and December 31, 2015, Crocs had firm purchase commitments with certain third party manufacturers of $97.3 million and $158.2 million, respectively.

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

The following tables set forth information related to Crocs’ reportable operating business segments as of and for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Americas	$135,097	$143,119	$259,227	$248,888
Asia Pacific (1)	130,846	149,557	235,347	249,332
Europe	57,660	52,668	107,997	109,092
Total segment revenues	323,603	345,344	602,571	607,312
Other businesses	225	327	397	552
Total consolidated revenues	$323,828	$345,671	$602,968	$607,864

Operating income (2):
Americas	$18,015	$21,771	$34,592	$37,149
Asia Pacific	34,533	41,262	60,383	58,597
Europe	8,437	6,105	14,960	14,343
Total segment operating income	60,985	69,138	109,935	110,089

Reconciliation of total segment operating income to income before income taxes:
Other businesses	(6,038)	(6,890)	(12,111)	(12,294)
Unallocated corporate and other (3)	(34,342)	(45,899)	(62,976)	(83,808)
Income from operations	20,605	16,349	34,848	13,987
Foreign currency transaction gain (loss), net	(1,700)	(217)	(2,947)	277
Interest income	164	196	380	484
Interest expense	(234)	(260)	(477)	(479)
Other expense, net	(189)	(80)	(107)	(411)
Income before income taxes	$18,646	$15,988	$31,697	$13,858

Depreciation and amortization:
Americas	$1,504	$1,950	$2,982	$3,924
Asia Pacific	992	1,128	2,070	2,341
Europe	718	644	1,497	1,446
Total segment depreciation and amortization	3,214	3,722	6,549	7,711
Other businesses	1,736	2,063	3,446	4,051
Unallocated corporate and other	3,501	3,604	7,036	7,346
Total consolidated depreciation and amortization	$8,451	$9,389	$17,031	$19,108

(1)         Revenues for the three and six months ended June 30, 2016 were negatively impacted by approximately $3.0 million as a result of the sale of the Company’s South Africa operations, which was completed on April 15, 2016.

(2)         Operating income for the three months ended June 30, 2015 was negatively impacted by restructuring charges of $1.3 million and $0.4 million for the Asia Pacific and Europe segments, respectively. Operating income for the six months ended June 30, 2015 was negatively impacted by restructuring charges of $0.5 million, $3.0 million, and $1.5 million for the Americas, Asia Pacific, and Europe segments, respectively. As we completed our restructure efforts in 2015, we had no similar expenses in the 2016 periods presented.

(3)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, restructuring, depreciation and amortization of corporate and other assets not allocated to operating segments, and costs of the same nature related to certain corporate holding companies. The decrease in unallocated corporate and other operating loss of $11.6 million for the three months ended June 30, 2016 is primarily associated with: (i) various cost reductions related to with the Company’s 2015 restructuring efforts (including a $3.8 million decrease in contract labor and professional fees and a $3.2 million decrease in employee compensation) and (ii) a $5.0 million decrease associated with nonrecurring disbursements made to invalid vendors. The decrease in operating loss of $20.8 million for the six months ended June 30, 2016 is primarily associated with: (i) various cost reductions related to the Company’s 2015 restructuring efforts (including a $4.4 million decrease in employee compensation and a $4.1 million decrease in contract labor and professional fees) and (ii) a $5.0 million decrease associated with nonrecurring disbursements made to invalid vendors.

15. LEGAL PROCEEDINGS

The Company is currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. In October 2013, CBP issued the final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review and recommends collection of the duties due. Crocs responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection. Additionally, on December 12, 2014, Crocs made an offer to settle CBP’s potential claims and tendered $3.5 million. Counsel has had initial conversations with the CBP, which has indicated that it believes the current offer is insufficient. Crocs plans to continue to have discussions with the CBP in an effort to resolve the claims. At this time, it is not possible to determine how long this process will take or to predict whether a negotiated settlement can be reached. Likewise, if a settlement cannot be reached, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

Crocs is currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, Crocs was notified about the issuance of assessments totaling approximately $4.5 million for the period January 2010 through May 2011. Crocs has disputed these assessments and asserted defenses to the claims. On February 25, 2015, Crocs received additional assessments totaling approximately $10.4 million related to the remainder of the audit period. Crocs has also disputed these assessments and asserted defenses and filed appeals to these claims. On May 11, 2016, Crocs was notified of a decision rejecting the defense filed against the first assessment covering the period of January 2010 through May 2011. Crocs filed an appeal against that decision on June 8, 2016. It is anticipated that this matter will take up to several years to be resolved. It is not possible at this time to predict the outcome of this matter.

Where the Company is able to estimate possible losses or ranges of possible losses, the Company estimates that as of June 30, 2016, it is reasonably possible that losses associated with these claims and other disputes could potentially exceed related accrued liabilities of $4.9 million by up to $7.1 million.

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

We have expanded our core molded product line with the addition of dual density technology, warm lined styles, seasonal flips and slides. Licensed style partnerships from Disney, Marvel, Sanrio, Nickelodeon, and Warner Bros., among others, provide popularity to our kids’ core line along with our kids-only product innovations, including lights, color-change materials, and interactive elements. We have extended our core product assortment with new styling including ‘built for her’ and ‘built for him’ silhouettes, which are offered in multiple color and graphic treatments.

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

Use of Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), we present current period “non-GAAP selling, general, and administrative expenses”, which is a non-GAAP financial measure, within this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”). Adjusted results exclude the impact of items that management believes affect the comparability or underlying business trends in our condensed consolidated financial statements in the periods presented.

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

Management uses adjusted results to assist in comparing business trends from period to period on a consistent non-GAAP basis in communications with the board of directors (the “Board”), stockholders, analysts, and investors concerning our financial performance. We believe that these non-GAAP measures are useful to investors and other users of our condensed consolidated financial statements as an additional tool to evaluate operating performance. We believe they also provide a useful baseline for analyzing trends in our operations. Investors should not consider these non-GAAP measures in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Please refer to our ‘Results of Operations’ within this section for a reconciliation of adjusted selling, general and administrative expenses to U.S. GAAP selling, general and administrative expenses.

Financial Highlights

The following are significant developments in our businesses during the three months ended June 30, 2016:

•                  Revenue decreased $21.8 million or 6.3% in the three months ended June 30, 2016, compared to the same period in 2015. The decrease in revenue was due to the net effect of: (i) a $23.7 million or 6.9% decrease associated with lower average selling prices, (ii) a $2.3 million or 0.7% increase associated with higher sales volumes, and (iii) a $0.4 million or 0.1% decrease associated with unfavorable exchange rates. Sales volumes for the quarter were negatively impacted by approximately $3.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

•                  We sold 17.7 million pairs of shoes worldwide, an increase of 0.7% compared to the same period in the prior year.

•                  During the three months ended June 30, 2016, cost of sales decreased $1.6 million or 1.0% compared to the same period in 2015. The decrease in cost of sales was due to the net impact of: (i) a $2.6 million or 1.6% decrease in average cost per unit, (ii) a $1.1 million or 0.7% increase due to higher sales volumes, and (iii) a $0.1 million or 0.1% decrease due to the impact of foreign currency translation. The impact of sales volumes on cost of sales was reduced by approximately $2.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

•                  Gross profit decreased $20.2 million or 10.7% to $169.6 million and gross margin decreased 250 basis points, to 52.4%, compared to the same period in 2015. The decrease in gross profit is due to the net impact of: (i) a $21.1 million or 11.2% decrease due to the combined impact of lower average sale prices and a lower average cost of sales per unit, (ii) a $1.2 million or 0.7% increase due to higher sales volumes, and (iii) a $0.3 million or 0.2% decrease due to the unfavorable impact of foreign currency translation. Gross profit declined by approximately $1.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

•                  Selling, general and administrative (“SG&A”) expenses decreased $20.2 million or 12.0% for the three months ended June 30, 2016 compared to the same period in 2015. The decrease is primarily due to the combined impact of: (i) a $5.0 million or 3.0% decrease associated with nonrecurring disbursements made to invalid vendors, (ii) a $4.8 million or 2.8% decrease associated with lower bad debt expense, (iii) a $2.7 million or 1.6% decrease associated with implementation costs for the new ERP system, (iv) a $2.2 million or 1.3% decrease associated with reorganization charges, (v) a $1.8 million or 1.1% decrease associated with legal settlements, and a (vi) $1.5 million or 0.9% decrease associated with variable compensation. No other changes were individually significant.

•                  Net income attributable to common stockholders increased $2.0 million to $11.7 million compared to $9.7 million for the same period of 2015. Net earnings per common share (“EPS”) was $0.13 for the three months ended June 30, 2016 compared to $0.11 for the three months ended June 30, 2015. These increases were primarily the result of a decrease in selling general and administrative expense, and a decrease in restructuring expense associated with the completion of our restructuring efforts in 2015 resulting in zero restructuring costs in the current period compared to restructuring charges of $2.8 million in the same period of 2015. These cost savings were partially offset by a decrease in gross profit.

Future Outlook

During the remainder of 2016, we intend to continue our strategic plans for long-term improvement and growth of the business. Our plans comprise four key initiatives: (1) streamlining the global product and marketing portfolio, (2) reducing direct investment in smaller geographic markets, (3) creating a more efficient organizational structure by reducing excess overhead costs and enhancing the decision making process, and (4) closing or converting certain underperforming Crocs branded retail stores around the world.

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

As of June 30, 2016, we have terminated our relationship with multiple distributors in China and we expanded our relationship with existing business partners who are in a stronger financial position and who have a proven track record. We have also implemented a more restrictive credit policy for several China distributors to reduce our exposure in that market. We are unable to predict future economic conditions in China, but if economic conditions in China continue to decline, we may experience further declines in consumer demand in our China markets. As our China operations represent approximately 8.1% of our total revenue, the net impact of declining sales volumes in China could have a material adverse impact on our financial results in future periods.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 to 2015

	Three Months Ended June 30,
	2016	2015	$ Change		% Change
	(in thousands, except per share data and average selling price)
Revenues	$323,828	$345,671	$(21,843)		(6.3)%
Cost of sales	154,188	155,801	(1,613)		(1.0)%
Gross profit	169,640	189,870	(20,230)		(10.7)%
Selling, general and administrative expenses	148,463	168,636	(20,173)		(12.0)%
Asset impairment charges	572	2,075	(1,503)		(72.4)%
Restructuring charges	—	2,810	(2,810)		(100.0)%
Income from operations	20,605	16,349	4,256		26.0%
Foreign currency transaction gain (loss), net	(1,700)	(217)	(1,483)		683.4%
Interest income	164	196	(32)		(16.3)%
Interest expense	(234)	(260)	26		(10.0)%
Other expense, net	(189)	(80)	(109)		136.3%
Income before income taxes	18,646	15,988	2,658		16.6%
Income tax expense	(3,109)	(2,562)	(547)		21.4%
Net income	$15,537	$13,426	$2,111		15.7%

Dividends on Series A convertible preferred stock	$(3,000)	$(3,000)	$—		—%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(802)	(736)	(66)		9.0%
Net income attributable to common stockholders	$11,735	$9,690	$2,045		21.1%

Net income per common share:
Basic	$0.13	$0.11	$0.02		18.2%
Diluted	$0.13	$0.11	$0.02		18.2%
Gross margin	52.4%	54.9%	(250	)bps	(4.6)%
Operating margin	6.4%	4.7%	170	bps	36.2%
Footwear unit sales	17,734	17,614	120		0.7%
Average footwear selling price	$18.05	$19.27	$(1.22)		(6.3)%

Revenues. Revenue decreased $21.8 million or 6.3% in the three months ended June 30, 2016, compared to the same period in 2015. The decrease in revenue was due to the net effect of: (i) a decrease of $23.7 million or 6.9% associated with lower average selling prices, (ii) an increase of $2.3 million or 0.7% due to higher sales volumes, and (iii) a decrease of $0.4 million or 0.1% associated with unfavorable exchange rates. Sales volumes for the quarter were negatively impacted by approximately $3.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Cost of sales. During the three months ended June 30, 2016, cost of sales decreased $1.6 million or 1.0% compared to the same period in 2015. The decrease in cost of sales was due to the net impact of: (i) a $2.6 million or 1.6% decrease due to lower average costs per unit sold, (ii) a $1.1 million or 0.7% increase due to higher sales volumes, and (iii) a $0.1 million or 0.1% decrease due to the impact of foreign currency translation. The impact of sales volumes on cost of sales was reduced by approximately $2.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Gross profit. During the three months ended June 30, 2016, gross profit decreased $20.2 million or 10.7% and gross margin decreased 250 basis points, to 52.4%, compared to the same period in 2015. The decrease in gross profit is due to the net impact of: (i) a $21.1 million or 11.2% decrease due to the combined impact of lower average sale prices and a lower average cost of sales per unit, (ii) a $1.2 million or 0.7% increase due to higher sales volumes, and (iii) a $0.3 million or 0.2% decrease due to the unfavorable impact of foreign currency translation. Gross profit declined by approximately $1.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Selling, general and administrative expenses. SG&A expenses decreased $20.2 million or 12.0% during the three months ended June 30, 2016, compared to the same period in 2015. This decrease was primarily due to the combined impact of: (i) a $5.0 million or 3.0% decrease associated with nonrecurring disbursements made to invalid vendors, (ii) a $4.8 million or 2.8% decrease associated with lower bad debt expense, (iii) a $2.7 million or 1.6% decrease associated with implementation costs for the new ERP system, (iv) a $2.2 million or 1.3% decrease associated with reorganization charges, (v) a $1.8 million or 1.1% decrease associated with legal settlements, and (vi) a $1.5 million or 0.9% decrease associated with variable compensation. All other changes were individually significant.

During the three months ended June 30, 2016 and 2015, our bad debt expense was $0.2 million and $4.9 million, respectively. Of this amount, our China operations recognized $0.2 million and $3.8 million in bad debt expense for the three months ended June 30, 2016 and 2015, respectively. The decrease in bad debt expense associated with our China operations is primarily due to the implementation of a more restrictive credit policy for several China distributors in 2016, to reduce our exposure in that market.

In addition to these fluctuations, we have identified certain SG&A expenses that affect the comparability or underlying business trends in our condensed consolidated financial statements. The following table summarizes these expenses and describes the additional drivers of the decrease above by reconciling our U.S. GAAP SG&A expenses to non-GAAP SG&A expenses.

Reconciliation of Non-GAAP SG&A for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Selling, general and administrative expenses reconciliation:
U.S. GAAP selling, general and administrative expenses	$148,463	$168,636
Reorganization charges (1)	(274)	(2,154)
Improper disbursements (2)	—	(5,022)
ERP implementation (3)	—	(2,739)
Legal settlements (4)	—	(1,801)
Total selling, general and administrative adjustments	(274)	(11,716)
Non-GAAP selling, general and administrative expenses	$148,189	$156,920

(1)         Relates to severance expenses, bonuses, store closure costs, consulting fees and other expenses related to recent reorganization activities and our investment agreement with Blackstone.

(2)         Represents legal expenses and other expenses for matters surrounding disbursements to invalid vendors that occurred in 2015.

(3)         Represents operating expenses incurred in 2015 related to the implementation of the new ERP system.

(4)         Relates primarily to legal expenses for matters surrounding California wage settlements that occurred in 2015.

Asset impairment charges. During the three months ended June 30, 2016 and 2015, we incurred $0.6 million and $2.1 million, respectively, in retail asset impairment charges related to certain underperforming retail locations, primarily in our Americas segment, that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

Foreign currency transaction gain (loss), net. The line item entitled ‘foreign currency transaction gain (loss), net’ is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the three months ended June 30, 2016, we recognized a net loss of $1.7 million compared to a net loss of $0.2 million on foreign currency transactions during the three months ended June 30, 2015.

Income tax expense. During the three months ended June 30, 2016, income tax expense increased $0.5 million compared to the same period in 2015, resulting in a 0.7% increase in the effective tax rate. The increase in the effective tax rate was driven primarily by an increase in profitability in certain jurisdictions, compared to the same period in 2015. Also affecting the rate were losses in certain jurisdictions for which tax benefits cannot be recognized because management has determined that it is not more likely than not that the losses will be realized. Our effective tax rate of 16.7% for the three months ended June 30, 2016 differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions.

Revenue by Channel for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Change		Constant Currency Change (1)
	2016	2015	$	%	$	%
	(in thousands)
Wholesale:
Americas	$54,620	$65,250	$(10,630)	(16.3)%	$(9,845)	(15.1)%
Asia Pacific	74,640	92,824	(18,184)	(19.6)%	(19,692)	(21.2)%
Europe	36,192	30,807	5,385	17.5%	5,306	17.2%
Other businesses	225	327	(102)	(31.2)%	(104)	(31.8)%
Total wholesale	165,677	189,208	(23,531)	(12.4)%	(24,335)	(12.9)%
Retail:
Americas	57,786	58,309	(523)	(0.9)%	(397)	(0.7)%
Asia Pacific	41,319	45,898	(4,579)	(10.0)%	(4,498)	(9.8)%
Europe	13,950	14,522	(572)	(3.9)%	223	1.5%
Total retail	113,055	118,729	(5,674)	(4.8)%	(4,672)	(3.9)%
E-commerce:
Americas	22,691	19,560	3,131	16.0%	3,196	16.3%
Asia Pacific	14,887	10,835	4,052	37.4%	4,423	40.8%
Europe	7,518	7,339	179	2.4%	(17)	(0.2)%
Total e-commerce	45,096	37,734	7,362	19.5%	7,602	20.1%
Total revenues	$323,828	$345,671	$(21,843)	(6.3)%	$(21,405)	(6.2)%

(1)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Revenues by channel

Wholesale channel revenues. During the three months ended June 30, 2016, revenues from our wholesale channel decreased $23.5 million or 12.4%, compared to the same period in 2015. The decrease in wholesale channel revenue was due to the net impact of: (i) a $20.9 million or 11.0% decrease due to lower average selling prices (primarily due to lower average selling prices in the Asia Pacific segment), (ii) a $3.4 million or 1.8% decrease in sales volumes (primarily due to lower sales volumes in the Americas segment), and (iii) a $0.8 million or 0.4% increase due to the favorable impact of foreign currency translation. Sales volumes for the three months ended June 30, 2016 were negatively impacted by approximately $3.0 million as a result of the sale of the Company’s South Africa operations, which was completed on April 15, 2016.

Retail channel revenues. During the three months ended June 30, 2016, revenues from our retail channel decreased $5.7 million, or 4.8%, compared to the same period in 2015. The decrease in retail channel revenues was due to the net impact of: (i) a $6.8 million or 5.7% decrease due to lower average selling prices, (ii) a $2.1 million or 1.7% increase in sales volumes, and (iii) a $1.0 million or 0.8% decrease due to the unfavorable impact of foreign currency translation.

E-commerce channel revenues. During the three months ended June 30, 2016, revenues from our e-commerce channel increased $7.4 million or 19.5%, compared to the same period in 2015. The increase in e-commerce revenue was due to the net impact of: (i) a $8.2 million or 21.8% increase in sales volumes (primarily due to increased sales volumes in the Americas and Asia Pacific segments), (ii) a $0.6 million or 1.7% decrease due to lower average selling prices, and (iii) a $0.2 million or 0.6% decrease associated with the unfavorable impact of foreign currency translation.

Future change in the average selling price per unit will be impacted by: (i) the mix of products sold, (ii) the sales channel (as we generally realize higher sales prices from our retail and e-commerce channels as compared to our wholesale channel), and (iii) the level of sales discounts and incentives we offer our customers.

The tables below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the three months ended June 30, 2016, and the comparable store sales by operating segment for the same periods.

Change in Store Count by Type and Segment for the Three Months Ended June 30, 2016 and 2015

	March 31, 2016	Opened		Closed	June 30, 2016
Company-operated retail locations
Type
Kiosk/store in store	97	7		1	103
Retail stores	265	9		21	253
Outlet stores	188	15		1	202
Total	550	31		23	558
Operating segment
Americas	196	2		3	195
Asia Pacific	254	22		18	258
Europe	100	7	(1)	2	105
Total	550	31		23	558

(1)         Includes retail locations acquired in Austria on March 31, 2016 as revenue associated with those locations began to be recognized in the three months ended June 30, 2016.

Comparable Store Sales by Operating Segment for the Three Months Ended June 30, 2016 and 2015

	Constant Currency (2)	Constant Currency (2)
	Three months ended June 30, 2016	Three months ended June 30, 2015
Comparable store sales (retail only) (1)
Americas	(2.5)%	(3.4)%
Asia Pacific	(6.8)%	(9.4)%
Europe	1.8%	0.3%
Global	(3.4)%	(5.1)%

The table below sets forth Direct to Consumer comparable stores sales, which includes our e-commerce and retail operating segments, for the three months ended June 30, 2016 and 2015:

	Constant Currency (2)	Constant Currency (2)
	Three months ended June 30, 2016	Three months ended June 30, 2015
Direct to Consumer comparable store sales (includes retail and e-commerce) (1)
Americas	2.4%	4.1%
Asia Pacific	4.3%	(0.6)%
Europe	1.6%	8.6%
Global	2.9%	3.2%

(1)         Comparable store status is determined on a monthly basis. Comparable store sales includes the revenue of stores that have been in operation for more than twelve months. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. E-commerce revenue is based on same site sales period over period.

(2)         Reflects quarter over quarter change on a “constant currency” basis, which is a non-GAAP financial measure that restates current period results using prior year foreign exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of foreign currency.

The following table sets forth information related to our reportable operating business segments.

Comparison of Revenue and Operating Income by Segment for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Change		Constant Currency Change (4)
	2016	2015	$	%	$	%
	(in thousands)
Revenues:
Americas	$135,097	$143,119	$(8,022)	(5.6)%	$(7,046)	(4.9)%
Asia Pacific (1)	130,846	149,557	(18,711)	(12.5)%	(19,767)	(13.2)%
Europe	57,660	52,668	4,992	9.5%	5,512	10.5%
Total segment revenues	323,603	345,344	(21,741)	(6.3)%	(21,301)	(6.2)%
Other businesses	225	327	(102)	(31.2)%	(104)	(31.8)%
Total consolidated revenues	$323,828	$345,671	$(21,843)	(6.3)%	$(21,405)	(6.2)%

Operating income: (2)
Americas	$18,015	$21,771	$(3,756)	(17.3)%	$(3,654)	(16.8)%
Asia Pacific	34,533	41,262	(6,729)	(16.3)%	(7,418)	(18.0)%
Europe	8,437	6,105	2,332	38.2%	2,570	42.1%
Total segment operating income	60,985	69,138	(8,153)	(11.8)%	(8,502)	(12.3)%

Reconciliation of total segment operating income to income before income taxes:
Other businesses	(6,038)	(6,890)	852	(12.4)%	902	(13.1)%
Unallocated corporate and other (3)	(34,342)	(45,899)	11,557	(25.2)%	11,521	(25.1)%
Total consolidated operating income (loss)	20,605	16,349	4,256	26.0%	$3,921	24.0%
Foreign currency transaction gain (loss), net	(1,700)	(217)	(1,483)	683.4%
Interest income	164	196	(32)	(16.3)%
Interest expense	(234)	(260)	26	(10.0)%
Other income (expense), net	(189)	(80)	(109)	136.3%
Income (loss) before income taxes	$18,646	$15,988	$2,658	16.6%

(1)         Revenues for the three months ended June 30, 2016 were negatively impacted by approximately $3.0 million as a result of the sale of the Company’s South Africa operations, which was completed on April 15, 2016.

(2)         Operating income for the three months ended June 30, 2015 was negatively impacted by restructuring charges of $1.3 million and $0.4 million for the Asia Pacific and Europe segments, respectively. As we completed our restructure efforts in 2015, we had no similar expenses in the 2016 periods presented.

(3)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, restructuring, depreciation and amortization of corporate and other assets not allocated to operating segments, and costs of the same nature related to certain corporate holding companies. The decrease in unallocated corporate and other operating loss of $11.6 million for the three months ended June 30, 2016 is primarily associated with: (i) various cost reductions related to the Company’s 2015 restructuring efforts (including a $3.8 million decrease in contract labor and professional fees and a $3.2 million decrease in employee compensation) and (ii) a $5.0 million decrease associated with nonrecurring disbursements made to invalid vendors.

(4)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Americas Operating Segment

Revenue. During the three months ended June 30, 2016, revenues for our Americas segment decreased $8.0 million or 5.6% compared to the same period in 2015. The decrease in the Americas segment revenue was due to the net impact of: (i) a $7.4 million or 5.2% decrease in sales volumes, (ii) a $1.0 million or 0.7% decrease due to the unfavorable impact of foreign currency translation, and (iii) a $0.4 million or 0.3% increase in average selling prices.

Cost of Sales. During the three months ended June 30, 2016 cost of sales for our Americas segment decreased $4.3 million or 6.1% compared to the same period in 2015. The decrease in the Americas segment cost of sales was due to the net impact of: (i) a $3.6 million or 5.2% decrease due to lower sales volumes and (ii) a $0.7 million or 0.9% decrease due to the impact of foreign currency translation.

Gross Profit. During the three months ended June 30, 2016, gross profit for the Americas segment decreased $3.7 million or 5.1% and gross margin increased 30 basis points, to 51.2%, compared to the same period in 2015. The decrease in the Americas segment’s gross profit is due to the net impact of: (i) a $3.8 million or 5.2% decrease due to lower sales volumes, (ii) a $0.4 million or 0.5% increase due to the combined impact of increased average sale prices and higher average cost of sales per unit, and (iii) a $0.3 million or 0.4% decrease due to the impact of foreign currency translation.

SG&A. During the three months ended June 30, 2016, SG&A for our Americas segment increased $0.2 million, or 0.3%, compared to the same period in 2015. There were no individually significant items associated with the change in SG&A in the Americas segment.

Asia Pacific Operating Segment

Revenue. During the three months ended June 30, 2016, revenues for our Asia Pacific segment decreased $18.7 million or 12.5% compared to the same period in 2015. The decrease in the Asia Pacific segment revenue was due to the net impact of: (i) a $14.6 million or 9.7% decrease in average selling prices, (ii) a $5.2 million or 3.5% decrease due to lower sales volumes, (iii) a $1.1 million or 0.7% increase due to the favorable impact of foreign currency translation. Sales volumes for the three months ended June 30, 2016 were negatively impacted by approximately $3.0 million as a result of the sale of the Company’s South Africa operations, which was completed on April 15, 2016.

Cost of Sales. During the three months ended June 30, 2016 cost of sales for our Asia Pacific segment decreased $4.3 million or 7.6% compared to the same period in 2015. The decrease in the Asia Pacific segment cost of sales was due to the net impact of: (i) a $3.0 million or 5.1% decrease due to a lower average costs per unit sold, (ii) a $1.9 million or 3.5% decrease due to lower sales volumes, and (iii) a $0.6 million or 1.0% increase due to the impact of foreign currency translation. The impact of sales volumes on cost of sales was reduced by approximately $1.7 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Gross Profit. During the three months ended June 30, 2016, gross profit for the Asia Pacific segment decreased $14.5 million or 15.4% and gross margin decreased 210 basis points, to 60.6%, compared to the same period in 2015. The decrease in the Asia Pacific segment’s gross profit is due to the net impact of: (i) a $11.7 million or 12.4% decrease due to lower average sales price in excess of the lower average cost per unit, (ii) a $3.3 million or 3.5% decrease due to lower sales volumes, and (iii) a $0.5 million or 0.5% increase due to the impact of foreign currency translation. Gross profit declined by approximately $1.3 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

SG&A. During the three months ended June 30, 2016, SG&A for our Asia Pacific segment decreased $6.0 million or 11.7% compared to the same period in 2015. The decrease in SG&A in the Asia Pacific segment was primarily due to the net impact of: (i) a $4.5 million or 8.8% decrease associated with bad debt expense, and (ii) a $2.5 million or 5.0%

increase associated with higher contract labor service fees, (iii) a $2.4 million or 4.7% decrease associated with marketing expense, primarily due to a change in the timing of our marketing efforts, and (iv) a $1.7 million or 3.3% decrease associated with rent expense.

Europe Operating Segment

Revenue. During the three months ended June 30, 2016, revenues for our Europe segment increased $5.0 million or 9.5% compared to the same period in 2015. The increase in the Europe segment revenue was due to the net impact of: (i) a $11.4 million or 21.7% increase due to higher sales volumes, (ii) a $5.9 million or 11.2% decrease due to a lower average selling price, and (iii) a $0.5 million or 1.0% decrease due to the impact of foreign currency translation.

Cost of Sales. During the three months ended June 30, 2016, cost of sales for our Europe segment increased $5.1 million or 21.5% compared to the same period in 2015. The increase in the Europe segment cost of sales was due to the net impact of: (i) a $5.1 million or 21.7% increase due to higher sales volumes, (ii) a $0.2 million or 0.7% decrease due to the impact of foreign currency translation, and (iii) a $0.2 million or 0.5% increase due to higher average cost per unit sold.

Gross Profit. During the three months ended June 30, 2016, gross profit for the Europe segment decreased $0.1 million or 0.4% and gross margin decreased 490 basis points, to 50.1%, compared to the same period in 2015. The decrease in the Europe segment’s gross profit is due to the net impact of: (i) a $6.3 million or 21.7% increase due to higher sales volumes, (ii) a $6.0 million or 20.9% decrease due to a decrease in the average selling price and slight increase in the average cost per unit sold, and (iii) a $0.4 million or 1.2% decrease due to the impact of foreign currency translation.

SG&A. During the three months ended June 30, 2016, SG&A for our Europe segment decreased $1.2 million, or 5.6%, compared to the same period in 2015. The decrease in SG&A for the Europe segment was primarily a result of: (i) a $0.8 million or 3.7% decrease associated with bad debt expense and (ii) a $0.5 million or 2.1% decrease associated with salaries and wages.

Results of Operations

Comparison of the Six Months Ended June 30, 2016 to 2015

	Six Months Ended June 30,
	2016	2015	$ Change		% Change
	(in thousands, except per share data and average selling price)
Revenues	$602,968	$607,864	$(4,896)		(0.8)%
Cost of sales	303,962	290,624	13,338		4.6%
Gross profit	299,006	317,240	(18,234)		(5.7)%
Selling, general and administrative expenses	263,393	294,705	(31,312)		(10.6)%
Asset impairment charges	765	2,075	(1,310)		(63.1)%
Restructuring charges	—	6,473	(6,473)		(100.0)%
Income from operations	34,848	13,987	20,861		149.1%
Foreign currency transaction gain (loss), net	(2,947)	277	(3,224)		(1,163.9)%
Interest income	380	484	(104)		(21.5)%
Interest expense	(477)	(479)	2		(0.4)%
Other expense, net	(107)	(411)	304		(74.0)%
Income before income taxes	31,697	13,858	17,839		128.7%
Income tax expense	(6,014)	(2,857)	(3,157)		110.5%
Net income	$25,683	$11,001	$14,682		133.5%

Dividends on Series A convertible preferred stock	$(6,000)	$(5,833)	$(167)		2.9%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(1,587)	(1,457)	(130)		8.9%
Net income attributable to common stockholders	$18,096	$3,711	$14,385		387.6%

Net income per common share:
Basic	$0.21	$0.04	$0.17		425.0%
Diluted	$0.20	$0.04	$0.16		400.0%
Gross margin	49.6%	52.2%	(260	)bps	(5.0)%
Operating margin	5.8%	2.3%	350	bps	152.2%
Footwear unit sales	34,001	32,474	1,527		4.7%
Average footwear selling price	$17.48	$18.38	$(0.90)		(4.9)%

Revenues. Revenue decreased $4.9 million or 0.8% in the six months ended June 30, 2016, compared to the same period in 2015. The decrease in revenue was due to the net effect of: (i) a $28.6 million or 4.7% increase due to higher sales volumes, (ii) a $25.9 million or 4.3% decrease associated with lower average selling prices, and (iii) a decrease of $7.6 million or 1.2% associated with unfavorable exchange rates. Sales volumes for the six months ended June 30, 2016 were negatively impacted by approximately $3.0 million as a result of the sale of the Company’s South Africa operations, which was completed on April 15, 2016.

Cost of sales. During the six months ended June 30, 2016, cost of sales increased $13.3 million or 4.6% compared to the same period in 2015. The increase in cost of sales was due to the net impact of: (i) a $13.7 million or 4.7% increase due to higher sales volumes, (ii) a $4.5 million or 1.5% decrease due to the impact of foreign currency translation, and (iii) a $4.1 million or 1.4% increase in average costs per unit sold. The impact of sales volumes on cost of sales was reduced by approximately $2.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Gross profit. During the six months ended June 30, 2016, gross profit decreased $18.2 million or 5.7% and gross margin decreased 260 basis points, to 49.6%, compared to the same period in 2015. The decrease in gross profit is due to the net impact of: (i) a $30.0 million or 9.4% decrease due to the combined impact of lower average sale prices and a higher average cost of sales per unit, (ii) a $14.9 million or 4.7% increase due to higher sales volumes, and (iii) a $3.1 million or 1.0% decrease due to the unfavorable impact of foreign currency translation. Gross profit declined by approximately $1.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Selling, general and administrative expenses. SG&A expenses decreased $31.3 million or 10.6% during the six months ended June 30, 2016, compared to the same period in 2015. This decrease was primarily due to the combined impact of: (i) a $8.4 million or 2.8% decrease associated with implementation costs associated with the new ERP system, (ii) a $5.6 million or 1.9% decrease associated with bad debt expense, (iii) a $5.0 million or 1.7% decrease associated with nonrecurring disbursements made to invalid vendors, (iv) a $3.6 million or 1.2% decrease associated with marketing expense, (v) a $3.6 million or 1.2% decrease associated with reorganization charges, and (vi) a $1.8 million or 0.6% decrease associated with legal settlements.

During the six months ended June 30, 2016 and 2015, our bad debt expense was $0.6 million and $4.9 million, respectively. Of this amount, our China operations recognized $0.2 million and $4.0 million in bad debt expense for the six months ended June 30, 2016 and 2015, respectively. The decrease in bad debt expense associated with our China operations is primarily due to the implementation of a more restrictive credit policy for several China distributors in 2016, to reduce our exposure in that market.

In addition to these fluctuations, we have identified certain SG&A expenses that affect the comparability or underlying business trends in our condensed consolidated financial statements. The following table summarizes these expenses and describes the additional drivers of the increase above by reconciling our U.S. GAAP SG&A expenses to non-GAAP SG&A expenses:

Reconciliation of Non-GAAP SG&A for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Selling, general and administrative expenses reconciliation:
U.S. GAAP selling, general and administrative expenses	$263,393	$294,705
Reorganization charges (1)	(458)	(3,553)
Customs audit settlements (2)	(354)	—
Improper disbursements (3)	—	(5,022)
ERP implementation (4)	—	(8,387)
Legal settlements (5)	—	(1,801)
Total selling, general and administrative adjustments	(812)	(18,763)
Non-GAAP selling, general and administrative expenses	$262,581	$275,942

(1)         Relates to severance expenses, bonuses, store closure costs, consulting fees and other expenses related to recent reorganization activities and our investment agreement with Blackstone.

(2)         Represents penalties and fees related to the settlement of customs audits.

(3)         Represents legal expenses and other expenses for matters surrounding disbursements to invalid vendors that occurred in 2015.

(4)         Represents operating expenses incurred in 2015 related to the implementation of the new ERP system.

(5)         Relates primarily to legal expenses for matters surrounding California wage settlements that occurred in 2015.

Asset impairment charges. During the six months ended June 30, 2016 and 2015, we incurred $0.8 million and $2.1 million, respectively, in retail asset impairment charges related to certain underperforming retail locations, primarily in our Americas segment, that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

Foreign currency transaction gain (loss), net. The line item entitled ‘foreign currency transaction gain (loss), net’ is comprised of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the six months ended June 30, 2016, we recognized a net loss of $2.9 million compared to a net gain of $0.3 million on foreign currency transactions during the six months ended June 30, 2015.

Income tax expense. During the six months ended June 30, 2016, income tax expense increased $3.2 million compared to the same period in 2015, resulting in a 1.6% decrease in the effective tax rate. The decrease in the effective tax rate was driven primarily by a decrease in the relative proportion of losses in jurisdictions for which tax benefits cannot be recognized to global consolidated book income. Also affecting the rate were losses in certain jurisdictions for which tax benefits cannot be recognized because management has determined that it is not more likely than not that the losses will be realized. Our effective tax rate of 19.0% for the six months ended June 30, 2016 differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions.

Revenue by Channel for the Six Months Ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Change		Constant Currency Change (1)
	2016	2015	$	%	$	%
	(in thousands)
Wholesale:
Americas	$128,775	$126,427	$2,348	1.9%	$5,258	4.2%
Asia Pacific	151,793	165,319	(13,526)	(8.2)%	(13,030)	(7.9)%
Europe	75,254	75,460	(206)	(0.3)%	695	0.9%
Other businesses	397	552	(155)	(28.1)%	(156)	(28.3)%
Total wholesale	356,219	367,758	(11,539)	(3.1)%	(7,233)	(2.0)%
Retail:
Americas	93,535	92,925	610	0.7%	843	0.9%
Asia Pacific	63,838	69,244	(5,406)	(7.8)%	(4,354)	(6.3)%
Europe	21,505	22,933	(1,428)	(6.2)%	(113)	(0.5)%
Total retail	178,878	185,102	(6,224)	(3.4)%	(3,624)	(2.0)%
E-commerce:
Americas	36,917	29,536	7,381	25.0%	7,531	25.5%
Asia Pacific	19,716	14,769	4,947	33.5%	5,496	37.2%
Europe	11,238	10,699	539	5.0%	489	4.6%
Total e-commerce	67,871	55,004	12,867	23.4%	13,516	24.6%
Total revenues	$602,968	$607,864	$(4,896)	(0.8)%	$2,659	0.4%

(1)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Revenues by channel

Wholesale channel revenues. During the six months ended June 30, 2016, revenues from our wholesale channel decreased $11.5 million or 3.1%, compared to the same period in 2015. The decrease in wholesale channel revenue was due to the net impact of: (i) a $21.3 million or 5.7% decrease due to lower average selling prices (primarily due to declining prices in the Asia Pacific segment), (ii) a $14.1 million or 3.8% increase in sales volumes (primarily due to higher sales volumes in the Americas segment), and (iii) a $4.3 million or 1.2% decrease due to the unfavorable impact of foreign currency translation. Sales volumes for the six months ended June 30, 2016 were negatively impacted by approximately $3.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Retail channel revenues. During the six months ended June 30, 2016, revenues from our retail channel decreased $6.2 million, or 3.4%, compared to the same period in 2015. The decrease in retail channel revenues was due to the net impact of: (i) a $6.9 million or 3.8% decrease due to lower average selling prices, (ii) a $3.3 million or 1.8% increase in sales volumes, and (iii) a $2.6 million or 1.4% decrease due to the unfavorable impact of foreign currency translation.

E-commerce channel revenues. During the six months ended June 30, 2016, revenues from our e-commerce channel increased $12.9 million or 23.4%, compared to the same period in 2015. The increase in e-commerce revenue was due to the net impact of: (i) a $13.8 million or 25.1% increase in sales volumes (primarily due to increased sales volumes in the Americas and Asia Pacific segments), (ii) a $0.6 million or 1.2% decrease associated with the unfavorable impact of foreign currency translation, and (iii) a $0.3 million or 0.5% decrease due to lower average selling prices.

Future change in the average selling price per unit will be impacted by: (i) the mix of products sold, (ii) the sales channel (as we generally realize higher sales prices from our retail and e-commerce channels as compared to our wholesale channel), and (iii) the level of sales discounts and incentives we offer our customers.

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the six months ended June 30, 2016 and comparable store sales by operating segment for the same periods.

Change in Store Count by Type and Segment for the Six Months Ended June 30, 2016 and 2015

	December 31, 2015	Opened		Closed	June 30, 2016
Company-operated retail locations
Type
Kiosk/store in store	98	9		4	103
Retail stores	275	10		32	253
Outlet stores	186	18		2	202
Total	559	37		38	558
Operating segment
Americas	196	3		4	195
Asia Pacific	261	27		30	258
Europe	102	7	(1)	4	105
Total	559	37		38	558

(1)         Includes retail locations acquired in Austria on March 31, 2016 as revenue associated with those locations began to be recognized in the three months ended June 30, 2016.

The table below sets forth our comparable store sales by reportable operating segment for the six months ended June 30, 2016 and 2015:

Comparable Store Sales by Operating Segment for the Six Months Ended June 30, 2016 and 2015

	Constant Currency (2)	Constant Currency (2)
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Comparable store sales (retail only) (1)
Americas	(0.5)%	(4.3)%
Asia Pacific	(3.7)%	(9.4)%
Europe	3.9%	2.3%
Global	(1.0)%	(5.2)%

The table below sets forth Direct to Consumer comparable stores sales, which includes our e-commerce and retail operating segments, for the six months ended June 30, 2016 and 2015:

	Constant Currency (2)	Constant Currency (2)
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Direct to Consumer comparable store sales (includes retail and e-commerce) (1)
Americas	5.9%	0.9%
Asia Pacific	4.8%	(2.3)%
Europe	4.4%	6.2%
Global	5.4%	0.7%

(1)         Comparable store status is determined on a monthly basis. Comparable store sales includes the revenue of stores that have been in operation for more than twelve months. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. E-commerce revenue is based on same site sales period over period.

(2)         Reflects period over period change on a “constant currency” basis, which is a non-GAAP financial measure that restates current period results using prior year foreign exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of foreign currency.

The following table sets forth information related to our reportable operating business segments.

Comparison of Revenue and Operating Income by Segment for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Change		Constant Currency Change (4)
	2016	2015	$	%	$	%
	(in thousands)
Revenues: (1)
Americas	$259,227	$248,888	$10,339	4.2%	$13,632	5.5%
Asia Pacific	235,347	249,332	(13,985)	(5.6)%	(11,888)	(4.8)%
Europe	107,997	109,092	(1,095)	(1.0)%	1,071	1.0%
Total segment revenues	602,571	607,312	(4,741)	(0.8)%	2,815	0.5%
Other businesses	397	552	(155)	(28.1)%	(156)	(28.3)%
Total consolidated revenues	$602,968	$607,864	$(4,896)	(0.8)%	$2,659	0.4%

Operating income: (2)
Americas	$34,592	$37,149	$(2,557)	(6.9)%	$(2,285)	(6.2)%
Asia Pacific	60,383	58,597	1,786	3.0%	1,677	2.9%
Europe	14,960	14,343	617	4.3%	916	6.4%
Total segment operating income	109,935	110,089	(154)	(0.1)%	308	0.3%

Reconciliation of total segment operating income to income before income taxes:
Other businesses	(12,111)	(12,294)	183	(1.5)%	84	(0.7)%
Unallocated corporate and other (3)	(62,976)	(83,808)	20,832	(24.9)%	20,825	(24.8)%
Total consolidated operating income (loss)	34,848	13,987	20,861	149.1%	$21,217	151.7%
Foreign currency transaction gain (loss), net	(2,947)	277	(3,224)	(1,163.9)%
Interest income	380	484	(104)	(21.5)%
Interest expense	(477)	(479)	2	(0.4)%
Other income (expense), net	(107)	(411)	304	(74.0)%
Income (loss) before income taxes	$31,697	$13,858	$17,839	128.7%

(1)         Revenues for the six months ended June 30, 2016 were negatively impacted by approximately $3.0 million as a result of the sale of the Company’s South Africa operations, which was completed on April 15, 2016.

(2)         Operating income for the six months ended June 30, 2015 was negatively impacted by restructuring charges of $0.5 million, $3.0 million, and $1.5 million for the Americas, Asia Pacific, and Europe segments, respectively. As we completed our restructure efforts in 2015, we had no similar expenses in the 2016 periods presented.

(3)         Includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, restructuring, depreciation and amortization of corporate and other assets not allocated to operating segments, and costs of the same nature related to certain corporate holding companies. The decrease in unallocated corporate and other operating loss of $20.8 million for the six months ended June 30, 2016 is primarily associated with: (i) various cost reductions related to the Company’s 2015 restructuring efforts (including a $4.4 million decrease in employee compensation a $4.1 million decrease in contract labor and professional fees) and (ii) a $5.0 million decrease associated with nonrecurring disbursements made to invalid vendors. No other items were individually significant.

(4)         Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Americas Operating Segment

Revenue. During the six months ended June 30, 2016, revenues for our Americas segment increased $10.3 million or 4.2% compared to the same period in 2015. The increase in the Americas segment revenue was due to the net impact of: (i) a $20.8 million or 8.3% increase in sales volumes, (ii) a $7.2 million or 2.8% decrease in average selling prices, and (iii) a $3.3 million or 1.3% decrease due to the unfavorable impact of foreign currency translation.

Cost of Sales. During the six months ended June 30, 2016, cost of sales for our Americas segment increased $13.3 million or 10.8% compared to the same period in 2015. The increase in the Americas segment cost of sales was due to the net impact of: (i) a $10.2 million or 8.3% increase in sales volumes, (ii) a $5.5 million or 4.4% increase due to higher average costs per unit, and (iii) a $2.4 million or 1.9% decrease due to the impact of foreign currency translation.

Gross Profit. During the six months ended June 30, 2016, gross profit for the Americas segment decreased $2.9 million or 2.3% and gross margin decreased 310 basis points, to 47.7%, compared to the same period in 2015. The decrease in the Americas segment gross profit is due to the net impact of: (i) a $12.6 million or 9.9% decrease due to the combined impact of decreased average sale prices and higher average cost of sales per unit, (ii) a $10.6 million or 8.3% increase due to higher sales volumes, and (iii) a $0.9 million or 0.7% decrease due to the impact of foreign currency translation.

SG&A. During the six months ended June 30, 2016, SG&A for our Americas segment increased $0.1 million, or 0.1%, compared to the same period in 2015. There were no individually significant items associated with the change in SG&A in the Americas segment.

Asia Pacific Operating Segment

Revenue. During the six months ended June 30, 2016, revenues for our Asia Pacific segment decreased $14.0 million or 5.6% compared to the same period in 2015. The decrease in the Asia Pacific segment revenue was due to the net impact of: (i) a $16.1 million or 6.5% decrease in average selling prices, (ii) a $4.2 million or 1.7% increase due to higher sales volumes, (iii) a $2.1 million or 0.8% decrease due to the unfavorable impact of foreign currency translation. Sales volumes for the six months ended June 30, 2016 were negatively impacted by approximately $3.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Cost of Sales. During the six months ended June 30, 2016, cost of sales for our Asia Pacific segment decreased $4.1 million or 4.0% compared to the same period in 2015. The decrease in the Asia Pacific segment cost of sales was due to the net impact of: (i) a $4.8 million or 4.7% decrease due to a lower average costs per unit sold, (ii) a $1.7 million or 1.7% increase due to higher sales volumes, and (iii) a $1.0 million or 1.0% decrease due to the impact of foreign currency translation. The impact of sales volumes on cost of sales was reduced by approximately $1.7 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Gross Profit. During the six months ended June 30, 2016, gross profit for the Asia Pacific segment decreased $9.9 million or 6.7% and gross margin decreased 70 basis points, to 58.3%, compared to the same period in 2015. The decrease in the Asia Pacific segment’s gross profit is due to the net impact of: (i) a $11.3 million or 7.7% decrease due to lower average sales price in excess of the lower average cost per unit, (ii) a $2.5 million or 1.7% increase due to higher sales volumes, and (iii) a $1.1 million or 0.7% decrease due to the impact of foreign currency translation. Gross profit declined by approximately $1.3 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

SG&A. During the six months ended June 30, 2016, SG&A for our Asia Pacific segment decreased $8.2 million or 9.6% compared to the same period in 2015. The decrease in SG&A in the Asia Pacific segment was primarily due to the net impact of: (i) a $5.5 million or 6.5% decrease associated with bad debt expense, and (ii) a $3.8 million or 4.5% decrease associated with salary expense which was largely offset by, (iii) a $3.2 million or 3.8% increase associated with contract labor, and (iv) a $2.4 million or 2.9% decrease associated with rent expense.

Europe Operating Segment

Revenue. During the six months ended June 30, 2016, revenues for our Europe segment decreased $1.1 million or 1.0% compared to the same period in 2015. The decrease in the Europe segment revenue was due to the net impact of: (i) a $3.3 million or 3.1% increase due to higher sales volumes, (ii) a $2.2 million or 2.1% decrease due to a lower average selling prices, and (iii) a $2.2 million or 2.0% decrease due to the impact of foreign currency translation.

Cost of Sales. During the six months ended June 30, 2016, cost of sales for our Europe segment increased $2.8 million or 5.2% compared to the same period in 2015. The increase in the Europe segment cost of sales was due to the net impact of: (i) a $2.3 million or 4.1% increase due to higher average costs (ii) a $1.6 million or 3.1% increase due to higher sales volumes, and (iii) a $1.1 million or 2.0% decrease due to the impact of foreign currency translation.

Gross Profit. During the six months ended June 30, 2016, gross profit for the Europe segment decreased $3.9 million or 7.0% and gross margin decreased 310 basis points, to 47.7%, compared to the same period in 2015. The decrease in the Europe segment’s gross profit is due to the net impact of: (i) a $4.5 million or 8.1% decrease due to a lower average selling price and increase in the average unit cost, (ii) a $1.7 million or 3.1% increase due to higher sales volumes, and (iii) a $1.1 million or 2.0% decrease due to the impact of foreign currency translation.

SG&A. During the six months ended June 30, 2016, SG&A for our Europe segment decreased $2.1 million, or 5.5%, compared to the same period in 2015. The decrease in SG&A for the Europe segment was primarily a result of: (i) a $1.3 million or 3.5% decrease associated with salary and labor expense, and (ii) a $1.1 million or 2.7% decrease associated with rent expense.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows

Our condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are summarized as follows:

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Cash provided by (used in) operating activities	$19,818	$(3,051)	$22,869
Cash used in investing activities	(11,258)	(9,141)	(2,117)
Cash used in financing activities	(7,443)	(50,616)	43,173
Effect of exchange rate changes on cash	2,204	(7,425)	9,629
Net change in cash and cash equivalents	$3,321	$(70,233)	$73,554

During the six months ended June 30, 2016, cash and cash equivalents increased $3.3 million to $146.7 million compared to $143.3 million at December 31, 2015. The primary drivers of this increase include the net impact of: (i) a $47.1 million decrease in cash associated with changes in outstanding accounts receivable, net of allowances, primarily related to seasonal increase in sales volumes, (ii) a $25.7 million increase in cash from net income, (iii) a $17.0 million increase associated non-cash depreciation and amortization expense, (iv) a $15.6 million increase associated with higher accrued expenses and other liabilities, (v) a $10.3 million decrease associated with cash paid for property and equipment, (vi) a $8.9 million increase associated with higher accounts payable, (vii) a $7.5 million decrease associated with higher prepaid expenses and other assets,

(viii) a $6.0 million decrease in cash due to dividend payments on our Series A Preferred Stock, and (ix) a $5.9 million increase associated with share based compensation.

Operating Activities. Cash from operating activities increased $22.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in cash and cash equivalents from operating activities is primarily due to the net impact of: (i) a $34.5 million decrease associated with the change in accounts payable, (ii) a $33.1 million increase associated with the change in accounts receivable, (iii) a $18.0 million increase associated with the change in inventory, and (iv) a $14.7 million increase in cash due to higher net income for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Investing Activities. The $2.1 million increase in cash used in investing activities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to the net impact of: (i) a $6.1 million increase in cash paid to purchase property, plant, and equipment, (ii) a $2.9 million decrease in cash paid for intangible assets, (ii) a $2.4 million increase in cash proceeds from the disposal of property and equipment, (iii) a $1.3 million decrease associated with changes in restricted cash.

Financing Activities. The $43.2 million decrease in net cash used in financing activities was primarily attributable to the net impact of: (i) a $42.7 million decrease in cash spent on the purchase of treasury stock, compared to the same quarter of the prior year, (ii) a $29.6 million net increase in proceeds from bank borrowings, and (iii) a $28.0 million increase in repayments of bank borrowings and capital lease obligations.

Working Capital

As of June 30, 2016, accounts receivable increased by $50.5 million compared to December 31, 2015. The increase in accounts receivable is primarily attributable to the higher seasonal sales volumes we generally experience in the first half of the year as compared to the last half of the year. As of June 30, 2016, we had total reserves of $55.9 million compared to total reserves of $49.4 million on December 31, 2015. The increase in reserves was primarily associated with the increase in outstanding accounts receivable. As of June 30, 2016, accrued expenses and other liabilities increased $12.8 million and accounts payable increased $10.1 million compared to December 31, 2015, primarily due to increased product purchases for inventory, associated with the seasonal increase in sales expected during the spring and summer months. Other receivables also increased by $7.0 million compared to December 31, 2015.

Consistent with prior years, we anticipate our net working capital needs will decrease throughout the remainder of 2016, which we believe will result in positive cash flows from operations for the remaining quarters of 2016.

We anticipate our cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we have a revolving credit facility with PNC Bank, National Association (“PNC”) as lead lender, which was amended on June 13, 2016, that provides us with up to $80.0 million in borrowing capacity and matures in February 2021 (see Revolving Credit Facility below). As of June 30, 2016, we have zero borrowings on the revolving credit facility and we have $1.3 million of outstanding letters of credit resulting in $78.7 million of available credit, for future financing needs, as of June 30, 2016.

Stock Repurchase Plan Authorizations

We continue to evaluate options to maximize the returns on our cash and to maintain an appropriate capital structure, including, among other alternatives, repurchases of our common stock.

On December 26, 2013, the Board approved the repurchase of up to $350.0 million of our common stock, under the 2013 stock repurchase plan, which replaced all of our prior stock repurchase authorizations. The number, price, structure and timing of the repurchases will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our Credit Agreement, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

As of June 30, 2016, we had $118.7 million of remaining common stock repurchase authorizations under our 2013 stock repurchase plan. During the three months and six months ended June 30, 2016, we had no repurchases. Future stock repurchases are subject to the terms of our Credit Agreement, which allows for a maximum of $50.0 million in stock repurchases per year.

Senior Revolving Credit Facility

In December 2011, we entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders. On February 18, 2016, we entered into the Eleventh Amendment to the Credit Agreement which, primarily: (i) extended the maturity date to February 2021, (ii) resized the borrowing capacity of the facility to $75.0 million, (iii) amended certain definitions of the financial covenants to become more favorable to the Company, (iv) set the minimum fixed charge coverage ratio to 1.00 to 1.00 through the period ended June 30, 2016 and 1.10 to 1.00 thereafter, (v) set the maximum leverage ratio to 2.50 to 1.00 through the period ended June 30, 2016 and 2.00 to 1.00 thereafter, (vi) allows up to $50.0 million in stock repurchases to be made each fiscal year, subject to certain restrictions, and (vii) limited certain capital expenditures and commitments to an aggregate of $50.0 million per year. The Eleventh Amendment also changed the variable lending rates. For domestic base rate loans, including swing loans, the interest rate is equal to a daily base rate plus a margin ranging from 0.50% to 0.75% based on certain conditions. For domestic LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.50% to 1.75% based on certain conditions.

On June 13, 2016, we entered into the Twelfth Amendment to the Credit Agreement, which primarily increased the borrowing capacity of the facility from $75.0 million to $80.0 million. Under the terms of the Credit Agreement, the above financial covenants are only applicable when average borrowings exceed $20.0 million over a 30-day period, starting on the 15th day of the last month of each quarter.

As of June 30, 2016, we were in compliance with each of our financial covenants under the Credit Agreement, with actual calculations as follows: (i) the fixed charge coverage ratio (which is calculated as adjusted EBITDA plus fixed charges before tax for a rolling four quarters divided by fixed charges before tax plus interest for a rolling four quarters) was 3.41 to 1.00, compared to the minimum allowable amount of 1.00 to 1.00 (ii) the leverage ratio (which is calculated as a consolidated indebtedness divided by adjusted EBITDA for a rolling four quarters) was 0.23 to 1.00, compared to the maximum allowable amount of 2.50 to 1.00 (iii) stock repurchases were zero, and (iv) capital expenditures and commitments were $24.0 million. For the three and six months ended June 30, 2016, the weighted average/effective interest rate for outstanding borrowings under the Credit Agreement was 2.75% and 3.15%, respectively. The Company currently anticipates remaining in compliance with each of its debt covenant obligations for the foreseeable future.

As of both June 30, 2016 and December 31, 2015, we had no outstanding borrowings under the Credit Agreement. As of both June 30, 2016 and December 31, 2015, we had outstanding letters of credit of $1.3 million, which were reserved against the borrowing base under the terms of the Credit Agreement. As of June 30, 2016 and December 31, 2015, the Company had $78.7 million and $73.7 million, respectively, of available borrowing capacity. During the three and six months ended June 30, 2016, Crocs capitalized less than $0.1 million and $0.6 million, respectively, in fees and third party costs as deferred financing costs associated with the Credit Agreement and the negotiation of a new debt financing agreement that has not yet been executed. The short-term portion of these fees are recorded in the ‘Prepaid expenses and other assets’ account and the long-term portion are recorded in the ‘Other assets’ accounts.

Asia Pacific Revolving Credit Facility

On August 28, 2015, a we entered into a revolving credit facility agreement with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) as the lender. The revolving credit facility enables us to borrow uncommitted dual currency revolving loan facilities up to RMB 40.0 million, or the USD equivalent, and import facilities up to RMB 60.0 million, or the USD equivalent, with a combined facility limit of RMB 60.0 million. The revolving credit facility can be canceled or suspended at any time at the discretion of the lender and contains provisions requiring us to maintain compliance with certain restrictive covenants. As of June 30, 2016 and December 31, 2015, the revolving credit facility remained suspended at the discretion of the lender and we had no outstanding borrowings or borrowings available under the revolving credit facility.

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

As of June 30, 2016 and December 31, 2015 Crocs had $3.7 million and $6.4 million, respectively, of debt outstanding under five separate notes payable, of which $3.4 million and $4.8 million, respectively, represent current installments. As of June 30, 2016, the notes bear interest rates ranging from 2.45% to 2.79% and maturities ranging from September 2016 to September 2017.

Capital Assets

During the six months ended June 30, 2016, net capital assets acquired, inclusive of intangible assets, were $12.8 million compared to $9.7 million during the six months ended June 30, 2015. As of June 30, 2016, Crocs has committed additional purchases of capital assets through December 31, 2016 of approximately $14.1 million.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested; however, our Board has approved a foreign cash repatriation strategy. As part of this strategy, we repatriated approximately $11.8 million of current earnings during the six months ended June 30, 2016 without a tax impact. Further cash repatriation will depend on future cash requirements in the U.S. As of June 30, 2016, we maintain approximately $128.0 million of foreign earnings for which tax has previously been provided that has not yet been repatriated.

Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries have monetary laws, which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of June 30, 2016, we held $125.9 million of our total $146.7 million cash balance in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $125.9 million, $0.3 million could potentially be restricted, as described above. If the remaining

$125.6 million were immediately repatriated to the U.S., no additional tax expense would be incurred as all amounts are currently provided for in our condensed consolidated statement of operations.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2016.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations, outside of discussions regarding constant currency and non-GAAP SG&A expenses, is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2015. There were no changes in our critical accounting policies since December 31, 2015.

Recent Accounting Pronouncements

See Note 1 - Organization & Basis of Presentation in the accompanying notes to the condensed consolidated financial statements for recently adopted and issued accounting pronouncements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Our exposure to market risk includes interest rate fluctuations in connection with our Credit Agreement and certain financial instruments. In addition to the Credit Agreement, we have incurred short-term indebtedness associated with certain vendor financing arrangements as well as certain short- and long-term indebtedness related to the implementation of our ERP system. Borrowings under these debt instruments bear fixed interest rates and therefore, do not have the potential for market risk.

Borrowings under our Credit Agreement bear interest at a variable rate. For domestic base rate loans, the interest rate is equal to the highest of (i) the daily federal funds open rate plus 0.50%, (ii) prime rate, and (iii) a daily LIBOR rate plus 1.00%. In each case there is an additional margin ranging from 0.50% to 0.75% based on certain conditions. For domestic LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.50% to 1.75% based on certain conditions. Borrowings under the Credit Agreement are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of both June 30, 2016 and December 31, 2015, there were zero borrowings, respectively, under the Credit Agreement and therefore, we are currently not exposed to market interest rate risk.

Borrowings under the HSBC revolving credit facility bear interest at a variable rate. For loans denominated in USD, the interest rate is 2.10% per annum plus LIBOR for three months or any other period as may be determined by HSBC at the end of each interest period. For loans denominated in RMB, interest equals the one year benchmark lending rate effective on the loan drawdown date set forth by the People’s Bank of China with a 10% mark-up and is payable on the maturity date of the related loan. Borrowings under the HSBC revolving credit facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. As of both June 30, 2016 and December 31, 2015, there were no borrowings under the revolving credit facility as the facility was suspended. Therefore, we are currently not exposed to market interest rate risk under the HSBC revolving credit facility.

We additionally hold cash equivalents including certificate of deposits, time deposits, and money market funds. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of June 30, 2016, we held $7.0 million in cash equivalents subject to variable interest rates. If the prevailing market interest rates relative to these investments increased or decreased by 10% during the three months ended June 30, 2016, interest income would have increased or decreased by less than $1.0 million.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third party manufacturers in U.S. Dollars. Our ability to sell our products in foreign markets and the U.S. Dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. Dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase or decrease of 1% in value of the U.S. Dollar relative to foreign currencies would have increased or decreased loss before taxes for the three and six months ended June 30, 2016 by approximately $0.8 million and $1.0 million, respectively. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. Dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced for the three and six months ended June 30, 2016 and 2015.

We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk inherent in revenues, expenses, and monetary assets and liabilities denominated in non-functional currencies. We have entered into foreign currency exchange forward contracts and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities.

The following table summarizes the notional amounts of the outstanding foreign currency exchange contracts as of June 30, 2016 and December 31, 2015. The notional amounts of the derivative financial instruments shown below are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the foreign currency exchange risks.

	June 30, 2016	December 31, 2015
	(in thousands)
Foreign currency exchange forward contracts by currency:
Japanese Yen	$183,990	$98,390
Singapore Dollar	62,629	—
Euro	46,076	34,219
South Korean Won	20,290	7,981
British Pound Sterling	18,569	21,859
Canadian Dollar	11,510	1,980
Mexican Peso	10,933	7,277
Australian Dollar	7,736	6,459
Indian Rupee	6,461	5,036
New Taiwan Dollar	5,924	1,798
Russian Ruble	3,692	667
Brazilian Real	2,584	—
Swedish Krona	1,663	1,655
Hong Kong Dollar	667	668
South African Rand	—	6,402
Total notional value, net	$382,724	$194,391

Latest maturity date	July 2016	January 2016

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 30, 2016, a 10% appreciation or depreciation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $17.2 million.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2016. This is done to ensure information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management concluded our disclosure controls and procedures over financial reporting were ineffective as of June 30, 2016, as management identified material weaknesses in our disclosure controls and procedures related to our internal controls over financial reporting, as further described below. The material weaknesses were first identified in connection with our evaluation of disclosure controls and procedures as of December 31, 2015, and such weaknesses have not been remediated as of June 30, 2016. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following control deficiencies that constitute individually, or in the aggregate, material weaknesses in our disclosure control over financial reporting as disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015:

Financial Close Process.    We identified deficiencies related to the operating effectiveness of controls over the completeness and accuracy of our review and approval of certain journal entries and period end adjusting entries. In addition, we did not consistently maintain or perform on a timely basis our control procedures over certain account analysis, data integrity, documentation, review, and approval of year-end accounting entries to ensure the accuracy and completeness of the entries recorded. We also identified deficiencies regarding the review and approval of our income tax entries related to our deferred income tax accounts and the related impacts on income tax expense or benefit.

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

Our remediation efforts were ongoing as of June 30, 2016.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts noted above, there were no material changes in our disclosure control over financial reporting that occurred during the three months ended June 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

The Company is currently subject to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. In October 2013, CBP issued the final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review and recommends collection of the duties due. Crocs responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection. Additionally, on December 12, 2014, Crocs made an offer to settle CBP’s potential claims and tendered $3.5 million. Counsel has had initial conversations with the CBP, which has indicated that it believes the current offer is insufficient. Crocs plans to continue to have discussions with the CBP in an effort to resolve the claims. At this time, it is not possible to determine how long this process will take or to predict whether a negotiated settlement can be reached. Likewise, if a settlement cannot be reached, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

Crocs is currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, Crocs was notified about the issuance of assessments totaling approximately $4.5 million for the period January 2010 through May 2011. Crocs has disputed these assessments and asserted defenses to the claims. On February 25, 2015, Crocs received additional assessments totaling approximately $10.4 million related to the remainder of the audit period. Crocs has also disputed these assessments and asserted defenses and filed appeals to these claims. On May 11, 2016, Crocs was notified of a decision rejecting the defense filed against the first assessment covering the period of January 2010 through May 2011. Crocs filed an appeal against that decision on June 8, 2016. It is anticipated that this matter will take up to several years to be resolved. It is not possible at this time to predict the outcome of this matter.

Although Crocs is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, Crocs is not party to any other pending legal proceedings that Crocs believes would reasonably have a material adverse impact on its business, financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units)	Average Price Paid per Share	Total Number of of Shares (or Units) Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares or Units That May Yet Be Purchased Under the Plans or Programs
Period	Purchased	(or Unit)	or Programs (1)	(in thousands) (1)
April 1 to April 30, 2016	—	$—	—	$118,676
May 1 to May 31, 2016	—	$—	—	$118,676
June 1 to June 30, 2016	—	$—	—	$118,676
Total	—	$—	—	$118,676

(1)         On December 26, 2013, the Board approved the repurchase of up to $350.0 million of our common stock, which was announced on December 30, 2013. This authorization replaced our previous stock repurchase authorizations. During the three months ended June 30, 2016, we had no repurchases of shares under our publicly-announced repurchase plan. As of June 30,

2016, approximately $118.7 million of shares remained available for repurchase under our share repurchase authorization. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our Credit Agreement, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

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

10.1†

Twelfth Amendment to Amended and Restated Credit Agreement, dated June 13, 2016, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., and PNC Bank, National Association, as a lender and administrative agent.

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: August 5, 2016	By:	/s/ Carrie Teffner
		Name:	Carrie Teffner
		Title:	Executive Vice President and Chief
Financial Officer