Form 10-Q
period 2016-09-30
Crocs, Inc.
filed 2016-11-09
CIK 1334036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, Crocs, Inc. had 73,546,841 shares of its $0.001 par value common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations, and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “ believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•                  the matters discussed below under “Known or Anticipated Trends”; and

•                  our belief that we have sufficient liquidity to fund our business operations during the next twelve months; and

•                  our expectations regarding our level of capital expenditures in fiscal 2017; and

•                  our expectations regarding the future performance of our business.

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

Crocs, Inc.

Table of Contents to the Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2016

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$245,888	$274,088	$848,856	$881,952
Cost of sales	123,454	153,267	427,416	443,891
Gross profit	122,434	120,821	421,440	438,061
Selling, general and administrative expenses	122,719	135,110	386,112	429,815
Asset impairment charges	930	5,460	1,695	7,535
Restructuring charges	—	981	—	7,454
Income (loss) from operations	(1,215)	(20,730)	33,633	(6,743)
Foreign currency transaction gain (loss), net	1,379	(2,908)	(1,568)	(2,631)
Interest income	178	268	558	752
Interest expense	(184)	(171)	(661)	(650)
Other income (expense), net	(1)	405	(108)	(6)
Income (loss) before income taxes	157	(23,136)	31,854	(9,278)
Income tax expense	(1,690)	(888)	(7,704)	(3,745)
Net income (loss)	$(1,533)	$(24,024)	$24,150	$(13,023)

Dividends on Series A convertible preferred stock	$(3,000)	$(3,000)	$(9,000)	$(8,833)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(819)	(752)	(2,406)	(2,209)
Net income (loss) loss attributable to common stockholders	$(5,352)	$(27,776)	$12,744	$(24,065)
Net income (loss) per common share:
Basic	$(0.07)	$(0.37)	$0.15	$(0.32)
Diluted	$(0.07)	$(0.37)	$0.14	$(0.32)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(1,533)	$(24,024)	$24,150	$(13,023)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	(140)	(11,739)	6,531	(29,306)
Total comprehensive income (loss)	$(1,673)	$(35,763)	$30,681	$(42,329)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$150,216	$143,341
Accounts receivable, net of allowances of $50,412 and $49,364, respectively	101,651	83,616
Inventories	169,376	168,192
Income tax receivable	6,979	10,233
Other receivables	17,793	14,233
Prepaid expenses and other assets	29,925	26,334
Total current assets	475,940	445,949
Property and equipment, net of accumulated depreciation of $104,213 and $97,650, respectively	45,820	49,490
Intangible assets, net	75,740	82,297
Goodwill	2,586	1,973
Deferred tax assets, net	6,699	6,608
Other assets	18,388	21,703
Total assets	$625,173	$608,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,881	$63,336
Accrued expenses and other liabilities	90,194	92,573
Income taxes payable	9,173	6,416
Current portion of borrowings and capital lease obligations	3,593	4,772
Total current liabilities	153,841	167,097
Long-term income tax payable	4,965	4,547
Long-term borrowings and capital lease obligations	27	1,627
Other liabilities	13,848	13,120
Total liabilities	172,681	186,391
Commitments and contingent liabilities:
Series A convertible preferred stock, par value $0.001 per share, 1,000,000 shares authorized, 200,000 shares issued and outstanding, redemption amount and liquidation preference of $203,000 as of both September 30, 2016 and December 31, 2015	178,063	175,657

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 4,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 93,814,222 and 73,535,800 shares issued and outstanding, respectively, as of September 30, 2016 and 93,101,007 and 72,851,418 shares issued and outstanding, respectively, as of December 31, 2015	94	94
Treasury stock, at cost, 20,278,422 and 20,249,589 shares as of September 30, 2016 and December 31, 2015, respectively	(284,176)	(283,913)
Additional paid-in capital	361,688	353,241
Retained earnings	241,205	227,463
Accumulated other comprehensive loss	(44,382)	(50,913)
Total stockholders’ equity	274,429	245,972
Total liabilities and stockholders’ equity	$625,173	$608,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$24,150	$(13,023)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,473	28,019
Unrealized gain on foreign exchange, net	(7,863)	(99)
Deferred income taxes	(85)	175
Asset impairment charges	1,695	7,535
Provision for doubtful accounts, net	1,805	25,258
Share-based compensation	8,006	8,886
Other non-cash items	254	241
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(15,762)	(48,092)
Inventories	3,750	(27,713)
Prepaid expenses and other assets	(7,559)	(321)
Accounts payable	(14,592)	38,864
Accrued expenses and other liabilities	4,071	2,836
Income taxes	6,011	(15,626)
Cash provided by operating activities	29,354	6,940
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(12,651)	(4,235)
Proceeds from disposal of property and equipment	2,425	—
Cash paid for intangible assets	(5,598)	(7,572)
Change in restricted cash	953	11
Cash used in investing activities	(14,871)	(11,796)
Cash flows from financing activities:
Proceeds from bank borrowings	29,582	—
Repayments of bank borrowings and capital lease obligations	(32,378)	(3,957)
Dividends - Series A preferred stock	(9,000)	(8,900)
Deferred debt issuance costs	(466)	(94)
Issuances of common stock	391	1,255
Purchase of treasury stock, net of issuances	—	(75,928)
Repurchase of common stock for tax withholding	(263)	(261)
Cash used in financing activities	(12,134)	(87,885)
Effect of exchange rate changes on cash	4,526	(6,305)
Net change in cash and cash equivalents	6,875	(99,046)
Cash and cash equivalents - beginning of period	143,341	267,512
Cash and cash equivalents - end of period	$150,216	$168,466

Supplemental disclosure of cash flow information - cash paid during the period for:
Interest, net of capitalized interest	$417	$688
Income taxes	$10,274	$17,668
Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends	$3,000	$3,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, these financial statements do not include all information required for complete financial statements. The condensed consolidated balance sheet at December 31, 2015, was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our 2015 consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All intercompany transactions and balances have been eliminated.

Transactions with Affiliates

The Company receives inventory count services from RGIS, LLC (“RGIS”), a wholly owned subsidiary of Blackstone Capital Partners VI L.P. (“Blackstone”), which currently beneficially owns all the outstanding shares of the Company’s series A convertible preferred stock (“Series A Preferred Stock”), which is convertible into approximately 15.8% of the Company’s common stock as of September 30, 2016. Two Blackstone representatives also serve on the Company’s board of directors (the “Board”). During the three and nine months ended September 30, 2016, the Company paid less than $0.1 million and $0.3 million, respectively, to RGIS for services received. During the three and nine months ended September 30, 2015, the Company paid $0.1 million and $0.3 million, respectively, to RGIS for services received. Expenses related to these services provided are recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statement of operations.

Recently Adopted Accounting Standards

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and is effective for fiscal years beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15: Interest — Imputation of Interest (Subtopic 835-30), which relates to the presentation of debt issuance costs associated with line-of-credit arrangements. This standard clarifies the guidance set forth in ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The new pronouncement clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The Company considered this clarification in conjunction with the adoption of ASU 2015-03, which occurred on January 1, 2016. These pronouncements did not have a material impact on the Company’s condensed consolidated financial statements. In adopting ASU 2015-15, the Company elected to present debt issuance costs related to line-of-credit arrangements as an asset.

Share-Based Payments

In June 2014, the FASB issued ASU 2014-12 in response to the Emerging Issues Task Force consensus on Issue 13-D. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. This ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. On January 1, 2016, the Company adopted this pronouncement, which did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Standards - Not Yet Adopted

Statement of Cash Flows - Classification

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance for how certain transactions are classified in the statement of cash flows. This standard requires a retrospective transition method to each period presented and is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of the adoption of this standard on its condensed consolidated financial statements.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718), which is intended to increase simplification of accounting for equity share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This standard is effective for annual periods (including interim periods) beginning after December 15, 2016, with early adoption permitted.

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

Prepaid Stored-Value Products

In March 2016, the FASB issued ASU No. 2016-04, Liabilities — Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This update aligns recognition of the financial liabilities related to prepaid stored-value products (for example, prepaid gift cards), with Topic 606, Revenue from Contracts with Customers, for non-financial liabilities. In general, certain of these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. This standard is effective for annual periods (including interim periods) beginning after December 15, 2017, with early adoption permitted. At adoption, this update will be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. The Company is currently assessing the adoption method and the impact that adopting this new accounting standard will have on its condensed consolidated financial statements.

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

Financial Instruments

In January 2016, the FASB issued ASU 2016-01: Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The ASU requires the adoption method by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments relating to equity securities without readily determinable fair values (including disclosure requirements) will be applied prospectively to equity investments that exist as of the date of adoption. These changes become effective for fiscal years beginning after December 15, 2017. The expected adoption method is being evaluated by the Company and is not expected to have a significant impact on its condensed consolidated financial statements.

Inventory

In July 2015, the FASB issued ASU 2015-11: Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Specifically, this standard eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. This ASU requires a prospective adoption method and is effective prospectively after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that this pronouncement will have on its condensed consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 becomes effective for reporting periods (including interim periods) beginning after December 15, 2017. Early application is permitted for reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that this pronouncement will have on its condensed consolidated financial statements. The Company has not yet selected a transition method or determined the effect of the standard on financial reporting once the standard is effective.

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

Other new pronouncements issued but not effective until after September 30, 2016 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Asset Impairments

The Company periodically evaluates all of its long-lived assets for impairment when events or circumstances would indicate the carrying value of a long-lived asset may not be fully recoverable. Retail asset impairment charges relate to certain underperforming stores that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over the remaining economic life or lease terms of those assets. Retail impairment expense by operating segment is summarized as follows:

	Three Months Ended September 30,
	2016		2015
	Impairment Charge	Number of Stores (1)	Impairment Charge	Number of Stores (1)
	(in thousands, except store count data)
Americas	$586	4	$5,024	15
Asia Pacific	226	5	103	4
Europe	118	3	333	7
Total asset impairment	$930	12	$5,460	26

	Nine Months Ended September 30,
	2016		2015
	Impairment Charge	Number of Stores (1)	Impairment Charge	Number of Stores (1)
	(in thousands, except store count data)
Americas	$1,287	9	$5,710	18
Asia Pacific	264	9	618	12
Europe	144	5	1,207	13
Total asset impairment	$1,695	23	$7,535	43

(1) Represents stores with partially and fully depreciated assets.

Depreciation

During the three months ended September 30, 2016 and 2015, the Company recorded $3.6 million and $4.0 million, respectively, in depreciation expense of which $0.4 million for both periods was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. During the nine months ended September 30, 2016 and 2015, the Company recorded $11.2 million and $13.0 million, respectively, in depreciation expense of which $1.2 million and $1.4 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations.

3. INVENTORIES

The following table summarizes inventories by major classification:

	September 30, 2016	December 31, 2015
	(in thousands)
Finished goods	$163,673	$162,341
Raw materials	5,224	4,933
Work-in-progress	479	918
Total inventories	$169,376	$168,192

4. GOODWILL & INTANGIBLE ASSETS

The following table summarizes goodwill and identifiable intangible assets:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Capitalized software (1) (2)	$169,628	$(96,069)	$73,559	$162,700	$(82,596)	$80,104
Customer relationships (3)	4,082	(4,082)	—	4,016	(4,016)	—
Patents, copyrights, and trademarks	7,266	(5,393)	1,873	6,892	(5,135)	1,757
Core technology (3)	3,688	(3,688)	—	3,498	(3,498)	—
Other (3)	636	(636)	—	776	(637)	139
Total finite lived intangible assets	185,300	(109,868)	75,432	177,882	(95,882)	82,000
Indefinite lived intangible assets (3)	308	—	308	297	—	297
Goodwill (4)	2,586	—	2,586	1,973	—	1,973
Goodwill and intangible assets	$188,194	$(109,868)	$78,326	$180,152	$(95,882)	$84,270

(1) Gross carrying amount at September 30, 2016 includes $4.1 million of software held under a capital lease classified as capitalized software as of both September 30, 2016, and December 31, 2015.

(2) Accumulated amortization includes $3.5 million and $3.1 million for software held under a capital lease as of September 30, 2016, and December 31, 2015, respectively, and is amortized using the straight-line method over the useful life.

(3) Change is due to the impact of foreign currency translation.

(4) Gross carrying amount at September 30, 2016 includes $0.5 million associated with the acquisition of operations in Austria on June 30, 2016. The remainder of the increase at September 30, 2016 compared to December 31, 2015, is associated with the impact of foreign currency translation.

The following table summarizes estimated future annual amortization of intangible assets:

Fiscal years ending December 31,	September 30, 2016
(in thousands)
2016 (remainder of year)	$6,805
2017	17,950
2018	15,970
2019	14,337
2020	12,073
Thereafter	8,297
Total	$75,432

During the three months ended September 30, 2016 and 2015, amortization expense recorded for intangible assets with finite lives was $4.8 million and $4.9 million, respectively, of which $1.2 million and $1.4 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations. During the nine months ended September 30, 2016 and 2015, amortization expense recorded for intangible assets with finite lives was $14.3 million and $15.0 million, respectively, of which $3.9 million and $4.5 million, respectively, was recorded in ‘Cost of sales,’ with the remaining amounts recorded in ‘Selling, general and administrative expenses’ on the condensed consolidated statements of operations.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities:

	September 30, 2016	December 31, 2015
	(in thousands)
Accrued compensation and benefits	$22,195	$20,973
Fulfillment, freight, and duties	18,399	14,776
Professional services	12,534	15,019
Sales/use and VAT tax payable	7,997	7,018
Accrued rent and occupancy	7,575	7,639
Deferred revenue and royalties payable	6,575	1,430
Customer deposits	3,310	3,236
Dividend payable	3,000	3,000
Derivatives liability	2,445	55
Accrued legal liabilities	1,617	1,971
Travel and entertainment liabilities	815	2,150
Accrued loss on disposal group (1)	—	6,743
Other (2)	3,732	8,563
Total accrued expenses and other current liabilities	$90,194	$92,573

(1) The December 31, 2015 balance represents accrued losses related to the South Africa disposal group. The sale of the South Africa operations was completed on April 15, 2016 and the associated gain on disposal was immaterial.

(2) The amounts in ‘Other’ consist of various accrued expenses, of which no individual item accounted for more than 5% of the total balance as of September 30, 2016 or December 31, 2015.

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

Assets or liabilities measured at fair value and the classification by level of input within the fair value hierarchy are as follows:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Deposits	$2,413	$—	$—	$2,413

Prepaid expenses and other assets:
Restricted deposits	2,341	—	—	2,341
Total assets	$4,754	$—	$—	$4,754

Accrued expenses and other liabilities:
Foreign currency derivative liability	$—	$2,445	$—	$2,445

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Deposits	$6,174	$—	$—	$6,174

Prepaid expenses and other assets:
Restricted deposits	1,310	—	—	1,310
Total assets	$7,484	$—	$—	$7,484

Accrued expenses and other liabilities:
Foreign currency derivative liability	$—	$55	$—	$55

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company transacts business in various currencies worldwide, which exposes the Company to foreign currency exchange risk. As a result, changes in international currency rates can impact both the Company’s results of operations and the value of assets and liabilities denominated in foreign currencies.

In general, the Company enters into foreign currency exchange forward contracts and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. As these derivative instruments do not qualify as hedging instruments under the accounting standards for derivatives and hedging, they are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in ‘Foreign currency transaction gain (loss), net’ in the condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the Company had associated liability balances reported in ‘Accrued expenses and other liabilities’ on the condensed consolidated balance sheet. For purposes of the cash flow statement, the Company classifies the cash flows from derivative instruments at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within ‘Cash provided by operating activities’.

The following table summarizes the notional amounts of outstanding foreign currency exchange contracts. The notional amounts of the derivative financial instruments are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified. These notional values do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the foreign currency exchange risks.

September 30, 2016
(in thousands)
Foreign currency exchange forward contracts by currency:
Euro	$79,459
Singapore Dollar	76,968
Japanese Yen	58,860
Canadian Dollar	15,073
Mexican Peso	12,659
South Korean Won	9,033
Australian Dollar	8,080
Other	12,821
Total notional value	$272,953

Latest maturity date	October 2016

The following table presents the amounts affecting the condensed consolidated statements of operations from derivative instruments and exposure from day-to-day business transactions in various foreign currencies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Foreign currency gain (loss)	$3,039	$(288)	$11,804	$4,332
Derivatives not designated as hedging instruments:
Foreign currency exchange forwards loss	(1,660)	(2,620)	(13,372)	(6,963)
Foreign currency transaction gain (loss), net	$1,379	$(2,908)	$(1,568)	$(2,631)

Both realized and unrealized gains/losses from underlying foreign currency activity and derivative contracts are reported on a net basis in ‘Foreign currency transaction gain (loss), net’ on the condensed consolidated statements of operations.

8. REVOLVING CREDIT FACILITY & BANK BORROWINGS

Senior Revolving Credit Facility

In December 2011, the Company entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders. On February 18, 2016, the Company entered into the Eleventh Amendment to the Credit Agreement which, primarily: (i) extended the maturity date to February 2021, (ii) resized the borrowing capacity of the facility to $75.0 million, (iii) amended certain definitions of the financial covenants to become more favorable to the Company, (iv) set the minimum fixed charge coverage ratio to 1.10 to 1.00, (v) set the maximum leverage ratio to 2.00 to 1.00, (vi) allows up to $50.0 million in stock repurchases to be made each fiscal year, subject to certain restrictions, and (vii) limited certain capital expenditures and commitments to an aggregate of $50.0 million per year. The Eleventh Amendment also changed the variable interest rates. For domestic base rate loans, including swing loans, the interest rate is equal to a daily base rate plus a margin ranging from 0.50% to 0.75% based on certain conditions. For domestic LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.50% to 1.75% based on certain conditions.

On June 13, 2016, the Company entered into the Twelfth Amendment to the Credit Agreement, which primarily increased the borrowing capacity of the facility from $75.0 million to $80.0 million. Under the terms of the Credit Agreement, the above financial covenants are only applicable when average line usage exceeds 25% of the borrowing capacity, or $20.0 million, over a 30-day period, starting on the 15th day of the last month of each quarter. As of September 30, 2016, the financial covenants under the credit agreement were not applicable.

As of September 30, 2016, the Company would have been in compliance with each of the covenants under the Credit Agreement had the Company exceeded borrowings greater than 25% of the borrowing capacity. Actual calculations of the financial covenants under the Credit Agreement were as follows: (i) the fixed charge coverage ratio (which is calculated as adjusted EBITDA plus fixed charges before tax for a rolling four quarters divided by fixed charges before tax plus interest for a rolling four quarters) was 1.49 to 1.00, compared to the minimum allowable amount of 1.10 to 1.00, (ii) the leverage ratio (which is calculated as consolidated indebtedness divided by adjusted EBITDA for a rolling four quarters) was 0.30 to 1.00, compared to the maximum allowable amount of 2.00 to 1.00, (iii) stock repurchases were zero, and (iv) capital expenditures and commitments were $25.3 million. For the three and nine months ended September 30, 2016, the weighted average/effective interest rate for outstanding borrowings under the Credit Agreement was 0.00% and 3.15%, respectively.

As of both September 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under the Credit Agreement and had outstanding letters of credit of $1.3 million, which were reserved against the borrowing base under the terms of the Credit Agreement. As of September 30, 2016 and December 31, 2015, the Company had $78.7 million and $73.7 million, respectively, of available borrowing capacity. During the three and nine months ended September 30, 2016, the Company capitalized $0.0 million and $0.6 million, respectively, in fees and third party costs as deferred financing costs associated with the Credit Agreement and the negotiation of a new debt financing agreement that has not yet been executed. The short-term portion of these fees is recorded in ‘Prepaid expenses and other assets’ and the long-term portion is recorded in ‘Other assets’ on the condensed consolidated balance sheets.

Asia Pacific Revolving Credit Facility

On August 28, 2015, a Company subsidiary entered into a revolving credit facility agreement with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) as the lender. The revolving credit facility enables the Company to borrow uncommitted dual currency revolving loan facilities up to RMB 40.0 million, or the USD equivalent, and import facilities up to RMB 60.0 million, or the USD equivalent, with a combined facility limit of RMB 60.0 million. For loans denominated in USD, the interest rate is 2.1% per annum plus LIBOR for three months or any other period as may be determined by HSBC at the end of each interest period. For loans denominated in RMB, interest equals the one year benchmark lending rate effective on the loan draw-down date set forth by the People’s Bank of China with a 10% mark-up and is payable on the maturity date of the related loan. The revolving credit facility can be canceled or suspended at any time at the discretion of the lender and contains provisions requiring the Company to maintain compliance with certain restrictive covenants. As of September 30, 2016 and December 31, 2015, the revolving credit facility remained suspended at the discretion of the lender and the Company had no outstanding borrowings or borrowings available under the revolving credit facility.

Term Bank Borrowings

On December 10, 2012, the Company entered into a Master Installment Payment Agreement (“Master IPA”) with PNC in which PNC financed the Company’s implementation of a new ERP system, which began in October 2012 and was substantially completed in early 2015. The terms of each note payable, under the Master IPA, consist of a fixed interest rate and payment terms based on the amount borrowed and the timing of activity throughout the implementation of the ERP system. The Master IPA is subject to cross-default, cross-termination clauses, and is coterminous with the Credit Agreement.

As the interest rate of each credit agreement is variable, typically based on either the base rate plus an additional margin or the daily LIBOR rates plus an additional margin, the estimated fair value of each debt instrument approximates its carrying value.

As of September 30, 2016 and December 31, 2015 the Company had $2.3 million and $6.4 million, respectively, of debt outstanding under five separate notes payable, of which $2.3 million and $4.8 million, respectively, represent current installments. As of September 30, 2016, the notes bear interest rates ranging from 2.45% to 2.79% and matures on September 2017.

The components of the Company’s consolidated debt and capital lease obligations are as follows:

		Unused Borrowing Capacity (2)			Carrying Value (4)
	Weighted Average Interest Rate (1)	Borrowing Currency		U.S.D. Equivalent	September 30, 2016	December 31, 2015
		(in thousands)
Senior revolving credit facility (3)	Base rate plus 0.50% - 0.75% LIBOR plus 1.50% - 1.75%	$78,697		$78,697	$—	$—
Asia Pacific revolving credit facility	LIBOR plus 2.10%	RMB	—	—	—	—
Term bank borrowings	2.65%	—		—	2,330	6,375
Short term vendor financing arrangement	1.90%				1,256	—
Capital lease obligations					34	24
Total obligations					$3,620	$6,399
Current maturities					$3,593	$4,772
Long-term debt and capital lease obligations					$27	$1,627

(1) The weighted average interest rate in effect at September 30, 2016 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of the derivative instruments, deferred financing costs, original issue premiums or discounts, and commitment fees, all of which affect the Company’ overall cost of borrowing.

(2) Unused borrowing capacity represents the maximum available under the applicable facility at September 30, 2016 without regard to covenant compliance calculations or other conditions precedent to borrowing.

(3) As of September 30, 2016, the unused borrowing capacity of $80.0 million was reduced by $1.3 million of outstanding letters of credit.

(4) As the interest rate of each credit agreement is variable, typically based on either the base rate plus an additional margin or the daily LIBOR rates plus an additional margin, the estimated fair value of each debt instrument approximates its carrying value.

The maturities of the Company’s debt obligations are presented below:

September 30, 2016
(in thousands)
2016 (remainder of year)	$1,264
2017	2,338
2018	8
2019	8
2020	2
Thereafter	—
Total principal debt and capital lease maturities	$3,620
Current portion	$3,593
Non-current portion	$27

9. SHARE-BASED COMPENSATION

Share-based compensation expense is based on the grant date fair value and is recognized on a straight-line basis over the applicable vesting period. During the three months ended September 30, 2016 and 2015, the Company recorded $2.1 million and $2.4 million, respectively, of pre-tax share-based compensation expense, of which $2.0 million and $2.3 million, respectively, is recorded in ‘Selling, general and administrative expense’, and the remainder for both periods is recorded in ‘Cost of sales’ on the condensed consolidated statements of operations. During the nine months ended September 30, 2016 and 2015, the Company recorded $8.0 million and $8.9 million, respectively, of pre-tax share-based compensation expense, of which $7.6 million and $8.5 million, respectively, is recorded in ‘Selling, general and administrative expense’, and the remainder is recorded in ‘Cost of sales’ on the condensed consolidated statements of operations.

Stock Option Activity

A summary of the Company’s stock option activity is presented as follows:

	Stock Option Shares	Weighted Average Exercise Price
Outstanding as of June 30, 2016	704,722	$16.70
Granted	—	$—
Exercised	(7,697)	$3.33
Forfeited or expired	(116,452)	$14.70
Outstanding as of September 30, 2016	580,573	$17.27

	Stock Option Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	1,295,749	$14.09
Granted	—	$—
Exercised	(98,994)	$3.95
Forfeited or expired	(616,182)	$12.71
Outstanding as of September 30, 2016	580,573	$17.27

As of September 30, 2016, there was $0.4 million of unrecognized compensation expense related to stock options. The expense is expected to be amortized over a weighted average period of 2.04 years.

Restricted Stock Awards and Units Activity

A summary of the Company’s restricted stock award (“RSA”) and restricted stock unit (“RSU”) activity is presented as follows:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at June 30, 2016	22,860	$10.28	4,067,145	$9.40
Granted	—	$—	72,284	$9.48
Vested	(5,715)	$10.28	(46,214)	$14.90
Forfeited	—	$—	(115,706)	$10.48
Unvested at September 30, 2016	17,145	$10.28	3,977,509	$9.31

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	6,667	$15.00	3,088,378	$10.75
Granted	22,860	$10.28	2,312,121	$9.16
Vested	(12,382)	$12.82	(544,609)	$13.31
Forfeited	—	$—	(878,381)	$11.33
Unvested at September 30, 2016	17,145	$10.28	3,977,509	$9.31

The total grant date fair value of RSAs vested during both the three months ended September 30, 2016 and 2015 was $0.1 million. The total grant date fair value of RSAs vested during both the nine months ended September 30, 2016 and 2015 was $0.2 million. As of September 30, 2016, the Company had $0.2 million of total unrecognized share-based compensation expense related to non-vested, time-based RSAs, net of expected forfeitures. As of September 30, 2016, the unvested RSAs are expected to be amortized over the remaining weighted average period of 0.68 years.

The total grant date fair value of RSUs vested during the three months ended September 30, 2016 and 2015 was $0.7 million and $0.5 million, respectively. The total grant date fair value of RSUs vested during the nine months ended September 30, 2016 and 2015 was $7.3 million and $7.6 million, respectively. As of September 30, 2016, the Company had $20.2 million of total unrecognized share-based compensation expense related to unvested RSUs, net of expected forfeitures, of which $13.9 million is related to time-based awards and $6.3 million is related to performance-based awards. As of September 30, 2016, the unvested RSUs are expected to be amortized over the remaining weighted average period of 1.86 years, which consists of a remaining weighted average period of 1.79 years related to performance-based awards and a remaining weighted average period of 1.92 years related to time-based awards.

10. INCOME TAXES

The table below summarizes the tax expense and effective tax rates associated with each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Income (loss) before income taxes	$157	$(23,136)	$31,854	$(9,278)
Income tax expense	$1,690	$888	$7,704	$3,745
Effective tax rate	1,076.4%	(3.8)%	24.2%	(40.4)%

The increase in the effective tax rate during the three and nine months ended September 30, 2016, compared to the same periods in 2015, is primarily due to operating losses in certain jurisdictions where the Company is unable to record tax benefits because it has determined that it is not more likely than not that such tax benefits will be realized, as well as an increase in profitability in certain jurisdictions for which tax expense is recorded. The Company’s effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions. There were no significant or unusual discrete tax items during the quarter. The Company had unrecognized tax benefits of $5.3 million and $5.0 million at September 30, 2016 and December 31, 2015, respectively, and the Company does not expect any significant changes in tax benefits in the next twelve months.

11. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator
Net income (loss) attributable to common stockholders	$(5,352)	$(27,776)	$12,744	$(24,065)
Less: adjustment for income allocated to participating securities	—	—	(2,018)	—
Net income (loss) attributable to common stockholders - basic and diluted	$(5,352)	$(27,776)	$10,726	$(24,065)
Denominator
Weighted average common shares outstanding - basic	73,493	74,332	73,323	76,318
Plus: dilutive effect of stock options and unvested restricted stock units	—	—	1,407	—
Weighted average common shares outstanding - diluted	73,493	74,332	74,730	76,318

Net income (loss) attributable per common share
Basic	$(0.07)	$(0.37)	$0.15	$(0.32)
Diluted	$(0.07)	$(0.37)	$0.14	$(0.32)

Diluted EPS is calculated using the two-class method for stock options and RSUs and the if-converted method for Series A Preferred Stock. The following potential common shares of stock options and RSUs were excluded from the calculation of diluted EPS under the two-class method for the three months ended September 30, 2016 and 2015, and for the nine months ended September 30, 2015 because the effect would be anti-dilutive as a result of the Company’s net loss attributable to common stockholders for the periods: 1.7 million, 2.2 million, and 2.4 million, respectively.

The Series A Preferred Stock is convertible into 13.8 million shares of common stock at an implied conversion price of $14.50 per share, subject to adjustment, at the option of the holders at any time after the closing. These shares of Series A Preferred Stock were excluded in both periods from the calculation of diluted EPS under the if-converted method because the effect would be anti-dilutive. These shares will remain anti-dilutive until the Company’s stock price exceeds the conversion price of $14.50. If converted, Series A Preferred Stock would represent approximately 15.8% of the Company’s common stock outstanding, or 13.8 million additional common shares, as of September 30, 2016. See Note 12—Series A Preferred Stock for further details regarding the preferred stock offering.

Stock Repurchase Plan Authorizations

On December 26, 2013, the Board approved the repurchase of up to $350.0 million of the Company’s common stock. The number, price, structure, and timing of the repurchases will be at the Company’s sole discretion and future repurchases will be evaluated by the Company depending on market conditions, liquidity needs, any restrictions under the Company’s debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate the Company to acquire any particular amount of its common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

During the three and nine months ended September 30, 2016, the Company had no repurchases of shares under the publicly-announced repurchase plan. As of September 30, 2016, subject to certain restrictions on repurchases under the Company’s Credit Agreement, the Company had $118.7 million remaining under the repurchase authorizations.

12. SERIES A PREFERRED STOCK

On January 27, 2014, the Company issued 200,000 shares of Series A Preferred Stock to Blackstone and certain of its permitted transferees, for an aggregate purchase price of $198.0 million, or $990 per share, pursuant to an Investment Agreement between Crocs and Blackstone, dated December 28, 2013, (as amended, the “Investment Agreement”). In connection with the issuance of Series A Preferred Stock, the Company received proceeds of $182.2 million after deducting the issuance discount of $2.0 million and direct and incremental expenses of $15.8 million, which included financial advisory fees, closing costs, legal expenses, and other offering-related expenses. As of both September 30, 2016 and December 31, 2015, the Company had accrued dividends of $3.0 million on the condensed consolidated balance sheets in ‘Accrued expenses and other liabilities’, which were paid in cash to holders of the Series A Preferred Stock on October 3, 2016 and January 4, 2016, respectively.

13. COMMITMENTS AND CONTINGENCIES

Rental Commitments and Contingencies

The Company rents space for its retail stores, offices, and warehouses, as well as vehicles and equipment under operating leases expiring at various dates through 2033. Certain leases contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents or rent holidays is recognized on a straight-line basis over the lease term beginning on the lease inception date. Deferred rent is recorded in ‘Accrued expenses and other current liabilities’ and ‘Other liabilities’ on the condensed consolidated balance sheets.

Rent expense under operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Minimum rentals (1)	$21,983	$23,323	$66,967	$73,181
Contingent rentals	4,768	4,108	12,328	11,995
Total rent expense	$26,751	$27,431	$79,295	$85,176

(1) Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking, and storage fees, which were approximately $2.5 million and $2.3 million during the three months ended September 30, 2016 and 2015, respectively, and $7.7 million and $7.0 million during the nine months ended September 30, 2016 and 2015, respectively.

Purchase Commitments

As of September 30, 2016 and December 31, 2015, the Company had firm purchase commitments with certain third party manufacturers of $106.7 million and $158.2 million, respectively.

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has three reportable operating segments based on the geographic nature of the Company’s operations: Americas, Asia Pacific, and Europe. The Company’s “Other businesses” category aggregates insignificant operating segments that do not meet the reportable segment threshold and includes internal manufacturing operations located in Mexico and Italy and third party manufacturing operations located in Asia. The composition of the Company’s reportable operating segments is consistent with that used by Crocs’ chief operating decision maker (“CODM”) to evaluate performance and allocate resources.

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

The following tables set forth information related to reportable operating business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Americas	$114,659	$124,669	$373,886	$373,557
Asia Pacific (1)	90,920	98,879	326,268	348,211
Europe	40,038	50,122	148,035	159,214
Total segment revenues	245,617	273,670	848,189	880,982
Other businesses	271	418	667	970
Total consolidated revenues	$245,888	$274,088	$848,856	$881,952

Operating income (2):
Americas	$16,329	$11,734	$50,919	$48,884
Asia Pacific	17,303	178	77,687	58,775
Europe	1,751	3,834	16,712	18,177
Total segment operating income	35,383	15,746	145,318	125,836

Reconciliation of total segment income (loss) from operations to income (loss) before income taxes:
Other businesses	(7,179)	(6,549)	(19,291)	(18,843)
Unallocated corporate and other (3)	(29,419)	(29,927)	(92,394)	(113,736)
Income (loss) from operations	(1,215)	(20,730)	33,633	(6,743)
Foreign currency transaction gain (loss), net	1,379	(2,908)	(1,568)	(2,631)
Interest income	178	268	558	752
Interest expense	(184)	(171)	(661)	(650)
Other income (expense), net	(1)	405	(108)	(6)
Income (loss) before income taxes	$157	$(23,136)	$31,854	$(9,278)

Depreciation and amortization:
Americas	$1,417	$1,825	$4,400	$5,749
Asia Pacific	1,036	1,010	3,107	3,351
Europe	319	443	1,815	1,889
Total segment depreciation and amortization	2,772	3,278	9,322	10,989
Other businesses	1,614	1,869	5,060	5,919
Unallocated corporate and other	4,056	3,765	11,091	11,111
Total consolidated depreciation and amortization	$8,442	$8,912	$25,473	$28,019

(1) The Company disposed of its South Africa operations on April 15, 2016. Revenues for the three and three months ended September 30, 2016 and 2015 included zero and $2.6 million from the Company’s South Africa operations, respectively. Revenues for the nine months ended September 30, 2016 and 2015 included $1.7 million and $8.4 million from the Company’s South Africa operations, respectively.

(2) Loss from operations for the three months ended September 30, 2015 was negatively impacted by restructuring charges of $0.1 million, $0.1 million, and $0.8 million for the Americas, Asia Pacific, and Europe segments, respectively. Income (loss) from operations for the nine months ended September 30, 2015 was negatively impacted by restructuring charges of $0.5 million, $3.1 million, and $2.4 million for the Americas, Asia Pacific, and Europe segments, respectively. The Company completed its restructuring efforts in 2015 and had no similar expenses in the 2016 periods presented. During the three and nine months ended September 30, 2015, the Company recorded $18.9 million and $22.9 million, respectively, in bad debt expense related to China operations. During both the three and nine months ended September 30, 2016, bad debt expense related to China was immaterial.

(3) Unallocated corporate and other includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, restructuring, depreciation and amortization of corporate and other assets not allocated to operating segments, and costs of the same nature related to certain corporate holding companies. During the nine months ended September 30, 2016 and 2015, unallocated corporate and other operating loss was $92.4 million and $113.7 million, respectively, resulting in a $21.3 million decrease that is primarily associated with: (i) a $5.8 million decrease in employee wages, (ii) a $5.7 million decrease associated with nonrecurring disbursements made to invalid vendors, (iii) a $1.9 million decrease associated with employee travel expenses, and (iv) a $1.1 million decrease in rent related expenses. No other items were individually significant.

15. LEGAL PROCEEDINGS

The Company is currently undergoing an audit by U.S. Customs & Border Protection (“CBP”) for the period from 2006 to 2010. In October 2013, CBP issued the final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review and recommends collection of the duties due. The Company responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection. Additionally, on December 12, 2014, the Company made an offer to settle CBP’s potential claims and tendered $3.5 million. After recent discussions with CBP’s local counsel, the Company increased its settlement offer to $7.0 million from $3.5 million and as a result, tendered the additional $3.5 million to CBP and recorded an additional accrual of $3.5 million during the three months ended September 30, 2016. The revised offer is still subject to formal acceptance at CBP headquarters; however, it is the Company’s expectation that the matter will be settled for the revised offer. At this time, it is not possible to determine how long this process will take or to predict definitely whether a negotiated settlement can be reached. Likewise, if a settlement cannot be reached, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

The Company is currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, the Company was notified about the issuance of assessments totaling approximately $4.5 million for the period January 2010 through May 2011. The Company has disputed these assessments and asserted defenses to the claims. On February 25, 2015, the Company received additional assessments totaling approximately $10.2 million related to the remainder of the audit period. The Company has also disputed these assessments and asserted defenses and filed appeals to these claims. On May 11, 2016, the Company was notified of a decision rejecting the defense filed against the first assessment covering the period of January 2010 through May 2011. The Company filed an appeal against that decision on June 8, 2016. It is anticipated that this matter will take up to several years to be resolved. It is not possible at this time to predict the outcome of this matter.

Where the Company is able to estimate possible losses or ranges of possible losses, the Company estimates that as of September 30, 2016, it is reasonably possible that losses associated with these claims and other disputes could potentially exceed related accrued liabilities of $7.4 million by up to $0.4 million.

Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property, and product liability claims, the Company is not party to any other pending legal proceedings that it believes would reasonably have a material adverse impact on its business, financial position, results of operations, or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and its consolidated subsidiaries (collectively, the “Company,” “Crocs,” “we,” “our,” or “us”) are engaged in the design, development, manufacturing, worldwide marketing, and distribution of casual lifestyle footwear and accessories for men, women, and children. The broad appeal of our footwear has allowed us to market our products to a wide range of distribution channels, including family footwear stores, department stores, sporting goods stores, and traditional footwear retailers, as well as a variety of specialty and independent retail channels, and via the internet.

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends to impact our operating results:

•                  Softening of the global economy and a cautious retail environment may continue to negatively affect customer purchasing trends.

•                  Foreign exchange rates may continue to unfavorably impact revenues from our foreign operations for the foreseeable future.

•                  Consumers spending preferences continue to shift toward e-commerce and away from brick and mortar stores. This has resulted in continued sales growth in our e-commerce channel, which has been largely offset by declining foot traffic in our retail locations.

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

We also present certain information related to our current period results of operations in this MD&A through “constant currency”, which is a non-GAAP financial measure and should be viewed as a supplement to our results of operations and presentation of reportable segments under U.S. GAAP. Constant currency represents current period results that have been recasted using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

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

Financial Highlights

The following are significant developments in our businesses during the three months ended September 30, 2016:

•      Revenues for the three months ended September 30, 2016 were $245.9 million, a decrease of $28.2 million, or 10.3%, compared to the same period in 2015.

•      Cost of sales for the three months ended September 30, 2016 was $123.5 million, a decrease of $29.8 million, or 19.5%, compared to the same period in 2015.

•      Gross profit for the three months ended September 30, 2016 was $122.4 million, an increase of $1.6 million, or 1.3%, and gross margin decreased 570 basis points to 49.8%, compared to the same period in 2015.

•      Selling, general and administrative expense (“SG&A”) decreased $12.4 million, or 9.2%, for the three months ended September 30, 2016 compared to the same period in 2015.

•      Net loss attributable to common stockholders decreased $22.4 million to a loss of $5.4 million compared to a loss of $27.8 million for the same period in 2015. Net earnings per common share (“EPS”) was a loss of $0.07 for the three months ended September 30, 2016 compared to a loss of $0.37 for the three months ended September 30, 2015.

Future Outlook

We intend to continue our strategic plans for long-term improvement and growth of the business, which comprise these key initiatives:

(1)         developing powerful product stories supported with increased marketing spend,

(2)         driving global cohesive brand positioning,

(3)         enhancing engagement with key wholesale accounts,

(4)         gaining greater strategic and economic leverage from our direct-to-consumer assets,

(5)         prioritizing investment in larger-scale geographies,

(6)         streamlining the organization cost structure by reducing excess overhead costs, and

(7)         enhancing our inventory management processes and our delivery performance.

We believe these changes will better position Crocs to adapt to changing customer demands and global economic developments. We are focusing on our core molded footwear heritage by narrowing our product line with an emphasis on higher margin units, as well as developing innovative new casual lifestyle footwear platforms. By streamlining the product portfolio and reducing non-core product development, we believe we will create a more powerful consumer connection to the brand.

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

Additionally, we addressed the declining collection rates we experienced in 2015 from our China operations by limiting or terminating our relationship with distributors who we have identified as being a significant credit risk, and recording a charge for bad debts of $22.9 million. As of September 30, 2016, we have terminated our relationship with multiple distributors in China and we expanded our relationship with existing business partners who are in a stronger financial position and who have a proven track record. We have also implemented a more restrictive credit policy for several China distributors to reduce our exposure in that market. For the nine months ended September 30, 2016, our bad debt expense related to our China operations was lower by $21.1 million compared to the nine months ended September 30, 2015. We are unable to predict future economic conditions in China, but if economic conditions in China continue to decline, we may experience further declines in consumer demand in our China markets. As our China operations represent less than 10.0% of our total revenue, the net impact of declining sales volumes in China could have a material adverse impact on our financial results in future periods.

Quarter to Date Results of Operations

	Three Months Ended September 30,
	2016	2015	$ Change		% Change
	(in thousands, except per share data and average selling price)
Revenues	$245,888	$274,088	$(28,200)		(10.3)%
Cost of sales	123,454	153,267	(29,813)		(19.5)%
Gross profit	122,434	120,821	1,613		1.3%
Selling, general and administrative expenses	122,719	135,110	(12,391)		(9.2)%
Asset impairment charges	930	5,460	(4,530)		(83.0)%
Restructuring charges	—	981	(981)		(100.0)%
Loss from operations	(1,215)	(20,730)	19,515		(94.1)%
Foreign currency transaction gain (loss), net	1,379	(2,908)	4,287		(147.4)%
Interest income	178	268	(90)		(33.6)%
Interest expense	(184)	(171)	(13)		7.6%
Other income (expense), net	(1)	405	(406)		(100.2)%
Income (loss) before income taxes	157	(23,136)	23,293		(100.7)%
Income tax expense	(1,690)	(888)	(802)		90.3%
Net loss	$(1,533)	$(24,024)	$22,491		(93.6)%

Dividends on Series A convertible preferred stock	$(3,000)	$(3,000)	$—		—%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(819)	(752)	(67)		8.9%
Net loss attributable to common stockholders	$(5,352)	$(27,776)	$22,424		(80.7)%

Net loss per common share:
Basic	$(0.07)	$(0.37)	$0.30		(81.1)%
Diluted	$(0.07)	$(0.37)	$0.30		(81.1)%
Gross margin	49.8%	44.1%	570	bps	12.9%
Operating margin	(0.5)%	(7.6)%	710	bps	(93.4)%
Footwear unit sales	12,135	14,599	(2,464)		(16.9)%
Average footwear selling price	$19.96	$18.66	$1.30		7.0%

Revenues. Revenues decreased $28.2 million, or 10.3%, in the three months ended September 30, 2016, compared to the same period in 2015. The decrease in revenues was due to the net effect of: (i) a decrease of $46.3 million, or 16.9%, due to lower sales volumes, (ii) an increase of $14.6 million, or 5.3%, associated with a higher average sales price, and (iii) an increase of $3.5 million, or 1.3%, associated with favorable exchange rates. Sales volumes for the quarter were negatively impacted by approximately $2.6 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Cost of sales. During the three months ended September 30, 2016, cost of sales decreased $29.8 million, or 19.5%, compared to the same period in 2015. The decrease in cost of sales was due to the net impact of: (i) a $25.9 million, or 16.9% decrease, due to lower sales volumes, (ii) a $6.2 million, or 4.1%, decrease due to a lower average cost per unit sold, and (iii) a $2.3 million, or 1.5%, increase due to the impact of foreign currency translation. The impact of sales volumes on cost of sales was reduced by approximately $1.6 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Gross profit. During the three months ended September 30, 2016, gross profit increased $1.6 million, or 1.3%, and gross margin increased 570 basis points to 49.8% compared to the same period in 2015. The increase in gross profit is due to the net impact of: (i) a $20.8 million, or 17.2%, increase due to the combined impact of a higher average sales price and a lower average cost of sales per unit, (ii) a $20.4 million, or 16.9%, decrease due to lower sales volumes, and (iii) a $1.2 million, or 1.0%, increase due to the favorable impact of foreign currency translation. Gross profit declined by approximately $1.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

SG&A. SG&A decreased $12.4 million, or 9.2%, during the three months ended September 30, 2016, compared to the same period in 2015. This decrease was primarily due to the combined impact of: (i) a $17.8 million decrease associated with bad debt expense, primarily related to an $18.9 million bad debt expense recognized in the third quarter of 2015 for our China operations, (ii) a $4.0 million increase associated with higher professional and contract labor fees, and (iii) a $1.9 million increase associated with salary expense.

During the three months ended September 30, 2016 and 2015, our bad debt expense was $1.2 million and $19.7 million, respectively. Of the $19.7 million expense recorded during the three months ended September 30, 2015, $18.9 million related to our China operations. During the three months ended September 30, 2016, bad debt expense related to our China operations was immaterial. The decrease in bad debt expense associated with our China operations is primarily due to the implementation of a more restrictive credit policy for several China distributors in 2016, to reduce our exposure in that market.

In addition to these fluctuations, we have identified certain SG&A that affect the comparability or underlying business trends in our condensed consolidated financial statements. The following table summarizes these expenses and describes the additional drivers of the decrease above by reconciling our U.S. GAAP SG&A to non-GAAP SG&A.

	Three Months Ended September 30,
	2016	2015
	(in thousands)
SG&A reconciliation:
U.S. GAAP SG&A	$122,719	$135,110
Reorganization charges (1)	—	(573)
ERP implementation (2)	—	(712)
Legal fees related to improper disbursements (3)	—	(631)
Legal settlements (4)	—	(234)
Total adjustments	—	(2,150)
Non-GAAP SG&A	$122,719	$132,960

(1) Relates to severance expense, bonuses, store closure costs, consulting fees, and other expenses related to reorganization activities and our investment agreement with Blackstone.

(2) Represents operating expenses incurred in 2015 related to the implementation of the new ERP system.

(3) Represents legal expenses related to invalid disbursements that occurred in 2015.

(4) Relates primarily to legal expenses for matters surrounding California wage settlements that occurred in 2015.

Asset impairment charges. During the three months ended September 30, 2016 and 2015, we incurred $0.9 million and $5.5 million, respectively, in retail asset impairment charges related to certain underperforming retail locations, primarily in our Americas segment, that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

Foreign currency transaction gain (loss), net. ‘Foreign currency transaction gain (loss), net’ consists of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the three months ended September 30, 2016, we recognized a net gain of $1.4 million compared to a net loss of $2.9 million on foreign currency transactions during the three months ended September 30, 2015.

Income tax expense. During the three months ended September 30, 2016, income tax expense increased $0.8 million compared to the same period in 2015. The effective tax rate for the three months ended September 30, 2016 was 1,076.4% compared to a negative effective tax rate of 3.8% for the same period in 2015, resulting in a 1,080.2% increase in the effective tax rate. The increase in the effective tax rate was driven primarily by operating losses in certain jurisdictions where Crocs is unable to record tax benefits because it has determined that it is not more likely than not that such tax benefits will be realized, as well as an increase in profitability in certain jurisdictions for which tax expense is recorded. Our effective tax rate of 1,076.4% for the three months ended September 30, 2016 differs from the federal U.S. statutory rate primarily due to the fact that there are book losses in certain jurisdictions for which tax benefits cannot be recognized.

Revenues by Channel

	Three Months Ended September 30,		Change		Constant Currency Change (1)
	2016	2015	$	%	$	%
	(in thousands)
Wholesale:
Americas	$41,389	$48,880	$(7,491)	(15.3)%	$(6,913)	(14.1)%
Asia Pacific	45,565	53,411	(7,846)	(14.7)%	(10,822)	(20.3)%
Europe	21,909	30,260	(8,351)	(27.6)%	(8,288)	(27.4)%
Other businesses	271	418	(147)	(35.2)%	(150)	(35.9)%
Total wholesale	109,134	132,969	(23,835)	(17.9)%	(26,173)	(19.7)%
Retail:
Americas	56,607	59,468	(2,861)	(4.8)%	(2,818)	(4.7)%
Asia Pacific	37,259	38,374	(1,115)	(2.9)%	(2,626)	(6.8)%
Europe	13,194	13,813	(619)	(4.5)%	(150)	(1.1)%
Total retail	107,060	111,655	(4,595)	(4.1)%	(5,594)	(5.0)%
E-commerce:
Americas	16,662	16,321	341	2.1%	351	2.2%
Asia Pacific	8,096	7,094	1,002	14.1%	801	11.3%
Europe	4,936	6,049	(1,113)	(18.4)%	(1,105)	(18.3)%
Total e-commerce	29,694	29,464	230	0.8%	47	0.2%
Total revenues	$245,888	$274,088	$(28,200)	(10.3)%	$(31,720)	(11.6)%

(1) Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Wholesale channel revenues. During the three months ended September 30, 2016, revenues from our wholesale channel decreased $23.8 million, or 17.9%, compared to the same period in 2015. The decrease in wholesale channel revenues was due to the net impact of: (i) a $35.5 million, or 26.7%, decrease in sales volumes, (ii) a $9.4 million, or 7.0%, increase due to a higher average sales price, and (iii) a $2.3 million, or 1.8%, increase due to the favorable impact of foreign currency translation. Sales volumes for the three months ended September 30, 2016 were negatively impacted by approximately $2.6 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Retail channel revenues. During the three months ended September 30, 2016, revenues from our retail channel decreased $4.6 million, or 4.1%, compared to the same period in 2015. The decrease in retail channel revenues was due to the net impact of: (i) a $5.1 million, or 4.5%, decrease due to a lower average sales price, (ii) a $1.0 million, or 0.9%, increase due to the favorable impact of foreign currency translation, and (iii) a $0.5 million, or 0.5%, decrease in sales volumes.

E-commerce channel revenues. During the three months ended September 30, 2016, revenues from our e-commerce channel increased $0.2 million, or 0.8%, compared to the same period in 2015. The increase in e-commerce revenues was due to the net impact of: (i) a $6.1 million, or 20.8%, increase in sales volumes (primarily due to increased sales volumes in the Americas and Asia Pacific segments), (ii) a $6.1 million, or 20.6%, decrease due to a lower average sales price, and (iii) a $0.2 million, or 0.6%, increase associated with the favorable impact of foreign currency translation.

Future change in the average selling price per unit will be impacted by: (i) the mix of products sold, (ii) the sales channel (as we generally realize higher sales prices from our retail and e-commerce channels as compared to our wholesale channel), and (iii) the level of sales discounts and incentives we offer our customers.

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment:

	June 30, 2016	Opened	Closed	September 30, 2016
Company-operated retail locations
Type
Kiosk/store in store	103	3	7	99
Retail stores	253	4	20	237
Outlet stores	202	16	—	218
Total	558	23	27	554
Operating segment
Americas	195	—	4	191
Asia Pacific	258	22	16	264
Europe	105	1	7	99
Total	558	23	27	554

Comparable retail store sales and Direct to Consumer store sales by operating segment are as follows:

	Constant Currency (2)
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Comparable store sales (retail only) (1)
Americas	(2.8)%	(1.6)%
Asia Pacific	(5.8)%	(1.5)%
Europe	(0.9)%	2.9%
Global	(3.5)%	(0.9)%

	Constant Currency (2)
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Direct to Consumer comparable store sales (includes retail and e-commerce) (1)
Americas	(1.7)%	4.3%
Asia Pacific	(2.4)%	4.1%
Europe	(6.7)%	7.1%
Global	(2.6)%	4.7%

(1) Comparable store status is determined on a monthly basis. Comparable store sales includes the revenues of stores that have been in operation for more than twelve months. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. E-commerce revenues are based on same site sales period over period.

(2) Reflects quarter over quarter change on a “constant currency” basis, which is a non-GAAP financial measure that restates current period results using prior year foreign exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of foreign currency.

The following table sets forth information related to our reportable operating segments, including a comparison of revenue and operating income by segment:

	Three Months Ended September 30,		Change		Constant Currency Change (4)
	2016	2015	$	%	$	%
	(in thousands)
Revenues:
Americas	$114,659	$124,669	$(10,010)	(8.0)%	$(9,380)	(7.5)%
Asia Pacific (1)	90,920	98,879	(7,959)	(8.0)%	(12,647)	(12.8)%
Europe	40,038	50,122	(10,084)	(20.1)%	(9,543)	(19.0)%
Total segment revenues	245,617	273,670	(28,053)	(10.3)%	(31,570)	(11.5)%
Other businesses	271	418	(147)	(35.2)%	(150)	(35.9)%
Total consolidated revenues	$245,888	$274,088	$(28,200)	(10.3)%	$(31,720)	(11.6)%

Operating income: (2)
Americas	$16,329	$11,734	$4,595	39.2%	$5,355	45.6%
Asia Pacific	17,303	178	17,125	9,620.8%	15,989	8,982.6%
Europe	1,751	3,834	(2,083)	(54.3)%	(2,094)	(54.6)%
Total segment operating income	35,383	15,746	19,637	124.7%	19,250	122.3%

Reconciliation of total segment operating income to income before income taxes:
Other businesses	(7,179)	(6,549)	(630)	9.6%	(644)	9.8%
Unallocated corporate and other (3)	(29,419)	(29,927)	508	(1.7)%	455	(1.5)%
Total consolidated operating loss	(1,215)	(20,730)	19,515	(94.1)%	$19,061	(91.9)%
Foreign currency transaction gain (loss), net	1,379	(2,908)	4,287	(147.4)%
Interest income	178	268	(90)	(33.6)%
Interest expense	(184)	(171)	(13)	7.6%
Other income (expense), net	(1)	405	(406)	(100.2)%
Income (loss) before income taxes	$157	$(23,136)	$23,293	(100.7)%

(1) Revenues for the three months ended September 30, 2016 were negatively impacted by approximately $2.6 million as a result of the sale of the Company’s South Africa operations, which was completed on April 15, 2016.

(2) Operating income for the three months ended September 30, 2015 was negatively impacted by restructuring charges of $0.8 million, $0.1 million, and $0.1 million for the Europe, Asia Pacific, and Americas segments, respectively. As we completed our restructuring efforts in 2015, we had no similar expenses in the 2016 periods presented. Additionally, operating income for the Asia Pacific segment for the three months ended September 30, 2015 was negatively impacted by $18.9 million of bad debt expense related to our China operations. During the three months ended September 30, 2016, bad debt expense related to our China operations was immaterial.

(3) Unallocated corporate and other includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, restructuring, depreciation and amortization of corporate and other assets not allocated to operating segments, and costs of the same nature related to certain corporate holding companies.

(4) Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Americas Operating Segment

Revenues. During the three months ended September 30, 2016, revenues for our Americas segment decreased $10.0 million, or 8.0%, compared to the same period in 2015. The decrease in the Americas segment revenues was due to the net impact of: (i) an $18.3 million, or 14.7%, decrease related to lower sales volumes, (ii) an $8.9 million, or 7.2%, increase related to an increase in the average sales price, and (iii) a $0.6 million, or 0.5%, decrease due to the unfavorable impact of foreign currency translation.

Cost of Sales. During the three months ended September 30, 2016, cost of sales for our Americas segment decreased $12.3 million, or 18.0%, compared to the same period in 2015. The decrease in the Americas segment cost of sales was due to the net impact of: (i) a $10.0 million, or 14.7%, decrease due to lower sales volumes, (ii) a $2.4 million, or 3.4%, decrease due to lower average costs per unit sold, and (iii) a $0.1 million, or 0.1%, increase due to the impact of foreign currency translation.

Gross Profit. During the three months ended September 30, 2016, gross profit for the Americas segment increased $2.3 million, or 4.1%, and gross margin increased 590 basis points to 51.1% compared to the same period in 2015. The increase in the Americas segment gross profit is due to the net impact of: (i) an $11.3 million, or 20.0%, increase due to the combined impact of an increased average sales price and a lower average cost of sales per unit, (ii) an $8.3 million, or 14.7%, decrease due to lower sales volumes, and (iii) a $0.7 million, or 1.2%, decrease due to the impact of foreign currency translation.

SG&A. During the three months ended September 30, 2016, SG&A for our Americas segment increased $2.3 million, or 5.8%, compared to the same period in 2015. The increase in SG&A was primarily due to the net impact of: (i) a $1.8 million increase in marketing expense, (ii) a $1.0 million increase in salary expense, and (i) a $0.4 million  decrease in depreciation and amortization expense.

Asia Pacific Operating Segment

Revenues. During the three months ended September 30, 2016, revenues for our Asia Pacific segment decreased $8.0 million, or 8.0%, compared to the same period in 2015. The decrease in the Asia Pacific segment revenues was due to the net impact of: (i) an $8.7 million, or 8.8%, decrease due to lower sales volumes, (ii) a $4.6 million, or 4.7%, increase due to the favorable impact of foreign currency translation, and (iii) a $3.9 million, or 3.9%, decrease in the average sales price. Sales volumes for the three months ended September 30, 2016 were negatively impacted by approximately $2.6 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Cost of Sales. During the three months ended September 30, 2016, cost of sales for our Asia Pacific segment decreased $6.8 million, or 15.0%, compared to the same period in 2015. The decrease in the Asia Pacific segment cost of sales was due to the net impact of: (i) a $5.2 million, or 11.4%, decrease due to lower average costs per unit sold, (ii) a $4.0 million, or 8.8%, decrease due to lower sales volumes, and (iii) a $2.4 million, or 5.2%, increase due to the impact of foreign currency translation. The impact of sales volumes on cost of sales was reduced by approximately $1.6 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Gross Profit. During the three months ended September 30, 2016, gross profit for the Asia Pacific segment decreased $1.1 million, or 2.1%, and gross margin increased 350 basis points to 57.5% compared to the same period in 2015. The decrease in the Asia Pacific segment gross profit is due to the net impact of: (i) a $4.7 million, or 8.8%, decrease due to lower sales volumes, (ii) a $2.3 million, or 4.4%, increase due to the impact of foreign currency translation, and (iii) a $1.3 million, or 2.3%, increase due to a lower average cost per unit in excess of a lower average sales price. Gross profit declined by approximately $1.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

SG&A. During the three months ended September 30, 2016, SG&A for our Asia Pacific segment decreased $18.3 million, or 34.5%, compared to the same period in 2015. The decrease in SG&A was primarily due to the net impact of: (i) a $19.8 million decrease associated with bad debt expense, (ii) a $1.7 million increase associated with salaries and wages, (iii) a $1.6 million increase associated with higher contract labor expense, and (iv) a $1.5 million decrease in marketing expense.

Europe Operating Segment

Revenues. During the three months ended September 30, 2016, revenues for our Europe segment decreased $10.1 million, or 20.1%, compared to the same period in 2015. The decrease in the Europe segment revenues was due to the net impact of: (i) a $16.2 million, or 32.3%, decrease due to lower sales volumes, (ii) a $6.6 million, or 13.3%, increase due to a higher average sales price, and (iii) a $0.5 million, or 1.1%, decrease due to the impact of foreign currency translation.

Cost of Sales. During the three months ended September 30, 2016, cost of sales for our Europe segment decreased $9.4 million, or 32.9%, compared to the same period in 2015. The decrease in the Europe segment cost of sales was due to the net impact of: (i) a $9.2 million, or 32.3%, decrease due to lower sales volumes and (ii) a $0.2 million, or 0.6%, decrease due to the impact of foreign currency translation.

Gross Profit. During the three months ended September 30, 2016, gross profit for the Europe segment decreased $0.7 million, or 3.3%, and gross margin increased 910 basis points to 52.3% compared to the same period in 2015. The decrease in the Europe segment gross profit is due to the net impact of: (i) a $7.0 million, or 32.3%, decrease due to lower sales volumes, (ii) a $6.6 million, or 30.6%, increase due to a higher average sales price, and (iii) a $0.3 million, or 1.6%, decrease due to the impact of foreign currency translation.

SG&A. During the three months ended September 30, 2016, SG&A for our Europe segment increased $2.4 million, or 14.5%, compared to the same period in 2015. The increase in SG&A was primarily due to the net impact of: (i) a $2.4 million increase associated with bad debt expense, (ii) a $1.1 million increase associated with salaries and wages, and (iii) a $1.0 million decrease in marketing expense.

Year to Date Results of Operations

	Nine Months Ended September 30,
	2016	2015	$ Change		% Change
	(in thousands, except per share data and average selling price)
Revenues	$848,856	$881,952	$(33,096)		(3.8)%
Cost of sales	427,416	443,891	(16,475)		(3.7)%
Gross profit	421,440	438,061	(16,621)		(3.8)%
Selling, general and administrative expenses	386,112	429,815	(43,703)		(10.2)%
Asset impairment charges	1,695	7,535	(5,840)		(77.5)%
Restructuring charges	—	7,454	(7,454)		(100.0)%
Net income (loss) from operations	33,633	(6,743)	40,376		(598.8)%
Foreign currency transaction loss, net	(1,568)	(2,631)	1,063		(40.4)%
Interest income	558	752	(194)		(25.8)%
Interest expense	(661)	(650)	(11)		1.7%
Other expense, net	(108)	(6)	(102)		1,700.0%
Income (loss) before income taxes	31,854	(9,278)	41,132		(443.3)%
Income tax expense	(7,704)	(3,745)	(3,959)		105.7%
Net income (loss)	$24,150	$(13,023)	$37,173		(285.4)%

Dividends on Series A convertible preferred stock	$(9,000)	$(8,833)	$(167)		1.9%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(2,406)	(2,209)	(197)		8.9%
Net income (loss) attributable to common stockholders	$12,744	$(24,065)	$36,809		(153.0)%

Net income (loss) per common share:
Basic	$0.15	$(0.32)	$0.47		(146.9)%
Diluted	$0.14	$(0.32)	$0.46		(143.8)%
Gross margin	49.6%	49.7%	(10	)bps	(0.2)%
Operating margin	4.0%	(0.8)%	480	bps	(600.0)%
Footwear unit sales	46,136	46,788	(652)		(1.4)%
Average footwear selling price	$18.13	$18.51	$(0.38)		(2.1)%

Revenues. Revenues decreased $33.1 million, or 3.8%, in the nine months ended September 30, 2016, compared to the same period in 2015. The decrease in revenues was due to the net effect of: (i) a $16.8 million, or 1.9%, decrease associated with a lower average sales price, (ii) a $12.3 million, or 1.4%, decrease due to lower sales volumes, and (iii) a decrease of $4.0 million, or 0.5%, associated with unfavorable exchange rates. Sales volumes for the nine months ended September 30, 2016 were negatively impacted by approximately $6.7 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Cost of sales. During the nine months ended September 30, 2016, cost of sales decreased $16.5 million, or 3.7%, compared to the same period in 2015. The decrease in cost of sales was due to the net impact of: (i) an $8.1 million, or 1.8%, decrease in average cost per unit sold, (ii) a $6.2 million, or 1.4%, decrease due to lower sales volumes, and (iii) a $2.2 million, or 0.5%, decrease due to the impact of foreign currency translation. The impact of sales volumes on cost of sales was reduced by approximately $4.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Gross profit. During the nine months ended September 30, 2016, gross profit decreased $16.6 million, or 3.8%, and gross margin decreased 10 basis points to 49.6% compared to the same period in 2015. The decrease in gross profit is due to the net impact of: (i) an $8.7 million, or 2.0%, decrease due to the combined impact of a lower average sales price and a lower average cost per unit, (ii) a $6.1 million, or 1.4%, decrease due to lower sales volumes, and (iii) a $1.8 million, or 0.4%, decrease due to the unfavorable impact of foreign currency translation. Gross profit declined by approximately $2.7 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

SG&A. SG&A decreased $43.7 million, or 10.2%, during the nine months ended September 30, 2016, compared to the same period in 2015. This decrease was primarily due to the combined impact of: (i) a $23.5 million decrease associated with bad debt expense, primarily related to a $22.9 million bad debt expense recognized in the third quarter of 2015 for our China operations, (ii) a $5.7 million decrease associated with lower rent expense, (iii) a $5.7 million decrease associated with invalid vendor payments and related legal fees that occurred in 2015, (iv) a $2.6 million decrease in marketing expense, (v) a $2.6 million decrease in employee travel related expenses, and (vi) a $2.4 million increase associated with higher professional fees.

During the nine months ended September 30, 2016 and 2015, our bad debt expense was $1.8 million and $25.5 million, respectively. Of the $25.5 million expense recorded during the nine months ended September 30, 2015, $22.9 million related to our China operations. During the nine months ended September 30, 2016, bad debt expense related to our China operations was immaterial. The decrease in bad debt expense associated with our China operations is primarily due to the implementation of a more restrictive credit policy for several China distributors in 2016, to reduce our exposure in that market.

In addition to these fluctuations, we have identified certain SG&A that affect the comparability or underlying business trends in our condensed consolidated financial statements. The following table summarizes these expenses and describes the additional drivers of the increase above by reconciling our U.S. GAAP SG&A to non-GAAP SG&A:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
SG&A reconciliation:
U.S. GAAP SG&A	$386,112	$429,815
Reorganization charges (1)	(458)	(4,126)
Customs audit settlements (2)	(354)	—
ERP implementation (3)	—	(9,099)
Improper disbursements and related legal fees (4)	—	(5,653)
Legal settlements (5)	—	(2,035)
Total adjustments	(812)	(20,913)
Non-GAAP SG&A	$385,300	$408,902

(1) Relates to severance expense, bonuses, store closure costs, consulting fees, and other expenses related to reorganization activities and our investment agreement with Blackstone.

(2) Represents penalties and fees related to customs audit settlements.

(3) Represents operating expenses incurred in 2015 related to the implementation of the new ERP system.

(4) Represents invalid disbursements and related legal expenses that occurred in 2015.

(5) Relates primarily to legal expenses for matters surrounding California wage settlements that occurred in 2015.

Asset impairment charges. During the nine months ended September 30, 2016 and 2015, we incurred $1.7 million and $7.5 million, respectively, in retail asset impairment charges related to certain underperforming retail locations, primarily in our Americas segment, that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic life.

Foreign currency transaction loss, net. ‘Foreign currency transaction loss, net’ consists of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments. During the nine months ended September 30, 2016, we recognized a net loss of $1.6 million compared to a net loss of $2.6 million on foreign currency transactions during the nine months ended September 30, 2015.

Income tax expense. During the nine months ended September 30, 2016, income tax expense increased $4.0 million compared to the same period in 2015. The effective tax rate for the nine months ended September 30, 2016 was 24.2% compared to a negative effective tax rate of 40.4% for the same period in 2015, resulting in an effective tax rate increase of 64.6%. This increase in the effective tax rate was driven primarily by operating losses in certain jurisdictions where Crocs is unable to record tax benefits because it has determined that it is not more likely than not that such tax benefits will be realized, as well as an increase in profitability in certain jurisdictions for which tax expense is recorded. Our effective tax rate of 24.2% for the nine months ended September 30, 2016, differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions.

Revenues by Channel

	Nine Months Ended September 30,		Change		Constant Currency Change (1)
	2016	2015	$	%	$	%
	(in thousands)
Wholesale:
Americas	$170,165	$175,306	$(5,141)	(2.9)%	$(1,654)	(0.9)%
Asia Pacific	197,359	218,730	(21,371)	(9.8)%	(23,853)	(10.9)%
Europe	97,163	105,719	(8,556)	(8.1)%	(7,591)	(7.2)%
Other businesses	667	970	(303)	(31.2)%	(306)	(31.5)%
Total wholesale	465,354	500,725	(35,371)	(7.1)%	(33,404)	(6.7)%
Retail:
Americas	150,142	152,394	(2,252)	(1.5)%	(1,976)	(1.3)%
Asia Pacific	101,097	107,619	(6,522)	(6.1)%	(6,981)	(6.5)%
Europe	34,699	36,747	(2,048)	(5.6)%	(264)	(0.7)%
Total retail	285,938	296,760	(10,822)	(3.6)%	(9,221)	(3.1)%
E-commerce:
Americas	53,579	45,857	7,722	16.8%	7,882	17.2%
Asia Pacific	27,812	21,862	5,950	27.2%	6,298	28.8%
Europe	16,173	16,748	(575)	(3.4)%	(616)	(3.7)%
Total e-commerce	97,564	84,467	13,097	15.5%	13,564	16.1%
Total revenues	$848,856	$881,952	$(33,096)	(3.8)%	$(29,061)	(3.3)%

(1) Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Wholesale channel revenues. During the nine months ended September 30, 2016, revenues from our wholesale channel decreased $35.4 million, or 7.1%, compared to the same period in 2015. The decrease in wholesale channel revenues was due to the net impact of: (i) a $24.8 million, or 5.0%, decrease in sales volumes, (ii) an $8.6 million, or 1.7%, decrease due to a lower average sales price (primarily due to declining prices in the Asia Pacific segment), and (iii) a $2.0 million, or 0.4%, decrease due to the unfavorable impact of foreign currency translation. Sales volumes for the nine months ended September 30, 2016 were negatively impacted by approximately $6.7 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Retail channel revenues. During the nine months ended September 30, 2016, revenues from our retail channel decreased $10.8 million, or 3.6%, compared to the same period in 2015. The decrease in retail channel revenues was due to the net impact of: (i) a $12.0 million, or 4.0%, decrease due to a lower average sales price, (ii) a $2.8 million, or 0.9%, increase in sales volumes, and (iii) a $1.6 million, or 0.5%, decrease due to the unfavorable impact of foreign currency translation.

E-commerce channel revenues. During the nine months ended September 30, 2016, revenues from our e-commerce channel increased $13.1 million, or 15.5%, compared to the same period in 2015. The increase in e-commerce revenues was due to the net impact of: (i) a $31.4 million, or 37.2%, increase in sales volumes (primarily due to increased sales volumes in the Asia Pacific segment), (ii) a $17.8 million, or 21.1%, decrease due to a lower average sales price (primarily due to price decreases in the Asia Pacific segment), and (iii) a $0.5 million, or 0.6%, decrease associated with the unfavorable impact of foreign currency translation.

Future change in the average selling price per unit will be impacted by: (i) the mix of products sold, (ii) the sales channel (as we generally realize higher sales prices from our retail and e-commerce channels as compared to our wholesale channel), and (iii) the level of sales discounts and incentives we offer our customers.

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment:

	December 31, 2015	Opened	Closed	September 30, 2016
Company-operated retail locations
Type
Kiosk/store in store	98	12	11	99
Retail stores	275	14	52	237
Outlet stores	186	34	2	218
Total	559	60	65	554
Operating segment
Americas	196	3	8	191
Asia Pacific	261	49	46	264
Europe (1)	102	8	11	99
Total	559	60	65	554

(1) Opened stores include retail locations acquired in Austria on March 31, 2016.

Comparable retail store sales and Direct to Consumer store sales by operating segment are as follows:

	Constant Currency (2)
	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Comparable store sales (retail only) (1)
Americas	(1.4)%	(3.2)%
Asia Pacific	(4.4)%	(6.7)%
Europe	2.1%	2.5%
Global	(2.0)%	(3.6)%

	Constant Currency (2)
	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Direct to Consumer comparable store sales (includes retail and e-commerce) (1)
Americas	3.0%	2.2%
Asia Pacific	2.3%	(4.9)%
Europe	0.3%	6.6%
Global	2.4%	0.7%

(1)  Comparable store status is determined on a monthly basis. Comparable store sales includes the revenues of stores that have been in operation for more than twelve months. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. E-commerce revenues are based on same site sales period over period.

(2)  Reflects period over period change on a “constant currency” basis, which is a non-GAAP financial measure that restates current period results using prior year foreign exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of foreign currency.

The following table sets forth information related to our reportable operating segments, including a comparison of revenue and operating income by segment:

	Nine Months Ended September 30,		Change		Constant Currency Change (4)
	2016	2015	$	%	$	%
	(in thousands)
Revenues:
Americas	$373,886	$373,557	$329	0.1%	$4,252	1.1%
Asia Pacific (1)	326,268	348,211	(21,943)	(6.3)%	(24,536)	(7.0)%
Europe	148,035	159,214	(11,179)	(7.0)%	(8,471)	(5.3)%
Total segment revenues	848,189	880,982	(32,793)	(3.7)%	(28,755)	(3.3)%
Other businesses	667	970	(303)	(31.2)%	(306)	(31.5)%
Total consolidated revenues	$848,856	$881,952	$(33,096)	(3.8)%	$(29,061)	(3.3)%

Operating income: (2)
Americas	$50,919	$48,884	$2,035	4.2%	$3,068	6.3%
Asia Pacific	77,687	58,775	18,912	32.2%	17,667	30.1%
Europe	16,712	18,177	(1,465)	(8.1)%	(1,179)	(6.5)%
Total segment operating income	145,318	125,836	19,482	15.5%	19,556	15.5%

Reconciliation of total segment operating income to income before income taxes:
Other businesses	(19,291)	(18,843)	(448)	2.4%	(560)	3.0%
Unallocated corporate and other (3)	(92,394)	(113,736)	21,342	(18.8)%	23,177	(20.4)%
Total consolidated operating income (loss)	33,633	(6,743)	40,376	(598.8)%	$42,173	(625.4)%
Foreign currency transaction loss, net	(1,568)	(2,631)	1,063	(40.4)%
Interest income	558	752	(194)	(25.8)%
Interest expense	(661)	(650)	(11)	1.7%
Other expense, net	(108)	(6)	(102)	1,700.0%
Income (loss) before income taxes	$31,854	$(9,278)	$41,132	(443.3)%

(1) Revenues for the nine months ended September 30, 2016 were negatively impacted by approximately $6.7 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

(2) Operating income for the nine months ended September 30, 2015 was negatively impacted by restructuring charges of $0.5 million, $3.1 million, and $2.4 million for the Americas, Asia Pacific, and Europe segments, respectively. As we completed our restructuring efforts in 2015, we had no similar expenses in the 2016 periods presented. Additionally, operating income for the Asia Pacific segment for the nine months ended September 30, 2015 was negatively impacted by $22.9 million of bad debt expense related to our China operations. During the nine months ended September 30, 2016, bad debt expense related to our China operations was immaterial.

(3) Unallocated corporate and other includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, restructuring, depreciation and amortization of corporate and other assets not allocated to operating segments, and costs of the same nature related to certain corporate holding companies. During the nine months ended September 30, 2016 and 2015, unallocated corporate and other operating loss was $92.4 million and $113.7 million, respectively, resulting in a $21.3 million decrease that is primarily associated with: (i) a $5.8 million decrease in employee wages, (ii) a $5.7 million decrease associated with nonrecurring disbursements made to invalid vendors, (iii) a $1.9 million decrease associated with employee travel expenses, and (iv) a $1.1 million decrease in rent related expenses. No other items were individually significant.

(4) Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.

Americas Operating Segment

Revenues. During the nine months ended September 30, 2016, revenues for our Americas segment increased $0.3 million, or 0.1%, compared to the same period in 2015. The increase in our Americas segment revenues was due to the net impact of: (i) a $3.9 million, or 1.1%, decrease due to the unfavorable impact of foreign currency translation, (ii) a $2.2 million, or 0.7%, increase in the average sales price, and (iii) a $2.0 million, or 0.5%, increase in sales volumes.

Cost of Sales. During the nine months ended September 30, 2016, cost of sales for our Americas segment increased $1.0 million, or 0.5%, compared to the same period in 2015. The increase in our Americas segment cost of sales was due to the net impact of: (i) a $2.3 million, or 1.2%, decrease due to the impact of foreign currency translation, (ii) a $2.3 million, or 1.2%, increase due to a higher average cost per unit, and (iii) a $1.0 million, or 0.5%, increase in sales volumes.

Gross Profit. During the nine months ended September 30, 2016, gross profit for the Americas segment decreased $0.6 million, or 0.3%, and gross margin decreased 20 basis points to 48.7% compared to the same period in 2015. The decrease in the Americas segment gross profit is due to the net impact of: (i) a $1.6 million, or 0.8%, decrease due to the impact of foreign currency translation and (ii) a $1.0 million, or 0.5%, increase due to higher sales volumes.

SG&A. During the nine months ended September 30, 2016, SG&A for our Americas segment increased $2.7 million, or 2.1%, compared to the same period in 2015. The increase in SG&A was primarily associated with a $2.8 million increase in salary expense.

Asia Pacific Operating Segment

Revenues. During the nine months ended September 30, 2016, revenues for our Asia Pacific segment decreased $21.9 million, or 6.3%, compared to the same period in 2015. The decrease in the Asia Pacific segment revenues was due to the net impact of: (i) a $26.2 million, or 7.5%, decrease in the average sales price, (ii) a $2.6 million, or 0.7%, increase due to the impact of foreign currency translation, and (iii) a $1.7 million, or 0.5%, increase due to higher sales volumes. Sales volumes for the nine months ended September 30, 2016 were negatively impacted by approximately $6.7 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Cost of Sales. During the nine months ended September 30, 2016, cost of sales for our Asia Pacific segment decreased $10.9 million, or 7.4%, compared to the same period in 2015. The decrease in the Asia Pacific segment cost of sales was due to the net impact of: (i) a $12.9 million, or 8.8%, decrease due to a lower average cost per unit sold, (ii) a $1.3 million, or 0.9%, increase due to the impact of foreign currency translation, and (iii) a $0.7 million, or 0.5%, increase due to higher sales volumes. The impact of sales volumes on cost of sales was reduced by approximately $4.0 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Gross Profit. During the nine months ended September 30, 2016, gross profit for the Asia Pacific segment decreased $11.0 million, or 5.5%, and gross margin increased 50 basis points to 58.0% compared to the same period in 2015. The decrease in our Asia Pacific segment gross profit was due to the net impact of: (i) a $13.3 million, or 6.6%, decrease due to a lower average sales price in excess of a lower average cost per unit, (ii) a $1.3 million, or 0.6%, increase due to the impact of foreign currency translation, and (iii) a $1.0 million, or 0.5%, increase due to higher sales volumes. Gross profit declined by approximately $2.7 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

SG&A. During the nine months ended September 30, 2016, SG&A for our Asia Pacific segment decreased $26.4 million, or 19.2%, compared to the same period in 2015. The decrease in SG&A in our Asia Pacific segment was primarily due to the net impact of: (i) a $25.3 million decrease associated with bad debt expense, (ii) a $5.5 million decrease associated marketing expense, and (iii) a $4.8 million increase associated with contract labor.

Europe Operating Segment

Revenues. During the nine months ended September 30, 2016, revenues for our Europe segment decreased $11.2 million, or 7.0%, compared to the same period in 2015. The decrease in the Europe segment revenues was due to the net impact of: (i) an $11.9 million, or 7.4%, decrease due to lower sales volumes, (ii) a $3.4 million, or 2.1%, increase due to a higher average sales price, and (iii) a $2.7 million, or 1.7%, decrease due to the impact of foreign currency translation.

Cost of Sales. During the nine months ended September 30, 2016, cost of sales for our Europe segment decreased $6.6 million, or 8.0%, compared to the same period in 2015. The decrease in the Europe segment cost of sales was due to the net impact of: (i) a $6.1 million, or 7.4%, decrease due to lower sales volumes, (ii) a $1.3 million, or 1.6%, decrease due to the impact of foreign currency translation, and (iii) a $0.8 million, or 1.0%, increase due to a higher average cost per unit.

Gross Profit. During the nine months ended September 30, 2016, gross profit for our Europe segment decreased $4.6 million, or 6.0%, and gross margin increased 50 basis points to 48.9% compared to the same period in 2015. The decrease in our Europe segment gross profit is due to the net impact of: (i) a $5.8 million, or 7.4%, decrease due to lower sales volumes, (ii) a $2.6 million, or 3.3%, increase due to the net impact of a higher average sales price and a higher average cost per unit, and (iii) a $1.4 million, or 1.9%, decrease due to the impact of foreign currency translation.

SG&A. During the nine months ended September 30, 2016, SG&A for our Europe segment increased $0.3 million, or 0.5%, compared to the same period in 2015. The increase in SG&A for our Europe segment was primarily the net impact of: (i) a $1.5 million increase associated with bad debt expense, (ii) a $0.7 million decrease associated with rent expense, (iii) a $0.3 million decrease in marketing expense, and (iv) a $0.2 million decrease in salary expense.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows

Our condensed consolidated statements of cash flows are summarized as follows:

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Cash provided by operating activities	$29,354	$6,940	$22,414
Cash used in investing activities	(14,871)	(11,796)	(3,075)
Cash used in financing activities	(12,134)	(87,885)	75,751
Effect of exchange rate changes on cash	4,526	(6,305)	10,831
Net change in cash and cash equivalents	$6,875	$(99,046)	$105,921

During the nine months ended September 30, 2016, cash and cash equivalents increased $6.9 million to $150.2 million compared to $143.3 million at December 31, 2015. The primary drivers of this increase include the net impact of: (i) a $25.5 million source of cash associated with non cash depreciation and amortization charges, (ii) a $24.2 million source of cash due to net income in the current period, (iii) $15.8 million use of cash due to higher outstanding accounts receivable as compared to December 31, 2016, (iv) a $14.6 million use of cash associated with a decrease in accounts payable as compared to December 31, 2015, and (v) a $12.7 million use of cash related to purchase property and equipment in the current period.

Operating Activities. Cash provided by operating activities increased $22.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in cash provided by operating activities is primarily due to the net impact of: (i) a $53.5 million decrease in cash associated with lower accounts payables, (ii) a $37.2 million increase in cash associated with the change in net income, compared to the prior year, (iii) a $32.3 million increase in cash associated with lower accounts receivable primarily due to improved collections, (iv) a $31.5 million increase in cash associated improved inventory management, and (v) a $23.5 million decrease in non-cash expense associated with doubtful accounts primarily associated with the prior year increase in allowances associated with our China operations.

Investing Activities. The $3.1 million increase in cash used in investing activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to the net impact of: (i) an $8.4 million decrease in cash associated with a higher spend on property and equipment in the current period related to opening new retail stores and renovating existing stores, (ii) $2.4 million increase in cash associated with proceeds from the disposal of property and equipment, and (iii) a $2.0 million increase in cash due to reduced spending on intangible assets in the current period.

Financing Activities. The $75.8 million decrease in cash used in financing activities was primarily attributable to the net impact of: (i) a $75.9 million decrease in cash spend on the purchase of treasury stock compared to the prior year and (ii) a $1.2 million decrease in net repayments of bank borrowings and capital lease obligations.

Working Capital

As of September 30, 2016, accounts receivable increased by $18.0 million, as compared to December 31, 2015, primarily due to the higher seasonal sales volumes in the second and third quarters as compared to the fourth quarter of each year. As of September 30, 2016, accounts payable decreased $12.5 million compared to December 31, 2015, primarily due to improved inventory management. As of September 30, 2016, other receivables increased $3.6 million, compared to December 31, 2015, due to higher value added tax receivable associated with the timing of settlements in various foreign jurisdictions. Additionally, cash on hand increased $6.9 million as of September 30, 2016 compared to December 31, 2015.

We anticipate our cash flows from operations will be sufficient to meet the ongoing needs of our business for the next twelve months. In order to provide additional liquidity in the future and to help support our strategic goals, we have a revolving credit facility with PNC Bank, National Association (“PNC”) as lead lender, which was amended on June 13, 2016, that provides us with up to $80.0 million in borrowing capacity and matures in February 2021 (see Revolving Credit Facility below). As of September 30, 2016, we have no borrowings on the revolving credit facility and we have $1.3 million of outstanding letters of credit, resulting in $78.7 million of available credit for future financing needs.

Stock Repurchase Plan Authorizations

On December 26, 2013, the Board approved the repurchase of up to $350.0 million of our common stock, which replaced all of our prior stock repurchase authorizations. The number, price, structure, and timing of the repurchases will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our Credit Agreement, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

As of September 30, 2016, we had $118.7 million of remaining common stock repurchase authorizations under our 2013 stock repurchase plan. During the three months and nine months ended September 30, 2016, we had no repurchases. Future stock repurchases are subject to the terms of our Credit Agreement, which allows for a maximum of $50.0 million in stock repurchases per year.

Senior Revolving Credit Facility

In December 2011, we entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC, as a lender and administrative agent for the lenders. On February 18, 2016, we entered into the Eleventh Amendment to the Credit Agreement which, primarily: (i) extended the maturity date to February 2021, (ii) resized the borrowing capacity of the facility to $75.0 million, (iii) amended certain definitions of the financial covenants to become more favorable to the Company, (iv) set the minimum fixed charge coverage ratio to 1.10 to 1.00, (v) set the maximum leverage ratio to 2.00 to 1.00, (vi) allows up to $50.0 million in stock repurchases to be made each fiscal year, subject to certain restrictions, and (vii) limited certain capital expenditures and commitments to an aggregate of $50.0 million per year. The Eleventh Amendment also changed the variable interest rates. For domestic base rate loans, including swing loans, the interest rate is equal to a daily base rate plus a margin ranging from 0.50% to 0.75% based on certain conditions. For domestic LIBOR rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.50% to 1.75% based on certain conditions.

On June 13, 2016, we entered into the Twelfth Amendment to the Credit Agreement, which primarily increased the borrowing capacity of the facility from $75.0 million to $80.0 million. Under the terms of the Credit Agreement, the above financial covenants are only applicable when average line usage exceeds 25% of the borrowing capacity, or $20.0 million, over a 30-day period, starting on the 15th day of the last month of each quarter. As of September 30, 2016, the financial covenants under the credit agreement were not applicable.

As of September 30, 2016, we would have been in compliance with each of the covenants under the Credit Agreement had we exceeded borrowings greater than 25% of the borrowing capacity. Actual calculations of the financial covenants under the Credit Agreement were as follows: (i) the fixed charge coverage ratio (which is calculated as adjusted EBITDA, plus fixed charges before tax for a rolling four quarters divided by fixed charges before tax plus interest for a rolling four quarters) was 1.49 to 1.00, compared to the minimum allowable amount of 1.10 to 1.00, (ii) the leverage ratio (which is calculated as consolidated indebtedness divided by adjusted EBITDA for a rolling four quarters) was 0.30 to 1.00, compared to the maximum allowable amount of 2.00 to 1.00, (iii) stock repurchases were zero, and (iv) capital expenditures and commitments were $25.3 million. For the three and nine months ended September 30, 2016, the weighted average/effective interest rate for outstanding borrowings under the Credit Agreement was 0.00% and 3.15%, respectively. We currently anticipate remaining in compliance with each of its debt covenant obligations for the foreseeable future.

As of September 30, 2016, we had no outstanding borrowings under the Credit Agreement and outstanding letters of credit of $1.3 million, which were reserved against the borrowing base under the terms of the Credit Agreement. As of September 30, 2016, we had $78.7 million of available borrowing capacity. During the three and nine months ended September 30, 2016, we capitalized $0.0 million and $0.6 million, respectively, in fees and third party costs as deferred financing costs associated with the Credit Agreement and the negotiation of a new debt financing agreement that has not yet been executed. The short-term portion of these fees is recorded in ‘Prepaid expenses and other assets’ and the long-term portion is recorded in ‘Other assets’ on the condensed consolidated balance sheets.

Long-term Bank Borrowings

As of September 30, 2016 and December 31, 2015 Crocs had $2.3 million and $6.4 million, respectively, of debt outstanding under five separate notes payable, of which $2.3 million and $4.8 million, respectively, represent current installments. As of September 30, 2016, the notes bear interest rates ranging from 2.45% to 2.79% and mature in September 2017.

Capital Assets

During the nine months ended September 30, 2016, net capital assets acquired, inclusive of intangible assets, were $18.2 million compared to $11.8 million during the nine months ended September 30, 2015. As of September 30, 2016, Crocs has committed additional purchases of capital assets of approximately $14.2 million. Capital spend during the nine months ended September 30, 2016 related primarily to information technology investments, opening new retail stores, and renovating existing stores.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested; however, our Board has approved a foreign cash repatriation strategy. As part of this strategy, we repatriated approximately $19.3 million of current earnings during the nine months ended September 30, 2016 without a tax impact. Further cash repatriation will depend on future cash requirements in the U.S. As of September 30, 2016, we maintain approximately $128.0 million of foreign earnings for which tax has previously been provided that has not yet been repatriated.

Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries have monetary laws, which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of September 30, 2016, we held $134.9 million of our total $150.2 million cash balance in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $134.9 million, $0.2 million could potentially be restricted, as described above. If the remaining $134.7 million were immediately repatriated to the U.S., no additional tax expense would be incurred as $128.0 million is currently provided for in our condensed consolidated statement of operations and the remaining $6.7 million is offset by the additional foreign tax credits generated from our year-to-date repatriation of $19.3 million.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2016, other than certain operating leases and other commitments.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations, outside of discussions regarding constant currency and non-GAAP SG&A, is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2015. There were no changes in our critical accounting policies since December 31, 2015.

Recent Accounting Pronouncements

See Note 1 - Organization & Basis of Presentation in the accompanying notes to the condensed consolidated financial statements for recently adopted and issued accounting pronouncements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our exposure to market risk includes interest rate fluctuations in connection with our Credit Agreement, Asia Pacific revolving credit facility, and certain financial instruments that have variable rates. As of September 30, 2016, there were no borrowings under the Credit Agreement and therefore, we are currently not exposed to market interest rate risk. As of September 30, 2016, there were no borrowings under the Asia Pacific revolving credit facility as the facility was suspended and therefore, we are currently not exposed to market interest rate risk.

We also hold cash equivalents including certificate of deposits, time deposits, and money market funds. Interest income generated from these cash equivalents will fluctuate with the general level of interest rates. As of September 30, 2016, we held $4.8 million in cash equivalents subject to variable interest rates. If the prevailing market interest rates relative to these investments increased or decreased by 10% during the three and nine months ended September 30, 2016, interest income would have increased or decreased by an immaterial amount.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted and pay the majority of our overseas third party manufacturers in U.S. Dollars. Our ability to sell our products in foreign markets and the U.S. Dollar value of the sales made in foreign currencies can be significantly influenced by foreign currency fluctuations. Fluctuations in the value of foreign currencies relative to the U.S. Dollar could result in downward price pressure for our products and increase losses from currency exchange rates. An increase or decrease of 1% in value of the U.S. Dollar relative to foreign currencies would have increased or decreased loss before taxes for the three and nine months ended September 30, 2016 by approximately $0.1 million and $1.1 million, respectively. The volatility of the applicable exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. In the event our foreign sales and purchases increase and are denominated in currencies other than the U.S. Dollar, our operating results may be affected by fluctuations in the exchange rate of currencies we receive for such sales. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of foreign exchange rate variances experienced for the three and nine months ended September 30, 2016 and 2015.

We have experienced and will continue to experience changes in international currency rates, impacting both results of operations and the value of assets and liabilities denominated in foreign currencies. We have entered into foreign currency exchange forward contracts and currency swap derivative instruments to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. As of September 30, 2016, the notional value of our outstanding foreign currency exchange contracts was $273.0 million. This does not necessarily represent amounts exchanged by the parties and, therefore, are not a measure of our exposure to foreign currency exchange risks. The notional amounts of these derivative financial instruments are denominated in their U.S. Dollar equivalents and represent the amount of all contracts of the foreign currency specified.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our forward foreign currency exchange contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of September 30, 2016, a 10% appreciation or depreciation of the U.S. Dollar against the exchange rates for foreign currencies under contract would result in a net increase or decrease, respectively, in the fair value of our derivative portfolio of approximately $5.4 million.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2016. This is done to ensure information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management concluded our disclosure controls and procedures over financial reporting were ineffective as of September 30, 2016, as management identified material weaknesses in our disclosure controls and procedures related to our internal controls over financial reporting, as further described below. The material weaknesses were first identified in connection with our evaluation of disclosure controls and procedures as of December 31, 2015, and such weaknesses have not been remediated as of September 30, 2016. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Financial Close Process. At the direction of management, our internal and third party resources are in the process of executing the following initiatives to remediate the financial close process material weakness:

•                  Enhancing our control procedures for manual journal entries to ensure all entries are properly supported, reviewed, and documented;

•                  Enhancing our global account reconciliation procedures to ensure all key accounts are properly reconciled on a timely basis and to ensure reconciliations are properly documented and reviewed;

•                  Assessing the internal structure of our tax department to ensure we have a sufficient complement of talent to ensure all entries are appropriately reviewed and approved in a timely manner;

•                  Assessing the organizational structure of our accounting department to identify opportunities to improve the efficiency and effectiveness of our control procedures;

•                  Providing training to all accounting process owners regarding policies and controls over account analysis, documentation, review, and approval of manual journal entries, and data integrity procedures.

Inventory Accounting Controls. At the direction of management, our internal and third party resources are in the process of  executing the following initiatives to remediate the inventory accounting controls material weakness:

•                  Enhancing our cycle count procedures to ensure all counts performed and adjustments recorded are appropriately documented in the warehouse management system;

•                  Enhancing our inventory reconciliation procedures to ensure the warehouse management system is appropriately reconciled to the general ledger on a daily basis;

•                  Providing training to our supply chain personnel to ensure inventory control procedures are adequate, performed timely, and are properly recorded in accordance with our policies.

Management has also expanded our inventory management team by adding key personnel who will be directing our inventory control remediation efforts.

Our remediation efforts were ongoing as of September 30, 2016.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts noted above, there were no material changes in our disclosure control over financial reporting that occurred during the three months ended September 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

The Company is currently undergoing an audit by U.S. Customs & Border Protection (“CBP”) for the period from 2006 to 2010. In October 2013, CBP issued the final audit report. In that report CBP projects that unpaid duties totaling approximately $12.4 million are due for the period under review and recommends collection of the duties due. The Company responded that these projections are erroneous and provided arguments that demonstrate the amount due in connection with this matter is considerably less than the projection. Additionally, on December 12, 2014, the Company made an offer to settle CBP’s potential claims and tendered $3.5 million. After recent discussions with CBP’s local counsel, the Company increased its settlement offer to $7.0 million from $3.5 million and as a result, tendered the additional $3.5 million to CBP and recorded an additional accrual of $3.5 million during the three months ended September 30, 2016. The revised offer is still subject to formal acceptance at CBP headquarters; however, it is the Company’s expectation that the matter will be settled for the revised offer. At this time, it is not possible to determine how long this process will take or to predict definitely whether a negotiated settlement can be reached. Likewise, if a settlement cannot be reached, it is not possible to predict with any certainty whether CBP will seek to assert a claim for penalties in addition to any unpaid duties, but such an assertion is a possibility.

The Company is currently subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, the Company was notified about the issuance of assessments totaling approximately $4.5 million for the period January 2010 through May 2011. The Company has disputed these assessments and asserted defenses to the claims. On February 25, 2015, the Company received additional assessments totaling approximately $10.2 million related to the remainder of the audit period. The Company has also disputed these assessments and asserted defenses and filed appeals to these claims. On May 11, 2016, the Company was notified of a decision rejecting the defense filed against the first assessment covering the period of January 2010 through May 2011. The Company filed an appeal against that decision on June 8, 2016. It is anticipated that this matter will take up to several years to be resolved. It is not possible at this time to predict the outcome of this matter.

Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property, and product liability claims, the Company is not party to any other pending legal proceedings that it believes would reasonably have a material adverse impact on its business, financial position, results of operations, or cash flows.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

CROCS, INC.

Date: November 9, 2016	By:	/s/ Carrie Teffner
		Name:	Carrie Teffner
		Title:	Executive Vice President and Chief
Financial Officer