Form 10-Q
period 2017-03-31
Crocs, Inc.
filed 2017-05-10
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File No. 000-51754
_____________________________________________________________
CROCS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2164234 (I.R.S. Employer Identification No.)
7477 East Dry Creek Parkway, Niwot, Colorado 80503
(Address, including zip code, of registrant’s principal executive offices)

(303) 848-7000
(Registrant’s telephone number, including area code)
_____________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 28, 2017, Crocs, Inc. had 74,084,707 shares of its $0.001 par value common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our expectations regarding future trends, expectations and performance of our business;

•	our belief that we have sufficient liquidity to fund our business operations during the next twelve months; and

•	our expectations regarding our level of capital expenditures in 2017.

Forward-looking statements are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent filings with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2017

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$267,907	$279,140
Cost of sales	134,323	149,774
Gross profit	133,584	129,366
Selling, general and administrative expenses	118,002	115,123
Income from operations	15,582	14,243
Foreign currency gain (loss), net	276	(1,247)
Interest income	150	216
Interest expense	(184)	(243)
Other income	124	82
Income before income taxes	15,948	13,051
Income tax expense	(4,938)	(2,905)
Net income	11,010	10,146
Dividends on Series A convertible preferred stock	(3,000)	(3,000)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(855)	(785)
Net income attributable to common stockholders	$7,155	$6,361
Net income per common share:
Basic	$0.08	$0.07
Diluted	$0.08	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$11,010	$10,146
Other comprehensive income:
Foreign currency translation gain, net	4,514	4,800
Total comprehensive income	$15,524	$14,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par value)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$88,884	$147,565
Accounts receivable, net of allowances of $49,176 and $48,138, respectively	148,624	78,297
Inventories	178,467	147,029
Income tax receivable	5,062	2,995
Other receivables	16,991	14,642
Restricted cash - current	2,539	2,534
Prepaid expenses and other assets	21,955	32,413
Total current assets	462,522	425,475
Property and equipment, net of accumulated depreciation of $92,643 and $88,603, respectively	43,801	44,090
Intangible assets, net	69,671	72,700
Goodwill	1,506	1,480
Deferred tax assets, net	6,930	6,825
Restricted cash	3,430	2,547
Other assets	13,296	13,273
Total assets	$601,156	$566,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,387	$61,927
Accrued expenses and other liabilities	73,516	78,282
Income taxes payable	9,103	6,593
Current portion of borrowings and capital lease obligations	4,459	2,338
Total current liabilities	168,465	149,140
Long-term income tax payable	4,854	4,464
Long-term capital lease obligations	43	40
Other liabilities	13,615	13,462
Total liabilities	186,977	167,106
Commitments and contingencies
Series A convertible preferred stock, 1.0 million authorized, 0.2 million shares outstanding, liquidation preference $203 million	179,756	178,901
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 4.0 million shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 94.4 million and 93.9 million issued, 74.1 million and 73.6 million shares outstanding, respectively	94	94
Treasury stock, at cost, 20.3 million shares	(284,477)	(284,237)
Additional paid-in capital	367,008	364,397
Retained earnings	202,880	195,725
Accumulated other comprehensive loss	(51,082)	(55,596)
Total stockholders’ equity	234,423	220,383
Total liabilities and stockholders’ equity	$601,156	$566,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$11,010	$10,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,446	8,595
Unrealized (gain) loss on foreign exchange, net	856	(5,613)
Share-based compensation	2,611	2,826
Other non-cash items	(689)	808
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(66,917)	(69,763)
Inventories	(28,591)	(14,383)
Prepaid expenses and other assets	9,618	(6,814)
Accounts payable, accrued expenses and other liabilities	13,766	17,260
Cash used in operating activities	(49,890)	(56,938)
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(3,243)	(3,216)
Proceeds from disposal of property and equipment	12	—
Cash paid for intangible assets	(2,167)	(2,714)
Change in restricted cash	(850)	(1,760)
Cash used in investing activities	(6,248)	(7,690)
Cash flows from financing activities:
Proceeds from bank borrowings	5,500	20,000
Repayments of bank borrowings and capital lease obligations	(3,376)	(12,842)
Dividends—Series A preferred stock	(3,000)	(3,000)
Other	(240)	(158)
Cash provided by (used in) financing activities	(1,116)	4,000
Effect of exchange rate changes on cash	(1,427)	6,367
Net change in cash and cash equivalents	(58,681)	(54,261)
Cash and cash equivalents—beginning of period	147,565	143,341
Cash and cash equivalents—end of period	$88,884	$89,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Crocs, Inc. ("Crocs" or the "Company,") and its wholly-owned subsidiaries within our reportable operating segments and corporate operations. The Company is engaged in the design, development, manufacturing, worldwide marketing and distribution of casual lifestyle footwear and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear featuring fun, comfort, color, and functionality. Our reportable operating segments include: the Americas, operating in North and South America; Asia Pacific, operating throughout Asia, Australia, New Zealand, Africa and the Middle East; and Europe, operating throughout Europe and Russia.

The accompanying unaudited condensed consolidated interim financial statements include the Company’s accounts and those of its wholly-owned subsidiaries, and reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report. Our accounting policies did not change in the first quarter of 2017, except for the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements.

Seasonality of Business

Due to the seasonal nature of our footwear, which is more heavily focused on styles suitable for warmer weather, the Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its first and second quarters and higher retail sales in its second and third quarters. In addition, our quarterly results of operations may fluctuate significantly as a result of other factors, including general economic conditions or consumer confidence. Accordingly, the Company's operating results and cash flows for the three-months ended March 31, 2017 are not necessarily indicative of the operating results and cash flows for any other quarter or for the full year.

Transactions with Affiliates

The Company receives services from three subsidiaries of Blackstone Capital Partners VI L.P. (“Blackstone”). Blackstone and certain of its permitted transferees currently beneficially own all the outstanding shares of the Company’s Series A Convertible Preferred Stock, which is convertible into approximately 15.7% of the Company’s common stock as of March 31, 2017. Two Blackstone representatives also serve on the Company’s board of directors (the “Board”).

Certain Blackstone subsidiaries provide various services, including inventory count, cybersecurity and consulting, and workforce management services. The Company paid $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively for these services. Expenses related to these services are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statement of operations.

Research, Design and Development Expenses

Research, design and development expenses were $2.9 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively, and are reported in 'Selling, general and administrative expenses' in the condensed consolidated statements of operations.

Advertising and Promotional Expenses

Production costs of advertising and promotion costs are expensed when the advertising is first run. Advertising communication costs are expensed in the periods that the communications occur. Certain of the Company’s promotional expenses result from payments under endorsement contracts. Payments under endorsement contracts are expensed on a straight-line basis over the related annual contract terms.

Prepaid advertising and promotional endorsement costs of $3.2 million and $4.5 million were included in other ‘Prepaids and other current assets’ in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively. Total advertising, production, promotional and agency expenses were $12.0 million and $8.3 million for the three months ended March 31, 2017 and 2016, respectively.

Depreciation Expense

Depreciation expense related to property, plant and equipment reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Selling, general and administrative expenses	$3,191	$3,313
Cost of sales	553	387
Total depreciation expense	$3,744	$3,700

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Inventory Measurement

In July 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to measure in-scope inventory at the lower of cost or net realizable value. The Company adopted this guidance on January 1, 2017 on a prospective basis. The adoption did not have a significant effect on our consolidated financial position or results of operations.

New Accounting Pronouncements Not Yet Adopted

Clarifying the Definition of a Business

In January 2017, the FASB issued authoritative guidance intended to clarify the definition of a business, for purposes of determining whether a business has been acquired or sold, and consequently whether transactions should be accounted for as acquisitions or disposals of a business, or as acquisitions or disposals of assets. This guidance is to be applied prospectively and becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

Statement of Cash Flows - Classification and Change in Cash

In August 2016, the FASB issued authoritative guidance intended to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. Further, in November 2016, the FASB issued guidance requiring that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The guidance should be applied retrospectively unless it is impractical to do so; in which case, the guidance should be applied prospectively as of the earliest date practicable. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

The Company will adopt this guidance beginning with the quarterly reporting period ending March 31, 2019. The Company is evaluating the full impact this guidance will have on its consolidated financial statements, and expects that adoption will result in significant increases in lease related assets and liabilities on its consolidated balance sheet.

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

In December 2016, the Company established an implementation team and engaged external advisers to develop a multi-phase plan to assess the Company’s business and contracts, as well as any changes to accounting policies, processes or systems necessary to adopt the requirements of the new standard. The Company has completed an initial review of its revenue contracts and terms and is assessing how adoption of the new standard will affect its consolidated financial statements and disclosures, as well as the adoption method. The Company is continuing its evaluation of the impact of the accounting and disclosure changes, and method of adoption, on its business processes, controls and systems. The Company will provide additional information regarding expected effects on its consolidated financial statements and disclosures, and the transition method in subsequent quarterly reports.

Other Pronouncements

Other new pronouncements issued but not effective until after March 31, 2017 are not expected to have a material impact on the Company’s consolidated financial statements.

3. INVENTORIES

The following table summarizes inventories by major classification:

	March 31, 2017	December 31, 2016
	(in thousands)
Finished goods	$174,430	$142,333
Raw materials	2,728	654
Work-in-progress	1,309	4,042
Total inventories	$178,467	$147,029

4. INTANGIBLE ASSETS, NET
Intangible Assets, Net
Other intangible assets consist of the following:

		March 31, 2017			December 31, 2016
	Useful Life	Gross	Accum. Amortiz.	Net	Gross	Accum. Amortiz.	Net
	(Years)	(in thousands)
Intangible assets subject to amortization:
Capitalized software	2 - 7	$143,812	$(79,220)	$64,592	$142,358	$(74,530)	$67,828
Patents, copyrights, and trademarks	6 - 25	6,489	(5,549)	940	6,438	(5,471)	967
Other		2,221	(2,221)	—	2,855	(2,855)	—
Intangible assets not subject to amortization:
In progress (1)		3,843	—	3,843	3,616	—	3,616
Trademarks and other		296	—	296	289	—	289
Total		$156,661	$(86,990)	$69,671	$155,556	$(82,856)	$72,700
_________________________________________________________________

(1) Primarily capitalized software project costs under development.

Estimated future annual amortization expense of intangible assets is:

March 31, 2017
(in thousands)
2017 (remainder of year)	$12,380
2018	14,736
2019	12,613
2020	10,085
2021	9,911
Thereafter	5,807
Total	$65,532

Intangible Amortization Expense

Intangibles amortization expense reported in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Selling, general and administrative expenses	$3,485	$3,561
Cost of sales	1,217	1,334
Total amortization expense	$4,702	$4,895

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities:

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued compensation and benefits	$18,690	$20,898
Fulfillment, freight, and duties	12,372	14,572
Professional services	10,257	10,900
Sales/use and value added tax payable	4,447	4,978
Accrued rent and occupancy	8,102	7,335
Royalties payable and deferred revenue	6,553	7,475
Other (1)	13,095	12,124
Total accrued expenses and other current liabilities	$73,516	$78,282
_________________________________________________________________

(1)	Includes current liabilities related to derivatives, Series A preferred stock dividends and legal settlements.

6. FAIR VALUE MEASUREMENTS

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

The financial assets and liabilities that are measured and recorded at fair value on a recurring basis consist of the Company's derivative instruments. The Company's derivative instruments are foreign currency forward exchange contracts. The Company manages credit risk of its derivative instruments on the basis of its net exposure with its counterparty and has elected to measure the fair value in the same manner. All of the Company's derivative instruments are classified as Level 2 and are reported within 'Accrued expenses and other liabilities' in the condensed consolidated balance sheets. There were no transfers between Level 1 or Level 2, nor were there any outstanding derivative instruments classified as Level 3 as of March 31, 2017 or December 31, 2016. The fair value of the Company's derivative instruments was a liability of $1.3 million and $0.2 million at March 31, 2017, and December 31, 2016, respectively. See Note 7 — Derivative Financial Instruments for more information.

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.
The Company's borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company's notes payable outstanding approximate their carrying values at March 31, 2017 and December 31, 2016 based on interest rates currently available to the Company for similar borrowings.

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings and capital lease obligations	$4,502	$4,502	$2,378	$2,378
Non-Financial Assets and Liabilities
The Company's non-financial assets, which primarily consist of property and equipment, goodwill and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value.
The Company did not record impairment during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company recorded non-cash impairment of $0.2 million to reduce the carrying values of certain retail store assets to their estimated fair value. Impairments are reported in 'Selling, general and administrative expenses' in the Company's condensed consolidated statements of operations. The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management's plans.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Retail store asset impairment	$—	$193

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company transacts business in various foreign countries and is therefore exposed to foreign currency exchange rate risk that impacts the reported U.S. Dollar amounts of revenues, costs, and certain foreign currency monetary assets and liabilities. In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, the Company enters into forward contracts to buy and sell foreign currency. By policy, the Company does not enter into these contracts for trading purposes or speculation.

Counterparty default risk is considered low because the forward contracts that the Company enters into are over-the-counter instruments transacted with highly-rated financial institutions. The Company was not required and did not post collateral as of March 31, 2017 or December 31, 2016.
The Company's derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets. The Company reports derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. Changes in fair value are recognized within 'Foreign currency gain (loss), net' in the condensed consolidated statements of operations. For the cash flow statement, the Company classifies cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within 'Cash used in operating activities'.

Results of Derivative Activities
The fair values of derivative assets and liabilities, net, which are reported in 'Accrued expenses and other liabilities' in the condensed consolidated balance sheets were:

	March 31, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Foreign currency forward exchange contracts
Level 1	$—	$—	$—	$—
Level 2	2,116	(3,410)	6,541	(6,698)
Level 3	—	—	—	—
	2,116	(3,410)	6,541	(6,698)
Netting of counterparty contracts	(2,116)	2,116	(6,541)	6,541
Foreign currency forward contract derivative liabilities	$—	$(1,294)	$—	$(157)

The notional amounts of outstanding foreign currency forward exchange contracts shown below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	March 31, 2017		December 31, 2016
	Notional	Fair Value	Notional	Fair Value
Japanese Yen	$65,627	$64	$87,171	$4,180
Singapore Dollar	34,747	103	94,763	(2,611)
Euro	55,018	(186)	71,228	(1,441)
British Pound Sterling	18,727	—	14,332	(660)
South Korean Won	17,739	(5)	8,278	407
Other currencies	67,310	(1,270)	52,449	(32)
Total	$259,168	$(1,294)	$328,221	$(157)

Latest maturity date	April 2017		January 2016
Amounts reported in 'Foreign currency gain (loss), net' in the condensed consolidated statements of operations include both realized and unrealized gains/losses from foreign currency transactions and derivative contracts, and were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Foreign currency transaction gain	$3,211	$2,262
Foreign currency loss on foreign currency forward exchange contracts	(2,935)	(3,509)
Foreign currency gain (loss), net	$276	$(1,247)

8. REVOLVING CREDIT FACILITY AND BANK BORROWINGS

The Company’s borrowings consist of:

	March 31, 2017	December 31, 2016
	(in thousands)
Senior revolving credit facility	$3,500	$—
Notes payable	948	2,329
Capital lease obligations	54	49
Total borrowings and capital lease obligations	4,502	2,378
Less: Current portion of borrowings and capital lease obligations	4,459	2,338
Total long-term capital lease obligations	$43	$40

Senior Revolving Credit Facility

The Company's Senior Revolving Credit Facility (the "Facility"), as amended, provides for borrowings of up to $80 million through February 2021. The Facility contains certain covenants that restrict certain actions by the Company under the Facility, including limitations on: (i) stock repurchases to $50 million per year, subject to certain restrictions; and (ii) capital expenditures and commitments to $50 million per year. The Facility also requires the Company to meet certain financial covenant ratios that become effective when total borrowings under the Facility, including letters of credit, exceed $20 million during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of 2.00 to 1.00. The weighted average interest rate on borrowings as of March 31, 2017 was 3.54%. As of March 31, 2017, the Company was in compliance with all financial covenants.

As of March 31, 2017, the Company had outstanding letters of credit of $1.3 million, which reduce the amounts available for borrowing under the terms of the Facility. As of March 31, 2017 and December 31, 2016, the Company had $75.2 million and $78.7 million, respectively, of available borrowing capacity under the Facility.
Asia Revolving Credit Facility
The Company’s revolving credit facility agreement (the "Asia Facility") with HSBC Bank (China) Company Limited, Shanghai Branch ("HSBC"), provides the Company uncommitted dual currency revolving loan facilities of up to 40.0 million Chinese Renminbi ("RMB"), or $5.8 million, with a combined facility limit of RMB 60.0 million, or $8.7 million. As of March 31, 2017 and December 31, 2016, borrowings under the Asia Facility remained suspended at the discretion of HSBC. The Asia Facility will mature in February 2021.
Notes Payable
Notes payable to finance the Company’s enterprise software system costs and certain insurance premiums incur interest at fixed rates ranging from 1.99% to 2.63%.
The maturities of the Company's debt and capital lease obligations were:

March 31, 2017
(in thousands)
2017 (remainder of year)	$4,459
2018	13
2019	13
2020	12
2021	5
Total principal debt maturities	4,502
Less: current portion	4,459
Non-current portion	$43

9. EQUITY

Common Stock

The Company has one class of common stock with a par value of $0.001 per share. There are 250 million shares of common stock authorized for issuance. Holders of common stock are entitled to one vote per share on all matters presented to the stockholders.
Common Stock Repurchase Program
The Company did not repurchase any of its common stock during the three months ended March 31, 2017 or 2016. As of March 31, 2017, the Company had authorization to repurchase approximately $118.7 million of its common stock.

Preferred Stock

The Company has authorized and available for issuance 4.0 million shares of preferred stock. None of these preferred shares are issued or outstanding as of March 31, 2017 or December 31, 2016.

Series A Convertible Preferred Stock

The Company is authorized to issue up to 1.0 million shares of Series A convertible preferred stock (“Series A Preferred Stock”), par value $0.001 per share, of which 0.2 million shares were issued to Blackstone and certain of its permitted transferees in January, 2014. The Series A Preferred Stock has a stated value of $1,000 per share.
Participation Rights and Dividends
Holders of the Series A Preferred Stock are entitled to receive dividends declared or paid on the Company’s common stock and are entitled to vote together with the holders of the Company’s common stock as a single class, in each case, on an as-converted basis. Holders of the Series A Preferred Stock also have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.
The Series A Preferred Stock ranks senior to the Company's common stock with respect to rights to preferred dividends, liquidation, winding-up, and dissolution. Holders of Series A preferred stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum. If the Company fails to make timely dividend payments, the dividend rate will increase to 8% per annum until such time as all accrued but unpaid dividends have been paid in full. As of March 31, 2017 and December 31, 2016, the Company had accrued preferred dividends of $3.0 million, which are reported in ‘Accrued expenses and other liabilities' in the condensed consolidated balance sheets. These accrued dividends were paid in cash in April 2017 and January 2017, respectively.
Conversion Rights of the Company and Blackstone
The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $14.50 per share, subject to adjustment for customary anti-dilution provisions. Beginning on or after January 27, 2017, provided the closing price of the Company's common stock has been equal to or greater than $29.00 for 20 consecutive trading days, the Company may elect to convert all or a portion of the Series A Preferred Stock into an equivalent number of shares of common stock. At March 31, 2017, had the holders converted or the Company been entitled to exercise its conversion right, the Series A Preferred Stock would have been convertible into 13,793,100 shares of common stock.
Redemption Rights of the Company and Blackstone
The Company has the option to redeem the Series A Preferred Stock anytime on or after January 27, 2022 for 100% of the stated redemption value of $200 million plus all accrued and unpaid dividends.
Blackstone has the option to cause the redemption of the Series A Preferred Stock any time after January 27, 2022 or upon a change in control. Further, upon certain change of control events, Blackstone can require the Company to repurchase the Series A Preferred Stock at 101% of the redemption value plus all accrued and unpaid dividends. The carrying value of the Series A Preferred Stock is accreted up to its $200 million redemption value on a straight-line basis through the redemption date.

10. SHARE COMPENSATION
The Company’s stock-based compensation awards are issued under the 2015 Equity Incentive Plan (“2015 Plan”) and two predecessor plans, the 2005 Equity Incentive Plan and the 2007 Equity Incentive Plan. Any awards that expire or are forfeited become available for issuance under the 2015 Plan. Shares of common stock reserved and authorized for issuance at March 31, 2017 under all plans were 8,093,277 shares, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.
Refer to Notes 1 and 11 of the Company’s Annual Report for a detailed description of the Company’s stock-based compensation awards, including information related to grant date fair value, vesting terms, performance and other conditions.
Share-based Compensation Expense
Pre-tax share-based compensation expense reported in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of sales	$89	$128
Selling, general and administrative expenses	2,522	2,698
Total stock compensation expense	$2,611	$2,826

Due to the timing of annual grants, the price of the Company’s common stock and other factors, stock-based compensation expense recognized during the three months ended March 31, 2017 is not indicative of the level of compensation expense expected to be incurred for the full year.

Stock Option Activity
Stock option activity during the three months ended March 31, 2017 was:

Number of Options
Outstanding as of December 31, 2016	518,252
Granted	—
Exercised	—
Forfeited or expired	(53,058)
Outstanding as of March 31, 2017	465,194
As of March 31, 2017, the Company had $0.2 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 1.6 years. The weighted average exercise price of vested options was $16.64 per share.

Restricted Stock Awards and Restricted Stock Units Activity

The Company grants time-based and performance-based Restricted Stock Awards (“RSA”) and Restricted Stock Units (“RSUs”). RSA and RSU activity during the three months ended March 31, 2017 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	11,430	$10.28	3,855,368	$10.31
Granted	—	—	2,327,258	6.80
Vested	(5,715)	10.28	(515,963)	10.84
Forfeited	—	—	(1,105,226)	9.31
Unvested at March 31, 2017	5,715	$10.28	4,561,437	$8.70

RSAs vested during the three months ended March 31, 2017 consisted entirely of time-based awards. As of March 31, 2017, unrecognized share-based compensation expense for RSAs was $0.1 million, which is expected to amortize over a remaining weighted average period of 0.2 years.
RSUs vested during the three months ended March 31, 2017 consisted of 447,646 time-based awards and 68,317 performance-based awards. As of March 31, 2017, unrecognized share-based compensation expense for time-based and performance-based awards was $15.8 million and $6.4 million respectively, and is expected to amortize over a remaining weighted average period of 1.9 years.

11. INCOME TAXES

Income tax expense and effective tax rates were as follows:

	Three Months Ended March 31,
	2017	2016
Income before income taxes	$15,948	$13,051
Income tax expense	4,938	2,905
Effective tax rate	31.0%	22.1%

During the three months ended March 31, 2017, the increase in effective tax rate, compared to the same period in 2016, is primarily due to operating losses in certain jurisdictions where the Company is unable to record tax benefits because it has determined that it is not more likely than not that such tax benefits will be realized, as well as an increase in profitability in certain jurisdictions for which tax expense is recorded. The Company’s effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions as well as book losses in certain jurisdictions for which tax benefits cannot be recognized. There were no significant or unusual discrete tax items during the quarter. The Company had unrecognized tax benefits of $5.2 million and $4.8 million at March 31, 2017 and December 31, 2016, respectively, and the Company does not expect any significant changes in tax benefits in the next twelve months.

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Numerator:
Net income attributable to common stockholders	$7,155	$6,361
Less: adjustment for income allocated to participating securities	(1,127)	(1,010)
Net income attributable to common stockholders - basic and diluted	$6,028	$5,351
Denominator:
Weighted average common shares outstanding - basic	73,810	73,087
Plus: dilutive effect of stock options and unvested restricted stock units	751	946
Weighted average common shares outstanding - diluted	74,561	74,033

Net income per common share:
Basic	$0.08	$0.07
Diluted	$0.08	$0.07

Diluted EPS is calculated using the two-class method. For the three months ended March 31, 2017 and 2016, 0.8 million and 1.9 million options and restricted stock units, respectively, were excluded from the calculation of diluted EPS under the two-class method because the effect was anti-dilutive. If converted, Series A preferred stock would represent approximately 15.7% of the Company's common stock outstanding, or 13.8 million additional common shares as of March 31, 2017.

13. COMMITMENTS AND CONTINGENCIES

Rental Commitments and Contingencies
The Company rents retail store, office and warehouse space, vehicles, and equipment under operating leases expiring at various dates through 2033. Rent expense for leases with escalations or rent holidays is recognized on a straight-line basis over the lease term beginning on the lease inception date. Certain leases also provide for contingent rents, which are generally determined as a percent of sales in excess of specified levels. A contingent rent liability is recognized together with the corresponding rent expense when specified levels have been achieved or when the Company determines that achieving the specified levels during the period is probable.
Future minimum lease payments under operating leases were as follows:

March 31, 2017
(in thousands)
2017 (remainder of year)	$56,964
2018	65,734
2019	38,776
2020	27,173
2021	22,084
Thereafter	67,846
Total minimum lease payments	$278,577
Minimum sublease rentals of $0.1 million under non-cancelable subleases and contingent rentals, which may be paid under certain retail leases on a basis of percentage of sales in excess of stipulated amounts, are excluded from the commitment schedule.

Rent expense under operating leases was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Minimum rentals (1)	$20,786	$22,456
Contingent rentals	2,260	2,129
Less: Sublease rentals	(37)	(61)
Total rent expense	$23,009	$24,524
_________________________________________________________________

(1) Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking, and storage fees, which were approximately $2.6 million and $2.5 million during the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Selling, general & administrative expenses	$20,090	$21,722
Cost of goods sold	2,919	2,802
Total	$23,009	$24,524

Purchase Commitments
Under the terms of an annual supply agreement, the Company guarantees payment for certain third-party manufacturer purchases of raw materials used in the manufacture of its products, up to a maximum of €3.5 million (approximately $3.7 million as of March 31, 2017).

As of March 31, 2017 the Company had firm purchase commitments with other third-party manufacturers of $94.6 million.
Government Tax Audits
The Company is regularly subject to, and is currently undergoing, audits by various tax authorities in the United States and several foreign jurisdictions, including customs duties, import and other taxes for prior tax years. See Note 15 — Legal Proceedings for additional information.
Other
During its normal course of business, the Company may make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain matters. The Company cannot determine a range of estimated future payments and has not recorded any liability for indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.
See Note 15 — Legal Proceedings for further details regarding potential loss contingencies related to government tax audits and other current legal proceedings.

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has three reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, and Europe. In addition, the 'Other businesses' category aggregates insignificant operating segments that do not meet the reportable segment threshold, including manufacturing operations located in Mexico and Italy, and corporate operations.

Each of the reportable operating segments derives its revenues from the sale of footwear and accessories to external customers. Revenues for 'Other businesses' include non-footwear product sales to external customers that are excluded from the measurement of segment operating revenues and income.
Segment performance is evaluated based on segment results without allocating corporate expenses, or indirect general, administrative, and other expenses. Segment profits or losses include adjustments to eliminate inter-segment sales. As such, reconciling items for segment operating income represent unallocated corporate and other expenses as well as inter-segment eliminations. The following tables set forth information related to reportable operating segments:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues:
Americas	$117,722	$124,130
Asia Pacific (1)	98,344	104,502
Europe	51,651	50,336
Total segment revenues	267,717	278,968
Other businesses	190	172
Total consolidated revenues	$267,907	$279,140
Operating income:
Americas	$22,002	$16,576
Asia Pacific	26,726	25,851
Europe	12,274	6,523
Total segment income from operations	61,002	48,950
Reconciliation of total segment income from operations to income before income taxes:
Other businesses	(5,617)	(6,074)
Unallocated corporate and other	(39,803)	(28,633)
Income from operations	15,582	14,243
Foreign currency gain (loss), net	276	(1,247)
Interest income	150	216
Interest expense	(184)	(243)
Other income	124	82
Income before income taxes	$15,948	$13,051
Depreciation and amortization:
Americas	$1,345	$1,478
Asia Pacific	926	1,078
Europe	385	780
Total segment depreciation and amortization	2,656	3,336
Other businesses	1,746	1,710
Unallocated corporate and other	4,044	3,549
Total consolidated depreciation and amortization	$8,446	$8,595
_________________________________________________________________

(1) In April and May 2017, we entered into agreements to transfer certain company-operated stores located in the Middle East and China to distributors.

15. LEGAL PROCEEDINGS

The Company was subjected to an audit by U.S. Customs & Border Protection ("CBP") in respect of the period from 2006 to 2010. In October 2013, CBP issued their final audit report. In that report CBP projected that unpaid duties totaling approximately $12.4 million were due for the period under review and recommended collection of the duties due. On April 20, 2017, CBP agreed to settle the matter and accepted the Company’s previously tendered payment of $7 million. This matter is now closed. The settlement has been reflected in the Company’s condensed financial statements as of March 31, 2017.
The Company was subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, the Company was notified about the issuance of assessments totaling approximately $4.6 million for the period January 2010 through May 2011. The Company has disputed these assessments and asserted defenses to the claims. On February 25, 2015, the Company received additional assessments totaling approximately $10.6 million related to the remainder of the audit period. The Company has also disputed these assessments and asserted defenses to these claims in administrative appeals, and is awaiting definitive resolution of those administrative appeals. In the event that the definitive resolution of these administrative appeals is adverse to the Company, the Company has recourse to further judicial processes, which would likely require the posting of a bond. It is anticipated that this matter will take up to two years to be fully resolved. It is not possible at this time to predict the outcome of this matter or to estimate a potential amount of loss, if any.
For all other claims and other disputes, where the Company is able to estimate possible losses or a range of possible losses, the Company estimates that as of March 31, 2017, it is reasonably possible that losses associated with these claims and other disputes could potentially exceed amounts accrued by the Company by up to $0.4 million, which is reported in the condensed consolidated balance sheet in 'Accrued expenses and other liabilities'.
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

•
We anticipate lower retail revenues and selling, general and administrative expenses as we close less productive stores as leases expire and transfer select company operated stores to distributors. Distributor revenues are reported within our wholesale channel.

•
We have identified reductions in selling, general and administrative expenses (“SG&A”) in the amount of $75 to $85 million. These actions are projected to generate an annual $30 to $35 million improvement in earnings before interest and taxes by 2019. We expect to achieve approximately $25 million of these SG&A reductions in 2017. We expect to incur charges of approximately $10 to $15 million over the next two years to achieve these SG&A reductions, with approximately $7 to $10 million of that being incurred in 2017. In conjunction with these actions, we anticipate closing approximately 160 company operated retail stores by the end of 2018, thereby reducing our total store count to approximately 400 from 558 at the end of 2016.

 Use of Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), we present certain information related to our current period results of operations through “constant currency”, which is a non-GAAP financial measure and should be viewed as a supplement to our results of operations and presentation of reportable segments under U.S. GAAP. Constant currency represents current period results that have been retranslated using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Management uses constant currency to assist in comparing business trends from period to period on a consistent non-GAAP basis in communications with the Board of Directors (the “Board”), stockholders, analysts, and investors concerning our financial performance. We believe constant currency is useful to investors and other users of our consolidated financial statements as an additional tool to evaluate operating performance. We believe it also provides a useful baseline for analyzing trends in our operations. Investors should not consider constant currency in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.

Financial Highlights

The following are significant developments in our businesses during the three months ended March 31, 2017:

•	Revenues for the three months ended March 31, 2017 were $267.9 million, a decrease of $11.2 million, or 4.0%, compared to the same period in 2016.

•	Cost of sales for the three months ended March 31, 2017 was $134.3 million, a decrease of $15.5 million, or 10.3%, compared to the same period in 2016.

•	Gross profit for the three months ended March 31, 2017 was $133.6 million, an increase of $4.2 million, or 3.3%. Gross margin increased 350 basis points to 49.9%, compared to the same period in 2016.

•
Selling, general and administrative expenses increased $2.9 million, or 2.5%, including $2.2 million in strategic consulting and reorganization costs, for the three months ended March 31, 2017 compared to the same period in 2016.

•
Net income attributable to common stockholders increased $0.8 million to income of $7.2 million compared to $6.4 million for the same period in 2016. Net earnings per common share (“EPS”) was $0.08 for the three months ended March 31, 2017 compared to $0.07 for the three months ended March 31, 2016.

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

(3)   increasing working marketing spend,

(4)   enhancing engagement with key wholesale accounts,

(5)   gaining greater strategic and economic leverage from our direct-to-consumer assets,

(6)   prioritizing investment in larger-scale geographies,

(7)   streamlining our cost structure by reducing duplication and complexity across regional offices and the corporate center, and

(8)   investing to drive supply chain effectiveness and reliability.

We believe these initiatives will better position Crocs to adapt to changing customer demands and global economic developments. We are focusing on our core molded footwear heritage by narrowing our product line with an emphasis on higher margin units, as well as developing innovative new casual lifestyle footwear platforms. By streamlining the product portfolio and reducing non-core product development, we believe we will create a more powerful consumer connection to the brand.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands, except per share data and average selling price)
Revenues	$267,907	$279,140	$(11,233)	(4.0)%
Cost of sales	134,323	149,774	(15,451)	(10.3)%
Gross profit	133,584	129,366	4,218	3.3%
Selling, general and administrative expenses	118,002	115,123	2,879	2.5%
Income from operations	15,582	14,243	1,339	9.4%
Foreign currency gain (loss), net	276	(1,247)	1,523	122.1%
Interest income	150	216	(66)	(30.6)%
Interest expense	(184)	(243)	59	(24.3)%
Other income, net	124	82	42	51.2%
Income before income taxes	15,948	13,051	2,897	22.2%
Income tax expense	(4,938)	(2,905)	(2,033)	70.0%
Net income	11,010	10,146	864	8.5%
Dividends on Series A convertible preferred stock	(3,000)	(3,000)	—	—%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(855)	(785)	(70)	8.9%
Net income attributable to common stockholders	$7,155	$6,361	$794	12.5%

Net income per common share:
Basic	$0.08	$0.07	$0.01	14.3%
Diluted	$0.08	$0.07	$0.01	14.3%

Gross margin	49.9%	46.3%	350	7.6%
Operating margin	5.8%	5.1%	70	13.7%
Footwear unit sales	16,396	16,268	128	0.8%
Average footwear selling price	$16.11	$16.85	$(0.74)	(4.4)%

Revenues. Revenues decreased $11.2 million, or 4.0%, in the three months ended March 31, 2017, compared to the same period in 2016. The decrease in revenues was due to the net effect of: (i) an increase of $2.2 million, or 0.8%, due to higher unit sales volumes, (ii) a decrease of $14.3 million, or 5.1%, due to lower average selling prices, and (iii) an increase of $0.9 million, or 0.3%, from foreign currency translation.

Cost of sales. During the three months ended March 31, 2017, cost of sales decreased $15.5 million, or 10.3%, compared to the same period in 2016. The decrease in cost of sales was due to the net impact of: (i) an increase of $1.2 million, or 0.8%, due to higher unit sales volumes, (ii) a decrease of $18.5 million, or 12.3%, due to lower average costs per unit, and (iii) an increase of $1.8 million, or 1.2%, from foreign currency translation. Lower average costs per unit were primarily the result of product mix, including sandals and clog silhouettes which cost less to produce, and lower negotiated inbound ocean freight costs.

Gross profit. During the three months ended March 31, 2017, gross profit increased $4.2 million, or 3.3%, and gross margin increased 350 basis points to 49.9% compared to the same period in 2016. The increase in gross profit is due to the net impact of: (i) an increase of $4.1 million, or 3.2%, due to the combined impact of decreases in average costs per unit which exceeded decreases in average selling prices, (ii) an increase of $1.0 million, or 0.8%, due to higher sales unit volumes, and (iii) a decrease of $0.9 million, or 0.7%, from foreign currency translation.

Selling, general and administrative expenses. SG&A increased $2.9 million, or 2.5%, during the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily due to the combined impact of: (i) an increase of $3.8 million in marketing expense related to our 2017 spring and summer advertising and promotional activities; (ii) increases in other expenses of $0.9 million, none of which were individually significant; offset by (iii) cash recoveries of previously reserved accounts receivable of $1.1 million; and (iv) lower SG&A related to the disposition of our Taiwan and South Africa businesses of $0.7 million.

Bad debt expense related to our China operations was not significant during 2017 or 2016, due to the implementation of a more restrictive credit policy in 2015 and continued focus on the creditworthiness of our distribution partners.

Foreign currency gain (loss), net. ‘Foreign currency gain (loss), net’ consists of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies, and realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended March 31, 2017, we recognized realized and unrealized net gains of $0.3 million compared to net losses of $1.2 million on foreign currency during the three months ended March 31, 2016.

Income tax expense. During the three months ended March 31, 2017, income tax expense increased $2.0 million compared to the same period in 2016. The effective tax rate for the three months ended March 31, 2017 was 31.0% compared to an effective tax rate of 22.1% for the same period in 2016, an 8.9% increase. The increase in the effective rate was driven primarily by operating losses in certain jurisdictions where we are unable to record tax benefits because we have determined that it is not more likely than not that such tax benefits will be realized, as well as an increase in profitability in certain jurisdictions for which tax expense is recorded. Our effective tax rate of 31.0% for the three months ended March 31, 2017 differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions as well as book losses in certain jurisdictions for which tax benefits cannot be recognized.

Revenues by Channel

	Three Months Ended March 31,		Change		Constant Currency Change (1)
	2017	2016	$	%	$	%
	(in thousands)
Wholesale:
Americas	$71,023	$74,155	$(3,132)	(4.2)%	$(4,279)	(5.8)%
Asia Pacific	70,935	77,154	(6,219)	(8.1)%	(6,220)	(8.1)%
Europe	40,583	39,062	1,521	3.9%	2,137	5.5%
Other businesses	190	172	18	10.5%	21	12.2%
Total wholesale	182,731	190,543	(7,812)	(4.1)%	(8,341)	(4.4)%
Retail:
Americas	32,829	35,749	(2,920)	(8.2)%	(2,958)	(8.3)%
Asia Pacific	21,532	22,519	(987)	(4.4)%	(1,164)	(5.2)%
Europe	7,419	7,555	(136)	(1.8)%	(411)	(5.4)%
Total retail	61,780	65,823	(4,043)	(6.1)%	(4,533)	(6.9)%
E-commerce:
Americas	13,869	14,226	(357)	(2.5)%	(392)	(2.8)%
Asia Pacific	5,877	4,829	1,048	21.7%	1,103	22.8%
Europe	3,650	3,719	(69)	(1.9)%	(32)	(0.9)%
Total e-commerce	23,396	22,774	622	2.7%	679	3.0%
Total revenues	$267,907	$279,140	$(11,233)	(4.0)%	$(12,195)	(4.4)%
_________________________________________________________________

(1) Reflects year over year change as if the current period results were in “constant currency”, which is a non-GAAP financial measure. “Constant currency” represents current period results that have been retranslated using exchange rates used in the prior comparative period.

Wholesale channel revenues. During the three months ended March 31, 2017, revenues from our wholesale channel decreased $7.8 million, or 4.1%, compared to the same period in 2016. The decrease in wholesale channel revenues was due to the net impact of: (i) an increase of $2.2 million, or 1.1%, in unit sales volumes, (ii) a decrease of $10.5 million, or 5.5%, due to lower average selling prices, and (iii) an increase of $0.5 million, or 0.3%, from foreign currency translation.

Retail channel revenues. During the three months ended March 31, 2017, revenues from our retail channel decreased $4.0 million, or 6.1%, compared to the same period in 2016. The decrease in retail channel revenues was due to the net impact of: (i) a decrease of $3.1 million, or 4.7%, in unit sales volumes, (ii) a decrease of $1.4 million, or 2.2%, due to lower average selling prices, and (iii) an increase of $0.5 million, or 0.8%, from foreign currency translation.

E-commerce channel revenues. During the three months ended March 31, 2017, revenues from our e-commerce channel increased $0.6 million, or 2.7%, compared to the same period in 2016. The increase in e-commerce revenues was due to the net impact of: (i) an increase of $2.4 million, or 10.5%, in unit sales volumes (primarily due to increased sales volumes in the Americas and Asia Pacific segments), (ii) a decrease of $1.7 million, or 7.5%, due to lower average selling prices, and (iii) a decrease of $0.1 million, or 0.3%, from foreign currency translation.

Future changes in average selling prices will be impacted by: (i) the mix of products sold, (ii) the sales channel under which the sales are made (as we generally realize higher sales prices from our retail and e-commerce channels as compared to our wholesale channel), and (iii) the level of sales discounts and incentives we offer our customers.

Comparison of the Three Months Ended March 31, 2017 and 2016 by Reportable Operating Segment

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended March 31,		Change		Constant Currency Change (1)
	2017	2016	$	%	$	%
	(in thousands)
Revenues:
Americas	$117,722	$124,130	$(6,408)	(5.2)%	$(7,629)	(6.1)%
Asia Pacific	98,344	104,502	(6,158)	(5.9)%	(6,281)	(6.0)%
Europe	51,651	50,336	1,315	2.6%	1,694	3.4%
Total segment revenues	267,717	278,968	(11,251)	(4.0)%	(12,216)	(4.4)%
Other businesses	190	172	18	10.5%	21	12.2%
Total revenues	$267,907	$279,140	$(11,233)	(4.0)%	$(12,195)	(4.4)%

Income from operations: (2)
Americas	$22,002	$16,576	$5,426	32.7%	$5,306	32.0%
Asia Pacific	26,726	25,851	875	3.4%	816	3.2%
Europe	12,274	6,523	5,751	88.2%	5,835	89.5%
Total segment operating income	61,002	48,950	12,052	24.6%	11,957	24.4%
Other businesses (3)	(5,617)	(6,074)	457	(7.5)%	423	(7.0)%
Unallocated corporate and other (4)	(39,803)	(28,633)	(11,170)	39.0%	(11,238)	39.2%
Total operating income	$15,582	$14,243	$1,339	9.4%	$1,142	8.0%
_________________________________________________________________

(1) Reflects year over year change as if the current period results were in “constant currency”, which is a non-GAAP financial measure. “Constant currency” represents current period results that have been retranslated using exchange rates used in the prior comparative period.

(2) Income from operations in the Americas increased primarily as a result of lower product costs. Income from operations in Asia increased as a result of both lower product costs and lower selling, general and administrative expenses. Income from operations in Europe increased as a result of higher product gross margin due to less discount channel sales, and lower selling, general and administrative expenses.

(3) Other businesses consists primarily of our owned manufacturing facilities.

(4) Unallocated corporate and other includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments.

Americas Operating Segment

Revenues. During the three months ended March 31, 2017, revenues for our Americas segment decreased $6.4 million, or 5.2%, compared to the same period in 2016. The decrease in the Americas segment revenues was due to the net impact of: (i) a decrease of $5.4 million, or 4.3%, related to lower unit sales volumes, (ii) a decrease of $2.3 million, or 1.8%, related to a decrease in average selling prices, and (iii) an increase of $1.3 million, or 0.9%, due to foreign currency translation.

Cost of Sales. During the three months ended March 31, 2017, cost of sales for our Americas segment decreased $12.0 million, or 17.2%, compared to the same period in 2016. The decrease in the Americas segment cost of sales was due to the net impact of: (i) a decrease of $3.0 million, or 4.3%, due to lower unit sales volumes, (ii) a decrease of $9.8 million, or 14.1%, due to lower average costs per unit, and (iii) an increase of $0.8 million, or 1.2%, due to foreign currency translation.

Gross Profit. During the three months ended March 31, 2017, gross profit for the Americas segment increased $5.5 million, or 10.2%, and gross margin increased 710 basis points to 51.0%, compared to the same period in 2016. The increase in the Americas segment gross profit is due to the net impact of: (i) a decrease of $2.4 million, or 4.3%, due to lower unit sales volumes, (ii) an increase of $7.5 million, or 13.8%, due to a decline in average costs per unit which exceeded the decline in average selling prices and, (iii) an increase of $0.4 million, or 0.7%, due to foreign currency translation.

SG&A. During the three months ended March 31, 2017, SG&A for our Americas segment increased $0.1 million, or 0.3%, compared to the same period in 2016. The increase in SG&A was primarily due to the net impact of: (i) an increase of $0.7 million in salaries and wages, (ii) an increase of $0.4 million in marketing expense, and (iii) a decrease of $1.0 million in facilities, services and other expenses, none of which were individually significant.

Asia Pacific Operating Segment

Revenues. During the three months ended March 31, 2017, revenues for our Asia Pacific segment decreased $6.2 million, or 5.9%, compared to the same period in 2016. The decrease in the Asia Pacific segment revenues was due to the net impact of: (i) an increase of $13.3 million, or 12.7%, due to higher unit sales volumes, (ii) a decrease of $19.6 million, or 18.7%, in average selling prices, and (iii) an increase of $0.1 million, or 0.1%, from foreign currency translation.

Cost of Sales. During the three months ended March 31, 2017, cost of sales for our Asia Pacific segment decreased $2.3 million, or 4.9%, compared to the same period in 2016. The decrease in the Asia Pacific segment cost of sales was due to the net impact of: (i) an increase of $5.9 million, or 12.7%, due to higher unit sales volumes, (ii) a decrease of $8.3 million, or 17.7%, due to lower average costs per unit, and (iii) an increase $0.1 million, or 0.1%, from foreign currency translation.

Gross Profit. During the three months ended March 31, 2017, gross profit for the Asia Pacific segment decreased $3.9 million, or 6.7%, and gross margin decreased 47 basis points to 54.8% compared to the same period in 2016. The decrease in the Asia Pacific segment gross profit is due to the net impact of: (i) an increase $7.3 million, or 12.7%, due to higher unit sales volumes, (ii) a decrease of $11.3 million, or 19.5%, due to a decline in average selling prices that exceeded the decline in average costs per unit, and (iii) a $0.1 million, or 0.0%, increase from foreign currency translation.

SG&A. During the three months ended March 31, 2017, SG&A for our Asia Pacific segment decreased $4.8 million, or 14.9%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of: (i) a decrease of $1.1 million due to bad debt recoveries, (ii) a decrease of $1.3 million in salaries and wages, (iii) a decrease of $1.4 million in facilities costs, and (iv) a decrease of $1.0 million in marketing expense, services and other costs, none of which were individually significant.

Europe Operating Segment

Revenues. During the three months ended March 31, 2017, revenues for our Europe segment increased $1.3 million, or 2.6%, compared to the same period in 2016. The increase in the Europe segment revenues was due to the net impact of: (i) a decrease of $3.1 million, or 6.2%, due to lower unit sales volumes, (ii) an increase of $4.8 million, or 9.6%, due to a higher average selling prices, and (iii) a decrease of $0.4 million, or 0.8%, from foreign currency translation.

Cost of Sales. During the three months ended March 31, 2017, cost of sales for our Europe segment decreased $1.7 million, or 6.2%, compared to the same period in 2016. The decrease in the Europe segment cost of sales was due to the net impact of: (i) a decrease of $1.7 million, or 6.2%, due to lower sales volumes, (ii) an increase of $0.2 million or 0.7%, in higher average costs per unit, and (iii) a decrease of $0.2 million, or 0.7%, from foreign currency translation.

Gross Profit. During the three months ended March 31, 2017, gross profit for the Europe segment increased $3.0 million, or 13.4%, and gross margin increased 475 basis points to 49.7% compared to the same period in 2016. The increase in the Europe segment gross profit is due to the net impact of: (i) a decrease of $1.4 million, or 6.2%, due to lower unit sales volumes, (ii) a $4.6 million, or 20.5%, increase due to a higher average selling prices, and (iii) a $0.2 million, or 0.9%, decrease from foreign currency translation.

SG&A. During the three months ended March 31, 2017, SG&A for our Europe segment decreased $2.7 million, or 16.8%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of: (i) a $1.0 million decrease in marketing expense, (ii) a $0.5 million decrease in salaries and wages, (iii) a $0.6 million decrease in sales expense, (iv) a $0.3 million decrease in facilities expense, and (v) decreases in services and other costs of $0.3 million.

Unallocated Corporate and Other

SG&A. During the three months ended March 31, 2017, SG&A costs within Unallocated Corporate and Other increased by $11.2 million or 39.0%, compared to the same period in 2016. The increase was primarily due to: (i) an increase of $1.5 million in salaries and wages, including $0.8 million in severance costs, (ii) an increase of $5.0 million in marketing expenses primarily related to our advertising and promotional activities to support our spring and summer selling seasons, (iii) an increase of $1.3 million in strategic consulting service fees, and (iv) an increase of $3.4 million in other corporate costs, none of which were individually significant.

Store Locations and Comparable Store Sales

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment:

	December 31, 2016	Opened	Closed	March 31, 2017
Company-operated retail locations: (1)
Type:
Kiosk/store-in-store	98	—	8	90
Retail stores	228	3	12	219
Outlet stores	232	7	6	233
Total	558	10	26	542
Operating segment:
Americas	190	1	5	186
Asia Pacific (1)	270	9	19	260
Europe	98	—	2	96
Total	558	10	26	542
 _________________________________________________________________

(1) In April and May 2017, we entered into agreements to transfer certain company-operated stores located in the Middle East and China to distributors.

Comparable retail store sales and direct to consumer store sales by operating segment are as follows:

	Constant Currency (1)
	Three Months Ended March 31,
	2017	2016
Comparable store sales (retail only): (1)
Americas	(6.0)%	2.9%
Asia Pacific	(1.4)%	2.0%
Europe	(7.7)%	7.5%
Global	(4.8)%	3.1%

	Constant Currency (1)
	Three Months Ended March 31,
	2017	2016
Direct to consumer comparable store sales (includes retail and e-commerce): (2)
Americas	(5.0)%	12.2%
Asia Pacific	5.5%	5.8%
Europe	(5.2)%	9.7%
Global	(2.2)%	9.9%
_________________________________________________________________

(1) Reflects period over period change on a “constant currency” basis, which is a non-GAAP financial measure. “Constant currency” represents current period results that have been retranslated using exchange rates used in the prior comparative period.

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

Liquidity and Capital Resources

We anticipate our cash flows from operations and available borrowings under our revolving credit facility (as described below) will be sufficient to meet the ongoing liquidity needs of our business for the next twelve months. As of March 31, 2017, we had $88.9 million in cash and cash equivalents and up to $75.2 million in available borrowings under our revolving credit facility. At March 31, 2017, $83.5 million of our $88.9 million in cash and cash equivalents was held in international locations. See “Repatriation of Cash” below for more information. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Condensed Consolidated Statements of Cash Flows

Our condensed consolidated statements of cash flows are summarized as follows:

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Cash used in operating activities	$(49,890)	$(56,938)	$7,048
Cash used in investing activities	(6,248)	(7,690)	1,442
Cash provided by (used in) financing activities	(1,116)	4,000	(5,116)
Effect of exchange rate changes on cash	(1,427)	6,367	(7,794)
Net change in cash and cash equivalents	$(58,681)	$(54,261)	$(4,420)

Operating Activities. Cash used in operating activities decreased $7.0 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in cash used in operating activities resulted from a favorable change in net income as adjusted for non-cash items of $5.5 million, and a favorable change in our operating assets and liabilities of $1.6 million. Net income as adjusted for non-cash items increased primarily due to: (i) an increase of $6.5 million from net unrealized foreign currency forward contracts gains and losses, (ii) an increase of $0.9 million from higher net income, (iii) a decrease of $1.0 million in bad debts, and (iv) a decrease of $0.9 million in other non-cash items. The net increase from operating assets and liabilities was due to: (i) an increase of $2.8 million from accounts receivable, (ii) a decrease of $14.2 million from inventory largely driven by inventory management initiatives, (iii) an increase of $16.4 million in prepaids and other expenses driven primarily by our advertising and promotional expenditures and a customs duty settlement, and (iv) a decrease of $3.4 million from lower accounts payable and accrued expenses.

Investing Activities. The $1.4 million decrease in cash used in investing activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily due to the net impact of: (i) a $0.9 million decrease in long-term restricted cash, and (ii) a $0.5 million decrease in cash paid for intangible assets during the prior comparative three months ended March 31, 2016. Our capital expenditures in the three months ended March 31, 2017 did not change significantly compared to the same period in 2016.

Financing Activities. The $5.1 million decrease in cash provided by financing activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 resulted from lower borrowings and repayments during the three months ended March 31, 2017 compared to the same period in 2016. Our net borrowings decreased because we financed more of our short-term cash requirements from internal cash generated from operations.

Working Capital. Changes in cash from working capital during the three months ended March 31, 2017 were due primarily to the following: (i) higher accounts receivable of $66.9 million, primarily due to the higher seasonal sales volumes in the first quarter as compared to the fourth quarter of last year, (ii) higher inventories of $28.6 million in advance of our spring and summer selling seasons, (iii) lower prepaid expenses and other assets of $9.6 million due primarily to a customs duty settlement of $7.0 million and amortization of prepaid advertising, endorsement and other prepaids of $2.6 million, and (iv) higher accounts payable, accrued expenses and other of $13.8 million, primarily related to increased inventory levels in advance of our spring and summer selling seasons. Cash on hand decreased $58.7 million as of March 31, 2017 compared to December 31, 2016.

Bad debt expense related to our China operations was not significant during 2017 or 2016, due to the implementation of a more restrictive credit policy in 2015 and continued focus on the creditworthiness of our distribution partners.

Senior Revolving Credit Facility

In order to provide additional liquidity in the future and to help support our strategic goals, our Senior Revolving Credit Facility (the "Facility"), as amended, provides for borrowings of up to $80.0 million through February 2021. The Facility contains financial covenants that restrict certain actions by us, including limitations on: (i) stock repurchases to $50.0 million per year, subject to certain restrictions; and (ii) capital expenditures and commitments to $50.0 million per year. The Facility also requires us to meet certain financial covenant ratios that become effective when total borrowings, including letters of credit, exceed $20.0 million during certain periods or when the outstanding borrowings exceed the borrowing base. If the financial covenants are in effect, we must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of 2.00 to 1.00. The weighted average interest rate on borrowings as of March 31, 2017 was 3.54%. As of March 31, 2017, we were in compliance with all covenants.

As of March 31, 2017, we had borrowings of $3.5 million on the Facility and $1.3 million of outstanding letters of credit, resulting in $75.2 million of available credit for future financing needs.

Long-term Bank Borrowings

As of March 31, 2017 and December 31, 2016, we had $0.9 million and $2.3 million, respectively, of current debt outstanding under notes payable. As of March 31, 2017, the notes bear interest rates ranging from 1.99% to 2.63%.

Stock Repurchase Plan Authorizations

On December 26, 2013, the Board approved the repurchase of up to $350.0 million of our common stock. The number, price, structure, and timing of the repurchases will be at our sole discretion and may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

As of March 31, 2017, we had $118.7 million of remaining common stock repurchase authorizations under our 2013 stock repurchase plan. During each of the three months ended March 31, 2017 and 2016, we had no repurchases.

Capital Assets Expenditures

During the three months ended March 31, 2017, net capital assets acquired, inclusive of intangible assets, were $5.4 million compared to $5.9 million during the three months ended March 31, 2016. As of March 31, 2017, we have committed to additional purchases of capital assets of approximately $9.7 million. Capital spend during the three months ended March 31, 2017 related primarily to information technology investments, opening new retail stores and renovating existing stores.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested; however, our Board has approved a foreign cash repatriation strategy. As part of this strategy, we repatriated approximately $13.4 million of current earnings during the three months ended March 31, 2017 without a tax impact. Further cash repatriation will depend on future cash requirements in the U.S. As of March 31, 2017, we maintain approximately $178.0 million of foreign earnings for which tax has previously been provided that has not yet been repatriated.

Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries have monetary laws, which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of March 31, 2017, we held $83.5 million of our total $88.9 million cash balance in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $83.5 million, $1.1 million could potentially be restricted, as described above. If the remaining $82.4 million were immediately repatriated to the U.S., no additional tax expense would be incurred as $178.0 million has previously been provided for in prior periods.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our critical accounting policies or their application since December 31, 2016.

Recent Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements in the accompanying notes to the condensed consolidated financial statements for a description of recently adopted accounting pronouncements, and issued accounting pronouncements that we believe may have an impact on our consolidated financial statements when adopted.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We are exposed to the risk of gains and losses resulting from changes in exchange rates on monetary assets and liabilities within our international subsidiaries that are denominated in currencies other than the subsidiary’s functional currency. Likewise, our U.S. companies are also exposed to the risk of gains and losses and the resulting changes in exchange rates on monetary assets and liabilities that are denominated in a currency other than the U.S. Dollar.

We have experienced and will continue to experience changes in international currency rates, impacting both results of operations and the value of assets and liabilities denominated in foreign currencies. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of March 31, 2017, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $259.2 million. The net fair value of these contracts at March 31, 2017 was a liability $1.3 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 31, 2017, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $5.9 million.

Effects of Changes in Exchange Rates on Translated Results of International Subsidiaries

Changes in exchange rates have a direct effect on our reported U.S. Dollar consolidated financial statements because we translate the operating results and financial position of our international subsidiaries to U.S. Dollars using current period exchange rates. Specifically, we translate the statements of operations of our foreign subsidiaries into the U.S. Dollar reporting currency using average exchange rates each reporting period. As a result, comparisons of reported results between reporting periods may be impacted significantly due to differences in the exchange rates used to translate the operating results of our international subsidiaries.

For example, in our European operating segment, when the U.S. Dollar strengthens relative to the Euro, our reported U.S. Dollar results are lower than if there had been no change in the exchange rate, because more Euros are required to generate the same U.S. Dollar translated amount. Conversely, when the U.S. Dollar weakens relative to the Euro, the reported U.S. Dollar results of our Europe segment are higher compared to a period with a stronger U.S. Dollar relative to the Euro. Similarly, the reported U.S. Dollar results of our Asia Pacific operating segment, where the functional currencies are primarily the Japanese Yen, Chinese Yuan, Korean Won and the Singapore Dollar, are comparatively lower or higher when the U.S. Dollar strengthens or weakens, respectively, relative to these currencies.

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have increased our income before taxes during the three months ended March 31, 2017 by approximately $0.3 million. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S Dollar condensed consolidated statement of operations for the three months ended March 31, 2017 and 2016.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings
The Company was subjected to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. In October 2013, CBP issued their final audit report. In that report CBP projected that unpaid duties totaling approximately $12.4 million were due for the period under review and recommended collection of the duties due. On April 2017, CBP agreed to settle the matter and accepted our previously tendered payment of $7 million. This matter is now closed. The settlement has been reflected in our condensed consolidated financial statements as of March 31, 2017.

We were subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, we were notified about the issuance of assessments totaling approximately $4.6 million for the period January 2010 through May 2011. We have disputed these assessments and asserted defenses to the claims. On February 25, 2015, we received additional assessments totaling approximately $10.6 million related to the remainder of the audit period. We have also disputed these assessments and asserted defenses to these claims in administrative appeals, and are awaiting definitive resolution of those administrative appeals. In the event that the definitive resolution of these administrative appeals is adverse to us, we have recourse to further judicial processes, which would likely require the posting of a bond. It is anticipated that this matter will take up to two years to be fully resolved. It is not possible at this time to predict the outcome of this matter.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business and financial results.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 12, 2007).

3.3	Amended and Restated Bylaws of Crocs, Inc. (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-8, filed on March 9, 2006)

3.4
Certificate of Designations of Series A Convertible Preferred Stock of Crocs, Inc. (incorporated herein by reference to Exhibit 3.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on January 27, 2014).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006).

10.1
Consulting Agreement dated February 27, 2017, between Crocs, Inc. and Gregg Ribatt (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on March 3, 2017).

10.2
Supplement to Offer Letter dated February 23, 2017, between Crocs, Inc. and Andrew Rees (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on March 3, 2017).

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
_________________________________________________________________
†              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: May 10, 2017	By:	/s/ Carrie Teffner
		Name:	Carrie Teffner
		Title:	Principal Financial and Accounting
Officer