Form 10-Q
period 2017-06-30
Crocs, Inc.
filed 2017-08-09
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

As of July 31, 2017, Crocs, Inc. had 71,761,509 shares of its $0.001 par value common stock outstanding.

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

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our expectations regarding future trends, expectations and performance of our business;

•	our belief that we have sufficient liquidity to fund our business operations during the next twelve months;

•	our expectations about the impact of our strategic plans; and

•	our expectations regarding our level of capital expenditures in 2017.

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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2017

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$313,221	$323,828	$581,128	$602,968
Cost of sales	143,414	154,188	277,737	303,962
Gross profit	169,807	169,640	303,391	299,006
Selling, general and administrative expenses	140,361	149,035	258,363	264,158
Income from operations	29,446	20,605	45,028	34,848
Foreign currency gain (loss), net	162	(1,700)	438	(2,947)
Interest income	157	164	307	380
Interest expense	(188)	(234)	(372)	(477)
Other income (loss)	9	(189)	133	(107)
Income before income taxes	29,586	18,646	45,534	31,697
Income tax expense	7,627	3,109	12,564	6,014
Net income	21,959	15,537	32,970	25,683
Dividends on Series A convertible preferred stock	(3,000)	(3,000)	(6,000)	(6,000)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(873)	(802)	(1,729)	(1,587)
Net income attributable to common stockholders	$18,086	$11,735	$25,241	$18,096
Net income per common share:
Basic	$0.21	$0.13	$0.29	$0.21
Diluted	$0.20	$0.13	$0.29	$0.20

Weighted average common shares outstanding - basic	73,953	73,389	73,882	73,238
Weighted average common shares outstanding - diluted	74,572	74,243	74,625	74,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$21,959	$15,537	$32,970	$25,683
Other comprehensive income:
Foreign currency translation gain, net	2,951	1,871	7,465	6,671
Total comprehensive income	$24,910	$17,408	$40,435	$32,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per value)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$156,962	$147,565
Accounts receivable, net of allowances of $50,700 and $48,138, respectively	135,893	78,297
Inventories	155,749	147,029
Income tax receivable	5,830	2,995
Other receivables	14,219	14,642
Restricted cash - current	2,461	2,534
Prepaid expenses and other assets	25,052	32,413
Total current assets	496,166	425,475
Property and equipment, net of accumulated depreciation and amortization of $93,929, and $88,603, respectively	41,018	44,090
Intangible assets, net	68,411	72,700
Goodwill	1,615	1,480
Deferred tax assets, net	7,079	6,825
Restricted cash	2,856	2,547
Other assets	13,449	13,273
Total assets	$630,594	$566,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,980	$61,927
Accrued expenses and other liabilities	84,900	78,282
Income taxes payable	14,978	6,593
Current portion of borrowings and capital lease obligations	1,722	2,338
Total current liabilities	184,580	149,140
Long-term income tax payable	4,865	4,464
Long-term capital lease obligations	40	40
Other liabilities	13,766	13,462
Total liabilities	203,251	167,106
Commitments and contingencies
Series A convertible preferred stock, 1.0 million authorized, 0.2 million shares outstanding, liquidation preference $203 million	180,629	178,901
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 4.0 million shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 94.7 million and 93.9 million issued, 73.0 million and 73.6 million shares outstanding, respectively	95	94
Treasury stock, at cost, 21.7 million and 20.3 million shares, respectively	(294,252)	(284,237)
Additional paid-in capital	368,036	364,397
Retained earnings	220,966	195,725
Accumulated other comprehensive loss	(48,131)	(55,596)
Total stockholders’ equity	246,714	220,383
Total liabilities and stockholders’ equity	$630,594	$566,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$32,970	$25,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,815	17,031
Unrealized gains on foreign exchange, net	(1,744)	(4,884)
Share-based compensation	3,945	5,898
Other non-cash items	(2,872)	1,685
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(53,086)	(47,129)
Inventories	(4,743)	2,148
Prepaid expenses and other assets	12,567	(5,107)
Accounts payable, accrued expenses and other liabilities	35,528	24,493
Cash provided by operating activities	39,380	19,818
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(4,958)	(10,280)
Proceeds from disposal of property and equipment	1,506	2,428
Cash paid for intangible assets	(7,273)	(2,561)
Change in restricted cash	30	(845)
Cash used in investing activities	(10,695)	(11,258)
Cash flows from financing activities:
Proceeds from bank borrowings	5,500	29,582
Repayments of bank borrowings and capital lease obligations	(7,565)	(30,662)
Dividends—Series A preferred stock	(6,000)	(6,000)
Repurchases of common stock	(10,000)	—
Other	(240)	(363)
Cash used in financing activities	(18,305)	(7,443)
Effect of exchange rate changes on cash	(983)	2,204
Net change in cash and cash equivalents	9,397	3,321
Cash and cash equivalents—beginning of period	147,565	143,341
Cash and cash equivalents—end of period	$156,962	$146,662

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements ("Notes") included in our Annual Report. Our accounting policies did not change in the six months ended June 30, 2017, except for the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements.

Seasonality of Business

Due to the seasonal nature of our footwear, which is more heavily focused on styles suitable for warmer weather, the Company's business is typically affected by seasonal trends, with higher levels of wholesale sales in its first and second quarters and higher retail sales in its second and third quarters. In addition, our quarterly results of operations may fluctuate significantly as a result of other factors, including general economic conditions or consumer confidence. Accordingly, the Company's operating results and cash flows for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results and cash flows for any other quarter or for the full year.

Transactions with Affiliates

The Company receives services from three subsidiaries of Blackstone Capital Partners VI L.P. (“Blackstone”). Blackstone and certain of its permitted transferees currently beneficially own all the outstanding shares of the Company’s Series A Convertible Preferred Stock, which is convertible into approximately 15.9% of the Company’s common stock as of June 30, 2017. Two Blackstone representatives also serve on the Company’s board of directors (the “Board”).

Certain Blackstone subsidiaries provide various services, including inventory count, cybersecurity and consulting, and workforce management services. The Company paid $0.4 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively, for these services. Expenses related to these services are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of operations.

Research, Design and Development Expenses

Research, design and development expenses were $2.2 million and $2.9 million for the three months ended June 30, 2017 and 2016, respectively, and $5.1 million and $5.6 million for the six months ended June 30, 2017 and 2016, respectively, and are reported in 'Selling, general and administrative expenses' in the condensed consolidated statements of operations.

Marketing, Advertising and Promotional Expenses

Production of advertising and promotion costs are expensed when the advertising is first run. Advertising communication costs are expensed in the periods that the communications occur. Certain of the Company’s promotional expenses result from payments under endorsement contracts. Payments under endorsement contracts are expensed on a straight-line basis over the related annual contract terms.

Total marketing expenses inclusive of advertising, production, promotional and agency expenses reported in 'Selling, general and administrative expenses' were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Advertising, production, promotional and agency expenses	$27,656	$29,342	$39,668	$37,598

Prepaid advertising and promotional endorsement costs of $4.1 million and $4.5 million were included in ‘Prepaids and other current assets’ in the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense related to property and equipment, and amortization expense related to definite-lived intangible assets, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Property and equipment:
Selling, general and administrative expenses	$3,151	$3,509	$6,342	$6,808
Cost of sales	570	420	1,123	806
Total depreciation and amortization expense	3,721	3,929	7,465	7,614
Intangibles:
Selling, general and administrative expenses	3,463	3,188	6,947	6,748
Cost of sales	1,185	1,334	2,403	2,669
Total amortization expense	4,648	4,522	9,350	9,417
Total depreciation and amortization expense	$8,369	$8,451	$16,815	$17,031

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

New Accounting Pronouncements Not Yet Adopted

Stock Compensation Scope of Modification Accounting

In May 2017, the FASB issued authoritative guidance intended to clarify those changes to terms and conditions of stock-based compensation awards that are required to be accounted for as modifications of existing stock-based awards. This guidance is to be applied prospectively and becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted during any interim period. The Company does not expect this standard will have a material impact on the Company’s consolidated financial statements.

Clarifying the Definition of a Business

In January 2017, the FASB issued authoritative guidance intended to clarify the definition of a business, for purposes of determining whether a business has been acquired or sold, and consequently whether transactions should be accounted for as acquisitions or disposals of a business, or as acquisitions or disposals of assets. This guidance is to be applied prospectively and becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect this standard will have a material impact on the Company’s consolidated financial statements.

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

Prepaid Stored-Value Products

In March 2016, the FASB issued guidance related to the recognition of breakage for certain prepaid stored-value products. This update aligns recognition of the financial liabilities related to prepaid stored-value products (for example, prepaid gift cards), with Topic 606, Revenue from Contracts with Customers, for non-financial liabilities. In general, certain of these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. This standard is effective for annual periods (including interim periods) beginning after December 15, 2017, with early adoption permitted. The Company has elected the modified retrospective method of adoption. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

Revenue Recognition

In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis. The new standard and related amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Upon adoption of the new standard, the use of either a full retrospective or modified retrospective transition method is permitted.

In December 2016, the Company established an implementation team and engaged external advisers to develop a multi-phase plan to assess the Company’s business and contracts, as well as any changes to accounting policies, processes or systems necessary to adopt the requirements of the new standard. The Company has completed an initial review of its revenue contracts and terms and is assessing how adoption of the new standard will affect its consolidated financial statements and disclosures. The Company has elected the modified retrospective method of adoption. The Company is continuing its evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems. The Company will provide additional information regarding expected effects on its consolidated financial statements and disclosures in subsequent quarterly and annual reports.

Other Pronouncements

Other new pronouncements issued but not effective until after June 30, 2017 are not expected to have a material impact on the Company’s consolidated financial statements.

3. INVENTORIES

The following table summarizes inventories by major classification:

	June 30, 2017	December 31, 2016
	(in thousands)
Finished goods	$151,639	$142,333
Raw materials	3,290	4,042
Work-in-progress	820	654
Total inventories	$155,749	$147,029

4. INTANGIBLE ASSETS, NET
Intangible Assets, Net
Other intangible assets consist of the following:

		June 30, 2017			December 31, 2016
	Useful Life	Gross	Accum. Amortiz.	Net	Gross	Accum. Amortiz.	Net
	(Years)	(in thousands)
Intangible assets subject to amortization:
Capitalized software	2 - 7	$144,461	$(83,892)	$60,569	$142,358	$(74,530)	$67,828
Patents, copyrights, and trademarks	6 - 25	6,493	(5,626)	867	6,438	(5,471)	967
Other		2,235	(2,235)	—	2,855	(2,855)	—
Intangible assets not subject to amortization:
In progress (1)		6,663	—	6,663	3,616	—	3,616
Trademarks and other		312	—	312	289	—	289
Total		$160,164	$(91,753)	$68,411	$155,556	$(82,856)	$72,700
_________________________________________________________________

(1) Primarily capitalized software project costs under development.

Estimated future annual amortization expense of intangible assets is:

June 30, 2017
(in thousands)
2017 (remainder of year)	$8,829
2018	16,175
2019	13,809
2020	11,094
2021	10,701
Thereafter	828
Total	$61,436

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes accrued expenses and other current liabilities:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued compensation and benefits	$29,716	$20,898
Fulfillment, freight and duties (1)	12,661	14,572
Professional Services	8,840	10,900
Sales/use and value added tax payable	6,430	4,978
Accrued rent and occupancy	7,721	7,335
Royalties payable and deferred revenue	7,250	7,475
Other (2)	12,282	12,124
Total accrued expenses and other current liabilities	$84,900	$78,282
_________________________________________________________________

(1) Includes customs duty legal accrual liability at December 31, 2016, which was settled in April 2017.
(2) Includes current liabilities related to Series A preferred stock dividends at June 30, 2017 and December 31, 2016. Other accrued liabilities at December 31, 2016 also includes net derivative liabilities.

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

The financial assets and liabilities that are measured and recorded at fair value on a recurring basis consist of the Company's derivative instruments. The Company's derivative instruments are foreign currency forward exchange contracts. The Company manages credit risk of its derivative instruments on the basis of its net exposure with its counterparty and has elected to measure the fair value in the same manner. All of the Company's derivative instruments are classified as Level 2 and are reported in the condensed consolidated balance sheets within ‘Prepaid expenses and other assets’ at June 30, 2017, and 'Accrued expenses and other liabilities' at December 31, 2016. There were no transfers between Level 1 or Level 2, nor were there any outstanding derivative instruments classified as Level 3 as of June 30, 2017 or December 31, 2016. The fair value of the Company's derivative instruments was an asset of $2.8 million and a liability of $0.2 million at June 30, 2017, and December 31, 2016, respectively. See Note 7 — Derivative Financial Instruments for more information.

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and current accrued liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.
The Company's borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company's outstanding notes payable approximate their carrying values at June 30, 2017 and December 31, 2016 based on interest rates currently available to the Company for similar borrowings.

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings and capital lease obligations	$1,762	$1,762	$2,378	$2,378
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
Impairment is reported in 'Selling, general and administrative expenses' in the Company's condensed consolidated statements of operations. The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management's plans. The Company did not record any impairments during the six months ended June 30, 2017. During the three and six months ended June 30, 2016, the Company recorded non-cash impairment to reduce the carrying values of certain retail store assets to their estimated fair value, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Retail store asset impairment	$—	$572	$—	$765

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

Counterparty default risk is considered low because the forward contracts that the Company enters into are over-the-counter instruments transacted with highly-rated financial institutions. The Company was not required to and did not post collateral as of June 30, 2017 or December 31, 2016.

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
Results of Derivative Activities
The fair values of derivative assets and liabilities, net, which are reported within either ‘Prepaid expenses and other assets’ or 'Accrued expenses and other liabilities' in the condensed consolidated balance sheets were:

	June 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign exchange contracts
Level 1	$—	$—	$—	$—
Level 2	4,350	(1,597)	6,541	(6,698)
Level 3	—	—	—	—
	4,350	(1,597)	6,541	(6,698)
Netting of counterparty contracts	(1,597)	1,597	(6,541)	6,541
Foreign currency forward contract derivatives	$2,753	$—	$—	$(157)

The notional amounts of outstanding foreign currency forward exchange contracts shown below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	June 30, 2017		December 31, 2016
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Japanese Yen	$64,840	$1,722	$87,171	$4,180
Euro	53,732	611	94,763	(2,611)
Singapore Dollar	33,618	427	71,228	(1,441)
South Korean Won	16,243	38	14,332	(660)
British Pound Sterling	8,833	(4)	8,278	407
Other currencies	62,418	(41)	52,449	(32)
Total	$239,684	$2,753	$328,221	$(157)

Latest maturity date	July 2017		January 2017
Amounts reported in 'Foreign currency gain (loss), net' in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts, and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Foreign currency transaction gain (loss)	$(1,417)	$6,503	$1,794	$8,765
Foreign currency forward exchange contracts gain (loss)	1,579	(8,203)	(1,356)	(11,712)
Foreign currency transaction gain (loss), net	$162	$(1,700)	$438	$(2,947)

8. REVOLVING CREDIT FACILITY AND BANK BORROWINGS

The Company’s borrowings consist of:

	June 30, 2017	December 31, 2016
	(in thousands)
Notes payable	$1,712	$2,329
Capital lease obligations	50	49
Total borrowings and capital lease obligations	1,762	2,378
Less: Current portion of borrowings and capital lease obligations	1,722	2,338
Total long-term capital lease obligations	$40	$40

Senior Revolving Credit Facility

The Company's Senior Revolving Credit Facility (the "Facility"), as amended, provides for borrowings of up to $80 million through February 2021. The Facility contains certain covenants that restrict certain actions by the Company under the Facility, including limitations on: (i) stock repurchases to $50 million per year, subject to certain restrictions; and (ii) capital expenditures and commitments to $50 million per year. The Facility also requires the Company to meet certain financial covenant ratios that become effective when total borrowings under the Facility, including letters of credit, exceed $20 million during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of 2.00 to 1.00. The weighted average interest rate on borrowings as of June 30, 2017 was 2.49%. As of June 30, 2017, the Company was in compliance with all financial covenants.

As of June 30, 2017, the Company had outstanding letters of credit of $1.3 million, which reduce the amounts available for borrowing under the terms of the Facility. As of June 30, 2017 and December 31, 2016, the Company had $78.7 million of available borrowing capacity under the Facility.
Asia Revolving Credit Facility
The Company’s revolving credit facility agreement (the "Asia Facility") with HSBC Bank (China) Company Limited, Shanghai Branch ("HSBC"), provides the Company uncommitted dual currency revolving loan facilities of up to 40.0 million Chinese Renminbi ("RMB"), or $5.9 million, with a combined facility limit of RMB 60.0 million, or $8.8 million. As of June 30, 2017 and December 31, 2016, borrowings under the Asia Facility remained suspended at the discretion of HSBC. The Asia Facility will mature in February 2021.
Notes Payable
Notes payable to finance the Company’s enterprise software system costs and certain insurance premiums incur interest at fixed rates ranging from 1.95% to 2.83%.
The maturities of the Company's debt and capital lease obligations were:

June 30, 2017
(in thousands)
2017 (remainder of year)	$1,722
2018	13
2019	13
2020	11
2021	3
Total principal debt maturities and capital lease obligations	1,762
Less: current portion	1,722
Non-current portion	$40

9. EQUITY

Common Stock

The Company has one class of common stock with a par value of $0.001 per share. There are 250 million shares of common stock authorized for issuance. Holders of common stock are entitled to one vote per share on all matters presented to the stockholders.
Common Stock Repurchase Program
For the six months ended June 30, 2017, the Company repurchased 1.4 million shares of its common stock for $10.0 million, including commissions during the month of June 2017. During the six months ended June 30, 2016, the Company did not repurchase any of its common stock. As of June 30, 2017, the Company had authorization to repurchase approximately $108.7 million of its common stock.

Preferred Stock

The Company has authorized and available for issuance 4.0 million shares of preferred stock. None of these preferred shares are issued or outstanding.

Series A Convertible Preferred Stock

The Company is authorized to issue up to 1.0 million shares of Series A Preferred Stock, par value $0.001 per share, of which 0.2 million shares were issued to Blackstone and certain of its permitted transferees in January 2014. The Series A Preferred Stock has a stated value of $1,000 per share.
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
The Series A Preferred Stock ranks senior to the Company's common stock with respect to rights to preferred dividends, liquidation, winding-up, and dissolution. Holders of Series A preferred stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum. If the Company fails to make timely dividend payments, the dividend rate will increase to 8% per annum until such time as all accrued but unpaid dividends have been paid in full. As of June 30, 2017 and December 31, 2016, the Company had accrued preferred dividends of $3.0 million, which are reported in ‘Accrued expenses and other liabilities' in the condensed consolidated balance sheets. These accrued dividends were paid in cash in July 2017 and January 2017, respectively.
Conversion Rights of the Company and Blackstone
The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $14.50 per share, subject to adjustment for customary anti-dilution provisions. Beginning January 27, 2017, provided the closing price of the Company's common stock has been equal to or greater than $29.00 for 20 consecutive trading days, the Company may elect to convert all or a portion of the Series A Preferred Stock into an equivalent number of shares of common stock. At June 30, 2017, had the holders converted or the Company been entitled to exercise its conversion right, the Series A Preferred Stock would have been convertible into 13,793,100 shares of common stock.
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

10. SHARE-BASED COMPENSATION
The Company’s share-based compensation awards are issued under the 2015 Equity Incentive Plan (“2015 Plan”) and two predecessor plans, the 2005 Equity Incentive Plan and the 2007 Equity Incentive Plan (the “2007 Plan”). Any awards that expire or are forfeited under the 2007 Plan become available for issuance under the 2015 Plan. Shares of common stock reserved and authorized for issuance at June 30, 2017 under all plans were 8,033,135 shares, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.
Refer to Notes 1 and 11 of the Company’s Annual Report for a detailed description of the Company’s share-based compensation awards, including information related to grant date fair value, vesting terms, performance and other conditions.
Share-Based Compensation Expense
Pre-tax share-based compensation expense reported in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of sales	$111	$123	$200	$251
Selling general and administrative expenses	1,225	2,949	3,745	5,647
Total share-based compensation expense	$1,336	$3,072	$3,945	$5,898

Stock Option Activity
Stock option activity during the six months ended June 30, 2017 was:

Number of Options
Outstanding December 31, 2016	518,252
Granted	200,000
Exercised	—
Forfeited or expired	(113,450)
Outstanding June 30, 2017	604,802
As of June 30, 2017, the Company had $0.6 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 2.73 years. The weighted average exercise price of vested options was $16.47 per share.
The grant date fair value of options granted during the three months ended June 30, 2017 was estimated using a Black-Scholes option pricing model and the following assumptions:

Three Months Ended June 30,
2017
Risk free rate	1.76%
Dividend yield	—%
Volatility	40.7%
Expected term (years)	4

Restricted Stock Awards and Restricted Stock Units Activity

The Company grants time-based and performance-based Restricted Stock Units (“RSUs”), and time-based Restricted Stock Awards (“RSAs”). RSA and RSU activity during the six months ended June 30, 2017 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	11,430	$10.28	3,855,368	$10.31
Granted	35,114	6.84	2,399,876	6.80
Vested	(11,430)	10.28	(652,076)	10.69
Forfeited	—	—	(1,663,792)	9.64
Unvested at June 30, 2017	35,114	$6.84	3,939,376	$8.39

RSAs vested during the six months ended June 30, 2017 consisted entirely of time-based awards. As of June 30, 2017, unrecognized share-based compensation expense for RSAs was $0.2 million, which is expected to amortize over a remaining weighted average period of 0.93 years.
RSUs vested during the six months ended June 30, 2017 consisted of 583,759 time-based awards and 68,317 performance-based awards. As of June 30, 2017, unrecognized share-based compensation expense for time-based and performance-based awards was $13.7 million and $5.2 million, respectively, and is expected to amortize over a remaining weighted average period of 2.19 years.

11. INCOME TAXES

Income tax expense and effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except effective tax rate)
Income before income taxes	$29,586	$18,646	$45,534	$31,697
Income tax expense	7,627	3,109	12,564	6,014
Effective tax rate	25.8%	16.7%	27.6%	19.0%

During the three and six months ended June 30, 2017, the increase in effective tax rate, compared to the same periods in 2016, is primarily due to operating losses in certain jurisdictions where the Company is unable to record tax benefits because it has determined that it is not more likely than not that such tax benefits will be realized, as well as an increase in profitability in certain jurisdictions for which tax expense is recorded. The Company’s effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions as well as book losses in certain jurisdictions for which tax benefits cannot be recognized. There were no significant or unusual discrete tax items during the three and six months ended June 30, 2017. The Company had unrecognized tax benefits of $5.1 million and $4.8 million at June 30, 2017 and December 31, 2016, respectively, and the Company does not expect any significant changes in tax benefits in the next twelve months.

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Numerator:
Net income attributable to common stockholders	$18,086	$11,735	$25,241	$18,096
Less: adjustment for income allocated to participating securities	(2,843)	(1,857)	(3,971)	(2,868)
Net income attributable to common stockholders - basic and diluted	$15,243	$9,878	$21,270	$15,228
Denominator:
Weighted average common shares outstanding - basic	73,953	73,389	73,882	73,238
Plus: dilutive effect of stock options and unvested restricted stock units	619	854	743	1,151
Weighted average common shares outstanding - diluted	74,572	74,243	74,625	74,389

Net income per common share:
Basic	$0.21	$0.13	$0.29	$0.21
Diluted	$0.20	$0.13	$0.29	$0.20

Diluted EPS is calculated using the two-class method. For the three months ended June 30, 2017 and 2016, 2.2 million and 0.6 million options and restricted stock units, respectively, were excluded from the calculation of diluted EPS under the two-class method because the effect was anti-dilutive. For the six months ended June 30, 2017 and 2016, 0.8 million and 1.0 million stock options and RSUs, respectively, and all potentially convertible Series A Preferred Stock shares were excluded from the calculation of diluted EPS under the two-class method because the effect would be anti-dilutive. If converted, Series A Preferred Stock would represent approximately 15.9% of the Company's common stock outstanding, or 13.8 million additional common shares as of June 30, 2017.

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
Future minimum lease payments under operating leases were as follows:

June 30, 2017
(in thousands)
2017 (remainder of year)	$38,784
2018	66,144
2019	39,172
2020	27,723
2021	22,453
Thereafter	68,175
Total minimum lease payments	$262,451

Minimum sublease rental income of $0.1 million under non-cancelable subleases and contingent rentals, which may be paid under certain retail leases on a basis of percentage of sales in excess of stipulated amounts, are excluded from the commitment schedule.

Rent expense under operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Minimum rentals (1)	$20,403	$22,588	$41,188	$44,983
Contingent rentals	5,562	5,430	7,822	7,560
Less: Sublease rental income	(52)	(71)	(89)	(73)
Total rent expense	$25,913	$27,947	$48,921	$52,470
_________________________________________________________________

(1) Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking, and storage fees, which were approximately $2.8 million and $2.7 million during the three months ended June 30, 2017 and 2016, respectively, and $5.7 million and $5.2 million during the six months ended June 30, 2017 and 2016, respectively.

Purchase Commitments
Under the terms of an annual supply agreement, the Company guarantees payment for certain third-party manufacturer purchases of raw materials used in the manufacture of its products, up to a maximum of €3.5 million (approximately $4.0 million as of June 30, 2017).
As of June 30, 2017, the Company had purchase commitments with other third-party manufacturers, primarily for materials and supplies used in the manufacture of the Company’s products, for an aggregate of $81.6 million, and had renewed its agreement with a service provider for information technology services for three years at $5.0 million per year.
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

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has three reportable operating segments based on the geographic nature of its operations: the Americas, Asia Pacific, and Europe. In addition, the 'Other businesses' category aggregates insignificant operating segments that do not meet the reportable segment threshold, including manufacturing operations located in Mexico and Italy, and corporate operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues: (1)
Americas	$136,154	$135,097	$253,877	$259,227
Asia Pacific	124,644	130,846	222,989	235,347
Europe	52,320	57,660	103,971	107,997
Total segment revenues	313,118	323,603	580,837	602,571
Other businesses	103	225	291	397
Total consolidated revenues	$313,221	$323,828	$581,128	$602,968
Operating income: (1)
Americas	$25,205	$18,015	$47,207	$34,592
Asia Pacific	33,305	34,533	60,030	60,383
Europe	10,031	8,437	22,305	14,960
Total segment income from operations	68,541	60,985	129,542	109,935
Reconciliation of total segment income from operations to income before income taxes:
Other businesses	(5,035)	(6,038)	(10,650)	(12,111)
Unallocated corporate and other	(34,060)	(34,342)	(73,864)	(62,976)
Income from operations	29,446	20,605	45,028	34,848
Foreign currency gain (loss), net	162	(1,700)	438	(2,947)
Interest income	157	164	307	380
Interest expense	(188)	(234)	(372)	(477)
Other income	9	(189)	133	(107)
Income before income taxes	$29,586	$18,646	$45,534	$31,697
Depreciation and amortization:
Americas	$1,347	$1,504	$2,692	$2,982
Asia Pacific	920	992	1,847	2,070
Europe	379	718	764	1,497
Total segment depreciation and amortization	2,646	3,214	5,303	6,549
Other businesses	1,741	1,736	3,488	3,446
Unallocated corporate and other	3,982	3,501	8,024	7,036
Total consolidated depreciation and amortization	$8,369	$8,451	$16,815	$17,031
_________________________________________________________________

(1) Revenues and operating results reflect targeted reductions of company-operated stores and discount channel sales, a focus on higher margin core molded products, and continued focus on driving selling, general and administrative expenses lower.

15. LEGAL PROCEEDINGS

The Company was subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, the Company was notified about the issuance of assessments totaling approximately $4.4 million, plus interest and penalties, for the period January 2010 through May 2011. The Company has disputed these assessments and asserted defenses to the claims. On February 25, 2015, the Company received additional assessments totaling approximately $10.1 million, plus interest and penalties, related to the remainder of the audit period. The Company has also disputed these assessments and asserted defenses to these claims in administrative appeals, and is awaiting definitive resolution of those administrative appeals. In the event that the definitive resolution of these administrative appeals is adverse to the Company, the Company has recourse to further judicial processes, which would likely require the posting of a bond. It is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

The Company was subjected to an audit by U.S. Customs & Border Protection ("CBP") in respect of the period from 2006 to2010. In October 2013, CBP issued their final audit report. In that report CBP projected that unpaid duties totaling approximately $12.4 million were due for the period under review and recommended collection of the duties due. On April 20, 2017, CBP agreed to settle the matter and accepted the Company’s previously tendered payment of $7 million. This matter is now closed. The settlement was reported in the Company’s condensed financial statements as of March 31, 2017.
For all other claims and other disputes, the Company has accrued estimated losses of $0.2 million within ‘Accrued expenses and other liabilities’ in its condensed consolidated balance sheet as of June 30, 2017. Where the Company is able to estimate possible losses or a range of possible losses, the Company estimates that as of June 30, 2017, it is reasonably possible that losses associated with these claims and other disputes could potentially exceed amounts accrued by the Company by up to $0.1 million.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and its consolidated subsidiaries (collectively, the “Company,” “Crocs,” “we,” “our,” or “us”) are engaged in the design, development, manufacturing, worldwide marketing, distribution and sale of casual lifestyle footwear and accessories for men, women, and children. The broad appeal of our footwear has allowed us to market our products through a wide range of distribution channels, our own Crocs single-branded stores including both full-price and outlet stores, our own e-commerce sites, traditional multi-branded stores including family footwear stores, sporting goods stores and a variety of specialty and independent retail channels, and third-party e-commerce sites. In select markets we also sell to distributors that are typically granted the rights to distribute our products in a given geographical area.

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends to impact our operating results:

•	Continued softening in select global regional economies and a cautious retail environment may negatively affect customer purchasing trends.

•	Foreign exchange rate volatility may continue to impact our reported U.S. dollar results from our foreign operations for the foreseeable future.

•
Consumer spending preferences continue to shift toward e-commerce and away from brick and mortar stores. This has resulted in continued sales growth in our e-commerce channel, as well as on various e-tail sites operated by wholesalers, and contributed to declining foot traffic in our retail locations.

•
We anticipate lower retail revenues and selling, general and administrative expenses (“SG&A”) as we close less productive stores as leases expire and transfer select company-operated stores to distributors. Distributor revenues are reported within our wholesale channel.

•	We anticipate that our annual gross margin for 2017 will trend to approximately 50%, as our seasonal sale volumes are lower in our third and fourth quarters.

•
We have identified reductions in SG&A in the amount of $75 to $85 million. These actions are projected to generate an annual $30 to $35 million improvement in earnings before interest and taxes by 2019. We expect to achieve approximately $30 million of these SG&A reductions in 2017. We expect to incur charges of approximately $10 to $15 million over the next two years to achieve these SG&A reductions, with approximately $7 to $10 million of that being incurred in 2017. We anticipate closing or transferring approximately 90 and 70 company-operated retail stores in 2017 and 2018, respectively, thereby reducing our total store count to approximately 400 from 558 at the end of 2016. The majority of company-operated store closures will occur as store leases expire.

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

Management uses constant currency to assist in comparing business trends from period to period on a consistent basis in communications with the Board of Directors (the “Board”), stockholders, analysts, and investors concerning our financial performance. We believe constant currency is useful to investors and other users of our consolidated financial statements as an additional tool to evaluate operating performance. We believe it also provides a useful baseline for analyzing trends in our operations. Investors should not consider constant currency in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.

Financial Highlights

The following are significant developments in our businesses during the three months ended June 30, 2017:

•	Revenues for the three months ended June 30, 2017 were $313.2 million, a decrease of $10.6 million, or 3.3%, compared to the same period in 2016.

•	Cost of sales for the three months ended June 30, 2017 was $143.4 million, a decrease of $10.8 million, or 7.0%, compared to the same period in 2016.

•	Gross profit for the three months ended June 30, 2017 was $169.8 million, an increase of $0.2 million, or 0.1%. Gross margin increased 180 basis points to 54.2%, compared to the same period in 2016.

•
Selling, general and administrative expenses decreased $8.7 million, or 5.8%, including $1.8 million in strategic consulting and reorganization costs, for the three months ended June 30, 2017 compared to the same period in 2016.

•
Net income attributable to common stockholders increased $6.3 million to $18.1 million compared to $11.7 million for the same period in 2016. Basic and diluted net earnings per common share (“EPS”) were $0.21 and $0.20 respectively, for the three months ended June 30, 2017, compared to basic and diluted EPS of $0.13 for the three months ended June 30, 2016.

Future Outlook

We intend to continue our strategic plans for long-term improvement and growth of the business, which comprise these key initiatives:

(1)    focusing on driving clogs and sandals growth (sandals includes flips, and slides),

(2)    enhancing brand relevance and esteem through our “Come as You Are” campaign, using effective digital marketing,

(3)    focusing on driving consistent growth in e-commerce and wholesale, and optimizing distributor and outlet productivity and performance,

(4)    focusing time and investment on driving growth in core markets in Asia and the Americas,

(5)    driving improved profitability through greater cost and working capital efficiency, and

(6)    elevating internal communication and employee engagement.

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

We are refining our business model around the world, prioritizing direct investment in larger-scale geographies to focus our resources on the demographics with the largest growth prospects, moving away from direct investment in the retail and wholesale businesses in smaller markets, and transferring significant commercial responsibilities to distributors and third-party agents. Further, we intend to expand our engagement with leading wholesale accounts in select markets to drive sales growth, optimize product placement and enhance brand reputation.

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016

Results of Operations

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except per share, margin, unit sales and average selling price data)
Revenues	$313,221	$323,828	$(10,607)	(3.3)%
Cost of sales	143,414	154,188	(10,774)	(7.0)%
Gross profit	169,807	169,640	167	0.1%
Selling, general and administrative expenses	140,361	149,035	(8,674)	(5.8)%
Income from operations	29,446	20,605	8,841	42.9%
Foreign currency gain (loss), net	162	(1,700)	1,862	109.5%
Interest income	157	164	(7)	(4.3)%
Interest expense	(188)	(234)	46	(19.7)%
Other income, net	9	(189)	198	(104.8)%
Income before income taxes	29,586	18,646	10,940	58.7%
Income tax expense	7,627	3,109	4,518	145.3%
Net income	21,959	15,537	6,422	41.3%
Dividends on Series A convertible preferred stock	(3,000)	(3,000)	—	—%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(873)	(802)	(71)	8.9%
Net income attributable to common stockholders	$18,086	$11,735	$6,351	54.1%

Net income per common share:
Basic	$0.21	$0.13	$0.08	61.5%
Diluted	$0.20	$0.13	$0.07	53.8%

Gross margin	54.2%	52.4%	180	3.5%
Operating margin	9.4%	6.4%	300	46.9%
Footwear unit sales	17,422	17,734	(312)	(1.8)%
Average footwear selling price	$17.66	$18.05	$(0.39)	(2.2)%

Revenues. Revenues decreased $10.6 million, or 3.3%, in the three months ended June 30, 2017, compared to the same period in 2016. The revenue decrease was primarily due to the sale of our Taiwan business in December 2016, targeted reductions in the number of our company-operated retail stores, and additional actions taken to optimize our wholesale, retail and e-commerce channels. Approximately $5.7 million, or 1.8%, of the decrease was due to lower sales volumes, $2.9 million, or 0.9%, was due to lower average selling prices as our product, store and channel mix continued to change, and the remaining decrease of $2.0 million, or 0.6%, resulted from foreign currency translation.

Cost of sales. During the three months ended June 30, 2017, cost of sales decreased $10.8 million, or 7.0%, compared to the same period in 2016. Lower average costs per unit were primarily the result of product mix, including sandals and clog silhouettes which cost less to produce, and continued supply chain cost reductions, including relocation of third-party manufacturing production within the Asia Pacific region. Approximately $2.7 million, or 1.8%, of the decrease was due to lower unit sales volumes, $7.5 million, or 4.8%, was related to lower average costs per unit, and $0.6 million, or 0.4%, from foreign currency translation.

Gross profit. During the three months ended June 30, 2017, gross profit increased $0.2 million, or 0.1%, and gross margin increased 180 basis points to 54.2%, compared to the same period in 2016. The increase in gross profit was primarily due to our continued focus on sales of higher margin core molded products, and reduced sales through discount channels. Approximately $4.5 million, or 2.7%, of the increase was due to the combined impact of decreases in average costs per unit which exceeded decreases in average selling prices, partially offset by decreases of $3.0 million, or 1.8%, resulting from lower sales unit volumes, and $1.3 million, or 0.8%, from foreign currency translation.

Selling, general and administrative expenses. SG&A decreased $8.7 million, or 5.8%, during the three months ended June 30, 2017, compared to the same period in 2016. The decrease was primarily due to the combined impacts of a timing related deferral of $1.7 million in marketing expense related to our advertising and promotional activities, a decrease in facilities expenses of $2.6 million, reflecting fewer company-operated retail stores and the sale of our Taiwan business, a decrease in net bad debts expense of $1.2 million due to recoveries of previously reserved accounts receivable in China, and decreases of $3.2 million related to our SG&A reduction efforts, none of which were individually significant.

Bad debt expense related to our China operations was not significant during 2017 or 2016, due to the implementation of a more restrictive credit policy in 2015 and our continued focus on the creditworthiness of our distribution partners.

Foreign currency gain (loss), net. Foreign currency gain (loss), net consists of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies, and realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended June 30, 2017, we recognized realized and unrealized net foreign currency gains of $0.2 million compared to net losses of $1.7 million during the three months ended June 30, 2016.

Income tax expense. During the three months ended June 30, 2017, income tax expense increased $4.5 million compared to the same period in 2016. The effective tax rate for the three months ended June 30, 2017 was 25.8% compared to an effective tax rate of 16.7% for the same period in 2016, a 9.1% increase. The increase in the effective rate was driven primarily by operating losses in certain jurisdictions where we are unable to record tax benefits because we have determined that it is not more likely than not that such tax benefits will be realized, as well as an increase in profitability in certain jurisdictions for which tax expense is recorded. Our effective tax rate of 25.8% for the three months ended June 30, 2017 differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions as well as book losses in certain jurisdictions for which tax benefits cannot be recognized.

Revenues By Channel

	Three Months Ended June 30,		Change		Constant Currency Change (1)
	2017	2016	$	%	$	%
	(in thousands)
Wholesale:
Americas	$57,307	$54,620	$2,687	4.9%	$2,516	4.6%
Asia Pacific	65,146	74,640	(9,494)	(12.7)%	(8,541)	(11.4)%
Europe	30,947	36,192	(5,245)	(14.5)%	(5,234)	(14.5)%
Other businesses	103	225	(122)	(54.2)%	(121)	(53.8)%
Total wholesale	153,503	165,677	(12,174)	(7.3)%	(11,380)	(6.9)%
Retail:
Americas	55,576	57,786	(2,210)	(3.8)%	(2,108)	(3.6)%
Asia Pacific	39,429	41,319	(1,890)	(4.6)%	(1,566)	(3.8)%
Europe	13,071	13,950	(879)	(6.3)%	(1,138)	(8.2)%
Total retail	108,076	113,055	(4,979)	(4.4)%	(4,812)	(4.3)%
E-commerce:
Americas	23,271	22,691	580	2.6%	659	2.9%
Asia Pacific	20,069	14,887	5,182	34.8%	6,008	40.4%
Europe	8,302	7,518	784	10.4%	902	12.0%
Total e-commerce	51,642	45,096	6,546	14.5%	7,569	16.8%
Total revenues	$313,221	$323,828	$(10,607)	(3.3)%	$(8,623)	(2.7)%

Wholesale channel revenues. During the three months ended June 30, 2017, revenues from our wholesale channel decreased $12.2 million, or 7.3%, compared to the same period in 2016. The decrease resulted from an intentional reduction of sales through discount channels and reduced sales to select, overstocked distributors in Asia, which we began in the third quarter of 2016 to improve the quality of our earnings. Approximately $8.2 million, or 4.9%, of the decrease resulted from lower sales volumes, $3.2 million, or 1.9%, is attributable to lower average selling prices, and $0.8 million, or 0.5%, resulted from foreign currency translation.

Retail channel revenues. During the three months ended June 30, 2017, revenues from our retail channel decreased $5.0 million or 4.4%, compared to the same period in 2016. The decrease in retail channel revenues compared to the same period in 2016 was due primarily to lower average sales prices as we shift to lower-priced molded product, combined with a net decrease of 55 company-operated retail store locations, as we work to optimize our store fleet. Approximately $5.7 million, or 5.1%, of the decrease was attributable to lower average selling prices, a decrease of $0.2 million, or 0.1%, resulted from foreign currency translation, which were partially offset by an increase of $0.9 million, or 0.8%, from higher sales volumes.

E-commerce channel revenues. During the three months ended June 30, 2017, revenues from our e-commerce channel increased $6.6 million, or 14.5%, compared to the same period in 2016, as this channel continues to grow in importance to our overall business. Revenues associated with an increase of $15.4 million, or 34.0%, in sales volumes, particularly in the Asia Pacific segment, were offset in part by a decrease of $7.8 million, or 17.3%, in lower average selling prices, and a decrease of $1.0 million, or 2.2%, from foreign currency translation.

Future changes in average selling prices will be impacted by: (i) the mix of products sold, (ii) the sales channel under which the sales are made (as we generally realize higher sales prices from our retail and e-commerce channels as compared to our wholesale channel), and (iii) the level of sales discounts and incentives we offer our customers.

Comparison of the Three Months Ended June 30, 2017 and 2016 by Reportable Operating Segment

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended June 30,		Change		Constant Currency Change (1)
	2017	2016	$	%	$	%
	(in thousands)
Revenues:
Americas	$136,154	$135,097	$1,057	0.8%	$1,067	0.8%
Asia Pacific	124,644	130,846	(6,202)	(4.7)%	(4,099)	(3.1)%
Europe	52,320	57,660	(5,340)	(9.3)%	(5,470)	(9.5)%
Total segment revenues	313,118	323,603	(10,485)	(3.2)%	(8,502)	(2.6)%
Other businesses	103	225	(122)	(54.2)%	(121)	(53.8)%
Total revenues	$313,221	$323,828	$(10,607)	(3.3)%	$(8,623)	(2.7)%

Income from operations:
Americas	$25,205	$18,015	$7,190	39.9%	$7,294	40.5%
Asia Pacific	33,305	34,533	(1,228)	(3.6)%	(654)	(1.9)%
Europe	10,031	8,437	1,594	18.9%	1,284	15.2%
Total segment operating income	68,541	60,985	7,556	12.4%	7,924	13.0%
Other businesses (2)	(5,035)	(6,038)	1,003	(16.6)%	1,008	(16.7)%
Unallocated corporate and other (3)	(34,060)	(34,342)	282	(0.8)%	(41)	0.1%
Total operating income	$29,446	$20,605	$8,841	42.9%	$8,891	43.1%
_________________________________________________________________

(1) Reflects year over year change as if the current period results were in “constant currency”, which is a non-GAAP financial measure. “Constant currency” represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.

(2) Other businesses consists primarily of our owned and leased manufacturing facilities, which manufacture products for sale by our operating segments.

(3) Unallocated corporate and other includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Americas Operating Segment

Revenues. During the three months ended June 30, 2017, revenues for our Americas segment increased $1.1 million, or 0.8%, compared to the same period in 2016. Higher wholesale revenues, as a result of increased customer acceptance of our products in key family footwear accounts, and a modest increase in e-commerce revenues, were partially offset by lower retail revenues resulting from fewer company-operated retail stores. Higher sales volumes resulted in an increase of approximately $3.0 million, or 2.2%, which was partially offset by a decrease in average selling prices of $1.9 million, or 1.4%.

Income from Operations. During the three months ended June 30, 2017, gross profit for the Americas segment increased $3.3 million, or 4.8%, and gross margin increased 206 basis points to 53.3%, compared to the same period in 2016. The increase in the Americas segment gross profit is due to the net impact of an increase of $1.5 million, or 2.2%, due to higher sales volumes, an increase of $1.9 million, or 2.8%, due to a decline in average costs per unit which exceeded the decline in average selling prices, and a decrease of $0.1 million, or 0.2%, due to foreign currency translation.

During the three months ended June 30, 2017, SG&A for our Americas segment decreased $3.9 million, or 7.5%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of a decrease of $0.9 million in salaries and wages, a decrease of $0.7 million in facilities expenses due primarily to reduced retail store locations, decreases of $1.0 million in marketing, information technology and bad debts expenses, and decreases of $1.3 million in services and other expenses, none of which were individually significant.

Asia Pacific Operating Segment

Revenues. During the three months ended June 30, 2017, revenues for our Asia Pacific segment decreased $6.2 million, or 4.7%, compared to the same period in 2016. Wholesale revenues decreased due to the sale of our Taiwan business in December 2016, and reduced sales to select, overstocked distributors. Retail revenues decreased due to a lower number of company-operated retail stores. E-commerce revenues increased, with particularly strong results in China. Approximately $13.8 million, or 10.5%, of the decrease was due to lower average selling prices, accompanied by a decrease of $2.1 million, or 1.6%, from foreign currency translation, which were offset in part by an increase of $9.7 million, or 7.4%, due to higher sales volumes.

Income from Operations. During the three months ended June 30, 2017, gross profit for the Asia Pacific segment decreased $4.7 million, or 5.9%, and gross margin decreased 72 basis points to 59.9% compared to the same period in 2016. The decrease in the Asia Pacific segment gross profit is due to the net impact of an increase of $5.9 million, or 7.4%, due to higher unit sales volumes, a decrease of $9.2 million, or 11.6%, due to a decline in average selling prices that exceeded the decline in average costs per unit, and a $1.4 million, or 1.7%, decrease from foreign currency translation.

During the three months ended June 30, 2017, SG&A for our Asia Pacific segment decreased $3.4 million or 7.7%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of a reduction in net bad debts expense of $0.9 million due to due to recoveries of previously reserved accounts receivable in China, a decrease of $2.4 million in salaries, wages and facilities expenses as a result of the reduction in the number of company-operated retail stores and our SG&A reduction efforts, and a decrease of $0.1 million in services and other costs.

Europe Operating Segment

Revenues. During the three months ended June 30, 2017, revenues for our Europe segment decreased $5.3 million, or 9.3%, compared to the same period in 2016, as we continued reducing discount channel sales and our company-operated stores, while growing our e-commerce business. Approximately $13.1 million, or 22.7%, of the decrease was due to lower sales volumes, which was offset in part by an increase of $7.6 million, or 13.2%, attributable to higher average selling prices and an increase of $0.2 million, or 0.2%, from foreign currency translation.

Income from Operations. During the three months ended June 30, 2017, gross profit for the Europe segment decreased $0.9 million, or 3.3%, and gross margin increased 332 basis points to 53.4% compared to the same period in 2016. The decrease in the Europe segment gross profit was due to the net impact of a decrease of $6.5 million, or 22.7%, from lower unit sales volumes, an increase of $5.5 million, or 19.1%, from higher average selling prices that exceeded an increase in cost per unit, and a $0.1 million, or 0.3%, increase from foreign currency translation.

During the three months ended June 30, 2017, SG&A for our Europe segment decreased $2.5 million, or 12.4%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of a decrease of $1.4 million in salaries, wages and facilities expenses, resulting from reductions in the number of company-operated retail stores and our SG&A reduction efforts, a $0.7 million decrease in marketing expenses due to a timing deferral, and a decrease in services and other costs of $0.4 million.

Unallocated Corporate and Other

During the three months ended June 30, 2017, total net costs within Unallocated Corporate and Other decreased by $0.3 million or 0.8%, compared to the same period in 2016. The decrease was primarily due to decreases in services and other corporate expenses.

Store Locations and Comparable Store Sales

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment:

	March 31, 2017	Opened	Closed (1)	June 30, 2017
Company-operated retail locations:
Type:
Kiosk/store-in-store	90	—	6	84
Retail stores	219	1	29	191
Outlet stores	233	3	8	228
Total	542	4	43	503
Operating segment:
Americas	186	—	2	184
Asia Pacific	260	3	35	228
Europe	96	1	6	91
Total	542	4	43	503
_________________________________________________________________
(1) We completed the transfer of twenty-five company-operated stores in the Middle-East and China to distributors during the period.
Comparable retail store sales and direct to consumer store sales by operating segment are as follows:

	Constant Currency (1)
	Three Months Ended June 30,
	2017	2016
Comparable store sales (retail only): (2)
Americas	0.4%	(2.5)%
Asia Pacific	(0.9)%	(6.8)%
Europe	0.7%	1.8%
Global	0.0%	(3.4)%

	Constant Currency (1)
	Three Months Ended June 30,
	2017	2016
Direct to consumer comparable store sales (includes retail and e-commerce): (2)
Americas	1.1%	2.4%
Asia Pacific	13.3%	4.3%
Europe	5.1%	1.6%
Global	5.7%	2.9%
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

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Results of Operations

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands, except per share, margin, unit sales and average selling price data)
Revenues	$581,128	$602,968	$(21,840)	(3.6)%
Cost of sales	277,737	303,962	(26,225)	(8.6)%
Gross profit	303,391	299,006	4,385	1.5%
Selling, general and administrative expenses	258,363	264,158	(5,795)	(2.2)%
Income from operations	45,028	34,848	10,180	29.2%
Foreign currency transaction gain (loss), net	438	(2,947)	3,385	(114.9)%
Interest income	307	380	(73)	(19.2)%
Interest expense	(372)	(477)	105	(22.0)%
Other expense, net	133	(107)	240	(224.3)%
Income before income taxes	45,534	31,697	13,837	43.7%
Income tax expense	12,564	6,014	6,550	108.9%
Net income	32,970	25,683	7,287	28.4%
Dividends on Series A convertible preferred stock	(6,000)	(6,000)	—	—%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(1,729)	(1,587)	(142)	8.9%
Net income attributable to common stockholders	$25,241	$18,096	$7,145	39.5%

Net income per common share:
Basic	$0.29	$0.21	$0.08	38.1%
Diluted	$0.29	$0.20	$0.09	45.0%

Gross margin	52.2%	49.6%	260	5.3%
Operating margin	7.7%	5.8%	197	34.1%
Footwear unit sales	33,817	34,001	(184)	(0.5)%
Average footwear selling price	$16.91	$17.48	$(0.57)	(3.3)%

Revenues. Revenues decreased $21.8 million, or 3.6%, in the six months ended June 30, 2017, compared to the same period in 2016. The decrease in revenues was primarily due to the sale of our Taiwan business in December 2016, targeted reductions in the number of company-operated retail stores, and additional actions taken to optimize our wholesale, retail and e-commerce channels. Approximately $3.2 million, or 0.5%, of the decrease was due to lower sales volumes, $17.6 million, or 2.9%, was due to lower average selling prices as our product, store, and channel mix continued to change, and $1.0 million, or 0.2%, resulted from foreign currency translation.

Cost of sales. During the six months ended June 30, 2017, cost of sales decreased $26.2 million, or 8.6%, compared to the same period in 2016. Lower average costs per unit were primarily the result of product mix, including sandals and clog silhouettes which cost less to produce, and continued supply chain cost reductions, including relocation of third-party manufacturing production within the Asia Pacific region. Approximately $24.7 million, or 8.1%, of the decrease was due to lower average costs per unit, and $1.6 million, or 0.5%, due to lower unit sales volumes, which was partially offset by an increase of $0.1 million, or less than 1%, from foreign currency translation.

Gross profit. During the six months ended June 30, 2017, gross profit increased $4.4 million, or 1.5%, and gross margin increased approximately 260 basis points to 52.2% compared to the same period in 2016. The increase in gross profit was primarily due to our continued focus on sales of higher margin core molded products, and reduced sales through discount channels. Approximately $7.1 million, or 2.4%, of the increase was due to decreases in average costs per unit which exceeded decreases in average selling prices, which was partially offset by decreases of $1.6 million, or 0.5%, from lower sales unit volumes, and $1.1 million, or 0.4%, from foreign currency translation.

Selling, general and administrative expenses. SG&A decreased $5.8 million, or 2.2%, during the six months ended June 30, 2017, compared to the same period in 2016. The decrease was primarily due to the combined net impacts of a decrease of $6.1 million in facilities expenses reflecting fewer company-owned retail stores, including impairment in 2016 of $0.8 million, lower net bad debts expense of $2.2 million due to recoveries of previously reserved accounts receivable in China, partially offset by higher marketing expenses of $2.1 million and an increase in other expenses of $0.4 million.

Bad debt expense related to our China operations was not significant during 2017 or 2016, due to the implementation of a more restrictive credit policy in 2015 and continued focus on the creditworthiness of our distribution partners.

Foreign currency gain (loss), net. Foreign currency gain (loss), net consists of foreign currency gains and losses from the re-measurement and settlement of monetary assets and liabilities denominated in non-functional currencies, and realized and unrealized gains and losses on foreign currency derivative instruments. During the six months ended June 30, 2017, we recognized realized and unrealized foreign currency net gains of $0.4 million compared to net losses of $2.9 million during the six months ended June 30, 2016

Income tax expense. During the six months ended June 30, 2017, income tax expense increased $6.6 million compared to the same period in 2016. The effective tax rate for the six months ended June 30, 2017 was 27.6% compared to an effective tax rate of 19.0% for the same period in 2016, an 8.6% increase. The increase in the effective rate was driven primarily by operating losses in certain jurisdictions where we are unable to record tax benefits because we have determined that it is not more likely than not that such tax benefits will be realized, as well as an increase in profitability in certain jurisdictions for which tax expense is recorded. Our effective tax rate of 27.6% for the six months ended June 30, 2017 differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions as well as book losses in certain jurisdictions for which tax benefits cannot be recognized.

Revenues By Channel

	Six Months Ended June 30,		Change		Constant Currency Change (1)
	2017	2016	$	%	$	%
	(in thousands)
Wholesale:
Americas	$128,333	$128,775	$(442)	(0.3)%	$(1,762)	(1.4)%
Asia Pacific	136,081	151,793	(15,712)	(10.4)%	(14,760)	(9.7)%
Europe	71,530	75,254	(3,724)	(4.9)%	(3,096)	(4.1)%
Other businesses	291	397	(106)	(26.7)%	(100)	(25.2)%
Total wholesale	336,235	356,219	(19,984)	(5.6)%	(19,718)	(5.5)%
Retail:
Americas	88,405	93,535	(5,130)	(5.5)%	(5,066)	(5.4)%
Asia Pacific	60,961	63,838	(2,877)	(4.5)%	(2,730)	(4.3)%
Europe	20,490	21,505	(1,015)	(4.7)%	(1,549)	(7.2)%
Total retail	169,856	178,878	(9,022)	(5.0)%	(9,345)	(5.2)%
E-commerce:
Americas	37,139	36,917	222	0.6%	267	0.7%
Asia Pacific	25,946	19,716	6,230	31.6%	7,111	36.1%
Europe	11,952	11,238	714	6.4%	869	7.7%
Total e-commerce	75,037	67,871	7,166	10.6%	8,247	12.2%
Total revenues	$581,128	$602,968	$(21,840)	(3.6)%	$(20,816)	(3.5)%

Wholesale channel revenues. During the six months ended June 30, 2017, revenues from our wholesale channel decreased $20.0 million, or 5.6%, compared to the same period in 2016. The decrease was due to lower average sales prices as we shift to lower-priced molded product, an intentional reduction of sales through discount channels, and reduced sales to select, overstocked distributors in Asia, which we began in the third quarter of 2016 to improve the quality of our earnings. Approximately $3.8 million, or 1.1%, of the decrease resulted from lower sales volumes, $15.9 million, or 4.5%, was due to lower average selling prices, and $0.3 million, or less than 1%, resulted from foreign currency translation.

Retail channel revenues. During the six months ended June 30, 2017, revenues from our retail channel decreased $9.0 million, or 5.0% compared to the same period in 2016. The decrease in retail channel revenues was due primarily to lower average sales prices as we shift to lower-priced molded product, and a net decrease of 55 company-operated retail store locations, as we work to optimize our store base. Approximately $7.0 million, or 3.9%, of the decrease was due to lower average selling prices, along with a decrease of $2.4 million, or 1.3%, in sales volumes, partially offset by an increase of $0.2 million, or 0.2%, from foreign currency translation.

E-commerce channel revenues. During the six months ended June 30, 2017, revenues from our e-commerce channel increased $7.2 million, or 10.6%, compared to the same period in 2016., as this channel continued to grow in importance to our business. Approximately $17.7 million, or 26.1%, of the increase resulted from higher sales volumes, primarily in the Asia Pacific segment, which was partially offset by decreases of $9.5 million, or 14.0%, due to lower average selling prices, and $1.0 million, or 1.5%, from foreign currency translation.

Future changes in average selling prices will be impacted by: (i) the mix of products sold, (ii) the sales channel under which the sales are made (as we generally realize higher sales prices from our retail and e-commerce channels as compared to our wholesale channel), and (iii) the level of sales discounts and incentives we offer our customers.

Comparison of the Six Months Ended June 30, 2017 and 2016 by Reportable Operating Segment

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Six Months Ended June 30,		Change
	2017	2016	$	%	$	%

Revenues:
Americas	$253,877	$259,227	$(5,350)	(2.1)%	$(6,561)	(2.5)%
Asia Pacific	222,989	235,347	(12,358)	(5.3)%	(10,379)	(4.4)%
Europe	103,971	107,997	(4,026)	(3.7)%	(3,776)	(3.5)%
Total segment revenues	580,837	602,571	(21,734)	(3.6)%	(20,716)	(3.4)%
Other businesses	291	397	(106)	(26.7)%	(100)	(25.2)%
Total revenues	$581,128	$602,968	$(21,840)	(3.6)%	$(20,816)	(3.5)%

Income from operations:
Americas	$47,207	$34,592	$12,615	36.5%	$12,599	36.4%
Asia Pacific	60,030	60,383	(353)	(0.6)%	165	0.3%
Europe	22,305	14,960	7,345	49.1%	7,118	47.6%
Total segment operating income	129,542	109,935	19,607	17.8%	19,882	18.1%
Other businesses (2)	$(10,650)	(12,111)	1,461	(12.1)%	1,430	(11.8)%
Unallocated corporate and other (3)	(73,864)	(62,976)	(10,889)	17.3%	28,593	(45.4)%
Total operating income	$45,028	$34,848	$10,179	29.2%	$49,905	143.2%
_________________________________________________________________
(1) Reflects year over year change as if the current period results were in “constant currency”, which is a non-GAAP financial measure. “Constant currency” represents current period results that have been retranslated using exchange rates used in the prior comparative period.

(2) Other businesses consists primarily of our owned and leased manufacturing facilities, which manufacture products for sale by our operating segments.
(3) Unallocated corporate and other includes a corporate component consisting primarily of corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments.

Americas Operating Segment

Revenues. During the six months ended June 30, 2017, revenues for our Americas segment decreased $5.4 million, or 2.1%, compared to the same period in 2016. The decrease in revenues resulted primarily from lower retail revenues as a result of fewer company-operated retail stores. Approximately $4.0 million, or 1.5%, of the decrease related to a decrease in average selling prices, $2.6 million, or 1.0%, resulted from lower unit sales volumes, which were partially offset by an increase of $1.2 million, or 0.4%, from foreign currency translation.

Income from Operations. During the six months ended June 30, 2017, gross profit for the Americas segment increased $8.9 million, or 7.2%, and gross margin increased 451 basis points to 52.2%, compared to the same period in 2016. The increase in the Americas segment gross profit is due to the net impact of a decrease of $1.2 million, or 1.0%, due to lower unit sales volumes, an increase of $9.9 million, or 8.0%, due to a decline in average costs per unit which exceeded the decline in average selling prices, and an increase of $0.2 million, or 0.2%, due to foreign currency translation.

During the six months ended June 30, 2017, SG&A for our Americas segment decreased $3.7 million, or 4.2%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of a decrease of $1.3 million in facilities expenses as a result of reductions in the number of company-operated retail stores, a decrease of $0.7 million in impairment expense recorded in 2016, and a decrease of $1.7 million in services, information technology, and other expenses, none of which were individually significant.

Asia Pacific Operating Segment

Revenues. During the six months ended June 30, 2017, revenues for our Asia Pacific segment decreased $12.4 million, or 5.3%, compared to the same period in 2016. Wholesale revenues decreased due to the combined effects of the sale of our Taiwan business in December 2016, and reduced sales to select, overstocked distributors. Retail revenues decreased as a result of a lower number of company-operated retail stores. E-commerce revenues increased, with particularly strong performance in China. Approximately $33.5 million, or 14.2%, of the decrease resulted from lower average selling prices, along with a decrease of $2.0 million, or 0.9%, from foreign currency translation, partially offset by an increase of $23.1 million, or 9.8%, due to higher sales volumes.

Income from Operations. During the six months ended June 30, 2017, gross profit for the Asia Pacific segment decreased $8.5 million, or 6.2%, and gross margin decreased 60 basis points to 57.6% compared to the same period in 2016. The decrease in the Asia Pacific segment gross profit is due to the net impact of a decrease of $20.7 million, or 15.1%, due to a decline in average selling prices that exceeded the decline in average costs per unit, a decrease of $1.3 million, or 0.9%, from foreign currency translation, partially offset by an increase of $13.5 million, or 9.8%, resulting from higher sales volumes,.

During the six months ended June 30, 2017, SG&A for our Asia Pacific segment decreased $8.2 million, or 10.7%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of decreases of $2.5 million in salaries and wages, and $2.5 million in facilities expenses, as a result of the reduction in the number of company-operated retail stores, lower net bad debts expense of $1.9 million due to recoveries of previously reserved accounts receivable in China, a decrease of $0.4 million in marketing expenses due to a timing deferral, and a decrease of $0.9 million services and other costs.

Europe Operating Segment

Revenues. During the six months ended June 30, 2017, revenues for our Europe segment decreased $4.0 million, or 3.7%, compared to the same period in 2016, as we continued to reduce discount channel sales and company-operated stores, while growing our e-commerce business. Approximately $15.8 million, or 14.6%, of the decrease was due to lower unit sales volumes, along with a decrease of $0.2 million, or 0.2%, from foreign currency translation, partially offset by an increase of $12.0 million, or 11.1%, from a higher average selling prices.

Income from Operation. During the six months ended June 30, 2017, gross profit for the Europe segment increased $2.1 million, or 4.1%, and gross margin increased by 387 basis points to 51.5% compared to the same period in 2016. The increase in the Europe segment gross profit is due to the net impact of a decrease of $7.5 million, or 14.6%, due to lower unit sales volumes, an increase of $9.7 million, or 18.9%, due to a higher average selling prices, and a decrease of $0.1 million, or 0.2%, from foreign currency translation.

During the six months ended June 30, 2017, SG&A for our Europe segment decreased $5.2 million, or 14.4%, compared to the same period in 2016. The decrease in SG&A was primarily due to decreases in salaries and wages of $1.6 million, and facilities expenses of $1.2 million, as a result of the reduction in company-operated retail stores, a decrease of $1.7 million in marketing expenses due to a timing deferral, and a decrease in services and other costs of $0.7 million.

Unallocated Corporate and Other

During the six months ended June 30, 2017, total net costs within Unallocated Corporate and Other increased by $10.9 million, or 17.3%, compared to the same period in 2016. The increase was primarily due to an increase of $2.6 million in salaries and wages, including $1.2 million in severance costs, an increase of $4.7 million in marketing expenses, primarily related to our advertising and promotional activities, increases in strategic consulting fees of $1.6 million, reorganization costs of $1.6 million, and an increase of $0.4 million in other corporate costs.

Store Locations and Comparable Store Sales

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment:

	December 31, 2016	Opened	Closed (1)	June 30, 2017
Company-operated retail locations:
Type:
Kiosk/store-in-store	98	—	14	84
Retail stores	228	4	41	191
Outlet stores	232	10	14	228
Total	558	14	69	503
Operating segment:
Americas	190	1	7	184
Asia Pacific	270	12	54	228
Europe	98	1	8	91
Total	558	14	69	503
 _________________________________________________________________
(1) We completed the transfer of thirty company-operated stores in the Middle-East and China to distributors during the period.
Comparable retail store sales and direct to consumer store sales by operating segment are as follows:

	Constant Currency (1)
	Six Months Ended June 30,
	2017	2016
Comparable store sales (retail only): (2)
Americas	(2.1)%	(0.5)%
Asia Pacific	(1.1)%	(3.7)%
Europe	(2.5)%	3.9%
Global	(1.8)%	(1.0)%

	Constant Currency (1)
	Six Months Ended June 30,
	2017	2016
Direct to consumer comparable store sales (includes retail and e-commerce): (2)
Americas	1.2%	5.9%
Asia Pacific	10.9%	4.8%
Europe	1.4%	4.4%
Global	2.9%	5.4%
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

Liquidity and Capital Resources

We anticipate our cash flows from operations and available borrowings under our revolving credit facility (as described below) will be sufficient to meet the ongoing liquidity needs of our business for the next twelve months. As of June 30, 2017, we had $157.0 million in cash and cash equivalents and up to $78.7 million in available borrowings under our revolving credit facility. At June 30, 2017, $131.8 million of our $157.0 million in cash and cash equivalents was held in international locations. See “Repatriation of Cash” below for more information. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Condensed Consolidated Statements of Cash Flows

Our condensed consolidated statements of cash flows are summarized as follows:

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Cash provided by operating activities	$39,380	$19,818	$19,562
Cash used in investing activities	(10,695)	(11,258)	563
Cash used in financing activities	(18,305)	(7,443)	(10,862)
Effect of exchange rate changes on cash	(983)	2,204	(3,187)
Net change in cash and cash equivalents	$9,397	$3,321	$6,076

Operating Activities. Cash provided by operating activities increased $19.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in cash provided by operating activities resulted from a favorable change in net income as adjusted for non-cash items of $3.7 million, and a favorable change in our operating assets and liabilities of $15.9 million. Net income as adjusted for non-cash items increased due to: (i) an increase of $3.1 million from net unrealized foreign currency forward contracts gains and losses; (ii) an increase of $7.3 million from higher net income; (iii) a decrease of share-based compensation expense of $2.0 million; and (iv) a decrease of $4.5 million in other non-cash items including a decrease of $2.2 million in bad debts.

Investing Activities. The $0.6 million decrease in cash used in investing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily due to the net impact of: (i) a $0.9 million decrease in long-term restricted cash; and (ii) a $0.6 million increase in capital expenditures for property, equipment and intangible assets; partially offset by (iii) a decrease in proceeds from asset disposals of $0.9 million. Our capital expenditures in the six months ended June 30, 2017 did not change significantly compared to the same period in 2016.

Financing Activities. The $10.9 million increase in cash used in financing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 resulted from repurchases of 1.4 million shares of our common stock for approximately $10.0 million, and net repayments on borrowings of $0.9 million during the six months ended June 30, 2017 compared to the same period in 2016. Our net borrowings decreased because we financed more of our short-term cash requirements from internal cash generated from operations.

Working Capital. Changes in cash from working capital during the six months ended June 30, 2017 were due primarily to the following: (i) an increase of $57.6 million from higher accounts receivable, primarily due to our seasonal revenues which are higher in our second quarter; (ii) an increase of $8.7 million from higher inventory levels, due to a seasonal increase related to our summer selling season; (iii) a decrease of $5.0 million in prepaids expenses and other assets driven primarily by decreases in prepaid advertising, endorsement and other prepaids; and (iv) an increase of $27.7 million from higher accounts payable and accrued expenses, primarily related to increased inventory levels in advance of our summer selling season. Cash and cash equivalents increased by $9.4 million to $157.0 million as of June 30, 2017.

Bad debt expense related to our China operations was not significant during 2017 or 2016, due to the implementation of a more restrictive credit policy in 2015 and continued focus on the creditworthiness of our distribution partners.

Senior Revolving Credit Facility

In order to provide additional liquidity in the future and to help support our strategic goals, our Senior Revolving Credit Facility (the "Facility"), as amended, provides for borrowings of up to $80.0 million through February 2021. The Facility contains financial covenants that restrict certain actions by us, including limitations on: (i) stock repurchases to $50.0 million per year, subject to certain restrictions; and (ii) capital expenditures and commitments to $50.0 million per year. The Facility also requires us to meet certain financial covenant ratios that become effective when total borrowings, including letters of credit, exceed $20.0 million during certain periods or when the outstanding borrowings exceed the borrowing base. If the financial covenants are in effect, we must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of 2.00 to 1.00. The weighted average interest rate on borrowings during the three months ended June 30, 2017 was 2.49%. As of June 30, 2017, we were in compliance with all covenants.As of June 30, 2017, we had no outstanding borrowings on the Facility and $1.3 million of outstanding letters of credit, resulting in $78.7 million of available credit for future financing needs.

Short-term Bank Borrowings

As of June 30, 2017 and December 31, 2016, we had $1.7 million and $2.3 million, respectively, of current debt outstanding under notes payable. As of June 30, 2017, the notes bear interest rates ranging from 1.95% to 2.83%.

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

During June 2017, we repurchased 1.4 million shares of our common stock for approximately $10.0 million. As of June 30, 2017, we had $108.7 million of remaining common stock repurchase authorizations under our 2013 stock repurchase plan. During the six months ended June 30, 2016, we had no repurchases.

Capital Assets Expenditures and Commitments

During the six months ended June 30, 2017, net capital assets acquired, inclusive of intangible assets, were $12.2 million compared to $12.8 million during the six months ended June 30, 2016. As of June 30, 2017, we have committed to additional purchases of capital assets of approximately $5.4 million. Capital spend during the six months ended June 30, 2017 related primarily to information technology investments, opening new retail stores and renovating existing stores. In addition, we renewed an agreement with our information technology service provider for three years at $5.0 million per year.

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

We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested; however, our Board has approved a foreign cash repatriation strategy. As part of this strategy, we repatriated approximately $28.1 million of current earnings during the six months ended June 30, 2017 without a tax impact. Further cash repatriation will depend on future cash requirements in the U.S. As of June 30, 2017, we maintain approximately $178.0 million of foreign earnings for which tax has previously been provided that has not yet been repatriated.

Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries have monetary laws, which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of June 30, 2017, we held $131.8 million of our total $157.0 million cash balance in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $131.8 million, $0.5 million could potentially be restricted, as described above. If the remaining $131.3 million were immediately repatriated to the U.S., no additional tax expense would be incurred as $178.0 million has previously been provided for in prior periods.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2017, other than certain operating lease and purchase commitments, which are described in Note 13 — Commitments and Contingencies.

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

We have experienced and will continue to experience changes in international currency rates, impacting both results of operations and the value of assets and liabilities denominated in foreign currencies. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of June 30, 2017, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $239.7 million. The net fair value of these contracts at June 30, 2017 was an asset of $2.8 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 30, 2017, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $3.7 million.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have increased our income before taxes during the three and six months ended June 30, 2017 by approximately $0.4 million and $0.7 million, respectively. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S Dollar condensed consolidated statement of operations for the three months ended June 30, 2017 and 2016.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

We were subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, we were notified about the issuance of assessments totaling approximately $4.4 million, plus interest and penalties, for the period January 2010 through May 2011. We have disputed these assessments and asserted defenses to the claims. On February 25, 2015, we received additional assessments totaling approximately $10.1 million, plus interest and penalties, related to the remainder of the audit period. We have also disputed these assessments and asserted defenses to these claims in administrative appeals, and are awaiting definitive resolution of those administrative appeals. In the event that the definitive resolution of these administrative appeals is adverse to us, we have recourse to further judicial processes, which would likely require the posting of a bond. It is not possible at this time to predict the timing or the outcome of this matter.

The Company was subjected to an audit by U.S. Customs & Border Protection (“CBP”) in respect of the period from 2006 to 2010. In October 2013, CBP issued their final audit report. In that report CBP projected that unpaid duties totaling approximately $12.4 million were due for the period under review and recommended collection of the duties due. On April 2017, CBP agreed to settle the matter and accepted our previously tendered payment of $7 million. This matter is now closed. The settlement was reported in our condensed consolidated financial statements as of March 31, 2017.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2017	—	$—	—	$118,679,553
May 1 - May 31, 2017	—	—	—	118,679,553
June 1 - June 30, 2017	1,371,470	7.27	1,371,470	108,710,137
Total	1,371,470	$7.27	1,371,470	$108,710,137

(1) On December 26, 2013 the Company’s Board of Directors approved and authorized a program to repurchase up to $350 million of our common stock. As of June 30, 2017, approximately $108.7 million of shares remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our Credit Agreement, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

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

10.1
Second Amendment to Investment Agreement, dated June 6, 2017, between Crocs Inc. and Blackstone Capital Partners VI L.P. (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 7, 2017).

10.2*	Crocs Inc. 2008 Cash Income Plan (as amended and revised), (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 7, 2017).

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________________________________________________________
†              Filed herewith.
* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: August 9, 2017	By:	/s/ Carrie Teffner
		Name:	Carrie Teffner
		Title:	Principal Financial and Accounting
Officer