Form 10-Q
period 2017-09-30
Crocs, Inc.
filed 2017-11-07
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

As of October 31, 2017, Crocs, Inc. had 69,667,827 shares of its $0.001 par value common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

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

Forward-looking statements are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016, and our subsequent filings with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2017

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$243,273	$245,888	$824,401	$848,856
Cost of sales	119,810	123,454	397,547	427,416
Gross profit	123,463	122,434	426,854	421,440
Selling, general and administrative expenses	120,778	123,649	379,141	387,807
Income (loss) from operations	2,685	(1,215)	47,713	33,633
Foreign currency gain (loss), net	(257)	1,379	181	(1,568)
Interest income	269	178	576	558
Interest expense	(167)	(184)	(539)	(661)
Other income (expense)	54	(1)	187	(108)
Income before income taxes	2,584	157	48,118	31,854
Income tax expense	955	1,690	13,519	7,704
Net income (loss)	1,629	(1,533)	34,599	24,150
Dividends on Series A convertible preferred stock	(3,000)	(3,000)	(9,000)	(9,000)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(892)	(819)	(2,621)	(2,406)
Net income (loss) attributable to common stockholders	$(2,263)	$(5,352)	$22,978	$12,744
Net income (loss) per common share:
Basic	$(0.03)	$(0.07)	$0.26	$0.15
Diluted	$(0.03)	$(0.07)	$0.26	$0.14

Weighted average common shares outstanding - basic	71,895	73,493	73,212	73,323
Weighted average common shares outstanding - diluted	71,895	73,493	74,160	74,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,629	$(1,533)	$34,599	$24,150
Other comprehensive income (loss):
Foreign currency gain (loss), net	4,124	(140)	11,589	6,531
Total comprehensive income (loss)	$5,753	$(1,673)	$46,188	$30,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$178,189	$147,565
Accounts receivable, net of allowances of $49,360 and $48,138, respectively	92,708	78,297
Inventories	140,282	147,029
Income tax receivable	7,421	2,995
Other receivables	14,547	14,642
Restricted cash - current	2,175	2,534
Prepaid expenses and other assets	24,416	32,413
Total current assets	459,738	425,475
Property and equipment, net of accumulated depreciation and amortization of $95,512 and $88,603, respectively	38,412	44,090
Intangible assets, net	66,505	72,700
Goodwill	1,663	1,480
Deferred tax assets, net	7,098	6,825
Restricted cash	2,895	2,547
Other assets	13,342	13,273
Total assets	$589,653	$566,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,181	$61,927
Accrued expenses and other liabilities	84,836	78,282
Income taxes payable	14,096	6,593
Current portion of borrowings and capital lease obligations	1,070	2,338
Total current liabilities	155,183	149,140
Long-term income tax payable	4,926	4,464
Long-term capital lease obligations	35	40
Other liabilities	13,931	13,462
Total liabilities	174,075	167,106
Commitments and contingencies
Series A convertible preferred stock, 1.0 million authorized, 0.2 million shares outstanding, liquidation preference $203 million	181,522	178,901
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 4.0 million shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 94.7 million and 93.9 million issued, 71.0 million and 73.6 million shares outstanding, respectively	95	94
Treasury stock, at cost, 23.7 million and 20.3 million shares, respectively	(311,302)	(284,237)
Additional paid-in capital	370,567	364,397
Retained earnings	218,703	195,725
Accumulated other comprehensive loss	(44,007)	(55,596)
Total stockholders’ equity	234,056	220,383
Total liabilities and stockholders’ equity	$589,653	$566,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$34,599	$24,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,701	25,473
Unrealized foreign currency gain (loss), net	1,017	(7,863)
Share-based compensation	6,851	8,006
Other non-cash items	(1,208)	3,669
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(9,068)	(15,762)
Inventories	12,435	3,750
Prepaid expenses and other assets	12,997	(7,559)
Accounts payable, accrued expenses and other liabilities	(1,909)	(4,510)
Cash provided by operating activities	80,415	29,354
Cash flows from investing activities:
Cash paid for purchases of property and equipment	(6,553)	(12,651)
Proceeds from disposal of property and equipment	1,562	2,425
Cash paid for intangible assets	(7,710)	(5,598)
Change in restricted cash	383	953
Cash used in investing activities	(12,318)	(14,871)
Cash flows from financing activities:
Proceeds from bank borrowings	5,500	29,582
Repayments of bank borrowings and capital lease obligations	(8,222)	(32,378)
Dividends—Series A preferred stock	(9,000)	(9,000)
Repurchases of common stock	(25,645)	—
Other	(233)	(338)
Cash used in financing activities	(37,600)	(12,134)
Effect of exchange rate changes on cash	127	4,526
Net change in cash and cash equivalents	30,624	6,875
Cash and cash equivalents—beginning of period	147,565	143,341
Cash and cash equivalents—end of period	$178,189	$150,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise noted in this report, any description of “we,” “us,” or “our” includes Crocs, Inc. (“Crocs” or the “Company”) and its wholly-owned subsidiaries within our reportable operating segments and corporate operations. The Company is engaged in the design, development, manufacturing, worldwide marketing, and distribution of casual lifestyle footwear and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear featuring fun, comfort, color, and functionality. Our reportable operating segments include: the Americas, operating in North and South America; Asia Pacific, operating throughout Asia, Australia, New Zealand, Africa, and the Middle East; and Europe, operating throughout Europe and Russia.

The accompanying unaudited condensed consolidated interim financial statements include the Company’s accounts and those of its wholly-owned subsidiaries, and reflect all adjustments which are necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change in the nine months ended September 30, 2017, except for the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements.

Seasonality of Business

Due to the seasonal nature of our footwear, which is more heavily focused on styles suitable for warmer weather, the Company’s business is typically affected by seasonal trends, with higher wholesale sales in its first and second quarters and higher retail sales in its second and third quarters. In addition, our quarterly results of operations may fluctuate significantly as a result of other factors, including general economic conditions or consumer confidence. Accordingly, the Company’s operating results and cash flows for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results and cash flows for any other quarter or for the full year.

Transactions with Affiliates

The Company receives services from three subsidiaries of Blackstone Capital Partners VI L.P. (“Blackstone”). Blackstone and certain of its permitted transferees currently beneficially own all the outstanding shares of the Company’s Series A Convertible Preferred Stock, which is convertible into approximately 16.1% of the Company’s common stock as of September 30, 2017. Blackstone also has the right to nominate two representatives to serve on the Company’s Board of Directors (the “Board”).

Certain Blackstone subsidiaries provide various services to the Company, including inventory count, cybersecurity and consulting, and workforce management services. The Company paid $0.1 million and less than $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.6 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively, for these services. Expenses related to these services are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of operations.

Research, Design, and Development Expenses

Research, design, and development expenses were $2.3 million and $3.7 million for the three months ended September 30, 2017 and 2016, respectively, and $7.4 million and $9.3 million for the nine months ended September 30, 2017 and 2016, respectively, and are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of operations.

Marketing, Advertising, and Promotional Expenses

Advertising production and promotion costs are expensed when the advertising is first run. Advertising communication costs are expensed in the periods that the communications occur. Certain of the Company’s promotional expenses result from payments under endorsement contracts. Payments under endorsement contracts are expensed on a straight-line basis over the related annual contract terms.

Total marketing expenses inclusive of advertising, production, promotional, and agency expenses reported in ‘Selling, general and administrative expenses’ were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Advertising, production, promotional, and agency expenses	$9,946	$11,066	$49,614	$48,664

Prepaid advertising and promotional endorsement costs of $7.3 million and $4.5 million are included in ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense related to property and equipment and amortization expense related to definite-lived intangible assets, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses,’ respectively, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Property and equipment:
Selling, general and administrative expenses	$2,945	$3,179	$9,287	$9,987
Cost of sales	554	420	1,677	1,226
Total depreciation and amortization expense	3,499	3,599	10,964	11,213
Intangibles:
Selling, general and administrative expenses	3,304	3,637	10,251	10,385
Cost of sales	1,083	1,206	3,486	3,875
Total amortization expense	4,387	4,843	13,737	14,260
Total depreciation and amortization expense	$7,886	$8,442	$24,701	$25,473

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Inventory Measurement

In July 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to measure in-scope inventory at the lower of cost or net realizable value. The Company adopted this guidance on January 1, 2017 on a prospective basis. The adoption did not have a significant effect on our consolidated financial position or results of operations.

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

Clarifying the Definition of a Business

In January 2017, the FASB issued authoritative guidance intended to clarify the definition of a business, for purposes of determining whether a business has been acquired or sold, and consequently whether transactions should be accounted for as acquisitions or disposals of a business or as acquisitions or disposals of assets. This guidance is to be applied prospectively and becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect this standard to have a material impact on its consolidated financial statements.

Statement of Cash Flows - Classification and Change in Cash

In August 2016, the FASB issued authoritative guidance intended to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. Further, in November 2016, the FASB issued guidance requiring that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These updates are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The guidance should be applied retrospectively unless it is impractical to do so; in which case, the guidance should be applied prospectively as of the earliest date practicable. The Company does not expect this standard to have a material impact on its consolidated financial statements.

Prepaid Stored-Value Products

In March 2016, the FASB issued guidance related to the recognition of breakage for certain prepaid stored-value products. This update aligns recognition of the financial liabilities related to prepaid stored-value products (for example, prepaid gift cards), with Topic 606, Revenue from Contracts with Customers, for non-financial liabilities. In general, certain of these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. This standard is effective for annual periods (including interim periods) beginning after December 15, 2017, with early adoption permitted. The Company has elected the modified retrospective method of adoption. The Company does not expect this standard to have a material impact on its consolidated financial statements.

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

The Company will adopt this guidance beginning with the quarterly reporting period ending March 31, 2019. In July 2017, the Company established an implementation team and engaged external advisers to develop a multi-phase plan to assess the Company’s leasing arrangements, as well as any changes to accounting policies, processes or systems necessary to adopt the requirements of the new standard. The Company is evaluating the full impact this guidance will have on its consolidated financial statements, and expects that adoption will result in significant increases in lease-related assets and liabilities on its consolidated balance sheet.

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

In December 2016, the Company established an implementation team and engaged external advisers to develop a multi-phase plan to assess the Company’s business and contracts, as well as any changes to accounting policies, processes or systems necessary to adopt the requirements of the new standard. The Company has elected the modified retrospective method of adoption. The Company has completed a review of its revenue contracts and terms and is finalizing its assessment regarding the effects of adoption of the new standard on its consolidated financial statements and disclosures. Concurrent with adoption, the Company will change its presentation of product returns in the condensed consolidated balance sheets by reporting an asset for the right to receive returned product and a return liability. In addition, customer payments received in advance of delivery will be reported as a contract liability in the Company’s condensed consolidated balance sheets. The Company is continuing its evaluation of the impact of any additional accounting and disclosure changes on its business processes, controls and systems. The Company will provide additional information regarding expected effects on its consolidated financial statements and disclosures in its next annual report.

Other Pronouncements

Other new pronouncements issued but not effective until after September 30, 2017 are not expected to have a material impact on the Company’s consolidated financial statements.

3. INVENTORIES

The following table summarizes inventories by major classification:

	September 30, 2017	December 31, 2016
	(in thousands)
Finished goods	$136,665	$142,333
Raw materials	2,772	4,042
Work-in-progress	845	654
Total inventories	$140,282	$147,029

4. INTANGIBLE ASSETS, NET

‘Intangible assets, net’ reported in the condensed consolidated balance sheets consist of the following:

		September 30, 2017			December 31, 2016
	Useful Life	Gross	Accum. Amortiz.	Net	Gross	Accum. Amortiz.	Net
	(in years)	(in thousands)
Intangible assets subject to amortization:
Capitalized software	2 - 7	$145,247	$(87,948)	$57,299	$142,358	$(74,530)	$67,828
Patents, copyrights, and trademarks	6 - 25	6,498	(5,700)	798	6,438	(5,471)	967
Other		2,243	(2,243)	—	2,855	(2,855)	—
Intangible assets not subject to amortization:
In progress (1)		8,086	—	8,086	3,616	—	3,616
Trademarks and other		322	—	322	289	—	289
Total		$162,396	$(95,891)	$66,505	$155,556	$(82,856)	$72,700
(1) Primarily consists of capitalized software project costs under development.

Estimated future annual amortization expense of intangible assets is:

September 30, 2017
(in thousands)
2017 (remainder of year)	$4,404
2018	16,284
2019	14,005
2020	11,309
2021	10,944
Thereafter	1,151
Total	$58,097

5. ACCRUED EXPENSES AND OTHER LIABILITIES

The following table summarizes accrued expenses and other liabilities:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued compensation and benefits	$31,010	$20,898
Fulfillment, freight, and duties (1)	11,784	14,572
Professional services	11,578	10,900
Sales/use and value added taxes payable	5,027	4,978
Accrued rent and occupancy	6,551	7,335
Royalties payable and deferred revenue	6,758	7,475
Other (2)	12,128	12,124
Total accrued expenses and other liabilities	$84,836	$78,282
(1) Includes customs duty legal accrual liability at December 31, 2016, which was settled in April 2017.
(2) Includes current liabilities related to Series A preferred stock dividends at September 30, 2017 and December 31, 2016. Other accrued liabilities at December 31, 2016 also includes net derivative liabilities.

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

U.S. GAAP for fair value establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The Company utilizes a combination of market and income approaches to value derivative instruments. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels of the hierarchy and the related inputs are as follows:

Level	Inputs
1	Unadjusted quoted prices in active markets for identical assets and liabilities.
2	Unadjusted quoted prices in active markets for similar assets and liabilities;
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or
Inputs other than quoted prices that are observable for the asset or liability.
3	Unobservable inputs for the asset or liability.

The financial assets and liabilities that are measured and recorded at fair value on a recurring basis consist of the Company’s derivative instruments. The Company’s derivative instruments are foreign currency forward exchange contracts. The Company manages credit risk of its derivative instruments on the basis of its net exposure with its counterparty and has elected to measure the fair value in the same manner. All of the Company’s derivative instruments are classified as Level 2 and are reported in the condensed consolidated balance sheets within ‘Prepaid expenses and other assets’ at September 30, 2017, and ‘Accrued expenses and other liabilities’ at December 31, 2016. There were no transfers between Level 1 or Level 2, nor were there any outstanding derivative instruments classified as Level 3 as of September 30, 2017 or December 31, 2016. The fair value of the Company’s derivative instruments was an asset of $0.3 million and a liability of $0.2 million at September 30, 2017 and December 31, 2016, respectively. See Note 7 — Derivative Financial Instruments for more information.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

The Company’s borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s outstanding notes payable approximate their carrying values at September 30, 2017 and December 31, 2016, based on interest rates currently available to the Company for similar borrowings.

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings and capital lease obligations	$1,105	$1,105	$2,378	$2,378
Non-Financial Assets and Liabilities
The Company’s non-financial assets, which primarily consist of property and equipment, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value.

Impairment is reported in ‘Selling, general and administrative expenses’ in the Company’s condensed consolidated statements of operations. The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. During the three and nine month periods ended September 30, 2017 and 2016, the Company recorded non-cash impairment to reduce the carrying values of certain retail store assets to their estimated fair value, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Retail store asset impairment	$150	$930	$150	$1,695

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

Counterparty default risk is considered low because the forward contracts that the Company enters into are over-the-counter instruments transacted with highly-rated financial institutions. The Company was not required to and did not post collateral as of September 30, 2017 or December 31, 2016.

The Company’s derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets. The Company reports derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. Changes in fair value are recognized within ‘Foreign currency gain (loss), net’ in the condensed consolidated statements of operations. For the condensed consolidated statements of cash flows, the Company classifies cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, are reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	September 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Foreign currency transaction gains (losses)	$1,118	$(833)	$6,541	$(6,698)
Netting of counterparty contracts	(833)	833	(6,541)	6,541
Foreign currency forward contract derivatives	$285	$—	$—	$(157)

The notional amounts of outstanding foreign currency forward exchange contracts shown below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	September 30, 2017		December 31, 2016
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Euro	$41,271	$(159)	$71,228	$(1,441)
Japanese Yen	36,616	(25)	87,171	4,180
Singapore Dollar	31,689	245	94,763	(2,611)
South Korean Won	26,380	98	8,278	407
British Pound Sterling	6,195	73	14,332	(660)
Other currencies	50,218	53	52,449	(32)
Total	$192,369	$285	$328,221	$(157)

Latest maturity date	October 2017		January 2017

Amounts reported in ‘Foreign currency gain (loss), net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Foreign currency transaction gains (losses)	$(674)	$3,039	$1,120	$11,804
Foreign currency forward exchange contracts gains
(losses)	417	(1,660)	(939)	(13,372)
Foreign currency gain (loss), net	$(257)	$1,379	$181	$(1,568)

8. REVOLVING CREDIT FACILITY AND BANK BORROWINGS

The Company’s borrowings consist of:

	September 30, 2017	December 31, 2016
	(in thousands)
Notes payable	$1,058	$2,329
Capital lease obligations	47	49
Total borrowings and capital lease obligations	1,105	2,378
Less: Current portion of borrowings and capital lease obligations	1,070	2,338
Total long-term capital lease obligations	$35	$40

Senior Revolving Credit Facility

In December 2011, the Company entered into a revolving credit facility (“the Facility”), pursuant to an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders. The Credit Agreement, as amended, contains certain covenants that restrict certain actions by the Company, including limitations on: (i) stock repurchases to $50.0 million per year, subject to certain restrictions; and (ii) capital expenditures and commitments to $50.0 million per year. The Credit Agreement also requires the Company to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed $20.0 million during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of 2.00 to 1.00. As of September 30, 2017, the Company was in compliance with all financial covenants.
As of September 30, 2017, the total commitments available from the lenders under the Facility were $80.0 million. At September 30, 2017, the Company had no outstanding borrowings and $1.3 million in outstanding letters of credit under the Facility, which reduce the amounts available for borrowing under the terms of the Facility. As of September 30, 2017 and December 31, 2016, the Company had $78.7 million of available borrowing capacity under the Facility.
On October 13, 2017, the Company entered into the Fourteenth Amendment to the Amended and Restated Credit Agreement which: (i) increased the total commitments under the Facility to $100.0 million from $80.0 million, (ii) added an additional lender under the Facility, (iii) increased the amount of average outstanding borrowings at which financial covenant ratios become effective during certain periods to the lesser of $40.0 million or 40% of the total commitments, (iv) permits certain intercompany loans of up to $375.0 million, and (v) amended certain other provisions to be more favorable to the Company.
Asia Revolving Credit Facility
The Company’s revolving credit facility agreement (the “Asia Facility”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”), provides the Company uncommitted dual currency revolving loan facilities of up to 40.0 million Chinese Renminbi (“RMB”), or $6.0 million, with a combined facility limit of RMB 60.0 million, or $9.0 million. As of September 30, 2017 and December 31, 2016, borrowings under the Asia Facility remained suspended at the discretion of HSBC. The Asia Facility will mature in February 2021.
Notes Payable
Notes payable incur interest at fixed rates ranging from 1.95% to 2.83%.

The maturities of the Company’s debt and capital lease obligations were:

September 30, 2017
(in thousands)
2017 (remainder of year)	$1,065
2018	13
2019	13
2020	11
2021	3
Total principal debt maturities and capital lease obligations	1,105
Less: current portion	1,070
Non-current portion	$35

9. EQUITY

Common Stock

The Company has one class of common stock with a par value of $0.001 per share. There are 250 million shares of common stock authorized for issuance. Holders of common stock are entitled to one vote per share on all matters presented to the stockholders.

Common Stock Repurchase Program
For the three and nine months ended September 30, 2017, the Company repurchased 2.1 million and 3.4 million shares of its common stock, respectively, at a cost of $17.1 million and $27.1 million, including commissions, respectively, including unsettled trades for 150,000 shares totaling $1.4 million, which were completed on October 2, 2017. During the three and nine months ended September 30, 2016, the Company did not repurchase any of its common stock. As of September 30, 2017, the Company had remaining authorization to repurchase approximately $91.7 million of its common stock, subject to restrictions under its Credit Agreement. See Part II - Other Information, Item 2. ‘Unregistered Sales of Equity Securities’ for further details on repurchases of common stock during the three months ended September 30, 2017.

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
The Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights to preferred dividends, liquidation, winding-up, and dissolution. Holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6% per annum. If the Company fails to make timely dividend payments, the dividend rate will increase to 8% per annum until such time as all accrued but unpaid dividends have been paid in full. As of September 30, 2017 and December 31, 2016, the Company had accrued preferred dividends of $3.0 million, which are reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets. These accrued dividends were paid in cash in October 2017 and January 2017, respectively.
Conversion Rights of the Company and Blackstone
The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $14.50 per share, subject to adjustment for customary anti-dilution provisions. Beginning January 27, 2017, provided the closing price of the Company’s common stock has been equal to or greater than $29.00 for 20 consecutive trading days, the Company may elect to convert all or a portion of the Series A Preferred Stock into an equivalent number of shares of common stock. At September 30, 2017, had the holders converted or the Company been entitled to exercise its conversion right, the Series A Preferred Stock would have been convertible into 13,793,100 shares of common stock.
Redemption Rights of the Company and Blackstone
The Company has the option to redeem the Series A Preferred Stock anytime on or after January 27, 2022, for 100% of the stated redemption value of $200 million plus all accrued and unpaid dividends.
Blackstone has the option to cause the redemption of the Series A Preferred Stock any time after January 27, 2022, or upon a change in control. Further, upon certain change of control events, Blackstone can require the Company to repurchase the Series A Preferred Stock at 101% of the redemption value plus all accrued and unpaid dividends. The carrying value of the Series A Preferred Stock is accreted up to its $200 million redemption value on a straight-line basis through the redemption date.

10. SHARE-BASED COMPENSATION
The Company’s share-based compensation awards are issued under the 2015 Equity Incentive Plan (“2015 Plan”) and two predecessor plans, the 2005 Equity Incentive Plan and the 2007 Equity Incentive Plan (the “2007 Plan”). Any awards that expire or are forfeited under the 2007 Plan become available for issuance under the 2015 Plan. There were 7,928,141 shares of common stock reserved and authorized for issuance at September 30, 2017, under all plans, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.
Refer to Notes 1 and 11 of the Company’s Annual Report for a detailed description of the Company’s share-based compensation awards, including information related to grant date fair value, vesting terms, performance, and other conditions.
Share-Based Compensation Expense
Pre-tax share-based compensation expense reported in the Company’s condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of sales	$93	$135	$293	$386
Selling, general and administrative expenses	2,813	1,973	6,558	7,620
Total share-based compensation expense	$2,906	$2,108	$6,851	$8,006

Stock Option Activity

Stock option activity during the nine months ended September 30, 2017 was:

Number of Options
Outstanding December 31, 2016	518,252
Granted	200,000
Exercised	(1,500)
Forfeited or expired	(156,720)
Outstanding September 30, 2017	560,032

As of September 30, 2017, the Company had $0.5 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 2.51 years. The weighted average exercise price of vested options was $12.98 per share.

Restricted Stock Awards and Restricted Stock Units Activity

The Company grants time-based Restricted Stock Awards (“RSAs”) as well as time-based and performance-based Restricted Stock Units (“RSUs”). RSA and RSU activity during the nine months ended September 30, 2017 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	11,430	$10.28	3,855,368	$10.31
Granted	35,114	6.84	2,433,601	6.84
Vested	(20,208)	8.78	(717,302)	10.90
Forfeited	—	—	(1,720,629)	9.61
Unvested at September 30, 2017	26,336	$6.84	3,851,038	$8.00

RSAs vested during the nine months ended September 30, 2017 consisted entirely of time-based awards. As of September 30, 2017, unrecognized share-based compensation expense for RSAs was $0.2 million, which is expected to amortize over a remaining weighted average period of 0.68 years.
RSUs vested during the nine months ended September 30, 2017 consisted of 648,985 time-based awards and 68,317 performance-based awards. As of September 30, 2017, unrecognized share-based compensation expenses for time-based and performance-

based awards were $11.6 million and $4.7 million, respectively, and are expected to amortize over a remaining weighted average period of 1.98 years.

11. INCOME TAXES

Income tax expense and effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except effective tax rate)
Income before income taxes	$2,584	$157	$48,118	$31,854
Income tax expense	955	1,690	13,519	7,704
Effective tax rate	37.0%	1,076.4%	28.1%	24.2%

The decrease in the effective tax rate for the three months ended September 30, 2017, compared to the same period in 2016, is primarily due to the atypical rate in 2016 caused by the amount of income tax expense compared to the low income before income taxes for the period. Additionally, there is an impact due to operating losses in certain jurisdictions where the Company has determined that it is not more likely than not to realize the associated tax benefits, partially offset by tax expense recorded in profitable jurisdictions. The increase in effective tax rate for the nine months ended September 30, 2017, compared to the same period in 2016, was driven primarily by tax expense recorded in profitable jurisdictions, partially offset by operating losses in certain jurisdictions where the Company has determined that it is not more likely than not to realize the associated tax benefits. The Company’s effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions as well as book losses in certain jurisdictions for which tax benefits cannot be recognized. There were no significant or unusual discrete tax items during the three and nine months ended September 30, 2017. The Company had unrecognized tax benefits of $5.1 million and $4.8 million at September 30, 2017 and December 31, 2016, respectively, and the Company does not expect any significant changes in tax benefits in the next twelve months.

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Numerator:
Net income (loss) attributable to common
stockholders	$(2,263)	$(5,352)	$22,978	$12,744
Less: adjustment for income allocated to participating
securities	—	—	(3,642)	(2,018)
Net income (loss) attributable to common
stockholders - basic and diluted	$(2,263)	$(5,352)	$19,336	$10,726
Denominator:
Weighted average common shares outstanding - basic	71,895	73,493	73,212	73,323
Plus: dilutive effect of stock options and unvested
restricted stock units	—	—	948	1,407
Weighted average common shares outstanding -
diluted	71,895	73,493	74,160	74,730

Net income (loss) per common share:
Basic	$(0.03)	$(0.07)	$0.26	$0.15
Diluted	$(0.03)	$(0.07)	$0.26	$0.14

Diluted EPS is calculated using the two-class method. For the three months ended September 30, 2016, 1.7 million options and restricted stock units were excluded from the calculation of diluted EPS under the two-class method because the effect was anti-dilutive. For the nine months ended September 30, 2017, 0.7 million stock options and RSUs, and all potentially convertible Series A Preferred Stock shares were excluded from the calculation of diluted EPS under the two-class method because the effect would be anti-dilutive. If converted, Series A Preferred Stock would represent approximately 16.1% of the Company’s common stock outstanding, or 13.8 million additional common shares as of September 30, 2017.

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
Future minimum lease payments under operating leases were as follows:

September 30, 2017
(in thousands)
2017 (remainder of year)	$14,992
2018	51,789
2019	36,534
2020	28,287
2021	22,514
Thereafter	68,658
Total minimum lease payments	$222,774
Minimum sublease rental income of $0.2 million under non-cancelable subleases, and contingent rentals, which may be paid under certain retail leases on a basis of percentage of sales in excess of stipulated amounts, are excluded from the commitment schedule.

Rent expense under operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Minimum rentals (1)	$19,505	$21,983	$60,693	$66,967
Contingent rentals	4,264	4,789	12,086	12,467
Less: Sublease rentals	(55)	(21)	(144)	(139)
Total rent expense	$23,714	$26,751	$72,635	$79,295
(1) Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking, and storage fees, which were approximately $2.5 million and $2.5 million during the three months ended September 30, 2017 and 2016, respectively, and $7.7 million during each of the nine months ended September 30, 2017 and 2016, respectively.

Purchase Commitments
Under the terms of an annual supply agreement, the Company guarantees payment for certain third-party manufacturer purchases of raw materials used in the manufacture of its products, up to a maximum of €3.5 million (approximately $4.1 million as of September 30, 2017).
As of September 30, 2017, the Company had purchase commitments with other third-party manufacturers, primarily for materials and supplies used in the manufacture of the Company’s products, for an aggregate of $114.9 million. The Company also renewed agreements with two service providers, for three years at $5.0 million per year, and 18 months at $2.0 million per year, respectively.

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

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has three reportable operating segments based on the geographic nature of its operations: the Americas, Asia Pacific, and Europe. In addition, the ‘Other businesses’ category aggregates insignificant operating segments that do not meet the reportable segment threshold, including manufacturing operations located in Mexico and Italy, and corporate operations.

Each of the reportable operating segments derives its revenues from the sale of footwear and accessories to external customers. Revenues for ‘Other businesses’ include non-footwear product sales to external customers that are excluded from the measurement of segment operating revenues and income.

Segment performance is evaluated based on segment results without allocating corporate expenses, or indirect general, administrative, and other expenses. Segment profits or losses include adjustments to eliminate inter-segment sales. Reconciling items between segment operating income and income (loss) from operations consist of other businesses and unallocated corporate and other expenses, as well as inter-segment eliminations. The following tables set forth information related to reportable operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues: (1)
Americas	$120,459	$114,659	$374,336	$373,886
Asia Pacific	80,039	90,920	303,028	326,268
Europe	42,521	40,038	146,492	148,035
Total segment revenues	243,019	245,617	823,856	848,189
Other businesses	254	271	545	667
Total consolidated revenues	$243,273	$245,888	$824,401	$848,856
Operating income: (1)
Americas	$24,102	$16,329	$71,309	$50,919
Asia Pacific	13,264	17,303	73,294	77,687
Europe	5,416	1,751	27,721	16,712
Total segment income from operations	42,782	35,383	172,324	145,318
Reconciliation of total segment income (loss) from
operations to income before income taxes:
Other businesses	(6,233)	(7,179)	(16,883)	(19,291)
Unallocated corporate and other	(33,864)	(29,419)	(107,728)	(92,394)
Income (loss) from operations	2,685	(1,215)	47,713	33,633
Foreign currency gain (loss), net	(257)	1,379	181	(1,568)
Interest income	269	178	576	558
Interest expense	(167)	(184)	(539)	(661)
Other income (loss)	54	(1)	187	(108)
Income before income taxes	$2,584	$157	$48,118	$31,854
Depreciation and amortization:
Americas	$1,383	$1,417	$4,075	$4,400
Asia Pacific	863	1,036	2,710	3,107
Europe	374	319	1,138	1,815
Total segment depreciation and amortization	2,620	2,772	7,923	9,322
Other businesses	1,618	1,614	5,106	5,060
Unallocated corporate and other	3,648	4,056	11,672	11,091
Total consolidated depreciation and amortization	$7,886	$8,442	$24,701	$25,473
(1) Revenues and operating results reflect targeted reductions of company-operated stores and discount channel sales, a focus on higher margin core molded products, and continued focus on reducing selling, general and administrative expenses.

15. LEGAL PROCEEDINGS

The Company was subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, the Company was notified about the issuance of assessments totaling approximately $4.6 million, plus interest and penalties, for the period January 2010 through May 2011. The Company has disputed these assessments and asserted defenses to the claims. On February 25, 2015, the Company received additional assessments totaling approximately $10.5 million, plus interest and penalties, related to the remainder of the audit period. The Company has also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, the Company received a favorable ruling on its appeal of the first assessment, which the Company expects the taxing authority to appeal. The remaining assessments are still pending appeal. In the event that the definitive resolution of these administrative appeals is adverse to the Company, the Company has recourse to further judicial processes, which would likely require the posting of a bond. The Company has not recorded these items within the condensed consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

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

For all other claims and other disputes, the Company has accrued estimated losses of $0.5 million within ‘Accrued expenses and other liabilities’ in its condensed consolidated balance sheet as of September 30, 2017. Where the Company is able to estimate possible losses or a range of possible losses, the Company estimates that as of September 30, 2017, it is reasonably possible that losses associated with these claims and other disputes could potentially exceed amounts accrued by the Company by up to $0.1 million.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and its consolidated subsidiaries (collectively, the “Company,” “Crocs,” “we,” “our,” or “us”) are engaged in the design, development, manufacturing, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for men, women, and children. The broad appeal of our footwear has allowed us to market our products through a wide range of distribution channels, our own Crocs single-branded stores including both full-price and outlet stores, our own e-commerce sites, traditional multi-branded stores including family footwear stores, sporting goods stores and a variety of specialty and independent retail channels, and third-party e-commerce sites. In select markets we also sell to distributors that are typically granted the rights to distribute our products in a given geographical area.

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends to impact our operating results:

•	Continued softening in select global regional economies and a cautious retail environment may negatively affect customer purchasing trends.

•	Foreign exchange rate volatility may continue to impact our reported U.S. Dollar results from our foreign operations.

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

•	We anticipate that our annual gross margin for 2017 will trend to approximately 50%, as our seasonal sales volumes are lower in our third and fourth quarters.

•
We have identified reductions in SG&A in the amount of $75 to $85 million which are projected to generate an annual $30 to $35 million improvement in earnings before interest and taxes by 2019, compared to 2016. We expect to achieve approximately $30 million of these SG&A reductions in 2017. We expect to incur charges of approximately $10 to $15 million over the next two years to achieve these SG&A reductions, with approximately $10 million of that being incurred in 2017, of which $7.6 million had been incurred through September 30, 2017. We anticipate closing or transferring approximately 95 and 65 company-operated retail stores in 2017 and 2018, respectively, thereby reducing our total store count to approximately 400 from 558 at the end of 2016. The majority of company-operated store closures will occur as store leases expire.

•	We anticipate lower retail revenues as we continue to optimize our sales channels.

 Use of Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), we present certain information related to our current period results of operations through “constant currency,” which is a non-GAAP financial measure and should be viewed as a supplement to our results of operations and presentation of reportable segments under U.S. GAAP. Constant currency represents current period results that have been retranslated using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

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

Financial Highlights

The following are significant developments in our businesses during the three months ended September 30, 2017:

•	Revenues for the three months ended September 30, 2017 were $243.3 million, a decrease of $2.6 million, or 1.1%, compared to the same period in 2016.

•	Cost of sales for the three months ended September 30, 2017 was $119.8 million, a decrease of $3.6 million, or 3.0%, compared to the same period in 2016.

•
Gross profit for the three months ended September 30, 2017 was $123.5 million, an increase of $1.0 million, or 0.8%. Gross margin increased 100 basis points to 50.8%, compared to the same period in 2016.

•
SG&A decreased $2.9 million, or 2.3%, after the effects of $3.6 million in strategic consulting and reorganization costs, for the three months ended September 30, 2017 compared to the same period in 2016.

•	Income from operations improved by $3.9 million, coming in at $2.7 million compared to last year’s third quarter loss of $1.2 million.

•
Net loss attributable to common stockholders improved $3.1 million to a loss of $2.3 million compared to a loss of $5.4 million for the same period in 2016. Basic and diluted net loss per common share was $0.03 for the three months ended September 30, 2017, compared to $0.07 for the three months ended September 30, 2016.

Future Outlook

We intend to continue our strategic plans for long-term improvement and growth of the business, which comprise these key initiatives:

(1)    focusing on driving clogs and sandals growth (sandals includes flips and slides),

(2)    enhancing brand relevance and esteem through our “Come as You Are” campaign using effective digital marketing,

(3)    focusing on driving consistent growth in e-commerce and wholesale and optimizing distributor and outlet productivity and performance,

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

We are refining our business model around the world, prioritizing direct investment in larger-scale geographies to focus our resources on the demographics with the largest growth prospects, moving away from direct investment in the retail and wholesale businesses in smaller markets, and transferring significant commercial responsibilities to distributors and other third-parties. Further, we intend to expand our engagement with leading wholesale accounts in select markets to drive sales growth, optimize product placement and enhance brand reputation.

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016

Results of Operations

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands, except per share, margin, unit sales, and average selling price data)
Revenues	$243,273	$245,888	$(2,615)	(1.1)%
Cost of sales	119,810	123,454	(3,644)	(3.0)%
Gross profit	123,463	122,434	1,029	0.8%
Selling, general and administrative expenses	120,778	123,649	(2,871)	(2.3)%
Income (loss) from operations	2,685	(1,215)	3,900	321.0%
Foreign currency gain (loss), net	(257)	1,379	(1,636)	(118.6)%
Interest income	269	178	91	51.1%
Interest expense	(167)	(184)	17	9.2%
Other income (expense)	54	(1)	55	5,500.0%
Income before income taxes	2,584	157	2,427	1,545.9%
Income tax expense	955	1,690	(735)	(43.5)%
Net income (loss)	1,629	(1,533)	3,162	206.3%
Dividends on Series A convertible preferred stock	(3,000)	(3,000)	—	—%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(892)	(819)	(73)	(8.9)%
Net loss attributable to common stockholders	$(2,263)	$(5,352)	$3,089	57.7%
Net loss per common share:
Basic	$(0.03)	$(0.07)	$0.04	57.1%
Diluted	$(0.03)	$(0.07)	$0.04	57.1%

Gross margin	50.8%	49.8%	100	2.0%
Operating margin	1.1%	(0.5)%	160	320.0%
Footwear unit sales	13,050	12,135	915	7.5%
Average footwear selling price	$18.17	$19.96	$(1.79)	(9.0)%

Revenues. Revenues decreased $2.6 million, or 1.1%, in the three months ended September 30, 2017, compared to the same period in 2016. The revenues decreased primarily due to the sale of our Taiwan business in the fourth quarter of 2016, the sale of our Middle East business in the second quarter of 2017, targeted reductions in the number of company-operated retail stores, and additional actions taken to optimize our wholesale, retail, and e-commerce channels. Lower average footwear selling prices reduced revenues by approximately $22.5 million, or 9.0%, as our product, store, and channel mix continued to change. This was partially offset by higher sales volumes, which increased revenues by $18.6 million, or 7.5%, and by an increase of $1.3 million, or 0.5%, from foreign currency translation.

Cost of sales. During the three months ended September 30, 2017, cost of sales decreased $3.6 million, or 3.0%, compared to the same period in 2016. Lower average costs per unit were primarily the result of product mix, reflecting our ongoing focus on core molded products, which cost less to produce, and continued supply chain cost reductions, including a reallocation of third-party manufacturing production to lower-cost suppliers within the Asia Pacific region. Lower average costs per unit reduced cost of sales by approximately $13.6 million, or 11.1%, which was partially offset by an increase due to higher unit sales volume of $9.3 million, or 7.5%, and by an increase of $0.7 million, or 0.6%, from foreign currency translation.

Gross profit. During the three months ended September 30, 2017, gross profit increased $1.0 million, or 0.8%, and gross margin increased 100 basis points to 50.8%, compared to the same period in 2016. The increase in gross profit was primarily due to our continued focus on sales of higher margin products. Increases of approximately $9.2 million, or 7.5%, resulting from higher sales unit volumes and $0.6 million, or 0.5%, from foreign currency translation, were offset in part by a decrease of $8.8 million, or 7.2%, which resulted from a decline in our average selling prices that exceeded the decrease in our average costs per unit.

Selling, general and administrative expenses. SG&A decreased $2.9 million, or 2.3%, during the three months ended September 30, 2017, compared to the same period in 2016. The decrease was primarily due to the combined impacts of a decrease in facilities expenses of $3.9 million, as a result of fewer company-operated retail stores and the sales of our Taiwan and Middle East businesses, and lower retail store impairment expense of $0.8 million. These savings were offset in part by higher stock compensation expense of $0.8 million and higher services and other expenses of $1.0 million, none of which were individually significant.

Foreign currency gain, net. Foreign currency gain, net, consists of unrealized and realized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies, and realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended September 30, 2017, we recognized realized and unrealized net foreign currency losses of $0.3 million compared to net gains of $1.4 million during the three months ended September 30, 2016.

Income tax expense. During the three months ended September 30, 2017, income tax expense decreased $0.7 million compared to the same period in 2016. The effective tax rate for the three months ended September 30, 2017 was 37.0% compared to an effective tax rate of 1,076.4% for the same period in 2016, a 1,039.4% decrease. The 2016 effective tax rate was atypical as a result of the amount of income tax expense as compared to low income before income taxes for the period. Additionally, there is an impact due to operating losses in certain jurisdictions where the Company has determined that it is not more likely than not to realize the associated tax benefits, partially offset by tax expense recorded in profitable jurisdictions. Our effective tax rate of 37.0% for the three months ended September 30, 2017 differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions as well as book losses in certain jurisdictions for which tax benefits cannot be recognized.

Revenues By Channel

	Three Months Ended September 30,		Change		Constant Currency Change (1)
	2017	2016	$	%	$	%
	(in thousands)
Wholesale:
Americas	$41,642	$41,389	$253	0.6%	$153	0.4%
Asia Pacific	41,005	45,565	(4,560)	(10.0)%	(4,034)	(8.9)%
Europe	23,857	21,909	1,948	8.9%	604	2.8%
Other businesses	254	271	(17)	(6.3)%	(28)	(10.3)%
Total wholesale	106,758	109,134	(2,376)	(2.2)%	(3,305)	(3.0)%
Retail:
Americas	57,404	56,607	797	1.4%	689	1.2%
Asia Pacific	29,497	37,259	(7,762)	(20.8)%	(7,213)	(19.4)%
Europe	12,434	13,194	(760)	(5.8)%	(1,457)	(11.0)%
Total retail	99,335	107,060	(7,725)	(7.2)%	(7,981)	(7.5)%
E-commerce:
Americas	21,413	16,662	4,751	28.5%	4,668	28.0%
Asia Pacific	9,537	8,096	1,441	17.8%	1,708	21.1%
Europe	6,230	4,936	1,294	26.2%	974	19.7%
Total e-commerce	37,180	29,694	7,486	25.2%	7,350	24.8%
Total revenues	$243,273	$245,888	$(2,615)	(1.1)%	$(3,936)	(1.6)%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.
Wholesale channel revenues. During the three months ended September 30, 2017, revenues from our wholesale channel decreased $2.4 million, or 2.2%, compared to the same period in 2016. Wholesale revenues decreased due to the sale of our Taiwan business in the fourth quarter of 2016 and reduced sales in our Asia-Pacific segment as we continue to pursue business model changes to drive higher quality revenues and improve profitability across Asia. An increase of approximately $10.3 million, or 9.4%, from higher sales volumes, was offset by a decrease of $13.6 million, or 12.5%, attributable to lower average selling prices, while an increase of $0.9 million, or 0.9%, resulted from foreign currency translation.

Retail channel revenues. During the three months ended September 30, 2017, revenues from our retail channel decreased $7.7 million or 7.2%, compared to the same period in 2016. The decrease in retail channel revenues compared to the same period in 2016 was due primarily to our declining full-price store count, consistent with our store rationalization plan, as well as lower average selling prices as we shift to lower-priced molded product. We operated 80 fewer stores compared to the end of last year’s third quarter, achieving a net decrease of 29 company-operated retail store locations in the third quarter of 2017. Approximately $3.3 million, or 3.1%, of the decrease resulted from lower sales volumes, a decrease of $4.6 million, or 4.3%, was attributable to lower average selling prices, partially offset by an increase of $0.2 million, or 0.2%, from foreign currency translation.

E-commerce channel revenues. During the three months ended September 30, 2017, revenues from our e-commerce channel increased $7.5 million, or 25.2%, compared to the same period in 2016, as this channel continued to grow in importance to our overall business. Revenues increased by $8.8 million, or 29.7%, from higher sales volumes, were offset in part by a decrease of $1.4 million, or 5.0%, due to lower average selling prices, while foreign currency translation resulted in an increase of $0.1 million, or 0.5%.

Future changes in average selling prices will be impacted by: (i) the mix of products sold, (ii) the sales channel under which the sales are made (as we generally realize higher sales prices from our retail and e-commerce channels as compared to our wholesale channel), and (iii) the level of sales discounts and incentives we offer our customers.

Comparison of the Three Months Ended September 30, 2017 and 2016 by Reportable Operating Segment

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended September 30,		Change		Constant Currency Change (1)
	2017	2016	$	%	$	%
	(in thousands)
Revenues:
Americas	$120,459	$114,658	$5,801	5.1%	$5,510	4.8%
Asia Pacific	80,039	90,920	(10,881)	(12.0)%	(9,539)	(10.5)%
Europe	42,521	40,039	2,482	6.2%	121	0.3%
Total segment revenues	243,019	245,617	(2,598)	(1.1)%	(3,908)	(1.6)%
Other businesses	254	271	(17)	(6.3)%	(28)	(10.3)%
Total revenues	$243,273	$245,888	$(2,615)	(1.1)%	$(3,936)	(1.6)%

Income (loss) from operations:
Americas	$24,102	$16,329	$7,773	47.6%	$7,377	45.2%
Asia Pacific	13,264	17,303	(4,039)	(23.3)%	606	3.5%
Europe	5,416	1,751	3,665	209.4%	570	32.6%
Total segment operating income	42,782	35,383	7,399	20.9%	8,553	24.2%
Other businesses (2)	(6,233)	(7,179)	946	13.2%	2,149	29.9%
Unallocated corporate and other (3)	(33,864)	(29,419)	(4,445)	(15.1)%	(4,964)	(16.9)%
Total operating income (loss)	$2,685	$(1,215)	$3,900	321.0%	$5,738	472.3%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.
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

Americas Operating Segment

Revenues. During the three months ended September 30, 2017, revenues for our Americas segment increased $5.8 million, or 5.1%, compared to the same period in 2016, reflecting growth in each channel. The increase in revenues was led by a 28.5% increase in e-commerce revenues, and additional modest increases in both wholesale and retail revenues, despite 12 fewer company-operated retail stores compared to last year. Higher sales volumes resulted in an increase of approximately $10.4 million, or 9.1%, which was partially offset by a decrease in average selling prices of $4.9 million, or 4.3%, while foreign currency translation resulted in an increase of $0.3 million or 0.3%.

Income from Operations. During the three months ended September 30, 2017, gross profit for the Americas segment increased $3.7 million, or 6.3%, and gross margin increased 60 basis points to 51.7%, compared to the same period in 2016. The increase in the Americas segment gross profit is due to the net impact of an increase of $5.3 million, or 9.1%, due to higher sales volumes and a decrease of $1.6 million, or 2.8%, due to a decline in our average selling prices that exceeded the decline in our average costs per unit. The effect of foreign currency translation on gross margin was insignificant.

During the three months ended September 30, 2017, SG&A for our Americas segment decreased $4.1 million, or 9.7%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of a decrease in marketing expenses of $2.6 million, a decrease of $0.9 million in facilities expenses due primarily to reduced retail store locations, and our SG&A reduction efforts, a decrease of $0.4 million in retail store impairments, and decreases of $0.2 million in services and other expenses, none of which were individually significant.

Asia Pacific Operating Segment

Revenues. During the three months ended September 30, 2017, revenues for our Asia Pacific segment decreased $10.9 million, or 12.0%, compared to the same period in 2016. Increased e-commerce revenues of 17.8% were offset by declines in wholesale and retail channel revenues. Wholesale revenues decreased due to the sale of our Taiwan business in the fourth quarter of 2016, and reduced sales as we continue to pursue business model changes to drive higher quality revenues and improve profitability across Asia. Retail revenues declined by 20.8% as we operated 58 fewer stores in the region compared to last year. Higher sales volumes of approximately $8.1 million, or 8.9%, were offset by a decrease in average selling prices of $17.6 million, or 19.4%, accompanied by a decrease of $1.4 million, or 1.5%, from foreign currency translation.

Income from Operations. During the three months ended September 30, 2017, gross profit for our Asia Pacific segment decreased $7.1 million, or 13.5%, and gross margin decreased 110 basis points to 56.4% compared to the same period in 2016. The decrease in the Asia Pacific segment gross profit is due to the net impact of an increase of $4.6 million, or 8.9%, due to higher unit sales volumes, a decrease of $11.1 million, or 21.2%, due to a decline in average selling prices that exceeded the decline in average costs per unit, and a $0.6 million, or 1.2%, decrease from foreign currency translation.

During the three months ended September 30, 2017, SG&A for our Asia Pacific segment decreased $3.0 million or 8.7%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of a decrease of $3.8 million in salaries, wages, and facilities expenses as a result of the reduction in the number of company-operated retail stores, and our SG&A reduction efforts, partially offset by an increase in services and other expenses of $0.8 million, none of which were individually significant.

Europe Operating Segment

Revenues. During the three months ended September 30, 2017, revenues for our Europe segment increased $2.5 million, or 6.2%, compared to the same period in 2016. E-commerce and wholesale channels grew, while retail results were negatively impacted by both planned store closures and the aftermath of terrorist activity in Russia. Revenues increased by approximately $0.5 million, or 1.1%, due to higher sales volumes, which was offset in part by a decrease of $0.4 million, or 0.9%, attributable to lower average selling prices and an increase of $2.4 million, or 5.9%, from foreign currency translation.

Income from Operations. During the three months ended September 30, 2017, gross profit for the Europe segment increased $1.0 million, or 5.0%, and gross margin increased 60 basis points to 51.7% compared to the same period in 2016. The increase in the Europe segment gross profit was due to the net impact of an increase of $0.2 million, or 1.2%, from higher unit sales volumes, which was offset by a decrease of $0.4 million, or 2.1%, from lower average selling prices that exceeded the increase in our cost per unit, and a $1.2 million, or 5.9%, increase from foreign currency translation.

During the three months ended September 30, 2017, SG&A for our Europe segment decreased $2.6 million, or 13.6%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of a decrease of $1.8 million in salaries, wages, and facilities expenses, resulting from reductions in the number of company-operated retail stores and our SG&A reduction efforts, and lower bad debts expenses of $2.1 million, which were partially offset by an increase of $1.3 million in services and other SG&A costs.

Unallocated Corporate and Other

During the three months ended September 30, 2017, total net costs within Unallocated Corporate and Other increased by $4.4 million or 15.1%, compared to the same period in 2016. The increase was primarily due to increased incentive compensation of $6.6 million, partially offset by $2.2 million in lower services and other corporate expenses.

Store Locations and Comparable Store Sales

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment:

	June 30, 2017	Opened	Closed (1)	September 30, 2017
Company-operated retail locations:
Type:
Kiosk/store-in-store	84	—	9	75
Retail stores	191	1	17	175
Outlet stores	228	3	7	224
Total	503	4	33	474
Operating segment:
Americas	184	1	6	179
Asia Pacific	228	3	25	206
Europe	91	—	2	89
Total	503	4	33	474
(1) We completed the transfer of one company-operated store in China to a distributor during the period.

Comparable retail store sales and direct to consumer store sales by operating segment are as follows:

	Constant Currency (1)
	Three Months Ended September 30,
	2017	2016
Comparable store sales (retail only): (2)
Americas	2.8%	(2.8)%
Asia Pacific	(2.9)%	(5.8)%
Europe	(2.1)%	(0.9)%
Global	0.4%	(3.5)%

	Constant Currency (1)
	Three Months Ended September 30,
	2017	2016
Direct to consumer comparable store sales (includes retail and e-commerce): (2)
Americas	9.2%	(1.7)%
Asia Pacific	3.7%	(2.4)%
Europe	4.8%	(6.7)%
Global	7.0%	(2.6)%
(1) Reflects period over period change on a constant currency basis, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates used in the prior comparative period.
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

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Results of Operations

	Nine Months Ended September 30,
			Change
	2017	2016	$	%
	(in thousands, except per share, margin, unit sales and average selling price data)
Revenues	$824,401	$848,856	$(24,455)	(2.9)%
Cost of sales	397,547	427,416	(29,869)	(7.0)%
Gross profit	426,854	421,440	5,414	1.3%
Selling, general and administrative expenses	379,141	387,807	(8,666)	(2.2)%
Income from operations	47,713	33,633	14,080	41.9%
Foreign currency gain (loss), net	181	(1,568)	1,749	111.5%
Interest income	576	558	18	3.2%
Interest expense	(539)	(661)	122	18.5%
Other income (expense), net	187	(108)	295	273.1%
Income before income taxes	48,118	31,854	16,264	51.1%
Income tax expense	13,519	7,704	5,815	75.5%
Net income	34,599	24,150	10,449	43.3%
Dividends on Series A convertible preferred stock	(9,000)	(9,000)	—	—%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(2,621)	(2,406)	(215)	(8.9)%
Net income attributable to common stockholders	$22,978	$12,744	$10,234	80.3%
Net income per common share:
Basic	$0.26	$0.15	$0.11	73.3%
Diluted	$0.26	$0.14	$0.12	85.7%

Gross margin	51.8%	49.6%	220	4.3%
Operating margin	5.8%	4.0%	180	46.2%
Footwear unit sales	46,868	46,136	732	1.6%
Average footwear selling price	$17.26	$18.13	$(0.87)	(4.8)%

Revenues. Revenues decreased $24.5 million, or 2.9%, in the nine months ended September 30, 2017, compared to the same period in 2016. The decrease in revenues was primarily due to the sale of our Taiwan business in the fourth quarter of 2016, the sale of our Middle East business in the second quarter of 2017, targeted reductions in the number of company-operated retail stores, and additional actions taken to optimize our wholesale, retail, and e-commerce channels. Higher sales volumes of approximately $13.4 million, or 1.6%, were offset by a decrease of $38.2 million, or 4.5%, attributable to lower average selling prices as our product, store, and channel mix continued to change. This was partially offset by an increase of $0.3 million, or less than one percent, from foreign currency translation.

Cost of sales. During the nine months ended September 30, 2017, cost of sales decreased $29.9 million, or 7.0%, compared to the same period in 2016. Lower average costs per unit were primarily the result of product mix, reflecting our ongoing focus on core molded products, and continued supply chain cost reductions, including a shift of third-party manufacturing production within the Asia Pacific region to lower-cost suppliers. Higher unit sales volumes of approximately $6.8 million, or 1.6%, were offset by a decrease of $37.5 million, or 8.8%, due to lower average costs per unit, while the effect of foreign currency translation was an increase of $0.8 million, or 0.2%.

Gross profit. During the nine months ended September 30, 2017, gross profit increased $5.4 million, or 1.3%, and gross margin increased approximately 220 basis points to 51.8% compared to the same period in 2016. The increase in gross profit was primarily due to our continued focus on sales of higher margin products. Higher unit sales volumes of approximately $6.7 million, or 1.6%, were partially offset by a decrease of $0.7 million, or 0.2%, which resulted from a decline in our average selling prices that exceeded the decrease in our average costs per unit, and by a decrease of $0.6 million, or 0.1%, from foreign currency translation.

Selling, general and administrative expenses. SG&A decreased $8.7 million, or 2.2%, during the nine months ended September 30, 2017, compared to the same period in 2016. The decrease was primarily due to the combined net impacts of a decrease of $8.5 million in facilities expenses as a result of fewer company-owned retail stores, lower retail store impairments of $1.5 million, lower net bad debts expense of $2.5 million due to recoveries of previously reserved accounts receivable in China. These savings were partially offset by higher marketing expenses of $1.0 million and an increase in other SG&A expenses of $2.8 million, none of which were individually significant.

Foreign currency gain (loss), net. Foreign currency gain (loss), net, consists of unrealized and realized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies, and realized and unrealized gains and losses on foreign currency derivative instruments. During the nine months ended September 30, 2017, we recognized realized and unrealized foreign currency net gains of $0.2 million compared to net losses of $1.6 million during the nine months ended September 30, 2016.

Income tax expense. During the nine months ended September 30, 2017, income tax expense increased $5.8 million compared to the same period in 2016. The effective tax rate for the nine months ended September 30, 2017 was 28.1% compared to an effective tax rate of 24.2% for the same period in 2016, an increase of 3.9%. The increase in the effective rate was driven primarily by tax expense recorded in profitable jurisdictions, partially offset by operating losses in certain jurisdictions where the Company has determined that it is not more likely than not to realize the associated tax benefits. Our effective tax rate of 28.1% for the nine months ended September 30, 2017 differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions as well as book losses in certain jurisdictions for which tax benefits cannot be recognized.

Revenues By Channel

	Nine Months Ended September 30,		Change		Constant Currency Change (1)
	2017	2016	$	%	$	%
	(in thousands)
Wholesale:
Americas	$169,975	$170,165	$(190)	(0.1)%	$(1,611)	(0.9)%
Asia Pacific	177,086	197,359	(20,273)	(10.3)%	(18,796)	(9.5)%
Europe	95,387	97,163	(1,776)	(1.8)%	(2,493)	(2.6)%
Other businesses	545	667	(122)	(18.3)%	(127)	(19.0)%
Total wholesale	442,993	465,354	(22,361)	(4.8)%	(23,027)	(4.9)%
Retail:
Americas	145,809	150,142	(4,333)	(2.9)%	(4,377)	(2.9)%
Asia Pacific	90,458	101,097	(10,639)	(10.5)%	(9,943)	(9.8)%
Europe	32,924	34,699	(1,775)	(5.1)%	(3,006)	(8.7)%
Total retail	269,191	285,938	(16,747)	(5.9)%	(17,326)	(6.1)%
E-commerce:
Americas	58,552	53,579	4,973	9.3%	4,935	9.2%
Asia Pacific	35,483	27,812	7,671	27.6%	8,819	31.7%
Europe	18,182	16,173	2,009	12.4%	1,845	11.4%
Total e-commerce	112,217	97,564	14,653	15.0%	15,599	16.0%
Total revenues	$824,401	$848,856	$(24,455)	(2.9)%	$(24,754)	(2.9)%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.
Wholesale channel revenues. During the nine months ended September 30, 2017, revenues from our wholesale channel decreased $22.4 million, or 4.8%, compared to the same period in 2016. The decrease was due to lower average sales prices as we shifted to lower-priced molded product, and reduced sales in our Asia-Pacific segment, as we continue to pursue business model changes to drive higher quality revenues and improve profitability across Asia. Higher sales volumes of approximately $5.7 million, or 1.2%, were offset by lower average selling prices of $28.7 million, or 6.2%, while the effect of foreign currency translation was an increase $0.6 million, or 0.1%.

Retail channel revenues. During the nine months ended September 30, 2017, revenues from our retail channel decreased $16.7 million, or 5.9%, compared to the same period in 2016. The decrease in retail channel revenues was due primarily to lower average sales prices as we shifted to lower-priced molded product, and a net decrease of 84 company-operated retail store locations, as we worked to optimize our store fleet. Sales volumes decreased by approximately $5.6 million, or 2.0%, and average selling prices were lower by $11.7 million, or 4.1%, partially offset by an increase of $0.6 million, or 0.2%, from foreign currency translation.

E-commerce channel revenues. During the nine months ended September 30, 2017, revenues from our e-commerce channel increased $14.7 million, or 15.0%, compared to the same period in 2016, as this channel continued to grow in importance to our business. Revenues increased by approximately $26.8 million, or 27.5%, from higher sales volumes, and were offset in part by decreases of $11.2 million, or 11.5%, due to lower average selling prices, and $0.9 million, or 1.0%, from foreign currency translation.

Comparison of the Nine Months Ended September 30, 2017 and 2016 by Reportable Operating Segment

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Nine Months Ended September 30,		Change		Constant Currency Change (1)
	2017	2016	$	%	$	%
Revenues:
Americas	$374,336	$373,886	$450	0.1%	$(1,053)	(0.3)%
Asia Pacific	303,028	326,268	(23,241)	(7.1)%	(19,920)	(6.1)%
Europe	146,492	148,035	(1,542)	(1.0)%	(3,654)	(2.5)%
Total segment revenues	823,856	848,189	(24,333)	(2.9)%	(24,627)	(8.9)%
Other businesses	545	667	(122)	(18.3)%	(127)	(19.0)%
Total revenues	$824,401	$848,856	$(24,455)	(2.9)%	$(24,754)	(2.9)%

Income from operations:
Americas	$71,309	$50,919	$20,390	40.0%	$(3,728)	(7.3)%
Asia Pacific	73,294	77,687	(4,393)	(5.7)%	(17,139)	(22.1)%
Europe	27,721	16,712	11,009	65.9%	5,366	32.1%
Total segment operating income	172,324	145,318	27,006	18.6%	(15,501)	(10.7)%
Other businesses (2)	(16,883)	(19,291)	2,408	12.5%	8,610	44.6%
Unallocated corporate and other (3)	(107,728)	(92,394)	(15,334)	(16.6)%	58,011	62.8%
Total operating income	$47,713	$33,633	$14,080	41.9%	$51,120	152.0%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates used in the prior comparative period.
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

Americas Operating Segment

Revenues. During the nine months ended September 30, 2017, revenues for our Americas segment increased by $0.5 million, or 0.1%, compared to the same period in 2016. The increase in revenues resulted primarily from higher e-commerce revenues, which offset decreases in wholesale and retail revenues. Higher unit sales volumes of approximately $7.1 million, or 1.9%, were offset by a decrease in average selling prices of $8.1 million, or 2.2%, while the effect of foreign currency translation was an increase of $1.5 million, or 0.4%.

Income from Operations. During the nine months ended September 30, 2017, gross profit for the Americas segment increased $12.6 million, or 6.9%, and gross margin increased 330 basis points to 52.1%, compared to the same period in 2016. The increase in the Americas segment gross profit is due to the net impact of an increase of $3.5 million, or 1.9%, due to higher unit sales volumes, an increase of $8.9 million, or 4.9%, due to a decrease in our average selling prices that exceeded the decline in our average costs per unit, and an increase of $0.2 million, or 0.1%, from foreign currency translation.

During the nine months ended September 30, 2017, SG&A for our Americas segment decreased $7.8 million, or 6.0%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of a decrease of $2.2 million in facilities expenses as a result of reductions in the number of company-operated retail stores and our SG&A reduction efforts, a decrease of $1.1 million in impairment expense, a decrease of $2.5 million in marketing expenses, and a decrease of $2.0 million in services, information technology, and other expenses, none of which were individually significant.

Asia Pacific Operating Segment

Revenues. During the nine months ended September 30, 2017, revenues for our Asia Pacific segment decreased $23.2 million, or 7.1%, compared to the same period in 2016. Wholesale revenues decreased due to the combined effects of the sales of our Taiwan business in the fourth quarter of 2016, and our Middle East business in the second quarter of 2017, and reduced sales as we continue to pursue business model changes to drive higher quality revenues and improve profitability across Asia. Retail revenues decreased as a result of a lower number of company-operated retail stores. E-commerce revenues increased, with particularly strong performance in China. An increase in sales volumes of approximately $31.3 million, or 9.6%, was offset by a decrease in average selling prices of of $51.2 million, or 15.7%, while the effect of foreign currency translation was a decrease of $3.3 million, or 1.0%.

Income from Operations. During the nine months ended September 30, 2017, gross profit for the Asia Pacific segment decreased $15.6 million, or 8.3%, and gross margin decreased 70 basis points to 57.3% compared to the same period in 2016. The decrease in the Asia Pacific segment gross profit was due to the net impact of an increase in unit sales volumes of $18.1 million, or 9.6%, offset by a decrease in our average selling prices that exceeded the decline in our average costs per unit of $31.8 million, or 16.8%, and a decrease of $1.9 million, or 1.0%, from foreign currency translation.

During the nine months ended September 30, 2017, SG&A for our Asia Pacific segment decreased $11.2 million, or 10.1%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of decreases of $4.2 million in salaries and wages and $4.6 million in facilities expenses as a result of the reduction in the number of company-operated retail stores and our SG&A reduction efforts, lower bad debts expense of $0.3 million, a decrease of $1.2 million in marketing expenses, and a decrease of $0.9 million in services and other costs, none of which were individually significant.

Europe Operating Segment

Revenues. During the nine months ended September 30, 2017, revenues for our Europe segment decreased $1.5 million, or 1.0%, compared to the same period in 2016, as we continued to reduce discount channel sales and company-operated stores, while growing our e-commerce business. Approximately $16.6 million, or 11.2%, of the decrease was due to lower unit sales volumes, partially offset by an increase of $13.0 million, or 8.7%, from higher average selling prices, and an increase of $2.1 million, or 1.4%, from foreign currency translation.

Income from Operations. During the nine months ended September 30, 2017, gross profit for the Europe segment increased $3.1 million, or 4.3%, and gross margin decreased by 270 basis points to 51.6% compared to the same period in 2016. The increase in the Europe segment gross profit is due to the net impact of a decrease of $8.1 million, or 11.2%, due to lower unit sales volumes, offset by an increase of $10.1 million, or 14.0%, due to decreases in average selling prices, and an increase of $1.1 million, or 1.6%, from foreign currency translation.

During the nine months ended September 30, 2017, SG&A for our Europe segment decreased $7.9 million, or 14.1%, compared to the same period in 2016. The decrease in SG&A was primarily due to decreases in salaries and wages of $1.7 million and facilities expenses of $2.1 million as a result of the reduction in company-operated retail stores and SG&A reduction efforts, a decrease of $1.2 million in marketing expenses, lower bad debts expense of $2.0 million, and a decrease in services and other costs of $0.9 million, none of which were individually significant.

Unallocated Corporate and Other

During the nine months ended September 30, 2017, total net costs within ‘Unallocated Corporate and Other’ increased by $15.3 million, or 16.6%, compared to the same period in 2016. The increase was primarily due to an increase of $10.5 million in salaries and wages, including $2.8 million in severance costs, an increase of $5.9 million in marketing expenses, primarily related to our endorsement and promotional activities, partially offset by a decrease of $1.1 million in other corporate costs.

Store Locations and Comparable Store Sales

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment:

	December 31, 2016	Opened	Closed (1)	September 30, 2017
Company-operated retail locations:
Type:
Kiosk/store-in-store	98	—	23	75
Retail stores	228	5	58	175
Outlet stores	232	13	21	224
Total	558	18	102	474
Operating segment:
Americas	190	2	13	179
Asia Pacific	270	15	79	206
Europe	98	1	10	89
Total	558	18	102	474
(1) We completed the transfer of thirty-one company-operated stores in the Middle East and China to distributors during the period.
Comparable retail store sales and direct to consumer store sales by operating segment are as follows:

	Constant Currency (1)
	Nine Months Ended September 30,
	2017	2016
Comparable store sales (retail only): (2)
Americas	(0.3)%	(1.4)%
Asia Pacific	(1.7)%	(4.4)%
Europe	(2.3)%	2.1%
Global	(1.0)%	(2.0)%

	Constant Currency (1)
	Nine Months Ended September 30,
	2017	2016
Direct to consumer comparable store sales (includes retail and e-commerce): (2)
Americas	2.4%	3.0%
Asia Pacific	8.4%	2.3%
Europe	2.6%	0.3%
Global	4.3%	2.4%
(1) Reflects period over period change on a constant currency basis, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates used in the prior comparative period.

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

Liquidity and Capital Resources

We anticipate our cash flows from operations and available borrowings under our revolving credit facility (as described below) will be sufficient to meet the ongoing liquidity needs of our business for the next twelve months. As of September 30, 2017, we had $178.2 million in cash and cash equivalents and up to $78.7 million in available borrowings under our revolving credit facility. At September 30, 2017, $135.0 million of our $178.2 million in cash and cash equivalents was held in international locations. See “Repatriation of Cash” below for more information. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Condensed Consolidated Statements of Cash Flows

Our condensed consolidated statements of cash flows are summarized as follows:

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Cash provided by operating activities	$80,415	$29,354	$51,061
Cash used in investing activities	(12,318)	(14,871)	2,553
Cash used in financing activities	(37,600)	(12,134)	(25,466)
Effect of exchange rate changes on cash	127	4,526	(4,399)
Net change in cash and cash equivalents	$30,624	$6,875	$23,749

Operating Activities. Cash provided by operating activities increased $51.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in cash provided by operating activities resulted from a favorable change in net income as adjusted for non-cash items of $12.5 million, and a favorable change in our operating assets and liabilities of $38.6 million. Net income as adjusted for non-cash items increased due to: (i) an increase of $10.4 million from higher net income; (ii) an increase of $8.9 million from net unrealized foreign currency forward contract gains; (iii) a decrease of share-based compensation expense of $1.2 million; (iv) a decrease of $2.5 million in bad debts; (v) a decrease of $1.5 million in impairment charges; and (vi) a decrease of $1.6 million in other non-cash items

Investing Activities. The $2.6 million decrease in cash used in investing activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily due to the net impact of: (i) a $0.6 million decrease in long-term restricted cash; and (ii) a $4.0 million decrease in capital expenditures for property, equipment, and intangible assets; partially offset by (iii) a decrease in proceeds from asset disposals of $0.9 million.

Financing Activities. The $25.5 million increase in cash used in financing activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 resulted from repurchases of 3.3 million shares of our common stock for approximately $25.6 million, and net repayments on borrowings of $0.1 million during the nine months ended September 30, 2017 compared to the same period in 2016. Our net borrowings decreased because we financed more of our short-term cash requirements from internal cash generated from operations.

Working Capital. Changes in cash from working capital during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 were due primarily to the following: (i) a favorable change of $6.7 million from higher accounts receivable, (ii) a favorable change of $8.7 million from lower inventory levels, due to enhanced inventory management; (iii) a favorable change of $20.6 million in prepaids expenses and other assets; and (iv) a favorable change of $2.6 million from accounts payable, accrued expenses, and other liabilities. Cash and cash equivalents for the nine months ended September 30, 2017 increased by $30.6 million to $178.2 million as of September 30, 2017.

Bad debt expense related to our China operations was not significant during the first nine months of 2017 or 2016, due to the implementation of a more restrictive credit policy in 2015 and continued focus on the creditworthiness of our distribution partners.

Revolving Credit Facility

In order to provide additional liquidity in the future and to help support our strategic goals, our revolving credit facility (“the Facility”), pursuant to an Amended and Restated Credit agreement (“the Credit Agreement”), provides for borrowings of up to $100.0 million through February 2021 (increased from $80.0 million in October 2017). The Facility contains financial covenants that restrict certain actions by us, including limitations on: (i) stock repurchases to $50.0 million per year, subject to certain restrictions; and (ii) capital expenditures and commitments to $50.0 million per year. The Credit Agreement also requires us to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed the lesser of $40.0 million or the financial covenants are in effect, we must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of 2.00 to 1.00. As of September 30, 2017, we were in compliance with all financial covenants. As of September 30, 2017, we had no outstanding borrowings on the Facility and $1.3 million of outstanding letters of credit, resulting in $78.7 million of available credit for future financing needs.

Short-term Bank Borrowings

As of September 30, 2017 and December 31, 2016 we had $1.1 million and $2.3 million, respectively, of current debt outstanding under notes payable. As of September 30, 2017, the notes bore fixed interest rates ranging from 1.95% to 2.83%.

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

During the third quarter and first nine months of 2017, we repurchased 2.1 million and 3.4 million shares, respectively, of our common stock at a cost of $17.1 million and $27.1 million, respectively, including unsettled trades for 150,000 shares totaling $1.4 million, which were completed on October 2, 2017. As of September 30, 2017, we had $91.7 million of remaining common stock repurchase authorizations under our 2013 stock repurchase plan. During the three and nine months ended September 30, 2016, we had no repurchases.

Capital Assets Expenditures

During the nine months ended September 30, 2017, net capital assets acquired, inclusive of intangible assets, were $14.3 million compared to $18.2 million during the nine months ended September 30, 2016. As of September 30, 2017, we have committed to additional purchases of capital assets of approximately $1.9 million. Capital spend during the nine months ended September 30, 2017, related primarily to information technology investments, opening new retail stores, and renovating existing stores.

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
We generally consider unremitted earnings of subsidiaries operating outside of the U.S. to be indefinitely reinvested; however, our Board has approved a foreign cash repatriation strategy. As part of this strategy, we repatriated approximately $65.1 million of current earnings during the nine months ended September 30, 2017 without a tax impact. Further repatriation will depend on future cash requirements in the U.S., future cash requirements in non-U.S. subsidiaries, as well as U.S. tax reform. As of September 30, 2017, we maintain approximately $178.0 million of foreign earnings for which tax has previously been provided that has not yet been repatriated.
Most of the cash balances held outside of the U.S. could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes less applicable foreign tax credits. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. Certain countries have monetary laws, which may limit our ability to utilize cash resources in those countries for operations in other countries. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of September 30, 2017, we held $135.0 million of our total $178.2 million cash balance in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $135.0 million, $0.9 million could potentially be restricted, as described above. If the remaining $134.1 million were immediately repatriated to the U.S., no additional tax expense would be incurred as tax has previously been provided for $178.0 million of foreign earnings in prior periods.
Contractual Obligations

We renewed agreements with two service providers for three years at $5.0 million per year and 18 months at $2.0 million per year, respectively.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2017, other than certain operating lease and purchase commitments, which are described in Note 13 — Commitments and Contingencies.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our critical accounting policies or their application since December 31, 2016.

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

We have experienced and will continue to experience changes in international currency rates, impacting both results of operations and the value of assets and liabilities denominated in foreign currencies. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of September 30, 2017, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $192.4 million. The net fair value of these contracts at September 30, 2017 was an asset of $0.3 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of September 30, 2017, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $1.1 million.

Effects of Changes in Exchange Rates on Translated Results of International Subsidiaries

Changes in exchange rates have a direct effect on our reported U.S. Dollar consolidated financial statements because we translate the operating results and financial position of our international subsidiaries to U.S. Dollars using current period exchange rates.

Specifically, we translate the statements of operations of our foreign subsidiaries into the U.S. Dollar reporting currency using exchange rates in effect during each reporting period. As a result, comparisons of reported results between reporting periods may be impacted significantly due to differences in the exchange rates used to translate the operating results of our international subsidiaries. For example, in our European operating segment, when the U.S. Dollar strengthens relative to the Euro, our reported U.S. Dollar results are lower than if there had been no change in the exchange rate, because more Euros are required to generate the same U.S. Dollar translated amount. Conversely, when the U.S. Dollar weakens relative to the Euro, the reported U.S. Dollar results of our Europe segment are higher compared to a period with a stronger U.S. Dollar relative to the Euro. Similarly, the reported U.S. Dollar results of our Asia Pacific operating segment, where the functional currencies are primarily the Japanese Yen, Chinese Yuan, Korean Won and the Singapore Dollar, are comparatively lower or higher when the U.S. Dollar strengthens or weakens, respectively, relative to these currencies.

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have increased our income before taxes during the three and nine months ended September 30, 2017 by approximately $0.1 million and $0.8 million, respectively. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statement of operations for the three and nine months ended September 30, 2017 and 2016.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

We were subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, we were notified about the issuance of assessments totaling approximately $4.6 million, plus interest and penalties, for the period January 2010 through May 2011. We have disputed these assessments and asserted defenses to the claims. On February 25, 2015, we received additional assessments totaling approximately $10.5 million, plus interest and penalties, related to the remainder of the audit period. We have also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, the Company received a favorable ruling on its appeal of the first assessment, which the Company expects the taxing authority to appeal. The remaining assessments are still pending appeal. In the event that the definitive resolution of these administrative appeals is adverse to us, we have recourse to further judicial processes, which would likely require the posting of a bond. We have not recorded these items within the consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2017	1,200,000	$7.70	1,200,000	$99,469,575
August 1 - August 31, 2017	93,040	7.88	93,040	98,736,244
September 1 - September 30, 2017 (2)	758,500	9.34	758,500	91,653,599
Total	2,051,540	$8.31	2,051,540	$91,653,599
(1) On December 26, 2013, the Company’s Board of Directors approved and authorized a program to repurchase up to $350 million of our common stock. As of September 30, 2017, approximately $91.7 million remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our Credit Agreement, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.
(2) Includes unsettled trades for 150,000 shares totaling $1.4 million, which were settled on October 2, 2017.

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

CROCS, INC.

Date: November 7, 2017	By:	/s/ Carrie W. Teffner
		Name:	Carrie W. Teffner
		Title:	Executive Vice President and Chief Financial Officer