Form 10-K
period 2017-12-31
Crocs, Inc.
filed 2018-02-28
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 0-51754
________________________________________________________________________________________________________________________________
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $432.1 million. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.
The number of shares of the registrant’s common stock outstanding as of February 20, 2018 was 68,830,820.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2018 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

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

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our expectations regarding future trends, expectations, and performance of our business;

•	our belief that we have sufficient liquidity to fund our business operations during the next twelve months;

•	our expectations about the impact of our strategic plans; and

•	our expectations regarding our level of capital expenditures in 2018

Forward-looking statements are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in Part I — Item 1A. Risk Factors of this Annual Report on Form 10-K, elsewhere throughout this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission (the “SEC”). Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

i

Crocs, Inc.
Table of Contents to the Annual Report on Form 10-K
For the Year Ended December 31, 2017

PART I

ITEM 1. Business

The Company

Crocs, Inc. and its consolidated subsidiaries (collectively the “Company,” “Crocs,” “we,” “our,” or “us”) are engaged in the design, development, manufacturing, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear characterized by functionality, comfort, color, and lightweight design. All of our products utilize our proprietary closed-cell resin, called CrosliteTM, along with a range of other materials. Our CrosliteTM material enables us to produce innovative, lightweight footwear. The Company, a Delaware corporation, is the successor to a Colorado corporation of the same name, and was originally organized in 1999 as a limited liability company.

Products

Our product offerings have grown significantly since we first introduced the single-style clog in six colors in 2002. Recognized across the world for our iconic clog silhouette, we have taken the successful formula of a simple design aesthetic, paired it with modern comfort, and expanded into a wide variety of casual footwear products including sandals, flips and slides, shoes, and boots that meet the needs of the whole family.

At the heart of our brand are the Classic and Crocband clogs, our most iconic styles for adults and children - products that embody our innovation in molding, simplicity of design, and all-day comfort. A key differentiating feature of our footwear products is our proprietary closed-cell resin CrosliteTM material, which is uniquely suited for comfort and functionality. The unique look and feel of the Classic clog can be experienced throughout our entire product line due to the use and design of CrosliteTM. For further information on CrosliteTM, see ‘Raw Materials’ below.

We strive to provide our global consumer with comfortable, casual, colorful, and innovative footwear styles. Our collections are designed to meet the needs of the family by focusing on key wearing occasions. Our goal is to deliver casual product assortments with all of the comfort, features, and benefits Crocs is known for. We enjoy licensing partnerships with Disney, Marvel, Nickelodeon, and Warner Bros., among others, which allow us to bring popular global franchises and characters to life on our product in a fun, exciting way.

Sales and Marketing

Each season we focus on presenting a compelling brand story and experience for our new product introductions as well as our on-going core products. Our marketing efforts center on presenting our clog and sandal silhouettes. For the years ended December 31, 2017, 2016, and 2015, total marketing costs, inclusive of advertising, production, promotional, and agency expenses, were approximately $59.1 million, $56.0 million, and $58.2 million, respectively.

We run our business across three major geographic regions: the Americas, Asia Pacific, and Europe, which are discussed in more detail in ‘Business Segments and Geographic Information’ below. We prioritize five core markets including: (i) the United States, (ii) Japan, (iii) China, (iv) South Korea and (v) Germany. These countries have been identified as large-scale geographies where we believe the greatest opportunities for growth exist. We are also concentrating our marketing efforts on these countries, in an effort to increase customer awareness of both our brand and our full product range.

Distribution Channels

The broad appeal of our footwear has allowed us to market our products through a wide range of distribution channels. We currently sell our products in more than 90 countries, primarily through three distribution channels: wholesale, retail, and e-commerce. Our wholesale channel includes domestic wholesalers as well as international wholesalers and distributors; our retail channel includes company-operated stores; and our e-commerce channel includes company-operated e-commerce sites.

Wholesale Channel

During the years ended December 31, 2017, 2016, and 2015, approximately 52.4%, 52.7%, and 54.2% of revenues, respectively, were derived through our wholesale channel. Wholesale customers include family footwear retailers, national and regional retail chains, sporting goods stores, independent footwear retailers, and e-tailers.

Outside the United States, in addition to wholesale customers, we use distributors in select markets where we believe such arrangements are preferable to direct sales. These distributors purchase products pursuant to a price list and are granted the right to resell the products in a defined territory, usually a country or group of countries. Our typical distribution agreements have terms of one to five years and have minimum purchase requirements that allow us to terminate or renegotiate the contract if such minimum requirements are not met. No single wholesale customer accounted for 10% or more of our revenues for any of the years ended December 31, 2017, 2016, and 2015.

Retail Channel

During the years ended December 31, 2017, 2016, and 2015, approximately 33.0%, 34.7%, and 34.7%, respectively, of our revenues were derived from sales through our retail channel. We operate our retail channel through three platforms: company-operated full-price retail and outlet stores, kiosks, and store-in-store locations, which enable us to promote the breadth of our product offering in high-traffic, high-visibility locations. With the worldwide consumer shift toward e-commerce, we are carefully managing and reducing our retail fleet, especially full-priced retail stores, and focusing on enhancing the profitability of this channel. We opened 19 company-operated stores during the year ended December 31, 2017 and closed 130 company-operated stores, including 37 transfers of company-operated stores to distributors. This activity is being taken in connection with the store reduction plan announced early in 2017, pursuant to which we intend to reduce our net retail store count by 160 as of December 31, 2018, compared to December 31, 2016.

Full-Price Retail Stores

Our company-operated full-price retail stores allow us to effectively showcase the full extent of our product ranges to consumers and provide us with the opportunity to interact with our consumers directly. The optimal space for our retail stores is between approximately 1,500 and 1,800 square feet, and is located in high-traffic shopping malls or districts. During the year ended December 31, 2017, we closed 73 and opened 6 full-price retail stores. As of December 31, 2017, 2016, and 2015, we operated 161, 228, and 275 full-price retail stores, respectively. This net reduction of 67 company-operated full-price retail stores during the year ended December 31, 2017 is in line with our continued focus on rationalization of our retail store fleet.

Outlet Stores

Our company-operated outlet stores allow us to sell discontinued and overstock merchandise directly to consumers at discounted prices. We also sell full-priced products in certain of our outlet stores as well as built-for-outlet products in certain stores. Outlet stores are similar in size to our full-price retail stores; however, they are generally located within outlet shopping centers. During the year ended December 31, 2017, we closed 30 outlet stores and opened 13 outlet stores. As of December 31, 2017, 2016, and 2015, we operated 215, 232, and 186 outlet stores, respectively.

Kiosk / Store-in-Store Locations

Our company-operated kiosks and store-in-store locations allow us to market specific product lines with the further flexibility to tailor products to consumer preferences in shopping malls and other high foot traffic areas. With efficient use of retail space, and limited capital investment, we believe that kiosks and store-in-store locations can be an effective vehicle for marketing our products in certain geographic areas. During the year ended December 31, 2017, we closed 27 kiosk and store-in-store locations and opened no new kiosk and store-in-store locations. As of December 31, 2017, 2016, and 2015, we operated 71, 98, and 98 kiosks and store-in-store locations, respectively.

Company-Operated Retail Stores

The following table illustrates the net change in 2017 in the number of our company-operated retail stores by reportable operating segment and country:

	December 31, 2016	Opened	Closed/Transferred(1)		December 31, 2017
Americas
United States	174	2	15		161
Canada	10	—	1		9
Puerto Rico	6	—	1		5
Total Americas	190	2	17		175
Asia Pacific
Korea	87	4	5		86
China	79	9	46		42
Japan (2)	44	—	24	30	20
Hong Kong	17	1	3		15
Singapore	18	—	4		14
Australia (2)	13	—	4		9
United Arab Emirates	12	1	13		—
Total Asia Pacific	270	15	99		186
Europe
Russia	36	1	1		36
Germany	18	—	3		15
France	10	—	—		10
Austria	6	—	—		6
Netherlands	5	1	2		4
Spain	5	—	1		4
Great Britain	7	—	4		3
Finland	4	—	1		3
Other	7	—	2		5
Total Europe	98	2	14		86
Total	558	19	130		447
(1) We completed the transfer of 37 company-operated stores in the Middle East and China to distributors during the period.
(2) We reclassified five stores between Australia and Japan as of December 31, 2016.

E-commerce Channel

As of December 31, 2017, we offered our products through 13 company-operated e-commerce sites worldwide. During the years ended December 31, 2017, 2016, and 2015, approximately 14.6%, 12.6%, and 11.1%, respectively, of our revenues were derived from sales through our e-commerce channel. Our e-commerce presence enables us to have increased access to our consumers and provides us with an opportunity to educate them about our products and brand. Improving our e-commerce capabilities is one of our key growth strategies, as we continue to leverage increasingly sophisticated digital technologies to enhance the consumer experience and drive sales. We also offer our products through third-party e-commerce sites (e-tailers) and marketplaces. Revenues from third-party e-commerce sites and marketplaces where we have a wholesale relationship are reported in our wholesale channel.

Business Segments and Geographic Information

We have three reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, and Europe. Other businesses aggregates insignificant operating segments that do not meet the reportable operating segment threshold, including company-operated manufacturing facilities located in Mexico and Italy as well as corporate operations. See additional discussion of our segments and geographic information, including results of operations and assets by segment and geography in Note 14 — Operating Segments and Geographic Information in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Americas

The Americas segment consists of revenues and expenses related primarily to product sales in North and South America. Regional wholesale channel customers consist of a broad range of family footwear and sporting goods stores, e-tailers, and independent retailers and distributors. The Americas retail channel sells directly to consumers through 175 company-operated retail stores in the Americas as well as through our e-commerce site. During the years ended December 31, 2017, 2016, and 2015, revenues from the Americas segment were approximately 46.9%, 45.1%, and 43.7% of our consolidated revenues, respectively. Specifically, revenues from the United States were approximately 38.0%, 37.1%, and 35.8% of our consolidated revenues, respectively, for the years ended December 31, 2017, 2016, and 2015.

Asia Pacific

The Asia Pacific segment consists of revenues and expenses related primarily to product sales throughout Asia, Australia, New Zealand, Africa, and the Middle East. The Asia Pacific wholesale channel consists of sales to a broad range of retailers similar to the wholesale channel we have established in the Americas segment, plus distributors in select markets. We also sell products directly to consumers through 186 company-operated retail stores located in Asia Pacific as well as through our e-commerce sites. During the years ended December 31, 2017, 2016, and 2015, revenues from our Asia Pacific segment were 36.1%, 38.1%, and 39.0% of our consolidated revenues, respectively.

Europe

The Europe segment consists of revenues and expenses related primarily to product sales throughout Western Europe, Eastern Europe, and Russia. The Europe segment wholesale channel customers consist of a broad range of retailers, similar to the wholesale channel we have established in the Americas segment, plus distributors in select markets. We also sell our products directly to consumers through 86 company-operated retail stores located in Europe as well as through our e-commerce sites. During the years ended December 31, 2017, 2016, and 2015, revenues from the Europe segment were 16.9%, 16.7%, and 17.3% of our consolidated revenues, respectively.

Raw Materials

CrosliteTM, our branded proprietary closed-cell resin, is the primary material formulation used in the majority of our footwear and some of our accessories. CrosliteTM material is formulated to create soft, durable, extremely lightweight, water-resistant footwear that increases comfort. We continue to invest in research and development in order to refine our materials to enhance these properties and to develop new properties for specific applications.

CrosliteTM material is produced by compounding elastomer resins that we or one of our third-party processors purchase from major chemical manufacturers, together with certain other production inputs such as color dyes. We have identified multiple suppliers that produce the elastomer resins used in the CrosliteTM material. In the future, we may identify and utilize materials produced by other suppliers as an alternative to, or in addition to, the elastomer resins we currently use in the production of our proprietary material. All of the other raw materials that we use to produce CrosliteTM products are readily available for purchase from multiple suppliers.

Since our inception in 2002, we have increased the number of footwear products we offer, and some of these products are constructed using leather, textile fabrics, or other non-CrosliteTM materials. We, or our third-party manufacturers, obtain these materials from a number of third-party sources and we believe these materials are broadly available.

Research, Design, and Development

We continue to leverage our expertise and innovation in injection molding to create a fresh, distinctive point of view in the casual footwear market and to deliver a winning combination of comfort, style, value and versatility to our consumer. We dedicate significant resources to product design and development based on opportunities we identify in the marketplace. Our design and development process is highly collaborative and we continually strive to improve our development function so we can bring products to market quickly, while maintaining product quality. We spent $13.4 million, $11.9 million, and $14.0 million on research, design, and development activities for the years ended December 31, 2017, 2016, and 2015, respectively.

Manufacturing and Sourcing

Our strategy is to maintain a flexible, globally-diversified, low-cost manufacturing base. We currently have company-operated production facilities in Mexico and Italy. We contract with third-party manufacturers to produce certain of our footwear styles.

In the years ended December 31, 2017, 2016, and 2015, we manufactured approximately 13.4%, 14.6%, and 11.3%, respectively, of our footwear products internally. We sourced the remaining footwear production from multiple third-party manufacturers primarily in China and Vietnam. During the years ended December 31, 2017, 2016, and 2015, our largest third-party manufacturer, operating in both China and Vietnam, produced approximately 41.3%, 43.2%, and 47.5%, respectively, and our second largest third-party manufacturer, operating in Vietnam, produced approximately 19.0%,11.5%, and 9.4%, respectively, of our third-party footwear unit volume. We believe that the manufacturing capabilities required to produce our footwear are broadly available.

Distribution and Logistics

On an ongoing basis, we look to enhance our distribution and logistics network to further streamline our supply chain, increase our speed to market, and lower operating costs. During the year ended December 31, 2017, we stored our raw material and finished goods inventories in company-operated warehouse and distribution facilities located in the United States, Mexico, the Netherlands, Japan, Russia, and Italy. We also utilized third-party operated distribution centers located in China, Japan, Hong Kong, Australia, Korea, Singapore, India, Russia, Brazil, Puerto Rico, and Italy. As of December 31, 2017, our company-operated warehouse and distribution facilities provided us with approximately 0.9 million square feet and our third-party operated distribution facilities provided us with approximately 0.2 million square feet. We also ship a portion of our products directly to our wholesale customers from our internal and third-party manufacturers.

Intellectual Property and Trademarks

We rely on a combination of trademarks, copyrights, trade secrets, trade dress, and patent protections to establish, protect, and enforce our intellectual property rights in our product designs, brands, materials, and research and development efforts, although no such methods can afford complete protection. We own or license the material trademarks used in connection with the marketing, distribution, and sale of all of our products, both domestically and internationally, in most countries where our products are currently either sold or manufactured. Our major trademarks include the Crocs logo and the Crocs word mark, both of which are registered or pending registration in the U.S., the European Union, Japan, Taiwan, China, and Canada among other countries. We also have registrations or pending trademark applications for other marks and logos in various countries around the world.

In the U.S., our patents are generally in effect for up to 20 years from the date of filing the patent application. Our trademarks registered within and outside of the U.S. are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic. We believe our trademarks and patents are crucial to the successful marketing and sale of our products. We will continue to strategically register, both domestically and internationally, the trademarks and patents covering the product designs and branding that we utilize today and those we develop in the future. We aggressively police our patents, trademarks, and copyrights and pursue those who infringe upon them, both domestically and internationally, as we deem necessary.

We consider the formulations of the materials covered by our trademark CrosliteTM and used to produce our shoes, to be a valuable trade secret. The CrosliteTM material formulations are manufactured through a process that combines a number of components in various proportions to achieve the properties for which our products are known. We use multiple suppliers to source these components but protect the formulations by using exclusive supply agreements for key components, confidentiality agreements with our third-party processors, and by requiring our employees to execute confidentiality agreements concerning the protection of our confidential information. Other than our third-party processors, we are unaware of any third party using our formulations in the production of shoes. We believe the comfort and utility of our products depend on the properties achieved from the compounding of the CrosliteTM material and constitute a key competitive advantage for us, and we intend to continue to vigorously protect this trade secret.

We also actively combat counterfeiting through monitoring of the global marketplace. We use our employees, sales representatives, distributors, and retailers, as well as outside investigators, attorneys and customs agents, to police against infringing products by encouraging them to notify us of any suspect products and to assist law enforcement agencies. Our sales representatives and distributors are also educated on our patents, pending patents, trademarks, and trade dress to assist in preventing potentially infringing products from obtaining retail shelf space. The laws of certain countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the U.S., and, therefore, we may have difficulty obtaining legal protection for our intellectual property in certain foreign jurisdictions.

Seasonality

Due to the seasonal nature of our footwear, which is more heavily focused on styles suitable for warm weather, revenues generated during our fourth quarter are typically less than revenues generated during our first three quarters, when the northern hemisphere is experiencing warmer weather. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions, general economic conditions, and consumer confidence. Accordingly, results of operations and cash flows for any one quarter are not necessarily indicative of expected results for any other quarter or for any other year.

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

Competition

The global casual, athletic, and fashion footwear markets are highly competitive. Although we believe that we do not compete directly with any single company with respect to the entire spectrum of our products, we believe portions of our wholesale, retail, and e-commerce businesses compete with companies including, but not limited to: Nike Inc., adidas AG, Under Armour, Inc., Deckers Outdoor Corporation, Skechers USA, Inc., Steve Madden, Ltd., Wolverine World Wide, Inc. and VF Corporation. Our company-operated retail locations and e-commerce sites also compete with footwear retailers such as Genesco, Inc., Macy’s Inc., Dillard’s, Inc., Dick’s Sporting Goods, Inc., The Finish Line Inc., and Foot Locker, Inc.

The principal elements of competition in these markets include brand awareness, product functionality, design, comfort, quality, pricing, customer service, and marketing and distribution. We believe that our unique footwear designs, our CrosliteTM material, our prices, our product line, and our distribution network continue to position us well in the marketplace. However, a number of companies in the casual footwear industry have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with wholesalers, longer operating histories, greater distribution capabilities, stronger brand recognition, and greater marketing resources than we have. Furthermore, we face competition from new companies which have been attracted to the market with products similar to ours as the result of the unique design and success of our footwear products.

Effects of Changes in Exchange Rates on Translated Results of International Subsidiaries

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We are exposed to the risk of gains and losses resulting from changes in exchange rates on monetary assets and liabilities within our international subsidiaries that are denominated in currencies other than the subsidiaries’ functional currencies. Likewise, our U.S. companies are also exposed to the risk of gains and losses resulting from changes in exchange rates on monetary assets and liabilities that are denominated in a currency other than the U.S. Dollar.

We have experienced, and will continue to experience, changes in international currency rates, impacting both results of operations and the value of assets and liabilities denominated in foreign currencies. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that they occur.

Changes in exchange rates have a direct effect on our reported U.S. Dollar consolidated financial statements because we translate the operating results and financial position of our international subsidiaries to U.S. Dollars using current period exchange rates. Specifically, we translate the statements of operations of our foreign subsidiaries into the U.S. Dollar reporting currency using exchange rates in effect during each reporting period. As a result, comparisons of reported results between reporting periods may be impacted significantly due to differences in the exchange rates used to translate the operating results of our international subsidiaries. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015.

Employees

As of December 31, 2017, we had approximately 4,382 full-time, part-time, and seasonal employees, of which approximately 2,808 were engaged in retail-related functions.

Available Information

We file with, or furnish to, the SEC reports including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are available free of charge on our corporate website (www.crocs.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Copies of any of these documents will be provided in print to any stockholder who submits a request in writing to Integrated Corporate Relations, 761 Main Avenue, Norwalk, CT 06851. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this Annual Report on Form 10-K.

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

Risks Specific to Our Company

Our success depends substantially on the value of our brand and failure to strengthen and preserve this value, either through our actions or those of our business partners, could have a negative impact on our financial results.

We believe much of our success has been attributable to the strength of the Crocs global brand. To be successful in the future, particularly outside of the U.S., where the Crocs global brand is less well-known and perceived differently, we believe we must timely and appropriately respond to changing consumer demand and leverage the value of our brand across all sales channels. We may have difficulty managing our brand image across markets and international borders as certain consumers may perceive our brand image to be out of style, outdated, or otherwise undesirable. Brand value is based in part on consumer perceptions on a variety of subjective qualities. In the past, several footwear companies including ours have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses, and our business may be similarly affected in the future. Consumer demand for our products and our brand equity could also diminish significantly if we fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner, fail to comply with laws and regulations, or fail to deliver a consistently positive consumer experience in each of our markets. Business incidents that erode consumer trust, such as perceived product safety issues, whether isolated or recurring, in particular incidents that receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our business and financial results. Additionally, counterfeit reproductions of our products or other infringement of our intellectual property rights, including unauthorized uses of our trademarks by third parties, could harm our brand and adversely impact our business.

We may be unable to successfully execute our long-term growth strategy, maintain or grow our current revenue and profit levels, or accurately forecast geographic demand and supply for our products.

Our ability to maintain our revenue and profit levels or to grow in the future depends on, among other things, the continued success of our efforts to maintain our brand image, our ability to bring compelling and profit enhancing footwear offerings to market, our ability to effectively manage or reduce expenses and our ability to expand within our current distribution channels and increase sales of our products into new locations internationally. Successfully executing our long-term growth and profitability strategy will depend on many factors, including our ability to:

•	Strengthen our brand globally;

•	Focus on relevant geographies and markets, product innovation and profitable new growth platforms while maintaining demand for our current offerings;

•	Effectively manage our company-operated retail stores (including closures of existing stores) while meeting operational and financial targets at the retail store level;

•	Successfully implement our previously identified $75 to $85 million annual selling, general and administrative reduction plan;

•	Accurately forecast the global demand for our products and the timely execution of supply chain strategies to deliver product around the globe efficiently based on that demand;

•	Use and protect the Crocs brand and our other intellectual property in new markets and territories;

•	Achieve and maintain a strong competitive position in new and existing markets;

•	Attract and retain qualified wholesalers and distributors;

•	Consolidate our distribution and supply chain network to leverage resources and simplify our fulfillment process; and

•	Execute multi-channel advertising and marketing campaigns to effectively communicate our message directly to our consumers and employees.

If we are unable to successfully implement any of the above mentioned strategies and the many other factors mentioned throughout these risk factors, our business may fail to grow, our brand may suffer, and our business and financial results may be adversely impacted.

There can be no assurance that the strategic plans we have begun to implement will be successful.

We believe our strategic initiatives will better position Crocs to adapt to changing consumer demands and global economic developments. We are focusing on our core molded footwear heritage by narrowing our product line with an emphasis on higher margin units, as well as developing innovative new casual lifestyle footwear platforms. By streamlining the product portfolio and reducing non-core product development, we believe we will create a more powerful consumer connection to the brand.

We are refining our business model around the world by prioritizing direct investment in larger-scale geographies to focus our resources on the demographics with the largest growth prospects, moving away from direct investment in the retail and wholesale businesses in smaller markets, and transferring significant commercial responsibilities to distributors in smaller markets and in markets where local expertise is advantageous. Further, we intend to expand our engagement with leading wholesale accounts in select markets to drive sales growth, optimize product placement and enhance brand reputation.

In 2017 we identified annual reductions in SG&A in the amount of $75 to $85 million which, once implemented, are projected to generate an annual $30 to $35 million improvement in earnings before interest and taxes by 2019, compared to 2016. We achieved approximately $23 million of these SG&A reductions in 2017 while incurring approximately $10 million of costs to re-set our variable compensation. We remain on track to achieve the targeted SG&A reductions by 2019. We incurred $11 million in non-recurring charges to achieve these SG&A reductions in 2017 and expect to incur approximately $5 million in non-recurring charges in 2018, for a total of $16 million of non-recurring charges associated with our SG&A reduction plan. We reduced our company-operated retail stores in 2017 by 111 and anticipate an additional reduction of approximately 50 company-operated retail stores in 2018, thereby reducing our total store count to approximately 400 from 558 over a two year period. The majority of company-operated store closures are occurring as store leases expire.

While these strategic plans, along with other steps to be taken, are intended to improve and grow our business, there can be no assurance that this will be the case, or that additional steps or accrual of additional material expenses or accounting charges will not be required. If additional steps are required, there can be no assurance that they will be properly implemented or will be successful.

If our online e-commerce sites do not function effectively, our business and financial results could be materially adversely affected.

An increasing amount of our products are sold on our e-commerce sites as well as third-party e-commerce sites. Any failure on our part or third-parties to provide effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of our merchandise could place us at a competitive disadvantage, result in the loss of sales, and could have a material adverse impact on our business and financial results. Our e-commerce business may be particularly vulnerable to cyber threats including denial of service attacks. Sales in our e-commerce channel may also divert sales from our retail and wholesale channels.

We face significant competition.

The footwear industry is highly competitive. Our competitors include most major athletic and non-athletic footwear companies and retailers with their own private label footwear products. A number of our competitors have significantly greater financial resources than us, more comprehensive product lines, a broader market presence, longer standing relationships with wholesalers, a longer operating history, greater distribution capabilities, stronger brand recognition, and spend substantially more than we do on product marketing. Our competitors’ greater financial resources and capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry and general economic conditions, compete more effectively on the basis of price and production, launch more extensive or diverse product lines and more quickly develop new products. Continued demand in the market for casual footwear and readily available offshore manufacturing capacity has also encouraged the entry of new competitors into the marketplace and has increased competition from established companies. Some of our competitors are offering products that are substantially similar, in design and materials, to our products. If we are unable to compete successfully in the future, our sales and profits may decline, we may lose market share, our business and financial results may deteriorate, and the market price of our common stock would likely fall.

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

In producing new footwear models, we may encounter difficulties that we did not anticipate during the product development stage. Our development schedules for new products are difficult to predict and are subject to change in response to consumer preferences and competing products. If we are not able to efficiently manufacture new products in quantities sufficient to support wholesale, retail, and e-commerce distribution, we may not be able to recover our investment in the development of new styles and product lines and we would continue to be subject to the risks inherent to having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new style may depend on our pricing. We have a limited history of introducing new products in certain target markets; as such, we may introduce products that are not popular, set the prices of new styles too high for the market to bear, or we may not provide the appropriate level of marketing in order to educate the market and potential consumers about our new products. Achieving market acceptance will require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general and administrative expenses and there can be no assurance that we will have the resources necessary to undertake such efforts effectively or that such efforts will be successful. Failure to gain market acceptance for new products could impede our ability to maintain or grow current revenue levels, reduce profits, adversely affect the image of our brands, erode our competitive position and result in long-term harm to our business and financial results.

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

Our financial success may be limited to the strength of our relationships with and the success of our wholesale and distributor customers.

Our financial success is related to the willingness of our current and prospective wholesale and distributors customers to carry our products. We do not have long-term contracts and sales to our wholesalers and distributors are generally on an order-by-order basis and subject to cancellation and rescheduling. If we cannot fill orders in a timely manner, the sales of our products and our relationships may suffer. Alternatively, if our wholesalers or distributors experience diminished liquidity or other financial issues, we may experience a reduction in product orders, an increase in order cancellations and/or the need to extend payment terms which could lead to larger outstanding balances, delays in collections of accounts receivable, increased expenses associated with collection efforts, increases in bad debt expenses and reduced cash flows if our collection efforts are unsuccessful. For example, we recorded an increase in allowance for doubtful accounts receivable in 2015, primarily as a result of delayed payments and payment defaults from certain distributor partners in China. Future problems with customers may have a material adverse effect on our product sales, financial condition, results of operations and our ability to grow our product line.

Changes in foreign exchange rates, most significantly but not limited to the Singapore Dollar, Chinese Yuan, Japanese Yen, Korean Won, and the Euro could have a material adverse effect on our business and financial results.

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar (“USD”). We pay the majority of our third-party manufacturers, located primarily in Vietnam and China, in USD. Our ability to sell our products in foreign markets and the USD value of the sales made in foreign currencies can be significantly influenced by changes in exchange rates. A decrease in the value of foreign currencies relative to the USD could result in lower revenues, product price pressures, and increased losses from currency exchange rates. Foreign exchange rate volatility could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. In 2017, we experienced a decrease of approximately $1.2 million in our Asia Pacific segment revenues as a result of increases in the value of Asian currencies relative to the USD, and an increase of approximately $4.4 million in our Europe revenues as a result of increases in the Euro and Russian Ruble relative to the USD. Strengthening of the USD against Asian and European currencies, and various other global currencies would adversely impact our USD reported results due to the impact on foreign currency translation. While we enter into foreign currency exchange forward contracts to reduce our exposure to changes in exchange rates on monetary assets and liabilities, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and as a result our forward contracts may not prove effective in reducing our exposures.

We conduct significant business activity outside the U.S. which exposes us to risks of international commerce.

A significant portion of our revenues is generated from foreign sales. Our ability to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations as well as the difficulties associated with promoting products in unfamiliar cultures. In addition to foreign manufacturing, we operate retail stores and sell our products to retailers outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks including: tariffs, anti-dumping fines, import and export controls, and other non-tariff barriers such as quotas and local content rules; delays associated with the manufacture, transportation and delivery of products; increased transportation costs due to distance, energy prices, or other factors; delays in the transportation and delivery of goods due to increased security concerns; restrictions on the transfer of funds; restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information; changes in governmental policies and regulations; political unrest, changes in law, terrorism, or war, any of which can interrupt commerce; potential violations of U.S. and foreign anti-corruption and anti-bribery laws by our employees, business partners or agents, despite our policies and procedures relating to compliance with these laws; expropriation and nationalization; difficulties in managing foreign operations effectively and efficiently from the U.S.; difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions; longer accounts receivable payment terms and difficulties in collecting foreign accounts receivables; difficulties in enforcing contractual and intellectual property rights; greater risk that our business partners do not comply with our policies and procedures relating to labor, health and safety; and increased accounting and internal control costs. In addition, we are subject to customs laws and regulations with respect to our export and import activity which are complex and vary within legal jurisdictions in which we operate. We cannot assure that there will be not be a control failure around customs enforcement despite the precautions we take. We are currently subject to audits by customs authorities. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our business and financial results. In addition, changes to U.S. trade laws may adversely impact our operations. For example, the European Union’s new General Data Protection Regulation, or similar evolving privacy laws in other jurisdictions, may harm or alter the operations of our e-commerce business, add additional compliance costs and obligations and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes may have a material adverse impact on our business and results of operations.

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

Uncertainty about current and future global economic conditions may cause consumers and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability, and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and in specific markets, that may adversely affect the demand for our products including recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, or other economic factors. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, the following factors, among others, could have a material adverse effect on our business and financial results:

•	Changes in foreign currency exchange rates relative to the USD could have a material impact on our reported financial results.

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

•
A decrease in credit available to our wholesale or distributor customers, product suppliers and other service providers, or financial institutions that are counterparties to our credit facility or derivative instruments may result in credit pressures other financial difficulties or insolvency for these parties, with a potential adverse impact on our ability to obtain future financing, our business and our financial results.

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

Opening company-operated global retail stores incurs substantial fixed costs. If we are unable to generate sales, operate our retail stores profitably or otherwise fail to meet expectations, we may be unable to reduce such fixed costs and avoid losses or negative cash flows.

Opening and operating company-operated retail stores requires substantial financial commitments, including fixed costs, and are subject to numerous risks including consumer preferences, location and other factors that we do not control. Declines in revenue and operating performance of our company-operated retail stores could cause us to record impairment charges and have a material adverse effect on our business and financial results. During 2017, we opened, closed, and operated 19, 130, and 447 retail stores, respectively.

Although our strategic plan initiatives include a net reduction in our retail sales channel, we intend to continue to open new retail locations globally. Our ability to open new stores, including kiosks and store-in-store locations, successfully depends on our ability to identify suitable store locations, negotiate acceptable lease terms, hire, train, and retain store personnel and satisfy the fashion preferences in new geographic areas. Many of our company-operated retail stores are located in shopping malls and outlet malls and our success depends in part on obtaining prominent locations and the overall ability of the malls to successfully generate and maintain customer traffic. We cannot control the success of individual malls or store closures by other retailers, which may lead to mall vacancies and reduced customer foot traffic. In addition, consumer spending and shopping preferences have shifted, and may continue to further shift, away from brick and mortar retail to e-commerce channels, which may contribute to declining foot traffic in company-operated retail locations. Continued reduced customer foot traffic could reduce sales at our company-operated retail stores or hinder our ability to open retail stores in new markets, which could in turn negatively affect our business and financial results. In addition, some of our company-operated retail stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from an economic slowdown, political, terrorism, social or military events or otherwise, is likely to adversely affect sales in our existing stores.

We may be required to record impairments of long-lived assets or incur other charges relating to our company-operated retail operations.

Impairment testing of our retail stores’ long-lived assets requires us to make estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the fixed-cost structure associated with our retail operations, negative cash flows or the closure of a store could result in impairment of leasehold improvements, impairment of other long-lived assets, write-downs of inventory, severance costs, significant lease termination costs or the loss of working capital, which could adversely impact our business and financial results. For example, during 2017, 2016, and 2015, we recorded impairments of which $0.5 million, $2.7 million, and $9.6 million, respectively, related to our retail stores. These impairment charges may increase as we continue to evaluate our retail operations. The recording of additional impairments in the future may have a material adverse impact on our business and financial results.

We depend heavily on third-party manufacturers located outside the U.S.

Third-party manufacturers located in Vietnam and China produced the majority of our footwear products in 2017 and are expected to do so in 2018. We depend on the ability of these manufacturers to finance the production of goods ordered, maintain adequate manufacturing capacity and meet our quality standards. We compete with other companies for the production capacity of our third-party manufacturers, and we do not exert direct control over the manufacturers’ operations. As such, from time to time we have experienced delays or inabilities to fulfill customer demand and orders. We cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines or meet our quality standards.

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

In addition, because our footwear products are manufactured outside the U.S., the possibility of adverse changes in trade or political relations between the U.S. and other countries, political instability, increases in labor costs, changes in international trade agreements and tariffs, or adverse weather conditions could significantly interfere with the production and shipment of our products, which would have a material adverse effect on our operations and financial results. For example, the Trump Administration has suggested modifying existing trade agreements and/or imposing tariffs on foreign products. Changes in existing trade agreements, including the North American Free Trade Agreement (“NAFTA”), or the imposition of tariffs on our products could have a material adverse effect on our operations and financial results.

We manufacture a portion of our products which causes us to incur greater fixed costs. Any difficulties or disruptions in our manufacturing operations could adversely affect our sales and results of operations.

We produce a portion of our footwear products at company-operated manufacturing facilities in Mexico and Italy. There are significant fixed costs associated with the ownership and operations of these facilities and, as a result, efficient production of a sufficient volume of products is necessary to enable recovery of these costs. In addition, the manufacture of our products from the CrosliteTM material requires the use of a complex process and we may experience difficulty in producing footwear that meets our high quality control standards. We absorb the manufacturing and disposal costs of products that do not meet our quality standards. Further, significant excess capacity at any of our manufacturing facilities as a result of increased efficiencies in our supply chain process or continued volume declines, could result in under-utilization of our facilities, which could lead to excess fixed overhead costs per unit and reduced product margins. Any increases in our manufacturing costs, lack of operating efficiency or product quality could adversely impact our product margins. Furthermore, our manufacturing capabilities are subject to many of the same risks and challenges faced by our third-party manufacturers, including our ability to scale our production capabilities to meet the needs of our customers. Our manufacturing may also be disrupted for reasons beyond our control, including work stoppages, fires, earthquakes, floods or other natural disasters. Any disruption to our manufacturing operations will hinder our ability to deliver products to our customers in a timely manner and could have a material and adverse effect on our business and financial results.

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

We depend on a limited number of sources for the primary materials used to make our footwear. We source the elastomer resins that constitute the primary raw materials used in compounding our CrosliteTM products, which we use to produce our various footwear products, from multiple suppliers. If the suppliers we rely on for elastomer resins were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production schedules. We are also subject to market issues related to supply and demand for our raw materials. We may have to pay substantially higher prices in the future for the elastomer resins or any substitute materials we use, which would increase our production costs and could have an adverse impact on our product margins. If we are unable to obtain suitable elastomer resins or if we are unable to procure sufficient quantities of the CrosliteTM material, we may not be able to meet our production requirements in a timely manner or may need to modify our product characteristics, which could result in less favorable market acceptance, lost potential sales, delays in shipments to customers, strained relationships with customers and diminished brand loyalty.

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

We also rely on trade secrets, confidential information, and other unpatented proprietary rights and information related to, among other things, the CrosliteTM material and product development, particularly where we do not believe patent protection is appropriate or obtainable. Using third-party manufacturers and compounding facilities may increase the risk of misappropriation of our trade secrets, confidential information and other unpatented proprietary information. The agreements we use in an effort to protect our intellectual property, confidential information, and other unpatented proprietary information may be ineffective or insufficient to prevent unauthorized use or disclosure of such trade secrets and information. A party to one of these agreements may breach the agreement and we may not have adequate remedies for such breach. As a result, our trade secrets, confidential information, and other unpatented proprietary rights and information may become known to others, including our competitors. Furthermore, our competitors or others may independently develop or discover such trade secrets and information, which would render them less valuable to us.

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

From time to time, we may invest in business infrastructure, acquisitions of new businesses, and expansion of existing businesses, which require substantial cash investment and management attention. We believe cost effective investments are essential to business growth and profitability; however, significant investments are subject to risks and uncertainties. The failure of any significant investment to provide the returns or profitability we expect or the failure to integrate newly acquired businesses could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

Specifically, over the last several years, we have implemented numerous information systems designed to support various areas of our business, including a fully-integrated global accounting, operations, and finance enterprise resource planning system, and warehouse management, order management, and internet point-of-sale systems, as well as various interfaces between these systems and supporting back office systems. Issues in implementing or integrating new systems with our current operations, failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations and require significant additional capital investments to remediate, and may have an adverse effect on our business and financial results.

Our business relies significantly on the use of information technology. A significant disruption to our operational technology or data security breach could harm our reputation and/or our ability to effectively operate our business.

We rely heavily on the use of information technology systems and networks across all business functions. The future success and growth of our business depend on streamlined processes made available through information systems, global communications, internet activity, and other network processes. We rely exclusively on third-party information services providers worldwide for our information technology functions including network, help desk, hardware and software configuration. Additionally, we rely on internal networks and information systems and other technology, including the internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems for certain human resource activities and to process our employee benefits, as well as to process financial information for internal and external reporting purposes and to comply with various reporting, legal, and tax requirements. We also have outsourced a significant portion of work associated with our finance and accounting, human resources, and other information technology functions to third-party service providers. Despite our current security and cybersecurity measures, our systems, and those of our third-party service providers, we may be vulnerable to information security breaches, acts of vandalism, computer viruses, credit card fraud, phishing, and interruption or loss of valuable business data. Any disruption to these systems or networks could result in product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of retail and internet sales, significant costs for data restoration, and other adverse impacts on our business and reputation. Denial of service attacks could also materially adversely affect our e-commerce business.

We routinely possess sensitive customer and employee information. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network may result in the loss of valuable business data, misappropriation of our consumers' or employees' personal information, including credit card information, or a disruption of our business. Despite our existing cybersecurity procedures and controls, if our network becomes compromised, it could give rise to unwanted media attention, materially damage our customer relationships, harm our business, our reputation, and our financial results, which could result in fines or lawsuits, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud.

We may fail to meet analyst and investor expectations, which could cause the price of our stock to decline.

Our common stock is traded publicly and various securities analysts follow our financial results and frequently issue reports on us which include information about our historical financial results as well as their estimates of our future performance. These estimates are based on their own opinions and are often different from management’s estimates or expectations of our business. If our operating results are below the estimates or expectations of public market analysts and expectations of our investors, our stock price could decline.

Failure to continue to obtain or maintain high-quality endorsers of our products could harm our business.

We establish relationships with celebrity endorsers to develop, evaluate, and promote our products, as well as strengthen our brand. In a competitive environment, the costs associated with establishment and retention of these relationships may increase. If we are unable to maintain current associations and/or to establish new associations in the future, this could adversely affect our brand visibility and strength and result in a negative impact to financial results. In addition, actions taken by celebrity endorsers associated with our products that harm the public image and reputations of those endorsers could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition.

Our senior revolving credit facility agreement (the “Credit Agreement”) contains financial covenants that require us to maintain certain financial measures and ratios and includes restrictive covenants that limit our ability to take certain actions. A breach of restrictive covenants may cause us to be in default under the Credit Agreement, and our lenders could foreclose on our assets.

Our Credit Agreement requires us to maintain certain financial covenants. A failure to maintain current revenue levels or an inability to control costs or capital expenditures could negatively impact our ability to meet these financial covenants. If we breach any of these restrictive covenants, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the Credit Agreement. We may not have sufficient assets to repay such indebtedness upon a default or be unable to receive a waiver of the default from the lender. If we are unable to repay the indebtedness, the lender could initiate a bankruptcy proceeding or collection proceedings with respect to our assets, all of which secure our indebtedness under the Credit Agreement.

The Credit Agreement also contains certain restrictive covenants that limit, and in some circumstances prohibit our ability to, among other things: incur additional debt, sell, lease or transfer our assets, pay dividends on our common stock, make capital expenditures and investments, guarantee debt or obligations, create liens, repurchase our common stock, enter into transactions with our affiliates and enter into certain merger, consolidation or other reorganizations transactions. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors.

The risks of maintaining significant cash abroad could adversely affect our cash flows in the U.S. business and financial results.

We have substantial cash requirements in the U.S., but the majority of our cash is generated and held abroad. We generally consider unremitted earnings of subsidiaries operating outside the U.S. to be indefinitely reinvested and it is not our current intent to change this position. Cash held outside of the U.S. is primarily used for the ongoing operations of the business in the locations in which the cash is held. Most of the cash held outside of the U.S. could be repatriated to the U.S., and under the Tax Act, could be repatriated without incurring additional U.S. federal income taxes, noting that some states will continue to subject cash repatriations to income tax. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity.

Changes in tax laws and unanticipated tax liabilities and the results of tax audits or tax litigation could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the outcome of income tax audits or tax litigation in various jurisdictions around the world. We are regularly subject to, and are currently undergoing, audits by tax authorities in the United States and foreign jurisdictions for prior tax years. Please refer to Item 3. Legal Proceedings in Part I of this Form 10-K as well as Note 13 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements for additional details regarding current tax audits. Although we believe our tax estimates are reasonable and we intend to defend our positions through litigation if necessary, the final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits, which could have an adverse effect on our financial position and results of operations. Future changes in domestic or international tax laws and regulations could also adversely affect our effective tax rate or result in higher income tax liabilities. Recent developments, including U.S. tax reform, the European Commission’s investigations of local country tax authority rulings and whether those rulings comply with European Union rules on state aid, as well as the Organization for Economic Co-operation and Development’s project on Base Erosion and Profit Shifting, continue to change long-standing tax principles. These and any other additional changes could adversely affect our effective tax rate or result in higher cash tax liabilities.

The ongoing effects of the U.S. Tax Cuts and Jobs Act (“Tax Act”) and the refinement of provisional estimates could make our results difficult to predict.

Our effective tax rate may fluctuate in the future as a result of the Tax Act, which was enacted on December 22, 2017. The Tax Act introduces significant changes to U.S. income tax law that may have a meaningful impact on our provision for income taxes in the future. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Additionally, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of accounting principles generally accepted in the United States of America in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Specifically, SAB 118 provides a measurement period for companies to evaluate the impacts of the Tax Act on their financial statements. This measurement period begins in the reporting period that includes the enactment date and ends when an entity has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements, and cannot exceed one year.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

We are subject to periodic litigation, which could result in unexpected expense of time and resources.

From time to time, we initiate litigation or are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. For a detailed discussion of our current material legal proceedings, see Item 3. Legal Proceedings in Part I of this Annual Report on Form 10-K. An unfavorable outcome in any of these proceedings or any future legal proceedings could have an adverse impact on our business, and financial results. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees. In the past, securities class action litigation has been brought against us. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

We rely on technical innovation to compete in the market for our products.

Our success relies on continued innovation in both materials and design of footwear. Research and development is a key part of our continued success and growth, and we rely on experts to develop and test our materials and products. CrosliteTM, our branded proprietary closed-cell resin, is the primary raw material used in our footwear and some of our accessories. CrosliteTM is carefully formulated to create soft, durable, extremely lightweight, odor-resistant, water-resistant, and non-marking footwear that conforms to the shape of the foot and increases comfort. We continue to invest in research and development in order to refine our materials to enhance these properties and to develop new properties for specific applications. We strive to produce footwear featuring fun, comfort, color, and functionality. If we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.

We depend on key personnel across the globe, the loss of whom would harm our business.

We rely on executives and senior management to drive the financial and operational performance of our business. Turnover of executives and senior management can adversely impact our stock price, our results of operations, and our client relationships and may make recruiting for future management positions more difficult or may require us to offer more generous compensation packages to attract top executives. Changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. When we experience management turnover, we must successfully integrate any newly hired management personnel within our organization in a timely manner in order to achieve our operating objectives. The key initiatives directed by these executives may take time to implement and yield positive results, and there can be no guarantee they will be successful. If our new executives do not perform up to expectations, we may experience declines in our financial performance and/or delays or failures in achieving our long-term growth strategy.

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

As of December 31, 2015, we identified material weaknesses in our internal control over financial reporting, which led us to conclude that our internal control over financial reporting as of such date was not effective. The material weaknesses identified were related to controls over the period end closing procedures and inventory monitoring, which were remediated as of December 31, 2016. The existence of a material weakness precludes management from concluding that our internal control over financial reporting is effective and precludes our independent auditors from issuing an unqualified opinion that our internal controls are effective. In addition, a material weakness could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. We also can make no assurances that we will be able to remediate any future internal control deficiencies timely and in a cost effective manner. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we are unable to satisfactorily remediate future deficiencies or if we discover other deficiencies in our internal control over financial reporting, such deficiencies may lead to misstatements in our financial statements or otherwise negatively impact our business, financial results and reputation.

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

Labor disruptions could adversely impact our business.

Our business depends on our ability to source and distribute products in a timely, efficient, and cost-effective manner. Labor disputes impacting our suppliers, manufacturers, transportation carriers, or ports pose significant threat to our business, particularly if such disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons. Any such disruption could result in delayed or canceled orders by customers, unplanned inventory accumulation or shortages, and increased transportation and labor costs, negatively impacting our results of operations and financial position.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant impact on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Extreme weather conditions or natural disasters could negatively impact our operating results and financial condition.

Natural disasters such as earthquakes, hurricanes, tsunamis, or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including damage to our supply chain, manufacturing or distribution centers, retail stores, changes in consumer preferences or spending priorities, energy shortages, and public health issues, could harm or disrupt our operations or the operations of our vendors other suppliers, or customers, or result in economic instability that may negatively impact our operating results and financial condition. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses.

Risks Specific to Our Capital Stock

The issuance of Series A Convertible Preferred Stock (“Series A”) to Blackstone Capital Partners VI L.P. (“Blackstone”) in 2014 and certain of its permitted transferees reduces the relative voting power of holders of our common stock, may dilute the ownership of such holders, and may adversely affect the market price of our common stock.

The Company issued shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) to Blackstone and certain of its permitted transferees (collectively, the “Blackstone Purchasers”) in January 2014. The Blackstone Purchasers currently own all of the outstanding shares of Series A Preferred Stock, and based on the number of shares of our common stock outstanding as of December 31, 2017, the Blackstone Purchasers collectively own Series A Preferred Stock convertible into approximately 16.7% of our common stock. Holders of the Series A Preferred Stock are entitled to receive dividends declared or paid on the Company’s common stock and are entitled to vote together with the holders of the Company’s common stock as a single class, in each case, on an as-converted basis. Holders of the Series A Preferred Stock also have certain limited special approval rights, including with respect to the issuance of pari passu or senior equity securities of the Company.

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

We are required to pay regular dividends on the Series A issued to Blackstone, which ranks senior to our common stock, and we may be required under certain circumstances to repurchase the outstanding shares of Series A Preferred Stock; such obligations could adversely affect our liquidity and financial condition.

The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights, and holders of Series A Preferred Stock are entitled to quarterly cumulative cash dividends at a rate of 6.0% per annum of the stated value of $1,000 per share. If we fail to make timely dividend payments, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full. In addition, the holders of our Series A Preferred Stock have certain redemption rights, including upon certain change in control events involving us, which, if exercised, could require us to repurchase all of the outstanding shares of Series A Preferred Stock at 100% or more of the stated value of the shares, plus all accrued but unpaid dividends. Our obligations to pay regular dividends to the holders of our Series A Preferred Stock or any required repurchase of the outstanding shares of Series A Preferred Stock could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our business and financial results.

Blackstone may exercise significant influence over us, including through its ability to elect up to two members of our Board of Directors.

As of December 31, 2017, the shares of Series A Preferred Stock owned by the Blackstone Purchasers represent approximately 16.7% of the voting rights of our common stock, on an as-converted basis, so the Blackstone Purchasers will have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. In addition, the Certificate of Designations of the Series A Preferred Stock grants certain consent rights to the holders of Series A Preferred Stock in respect of certain actions by the Company, including the issuance of pari passu or senior equity securities of the Company, certain amendments to our certificate of incorporation or bylaws, any increase in the size of our Board of Directors (the “Board”) above eight members, the payment of certain distributions to our stockholders, and the origination or refinancing of a certain level of indebtedness. The Blackstone Purchasers may have interests that diverge from, or even conflict with, those of our other stockholders. For example, Blackstone and its affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. Blackstone and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

In addition, the Investment Agreement grants Blackstone certain rights to designate directors to serve on our Board. For so long as the Blackstone Purchasers (i) beneficially own at least 95% of the Series A Preferred Stock or the as-converted common stock purchased pursuant to the Investment Agreement or (ii) maintain beneficial ownership of at least 12.5% of our outstanding common stock (the “Two-Director Threshold”), Blackstone will have the right to designate for nomination two directors to our Board. For so long as the Blackstone Purchasers beneficially own shares of Series A Preferred Stock or the as-converted common stock purchased pursuant to the Investment Agreement that represent less than the Two-Director Threshold but more than 25% of the number of shares of the as-converted common stock purchased pursuant to the Investment Agreement, Blackstone will have the right to designate for nomination one director to our Board. The directors designated by Blackstone are entitled to serve on Board committees, subject to applicable law and stock exchange rules.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive and administrative offices are located at 7477 East Dry Creek Parkway, Niwot, Colorado 80503. We lease all of our domestic and international facilities. We currently enter into short-term and long-term leases for kiosk, store-in-store, manufacturing, office, retail, and warehouse space. The terms of our leases include fixed monthly rents and/or contingent rents based on percentage of revenues for certain of our retail locations, and expire at various dates through the year 2033. The general location, use, and approximate size of our principal properties, and the reportable operating segment are given below.

Location	Reportable Operating Segment	Use	Approximate Square Feet	Expiration (1)
León, Mexico (2)	Other Businesses	Manufacturing/warehouse	392,000	Mar 2019
Ontario, California	Americas	Warehouse	339,000	Mar 2019
Rotterdam, the Netherlands	Europe	Warehouse	174,000	Dec 2021
Narita, Japan	Asia Pacific	Warehouse	156,000	Apr 2019
Niwot, Colorado	Americas	Corporate headquarters and regional office	98,000	Jun 2021
Padova, Italy	Other Businesses	Manufacturing/warehouse/office	45,000	Sep 2018
Hoofddorp, the Netherlands	Europe	Regional office	31,000	May 2020
Shenzhen, China	Asia Pacific	Regional office	22,000	Mar 2018
Singapore	Asia Pacific	Regional office	17,000	Dec 2018
Westwood, Massachusetts	Americas	Global commercial center	16,000	Sep 2021
Shanghai, China	Asia Pacific	Regional office	13,000	Jul 2018
Tokyo, Japan	Asia Pacific	Regional office	13,000	Oct 2018
(1) Expiration of the initial or existing lease term, excluding optional renewals.
(2) The Mexico property consists of a manufacturing facility and a warehouse, which are approximately 226,000 square feet and 166,000 square feet, respectively.

Aside from the principal properties listed above, we lease various other offices and distribution centers worldwide to meet our sales and operations needs. We also lease 447 retail, outlet, and kiosk/store-in-store locations worldwide. See Item 1. Business of this Annual Report on Form 10-K for further discussion regarding global company-operated stores.

ITEM 3. Legal Proceedings

We were subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, we were notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $4.3 million, plus interest and penalties, for the period January 2010 through May 2011. We have disputed these assessments and asserted defenses to the claims. On February 25, 2015, we received additional assessments totaling 33.3 million BRL, or approximately $10.1 million, plus interest and penalties, related to the remainder of the audit period. We have also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, the Company received a favorable ruling on its appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have requested a special appeal to that decision. If the appeal is accepted, Crocs will have the opportunity to both defend the appeal as well as challenge it procedurally. Should the Brazilian Tax Authority prevail in this final administrative appeal, Crocs may still challenge the assessments through the court system, which would likely require the posting of a bond. Additionally, the second appeal for the remaining assessments is scheduled to be heard on March 1, 2018. The Company has not recorded these items within the consolidated financial statements.  Due to the inherent uncertainty of litigation and legal challenges, it is not possible to accurately predict the timing or outcome of this matter or to estimate an amount of loss, if any.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the stock symbol “CROX.” The following table shows the high and low sales prices of our common stock for the periods indicated.

2017	High	Low
First quarter	$7.54	$6.26
Second quarter	7.81	5.93
Third quarter	9.85	7.42
Fourth quarter	13.34	8.64

2016	High	Low
First quarter	$10.16	$8.09
Second quarter	11.50	7.63
Third quarter	12.54	8.02
Fourth quarter	8.99	6.70

Performance Graph

The following performance graph illustrates a five-year comparison of cumulative total return of our common stock, the NASDAQ Composite Index and the Dow Jones U.S. Footwear Index from December 31, 2012 through December 31, 2017. The graph assumes an investment of $100.00 on December 31, 2012 and assumes the reinvestment of all dividends and other distributions.

The Dow Jones U.S. Footwear Index is a sector index and includes companies in the major line of business in which we compete. This index does not encompass all of our competitors or all of our product categories and lines of business. The Dow Jones U.S.

Footwear Index consists of Crocs, Inc., NIKE, Inc., Deckers Outdoor Corporation., adidas AG, Skechers U.S.A., Inc., Steven Madden Ltd. and Wolverine World Wide, Inc., among other companies. As Crocs, Inc. is part of the Dow Jones U.S. Footwear Index, the price and returns of our stock have an effect on this index. The Nasdaq Composite Index is a market capitalization-weighted index and consists of more than 3,000 common equities, including Crocs, Inc. The stock performance shown on the performance graph above is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

Holders

The approximate number of stockholders of record of our common stock was 82 as of February 20, 2018.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our financing arrangements do not permit us to pay cash dividends on our common stock. In addition, the Certificate of Designations governing the Series A Convertible Preferred Stock restricts us from declaring and paying certain dividends on our common stock if we fail to pay all accumulated and unpaid regular dividends and/or declared and unpaid participating dividends to which the preferred holders are entitled. Any future determination to declare cash dividends on our common stock will be made at the discretion of our Board, subject to compliance with covenants under any then-existing financing agreements and the terms of the Certificate of Designations.

Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1-31, 2017	1,306,409	$9.86	1,306,409	$78,777,549
November 1-30, 2017	556,763	10.69	556,763	72,825,981
December 1-31, 2017	372,549	10.82	372,549	68,796,140
Total	2,235,721	$10.22	2,235,721	$68,796,140
(1) On December 26, 2013, the Company’s Board of Directors approved and authorized a program to repurchase up to $350.0 million of our common stock. As of December 31, 2017, approximately $68.8 million remained available for repurchase under our share repurchase authorization. On February 20, 2018, the Board approved an increased repurchase authorization up to $500.0 million of our common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our revolving credit facility, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

ITEM 6. Selected Financial Data

The following table presents selected historical financial data for each of our last five years. The information in this table should be read in conjunction with our consolidated financial statements and accompanying notes presented in Item 8. Financial Statements and Supplementary Data, and Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Part II of this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Revenues	$1,023,513	$1,036,273	$1,090,630	$1,198,223	$1,192,680
Cost of sales	506,292	536,109	579,825	603,893	569,482
Restructuring charges (1)	—	—	—	3,985	—
Gross profit	517,221	500,164	510,805	590,345	623,198
Gross margin	50.5%	48.3%	46.8%	49.3%	52.3%
Selling, general and administrative expenses	494,601	503,174	559,095	565,712	549,154
Selling, general and administrative expenses as a % of revenues	48.3%	48.6%	51.3%	47.2%	46.0%
Restructuring charges (1)	—	—	8,728	20,532	—
Asset impairments (2)	5,284	3,144	15,306	8,827	10,949
Income (loss) from operations	$17,336	$(6,154)	$(72,324)	$(4,726)	$63,095
Income (loss) before income taxes	$18,180	$(7,213)	$(74,744)	$(8,549)	$59,959
Income tax expense (benefit)	7,942	(9,281)	(8,452)	3,623	(49,539)
Net income (loss)	10,238	(16,494)	(83,196)	(4,926)	10,420
Dividends on Series A convertible preferred stock	(12,000)	(12,000)	(11,833)	(11,301)	—
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(3,532)	(3,244)	(2,978)	(2,735)	—
Net income (loss) attributable to common stockholders	$(5,294)	$(31,738)	$(98,007)	$(18,962)	$10,420
Net income (loss) per common share:
Basic	$(0.07)	$(0.43)	$(1.30)	$(0.22)	$0.12
Diluted	$(0.07)	$(0.43)	$(1.30)	$(0.22)	$0.12
Weighted average common shares:
Basic	72,255	73,371	75,604	85,140	87,989
Diluted	72,255	73,371	75,604	85,140	89,089
Cash provided by (used in) operating activities	$98,264	$39,754	$9,698	$(11,651)	$83,464
Cash used in investing activities	(10,972)	(18,657)	(18,627)	(57,992)	(69,758)
Cash provided by (used in) financing activities (3)	(65,370)	(16,443)	(101,260)	23,431	(1,161)
(1) We commenced restructuring in July 2014 and concluded in December 2015.
(2) Asset impairments consist of impairments of long-lived assets of retail locations in all years, as well as a $4.8 million write-off of a discontinued project in 2017 and $0.4 million of goodwill impairment in 2016.
(3) Cash used in financing activities includes approximately $50.0 million, $85.9 million and $145.9 million including commissions used to repurchase the Company’s common shares during 2017, 2015, and 2014, respectively. The Company did not repurchase shares in 2016 or 2013.

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$172,128	$147,565	$143,341	$267,512	$317,144
Inventories	130,347	147,029	168,192	171,012	162,341
Working capital	268,031	276,335	278,852	441,523	453,149
Total assets	543,695	566,390	608,020	806,931	875,159
Long-term liabilities	18,379	17,966	19,294	27,849	63,487
Total stockholders' equity	185,865	220,383	245,972	452,518	624,744

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and its consolidated subsidiaries (collectively, the “Company,” “Crocs,” “we,” “our,” or “us”) are engaged in the design, development, manufacturing, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear characterized by functionality, comfort, color, and lightweight design. All of our products utilize our proprietary closed-cell resin, called CrosliteTM, along with a range of other materials. The broad appeal of our footwear has allowed us to market our products through a wide range of distribution channels. We currently sell our products in more than 90 countries, through three distribution channels: wholesale, retail, and e-commerce. Our wholesale channel includes domestic wholesalers as well as international wholesalers and distributors; our retail channel includes company-operated stores; and our e-commerce channel includes company-operated e-commerce sites.

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

•	A cautious retail environment may negatively affect customer purchasing trends.

•	Foreign exchange rate volatility may continue to impact our reported U.S. Dollar results from our foreign operations.

•
In 2017 we identified annual reductions in SG&A in the amount of $75 to $85 million which, once implemented, are projected to generate an annual $30 to $35 million improvement in earnings before interest and taxes by 2019, compared to 2016. We achieved approximately $23 million of these SG&A reductions in 2017 while incurring approximately $10 million of costs to re-set our variable compensation. We remain on track to achieve the targeted SG&A reductions by 2019. We incurred $11 million in non-recurring charges to achieve these SG&A reductions in 2017 and expect to incur approximately $5 million in non-recurring charges in 2018, for a total of $16 million of non-recurring charges associated with our SG&A reduction plan. We reduced our company-operated retail stores in 2017 by 111 and anticipate an additional reduction of approximately 50 company-operated retail stores in 2018, thereby reducing our total store count to approximately 400 from 558 over a two year period. The majority of company-operated store closures are occurring as store leases expire.

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

Management uses constant currency to assist in comparing business trends from period to period on a consistent basis in communications with the Board, stockholders, analysts, and investors concerning our financial performance. We believe constant currency is useful to investors and other users of our consolidated financial statements as an additional tool to evaluate operating performance. We believe it also provides a useful baseline for analyzing trends in our operations. Investors should not consider constant currency in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.

2017 Financial Highlights

Revenues were $1,023.5 million for the year ended December 31, 2017, a 1.2% decrease compared to the year ended December 31, 2016. The decrease in 2017 revenues compared to 2016 revenues was due to the net effects of: (i) higher sales volumes, despite a net reduction of 111 company-operated retail stores, which increased revenues by $39.6 million, or 3.8%; (ii) lower average selling prices as our product and channel mix continued to change, which decreased revenues by $57.2 million, or 5.5%; and (iii) favorable changes in exchange rates, which increased revenues by $4.8 million, or 0.5%.

The following were significant developments in our businesses during the year ended December 31, 2017:

•	We sold 57.9 million pairs of shoes worldwide, an increase of 3.1% from 56.1 million pairs in 2016.

•
Gross margin improved 220 basis points compared to 2016 to 50.5% for the year ended December 31, 2017. We drove this improvement by continuing to prioritize high margin molded product, improving our go to market capabilities, and better managing promotions.

•
SG&A was $494.6 million, a decrease of $8.6 million, or 1.7%, compared to 2016. This includes the effects of $17.0 million in non-recurring charges and approximately $10 million of incremental costs related to variable compensation in 2017.

•
Income from operations improved by $23.5 million, after incurring approximately $17.0 million in non-recurring charges, for the year ended December 31, 2017 compared to last year’s loss of $6.2 million.

•
Net loss attributable to common stockholders improved $26.4 million to a loss of $5.3 million compared to a loss of $31.7 million in 2016. Basic and diluted net loss per common share was $0.07 for the year ended December 31, 2017, compared to a loss of $0.43 per common share for the year ended December 31, 2016.

•
We continued to focus on improving the efficiency and effectiveness of our operations, including carefully managing and reducing our retail fleet, especially full-priced retail stores, and focusing on enhancing the profitability of this channel. During the year ended December 31, 2017, we opened a total of 19 stores and closed or transferred to distributors 130 stores for a net reduction of 111 company-operated retail stores.

•
We continued to focus on simplifying our product line and disciplined inventory management to allow investment in higher margin, faster-turning product and reduced our inventory by $16.7 million, or 11.3%, from $147.0 million to $130.3 million.

•	During 2017, we repurchased 5.7 million shares of common stock at an aggregate cost of $50.0 million.

Future Outlook

We intend to continue our strategic plans for long-term improvement and growth of the business, which comprise these key initiatives:

(1) simplifying our business to reduce costs,
(2) improving the quality of our revenues, and
(3) positioning ourselves to return to sustainable, profitable growth.

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

We are refining our business model around the world, prioritizing direct investment in larger-scale geographies to focus our resources on the demographics with the largest growth prospects, moving away from direct investment in retail and wholesale businesses in smaller markets, and transferring significant commercial responsibilities to distributors and other third-parties. Further, we intend to expand our engagement with leading wholesale accounts in select markets to drive sales growth, optimize product placement, and enhance brand reputation.

Results of Operations

Comparison of the Years Ended December 31, 2017, 2016, and 2015

	Year Ended December 31,			$ Change		% Change
	2017	2016	2015	2017-2016	2016-2015	2017-2016	2016-2015
	(in thousands, except per share data, margin, and average selling price data)
Revenues	$1,023,513	$1,036,273	$1,090,630	$(12,760)	$(54,357)	(1.2)%	(5.0)%
Cost of sales	506,292	536,109	579,825	29,817	43,716	5.6%	7.5%
Gross profit	517,221	500,164	510,805	17,057	(10,641)	3.4%	(2.1)%
Selling, general and administrative expenses	494,601	503,174	567,823	8,573	64,649	1.7%	11.4%
Asset impairments	5,284	3,144	15,306	(2,140)	12,162	(68.1)%	79.5%
Income (loss) from operations	17,336	(6,154)	(72,324)	23,490	66,170	381.7%	91.5%
Foreign currency gain (loss), net	563	(2,454)	(3,332)	3,017	878	122.9%	26.4%
Interest income	870	692	967	178	(275)	25.7%	(28.4)%
Interest expense	(869)	(836)	(969)	(33)	133	(3.9)%	13.7%
Other income	280	1,539	914	(1,259)	625	(81.8)%	68.4%
Income (loss) before income taxes	18,180	(7,213)	(74,744)	25,393	67,531	352.0%	90.3%
Income tax expense	7,942	9,281	8,452	1,339	(829)	14.4%	(9.8)%
Net income (loss)	10,238	(16,494)	(83,196)	26,732	66,702	(162.1)%	(80.2)%
Dividends on Series A convertible preferred stock	(12,000)	(12,000)	(11,833)	—	(167)	—%	(1.4)%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(3,532)	(3,244)	(2,978)	(288)	(266)	(8.9)%	(8.9)%
Net loss attributable to common stockholders	$(5,294)	$(31,738)	$(98,007)	$26,444	$66,269	83.3%	67.6%
Net loss per common share:
Basic	$(0.07)	$(0.43)	$(1.30)	$0.36	$0.87	83.7%	66.9%
Diluted	$(0.07)	$(0.43)	$(1.30)	$0.36	$0.87	83.7%	66.9%

Gross margin (1)	50.5%	48.3%	46.8%	220bp	150bp	4.6%	3.2%
Operating margin (1)	1.7%	(0.6)%	(6.6)%	230bp	600bp	383.3%	90.9%
Footwear unit sales	57,850	56,097	57,763	1,753	(1,666)	3.1%	(2.9)%
Average footwear selling price	$17.31	$18.21	$18.53	$(0.90)	$(0.32)	(4.9)%	(1.7)%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).

Revenues. Revenues decreased $12.8 million, or 1.2%, during the year ended December 31, 2017, compared to the same period in 2016. The revenues decreased primarily due to the sale of our Taiwan business in the fourth quarter of 2016, the sale of our Middle East business in the second quarter of 2017, reductions in the number of company-operated retail stores, and additional actions taken to optimize our wholesale, retail, and e-commerce channels. The revenue decline associated with store closures and transfers was approximately $39.1 million. Higher sales volumes increased revenues by $39.6 million, or 3.8%, offset by lower average footwear selling prices, which decreased revenues by approximately $57.2 million, or 5.5%, as our product and channel mix continued to change. Favorable exchange rate activity drove an increase of $4.8 million, or 0.5%.

During the year ended December 31, 2016, revenues decreased 5.0% compared to the same period in 2015. The decrease in revenues is due to the net impact of (i) a $46.3 million, or 4.2%, decrease associated with lower sales volumes, (ii) a $4.7 million, or 0.5%, decrease associated with lower average selling prices per pair, and (iii) a $3.4 million, or 0.3%, decrease associated with unfavorable changes in foreign currency rates.

Cost of sales. During the year ended December 31, 2017, cost of sales decreased by $29.8 million, or 5.6%, compared to the same period in 2016. Lower average costs per unit were primarily the result of changes in our product mix, reflecting an ongoing focus on core molded products, which cost less to produce, and continued supply chain cost reductions, including a reallocation of third-party manufacturing production to lower-cost suppliers within the Asia Pacific region. Higher unit sales volume increased cost of sales by $16.8 million, or 3.1%, but was more than offset by a reduction of approximately $49.6 million, or 9.3%, due to lower average costs per unit, while foreign currency translation drove an increase of $3.0 million, or 0.6%.

During the year ended December 31, 2016, cost of sales decreased $43.7 million, or 7.5%, compared to the same period in 2015. The decrease in cost of sales was primarily due to the net impact of: (i) a $24.6 million, or 4.2%, decrease due to lower sales volumes, (ii) an $18.6 million, or 3.2%, decrease due to a lower average cost per unit sold, and (iii) a $0.5 million, or 0.1%, decrease due to the impact of foreign currency translation.

Gross profit. During the year ended December 31, 2017, gross profit increased $17.1 million, or 3.4%, and gross margin increased 220 basis points to 50.5%, compared to the same period in 2016. The increase in gross profit was primarily due to our ongoing focus on higher margin core molded products, particularly clogs and sandals, and our reduction of low-margin European discount channel sales. A decrease of $0.3 million, or 0.1%, resulted from a decrease in our average selling price per unit which exceeded a decrease in average cost per unit, and an increase of approximately $15.7 million, or 3.1%, resulted from higher sales unit volumes. Foreign currency translation drove an increase of $1.7 million, or 0.3%, to gross profit.

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

Selling, general and administrative expenses. SG&A decreased $8.6 million, or 1.7%, during the year ended December 31, 2017, compared to the same period in 2016. This includes the effects of $17.0 million in non-recurring charges and approximately $10 million of incremental costs related to variable compensation in 2017. The decrease was primarily due to the combined impacts of a decrease in facilities expenses of $13.1 million as a result of fewer company-operated retail stores and the sales of our Taiwan and Middle East businesses, and lower bad debts expense of $3.8 million. These savings were offset in part by higher marketing expenses of $3.1 million and higher net other expenses of $5.2 million, which were individually insignificant.

SG&A decreased $55.9 million, or 10.0%, during the year ended December 31, 2016 compared to the same period in 2015. This change was primarily driven by (i) bad debt expense decrease of $22.8 million, (ii) an $8.7 million decrease in rent expenses associated with contingent rents and closed retail stores partially offset by (iii) $4.3 million increase in outside services expense. During the year ended December 31, 2016, our bad debt expense was $3.2 million compared to $26.0 million in the same period in the prior year. Substantially all of this decrease in bad debt expense was due to stricter credit collection policies from our China operations, which is included in our Asia Pacific segment. Restructuring charges of $8.7 million were incurred in 2015, while none were incurred in 2016.

Asset impairment charges. During the years ended December 31, 2017, 2016, and 2015, we incurred $0.5 million, $2.7 million, and $15.3 million, respectively, in retail asset impairment charges related to certain underperforming retail locations that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic lives. In addition, during the year ended December 31, 2017, we incurred additional charges of $4.8 million related to a discontinued project. In the year ended December 31, 2016, we incurred $0.4 million of goodwill impairment.

Foreign currency gain (loss), net. Foreign currency gain (loss), net, consists of unrealized and realized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the year ended December 31, 2017, we recognized realized and unrealized net foreign currency gains of $0.6 million compared to net losses of $2.5 million during the year ended December 31, 2016. During the year ended December 31, 2015, we recognized realized and unrealized net foreign currency losses of $3.3 million.

Income tax expense.  During the year ended December 31, 2017, we recognized income tax expense of $7.9 million on pre-tax book income of $18.2 million, representing an effective tax rate of 43.7%, compared to income tax expense of $9.3 million on pre-tax book loss of $7.2 million in 2016, which represented an effective tax rate of 128.7%. Our effective tax rate has varied dramatically in recent years due to differences in our profitability level and relative operating earnings across multiple jurisdictions, and is most notably impacted by the significant amount of operating losses that cannot be benefited for tax purposes.

The following are some of our key jurisdictions and the income tax expense for each in 2017, 2016, and 2015, respectively:

	For the Year Ended December 31,
	2017		2016		2015
Income Tax Jurisdiction	Net Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)
	(in thousands)
United States	$(34,406)	$2,809	$(55,617)	$437	$(83,537)	$(3,345)
Netherlands	25,859	2,813	39,184	4,711	25,988	4,262
Japan	2,615	909	(5,229)	—	(69)	2,345
Canada	547	208	740	361	(850)	(391)
China	5,413	(470)	821	(473)	(21,572)	4,433
Korea	2,321	829	2,529	511	4,141	1,081
Other	15,831	844	10,359	3,734	1,155	67
Total	$18,180	$7,942	$(7,213)	$9,281	$(74,744)	$8,452
Effective tax rate		43.7%		128.7%		11.3%
The differences in total tax expense and effective rate variance in the table above resulted primarily from the following factors: we recognized tax expense resulting from the Tax Act as well as increased withholding taxes related to intercompany activity which is likely to recur in the U.S; we decreased withholding tax expense in the Netherlands; we recognized net income and tax expense after incurring losses in prior years in Japan; and we recognized net income and a tax benefit as a result of recognizing the benefit of prior year tax losses in China.

Effective Income Tax Rate Reconciliation

The following provide additional information about the effective income tax rate reconciliation presented in Note 11 — Income Taxes in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

•
'U.S. tax on foreign earnings' includes the impact of the tax expense accrued on undistributed foreign earnings net of the related foreign tax credits. During 2017, the Tax Act significantly changed the U.S. taxation of foreign earnings. As a result, the impact of the transition tax as well as current year distributions, and reversal of the deferred tax liability associated with undistributed earnings and profits attributable to foreign subsidiaries, the Company is reflecting a $32.4 million tax benefit, which equates to a 178.4% favorable impact on the rate reconciliation. The total income tax provision impact of this benefit is offset by a corresponding change in the valuation allowance.

•
‘Enacted changes in tax law’ represents the estimated impact of the Tax Act of $17.6 million, equating to a 97.1% unfavorable impact. The Tax Act was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings. Additionally, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings for which U.S. tax was not previously accrued.

•
The change in 'Foreign differential' is principally driven by differences in pre-tax book income between the periods compared and the source of this income, which is subject to different jurisdictional tax rates. During 2017, the effect of rate differences resulted in an $11.8 million tax benefit, or 64.7% favorable rate impact, compared to a $12.6 million tax benefit, or 175% favorable rate impact, in 2016. The change was driven primarily by tax expense relative to profitable jurisdictions, partially offset by operating losses in certain jurisdictions where the Company has determined that it is not more likely than not to realize the associated tax benefits. Further, we employ a tax planning strategy that directly impacts the total tax expense directly attributable to the level of foreign earnings in the specific jurisdictions. However, we note that the impact on the effective tax rate is different due to book earnings recorded in 2017 compared to 2016. Through at least 2019, we expect to continue to have an equivalent favorable impact on the tax provision and effective tax rate based on the specific foreign earnings.

•
‘Non-deductible/non-taxable items’ resulted in a $6.0 million tax expense in 2017, representing an unfavorable rate impact of 33.0%, compared to a $2.7 million tax expense in 2016, representing an unfavorable rate impact of 37.4%. The expense recognized in 2017 primarily relates to non-deductible executive and foreign share-based compensation, which we anticipate will recur in the foreseeable future, and the write-off of non-deductible goodwill, which we do not expect to recur in the foreseeable future.

•
We continue to evaluate the realizability of our deferred tax assets. The impact of changes in valuation accounts to the effective tax rate was $24.4 million recorded on deferred tax assets that are not anticipated to be realized, equating to a 134.2% unfavorable impact. The specific circumstances regarding management's assertion of the realizability of certain deferred tax assets is discussed as part of the disclosures in Note 11 — Income Taxes. We maintain total valuation allowances of approximately $119.5 million as of December 31, 2017, which may be reduced in the future depending upon the achieved or sustained profitability of certain entities.

•
During both 2017 and 2016, we recorded tax expense for audits settled during the year of $0.4 million and $0.3 million, respectively. The amount included in settlements during 2017 is netted against total uncertain tax position releases during the same period relating to the same positions. Furthermore, in Note 11 — Income Taxes the ‘Uncertain tax benefits’ line item in 2017 includes net accruals related to current year positions recorded, and is consistent with amounts accrued during prior years. We have released a significant portion of historical uncertain tax benefits based on effective and actual settlements. There is not currently an expectation that uncertain tax positions will significantly impact our tax expense on an ongoing basis.

•
We incur state income tax losses during the period due to net operating losses recorded in the U.S., as well as applicable state modifications related to the taxability of foreign dividends. The tax provision benefit of these losses are offset by a valuation allowance. We are subject to certain minimal state income taxes.

In 2017, we began operating under a tax holiday in one of our foreign jurisdictions. This tax holiday is in effect through 2022, and may be extended if certain additional requirements are met. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of the tax holiday in 2017 decreased tax expense in that jurisdiction by approximately $0.1 million and had no impact to our reported earnings per diluted share.

Revenues by Channel

	Year Ended December 31,			% Change		Constant Currency % Change (1)
	2017	2016	2015	2017-2016	2016-2015	2017-2016	2016-2015
	(in thousands)
Wholesale:
Americas	$211,342	$202,211	$210,887	4.5%	(4.1)%	3.8%	(2.6)%
Asia Pacific	215,762	232,541	255,897	(7.2)%	(9.1)%	(7.2)%	(10.3)%
Europe	108,142	110,511	123,131	(2.1)%	(10.2)%	(3.8)%	(9.3)%
Other businesses	870	745	1,096	16.8%	(32.0)%	13.4%	(32.1)%
Total wholesale	536,116	546,008	591,011	(1.8)%	(7.6)%	(2.4)%	(7.3)%
Retail:
Americas	188,367	191,855	197,306	(1.8)%	(2.8)%	(1.9)%	(2.6)%
Asia Pacific	108,868	125,037	136,320	(12.9)%	(8.3)%	(12.7)%	(8.9)%
Europe	40,998	42,712	44,873	(4.0)%	(4.8)%	(8.4)%	(0.4)%
Total retail	338,233	359,604	378,499	(5.9)%	(5.0)%	(6.4)%	(4.6)%
E-commerce:
Americas	80,437	72,940	68,017	10.3%	7.2%	10.1%	7.5%
Asia Pacific	45,036	37,500	32,274	20.1%	16.2%	22.8%	17.8%
Europe	23,691	20,221	20,829	17.2%	(2.9)%	14.0%	(2.8)%
Total e-commerce	149,164	130,661	121,120	14.2%	7.9%	14.4%	8.5%
Total revenues	$1,023,513	$1,036,273	$1,090,630	(1.2)%	(5.0)%	(1.7)%	(4.7)%
(1) Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

Wholesale channel revenues. During the year ended December 31, 2017, revenues from our wholesale channel decreased $9.9 million, or 1.8%, compared to the year ended December 31, 2016. A $35.1 million, or 6.4%, decrease was due to lower average selling prices as we shifted to higher margin, lower-priced molded product. Higher sales volumes increased revenues by approximately $21.9 million, or 4.0%, despite the impact of strategic reductions in sales via discount channels in our Europe operating segment as well as the decline in our wholesale business in Japan while we strengthen our wholesale network. The effect of foreign currency translation was an increase of $3.3 million, or 0.6%, to revenues.

During the year ended December 31, 2016, revenues from our wholesale channel decreased $45.0 million, or 7.6%, compared to the same period in 2015. The decrease in wholesale channel revenues was primarily due to the net impact of: (i) a $42.0 million, or 7.1%, decrease in sales volumes, (ii) a $3.6 million, or 1.0%, decrease due to a lower average selling price, and (iii) a $1.5 million, or 0.4%, decrease due to the unfavorable impact of foreign currency translation. Sales volumes for the year ended December 31, 2016 were negatively impacted by approximately $8.4 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Retail channel revenues. During the year ended December 31, 2017, revenues from our retail channel decreased $21.4 million, or 5.9%, compared to the year ended December 31, 2016. Sales volumes decreased by approximately $12.8 million, or 3.6%, primarily due to a net decrease of 111 company-operated retail stores as we optimized our store fleet and shifted our store mix from full-price retail to outlet. Average selling prices were lower by $10.3 million, or 2.9%, as we shifted to higher margin, lower-priced molded product. These declines were partially offset by an increase of $1.7 million, or 0.6%, from foreign currency translation.

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

E-commerce channel revenues. During the year ended December 31, 2017, revenues from our e-commerce channel increased $18.5 million, or 14.2%, compared to the year ended December 31, 2016. We invested in marketing with an enhanced digital focus, and we continued to grow our e-commerce team and work toward global adoption of best practices. Revenues increased by approximately $30.6 million, or 23.4%, due to higher sales volumes, partially offset by decreases of $11.8 million, or 9.0%, due to lower average selling prices and $0.3 million, or 0.2%, due to the unfavorable impact of foreign currency translation.

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

Reportable Operating Segments
The following table sets forth information related to our reportable operating business segments for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,			% Change		Constant Currency % Change (1)
	2017	2016	2015	2017-2016	2016-2015	2017-2016	2016-2015
	(in thousands)
Revenues:
Americas	$480,146	$467,006	$476,210	2.8%	(1.9)%	2.5%	(0.7)%
Asia Pacific (2)	369,667	395,078	424,491	(6.4)%	(6.9)%	(6.1)%	0.8%
Europe	172,830	173,444	188,833	(0.4)%	(8.1)%	(2.9)%	(1.7)%
Segment revenues	1,022,643	1,035,528	1,089,534	(1.2)%	(5.0)%	(1.7)%	(0.3)%
Other businesses	870	745	1,096	16.8%	(32.0)%	13.4%	0.1%
Total consolidated revenues	$1,023,513	$1,036,273	$1,090,630	(1.2)%	(5.0)%	(1.7)%	(0.3)%

Income from operations:
Americas	$86,880	$58,844	$49,422	47.6%	19.1%	48.0%	(2.8)%
Asia Pacific	79,273	78,907	48,447	0.5%	62.9%	0.5%	2.8%
Europe	25,736	17,757	15,629	44.9%	13.6%	42.2%	(1.6)%
Segment income from operations	191,889	155,508	113,498	23.4%	37.0%	23.2%	(0.2)%
Reconciliation of segment income from operations to income (loss) before income taxes:
Other businesses	(22,861)	(26,935)	(30,092)	(15.1)%	(10.5)%
Unallocated corporate	(151,692)	(134,727)	(155,730)	12.6%	(13.5)%
Total consolidated income (loss) from operations	17,336	(6,154)	(72,324)	(381.7)%	(91.5)%
Foreign currency transaction gain (loss), net	563	(2,454)	(3,332)	(122.9)%	(26.4)%
Interest income	870	692	967	25.7%	(28.4)%
Interest expense	(869)	(836)	(969)	3.9%	(13.7)%
Other income	280	1,539	914	(81.8)%	68.4%
Income (loss) before income taxes	$18,180	$(7,213)	$(74,744)	(352.0)%	(90.3)%
(1) Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) Revenues for the year ended December 31, 2016 were negatively impacted by approximately $8.4 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Americas Operating Segment

Revenues. During the year ended December 31, 2017, revenues for our Americas segment increased $13.1 million, or 2.8%, compared to the year ended December 31, 2016. The increase in revenues was led by a 10.3% increase in e-commerce revenues, while a modest increase in wholesale revenues was partially offset by a decrease in retail revenues, reflecting 15 fewer company-operated retail stores compared to last year. Higher sales volumes resulted in an increase of approximately $17.0 million, or 3.7%, while lower average selling prices resulted in a decrease of $5.5 million, or 1.2%, and foreign currency translation resulted in an increase of $1.6 million, or 0.3%.

During the year ended December 31, 2016, revenues for our Americas segment decreased $9.2 million, or 1.9%, compared to the same period in 2015. The decrease in the Americas segment revenues was due to the net impact of: (i) a $13.6 million, or 2.9%, decrease related to lower sales volumes, (ii) an $8.0 million, or 1.7%, increase related to an increase in the average selling price, and (iii) a $3.6 million, or 0.7%, decrease due to the unfavorable impact of foreign currency translation.

Income from Operations. During the year ended December 31, 2017, income from operations for our Americas segment was $86.9 million, an increase of $28.0 million, or 47.6%. Gross profit increased $21.4 million, or 9.5%, and gross margin increased 310 basis points to 51.4%, compared to the year ended December 31, 2016. The increase in gross profit is due to the net impact of an increase of $10.3 million, or 4.6%, due to higher sales volumes, despite a net reduction of 15 company-operated retail locations, an increase of $10.9 million, or 4.8%, due to a decrease in our average cost per unit which exceeded a decrease in average selling price per unit, and an increase of $0.2 million, or 0.1%, from foreign currency translation.

During the year ended December 31, 2017, SG&A for our Americas segment decreased $5.3 million, or 3.2%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of a decrease of $3.1 million in facilities expenses as a result of reductions in the number of company-operated retail stores and our SG&A reduction efforts, and a net decrease of $2.2 million in services, information technology, and other expenses. Impairment expense related to company-operated retail stores decreased by $1.3 million compared to 2016.

During the year ended December 31, 2016, income from operations for our Americas segment was $58.8 million, an increase of $9.4 million, or 19.1%. Gross profit increased $1.0 million, or 0.4%, and gross margin increased 120 basis points to 48.3% compared to the same period in 2015. The increase in the Americas segment gross profit is due to the net impact of a $6.4 million, or 2.9%, decrease due to lower sales volumes, a $9.3 million, or 4.2%, increase due to the combined impact of a higher average selling price and a lower average cost of sales per unit, and a $1.9 million, or 0.9%, decrease due to the impact of foreign currency translation.

During the year ended December 31, 2016, SG&A for our Americas segment decreased $1.7 million, or 1.0%, compared to the same period in 2015.

Asia Pacific Operating Segment

Revenues. During the year ended December 31, 2017, revenues for our Asia Pacific segment decreased $25.4 million, or 6.4%, compared to the year ended December 31, 2016. Wholesale revenues were lower as we continued to pursue business model changes to drive higher quality revenues and improve profitability across Asia, including the sales of our Taiwan and Middle East businesses and the strengthening of our wholesale network in Japan. Retail revenues decreased as a result of a net reduction of 84 company-operated retail stores. E-commerce revenues increased by 20.1%, with particularly strong performance in China. An increase in sales volumes of approximately $38.9 million, or 9.8%, was offset by a decrease in average selling prices of $63.1 million, or 15.9%, as we shifted to higher margin, lower-priced molded product. The impact of foreign currency translation was a decrease of $1.2 million, or 0.3%.

During the year ended December 31, 2016, revenues for our Asia Pacific segment decreased $29.4 million, or 6.9%, compared to the same period in 2015. The decrease in the Asia Pacific segment revenues was due to the net impact of: (i) a $2.4 million, or 0.6%, decrease due to lower sales volumes, (ii) a $30.3 million, or 7.1%, decrease in the average selling price and (iii) a $3.3 million, or 0.8%, increase due to the favorable impact of foreign currency translation. Sales volumes for the year ended December 31, 2016 were negatively impacted by approximately $8.4 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

Income from Operations. During the year ended December 31, 2017, income from operations for our Asia Pacific segment was $79.3 million, an increase of $0.4 million, or 0.5%. Gross profit decreased $16.1 million, or 7.2%, and gross margin decreased 50 basis points to 55.8% compared to the year ended December 31, 2016 as our channel mix shifted toward a more outlet-focused retail footprint. The decrease in the Asia Pacific segment gross profit was due to the net impact of an increase in unit sales volumes of $22.7 million, or 10.2%, offset by a decrease in our average selling prices that exceeded the decline in our average costs per unit of $38.0 million, or 17.1%, and a decrease of $0.8 million, or 0.3%, from foreign currency translation.

During the year ended December 31, 2017, SG&A for our Asia Pacific segment decreased $15.8 million, or 11.1%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of decreases of $3.2 million in salaries and wages and $8.0 million in facilities expenses as a result of the reduction in the number of company-operated retail stores and our SG&A reduction efforts, including the sale of our Middle East business, lower bad debts expense of $0.9 million, and a decrease of $3.7 million in services and other costs, none of which were individually significant. Impairment expense related to company operated retail stores decreased by $0.6 million compared to 2016.

During the year ended December 31, 2016, income from operations for our Asia Pacific segment was $78.9 million, an increase of $30.5 million, or 62.9%. Gross profit decreased $8.5 million, or 3.7%, and gross margin increased 190 basis points to 56.3% compared to the same period in 2015. The decrease in the Asia Pacific segment gross profit is due to the net impact of: (i) a $1.3 million, or 0.6%, decrease due to lower sales volumes, (ii) a $8.8 million, or 3.7%, decrease due to lower average selling prices in excess of a lower average cost per unit, and (iii) a $1.5 million, or 0.6%, increase due to the impact of foreign currency translation. Gross profit declined by approximately $0.1 million as a result of the sale of our South Africa operations, which was completed on April 15, 2016.

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

Europe Operating Segment

Revenues. During the year ended December 31, 2017, revenues for our Europe segment decreased $0.6 million, or 0.4%, compared to the year ended December 31, 2016, as we continued to reduce discount channel sales and company-operated stores, while growing our e-commerce business. Approximately $16.4 million, or 9.4%, of the decrease was due to lower unit sales volumes, partially offset by an increase of $11.4 million, or 6.6%, from higher average selling prices, and an increase of $4.4 million, or 2.4%, from foreign currency translation.

During the year ended December 31, 2016, revenues for our Europe segment decreased $15.4 million, or 8.1%, compared to the same period in 2015. The decrease in the Europe segment revenues was due to the net impact of: (i) a $22.8 million, or 12.1%, decrease due to lower sales volumes, (ii) a $10.6 million, or 5.7%, increase due to higher average selling prices, and (iii) a $3.2 million, or 1.7%, decrease due to the impact of foreign currency translation.

Income from Operations. During the year ended December 31, 2017, income from operations for our Europe segment was $25.7 million, an increase of $8.0 million, or 44.9%. Gross profit increased $3.8 million, or 4.5%, and gross margin increased by 240 basis points to 51.3% compared to the year ended December 31, 2016. The increase in the Europe segment gross profit is due to the net impact of a decrease of $9.7 million, or 11.4%, due to lower unit sales volumes, offset by an increase of $11.2 million, or 13.2%, due to increases in average selling prices, and an increase of $2.3 million, or 2.7%, from foreign currency translation.

During the year ended December 31, 2017, SG&A for our Europe segment decreased $3.5 million, or 5.2%, compared to the same period in 2016. The decrease in SG&A was primarily due to decreases in facilities expenses of $3.3 million as a result of the net reduction of 12 company-operated retail stores and SG&A reduction efforts, and lower bad debt expense of $2.4 million, offset in part by an increase in services and other costs of $2.2 million, none of which were individually significant. Impairment expense decreased by $0.7 million compared to 2016.

During the year ended December 31, 2016, income from operations for our Europe segment was $17.8 million, an increase of $2.1 million, or 13.6%. Gross profit decreased $4.2 million, or 4.7%, and gross margin increased 180 basis points to 48.9% compared to the same period in 2015. The decrease in the Europe segment gross profit was due to the net impact of: (i) a $10.8 million, or 12.1%, decrease due to lower sales volumes, (ii) an $8.3 million, or 9.3%, increase due to a higher average selling price in excess of higher costs per unit, and (iii) a $1.7 million, or 1.9%, decrease due to the impact of foreign currency translation.

During the year ended December 31, 2016, SG&A for our Europe segment decreased $2.6 million, or 3.8%, compared to the same period in 2015. The decrease in SG&A was primarily due to the net impact of: (i) a $2.0 increase in bad debt expense, (ii) a $0.9 million decrease in rent expense, and (iv) other items that are individually insignificant.

Other Businesses, Unallocated Corporate

During the year ended December 31, 2017, total net costs within ‘Other businesses’ and ‘Unallocated corporate’ increased by $12.9 million, or 8.0%, compared to the same period in 2016. The increase was due to an increase of $9.8 million in salaries and wages, primarily related to our variable compensation, an increase of $7.8 million in marketing expenses, primarily related to our endorsement and promotional activities, and increased impairments of $4.8 million, which were partially offset by a decrease of $3.8 million in travel and entertainment costs and a decrease of $7.7 million in supply chain costs. Services and other costs, none of which were individually significant, increased by $2.0 million.

During the year ended December 31, 2016, total net costs within ‘Other businesses’ and ‘Unallocated corporate’ decreased by $24.2 million, or 13.0%, compared to the same period in 2015. The decrease was primarily due to decreases in corporate unallocated SG&A costs as a result of our SG&A cost reduction efforts.

Store Locations and Comparable Store Sales

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment:

	December 31, 2015	Opened	Closed/Transferred	December 31, 2016	Opened	Closed/Transferred	December 31, 2017
Type:
Kiosk/store-in- store	98	14	14	98	—	27	71
Retail stores	275	19	66	228	6	73	161
Outlet stores	186	50	4	232	13	30	215
Total	559	83	84	558	19	130	447
Operating segment:
Americas	196	7	13	190	2	17	175
Asia Pacific	261	67	58	270	15	99	186
Europe	102	9	13	98	2	14	86
Total	559	83	84	558	19	130	447

Comparable retail store sales and direct to consumer comparable store sales by reportable operating segment are as follows:

	Constant Currency (1)
	Year Ended December 31,
	2017	2016	2015
Comparable retail store sales (2)
Americas	1.3%	(2.3)%	(3.2)%
Asia Pacific	(1.9)%	(5.9)%	(4.5)%
Europe	(1.6)%	1.9%	3.0%
Global	—%	(3.0)%	(2.8)%

	Constant Currency (1)
	Year Ended December 31,
	2017	2,016	2016	2015
Direct to consumer comparable store sales (includes retail and e-commerce) (2)
Americas	3.9%		0.3%	3.3%
Asia Pacific	6.4%		(0.4)%	3.0%
Europe	4.1%		0.2%	7.8%
Global	4.7%		0.1%	3.9%
(1) Reflects period over period change on a constant currency basis, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates used in the prior comparative period.

(2)Comparable store status is determined on a monthly basis. Comparable store sales includes the revenues of stores that have been in operation for more than twelve months. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion, or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure. Location closures in excess of three months are excluded until the thirteenth month post re-opening. E-commerce revenues are based on same site sales period over period.

Liquidity and Capital Resources

We anticipate our cash flows from operations and available borrowings under our Senior Revolving Credit Facility (as described below) will be sufficient to meet the ongoing liquidity needs of our business for the next twelve months. As of December 31, 2017, we had $172.1 million in cash and cash equivalents and up to $99.4 million in available borrowings under our revolving credit facility. As of December 31, 2016, we had $147.6 million in cash and cash equivalents and up to $78.7 million in available borrowings under our revolving credit facility. At December 31, 2017, $124.4 million of our cash and cash equivalents was held in international locations, compared to $121.9 million at December 31, 2016. See “Repatriation of Cash” below for more information. We believe our cash on hand and cash flows from operations will be sufficient to meet our liquidity needs for at least the next 12 months. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all.

Consolidated Statements of Cash Flows

Our consolidated statements of cash flows are summarized as follows:

	Year Ended December 31,		2017 vs. 2016
	2017	2016
	(in thousands)
Cash provided by operating activities	$98,264	$39,754	$58,510
Cash used in investing activities	(10,972)	(18,657)	7,685
Cash used in financing activities	(65,370)	(16,443)	(48,927)
Effect of exchange rate changes on cash	2,641	(430)	3,071
Net increase in cash and cash equivalents	$24,563	$4,224	$20,339

Year Ended December 31, 2017

Operating Activities. Cash provided by operating activities increased $58.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in cash provided by operating activities resulted from a favorable change in net income as adjusted for non-cash items of $27.6 million, and a favorable change in our operating assets and liabilities of $30.9 million. Net income as adjusted for non-cash items increased due to: (i) an increase of $26.7 million from higher net income; (ii) an increase of $10.1 million from net unrealized foreign currency remeasurement and forward contract activity; (iii) a decrease of $3.8 million in bad debts; (iv) and a decrease of $5.4 million in other non-cash items.

Investing Activities. The $7.7 million decrease in cash used in investing activities for the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily due to the net impact of: (i) a $9.1 million decrease in capital expenditures for property, equipment, and software; (ii) a decrease in proceeds from asset disposals of $0.9 million; (iii) a $0.6 million decrease in restricted cash; and (iii) an increase of $0.1 million related to other investing activities.

Financing Activities. The $48.9 million increase in cash used in financing activities for the year ended December 31, 2017 compared to the year ended December 31, 2016 resulted from (i) repurchases of 5.7 million shares of our common stock for $50.0 million; partially offset by (ii) lower net repayments on borrowings of $0.9 million; and (iii) a net decrease of $0.2 million of cash used in other financing activities.

Working Capital. Changes in cash from working capital for the year ended December 31, 2017 compared to the year ended December 31, 2016 were due primarily to the following: (i) a favorable change of $2.9 million from lower inventory levels, due to enhanced inventory management; (ii) a favorable change of $23.4 million in prepaid expenses and other assets; (iii) an unfavorable change of $1.8 million due to an increase in accounts receivable; and (iv) a favorable change in accounts payable and accrued liabilities of $1.2 million; and (v) a net favorable changes in income taxes of $5.1 million. Cash and cash equivalents increased by $24.6 million to $172.1 million as of December 31, 2017.

Senior Revolving Credit Facility

In order to provide additional liquidity in the future and to help support our strategic goals, our revolving credit facility (“the Facility”), pursuant to an Amended and Restated Credit agreement (“the Credit Agreement”), provides for borrowings of up to $100.0 million through February 2021 (increased from $80.0 million in October 2017). The Facility contains financial covenants that restrict certain actions by us, including limitations on: (i) stock repurchases to $50.0 million per year, subject to certain restrictions; and (ii) capital expenditures and commitments to $50.0 million per year. The Credit Agreement also permits intercompany loans of up to $375.0 million and requires the Company to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed the lesser of $40.0 million or 40% of the total commitments during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of 2.00 to 1.00. As of December 31, 2017, the Company was in compliance with all financial covenants.

As of December 31, 2017, we had no outstanding borrowings on the Facility and $0.6 million of outstanding letters of credit, resulting in $99.4 million of available credit for future financing needs.

In January 2018, the Company entered into a revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch, or the “CMBC Facility,” which provides the Company a revolving loan facility of up to 30.0 million RMB, or $4.6 million, subject to consent by the lender. The CMBC Facility will mature in January 2019. For RMB loans under the CMBC Facility, interest is based on a benchmark interest rate plus a certain number of basis points upon agreement by the lender and the Company at the time of borrowing. The CMBC Facility may be canceled or suspended at any time by either party.

In February 2018, the Company entered into an amendment to the Credit Agreement which enables the Company repurchase up to $100 million of its common stock each year, subject to certain restrictions, and increased the limit on cumulative stock repurchases from $350 million to $600 million.

Notes Payable

As of December 31, 2017, we had $0.7 million of current debt outstanding under notes payable, bearing fixed interest rates ranging from 1.95% to 2.83%.

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

During the year ended December 31, 2017, we repurchased 5.7 million shares of our common stock at a cost of $50.0 million. As of December 31, 2017, we had $68.8 million of remaining common stock repurchase authorizations under our 2013 stock repurchase plan. During the year ended December 31, 2016, we made no stock repurchases.

On February 20, 2018, the Board approved an increased repurchase authorization up to $500.0 million of our common stock.

Capital Expenditures

During the year ended December 31, 2017, we paid $13.1 million for property, equipment, and software, compared to $22.2 million during the year ended December 31, 2016. Capital expenditures during the year ended December 31, 2017 related primarily to information technology investments, opening new retail stores, and renovating existing stores. For 2018, we expect to invest approximately $20 million in capital expenditure improvements, primarily information technology and supply chain enhancements.

Repatriation of Cash

As a global business, we have cash balances in various countries and amounts are denominated in various currencies. Fluctuations in foreign currency exchange rates impact our results of operations and cash positions. Future fluctuations in foreign currencies may have a material impact on our cash flows and capital resources. Cash balances held in foreign countries may have additional restrictions and covenants associated with them which could adversely impact our liquidity and our ability to timely access and transfer cash balances between entities.

As a result of the Tax Act, most of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. As of December 31, 2017, we held $124.4 million of our total $172.1 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $124.4 million, $1.1 million could potentially be restricted. If the remaining $123.3 million were to be immediately repatriated to the U.S., no additional U.S. federal income tax expense would be incurred.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2017, other than certain operating lease and purchase commitments, which are described in Note 13 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Contractual Obligations

The Company has a supply agreement which provides the Company the right to purchase certain raw materials used to manufacture its products. The supply agreement requires that the Company meet minimum purchase requirements throughout the term of the agreement, which renews annually on January 1st unless terminated by either party. Historically, the minimum purchase requirements have not been onerous and the Company does not expect them to become onerous in the future. Depending on the material purchased, pricing is based either on contracted price or is subject to quarterly reviews and fluctuates based on order volume, currency fluctuations, and raw material prices. Pursuant to the agreement, the Company guarantees the payment for certain third-party manufacturer purchases of these raw materials up to a maximum potential amount of €3.5 million (approximately $4.2 million as of December 31, 2017).

The following table summarizes aggregate information about our significant contractual cash obligations as of December 31, 2017:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$210,511	$53,329	$65,363	$39,493	$52,326
Inventory purchase obligations with third-party manufacturers (2)	122,699	122,699	—	—	—
Dividends payable (3)	48,866	12,000	24,000	12,866	—
Other contracts (4)	35,580	24,011	8,349	3,220	—
Minimum licensing royalties (5)	3,010	2,954	56	—	—
Debt obligations (6)	662	662	—	—	—
Capital lease obligations (7)	44	14	24	6	—
Total	$421,372	$215,669	$97,792	$55,585	$52,326
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
(3) Dividends payable are associated with our Series A Preferred Stock at a rate of 6.0% of the stated value of the stock. The amounts represent expected dividend payments over the eight year redemption accretion period ending January 27, 2022.
(4) Other contracts consist of various agreements with third-party providers, primarily for IT and financial services, distribution and logistics service providers, and other agreements.
(5) Our minimum licensing royalties consist of usage-based payments for the right to use various licenses, trademarks and copyrights in the production of our footwear and accessories. Royalty obligations are based on minimum guarantees under contract; however, may include additional royalty obligations based on sales volume that are not determinable for future periods.
(6) Our current debt obligations consist of two notes payable related to insurance premiums.
(7) Our capital lease obligations consist of leases for office equipment expiring at various dates through 2021. This balance represents the minimum cash commitment under contract to various third-parties for capital lease obligations.

Excluded from the table above is a $5.4 million liability for unrecognized tax benefits as of December 31, 2017, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of financial condition and results of operations, outside of discussions regarding constant currency and non-GAAP financial measures, is based on the consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis.

An accounting policy is considered to be critical if it is important to our results of operations, financial condition, and cash flows, and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on historical experience, complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. We believe that the following discussion represents those accounting policies that are the most critical to the reporting of our financial condition and results of operations. For a discussion of our significant accounting policies, see Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Reserves for Uncollectible Accounts Receivable

We make ongoing estimates related to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. Our estimates are based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant non-recurring events, and historical write-off experience. Specific provisions are recorded for individual receivables when we become aware of a customer’s inability or unwillingness to meet its financial obligations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and we may experience changes in the amount of reserves we recognize for accounts receivable that we deem uncollectible. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine that a smaller or larger reserve is appropriate, we would record a credit or a charge, respectively, to ‘Selling, general and administrative expenses’ in our consolidated statement of operations in the period in which we made such a determination. See Item 15 — Schedule II to the accompanying consolidated financial statements for an analysis of the activity in our allowance for doubtful accounts.

Sales Returns, Allowances and Discounts

A significant area of judgment affecting reported revenues and net income involves estimating reserves for sales returns, allowances, and discounts, which represent the portion of revenues not expected to be realized. Wholesale revenues are reduced by estimates of returns, allowance, discounts, and contractual discounts to major customers. We also may accept returns from our wholesale customers, on an exception basis, to ensure that our products are merchandised in the proper assortments, and may provide markdown allowances at our sole discretion to key wholesalers and distributors to facilitate sales of slower moving products. We also record reductions to revenues for estimated customer credits as a result of price markdowns in certain markets. Revenues in our retail and e-commerce channels are also reduced by an estimate of returns.

Our estimated sales returns and allowances are based on customer return history and actual outstanding returns yet to be received. Changes to our estimates for customer returns, allowances and discounts may be caused by many factors, including, but not limited to whether customers accept our new styles, customer inventory levels, shipping delays or errors, known or suspected product defects, the seasonal nature of our products, and macroeconomic factors affecting our customers. Historically, actual amounts of customer returns, allowances and discounts have not differed significantly from our estimates. A hypothetical 1% increase in our reserves for returns, allowances and discounts as of December 31, 2017 would have decreased our 2017 revenues by approximately $7.0 million. See Item 15 — Schedule II to the accompanying consolidated financial statements for an analysis of the activity in our sales returns, allowances and discounts.

Inventory Valuation

Our products are sold through wholesale distribution channels department stores, sporting goods stores, distributors, national, regional and independent retailers. We also sell directly to consumers through company-operated, full-price retail stores, kiosks, store-in-store locations, outlet stores, and e-commerce sites. Substantially all of our inventories are finished goods, which are stated at the lower of cost or net realizable value, with cost determined using the moving average cost method.

We estimate the market value of inventory based on an analysis of historical sales trends of our individual product lines, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house for future sales of inventory, as well as plans to sell discontinued or end of life inventory through our outlet stores, among other off-price channels. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions. If the estimated market value is less than its carrying value, the carrying value is adjusted to the market value and the difference is recorded in ‘Cost of sales’ in our consolidated statements of operations.

Reserves for the risk of physical loss of inventory are estimated based on historical experience and are adjusted based upon physical inventory counts, and recorded within ‘Cost of sales’ in our consolidated statements of operations.

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

During 2017, 2016, and 2015, we recorded non-cash impairment of $5.3 million, $3.1 million, and $15.3 million, respectively, to reduce the net carrying value of certain long-lived assets to their estimated fair values, including a $4.8 million write-off for a discontinued project in 2017, $0.4 million related to goodwill in 2016, and $0.5 million, $2.7 million, and $15.3 million, respectively, related to underperforming company-operated retail stores. See Note 3 — Property and Equipment, Net in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to long-lived asset impairments.

Share-Based Compensation

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices equal to the fair market value of our common stock on the date of grant. We use the Black-Scholes option-pricing model to estimate the grant date fair value of stock options, which requires the use of assumptions, including the expected term of the option, expected volatility of our stock price, our expected dividend yield, and the risk-free interest rate, among others. These assumptions reflect our best estimates, however; they involve inherent uncertainties including market conditions and employee behavior that are generally outside of our control. Generally, once stock option values are determined, accounting practices do not permit them to be changed, even if the estimates used are different from actual results. We expense all share-based compensation awarded to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for forfeitures.

Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)

We grant RSAs to our non-employee directors, time-based RSUs to certain executive and non-executive employees, and performance-based RSUs to certain executives. The grant date fair values of RSAs and time-based RSUs are based on the closing market price of our common stock on the grant date, adjusted for dividend rights during the vesting period. Our performance-based RSUs vest based upon attainment of certain performance conditions, including earnings levels, revenue and cash flow targets, and certification by our Compensation Committee. The grant date fair value of these awards is estimated using a Monte Carlo simulation valuation model. This pricing model utilizes multiple input variables that determine the probability of satisfying each performance condition stipulated in the terms of the award to estimate its grant date fair value. Compensation expense, net of forfeitures, is recognized over the employees’ requisite service period when attainment of the performance goals is deemed probable, which involves judgment as to achievement of certain performance metrics.

Contingencies and Legal Proceedings

We are periodically exposed to various contingencies in the ordinary course of conducting our business, including certain litigation, contractual disputes, employee relations matters, various tax or other governmental audits, and trademark and intellectual property matters and disputes. We record a liability for such contingencies to the extent that we conclude their occurrence is probable and the related losses are estimable. In addition, if it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, we disclose the estimated impact on our liquidity, financial condition, and results of operations, if practicable. Management considers many factors in making these assessments. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties, and governmental actions. As a result, the accounting for loss contingencies relies heavily on management’s judgment in developing the related estimates and assumptions. See Note 13 — Commitments and Contingencies and Note 15 — Legal Proceedings in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding our contingencies and legal proceedings.

Income Taxes

We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions, determining our provision for income taxes, and evaluating the impact of the Tax Act. The Tax Act was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings which is referred to as the global intangible low-taxed income. In addition, in 2017 we are subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

We continue to evaluate the impacts of the Tax Act. As we further understand its implications, as well as the related, and yet to be issued, regulator rules, regulations and interpretations, our effective tax rate could be impacted. Additional impacts from the Tax Act will be recorded as they are identified during the measurement period pursuant to Staff Accounting Bulletin No. 118 ("SAB 118"). Our determination of the tax effects of the Tax Act will be completed no later than one year from the enactment date as permitted under SAB 118. Any adjustments to provisional amounts that are identified during the measurement period will be recorded and disclosed in the reporting period in which the adjustment is determined. The complexity of the Tax Act could necessitate the need to use the full one year measurement period to adequately interpret, analyze and conclude upon the tax effects of the Tax Act as of the enactment date.

We account for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The impact of an uncertain tax position that is more likely than not of being sustained upon examination by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. While the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. We recognize interest and penalties related to unrecognized tax benefits within the ‘Income tax expense’ line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-U.S. operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S. and foreign subsidiaries. Foreign withholding taxes have not been provided on cumulative undistributed foreign earnings of the non-US subsidiaries as of December 31, 2017 which are considered to be indefinitely reinvested outside of the United States.
See Note 11 — Income Taxes in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to income taxes.

Recent Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements, and issued accounting pronouncements that we believe may have an impact on our consolidated financial statements when adopted.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and certain financial instruments.

Borrowings under our Facility bear interest at a variable rate. For domestic rate loans, including swing loans, the interest rate is equal to a daily base rate plus a margin ranging from 0.50% to 0.75% based on certain conditions. For domestic London Interbank Borrowing Rate (“LIBOR”) rate loans, the interest rate is equal to a LIBOR rate plus a margin ranging from 1.50% to 1.75% based on certain conditions.

Borrowings under our Facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of December 31, 2017 and 2016, there were no borrowings outstanding under our Facility.

Foreign Currency Exchange Risk

As a global company, we have significant revenues and costs denominated in currencies other than the USD. We are exposed to the risk of gains and losses resulting from changes in exchange rates on monetary assets and liabilities within our international subsidiaries that are denominated in currencies other than the subsidiary’s functional currency. Likewise, our U.S. companies are also exposed to the risk of gains and losses and the resulting changes in exchange rates on monetary assets and liabilities that are denominated in a currency other than the USD.

We have experienced and will continue to experience changes in foreign currency rates, impacting both results of operations and the value of assets and liabilities denominated in foreign currencies. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of December 31, 2017, the USD notional value of our outstanding foreign currency forward exchange contracts was approximately $224.7 million. The net fair value of these contracts at December 31, 2017 was a liability of $0.4 million.

The effects of changes in prevailing market interest rates earned on these investments on interest income during the year ended December 31, 2017 is not significant to our consolidated results of operations, financial condition, or cash flows.

Effects of Changes in Exchange Rates on Translated Results of International Subsidiaries

Changes in exchange rates have a direct effect on our reported USD consolidated financial statements because we translate the operating results and financial position of our international subsidiaries to USD using current period exchange rates. Specifically, we translate the statements of operations of our foreign subsidiaries into the USD reporting currency using exchange rates in effect during each reporting period. As a result, comparisons of reported results between reporting periods may be impacted significantly due to differences in the exchange rates used to translate the operating results of our international subsidiaries. For example, in our Europe operating segment, when the USD strengthens relative to the Euro, our reported USD results are lower than if there had been no change in the exchange rate, because more Euros are required to generate the same USD translated amount. Conversely, when the USD weakens relative to the Euro, the reported USD results of our Europe operating segment are higher compared to a period with a stronger USD relative to the Euro. Similarly, the reported USD results of our Asia Pacific operating segment, where the functional currencies are primarily the Japanese Yen, Chinese Yuan, Korean Won and the Singapore Dollar, are comparatively lower or higher when the USD strengthens or weakens, respectively, relative to these currencies.

An increase of 1% of the value of the USD relative to foreign currencies would have increased our income before taxes during the year ended December 31, 2017 by approximately $0.1 million. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K for a discussion of the impact of the change in foreign exchange rates on our USD consolidated statement of operations for the years ended December 31, 2017, 2016, and 2015.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the index to consolidated financial statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (“ICFR”) as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in the report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Crocs, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 28, 2018

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

Code of Ethics

We have a written code of ethics in place that applies to all our employees, including our principal executive officer and principal financial officer. A copy of our business code of conduct and ethics policy is available on our website: www.crocs.com. We are required to disclose certain changes to, or waivers from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating any change to, or waiver from, our business code of conduct and ethics policy as permitted by applicable SEC rules.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017, with the exception of those items listed below.

Securities Authorized for Issuance under Equity Compensation Plans

As shown in the table below, we reserved 3.7 million shares of common stock for future issuance pursuant to exercise of outstanding awards under equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options and Rights (2)	Weighted Average Exercise Price of Outstanding Options (3)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders (1)	3,682,751	$11.00	3,511,206
Equity compensation plans not approved by stockholders	—	—	—
Total	3,682,751	$11.00	3,511,206
(1) On June 8, 2015, the Company’s stockholders approved the Crocs, Inc. 2015 Equity Incentive Plan (the “Plan”). The number of shares available for issuance under the Plan (subject to changes in capitalization) consist of (i) 7.0 million newly available shares; (ii) 1.2 million shares available for issuance under the 2007 Plan as of June 8, 2015; and (iii) 2007 Plan shares associated with outstanding options or awards that are canceled or forfeited after June 8, 2015. The Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other share-based awards. The Plan became effective immediately upon stockholder approval.
(2) Assumes target performance for performance-based equity awards.
(3) The weighted average exercise price of outstanding options pertains to 0.5 million shares issuable on the exercise of outstanding options and rights.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(1) Financial Statements

The financial statements filed as part of this report are listed on the index to the consolidated financial statements on page F-1.

(2) Financial Statement Schedules

The following consolidated financial statement schedule of Crocs Inc. and its subsidiaries is filed as a part of this report:

•	Schedule II - Valuation and Qualifying Accounts.

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

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

10.2	*
Crocs, Inc. 2007 Equity Incentive Plan (As Amended and Restated) (the “2007 Plan”) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 1, 2011).

10.3	*	Form of Incentive Stock Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.4	*	Form of Non-Statutory Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.5	*
Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under the 2007 Plan (incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 14, 2007).

10.6	*	Form of Restricted Stock Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 1, 2011).

10.7	*	Crocs, Inc. 2008 Cash Incentive Plan (As Amended and Restated) (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 7, 2017).

10.8	*	Crocs, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 9, 2015).

10.9
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

10.10
First Amendment to the Amended and Restated Credit Agreement, dated December 10, 2012, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Crocs, Inc.’s Current Report on Form 8-K, filed on December 11, 2012).

10.11
Second Amendment to Amended and Restated Credit Agreement, dated June 12, 2013, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on July 30, 2013).

Exhibit Number		Description
10.12
Third Amendment to Amended and Restated Credit Agreement, dated December 27, 2013, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on December 30, 2013).

10.13
Fourth Amendment to Amended and Restated Credit Agreement, dated March 27, 2014, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on May 1, 2014).

10.14
Fifth Amendment to Amended and Restated Credit Agreement, dated September 26, 2014, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on October 29, 2014).

10.15
Sixth Amendment to Amended and Restated Credit Agreement, dated April 2, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 7, 2015).

10.16
Seventh Amendment to Amended and Restated Credit Agreement, dated April 21, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 7, 2015).

10.17
Eighth Amendment to Amended and Restated Credit Agreement, dated September 1, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 9, 2015).

10.18
Ninth Amendment to Amended and Restated Credit Agreement, dated November 3, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 9, 2015).

10.19
Tenth Amendment to Amended and Restated Credit Agreement, dated December 24, 2015, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.29 to Crocs, Inc.’s Annual Report on Form 10-K, filed on February 29, 2016).

10.20
Eleventh Amendment to Amended and Restated Credit Agreement, dated February 18, 2016, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., and PNC Bank, National Association, as a lender and administrative agent. (incorporated herein by reference to Exhibit 10.30 to Crocs, Inc.’s Annual Report on Form 10-K, filed on February 29, 2016).

10.21
Twelfth Amendment to Amended and Restated Credit Agreement, dated June 13, 2016, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 5, 2016).

10.22
Thirteenth Amendment to Amended and Restated Credit Agreement, dated November 22, 2016, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.32 to Crocs, Inc.’s Annual Report on Form 10-K, filed on March 1, 2017).

10.23	†
Fourteenth Amendment to Amended and Restated Credit Agreement, dated October 13, 2017, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent.

Exhibit Number		Description
10.24	†
Fifteenth Amendment to Amended and Restated Credit Agreement, dated February 22, 2018, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent.

10.25	*	Crocs, Inc. Change of Control Plan (as Amended and Restated) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on May 1, 2014).

10.26
Investment Agreement, dated December 28, 2013, between Crocs, Inc. and Blackstone Capital Partners VI L.P. (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on December 30, 2013).

10.27
First Amendment to Investment Agreement, dated January 27, 2014, between Crocs, Inc. and Blackstone Capital Partners VI L.P. (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on January 27, 2014).

10.28
Second Amendment to Investment Agreement, dated June 6, 2017, between Crocs, Inc. and Blackstone Capital Partners VI L.P. (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 7, 2017).

10.29		Registration Rights Agreement, dated January 27, 2014 (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on January 27, 2014).

10.30	*
Employment Agreement, dated May 18, 2009, between Crocs, Inc. and Daniel P. Hart (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 5, 2010).

10.31	*	Employment Offer Letter, dated May 13, 2014, between Crocs, Inc. and Andrew Rees (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on May 14, 2014).

10.32	*
Supplement to Offer Letter, dated February 23, 2017, between Crocs, Inc. and Andrew Rees (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on March 1, 2017).

10.33	*
Employment Offer Letter, dated December 15, 2014, between Crocs, Inc. and Gregg Ribatt (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on December 15, 2014).

10.34	*
Consulting Agreement, dated February 27, 2017, between Crocs, Inc. and Gregg Ribatt (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on March 1, 2017).

10.35	*
Employment Offer Letter, dated November 4, 2015, between Crocs, Inc. and Carrie Teffner (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on November 5, 2015).

21	†	Subsidiaries of the registrant.

23.1	†	Consent of Deloitte & Touche LLP.

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	†	XBRL Instance Document

Exhibit Number		Description
101.SCH	†	XBRL Taxonomy Extension Schema Document

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document
* Compensatory plan or arrangement.
† Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 28, 2018.

CROCS, INC. a Delaware Corporation
By:	/s/ ANDREW REES
	Name:	Andrew Rees
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW REES	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2018
Andrew Rees

/s/ CARRIE W. TEFFNER	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018
Carrie W. Teffner

/s/ THOMAS J. SMACH	Chairman of the Board	February 28, 2018
Thomas J. Smach

/s/ IAN M. BICKLEY	Director	February 28, 2018
Ian M. Bickley

/s/ RONALD L. FRASCH	Director	February 28, 2018
Ronald L. Frasch

/s/ PRAKASH A. MELWANI	Director	February 28, 2018
Prakash A. Melwani

/s/ GREGG S. RIBATT	Director	February 28, 2018
Gregg S. Ribatt

/s/ DOUGLAS J. TREFF	Director	February 28, 2018
Douglas J. Treff

/s/ DOREEN A. WRIGHT	Director	February 28, 2018
Doreen A. Wright

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Crocs, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 28, 2018
We have served as the Company's auditor since 2005.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues	$1,023,513	$1,036,273	$1,090,630
Cost of sales	506,292	536,109	579,825
Gross profit	517,221	500,164	510,805
Selling, general and administrative expenses	494,601	503,174	567,823
Asset impairments	5,284	3,144	15,306
Income (loss) from operations	17,336	(6,154)	(72,324)
Foreign currency gain (loss), net	563	(2,454)	(3,332)
Interest income	870	692	967
Interest expense	(869)	(836)	(969)
Other income, net	280	1,539	914
Income (loss) before income taxes	18,180	(7,213)	(74,744)
Income tax expense	7,942	9,281	8,452
Net income (loss)	10,238	(16,494)	(83,196)
Dividends on Series A convertible preferred stock	(12,000)	(12,000)	(11,833)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(3,532)	(3,244)	(2,978)
Net loss attributable to common stockholders	$(5,294)	$(31,738)	$(98,007)
Net loss per common share:
Basic	$(0.07)	$(0.43)	$(1.30)
Diluted	$(0.07)	$(0.43)	$(1.30)
Weighted average common shares outstanding:
Basic	72,255	73,371	75,604
Diluted	72,255	73,371	75,604

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$10,238	$(16,494)	$(83,196)
Other comprehensive income (loss):
Foreign currency gain (loss), net	12,202	(4,683)	(32,561)
Total comprehensive income (loss)	$22,440	$(21,177)	$(115,757)

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$172,128	$147,565
Accounts receivable, net of allowances of $31,389 and $48,138, respectively	83,518	78,297
Inventories	130,347	147,029
Income taxes receivable	3,652	2,995
Other receivables	10,664	14,642
Restricted cash - current	2,144	2,534
Prepaid expenses and other assets	22,596	32,413
Total current assets	425,049	425,475
Property and equipment, net of accumulated depreciation and amortization of $91,806 and $88,603, respectively	35,032	44,090
Intangible assets, net	56,427	72,700
Goodwill	1,688	1,480
Deferred tax assets, net	10,174	6,825
Restricted cash	2,783	2,547
Other assets	12,542	13,273
Total assets	$543,695	$566,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,381	$61,927
Accrued expenses and other liabilities	84,446	78,282
Income taxes payable	5,515	6,593
Current portion of borrowings and capital lease obligations	676	2,338
Total current liabilities	157,018	149,140
Long-term income taxes payable	6,081	4,464
Other liabilities	12,298	13,502
Total liabilities	175,397	167,106
Commitments and contingencies:
Series A convertible preferred stock, 0.2 million shares outstanding, liquidation preference $203 million	182,433	178,901
Stockholders’ equity:
Preferred stock, par value $0.001 per share, none outstanding	—	—
Common stock, par value $0.001 per share, 94.8 million and 93.9 million issued, 68.8 million and 73.6 million shares outstanding, respectively	95	94
Treasury stock, at cost, 26.0 million and 20.3 million shares, respectively	(334,312)	(284,237)
Additional paid-in capital	373,045	364,397
Retained earnings	190,431	195,725
Accumulated other comprehensive loss	(43,394)	(55,596)
Total stockholders’ equity	185,865	220,383
Total liabilities and stockholders’ equity	$543,695	$566,390

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	78,516	$92	13,809	$(200,424)	$345,732	$325,470	$(18,352)	$452,518
Share-based compensation	—	—	—	—	11,186	—	—	11,186
Tax shortfall from share-based plans	—	—	—	—	(2,841)	—	—	(2,841)
Exercises of stock options and issuance of restricted stock awards	810	2	(34)	2,437	(836)	—	—	1,603
Repurchases of common stock	(6,475)	—	6,475	(85,926)	—	—	—	(85,926)
Series A preferred dividends	—	—	—	—	—	(11,833)	—	(11,833)
Series A preferred accretion	—	—	—	—	—	(2,978)	—	(2,978)
Net loss	—	—	—	—	—	(83,196)	—	(83,196)
Other comprehensive loss	—	—	—	—	—	—	(32,561)	(32,561)
Balance at December 31, 2015	72,851	$94	20,250	$(283,913)	$353,241	$227,463	$(50,913)	$245,972
Share-based compensation	—	—	—	—	10,736	—	—	10,736
Exercises of stock options and issuance of restricted stock awards	749	—	37	(324)	420	—	—	96
Series A preferred dividends	—	—	—	—	—	(12,000)	—	(12,000)
Series A preferred accretion	—	—	—	—	—	(3,244)	—	(3,244)
Net loss	—	—	—	—	—	(16,494)	—	(16,494)
Other comprehensive loss	—	—	—	—	—	—	(4,683)	(4,683)
Balance at December 31, 2016	73,600	$94	20,287	$(284,237)	$364,397	$195,725	$(55,596)	$220,383
Share-based compensation	—	—	—	—	11,619	—	—	11,619
Exercises of stock options and issuance of restricted stock awards	850	1	41	(75)	(2,971)	—	—	(3,045)
Repurchases of common stock	(5,659)	—	5,659	(50,000)	—	—	—	(50,000)
Series A preferred dividends	—	—	—	—	—	(12,000)	—	(12,000)
Series A preferred accretion	—	—	—	—	—	(3,532)	—	(3,532)
Net income	—	—	—	—	—	10,238	—	10,238
Other comprehensive gain	—	—	—	—	—	—	12,202	12,202
Balance at December 31, 2017	68,791	$95	25,987	$(334,312)	$373,045	$190,431	$(43,394)	$185,865
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$10,238	$(16,494)	$(83,196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,130	34,043	35,993
Unrealized foreign currency (gain) loss, net	1,025	(9,027)	(814)
Share-based compensation	9,773	10,736	11,236
Asset impairments	5,284	3,144	15,306
(Recovery) provision for doubtful accounts, net	(589)	3,230	25,997
Deferred taxes	(3,093)	(388)	289
Other non-cash items	(2,406)	503	7,137
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	620	2,408	(15,604)
Inventories	23,319	20,371	(8,586)
Prepaid expenses and other assets	18,907	(4,532)	1,755
Accounts payable	(2,714)	(1,354)	23,260
Accrued expenses and other liabilities	5,489	2,884	5,088
Income taxes	(719)	(5,770)	(8,163)
Cash provided by operating activities	98,264	39,754	9,698
Cash flows from investing activities:
Purchases of property, equipment, and software	(13,117)	(22,194)	(18,486)
Proceeds from disposal of property and equipment	1,579	2,438	(2)
Change in restricted cash	566	1,199	(139)
Other	—	(100)	—
Cash used in investing activities	(10,972)	(18,657)	(18,627)
Cash flows from financing activities:
Proceeds from bank borrowings	5,500	31,582	—
Repayments of bank borrowings and capital lease obligations	(8,611)	(35,640)	(5,290)
Dividends—Series A preferred stock	(12,000)	(12,000)	(11,900)
Repurchases of common stock	(50,000)	—	(85,926)
Other	(259)	(385)	1,856
Cash used in financing activities	(65,370)	(16,443)	(101,260)
Effect of exchange rate changes on cash and cash equivalents	2,641	(430)	(13,982)
Net change in cash and cash equivalents	24,563	4,224	(124,171)
Cash and cash equivalents—beginning of year	147,565	143,341	267,512
Cash and cash equivalents—end of year	$172,128	$147,565	$143,341

Cash paid for interest	$434	$653	$917
Cash paid for income taxes	13,208	12,344	19,923

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise noted in this report, any description of “the Company,” “Crocs,” “we,” “us,” or “our” includes Crocs, Inc. and its consolidated subsidiaries within our reportable operating segments and corporate operations. The Company is engaged in the design, development, manufacturing, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear characterized by functionality, comfort, color, and lightweight design. Our reportable operating segments include: the Americas, operating in North and South America; Asia Pacific, operating throughout Asia, Australia, New Zealand, Africa, and the Middle East; and Europe, operating throughout Western Europe, Eastern Europe, and Russia.

Basis of Presentation and Consolidation

The Company’s consolidated financial statements include its accounts and those of its wholly-owned subsidiaries, and reflect all adjustments which are necessary for a fair statement of financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, sales returns, impairment assessments and charges, recoverability of assets (including deferred tax assets), uncertain tax positions, income tax expense, share-based compensation expense, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, depreciation, and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to tax matters and threatened or pending legal proceedings (see Note 11 — Income Taxes and Note 15 — Legal Proceedings).To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Reclassifications

The Company has reclassified certain amounts on the consolidated statements of operations, consolidated balance sheets, consolidated statements of cash flows, and Note 7 — Derivative Financial Instruments to conform to current period presentation.

Transactions with Affiliates

The Company receives services from three subsidiaries of Blackstone Capital Partners VI L.P. (“Blackstone”). Blackstone and certain of its permitted transferees currently beneficially own all the outstanding shares of the Company’s Series A Convertible Preferred Stock, which is convertible into approximately 16.7% of the Company’s common stock as of December 31, 2017. Blackstone also has the right to nominate two representatives to serve on the Company’s Board of Directors (the “Board”).

Certain Blackstone subsidiaries provide various services to the Company, including inventory count, cybersecurity and consulting, and workforce management services. The Company incurred expenses of $0.7 million, $0.8 million, and $0.9 million for the years ended December 31, 2017, 2016, and 2015 respectively, for these services, which are reported in ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the significant risks and rewards of ownership, including title and risk of loss, are transferred to the customer or distributor, the collection of the related receivables is probable, and the selling price is fixed or determinable. Title passes on shipment to or on receipt by the customer depending on the country in which the sale occurs and the agreement terms with the customer. We also may accept returns from our wholesale customers, on an exception basis, to ensure that our products are merchandised in the proper assortments. The estimated costs of sales incentives, discounts, returns, price promotions, rebates, and loyalty and coupon programs are reported as a reduction of revenues.

Shipping and Handling Costs and Fees

Shipping and handling costs are expensed as incurred and are included in ‘Cost of sales’ in the consolidated statements of operations. Shipping and handling fees billed to customers are included in revenues.

Taxes Assessed by Governmental Authorities

Taxes assessed by governmental authorities that are directly imposed on a revenue transaction, including value added tax, are recorded on a net basis and are therefore excluded from revenues.

Cost of Sales

Our cost of sales includes costs incurred to design, produce, and ship our footwear. These costs include our raw materials, both direct and indirect labor, shipping and handling including freight costs, utilities, maintenance costs, depreciation, packaging, and other manufacturing overheads and costs.

Research, Design, and Development Expenses

We continue to dedicate significant resources to product design and development based on opportunities we identify in the marketplace. We incurred expenses of $13.4 million, $11.9 million, and $14.0 million in research, design, and development activities for the years ended December 31, 2017, 2016, and 2015, respectively, which are expensed as incurred and are reported in ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include media advertising (television, radio, print, social, digital), tactical advertising (signs, banners, point-of-sale materials) and promotional costs. Advertising production costs are expensed when the advertising is first run. Advertising communication costs are expensed in the periods that the communications occur. Certain of the Company’s promotional expenses result from payments under endorsement contracts. Expenses under endorsement contracts are expensed on a straight-line basis over the related annual contract terms.

Total marketing expenses, inclusive of advertising, production, promotion, and agency expenses, were $59.1 million, $56.0 million, and $58.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Prepaid advertising and promotional endorsement costs of $7.0 million and $4.5 million, were included in other current assets in the consolidated balance sheets at December 31, 2017 and 2016, respectively.

Selling, general and administrative expenses also include costs for our marketing and sales organizations, and other functions including finance, legal, human resources and information technology. Selling, general and administrative expenses consist primarily of labor and outside services, bad debt expense, legal costs, amortization of intangible assets, as well as certain depreciation costs related to non-production equipment and share-based compensation.

Other Income, Net

Other income, net primarily includes gains and losses associated with activities not directly related to making and selling footwear, as well as certain gains or losses on sales of non-operating assets.

Foreign Currency Gain (Loss), Net

Foreign currency gain (loss), net includes realized and unrealized foreign exchange gains and losses resulting from remeasurement and settlement of foreign-currency transactions denominated in a currency other than the functional currency of an entity, and realized and unrealized gains and losses on forward foreign exchange derivative contracts. Realized foreign exchange gains and losses are reported in the operating segment in which they occur. Foreign exchange gains and losses on intercompany balances and forward foreign exchange derivative contracts are reported within the Corporate segment.

Other Comprehensive Income (Loss)

Our foreign subsidiaries use their foreign currency as their functional currency. Functional currency assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses are reported in other comprehensive income (loss)

(“OCI”), until the substantial disposition of a subsidiary, at which time accumulated translation gains or losses are reclassified into net income. Our OCI consists entirely of cumulative translation gains and losses.

Income Taxes

Income taxes are accounted for using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We recognize interest and penalties related to income tax matters in income tax expense in the consolidated statement of operations. See Note 11 — Income Taxes for further discussion.

Taxes Assessed by Governmental Authorities

Taxes assessed by governmental authorities that are directly imposed on a revenue transaction, including value added tax, are recorded on a net basis and are therefore excluded from sales.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly-liquid investments with maturities of three months or less at the date of purchase. The Company reports receivables from credit card companies, if expected to be received within five days, in cash and cash equivalents.

Restricted Cash

Restricted cash primarily consists of funds to secure certain retail store leases, certain customs requirements, and other contractual arrangements.

Consolidated Statements of Cash Flows - Supplemental Schedule of Non-Cash Investing and Financing Activities

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Accrued purchases of property, equipment, and software	$2,195	$2,728	$851
Accretion of dividend equivalents	3,532	3,244	2,978
Vendor financed insurance premiums	1,450	2,082	—

Accounts Receivable, Net

Accounts receivable are recorded at invoiced amounts, net of reserves and allowances. The Company reduces the carrying value for estimated uncollectible accounts based on a variety of factors including the length of time receivables are past due, economic trends and conditions affecting the Company’s customer base, and historical collection experience. Specific provisions are recorded for individual receivables when the Company becomes aware of a customer’s inability to meet its financial obligations. The Company writes off accounts receivable to the reserves when they are deemed uncollectible or, in certain jurisdictions, when legally able to do so. See Item 15, Schedule II for more information.

Inventories

Inventories are valued at the lower of cost or net realizable value. We regularly evaluate inventory and estimate net realizable value using several assumptions including estimated future demand and market conditions, as well as other observable factors such as current sell-through of the Company’s products, recent changes in product demand, global and regional economic conditions, historical experience selling through liquidation and price discounted channels, and the amount of inventory on hand. If the estimated inventory net realizable value is less than its carrying value, the carrying value is adjusted to net realizable value and the resulting charge is recorded in ‘Cost of sales’ in the consolidated statements of operations. As of December 31, 2017 and 2016, our finished goods inventories accounted for approximately 97.5% and 96.8%, respectively, of our consolidated inventories, with the remaining balance comprised of raw materials and work-in-process.

Property and Equipment, Net

Property, equipment, furniture, and fixtures are stated at original cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful asset lives, which are reviewed periodically and have the following ranges: machinery and equipment: 2 to 5 years; furniture, fixtures, and other: 2 to 10 years. Leasehold improvements are stated at cost and amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. Depreciation of manufacturing assets is included in cost of sales in our consolidated statements of operations. Depreciation related to corporate, non-product, and non-manufacturing assets is included in ‘Selling, general and administrative expenses’ in our consolidated statements of operations. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and the resulting gain or loss, if any, is reflected in ‘Income (Loss) from operations’ in the consolidated statements of operations.

Properties held under capital lease are depreciated using the straight-line method over the estimated useful life or the lease term, whichever is shorter.

Goodwill and Other Intangible Assets, Net

We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level at least annually or when an interim triggering event has occurred indicating potential impairment. Our annual test is performed as of the last day of our fiscal fourth quarter. We continuously monitor the performance of our definite-lived intangible assets and evaluate for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. Definite-lived intangible assets are stated at cost, less accumulated amortization. Amortization is recorded using the straight-line method over the estimated lives of the assets.

Direct costs of acquiring or developing internal-use computer software, including costs of employees, are capitalized and classified within intangible assets. Software maintenance and training costs are expensed in the period incurred. Initial costs associated with internally-developed-and-used software are expensed until it is determined that the project has reached the application development stage, after which subsequent additions, modifications, or upgrades are capitalized to the extent that they add functionality. The Company’s capitalized software consists primarily of enterprise resource system software, warehouse management software, and point of sale software. Amortization for software is provided using the straight-line method over the estimated useful asset lives, which are reviewed periodically and range from 2 to 7 years. Amortization of capitalized software used in manufacturing activities is included in ‘Cost of sales’ in the consolidated statements of operations. Amortization related to corporate, non-product, and non-manufacturing assets, such as the Company’s global information systems, is included in ‘Selling, general, and administrative expenses’ in the consolidated statements of operations.

Amortization for patents, copyrights, and trademarks is provided using the straight-line method over the estimated useful asset lives, which are reviewed periodically and range from 7 to 25 years.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. The Company assesses recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and records a loss from impairment if the carrying value is more than its undiscounted cash flows. For assets involved in Crocs’ retail business, the asset group is at the retail store level. As retail store performance will vary in new and existing markets due to many factors, including maturity of the market and brand recognition, we periodically evaluate the fixed assets and leasehold improvements related to our retail locations for impairment. Assets or asset groups to be abandoned or from which no future benefit is expected are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. See Note 3 — Property and Equipment, Net for a discussion of impairment losses recorded during the periods presented.

Share-Based Compensation

The Company’s share-based compensation plans provides for stock options, restricted stock, and stock performance awards to be granted to plan participants, which includes certain officers, employees, and members of the Board. The grant date fair value of awards granted under these plans is amortized over the vesting period using the straight-line method. The grant date fair value of stock options is calculated using a Black Scholes option pricing model. The grant date fair value of time-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) is based on the closing market price of our common stock on the grant date, adjusted for dividend rights during the vesting period; the grant date fair value of performance-based RSUs is estimated using a Monte Carlo simulation valuation model. Share-based compensation expense associated with manufacturing and retail employees is included in ‘Cost of sales’ in the consolidated statements of operations. Share-based compensation expense associated with selling, marketing, and administrative employees is included in ‘Selling, general and administrative expenses’ in the consolidated statements of operations. See also Note 10 — Share-Based Compensation for additional information related to share-based compensation.

Earnings per Share

Basic and diluted earnings per common share (“EPS”) is presented using the two-class method. Participating securities are included in the computation of EPS on a pro-rata, if-converted basis. Diluted EPS reflects the potential dilution to common shareholders from securities that could share in the Company’s earnings. The dilutive effect of each participating security, if any, is calculated using the more dilutive of the two-class method described above. Anti-dilutive securities are excluded from diluted EPS. See Note 12 — Earnings per Share for additional information.

Derivative Foreign Currency Contracts

The Company enters into foreign currency forward contracts (“contracts”) to mitigate the potential impact of foreign currency exchange rate risk. By policy, the Company does not enter into these contracts for trading purposes or speculation. The fair value of the contracts is reported either as an asset or liability in our consolidated balance sheets. Changes in the fair value of our contracts are recorded in ‘Foreign currency gain (loss), net’ in our consolidated statements of operations. The Company did not designate any derivative instruments for hedge accounting during any of the periods presented. See Note 7 — Derivative Financial Instruments for further information.

Foreign Currency Translation and Remeasurement

The financial position and operating results of the Company’s foreign operations are reported using their respective local currency as the functional currency. The Company recognizes and reports remeasurement gains and losses within ‘Foreign currency gain (loss), net’ in the consolidated statements of operations.

Fair Value

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

The Company’s non-financial assets, which primarily consist of property and equipment, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value. See Note 6 — Fair Value Measurements for further discussion related to fair value measurements.

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

New Accounting Pronouncements Not Yet Adopted

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued authoritative guidance that permits reclassification of the income tax effects of the 2017 U.S. Tax Cuts and Jobs Act (“Tax Act”) on other accumulated comprehensive income (“AOCI”) to retained earnings. This guidance may be adopted retrospectively to each period (or periods) in which the income tax effects of the Tax Act related to items remaining in AOCI are recognized, or at the beginning of the period of adoption. The guidance becomes effective for for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the adoption method and the impact that adopting this new accounting standard will have on its consolidated financial statements.

Stock Compensation Scope of Modification Accounting

In May 2017, the FASB issued authoritative guidance intended to clarify those changes to terms and conditions of share-based compensation awards that are required to be accounted for as modifications of existing share-based awards. This guidance is to be applied prospectively and becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted during any interim period. The Company does not expect this standard will have a material impact on the Company’s consolidated financial statements.

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

Statement of Cash Flows - Classification and Change in Restricted Cash

In August 2016, the FASB issued authoritative guidance intended to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. Further, in November 2016, the FASB issued guidance requiring that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. These updates are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted, and will be applied retrospectively to all periods presented. The Company will implement this standard beginning in the quarter ended March 31, 2018 and the impact will result in a change in financial statement presentation and disclosure within the statement of cash flows.

Prepaid Stored-Value Products

In March 2016, the FASB issued guidance related to the recognition of breakage for certain prepaid stored-value products. This update aligns recognition of the financial liabilities related to prepaid stored-value products (for example, prepaid gift cards), with Topic 606, Revenue from Contracts with Customers, for non-financial liabilities. In general, certain of these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. This standard is effective for annual periods (including interim periods) beginning after December 15, 2017, with early adoption permitted. The Company has elected the modified retrospective method of adoption. The Company has completed a review of its prepaid stored-value products and has determined that the impact of adoption is immaterial to the consolidated financial statements.

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

The Company will adopt this guidance beginning with the quarterly reporting period ending March 31, 2019. In July 2017, the Company established an implementation team and engaged external advisers to develop a multi-phase plan to assess the Company’s leasing arrangements, as well as any changes to accounting policies, processes or information systems necessary to adopt the requirements of the new standard. The Company is evaluating the full impact this guidance will have on its consolidated financial statements, and expects that adoption will result in significant increases in lease-related assets and liabilities on its consolidated balance sheet.

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

In December 2016, the Company established an implementation team and engaged external advisers to develop a multi-phase plan to assess the Company’s business and contracts, as well as any changes to accounting policies, processes or information systems necessary to adopt the requirements of the new standard. The Company has elected the modified retrospective method of adoption. The Company has completed a review of its revenue contracts and terms and has determined that the impact of adoption is immaterial to the consolidated financial statements. Concurrent with adoption, the Company will change its presentation of product returns in the consolidated balance sheets by reporting an asset for the right to receive returned product and a return liability. In addition, customer payments received in advance of delivery will be reported as a contract liability in the Company’s consolidated balance sheets. The Company will provide additional information along with required disclosures in its consolidated financial statements in its quarterly report for the period ended March 31, 2018.

Other Pronouncements

Other new pronouncements issued but not effective until after December 31, 2017 are not expected to have a material impact on the Company’s consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2017	2016
	(in thousands)
Machinery and equipment	$33,109	$33,163
Leasehold improvements	72,961	73,363
Furniture, fixtures, and other	19,776	19,358
Construction-in-progress	992	6,809
Property and equipment	126,838	132,693
Less: Accumulated depreciation and amortization	(91,806)	(88,603)
Property and equipment, net	$35,032	$44,090

Asset Retirement Obligations

The Company is contractually obligated under certain of its lease agreements to restore certain retail and office facilities back to their original condition. At lease inception, the estimated fair value of these liabilities is recorded along with a related asset. At December 31, 2017 and 2016, liabilities for asset retirement obligations were $3.1 million and $2.8 million, respectively, and are reported in ‘Other liabilities’ in the consolidated balance sheets.

Depreciation and Amortization Expense

Depreciation and amortization expense related to property and equipment, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of sales	$2,278	$1,755	$1,764
Selling, general and administrative expenses	12,723	13,312	14,533
Total depreciation and amortization expense	$15,001	$15,067	$16,297

Gains/Losses on Disposals

The Company recognized net gains on disposals of property and equipment of $0.8 million for the year ended December 31, 2017 and net losses on disposals of property of $0.5 million, and $1.4 million, respectively, for the years ended December 31, 2016 and 2015, which are included in ‘Selling, general and administrative expenses’ in the consolidated statement of operations.

Asset Impairments

During the years ended December 31, 2017, 2016, and 2015, the Company recorded impairments of $0.5 million, $2.7 million, and $9.6 million, respectively, for underperforming retail stores. During the year ended December 31, 2015, an additional impairment of $5.7 million related to the disposal of the Company's business in South Africa was recorded. Long-lived asset impairments by reportable operating segment, were:

	Year Ended December 31,
	2017		2016		2015
	Asset Impairment	Number of Stores	Asset Impairment	Number of Stores	Asset Impairment	Number of Stores
	(in thousands, except store count data)
Americas	$455	3	$1,703	12	$7,237	27
Asia Pacific (1)	—	—	672	21	6,450	36
Europe	75	1	338	9	1,584	21
Total	$530	4	$2,713	42	$15,271	84
(1) In 2015, the Company recorded impairment of nine retail stores in South Africa of $5.7 million.

4. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
All of our goodwill is in the Europe segment. The changes in goodwill for the years ended December 31, 2017 and 2016 were:

Goodwill
(in thousands)
Balance at January 1, 2016	$1,973
Foreign currency translation	(62)
Impairment	(431)
Balance at December 31, 2016	1,480
Foreign currency translation	208
Balance at December 31, 2017	$1,688

Accumulated goodwill impairment at December 31, 2017 was $0.8 million.

Intangible Assets, Net

‘Intangible assets, net’ reported in the consolidated balance sheets consist of the following:

	December 31, 2017			December 31, 2016
	Gross	Accum. Amortiz.	Net	Gross	Accum. Amortiz.	Net
	(in thousands)
Intangible assets subject to amortization:
Capitalized software	$143,275	$(90,219)	$53,056	$142,358	$(74,530)	$67,828
Patents, copyrights, and trademarks	5,636	(4,969)	667	6,438	(5,471)	967
Other	214	(214)	—	2,855	(2,855)	—
Intangible assets not subject to amortization:
In progress (1)	2,378	—	2,378	3,616	—	3,616
Trademarks and other	326	—	326	289	—	289
Total	$151,829	$(95,402)	$56,427	$155,556	$(82,856)	$72,700
(1) In the year ended December 31, 2017, we recorded a write-off of $4.8 million for a discontinued project.

At December 31, 2017, the weighted average remaining useful life of intangibles subject to amortization was approximately 6.5 years.

Amortization Expense

Amortization expense related to definite-lived intangible assets, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of sales	$4,550	$5,127	$5,848
Selling, general and administrative expenses	13,579	13,849	13,848
Total amortization expense	$18,129	$18,976	$19,696

Estimated future annual amortization expense of intangible assets is:

As of December 31, 2017
(in thousands)
2018	$16,231
2019	14,009
2020	11,306
2021	11,052
2022	603
Thereafter	522
Total	$53,723

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets were:

	December 31,
	2017	2016
	(in thousands)
Accrued compensation and benefits	$34,955	$20,898
Professional services	10,835	10,900
Accrued rent and occupancy	8,535	7,335
Fulfillment, freight, and duties (1)	6,921	14,572
Royalties payable and deferred revenue	6,193	7,475
Sales/use and value added taxes payable	3,509	4,978
Other (2)	13,498	12,124
Total accrued expenses and other liabilities	$84,446	$78,282
(1) Includes customs duty legal accrual liability at December 31, 2016, which was settled in April 2017.
(2) Includes current liabilities related to Series A Preferred Stock dividends at December 31, 2017 and 2016. Other accrued liabilities at December 31, 2017 and 2016 also includes net derivative liabilities.

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The financial assets and liabilities that are measured and recorded at fair value on a recurring basis consist of the Company’s derivative instruments. The Company’s derivative instruments are foreign currency forward exchange contracts. The Company manages credit risk of its derivative instruments on the basis of its net exposure with its counterparty. All of the Company’s derivative instruments are classified as Level 2 and are reported in the consolidated balance sheets within ‘Accrued expenses and other liabilities’ at December 31, 2017 and 2016. The fair values of the Company’s derivative instruments were liabilities of $0.4 million and $0.2 million at December 31, 2017 and 2016, respectively. See Note 7 — Derivative Financial Instruments for more information.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

The Company’s borrowing instruments are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s outstanding notes payable approximate their carrying values at December 31, 2017 and 2016, based on interest rates currently available to the Company for similar borrowings and were:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings and capital lease obligations	$706	$706	$2,378	$2,378

Non-Financial Assets and Liabilities

The Company’s non-financial assets, which primarily consist of property and equipment, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value.

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. The Company recorded write-offs for a discontinued project and impairments to reduce the carrying values of goodwill associated with certain reporting units and certain retail store assets to zero as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Discontinued project	$4,754	$—	$—
Retail store asset impairment	530	2,713	15,306
Goodwill impairment	—	431	—

The Company’s goodwill is reported within its Europe operating segment.

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

Counterparty default risk is considered low because the forward contracts that the Company enters into are over-the-counter instruments transacted with highly-rated financial institutions. The Company was not required to and did not post collateral as of December 31, 2017 or 2016.

The Company’s derivative instruments are recorded at fair value as a derivative asset or liability in the consolidated balance sheets. The Company reports derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. Changes in fair value are recognized within ‘Foreign currency gain (loss), net’ in the consolidated statements of operations. For the consolidated statements of cash flows, the Company classifies cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within ‘Accrued expenses and other liabilities’ in the consolidated balance sheets were:

	December 31, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$1,241	$(1,647)	$6,541	$(6,698)
Netting of counterparty contracts	(1,241)	1,241	(6,541)	6,541
Foreign currency forward contract derivatives	$—	$(406)	$—	$(157)

The notional amounts of outstanding foreign currency forward exchange contracts shown below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	December 31, 2017		December 31, 2016
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Singapore Dollar	$73,455	$364	$94,763	$(2,611)
Euro	37,718	(122)	71,228	(1,441)
Japanese Yen	30,688	(89)	87,171	4,180
South Korean Won	15,888	(134)	8,278	407
British Pound Sterling	13,233	80	14,332	(660)
Other currencies	53,698	(505)	52,449	(32)
Total	$224,680	$(406)	$328,221	$(157)

Latest maturity date	January 2018		January 2017

Amounts reported in ‘Foreign currency gain (loss), net’ in the consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Foreign currency transaction gains	$2,284	$10,814	$3,980
Foreign currency forward exchange contracts losses	(1,721)	(13,268)	(7,312)
Foreign currency gain (loss), net	$563	$(2,454)	$(3,332)

8. REVOLVING CREDIT FACILITY AND BANK BORROWINGS

The Company’s borrowings were as follows:

	December 31,
	2017	2016
	(in thousands)
Notes payable	$662	$2,329
Capital lease obligations	44	49
Total borrowings and capital lease obligations	706	2,378
Less: Current portion of borrowings and capital lease obligations	676	2,338
Total long-term capital lease obligations	$30	$40

Senior Revolving Credit Facility

In December 2011, the Company entered into a revolving credit facility (the “Facility”), pursuant to an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders. The Credit Agreement, as amended, contains certain covenants that restrict certain actions by the Company, including (i) payment of dividends and limitations on: (ii) stock repurchases to $50.0 million per year, subject to certain restrictions; and (iii) capital expenditures and commitments to $50.0 million per year. The Credit Agreement also permits intercompany loans of up to $375.0 million and requires the Company to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed the lesser of $40.0 million or 40% of the total commitments during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of 2.00 to 1.00. As of December 31, 2017, the Company was in compliance with all financial covenants.

The Facility, as amended, provides for borrowings of up to $100.0 million through February 2021. Borrowings under the Facility for domestic base rate loans, including swing loans, bear interest at a daily base rate plus a margin ranging from 0.50% to 0.75%. Domestic London Interbank Borrowing Rate (“LIBOR”) loans bear interest equal to a LIBOR rate plus a margin ranging from 1.50% to 1.75%.

As of December 31, 2017, the total commitments available from the lenders under the Facility were $100.0 million. At December 31, 2017, the Company had no outstanding borrowings and $0.6 million in outstanding letters of credit under the Facility, which reduce the amounts available for borrowing under the terms of the Facility. As of December 31, 2017 and 2016, the Company had $99.4 million and $78.7 million, respectively, of available borrowing capacity under the Facility.

In February 2018, the Company entered into an amendment to the Credit Agreement which enables the Company repurchase up to $100 million of its common stock each year, subject to certain restrictions, and increased the limit on cumulative stock repurchases from $350 million to $600 million.

Asia Revolving Credit Facilities

The Company’s revolving credit facility agreement with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”), or the “HSBC Facility,” provides the Company uncommitted dual currency revolving loan facilities of up to 40.0 million Chinese Renminbi (“RMB”), or $6.1 million, with a combined facility limit of RMB 60.0 million, or $9.2 million. As of December 31, 2017 and 2016, borrowings under the HSBC Facility remained suspended at the discretion of HSBC. The HSBC Facility matures in February 2021.

For U.S. Dollar loans under the HSBC facility, the interest rate is 2.10% per annum plus LIBOR for three months or any other period as may be determined by HSBC at the end of each three month interest period. For RMB loans under the HSBC Facility, interest equals the one year benchmark lending rate effective on the loan draw-down date set forth by the People’s Bank of China plus 10%, payable on the maturity date of the related loan. The HSBC Facility may be canceled or suspended at any time at the discretion of the lender and contains provisions requiring the Company to maintain compliance with certain restrictive covenants.

In January 2018, the Company entered into a revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), which provides the Company a revolving loan facility of up to 30.0 million RMB, or $4.6 million, subject to consent by the lender. The CMBC Facility will mature in January 2019. For RMB loans under the CMBC Facility, interest is based on a benchmark interest rate plus a certain number of basis points upon agreement by the lender and the Company at the time of borrowing. The CMBC Facility may be canceled or suspended at any time by either party.

Notes Payable

Notes payable incur interest at fixed rates ranging from 1.95% to 2.83% and mature in 2018. The weighted average interest rate on outstanding borrowings as of December 31, 2017 and 2016 was 2.30% and 2.41%, respectively.

Maturities

The maturities of the Company’s debt and capital lease obligations were:

As of December 31, 2017
(in thousands)
2018	$676
2019	13
2020	11
2021	6
Total principal debt maturities and capital lease obligations	706
Less: current portion	676
Non-current portion	$30

9. EQUITY

Common Stock

The Company has one class of common stock with a par value of $0.001 per share. There are 250 million shares of common stock authorized for issuance. Holders of common stock are entitled to one vote per share on all matters presented to common stockholders.

Common Stock Repurchase Program

On December 26, 2013, the Board of Directors approved and authorized a program to repurchase up to $350 million of our common stock. The number, price, and timing of the repurchases are at the Company’s sole discretion, subject to certain restrictions on repurchases under the Company’s Revolving Credit Facility, and may be made depending on market conditions, liquidity needs, or other factors. The Company’s Board of Directors may suspend, modify, or terminate the program at any time without prior notice. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate the Company to acquire any amount of its common stock. Under Delaware state law, these shares are not retired, and the issuer has the right to resell any of the shares repurchased.

During 2017, the Company repurchased 5.7 million shares of its common stock at a cost of $50.0 million, including commissions. During 2016, the Company did not repurchase any of its common stock. During 2015, the Company repurchased 6.5 million shares at a cost of $85.9 million including commissions. As of December 31, 2017, the Company had remaining authorization to repurchase approximately $68.8 million of its common stock, subject to restrictions under its Credit Agreement.

On February 20, 2018, the Board increased the repurchase authorization to $500.0 million of our common stock.

Preferred Stock

The Company has authorized and available for issuance 4.0 million shares of preferred stock. Of these preferred shares, 1.0 million were authorized and 0.2 million were issued and outstanding as of December 31, 2017 and 2016.

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

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights to preferred dividends, liquidation, winding-up, and dissolution. Holders of Series A Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 6.0% per annum. If the Company fails to make timely dividend payments, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full. As of December 31, 2017 and 2016, the Company had accrued preferred dividends of $3.0 million, which are reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets. These accrued dividends were paid in cash in January 2018 and 2017, respectively.

Conversion Rights of the Company and Blackstone

The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $14.50 per share, subject to adjustment for customary anti-dilution provisions. Provided the closing price of the Company’s common stock has been equal to or greater than $29.00 for 20 consecutive trading days, the Company may elect to convert all or a portion of the Series A Preferred Stock into an equivalent number of shares of common stock. At December 31, 2017, had the holders converted or the Company been entitled to exercise its conversion right, the Series A Preferred Stock would have been convertible into 13,793,100 shares of common stock.

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

Beneficial Conversion Feature

The Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) included a beneficial conversion feature. The Company recognized the beneficial conversion feature in additional paid-in capital. Accretion expense is recorded over the eight years from the date of issuance through the redemption date utilizing the effective interest method.

10. SHARE-BASED COMPENSATION

The Company’s share-based compensation awards are issued under the 2015 Equity Incentive Plan (“2015 Plan”) and two predecessor plans, the 2005 Equity Incentive Plan (“2005 Plan”) and the 2007 Equity Incentive Plan (“2007 Plan”). Any awards that expire or are forfeited under the 2007 Plan become available for issuance under the 2015 Plan. The Company accounts for forfeitures as they occur when calculating share-based compensation expense. The aforementioned plans provide for the issuance of previously unissued common stock in connection with the exercise of stock options and conversion of other share-based awards. There were 3,511,206 shares of common stock reserved and authorized for issuance at December 31, 2017, under all plans, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

Share-Based Compensation Expense

Pre-tax share-based compensation expense reported in the Company’s consolidated statements of operations was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of sales	$379	$488	$539
Selling, general and administrative expenses	9,394	10,199	10,697
Total share-based compensation expense	$9,773	$10,687	$11,236

Stock Option Activity

Stock option activity during the year ended December 31, 2017 was:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Outstanding as of December 31, 2016	518	$16.90	3.99	$186
Granted	200	6.98
Exercised	(16)	6.00
Forfeited or expired	(161)	25.52
Outstanding as of December 31, 2017	541	$11.00	5.37	$1,918
Exercisable at December 31, 2017	320	$13.28	2.78	$786
Vested and expected to vest at December 31, 2017	541	$11.00	5.37	$1,918

During the years ended December 31, 2017 and 2015, stock options were valued using a Black Scholes option pricing model using the following assumptions. No stock options were granted during 2016.

	Year Ended December 31,
	2017	2015
Expected volatility	40.7%	42.5%
Dividend yield	—	—
Risk-free interest rate	1.76%	1.50% - 1.72%
Expected life (in years)	4.00	4.00

The weighted average grant date fair value of stock options granted during the years ended December 31, 2017 and 2015 was approximately $2.37 and $4.74 per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $0.1 million, $0.5 million, and $1.7 million, respectively. During the years ended December 31, 2017, 2016, and 2015, the Company received $0.1 million, $0.4 million and $1.9 million cash in connection with the exercise of stock options. The total grant date fair value of stock options vested during the years ended December 31, 2017, 2016, and 2015 was $0.1 million, $0.3 million, and $0.7 million, respectively.

As of December 31, 2017, the Company had $0.5 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 2.29 years.

Stock options under the 2005 Plan, 2007 Plan, and 2015 Plan generally vest ratably over four years with the first vesting occurring one year from the date of grant, followed by monthly vesting for the remaining three years, and expire ten years after the date of grant.

Restricted Stock Awards and Restricted Stock Units Activity

From time to time, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are granted to employees. RSAs and RSUs generally vest over three years, depending on the terms of the grant. Holders of unvested RSAs have the same rights as those of common stockholders including voting rights and non-forfeitable dividend rights. However, ownership of unvested RSAs cannot be transferred until vested. Holders of unvested RSUs have a contractual right to receive a share of common stock upon vesting. RSUs have dividend equivalent rights which accrue over the term of the award and are paid if and when the RSUs vest, but RSU holders have no voting rights. The Company grants both time-based RSUs and performance-based RSUs.

Time-based RSUs are typically granted on an annual basis to certain executive and non-executive employees and vest on a straight-line basis in three annual installments, beginning one year after the grant date. During the years ended December 31, 2017, 2016, and 2015, the Board approved grants of 1.1 million, 1.0 million, and 1.2 million time-based RSUs, respectively.

Performance-based RSUs are granted on an annual basis to certain executive employees and consist of a time-based and performance-based component. Under the time-based component, RSUs vest at the end of each of the three years, beginning one year from the grant date. The performance targets and vesting conditions for performance-based RSUs are based on achievement of multiple weighted performance goals, and vest upon certification by the compensation committee plus an additional service period. The fair value of performance-based awards is estimated using a Monte Carlo simulation valuation model. This pricing model utilizes multiple input variables that determine the probability of satisfying each performance condition stipulated in the terms of the award to estimate its grant date fair value. Compensation expense, net of forfeitures, is updated for the Company’s expected performance level against each related goal at the end of each reporting period. During the years ended December 31, 2017, 2016, and 2015, the Board approved the grant of 1.3 million, 1.2 million, and 1.5 million RSUs, respectively, to certain executive employees as part of the performance incentive program.

RSA and RSU activity during the year ended December 31, 2017 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except fair value data)
Unvested at December 31, 2016	11	$10.28	3,855	$10.31
Granted	35	6.84	2,434	6.84
Vested	(29)	8.19	(764)	10.88
Forfeited	—	N/A	(1,734)	9.60
Unvested at December 31, 2017	17	$6.84	3,791	$7.99

RSAs vested during the years ended December 31, 2017, 2016, and 2015 consisted entirely of time-based awards. The total grant date fair value of RSAs vested was $0.2 million in each of the years ended December 31, 2017, 2016, and 2015.

As of December 31, 2017, unrecognized share-based compensation expense for RSAs was $0.1 million, which is expected to amortize over a remaining weighted average period of 0.43 years.

RSUs vested during the year ended December 31, 2017 consisted of 696,083 time-based awards and 68,317 performance-based awards. RSUs vested during the year ended December 31, 2016 consisted of 599,071 time-based awards and 31,396 performance-based awards. RSUs vested during the year ended December 31, 2015 consisted of 437,132 time-based awards and 67,893 performance-based awards. The total grant date fair value of RSUs vested during the years ended December 31, 2017, 2016, and 2015 was $8.3 million, $8.0 million and $8.2 million, respectively.

As of December 31, 2017, unrecognized share-based compensation expenses for time-based and performance-based RSUs were $9.9 million and $3.8 million, respectively, and are expected to amortize over a remaining weighted average period of 1.56 years and 1.94 years, respectively.

11. INCOME TAXES

U.S. Federal Income Tax Reform

On December 22, 2017, H.R. 1, also known as the Tax Cuts and Jobs Act (“Tax Act”), was enacted in the U.S. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. corporations. Most notably, the statutory U.S. federal corporate income tax rate was changed from 35% to 21% for corporations. In addition to the change in the corporate income tax rate, the Tax Act further introduced a number of other changes including a one-time transition tax via a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits; the introduction of a tax on global intangible low-taxed income (“GILTI”) for tax years beginning after December 31, 2017; the limitation of deductible net interest to 30% of adjustable taxable income; the further limitation of the deductibility of share-based compensation of certain highly compensated employees; the ability to elect to accelerate bonus depreciation on certain qualified assets; and the Base Erosion and Anti-Abuse Tax ("BEAT"), amongst other changes.

Additionally, on December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Specifically, SAB 118 provides a measurement period for companies to evaluate the impacts of the Tax Act on their financial statements. This measurement period may not exceed one year and begins in the reporting period that includes the enactment date and ends when an entity has obtained, prepared, and analyzed the information necessary to complete the accounting requirements.

Transition Tax

The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. We have recorded provisional amounts based on estimates of the effects of the Tax Act as the analysis requires significant data from our foreign subsidiaries that is not regularly collected or analyzed. The U.S. federal transition tax liability, net of newly generated income tax credits, is an obligation of $17.1 million. The Company has existing foreign tax credits and other attributes which fully offset this transition tax obligation. The associated deferred tax assets that offset the obligation have a full valuation allowance, so there is no net impact to income tax expense.

Deferred Tax Effects

The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, we have remeasured our deferred tax positions as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. The remeasurement resulted in a net decrease in deferred tax assets of $0.6 million and a $0.1 million change in the valuation allowance. Therefore, we recognized a deferred tax expense of $0.7 million to reflect the reduced U.S. tax rate and other effects of the Tax Act. We have not collected the necessary data to complete our analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional.

The net tax expense recognized in 2017 related to the Tax Act which was not offset by a change in valuation allowance was $0.7 million. As we complete our analysis of the impacts of the Tax Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS, or other standard-setting bodies, we may identify additional effects not reflected as of December 31, 2017. Additionally, we consider these amounts preliminary as we continue to evaluate the impacts of the Tax Act and further understand its implications, as well as the related, and yet to be issued, regulator rules, regulations, and interpretations. For example, subsequent to the enactment, the FASB staff has concluded that companies should make an accounting policy election to account for the tax effects of GILTI either as a component of income tax expense in the future period the tax arises, or as a component of deferred taxes on the related investments in foreign subsidiaries. We are currently evaluating the GILTI provisions of the Tax Act and the related implications and have not finalized our accounting policy election; however, we have preliminarily concluded that we will record GILTI provisions as a periodic expense as incurred and, therefore, have not recorded deferred taxes for GILTI as of December 31, 2017. We will continue to evaluate in future periods and will finalize our accounting policy election at that time. Additional impacts of the Tax Act will be recorded as they are identified during the measurement period pursuant to SAB 118. Any adjustments to provisional amounts that are identified during the measurement period will be recorded and disclosed in the reporting period in which the adjustment is determined. The complexity of the Tax Act could necessitate the need to use the full one year measurement period to adequately interpret, analyze, and conclude upon the tax effects of the Tax Act as of the enactment date.

Finally, BEAT is a new minimum tax on international payments as a means to reduce the ability of multi-national companies to erode the U.S. tax base through deductible related-party payments. We do not have any material deductible related party payments originating from the U.S. to our foreign subsidiaries that this would apply to. As a result, BEAT is not expected to have a material impact on our income tax expense.

Income Taxes

The following table sets forth income before taxes and the expense for income taxes:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income (loss) before taxes:
U.S.	$(34,406)	$(55,617)	$(83,537)
Foreign	52,586	48,404	8,793
Total income (loss) before taxes	$18,180	$(7,213)	$(74,744)
Income tax expense:
Current income taxes:
U.S. federal	$1,383	$49	$480
U.S. state	127	126	195
Foreign	9,525	9,494	7,488
Total current income taxes	11,035	9,669	8,163
Deferred income taxes:
U.S. federal	1,300	263	(3,902)
U.S. state	—	—	(118)
Foreign	(4,393)	(651)	4,309
Total deferred income taxes	(3,093)	(388)	289
Total income tax expense	$7,942	$9,281	$8,452

The following table sets forth income reconciliations of the statutory federal income tax rate to actual rates based on income or loss before income taxes:

	Year Ended December 31,
	2017		2016		2015
	(in thousands)
Income tax expense and rate attributable to:
Federal	$6,363	35.0%	$(2,524)	(35.0)%	$(26,160)	(35.0)%
State, net of federal benefit	53	0.3	(202)	(2.8)	(543)	(0.7)
Foreign differential	(11,768)	(64.7)	(12,624)	(175.0)	(3,678)	(4.9)
Enacted changes in tax law	17,645	97.1	—	—	—	—
Non-deductible / non-taxable items	6,006	33.0	2,694	37.4	(2,181)	(2.9)
Change in valuation allowance	24,400	134.2	16,041	222.4	10,892	14.5
U.S. tax on foreign earnings	(32,427)	(178.4)	23,130	320.6	82,311	110.0
Foreign tax credits	(7,980)	(43.9)	(18,581)	(257.6)	(49,432)	(66.1)
Uncertain tax positions	1,054	5.8	19	0.3	(3,952)	(5.3)
Audit settlements	354	1.9	253	3.5	1,167	1.6
Stock compensation windfall / shortfall	882	4.9	2,120	29.4	—	—
Deferred income tax account adjustments	2,679	14.7	(842)	(11.7)	—	—
Other	681	3.8	(203)	(2.8)	28	0.1
Effective income tax expense and rate	$7,942	43.7%	$9,281	128.7%	$8,452	11.3%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We recorded a provisional adjustment to our U.S. deferred income taxes as of December 31, 2017 to reflect the reduction in the U.S. statutory tax rate from 35% to 21% resulting from the Tax Act. The following table sets forth deferred income tax assets and liabilities as of the date shown:

	December 31,
	2017	2016
	(in thousands)
Non-current deferred tax assets:
Stock compensation expense	$2,940	$4,597
Long-term accrued expenses	20,728	26,127
Net operating loss	42,956	36,424
Intangible assets	1,620	3,654
Future uncertain tax position offset	498	396
Unrealized loss on foreign currency	119	—
Foreign tax credit	67,655	69,586
Other	2,792	5,481
Valuation allowance	(119,494)	(90,900)
Total non-current deferred tax assets	$19,814	$55,365
Non-current deferred tax liabilities:
Intangible assets	$—	$(41)
Unremitted earnings of foreign subsidiary	—	(32,427)
Property and equipment	(9,640)	(16,072)
Total non-current deferred tax liabilities	$(9,640)	$(48,540)

During 2017, additional valuation allowances of $28.6 million were recorded on deferred tax assets that are not anticipated to be realized.  The change in the valuation allowance includes $24.4 million related to income tax expense and $4.2 million which does not impact the tax provision because this amount reflects the impact of unrecorded tax attributes related to changes in cumulative translation adjustment.  During 2016, additional valuation allowances of $34.3 million were recorded.  The change in the 2016 valuation allowance includes $16.0 million related to income tax expense and $18.3 million which does not impact the tax provision because this amount reflects the cumulative impact of unrecorded tax attributes related to the adoption in 2016 of U.S. GAAP guidance related to income tax effect of share-based compensation and changes in cumulative translation adjustment.

We annually receive cash from our foreign subsidiaries’ current year earnings. The transition tax in the Tax Act imposes a tax on undistributed and previously untaxed foreign earnings at various tax rates. This tax largely eliminated the differences between the financial reporting and income tax basis of foreign undistributed earnings. As a result of the transition tax, the Company no longer has a deferred tax liability associated with undistributed earnings and profits. Furthermore, as of December 31, 2017, foreign withholding taxes have not been provided on unremitted earnings of subsidiaries operating outside of the U.S. as these amounts are considered to be indefinitely reinvested.

During 2017, we recorded additional tax loss carryforwards in certain foreign jurisdictions which aggregate to $18.8 million, primarily driven by operational losses recognized based on local statutory accounting requirements. As these carryforwards were generated in jurisdictions where we have historically had book losses or do not have strong future projections related to those operations, we concluded that it was more likely than not that the associated net operating losses would not be realized, and thus recorded a valuation allowance on the majority of the associated deferred tax assets. As of December 31, 2017, Crocs maintains a valuation allowance of $119.5 million.

The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Unrecognized tax benefit as of January 1	$4,750	$4,957	$8,444
Gross increases in tax positions in prior period	1,025	646	643
Gross decreases in tax positions in prior period	—	(664)	(385)
Gross increases in tax positions in current period	966	245	549
Settlements	(123)	(238)	(4,126)
Lapse of statute of limitations	(414)	(196)	(168)
Unrecognized tax benefit as of December 31	$6,204	$4,750	$4,957

The Company recorded a net expense of $1.5 million related to increases in 2017 unrecognized tax benefits combined with amounts effectively settled under audit. Unrecognized tax benefits as of December 31, 2017 relate to tax years that are currently open under the statute of limitation. The primary impact of uncertain tax positions on the rate reconciliation includes audit settlements, net increases in position changes, and accrued interest expense.

Interest and penalties related to income tax liabilities are included in ‘Income tax expense’ in the consolidated statement of operations. For the years ended December 31, 2017, 2016, and 2015, Crocs recorded approximately $0.2 million, $0.2 million, and $0.2 million, respectively, of penalties and interest. During the year ended December 31, 2017, Crocs released $0.2 million of interest from settlements, lapse of statutes, and change in certainty. The cumulative accrued balance of penalties and interest was $0.7 million, $0.6 million, and $0.5 million, as of December 31, 2017, 2016, and 2015, respectively.

Unrecognized tax benefits of $6.2 million, $4.8 million and $5.0 million as of December 31, 2017, 2016, and 2015, respectively, if recognized, would reduce the annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

The following table sets forth the tax years subject to examination for the major jurisdictions where we conduct business as of December 31, 2017:

Netherlands	2005 to 2017
Canada	2010 to 2017
Japan	2011 to 2017
China	2011 to 2017
Singapore	2014 to 2017
United States	2010 to 2017

The Company is currently under audit in Taiwan. U.S state tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to two years after formal notification to the states. As such, U.S. state income tax returns for the Company are generally subject to examination for the years 2012 to 2017.

The Company has recorded deferred tax assets related to U.S. federal tax carryforwards, including foreign tax credits and net operating losses, which expire at various dates between 2023 and 2037 of $48.6 million and $57.3 million at December 31, 2017 and 2016, respectively. The Company has recorded deferred tax assets related to U.S. state tax net operating loss carryforwards which expire at various dates between 2017 and 2037 of $12.5 million and $9.4 million at December 31, 2017 and 2016, respectively. The Company has recorded deferred tax assets related to foreign tax carryforwards, including foreign tax credits and net operating losses, which expire starting in 2021 and those which do not expire of $49.5 million and $39.3 million as of December 31, 2017 and 2016, respectively.

12. EARNINGS PER SHARE

Basic and diluted EPS for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(5,294)	$(31,738)	$(98,007)
Denominator:
Weighted average common shares outstanding - basic and diluted	72,255	73,371	75,604

Net loss per common share:
Basic	$(0.07)	$(0.43)	$(1.30)
Diluted	$(0.07)	$(0.43)	$(1.30)

For the years ended December 31, 2017, 2016, and 2015, respectively, all outstanding shares issued under share-based compensation awards, and all potentially convertible Series A Preferred Stock shares were excluded from the calculation of diluted EPS because the effect was anti-dilutive. If converted, Series A Preferred Stock would represent approximately 16.7% of the Company’s common stock outstanding, or 13.8 million additional common shares as of December 31, 2017.

13. COMMITMENTS AND CONTINGENCIES

Rental Commitments and Contingencies

The Company rents retail stores, offices and warehouses, vehicles, and equipment under operating leases expiring at various dates through 2033. Rent expense for leases with escalations or rent holidays is recognized on a straight-line basis over the lease term beginning on the lease inception date. Certain leases also provide for contingent rents, which are generally determined as a percent of sales in excess of specified levels. A contingent rent liability is recognized together with the corresponding rent expense when specified levels have been achieved or when the Company determines that achieving the specified levels during the period is probable.
Future minimum lease payments under operating leases as of the date shown were as follows:

December 31, 2017
(in thousands)
2018	$53,329
2019	36,816
2020	28,547
2021	22,843
2022	16,650
Thereafter	52,326
Total minimum lease payments	$210,511

Minimum sublease rental income of $0.2 million under non-cancelable subleases, and contingent rentals, which may be paid under certain retail store leases on a basis of percentage of sales in excess of stipulated amounts, are excluded from the commitment schedule.

Rent expense under operating leases was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Minimum rentals (1)	$78,961	$88,182	$96,579
Contingent rentals	14,294	14,596	14,929
Less: Sublease rentals	(182)	(187)	(322)
Total rent expense	$93,073	$102,591	$111,186
(1) Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking, and storage fees, which were approximately $10.0 million, $10.2 million, and $9.1 million during the years ended December 31, 2017, 2016, and 2015, respectively.

Purchase Commitments

Under the terms of an annual supply agreement, the Company guarantees payment for certain third-party manufacturer purchases of raw materials used in the manufacture of its products, up to a maximum of €3.5 million (approximately $4.2 million as of December 31, 2017).

As of December 31, 2017 and 2016, the Company had purchase commitments with other third-party manufacturers, primarily for materials and supplies used in the manufacture of the Company’s products, for an aggregate of $122.7 million and $125.9 million, respectively.

Government Tax Audits

The Company is regularly subject to, and is currently undergoing, audits by various tax authorities in the United States and several foreign jurisdictions, including customs duties, import and other taxes for prior tax years. See Note 15 — Legal Proceedings for additional information.
Other

During its normal course of business, the Company may make certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain matters. The Company cannot determine a range of estimated future payments and has not recorded any liability for such payments in the accompanying consolidated balance sheets.

See Note 15 — Legal Proceedings for further details regarding potential loss contingencies related to government tax audits and other current legal proceedings.

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has three reportable operating segments: the Americas, Asia Pacific, and Europe. ‘Other businesses’ aggregates insignificant operating segments that do not meet the reportable segment threshold, including manufacturing operations located in Mexico and Italy, and corporate operations.

Each of the reportable operating segments derives its revenues from the sale of footwear and accessories to external customers. Revenues for ‘Other businesses’ include non-footwear product sales to external customers that are excluded from the measurement of segment operating revenues and income.

Segment performance is evaluated based on segment results without allocating corporate expenses, or indirect general, administrative, and other expenses. Segment profits or losses include adjustments to eliminate inter-segment sales. Reconciling items between segment operating income and income (loss) from operations consist of other businesses and unallocated corporate expenses, as well as inter-segment eliminations. The following tables set forth information related to reportable operating segments:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues:
Americas	$480,146	$467,006	$476,210
Asia Pacific	369,667	395,078	424,491
Europe	172,830	173,444	188,833
Segment revenues	1,022,643	1,035,528	1,089,534
Other businesses	870	745	1,096
Total consolidated revenues	$1,023,513	$1,036,273	$1,090,630
Income from operations:
Americas (1)	$86,880	$58,844	$49,422
Asia Pacific (2)	79,273	78,907	48,447
Europe (3)	25,736	17,757	15,629
Segment income from operations	191,889	155,508	113,498
Reconciliation of segment income from operations to income (loss) before income taxes:
Other businesses	(22,861)	(26,935)	(30,092)
Unallocated corporate (4)	(151,692)	(134,727)	(155,730)
Total consolidated income (loss) from operations	17,336	(6,154)	(72,324)
Foreign currency gain (loss), net	563	(2,454)	(3,332)
Interest income	870	692	967
Interest expense	(869)	(836)	(969)
Other income	280	1,539	914
Income (loss) before income taxes	$18,180	$(7,213)	$(74,744)
Depreciation and amortization:
Americas	$5,473	$5,787	$7,401
Asia Pacific	3,464	4,264	3,913
Europe	1,878	2,133	2,229
Total segment depreciation and amortization	10,815	12,184	13,543
Other businesses	6,748	6,830	7,634
Unallocated corporate	15,567	15,029	14,816
Total consolidated depreciation and amortization	$33,130	$34,043	$35,993
(1) Includes $0.5 million, $1.7 million, and $7.2 million of asset impairment charges related to 3, 12, and 27 underperforming retail locations for the years ended December 31, 2017, 2016 and 2015, respectively.
(2) Includes $0.0 million, $0.7 million, and $0.7 million of asset impairment charges related to 0, 21, and 27 underperforming retail locations for the years ended December 31, 2017, 2016 and 2015, respectively.

(3) Includes less than $0.1 million, $0.3 million, and $1.6 million of asset impairment charges related to 1, 9, and 21 underperforming retail locations for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally in the year ended December 31, 2016, the Company recorded $0.4 million in impairment charges related to goodwill in our Europe operating segment.
(4) Includes a $4.8 million write-off related to a discontinued project for the year ended December 31, 2017. Also includes corporate support and administrative functions, costs associated with share-based compensation, research and development, marketing, legal, restructuring, depreciation and amortization of corporate and other assets not allocated to operating segments, and intersegment eliminations.

The following table sets forth asset information related to reportable operating segments as of the dates shown:

	December 31,
	2017	2016
	(in thousands)
Long-lived assets:
Americas	$17,129	$22,406
Asia Pacific	4,171	6,524
Europe	4,609	5,091
Total segment long-lived assets	25,909	34,021
Supply Chain	17,396	21,872
Corporate and other	49,842	62,377
Total long-lived assets	$93,147	$118,270

Total consolidated assets:
Americas	$158,641	$181,404
Asia Pacific	161,646	154,862
Europe	76,537	87,894
Total segment assets	396,824	424,160
Supply Chain	37,793	43,039
Corporate and other	109,078	99,191
Total consolidated assets	$543,695	$566,390

There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2017, 2016 and 2015. The following table sets forth certain geographical information regarding Crocs’ revenues for the periods as shown:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Location:
United States	$388,847	$384,939	$392,463
International (1)	634,666	651,334	698,167
Total revenues	$1,023,513	$1,036,273	$1,090,630
(1) For the year ended December 31, 2016, sales in Japan represented approximately 10.6% of consolidated revenues.

The following table sets forth geographical information regarding property and equipment assets as of the dates shown:

	December 31,
	2017	2016
	(in thousands)
Location:
United States	$23,396	$29,420
International	11,636	14,670
Total property and equipment, net	$35,032	$44,090

15. LEGAL PROCEEDINGS

The Company was subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, the Company was notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $4.3 million, plus interest and penalties, for the period January 2010 through May 2011. The Company has disputed these assessments and asserted defenses to the claims. On February 25, 2015, the Company received additional assessments totaling 33.3 million BRL, or approximately $10.1 million, plus interest and penalties, related to the remainder of the audit period. The Company has also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, the Company received a favorable ruling on its appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have requested a special appeal to that decision. If the appeal is accepted, Crocs will have the opportunity to both defend the appeal as well as challenge it procedurally. Should the Brazilian Tax Authority prevail in this final administrative appeal, Crocs may still challenge the assessments through the court system, which would likely require the posting of a bond. Additionally, the second appeal for the remaining assessments is scheduled to be heard on March 1, 2018. The Company has not recorded these items within the consolidated financial statements. Due to the inherent uncertainty of litigation and legal challenges, it is not possible to accurately predict the timing or outcome of this matter or to estimate an amount of loss, if any.

For all other claims and other disputes, the Company has accrued estimated losses of $1.8 million within ‘Accrued expenses and other liabilities’ in its consolidated balance sheet as of December 31, 2017. Where the Company is able to estimate possible losses or a range of possible losses, the Company estimates that as of December 31, 2017, losses associated with these claims and other disputes are immaterial.
The Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims. The Company is not party to any other pending legal proceedings that it believes would reasonably have a material adverse impact on its business, financial position, results of operations, or cash flows.

16. EMPLOYEE BENEFIT PLAN

Defined Contribution Plan

The Company sponsors a qualified defined contribution benefit plan (the “Plan”), covering substantially all of its U.S. employees. The Plan includes a savings plan feature under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions to the plans equal to 100% of the first 3%, and up to 50% of the next 2% of salary contributed by an eligible employee. Participants are vested 100% in the Company’s matching contributions when made. Contributions made by the Company under the Plan were $5.5 million, $5.8 million and $6.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

17. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
Revenues	$267,907	$313,221	$243,273	$199,112
Gross profit	133,584	169,807	123,463	90,367
Income (loss) from operations	15,582	29,446	2,685	(30,377)
Net income (loss)	11,010	21,960	1,629	(24,361)
Net income (loss) attributable to common shareholders	7,155	18,086	(2,263)	(28,272)
Basic income (loss) per common share	$0.08	$0.21	$(0.03)	$(0.41)
Diluted income (loss) per common share	$0.08	$0.20	$(0.03)	$(0.41)

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
Revenues	$279,140	$323,828	$245,888	$187,417
Gross profit	129,366	169,640	122,434	78,724
Income (loss) from operations	14,243	20,605	(1,215)	(39,787)
Net income (loss)	10,146	15,537	(1,533)	(40,644)
Net income (loss) attributable to common shareholders	6,361	11,735	(5,352)	(44,482)
Basic income (loss) per common share	$0.07	$0.13	$(0.07)	$(0.60)
Diluted income (loss) per common share	$0.07	$0.13	$(0.07)	$(0.60)

During the three months ended December 31, 2017, we identified the following factors affecting the comparability of information between periods:

•	Due to the seasonal nature of our products, we experience decreased revenues in the fourth quarter of the year relative to the other quarters.

•
Income from operations for the quarter ended December 31, 2017 improved by $9.4 million compared to the fourth quarter of 2016, primarily driven by higher revenues, partially offset by additional charges of $6.3 million related to a noncash write-off and contract termination fee for a discontinued project.

During the three months ended December 31, 2016 we identified the following factors affecting the comparability of information between periods:

•
Due to the seasonal nature of our products, we experience decreased revenues in the fourth quarter relative to the other quarters. For the quarter ended December 31, 2016 revenue decreased 10.2% as compared to the same quarter of the prior year which was primarily driven by a decrease in sales in the Wholesale and Retail segments.

•
Income from operations for the quarter ended June 30, 2016 was negatively impacted by an increase of $18.3 million in marketing expense related to the Spring/Summer line advertising campaigns. ‘Selling, general and administrative’ expenses, otherwise, remained relatively constant across the quarters, with some fluctuation between periods in relation to contingent rent expense that is driven by sales.

APPENDIX A
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CROCS, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Year Ended December 31, 2017
Allowance for doubtful accounts	$32,856	$1,235	$(15,766)	$18,325
Reserve for sales returns and allowances	6,121	65,562	(66,700)	4,983
Reserve for unapplied rebates	9,161	9,318	(10,398)	8,081
Total	$48,138	$76,115	$(92,864)	$31,389
Year Ended December 31, 2016
Allowance for doubtful accounts	$36,368	$6,079	$(9,591)	$32,856
Reserve for sales returns and allowances	4,639	72,995	(71,513)	6,121
Reserve for unapplied rebates	8,357	9,036	(8,232)	9,161
Total	$49,364	$88,110	$(89,336)	$48,138
Year Ended December 31, 2015
Allowance for doubtful accounts	$13,609	$26,225	$(3,466)	$36,368
Reserve for sales returns and allowances	7,214	71,649	(74,224)	4,639
Reserve for unapplied rebates	11,569	11,106	(14,318)	8,357
Total	$32,392	$108,980	$(92,008)	$49,364