Form 10-K/A
period 2017-12-31
Crocs, Inc.
filed 2018-03-20
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2017 of Crocs, Inc. that was filed with the Securities and Exchange Commission on February 28, 2018 (the “Form 10-K”) is to amend Exhibits 31.1, 31.2, and 32 to reference the correct time period and form by changing “quarterly” to “annual”, “the three months ended” to “the year ended”, and the name of the form from “Form 10-Q” to “Form 10-K”.

Except as described above, no other amendments are being made to the Form 10-K. This Amendment does not modify or update in any way the financial results or disclosures contained in the Form 10-K.

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
* Compensatory plan or arrangement.
† Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 20, 2018.

CROCS, INC. a Delaware Corporation
By:	/s/ CARRIE W. TEFFNER
	Name:	Carrie W. Teffner
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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