Form 10-Q
period 2018-03-31
Crocs, Inc.
filed 2018-05-08
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

As of April 30, 2018, Crocs, Inc. had 68,279,522 shares of its $0.001 par value common stock outstanding.

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

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our expectations regarding future trends, expectations and performance of our business;

•	our belief that we have sufficient liquidity to fund our business operations during the next twelve months; and

•	our expectations about the impact of our strategic plans

Forward-looking statements are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017, and our subsequent filings with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2018

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$283,148	$267,907
Cost of sales	143,275	134,323
Gross profit	139,873	133,584
Selling, general and administrative expenses	113,951	118,002
Income from operations	25,922	15,582
Foreign currency gains, net	1,071	276
Interest income	279	150
Interest expense	(113)	(184)
Other income, net	53	124
Income before income taxes	27,212	15,948
Income tax expense	10,758	4,938
Net income	16,454	11,010
Dividends on Series A convertible preferred stock	(3,000)	(3,000)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(931)	(855)
Net income attributable to common stockholders	$12,523	$7,155
Net income per common share:
Basic	$0.15	$0.08
Diluted	$0.15	$0.08
Weighted average common shares outstanding:
Basic	68,705	73,810
Diluted	71,668	74,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$16,454	$11,010
Other comprehensive income:
Foreign currency translation gain, net	2,229	4,514
Total comprehensive income	$18,683	$15,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$101,953	$172,128
Accounts receivable, net of allowances of $30,380 and $31,389, respectively	169,954	83,518
Inventories	148,187	130,347
Income taxes receivable	7,781	3,652
Other receivables	11,554	10,664
Restricted cash - current	2,359	2,144
Prepaid expenses and other assets	21,981	22,596
Total current assets	463,769	425,049
Property and equipment, net of accumulated depreciation and amortization of $90,554 and $91,806, respectively	30,746	35,032
Intangible assets, net	53,023	56,427
Goodwill	1,734	1,688
Deferred tax assets, net	10,097	10,174
Restricted cash	2,513	2,783
Other assets	11,001	12,542
Total assets	$572,883	$543,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,751	$66,381
Accrued expenses and other liabilities	85,448	84,446
Income taxes payable	15,142	5,515
Current portion of borrowings and capital lease obligations	281	676
Total current liabilities	188,622	157,018
Long-term income taxes payable	6,195	6,081
Other liabilities	11,218	12,298
Total liabilities	206,035	175,397
Commitments and contingencies:
Series A convertible preferred stock, 1.0 million shares authorized, 0.2 million outstanding, liquidation preference $203 million	183,364	182,433
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 4.0 million shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 250 million shares authorized, 95.7 million and 94.8 million issued, 68.3 million and 68.8 million outstanding, respectively	96	95
Treasury stock, at cost, 27.4 million and 26.0 million shares, respectively	(355,209)	(334,312)
Additional paid-in capital	376,808	373,045
Retained earnings	202,954	190,431
Accumulated other comprehensive loss	(41,165)	(43,394)
Total stockholders’ equity	183,484	185,865
Total liabilities and stockholders’ equity	$572,883	$543,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$16,454	$11,010
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,643	8,446
Unrealized foreign currency (gain) loss, net	(787)	856
Share-based compensation	2,674	2,611
Other non-cash items	941	(689)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(86,850)	(66,917)
Inventories	(20,853)	(28,591)
Prepaid expenses and other assets	5,112	9,618
Accounts payable, accrued expenses and other liabilities	29,065	13,766
Cash used in operating activities	(46,601)	(49,890)
Cash flows from investing activities:
Purchases of property, equipment, and software	(1,668)	(5,410)
Proceeds from disposal of property and equipment	16	12
Cash used in investing activities	(1,652)	(5,398)
Cash flows from financing activities:
Proceeds from bank borrowings	—	5,500
Repayments of bank borrowings and capital lease obligations	(400)	(3,376)
Dividends—Series A preferred stock	(3,000)	(3,000)
Repurchases of common stock	(20,061)	—
Other	(692)	(240)
Cash used in financing activities	(24,153)	(1,116)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,176	(1,389)
Net change in cash, cash equivalents, and restricted cash	(70,230)	(57,793)
Cash, cash equivalents, and restricted cash—beginning of period	177,055	152,646
Cash, cash equivalents, and restricted cash—end of period	$106,825	$94,853

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

The accompanying unaudited condensed consolidated interim financial statements include the Company’s accounts and those of its wholly-owned subsidiaries, and reflect all adjustments which are necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the three months ended March 31, 2018, other than for the change in accounting principle described in “Inventories” below and the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements.

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

Transactions with Affiliates

The Company receives services from three subsidiaries of Blackstone Capital Partners VI L.P. (“Blackstone”). Blackstone and certain of its permitted transferees currently beneficially own all the outstanding shares of the Company’s Series A Convertible Preferred Stock, which is convertible into approximately 13,793,100 shares, or 16.8%, of the Company’s common stock as of March 31, 2018. Blackstone also has the right to nominate two representatives to serve on the Company’s Board of Directors.

Certain Blackstone subsidiaries provide various services to the Company, including inventory count, cybersecurity and consulting, and workforce management services. The Company paid expenses of $0.1 million related to these services for each of the three months ended March 31, 2018 and 2017, which are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of operations.

Restricted Cash

Restricted cash primarily consists of funds to secure certain retail store leases, certain customs requirements, and other contractual arrangements.

Inventories

Inventories are stated at the lower of cost or net realizable value. Effective January 1, 2018, the Company completed implementation of a new inventory costing system for approximately 95% of its inventories. In connection with the implementation, the Company changed its method of inventory costing from a moving average cost method to a first-in-first-out method. The Company believes this change in accounting principle is preferable because it results in more precision and consistency in global and regional inventory costs, more efficient analysis and better matching of inventory costs with revenues, better matches the physical flow of inventories, and improves comparability with industry peers. The change from the Company’s former inventory cost method did not have a material effect on inventory or cost of sales, and, as a result, prior comparative financial statements have not been restated.

As of March 31, 2018 and December 31, 2017, our finished goods inventories accounted for 97.5% of our consolidated inventories, and the remaining balance consists of raw materials and work-in-process.

Marketing Expenses

Total marketing expenses inclusive of advertising, production, promotion, and agency expenses were $15.5 million and $12.0 million for the three months ended March 31, 2018 and 2017, respectively, and are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of operations.

Prepaid advertising and promotional endorsement costs of $4.5 million and $7.0 million are included in ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Income Tax Accounting Implications of the Tax Cuts and Jobs Act

In March 2018, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the income tax accounting implications of the U.S. Tax Cuts and Job Act (“Tax Act”), addressing the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The guidance provides a measurement period for companies to evaluate the impacts of the Tax Act on their financial statements. This measurement period begins in the reporting period that includes the enactment date and ends when an entity has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements, and cannot exceed one year.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the three months ended March 31, 2018 and the year ended December 31, 2017, including provisional estimates for BEAT, GILTI, and Transition Tax. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. See Note 10 — Income Taxes for more information.

Stock Compensation Scope of Modification Accounting

In May 2017, the FASB issued authoritative guidance intended to clarify those changes to terms and conditions of stock-based compensation awards that are required to be accounted for as modifications of existing stock-based awards. The Company adopted this guidance as of January 1, 2018. The adoption did not have an impact on our consolidated financial position or results of operations.

Clarifying the Definition of a Business

In January 2017, the FASB issued authoritative guidance intended to clarify the definition of a business, for purposes of determining whether a business has been acquired or sold, and consequently whether transactions should be accounted for as acquisitions or disposals of a business or as acquisitions or disposals of assets. The Company adopted this guidance as of January 1, 2018. The adoption did not have an impact on our consolidated financial position or results of operations.

Statement of Cash Flows - Classification and Change in Restricted Cash

In August 2016, the FASB issued authoritative guidance intended to clarify how entities should classify certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued additional guidance requiring that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts reported in the statement of cash flows. The guidance is applied retrospectively to all periods presented and is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted this guidance as of January 1, 2018. As a result of the adoption, the Company changed the presentation in its statements of cash flows for all periods presented.

Prepaid Stored-Value Products

In March 2016, the FASB issued guidance related to the recognition of breakage for certain prepaid stored-value products. The standard is effective for annual periods (including interim periods) beginning after December 15, 2017. The Company adopted this guidance as of January 1, 2018. The adoption did not have a significant impact on our consolidated financial position or results of operations.

Revenue Recognition

In May 2014, the FASB issued authoritative guidance related to revenue recognition from contracts with customers. On January 1, 2018, the Company adopted the guidance using the modified retrospective method. The comparative information presented in the condensed consolidated financial statements was not restated and is reported under the accounting standards in effect for the periods presented. The adoption of this guidance did not have, and is not expected to have, a significant impact on our reported revenues, gross margins or income from operations.

Substantially all of the Company’s revenues are recognized when control of product passes to customers when the products are shipped or delivered. Effective January 1, 2018, the Company changed its balance sheet presentation for expected product returns by reporting a product return asset for the right to receive returned products and a returns liability for amounts expected to be refunded to customers as a result of product returns. The product return asset is reported within ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheet. The returns liability and payments received from customers for future delivery of products are reported within ‘Accrued liabilities and other expenses’ in the condensed consolidated balance sheet.

The Company elected to account for shipping and handling costs associated with outbound freight after control of product passes to customers as fulfillment costs, which are expensed as incurred and included in ‘Cost of sales’ in our condensed consolidated statements of operations. There is no change to the Company’s comparative reporting of shipping and handling costs as a result of adoption.

The Company elected to expense incremental costs to obtain customer contracts, consisting primarily of commission incentives, when incurred and reports these costs within ‘Selling, general and administrative expenses’ in its condensed consolidated statement of operations. There is no change to the Company’s comparative reporting of incremental costs to obtain customer contracts as a result of adoption.

The impact of adoption on the January 1, 2018 consolidated balance sheet was:

	December 31, 2017	Impact of Adoption (1)	January 1, 2018
	(in thousands)
Assets:
Accounts receivable, net	$83,518	$1,801	$85,319
Prepaid expenses and other assets	22,596	1,555	24,151

Liabilities:
Accrued expenses and other liabilities	84,446	3,356	87,802
(1) Prior to adoption, product return assets and return liabilities were reported within ‘Accounts receivable, net’, within the allowance for doubtful accounts. As of the adoption date, the product return assets were reclassified and reported as a component of ‘Prepaid expenses and other assets’, and return liabilities were reclassified to ‘Accrued expenses and other liabilities’ in the Company’s condensed consolidated balance sheet.

The impact of the new revenue recognition guidance on our condensed consolidated balance sheet as of March 31, 2018 was:

	March 31, 2018
	Balances Without Adoption	Effects of New Guidance (1)	As Reported
	(in thousands)
Assets:
Accounts receivable, net	$165,238	$4,716	$169,954
Prepaid expenses and other assets	18,937	3,044	21,981

Liabilities:
Accrued expenses and other liabilities	77,688	7,760	85,448
(1) The new revenue recognition guidance requires comparative disclosures of the effects of the new guidance on the Company’s condensed consolidated financial statements for all interim periods during the year of adoption. The new guidance did not have a significant effect on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018.

See Note 8 — Revenues for additional disclosures.

New Accounting Pronouncements Not Yet Adopted

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued authoritative guidance that permits reclassification of the income tax effects of the Tax Act on other accumulated comprehensive income (“AOCI”) to retained earnings. This guidance may be adopted retrospectively to each period (or periods) in which the income tax effects of the Tax Act related to items remaining in AOCI are recognized, or at the beginning of the period of adoption. The guidance becomes effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company does not expect adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance will be applied under a modified retrospective transition approach. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted.

The Company will adopt this guidance effective January 1, 2019. In July 2017, the Company established an implementation team and engaged external advisers and solution providers to develop a multi-phase plan to assess the Company’s leasing arrangements, as well as any changes to accounting policies, processes or systems necessary to adopt the requirements of the new standard. The Company has entered into agreements to procure software and services for the adoption and has begun assessments of its lease agreements, system capabilities and requirements. The Company is evaluating the full impact this guidance will have on its consolidated financial statements, and expects that adoption will result in significant increases in lease-related assets and liabilities on its consolidated balance sheet.

Other Pronouncements

Other new pronouncements issued but not effective until after March 31, 2018 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued compensation and benefits	$21,960	$34,955
Professional services	10,082	10,835
Accrued rent and occupancy	8,907	8,535
Fulfillment, freight, and duties	13,311	6,921
Royalties payable and deferred revenue	5,822	6,193
Sales/use and value added taxes payable	5,623	3,509
Return liabilities (1)	7,760	—
Other (2)	11,983	13,498
Total accrued expenses and other liabilities	$85,448	$84,446
(1) Return liabilities are presented within ‘Accrued expenses and other liabilities’ upon adoption of new authoritative guidance on revenue recognition effective January 1, 2018, as described in Note 2 — Recent Accounting Pronouncements.
(2) Includes current liabilities of $3.0 million related to Series A preferred stock dividends at both March 31, 2018 and December 31, 2017.

4. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of the Company’s derivative instruments are classified as Level 2 and are reported in the condensed consolidated balance sheets within ‘Accrued expenses and other liabilities’ at March 31, 2018 and December 31, 2017. The fair values of the Company’s derivative instruments were liabilities of $0.1 million and $0.4 million at March 31, 2018 and December 31, 2017, respectively. See Note 5 — Derivative Financial Instruments for more information.

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

The Company’s borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s outstanding notes payable approximate their carrying values at March 31, 2018 and December 31, 2017, based on interest rates currently available to the Company for similar borrowings.

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings and capital lease obligations	$309	$309	$706	$706
Non-Financial Assets and Liabilities
The Company’s non-financial assets, which primarily consist of property and equipment, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. Impairment expense is reported in ‘Selling, general and administrative expenses’ in the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2018, the Company recorded non-cash impairment expenses of $0.6 million and $0.9 million, respectively, to reduce the carrying values of certain retail store assets in the Asia Pacific segment and certain supply chain assets, included in ‘Other businesses,’ to their estimated fair values. The Company did not record impairment in the three months ended March 31, 2017.

5. DERIVATIVE FINANCIAL INSTRUMENTS

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

Counterparty default risk is considered low because the forward contracts that the Company enters into are over-the-counter instruments transacted with highly-rated financial institutions. The Company was not required to and did not post collateral as of March 31, 2018 or December 31, 2017.

The Company’s derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets. The Company reports derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. Changes in fair value are recognized within ‘Foreign currency gains, net’ in the condensed consolidated statements of operations. For the condensed consolidated statements of cash flows, the Company classifies cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by (used in) operating activities.’

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2 and are reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets, were:

	March 31, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$1,346	$(1,469)	$1,241	$(1,647)
Netting of counterparty contracts	(1,346)	1,346	(1,241)	1,241
Foreign currency forward contract derivatives	$—	$(123)	$—	$(406)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	March 31, 2018		December 31, 2017
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Singapore Dollar	$45,297	$(7)	$73,455	$364
Euro	46,410	39	37,718	(122)
Japanese Yen	38,076	(1,015)	30,688	(89)
South Korean Won	17,202	(182)	15,888	(134)
British Pound Sterling	11,023	—	13,233	80
Other currencies	68,094	1,042	53,698	(505)
Total	$226,102	$(123)	$224,680	$(406)

Latest maturity date	April 2018		January 2018

Amounts reported in ‘Foreign currency gains, net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts, and were:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Foreign currency transaction gains	$1,051	$3,211
Foreign currency forward exchange contracts gains (losses)	20	(2,935)
Foreign currency gains, net	$1,071	$276

6. REVOLVING CREDIT FACILITIES AND BANK BORROWINGS

The Company’s borrowings consisted of:

	March 31, 2018	December 31, 2017
	(in thousands)
Notes payable	$266	$662
Capital lease obligations	43	44
Total borrowings and capital lease obligations	309	706
Less: Current portion of borrowings and capital lease obligations	281	676
Total long-term capital lease obligations	$28	$30

Senior Revolving Credit Facility

In December 2011, the Company entered into a revolving credit facility (“the Facility”), pursuant to an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders. The Credit Agreement, as amended, contains certain covenants that restrict certain actions by the Company, including limitations on: (i) stock repurchases to $100.0 million per year, subject to certain restrictions; and (ii) capital expenditures and commitments to $50.0 million per year. The Credit Agreement also permits intercompany loans of up to $375.0 million and requires the Company to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed the lesser of $40.0 million or 40% of the total commitments during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of 2.00 to 1.00. As of March 31, 2018, the Company was in compliance with all financial covenants.
As of March 31, 2018, the total commitments available from the lenders under the Facility were $100.0 million. At March 31, 2018, the Company had no outstanding borrowings and $0.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of March 31, 2018 and December 31, 2017, the Company had $99.4 million of available borrowing capacity under the Facility.
Asia Revolving Credit Facilities
The Company’s revolving credit facility agreement with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”), or the “HSBC Facility,” provides the Company uncommitted dual currency revolving loan facilities of up to 40.0 million Chinese Renminbi (“RMB”), or $6.4 million, with a combined facility limit of RMB 60.0 million, or $9.6 million. As of March 31, 2018 and December 31, 2017, borrowings under the HSBC Facility remained suspended at the discretion of HSBC.
The Company’s revolving credit facility agreement with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), provides the Company a revolving loan facility of up to 30.0 million RMB, or $4.8 million, subject to consent by the lender. The CMBC Facility will mature in January 2019. The CMBC Facility may be canceled or suspended at any time by either party. As of March 31, 2018, there were no borrowings outstanding on this credit facility.
Notes Payable

Notes payable incur interest at fixed rates ranging from 1.95% to 2.83%.

Maturities

The maturities of the Company’s debt and capital lease obligations were:

As of March 31, 2018
(in thousands)
2018 (remainder of year)	$277
2019	14
2020	12
2021	6
Total principal debt maturities and capital lease obligations	309
Less: current portion	281
Non-current portion	$28

7. COMMON STOCK REPURCHASE PROGRAM

For the three months ended March 31, 2018, the Company repurchased 1.4 million shares of its common stock at a cost of $20.1 million, including commissions. During the three months ended March 31, 2017, the Company did not repurchase any of its common stock. As of March 31, 2018, the Company had remaining authorization to repurchase approximately $198.8 million of its common stock, subject to restrictions under its Credit Agreement.

8. REVENUES

The Company adopted authoritative guidance related to the recognition of revenue from contracts with customers effective January 1, 2018 using the modified retrospective method. The comparative information presented in the condensed consolidated financial statements was not restated and is reported under the accounting standards in effect for the periods presented. See ‘Revenue Recognition’ in Note 2 — Recent Accounting Pronouncements for a discussion of the significant changes resulting from adoption of the guidance. The adoption of the guidance did not have a significant impact on revenues.

Revenues by reportable operating segment and by channel were:

	Three Months Ended March 31, 2018
	Americas	Asia Pacific	Europe	Other Businesses	Total
	(in thousands)
Wholesale	$72,674	$71,733	$49,877	$313	$194,597
Retail	34,716	17,614	7,176	—	59,506
E-commerce	16,440	7,815	4,790	—	29,045
Total revenues	$123,830	$97,162	$61,843	$313	$283,148

Revenues are recognized in the amount expected to be received in exchange when control of the products transfers to customers, and excludes various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, rebates, and other incentives that may vary in amount and must be estimated. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. During the three months ended March 31, 2018, the Company recognized an increase of $0.8 million to wholesale revenues due to changes in estimates related to products transferred to customers in prior periods. There were no changes to estimates in retail and e-commerce channels during the three months ended March 31, 2018.

The Company elected to exclude from revenues taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities, and as a result there is no change in presentation from prior comparative periods.

The following is a description of our principal revenue-generating activities by distribution channel. The Company has three reportable operating segments and sells its products using three primary distribution channels. For more detailed information about reportable operating segments, see ‘Note 13 — Operating Segments and Geographic Information’.

Wholesale Channel

For the majority of wholesale customers, control transfers and revenues are recognized when the product is shipped or delivered from a manufacturing facility or distribution center to the wholesale customer. In certain cases, control of the product transfers and revenues are recognized when the customer receives the product at the designated delivery point. For certain customers, primarily in the Asia Pacific region, cash payment from customers is required in advance of delivery and revenues are recognized upon the later of cash receipt or delivery of the product. For a small number of customers in the Asia Pacific region, products are sold on consignment and revenues are recognized on a sell-through basis. Wholesale customers are invoiced when products are shipped or delivered.

The Company has arrangements that grant certain wholesale customers exclusive licenses, concurrent with the terms of the related distribution agreements, to use the Company’s intellectual property in exchange for a sales-based royalty. Sales-based royalty revenues are recognized over the terms of the related license agreements as sales are made by the wholesalers.

Retail Channel

The Company transfers control of products and recognizes revenues at retail stores at the point of sale, in exchange for cash or other payment, primarily debit or credit card. A portion of the transaction price charged to our customers is variable, primarily due to promotional discounts or allowances, and terms that permit retail customers to exchange or return products for a full refund within a limited period of time. When recognizing revenues, the amount of revenues associated with expected sales returns is estimated based on historical experience, and adjustments to our estimates are made when the most likely amount of consideration we expect to receive changes.

E-commerce Channel

In the e-commerce channel, the Company transfers control and recognizes revenues when the product is shipped from the distribution centers. Payment from customers is primarily through debit and credit card and is made at the time the customer order is shipped.

Similar to the retail channel, a portion of the amount of revenue is variable, primarily due to sales returns, discounts, and other promotional allowances offered to our customers. When recognizing revenues, the amount of revenues associated with expected sales returns is estimated based on historical experience, and adjustments are made when the most likely amount of consideration changes. Historically, the amount of revenues associated with product returns in the e-commerce channel has been higher than the retail channel.

Contract Liabilities

Contract liabilities consist of advance cash deposits received from wholesale customers to secure product orders in connection with seasonal selling seasons, and payments received in advance of delivery. As products are shipped and control transfers, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed consolidated statement of operations. At January 1 and March 31, 2018, $1.3 million and $2.1 million, respectively, of deferred revenues associated with advance customer deposits were reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets. Deferred revenues of $0.8 million were recognized in revenues during the three months ended March 31, 2018. The remainder of deferred revenues at March 31, 2018 are expected to be recognized in revenues during the second quarter of 2018 as products are shipped or delivered.

Refund Liabilities

Refund liabilities, primarily associated with product sales returns, retrospective volume rebates, and early payment discounts are estimated based on an analysis of historical experience, and adjustments to revenues made when the most likely amount of consideration expected changes. At January 1 and March 31, 2018, $3.4 million and $7.8 million, respectively, of refund liabilities, primarily associated with product returns, were reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet.

9. SHARE-BASED COMPENSATION
The Company’s share-based compensation awards are issued under the 2015 Equity Incentive Plan (“2015 Plan”) and two predecessor plans, the 2005 Equity Incentive Plan, and the 2007 Equity Incentive Plan (the “2007 Plan”). Any awards that expire or are forfeited under the 2007 Plan become available for issuance under the 2015 Plan. As of March 31, 2018, 2.2 million shares of common stock remained available for future issuance under all plans, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.
Refer to Notes 1 and 10 of the Company’s Annual Report on Form 10-K for a detailed description of the Company’s share-based compensation awards, including information related to grant date fair value, vesting terms, performance, and other conditions.
Share-Based Compensation Expense
Pre-tax share-based compensation expense reported in the Company’s condensed consolidated statements of operations was:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of sales	$79	$89
Selling, general and administrative expenses	2,595	2,522
Total share-based compensation expense	$2,674	$2,611

Stock Option Activity

Stock option activity during the three months ended March 31, 2018 was:

Number of Options
(in thousands)
Outstanding December 31, 2017	541
Granted	—
Exercised	(26)
Forfeited or expired	(11)
Outstanding March 31, 2018	504

As of March 31, 2018, the Company had $0.4 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 2.06 years.

Restricted Stock Awards and Restricted Stock Units Activity

The Company grants time-based Restricted Stock Awards (“RSAs”) as well as time-based and performance-based Restricted Stock Units (“RSUs”). RSA and RSU activity during the three months ended March 31, 2018 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except fair value data)
Unvested at December 31, 2017	17	$6.84	3,791	$7.99
Granted	—	—	1,137	14.11
Vested	(8)	6.84	(919)	8.28
Forfeited	—	—	(761)	6.96
Unvested at March 31, 2018	9	$6.84	3,248	$10.64

As of March 31, 2018, unrecognized share-based compensation expense for RSAs was less than $0.1 million, which is expected to amortize over a remaining weighted average period of 0.18 years.

RSUs vested during the three months ended March 31, 2018 consisted of 0.7 million time-based awards and 0.3 million performance-based awards. As of March 31, 2018, unrecognized share-based compensation expenses for time-based and performance-based awards were $12.6 million and $8.2 million, respectively, and are expected to amortize over remaining weighted average period of 1.87 years and 2.73 years, respectively.

10. INCOME TAXES

U.S. Federal Income Tax Reform

The Tax Act resulted in a number of significant changes to U.S. federal income tax law for U.S. corporations. Most notably, the statutory U.S. federal corporate income tax rate was changed from 35% to 21% for corporations. In addition to the change in the corporate income tax rate, the Tax Act further introduced a number of other changes including a one-time transition tax via a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits; the introduction of a tax on Global Intangible Low-Taxed Income (“GILTI”) for tax years beginning after December 31, 2017; the limitation of deductible net interest to 30% of adjustable taxable income; the further limitation of the deductibility of share-based compensation of certain highly-compensated employees; the ability to elect to accelerate bonus depreciation on certain qualified assets; and the Base Erosion and Anti-Abuse Tax (“BEAT”).

Income tax expense and effective tax rates were:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except effective tax rate)
Income before income taxes	$27,212	$15,948
Income tax expense	10,758	4,938
Effective tax rate	39.5%	31.0%

The increase in the effective tax rate for the three months ended March 31, 2018, compared to the same period in 2017, is partially due to the impact of the GILTI provisions included in the Tax Act. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in the effective tax rate calculation. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The increase in the effective tax rate is also due to operating losses in certain jurisdictions where the Company is unable to record tax benefits because it has determined that it is not more likely than not that such tax benefits will be realized, as well as an increase in profitability in certain jurisdictions for which tax expense is recorded. The Company’s effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, the GILTI tax, as well as book losses in certain jurisdictions for which tax benefits cannot be recognized. There were no significant or unusual discrete tax items during the three months ended March 31, 2018. The Company had unrecognized tax benefits of $6.2 million at March 31, 2018 and December 31, 2017, and the Company does not expect any significant changes in tax benefits in the next twelve months.

11. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2018 and 2017 were:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Numerator:
Net income attributable to common stockholders	$12,523	$7,155
Less: Net income allocable to Series A convertible preferred stockholders (1)	(2,094)	(1,127)
Adjusted net income available to common stockholders - basic and diluted	$10,429	$6,028
Denominator:
Weighted average common shares outstanding - basic	68,705	73,810
Plus: dilutive effect of stock options and unvested restricted stock units	2,963	751
Weighted average common shares outstanding - diluted	71,668	74,561

Net income per common share:
Basic	$0.15	$0.08
Diluted	$0.15	$0.08
(1) Represents the amount which would have been paid to preferred stockholders in the event the Company had declared a dividend on its common stock.

For the three months ended March 31, 2018 and 2017, 0.4 million and 0.8 million options and restricted stock units, respectively, were excluded from the calculation of diluted EPS under the two-class method because the effect was anti-dilutive. If converted, Series A Preferred Stock would represent approximately 16.8% of the Company’s common stock outstanding, or 13.8 million additional common shares as of March 31, 2018.

12. COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under operating leases were:

As of March 31, 2018
(in thousands)
2018 (remainder of year)	$38,831
2019	36,087
2020	28,726
2021	22,914
2022	16,510
Thereafter	52,356
Total minimum lease payments	$195,424

Minimum sublease rental income of $0.2 million under non-cancelable subleases, and contingent rentals are excluded from the commitment schedule.

Rent expense under operating leases was:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Minimum rentals (1)	$18,279	$20,786
Contingent rentals	2,160	2,260
Less: Sublease rentals	(40)	(37)
Total rent expense	$20,399	$23,009
(1) Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking, and storage fees, which were approximately $2.3 million and $2.6 million during the three months ended March 31, 2018 and 2017, respectively.

Purchase Commitments

Under the terms of an annual supply agreement, the Company guarantees payment for certain third-party manufacturer purchases of raw materials used in the manufacture of its products, up to a maximum of €3.5 million (approximately $4.3 million as of March 31, 2018).

As of March 31, 2018, the Company had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of the Company’s products, for an aggregate of $110.2 million.

Other

The Company is regularly subject to, and is currently undergoing, audits by various tax authorities in the United States and several foreign jurisdictions, including customs duties, import, and other taxes for prior tax years.

During its normal course of business, the Company may make certain indemnities, commitments, and guarantees under which it may be required to make payments. The Company cannot determine a range of estimated future payments and has not recorded any liability for indemnities, commitments, and guarantees in the accompanying condensed consolidated balance sheets.

See Note 14 — Legal Proceedings for further details regarding potential loss contingencies related to government tax audits and other current legal proceedings.

13. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

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
Segment performance is evaluated based on segment results without allocating corporate expenses, or indirect general, administrative, and other expenses. Segment profits or losses include adjustments to eliminate inter-segment sales. Reconciling items between segment income from operations and income from operations consist of other businesses and unallocated corporate and other expenses, as well as inter-segment eliminations. The following tables set forth information related to reportable operating segments:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues:
Americas	$123,830	$117,722
Asia Pacific	97,162	98,344
Europe	61,843	51,651
Total segment revenues	282,835	267,717
Other businesses	313	190
Total consolidated revenues	$283,148	$267,907
Income from operations:
Americas	$28,539	$22,002
Asia Pacific	26,584	26,726
Europe	17,863	12,274
Total segment income from operations	72,986	61,002
Reconciliation of total segment income from operations to income before income taxes:
Other businesses	(10,934)	(5,617)
Unallocated corporate and other	(36,130)	(39,803)
Income from operations	25,922	15,582
Foreign currency gains, net	1,071	276
Interest income	279	150
Interest expense	(113)	(184)
Other income	53	124
Income before income taxes	$27,212	$15,948
Depreciation and amortization:
Americas	$1,304	$1,345
Asia Pacific	696	926
Europe	352	385
Total segment depreciation and amortization	2,352	2,656
Other businesses	1,524	1,746
Unallocated corporate and other	3,767	4,044
Total consolidated depreciation and amortization	$7,643	$8,446

14. LEGAL PROCEEDINGS

The Company was subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, the Company was notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $4.3 million, plus interest and penalties, for the period January 2010 through May 2011. The Company has disputed these assessments and asserted defenses to the claims. On February 25, 2015, the Company received additional assessments totaling 33.3 million BRL, or approximately $10.1 million, plus interest and penalties, related to the remainder of the audit period. The Company has also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, the Company received a favorable ruling on its appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have requested a special appeal to that decision. If the appeal is accepted, Crocs will have the opportunity to both defend the appeal as well as challenge it procedurally. Should the Brazilian Tax Authority prevail in this final administrative appeal, Crocs may still challenge the assessments through the court system, which would likely require the posting of a bond. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable and resulted in an approximately 38% reduction in principal, penalties, and interest, leaving approximately $8.0 million at risk for those assessments. Both parties can appeal that decision, without posting a bond, through the special appeal process being used for the first assessment. We have not recorded these items within the condensed consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

For all other claims and other disputes, the Company has accrued estimated losses of $0.3 million within ‘Accrued expenses and other liabilities’ in its condensed consolidated balance sheet as of March 31, 2018. Where the Company is able to estimate possible losses or a range of possible losses, the Company estimates that as of March 31, 2018, losses associated with these claims and other disputes are immaterial.

Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, the Company is not party to any other pending legal proceedings that it believes would reasonably have a material adverse impact on its business and financial results.

15. SUBSEQUENT EVENT

On May 3, 2018, the Company made the decision to close its manufacturing and distribution facilities in Mexico. Manufacturing has ceased, and the Company will execute plans to dispose of or redeploy facility assets, primarily during the second quarter. The distribution center will be closed by the end of the third quarter.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and its consolidated subsidiaries (collectively the “Company,” “Crocs,” “we,” “our,” or “us”) are engaged in the design, development, manufacturing, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear characterized by functionality, comfort, color, and lightweight design. All of our products utilize our proprietary closed-cell resin, called CrosliteTM, along with a range of other materials, enabling us to produce innovative, lightweight footwear. The Company, a Delaware corporation, is the successor to a Colorado corporation of the same name, and was originally organized in 1999 as a limited liability company.

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will impact our operating results:

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

•	Foreign exchange rate volatility impacts our reported U.S. Dollar results from our foreign operations.

•
In 2017 we identified annual reductions in SG&A in the amount of $75 to $85 million which, once implemented, are projected to generate an annual $30 to $35 million improvement in earnings before interest and taxes by 2019, compared to 2016. We achieved approximately $23 million of these SG&A reductions in 2017 while incurring approximately $10 million of costs related to variable compensation. We remain on track to achieve the targeted SG&A reductions by 2019. We incurred $11 million in non-recurring charges to achieve these SG&A reductions in 2017 and expect to incur approximately $5 million in additional non-recurring charges related to SG&A reductions in 2018. We reduced our company-operated retail stores by 111 in 2017 and anticipate an additional reduction of approximately 50 company-operated retail stores in 2018, thereby reducing our total store count to under 400 from 558 over a two year period. The majority of company-operated store closures are occurring as store leases expire. We completed 22 store closures in the first quarter of 2018.

•
We are prioritizing growth in our lower-priced, higher-margin molded styles, primarily in clog and sandal silhouettes, as we drive global alignment of our product portfolio and focus on sustainable, profitable revenue growth.

•
In connection with ongoing efforts to simplify the business and improve profitability, the Company has made the decision to close its manufacturing and distribution facilities in Mexico. Manufacturing has ceased, and the Company will execute plans to dispose of or redeploy facility assets, primarily during the second quarter. The distribution center will be closed by the end of the third quarter. The Company expects to record total charges related to these actions of approximately $10 million before taxes over the course of the second and third quarters of 2018. These charges are expected to include lease termination, facility closure and asset redeployment, expense recognition of cumulative translation adjustments, and employee-related costs. Approximately half of these charges will be non-cash.

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

Management uses constant currency to assist in comparing business trends from period to period on a consistent basis in communications with the Board of Directors (the “Board”), stockholders, analysts, and investors concerning our financial performance. We believe constant currency is useful to investors and other users of our condensed consolidated financial statements as an additional tool to evaluate operating performance. We believe it also provides a useful baseline for analyzing trends in our operations. Investors should not consider constant currency in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.

First Quarter 2018 Financial Highlights

The following were significant developments in our businesses during the three months ended March 31, 2018:

•	Revenues were $283.1 million, an increase of $15.2 million, or 5.7%, compared to the same period in 2017.

•	We sold 17.0 million pairs of shoes worldwide, an increase of 3.9% from 16.4 million pairs in the three months ended March 31, 2017.

•
Gross margin was 49.4%, declining 50 basis points from last year’s first quarter. At the beginning of the first quarter, the Company changed its inventory costing methodology from average cost to first-in-first-out, or FIFO. This change resulted in a timing-related charge to cost of sales in the first quarter, but will have no impact on the full year. Absent this charge, first quarter gross margin would have been up modestly to prior year.

•
SG&A was $114.0 million, a decrease of $4.1 million, or 3.4%, compared to the same period in 2017, and included $2.5 million of non-recurring costs associated with our SG&A reduction plan, compared to $2.2 million in the same period in 2017.

•	Income from operations improved $10.3 million to $25.9 million compared to $15.6 million for the three months ended March 31, 2017.

•
Net income attributable to common stockholders improved $5.4 million to $12.5 million compared to $7.2 million for the same period in 2017. Basic and diluted net income per common share was $0.15 for the three months ended March 31, 2018, compared to $0.08 for the three months ended March 31, 2017.

•
We continued to focus on improving the efficiency and effectiveness of our operations, including carefully managing and reducing our retail fleet, especially full-priced retail stores, and enhancing the profitability of the retail channel. During the three months ended March 31, 2018, we opened no stores and closed 22 company-operated retail stores.

•	We repurchased 1.4 million shares of common stock at an aggregate cost of $20.1 million.

Future Outlook

We intend to continue pursuing our strategic objectives, focusing on three key initiatives:

(1) driving sustainable, profitable revenue growth;
(2) improving the quality of revenues; and
(3) simplifying our business to reduce costs.

We are focusing on our core molded footwear heritage by narrowing our product line to emphasize higher-margin units, as well as developing innovative new casual lifestyle footwear platforms. By streamlining our product portfolio to focus on the most successful designs, driving global alignment of our product offerings, and investing in marketing, we believe we will create a more powerful consumer connection to the brand.

We are refining our business model around the world, prioritizing direct investment in larger-scale geographies to focus our resources on the demographics with the largest growth prospects, and transferring significant commercial responsibilities to distributors. Further, we are expanding our engagement with leading wholesale accounts in select markets to drive sales growth, optimize product placement, and enhance brand reputation.

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Results of Operations

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands, except per share, margin, and average selling price data)
Revenues	$283,148	$267,907	5.7%
Cost of sales	143,275	134,323	(6.7)%
Gross profit	139,873	133,584	4.7%
Selling, general and administrative expenses	113,951	118,002	3.4%
Income from operations	25,922	15,582	66.4%
Foreign currency gains, net	1,071	276	288.0%
Interest income	279	150	86.0%
Interest expense	(113)	(184)	38.6%
Other income	53	124	(57.3)%
Income before income taxes	27,212	15,948	70.6%
Income tax expense	10,758	4,938	(117.9)%
Net income	16,454	11,010	49.4%
Dividends on Series A convertible preferred stock	(3,000)	(3,000)	—%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(931)	(855)	(8.9)%
Net income attributable to common stockholders	$12,523	$7,155	75.0%
Net income per common share:
Basic	$0.15	$0.08	87.5%
Diluted	$0.15	$0.08	87.5%

Gross margin (1)	49.4%	49.9%	(50	)bp
Operating margin (1)	9.2%	5.8%	340	bp
Footwear unit sales	17,033	16,396	3.9%
Average footwear selling price - nominal basis	$16.28	$16.11	1.1%
Average footwear selling price - constant currency basis (2)	$15.50	$16.11	(3.8)%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.

Revenues. Revenues increased $15.2 million, or 5.7%, compared to the same period in 2017. By growing our wholesale and e-commerce channels, we offset lower retail revenues resulting from operating 117 fewer retail stores compared to March 31, 2017. A lower average selling price (“ASP”), a reflection of our focus on lower-priced, higher-margin molded footwear, reduced revenues by approximately $8.6 million, or 3.2%. Continued strength in our clog and growth in our sandal silhouettes drove higher sales volumes, primarily in our e-commerce and wholesale channels, which increased revenues by $10.4 million, or 3.9%. An increase of $13.4 million, or 5.0%, resulted from foreign currency translation.

Cost of sales. Cost of sales increased $9.0 million, or 6.7%, compared to the same period in 2017. Changes in product mix and supply chain cost reductions, including a reallocation of third-party manufacturing production to lower-cost suppliers within the Asia Pacific region, contributed to lower average costs per unit, accounting for a $1.7 million, or 1.3%, decline in cost of sales. Higher sales volume resulted in an increase in cost of sales of $5.2 million, or 3.9%, and foreign currency translation resulted in an increase of $5.5 million, or 4.1%.

Gross Profit. Gross profit increased $6.3 million, or 4.7%, and gross margin declined 50 basis points to 49.4%, compared to the same period in 2017. An increase of approximately $5.2 million, or 3.9%, resulted from higher sales volumes and an increase of $7.9 million, or 5.9%, resulted from foreign currency translation. These increases were partially offset by a decrease of $6.8 million, or 5.1%, resulting from the lower ASP, as our product mix shifts to molded styles.

Selling, general and administrative expenses. SG&A decreased $4.1 million, or 3.4%, compared to the same period in 2017. As a percent of sales, SG&A improved by 380 basis points to 40.2%. The decrease was primarily due to a decrease in facilities expenses of $3.1 million as a result of fewer company-operated retail stores, a decrease in compensation expenses of $2.5 million, lower professional services fees of $1.5 million, and lower travel and other expenses of $2.0 million, which were results of our SG&A reduction efforts. These savings were partially offset by increased marketing expenses of $3.5 million, due to both increased investment and timing, and non-cash impairment expenses of $1.5 million related to retail store and supply chain assets.

Foreign currency gains, net. Foreign currency gains, net, consists of unrealized and realized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended March 31, 2018, we recognized realized and unrealized net foreign currency gains of $1.1 million compared to $0.3 million during the three months ended March 31, 2017.

Income tax expense. Income tax expense increased $5.8 million compared to the same period in 2017. The effective tax rate for the three months ended March 31, 2018 was 39.5% compared to an effective tax rate of 31.0% for the same period in 2017, an 8.5% increase. The increase in the effective rate was partially driven by the impact of our provisional estimate of the global intangible low-taxed income (“GILTI”) provisions included in the U.S. Tax Cuts and Job Act “Tax Act”). The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in the effective tax rate calculation. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The increase in the effective tax rate is also driven by operating losses in certain jurisdictions where we are unable to record tax benefits because we have determined that it is not more likely than not that such tax benefits will be realized, as well as an increase in profitability in certain jurisdictions for which tax expense is recorded. Our effective tax rate of 39.5% for the three months ended March 31, 2018 differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, the GILTI tax, as well as book losses in certain jurisdictions for which tax benefits cannot be recognized.

Revenues By Channel

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
	2018	2017
	(in thousands)
Wholesale:
Americas	$72,674	$71,023	2.3%	2.5%
Asia Pacific	71,733	70,935	1.1%	(5.2)%
Europe	49,877	40,583	22.9%	7.6%
Other businesses	313	190	64.7%	46.3%
Total wholesale	194,597	182,731	6.5%	0.7%
Retail:
Americas	34,716	32,829	5.7%	5.6%
Asia Pacific	17,614	21,532	(18.2)%	(22.4)%
Europe	7,176	7,419	(3.3)%	(12.7)%
Total retail	59,506	61,780	(3.7)%	(6.4)%
E-commerce:
Americas	16,440	13,869	18.5%	18.0%
Asia Pacific	7,815	5,877	33.0%	24.3%
Europe	4,790	3,650	31.2%	15.0%
Total e-commerce	29,045	23,396	24.1%	19.1%
Total revenues	$283,148	$267,907	5.7%	0.7%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.

Wholesale channel revenues. Revenues from our wholesale channel, which includes sales through our e-tail partners as well as distributor-operated retail store sales, increased $11.9 million, or 6.5%, compared to the same period in 2017. An increase of approximately $8.4 million, or 4.6%, from higher sales volumes resulted from increased customer demand, especially in the

e-tail sector as consumers shift towards online purchasing. Strength in volume was partially offset by a decrease of $7.0 million, or 3.9%, attributable to a lower ASP, reflective of our focus on lower-priced, higher-margin molded footwear. Foreign currency translation drove an increase of $10.5 million, or 5.8%.

Retail channel revenues. Revenues from our retail channel decreased $2.3 million or 3.7%, compared to the same period in 2017. The decrease in retail channel revenues was due to targeted reductions in our company-operated retail store count, consistent with our store rationalization plan. We operated 117 fewer stores compared to the end of last year’s first quarter. Our comparable retail store sales showed growth of 7.6% on a global basis, indicative of increased traffic in our remaining company-operated stores. Approximately $4.0 million, or 6.5%, of the decrease resulted from lower sales volumes related to store count reduction, partially offset by an increase of $1.7 million, or 2.7%, from foreign currency translation.

E-commerce channel revenues. Revenues from our e-commerce channel, which includes our own e-commerce sites as well as sales through third-party marketplaces, increased $5.6 million, or 24.1%, compared to the same period in 2017, as this channel continued to grow in importance to our overall business. Revenues increased by $4.8 million, or 20.4%, from higher sales volumes as a result of increased consumer demand and a shift toward online purchasing. The increase in volume was partially offset by a decrease of $0.3 million, or 1.3%, due to a decrease in ASP, reflecting our focus on lower-priced molded footwear. Foreign currency translation resulted in an increase of $1.1 million, or 5.0%.

Future changes in average selling prices will be impacted by: (i) the mix of products sold, (ii) the sales channel under which sales are made (as we generally realize higher sales prices from our retail and e-commerce channels compared to our wholesale channel), and (iii) the level of sales discounts and incentives we offer our customers.

Comparison of the Three Months Ended March 31, 2018 and 2017 by Reportable Operating Segment

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
	2018	2017
	(in thousands)
Revenues:
Americas	$123,830	$117,722	5.2%	5.2%
Asia Pacific	97,162	98,344	(1.2)%	(7.2)%
Europe	61,843	51,651	19.7%	5.2%
Total segment revenues	282,835	267,717	5.6%	0.7%
Other businesses	313	190	64.7%	46.3%
Total consolidated revenues	$283,148	$267,907	5.7%	0.7%

Income from operations:
Americas	$28,539	$22,002	29.7%	30.0%
Asia Pacific	26,584	26,726	(0.5)%	(8.9)%
Europe	17,863	12,274	45.5%	23.6%
Total segment income from operations	72,986	61,002	19.6%	11.6%
Other businesses (2)	(10,934)	(5,617)	(94.7)%	89.6%
Unallocated corporate and other (3)	(36,130)	(39,803)	9.2%	(12.0)%
Total consolidated income from operations	$25,922	$15,582	66.4%	44.0%
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
(3) Unallocated corporate and other includes corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Americas Operating Segment

Revenues. Revenues for our Americas segment increased $6.1 million, or 5.2%, compared to the same period in 2017, reflecting growth in each channel. The increase in revenues was led by an 18.5% increase in e-commerce revenues with additional increases of 5.7% in retail, despite operating 12 fewer retail stores in the segment compared to the same period last year, and 2.3% in wholesale revenues. Higher sales volumes resulted in an increase of approximately $11.4 million, or 9.7%, which was partially offset by a decrease in ASP of $5.3 million, or 4.5%, reflecting our focus on lower-priced molded footwear. Foreign currency translation had no significant impact on results.

Income from Operations. Income from operations for the Americas segment was $28.5 million, an increase of $6.5 million, or 29.7%, compared to the three months ended March 31, 2017. Gross profit increased $2.3 million, or 3.9%, and gross margin decreased 60 basis points to 50.4%, compared to the same period in 2017. The increase in our Americas segment gross profit is due to the net impact of an increase of $6.5 million, or 10.9%, due to higher sales volumes and a decrease of $4.2 million, or 6.9%, due to a decrease in ASP, reflecting our focus on lower-priced, higher-margin molded footwear. The impact of foreign currency translation on gross margin was insignificant.

SG&A for our Americas segment decreased $4.2 million, or 11.0%, compared to the same period in 2017. The decrease in SG&A was primarily due to the impacts of a decrease in marketing expenses of $1.2 million, decreases of $1.1 million in compensation expense and $1.2 million in travel and other expenses as a result of our SG&A reduction efforts, and a decrease of $0.7 million in facilities expense, due primarily to reduced retail store locations.

Asia Pacific Operating Segment

Revenues. Revenues for our Asia Pacific segment decreased $1.2 million, or 1.2%, compared to the same period in 2017. Increased e-commerce revenues of 33.0% and increased wholesale revenues of 1.1% were offset by a decline in retail channel revenues. Retail revenues decreased by 18.2% as we operated 83 fewer stores in the region compared to the same period last year. Wholesale revenues increased modestly as we continue to pursue business model changes to drive higher quality revenues and improve profitability across Asia. Lower sales volumes drove a decrease of $4.6 million, or 4.7%, and a lower ASP resulted in a decrease of $2.5 million, or 2.5%. These decreases were partially offset by an increase of $5.9 million, or 6.0%, from foreign currency translation.

Income from Operations. Income from operations for the Asia Pacific segment was $26.6 million, substantially unchanged compared to the three months ended March 31, 2017. Gross profit decreased $2.1 million, or 3.9%, and gross margin decreased 150 basis points to 53.3% compared to the same period in 2017. The decrease in gross profit is due to the net impact of a decrease of $2.2 million, or 4.2%, due to lower sales volumes, a result of targeted reductions in company-operated retail stores, and a decrease of $3.4 million, or 6.3%, due to a lower ASP, reflecting our focus on lower-priced molded footwear, partially offset by a $3.5 million, or 6.6%, increase from foreign currency translation.

SG&A for our Asia Pacific segment decreased $2.0 million or 7.2%, compared to the same period in 2017. The decrease in SG&A was primarily due to the net impact of a decrease of $1.8 million in facilities expense as a result of the reduction in the number of company-operated retail stores, a decrease of $0.9 million in compensation expense, and a net increase in services and other expenses of $0.7 million, impacts of our SG&A reduction efforts.

Europe Operating Segment

Revenues. Revenues for our Europe segment increased $10.2 million, or 19.7%, compared to the same period in 2017. E-commerce and wholesale channels grew, while retail results were negatively impacted as we operated 22 fewer stores in the region compared to last year and store traffic fell as the region experienced harsh winter weather. Revenues increased $2.2 million, or 4.3%, due to higher sales volumes and $0.5 million, or 1.0%, due to a higher ASP in the region. Foreign currency translation drove an increase of $7.5 million, or 14.4%.

Income from Operations. Income from operations for the Europe segment was $17.9 million, an increase of $5.6 million, or 45.5%, compared to the three months ended March 31, 2017. Gross profit for the Europe segment increased $6.4 million, or 25.0%, and gross margin increased 220 basis points to 51.9% compared to the same period in 2017. The increase in the Europe segment gross profit was due to the net impact of an increase of $1.1 million, or 4.4%, from higher unit sales volumes, an increase of $1.0 million, or 3.7%, from a higher ASP, and a $4.3 million, or 17.0%, increase from foreign currency translation.

SG&A for our Europe segment increased $0.8 million, or 6.2%, compared to the same period in 2017. The increase in SG&A was primarily due to the net impact of an increase of $1.1 million in compensation expense, partially offset by decreases in facilities expense of $0.4 million, resulting from reductions in the number of company-operated retail stores and our SG&A reduction efforts.

Other Businesses and Unallocated Corporate

During the three months ended March 31, 2018, total net costs within Other Businesses and Unallocated Corporate increased by $1.6 million compared to the same period in 2017. The increase was primarily due to increased marketing expense of $4.4 million, partially offset by $1.6 million in lower compensation expense and $1.2 million in lower services and other corporate expenses.

Store Locations and Comparable Store Sales

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment:

	December 31, 2017	Opened	Closed	March 31, 2018
Company-operated retail locations:
Type:
Kiosk/store-in-store	71	—	—	71
Retail stores	161	—	16	145
Outlet stores	215	—	6	209
Total	447	—	22	425
Operating segment:
Americas	175	—	1	174
Asia Pacific	186	—	9	177
Europe	86	—	12	74
Total	447	—	22	425

Comparable retail store sales and direct to consumer store sales by operating segment were:

	Constant Currency (1)
	Three Months Ended March 31,
	2018	2017
Comparable retail store sales: (2)
Americas	10.9%	(6.0)%
Asia Pacific	4.7%	(1.4)%
Europe	(2.6)%	(7.7)%
Global	7.6%	(4.8)%

	Constant Currency (1)
	Three Months Ended March 31,
	2018	2017
Direct to consumer comparable store sales (includes retail and e-commerce): (2)
Americas	13.1%	(5.0)%
Asia Pacific	10.4%	5.5%
Europe	4.2%	(5.2)%
Global	11.2%	(2.2)%
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

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of March 31, 2018 was:

March 31, 2018
(in thousands)
Cash, cash equivalents, and restricted cash	$106,825
Available borrowings	99,386

As of March 31, 2018, we had $106.8 million in cash, cash equivalents, and restricted cash and up to $99.4 million of remaining availability under our revolving credit facilities. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our revolving credit facilities and other financing instruments will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, among other factors, could impact our business and liquidity.

Due to the seasonal nature of our footwear, which is more heavily focused on styles suitable for warm weather, cash flows from operating activities during our first quarter are typically lower as customer receivables and inventories rise in preparation for the Spring/Summer season. Cash flows from operating generated during our second and third quarters are generally higher, when the northern hemisphere is experiencing warmer weather. Accordingly, results of operations and cash flows for any one quarter are not necessarily indicative of expected results for any other quarter or for any other year.

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

As a result of the Tax Act, most of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. As of March 31, 2018, we held $88.5 million in cash in international locations. Of the $88.5 million, $0.9 million could potentially be restricted. If the remaining $87.6 million were to be immediately repatriated to the U.S., no additional U.S. federal income tax expense would be incurred.

Senior Revolving Credit Facility

In order to provide additional liquidity in the future and to help support our strategic goals, our senior revolving credit facility (“the Facility”), pursuant to an Amended and Restated Credit agreement (“the Credit Agreement”), provides for borrowings of up to $100.0 million through February 2021. The Facility contains financial covenants that restrict certain actions by us, including limitations on: (i) stock repurchases to $100.0 million per year, subject to certain restrictions; and (ii) capital expenditures and commitments to $50.0 million per year. The Credit Agreement also permits intercompany loans of up to $375.0 million and requires the Company to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed the lesser of $40.0 million or 40% of the total commitments during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of 2.00 to 1.00. As of March 31, 2018, the Company was in compliance with all financial covenants.

As of March 31, 2018, the total commitments available from the lenders under the Facility were $100.0 million. At March 31, 2018, the Company had no outstanding borrowings and $0.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of March 31, 2018 and December 31, 2017, the Company had $99.4 million of available borrowing capacity under the Facility.

Asia Revolving Credit Facilities

In January 2018, the Company entered into a revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch, or the “CMBC Facility,” which provides the Company a revolving loan facility of up to 30.0 million RMB, or $4.8 million, subject to consent by the lender. The CMBC Facility will mature in January 2019. For RMB loans under the CMBC Facility, interest is based on a benchmark interest rate plus a certain number of basis points upon agreement by the lender and the Company at the time of borrowing. The CMBC Facility may be canceled or suspended at any time by either party. As of March 31, 2018, there were no borrowings outstanding on this credit facility.

Cash Flows

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Cash used in operating activities	$(46,601)	$(49,890)	$3,289	6.6%
Cash used in investing activities	(1,652)	(5,398)	3,746	69.4%
Cash used in financing activities	(24,153)	(1,116)	(23,037)	(2,064.2)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,176	(1,389)	3,565	256.7%
Net change in cash, cash equivalents, and restricted cash	$(70,230)	$(57,793)	$(12,437)	(21.5)%

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for noncash items and changes in working capital. Cash used in operating activities decreased $3.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease in cash used in operating activities resulted from the combined impacts of an increase in net income as adjusted for non-cash items, which resulted in a source of $4.7 million, and an unfavorable change in our operating assets and liabilities of $1.4 million. The favorable change in net income adjusted for non-cash items was driven primarily by net income, higher by $5.4 million, offset in part by a gain in unrealized foreign currency compared to a loss in 2017, and lower depreciation and amortization expenses. Increased accounts payable, accrued expenses, and other liabilities at March 31, 2018 compared to March 31, 2017, were a source of $15.3 million in cash. Lower inventories, a result of our focus on improved inventory management, were a $7.7 million source of cash compared to the same period in 2017. Higher accounts receivable, reflective of higher revenues, drove a use of cash $19.9 million higher compared to 2017. Changes in prepaid expenses and other assets contributed an additional use of cash of $4.5 million compared to 2017.

Investing Activities. The $3.7 million decrease in cash used in investing activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is primarily due to lower net capital asset expenditures. Capital spend during the three months ended March 31, 2018 related primarily to information technology investment, patents, and retail store improvements.

Financing Activities. The $23.0 million increase in cash used in financing activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 resulted primarily from repurchase of 1.4 million shares of our common stock for approximately $20.1 million compared to none in the first three months of 2017 and net repayments on borrowings of $0.4 million during the three months ended March 31, 2018 compared to net proceeds from borrowings of $2.1 million for the same period in 2017. Our net borrowings decreased in the three months ended March 31, 2018 as we financed more of our short-term cash requirements from internal cash generated from operations.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2018, other than certain operating lease and purchase commitments, which are described in Note 12 — Commitments and Contingencies.

Critical Accounting Policies and Estimates

The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

As of January 1, 2018, we adopted authoritative guidance related to revenue recognition from contracts with customers using the modified retrospective method. The comparative information presented in the condensed consolidated financial statements was not restated and is reported under the accounting standards in effect for the periods presented. The adoption of this guidance did not have, and is not expected to have, a significant impact on our reported revenues, gross margins or income from operations.We changed our balance sheet presentation for expected product returns by reporting a product return asset for the right to receive returned products and a returns liability for amounts expected to be refunded to customers as a result of product returns. The product return asset is reported within ‘Prepaid expenses and other assets’. The returns liability and payments received from customers for future delivery of products are reported within ‘Accrued liabilities and other expenses’ in the condensed consolidated balance sheets.

Effective January 1, 2018, the Company changed its inventory costing method for approximately 95% of its inventories from a lower of net realizable value or cost, using a moving average cost method, to lower of net realizable value or cost using a first-in-first-out method. The change from the Company’s former inventory cost method did not have a significant effect on inventory or cost of sales, and, as a result, prior comparative financial statements have not been restated.

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, and ‘Note 2 — Recent Accounting Pronouncements — Revenue Recognition’. There have been no other significant changes in our critical accounting policies or their application since December 31, 2017.

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

We have experienced and will continue to experience changes in international currency rates, impacting both results of operations and the value of assets and liabilities denominated in foreign currencies. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of March 31, 2018, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $226.1 million. The net fair value of these contracts at March 31, 2018 was a liability of $0.1 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 31, 2018, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $4.2 million.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have increased our income before taxes during the three months ended March 31, 2018 by approximately $0.6 million. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statement of operations for the three months ended March 31, 2018 and 2017.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

The Company was subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, the Company was notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $4.3 million, plus interest and penalties, for the period January 2010 through May 2011. The Company has disputed these assessments and asserted defenses to the claims. On February 25, 2015, the Company received additional assessments totaling 33.3 million BRL, or approximately $10.1 million, plus interest and penalties, related to the remainder of the audit period. The Company has also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, the Company received a favorable ruling on its appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have requested a special appeal to that decision. If the appeal is accepted, Crocs will have the opportunity to both defend the appeal as well as challenge it procedurally. Should the Brazilian Tax Authority prevail in this final administrative appeal, Crocs may still challenge the assessments through the court system, which would likely require the posting of a bond. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable and resulted in approximately a 38% reduction in principal, penalties, and interest, leaving approximately $8 million at risk for those assessments. Both parties can appeal that decision, without posting a bond, through the special appeal process being used for the first assessment.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business and financial results.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2018	—	$—	—	$218,796,140
February 1 - February 28, 2018	—	—	—	218,796,140
March 1 - March 31, 2018	1,398,932	14.32	1,398,932	198,759,463
Total	1,398,932	$14.32	1,398,932	$198,759,463
(1) On December 26, 2013, the Company’s Board of Directors approved and authorized a program to repurchase up to $350.0 million of our common stock. On February 20, 2018, the Board increased the repurchase authorization up to $500.0 million of our common stock. As of March 31, 2018, approximately $198.8 million remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our Credit Agreement, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

ITEM 5. Other Information

On May 3, 2018, the Company made the decision to close its manufacturing and distribution facilities in Mexico. Manufacturing has ceased, and the Company will execute plans to dispose of or redeploy facility assets, primarily during the second quarter. The distribution center will be closed by the end of the third quarter. The Company expects to recognize total charges related to these actions of approximately $10 million before taxes over the course of the second and third quarters of 2018, including approximately:

(i) $3 million of facility closure, asset redeployment, and other costs; (ii) $2 million of employee-related costs; (iii) $1 million of lease termination costs; and (iv) $4 million of cumulative translation adjustments. Approximately half of these charges will be non-cash.

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

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006).

18†	Preferability letter from Deloitte & Touche LLP regarding a change in accounting method.

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
†              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: May 8, 2018	By:	/s/ Carrie W. Teffner
		Name:	Carrie W. Teffner
		Title:	Executive Vice President and Chief Financial Officer