Form 10-Q
period 2018-06-30
Crocs, Inc.
filed 2018-08-07
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

As of July 31, 2018, Crocs, Inc. had 68,094,302 shares of its $0.001 par value common stock outstanding.

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

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our expectations regarding future trends, selling, general and administrative cost savings, expectations, and performance of our business;

•	our belief that we have sufficient liquidity to fund our business operations during the next twelve months; and

•	our expectations about the impact of our strategic plans

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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2018

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$328,004	$313,221	$611,152	$581,128
Cost of sales	146,604	143,414	289,879	277,737
Gross profit	181,400	169,807	321,273	303,391
Selling, general and administrative expenses	144,336	140,361	258,287	258,363
Income from operations	37,064	29,446	62,986	45,028
Foreign currency gains, net	283	162	1,354	438
Interest income	146	157	425	307
Interest expense	(132)	(188)	(245)	(372)
Other income, net	16	9	69	133
Income before income taxes	37,377	29,586	64,589	45,534
Income tax expense	3,000	7,627	13,758	12,564
Net income	34,377	21,959	50,831	32,970
Dividends on Series A convertible preferred stock	(3,000)	(3,000)	(6,000)	(6,000)
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(951)	(873)	(1,882)	(1,729)
Net income attributable to common stockholders	$30,426	$18,086	$42,949	$25,241
Net income per common share:
Basic	$0.37	$0.21	$0.52	$0.29
Diluted	$0.35	$0.20	$0.51	$0.29
Weighted average common shares outstanding:
Basic	68,153	73,953	68,427	73,882
Diluted	71,467	74,572	70,462	74,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$34,377	$21,959	$50,831	$32,970
Other comprehensive income:
Foreign currency translation gain (loss), net	(12,784)	2,951	(10,555)	7,465
Reclassification of foreign currency translation loss to income (1)	(840)	—	(840)	—
Total comprehensive income	$20,753	$24,910	$39,436	$40,435
(1) Reclassification of cumulative foreign currency translation adjustment of manufacturing subsidiaries.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$171,514	$172,128
Accounts receivable, net of allowances of $25,956 and $31,389, respectively	149,496	83,518
Inventories	129,903	130,347
Income taxes receivable	9,946	3,652
Other receivables	13,076	10,664
Restricted cash - current	2,041	2,144
Prepaid expenses and other assets	25,865	22,596
Total current assets	501,841	425,049
Property and equipment, net of accumulated depreciation and amortization of $90,520 and $91,806, respectively	27,038	35,032
Intangible assets, net	49,146	56,427
Goodwill	1,644	1,688
Deferred tax assets, net	12,202	10,174
Restricted cash	2,143	2,783
Other assets	10,360	12,542
Total assets	$604,374	$543,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,101	$66,381
Accrued expenses and other liabilities	105,788	84,446
Income taxes payable	21,666	5,515
Current portion of borrowings and capital lease obligations	15	676
Total current liabilities	206,570	157,018
Long-term income taxes payable	4,315	6,081
Other liabilities	10,947	12,298
Total liabilities	221,832	175,397
Commitments and contingencies:
Series A convertible preferred stock, 1.0 million shares authorized, 0.2 million outstanding, liquidation preference $203 million	184,316	182,433
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 4.0 million shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 250 million shares authorized, 95.9 million and 94.8 million issued, 68.1 million and 68.8 million outstanding, respectively	96	95
Treasury stock, at cost, 27.8 million and 26.0 million shares, respectively	(360,032)	(334,312)
Additional paid-in capital	379,571	373,045
Retained earnings	233,380	190,431
Accumulated other comprehensive loss	(54,789)	(43,394)
Total stockholders’ equity	198,226	185,865
Total liabilities and stockholders’ equity	$604,374	$543,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$50,831	$32,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,874	16,815
Unrealized foreign currency gain, net	(1,057)	(1,744)
Share-based compensation	6,015	3,945
Other non-cash items	3,229	(2,872)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(73,845)	(53,086)
Inventories	(6,506)	(4,743)
Prepaid expenses and other assets	(1,089)	12,567
Accounts payable, accrued expenses and other liabilities	48,409	35,528
Cash provided by operating activities	40,861	39,380
Cash flows from investing activities:
Purchases of property, equipment, and software	(3,246)	(12,231)
Proceeds from disposal of property and equipment	34	1,506
Cash used in investing activities	(3,212)	(10,725)
Cash flows from financing activities:
Proceeds from bank borrowings	—	5,500
Repayments of bank borrowings and capital lease obligations	(669)	(7,565)
Dividends—Series A preferred stock	(6,000)	(6,000)
Repurchases of common stock	(25,946)	(10,000)
Other	(208)	(240)
Cash used in financing activities	(32,823)	(18,305)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,183)	(717)
Net change in cash, cash equivalents, and restricted cash	(1,357)	9,633
Cash, cash equivalents, and restricted cash—beginning of period	177,055	152,646
Cash, cash equivalents, and restricted cash—end of period	$175,698	$162,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise noted in this report, any description of the “Company,” “Crocs,” “we,” “us,” or “our” includes Crocs, Inc. and its consolidated subsidiaries within our reportable operating segments and corporate operations. The Company is engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear characterized by functionality, comfort, color, and lightweight design. Our reportable operating segments include: the Americas, operating in North and South America; Asia Pacific, operating throughout Asia, Australia, New Zealand, Africa, and the Middle East; and Europe, operating throughout Western Europe, Eastern Europe, and Russia.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the six months ended June 30, 2018, other than for the change in accounting principle described in “Inventories” below and the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements.

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

Transactions with Affiliates

The Company receives services from three subsidiaries of Blackstone Capital Partners VI L.P. (“Blackstone”). Blackstone and certain of its permitted transferees currently beneficially own all the outstanding shares of the Company’s Series A Convertible Preferred Stock, which is convertible into approximately 13.8 million shares, or 16.8%, of the Company’s common stock as of June 30, 2018. Blackstone also has the right to nominate two representatives to serve on the Company’s Board of Directors.

Certain Blackstone subsidiaries provide various services to the Company, including inventory count, cybersecurity and consulting, and workforce management services. The Company paid $0.3 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively, for these services. Expenses related to these services are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of operations.

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

As of June 30, 2018 and December 31, 2017, our finished goods inventories accounted for 98.1% and 97.5%, respectively, of our consolidated inventories, and the remaining balance consists of raw materials and work-in-process.

Marketing Expenses

Total marketing expenses inclusive of advertising, production, promotion, and agency expenses were $25.4 million and $27.7 million for the three months ended June 30, 2018 and 2017, respectively, and $40.9 million and $39.7 million for the six months ended June 30, 2018 and 2017, respectively. Marketing expenses are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of operations.

Prepaid advertising and promotional endorsement costs of $9.0 million and $7.0 million are included in ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively.

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the three and six months ended June 30, 2018 and the year ended December 31, 2017, including provisional estimates for the Base Erosion and Anti-abuse Tax (“BEAT”), Global Intangible Low-Taxed Income (“GILTI”), and transition tax. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made. See Note 10 — Income Taxes for more information.

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

Statements of Cash Flows - Classification and Change in Restricted Cash

In August 2016, the FASB issued authoritative guidance intended to clarify how entities should classify certain cash receipts and cash payments in the statements of cash flows. In November 2016, the FASB issued additional guidance requiring that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts reported in the statements of cash flows. The guidance is applied retrospectively to all periods presented and is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted this guidance as of January 1, 2018. As a result of the adoption, the Company changed the presentation in its statements of cash flows for all periods presented.

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

The Company elected to expense incremental costs to obtain customer contracts, consisting primarily of commission incentives, when incurred and reports these costs within ‘Selling, general and administrative expenses’ in its condensed consolidated statements of operations. There is no change to the Company’s comparative reporting of incremental costs to obtain customer contracts as a result of adoption.

The impact of adoption on the January 1, 2018 condensed consolidated balance sheet was:

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

The impact of the new revenue recognition guidance on our condensed consolidated balance sheet as of June 30, 2018 was:

	June 30, 2018
	Balances Without Adoption	Effects of New Guidance (1)	As Reported
	(in thousands)
Assets:
Accounts receivable, net	$144,095	$5,401	$149,496
Prepaid expenses and other assets	22,570	3,295	25,865

Liabilities:
Accrued expenses and other liabilities	97,092	8,696	105,788
(1) The new revenue recognition guidance requires comparative disclosures of the effects of the new guidance on the Company’s condensed consolidated financial statements for all interim periods during the year of adoption. The new guidance did not have a significant effect on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2018.

See Note 8 — Revenues for additional disclosures.

New Accounting Pronouncements Not Yet Adopted

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued authoritative guidance that permits reclassification of the income tax effects of the Tax Act on accumulated other comprehensive income (“AOCI”) to retained earnings. This guidance may be adopted retrospectively to each period (or periods) in which the income tax effects of the Tax Act related to items remaining in AOCI are recognized, or at the beginning of the period of adoption. The guidance becomes effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company does not expect adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance will be applied under a modified retrospective transition approach. The guidance and related amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted.

The Company will adopt this guidance effective January 1, 2019. In July 2017, the Company established an implementation team and engaged external advisers and solution providers to develop a multi-phase plan to assess the Company’s leasing arrangements, as well as any changes to accounting policies, processes, or necessary systems. The Company has entered into agreements to procure software and services to facilitate adoption of the guidance. The Company is performing a detailed review of its leases and other contractual arrangements, system implementation requirements, and practical expedient alternatives available. The adoption of this guidance will result in significant increases in reported lease-related assets and liabilities in the consolidated balance sheet.

Other Pronouncements

Other new pronouncements issued but not effective until after June 30, 2018 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued compensation and benefits	$32,494	$34,955
Professional services	15,031	10,835
Accrued rent and occupancy	9,309	8,535
Fulfillment, freight, and duties	12,499	6,921
Royalties payable and deferred revenue	4,420	6,193
Sales/use and value added taxes payable	11,733	3,509
Return liabilities (1)	8,696	—
Other (2)	11,606	13,498
Total accrued expenses and other liabilities	$105,788	$84,446
(1) Return liabilities are presented within ‘Accrued expenses and other liabilities’ upon adoption of new authoritative guidance on revenue recognition effective January 1, 2018, as described in Note 2 — Recent Accounting Pronouncements.
(2) Includes current liabilities of $3.0 million related to Series A preferred stock dividends at both June 30, 2018 and December 31, 2017.

4. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of the Company’s derivative instruments are classified as Level 2 and are reported in the condensed consolidated balance sheets within ‘Accrued expenses and other liabilities’ at June 30, 2018 and December 31, 2017. The fair values of the Company’s derivative instruments were liabilities of $0.1 million and $0.4 million at June 30, 2018 and December 31, 2017, respectively. See Note 5 — Derivative Financial Instruments for more information.

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

The Company’s borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s outstanding notes payable approximate their carrying values at June 30, 2018 and December 31, 2017, based on interest rates currently available to the Company for similar borrowings.

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings and capital lease obligations	$38	$38	$706	$706

Non-Financial Assets and Liabilities

The Company’s non-financial assets, which primarily consist of property and equipment, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. Impairment expense is reported in ‘Selling, general and administrative expenses’ in the Company’s condensed consolidated statements of operations. During the three and six months ended June 30, 2018, the Company recorded non-cash impairment expenses of $0.1 million and $0.7 million, respectively, to reduce the carrying values of certain retail store assets. During the three and six months ended June 30, 2018, the Company recorded non-cash impairment expenses of $0.3 million and $1.2 million, respectively, to reduce the carrying values of certain supply chain assets related to the closure of our Mexico and Italy manufacturing and distribution facilities, included in ‘Other businesses,’ to their estimated fair values. The Company did not record impairment expense in the three and six months ended June 30, 2017.

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

Counterparty default risk is considered low because the forward contracts that the Company enters into are over-the-counter instruments transacted with highly-rated financial institutions. The Company was not required to and did not post collateral as of June 30, 2018 or December 31, 2017.

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

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2 and are reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets, were:

	June 30, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$2,439	$(2,561)	$1,241	$(1,647)
Netting of counterparty contracts	(2,439)	2,439	(1,241)	1,241
Foreign currency forward contract derivatives	$—	$(122)	$—	$(406)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	June 30, 2018		December 31, 2017
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Singapore Dollar	$44,299	$(1,036)	$73,455	$364
Euro	26,207	342	37,718	(122)
Japanese Yen	39,860	578	30,688	(89)
South Korean Won	22,964	471	15,888	(134)
British Pound Sterling	48,318	(114)	13,233	80
Other currencies	65,351	(363)	53,698	(505)
Total	$246,999	$(122)	$224,680	$(406)

Latest maturity date	July 2018		January 2018

Amounts reported in ‘Foreign currency gains, net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts, and were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Foreign currency transaction gains (losses)	$(563)	$(1,417)	$488	$1,794
Foreign currency forward exchange contracts gains (losses)	846	1,579	866	(1,356)
Foreign currency gains, net	$283	$162	$1,354	$438

6. REVOLVING CREDIT FACILITIES AND BANK BORROWINGS

The Company’s borrowings consisted of:

	June 30, 2018	December 31, 2017
	(in thousands)
Notes payable	$—	$662
Capital lease obligations	38	44
Total borrowings and capital lease obligations	38	706
Less: Current portion of borrowings and capital lease obligations	15	676
Total long-term capital lease obligations	$23	$30

Senior Revolving Credit Facility

In December 2011, the Company entered into a revolving credit facility (the “Facility”), pursuant to an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association (“PNC”), as a lender and administrative agent for the lenders. The Credit Agreement, as amended, contains certain covenants that restrict certain actions by the Company, including limitations on: (i) stock repurchases to $100.0 million per year, subject to certain restrictions; and (ii) capital expenditures and commitments to $50.0 million per year. The Credit Agreement also permits intercompany loans of up to $375.0 million and requires the Company to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed the lesser of $40.0 million or 40% of the total commitments during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of 2.00 to 1.00. As of June 30, 2018, the Company was in compliance with all financial covenants.
As of June 30, 2018, the total commitments available from the lenders under the Facility were $100.0 million. At June 30, 2018, the Company had no outstanding borrowings and $0.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of June 30, 2018 and December 31, 2017, the Company had $99.4 million of available borrowing capacity under the Facility.

Asia Revolving Credit Facilities

The Company’s revolving credit facility agreement with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”), or the “HSBC Facility,” provides the Company uncommitted dual currency revolving loan facilities of up to 40.0 million Chinese Renminbi (“RMB”), or $6.0 million, with a combined facility limit of RMB 60.0 million, or $9.1 million. As of June 30, 2018 and December 31, 2017, there were no borrowings outstanding and borrowings under the HSBC Facility remained suspended at the discretion of HSBC.
The Company’s one year revolving credit facility agreement with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), provides the Company a revolving loan facility of up to 30.0 million RMB, or $4.5 million, subject to consent by the lender. The CMBC Facility will mature in January 2019. The CMBC Facility may be canceled or suspended at any time by either party. As of June 30, 2018, there were no borrowings outstanding on this credit facility.

Maturities

The maturities of the Company’s debt and capital lease obligations were:

As of June 30, 2018
(in thousands)
2018 (remainder of year)	$7
2019	13
2020	12
2021	6
Total principal debt maturities and capital lease obligations	38
Less: current portion	15
Non-current portion	$23

7. COMMON STOCK REPURCHASE PROGRAM

For the three and six months ended June 30, 2018, the Company repurchased 0.4 million and 1.8 million shares of its common stock, respectively, at a cost of $5.9 million and $25.9 million, including commissions, respectively. During the three and six months ended June 30, 2017, the Company repurchased 1.4 million shares of its common stock, for $10.0 million, including commissions. As of June 30, 2018, the Company had remaining authorization to repurchase approximately $192.9 million of its common stock, subject to restrictions under its Credit Agreement.

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

Revenues by reportable operating segment and by channel were:

	Three Months Ended June 30, 2018
	Americas	Asia Pacific	Europe	Other Businesses	Total
	(in thousands)
Wholesale	$53,920	$71,561	$38,820	$295	$164,596
Retail	56,594	30,803	12,080	—	99,477
E-commerce	27,248	26,036	10,647	—	63,931
Total revenues	$137,762	$128,400	$61,547	$295	$328,004

	Six Months Ended June 30, 2018
	Americas	Asia Pacific	Europe	Other Businesses	Total
	(in thousands)
Wholesale	$126,594	$143,294	$88,697	$608	$359,193
Retail	91,310	48,417	19,256	—	158,983
E-commerce	43,688	33,851	15,437	—	92,976
Total revenues	$261,592	$225,562	$123,390	$608	$611,152

Revenues are recognized in the amount expected to be received in exchange for goods when control of the products transfers to customers, and excludes various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, rebates, and other incentives that may vary in amount and must be estimated. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. During the three and six months ended June 30, 2018, the Company recognized increases of $0.2 million and $1.0 million, respectively, to wholesale revenues due to changes in estimates related to products transferred to customers in prior periods. There were no changes to estimates in retail and e-commerce channels during the three and six months ended June 30, 2018.

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

Contract Liabilities

Contract liabilities consist of advance cash deposits received from wholesale customers to secure product orders in connection with seasonal selling seasons, and payments received in advance of delivery. As products are shipped and control transfers, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed consolidated statements of operations. At January 1 and June 30, 2018, $1.3 million and $1.2 million, respectively, of deferred revenues associated with advance customer deposits were reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets. Deferred revenues of $1.4 million and $2.2 million, respectively, were recognized in revenues during the three and six months ended June 30, 2018. The remainder of deferred revenues at June 30, 2018 are expected to be recognized in revenues during the third quarter of 2018 as products are shipped or delivered.

Refund Liabilities

Refund liabilities, primarily associated with product sales returns, retrospective volume rebates, and early payment discounts are estimated based on an analysis of historical experience, and adjustments to revenues made when the most likely amount of consideration expected changes. At January 1 and June 30, 2018, $3.4 million and $8.7 million, respectively, of refund liabilities, primarily associated with product returns, were reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets.

9. SHARE-BASED COMPENSATION

The Company’s share-based compensation awards are issued under the 2015 Equity Incentive Plan (“2015 Plan”) and two predecessor plans, the 2005 Equity Incentive Plan, and the 2007 Equity Incentive Plan (the “2007 Plan”). Any awards that expire or are forfeited under the 2007 Plan become available for issuance under the 2015 Plan. As of June 30, 2018, 2.2 million shares of common stock remained available for future issuance under all plans, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.
Refer to Notes 1 and 10 of the Company’s Annual Report on Form 10-K for a detailed description of the Company’s share-based compensation awards, including information related to grant date fair value, vesting terms, performance, and other conditions.

Share-Based Compensation Expense

Pre-tax share-based compensation expense reported in the Company’s condensed consolidated statements of operations was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of sales	$98	$111	$177	$200
Selling, general and administrative expenses	3,243	1,225	5,838	3,745
Total share-based compensation expense	$3,341	$1,336	$6,015	$3,945

Stock Option Activity

Stock option activity during the six months ended June 30, 2018 was:

Number of Options
(in thousands)
Outstanding December 31, 2017	541
Granted	—
Exercised	(80)
Forfeited or expired	(27)
Outstanding June 30, 2018	434

As of June 30, 2018, the Company had $0.3 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 1.89 years.

Restricted Stock Awards and Restricted Stock Units Activity

The Company grants time-based restricted stock awards (“RSAs”) as well as time-based and performance-based restricted stock units (“RSUs”). RSA and RSU activity during the six months ended June 30, 2018 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except fair value data)
Unvested at December 31, 2017	17	$6.84	3,791	$7.99
Granted	35	18.61	1,369	14.18
Vested	(39)	13.32	(1,041)	8.42
Forfeited	—	—	(1,180)	7.39
Unvested at June 30, 2018	13	$18.61	2,939	$11.09

As of June 30, 2018, unrecognized share-based compensation expense for RSAs was $0.2 million, which is expected to amortize over a remaining weighted average period of 0.93 years.

RSUs vested during the six months ended June 30, 2018 consisted of 0.8 million time-based awards and 0.2 million performance-based awards. As of June 30, 2018, unrecognized share-based compensation expenses for time-based and performance-based awards were $10.7 million and $9.2 million, respectively, and are expected to amortize over remaining weighted average period of 1.74 years and 2.68 years, respectively.

10. INCOME TAXES

U.S. Federal Income Tax Reform

The Tax Act resulted in a number of significant changes to U.S. federal income tax law for U.S. corporations. Most notably, the statutory U.S. federal corporate income tax rate was changed from 35% to 21% for corporations. In addition to the change in the corporate income tax rate, the Tax Act further introduced a number of other changes including a one-time transition tax via a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits; the introduction of GILTI for tax years beginning after December 31, 2017; the limitation of deductible net interest to 30% of adjustable taxable income; the further limitation of the deductibility of share-based compensation of certain highly-compensated employees; the ability to elect to accelerate bonus depreciation on certain qualified assets; and BEAT.

Income tax expense and effective tax rates were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except effective tax rate)
Income before income taxes	$37,377	$29,586	$64,589	$45,534
Income tax expense	3,000	7,627	13,758	12,564
Effective tax rate	8.0%	25.8%	21.3%	27.6%

During the three and six months ended June 30, 2018, the decrease in effective tax rates, compared to the same periods in 2017, is due to the release of valuation allowances in certain jurisdictions, partially offset by operating losses in certain jurisdictions where the Company has determined that it is not more likely than not to realize the associated tax benefits, tax expense recorded in profitable jurisdictions, and the impact of the GILTI provisions included in the Tax Act. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in the effective tax rate calculation. The Company’s effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to the release of valuation allowances in certain jurisdictions and differences in income tax rates between U.S. and foreign jurisdictions. The Company had unrecognized tax benefits of $4.6 million and $6.2 million at June 30, 2018 and December 31, 2017, respectively, and the Company does not expect any significant changes in tax benefits in the next twelve months.

Our tax rate is volatile and may increase or decrease with changes in, among other things, the amount of income or loss by jurisdiction, our ability to utilize net operating losses and foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions and other changes to regulatory environments in countries in which we do business that, if enacted, may have an impact on our effective tax rate.

11. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2018 and 2017 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$30,426	$18,086	$42,949	$25,241
Less: Net income allocable to Series A convertible preferred stockholders (1)	(5,121)	(2,843)	(7,205)	(3,971)
Adjusted net income available to common stockholders - basic and diluted	$25,305	$15,243	$35,744	$21,270
Denominator:
Weighted average common shares outstanding - basic	68,153	73,953	68,427	73,882
Plus: dilutive effect of stock options and unvested restricted stock units	3,314	619	2,035	743
Weighted average common shares outstanding - diluted	71,467	74,572	70,462	74,625

Net income per common share:
Basic	$0.37	$0.21	$0.52	$0.29
Diluted	$0.35	$0.20	$0.51	$0.29
(1) Represents the amount which would have been paid to preferred stockholders in the event the Company had declared a dividend on its common stock.

For the three months ended June 30, 2018 and 2017, 0.1 million and 2.2 million options and restricted stock units, respectively, were excluded from the calculation of diluted EPS under the two-class method because the effect was anti-dilutive. For the six months ended June 30, 2018 and 2017, 0.2 million and 0.8 million options and restricted stock units, respectively, were excluded from the calculation of diluted EPS under the two-class method because the effect was anti-dilutive. If converted, Series A Preferred Stock would represent approximately 16.8% of the Company’s common stock outstanding, or 13.8 million additional common shares, as of June 30, 2018.

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

Future minimum lease payments under operating leases were:

As of June 30, 2018
(in thousands)
2018 (remainder of year)	$24,955
2019	36,870
2020	29,706
2021	24,013
2022	17,404
Thereafter	39,581
Total minimum lease payments	$172,529

Minimum sublease rental income of $0.2 million under non-cancelable subleases, and contingent rentals are excluded from the commitment schedule.

Rent expense under operating leases was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Minimum rentals (1)	$17,565	$20,403	$35,844	$41,188
Contingent rentals	5,535	5,562	7,695	7,822
Less: Sublease rentals	(33)	(52)	(73)	(89)
Total rent expense	$23,067	$25,913	$43,466	$48,921
(1) Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking, and storage fees, which were approximately $2.4 million and $2.8 million for the three months ended June 30, 2018 and 2017, respectively, and $4.8 million and $5.7 million for the six months ended June 30, 2018 and 2017, respectively.

Purchase Commitments

As of June 30, 2018, the Company had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of the Company’s products, for an aggregate of $80.3 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Americas	$137,762	$136,154	$261,592	$253,877
Asia Pacific	128,400	124,644	225,562	222,989
Europe	61,547	52,320	123,390	103,971
Total segment revenues	327,709	313,118	610,544	580,837
Other businesses	295	103	608	291
Total consolidated revenues	$328,004	$313,221	$611,152	$581,128
Income from operations: (1)
Americas	$39,689	$34,426	$68,228	$56,733
Asia Pacific	36,387	36,743	62,971	63,496
Europe	18,701	11,296	36,564	23,582
Total segment income from operations	94,777	82,465	167,763	143,811
Reconciliation of total segment income from operations to income before income taxes:
Other businesses (2)	(16,531)	(5,035)	(27,465)	(10,650)
Unallocated corporate and other (1)	(41,182)	(47,984)	(77,312)	(88,133)
Income from operations	37,064	29,446	62,986	45,028
Foreign currency gains, net	283	162	1,354	438
Interest income	146	157	425	307
Interest expense	(132)	(188)	(245)	(372)
Other income	16	9	69	133
Income before income taxes	$37,377	$29,586	$64,589	$45,534
Depreciation and amortization:
Americas	$1,211	$1,347	$2,515	$2,692
Asia Pacific	537	920	1,233	1,847
Europe	327	379	679	764
Total segment depreciation and amortization	2,075	2,646	4,427	5,303
Other businesses	1,431	1,741	2,955	3,488
Unallocated corporate and other	3,725	3,982	7,492	8,024
Total consolidated depreciation and amortization	$7,231	$8,369	$14,874	$16,815
(1) In 2018, certain global marketing expenses previously reported within the operating segments are managed and reported within ‘Unallocated corporate and other’. The previously reported amounts for income from operations for the second quarter and first six months ended June 30, 2017 have been revised to conform to the current year presentation. For the second quarter of 2017, adjustments for this revision had the following impacts (in thousands): income from operations for the ‘Americas’ segment increased by $9,221; income from operations for the ‘Asia Pacific’ segment increased by $3,438; income from operations for the ‘Europe’ segment increased by $1,265; costs within

‘Unallocated corporate and other’ increased by $13,924. For the first six months of 2017, adjustments for this revision had the following impacts (in thousands): income from operations for the ‘Americas’ segment increased by $9,526; income from operations for the ‘Asia Pacific’ segment increased by $3,466; income from operations for the ‘Europe’ segment increased by $1,277; costs within ‘Unallocated corporate and other’ increased by $14,269.
(2) ‘Other businesses’ expense increases are due primarily to supply chain reorganization activities in conjunction with the closure of Mexico and Italy manufacturing and distribution facilities.

14. LEGAL PROCEEDINGS

The Company was subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, the Company was notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $3.7 million, plus interest and penalties, for the period January 2010 through May 2011. The Company has disputed these assessments and asserted defenses to the claims. On February 25, 2015, the Company received additional assessments totaling 33.3 million BRL, or approximately $8.6 million, plus interest and penalties, related to the remainder of the audit period. The Company has also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, the Company received a favorable ruling on its appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have requested a special appeal to that decision. If the appeal is accepted, Crocs will have the opportunity to both defend the appeal as well as challenge it procedurally. Should the Brazilian Tax Authority prevail in this final administrative appeal, Crocs may still challenge the assessments through the court system, which would likely require the posting of a bond. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable and resulted in an approximately 38% reduction in principal, penalties, and interest, leaving approximately $5.3 million, plus interest and penalties, at risk for those assessments. The tax authorities have appealed that decision. Crocs intends to file a response to the tax authorities’ appeal as well as a separate appeal against the unfavorable portion of the ruling. We have not recorded these items within the condensed consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

For all other claims and other disputes, the Company has accrued estimated losses of $0.2 million within ‘Accrued expenses and other liabilities’ in its condensed consolidated balance sheet as of June 30, 2018. Where the Company is able to estimate possible losses or a range of possible losses, the Company estimates that as of June 30, 2018, losses associated with these claims and other disputes are immaterial.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and its consolidated subsidiaries (collectively the “Company,” “Crocs,” “we,” “our,” or “us”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear characterized by functionality, comfort, color, and lightweight design. All of our products utilize our proprietary closed-cell resin, called CrosliteTM, along with a range of other materials, enabling us to produce innovative, lightweight footwear.

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

•
As we close less productive stores as leases expire and transfer select company-operated stores to distributors, we anticipate a reduction in retail revenues and a benefit to selling, general and administrative expenses (“SG&A”). Distributor revenues are reported within our wholesale channel.

•	Foreign exchange rate volatility impacts our reported U.S. Dollar results from our foreign operations.

•
In 2017 we identified annual reductions in SG&A in the amount of $75 to $85 million which, once implemented, are projected to generate an annual $30 to $35 million improvement in earnings before interest and taxes by 2019, compared to 2016. We achieved approximately $23 million of these SG&A reductions in 2017 while incurring approximately $10 million of costs related to variable compensation. We remain on track to achieve the targeted SG&A reductions by 2019. We incurred $11 million in non-recurring charges to achieve these SG&A reductions in 2017 and expect to incur approximately $5 million in additional non-recurring charges related to SG&A reductions in 2018. We reduced our company-operated retail stores by 111 in 2017 and anticipate an additional reduction in 2018, reducing our total store count to under 400 from 558 over a two year period. The majority of company-operated store closures are occurring as store leases expire. We completed 50 store closures in the first six months of 2018.

•
We are prioritizing growth in our lower-priced, higher-margin molded styles, primarily in clog and sandal silhouettes, as we drive global alignment of our product portfolio and focus on sustainable, profitable revenue growth.

•
In connection with ongoing efforts to simplify the business and improve profitability, the Company made the decision to fully outsource our production to third party manufacturers and to close its manufacturing facilities in Mexico and Italy. The manufacturing facilities in Mexico and Italy and the distribution facility in Mexico will be closed by the end of 2018. The Company has incurred total charges of $8.0 million before taxes in the first six months of 2018 related to the closures. The Company expects to incur approximately $6 million of additional costs related to the Mexico and Italy closures through the remainder of 2018.

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

Second Quarter 2018 Financial Highlights

The following were significant developments in our businesses during the three months ended June 30, 2018:

•	Revenues were $328.0 million, growing 4.7% over the second quarter of 2017, or 2.3% on a constant currency basis.

•	We sold 17.8 million pairs of shoes worldwide, an increase of 2.4% from 17.4 million pairs in the three months ended June 30, 2017.

•	Gross margin was 55.3%, an increase of 110 basis points from last year’s second quarter.

•
SG&A was $144.3 million compared to $140.4 million in the second quarter of 2017. As a percent of revenues, SG&A improved 80 basis points and represented 44.0% of revenues. Second quarter 2018 results included $1.3 million of non-recurring charges associated with our SG&A reduction plan compared to $1.8 million in last year’s second quarter and $7.1 million of non-recurring charges associated with the closure of company-operated manufacturing and distribution facilities.

•
Income from operations of $37.1 million increased 25.9% compared to $29.4 million in last year’s second quarter. Net income attributable to common stockholders was $30.4 million, or $0.35 per diluted share, compared to $18.1 million, or $0.20 per diluted share, in last year’s second quarter. We had 71.5 million and 74.6 million weighted average diluted common shares outstanding on June 30, 2018 and 2017, respectively.

•
We continued to focus on improving the efficiency and effectiveness of our operations, including carefully managing and reducing our retail fleet, especially full-priced retail stores. During the three months ended June 30, 2018, we opened one store and closed 28 company-operated retail stores.

•	We repurchased 0.4 million shares of common stock at an aggregate cost of $5.9 million.

Future Outlook

We intend to continue advancing our strategic objectives, focusing on three key initiatives to:

(1) drive sustainable, profitable revenue growth;
(2) improve the quality of revenues to enhance gross margins, and;
(3) simplify our business to reduce costs.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
	2018	2017	2018	2017	Q2 2018-2017		YTD 2018-2017
	(in thousands, except per share, margin, and average selling price data)
Revenues	$328,004	$313,221	$611,152	$581,128	4.7%		5.2%
Cost of sales	146,604	143,414	289,879	277,737	(2.2)%		(4.4)%
Gross profit	181,400	169,807	321,273	303,391	6.8%		5.9%
Selling, general and administrative expenses	144,336	140,361	258,287	258,363	(2.8)%		—%
Income from operations	37,064	29,446	62,986	45,028	25.9%		39.9%
Foreign currency gains, net	283	162	1,354	438	74.7%		209.1%
Interest income	146	157	425	307	(7.0)%		38.4%
Interest expense	(132)	(188)	(245)	(372)	29.8%		34.1%
Other income	16	9	69	133	77.8%		(48.1)%
Income before income taxes	37,377	29,586	64,589	45,534	26.3%		41.8%
Income tax expense	3,000	7,627	13,758	12,564	60.7%		(9.5)%
Net income	34,377	21,959	50,831	32,970	56.6%		54.2%
Dividends on Series A convertible preferred stock	(3,000)	(3,000)	(6,000)	(6,000)	—%		—%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	(951)	(873)	(1,882)	(1,729)	(8.9)%		(8.8)%
Net income attributable to common stockholders	$30,426	$18,086	$42,949	$25,241	68.2%		70.2%
Net income per common share:
Basic	$0.37	$0.21	$0.52	$0.29	76.2%		79.3%
Diluted	$0.35	$0.20	$0.51	$0.29	75.0%		75.9%

Gross margin (1)	55.3%	54.2%	52.6%	52.2%	110	bp	40	bp
Operating margin (1)	11.3%	9.4%	10.3%	7.7%	190	bp	260	bp
Footwear unit sales	17,846	17,422	34,879	33,817	2.4%		3.1%
Average footwear selling price - nominal basis	$18.05	$17.66	$17.18	$16.91	2.2%		1.6%
Average footwear selling price - constant currency basis (2)	$17.62	$17.66	$16.90	$16.91	(0.2)%		(0.1)%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.

Revenues. Revenues increased $14.8 million, or 4.7%, during the three months ended June 30, 2018 compared to the same period in 2017 as we experienced growth in our e-commerce and wholesale channels that more than offset a decline in retail sales. Our wholesale channel grew by 7.2%, with especially strong performance in Europe and Asia Pacific during the second quarter. Our e-commerce channel grew by 23.8% due to increased traffic and improved conversion rates as consumers continued to migrate to online shopping channels, and the Company continued to invest in digital marketing. Our retail sales decreased by 8.0% in the second quarter of 2018 compared to the same period of 2017, as we operated 105 fewer retail stores compared to June 30, 2017. Total revenues increased by $7.6 million, or 2.4%, due to higher sales volumes, in part due to continued growth in both our clog and sandal silhouettes primarily in our e-commerce and wholesale channels. Lower average selling prices (“ASP”) decreased revenues by approximately $0.5 million, or 0.2%. An increase of $7.7 million, or 2.5%, resulted from foreign currency translation.

Revenues increased $30.0 million, or 5.2%, in the six months ended June 30, 2018, compared to the same period in 2017. The increase in revenues was led by 23.9% growth in our e-commerce channel and 6.8% growth in our wholesale channel. These increases more than offset a reduction in retail revenues of 6.4%, the result of our targeted reductions in the number of company-operated retail stores. Higher sales volumes of approximately $18.2 million, or 3.1%, were offset by a decrease of $9.3 million, or 1.6%, attributable to a lower ASP as our product, store, and channel mix continued to change due to store closures and business model changes as we implement our strategic plan. An increase of $21.1 million, or 3.7%, resulted from foreign currency translation.

Future changes in ASP will be impacted by: (i) the mix of products sold, (ii) the sales channel under which sales are made (as we generally realize higher sales prices from our retail and e-commerce channels compared to our wholesale channel), and (iii) the level of sales discounts and incentives we offer our customers.

Cost of sales. Cost of sales increased $3.2 million, or 2.2%, during the three months ended June 30, 2018 compared to the same period in 2017. Higher sales volume resulted in an increase in cost of sales of $3.5 million, or 2.4%, and foreign currency translation resulted in an increase of $3.6 million, or 2.5%. Changes in product mix and supply chain cost reductions contributed to lower average costs per unit, accounting for a $3.9 million, or 2.7%, decline in cost of sales.

During the six months ended June 30, 2018, cost of sales increased $12.1 million, or 4.4%, compared to the same period in 2017. Higher sales volumes resulted in an increase of $8.7 million, or 3.1%, in cost of sales, partially offset by a decrease of $5.7 million, or 2.1%, due to a lower average cost per unit. Lower average costs per unit were primarily the result of product mix, reflecting our ongoing focus on core molded products, continued supply chain cost reductions, and a reallocation of third-party manufacturing production within the Asia Pacific region to lower-cost suppliers. The effect of foreign currency translation was an increase of $9.1 million, or 3.4%, to cost of sales.

Gross Profit. Gross profit increased $11.6 million, or 6.8%, during the three months ended June 30, 2018 compared to the same period in 2017. Gross margin improved 110 basis points to 55.3% compared to the same period in 2017, driven by favorable product mix and foreign currency impacts. An increase of approximately $4.1 million, or 2.4%, resulted from higher sales volumes and an increase of $4.1 million, or 2.4%, resulted from foreign currency translation. An increase of $3.4 million, or 2.0%, resulted from decreases in average costs per unit which exceeded the decrease in ASP.

During the six months ended June 30, 2018, gross profit increased $17.9 million, or 5.9%, and gross margin increased 40 basis points to 52.6% compared to the same period in 2017. The increase in gross profit was primarily due to our continued focus on sales of higher margin products. Higher unit sales volumes of approximately $9.5 million, or 3.1%, were partially offset by a decrease of $3.6 million, or 1.2%, which resulted from a decline in our ASP that exceeded the decrease in our average cost per unit, and by an increase of $12.0 million, or 4.0%, from foreign currency translation.

Selling, general and administrative expenses. SG&A increased $4.0 million, or 2.8%, during the three months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to expenses of $7.1 million related to the closure of our Mexico and Italy facilities and higher variable compensation of $2.0 million, partially offset by lower professional service fees of $3.4 million and lower other net expenses of $1.7 million. As a percent of sales, SG&A improved by 80 basis points to 44.0%, a reflection of our SG&A reduction efforts.

SG&A was flat for the six months ended June 30, 2018, compared to the same period in 2017. As a percent of sales, SG&A improved by 220 basis points to 42.3%. A decrease of $4.9 million in professional services fees and a decrease of $4.4 million in facilities expenses as a result of fewer company-owned retail stores were partially offset by $8.0 million in expenses related to the closure of our Mexico and Italy facilities, and higher marketing and other expenses of $1.3 million.

Foreign currency gains, net. Foreign currency gains, net, consists of unrealized and realized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended June 30, 2018, we recognized realized and unrealized net foreign currency gains of $0.3 million compared to $0.2 million during the three months ended June 30, 2017. During the six months ended June 30, 2018, we recognized realized and unrealized foreign currency net gains of $1.4 million, compared to $0.4 million during the six months ended June 30, 2017.

Income tax expense. During the three months ended June 30, 2018, income tax expense decreased $4.6 million compared to the same period in 2017. The effective tax rate for the three months ended June 30, 2018 was 8.0% compared to an effective tax rate of 25.8% for the same period in 2017, a 17.8% decrease. The decrease in the effective rate was due to the release of valuation allowances in certain jurisdictions, partially offset by operating losses in certain jurisdictions where the Company has determined that it is not more likely than not to realize the associated tax benefits, tax expense recorded in profitable jurisdictions, and the impact of the GILTI provisions included in the Tax Act. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in the effective tax rate calculation. Our effective tax rate of 8.0% for the three months ended June 30, 2018 differs from the federal U.S. statutory rate due to the release of valuation allowances in certain jurisdictions and differences in income tax rates between U.S. and foreign jurisdictions.

During the six months ended June 30, 2018, income tax expense increased $1.2 million compared to the same period in 2017. The effective tax rate for the six months ended June 30, 2018 was 21.3% compared to an effective tax rate of 27.6% for the same period in 2017, resulting in an effective tax rate decrease of 6.3%. This decrease in the effective rate was due to the release of valuation allowances in certain jurisdictions, partially offset by operating losses in certain jurisdictions where the Company has determined that it is not more likely than not to realize the associated tax benefits, tax expense recorded in profitable jurisdictions, and the impact of the GILTI provisions included in the Tax Act. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in the effective tax rate calculation. Our effective tax rate of 21.3% for the six months ended June 30, 2018 differs from the federal U.S. statutory rate differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions as well as book losses in certain jurisdictions for which tax benefits cannot be recognized.

Our tax rate is volatile and may increase or decrease with changes in, among other things, the amount of income or loss by jurisdiction, our ability to utilize net operating losses and foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions and other changes to regulatory environments in countries in which we do business that, if enacted, may have an impact on our effective tax rate.

Revenues By Channel

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
	2018	2017	2018	2017	Q2 2018-2017	YTD 2018-2017	Q2 2018-2017	YTD 2018-2017
	(in thousands)
Wholesale:
Americas	$53,920	$57,307	$126,594	$128,333	(5.9)%	(1.4)%	(5.4)%	(1.0)%
Asia Pacific	71,561	65,146	143,294	136,081	9.8%	5.3%	6.6%	0.5%
Europe	38,820	30,947	88,697	71,530	25.4%	24.0%	18.3%	12.3%
Other businesses	295	103	608	291	186.4%	108.9%	173.8%	91.1%
Total wholesale	164,596	153,503	359,193	336,235	7.2%	6.8%	4.6%	2.5%
Retail:
Americas	56,594	55,576	91,310	88,405	1.8%	3.3%	1.7%	3.1%
Asia Pacific	30,803	39,429	48,417	60,961	(21.9)%	(20.6)%	(25.0)%	(24.1)%
Europe	12,080	13,071	19,256	20,490	(7.6)%	(6.0)%	(9.1)%	(10.4)%
Total retail	99,477	108,076	158,983	169,856	(8.0)%	(6.4)%	(9.4)%	(8.3)%
E-commerce:
Americas	27,248	23,271	43,688	37,139	17.1%	17.6%	16.7%	17.2%
Asia Pacific	26,036	20,069	33,851	25,946	29.7%	30.5%	22.9%	23.2%
Europe	10,647	8,302	15,437	11,952	28.2%	29.2%	19.9%	18.4%
Total e-commerce	63,931	51,642	92,976	75,037	23.8%	23.9%	19.6%	19.5%
Total revenues	$328,004	$313,221	$611,152	$581,128	4.7%	5.2%	2.3%	1.5%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.

Wholesale channel revenues. Revenues from our wholesale channel increased $11.1 million, or 7.2%, during the three months ended June 30, 2018 compared to the same period in 2017. An increase of approximately $7.2 million, or 4.7%, from higher sales volumes due to increased customer demand, especially with e-tail customers as consumers shift towards online purchasing. Strength in volume was partially offset by a decrease of $0.1 million, or less than 0.1%, attributable to a lower ASP, reflective of our focus on lower-priced, higher-margin molded footwear. Foreign currency translation drove an increase of $4.0 million, or 2.6%.

During the six months ended June 30, 2018, revenues from our wholesale channel increased $23.0 million, or 6.8%, compared to the same period in 2017. Higher sales volumes of approximately $14.8 million, or 4.4%, were partially offset by a lower ASP of $6.3 million, or 1.9%, while the effect of foreign currency translation was an increase $14.5 million, or 4.3%.

Retail channel revenues. Revenues from our retail channel decreased $8.6 million, or 8.0%, during the three months ended June 30, 2018 compared to the same period in 2017. The decrease in retail channel revenues was due to targeted reductions in our company-operated retail store count, consistent with our store rationalization plan. As of June 30, 2018, we operated 105 fewer stores compared to the end of last year’s second quarter. Our comparable retail store sales grew 7.1% on a global basis, indicative of increased traffic in our remaining company-operated stores. A decrease of $13.5 million, or 12.5%, was due to lower sales volumes related to store count reduction, partially offset by a favorable impact of $3.3 million, or 3.1%, to ASP related to product mix and improved quality of revenues, and an increase of $1.6 million, or 1.4%, from foreign currency translation.

During the six months ended June 30, 2018, revenues from our retail channel decreased $10.9 million, or 6.4%, compared to the same period in 2017. The decrease in retail channel revenues was due primarily to net reduction of 105 company-operated retail store locations as we worked to optimize our store fleet, partially offset by ASP gains and favorable foreign currency impacts. Sales volumes decreased by approximately $17.4 million, or 10.3%. Favorable product mix and improved quality of revenues, the results of less promotional discounting and improved inventory composition, resulted in a higher ASP impact of $3.3 million, or 2.0%. An increase of $3.2 million, or 1.9%, resulted from foreign currency translation.

E-commerce channel revenues. Revenues from our e-commerce channel, which includes our own e-commerce sites as well as sales through third-party marketplaces, increased $12.3 million, or 23.8%, during the three months ended June 30, 2018 compared to the same period in 2017, as this channel continued to grow in each region. Improved in-stock levels and investment in digital marketing resulted in increased e-commerce traffic and improved conversion rates. Revenues increased by $9.4 million, or 18.3%, from higher sales volumes as a result of increased consumer demand and a continuing shift toward online purchasing. Changes in product mix resulted in an increase of $0.7 million, or 1.3%, from higher ASP. Foreign currency translation resulted in an increase of $2.2 million, or 4.2%.

During the six months ended June 30, 2018, revenues from our e-commerce channel increased $17.9 million, or 23.9%, compared to the same period in 2017. Revenues increased by $14.2 million, or 18.9%, from higher sales volumes, and higher ASP related to mix contributed an additional $0.4 million, or 0.5%. Favorable foreign currency translation resulted in an increase of $3.3 million, or 4.5%.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
	2018	2017	2018	2017	Q2 2018-2017	YTD 2018-2017	Q2 2018-2017	YTD 2018-2017
	(in thousands)
Revenues:
Americas	$137,762	$136,154	$261,592	$253,877	1.2%	3.0%	1.3%	3.1%
Asia Pacific	128,400	124,644	225,562	222,989	3.0%	1.2%	(0.8)%	(3.6)%
Europe	61,547	52,320	123,390	103,971	17.6%	18.7%	11.7%	8.5%
Total segment revenues	327,709	313,118	610,544	580,837	4.7%	5.1%	2.2%	1.5%
Other businesses	295	103	608	291	186.4%	108.9%	173.8%	91.1%
Total consolidated revenues	$328,004	$313,221	$611,152	$581,128	4.7%	5.2%	2.3%	1.5%

Income from operations:
Americas	$39,689	$25,205	$68,228	$47,207	57.5%	44.5%	57.2%	44.5%
Asia Pacific	36,387	33,305	62,971	60,030	9.3%	4.9%	6.4%	0.2%
Europe	18,701	10,031	36,564	22,305	86.4%	63.9%	80.6%	51.1%
Total segment income from operations	94,777	68,541	167,763	129,542	38.3%	29.5%	35.9%	125.1%
Other businesses(2)	(16,531)	(5,035)	(27,465)	(10,650)	(228.3)%	(157.9)%	110.5%	154.4%
Unallocated corporate and other (3)	(41,182)	(34,060)	(77,312)	(73,864)	(20.9)%	(4.7)%	5.4%	(51.4)%
Total consolidated income from operations	$37,064	$29,446	$62,986	$45,028	25.9%	39.9%	58.5%	220.0%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.
(2) ‘Other businesses’ consists primarily of our owned and leased manufacturing facilities, which manufacture products for sale by our operating segments.
(3) Unallocated corporate and other includes corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Americas Operating Segment

Revenues. Revenues for our Americas segment increased $1.6 million, or 1.2%, during the three months ended June 30, 2018 compared to the same period in 2017. The increase in revenues was led by a 17.1%, increase in e-commerce revenues due to increased traffic as this channel continues to grow. Retail revenues increased by 1.8%, despite operating 15 fewer retail stores compared to the same period last year, as our comparable sales showed growth of 7.5%. These increases were offset in part by a decrease in wholesale channel revenues of 5.9%, due to the combination of a late start to Spring, timing of shipments, and currency instability in our South American markets. For all channels combined, lower sales volumes resulted in a decrease of approximately $5.4 million, or 4.0%, which was offset by an increase in ASP of $7.1 million, or 5.2%. The effect of foreign currency translation was a decrease of $0.1 million, or less than 0.1%.

During the six months ended June 30, 2018, revenues for our Americas segment increased by $7.7 million, or 3.0%, compared to the same period in 2017. The increase in revenues resulted primarily from 17.6% higher e-commerce revenues as well as a 3.3% increase in retail revenues, which more than offset a slight decline in wholesale revenues. For all channels combined, higher sales volumes resulted in an increase of $5.4 million, or 2.1%, along with an increase from higher ASPs of $2.5 million, or 1.0%, while the effect of foreign currency translation was a decrease of $0.2 million, or 0.1%.

Income from Operations. Income from operations for the Americas segment was $39.7 million for the three months ended June 30, 2018, an increase of $14.5 million, or 57.5%, compared to the same period in 2017. Gross profit increased $6.4 million, or 8.8%, and gross margin increased 400 basis points to 57.2%, compared to the same period in 2017. The increase in our Americas segment gross profit is due to the net impact of a decrease of $4.2 million, or 5.8%, due to lower sales volumes and a increase of $10.6 million, or 14.6%, due to an increase in ASP. The impact of foreign currency translation on gross margin was insignificant.

SG&A for our Americas segment decreased $8.1 million, or 17.2%, during the three months ended June 30, 2018 compared to the same period in 2017. The decrease in SG&A was primarily due to lower marketing expenses of $8.4 million, driven by a reduction in regionally controlled marketing and an increase in global brand marketing, which is managed within ‘Other Businesses and Unallocated Corporate’ that impacted segment results by $9.2 million, partially offset by a net increase of $0.3 million in other expenses, none of which were individually significant.

Income from operations for the Americas segment was $68.2 million for the six months ended June 30, 2018, an increase of $21.0 million, or 44.5%, compared to the same period in 2017. Gross profit increased $8.7 million, or 6.6%, and gross margin increased 180 basis points to 54.0%, compared to the same period in 2017. The increase in the Americas segment gross profit is due to an increase of $2.8 million, or 2.1%, from higher sales volumes, an increase of $5.9 million, or 4.5% in our ASP. The impact of foreign currency translation on gross margin was insignificant.

During the six months ended June 30, 2018, SG&A for our Americas segment decreased $12.3 million, or 14.4%, compared to the same period in 2017. The decrease in SG&A was due to reductions of $9.6 million in marketing expenses, driven by a reduction in regionally controlled marketing and an increase in global brand marketing, which is managed within ‘Other Businesses and Unallocated Corporate’ that impacted segment results by $9.5 million, $1.7 million in compensation expenses, and $0.9 million in facilities costs related to store closures, and a net decrease of $0.1 million in other expenses, none of which were individually significant.

Asia Pacific Operating Segment

Revenues. Revenues for our Asia Pacific segment increased $3.8 million, or 3.0%, during the three months ended June 30, 2018 compared to the same period in 2017. E-commerce revenues increased by 29.7%, and wholesale revenues increased by 9.8%, which were partially offset by a decrease in retail channel revenues. Retail revenues decreased by 21.9% as we operated 67 fewer stores in the region compared to the same period last year. Retail comparable sales of 2.9% reflected higher conversion rates in company-operated stores. For all channels combined, higher sales volumes drove an increase of $1.1 million, or 0.9%, and a lower ASP resulted in a decrease of $2.0 million, or 1.6%. The effect of foreign currency translation was an increase of $4.7 million, or 3.7%.

During the six months ended June 30, 2018, revenues for our Asia Pacific segment increased $2.6 million, or 1.2%, compared to the same period in 2017. E-commerce revenues increased by 30.5%, with growth in every country we operate in and strong results in key markets in the region, and wholesale revenues increased by 5.3%. Retail revenues decreased by 20.6% as a result of a lower number of company-operated retail stores. For all channels combined, an increase in sales volumes of approximately $0.9 million, or 0.4%, was offset by a decrease in ASP of of $8.9 million, or 4.0%. The effect of foreign currency translation was an increase of $10.6 million, or 4.8%.

Income from Operations. Income from operations for the Asia Pacific segment was $36.4 million for the three months ended June 30, 2018, an increase of $3.1 million, or 9.3%, compared to the three months ended June 30, 2017. Gross profit increased $0.8 million, or 1.1%, and gross margin increased 110 basis points to 58.8% compared to the same period in 2017. The increase in gross profit is due to an increase of $3.3 million, or 4.4%, due to higher sales volumes and a $2.7 million, or 3.6%, increase from favorable foreign currency translation, partially offset by a decrease of $5.2 million, or 6.9%, due to a lower ASP, reflecting our focus on lower-priced molded footwear.

SG&A for our Asia Pacific segment decreased $2.3 million or 5.5%, during the three months ended June 30, 2018 compared to the same period in 2017. The decrease in SG&A was primarily due to decreases of $2.1 million in marketing expenses, driven by a reduction in regionally controlled marketing and an increase in global brand marketing, which is managed within ‘Other Businesses and Unallocated Corporate’, that impacted segment results by $3.4 million, $1.8 million in compensation expenses, and $0.6 million in facilities expense as a result of the reduction in the number of company-operated retail stores, partially offset by lower recoveries of previously written off accounts receivable of $0.9 million and a net increase in other expenses of $1.3 million, none of which were individually significant.

Income from operations for the Asia Pacific segment was $63.0 million for the six months ended June 30, 2018, an increase of $2.9 million, or 4.9%, compared to the same period in 2017. Gross profit decreased $1.3 million, or 1.0%, and gross margin decreased 120 basis points to 56.4% compared to the same period in 2017. The decrease in the Asia Pacific segment gross profit was due to a decrease in our ASP that exceeded the decline in our average costs per unit of $8.0 million, or 6.2%, partially offset by an increase of $6.2 million, or 4.8%, from favorable foreign currency translation and an increase in unit sales volumes of $0.5 million, or 0.4%.

During the six months ended June 30, 2018, SG&A for our Asia Pacific segment decreased $4.2 million, or 6.2%, compared to the same period in 2017. The decrease in SG&A was primarily due to decreases of $2.8 million in compensation and $2.4 million in facilities expenses as a result of the reduction in the number of company-operated retail stores and our SG&A reduction efforts and a decrease of $2.0 million in marketing expenses, driven by a reduction in regionally controlled marketing and an increase in global brand marketing, which is managed within ‘Other Businesses and Unallocated Corporate’ that impacted segment results by $3.5 million, partially offset by lower recoveries of previously written off accounts receivable of $1.9 million, and a net increase of $1.1 million in sales expenses and other costs, none of which were individually significant.

Europe Operating Segment

Revenues. Revenues for our Europe segment increased $9.2 million, or 17.6%, during the three months ended June 30, 2018 compared to the same period in 2017. E-commerce revenue grew 28.2%, reflecting higher online traffic and reduced promotional activity, and wholesale revenue grew 25.4%, more than offsetting a decline of 7.6% in retail results as we operated 23 fewer stores in the region compared to last year. Our retail comparable sales of 16.4% for the quarter benefited from increased demand and improved inventory positioning. Revenues increased $7.3 million, or 13.9%, due to higher sales volumes, partly offset by a decrease of $1.2 million, or 2.2%, due to a lower ASP in the region. Foreign currency translation drove an increase of $3.1 million, or 5.9%.

During the six months ended June 30, 2018, revenues for our Europe segment increased $19.4 million, or 18.7%, compared to the same period in 2017. E-commerce revenue grew 29.2% and wholesale revenue grew 24.0%, more than offsetting a 6.0% decline in retail revenues as we reduced the number of company-operated retail stores in the region. Approximately $10.7 million, or 10.3%, of the increase was due to higher unit sales volumes, partially offset by a decrease of $1.8 million, or 1.8%, from a lower ASP. Favorable foreign currency translation resulted in an increase of $10.5 million, or 10.2%.

Income from Operations. Income from operations for the Europe segment was $18.7 million for the three months ended June 30, 2018, an increase of $8.7 million, or 86.4%, compared to the three months ended June 30, 2017. Gross profit for the Europe segment increased $6.7 million, or 23.9%, and gross margin increased 280 basis points to 56.2% compared to the same period in 2017. The increase in the Europe segment gross profit was due to the net impact of an increase of $4.8 million, or 17.0%, from higher unit sales volumes, an increase of $0.5 million, or 1.8%, from a higher ASP, and a $1.4 million, or 5.1%, increase from foreign currency translation.

SG&A for our Europe segment decreased $2.0 million, or 11.4%, during the three months ended June 30, 2018 compared to the same period in 2017. The decrease in SG&A was primarily due to decreases in marketing expenses of $1.2 million, driven by a reduction in regionally controlled marketing and an increase in global brand marketing, which is managed within ‘Other Businesses and Unallocated Corporate’ that impacted segment results by $1.3 million, and facilities expense of $0.8 million, resulting from reductions in the number of company-operated retail stores.

Income from operations for the Europe segment was $36.6 million for the six months ended June 30, 2018, an increase of $14.3 million, or 63.9%, compared to the same period in 2017. During the six months ended June 30, 2018, gross profit for the Europe segment increased $13.1 million, or 24.4%, and gross margin increased by 250 basis points to 54.0% compared to the same period in 2017. The increase in the Europe segment gross profit is due to the net impact of a increase of $5.5 million, or 10.3%, due to higher unit sales volumes, an increase of $1.9 million, or 3.4%, due to a higher ASP, and an increase of $5.7 million, or 10.7%, from foreign currency translation.

During the six months ended June 30, 2018, SG&A for our Europe segment decreased $1.2 million, or 3.7%, compared to the same period in 2017.The decrease in SG&A was primarily due to a decrease of $1.2 million in facilities expenses as a result of the reduction in company-operated retail stores, a decrease of $1.0 million in marketing expenses, driven by a reduction in regionally controlled marketing and an increase in global brand marketing, which is managed within ‘Other Businesses and Unallocated Corporate’ that impacted segment results by $1.3 million, an increase of $1.1 million in salaries and wages, and a decrease in other costs of $0.1 million, none of which were individually significant.

Other Businesses and Unallocated Corporate

During the three months ended June 30, 2018, total net costs within ‘Other Businesses and Unallocated Corporate’ increased by $18.6 million compared to the same period in 2017. The increase was primarily due to higher marketing expenses of $9.4 million, driven by a reduction in regionally controlled marketing and an increase in global brand marketing, which is managed within ‘Other Businesses and Unallocated Corporate’, that impacted segment results by $13.9 million, and expenses related to our Mexico and Italy facility closures totaling $6.4 million, increased variable compensation expense of $2.0 million, and other net expenses of $0.8 million.

During the six months ended June 30, 2018, total net costs within ‘Other Businesses and Unallocated Corporate’ increased by $20.3 million compared to the same period in 2017. The increase was primarily due to an increase of $13.8 million in marketing expenses, driven by a reduction in regionally controlled marketing and an increase in global brand marketing, which is managed within ‘Other Businesses and Unallocated Corporate’ that impacted segment results by $14.3 million, $7.1 million in expenses related to our Mexico and Italy facility closures, higher compensation expenses of $2.9 million, partially offset by a net decrease in professional services and other expenses of $3.5 million.

Store Locations and Comparable Store Sales

The tables below illustrate the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the three and six months ended June 30, 2018:

	March 31, 2018	Opened	Closed/Transferred	June 30, 2018
Company-operated retail locations:
Type:
Kiosk/store in store	71	—	2	69
Retail stores	145	—	19	126
Outlet stores	209	1	7	203
Total	425	1	28	398
Operating segment:
Americas	174	—	5	169
Asia Pacific	177	1	17	161
Europe	74	—	6	68
Total	425	1	28	398

	December 31, 2017	Opened	Closed/Transferred	June 30, 2018
Company-operated retail locations:
Type:
Kiosk/store-in-store	71	—	2	69
Retail stores	161	—	35	126
Outlet stores	215	1	13	203
Total	447	1	50	398
Operating segment:
Americas	175	—	6	169
Asia Pacific	186	1	26	161
Europe	86	—	18	68
Total	447	1	50	398

Comparable retail store sales and direct to consumer store sales by operating segment were:

	Constant Currency (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Comparable retail store sales: (2)
Americas	7.5%	0.4%	8.8%	(2.1)%
Asia Pacific	2.9%	(0.9)%	3.6%	(1.1)%
Europe	16.4%	0.7%	9.2%	(2.5)%
Global	7.1%	—%	7.3%	(1.8)%

	Constant Currency (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Direct to consumer comparable store sales (includes retail and e-commerce): (2)
Americas	10.4%	1.1%	11.4%	1.2%
Asia Pacific	11.6%	13.3%	11.2%	10.9%
Europe	18.0%	5.1%	13.2%	1.4%
Global	11.8%	5.7%	11.6%	2.9%
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

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of June 30, 2018 was:

June 30, 2018
(in thousands)
Cash, cash equivalents, and restricted cash	$175,698
Available borrowings	99,400

As of June 30, 2018, we had $175.7 million in cash, cash equivalents, and restricted cash and up to $99.4 million of remaining availability under our revolving credit facilities. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our revolving credit facilities and other financing instruments will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, among other factors, could impact our business and liquidity.

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

As a result of the Tax Act, most of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. As of June 30, 2018, we held $129.8 million of our total $171.5 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $129.8 million, $1.1 million could potentially be limited by local regulations. If the remaining $128.7 million were to be immediately repatriated to the U.S., no additional U.S. federal income tax expense would be incurred.

Senior Revolving Credit Facility

In order to provide additional liquidity in the future and to help support our strategic goals, our senior revolving credit facility (the “Facility”), pursuant to an Amended and Restated Credit agreement (the “Credit Agreement”), provides for borrowings of up to $100.0 million through February 2021. The Facility contains financial covenants that restrict certain actions by us, including limitations on: (i) stock repurchases to $100.0 million per year, subject to certain restrictions; and (ii) capital expenditures and commitments to $50.0 million per year. The Credit Agreement also permits intercompany loans of up to $375.0 million and requires the Company to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed the lesser of $40.0 million or 40% of the total commitments during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of 2.00 to 1.00. As of June 30, 2018, the Company was in compliance with all financial covenants.

As of June 30, 2018, the total commitments available from the lenders under the Facility were $100.0 million. At June 30, 2018, the Company had no outstanding borrowings and $0.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of June 30, 2018, the Company had $99.4 million of available borrowing capacity under the Facility.

Asia Revolving Credit Facilities

The Company’s revolving credit facility agreement with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”), or the “HSBC Facility,” provides the Company uncommitted dual currency revolving loan facilities of up to 40.0 million Chinese Renminbi (“RMB”), or $6.0 million, with a combined facility limit of RMB 60.0 million, or $9.1 million. As of June 30, 2018, there were no borrowings outstanding and borrowings under the HSBC Facility remained suspended at the discretion of HSBC.

In January 2018, the Company entered into a revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch, or the “CMBC Facility,” which provides the Company a revolving loan facility of up to 30.0 million RMB, or $4.5 million, subject to consent by the lender. The CMBC Facility will mature in January 2019. For RMB loans under the CMBC Facility, interest is based on a benchmark interest rate plus a certain number of basis points upon agreement by the lender and the Company at the time of borrowing. The CMBC Facility may be canceled or suspended at any time by either party. As of June 30, 2018, there were no borrowings outstanding on this credit facility.

Cash Flows

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands)
Cash provided by operating activities	$40,861	$39,380	$1,481	3.8%
Cash used in investing activities	(3,212)	(10,725)	7,513	70.1%
Cash used in financing activities	(32,823)	(18,305)	(14,518)	(79.3)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,183)	(717)	(5,466)	(762.3)%
Net change in cash, cash equivalents, and restricted cash	$(1,357)	$9,633	$(10,990)	(114.1)%

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities increased $1.5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in cash provided by operating activities resulted from the combined impacts of an increase in net income as adjusted for non-cash items, which resulted in a favorable change of $24.8 million, and an unfavorable change in our operating assets and liabilities of $23.3 million. The favorable change in net income adjusted for non-cash items was driven primarily by higher net income of $17.9 million, as well as higher non-cash stock-based compensation and impairment expenses, offset in part by lower depreciation and amortization expenses. Higher accounts receivable, reflective of higher revenues, drove a use of cash $20.8 million higher compared to 2017. Changes in prepaid expenses and other assets contributed an additional use of cash of $13.7 million compared to 2017. Increased accounts payable, accrued expenses, and other liabilities at June 30, 2018 compared to June 30, 2017, were a source of $12.9 million in cash as we improved our cash management. Changes in inventories were a $1.8 million use of cash compared to the same period in 2017.

Investing Activities. The $7.5 million decrease in cash used in investing activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is due to lower net capital asset expenditures. Capital spend during the six months ended June 30, 2018 related primarily to information technology investment and distribution center and retail store improvements.

Financing Activities. The $14.5 million increase in cash used in financing activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 resulted primarily from repurchase of 1.8 million shares of our common stock for approximately $25.9 million compared to 1.4 million shares for approximately $10.0 million in the first six months of 2017 and net repayments on borrowings of $0.7 million during the six months ended June 30, 2018 compared to $2.1 million for the same period in 2017. Our net borrowings decreased in the six months ended June 30, 2018 and 2017 as we financed more of our short-term cash requirements from internal cash generated from operations.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2018, other than certain operating lease and purchase commitments, which are described in Note 12 — Commitments and Contingencies.

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

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, and Note 2 — Recent Accounting Pronouncements — Revenue Recognition contained in the condensed consolidated financial statements in this report. There have been no other significant changes in our critical accounting policies or their application since December 31, 2017.

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

Borrowings under our Facility bear interest at a variable rate and are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of June 30, 2018 and December 31, 2017, there were no borrowings outstanding under our Facility.

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

We have experienced and will continue to experience changes in international currency rates, impacting both results of operations and the value of assets and liabilities denominated in foreign currencies. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of June 30, 2018, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $247.0 million. The net fair value of these contracts at June 30, 2018 was a liability of $0.1 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 30, 2018, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $4.9 million.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our income before taxes during the three and six months ended June 30, 2018 by approximately $0.4 million and $1.0 million, respectively. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

The Company was subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, the Company was notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $3.7 million, plus interest and penalties, for the period January 2010 through May 2011. The Company has disputed these assessments and asserted defenses to the claims. On February 25, 2015, the Company received additional assessments totaling 33.3 million BRL, or approximately $8.6 million, plus interest and penalties, related to the remainder of the audit period. The Company has also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, the Company received a favorable ruling on its appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have requested a special appeal to that decision. If the appeal is accepted, Crocs will have the opportunity to both defend the appeal as well as challenge it procedurally. Should the Brazilian Tax Authority prevail in this final administrative appeal, Crocs may still challenge the assessments through the court system, which would likely require the posting of a bond. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable and resulted in approximately a 38% reduction in principal, penalties, and interest, leaving approximately leaving approximately $5.3 million, plus interest and penalties, at risk for those assessments. The tax authorities have appealed that decision. Crocs intends to file a response to the tax authorities’ appeal as well as a separate appeal against the unfavorable portion of the ruling.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business and financial results.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2018	1,300	$15.50	1,300	$198,739,313
May 1 - May 31, 2018	376,630	15.55	376,630	192,880,928
June 1 - June 30, 2018	—	—	—	192,880,928
Total	377,930	$15.55	377,930	$192,880,928
(1) On December 26, 2013, the Company’s Board of Directors approved and authorized a program to repurchase up to $350.0 million of our common stock. On February 20, 2018, the Board increased the repurchase authorization up to $500.0 million of our common stock. As of June 30, 2018, approximately $192.9 million remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our Credit Agreement, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

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

10.1*
Restricted Stock Unit Agreement under the Company’s 2015 Equity Incentive Plan dated June 11, 2018 between Crocs, Inc. and Andrew Rees (incorporated by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 13, 2018).

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
†              Filed herewith.
*    Denotes a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: August 7, 2018	By:	/s/ Carrie W. Teffner
		Name:	Carrie W. Teffner
		Title:	Executive Vice President and Chief Financial Officer