Form 10-K
period 2018-12-31
Crocs, Inc.
filed 2019-02-28
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to submit such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 29, 2018 was approximately $857.0 million. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.
The number of shares of the registrant’s common stock outstanding as of February 20, 2019 was 73,336,332.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2019 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

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

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our expectations regarding future trends, selling, general and administrative cost savings, expectations, and performance of our business;

•	our belief that we have sufficient liquidity to fund our business operations during the next twelve months;

•	our expectations about the impact of our strategic plans; and

•	our expectations regarding our level of capital expenditures in 2019.

Forward-looking statements are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in Part I — Item 1A. Risk Factors of this Annual Report on Form 10-K, elsewhere throughout this Annual Report on Form 10-K, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission (the “SEC”). Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

i

Crocs, Inc.
Table of Contents to the Annual Report on Form 10-K
For the Year Ended December 31, 2018

PART I

ITEM 1. Business

The Company

Crocs, Inc. and its consolidated subsidiaries (collectively the “Company,” “Crocs,” “we,” “our,” or “us”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for men, women, and children. We strive to be the world leader in innovative casual footwear for women, men, and children, combining comfort and style with a value that consumers want. The vast majority of shoes within Crocs’ collection contain Croslite™ material, a proprietary, molded footwear technology, delivering extraordinary comfort with each step. The Company, a Delaware corporation, is the successor to a Colorado corporation of the same name, and was originally organized in 1999 as a limited liability company.

Products

Since we first introduced a single-style clog in six colors in 2002, we have grown to be a world leader of innovative, casual footwear for men, women and children. Recognized globally for our unmistakable iconic clog silhouette, we have taken the successful formula of a simple design aesthetic, paired it with modern comfort, and expanded into a wide variety of casual footwear products including sandals, flips and slides, which we collectively refer to as sandals, shoes, and boots that meet the needs of the whole family. In 2018, Crocs reinforced its mission of “everyone comfortable in their own shoes” with the second year of its global Come As You Are™ campaign.

Crocs offers a broad portfolio of all-season products, while remaining true to its core molded footwear heritage. The vast majority of Crocs™ shoes feature Croslite™ material, a proprietary, revolutionary technology that gives each pair of shoes the soft, comfortable, lightweight, non-marking and odor-resistant qualities that Crocs fans know and love. Since sales began in 2002, Crocs has sold more than 630 million pairs of shoes in more than 90 countries.

At the heart of our brand’s DNA are our clogs and sandals. The Classic Clog and Crocband, our most iconic silhouette for adults and children, embody our innovation in molding, simplicity of design, and all-day comfort. The unique look and feel of the Classic clog can be experienced throughout the vast majority of our product line due to the use and design of CrosliteTM. Sandals are a natural extension of our brand, leveraging our signature molding technology to provide casual, comfortable footwear for a variety of wearing occasions.

We are now using CrosliteTM with two new technologies in our LiteRideTM and RevivaTM collections, as we focus on visible comfort technology. LiteRideTM features comfort focused, proprietary foam insoles which are soft, lightweight and resilient, and our newest collection, RevivaTM, features a footbed with built-in air bubbles providing bounce and a massage effect.

We strive to provide our global consumers with comfortable, casual, colorful, and innovative footwear styles, with a focus on molded product. Our collections address many wearing occasions and meet the needs of the entire family. We enjoy licensing partnerships with Disney, Marvel, Nickelodeon, and Warner Bros., among others, which allow us to bring popular global franchises and characters to life on our product in a fun, exciting way.

Sales and Marketing

We run our business across three geographic regions: the Americas, Asia Pacific, and Europe, Middle East, and Africa (“EMEA”), which are discussed in more detail in “Business Segments and Geographic Information” below. We prioritize five core markets including: (i) the U.S., (ii) Japan, (iii) China, (iv) South Korea and (v) Germany. These countries represent key geographies where we believe the greatest opportunities for growth exist. We are also concentrating our marketing efforts on these countries, in an effort to increase customer awareness of both our brand and our full product range.

Each season we focus on presenting a compelling brand story and experience for our new product introductions as well as our on-going core products. We employ social and digital marketing centered on showcasing our clog and sandal silhouettes. We are growing our clog silhouette with new colors, graphics, licensed images, embellishments, and accessories that allow for personalization. We are expanding our sandal offerings as we pursue a greater share of a large market, with no clear global leader. We are investing in designer and celebrity collaborations and celebrity brand ambassadors to raise consumer engagement with our brand. For the years ended December 31, 2018, 2017, and 2016, total marketing costs, inclusive of advertising, production, promotional, and agency expenses, including variable marketing expenses, were $68.6 million, $59.1 million, and $56.0 million, respectively.

Distribution Channels

The broad appeal of our footwear has allowed us to market our products in more than 90 countries through three distribution channels: wholesale, retail, and e-commerce. Our wholesale channel includes domestic and international multi-brand retailers, e-tailers, and distributors; our retail channel consists of company-operated stores; and our e-commerce channel includes company-operated e-commerce sites and third-party marketplaces.

Wholesale Channel

During the years ended December 31, 2018, 2017, and 2016, 53.1%, 52.4%, and 52.7% of revenues, respectively, were derived through our wholesale channel. Our wholesale channel is made up of e-tailers, distributors, and traditional brick-and-mortar accounts, e-commerce sites operated by wholesalers, and in certain countries, also includes partner store operators. Brick-and-mortar customers typically include family footwear retailers, national and regional retail chains, sporting goods stores, and independent footwear retailers.

Outside the U.S., we use distributors when we believe such arrangements are preferable to direct sales. Distributors purchase products pursuant to a price list and are granted the right to resell those products in a defined territory, usually a country or group of countries. Our typical distribution agreements have terms of one to five years and can be terminated or renegotiated if minimum requirements are not met. No single wholesale customer accounted for 10% or more of our total revenues for any of the years ended December 31, 2018, 2017, and 2016.

Retail Channel

During the years ended December 31, 2018, 2017, and 2016, 30.1%, 33.0%, and 34.7%, respectively, of our revenues were derived through our retail channel. We operate through three platforms: company-operated full-price retail and outlet stores, kiosks, and store-in-store locations. With the worldwide consumer shift toward e-commerce, we are carefully managing our retail fleet, especially full-priced retail stores, and focusing on enhancing the profitability of this channel. In the third quarter of 2018, we completed the store reduction program announced in early 2017 and ended 2018 with 383 company-operated stores, down from 558 at December 31, 2016. During the year ended December 31, 2018, we closed 68 and opened 4 company-operated stores.

Full-Price Retail Stores

Our company-operated full-price retail stores allow us to effectively showcase the full extent of our product range to consumers and provide us with the opportunity to interact with those consumers directly. We believe the optimal space for our retail stores is between 1,500 and 1,800 square feet, located in high foot-traffic shopping malls or districts. During the year ended December 31, 2018, we closed 42 and opened 1 full-price retail store. As of December 31, 2018, 2017, and 2016, we operated 120, 161, and 228 full-price retail stores, respectively.

Outlet Stores

Our company-operated outlet stores allow us to sell discontinued and overstocked merchandise directly to consumers at discounted prices. We also sell full-priced products in certain of our outlet stores as well as built-for-outlet products. Outlet stores are similar in size to our full-price retail stores; however, they are generally located within outlet shopping centers. During the year ended December 31, 2018, we closed 23 and opened 3 outlet stores. As of December 31, 2018, 2017, and 2016, we operated 195, 215, and 232 outlet stores, respectively.

Kiosk / Store-in-Store Locations

Our company-operated kiosks and store-in-store locations allow us to market specific product lines, with flexibility to tailor products to consumer preferences in shopping malls and other high foot traffic areas. With efficient use of retail space, and limited capital investment, we believe that kiosks and store-in-store locations can be effective vehicles for marketing our products in certain geographic areas. During the year ended December 31, 2018, we closed 3 kiosk and store-in-store locations, with no new openings. As of December 31, 2018, 2017, and 2016, we operated 68, 71, and 98 kiosks and store-in-store locations, respectively.

Company-Operated Retail Stores

The following table illustrates the net change in 2018 in the number of our company-operated retail stores by reportable operating segment and country:

	December 31, 2017	Opened	Closed/Transferred	December 31, 2018
Americas
United States	161	1	7	155
Canada	9	—	—	9
Puerto Rico	5	—	1	4
Total Americas	175	1	8	168
Asia Pacific
Korea	86	1	1	86
China	42	2	16	28
Japan	20	—	6	14
Singapore	14	—	—	14
Australia	9	—	—	9
Hong Kong	15	—	13	2
Total Asia Pacific	186	3	36	153
EMEA
Russia	36	—	5	31
Germany	15	—	1	14
France	10	—	2	8
Austria	6	—	—	6
Netherlands	4	—	1	3
Spain	4	—	4	—
Great Britain	3	—	3	—
Finland	3	—	3	—
Other	5	—	5	—
Total EMEA	86	—	24	62
Total	447	4	68	383

E-commerce Channel

As of December 31, 2018, we offered our products through 13 company-operated e-commerce sites worldwide and also through third-party marketplaces. During the years ended December 31, 2018, 2017, and 2016, 16.8%, 14.6%, and 12.6%, respectively, of our revenues were derived through this channel. Our e-commerce presence facilitates increased access to our consumers and provides us with an opportunity to educate them about our products and brand. We continue to leverage increasingly sophisticated digital marketing activities to enhance the consumer experience and drive sales, thereby benefiting from the continued migration of consumers to online shopping.

Business Segments and Geographic Information

We have three reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, and EMEA. In the third quarter of 2018, certain revenues and expenses previously reported within the Asia Pacific segment were shifted to the EMEA segment. The previously reported amounts for these segments and channels have been revised for the years ended December 31, 2017 and 2016 to conform to the current period presentation. Other businesses aggregates insignificant operating segments, including company-operated manufacturing facilities located in Mexico and Italy, which ceased operations in 2018.

Americas

The Americas segment consists of revenues and expenses related to product sales in North and South America. Americas wholesale channel customers consist of a broad range of family footwear and sporting goods stores, e-tailers, and independent retailers and distributors. The Americas retail channel sells directly to consumers through 168 company-operated retail stores and Americas e-

commerce channel sales are generated through company-operated e-commerce sites. During the years ended December 31, 2018, 2017, and 2016, revenues from the Americas segment were 47.8%, 46.9%, and 45.1% of our consolidated revenues, respectively. Revenues from the U.S. were 40.7%, 38.0%, and 37.1% of our consolidated revenues, respectively, for the years ended December 31, 2018, 2017, and 2016.

Asia Pacific

The Asia Pacific segment consists of revenues and expenses related to product sales throughout Asia, Australia, and New Zealand. Asia Pacific wholesale channel customers consist of a broad range of retailers similar to those in the Americas, plus distributors in select markets. We also sell products directly to consumers through 153 company-operated retail stores as well as through company-operated e-commerce sites and third-party marketplaces. During the years ended December 31, 2018, 2017, and 2016, revenues from our Asia Pacific segment were 31.7%, 32.8%, and 34.2% of our consolidated revenues, respectively.

Europe, Middle East, and Africa

The EMEA segment consists of revenues and expenses related to product sales throughout Europe, Russia, the Middle East, and Africa. The EMEA segment wholesale channel customers consist of a broad range of retailers, similar to those in the Americas, plus distributors in select markets. We also sell our products directly to consumers through 62 company-operated retail stores as well as through our e-commerce sites. During the years ended December 31, 2018, 2017, and 2016, revenues from our EMEA segment were 20.2%, 20.2%, and 20.6% of our consolidated revenues, respectively.

Raw Materials

CrosliteTM, our proprietary closed-cell resin brand, is the primary material formulation used in the vast majority of our footwear and some of our accessories. CrosliteTM is formulated to create soft, comfortable, lightweight, non-marking, and odor-resistant footwear. We continue to invest in research and development to refine our materials to enhance these properties and develop new properties for specific applications.

CrosliteTM is produced by compounding elastomer resins purchased from major chemical manufacturers, together with certain other production inputs such as color dyes. Multiple suppliers produce the elastomer resins used in CrosliteTM. In the future, we may identify and utilize materials produced by other suppliers as an alternative to, or in addition to, those elastomer resins. All of the other raw materials that we use to produce CrosliteTM products are readily available for purchase from multiple suppliers.

Some of the products we offer are constructed using leather, textile fabrics, or other non-CrosliteTM materials, such as LiteRideTM. These materials are obtained from a number of third-party sources and we believe these materials are also broadly available.

Sourcing

Our strategy is to maintain a flexible, globally-diversified, low-cost third-party manufacturing capability. Our company-operated production facilities in Mexico and Italy, which had produced less than 15% of our products during each of the past three years, ceased operations in 2018.

We source the remaining footwear production from multiple third-party manufacturers, primarily in Vietnam and China. During the years ended December 31, 2018, 2017, and 2016, our largest third-party manufacturer, operating in both Vietnam and China, produced 44.5%, 41.3%, and 43.2%, respectively, and our second largest third-party manufacturer, operating in Vietnam, produced 21.4%, 19.0%, and 11.5%, respectively, of our footwear unit volume. We believe that the manufacturing capabilities required to produce our footwear are broadly available.

Distribution and Logistics

We strive to enhance our distribution and logistics network to further streamline our supply chain, increase our speed to market, and lower operating costs. As of December 31, 2018, we stored our finished goods inventory in company-operated warehouse and distribution and logistics facilities located in the U.S., the Netherlands, and Japan. We also utilized third-party operated distribution centers located in China, Japan, Hong Kong, Australia, Korea, Singapore, India, Russia, and Brazil. As of December 31, 2018, our company-operated warehouse and distribution facilities provided us with 0.7 million square feet, and our third-party operated distribution facilities provided us with 0.2 million square feet. We also ship directly to certain of our wholesale customers from our third-party manufacturers.

Intellectual Property and Trademarks

We rely on a combination of trademarks, copyrights, trade secrets, trade dress, and patent protections to establish, protect, and enforce our intellectual property rights in our product designs, brands, materials, and research and development efforts, although no such methods can afford complete protection. We own or license the material trademarks used in connection with the marketing, distribution, and sale of all of our products, both domestically and internationally, in most countries where our products are currently either sold or manufactured. Our major trademarks include the Crocs logo and the Crocs word mark, both of which are registered or pending registration in the U.S., the European Union, Japan, Taiwan, China, and Canada, among other countries. We also have registrations or pending trademark applications for other marks and logos in various countries around the world.

In the U.S., our patents are generally in effect for up to 20 years from the date of filing the patent application. Our trademarks registered within and outside of the U.S. are generally valid as long as they are in use and their registrations are properly maintained and have not been found to have become generic. We believe our trademarks and patents are crucial to the successful marketing and sale of our products. We strategically register, both domestically and internationally, the trademarks and patents covering the product designs and branding that we utilize today. We aggressively police our patents, trademarks, and copyrights and pursue those who infringe upon them, both domestically and internationally, as we deem necessary.

We consider the formulations of the materials used to produce our footwear covered by our trademark CrosliteTM, LiteRideTM, and RevivaTM valuable trade secrets. The material formulations are manufactured through a process that combines a number of components in various proportions to achieve the properties for which our products are known. We use multiple suppliers to source these components but protect the formulations by using exclusive supply agreements for key components, confidentiality agreements with our third-party processors, and by requiring our employees to execute confidentiality agreements concerning the protection of our confidential information. Other than our third-party processors, we are unaware of any third party using our formulations in the production of footwear. We believe the comfort and utility of our products depend on the properties achieved from the compounding of CrosliteTM and LiteRideTM, which constitutes a key competitive advantage for us, and we intend to continue to vigorously protect this trade secret.

We also actively combat counterfeiting by monitoring of the global marketplace. We use our employees, sales representatives, distributors, and retailers, as well as outside investigators, attorneys and customs agents, to police against infringing products by encouraging them to notify us of any suspect products and to assist law enforcement agencies. Our sales representatives and distributors are also educated on our patents, pending patents, trademarks, and trade dress to assist in preventing potentially infringing products from obtaining retail shelf space. The laws of certain countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the U.S., and, therefore, we may have difficulty obtaining legal protection for our intellectual property in certain foreign jurisdictions.

Seasonality

Due to the seasonal nature of our footwear, which is more heavily focused on styles suitable for warm weather, revenues generated during our fourth quarter are typically less than revenues generated during our first three quarters, when the northern hemisphere is experiencing warmer weather. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, but not limited to, the timing of new model introductions, general economic conditions, and consumer confidence. Accordingly, results of operations and cash flows for any one quarter are not necessarily indicative of expected results for any other quarter or for any other year.

Backlog

A significant portion of orders from our wholesale customers and distributors remain unfilled as of any given date and, at that point, represent orders scheduled to be shipped at a future date. We refer to these unfilled orders as backlog, which can be canceled by our customers at any time prior to shipment. Backlog only relates to wholesale and distributor orders for the next season and current season fill-in orders, and excludes potential sales in our retail and e-commerce channels. Backlog as of a particular date is affected by a number of factors, including seasonality, manufacturing schedules and the timing of product shipments. Backlog also is affected by the timing of customers' orders and product availability. Due to these factors and business model differences around the globe, and because backlog is cancelable at any time prior to shipment, we believe backlog is an imprecise indicator of future revenues that may be achieved in a fiscal period and cannot be relied upon.

Competition

The global casual, athletic, and fashion footwear markets are highly competitive. Although we do not believe that we compete directly with any single company with respect to the entire spectrum of our products, we believe portions of our wholesale, retail, and e-commerce businesses compete with companies including, but not limited to: NIKE Inc., adidas AG, Under Armour, Inc., Deckers Outdoor Corporation, Skechers USA, Inc., Steve Madden, Ltd., Wolverine World Wide, Inc. and VF Corporation. Our company-operated retail locations and e-commerce sites also compete with footwear retailers such as Genesco, Inc., Macy’s Inc., Dillard’s, Inc., Dick’s Sporting Goods, Inc., The Finish Line Inc., and Foot Locker, Inc.

The principal elements of competition in these markets include brand awareness, product functionality, design, comfort, quality, price, customer service, and marketing and distribution. We believe that our unique footwear designs, our CrosliteTM material, our prices, our product line, and our distribution network position us well in the marketplace. However, a number of companies in the casual footwear industry have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with wholesalers, longer operating histories, greater distribution capabilities, stronger brand recognition, and greater marketing resources than we have.

Effects of Changes in Exchange Rates on Translated Results of International Subsidiaries

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar. We are exposed to the risk of gains and losses resulting from changes in international currency exchange rates (“exchange rates”) on monetary assets and liabilities within our international subsidiaries that are denominated in currencies other than the subsidiaries’ functional currencies. Likewise, our U.S. companies are also exposed to the risk of gains and losses resulting from changes in exchange rates on monetary assets and liabilities that are denominated in a currency other than the U.S. Dollar.

We have experienced, and will continue to experience, changes in exchange rates, impacting both our statements of operations and the value of our assets and liabilities denominated in foreign currencies. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of monetary assets and liabilities that are denominated in currencies other than that of our subsidiaries. Changes in the fair value of these forward contracts are recognized in earnings in the period that they occur.

Changes in exchange rates have a direct effect on our reported U.S. Dollar consolidated financial statements because we translate the statements of operations and financial position of our international subsidiaries to U.S. Dollars using current period exchange rates. As a result, comparisons of reported results between reporting periods may be impacted significantly due to changes in the exchange rates used to translate the operating results of our international subsidiaries. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016.

Employees

As of December 31, 2018, we had 3,901 full-time, part-time, and seasonal employees, of which 2,577 were engaged in retail-related functions.

Available Information

We file with, or furnish to, the SEC reports including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are available free of charge on our corporate website (www.crocs.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of any materials we file with the SEC can be obtained at www.sec.gov. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 1A. Risk Factors

The reader should carefully consider the following risk factors and all other information presented within this Annual Report on Form 10-K. The risks set forth below are those that our management believes are applicable to our business and the industry in which we operate. These risks have the potential to have a material adverse effect on our business, results of operations, cash flows, financial condition, liquidity, or access to sources of financing. The risks included here are not exhaustive and there may be additional risks that are not presently material or known. Since we operate in a very competitive and rapidly changing environment, new risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can it assess the impact of all such risk factors on our business. You should carefully consider each of the following risks described below in conjunction with all other information presented in this report.

Risks Specific to Our Company

Our success depends substantially on the value of our brand; failure to strengthen and preserve this value, either through our actions or those of our business partners, could have a negative impact on our financial results.

We believe much of our success has been attributable to the strength of the Crocs global brand. To be successful in the future, particularly outside of the U.S., where the Crocs global brand is less well-known and perceived differently, we believe we must timely and appropriately respond to changing consumer demand and leverage the value of our brand across all sales channels. We may have difficulty managing our brand image across markets and international borders as certain consumers may perceive our brand image to be out of style, outdated, or otherwise undesirable. Brand value is based in part on consumer perceptions on a variety of subjective qualities. In the past, several footwear companies, including ours, have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses, and our business may be similarly affected in the future. Consumer demand for our products and our brand equity could also diminish significantly if we fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner, fail to comply with laws and regulations, or fail to deliver a consistently positive consumer experience in each of our markets. Business incidents that erode consumer trust, such as perceived product safety issues, whether isolated or recurring, in particular incidents that receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our business and financial results. Additionally, counterfeit reproductions of our products or other infringement of our intellectual property rights, including unauthorized uses of our trademarks by third parties, could harm our brand and adversely impact our business.

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

Our ability to maintain our revenue and profit levels or to grow in the future depends on, among other things, the continued success of our efforts to maintain our brand image, our ability to bring compelling and profit enhancing footwear offerings to market, our ability to effectively manage or reduce expenses and our ability to expand within our current distribution channels and increase sales of our products into new locations internationally. Successfully executing our long-term growth and profitability strategy will depend on many factors, including our ability to:

•	Strengthen our brand globally;

•	Focus on relevant geographies and markets, product innovation and profitable new growth platforms while maintaining demand for our current offerings;

•	Effectively manage our company-operated retail stores, including closures of existing stores, while meeting operational and financial targets at the retail store level;

•	Accurately forecast the global demand for our products and the timely execution of supply chain strategies to deliver product around the globe efficiently based on that demand;

•	Use and protect the Crocs brand and our other intellectual property in new and existing markets and territories;

•	Achieve and maintain a strong competitive position in new and existing markets;

•	Attract and retain qualified wholesalers and distributors;

•	Consolidate our distribution and supply chain network to leverage resources and simplify our fulfillment process;

•	Maintain and enhance our social digital marketing capabilities and digital commerce capabilities; and

•	Execute multi-channel advertising, marketing, and social media campaigns to effectively communicate our message directly to our consumers and employees.

If we are unable to successfully implement any of the above mentioned strategies and the many other factors mentioned throughout these risk factors, our business may fail to grow, our brand may suffer, and our business and financial results may be adversely impacted.

There can be no assurance that the strategic plans we have been implementing will continue to be successful or that future strategic plans will be successful.

We believe our strategic initiatives will better position Crocs to adapt to changing consumer demands and global economic developments. We are focusing on our core molded footwear heritage by narrowing our product line with an emphasis on higher margin products, as well as developing innovative new casual lifestyle footwear platforms. By streamlining the product portfolio and reducing non-core product development, we believe we will create a more powerful consumer connection to the brand.

We are refining our business model around the world by prioritizing direct investment in larger-scale geographies to focus our resources on the demographics with the largest growth prospects, moving away from direct investment in the retail and wholesale businesses in smaller markets, and transferring significant commercial responsibilities to distributors in smaller markets and in markets where local expertise is advantageous. Further, we intend to expand our engagement with leading wholesale accounts in select markets and increase our use of social media to drive sales growth, optimize product placement and enhance brand reputation. We intend to also expand our engagement with the consumer through enhancing our social digital marketing capabilities.

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

If our online e-commerce sites, or those of our customers, do not function effectively, our business and financial results could be materially adversely affected.

An increasing amount of our products are sold on our e-commerce sites as well as third-party e-commerce sites. Any failure on our part or third-parties to provide effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of our products could place us at a competitive disadvantage, result in the loss of sales, and could have a material adverse impact on our business and financial results. Our e-commerce business may be particularly vulnerable to cyber threats including unauthorized access and denial of service attacks. Sales in our e-commerce channel may also divert sales from our retail and wholesale channels.

Our business relies significantly on the use of information technology. A significant disruption to our operational technology or those of our business partners, a privacy law violation, or a data security breach could harm our reputation and/or our ability to effectively operate our business, as well our financial results.

We rely heavily on the use of information technology systems and networks across all business functions, as do our business partners. The future success and growth of our business depend on streamlined processes made available through information systems, global communications, internet activity, and other network processes. We rely exclusively on third-party information services providers worldwide for our information technology functions including network, help desk, hardware and software configuration. Additionally, we rely on internal networks and information systems and other technology, including the internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems for certain human resource activities and to process our employee benefits, as well as to process financial information for internal and external reporting purposes and to comply with various reporting, legal, and tax requirements. We also have outsourced a significant portion of work associated with our finance and accounting, human resources, and other information technology functions to third-party service providers. Despite our current security and cybersecurity measures, our systems, and those of our third-party service providers, we may be vulnerable to information security breaches, acts of vandalism, computer viruses, credit card fraud, phishing, and interruption or loss of valuable business data. Any disruption to these systems or networks could result in product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of sales, significant costs for data restoration, and other adverse impacts on our business and reputation. Denial of service attacks could also materially adversely affect our business.

We routinely possess sensitive customer and employee information. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks on a daily basis. Any breach of our network may result in the loss of valuable business data, misappropriation of our consumers' or employees' personal information, including credit card information, or a disruption of our business. Despite our existing cybersecurity procedures and controls, if our network is breached, it could give rise to unwanted media attention, materially damage our customer relationships, or harm our business, our reputation, and our financial results, which could result in fines or lawsuits. The costs we incur to protect against such information security breaches may materially increase, including increased investment in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud. Our business partners in our supply chain and customer base also rely significantly on information technology. Despite their existing cybersecurity procedures and controls, if their information systems become compromised, it could, among other things, cause delays in our product fulfillment or reduce our sales, which could harm our business.

In addition, the European Union’s new General Data Protection Regulation and other similar privacy laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored, and they may harm or alter the operations of our e-commerce business, add additional compliance costs and obligations and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes and the associated costs may have a material adverse impact on our business and results of operations.

We face significant competition.

The footwear industry is highly competitive. Our competitors include most major athletic and non-athletic footwear companies and retailers with their own private label footwear products. A number of our competitors have significantly greater financial resources than us, more comprehensive product lines, a broader market presence, longer standing relationships with wholesalers, a longer operating history, greater distribution capabilities, stronger brand recognition, and spend substantially more than we do on product marketing. Our competitors’ greater financial resources and capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry and general economic conditions, compete more effectively on the basis of price and production, launch more extensive or diverse product lines and more quickly develop new and popular products. Continued demand in the market for casual footwear and readily available offshore manufacturing capacity has also encouraged the entry of new competitors into the marketplace and has increased competition from established companies. Some of our competitors are offering products that are substantially similar, in design and materials, to our products. If we are unable to compete successfully in the future, our sales and profits may decline, we may lose market share, our business and financial results may deteriorate, and the market price of our common stock would likely fall.

Our brand value could be harmed by a number of factors, including some outside of our control.

Our brand value depends, in part, on our ability to maintain a positive consumer perception of our corporate integrity and brand culture. Negative claims or publicity involving us, our products or any of our key employees, endorsers or business partners could materially damage our reputation and brand image, regardless of whether such claims are accurate. Social media, which accelerates and potentially amplifies the scope of negative publicity, can accelerate, and increase the impact of, negative claims. Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Maintaining, promoting and growing our brand will also depend on our design and marketing efforts, including product innovation and product quality advertising and consumer campaigns. In addition, our success in preserving and strengthening our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and digital dissemination of advertising campaigns. If the reputation or image of our brand is harmed or if we receive negative publicity, then our product sales, financial condition and results of operations could be materially and adversely affected.

Continuing to rationalize our existing product assortment and introducing new products may be difficult and expensive. If we are unable to do so successfully, our brand may be adversely affected and we may not be able to maintain or grow our current revenue and profit levels.

To successfully continue to refine our footwear product line, we must anticipate, understand, and react to the rapidly changing tastes of consumers and provide appealing merchandise in a timely manner. New footwear models that we introduce may not be successful with consumers or our brand may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenues may decrease, our brand image may suffer, our operating performance may decline, and we may not be able to execute our growth plans.

In producing new footwear models, we may encounter difficulties that we did not anticipate during the product development stage. Our development schedules for new products are difficult to predict and are subject to change in response to consumer preferences and competing products. If we are not able to efficiently manufacture new products in quantities sufficient to support wholesale, retail, and e-commerce distribution, we may not be able to recover our investment in the development of new styles and product lines and we would continue to be subject to the risks inherent to having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new style may depend on our pricing. We have a limited history of introducing new products in certain target markets; as such, we may introduce products that are not popular, set the prices of new styles too high for the market to bear, or we may not provide the appropriate level of marketing in order to educate the market and potential consumers about our new products. Achieving market acceptance will require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general and administrative expenses. There can be no assurance that we will have the resources necessary to undertake such efforts effectively or that such efforts will be successful. Failure to gain market acceptance for new products could impede our ability to maintain or grow current revenue levels, reduce profits, adversely affect the image of our brand, erode our competitive position and result in long-term harm to our business and financial results.

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers’ orders, either of which could adversely affect our business.

The footwear industry is subject to cyclical variations, consolidation, contraction and closings, as well as fashion trends, rapid changes in consumer preferences, the effects of weather, general economic conditions and other factors affecting consumer demand. In addition, purchase orders from our wholesale customers are generally subject to rights of cancellation and rescheduling by the wholesaler. These factors make it difficult to forecast consumer demand. If we overestimate demand for our products, we may be forced to liquidate excess inventories at discounted prices resulting in losses or lower gross margins. Conversely, if we underestimate consumer demand, we could have inventory shortages which can result in lower sales, delays in shipments to customers, expedited shipping costs, and adversely affect our relationships with our customers and diminish brand loyalty. Excess inventory or any failure on our part to satisfy increased demand for our products, could adversely affect our business and financial results.

Our financial success depends in part on the strength of our relationships with, and the success of, our wholesale and distributor customers.

Our financial success is related to the willingness of our current and prospective wholesale and distributors customers to carry our products. We do not have long-term contracts and sales to our wholesalers and distributors are generally on an order-by-order basis and subject to cancellation and rescheduling. If we cannot fill orders in a timely manner, the sales of our products and our relationships may suffer. Alternatively, if our wholesalers or distributors experience diminished liquidity or other financial issues, we may experience a reduction in product orders, an increase in order cancellations and/or the need to extend payment terms which could lead to larger outstanding balances, delays in collections of accounts receivable, increased expenses associated with collection efforts, increases in bad debt expenses and reduced cash flows if our collection efforts are unsuccessful. We have recorded material allowances for doubtful accounts in the past and could do so again in the future. Future problems with customers may have a material adverse effect on our product sales, financial condition, results of operations and our ability to grow our product line.

Changes in foreign exchange rates, most significantly but not limited to the Euro, Russian Ruble, Japanese Yen, Chinese Yuan, South Korean Won, or other global currencies could have a material adverse effect on our business and financial results.

As a global company, we have significant revenues and costs denominated in currencies other than the U.S. Dollar (“USD”). Our ability to sell our products in foreign markets and the USD value of the sales made in foreign currencies can be significantly influenced by changes in exchange rates. A decrease in the value of foreign currencies relative to the USD could result in lower revenues, product price pressures, and increased losses from currency exchange rates. Foreign exchange rate volatility could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. We pay the majority of our third-party manufacturers, located primarily in Vietnam and China, in USD. In 2018, we experienced an increase of approximately $6.7 million in our Asia Pacific segment revenues as a result of increases in the value of Asian currencies relative to the USD, and an increase of approximately $8.7 million in our EMEA revenues as a result of increases in the Euro and decreases in the Russian Ruble relative to the USD. Strengthening of the USD against Asian and European currencies, and various other global currencies, adversely impacts our USD reported results due to the impact on foreign currency translation. While we enter into foreign currency exchange forward contracts to reduce our exposure to changes in exchange rates on monetary assets and liabilities, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and, as a result, our forward contracts may not prove effective in reducing our exposures.

We conduct significant business activity outside the U.S. which exposes us to risks of international commerce.

A significant portion of our revenues is generated from foreign sales. Our ability to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations as well as the difficulties associated with promoting products in unfamiliar cultures. We operate retail stores and sell our products to retailers outside of the U.S. and utilize foreign-based third-party manufacturers. Foreign manufacturing and sales activities are subject to numerous risks including: tariffs, anti-dumping fines, import and export controls, and other non-tariff barriers such as quotas and local content rules; delays associated with the manufacture, transportation and delivery of products; increased transportation costs due to distance, energy prices, or other factors; delays in the transportation and delivery of goods due to increased security concerns; restrictions on the transfer of funds; restrictions and potential penalties, due to privacy laws, on the handling and transfer of consumer and other personal information; changes in governmental policies and regulations; political unrest, changes in law, terrorism, or war, any of which can interrupt commerce; potential violations of U.S. and foreign anti-corruption and anti-bribery laws by our employees, business partners or agents, despite our policies and procedures relating to compliance with these laws; expropriation and nationalization; difficulties in managing foreign operations effectively and efficiently from the U.S.; difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions; longer accounts receivable payment terms and difficulties in collecting foreign accounts receivables; difficulties in enforcing contractual and intellectual property rights; greater risk that our business partners do not comply with our policies and procedures relating to labor, health and safety; and increased accounting and internal control costs. In addition, we are subject to customs laws and regulations with respect to our export and import activity which are complex and vary within legal jurisdictions in which we operate. We cannot assure that there will be not be a control failure around customs enforcement despite the precautions we take. We are currently subject to audits by customs authorities. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our business and financial results. In addition, changes to U.S. trade laws may adversely impact our operations. These changes and any changes to the trade laws of other countries may add additional compliance costs and obligations and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes may have a material adverse impact on our business and results of operations. For more information, please see “-We depend solely on third-party manufacturers located outside the U.S.” and “-Our business relies significantly on the use of information technology. A significant disruption to our operational technology or data security breach could harm our reputation and/or our ability to effectively operate our business.”

In addition, as a global company, we are subject to foreign and U.S. laws and regulations designed to combat governmental corruption, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries and a materially negative effect on our brand and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these foreign and U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there can be no assurance that our employees, business partners or agents will not violate our policies.

Changes in global economic conditions may adversely affect consumer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.

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

•
Slower consumer spending may result in our inability to maintain or increase our sales to new and existing customers, cause reduced product orders or product order delays or cancellations from wholesale accounts that are directly impacted by fluctuations in the broader economy, difficulties managing inventories, higher discounts, and lower product margins.

•
If consumer demand for our products declines, we may not be able to profitably establish new retail stores, or continue to operate existing retail stores, due to higher fixed costs of the retail business.

•
A decrease in credit available to our wholesale or distributor customers, product suppliers and other service providers, or financial institutions that are counterparties to our credit facility or derivative instruments may result in credit pressures, other financial difficulties, or insolvency for these parties, with a potential adverse impact on our business, our financial results, or our ability to obtain future financing,.

•
If our wholesale customers experience diminished liquidity, we may experience a reduction in product orders, an increase in customer order cancellations, and/or the need to extend customer payment terms which could lead to larger balances and delayed collection of our accounts receivable, reduced cash flows, greater expenses for collection efforts, and increased risk of nonpayment of our accounts receivable.

•
If our manufacturers or other parties in our supply chain experience diminished liquidity, and as a result are unable to fulfill their obligations to us, we may be unable to provide our customers with our products in a timely manner, resulting in lost sales opportunities or a deterioration in our customer relationships.

Opening and operating company-operated retail stores incurs substantial fixed costs. If we are unable to generate sales, operate our retail stores profitably or otherwise fail to meet expectations, we may be unable to reduce such fixed costs and avoid losses or negative cash flows.

Opening and operating company-operated retail stores requires substantial financial commitments, including fixed costs, and are subject to numerous risks including consumer preferences, location and other factors that we do not control. Declines in revenue and operating performance of our company-operated retail stores could cause us to record impairment charges and have a material adverse effect on our business and financial results. During 2018, we opened 4 and closed 68 retail stores, and we operated 383 retail stores at December 31, 2018.

Although our strategic plan initiatives included a net reduction in our retail sales channel, we intend to continue to open new retail locations globally. Our ability to open new stores, including kiosks and store-in-store locations, successfully depends on our ability to identify suitable store locations, negotiate acceptable lease terms, hire, train, and retain store personnel and satisfy the fashion preferences in new geographic areas. Many of our company-operated retail stores are located in shopping malls and outlet malls and our success depends in part on obtaining prominent locations and the overall ability of the malls to successfully generate and maintain customer traffic. We cannot control the success of individual malls or store closures by other retailers, which may lead to mall vacancies and reduced customer foot traffic. In addition, consumer spending and shopping preferences have shifted, and may continue to further shift, away from brick and mortar retail to e-commerce channels, which may contribute to declining foot traffic in company-operated retail locations. Continued reduced customer foot traffic could reduce sales at our company-operated retail stores, including kiosks and store-in-store locations, or hinder our ability to open retail stores in new markets, including kiosks and store-in-store locations, which could in turn negatively affect our business and financial results. In addition, some of our company-operated retail stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from an economic slowdown, political, terrorism, social or military events or otherwise, is likely to adversely affect sales in our existing stores.

We may be required to record impairments of long-lived assets or incur other charges relating to our company-operated retail operations.

Impairment testing of our retail stores’ long-lived assets requires us to make estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the fixed-cost structure associated with our retail operations, negative cash flows or the closure of a store could result in impairment of leasehold improvements, impairment of other long-lived assets, write-downs of inventory, severance costs, significant lease termination costs or the loss of working capital, which could adversely impact our business and financial results. For example, during 2018, 2017, and 2016, we recorded impairments of which $0.9 million, $0.5 million, and $2.7 million, respectively, related to our retail stores. These impairment charges may increase as we continue to evaluate our retail operations. The recording of additional impairments in the future may have a material adverse impact on our business and financial results.

We depend solely on third-party manufacturers located outside of the U.S.

All of our footwear products are manufactured by third-party manufacturers, the majority of which are located in Vietnam and China. We depend on the ability of these manufacturers to finance the production of goods ordered, maintain adequate manufacturing capacity and meet our quality standards. We compete with other companies for the production capacity of our third-party manufacturers, and we do not exert direct control over the manufacturers’ operations. As such, from time to time we have experienced delays or inabilities to fulfill customer demand and orders. We cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines or meet our quality standards.

Foreign manufacturing is subject to additional risks, including transportation delays and interruptions, work stoppages, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, changes in governmental policies and the imposition of tariffs, import and export controls, and other barriers. Since we ceased internal manufacturing in 2018, we can no longer offset any interruption or decrease in supply of our products by increasing production in internal manufacturing facilities, and we may not be able to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, more expensive transportation methods, such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in transportation costs. Increases in the price of petroleum products can increase our transportation costs and adversely affect our product margins.

In addition, because our footwear products are manufactured outside the U.S., the possibility of adverse changes in trade or political relations between the U.S. and other countries, political instability, increases in labor costs, changes in international trade agreements and tariffs, or adverse weather conditions could significantly interfere with the production and shipment of our products, which would have a material adverse effect on our operations and financial results. For example, the Trump Administration has instituted trade policies that include the re-negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.

Furthermore, as a result of recent policy changes and U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. The tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. For example, in 2018, the U.S. government announced tariffs on certain steel and aluminum products imported into the U.S., which has resulted in reciprocal tariffs from the European Union on goods imported from the U.S. In September 2018, the U.S. government placed additional tariffs of approximately $200 billion on goods imported from China. China has already imposed tariffs on a wide range of U.S. products in retaliation for tariffs on steel and aluminum. Additional tariffs could be imposed by China in response to the proposal to increase tariffs on products imported from China. Certain products that we sell in the U.S. are manufactured in China. Any further escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While we are unable to predict whether or how the recently enacted tariffs will impact our business, the imposition of tariffs on items imported by us from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold. Tariffs on footwear imported from China could have a material adverse effect on our business and results of operations.

We, similar to many other companies with overseas operations, import and sell products in other countries besides China that could be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

Our third-party manufacturing operations must comply with labor, trade and other laws. Failure to do so may adversely affect us.

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

In addition, if we or our third-party manufacturers violate U.S. or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import, or the loss of our import privileges. Possible violations of U.S. or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, and fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results. We cannot predict whether additional U.S. or foreign customs quotas, duties, taxes other charges, or restrictions will be imposed upon the importation of foreign produced products in the future or what effect such actions could have on our business, or results. For more information, please see “-We depend solely on third-party manufacturers located outside the U.S.”

We depend on a limited number of suppliers for key production materials, and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.

We depend on a limited number of sources for the primary materials used to make our footwear. We source the elastomer resins that constitute the primary raw materials used in compounding our CrosliteTM and LiteRideTM products, which we use to produce our various footwear products, from multiple suppliers. If the suppliers we rely on for elastomer resins were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production schedules. We are also subject to market issues related to supply and demand for our raw materials. We may have to pay substantially higher prices in the future for the elastomer resins or any substitute materials we use, which would increase our production costs and could have an adverse impact on our product margins. If we are unable to obtain suitable elastomer resins or if we are unable to procure sufficient quantities of the CrosliteTM and LiteRideTM materials, we may not be able to meet our production requirements in a timely manner or may need to modify our product characteristics, which could result in less favorable market acceptance, lost potential sales, delays in shipments to customers, strained relationships with customers and diminished brand loyalty.

Failure to adequately protect our trademarks and other intellectual property rights and counterfeiting of our brand could divert sales, damage our brand image and adversely affect our business.

We utilize trademarks, trade names, copyrights, trade secrets, issued and pending patents and trade dress, and designs on nearly all of our products. We believe that having distinctive marks that are readily identifiable trademarks and intellectual property is important to our brand, our success and our competitive position. The laws of some countries, for example, China, do not protect intellectual property rights to the same extent as do U.S. laws. We frequently discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging another party’s products on the basis of trademark or design or utility patent infringement, particularly in some foreign countries, or if we are required to change our name or use a different logo, or it is otherwise found that we infringe on others intellectual property rights, continued sales of such competing products by third parties could harm our brand or we may be forced to cease selling certain products, which could adversely impact our business, financial condition, revenues, and results of operations by resulting in the shift of consumer preference away from our products. If our brand is associated with inferior counterfeit reproductions, the integrity and reputation of our brand could be adversely affected. Furthermore, our efforts to enforce our intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. We may face significant expenses and liability in connection with the protection of our intellectual property, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

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

Sales of our products are subject to seasonal variations and are sensitive to weather conditions. A significant portion of our revenues are attributable to footwear styles that are more suitable for fair weather and are derived from sales in the northern hemisphere. We typically experience our highest sales activity during the first three quarters of the calendar year, when there is warmer weather in the northern hemisphere. The effects of favorable or unfavorable weather on sales can be significant enough to affect our quarterly results which could adversely affect our common stock price. Quarterly results may also fluctuate as a result of other factors, including new style introductions, general economic conditions or changes in consumer preferences. Results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year. This could lead to results outside of analyst and investor expectations, which could increase volatility of our stock price.

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.

From time to time, we may invest in business infrastructure, expansion of existing businesses or operations, and acquisitions of new businesses, which require substantial cash investment and management attention. We believe cost effective investments are essential to business growth and profitability; however, significant investments are subject to risks and uncertainties. The failure of any significant investment to provide the returns or profitability we expect, or implementation issues, or the failure to integrate newly acquired businesses could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

Specifically, over the last several years, we have implemented numerous information systems designed to support various areas of our business, including a fully-integrated global accounting, operations, and finance enterprise resource planning system, and warehouse management, order management, and internet point-of-sale systems, as well as various interfaces between these systems and supporting back office systems. Issues in implementing or integrating new business operations and new systems with our current operations, failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations and require significant additional capital investments to remediate, and may have an adverse effect on our business and financial results.

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

Our senior revolving credit facility agreement (as amended to date, the “Credit Agreement”) contains financial covenants that require us to maintain certain financial measures and ratios and includes restrictive covenants that limit our ability to take certain actions. A breach of any of those restrictive covenants may cause us to be in default under the Credit Agreement, and our lenders could foreclose on our assets.

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

The risks of maintaining significant cash abroad could adversely affect our cash flows in the U.S. and our business and financial results.

We have substantial cash requirements in the U.S., but the majority of our cash is generated and held abroad. We generally consider unremitted earnings of subsidiaries operating outside the U.S. to be indefinitely reinvested and it is not our current intent to change this position. Cash held outside of the U.S. is primarily used for the ongoing operations of the business in the locations in which the cash is held. Most of the cash held outside of the U.S. could be repatriated to the U.S., and under the U.S. Tax Cuts and Jobs Act (the “Tax Act”), could be repatriated without incurring additional U.S. federal income taxes, although some states will continue to subject cash repatriations to income tax. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity.

Changes in tax laws and unanticipated tax liabilities and adverse outcomes from tax audits or tax litigation could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the outcome of income tax audits or tax litigation in various jurisdictions around the world. We are regularly subject to, and are currently undergoing, audits by tax authorities in the U.S. and foreign jurisdictions for prior tax years. Please refer to Note 14 — Commitments and Contingencies and Note 16 — Legal Proceedings in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details regarding current tax audits. The final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits, which could have an adverse effect on our financial position and results of operations. Future changes in domestic or international tax laws and regulations could also adversely affect our effective tax rate or result in higher income tax liabilities. Recent developments, including U.S. tax reform, the European Commission’s investigations of local country tax authority rulings and whether those rulings comply with European Union rules on state aid, as well as the Organization for Economic Co-operation and Development’s project on Base Erosion and Profit Shifting, continue to change long-standing tax principles. These and any other additional changes could adversely affect our effective tax rate or result in higher cash tax liabilities.

We are subject to periodic litigation, which could result in unexpected expenditures of time and resources.

From time to time, we initiate litigation or are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. For a detailed discussion of our current material legal proceedings, see Note 16 — Legal Proceedings in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. An unfavorable outcome in any of these proceedings or any future legal proceedings could have an adverse impact on our business, and financial results. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees. In the past, securities class action litigation has been brought against us. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

We rely on technical innovation to compete in the market for our products.

Our success relies on continued innovation in both materials and design of footwear, such as our branded CrosliteTM, LiteRideTM, and RevivaTM. Research and development is a key part of our continued success and growth, and we rely on experts to develop and test our materials and products. CrosliteTM, our branded proprietary closed-cell resin, is the primary raw material used in the vast majority of our footwear and some of our accessories. CrosliteTM is carefully formulated to create soft, durable, extremely lightweight, and water-resistant footwear that conforms to the shape of the foot and increases comfort. We continue to invest in research and development in order to refine our materials to enhance these properties and to develop new properties for specific applications. We strive to produce footwear featuring fun, comfort, color, and functionality. If we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.

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

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls or if we experience difficulties in their implementation, our business and operating results and market confidence in our reported financial information could be harmed, we could incur significant costs to evaluate and remediate weaknesses, and we could fail to meet our financial reporting obligations.

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

Our business depends on our ability to source and distribute products in a timely, efficient, and cost-effective manner. Labor disputes impacting our suppliers, manufacturers, transportation carriers, or ports pose significant threats to our business, particularly if such disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing, or manufacturing and selling seasons. Any such disruption could result in delayed or canceled orders by customers, unplanned inventory accumulation or shortages, and increased transportation and labor costs, negatively impacting our results of operations and financial position.

Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles.

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

Future sales of common stock by Blackstone Capital Partners VI L.P. and certain of its permitted transferees or affiliates (“Blackstone”) may adversely affect the market price of our common stock.

We issued shares of Series A Convertible Preferred Stock (“Series A Preferred”) to Blackstone and certain of its permitted transferees (collectively, the “Blackstone Purchasers”) in January 2014. In December 2018, we repurchased 100,000 shares of Series A Preferred from the Blackstone Purchasers and the Blackstone Purchasers converted their remaining shares of Series A Preferred into 6,896,548 shares of common stock.

Subject to certain exceptions, the Blackstone Purchasers agreed not to transfer the shares of common stock they received under the share repurchase agreement until, and including, the date immediately prior to the first date (the “Lock-Up Release Date”) on which our trading window opens following release of our Quarterly Report on Form 10-Q to be filed with the SEC for the quarterly period ended June 30, 2019 (but in any event, the Lock-Up Release Date shall be no later than August 12, 2019). After the Lock-Up Release Date, sales of a substantial number of shares of common stock by Blackstone could adversely affect prevailing market prices of our common stock. We have granted the Blackstone Purchasers registration rights in respect to the shares to facilitate the resale of such securities into the public market. Sales by Blackstone of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Blackstone may exercise significant influence over us, including through its ability to elect up to one member of our Board of Directors (the “Board”).

As of December 31, 2018, the shares of common stock owned by Blackstone represented approximately 9.4% of the voting rights of our common stock, so Blackstone will have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. Blackstone may have interests that diverge from, or even conflict with, those of our other stockholders. For example, Blackstone and its affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. Blackstone and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

In addition, the investment agreement with Blackstone grants Blackstone certain rights to designate directors to serve on our Board. For so long as Blackstone beneficially owns shares of common stock that represent more than 25% of the number of shares of the as-converted common stock initially purchased pursuant to this investment agreement, Blackstone will have the right to designate for nomination one director to our Board. The directors designated by Blackstone are entitled to serve on Board committees, subject to applicable law and stock exchange rules. As of December 31, 2018, Blackstone has the right to designate for nomination one director to our Board, but continues to have two designees currently serving on the Board.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive and administrative offices are located at 7477 East Dry Creek Parkway, Niwot, Colorado 80503. We lease all of our domestic and international facilities. We currently enter into short-term and long-term leases for office, warehouse, and retail, including kiosk and store-in-store, space. The terms of our leases include fixed monthly rents and/or contingent rents based on percentage of revenues for certain of our retail locations, and expire at various dates through the year 2033. The general location, use, and approximate size of our principal properties, and the reportable operating segment are given below.

Location	Reportable Operating Segment	Use	Approximate Square Feet
Dayton, Ohio (1)	Americas	Warehouse	555,000
Ontario, California (1)	Americas	Warehouse	399,000
Rotterdam, the Netherlands	EMEA	Warehouse	174,000
Narita, Japan	Asia Pacific	Warehouse	156,000
Niwot, Colorado	Americas	Corporate headquarters and regional office	98,000
Padova, Italy	Other Businesses	Product development office	45,000
Hoofddorp, the Netherlands	EMEA	Regional office	31,000
Shenzhen, China	Asia Pacific	Regional office	22,000
Singapore	Asia Pacific	Regional office	17,000
Westwood, Massachusetts	Americas	Global commercial center	16,000
Shanghai, China	Asia Pacific	Regional office	11,000
(1) In the fourth quarter of 2018, the Company entered into a lease agreement for a new distribution center in Dayton, Ohio, which is expected to replace the Company’s existing facility in Ontario, California in 2019.
Aside from the principal properties listed above, we lease various other offices and distribution centers worldwide to meet our sales and operational needs. We also lease 383 retail locations worldwide. See Item 1. Business of this Annual Report on Form 10-K for further discussion regarding global company-operated stores.

In January 2019, Crocs entered into a lease, which will commence in March 2020, for its new corporate headquarters and regional office in Broomfield, Colorado. The new location is approximately 88,000 square feet, and the relocation from our Niwot office is planned for early 2020.

ITEM 3. Legal Proceedings

A discussion of legal matters is found in Note 16 — Legal Proceedings in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the stock symbol “CROX.”

Performance Graph

The following performance graph illustrates a five-year comparison of cumulative total return of our common stock, the NASDAQ Composite Index and the Dow Jones U.S. Footwear Index from December 31, 2013 through December 31, 2018. The graph assumes an investment of $100.00 on December 31, 2013 and assumes the reinvestment of all dividends and other distributions.
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

Holders

The approximate number of stockholders of record of our common stock was 82 as of February 20, 2019.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our financing arrangements do not permit us to pay cash dividends on our common stock.

Any future determination to declare cash dividends on our common stock will be made at the discretion of our Board, subject to compliance with covenants under any then-existing financing agreements.

Purchases of Equity Securities by the Issuer

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1-31, 2018	821,059	$19.26	821,059	$165,987,464
November 1-30, 2018	49,937	25.00	49,937	164,739,623
December 1-31, 2018 (2)	368,351	24.49	368,351	155,723,037
Total	1,239,347	$21.05	1,239,347	$155,723,037
(1) On December 26, 2013, the Company’s Board of Directors approved and authorized a program to repurchase up to $350.0 million of our common stock, and on February 20, 2018, the Board approved an increased repurchase authorization up to $500.0 million of our common stock. As of December 31, 2018, approximately $155.7 million remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our revolving credit facility, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.
(2) Number of shares purchased in December 2018 does not include 100,000 shares of Series A Convertible Preferred Stock purchased for an aggregate cost of $183.7 million. See Note 9 — Equity in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Revenues	$1,088,205	$1,023,513	$1,036,273	$1,090,630	$1,198,223
Cost of sales	528,051	506,292	536,109	579,825	603,893
Restructuring charges (1)	—	—	—	—	3,985
Gross profit	560,154	517,221	500,164	510,805	590,345
Gross margin	51.5%	50.5%	48.3%	46.8%	49.3%
Selling, general and administrative expenses	495,028	494,601	503,174	559,095	565,712
Selling, general and administrative expenses as a % of revenues	45.5%	48.3%	48.6%	51.3%	47.2%
Restructuring charges (1)	—	—	—	8,728	20,532
Asset impairments (2)	2,182	5,284	3,144	15,306	8,827
Income (loss) from operations	$62,944	$17,336	$(6,154)	$(72,324)	$(4,726)
Income (loss) before income taxes	$65,157	$18,180	$(7,213)	$(74,744)	$(8,549)
Income tax expense (benefit)	14,720	7,942	(9,281)	(8,452)	3,623
Net income (loss)	50,437	10,238	(16,494)	(83,196)	(4,926)
Dividends on Series A convertible preferred stock(3)	(108,224)	(12,000)	(12,000)	(11,833)	(11,301)
Dividend equivalents on Series A convertible preferred stock related to redemption value accretion and beneficial conversion feature (3)	(11,429)	(3,532)	(3,244)	(2,978)	(2,735)
Net loss attributable to common stockholders	$(69,216)	$(5,294)	$(31,738)	$(98,007)	$(18,962)
Net loss per common share:
Basic	$(1.01)	$(0.07)	$(0.43)	$(1.30)	$(0.22)
Diluted	$(1.01)	$(0.07)	$(0.43)	$(1.30)	$(0.22)
Weighted average common shares:
Basic	68,421	72,255	73,371	75,604	85,140
Diluted	68,421	72,255	73,371	75,604	85,140
Cash provided by (used in) operating activities	$114,162	$98,264	$39,754	$9,698	$(11,651)
Cash used in investing activities (4)	(10,110)	(11,538)	(19,856)	(18,488)	(56,790)
Cash provided by (used in) financing activities (5)	(148,802)	(65,370)	(16,443)	(101,260)	23,431
(1) We commenced a restructuring in July 2014 and concluded in December 2015.
(2) Asset impairments consist of impairments of long-lived assets of retail locations in all years, as well as a $1.3 million write-off of supply chain assets in 2018, a $4.8 million write-off of a discontinued project in 2017, and $0.4 million of goodwill impairment in 2016.
(3) On December 5, 2018, all issued and outstanding shares of Series A Convertible Preferred Stock were repurchased in exchange for cash or converted to common stock. As a result, amounts reported for the year ended December 31, 2018, include amounts resulting from the repurchase and conversion, in addition to payments made to induce conversion and accretion of dividend equivalents prior to December 5, 2018.
(4) Prior year amounts have been recast to reflect adoption of new guidance requiring that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts reported in the statements of cash flows. For more information, see Note 2 — Recent Accounting Pronouncements.
(5) Cash used in financing activities for the year ended December 31, 2018 reflects the impacts of $183.7 million used to repurchase Series A Preferred in 2018 and $120.0 million of borrowings. Cash used in financing activities also includes approximately $63.1 million, $50.0 million, $85.9 million, and $145.9 million, including commissions, used to repurchase shares of the Company’s common stock during 2018, 2017, 2015, and 2014, respectively. The Company did not repurchase shares in 2016.

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$123,367	$172,128	$147,565	$143,341	$267,512
Inventories	124,491	130,347	147,029	168,192	171,012
Working capital	195,807	268,031	276,335	278,852	441,523
Total assets (1)	468,901	543,695	566,390	608,020	806,931
Long-term liabilities	134,102	18,379	17,966	19,294	27,849
Total stockholders' equity	150,308	185,865	220,383	245,972	452,518
(1) Prior year amounts have not been recasted to reflect adoption of new revenue recognition guidance as of January 1, 2018. For more information, see Note 2 — Recent Accounting Pronouncements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and its consolidated subsidiaries (collectively, the “Company,” “Crocs,” “we,” “our,” or “us”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear characterized by functionality, comfort, color, and lightweight design. The vast majority of our products utilize our proprietary closed-cell resin, called CrosliteTM, along with a range of other materials. The broad appeal of our footwear has allowed us to market our products through a wide range of distribution channels. We currently sell our products in more than 85 countries, through three distribution channels: wholesale, retail, and e-commerce. Our wholesale channel includes domestic wholesalers as well as international wholesalers and distributors; our retail channel includes company-operated stores; and our e-commerce channel includes company-operated e-commerce sites and third-party-operated marketplace activity.

Known or Anticipated Trends

Based on our recent operating results and our assessment of the current operating environment, we anticipate certain trends to impact our future operating results:

•
Consumer spending preferences continue to shift toward e-commerce and away from brick and mortar stores. This has resulted in continued sales growth in our e-commerce channel, as well as on various e-tail sites operated by wholesalers, and contributed to declining foot traffic in our retail locations.

•	A cautious retail environment may negatively affect customer purchasing trends.

•	Foreign exchange rate volatility will continue to impact our reported U.S. Dollar results from our foreign operations.

•
In 2017 we identified annual reductions in ‘Selling, general and administrative expenses’ (“SG&A”) in the amount of $75 to $85 million, which we projected would generate an annual $30 to $35 million improvement in earnings before interest and taxes in 2019, compared to 2016 (“SG&A reduction plan”). We have successfully completed our SG&A reduction plan, by eliminating approximately $75 million of annualized expenses that previously burdened our cost structure. We have elected to reinvest some of those savings in marketing and our e-commerce business, to further strengthen our brand and drive incremental sales growth.

•	As a result of the repurchase and conversion of our Series A Convertible Preferred Stock on December 5, 2018, we will no longer be required to pay $12 million annually in preferred stock dividends.

•	Non-recurring charges relating to the Company’s new distribution center are expected to reduce gross margin by approximately 100 basis points in 2019.

Use of Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), we present certain information related to our current period results of operations through “constant currency,” which is a non-GAAP financial measure and should be viewed as a supplement to our results of operations and presentation of reportable segments under U.S. GAAP. Constant currency represents current period results that have been retranslated using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rates on reported amounts.

Management uses constant currency to assist in comparing business trends from period to period on a consistent basis in communications with the Board, stockholders, analysts, and investors concerning our financial performance. We believe constant currency is useful to investors and other users of our consolidated financial statements as an additional tool to evaluate operating performance and trends. Investors should not consider constant currency in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.

2018 Financial and Operational Highlights

Revenues were $1,088.2 million for the year ended December 31, 2018, a 6.3% increase compared to the year ended December 31, 2017. The increase in 2018 revenues compared to 2017 revenues was due to the net effects of: (i) higher sales volumes, which increased revenues by $25.8 million, or 2.5%; (ii) higher average selling prices as our product and channel mix continued to change, which increased revenues by $27.7 million, or 2.7%; and (iii) favorable changes in exchange rates, which increased revenues by $11.2 million, or 1.1%.

The following were significant developments affecting our businesses and capital structure during the year ended December 31, 2018:

•	In 2018, the impact of operating with a net of 64 fewer company-operated stores and certain business model changes reduced our revenues by approximately $60 million.

•	We sold 59.8 million pairs of shoes worldwide, an increase of 3.4% from 57.9 million pairs in 2017.

•
Gross margin improved 100 basis points compared to 2017 to 51.5% for the year ended December 31, 2018. We drove this improvement by continuing to prioritize high-margin molded products, increasing prices on select products, and conducting fewer promotions in combination with better inventory management.

•
SG&A was $495.0 million, an increase of $0.4 million, or 0.1%, compared to 2017. As a percent of revenues, SG&A improved 280 basis points to 45.5% of revenues. This included $21.1 million of non-recurring charges associated with our previously announced SG&A reduction plan, the completion of the closure of all company-operated manufacturing and related distribution facilities, and some charges related to the relocation of our corporate headquarters, which is planned for early 2020.

•
Income from operations was $62.9 million for the year ended December 31, 2018 compared to income from operations of $17.3 million for the year ended December 31, 2017. Income from operations as a percent of revenues rose to 5.8% compared to 1.7% in 2017.

•
In December 2018, we completed a transaction with Blackstone to repurchase 100,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) for $183.7 million and to convert the remaining 100,000 shares of Series A Preferred into 6,896,548 shares of our common stock, which resulted in the elimination of $12 million in annual dividends and an overhang on our common stock. Crocs also agreed to pay Blackstone a $15 million inducement payment in connection with the transaction.

•
Net loss attributable to common stockholders was $69.2 million compared to a loss of $5.3 million in 2017, including the accounting treatment for charges incurred related to the repurchase and conversion of our Series A Preferred. Basic and diluted net loss per common share was $1.01 for the year ended December 31, 2018, compared to a basic and diluted net loss per common share of $0.07 for the year ended December 31, 2017.

•
To continue improving the efficiency and profitability of our retail business we closed or transferred to distributors 68 stores in 2018, 61.8% of which were full-priced locations, for a net reduction of 64 company-operated retail stores. Since we began our store reduction program early in 2017, we have closed a net total of 175 stores and reduced our total company-operated store count to 383 from 558 at the end of 2016. The majority of these store closures occurred upon expiration of the leases. We have also placed greater priority on outlet stores, so that they now represent 50.9% of our store base, up from 41.6% at the end of 2016.

•
We continued to focus on simplifying our product line and disciplined inventory management to allow investment in higher margin, faster-turning product. As a result, we reduced our inventory by $5.9 million, or 4.5%, from $130.3 million to $124.5 million.

•
During 2018, we repurchased 3.6 million shares of common stock at an aggregate cost of $63.1 million and eliminated the overhang of 6.9 million shares (on an as-converted basis) associated with the repurchase of 100,000 shares of the Series A Preferred.

Results of Operations

Comparison of the Years Ended December 31, 2018, 2017, and 2016

	Year Ended December 31,			$ Change				% Change
	2018	2017	2016	2018-2017		2017-2016		2018-2017	2017-2016
	(in thousands, except per share data, margin, and average selling price data)
Revenues	$1,088,205	$1,023,513	$1,036,273	$64,692		$(12,760)		6.3%	(1.2)%
Cost of sales	528,051	506,292	536,109	(21,759)		29,817		(4.3)%	5.6%
Gross profit	560,154	517,221	500,164	42,933		17,057		8.3%	3.4%
Selling, general and administrative expenses	495,028	494,601	503,174	(427)		8,573		(0.1)%	1.7%
Asset impairments	2,182	5,284	3,144	3,102		(2,140)		58.7%	(68.1)%
Income (loss) from operations	62,944	17,336	(6,154)	45,608		23,490		263.1%	381.7%
Foreign currency gains (losses), net	1,318	563	(2,454)	755		3,017		134.1%	122.9%
Interest income	1,281	870	692	411		178		47.2%	25.7%
Interest expense	(955)	(869)	(836)	(86)		(33)		(9.9)%	(3.9)%
Other income	569	280	1,539	289		(1,259)		103.2%	(81.8)%
Income (loss) before income taxes	65,157	18,180	(7,213)	46,977		25,393		258.4%	352.0%
Income tax expense	14,720	7,942	9,281	(6,778)		1,339		(85.3)%	14.4%
Net income (loss)	50,437	10,238	(16,494)	40,199		26,732		392.6%	(162.1)%
Dividends on Series A convertible preferred stock	(108,224)	(12,000)	(12,000)	(96,224)		—		801.9%	—%
Dividend equivalents on Series A convertible preferred stock related to redemption value accretion and beneficial conversion feature	(11,429)	(3,532)	(3,244)	(7,897)		(288)		(223.6)%	(8.9)%
Net loss attributable to common stockholders	$(69,216)	$(5,294)	$(31,738)	$(63,922)		$26,444		(1,207.4)%	83.3%
Net loss per common share:
Basic	$(1.01)	$(0.07)	$(0.43)	$(0.94)		$0.36		(1,342.9)%	83.7%
Diluted	$(1.01)	$(0.07)	$(0.43)	$(0.94)		$0.36		(1,342.9)%	83.7%

Gross margin (1)	51.5%	50.5%	48.3%	100bp		220bp		2.0%	4.6%
Operating margin (1)	5.8%	1.7%	(0.6)%	410bp		230bp		241.2%	383.3%
Selling, general and administrative expenses as a percentage of revenues	45.5%	48.3%	48.6%	280	bp	30	bp	5.8%	0.6%
Footwear unit sales	59,815	57,850	56,097	1,965		1,753		3.4%	3.1%
Average footwear selling price - nominal basis	$17.71	$17.31	$18.21	$0.40		$(0.90)		2.3%	(4.9)%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).

Revenues. Revenues increased $64.7 million, or 6.3%, during the year ended December 31, 2018 compared to the same period in 2017. The increase in revenues was driven by 22.5% growth in our e-commerce channel and 7.8% growth in our wholesale channel, which more than offset a reduction in our retail channel of 3.2%. The decrease in retail revenues was driven by our targeted reduction in the number of company-operated retail stores, partially offset by same store sales growth in our remaining company-operated retail stores. Higher unit sales volume, particularly in our clog and sandal silhouettes, increased revenues by $25.8 million, or 2.5%, and an increase of $27.7 million, or 2.7%, was attributable to higher average selling price (“ASP”) as a result of changes in product mix, reduced promotional activities, and price increases. Favorable exchange rate activity drove an increase of $11.2 million, or 1.1%.

Revenues decreased $12.8 million, or 1.2%, during the year ended December 31, 2017 compared to the same period in 2016. The revenues decreased primarily due to the sale of our Taiwan business in the fourth quarter of 2016, the sale of our Middle East business in the second quarter of 2017, reductions in the number of company-operated retail stores, and additional actions taken to optimize our wholesale, retail, and e-commerce channels. The revenue decline associated with store closures and transfers was approximately $39.1 million. Higher unit sales volume increased revenues by $39.6 million, or 3.8%, offset by lower ASP, which decreased revenues by approximately $57.2 million, or 5.5%, as our product and channel mix continued to change. Favorable exchange rate activity drove an increase of $4.8 million, or 0.5%.

Cost of sales. Cost of sales increased by $21.8 million, or 4.3%, during the year ended December 31, 2018 compared to the same period in 2017. Higher unit sales volume resulted in an increase of $17.2 million, or 3.4%, partially offset by a decrease of $0.7 million, or 0.1%, due to a lower average cost per unit. Lower average cost per unit were primarily the result of product mix, reflecting our ongoing focus on core molded products, which cost less to produce, and continued supply chain cost reductions. The effect of foreign currency translation was an increase of $5.3 million, or 1.0%.

Cost of sales decreased by $29.8 million, or 5.6%, during the year ended December 31, 2017 compared to the same period in 2016. Lower average cost per unit was primarily the result of changes in our product mix, reflecting an ongoing focus on core molded products, which cost less to produce, and continued supply chain cost reductions, including a reallocation of third-party manufacturing production to lower-cost suppliers within the Asia Pacific region. Higher unit sales volume increased cost of sales by $16.8 million, or 3.1%, but was more than offset by a reduction of approximately $49.6 million, or 9.3%, due to lower average costs per unit, while foreign currency translation drove an increase of $3.0 million, or 0.6%.

Gross profit. Gross profit increased $42.9 million, or 8.3%, during the year ended December 31, 2018 compared to the same period in 2017. Gross margin improved 100 basis points to 51.5% compared to the same period in 2017, driven by favorable product mix, reduced promotional activities, less excess and obsolete inventory, and the favorable impact of currency on inventory costs in our overseas markets. Higher unit sales volume drove an increase of approximately $17.6 million, or 3.4%, and an increase of $19.4 million, or 3.8%, resulted from a higher ASP. Foreign currency translation drove an increase of $5.9 million, or 1.1%, to gross profit.

During the year ended December 31, 2017, gross profit increased $17.0 million, or 3.4%, and gross margin increased 220 basis points to 50.5%, compared to the same period in 2016. The increase in gross profit was primarily due to our ongoing focus on higher margin core molded products, particularly clogs and sandals, and our reduction of low-margin European discount channel sales. A decrease of $0.3 million, or 0.1%, resulted from a decrease in our ASP which exceeded a decrease in average cost per unit, and an increase of approximately $15.7 million, or 3.1%, resulted from higher unit sales volume. Foreign currency translation drove an increase of $1.6 million, or 0.4%, to gross profit.

Selling, general and administrative expenses. SG&A increased $0.4 million, or 0.1%, during the year ended December 31, 2018, compared to the same period in 2017. As a percent of sales, SG&A improved by 280 basis points to 45.5%. The increase in our SG&A expenses was due to non-recurring expenses of $21.1 million related to the SG&A reduction plan, the closure of our manufacturing facilities, and also our planned corporate relocation, compared to non-recurring charges of $17.0 million in 2017, primarily related to our SG&A reduction plan and a discontinued project. SG&A also included higher marketing expense of $9.5 million and higher compensation expense of $3.7 million. The increase in compensation expense reflects higher variable compensation expense associated with higher revenues, partially offset by decreases associated with our SG&A reduction plan and supply chain initiatives. These increases were partially offset by decreases of $11.7 million in professional service fees, $8.5 million in facilities expense as a result of fewer company-owned retail stores, and a net increase in other expenses of $3.3 million.

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

Asset impairment charges. During the years ended December 31, 2018, 2017, and 2016, we incurred $0.9 million, $0.5 million, and $2.7 million, respectively, in retail asset impairment charges related to certain underperforming retail locations that were unlikely to generate sufficient cash flows to fully recover the carrying value of the stores’ assets over their remaining economic lives. In addition, during the year ended December 31, 2018, we incurred additional charges of $1.3 million associated with the closure of company-operated manufacturing and distribution facilities. During the year ended December 31, 2017, we incurred $4.8 million related to a discontinued project. In the year ended December 31, 2016, we incurred $0.4 million of goodwill impairment.

Foreign currency gain (loss), net. Foreign currency gain (loss), net, consists of unrealized and realized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the year ended December 31, 2018, we recognized realized and unrealized net foreign currency gains of $1.3 million compared to net gains of $0.6 million during the year ended December 31, 2017. During the year ended December 31, 2016, we recognized realized and unrealized net foreign currency losses of $2.5 million.

Income tax expense. During the year ended December 31, 2018, we recognized income tax expense of $14.7 million on pre-tax book income of $65.2 million, representing an effective tax rate of 22.6%, compared to income tax expense of $7.9 million on pre-tax book loss of $18.2 million in 2017, which represented an effective tax rate of 43.7% and income tax expense of $9.3 million on pre-tax book loss of $7.2 million in 2016, which represented an effective tax rate of 128.7%. Our effective tax rate has varied dramatically in recent years due to differences in our profitability level and relative operating earnings across multiple jurisdictions, and is most notably impacted by the significant amount of operating losses that cannot be utilized for tax purposes.

Effective Income Tax Rate Reconciliation

The following provides additional information about the effective income tax rate reconciliation presented in Note 12 — Income Taxes in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

•
The change in 'Foreign differential' is principally driven by differences in pre-tax book income between the periods compared and the source of this income, which is subject to different jurisdictional tax rates. During 2018, the effect of rate differences resulted in an $7.6 million tax expense, or an 11.6% unfavorable rate impact, compared to a $11.8 million tax benefit, or a 64.7% favorable rate impact, in 2017. The change was driven primarily by tax expense relative to profitable jurisdictions, partially offset by operating losses in certain jurisdictions where the Company has determined that it is not more likely than not to realize the associated tax benefits. Further, we employ a tax planning strategy that directly impacts the total tax expense directly attributable to the level of foreign earnings in the specific jurisdictions. However, we note that the impact on the effective tax rate is different due to book earnings recorded in 2018 compared to 2017.

•
‘Enacted changes in tax law’ represents the transition tax and rate change impacts of the Tax Act. During the year ended December 31, 2018, we completed our accounting for the Tax Act. As such, we finalized our measurement period adjustments in relation to Staff Accounting Bulletin No. 118 (“SAB 118”) and recognized measurement period adjustments related to deemed repatriation tax and valuation allowance on certain foreign tax credits. We have not changed our indefinite reinvestment assertion. While we consider our accounting for the Tax Act to be complete, we continue to evaluate new guidance and legislation as it is issued. For 2018, we recorded a $0.5 million tax expense, or an 0.8% unfavorable rate impact, compared to a $17.6 million tax expense, or 97.1% unfavorable rate impact in 2017.

•
‘GILTI, net’ represents the net global intangible low-taxed income impacts of the Tax Act. We have elected to account for the impact of global intangible low tax income based on the period cost method. The reported amounts are the net GILTI inclusions before applicable foreign tax credits. For 2018, we recorded a $3.4 million tax expense, or 5.3% unfavorable rate impact.

•
‘Non-deductible/non-taxable items’ resulted in a $3.6 million tax expense in 2018, representing an unfavorable rate impact of 5.5%, compared to a $6.0 million tax expense in 2017, representing an unfavorable rate impact of 33.0%. The expense recognized in 2018 primarily relates to non-deductible executive and foreign share-based compensation, which we anticipate will recur in the foreseeable future.

•
We continue to evaluate the realizability of our deferred tax assets. The impact of ‘Changes in valuation allowance’ to the effective tax rate was a favorable $5.3 million, equating to an 8.1% favorable rate impact. The specific circumstances regarding management's assertion of the realizability of certain deferred tax assets is discussed as part of the disclosures in Note 12 — Income Taxes. We maintain total valuation allowances of approximately $113.2 million as of December 31, 2018, which may be reduced in the future depending upon the achieved or sustained profitability of certain entities.

•
'U.S. tax on foreign earnings' includes the impact of the tax expense accrued on undistributed foreign earnings net of the related foreign tax credits. There is no income tax provision impact associated with this activity in 2018. During 2017, the Tax Act significantly changed the U.S. taxation of foreign earnings. As a result, the impact of the transition tax as well as distributions, and reversal of the deferred tax liability associated with undistributed earnings and profits attributable to foreign subsidiaries, in 2017 the Company recorded a $32.4 million tax benefit, which equated to a 178.4% favorable impact on the rate reconciliation.

•
During both 2018 and 2017, we recorded tax expense for ‘Audits settlements’ during the year of $0.2 million and $0.4 million, respectively. The amount included in settlements during 2018 and 2017 is netted against total uncertain tax position releases during the same period relating to the same positions. Furthermore, in Note 12 — Income Taxes the ‘Uncertain tax benefits’ line item in 2018 includes net accruals related to current year positions recorded, and is consistent with amounts accrued during prior years. We have released a portion of historical uncertain tax benefits based on effective and actual settlements. There is not currently an expectation that uncertain tax positions will significantly impact our tax expense on an ongoing basis.

•	During both 2018 and 2017, we recorded state income tax expenses including the impact of certain minimal state income taxes.
In 2017, we began operating under a tax holiday in one of our foreign jurisdictions. This tax holiday is in effect through 2022, and may be extended if certain additional requirements are met. The tax holiday is conditioned upon our meeting certain employment and investment thresholds. The impact of the tax holiday in 2018 decreased tax expense in that jurisdiction by approximately $0.1 million and had no impact to our reported earnings per diluted share.

Revenues by Channel

	Year Ended December 31,			% Change		Constant Currency % Change (1)
	2018	2017	2016	2018-2017	2017-2016	2018-2017	2017-2016
	(in thousands)
Wholesale:
Americas	$216,797	$211,342	$202,211	2.6%	4.5%	4.6%	3.8%
Asia Pacific (2)	203,110	184,995	200,060	9.8%	(7.5)%	7.9%	(7.3)%
EMEA(2)	154,992	138,909	142,992	11.6%	(2.9)%	6.0%	(4.8)%
Other businesses	3,145	870	745	261.5%	16.8%	261.8%	13.4%
Total wholesale	578,044	536,116	546,008	7.8%	(1.8)%	6.5%	(2.4)%
Retail:
Americas	204,806	188,367	191,855	8.7%	(1.8)%	8.8%	(1.9)%
Asia Pacific (2)	87,264	106,041	117,778	(17.7)%	(10.0)%	(19.4)%	(9.7)%
EMEA (2)	35,358	43,825	49,971	(19.3)%	(12.3)%	(19.4)%	(16.0)%
Total retail	327,428	338,233	359,604	(3.2)%	(5.9)%	(3.7)%	(6.4)%
E-commerce:
Americas	98,589	80,437	72,940	22.6%	10.3%	22.6%	10.1%
Asia Pacific	54,224	45,036	37,446	20.4%	20.3%	17.0%	22.9%
EMEA	29,920	23,691	20,275	26.3%	16.8%	22.5%	13.7%
Total e-commerce	182,733	149,164	130,661	22.5%	14.2%	20.9%	14.4%
Total revenues	$1,088,205	$1,023,513	$1,036,273	6.3%	(1.2)%	5.2%	(1.7)%
(1) Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) In the third quarter of 2018, certain revenues previously reported within the ‘Asia Pacific’ segment were shifted to the ‘Europe, Middle East, and Africa’ (“EMEA”) segment. The previously reported amounts for wholesale and retail revenues in these regions for the years ended December 31, 2017 and 2016 as well as e-commerce revenues for the year ended December 31, 2016 have been revised to conform to the current year presentation. See ‘Impact on revenues of segment composition change’ table below for more information.

Impact on revenues of segment composition change:

	Year Ended December 31,
	2017	2016
	Increase (Decrease)
	(in thousands)
Wholesale:
Asia Pacific	$(30,767)	$(32,481)
EMEA	30,767	32,481
Retail:
Asia Pacific	(2,827)	(7,259)
EMEA	2,827	7,259
E-commerce:
Asia Pacific	—	(54)
EMEA	—	54

Wholesale channel revenues. During the year ended December 31, 2018, revenues from our wholesale channel increased $41.9 million, or 7.8%, compared to the year ended December 31, 2017. An increase of $29.4 million, or 5.5%, resulted from higher unit sales volume due to increased customer demand from distributors and from e-tail customers as consumers shift towards online purchasing. A $5.5 million, or 1.0%, increase was due to higher ASP. The effect of foreign currency translation was an increase of $7.0 million, or 1.3%, to revenues.

During the year ended December 31, 2017, revenues from our wholesale channel decreased $9.9 million, or 1.8%, compared to the year ended December 31, 2016. A $35.1 million, or 6.4%, decrease was due to a lower ASP as we shifted to higher margin, lower-priced molded product. Higher unit sales volume increased revenues by approximately $21.9 million, or 4.0%, despite the impact of strategic reductions in sales via discount channels in our EMEA operating segment as well as the decline in our wholesale business in Japan while we strengthened our wholesale network. The effect of foreign currency translation was an increase of $3.3 million, or 0.6%, to revenues

Retail channel revenues. During the year ended December 31, 2018, revenues from our retail channel decreased $10.8 million, or 3.2%, compared to the year ended December 31, 2017. The decrease in retail channel revenues was due to targeted reductions in our company-operated retail store fleet, consistent with our store reduction plan, partially offset by ASP gains and favorable foreign currency impacts. As of December 31, 2018, we operated 64 fewer stores compared to December 31, 2017. Unit sales volume decreased revenues by $25.3 million, or 7.5%. Favorable product mix and improved quality of revenues, the results of less promotional discounting and improved inventory composition, resulted in a higher ASP impact of $12.8 million, or 3.8%. An increase of $1.7 million, or 0.5%, resulted from foreign currency translation.

During the year ended December 31, 2017, revenues from our retail channel decreased $21.4 million, or 5.9%, compared to the year ended December 31, 2016. Unit sales volume decreased revenues by approximately $12.8 million, or 3.6%, primarily due to a net decrease of 111 company-operated retail stores as we optimized our store fleet and shifted our store mix from full-price retail to outlet. ASP was lower by $10.3 million, or 2.9%, as we shifted to higher margin, lower-priced molded product. These declines were partially offset by an increase of $1.7 million, or 0.6%, from foreign currency translation.

E-commerce channel revenues. Revenues from our e-commerce channel, which includes our own e-commerce sites as well as our sales through third-party marketplaces, increased $33.6 million, or 22.5%, during the year ended December 31, 2018 compared to the year ended December 31, 2017 as this channel continued to grow in each region. Revenues increased by approximately $21.8 million, or 14.6%, due to higher unit sales volume, and higher ASP related to mix contributed an additional $9.4 million, or 6.3%. Favorable foreign currency translation resulted in an increase of $2.4 million, or 1.6%

During the year ended December 31, 2017, revenues from our e-commerce channel increased $18.5 million, or 14.2%, compared to the year ended December 31, 2016. We invested in marketing with an enhanced digital focus, and we continued to grow our e-commerce team and work toward global adoption of best practices. Revenues increased by approximately $30.6 million, or 23.4%, due to higher unit sales volume, partially offset by decreases of $11.8 million, or 9.0%, due to lower ASP and $0.3 million, or 0.2%, due to the unfavorable impact of foreign currency translation.

Reportable Operating Segments
The following table sets forth information related to our reportable operating business segments for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,			% Change		Constant Currency % Change (1)
	2018	2017	2016	2018-2017	2017-2016	2018-2017	2017-2016
	(in thousands)
Revenues:
Americas	$520,192	$480,146	$467,006	8.3%	2.8%	9.2%	2.5%
Asia Pacific (2)	344,598	336,073	355,284	2.5%	(5.4)%	0.5%	(4.9)%
EMEA (2)	220,270	206,424	213,238	6.7%	(3.2)%	2.5%	(5.7)%
Segment revenues	1,085,060	1,022,643	1,035,528	6.1%	(1.2)%	5.0%	(1.7)%
Other businesses	3,145	870	745	261.5%	16.8%	261.8%	13.4%
Total consolidated revenues	$1,088,205	$1,023,513	$1,036,273	6.3%	(1.2)%	5.2%	(1.7)%

Income from operations: (3)
Americas	$138,940	$96,740	$72,689	43.6%	33.1%	45.4%	33.4%
Asia Pacific	82,780	72,950	67,077	13.5%	8.8%	11.1%	9.1%
EMEA	59,539	37,185	34,114	60.1%	9.0%	52.6%	6.2%
Segment income from operations	281,259	206,875	173,880	36.0%	19.0%	34.6%	23.2%
Reconciliation of segment income from operations to income (loss) before income taxes:
Other businesses (4)	(55,583)	(22,861)	(26,935)	143.1%	(15.1)%
Unallocated corporate and other (5)	(162,732)	(166,678)	(153,099)	(2.4)%	8.9%
Total consolidated income (loss) from operations	62,944	17,336	(6,154)	263.1%	(381.7)%
Foreign currency transaction gain (loss), net	1,318	563	(2,454)	134.1%	122.9%
Interest income	1,281	870	692	47.2%	25.7%
Interest expense	(955)	(869)	(836)	9.9%	(3.9)%
Other income	569	280	1,539	103.2%	(81.8)%
Income (loss) before income taxes	$65,157	$18,180	$(7,213)	258.4%	352.0%
(1) Reflects year over year change as if the current period results were in “constant currency,” which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. The previously reported amounts for revenues and income from operations for the years ended December 31, 2017 and 2016 have also been revised to conform to the current period presentation. See ‘Impact of segment composition change’ table below for more information.
(3) In 2018, certain global marketing expenses previously reported within the operating segments were managed and reported within ‘Unallocated corporate and other’. The previously reported amounts for income from operations for the years ended December 31, 2017 and 2016 have been revised to conform to the current year presentation. See ‘Impact of global marketing expense realignment’ table below for more information.
(4) “Other businesses” increases are primarily due to costs incurred in conjunction with the closure of company-operated manufacturing and distribution facilities, which ceased operations in 2018, increased variable compensation associated with higher revenues, and other expenses as a result of outsourcing, and other supply chain cost changes.
(5) “Unallocated corporate and other” includes corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Impact of segment composition change:

	Year Ended December 31,
	2017	2016
	Increase (Decrease)
	(in thousands)
Impact on revenues:
Asia Pacific	$(33,594)	$(39,794)
EMEA	33,594	39,794
Impact on income from operations:
Asia Pacific	(10,166)	(13,451)
EMEA	10,166	13,451

Impact of global marketing expense realignment:

	Year Ended December 31,
	2017	2016
	Increase (Decrease)
	(in thousands)
Impact on income from operations:
Americas	$9,860	$13,845
Asia Pacific	3,843	1,621
EMEA	1,283	2,906
Unallocated corporate and other	(14,986)	(18,372)

Americas Operating Segment

Revenues. During the year ended December 31, 2018, revenues for our Americas segment increased $40.0 million, or 8.3%, compared to the year ended December 31, 2017. The growth was led by a 22.6% increase in e-commerce revenues due to increased traffic and units per transaction. Retail revenues increased by 8.7%, despite operating 7 fewer retail stores compared to the same period last year, due to comparable sales growth of 14.0%. Higher unit sales volume resulted in an increase of approximately $22.0 million, or 4.6%, while higher ASP resulted in an increase of $22.3 million, or 4.6%. The effect of foreign currency translation was a decrease of $4.3 million, or 0.9%.

During the year ended December 31, 2017, revenues for our Americas segment increased $13.1 million, or 2.8%, compared to the year ended December 31, 2016. The increase was led by a 10.3% increase in e-commerce revenues, while a modest increase in wholesale revenues was partially offset by a decrease in retail revenues, reflecting 15 fewer company-operated retail stores compared to last year. Higher unit sales volume resulted in an increase of approximately $17.0 million, or 3.7%, while lower ASP resulted in a decrease of $5.5 million, or 1.2%, and foreign currency translation resulted in an increase of $1.6 million, or 0.3%.

Income from Operations. During the year ended December 31, 2018, income from operations for our Americas segment was $138.9 million, an increase of $42.2 million, or 43.6%. Gross profit for the year ended December 31, 2018 increased $39.0 million, or 15.8%, and gross margin increased 360 basis points to 55.0%, compared to the year ended December 31, 2017. The increase in gross profit is due to the net impact of an increase of $10.7 million, or 4.3%, due to higher unit sales volume, an increase of $30.7 million, or 12.4%, due to a decrease in our average cost per unit which exceeded a decrease in ASP, and a decrease of $2.4 million, or 0.9%, from foreign currency translation.

During the year ended December 31, 2018, SG&A for our Americas segment decreased $2.9 million, or 1.9%, compared to the same period in 2017. The decrease in SG&A was primarily due to decreases of $2.3 million in facilities expenses as a result of reductions in the number of company-operated retail stores and our SG&A reduction efforts and a net decrease of $0.6 million in services and other expenses. Impairment expense related to company-operated retail stores decreased by $0.3 million compared to 2017.

During the year ended December 31, 2017, income from operations for our Americas segment was $96.7 million, an increase of $24.1 million, or 33.1%. Gross profit for the year ended December 31, 2017 increased $21.4 million, or 9.5%, and gross margin increased 310 basis points to 51.4%, compared to the year ended December 31, 2016. The increase in gross profit is due to the net impact of an increase of $10.3 million, or 4.6%, due to higher sales volumes, despite a net reduction of 15 company-operated retail stores, an increase of $10.9 million, or 4.8%, due to a decrease in our average cost per unit which exceeded a decrease in ASP, and an increase of $0.2 million, or 0.1%, from foreign currency translation.

During the year ended December 31, 2017, SG&A for our Americas segment decreased $1.4 million, or 0.9%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of a decrease of $3.1 million in facilities expenses as a result of reductions in the number of company-operated retail stores and our SG&A reduction efforts, offset by a net increase of $1.7 million in marketing and other expenses. Impairment expense related to company-operated retail stores decreased by $1.3 million compared to 2016.

Asia Pacific Operating Segment

Revenues. During the year ended December 31, 2018, revenues for our Asia Pacific segment increased $8.5 million, or 2.5%, compared to the year ended December 31, 2017. E-commerce revenues increased by 20.4%, with growth in every country in which we operate, and wholesale revenues increased by 9.8%. Retail revenues decreased by 17.7% as a result of 33 fewer company-operated retail stores compared to December 31, 2017. For all channels combined, there was an increase in unit sales volume of $0.5 million, or 0.1%, and an increase in ASP of $1.3 million, or 0.4%.The impact of foreign currency translation was an increase of $6.7 million, or 2.0%.

During the year ended December 31, 2017, revenues for our Asia Pacific segment decreased $19.2 million, or 5.4%, compared to the year ended December 31, 2016. Wholesale revenues were lower as we continued to pursue business model changes to drive higher quality revenues and improve profitability across the Asia Pacific region, including the sales of our Taiwan and Middle East businesses and the strengthening of our wholesale network in Japan. Retail revenues decreased as a result of a net reduction of 84 company-operated retail stores. E-commerce revenues increased by 20.3%, with particularly strong performance in China. An increase in unit sales volume of approximately $34.7 million, or 9.8%, was offset by a decrease in ASP of $52.2 million, or 14.7%, as we shifted to higher margin, lower-priced molded product. The impact of foreign currency translation was a decrease of $1.7 million, or 0.5%.

Income from Operations. During the year ended December 31, 2018, income from operations for our Asia Pacific segment was $82.8 million, an increase of $9.8 million, or 13.5%. Gross profit for the year ended December 31, 2018 increased $2.0 million, or 1.0%, and gross margin decreased 80 basis points to 56.1% compared to the year ended December 31, 2017 as our channel mix continued to shift toward a more outlet-focused retail footprint. The decrease in Asia Pacific segment gross profit was due to the net impact of an increase in unit sales volumes of $6.0 million, or 3.1%, offset by a decrease in our ASP that exceeded the decline in our average cost per unit of $8.0 million, or 4.2%, and an increase of $4.0 million, or 2.1%, from foreign currency translation.

During the year ended December 31, 2018, SG&A for our Asia Pacific segment decreased $8.5 million, or 7.2%, compared to the same period in 2017. The decrease in SG&A was primarily due to decreases of $4.9 million in facilities expenses, a result of the reduction in the number of company-operated retail stores and our SG&A reduction efforts, and of $4.7 million in salaries and wages, partially offset by lower recoveries of bad debt of $1.6 million, and a net decrease of $0.5 million in services and other costs. Impairment expense related to company-operated retail stores increased by $0.7 million compared to 2017.

During the year ended December 31, 2017, income from operations for our Asia Pacific segment was $73.0 million, an increase of $5.9 million, or 8.8%. Gross profit for the year ended December 31, 2017 decreased $10.5 million, or 5.2%, and gross margin increased 10 basis points to 56.9% compared to the year ended December 31, 2016 as our channel mix shifted toward a more outlet-focused retail footprint. The decrease in the Asia Pacific segment gross profit was due to the net impact of an increase in unit sales volumes of $18.3 million, or 9.1%, offset by a decrease in our ASP that exceeded the decline in our average cost per unit of $27.9 million, or 13.8%, and a decrease of $1.0 million, or 0.5%, from foreign currency translation.

During the year ended December 31, 2017, SG&A for our Asia Pacific segment decreased $15.9 million, or 11.9%, compared to the same period in 2016. The decrease in SG&A was primarily due to the net impact of decreases of $2.2 million in salaries and wages and $7.5 million in facilities expense as a result of the reduction in the number of company-operated retail stores and our SG&A reduction efforts, including the sale of our Middle East business, decreased marketing expense of $3.3 million, lower bad debt expense of $0.9 million, and a decrease of $2.0 million in services and other costs. Impairment expense related to company-operated retail stores decreased by $0.5 million compared to 2016.

Europe, Middle East, and Africa Operating Segment

Revenues. During the year ended December 31, 2018, revenues for our EMEA segment increased $13.8 million, or 6.7%, compared to the year ended December 31, 2017. E-commerce revenue grew 26.3%, reflecting higher online traffic, and wholesale revenue grew 11.6%, more than offsetting a decline of 19.3% in retail results as we operated 24 fewer retail stores in the region compared to last year. Approximately $1.1 million, or 0.5%, of the increase was due to higher unit sales volumes, and a higher ASP drove an increase of $4.0 million, or 2.0%, while the impact of foreign currency translation was an increase of $8.7 million, or 4.2%.

During the year ended December 31, 2017, revenues for our EMEA segment decreased $6.8 million, or 3.2%, compared to the year ended December 31, 2016, as we continued to reduce discount channel sales and company-operated retail stores, while growing our e-commerce business. Approximately $13.6 million, or 6.4%, of the decrease was due to lower unit sales volumes, partially offset by an increase of $1.5 million, or 0.7%, from a higher ASP, and an increase of $5.3 million, or 2.5%, from foreign currency translation.

Income from Operations. During the year ended December 31, 2018, income from operations for our EMEA segment was $59.5 million, an increase of $22.4 million, or 60.1%. Gross profit for the year ended December 31, 2018 increased $12.2 million, or 11.7%, and gross margin increased by 240 basis points to 52.7% compared to the year ended December 31, 2017. The increase in our EMEA segment gross profit is due to an increase of $2.1 million, or 2.0%, due to higher unit sales volumes, an increase of $5.9 million, or 5.6%, due to an increase in ASP, and an increase of $4.2 million, or 4.1%, from foreign currency translation.

During the year ended December 31, 2018, SG&A for our EMEA segment decreased $10.1 million, or 15.1%, compared to the same period in 2017. The decrease in SG&A was primarily due to a decrease in facilities expense of $4.3 million as a result of the net reduction of 24 company-operated retail stores and SG&A reduction efforts, lower compensation expense of $3.3 million, and lower bad debt expense of $1.0 million, as well as a net decrease in services and other costs of $1.5 million. Impairment expense decreased by $0.1 million compared to 2017.

During the year ended December 31, 2017, income from operations for our EMEA segment was $37.2 million, an increase of $3.1 million, or 9.0%. Gross profit for the year ended December 31, 2017 decreased $1.7 million, or 1.6%, and gross margin increased by 80 basis points to 50.3% compared to the year ended December 31, 2016. The increase in the EMEA segment gross profit is due to the net impact of a decrease of $6.6 million, or 6.2%, due to lower unit sales volumes, offset by an increase of $2.1 million, or 2.0%, due to an increase in ASP, and an increase of $2.8 million, or 2.6%, from foreign currency translation.

During the year ended December 31, 2017, SG&A for our EMEA segment decreased $4.0 million, or 5.6%, compared to the same period in 2016. The decrease in SG&A was primarily due to a decrease in facilities expense of $3.8 million, a result of the net reduction of 24 company-operated retail stores and SG&A reduction efforts, and lower bad debt expense of $2.5 million, offset in part by an increase in services and other costs of $2.3 million, none of which were individually significant. Impairment expense decreased by $0.8 million compared to 2016.

Other Businesses, Unallocated Corporate

During the year ended December 31, 2018, total net costs within ‘Other businesses’ and ‘Unallocated corporate’ increased by $28.8 million, or 16.0%, compared to the same period in 2017. The increase was due to a $16.3 million increase in compensation costs, primarily related to higher variable compensation associated with higher revenues, $13.7 million in expenses related to our Mexico and Italy manufacturing and distribution facility closures, including the recognition of $4.4 million in non-cash cumulative foreign currency translation, an increase of $5.0 million in marketing expenses, primarily related to our endorsement and promotional activities, and $1.3 million related to our corporate headquarters relocation project, partially offset by a decrease of $10.7 million in professional services. Other costs, none of which were individually significant, increased by a net of $3.2 million.

During the year ended December 31, 2017, total net costs within ‘Other businesses’ and ‘Unallocated corporate’ increased by $9.5 million, or 5.3%, compared to the same period in 2016. The increase was due to an increase of $9.8 million in salaries and wages, primarily related to our variable compensation, an increase of $4.4 million in marketing expenses, primarily related to our endorsement and promotional activities, and increased impairments of $4.8 million, which were partially offset by a decrease of $3.8 million in travel and entertainment costs and a decrease of $7.7 million in supply chain costs. Services and other costs, none of which were individually significant, increased by $2.0 million.

Store Locations and Comparable Store Sales

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment:

	December 31, 2016	Opened	Closed/Transferred	December 31, 2017	Opened	Closed/Transferred	December 31, 2018
Type:
Outlet stores	232	13	30	215	3	23	195
Retail stores	228	6	73	161	1	42	120
Kiosk/store-in- store	98	—	27	71	—	3	68
Total	558	19	130	447	4	68	383
Operating segment:
Americas	190	2	17	175	1	8	168
Asia Pacific (1)	258	14	86	186	3	36	153
EMEA (1)	110	3	27	86	—	24	62
Total	558	19	130	447	4	68	383
(1) In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ operating segment were shifted to the ‘EMEA’ operating segment. The previously reported store counts as of December 31, 2017 and 2016 and activity for the year ended December 31, 2017 have also been revised to conform to the current period presentation.

Comparable retail store sales and direct-to-consumer comparable store sales by reportable operating segment are as follows:

	Constant Currency (1)
	Year Ended December 31,
	2018	2017	2016
Comparable retail store sales (2)
Americas	14.0%	1.3%	(2.3)%
Asia Pacific (3)	4.0%	(2.0)%	(6.1)%
EMEA (3)	10.1%	(1.4)%	1.1%
Global	10.8%	—%	(3.0)%

	Constant Currency (1)
	Year Ended December 31,
	2018	2017	2016
Direct-to-consumer comparable store sales (includes retail and e-commerce) (2)
Americas	16.7%	3.9%	0.3%
Asia Pacific (3)	8.8%	6.5%	(0.2)%
EMEA (3)	15.6%	4.0%	(0.2)%
Global	14.3%	4.7%	0.1%
(1) Reflects period over period change on a constant currency basis, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates used in the prior comparative period. See the “Use of Non-GAAP Financial Measures” section for additional information.
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
(3) In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ operating segment were shifted to the ‘EMEA’ operating segment. The previously reported comparable retail store sales and direct-to-consumer comparable store sales for the ‘EMEA’ and ‘Asia Pacific’ operating segments for the years ended December 31, 2017 and 2016 have also been revised to conform to the current period presentation.

Liquidity and Capital Resources

Our liquidity position as of December 31, 2018 was:

December 31, 2018
(in thousands)
Cash and cash equivalents	$123,367
Available borrowings	129,400

As of December 31, 2018, we had $123.4 million in cash and cash equivalents and up to $129.4 million in available borrowings under our revolving credit facilities. We believe that our cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Senior Revolving Credit Facility and other financing instruments will be sufficient to meet the ongoing liquidity needs and capital expenditure requirements for at least the next twelve months. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, among other factors, could impact our business and liquidity.

Due to the seasonal nature of our footwear, which is more heavily focused on styles suitable for warm weather, cash flows from operating activities during our fourth quarter are typically lower than those in our first three quarters, as customer receivables and inventories rise in preparation for the Spring/Summer season. Accordingly, results of operations and cash flows for any one quarter are not necessarily indicative of expected results for any other quarter or for any other year.

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

As a result of the Tax Act, most of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. As of December 31, 2018, we held $94.7 million of our total $123.4 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $94.7 million, $1.2 million could potentially be restricted. If the remaining $93.5 million were to be immediately repatriated to the U.S., no additional U.S. federal income tax expense would be incurred.

Senior Revolving Credit Facility

In December 2011, the Company entered into a revolving credit facility (the “Facility”), pursuant to an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. The Credit Agreement contains certain covenants that restrict certain actions by the Company, including (i) stock repurchases to an aggregate of $250.0 million per year, subject to certain restrictions; and (ii) capital expenditures and commitments to $70.0 million per year. The Credit Agreement also permits intercompany loans of up to $375.0 million and requires the Company to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed the lesser of $40.0 million or 40% of the total commitments during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of (i) 3.00 to 1.00 at December 31, 2018 and March 31, 2019, (ii) 2.75 to 1.00 at June 30, 2019, and (iii) 2.50 to 1.00 at September 30, 2019 and the last day of each quarter thereafter. As of December 31, 2018, the Company was in compliance with all financial covenants under the Credit Agreement.

At December 31, 2018, the Company had $120.0 million in outstanding borrowings, maturing in February 2021, and $0.6 million in outstanding letters of credit under the Facility, resulting in $129.4 million of available credit for future financing needs.

On February 6, 2019, the Company entered into the Eighteenth Amendment to the Amended and Restated Credit Agreement which increased the total commitments under the Credit Agreement to $300.0 million from $250.0 million.

The Company also has revolving credit facilities in Asia, from which the Company had no borrowings during the years ended December 31, 2018 and 2017 or outstanding at December 31, 2018 or 2017.

Consolidated Statements of Cash Flows

Our consolidated statements of cash flows are summarized as follows:

	Year Ended December 31,		2018-2017
	2018	2017
	(in thousands)
Cash provided by operating activities	$114,162	$98,264	$15,898
Cash used in investing activities	(10,110)	(11,538)	1,428
Cash used in financing activities	(148,802)	(65,370)	(83,432)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,775)	3,053	(7,828)
Net change in cash, cash equivalents, and restricted cash	$(49,525)	$24,409	$(73,934)

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for non-cash items and changes in working capital. Cash provided by operating activities increased $15.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in cash provided by operating activities resulted from the combined impacts of an increase in net income adjusted for non-cash items, which resulted in a favorable change of $48.8 million, and an unfavorable change in our operating assets and liabilities of $32.9 million. The favorable change in net income adjusted for non-cash items was driven primarily by higher net income of $40.2 million, as well as higher losses on disposals of property and equipment, higher deferred tax expenses, and higher non-cash share-based compensation. This was offset in part by lower depreciation and amortization expenses, lower asset impairments, and a gain in unrealized foreign currency compared to a loss in 2017. Higher accounts receivable, reflective of higher revenues, drove a use of cash $25.2 million higher compared to 2017. Changes in inventories were a $25.3 million use of cash compared to the same period in 2017, changes in prepaid expenses and other assets were a $9.2 million use of cash compared to 2017, and changes in income taxes contributed an additional use of cash of $1.4 million. Increased accounts payable, accrued expenses, and other liabilities at December 31, 2018 compared to December 31, 2017, were a source of $28.2 million in cash as we improved our cash management.

Investing Activities. The $1.4 million decrease in cash used in investing activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 is primarily due to lower net capital asset expenditures, as we are opening fewer new stores and remodeling fewer stores each year as our retail fleet is reduced. Capital spend during the twelve months ended December 31, 2018 related primarily to information technology investments and improvements to distribution center and retail store assets.

Financing Activities. The $83.4 million increase in cash used in financing activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 resulted from: (i) the repurchase of outstanding Series A Preferred for $183.7 million, (ii) cash dividends paid of $9.0 million and payments to induce conversion of the Series A Preferred of $12.0 million, compared to $12.0 million of dividends paid in 2017; and (iii) repurchases of our common stock for $63.1 million compared to $50.0 million during 2017. These increases in cash used were partially offset by higher borrowings of $114.5 million, used to partially fund the repurchase of Series A Preferred and payments to induce conversion, and lower repayments on borrowings of $7.9 million.

Stock Repurchase Plan Authorizations

On February 20, 2018, the Board of Directors approved an increase in our repurchase authorization, allowing for repurchase of up to $500.0 million of our common stock. The number, price, and timing of the repurchases are at the Company’s sole discretion, subject to certain restrictions on repurchases under the Company’s Facility, and may be made depending on market conditions, liquidity needs, or other factors. The Company’s Board of Directors may suspend, modify, or terminate the program at any time without prior notice. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate the Company to acquire any amount of its common stock.

The Company repurchased 3.6 million shares of its common stock at a cost of $63.1 million, including commissions, and 5.7 million shares of its common stock at a cost of $50.0 million, including commissions, during the years ended December 31, 2018 and 2017, respectively.

Series A Convertible Preferred Stock Repurchase

On December 5, 2018, pursuant to the terms of a Share Repurchase Agreement among the Company and holders of the Series A Preferred, (i) the Company repurchased from the holders of the Series A Preferred, 100,000 shares of Series A Preferred with a carrying value of $100.0 million for an aggregate cash payment of $183.7 million, (ii) the holders of the Series A Preferred converted the remaining 100,000 shares of Series A Preferred that they owned into 6,896,548 shares of common stock, and (iii) the Company paid to the holders of the Series A Preferred an aggregate cash payment of $15.0 million to induce conversion, of which $12.0 million was paid at closing, with the remaining $3.0 million paid in January 2019.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2018, other than certain operating lease and purchase commitments, which are described in Note 14 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes aggregate information about our significant contractual cash obligations as of December 31, 2018:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$198,672	$42,455	$66,013	$36,055	$54,149
Inventory purchase obligations with third-party manufacturers (2)	165,269	165,269	—	—	—
Other contracts (3)	44,405	34,909	8,094	1,402	—
Minimum licensing royalties (4)	2,818	2,014	804	—	—
Debt obligations (5)	120,000	—	120,000	—	—
Total	$531,164	$244,647	$194,911	$37,457	$54,149
(1) Our operating lease obligations consist of leases for real estate, which includes retail, warehouse, distribution center, and office spaces, expiring at various dates through 2033. This balance represents the minimum cash commitment under contract to various third parties for operating lease obligations, including $25.4 million related to the new distribution center in Dayton, Ohio. Operating lease obligations include the effect of rent escalation clauses and deferred rent, but does not include certain contingent rent clauses that may require additional rental amounts based on sales volume, inventories, etc. as these amounts are not determinable for future periods.
(2) Our inventory purchase obligations with third-party manufacturers consist of open purchase orders for footwear products and include an immaterial amount of purchase commitments with certain third-party manufacturers for yet-to-be-received finished product where title passes to us upon receipt. All purchase obligations with third-party manufacturers are expected to be paid within one year.
(3) Other contracts include $23.1 million of future commitments related to the new distribution center in Dayton, Ohio, the final inducement payment of $3.0 million, paid in January 2019, related to the conversion of Series A Preferred, and various agreements with third-party providers, primarily for information technology and financial services.
(4) Our minimum licensing royalties consist of usage-based payments for the right to use various licenses, trademarks and copyrights in the production of our footwear and accessories. Royalty obligations are based on minimum guarantees under contract; however, may include additional royalty obligations based on sales volume that are not determinable for future periods.
(5) Our debt obligations consist of long-term borrowings on our Facility, maturing in February 2021.

In January 2019, the Company entered into a lease for its new corporate headquarters and regional office in Broomfield, Colorado. The contractual commitment related to this lease, with payments beginning in March 2020 and continuing through August 2030, is approximately $20.4 million.

Excluded from the table above is a $3.7 million liability for unrecognized tax benefits as of December 31, 2018, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever.

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

Our estimated sales returns and allowances are based on customer return history and actual outstanding returns yet to be received. Changes to our estimates for customer returns, allowances and discounts may be caused by many factors, including, but not limited to whether customers accept our new styles, customer inventory levels, shipping delays or errors, known or suspected product defects, the seasonal nature of our products, and macroeconomic factors affecting our customers. Historically, actual amounts of customer returns, allowances and discounts have not differed significantly from our estimates. A hypothetical 1% increase in our reserves for returns, allowances and discounts as of December 31, 2018 would have decreased our 2018 revenues by approximately $5.5 million. See Item 15 — Schedule II to the accompanying consolidated financial statements for an analysis of the activity in our sales returns, allowances and discounts.

Impairment of Other Long-Lived Assets

Property and equipment along with other long-lived assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that their carrying values may not be fully recoverable. Testing of long-lived assets for impairment is at the level of an asset group, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In our retail business, the asset group for impairment testing is each individual retail store. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition, where applicable. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value, less costs to sell.

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

During 2018, 2017, and 2016, we recorded non-cash impairment of $2.2 million, $5.3 million, and $3.1 million, respectively, to reduce the net carrying value of certain long-lived assets to their estimated fair values, including a $1.3 million to reduce the carrying values of certain supply chain assets related to the closure of our Mexico and Italy manufacturing and distribution facilities,
$4.8 million write-off for a discontinued project in 2017, $0.4 million related to goodwill in 2016, and $0.9 million, $0.5 million, and $2.7 million, respectively, related to underperforming company-operated retail stores. See Note 3 — Property and Equipment, Net in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to long-lived asset impairments.

Contingencies and Legal Proceedings

We are periodically exposed to various contingencies in the ordinary course of conducting our business, including certain litigation, contractual disputes, employee relations matters, various tax or other governmental audits, and trademark and intellectual property matters and disputes. We record a liability for such contingencies to the extent that we conclude their occurrence is probable and the related losses are estimable. In addition, if it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, we disclose the estimated impact on our liquidity, financial condition, and results of operations, if practicable. Management considers many factors in making these assessments. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties, and governmental actions. As a result, the accounting for loss contingencies relies heavily on management’s judgment in developing the related estimates and assumptions. See Note 14 — Commitments and Contingencies and Note 16 — Legal Proceedings in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding our contingencies and legal proceedings.

Income Taxes

As a result of the Tax Act, we recorded provisional estimates in accordance with SAB 118, during the year ended December 31, 2017 in relation to the revaluation of our net deferred tax assets at the lower U.S. corporate income tax rate and the additional tax expense associated with the deemed repatriation tax. During the year ended December 31, 2018, we recorded measurement period adjustments related to the provisional estimates. We have not changed our indefinite reinvestment assertion, and we have elected to account for the impact of global intangible low tax income based on the period cost method. While we consider our accounting for the Tax Act to be complete, we continue to evaluate new guidance and legislation as it is issued.

We account for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We account for the tax effects of global intangible low-taxed income (“GILTI”) as a component of income tax expense in the period the tax arises, to the extent applicable. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The impact of an uncertain tax position that is more likely than not of being sustained upon examination by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. While the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. We recognize interest and penalties related to unrecognized tax benefits within the ‘Income tax expense’ line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-U.S. operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S. and foreign subsidiaries. Foreign withholding taxes have not been provided on cumulative undistributed foreign earnings of the non-U.S. subsidiaries as of December 31, 2018 which are considered to be indefinitely reinvested outside of the U.S.

See Note 12 — Income Taxes in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to income taxes.

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

Borrowings under our Facility bear interest at a variable rate. For domestic rate loans, including swing loans, the interest rate is equal to a daily base rate plus a margin of 0.75%. For domestic London Interbank Borrowing Rate (“LIBOR”) rate loans, the interest rate is equal to a LIBOR rate plus a margin of 1.75% as of December 31, 2018.

Borrowings under our Facility are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of December 31, 2018, we had $120.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under our Facility. As of December 31, 2017, there were no borrowings outstanding under our Facility. If our $120.0 million borrowings had been outstanding for the full year ended December 31, 2018, a hypothetical increase of 1% in the interest rate on these borrowings would have increased interest expense by $1.2 million.

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

We have experienced and will continue to experience changes in foreign currency rates, impacting both results of operations and the value of assets and liabilities denominated in foreign currencies. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of December 31, 2018, the USD notional value of our outstanding foreign currency forward exchange contracts was approximately $194.6 million. The net fair value of these contracts at December 31, 2018 was a liability of $1.3 million.

Effects of Changes in Exchange Rates on Translated Results of International Subsidiaries

Changes in exchange rates have a direct effect on our reported USD consolidated financial statements because we translate the operating results and financial position of our international subsidiaries to USD using current period exchange rates. Specifically, we translate the statements of operations of our foreign subsidiaries into the USD reporting currency using exchange rates in effect during each reporting period. As a result, comparisons of reported results between reporting periods may be impacted significantly due to differences in the exchange rates used to translate the operating results of our international subsidiaries. For example, in our EMEA operating segment, where the functional currencies are primarily the Euro and the Russian Ruble, when the USD strengthens relative to the Euro, our reported USD results are lower than if there had been no change in the exchange rate, because more Euros are required to generate the same USD translated amount. Conversely, when the USD weakens relative to the Euro, the reported USD results of our EMEA operating segment are higher compared to a period with a stronger USD relative to the Euro. Similarly, the reported USD results of our Asia Pacific operating segment, where the functional currencies are primarily the Japanese Yen, Chinese Yuan, and Korean Won, are comparatively lower or higher when the USD strengthens or weakens, respectively, relative to these currencies.

An increase of 1% of the value of the USD relative to foreign currencies would have decreased our income before taxes during the year ended December 31, 2018 by approximately $0.9 million. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K for a discussion of the impact of the change in foreign exchange rates on our USD consolidated statement of operations for the years ended December 31, 2018, 2017, and 2016.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the index to consolidated financial statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in the report which appears herein.

Changes in Internal Control Over Financial Reporting

In the three months ended December 31, 2018, in order to facilitate our adoption of the new lease accounting standard on January 1, 2019, we implemented internal controls to help ensure we adequately evaluated our lease arrangements and assessed the impact to our financial statements. We are in the process of finalizing the implementation of new software to address the new lease guidance requirements. We expect to continue to implement additional internal controls related to the adoption of this standard in the first quarter of 2019. There have been no other changes during the three months ended December 31, 2018 to our ICFR, as defined in Exchange Act Rule 13a-15(f), that materially affected or are reasonably likely to materially affect our ICFR.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Crocs, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
February 28, 2019

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2018.

Code of Ethics

We have a written code of ethics in place that applies to all our employees, including our principal executive officer and principal financial officer. A copy of our code of ethics is available on our website: www.crocs.com. We are required to disclose certain changes to, or waivers from, that code for our senior financial officers. We intend to use our website as a method of disseminating any change to, or waiver from, our code of ethics as permitted by applicable SEC rules.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018, with the exception of those items listed below.

Securities Authorized for Issuance under Equity Compensation Plans

As shown in the table below, we reserved 2.7 million shares of common stock for future issuance pursuant to exercise of outstanding awards under equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options and Rights (2)	Weighted Average Exercise Price of Outstanding Options (3)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders (1)	2,746,793	$11.05	2,448,728
Equity compensation plans not approved by stockholders	—	—	—
Total	2,746,793	$11.05	2,448,728
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
(2) The number of shares outstanding includes restricted stock awards and restricted stock units that were outstanding on December 31, 2018 and assumes target performance for performance-based equity awards.
(3) The weighted average exercise price of outstanding options pertains to 0.4 million shares issuable on the exercise of outstanding options and rights.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018.

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

10.6	*	Form of Restricted Stock Option Agreement under the 2007 Plan (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on July 1, 2011).

10.7	*	Crocs, Inc. 2008 Cash Incentive Plan (As Amended and Restated) (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 7, 2017).

10.8	*	Crocs, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 9, 2015).

10.9	*	Andrew Rees Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 13, 2018).

10.10
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

10.11
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
10.12
Second Amendment to Amended and Restated Credit Agreement, dated June 12, 2013, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on July 30, 2013).

10.13
Third Amendment to Amended and Restated Credit Agreement, dated December 27, 2013, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on December 30, 2013).

10.14
Fourth Amendment to Amended and Restated Credit Agreement, dated March 27, 2014, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on May 1, 2014).

10.15
Fifth Amendment to Amended and Restated Credit Agreement, dated September 26, 2014, among Crocs, Inc., Crocs Retail, Inc., Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on October 29, 2014).

10.16
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

10.18
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

10.20
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

10.22
Twelfth Amendment to Amended and Restated Credit Agreement, dated June 13, 2016, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 5, 2016).

10.23
Thirteenth Amendment to Amended and Restated Credit Agreement, dated November 22, 2016, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.32 to Crocs, Inc.’s Annual Report on Form 10-K, filed on March 1, 2017).

Exhibit Number		Description
10.24
Fourteenth Amendment to Amended and Restated Credit Agreement, dated October 13, 2017, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.23 to Crocs, Inc.’s Annual Report on Form 10-K, filed on February 28, 2018).

10.25
Fifteenth Amendment to Amended and Restated Credit Agreement, dated February 22, 2018, among Crocs, Inc., Crocs Retail, LLC, Ocean Minded, Inc., Jibbitz, LLC, Bite, Inc., the lenders named therein, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.24 to Crocs, Inc.’s Annual Report on Form 10-K, filed on February 28, 2018).

10.26
Sixteenth Amendment to Amended and Restated Credit Agreement, dated November 5, 2018, among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, the lenders named therein, KeyBank National Association, as syndication agent and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.3 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on November 8, 2018).

10.27
Seventeenth Amendment to Amended and Restated Credit Agreement, dated December 2, 2018, among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, the lenders named therein, KeyBank National Association, as syndication agent and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on December 3, 2018).

10.28
Eighteenth Amendment to Amended and Restated Credit Agreement, dated February 6, 2019, among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, the lenders named therein, KeyBank National Association, as syndication agent and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on February 12, 2019).

10.29	*	Crocs, Inc. Change of Control Plan (as Amended and Restated) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on October 4, 2018).

10.30
Investment Agreement, dated December 28, 2013, between Crocs, Inc. and Blackstone Capital Partners VI L.P. (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on December 30, 2013).

10.31
First Amendment to Investment Agreement, dated January 27, 2014, between Crocs, Inc. and Blackstone Capital Partners VI L.P. (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on January 27, 2014).

10.32
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

10.35	*	Employment Offer Letter, dated May 13, 2014, between Crocs, Inc. and Andrew Rees (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on May 14, 2014).

10.36	*
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

10.38	*
Consulting Agreement, dated February 27, 2017, between Crocs, Inc. and Gregg Ribatt (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on March 1, 2017).

Exhibit Number		Description
10.39	*
Employment Offer Letter, dated November 4, 2015, between Crocs, Inc. and Carrie Teffner (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on November 5, 2015).

10.40	*
Employment Offer Letter, dated August 1, 2018, between Crocs, Inc. and Anne Mehlman (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 7, 2018).

10.41
Share Repurchase Agreement, dated December 2, 2018, by and among Crocs, Inc., Blackstone Capital Partners VI L.P. and Blackstone Family Investment Partnership VI-ESC L.P. (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on December 3, 2018).

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
* Compensatory plan or arrangement.
† Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 28, 2019.

CROCS, INC. a Delaware Corporation
By:	/s/ ANDREW REES
	Name:	Andrew Rees
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW REES	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2019
Andrew Rees

/s/ ANNE MEHLMAN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
Anne Mehlman

/s/ THOMAS J. SMACH	Chairman of the Board	February 28, 2019
Thomas J. Smach

/s/ IAN M. BICKLEY	Director	February 28, 2019
Ian M. Bickley

/s/ RONALD L. FRASCH	Director	February 28, 2019
Ronald L. Frasch

/s/ WILLIAM GRAY	Director	February 28, 2019
William Gray

/s/ PRAKASH A. MELWANI	Director	February 28, 2019
Prakash A. Melwani

/s/ DOUGLAS J. TREFF	Director	February 28, 2019
Douglas J. Treff

/s/ DOREEN A. WRIGHT	Director	February 28, 2019
Doreen A. Wright

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Crocs, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 28, 2019

We have served as the Company's auditor since 2005.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$1,088,205	$1,023,513	$1,036,273
Cost of sales	528,051	506,292	536,109
Gross profit	560,154	517,221	500,164
Selling, general and administrative expenses	495,028	494,601	503,174
Asset impairments	2,182	5,284	3,144
Income (loss) from operations	62,944	17,336	(6,154)
Foreign currency gains (losses), net	1,318	563	(2,454)
Interest income	1,281	870	692
Interest expense	(955)	(869)	(836)
Other income, net	569	280	1,539
Income (loss) before income taxes	65,157	18,180	(7,213)
Income tax expense	14,720	7,942	9,281
Net income (loss)	50,437	10,238	(16,494)
Dividends on Series A convertible preferred stock (1)	(108,224)	(12,000)	(12,000)
Dividend equivalents on Series A convertible preferred stock related to redemption value accretion and beneficial conversion feature (1)	(11,429)	(3,532)	(3,244)
Net loss attributable to common stockholders	$(69,216)	$(5,294)	$(31,738)
Net loss per common share:
Basic	$(1.01)	$(0.07)	$(0.43)
Diluted	$(1.01)	$(0.07)	$(0.43)
Weighted average common shares outstanding:
Basic	68,421	72,255	73,371
Diluted	68,421	72,255	73,371
(1) On December 5, 2018, all issued and outstanding shares of Series A Convertible Preferred Stock were repurchased in exchange for cash or converted to common stock. As a result, amounts reported for the year ended December 31, 2018, include amounts resulting from the repurchase and conversion, in addition to dividends, payments to induce conversion, and accretion of dividend equivalents prior to December 5, 2018. See Note 1 — Basis of Presentation and Summary of Significant Accounting Policies, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$50,437	$10,238	$(16,494)
Other comprehensive income (loss):
Foreign currency gains (losses), net	(6,846)	12,202	(4,683)
Reclassification of foreign currency translation loss to income (1)	(4,412)	—	—
Total comprehensive income (loss)	$39,179	$22,440	$(21,177)
(1) Reclassification of cumulative foreign currency translation adjustment upon closure of manufacturing operations, presented within ‘Selling, general and administrative expenses’ on the consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$123,367	$172,128
Accounts receivable, net of allowances of $20,477 and $31,389, respectively	97,627	83,518
Inventories	124,491	130,347
Income taxes receivable	3,041	3,652
Other receivables	7,703	10,664
Restricted cash - current	1,946	2,144
Prepaid expenses and other assets	22,123	22,596
Total current assets	380,298	425,049
Property and equipment, net	22,211	35,032
Intangible assets, net	45,690	56,427
Goodwill	1,614	1,688
Deferred tax assets, net	8,663	10,174
Restricted cash	2,217	2,783
Other assets	8,208	12,542
Total assets	$468,901	$543,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,231	$66,381
Accrued expenses and other liabilities	102,171	84,460
Income taxes payable	5,089	5,515
Current portion of borrowings	—	662
Total current liabilities	184,491	157,018
Long-term income taxes payable	4,656	6,081
Long-term borrowings	120,000	—
Other liabilities	9,446	12,298
Total liabilities	318,593	175,397
Commitments and contingencies:
Series A convertible preferred stock, 0.0 million and 0.2 million shares outstanding, liquidation preference $0 million and $203 million, respectively	—	182,433
Stockholders’ equity:
Preferred stock, par value $0.001 per share, none outstanding	—	—
Common stock, par value $0.001 per share, 103.0 million and 94.8 million issued, 73.3 million and 68.8 million shares outstanding, respectively	103	95
Treasury stock, at cost, 29.7 million and 26.0 million shares, respectively	(397,491)	(334,312)
Additional paid-in capital	481,133	373,045
Retained earnings	121,215	190,431
Accumulated other comprehensive loss	(54,652)	(43,394)
Total stockholders’ equity	150,308	185,865
Total liabilities and stockholders’ equity	$468,901	$543,695

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	72,851	$94	20,250	$(283,913)	$353,241	$227,463	$(50,913)	$245,972
Share-based compensation	—	—	—	—	10,736	—	—	10,736
Exercises of stock options and issuance of restricted stock awards	749	—	37	(324)	420	—	—	96
Series A preferred dividends	—	—	—	—	—	(12,000)	—	(12,000)
Series A preferred accretion	—	—	—	—	—	(3,244)	—	(3,244)
Net loss	—	—	—	—	—	(16,494)	—	(16,494)
Other comprehensive loss	—	—	—	—	—	—	(4,683)	(4,683)
Balance at December 31, 2016	73,600	$94	20,287	$(284,237)	$364,397	$195,725	$(55,596)	$220,383
Share-based compensation	—	—	—	—	11,619	—	—	11,619
Exercises of stock options and issuance of restricted stock awards	850	1	41	(75)	(2,971)	—	—	(3,045)
Repurchases of common stock	(5,659)	—	5,659	(50,000)	—	—	—	(50,000)
Series A preferred dividends	—	—	—	—	—	(12,000)	—	(12,000)
Series A preferred accretion	—	—	—	—	—	(3,532)	—	(3,532)
Net income	—	—	—	—	—	10,238	—	10,238
Other comprehensive income	—	—	—	—	—	—	12,202	12,202
Balance at December 31, 2017	68,791	$95	25,987	$(334,312)	$373,045	$190,431	$(43,394)	$185,865
Share-based compensation	—	—	—	—	13,732	—	—	13,732
Exercises of stock options and issuance of restricted stock awards	1,238	1	49	(48)	(725)	—	—	(772)
Repurchases of common stock	(3,620)	—	3,620	(63,131)	—	—	—	(63,131)
Series A preferred repurchase (1)	—	—			—	(84,224)		(84,224)
Series A preferred conversion (2)	6,897	7	—	—	99,993	—	—	100,000
Series A preferred dividends (3)	—	—	—	—	—	(24,000)	—	(24,000)
Series A preferred accretion, net (4)	—	—	—	—	(6,138)	(11,429)	—	(17,567)
Net income	—	—	—	—	—	50,437	—	50,437
Other comprehensive loss	—	—	—	—	—	—	(11,258)	(11,258)
Other	—	—	—	—	1,226	—	—	1,226
Balance at December 31, 2018	73,306	$103	29,656	$(397,491)	$481,133	$121,215	$(54,652)	$150,308
(1) Repurchase premium is the difference between cash paid and the carrying value of 100,000 shares of Series A Convertible Preferred Stock repurchased, including other costs associated with the transaction.
(2) Represents the issuance of common stock upon conversion of 100,000 shares of Series A Convertible Preferred Stock.
(3) Represents Series A Convertible Preferred Stock cash dividends declared and paid of $9.0 million, and $15.0 million of payments paid and payable to induce conversion.
(4) Represents total accretion of $17.6 million, net of $6.1 million acquired value of beneficial conversion feature attributable to repurchased Series A Convertible Preferred Stock.

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$50,437	$10,238	$(16,494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,250	33,130	34,043
Unrealized foreign currency (gain) loss, net	(1,455)	1,025	(9,027)
(Gain) loss on disposals of assets	5,019	(842)	547
Share-based compensation	13,105	9,773	10,736
Asset impairments	2,182	5,284	3,144
Provision (recovery) for doubtful accounts, net	711	(589)	3,230
Deferred taxes	959	(3,093)	(388)
Other non-cash items	1,994	(1,564)	(44)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(24,623)	620	2,408
Inventories	(1,987)	23,319	20,371
Prepaid expenses and other assets	9,703	18,907	(4,532)
Accounts payable	12,953	(2,714)	(1,354)
Accrued expenses and other liabilities	18,065	5,489	2,884
Income taxes	(2,151)	(719)	(5,770)
Cash provided by operating activities	114,162	98,264	39,754
Cash flows from investing activities:
Purchases of property, equipment, and software	(11,979)	(13,117)	(22,194)
Proceeds from disposal of property and equipment	1,856	1,579	2,438
Other	13	—	(100)
Cash used in investing activities	(10,110)	(11,538)	(19,856)
Cash flows from financing activities:
Proceeds from borrowings	120,000	5,500	31,582
Repayments of borrowings	(662)	(8,611)	(35,627)
Series A preferred stock repurchase	(183,724)	—	—
Dividends — Series A convertible preferred stock (1)	(21,015)	(12,000)	(12,000)
Repurchases of common stock	(63,131)	(50,000)	—
Other	(270)	(259)	(398)
Cash used in financing activities	(148,802)	(65,370)	(16,443)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,775)	3,053	(255)
Net change in cash, cash equivalents, and restricted cash	(49,525)	24,409	3,200
Cash, cash equivalents, and restricted cash—beginning of year	177,055	152,646	149,446
Cash, cash equivalents, and restricted cash—end of year	$127,530	$177,055	$152,646

Cash paid for interest	$462	$434	$653
Cash paid for income taxes	18,633	13,208	12,344
(1) Represents Series A Convertible Preferred Stock cash dividends declared and paid of $9.0 million and $12.0 million paid to induce conversion for the year ended December 31, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise noted in this report, any description of the “Company,” “Crocs,” “we,” “us,” or “our” includes Crocs, Inc. and its consolidated subsidiaries within our reportable operating segments and corporate operations. The Company is engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear characterized by functionality, comfort, color, and lightweight design. Our reportable operating segments include: the Americas, operating in North and South America; Asia Pacific, operating throughout Asia, Australia, and New Zealand; and Europe, Middle East, and Africa (“EMEA”), operating throughout Europe, Russia, the Middle East, and Africa.

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, sales returns, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, uncertain tax positions, income tax expense, share-based compensation expense, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, depreciation, and provisions for contingencies are reasonable based on information available at the time they are made. Management also makes estimates in the assessments of potential losses in relation to tax matters and threatened or pending legal proceedings (see Note 12 — Income Taxes and Note 16 — Legal Proceedings).To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Reclassifications

The Company has reclassified certain amounts on the consolidated balance sheets, the consolidated statements of cash flows, and Note 2 — Recent Accounting Pronouncements, Note 5 — Accrued Expenses and Other Liabilities, Note 6 — Fair Value Measurements, Note 8 — Revolving Credit Facility and Bank Borrowings, Note 12 — Income Taxes, and Note 14 — Commitments and Contingencies to conform to current period presentation.

Transactions with Affiliates

The Company receives services from three subsidiaries of Blackstone Capital Partners VI L.P. (“Blackstone”). Blackstone and certain of its permitted transferees beneficially owned all the outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) until December 5, 2018, the closing date of an agreement with Blackstone and certain of its permitted transferees, whereby: (i) the Company repurchased 100,000 shares of Series A Preferred for an aggregate purchase price of $183.7 million; (ii) the Series A Preferred holders converted the remaining 100,000 shares of Series A Preferred into 6,896,548 shares of common stock; and (iii) the Company paid the holders $15.0 million to induce conversion, of which $12.0 million was paid at closing, with the remaining $3.0 million paid in January 2019.

The Company applied the accounting prescribed in Appendix D, Topic No. D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” as summarized in Emerging Issues Task Force abstracts for the repurchase and conversion. For accounting purposes, the repurchase was categorized as a redemption and the payments to induce conversion were treated as deemed dividends. For more information on the repurchase and conversion, see Note 9 — Equity. For more information on the earnings per share impact of the repurchase and conversion, see Note 13 — Earnings per Share.

Certain Blackstone subsidiaries provide various services to the Company, including inventory count services, cybersecurity and consulting, and workforce management services. The Company incurred expenses of $0.8 million, $0.7 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016 respectively, for these services, which are reported in ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

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

Cost of Sales

Our cost of sales includes costs incurred to design, produce, procure, and ship our footwear. These costs include our raw materials, both direct and indirect labor, shipping and handling including freight costs, utilities, maintenance costs, depreciation, packaging, and other manufacturing overheads and costs. During 2018, we transitioned all production of our products to third-party contract manufacturers.

Research, Design, and Development Expenses

We continue to dedicate significant resources to product design and development based on opportunities we identify in the marketplace. We incurred expenses of $14.1 million, $13.4 million, and $11.9 million in research, design, and development activities for the years ended December 31, 2018, 2017, and 2016, respectively, which are expensed as incurred and are reported in ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

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

Total marketing expenses, inclusive of advertising, production, promotion, and agency expenses, including variable marketing expenses, were $68.6 million, $59.1 million, and $56.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. Prepaid advertising and promotional endorsement expenses of $7.5 million and $7.0 million, were included in ‘Prepaid expenses and other assets’ in the consolidated balance sheets at December 31, 2018 and 2017, respectively.

Selling, general and administrative expenses consist primarily of labor and outside services, rent expense, bad debt expense, legal costs, amortization of intangible assets, as well as certain depreciation costs related to corporate, non-product, and non-manufacturing assets and share-based compensation. Selling, general and administrative expenses also include costs for our marketing and sales organizations, and other functions including finance, legal, human resources and information technology.

Other Income, Net

Other income, net primarily includes gains and losses associated with activities not directly related to making and selling footwear, as well as certain gains or losses on sales of non-operating assets.

Foreign Currency Gains (Losses), Net

Foreign currency gains (losses), net includes realized and unrealized foreign exchange gains and losses resulting from remeasurement and settlement of foreign-currency transactions denominated in a currency other than the functional currency of an entity, and realized and unrealized gains and losses on forward foreign currency exchange derivative contracts. Realized foreign exchange gains and losses are reported in the operating segment in which they occur. Foreign exchange gains and losses on intercompany balances and forward foreign exchange derivative contracts are reported within corporate operations.

Other Comprehensive Income (Loss)

Our foreign subsidiaries use their foreign currency as their functional currency. Functional currency assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses are reported in other comprehensive income (loss), until the substantial disposition of a subsidiary, at which time accumulated translation gains or losses are reclassified into net income.

Income Taxes

Income taxes are accounted for using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We account for the tax effects of global intangible low-taxed income (“GILTI”) as a component of income tax expense in the period the tax arises, to the extent applicable. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We recognize interest and penalties related to income tax matters in income tax expense in the consolidated statement of operations. See Note 12 — Income Taxes for further discussion.

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

We estimate the market value of inventory based on an analysis of historical sales trends of our individual product lines, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house for future sales of inventory, as well as plans to sell discontinued or end-of-life inventory through our outlet stores, among other off-price channels. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions. If the estimated market value is less than its carrying value, the carrying value is adjusted to the market value and the difference is recorded in ‘Cost of sales’ in our consolidated statements of operations.

Reserves for the risk of physical loss of inventory are estimated based on historical experience and are adjusted based upon physical inventory counts, and recorded within ‘Cost of sales’ in our consolidated statements of operations.

As of December 31, 2018 and 2017, our finished goods inventories accounted for approximately 100.0% and 97.5%, respectively, of our consolidated inventories, and the remaining balance consisted of raw materials and work-in-process.

Property and Equipment, Net

Property, equipment, furniture, and fixtures are stated at original cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful asset lives, which are reviewed periodically and have the following ranges: machinery and equipment: 2 to 5 years; furniture, fixtures, and other: 2 to 10 years. Leasehold improvements are stated at cost and amortized on a straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. Depreciation of manufacturing assets is included in cost of sales in our consolidated statements of operations for 2016, 2017, and through the third quarter of 2018 when all manufacturing was transferred to third-party manufacturers. Depreciation related to corporate, non-product, and non-manufacturing assets is included in ‘Selling, general and administrative expenses’ in our consolidated statements of operations. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and the resulting gain or loss, if any, is reflected in ‘Income (loss) from operations’ in the consolidated statements of operations.

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

Direct costs of acquiring or developing internal-use computer software, including costs of employees, are capitalized and classified within intangible assets. Software maintenance and training costs are expensed in the period incurred. Initial costs associated with internally-developed-and-used software are expensed until it is determined that the project has reached the application development stage, after which subsequent additions, modifications, or upgrades are capitalized to the extent that they add functionality. The Company’s capitalized software consists primarily of enterprise resource system software, warehouse management software, and point of sale software. Amortization for software is provided using the straight-line method over the estimated useful asset lives, which are reviewed periodically and range from 2 to 8 years. Amortization of capitalized software used in manufacturing activities is included in ‘Cost of sales’ in the consolidated statements of operations for 2016, 2017, and through the third quarter of 2018 when all manufacturing was transferred to third-party manufacturers. Amortization related to corporate, non-product, and non-manufacturing assets, such as the Company’s global information systems, is included in ‘Selling, general, and administrative expenses’ in the consolidated statements of operations.

Amortization for patents, copyrights, and trademarks is provided using the straight-line method over the estimated useful asset lives, which are reviewed periodically and range from 7 to 25 years.

Disposals of Property and Equipment and Intangible Assets

The Company recognized net losses on disposals of property and equipment and intangible assets of $4.8 million and $0.5 million, respectively, for the years ended December 31, 2018 and 2016, and net gains on disposals of property and equipment and intangible assets of $0.8 million for the year ended December 31, 2017, which are included in ‘Selling, general and administrative expenses’ in the consolidated statement of operations.

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

Stock Options

Stock options are granted with exercise prices equal to the fair market value of our common stock on the date of grant. We use the Black-Scholes option-pricing model to estimate the grant date fair value of stock options, which requires the use of assumptions, including the expected term of the option, expected volatility of our stock price, our expected dividend yield, and the risk-free interest rate, among others. These assumptions reflect our best estimates, however; they involve inherent uncertainties including market conditions and employee behavior that are generally outside of our control. We expense all share-based compensation awarded based on the grant date fair value of the awards using the straight-line method over the requisite service period, adjusted for forfeitures.

Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)

The Company grants RSAs, service-condition RSUs, performance-condition RSUs, and market-condition RSUs. The grant date fair values of RSAs and service-condition and performance-condition RSUs are based on the closing market price of our common stock on the grant date; the grant date fair value and derived service period of market-condition RSUs is estimated using a Monte Carlo simulation valuation model. Our service-condition RSUs vest based on continued service; our performance-condition RSUs vest based on achievement of multiple weighted performance goals, certification of performance achievement by the Compensation Committee of the Board of Directors, and continued service; our market-condition RSUs vest based on the market price of the Company’s stock. Compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period. For performance-condition RSUs, compensation expense is updated for the Company’s expected performance level against performance goals at the end of each reporting period, which involves judgment as to achievement of certain performance metrics.

See Note 11 — Share-Based Compensation for additional information related to share-based compensation.

Earnings per Share

Basic and diluted earnings per common share (“EPS”) is presented using the two-class method. Participating securities are included in the computation of EPS on a pro-rata, if-converted basis. Diluted EPS reflects the potential dilution to common shareholders from securities that could share in the Company’s earnings. The dilutive effect of each participating security, if any, is calculated using the more dilutive of the two-class method described above. Anti-dilutive securities are excluded from diluted EPS. See Note 13 — Earnings per Share for additional information.

Derivative Foreign Currency Contracts

The Company enters into forward foreign currency exchange contracts (“contracts”) to mitigate the potential impact of foreign currency exchange rate risk. By policy, the Company does not enter into these contracts for trading purposes or speculation. The fair value of the contracts is reported either as an asset or liability in our consolidated balance sheets. Changes in the fair value of our contracts are recorded in ‘Foreign currency gains (losses), net’ in our consolidated statements of operations. The Company did not designate any derivative instruments for hedge accounting during any of the periods presented. See Note 7 — Derivative Financial Instruments for further information.

Foreign Currency Translation and Remeasurement

The financial position and operating results of the Company’s foreign subsidiaries are reported using their respective local currency as the functional currency. The Company recognizes and reports remeasurement gains and losses within ‘Foreign currency gains (losses), net’ in the consolidated statements of operations. Cumulative translation gain and losses are reported within ‘Other comprehensive income (loss)’.

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

The Company categorizes fair value measurements within the fair value hierarchy based upon the lowest level of the most significant inputs used to determine fair value.

The Company’s non-financial assets, which primarily consist of property and equipment, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value. See Note 6 — Fair Value Measurements for further discussion related to estimated fair value measurements.

Consolidated Statements of Cash Flows - Supplemental Schedule of Non-Cash Investing and Financing Activities

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Accrued purchases of property, equipment, and software	$1,141	$2,195	$2,728
Series A preferred stock conversion	100,000	—	—
Series A preferred stock accretion, net (1)	17,567	3,532	3,244
Vendor financed insurance premiums	—	1,450	2,082
(1) Represents total accretion of $17.6 million, net of $6.1 million acquired value of beneficial conversion feature attributable to repurchased Series A Preferred.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Income Tax Accounting Implications of the Tax Cuts and Jobs Act

In March 2018, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the income tax accounting implications of the U.S. Tax Cuts and Job Act (“Tax Act”), addressing the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As a result of the Tax Act, we recorded provisional estimates in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, during the year ended December 31, 2017 in relation to the revaluation of our net deferred tax assets at the lower U.S. corporate income tax rate and the additional tax expense associated with the deemed repatriation tax. During the year ended December 31, 2018, we recorded measurement period adjustments related to the provisional estimates. We now consider our accounting for the Tax Act complete. For more information, see Note 12 — Income Taxes.

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

Revenue Recognition

In May 2014, the FASB issued authoritative guidance related to revenue recognition from contracts with customers. On January 1, 2018, the Company adopted the guidance using the modified retrospective method. The comparative information presented in the consolidated financial statements was not restated and is reported under the accounting standards in effect for the periods presented. The adoption of this guidance did not have, and is not expected to have, a significant impact on our reported revenues, gross margins, income from operations, or cash flows from operations.

Substantially all of the Company’s revenues are recognized when control of product passes to customers when the products are shipped or delivered. Effective January 1, 2018, the Company changed its balance sheet presentation for expected product returns by reporting a product return asset for the right to receive returned products and a returns liability for amounts expected to be refunded to customers as a result of product returns. The product return asset is reported within ‘Prepaid expenses and other assets’ in the consolidated balance sheet. The returns liability and payments received from customers for future delivery of products are reported within ‘Accrued liabilities and other expenses’ in the consolidated balance sheet.

The Company elected to account for shipping and handling costs associated with outbound freight after control of product passes to customers as fulfillment costs, which are expensed as incurred and included in ‘Cost of sales’ in our consolidated statements of operations. There is no change to the Company’s comparative reporting of shipping and handling costs as a result of adoption.
The Company elected to expense incremental costs to obtain customer contracts, consisting primarily of commission incentives, when incurred and reports these costs within ‘Selling, general and administrative expenses’ in its consolidated statement of operations. There is no change to the Company’s comparative reporting of incremental costs to obtain customer contracts as a result of adoption.

The impact of adoption on the January 1, 2018 consolidated balance sheet was:

	December 31, 2017	Impact of Adoption (1)	January 1, 2018
	(in thousands)
Assets:
Accounts receivable, net	$83,518	$1,801	$85,319
Prepaid expenses and other assets	22,596	1,555	24,151

Liabilities:
Accrued expenses and other liabilities	84,460	3,356	87,816
(1) Prior to adoption, product return assets and return liabilities were reported within ‘Accounts receivable, net’, within the allowance for doubtful accounts. As of the adoption date, the product return assets were reclassified and reported as a component of ‘Prepaid expenses and other assets’, and return liabilities were reclassified to ‘Accrued expenses and other liabilities’ in the Company’s consolidated balance sheet.

The impact of the new revenue recognition guidance on our consolidated balance sheet as of December 31, 2018 was:

	December 31, 2018
	Balances Without Adoption	Effects of New Guidance (1)	As Reported
	(in thousands)
Assets:
Accounts receivable, net	$93,994	$3,633	$97,627
Prepaid expenses and other assets	19,327	2,796	22,123

Liabilities:
Accrued expenses and other liabilities	95,742	6,429	102,171
(1) The new revenue recognition guidance requires comparative disclosures of the effects of the new guidance on the Company’s consolidated financial statements for all interim periods and the annual period during the year of adoption. The new guidance did not have a significant effect on the Company’s consolidated statements of operations for the year ended December 31, 2018.

See Note 10 — Revenues for additional disclosures.

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

Leases

The Company’s lease portfolio consists primarily of real estate assets, which includes retail, warehouse, distribution center, and office spaces. Some of our retail lease agreements include variable payments based on a percentage of retail sales over contractual amounts, and others include periodic payment adjustment for inflation. Some of our leases also require us to pay maintenance, utilities, real estate taxes, insurance, and other operating expenses associated with the leased space. Based upon the nature of the items leased and the structure of the leases, substantially all of the Company’s leases are classified as operating leases and will continue to be operating leases under the new accounting standard discussed below.

In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance requires disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. This guidance and related amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted.

In July 2017, the Company established an implementation team and engaged external advisers and solution providers to develop a multi-phase plan to assess the Company’s leasing arrangements, as well as any changes to accounting policies, processes, or necessary systems. The Company procured the necessary software and services to facilitate adoption of the guidance, completed a detailed review of its leases and other contractual arrangements, assessed its systems and business processes, and related accounting procedures and controls requirements. The Company selected and implemented new software to support adoption of the new standard.

The Company has elected all of the available transition practical expedients, including the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company has elected not to apply ‘hindsight’ when adopting the standard for determining the reasonably certain lease term and in assessing impairments. The Company has elected the short-term lease exemption, which means the Company will not recognize a right-of-use asset or liability for leases that qualify for the short-term exemption and will recognize those lease expenses on a straight-line basis over the lease term in its consolidated statements of operations. Further, the Company has elected to not separate lease and non-lease components for all of its leases. The Company will also take a portfolio approach in applying its incremental borrowing rate based upon the information available to the Company at the adoption date to calculate the present value of the lease liabilities over the lease terms.

The Company will adopt this new lease standard on January 1, 2019. Additionally, the Company will elect the modified retrospective method of adoption with the cumulative-effect recognized through retained earnings upon adoption and will not restate prior periods. While the Company has not completed its evaluation of impairment of right-of-use assets upon adoption, the Company expects that the rationalization of the company-operated retail stores and impairments incurred in the historical periods prior to adoption will result, at a minimum, in an impairment of retail store right-of use-assets recognized through retained earnings upon adoption. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019. The Company is finalizing its implementation related to policies, processes and internal controls over lease recognition to assist in the application of the new lease standard as well as completing the implementation of new software to address the new lease guidance requirements.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of the new standard, we expect adoption to result in recognition of significant new right-of-use assets and lease liabilities in the Company’s consolidated balance sheet, and significant new disclosures in the footnotes to the Company’s consolidated financial statements. We are unable to quantify the impact at this time. The Company does not expect that adoption of the standard will have a significant effect on the consolidated operating income or the cash flows of the Company. The Company's bank covenants under our Senior Revolving Credit Facility will not be affected by the adoption of this new standard.

We have also entered into additional real estate leases that will commence in 2019 that will be accounted for under the new lease guidance. Future undiscounted obligations related to our real estate leases in effect as of December 31, 2018, as well as those real estate leases entered into prior to December 31, 2018 that contain lease commencement dates after January 1, 2019, are included in the table of future obligations disclosed in Note 14 — Commitments and Contingencies.

Implementation Costs Incurred in Cloud Computing Arrangements

In August 2018, the FASB issued authoritative guidance related to the treatment of implementation costs incurred in a hosting arrangement that is considered a service contract. This guidance becomes effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods, with early adoption permitted, and will be applied prospectively to all implementation costs incurred after the date of adoption. The Company does not expect this standard to have a material impact on its consolidated financial statements.

Other Pronouncements

Other new pronouncements issued but not effective until after December 31, 2018 are not expected to have a material impact on the Company’s consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

‘Property and equipment, net’ consists of the following:

	December 31,
	2018	2017
	(in thousands)
Leasehold improvements	$63,702	$72,961
Machinery and equipment	20,054	33,109
Furniture, fixtures, and other	16,779	19,776
Construction-in-progress	2,632	992
Property and equipment	103,167	126,838
Less: Accumulated depreciation and amortization	(80,956)	(91,806)
Property and equipment, net	$22,211	$35,032

Asset Retirement Obligations

The Company is contractually obligated under certain of its lease agreements to restore certain retail and office facilities back to their original condition. At lease inception, the estimated fair value of these liabilities is recorded along with a related asset. At December 31, 2018 and 2017, liabilities for asset retirement obligations were $2.0 million and $3.1 million, respectively, and are reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

Depreciation and Amortization Expense

Depreciation and amortization expense related to property and equipment, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of sales	$1,422	$2,278	$1,755
Selling, general and administrative expenses	11,180	12,723	13,312
Total depreciation and amortization expense	$12,602	$15,001	$15,067

Asset Impairments

During the years ended December 31, 2018, 2017, and 2016, the Company recorded impairments of $0.9 million, $0.5 million, and $2.7 million, respectively, for underperforming retail stores. During the year ended December 31, 2018, the Company recorded impairment expenses of $1.3 million to reduce the carrying values of certain supply chain assets related to the closure of our Mexico and Italy manufacturing and distribution facilities, included in ‘Other businesses,’ to their estimated fair values. Impairments for retail stores by reportable operating segment, were:

	Year Ended December 31,
	2018		2017		2016
	Asset Impairment	Number of Stores	Asset Impairment	Number of Stores	Asset Impairment	Number of Stores
	(in thousands, except store count data)
Americas	$138	1	$455	3	$1,703	12
Asia Pacific (1)	760	12	—	—	573	19
EMEA (1)	—	—	75	1	437	11
Total	$898	13	$530	4	$2,713	42
(1) In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. The previously reported amounts for asset impairment for retail stores for the years ended December 31, 2016 have also been revised to conform to the current period presentation. See ‘Impacts of segment composition change’ table below for more information.

Impacts of segment composition change:

Year Ended December 31, 2016
Increase (Decrease)
Impacts on retail store asset impairment:
Asia Pacific	$(99)
EMEA	99

Impacts on number of retail stores impaired:
Asia Pacific	(2)
EMEA	2

4. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
All of our goodwill is in the EMEA segment. The changes in goodwill for the years ended December 31, 2018 and 2017 were:

Goodwill
(in thousands)
Balance at January 1, 2017	$1,480
Foreign currency translation	208
Balance at December 31, 2017	1,688
Foreign currency translation	(74)
Balance at December 31, 2018	$1,614

Accumulated goodwill impairment at December 31, 2018 was $0.8 million.

Intangible Assets, Net

‘Intangible assets, net’ reported in the consolidated balance sheets consist of the following:

	December 31, 2018			December 31, 2017
	Gross	Accum. Amortiz.	Net	Gross	Accum. Amortiz.	Net
	(in thousands)
Intangible assets subject to amortization:
Capitalized software	$138,857	$(97,900)	$40,957	$143,275	$(90,219)	$53,056
Patents, copyrights, and trademarks	5,338	(4,588)	750	5,636	(4,969)	667
Other	—	—	—	214	(214)	—
Intangible assets not subject to amortization:
In progress (1)	3,906	—	3,906	2,378	—	2,378
Trademarks and other	77	—	77	326	—	326
Total	$148,178	$(102,488)	$45,690	$151,829	$(95,402)	$56,427
(1) In the year ended December 31, 2017, we recorded a write-off of $4.8 million for a discontinued project.

At December 31, 2018, the weighted average remaining useful life of intangibles subject to amortization was approximately 6.6 years.

Amortization Expense

Amortization expense related to definite-lived intangible assets, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of sales	$3,889	$4,550	$5,127
Selling, general and administrative expenses	12,759	13,579	13,849
Total amortization expense	$16,648	$18,129	$18,976

Estimated future annual amortization expense of intangible assets is:

As of December 31, 2018
(in thousands)
2019	$14,368
2020	12,142
2021	11,893
2022	1,446
2023	928
Thereafter	930
Total	$41,707

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets were:

	December 31,
	2018	2017
	(in thousands)
Accrued compensation and benefits	$43,970	$34,955
Fulfillment, freight, and duties	12,234	6,921
Professional services	11,124	10,835
Accrued rent and occupancy	6,956	8,535
Return liabilities (1)	6,429	—
Sales/use and value added taxes payable	5,601	3,509
Royalties payable and deferred revenue	3,356	6,193
Other (2)	12,501	13,512
Total accrued expenses and other liabilities	$102,171	$84,460
(1) Return liabilities are presented within ‘Accrued expenses and other liabilities’ upon adoption of new authoritative guidance on revenue recognition effective January 1, 2018, as described in Note 2 — Recent Accounting Pronouncements.
(2) Includes accrued payments to induce conversion of Series A Preferred at December 31, 2018 and accrued dividends for Series A Preferred at December 31, 2017.

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The financial assets and liabilities that are measured and recorded at fair value on a recurring basis consist of the Company’s derivative instruments. The Company’s derivative instruments are forward foreign currency exchange contracts. The Company manages credit risk of its derivative instruments on the basis of its net exposure with its counterparty. All of the Company’s derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the consolidated balance sheets within ‘Accrued expenses and other liabilities’ at December 31, 2018 and 2017. The fair values of the Company’s derivative instruments were liabilities of $1.3 million and $0.4 million at December 31, 2018 and 2017, respectively. See Note 7 — Derivative Financial Instruments for more information.

The carrying amounts of the Company’s cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

The Company’s borrowing instruments are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s outstanding borrowings approximate their carrying values at December 31, 2018 and 2017, based on interest rates currently available to the Company for similar borrowings and were:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings	$120,000	$120,000	$662	$662

Non-Financial Assets and Liabilities

The Company’s non-financial assets, which primarily consist of property and equipment, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value.

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. The Company recorded impairments as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Supply chain assets impairment	$1,284	$—	$—
Retail store assets impairment	898	530	2,713
Discontinued project	—	4,754	—
Goodwill impairment	—	—	431
Total asset impairments	$2,182	$5,284	$3,144

The Company’s goodwill is reported within its EMEA operating segment.

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

Counterparty default risk is considered low because the forward contracts that the Company enters into are over-the-counter instruments transacted with highly-rated financial institutions. The Company was not required to and did not post collateral as of December 31, 2018 or 2017.

The Company’s derivative instruments are recorded at fair value as a derivative asset or liability in the consolidated balance sheets. The Company reports derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. Changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the consolidated statements of operations. For the consolidated statements of cash flows, the Company classifies cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within ‘Accrued expenses and other liabilities’ in the consolidated balance sheets were:

	December 31, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$943	$(2,256)	$1,241	$(1,647)
Netting of counterparty contracts	(943)	943	(1,241)	1,241
Foreign currency forward contract derivatives	$—	$(1,313)	$—	$(406)

The notional amounts of outstanding forward foreign currency exchange contracts shown below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	December 31, 2018		December 31, 2017
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Euro	$34,959	$(92)	$37,718	$(122)
Singapore Dollar	34,584	254	73,455	364
Japanese Yen	25,561	(178)	30,688	(89)
British Pound Sterling	22,185	183	13,233	80
South Korean Won	9,408	63	15,888	(134)
Other currencies	67,885	(1,543)	53,698	(505)
Total	$194,582	$(1,313)	$224,680	$(406)

Latest maturity date	January 2019		January 2018

Amounts reported in ‘Foreign currency gains (losses), net’ in the consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Foreign currency transaction gains	$552	$2,284	$10,814
Foreign currency forward exchange contracts gains (losses)	766	(1,721)	(13,268)
Foreign currency gains (losses), net	$1,318	$563	$(2,454)

8. REVOLVING CREDIT FACILITY AND BANK BORROWINGS

The Company’s borrowings were as follows:

	December 31,
	2018	2017
	(in thousands)
Revolving credit facilities	$120,000	$—
Notes payable	—	662
Total borrowings	120,000	662
Less: Current portion of borrowings	—	662
Total long-term borrowings	$120,000	$—

The weighted average interest rate on outstanding borrowings as of December 31, 2018 and 2017 was 4.69% and 2.30%, respectively.

Senior Revolving Credit Facility

In December 2011, the Company entered into a revolving credit facility (the “Facility”), pursuant to an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. The Credit Agreement contains certain covenants that restrict certain actions by the Company, including (i) stock repurchases to an aggregate of $250.0 million per year, subject to certain restrictions; and (ii) capital expenditures and commitments to $70.0 million per year. The Credit Agreement also permits intercompany loans of up to $375.0 million and requires the Company to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed the lesser of $40.0 million or 40% of the total commitments during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of (i) 3.00 to 1.00 at December 31, 2018 and March 31, 2019, (ii) 2.75 to 1.00 at June 30, 2019, and (iii) 2.50 to 1.00 at September

30, 2019 and the last day of each quarter thereafter. As of December 31, 2018, the Company was in compliance with all financial covenants under the Credit Agreement.

The Facility, as amended, provides for borrowings of up to $250.0 million through February 2021. Borrowings under the Facility for domestic base rate loans, including swing loans, bear interest at a daily base rate plus a margin of 0.75%. Domestic London Interbank Borrowing Rate (“LIBOR”) loans bear interest equal to a LIBOR rate plus a margin of 1.75% as of December 31, 2018.

As of December 31, 2018, the total commitments available from the lenders under the Facility were $250.0 million. At December 31, 2018, the Company had $120.0 million in outstanding borrowings, used to partially fund the repurchase of Series A Preferred, which are due in February 2021, and $0.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of December 31, 2018 and 2017, the Company had $129.4 million and $99.4 million, respectively, of available borrowing capacity under the Facility.

On February 6, 2019, the Company entered into the Eighteenth Amendment to the Amended and Restated Credit Agreement which increased the total commitments under the Credit Agreement to $300.0 million from $250.0 million.

The Company also has revolving credit facilities in Asia, from which the Company had no borrowings during the years ended December 31, 2018 and 2017 or outstanding at December 31, 2018 or 2017.

9. EQUITY

Common Stock

The Company has one class of common stock with a par value of $0.001 per share. There are 250 million shares of common stock authorized for issuance. Holders of common stock are entitled to one vote per share on all matters presented to common stockholders.

Common Stock Repurchase Program

On February 20, 2018, the Board of Directors approved an increase in our repurchase authorization, allowing for repurchase of up to $500.0 million of our common stock. The number, price, and timing of the repurchases are at the Company’s sole discretion, subject to certain restrictions on repurchases under the Company’s Senior Revolving Credit Facility, and may be made depending on market conditions, liquidity needs, or other factors. The Company’s Board of Directors may suspend, modify, or terminate the program at any time without prior notice. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate the Company to acquire any amount of its common stock. Under Delaware state law, these shares are not retired, and the issuer has the right to resell any of the shares repurchased.

The Company repurchased 3.6 million shares of its common stock at a cost of $63.1 million, including commissions, and 5.7 million shares of its common stock at a cost of $50.0 million, including commissions, during the years ended December 31, 2018 and 2017, respectively. The Company did not repurchase any of its common stock during the year ended December 31, 2016. As of December 31, 2018, the Company had remaining authorization to repurchase approximately $155.7 million of its common stock, subject to restrictions under its Credit Agreement.

Preferred Stock

The Company has authorized and available for issuance 4.0 million shares of preferred stock. Of these preferred shares, 1.0 million were authorized and none were issued and outstanding as of December 31, 2018.

Series A Convertible Preferred Stock

The Company is authorized to issue up to 1.0 million shares of Series A Preferred, par value $0.001 per share, none of which were issued and outstanding as of December 31, 2018. Prior to the December 5, 2018 repurchase and conversion discussed below, the previously outstanding Series A Preferred participated on a pro rata if converted basis in earnings attributable to common stockholders, but did not participate in net losses attributable to common stockholders.

Repurchase and Conversion

On December 5, 2018, all of the outstanding Series A Preferred shares were repurchased or converted to common stock. As a result, the Company recognized the remaining unamortized original issue discount and beneficial conversion feature accretion of

$14.7 million, and settled the beneficial conversion feature related to the repurchased Series A Preferred of $6.1 million, resulting in a net increase of $8.6 million in ‘Dividend equivalents on Series A convertible preferred stock related to redemption value accretion and beneficial conversion feature’ in the statement of operations. The Company repurchased 100,000 shares of Series A Preferred with a carrying value of $100.0 million in exchange for a cash payment of $183.7 million. The repurchase payment in excess of the carrying value of $83.7 million is reported within ‘Dividends on Series A convertible preferred stock’ in the statement of operations. The remaining 100,000 shares of Series A Preferred were converted to 6,896,548 shares common stock. In connection with the conversion, the Company paid $15.0 million in cash to induce conversion, of which $12.0 million was paid at closing, with the remaining $3.0 million paid in January 2019. In addition, the Company paid other costs associated with this transaction of $0.5 million. The $15.0 million inducement dividend and the $0.5 million of other costs are reported within ‘Dividends on Series A convertible preferred stock’ in the statement of operations.

Participation Rights and Dividends

Prior to the repurchase and conversion of the Series A Preferred, holders of Series A Preferred were entitled to cumulative preferred dividends payable quarterly in cash at a rate of 6.0% per annum. As of December 31, 2018, the Company had accrued payments to induce conversion of $3.0 million, which were reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheet. As of December 31, 2017, the Company had accrued preferred dividends of $3.0 million, which were reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheet. These accrued dividends were paid in cash in January 2018.

10. REVENUES

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

Revenues by reportable operating segment and by channel were:

	Year Ended December 31, 2018
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Wholesale	$216,797	$203,110	$154,992	$3,145	$578,044
Retail	204,806	87,264	35,358	—	327,428
E-commerce	98,589	54,224	29,920	—	182,733
Total revenues	$520,192	$344,598	$220,270	$3,145	$1,088,205

Revenues are recognized in the amount expected to be received in exchange when control of the products transfers to customers, and excludes various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, rebates, and other incentives that may vary in amount and must be estimated. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. During the year ended December 31, 2018, the Company recognized a net increase of $0.8 million to wholesale revenues due to changes in estimates related to products transferred to customers in prior periods. There were no changes to estimates in retail and e-commerce channels during the year ended December 31, 2018.

The Company elected to exclude from revenues taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities, and as a result there is no change in presentation from prior comparative periods.

The following is a description of our principal revenue-generating activities by distribution channel. The Company has three reportable operating segments and sells its products using three primary distribution channels. For more detailed information about reportable operating segments, see Note 15 — Operating Segments and Geographic Information.

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

Retail Channel

The Company transfers control of products and recognizes revenues at Company-operated retail stores at the point of sale, in exchange for cash or other payment, primarily debit or credit card. A portion of the transaction price charged to our customers is variable, primarily due to promotional discounts or allowances, and terms that permit retail customers to exchange or return products for a full refund within a limited period of time. When recognizing revenues, the amount of revenues associated with expected sales returns is estimated based on historical experience, and adjustments to our estimates are made when the most likely amount of consideration we expect to receive changes.

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

Contract Liabilities

Contract liabilities consist of advance cash deposits received from wholesale customers to secure product orders in connection with selling seasons, and payments received in advance of delivery. As products are shipped and control transfers, the Company recognizes the deferred revenue in ‘Revenues’ in the consolidated statements of operations. At January 1 and December 31, 2018, $1.3 million and $1.6 million, respectively, of deferred revenues associated with advance customer deposits were reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets. Deferred revenues of $2.5 million, including the balance recorded at adoption on January 1, 2018 of $1.3 million, were recognized in revenues during the year ended December 31, 2018. The deferred revenues at December 31, 2018 are expected to be recognized in revenues during the first quarter of 2019 as products are shipped or delivered.

Refund Liabilities

Refund liabilities, primarily associated with product sales returns, retrospective volume rebates, and early payment discounts are estimated based on an analysis of historical experience, and adjustments to revenues made when the most likely amount of consideration expected changes. At January 1 and December 31, 2018, $3.4 million and $6.4 million, respectively, of refund liabilities, primarily associated with product returns, were reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

11. SHARE-BASED COMPENSATION

The Company’s share-based compensation awards are issued under the 2015 Equity Incentive Plan (“2015 Plan”) and predecessor plan, the 2007 Equity Incentive Plan (“2007 Plan”). Any awards that expire or are forfeited under the 2007 Plan become available for issuance under the 2015 Plan. The Company accounts for forfeitures as they occur when calculating share-based compensation expense. The aforementioned plans provide for the issuance of previously unissued common stock in connection with the exercise of stock options and conversion of other share-based awards. As of December 31, 2018, 2.4 million shares of common stock remained available for future issuance under all plans, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

Share-Based Compensation Expense

Pre-tax share-based compensation expense reported in the Company’s consolidated statements of operations was:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of sales	$362	$379	$488
Selling, general and administrative expenses	12,743	9,394	10,199
Total share-based compensation expense	$13,105	$9,773	$10,687

Stock Option Activity

Stock option activity during the year ended December 31, 2018 was:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Outstanding as of December 31, 2017	541	$11.00	5.37	$1,918
Granted	—	—
Exercised	(152)	8.36
Forfeited or expired	(27)	25.09
Outstanding as of December 31, 2018	362	$11.05	5.68	$5,407
Exercisable at December 31, 2018	226	$13.40	4.08	$2,846
Vested and expected to vest at December 31, 2018	362	$11.05	5.68	$5,407

No stock options were granted during 2018 or 2016. During the year ended December 31, 2017, stock options were valued using a Black Scholes option pricing model using the following assumptions.

Year Ended December 31, 2017
Expected volatility	40.7%
Dividend yield	—
Risk-free interest rate	1.76%
Expected life (in years)	4.0

The weighted average grant date fair value of stock options granted during the year ended December 31, 2017 was approximately $2.37 per share. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017, and 2016 was $1.7 million, $0.1 million, and $0.5 million, respectively. During the years ended December 31, 2018, 2017, and 2016, the Company received $1.3 million, $0.1 million, and $0.4 million cash in connection with the exercise of stock options.

As of December 31, 2018, the Company had $0.2 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 1.4 years.

Stock options under the 2015 Plan and 2007 Plan generally vest ratably over four years with the first vesting occurring one year from the date of grant, followed by monthly vesting for the remaining three years, and expire ten years after the date of grant.

Restricted Stock Awards and Restricted Stock Units Activity

From time to time, the Company grants RSAs and RSUs. RSAs and RSUs generally vest over three years, depending on the terms of the grant. Holders of unvested RSAs have the same rights as those of common stockholders including voting rights and non-forfeitable dividend rights. However, ownership of unvested RSAs cannot be transferred until vested. Holders of unvested RSUs have a contractual right to receive a share of common stock upon vesting. RSUs have dividend equivalent rights which accrue over the term of the award and are paid if and when the RSUs vest, but RSU holders have no voting rights. The Company grants service-condition RSUs, performance-condition RSUs, and market-condition RSUs.

Service-condition RSUs are typically granted on an annual basis and vest over time in three equal annual installments, beginning one year after the grant date. During the years ended December 31, 2018, 2017, and 2016, the Company granted 0.4 million, 1.1 million, and 1.0 million service-condition RSUs, respectively.

Performance-condition RSUs are typically granted on an annual basis and consist of a performance-based and service-based component. The performance targets and vesting conditions for performance-condition RSUs are based on achievement of multiple weighted performance goals. The number of performance-condition RSUs ultimately awarded may be between 0% and 200%, based on performance. These RSUs vest in three equal annual installments beginning one year after the grant date, pending certification of performance achievement by the Compensation Committee and continued service. The fair value of performance-condition awards is based on the closing market price of our common stock on the grant date. Compensation expense, net of forfeitures, is updated for the Company’s expected performance level against performance goals at the end of each reporting period. The Company also periodically grants market-condition RSUs to certain executives. The grant date fair value and derived service period for market-condition RSUs are estimated using a Monte Carlo simulation valuation model. During the years ended December 31, 2018, 2017, and 2016, the Company granted 1.0 million, 1.3 million, and 1.2 million performance- and market-condition RSUs, respectively.

RSA and RSU activity during the year ended December 31, 2018 was:

	Restricted Stock Awards (1)		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except fair value data)
Unvested at December 31, 2017	17	$6.84	3,791	$7.99
Granted	13	18.61	1,404	14.34
Vested	(24)	10.09	(1,123)	8.60
Forfeited	—	—	(1,320)	7.67
Unvested at December 31, 2018	6	$18.61	2,752	$11.58
(1) Excludes shares granted to members of the Board for annual equity awards.

The weighted average grant date fair value of RSAs granted during the years ended December 31, 2018, 2017, and 2016 was $18.61, $6.84, and $10.28 per share. RSAs vested during the years ended December 31, 2018, 2017, and 2016 consisted entirely of service-based awards. The total grant date fair value of RSAs vested was $0.2 million in each of the years ended December 31, 2018, 2017, and 2016.

As of December 31, 2018, unrecognized share-based compensation expense for RSAs was $0.1 million, which is expected to amortize over a remaining weighted average period of 0.4 years.

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2018, 2017, and 2016 was $14.34, $6.84, and $9.16 per share. RSUs vested during the year ended December 31, 2018 consisted of 0.9 million service-condition awards and 0.2 million performance- and market-condition awards. RSUs vested during the year ended December 31, 2017 consisted of 0.7 million service-condition awards and 0.1 million performance- and market-condition awards. RSUs vested during the year ended December 31, 2016 consisted of 0.6 million service-condition awards and less than 0.1 million performance- and market-condition awards. The total grant date fair value of RSUs vested during the years ended December 31, 2018, 2017, and 2016 was $9.7 million, $8.3 million and $8.0 million, respectively.

As of December 31, 2018, unrecognized share-based compensation expenses for service-condition RSUs were $7.7 million and for performance- and market-condition RSUs were $6.4 million, and are expected to amortize over remaining weighted average periods of 1.3 years and 2.4 years, respectively.

12. INCOME TAXES

As a result of the Tax Act, we recorded provisional estimates in accordance with SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, during the year ended December 31, 2017 in relation to the revaluation of our net deferred tax assets at the lower U.S. corporate income tax rate and the additional tax expense associated with the deemed repatriation tax. During the year ended December 31, 2018, we recorded measurement period adjustments related to the provisional estimates. While we consider our accounting for the Tax Act to be complete, we continue to evaluate new guidance and legislation as it is issued. We have not changed our indefinite reinvestment assertion, and we have elected to account for the impact of global intangible low tax income based on the period cost method.

The following table sets forth income before taxes and the expense for income taxes:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income (loss) before taxes:
U.S.	$10,088	$(34,406)	$(55,617)
Foreign	55,069	52,586	48,404
Total income (loss) before taxes	$65,157	$18,180	$(7,213)
Income tax expense:
Current income taxes:
U.S. federal	$1,156	$1,383	$49
U.S. state	246	127	126
Foreign	12,359	9,525	9,494
Total current income taxes	13,761	11,035	9,669
Deferred income taxes:
U.S. federal	276	1,300	263
U.S. state	—	—	—
Foreign	683	(4,393)	(651)
Total deferred income taxes	959	(3,093)	(388)
Total income tax expense	$14,720	$7,942	$9,281

The following table sets forth income reconciliations of the statutory federal income tax rate to actual rates based on income or loss before income taxes:

	Year Ended December 31,
	2018		2017		2016
	(in thousands)
Income tax expense and rate attributable to:
Federal	$13,683	21.0%	$6,363	35.0%	$(2,524)	(35.0)%
State, net of federal benefit	1,271	2.0%	53	0.3%	(202)	(2.8)%
Foreign differential	7,630	11.6%	(11,768)	(64.7)%	(12,624)	(175.0)%
Enacted changes in tax law	495	0.8%	17,645	97.1%	—	—%
GILTI, net	3,443	5.3%	—	—%	—	—%
Non-deductible / non-taxable items	3,602	5.5%	6,006	33.0%	2,694	37.4%
Change in valuation allowance	(5,304)	(8.1)%	24,400	134.2%	16,041	222.4%
U.S. tax on foreign earnings	—	—%	(32,427)	(178.4)%	23,130	320.6%
Foreign tax credits	(7,709)	(11.9)%	(7,980)	(43.9)%	(18,581)	(257.6)%
Uncertain tax positions	(1,696)	(2.6)%	1,054	5.8%	19	0.3%
Audit settlements	183	0.3%	354	1.9%	253	3.5%
Share-based compensation	764	1.2%	882	4.9%	2,120	29.4%
Deferred income tax account adjustments	(25)	—%	2,679	14.7%	(842)	(11.7)%
Other	(1,617)	(2.5)%	681	3.8%	(203)	(2.8)%
Effective income tax expense and rate	$14,720	22.6%	$7,942	43.7%	$9,281	128.7%

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

	December 31,
	2018	2017
	(in thousands)
Non-current deferred tax assets:
Share-based compensation expense	$2,051	$2,940
Accruals, reserves, and other expenses	18,734	20,728
Net operating loss	37,727	42,956
Intangible assets	1,363	1,620
Future uncertain tax position offset	654	498
Unrealized loss on foreign currency	—	119
Foreign tax credit	66,321	67,655
Other	2,957	2,792
Valuation allowance	(113,237)	(119,494)
Total non-current deferred tax assets	$16,570	$19,814
Non-current deferred tax liabilities:
Intangible assets	$(164)	$—
Property and equipment	(7,332)	(9,640)
Other	(411)	—
Total non-current deferred tax liabilities	$(7,907)	$(9,640)

During 2018, valuation allowances on deferred tax assets that are not anticipated to be realized decreased by $6.3 million.  The change in the valuation allowance includes $5.3 million related to income tax expense and $1.0 million which does not impact the tax provision because this amount reflects the impact of unrecorded tax attributes related to changes in cumulative translation adjustment.  During 2017, additional valuation allowances of $28.6 million were recorded.  The change in the 2017 valuation allowance includes $24.4 million related to income tax expense and $4.2 million which does not impact the tax provision because this amount reflects the cumulative impact of unrecorded tax attributes related to changes in cumulative translation adjustment.

Our deferred tax valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss and credit carryforwards from operations in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. Based on this analysis, we have determined that the valuation allowances recorded in each period presented are appropriate.

During 2018, we recorded additional tax loss carryforwards in certain foreign jurisdictions which aggregate to $8.5 million, primarily driven by operational losses recognized based on local statutory accounting requirements. As these carryforwards were generated in jurisdictions where we have historically had book losses or do not have strong future projections related to those operations, we concluded that it was more likely than not that the associated net operating losses would not be realized, and thus recorded a valuation allowance on the majority of the associated deferred tax assets. As of December 31, 2018, the Company maintained a valuation allowance of $113.2 million.

The Company recorded deferred tax assets related to U.S. federal tax carryforwards, including foreign tax credits and net operating losses, which expire at various dates between 2023 and 2038 of $46.6 million and $48.6 million at December 31, 2018 and 2017, respectively. The Company recorded deferred tax assets related to U.S. state tax net operating loss carryforwards which expire at various dates between 2019 and 2038 of $11.1 million and $12.5 million at December 31, 2018 and 2017, respectively. The Company recorded deferred tax assets related to foreign tax carryforwards, including foreign tax credits and net operating losses, which expire starting in 2020 and those which do not expire of $47.7 million and $49.9 million as of December 31, 2018 and 2017, respectively.

We annually receive cash from our foreign subsidiaries’ current year earnings. The transition tax in the Tax Act imposed a tax on undistributed and previously untaxed foreign earnings at various tax rates. This tax largely eliminated the differences between the financial reporting and income tax basis of foreign undistributed earnings. Furthermore, as of December 31, 2018, foreign withholding taxes have not been provided on unremitted earnings of subsidiaries operating outside of the U.S. as these amounts are considered to be indefinitely reinvested.

The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Unrecognized tax benefit as of January 1	$6,204	$4,750	$4,957
Additions in tax positions in prior period	250	683	646
Reductions in tax positions in prior period	(690)	—	(634)
Additions in tax positions in current period	461	966	245
Settlements	(621)	(123)	(238)
Lapse of statute of limitations	(1,045)	(414)	(196)
Cumulative foreign currency translation adjustment	(48)	342	(30)
Unrecognized tax benefit as of December 31	$4,511	$6,204	$4,750

The Company recorded a net benefit of $1.7 million related to decreases in 2018 unrecognized tax benefits combined with amounts effectively settled under audit. Unrecognized tax benefits as of December 31, 2018 relate to tax years that are currently open under the statute of limitation. The primary impact of uncertain tax positions on the rate reconciliation includes audit settlements, net increases in position changes, and accrued interest expense.

Interest and penalties related to income tax liabilities are included in ‘Income tax expense’ in the consolidated statements of operations. For the years ended December 31, 2018, 2017, and 2016, the Company recorded approximately $0.2 million, $0.2 million, and $0.2 million, respectively, of penalties and interest. During the year ended December 31, 2018, Crocs released $0.2 million of interest from settlements, lapse of statutes, and change in certainty. The cumulative accrued balance of penalties and interest was $0.6 million, $0.7 million, and $0.6 million, as of December 31, 2018, 2017, and 2016, respectively.

Unrecognized tax benefits of $4.5 million, $6.2 million and $4.8 million as of December 31, 2018, 2017, and 2016, respectively, if recognized, would reduce the annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

The following table sets forth the tax years subject to examination for the major jurisdictions where we conduct business as of December 31, 2018:

The Netherlands	2005 to 2018
Canada	2011 to 2018
Japan	2012 to 2018
China	2008 to 2018
Singapore	2014 to 2018
United States	2010 to 2018

The Company is currently under audit in Japan and Taiwan. U.S. state tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to two years after formal notification to the states. As such, U.S. state income tax returns for the Company are generally subject to examination for the years 2013 to 2018.

13. EARNINGS PER SHARE

Basic and diluted EPS for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders (1)	$(69,216)	$(5,294)	$(31,738)
Denominator:
Weighted average common shares outstanding - basic and diluted	68,421	72,255	73,371

Net loss per common share:
Basic	$(1.01)	$(0.07)	$(0.43)
Diluted	$(1.01)	$(0.07)	$(0.43)
(1) Net loss attributable to common stockholders for the year ended December 31, 2018 reflects the repurchase and conversion of Series A Preferred.
For the years ended December 31, 2018, 2017 and 2016, all outstanding shares issued under share-based compensation awards were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the years ended December 31, 2017 and 2016, all potentially convertible Series A Preferred shares were excluded from the calculation of diluted EPS because the effect was anti-dilutive. See Note 9 — Equity for additional information regarding the repurchase and conversion of Series A Preferred.

14. COMMITMENTS AND CONTINGENCIES

Rental Commitments and Contingencies

The Company rents primarily real estate, which includes retail, warehouse, distribution center, and office spaces, under operating leases expiring at various dates through 2033. Rent expense for leases with escalations or rent holidays is recognized on a straight-line basis over the lease term beginning on the lease inception date. Certain leases also provide for contingent rents, which are generally determined as a percent of sales in excess of specified amounts. A contingent rent liability is recognized together with the corresponding rent expense when specified amounts have been achieved or when the Company determines that achieving the specified amounts during the period is probable.

Future minimum lease payments under operating leases were:

As of December 31, 2018
(in thousands)
2019	$42,455
2020	36,299
2021	29,714
2022	20,721
2023	15,334
Thereafter	54,149
Total minimum lease payments (1)	$198,672
(1) Includes future minimum lease payments of $25.4 million related to the new distribution center in Dayton, Ohio.

Rent expense under operating leases was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Minimum rentals (1)	$66,049	$78,779	$87,995
Contingent rentals	14,297	14,294	14,596
Total rent expense	$80,346	$93,073	$102,591
(1) Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking, and storage fees, which were approximately $9.3 million, $10.0 million, and $10.2 million during the years ended December 31, 2018, 2017, and 2016, respectively.

Purchase Commitments

As of December 31, 2018 and 2017, the Company had purchase commitments to its third-party manufacturers, primarily for materials and supplies used in the manufacture of the Company’s products, for an aggregate of $165.3 million and $122.7 million, respectively.

Other

As of December 31, 2018, the Company had commitments of $23.1 million related to its investment in the new distribution center in Dayton, Ohio, in addition to the related future minimum lease payments disclosed above.

In January 2019, the Company entered into a lease for its new corporate headquarters and regional office in Broomfield, Colorado. The contractual commitment related to this lease, with payments beginning in March 2020 and continuing through August 2030, is approximately $20.4 million.

The Company is regularly subject to, and is currently undergoing, audits by various tax authorities in the U.S. and several foreign jurisdictions, including customs duties, import and other taxes for prior tax years.

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

15. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has three reportable operating segments: the Americas, Asia Pacific, and Europe, Middle East, and Africa (“EMEA”). ‘Other businesses’ aggregates insignificant operating segments that do not meet the reportable segment threshold, including company-operated manufacturing operations and corporate operations.

Each of the reportable operating segments derives its revenues from the sale of footwear and accessories to external customers. Revenues for ‘Other businesses’ include non-footwear product sales to external customers that are excluded from the measurement of segment operating revenues and income.

Segment performance is evaluated based on segment results without allocating corporate expenses, or indirect general, administrative, and other expenses. Segment profits or losses include adjustments to eliminate inter-segment sales. Reconciling items between segment income from operations and income (loss) from operations consist of other businesses and unallocated corporate expenses, as well as inter-segment eliminations. The following tables set forth information related to reportable operating segments:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues:
Americas	$520,192	$480,146	$467,006
Asia Pacific (1)	344,598	336,073	355,284
EMEA (1)	220,270	206,424	213,238
Segment revenues	1,085,060	1,022,643	1,035,528
Other businesses	3,145	870	745
Total consolidated revenues	$1,088,205	$1,023,513	$1,036,273
Income from operations: (2)
Americas (3)	$138,940	$96,740	$72,689
Asia Pacific (1)(4)	82,780	72,950	67,077
EMEA (1)(5)	59,539	37,185	34,114
Segment income from operations	281,259	206,875	173,880
Reconciliation of segment income from operations to income (loss) before income taxes:
Other businesses (6)	(55,583)	(22,861)	(26,935)
Unallocated corporate (2)(7)	(162,732)	(166,678)	(153,099)
Total consolidated income (loss) from operations	62,944	17,336	(6,154)
Foreign currency gains (losses), net	1,318	563	(2,454)
Interest income	1,281	870	692
Interest expense	(955)	(869)	(836)
Other income	569	280	1,539
Income (loss) before income taxes	$65,157	$18,180	$(7,213)
Depreciation and amortization:
Americas	$4,640	$5,473	$5,787
Asia Pacific (8)	2,049	3,405	3,974
EMEA (8)	1,252	1,937	2,423
Total segment depreciation and amortization	7,941	10,815	12,184
Other businesses	5,256	6,748	6,830
Unallocated corporate	16,053	15,567	15,029
Total consolidated depreciation and amortization	$29,250	$33,130	$34,043
(1) In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. The previously reported amounts for revenues and income from operations for the years ended December 31, 2017 and 2016 have also been revised to conform to the current period presentation. See ‘Impacts of segment composition change’ table below for more information.

(2) In 2018, certain global marketing expenses previously reported within the operating segments are managed and reported within ‘Unallocated corporate and other’. The previously reported amounts for income from operations for the years ended December 31, 2017 and 2016 have been revised to conform to the current year presentation. See ‘Impacts of global marketing expense realignment’ table below for more information.
(3) Includes $0.1 million, $0.5 million, and $1.7 million of asset impairment charges related to 1, 3, and 12 underperforming retail locations for the years ended December 31, 2018, 2017 and 2016, respectively.
(4) Includes $0.8 million and $0.6 million of asset impairment charges related to 12 and 19 underperforming retail locations for the years ended December 31, 2018 and 2016, respectively.
(5) Includes less than $0.1 million and $0.4 million of asset impairment charges related to 1 and 11 underperforming retail locations for the years ended December 31, 2017 and 2016, respectively. Additionally in the year ended December 31, 2016, the Company recorded $0.4 million in impairment charges related to goodwill in our EMEA operating segment.
(6) “Other businesses” increases are primarily due to costs incurred in conjunction with the closure of company-operated manufacturing and distribution facilities, which ceased operations in 2018, increased variable compensation associated with higher revenues, and other expenses as a result of outsourcing, and other supply chain cost changes.
(7) Includes a $4.8 million write-off related to a discontinued project for the year ended December 31, 2017. Also includes corporate support and administrative functions, costs associated with share-based compensation, research and development, marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments, and intersegment eliminations.
(8) In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. The previously reported amounts for depreciation and amortization for the years ended December 31, 2017 and 2016 have also been revised to conform to the current period presentation. See ‘Impacts of segment composition change’ table below for more information.

Impacts of segment composition change:

	Year Ended December 31,
	2017	2016
	Increase (Decrease)
	(in thousands)
Impacts on revenues:
Asia Pacific	$(33,594)	$(39,794)
EMEA	33,594	39,794
Impacts on income from operations:
Asia Pacific	(10,166)	(13,451)
EMEA	10,166	13,451
Impacts on depreciation and amortization:
Asia Pacific	(59)	(290)
EMEA	59	290

Impacts of global marketing expense realignment:

	Year Ended December 31,
	2017	2016
	Increase (Decrease)
	(in thousands)
Impacts on income from operations:
Americas	$9,860	$13,845
Asia Pacific	3,843	1,621
EMEA	1,283	2,906
Unallocated corporate and other	(14,986)	(18,372)

The following table sets forth asset information related to reportable operating segments as of the dates shown:

	December 31,
	2018	2017
	(in thousands)
Long-lived assets:
Americas	$12,977	$17,129
Asia Pacific	1,831	4,171
EMEA	3,125	4,609
Total segment long-lived assets	17,933	25,909
Supply Chain	11,996	17,396
Corporate and other	39,586	49,842
Total long-lived assets	$69,515	$93,147

Total consolidated assets:
Americas	$157,016	$158,641
Asia Pacific (1)	139,679	144,384
EMEA (1)	66,021	93,799
Total segment assets	362,716	396,824
Supply Chain	31,108	37,793
Corporate and other	75,077	109,078
Total consolidated assets	$468,901	$543,695
(1) In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. The previously reported amount for consolidated assets for the year ended December 31, 2017 has also been revised to conform to the current period presentation. See ‘Impacts of segment composition change’ table below for more information.

Impacts of segment composition change:

Year Ended December 31,
2017
Increase (Decrease)
(in thousands)
Impacts on consolidated assets:
Asia Pacific	$(17,262)
EMEA	17,262

There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2018, 2017 and 2016. The following table sets forth certain geographical information regarding Crocs’ revenues for the periods as shown:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Location:
United States	$442,544	$388,847	$384,939
International (1)	645,661	634,666	651,334
Total revenues	$1,088,205	$1,023,513	$1,036,273
(1) For the year ended December 31, 2016, sales in Japan represented approximately 10.6% of consolidated revenues.

The following table sets forth geographical information regarding property and equipment assets as of the dates shown:

	December 31,
	2018	2017
	(in thousands)
Location:
United States	$17,489	$23,396
International	4,722	11,636
Total property and equipment, net	$22,211	$35,032

16. LEGAL PROCEEDINGS

The Company was subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, the Company was notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $3.7 million, plus interest and penalties, for the period January 2010 through May 2011. The Company has disputed these assessments and asserted defenses to the claims. On February 25, 2015, the Company received additional assessments totaling 33.3 million BRL, or approximately $8.6 million, plus interest and penalties, related to the remainder of the audit period. The Company has also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, the Company received a favorable ruling on its appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have requested a special appeal to that decision. If the appeal is accepted, Crocs will have the opportunity to both defend the appeal as well as challenge it procedurally. Should the Brazilian Tax Authority prevail in this final administrative appeal, Crocs may still challenge the assessments through the court system, which would likely require the posting of a bond. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable and resulted in an approximately 38% reduction in principal, penalties, and interest, leaving approximately $5.3 million, plus interest and penalties, at risk for those assessments. The tax authorities have appealed that decision.  Crocs filed a response to the tax authorities’ appeal as well as a separate appeal against the unfavorable portion of the ruling. We have not recorded these items within the consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

For all other claims and disputes, the Company has accrued estimated losses of $0.2 million within ‘Accrued expenses and other liabilities’ in its consolidated balance sheet as of December 31, 2018. Where the Company is able to estimate reasonably possible losses or a range of reasonably possible losses, the Company estimates that as of December 31, 2018, reasonably possible losses associated with these claims and other disputes are immaterial.

Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, the Company is not party to any other pending legal proceedings that it believes would reasonably have a material adverse impact on its business, financial results, and cash flows.

17. EMPLOYEE BENEFIT PLAN

Defined Contribution Plan

The Company sponsors a qualified defined contribution benefit plan (the “Plan”), covering substantially all of its U.S. employees. The Plan includes a savings plan feature under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions to the plans equal to 100% of the first 3%, and up to 50% of the next 2% of salary contributed by an eligible employee. Participants are vested 100% in the Company’s matching contributions when made. Contributions made by the Company under the Plan were $5.4 million, $5.5 million and $5.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

18. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
Revenues (1)	$283,148	$328,004	$261,064	$215,989
Gross profit	139,873	181,400	139,059	99,822
Income (loss) from operations	25,922	37,064	13,895	(13,937)
Net income (loss)	16,454	34,377	10,492	(10,886)
Net income (loss) attributable to common shareholders (2)	12,523	30,426	6,520	(118,685)
Basic income (loss) per common share	$0.15	$0.37	$0.08	$(1.72)
Diluted income (loss) per common share	$0.15	$0.35	$0.07	$(1.72)
(1) Due to the seasonal nature of our products, we experience decreased revenues in the fourth quarter of the year relative to the other quarters.
(2) The balance in ‘Net income (loss) attributable to common shareholders’ for the three months ended December 31, 2018 was impacted by the repurchase and conversion of Series A Convertible Preferred Stock. See Note 9 — Equity and the consolidated statement of operations for more information.

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
Revenues (1)	$267,907	$313,221	$243,273	$199,112
Gross profit	133,584	169,807	123,463	90,367
Income (loss) from operations (2)	15,582	29,446	2,685	(30,377)
Net income (loss)	11,010	21,960	1,629	(24,361)
Net income (loss) attributable to common shareholders	7,155	18,086	(2,263)	(28,272)
Basic income (loss) per common share	$0.08	$0.21	$(0.03)	$(0.41)
Diluted income (loss) per common share	$0.08	$0.20	$(0.03)	$(0.41)
(1) Due to the seasonal nature of our products, we experience decreased revenues in the fourth quarter of the year relative to the other quarters.
(2) ‘Income (loss) from operations’ for the three months ended December 31, 2017 includes additional charges of $6.3 million related to a non-cash write-off and contract termination fee for a discontinued project.

APPENDIX A
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CROCS, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Year Ended December 31, 2018
Allowance for doubtful accounts	$18,325	$711	$(8,077)	$10,959
Reserve for sales returns and allowances	4,983	71,865	(74,107)	2,741
Reserve for unapplied rebates	8,081	8,604	(9,908)	6,777
Total	$31,389	$81,180	$(92,092)	$20,477
Year Ended December 31, 2017
Allowance for doubtful accounts	$32,856	$1,235	$(15,766)	$18,325
Reserve for sales returns and allowances	6,121	65,562	(66,700)	4,983
Reserve for unapplied rebates	9,161	9,318	(10,398)	8,081
Total	$48,138	$76,115	$(92,864)	$31,389
Year Ended December 31, 2016
Allowance for doubtful accounts	$36,368	$6,079	$(9,591)	$32,856
Reserve for sales returns and allowances	4,639	72,995	(71,513)	6,121
Reserve for unapplied rebates	8,357	9,036	(8,232)	9,161
Total	$49,364	$88,110	$(89,336)	$48,138
(1) Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation, as well as the impact of the adoption of the new revenue recognition guidance on ‘Accounts receivable, net’ on the Company’s consolidated balance sheet, as described in Note 2 — Recent Accounting Pronouncements.