Form 10-Q
period 2019-03-31
Crocs, Inc.
filed 2019-05-07
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	CROX	The Nasdaq Global Select Market

As of April 30, 2019, Crocs, Inc. had 71,856,115 shares of its $0.001 par value common stock outstanding.

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

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•	our expectations regarding future trends, selling, general and administrative cost savings, expectations, and performance of our business;

•	our belief that we have sufficient liquidity to fund our business operations during the next twelve months;

•	our expectations about the impact of our strategic plans; and

•	our expectations regarding our level of capital expenditures in 2019 and beyond.

Forward-looking statements are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, and our subsequent filings with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2019

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues	$295,949	$283,148
Cost of sales	158,334	143,275
Gross profit	137,615	139,873
Selling, general and administrative expenses	105,037	113,951
Income from operations	32,578	25,922
Foreign currency gains (losses), net	(1,217)	1,071
Interest income	195	279
Interest expense	(1,817)	(113)
Other income, net	590	53
Income before income taxes	30,329	27,212
Income tax expense	5,619	10,758
Net income	24,710	16,454
Dividends on Series A convertible preferred stock	—	(3,000)
Dividend equivalents on Series A convertible preferred stock related to redemption value accretion and beneficial conversion feature	—	(931)
Net income attributable to common stockholders	$24,710	$12,523
Net income per common share:
Basic	$0.34	$0.15
Diluted	$0.33	$0.15
Weighted average common shares outstanding:
Basic	73,009	68,705
Diluted	74,875	71,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$24,710	$16,454
Other comprehensive income:
Foreign currency translation gains (losses), net	(941)	2,229
Total comprehensive income	$23,769	$18,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$86,333	$123,367
Accounts receivable, net of allowances of $21,385 and $20,477, respectively	176,288	97,627
Inventories	139,209	124,491
Income taxes receivable	3,755	3,041
Other receivables	9,073	7,703
Restricted cash - current	1,878	1,946
Prepaid expenses and other assets	14,980	22,123
Total current assets	431,516	380,298
Property and equipment, net of accumulated depreciation and amortization of $81,899 and $80,956, respectively	29,874	22,211
Intangible assets, net	44,724	45,690
Goodwill	1,579	1,614
Deferred tax assets, net	8,510	8,663
Restricted cash	2,129	2,217
Right-of-use assets	163,266	—
Other assets	7,608	8,208
Total assets	$689,206	$468,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,555	$77,231
Accrued expenses and other liabilities	78,204	102,171
Income taxes payable	9,466	5,089
Current operating lease liabilities	44,618	—
Total current liabilities	221,843	184,491
Long-term income taxes payable	4,344	4,656
Long-term borrowings	215,000	120,000
Long-term operating lease liabilities	125,055	—
Other liabilities	19	9,446
Total liabilities	566,261	318,593
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 4.0 million shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 250.0 million shares authorized, 103.8 million and 103.0 million issued, 72.0 million and 73.3 million outstanding, respectively	104	103
Treasury stock, at cost, 31.8 million and 29.7 million shares, respectively	(452,196)	(397,491)
Additional paid-in capital	484,932	481,133
Retained earnings	145,698	121,215
Accumulated other comprehensive loss	(55,593)	(54,652)
Total stockholders’ equity	122,945	150,308
Total liabilities and stockholders’ equity	$689,206	$468,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	73,306	$103	29,656	$(397,491)	$481,133	$121,215	$(54,652)	$150,308
Adjustments to beginning retained earnings (1)	—	—	—	—	—	(227)	—	(227)
Share-based compensation	—	—	—	—	3,634	—	—	3,634
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	836	1	49	(1,227)	165	—	—	(1,061)
Repurchases of common stock	(2,133)	—	2,133	(53,478)	—	—	—	(53,478)
Net income	—	—	—	—	—	24,710	—	24,710
Other comprehensive loss	—	—	—	—	—	—	(941)	(941)
Balance at March 31, 2019	72,009	$104	31,838	$(452,196)	$484,932	$145,698	$(55,593)	$122,945
(1) Decrease to beginning retained earnings as a result of the adoption of new lease accounting standards as of January 1, 2019, as discussed in Note 2 — Recent Accounting Pronouncements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	68,791	$95	25,987	$(334,312)	$373,045	$190,431	$(43,394)	$185,865
Share-based compensation	—	—	—	—	2,394	—	—	2,394
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	885	1	60	(836)	143	—	—	(692)
Repurchases of common stock	(1,399)	—	1,399	(20,061)	—	—	—	(20,061)
Series A Convertible Preferred dividends	—	—	—	—	—	(3,000)	—	(3,000)
Series A Convertible Preferred accretion	—	—	—	—	—	(931)	—	(931)
Net income	—	—	—	—	—	16,454	—	16,454
Other comprehensive income	—	—	—	—	—	—	2,229	2,229
Other	—	—	—	—	1,226	—	—	1,226
Balance at March 31, 2018	68,277	$96	27,446	$(355,209)	$376,808	$202,954	$(41,165)	$183,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$24,710	$16,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,136	7,643
Operating lease cost	14,930	—
Share-based compensation	3,634	2,674
Other non-cash items	(911)	154
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(80,722)	(86,850)
Inventories	(15,099)	(20,853)
Prepaid expenses and other assets	6,875	5,112
Accounts payable, accrued expenses and other liabilities	(3,658)	29,065
Operating lease liabilities	(19,610)	—
Cash used in operating activities	(63,715)	(46,601)
Cash flows from investing activities:
Purchases of property, equipment, and software	(10,553)	(1,668)
Proceeds from disposal of property and equipment	225	16
Cash used in investing activities	(10,328)	(1,652)
Cash flows from financing activities:
Proceeds from bank borrowings	95,000	—
Repayments of bank borrowings	—	(400)
Dividends—Series A convertible preferred stock (1)	(2,985)	(3,000)
Repurchases of common stock	(53,478)	(20,061)
Other	(1,662)	(692)
Cash provided by (used in) financing activities	36,875	(24,153)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(22)	2,176
Net change in cash, cash equivalents, and restricted cash	(37,190)	(70,230)
Cash, cash equivalents, and restricted cash—beginning of period	127,530	177,055
Cash, cash equivalents, and restricted cash—end of period	$90,340	$106,825
(1) Represents $3.0 million paid to induce conversion of Series A Convertible Preferred Stock to common stock for the three months ended March 31, 2019 and $3.0 million paid in Series A Convertible Preferred Stock cash dividends for the three months ended March 31, 2018.

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

Our reportable operating segments include: the Americas, operating in North and South America; Asia Pacific, operating throughout Asia, Australia, and New Zealand; and Europe, Middle East, and Africa (“EMEA”), operating throughout Europe, Russia, the Middle East, and Africa. In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. See Note 14 — Operating Segments and Geographic Information for additional information. The previously reported amounts for revenues and income from operations for the three months ended March 31, 2018 have been revised to conform to the current year presentation.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the three months ended March 31, 2019, other than for the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements and “Critical Accounting Policies and Estimates” within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q.

Reclassifications

In addition to the shift in certain revenues and expenses previously reported within the ‘Asia Pacific’ and ‘EMEA’ segments described above, the Company has reclassified certain amounts on the condensed consolidated statements of cash flows to conform to current period presentation.

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

Transactions with Affiliates

The Company receives services from three subsidiaries of Blackstone Capital Partners VI L.P. (“Blackstone”). Blackstone and certain of its permitted transferees currently beneficially own 6,896,548 shares of the Company’s common stock as of March 31, 2019. Blackstone also has the future right to designate for nomination one director to our Board, and currently has two designees serving on the Board.

Certain Blackstone subsidiaries provide various services to the Company, including inventory count services, cybersecurity and consulting, and workforce management services. The Company incurred expenses for services from these subsidiaries of $0.7 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Expenses related to these services are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of operations.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that permits reclassification of the income tax effects of the U.S. Tax Cuts and Job Act (“Tax Act”) on accumulated other comprehensive income (“AOCI”) to retained earnings. This guidance may be adopted retrospectively to each period (or periods) in which the income tax effects of the Tax Act related to items remaining in AOCI are recognized, or at the beginning of the period of adoption. The guidance becomes effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. This guidance became effective during the first quarter of 2019; however, the Company did not elect to make the optional reclassification. Our policy is to release stranded tax effects from AOCI using either a specific identification approach or portfolio approach based on the nature of the underlying item.

Leases

In February 2016, the FASB issued authoritative guidance related to accounting for leases. On January 1, 2019, the Company adopted the guidance using the modified retrospective method applied as of the date of adoption. The comparative information presented in the condensed consolidated financial statements was not restated and is reported under the accounting standards in effect for the periods presented.

The Company has elected all of the available transition practical expedients, including the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company has elected not to apply ‘hindsight’ when adopting the standard for determining the reasonably certain lease term and in assessing impairments. The Company has elected the short-term lease exemption, which means the Company has not and will not recognize a right-of-use asset or liability for leases that qualify for the short-term exemption and will recognize those lease expenses on a straight-line basis over the lease term in its condensed consolidated statements of operations. Further, the Company has elected to combine lease and non-lease components for all of its leases.

Adoption of the new standard resulted in the recognition of right-of-use assets and liabilities of approximately $176.1 million and $187.4 million, respectively, as of January 1, 2019, with additional adjustments to ‘Prepaid expenses and other assets’ and ‘Accrued expenses and other liabilities’ and equity. As a result of the adoption of new lease accounting standards, the Company assessed the initial right-of-use assets for impairment and recorded non-cash impairments of $0.2 million within ‘Retained earnings’ in the Company’s condensed consolidated balance sheet during the three months ended March 31, 2019. The adoption of this guidance did not have a significant impact on the condensed consolidated statements of operations or cash flows.

New Accounting Pronouncements Not Yet Adopted

Implementation Costs Incurred in Cloud Computing Arrangements

In August 2018, the FASB issued authoritative guidance related to the treatment of implementation costs incurred in a hosting arrangement that is considered a service contract. This guidance becomes effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods, with early adoption permitted, and will be applied prospectively to all implementation costs incurred after the date of adoption. The Company does not expect this standard to have a material impact on its condensed consolidated financial statements.

Other Pronouncements

Other new pronouncements issued but not effective until after March 31, 2019 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued compensation and benefits	$21,427	$43,970
Fulfillment, freight, and duties	15,983	12,234
Professional services	10,041	11,124
Accrued rent and occupancy (1)	4,096	6,956
Return liabilities	7,957	6,429
Sales/use and value added taxes payable	8,174	5,601
Royalties payable and deferred revenue	3,663	3,356
Other (2)	6,863	12,501
Total accrued expenses and other liabilities	$78,204	$102,171
(1) At March 31, 2019, includes accrued rent and occupancy costs for leases with original terms of one year or less, which are excluded from recognition under the new lease accounting standards adopted as of January 1, 2019. See Note 2 — Recent Accounting Pronouncements for more information.
(2) At December 31, 2018, includes accrued payments of $3.0 million to induce conversion of Series A Convertible Preferred Stock.

4. LEASES

The Company adopted authoritative guidance related to leases effective January 1, 2019 using the modified retrospective method. The comparative information presented in the condensed consolidated financial statements was not restated and is reported under the accounting standards in effect for the periods presented. See ‘Leases’ in Note 2 — Recent Accounting Pronouncements for a discussion of the significant changes resulting from adoption of the guidance.

The Company’s lease portfolio consists primarily of real estate assets, which includes retail, warehouse, distribution center, and office spaces, under operating leases expiring at various dates through 2033. Leases with an original term of twelve months or less are not reported in the condensed consolidated balance sheet; expense for these short-term leases is recognized on a straight-line basis over the lease term.

Many leases include one or more options to renew, with renewal terms that if exercised by us, extend the lease term from one to 10 years. The exercise of these renewal options is at the Company’s discretion. When assessing the likelihood of a renewal or termination, the Company considers the significance of leasehold improvements, availability of alternative locations, and the cost of relocation or replacement, among other considerations. The depreciable lives of leasehold improvements are the shorter of the useful lives of the improvements or the expected lease term.

Due to the Company’s centralized treasury function, the Company utilizes a portfolio approach to discount its lease obligations. The Company assesses the expected lease term at lease inception and discounts the lease using a fully-secured annual incremental borrowing rate, adjusted for time value corresponding with the expected lease term.

Certain of our retail store leases include rental payments based upon a percentage of retail sales in excess of a minimum fixed rental. In some cases, there is no fixed minimum rental and the entire rental payment is based upon a percentage of sales. Certain of our warehouse leases have rental payments that vary based upon the volume of product placed in storage. In addition, certain leases include rental payments adjusted periodically for changes in price level indexes. We recognize expense for these types of payments as incurred and report them as variable lease expense.

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheet were:

March 31, 2019
(in thousands)
Assets:
Right-of-use assets	$163,266
Liabilities:
Current operating lease liabilities	$44,618
Long-term operating lease liabilities	125,055
Total operating lease liabilities	$169,673

Lease Costs and Other Information

Lease-related costs reported in the Company’s condensed consolidated statement of operations were:

Three Months Ended March 31, 2019
(in thousands)
Operating lease cost	$14,930
Short-term lease cost	1,360
Variable lease cost	2,989
Total lease costs	$19,279

Other information related to leases, including supplemental cash flow information, consists of:

Three Months Ended March 31, 2019
(in thousands, except weighted average data)
Cash paid for operating leases	$18,574
Right-of-use assets obtained in exchange for operating lease liabilities (1)	177,509
Weighted average remaining lease term (in years)	5.7
Weighted average discount rate	4.7%
(1) Includes $176.1 million for operating leases existing on January 1, 2019 and $1.4 million for operating leases that commenced in the first quarter of 2019.

Maturities

The maturities of the Company’s operating lease liabilities were:

As of March 31, 2019
(in thousands)
2019 (remainder of year)	$35,029
2020	44,645
2021	36,368
2022	24,461
2023	16,909
Thereafter	39,857
Total future minimum lease payments	197,269
Less: imputed interest	(27,596)
Total operating lease liabilities	$169,673

Leases that have not yet commenced

As of March 31, 2019, we had significant obligations for leases that have not yet commenced related to our new distribution center and office relocation projects. In the fourth quarter of 2018, the Company entered into a lease agreement for a new distribution center in Dayton, Ohio, which is expected to replace the Company’s existing facility in Ontario, California in 2019. The contractual commitment related to this lease, with payments beginning at the later of substantial completion of the building or July 2019 and continuing through 2030, is approximately $25.4 million, with expected total capital investments of approximately $35 million. In the first quarter of 2019, the Company entered into a lease for its new corporate headquarters and regional office in Broomfield, Colorado. The contractual commitment related to this lease, with payments beginning in March 2020 and continuing through August 2030, is approximately $20.4 million, with expected net capital investments totaling $7.0 million prior to lease commencement.

Comparative Information as Reported Under Previous Accounting Standards

The following comparative information is reported based upon previous accounting standards in effect for the periods presented.

Future minimum lease payments under operating leases were:

As of December 31, 2018
(in thousands)
2019	$42,455
2020	36,299
2021	29,714
2022	20,721
2023	15,334
Thereafter	54,149
Total minimum lease payments (1)	$198,672
(1) Includes future minimum lease payments of $25.4 million related to the new distribution center in Dayton, Ohio.

Rent expense for operating leases was:

Three Months Ended March 31, 2018
(in thousands)
Minimum rentals (1)	$18,239
Contingent rentals	2,160
Total rent expense	$20,399
(1) Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking, and storage fees, which were approximately $2.3 million in the three months ended March 31, 2018.

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of the Company’s derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at March 31, 2019 and December 31, 2018. The fair values of the Company’s derivative instruments were an asset of $0.1 million and a liability of $1.3 million at March 31, 2019 and December 31, 2018, respectively. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of the Company’s cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

The Company’s borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s outstanding borrowings approximate their carrying values at March 31, 2019 and December 31, 2018, based on interest rates currently available to the Company for similar borrowings and were:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings	$215,000	$215,000	$120,000	$120,000

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

6. DERIVATIVE FINANCIAL INSTRUMENTS

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

Counterparty default risk is considered low because the forward contracts that the Company enters into are over-the-counter instruments transacted with highly-rated financial institutions. The Company was not required to and did not post collateral as of March 31, 2019 or December 31, 2018.

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

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	March 31, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$1,173	$(1,123)	$943	$(2,256)
Netting of counterparty contracts	(1,123)	1,123	(943)	943
Foreign currency forward contract derivatives	$50	$—	$—	$(1,313)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	March 31, 2019		December 31, 2018
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Euro	$62,796	$(16)	$34,959	$(92)
Singapore Dollar	38,274	(54)	34,584	254
Japanese Yen	26,188	477	25,561	(178)
British Pound Sterling	7,478	(111)	22,185	183
South Korean Won	15,838	137	9,408	63
Other currencies	45,842	(383)	67,885	(1,543)
Total	$196,416	$50	$194,582	$(1,313)

Latest maturity date	April 2019		January 2019

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts, and were:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Foreign currency transaction gains (losses)	$(1,433)	$1,051
Foreign currency forward exchange contracts gains	216	20
Foreign currency gains (losses), net	$(1,217)	$1,071

7. REVOLVING CREDIT FACILITIES AND BANK BORROWINGS

The Company’s borrowings were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Revolving credit facilities	$215,000	$120,000
Less: Current portion of borrowings	—	—
Total long-term borrowings	$215,000	$120,000

Senior Revolving Credit Facility

In December 2011, the Company entered into a revolving credit facility (the “Facility”), pursuant to an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. The Credit Agreement contains certain covenants that restrict certain actions by the Company, including limitations on: (i) stock repurchases to an aggregate of $250.0 million per fiscal year, subject to certain restrictions; and (ii) capital expenditures and commitments to $70.0 million per year. The Credit Agreement also permits intercompany loans of up to $375.0 million and requires the Company to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed the lesser of $40.0 million or 40% of the total commitments during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of (i) 3.00 to 1.00 at March 31, 2019, (ii) 2.75 to 1.00 at June 30, 2019, (iii) 2.50 to 1.00 at September 30, 2019 and the last day of each quarter thereafter. As of March 31, 2019, the Company was in compliance with all financial covenants under the Credit Agreement.
As of March 31, 2019, the total commitments available from the lenders under the Facility were $300.0 million. At March 31, 2019, the Company had $215.0 million in outstanding borrowings, which are due in February 2021, and $4.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of March 31, 2019 and

December 31, 2018, the Company had $80.4 million and $129.4 million, respectively, of available borrowing capacity under the Facility.

The Company also has a revolving credit facility in Asia, under which the Company had no borrowings during the three months ended March 31, 2019 and year ended December 31, 2018 or borrowings outstanding at March 31, 2019 and December 31, 2018.

8. COMMON STOCK REPURCHASE PROGRAM

The Company repurchased 2.1 million shares of its common stock at a cost of $53.5 million, including commissions, and 1.4 million shares of its common stock at a cost of $20.1 million, including commissions, during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had remaining authorization to repurchase approximately $102.3 million of its common stock, subject to restrictions under its Credit Agreement.

On May 5, 2019, the Board of Directors increased the repurchase authorization by up to an additional $500.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended at any time at the Company’s discretion.

9. REVENUES

Revenues by reportable operating segment and by channel were:

	Three Months Ended March 31, 2019
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Wholesale	$71,229	$68,950	$64,491	$52	$204,722
Retail	38,076	13,903	5,417	—	57,396
E-commerce	19,821	8,194	5,816	—	33,831
Total revenues	$129,126	$91,047	$75,724	$52	$295,949

	Three Months Ended March 31, 2018
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Wholesale (1)	$72,674	$65,750	$55,860	$313	$194,597
Retail	34,716	17,614	7,176	—	59,506
E-commerce	16,440	7,815	4,790	—	29,045
Total revenues	$123,830	$91,179	$67,826	$313	$283,148
(1) In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. The previously reported amounts for wholesale revenues for the three months ended March 31, 2018 have been revised to conform to the current period presentation. See ‘Impacts of segment composition change’ table below for more information.

Impacts of segment composition change:

Three Months Ended March 31, 2018
Increase (Decrease)
(in thousands)
Impacts on wholesale revenues:
Asia Pacific	$(5,983)
EMEA	5,983

During the three months ended March 31, 2019 and 2018, the Company recognized increases of less than $0.1 million and $0.8 million, respectively, to wholesale revenues due to changes in estimates related to products transferred to customers in prior periods. There were no changes to estimates for retail and e-commerce channel revenues during either of the three months ended March 31, 2019 and 2018.

Contract Liabilities

At March 31, 2019 and December 31, 2018, $1.1 million and $1.6 million, respectively, of deferred revenues associated with advance customer deposits were reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets. Deferred revenues of $1.2 million and $0.8 million were recognized in revenues during the three months ended March 31, 2019 and 2018, respectively. The remainder of deferred revenues at March 31, 2019 are expected to be recognized in revenues during the second quarter of 2019 as products are shipped or delivered.

Refund Liabilities

At March 31, 2019 and December 31, 2018, $8.0 million and $6.4 million, respectively, of refund liabilities, primarily associated with product returns, were reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets.

10. SHARE-BASED COMPENSATION

The Company’s share-based compensation awards are issued under the 2015 Equity Incentive Plan (“2015 Plan”) and predecessor plan, the 2007 Equity Incentive Plan (the “2007 Plan”). Any awards that expire or are forfeited under the 2007 Plan become available for issuance under the 2015 Plan. As of March 31, 2019, 1.9 million shares of common stock remained available for future issuance under the 2015 Plan, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

Share-Based Compensation Expense

Pre-tax share-based compensation expense reported in the Company’s condensed consolidated statements of operations was:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of sales	$88	$79
Selling, general and administrative expenses	3,546	2,595
Total share-based compensation expense	$3,634	$2,674

Stock Option Activity

Stock option activity during the three months ended March 31, 2019 was:

Number of Options
(in thousands)
Outstanding as of December 31, 2018	362
Granted	—
Exercised	(10)
Forfeited or expired	—
Outstanding as of March 31, 2019	352

As of March 31, 2019, the Company had $0.2 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 1.2 years.

Restricted Stock Awards and Restricted Stock Units Activity

The Company grants service-condition restricted stock awards (“RSAs”) as well as service-condition, performance-condition, and market-condition restricted stock units (“RSUs”). RSA and RSU activity during the three months ended March 31, 2019 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except fair value data)
Unvested at December 31, 2018	6	$18.61	2,752	$11.58
Granted	2	28.50	745	25.38
Vested	(3)	19.40	(874)	9.74
Forfeited	—	—	(348)	12.81
Unvested at March 31, 2019	5	$21.16	2,275	$13.59

As of March 31, 2019, unrecognized share-based compensation expense for RSAs was $0.1 million, which is expected to amortize over a remaining weighted average period of 0.2 years.

RSUs vested during the three months ended March 31, 2019 consisted of 0.5 million service-condition awards and 0.4 million performance- and market-condition awards. As of March 31, 2019, unrecognized share-based compensation expenses for service-condition awards were $12.5 million and for performance- and market-condition awards were $10.6 million, and are expected to amortize over remaining weighted average periods of 1.7 years and 2.7 years, respectively.

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except effective tax rate)
Income before income taxes	$30,329	$27,212
Income tax expense	5,619	10,758
Effective tax rate	18.5%	39.5%

During the three months ended March 31, 2019, the decrease in the effective tax rate, compared to the same period in 2018, is due to the relative mix of operating income and losses in jurisdictions with differing statutory tax rates and the increase in operating income in certain jurisdictions where the Company is unable to record tax benefits because it has determined that it is not more likely than not that such tax benefits will be realized. The Company’s effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as operating losses in certain jurisdictions for which tax benefits cannot be recognized. There were no significant or unusual discrete tax items during the three months ended March 31, 2019. The Company had unrecognized tax benefits of $4.4 million and $4.5 million at March 31, 2019 and December 31, 2018, respectively, and the Company does not expect any significant changes in tax benefits in the next twelve months.

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

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2019 and 2018 were:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$24,710	$12,523
Less: Net income allocable to Series A Convertible Preferred stockholders (1)	—	(2,094)
Remaining net income available to common stockholders - basic and diluted	$24,710	$10,429
Denominator:
Weighted average common shares outstanding - basic	73,009	68,705
Plus: dilutive effect of stock options and unvested restricted stock units for both periods and Series A Convertible Preferred in 2018	1,866	2,963
Weighted average common shares outstanding - diluted	74,875	71,668

Net income per common share:
Basic	$0.34	$0.15
Diluted	$0.33	$0.15
(1) Represents the amount which would have been paid to preferred stockholders in the event the Company had declared a dividend on its common stock.

No options, RSUs, or PSUs were anti-dilutive for the three months ended March 31, 2019. For the three months ended March 31, 2018, 0.4 million options, RSUs, or PSUs were excluded from the calculation of diluted EPS under the two-class method because the effect was anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2019, the Company had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of the Company’s products, for an aggregate of $150.6 million.

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

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has three reportable operating segments based on the geographic nature of its operations: Americas, Asia Pacific, and EMEA. In addition, the ‘Other businesses’ category aggregates insignificant operating segments that do not meet the reportable segment threshold, including corporate operations and company-operated manufacturing facilities, which substantially ceased operations in the third quarter of 2018.

Each of the reportable operating segments derives its revenues from the sale of footwear and accessories to external customers. Revenues for ‘Other businesses’ include non-footwear and accessories product sales to external customers that are excluded from the measurement of segment operating revenues and income.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues:
Americas	$129,126	$123,830
Asia Pacific (1)	91,047	91,179
EMEA (1)	75,724	67,826
Total segment revenues	295,897	282,835
Other businesses	52	313
Total consolidated revenues	$295,949	$283,148
Income from operations:
Americas	$33,609	$28,539
Asia Pacific (1)	26,681	24,108
EMEA (1)	25,044	20,339
Total segment income from operations	85,334	72,986
Reconciliation of total segment income from operations to income before income taxes:
Other businesses (2)	(16,337)	(10,934)
Unallocated corporate and other (3)	(36,419)	(36,130)
Income from operations	32,578	25,922
Foreign currency gains (losses), net	(1,217)	1,071
Interest income	195	279
Interest expense	(1,817)	(113)
Other income	590	53
Income before income taxes	$30,329	$27,212
Depreciation and amortization:
Americas	$909	$1,304
Asia Pacific	224	696
EMEA	221	352
Total segment depreciation and amortization	1,354	2,352
Other businesses	1,323	1,524
Unallocated corporate and other	3,459	3,767
Total consolidated depreciation and amortization	$6,136	$7,643
(1) In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. The previously reported amounts for revenues and income from operations for the three months ended March 31, 2018 have also been revised to conform to the current period presentation. See ‘Impacts of segment composition change’ table below for more information.
(2) ‘Other businesses’ expense increases are due primarily to higher distribution center costs related to increased volumes and timing of expenses.

(3) Unallocated corporate and other includes corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Impacts of segment composition change:

Three Months Ended March 31, 2018
Increase (Decrease)
(in thousands)
Impacts on revenues:
Asia Pacific	$(5,983)
EMEA	5,983
Impacts on income from operations:
Asia Pacific	(2,476)
EMEA	2,476

The following table sets forth asset information related to reportable operating segments as of the dates shown:

	March 31, 2019	December 31, 2018
	(in thousands)
Long-lived assets:
Americas	$134,931	$12,977
Asia Pacific	22,137	1,831
EMEA	14,233	3,125
Total segment long-lived assets	171,301	17,933
Supply Chain	24,747	11,996
Corporate and other	43,395	39,586
Total long-lived assets	$239,443	$69,515

Total consolidated assets:
Americas	$304,725	$157,016
Asia Pacific	150,909	139,679
EMEA	97,830	66,021
Total segment assets	553,464	362,716
Supply Chain	45,447	31,108
Corporate and other	90,295	75,077
Total consolidated assets	$689,206	$468,901

15. LEGAL PROCEEDINGS

The Company was subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, the Company was notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $3.7 million, plus interest and penalties, for the period January 2010 through May 2011. The Company has disputed these assessments and asserted defenses to the claims. On February 25, 2015, the Company received additional assessments totaling 33.3 million BRL, or approximately $8.5 million, plus interest and penalties, related to the remainder of the audit period. The Company has also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, the Company received a favorable ruling on its appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have appealed that decision and Crocs has challenged the appeal on both the merits and procedure. Should the Brazilian Tax Authority prevail in this final administrative appeal, Crocs may still challenge the assessments through the court system, which would likely require the posting of a bond. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable and resulted in an approximately 38% reduction in principal, penalties, and interest, leaving approximately $5.3 million, plus interest and penalties, at risk for those assessments. The tax authorities have appealed that decision and Crocs has filed a response to the tax authorities’ appeal as well as a separate appeal against the unfavorable portion of the ruling. We have not recorded these items within the condensed consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

For all other claims and disputes, where the Company is able to estimate reasonably possible losses or a range of reasonably possible losses, the Company estimates that as of March 31, 2019, reasonably possible losses associated with these claims and other disputes are immaterial.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•
Consumer spending preferences continue to shift toward e-commerce and away from brick and mortar stores. This has resulted in continued sales growth in our e-commerce channel, as well as with various e-tail partners in the wholesale channel.

•	We continue to place greater priority on outlet stores, so that they now represent 51.6% of our store base.

•	A cautious retail environment may negatively affect customer purchasing trends.

•	Foreign exchange rate volatility impacts our reported U.S. Dollar results from our foreign operations.

•
In 2018, we successfully completed our SG&A reduction plan, eliminating approximately $75 million of annualized expenses from our cost structure. We expect to realize approximately $10 million in additional cost reductions in 2019. We have elected to reinvest some of those savings in marketing and our e-commerce business, to further strengthen our brand and drive incremental sales growth.

•	As a result of the repurchase and conversion of our Series A Convertible Preferred Stock on December 5, 2018, we are no longer required to pay $12 million annually in preferred stock dividends.

•
Non-recurring charges relating to the Company’s new distribution center in Dayton, Ohio are expected to reduce gross margin by approximately 100 basis points in 2019. In 2020 and beyond, when the new distribution center is fully operational, we expect a benefit to gross margin of approximately 100 basis points.

•	Capital expenditures to support our growth potential are expected to be approximately $65 million in 2019.

Use of Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), we present certain information related to our results of operations through “constant currency,” which is a non-GAAP financial measure and should be viewed as a supplement to our results of operations and presentation of reportable segments under U.S. GAAP. Constant currency represents current period results that have been retranslated using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rates on reported amounts.

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

First Quarter 2019 Financial and Operational Highlights

Revenues were $295.9 million for the first quarter of 2019, a 4.5% increase compared to the first quarter of 2018. The increase was due to the net effects of: (i) higher unit sales volumes, which increased revenues by $23.2 million, or 8.2%; (ii) higher average selling prices as our product and channel mix continued to change, which increased revenues by $2.3 million, or 0.8%; and (iii) unfavorable changes in exchange rates, which decreased revenues by $12.7 million, or 4.5%

The following were significant developments affecting our businesses and capital structure during the three months ended March 31, 2019:

•	We sold 18.4 million pairs of shoes worldwide, an increase of 8.2% from 17.0 million pairs in the three months ended March 31, 2018.

•	Gross margin was 46.5%, a decline of 290 basis points from last year’s first quarter, driven by the unfavorable impacts of currency, freight, and distribution costs.

•
SG&A was $105.0 million compared to $114.0 million in the first quarter of 2018. As a percent of revenues, SG&A improved 470 basis points to 35.5% of revenues compared to 40.2% of revenues in the first quarter of 2018. First quarter 2019 results included $0.7 million of non-recurring charges related to various cost reduction activities compared to $2.5 million of non-recurring charges in last year’s first quarter associated with our SG&A reduction plan.

•
Income from operations of $32.6 million increased 25.7% compared to $25.9 million in last year’s first quarter. Net income attributable to common stockholders was $24.7 million, or $0.33 per diluted share, compared to $12.5 million, or $0.15 per diluted share, in last year’s first quarter. We had 74.9 million and 71.7 million weighted average diluted common shares outstanding on March 31, 2019 and 2018, respectively.

•
To continue improving the efficiency and profitability of our retail business, we closed or transferred to distributors 11 stores during the three months ended March 31, 2019, 54.5% of which were full-priced stores, to end the quarter with 372 stores, 53 fewer than at March 31, 2018.

•	We repurchased 2.1 million shares of common stock at an aggregate cost of $53.5 million.

Results of Operations

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands, except per share, margin, and average selling price data)
Revenues	$295,949	$283,148	4.5%
Cost of sales	158,334	143,275	(10.5)%
Gross profit	137,615	139,873	(1.6)%
Selling, general and administrative expenses	105,037	113,951	7.8%
Income from operations	32,578	25,922	25.7%
Foreign currency gains (losses), net	(1,217)	1,071	(213.6)%
Interest income	195	279	(30.1)%
Interest expense	(1,817)	(113)	(1,508.0)%
Other income	590	53	1,013.2%
Income before income taxes	30,329	27,212	11.5%
Income tax expense	5,619	10,758	47.8%
Net income	24,710	16,454	50.2%
Dividends on Series A convertible preferred stock	—	(3,000)	100.0%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	—	(931)	100.0%
Net income attributable to common stockholders	$24,710	$12,523	97.3%
Net income per common share:
Basic	$0.34	$0.15	126.7%
Diluted	$0.33	$0.15	120.0%

Gross margin (1)	46.5%	49.4%	(290	)bp
Operating margin (1)	11.0%	9.2%	180	bp
Footwear unit sales	18,432	17,033	8.2%
Average footwear selling price - nominal basis	$15.73	$16.28	(3.4)%
Average footwear selling price - constant currency basis (2)	$16.75	$16.28	2.9%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period, which is a non-GAAP financial measure.

Revenues. Revenues increased $12.8 million, or 4.5%, during the three months ended March 31, 2019 compared to the same period in 2018. Growth in our wholesale and e-commerce channels more than offset a decline in our retail channel resulting from our targeted reduction in the number of company-operated retail stores. Our wholesale channel grew by 5.2%, with especially strong performance in EMEA during the first quarter. Our e-commerce channel grew by 16.5% due to increased traffic as consumers continued to migrate to online shopping channels, and we continued to invest in digital marketing. Our retail channel decreased by 3.5% in the first quarter of 2019 compared to the same period of 2018, as we operated 53 fewer retail stores compared to March 31, 2018. Higher unit sales volume increased revenues by $23.2 million, or 8.2%, despite the shift in the timing of the Easter holiday. Higher average selling price on a constant currency basis (“ASP”) increased revenues by approximately $2.3 million, or 0.8%. A decrease of $12.7 million, or 4.5%, resulted from unfavorable foreign currency translation.

Cost of sales. Cost of sales increased $15.1 million, or 10.5%, during the three months ended March 31, 2019 compared to the same period in 2018. Higher unit sales volume resulted in an increase in cost of sales of $11.8 million, or 8.2%. The unfavorable impacts of higher freight costs associated with inflation and the use of air shipments and operating our Americas distribution center above capacity contributed to a higher average cost per unit on a constant currency basis (“AUC”). Higher AUC accounted for a $9.8 million, or 6.8%, increase in cost of sales. The impact of foreign currency translation was a decrease of $6.5 million, or 4.5%.

Gross profit. Gross profit decreased $2.3 million, or 1.6%, during the three months ended March 31, 2019 compared to the same period in 2018. Gross margin declined 290 basis points to 46.5% compared to the same period in 2018, driven by the unfavorable impact of currency on our purchasing power, increased freight expenses, and higher supply chain costs. A decrease of $7.4 million, or 5.3%, resulted from increases in average cost per unit that exceeded ASP gains, while an increase of approximately $11.4 million, or 8.2%, resulted from higher unit sales volume. The impact of unfavorable foreign currency translation was a decrease of $6.3 million, or 4.5%.

Selling, general and administrative expenses. SG&A decreased $8.9 million, or 7.8%, during the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily due to a decrease in facilities expense of $3.2 million, the result of operating 53 fewer stores as of March 31, 2019 compared to March 31, 2018, and combined decreases in professional services expense of $2.5 million, asset impairment expense of $1.5 million, and net marketing and other expenses of $1.7 million. As a percent of sales, SG&A improved by 470 basis points to 35.5%, a reflection of our SG&A reduction plan.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consists of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended March 31, 2019, we recognized realized and unrealized net foreign currency losses of $1.2 million compared to gains of $1.1 million during the three months ended March 31, 2018.

Income tax expense. During the three months ended March 31, 2019, income tax expense decreased $5.1 million compared to the same period in 2018. The effective tax rate for the three months ended March 31, 2019 was 18.5% compared to an effective tax rate of 39.5% for the same period in 2018, a 21.0% decrease. The decrease in the effective rate was due to the relative mix of operating income and losses in jurisdictions with differing statutory tax rates and the increase in operating income in certain jurisdictions where we are unable to record tax benefits because it has determined that it is not more likely than not that such tax benefits will be realized. Our effective tax rate of 18.5% for the three months ended March 31, 2019 differs from the federal U.S. statutory primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as operating losses in certain jurisdictions for which tax benefits cannot be recognized. There were no significant or unusual discrete tax items during the three months ended March 31, 2019.

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

Revenues By Channel

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
	2019	2018
	(in thousands)
Wholesale:
Americas	$71,229	$72,674	(2.0)%	(0.3)%
Asia Pacific (2)	68,950	65,750	4.9%	10.0%
EMEA (2)	64,491	55,860	15.5%	26.2%
Other businesses	52	313	(83.4)%	(83.1)%
Total wholesale	204,722	194,597	5.2%	10.6%
Retail:
Americas	38,076	34,716	9.7%	9.8%
Asia Pacific	13,903	17,614	(21.1)%	(17.7)%
EMEA	5,417	7,176	(24.5)%	(16.1)%
Total retail	57,396	59,506	(3.5)%	(1.4)%
E-commerce:
Americas	19,821	16,440	20.6%	21.0%
Asia Pacific	8,194	7,815	4.8%	9.9%
EMEA	5,816	4,790	21.4%	32.5%
Total e-commerce	33,831	29,045	16.5%	19.9%
Total revenues	$295,949	$283,148	4.5%	9.0%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.
(2) In the third quarter of 2018, certain revenues previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. The previously reported amounts for wholesale revenues in these regions for the three months ended March 31, 2018 have been revised to conform to the current year presentation. See ‘Impacts on revenue of segment composition change’ table below for more information.

Impacts on revenue of segment composition change:

Three Months Ended March 31, 2018
Increase (Decrease)
(in thousands)
Wholesale:
Asia Pacific	$(5,983)
EMEA	5,983

Wholesale channel revenues. Revenues from our wholesale channel increased $10.1 million, or 5.2%, during the three months ended March 31, 2019 compared to the same period in 2018. An increase of $19.9 million, or 10.2%, resulted from higher unit sales volume due to increased customer demand. An increase of $0.7 million, or 0.4%, was driven by a higher ASP. The impact of unfavorable foreign currency translation was a decrease of $10.5 million, or 5.4%.

Retail channel revenues. Revenues from our retail channel decreased $2.1 million, or 3.5%, during the three months ended March 31, 2019 compared to the same period in 2018. The decrease in retail channel revenues was due to targeted reductions in our company-operated retail store fleet. As of March 31, 2019, we operated 53 fewer stores compared to the end of last year’s first quarter. A decrease of $3.8 million, or 6.3%, was due to lower unit sales volume related to store count reduction, partially offset by a favorable impact of $2.9 million, or 4.9%, due to higher ASP related to reduced promotional discounting and improved inventory composition. Our comparable retail store sales grew 8.7% on a global basis. The effect of foreign currency translation was a decrease of $1.2 million, or 2.1%.

E-commerce channel revenues. Revenues from our e-commerce channel, which includes our own e-commerce sites as well as sales through third-party marketplaces, increased $4.8 million, or 16.5%, during the three months ended March 31, 2019 compared to the same period in 2018, as this channel continued to grow in each region. Revenues increased by $5.0 million, or 17.4%, from higher unit sales volume as a result of higher traffic, increased consumer demand, and a continuing shift toward online purchasing. A higher ASP resulted in an increase of $0.8 million, or 2.6%. Unfavorable foreign currency translation resulted in a decrease of $1.0 million, or 3.5%.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
	2019	2018
	(in thousands)
Revenues:
Americas	$129,126	$123,830	4.3%	5.3%
Asia Pacific (2)	91,047	91,179	(0.1)%	4.6%
EMEA (2)	75,724	67,826	11.6%	22.1%
Total segment revenues	295,897	282,835	4.6%	9.1%
Other businesses	52	313	(83.4)%	(83.1)%
Total consolidated revenues	$295,949	$283,148	4.5%	9.0%

Income from operations:
Americas	$33,609	$28,539	17.8%	18.3%
Asia Pacific (2)	26,681	24,108	10.7%	16.0%
EMEA (2)	25,044	20,339	23.1%	35.2%
Total segment income from operations	85,334	72,986	16.9%	22.2%
Other businesses (3)	(16,337)	(10,934)	(49.4)%	(52.7)%
Unallocated corporate and other (4)	(36,419)	(36,130)	(0.8)%	(1.9)%
Total consolidated income from operations	$32,578	$25,922	25.7%	37.7%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.
(2) In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. The previously reported amounts for revenues and income from operations for the three months ended March 31, 2018 have also been revised to conform to the current period presentation. See ‘Impacts of segment composition change’ table below for more information.
(3) ‘Other businesses’ expense increases are due primarily to higher distribution center costs related to increased volumes and timing of expenses.
(4) Unallocated corporate and other includes corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Impacts of segment composition change:

Three Months Ended March 31, 2018
Increase (Decrease)
(in thousands)
Impacts on revenues:
Asia Pacific	$(5,983)
EMEA	5,983
Impacts on income from operations:
Asia Pacific	(2,476)
EMEA	2,476

Americas Operating Segment

Revenues. Revenues for our Americas segment increased $5.3 million, or 4.3%, during the three months ended March 31, 2019 compared to the same period in 2018. The increase in revenues was primarily driven by a 20.6% increase in e-commerce revenues due to increased traffic. Retail revenues increased by 9.7%, despite operating 8 fewer retail stores compared to the same period last year due to comparable store sales growth of 12.4%. Wholesale channel revenues decreased a net 2.0% as greater customer demand in North America was offset by lower unit sales volume in Latin America, primarily attributable to the difficult economic environment in the region. An increase in ASP generated $7.6 million, or 6.2%, partially offset by a decrease of $1.0 million, or 0.8%, due to lower unit sales volume. The effect of unfavorable foreign currency translation was a decrease of $1.3 million, or 1.1%.

Income from Operations. Income from operations for the Americas segment was $33.6 million for the three months ended March 31, 2019, an increase of $5.1 million, or 17.8%, compared to the same period in 2018. Gross profit increased $5.0 million, or 8.0%, and gross margin increased 180 basis points to 52.2%, compared to the same period in 2018. The increase is due to an increase in ASP of $7.8 million, or 12.5%, partially offset by a decrease of $2.2 million, or 3.5%, from lower unit sales volume, and unfavorable foreign currency translation impacts of $0.6 million, or 1.0%.

SG&A for our Americas segment decreased $0.1 million, or 0.2%, during the three months ended March 31, 2019 compared to the same period in 2018 due to a decrease in facilities expense of $0.4 million related to store closures, partially offset by net increases in marketing and other expenses of $0.3 million.

Asia Pacific Operating Segment

Revenues. Revenues for our Asia Pacific segment decreased $0.1 million, or 0.1%, during the three months ended March 31, 2019 compared to the same period in 2018. E-commerce revenues increased by 4.8% and wholesale revenues increased by 4.9% as we continued to strengthen our wholesale network. Retail revenues decreased by 21.1% as we operated 30 fewer stores in the region compared to the same period last year. The impact of unit sales volume was a $4.8 million, or 5.2%, increase to revenues, which was partially offset by a lower ASP, resulting in a decrease of $0.6 million, or 0.6%. The effect of foreign currency translation was a decrease of $4.3 million, or 4.7%.

Income from Operations. Income from operations for the Asia Pacific segment was $26.7 million for the three months ended March 31, 2019, an increase of $2.6 million, or 10.7%, compared to the same period in 2018. Gross profit decreased $2.4 million, or 4.9%, and gross margin decreased 250 basis points to 51.3% compared to the same period in 2018. The decrease in gross profit was due to a decrease of $4.2 million, or 8.6%, due to a lower ASP, partially offset by the favorable leverage of higher unit sales volume on margin, an increase of $4.0 million, or 8.2%. The impact of unfavorable foreign currency translation was a decrease of $2.2 million, or 4.5%.

SG&A for our Asia Pacific segment decreased $5.0 million, or 19.9%, during the three months ended March 31, 2019 compared to the same period in 2018. The decrease in SG&A was due to decreases of $1.4 million in compensation expense and $1.3 million in facilities expense as a result of the reduction in the number of company-operated retail stores, a decrease of $0.6 million in impairment expense, and a net decrease in other expenses of $1.7 million, none of which were individually significant.

EMEA Operating Segment

Revenues. Revenues for our EMEA segment increased $7.9 million, or 11.6%, during the three months ended March 31, 2019 compared to the same period in 2018. E-commerce revenue grew 21.4%, reflecting higher online traffic, and wholesale revenue grew 15.5%, more than offsetting a decline of 24.5% in retail results as we operated 15 fewer stores in the region compared to the same period last year. Our retail comparable store sales growth was 9.3%. Higher unit sales volume resulted in an increase of $17.7 million, or 26.1%, partially offset by a lower ASP in the region, which resulted in a decrease of $2.7 million, or 4.0%. Unfavorable foreign currency translation resulted in a decrease of $7.1 million, or 10.5%.

Income from Operations. Income from operations for the EMEA segment was $25.0 million for the three months ended March 31, 2019, an increase of $4.7 million, or 23.1%, compared to the same period in 2018. Gross profit for the EMEA segment increased $2.2 million, or 6.3%, and gross margin increased 250 basis points to 48.8% compared to the same period in 2018. The increase in gross profit was due to the net impact of an increase of $9.8 million, or 28.2%, from higher unit sales volume, a decrease of $4.0 million, or 11.7%, from a lower ASP, and a $3.6 million, or 10.2%, decrease from foreign currency translation.

SG&A for our EMEA segment decreased $2.5 million, or 17.5%, during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to reductions of $1.3 million in compensation expense, $1.2 million in facilities expense, and $0.6 million in professional services fees, partially offset by increases in net other expenses of a $0.6 million, none of which were individually significant.

Other Businesses and Unallocated Corporate

During the three months ended March 31, 2019, total net costs within ‘Other Businesses’ and ‘Unallocated Corporate and Other’ increased $5.7 million compared to the same period in 2018. The increase was due primarily to higher distribution center costs of $5.4 million, primarily related to increased volumes, including higher labor costs and rent expense, and timing of expenses related to overhead absorption. These increases were partially offset by decreases in marketing expenses, professional fees, and net other expenses of $0.3 million.

Store Locations and Comparable Store Sales

The tables below illustrate the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the three months ended March 31, 2019:

	December 31, 2018	Opened	Closed/Transferred	March 31, 2019
Type:
Outlet stores	195	—	3	192
Retail stores	120	—	6	114
Kiosk/store-in-store	68	—	2	66
Total	383	—	11	372
Operating segment:
Americas	168	—	2	166
Asia Pacific	153	—	6	147
EMEA	62	—	3	59
Total	383	—	11	372

Comparable retail store sales and direct-to-consumer store sales by operating segment were:

	Constant Currency (1)
	Three Months Ended March 31,
	2019	2018
Comparable retail store sales: (2)
Americas	12.4%	10.9%
Asia Pacific	(0.4)%	4.7%
EMEA	9.3%	(2.6)%
Global	8.7%	7.6%

	Constant Currency (1)
	Three Months Ended March 31,
	2019	2018
Direct-to-consumer comparable store sales (includes retail and e-commerce): (2)
Americas	15.3%	13.1%
Asia Pacific	1.9%	10.4%
EMEA	19.2%	4.2%
Global	12.2%	11.2%
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

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of March 31, 2019 was:

March 31, 2019
(in thousands)
Cash and cash equivalents	$86,333
Available borrowings	80,400

As of March 31, 2019, we had $86.3 million in cash and cash equivalents and up to $80.4 million of remaining availability under our revolving credit facilities. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Senior Revolving Credit Facility and other financing instruments will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, among other factors, could impact our business and liquidity.

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

Most of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. As of March 31, 2019, we held $72.3 million of our total $86.3 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. If the $72.3 million were to be immediately repatriated to the U.S., no additional U.S. federal income tax expense would be incurred.

Senior Revolving Credit Facility

In December 2011, the Company entered into a revolving credit facility (the “Facility”), pursuant to an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. The Credit Agreement contains certain covenants that restrict certain actions by the Company, including limitations on: (i) stock repurchases to an aggregate of $250.0 million per fiscal year, subject to certain restrictions; and (ii) capital expenditures and commitments to $70.0 million per year. The Credit Agreement also permits intercompany loans of up to $375.0 million and requires the Company to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed the lesser of $40.0 million or 40% of the total commitments during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of (i) 3.00 to 1.00 at March 31, 2019, (ii) 2.75 to 1.00 at June 30, 2019, (iii) 2.50 to 1.00 at September 30, 2019 and the last day of each quarter thereafter. As of March 31, 2019, the Company was in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2019, the total commitments available from the lenders under the Facility were $300.0 million. At March 31, 2019, the Company had $215.0 million in outstanding borrowings, which are due in February 2021, and $4.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of March 31, 2019 and December 31, 2018, the Company had $80.4 million and $129.4 million, respectively, of available borrowing capacity under the Facility.

The Company also has a revolving credit facility in Asia, under which the Company had no borrowings during the three months ended March 31, 2019 and year ended December 31, 2018 or borrowings outstanding at March 31, 2019 and December 31, 2018.

Cash Flows

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands)
Cash used in operating activities	$(63,715)	$(46,601)	$(17,114)	36.7%
Cash used in investing activities	(10,328)	(1,652)	(8,676)	(525.2)%
Cash provided by (used in) financing activities	36,875	(24,153)	61,028	252.7%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(22)	2,176	(2,198)	101.0%
Net change in cash, cash equivalents, and restricted cash	$(37,190)	$(70,230)	$33,040	(47.0)%

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for noncash items and changes in working capital. Cash used in operating activities increased $17.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in cash used in operating activities resulted from the combined impacts of an increase in net income as adjusted for non-cash items, which resulted in a favorable change of $21.6 million, and an unfavorable change in our operating assets and liabilities of $38.7 million, which was primarily due to higher variable compensation, changes from the prior year adoption of the new revenue standard, and changes in income tax liabilities. The favorable change in net income adjusted for non-cash items was driven primarily by higher net income of $8.3 million, as well as non-cash operating lease cost related to the amortization of the right-of-use asset and accretion of the operating lease liability as result of the adoption of the new lease accounting standard as of January 1, 2019. This was offset in part by lower depreciation and amortization expenses.

Investing Activities. The $8.7 million increase in cash used in investing activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily reflects expenditures on the planned relocation of the Company’s Americas distribution center from California to Ohio.

Financing Activities. The $61.0 million increase in cash provided by financing activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 resulted primarily from borrowings of $95.0 million during the three months ended March 31, 2019 compared to $0.4 million of repayments of borrowings for the same period in 2018, partially offset by the repurchase of 2.1 million shares of our common stock for approximately $53.5 million compared to 1.4 million shares for approximately $20.1 million in the first three months of 2018.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than borrowings on the Facility, as described in Note 7 — Revolving Credit Facilities and Bank Borrowings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2019, other than lease obligations for leases that have not yet commenced, which are described in Note 4 — Leases, and certain purchase commitments, which are described in Note 13 — Commitments and Contingencies, both of which are in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

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

As of January 1, 2019, we adopted authoritative guidance related to accounting for lease agreements using the modified retrospective method of adoption with the cumulative effect recognized through retained earnings upon adoption. The comparative information presented in the condensed consolidated financial statements was not restated and is reported under the accounting standards in effect for the periods presented. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward existing lease classification and to exclude leases with original terms of one year or less. Further, the Company elected to combine lease and non-lease components, and did not elect to use hindsight in applying the new standard. Due to the Company’s centralized treasury function, the Company utilizes a portfolio approach to discount its lease obligations. The Company assesses the expected lease term at lease inception and discounts the lease using a fully-secured annual incremental borrowing rate provided by the Company’s lender, adjusted for time value corresponding with the expected lease term. The adoption of this guidance did not have, and is not expected to have, a significant impact on our reported revenues, gross margins, income from operations, or cash flows. The adoption of this guidance resulted in recognition of significant new right-of-use assets and operating lease liabilities in our condensed consolidated balance sheet as of March 31, 2019.

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 2 — Recent Accounting Pronouncements in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q. There have been no other significant changes in our critical accounting policies or their application since December 31, 2018.

Recent Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements, and issued accounting pronouncements that we believe may have an impact on our consolidated financial statements when adopted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. Our exposure to market risk includes interest rate fluctuations in connection with our Facility and certain financial instruments.

Borrowings under our Facility bear interest at a variable rate and are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of March 31, 2019, we had $215.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit under our Facility. As of December 31, 2018, we had $120.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under our Facility.

A hypothetical increase of 1% in the interest rate on these borrowings would have increased interest expense by $0.5 million for the three months ended March 31, 2019.

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

We have experienced and will continue to experience changes in international currency rates, impacting both results of operations and the value of assets and liabilities denominated in foreign currencies. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of March 31, 2019, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $196.4 million. The net fair value of these contracts at March 31, 2019 was an asset of $0.1 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 31, 2019, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $1.1 million.

Effects of Changes in Exchange Rates on Translated Results of International Subsidiaries

Changes in exchange rates have a direct effect on our reported U.S. Dollar consolidated financial statements because we translate the operating results and financial position of our international subsidiaries to U.S. Dollars using current period exchange rates. Specifically, we translate the statements of operations of our foreign subsidiaries into the U.S. Dollar reporting currency using exchange rates in effect during each reporting period. As a result, comparisons of reported results between reporting periods may be impacted significantly due to differences in the exchange rates used to translate the operating results of our international subsidiaries. For example, in our EMEA operating segment, when the U.S. Dollar strengthens relative to the Euro, our reported U.S. Dollar results are lower than if there had been no change in the exchange rate, because more Euros are required to generate the same U.S. Dollar translated amount. Conversely, when the U.S. Dollar weakens relative to the Euro, the reported U.S. Dollar results of our EMEA operating segment are higher compared to a period with a stronger U.S. Dollar relative to the Euro. Similarly, the reported U.S. Dollar results of our Asia Pacific operating segment, where the functional currencies are primarily the Japanese Yen, Chinese Yuan, Korean Won and the Singapore Dollar, are comparatively lower or higher when the U.S. Dollar strengthens or weakens, respectively, relative to these currencies.

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our income before taxes during the three months ended March 31, 2019 by approximately $0.3 million, excluding the impact on our purchasing power. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

In the three months ended March 31, 2019, we have implemented software and related technology controls to address the new lease accounting guidance requirements under ASC 842. In addition, we have enhanced our control environment over accounting for lease arrangements. There have been no other changes during the three months ended March 31, 2019 to our internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15(f), that materially affected or are reasonably likely to materially affect our ICFR.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 15 — Legal Proceedings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2019	—	$—	—	$155,723,037
February 1 - February 28, 2019	3,400	25.01	3,400	155,638,056
March 1 - March 31, 2019	2,129,629	25.07	2,129,629	102,277,244
Total	2,133,029	$25.07	2,133,029	$102,277,244
(1) On February 20, 2018, the Board of Directors approved and authorized a program to repurchase up to $500.0 million of the Company’s common stock. As of March 31, 2019, approximately $102.3 million remained available for repurchase under our share repurchase authorization. On May 5, 2019, the Board approved an increase to the repurchase authorization of up to $500.0 million of the Company’s common stock. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

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

CROCS, INC.

Date: May 7, 2019	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer