Form 10-Q
period 2019-06-30
Crocs, Inc.
filed 2019-08-01
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 24, 2019, Crocs, Inc. had 69,616,336 shares of its common stock, par value $0.001 per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2019

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$358,899	$328,004	$654,848	$611,152
Cost of sales	169,520	146,604	327,854	289,879
Gross profit	189,379	181,400	326,994	321,273
Selling, general and administrative expenses	141,548	144,336	246,585	258,287
Income from operations	47,831	37,064	80,409	62,986
Foreign currency gains (losses), net	(261)	283	(1,478)	1,354
Interest income	131	146	326	425
Interest expense	(2,421)	(132)	(4,238)	(245)
Other income (expense), net	(604)	16	(14)	69
Income before income taxes	44,676	37,377	75,005	64,589
Income tax expense	5,478	3,000	11,097	13,758
Net income	39,198	34,377	63,908	50,831
Dividends on Series A convertible preferred stock	—	(3,000)	—	(6,000)
Dividend equivalents on Series A convertible preferred stock related to redemption value accretion and beneficial conversion feature	—	(951)	—	(1,882)
Net income attributable to common stockholders	$39,198	$30,426	$63,908	$42,949
Net income per common share:
Basic	$0.55	$0.37	$0.89	$0.52
Diluted	$0.55	$0.35	$0.87	$0.51
Weighted average common shares outstanding:
Basic	70,936	68,153	71,967	68,427
Diluted	71,915	71,467	73,369	70,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$39,198	$34,377	$63,908	$50,831
Other comprehensive income:
Foreign currency translation gains (losses), net	992	(12,784)	51	(10,555)
Reclassification of foreign currency translation loss to income (1)	—	(840)	—	(840)
Total comprehensive income	$40,190	$20,753	$63,959	$39,436

(1) For the three and six months ended June 30, 2018, represents reclassification of cumulative foreign currency translation adjustment of manufacturing subsidiaries.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$107,822	$123,367
Accounts receivable, net of allowances of $25,824 and $20,477, respectively	168,933	97,627
Inventories	134,602	124,491
Income taxes receivable	5,873	3,041
Other receivables	10,837	7,703
Restricted cash - current	1,805	1,946
Prepaid expenses and other assets	19,893	22,123
Total current assets	449,765	380,298
Property and equipment, net of accumulated depreciation and amortization of $83,382 and $80,956, respectively	36,237	22,211
Intangible assets, net	44,995	45,690
Goodwill	1,600	1,614
Deferred tax assets, net	8,446	8,663
Restricted cash	1,924	2,217
Right-of-use assets	163,808	—
Other assets	7,366	8,208
Total assets	$714,141	$468,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,705	$77,231
Accrued expenses and other liabilities	99,942	102,171
Income taxes payable	12,281	5,089
Current operating lease liabilities	45,394	—
Total current liabilities	258,322	184,491
Long-term income taxes payable	4,415	4,656
Long-term borrowings	215,000	120,000
Long-term operating lease liabilities	124,329	—
Other liabilities	139	9,446
Total liabilities	602,205	318,593
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 4.0 million shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 250.0 million shares authorized, 104.0 million and 103.0 million issued, 69.6 million and 73.3 million outstanding, respectively	104	103
Treasury stock, at cost, 34.4 million and 29.7 million shares, respectively	(507,193)	(397,491)
Additional paid-in capital	488,730	481,133
Retained earnings	184,896	121,215
Accumulated other comprehensive loss	(54,601)	(54,652)
Total stockholders’ equity	111,936	150,308
Total liabilities and stockholders’ equity	$714,141	$468,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	72,009	$104	31,838	$(452,196)	$484,932	$145,698	$(55,593)	$122,945
Share-based compensation	—	—	—	—	3,767	—	—	3,767
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	118	—	—	—	31	—	—	31
Repurchases of common stock	(2,512)	—	2,512	(54,997)	—	—	—	(54,997)
Net income	—	—	—	—	—	39,198	—	39,198
Other comprehensive income	—	—	—	—	—	—	992	992
Balance at June 30, 2019	69,615	$104	34,350	$(507,193)	$488,730	$184,896	$(54,601)	$111,936

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	68,277	$96	27,446	$(355,209)	$376,808	$202,954	$(41,165)	$183,484
Share-based compensation	—	—	—	—	3,341	—	—	3,341
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	210	—	(22)	1,062	(578)	—	—	484
Repurchases of common stock	(378)	—	378	(5,885)	—	—	—	(5,885)
Series A convertible preferred stock dividends	—	—	—	—	—	(3,000)	—	(3,000)
Series A convertible preferred stock accretion	—	—	—	—	—	(951)	—	(951)
Net income	—	—	—	—	—	34,377	—	34,377
Other comprehensive loss	—	—	—	—	—	—	(13,624)	(13,624)
Balance at June 30, 2018	68,109	$96	27,802	$(360,032)	$379,571	$233,380	$(54,789)	$198,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	73,306	$103	29,656	$(397,491)	$481,133	$121,215	$(54,652)	$150,308
Adjustments to beginning retained earnings (1)	—	—	—	—	—	(227)	—	(227)
Share-based compensation	—	—	—	—	7,401	—	—	7,401
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	954	1	49	(1,227)	196	—	—	(1,030)
Repurchases of common stock	(4,645)	—	4,645	(108,475)	—	—	—	(108,475)
Net income	—	—	—	—	—	63,908	—	63,908
Other comprehensive income	—	—	—	—	—	—	51	51
Balance at June 30, 2019	69,615	$104	34,350	$(507,193)	$488,730	$184,896	$(54,601)	$111,936
(1) Decrease to beginning retained earnings as a result of the adoption of new lease accounting standards as of January 1, 2019, as discussed in Note 2 — Recent Accounting Pronouncements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	68,791	$95	25,987	$(334,312)	$373,045	$190,431	$(43,394)	$185,865
Share-based compensation	—	—	—	—	5,735	—	—	5,735
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	1,095	1	38	226	(435)	—	—	(208)
Repurchases of common stock	(1,777)	—	1,777	(25,946)	—	—	—	(25,946)
Series A convertible preferred stock dividends	—	—	—	—	—	(6,000)	—	(6,000)
Series A convertible preferred stock accretion	—	—	—	—	—	(1,882)	—	(1,882)
Net income	—	—	—	—	—	50,831	—	50,831
Other comprehensive loss	—	—	—	—	—	—	(11,395)	(11,395)
Other	—	—	—	—	1,226	—	—	1,226
Balance at June 30, 2018	68,109	$96	27,802	$(360,032)	$379,571	$233,380	$(54,789)	$198,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$63,908	$50,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,865	14,874
Operating lease cost	29,679	—
Share-based compensation	7,401	6,015
Other non-cash items	(634)	2,172
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(73,000)	(73,845)
Inventories	(9,955)	(6,506)
Prepaid expenses and other assets	(912)	(1,089)
Accounts payable, accrued expenses and other liabilities	26,548	48,409
Operating lease liabilities	(34,732)	—
Cash provided by operating activities	20,168	40,861
Cash flows from investing activities:
Purchases of property, equipment, and software	(18,722)	(3,246)
Proceeds from disposal of property and equipment	260	34
Cash used in investing activities	(18,462)	(3,212)
Cash flows from financing activities:
Proceeds from bank borrowings	95,000	—
Repayments of bank borrowings	—	(669)
Dividends—Series A convertible preferred stock (1)	(2,985)	(6,000)
Repurchases of common stock	(108,475)	(25,946)
Other	(1,635)	(208)
Cash used in financing activities	(18,095)	(32,823)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	410	(6,183)
Net change in cash, cash equivalents, and restricted cash	(15,979)	(1,357)
Cash, cash equivalents, and restricted cash—beginning of period	127,530	177,055
Cash, cash equivalents, and restricted cash—end of period	$111,551	$175,698
(1) Represents $3.0 million paid to induce conversion of Series A Convertible Preferred Stock to common stock for the six months ended June 30, 2019 and $6.0 million paid in Series A Convertible Preferred Stock cash dividends for the six months ended June 30, 2018.

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

Our reportable operating segments include: the Americas, operating in North and South America; Asia Pacific, operating throughout Asia, Australia, and New Zealand; and Europe, Middle East, and Africa (“EMEA”), operating throughout Europe, Russia, the Middle East, and Africa. In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. See Note 14 — Operating Segments and Geographic Information for additional information. The previously reported amounts for revenues and income from operations for the three and six months ended June 30, 2018 have been revised to conform to the current year presentation.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the six months ended June 30, 2019, other than for the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements and “Critical Accounting Policies and Estimates” within Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Reclassifications

In addition to the shift in certain revenues and expenses previously reported within the ‘Asia Pacific’ and ‘EMEA’ segments described above, the Company has reclassified certain amounts on the condensed consolidated statements of cash flows to conform to current period presentation.

Seasonality of Business

Due to the seasonal nature of our footwear, which is more heavily focused on styles suitable for warm weather, revenues generated during our fourth quarter, when the northern hemisphere is experiencing cooler weather, are typically less than revenues generated during our first three quarters. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new model introductions, general economic conditions, and consumer confidence. Accordingly, results of operations and cash flows for any one quarter are not necessarily indicative of expected results for any other quarter or for any other year.

Transactions with Affiliates

The Company receives services from three affiliates of Blackstone Capital Partners VI L.P. (“Blackstone”). Blackstone and certain of its permitted transferees beneficially owned 6,896,548 shares of the Company’s common stock as of June 30, 2019. Blackstone also has the future right to designate for nomination one director to our Board, and currently has two designees serving on the Board.

Certain Blackstone affiliates provide various services to the Company, including inventory count services, cybersecurity and consulting, and workforce management services. The Company incurred expenses for services from these affiliates of $0.3 million for both of the three months ended June 30, 2019 and 2018, and $1.0 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. Expenses related to these services are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of operations.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that permits reclassification of the income tax effects of the U.S. Tax Cuts and Job Act (“Tax Act”) on accumulated other comprehensive income (“AOCI”) to retained earnings. This guidance may be adopted retrospectively to each period (or periods) in which the income tax effects of the Tax Act related to items remaining in AOCI are recognized, or at the beginning of the period of adoption. The guidance became effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. This guidance became effective during the first quarter of 2019; however, the Company did not elect to make the optional reclassification. Our policy is to release stranded tax effects from AOCI using either a specific identification approach or portfolio approach based on the nature of the underlying item.

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

Adoption of the new standard resulted in the recognition of right-of-use assets and liabilities of approximately $176.1 million and $187.4 million, respectively, as of January 1, 2019, with additional adjustments to ‘Prepaid expenses and other assets’, ‘Accrued expenses and other liabilities’, and ‘Retained earnings’. As a result of the adoption of new lease accounting standards, the Company assessed the initial right-of-use assets for impairment and recorded non-cash impairments of $0.2 million within ‘Retained earnings’ in the Company’s condensed consolidated balance sheet. The adoption of this guidance did not have a significant impact on the condensed consolidated statements of operations or cash flows.

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

Other Pronouncements

Other new pronouncements issued but not effective until after June 30, 2019 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued compensation and benefits	$30,461	$43,970
Fulfillment, freight, and duties	14,610	12,234
Professional services	15,537	11,124
Accrued rent and occupancy (1)	5,047	6,956
Return liabilities	10,977	6,429
Sales/use and value added taxes payable	11,197	5,601
Royalties payable and deferred revenue	2,953	3,356
Other (2)	9,160	12,501
Total accrued expenses and other liabilities	$99,942	$102,171

(1) At June 30, 2019, includes accrued rent and occupancy costs for leases with original terms of one year or less, which are excluded from recognition under the new lease accounting standards adopted as of January 1, 2019. See Note 2 — Recent Accounting Pronouncements for more information.
(2) At December 31, 2018, includes accrued payments of $3.0 million to induce the conversion of Series A Convertible Preferred Stock into shares of common stock.

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

Many leases include one or more options to renew, with renewal terms that if exercised by us, extend the lease term from one to 10 years. The exercise of these renewal options is at the Company’s discretion. When assessing the likelihood of a renewal or termination, the Company considers the significance of leasehold improvements, availability of alternative locations, and the cost of relocation or replacement, among other considerations. The depreciable lives of leasehold improvements are the shorter of the useful lives of the improvements or the expected lease term. The Company determines the lease term for each lease based on the terms of each contract and factors in renewal and early termination options if such options are reasonably certain to be exercised.

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

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheet were:

June 30, 2019
(in thousands)
Assets:
Right-of-use assets	$163,808
Liabilities:
Current operating lease liabilities	$45,394
Long-term operating lease liabilities	124,329
Total operating lease liabilities	$169,723

Lease Costs and Other Information

Lease-related costs reported in the Company’s condensed consolidated statement of operations were:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Operating lease cost	$14,749	$29,679
Short-term lease cost	387	1,747
Variable lease cost	4,300	7,289
Total lease costs	$19,436	$38,715

Other information related to leases, including supplemental cash flow information, consists of:

Six Months Ended June 30, 2019
(in thousands)
Cash paid for operating leases	$33,729
Right-of-use assets obtained in exchange for operating lease liabilities (1)	190,102

(1) Includes $176.1 million for operating leases existing on January 1, 2019 and $14.0 million for operating leases that commenced in the six months ended June 30, 2019.

As of June 30, 2019
Weighted average remaining lease term (in years)	5.5
Weighted average discount rate	4.8%

Maturities

The maturities of the Company’s operating lease liabilities were:

As of June 30, 2019
(in thousands)
2019 (remainder of year)	$23,614
2020	47,412
2021	39,420
2022	26,607
2023	18,391
Thereafter	41,095
Total future minimum lease payments	196,539
Less: imputed interest	(26,816)
Total operating lease liabilities	$169,723

Leases That Have Not Yet Commenced

As of June 30, 2019, we had significant obligations for leases that have not yet commenced related to our new distribution center and office relocation projects. In the fourth quarter of 2018, the Company entered into a lease agreement for a new distribution center in Dayton, Ohio, which is expected to fully replace the Company’s existing facility in Ontario, California by the end of 2019. The contractual commitment related to this lease, with payments beginning at substantial completion of the building and continuing through 2030, is approximately $25.4 million, with expected total capital investments of approximately $35 million. In the first quarter of 2019, the Company entered into a lease for its new corporate headquarters and regional office in Broomfield, Colorado. The contractual commitment related to this lease, with payments beginning in March 2020 and continuing through August 2030, is approximately $20.4 million, with expected net capital investments totaling $7.0 million.

Comparative Information as Reported Under Previous Accounting Standards

The following comparative information is reported based upon previous accounting standards in effect for the periods presented.

Future minimum lease payments under operating leases were:

As of December 31, 2018
(in thousands)
2019	$42,455
2020	36,299
2021	29,714
2022	20,721
2023	15,334
Thereafter	54,149
Total minimum lease payments (1)	$198,672
(1) Includes future minimum lease payments of $25.4 million related to the new distribution center in Dayton, Ohio.

Rent expense for operating leases was:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)
Minimum rentals (1)	$17,532	$35,771
Contingent rentals	5,535	7,695
Total rent expense	$23,067	$43,466
(1) Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking, and storage fees, which were approximately $2.4 million and $4.8 million in the three and six months ended June 30, 2018, respectively.

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of the Company’s derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within ‘Accrued expenses and other liabilities’ at June 30, 2019 and December 31, 2018. The fair values of the Company’s derivative instruments were liabilities of $0.5 million and $1.3 million at June 30, 2019 and December 31, 2018, respectively. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of the Company’s cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

The Company’s borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s outstanding borrowings approximate their carrying values at June 30, 2019 and December 31, 2018, based on interest rates currently available to the Company for similar borrowings and were:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings	$215,000	$215,000	$120,000	$120,000

Non-Financial Assets and Liabilities

The Company’s non-financial assets, which primarily consist of property and equipment, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. Impairment expense is reported in ‘Selling, general and administrative expenses’ in the Company’s condensed consolidated statements of operations. The Company did not record impairment expense in the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company recorded non-cash impairment expenses of $0.1 million and $0.7 million, respectively, to reduce the carrying values of certain retail store assets. During the three and six months ended June 30, 2018, the Company recorded non-cash impairment expenses of $0.3 million and $1.2 million, respectively, to reduce the carrying values of certain supply chain assets, included in ‘Other businesses,’ to their estimated fair values.

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

Counterparty default risk is considered low because the forward contracts that the Company enters into are over-the-counter instruments transacted with highly-rated financial institutions. The Company was not required to and did not post collateral as of June 30, 2019 or December 31, 2018.

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

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	June 30, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$862	$(1,371)	$943	$(2,256)
Netting of counterparty contracts	(862)	862	(943)	943
Foreign currency forward contract derivatives	$—	$(509)	$—	$(1,313)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	June 30, 2019		December 31, 2018
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Euro	$35,271	$116	$34,959	$(92)
Singapore Dollar	38,735	16	34,584	254
Japanese Yen	27,737	(732)	25,561	(178)
British Pound Sterling	9,952	145	22,185	183
South Korean Won	15,257	195	9,408	63
Other currencies	40,351	(249)	67,885	(1,543)
Total	$167,303	$(509)	$194,582	$(1,313)

Latest maturity date	July 2019		January 2019

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts, and were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Foreign currency transaction gains (losses)	$525	$(563)	$(908)	$488
Foreign currency forward exchange contracts gains (losses)	(786)	846	(570)	866
Foreign currency gains (losses), net	$(261)	$283	$(1,478)	$1,354

7. REVOLVING CREDIT FACILITIES AND BANK BORROWINGS

The Company’s borrowings were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Revolving credit facilities	$215,000	$120,000
Less: Current portion of borrowings	—	—
Total long-term borrowings	$215,000	$120,000

Senior Revolving Credit Facility

In December 2011, the Company entered into a revolving credit facility (the “Facility”), pursuant to an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. The Credit Agreement contains certain covenants that restrict certain actions by the Company, including limitations on: (i) stock repurchases to an aggregate of $250.0 million per fiscal year, subject to certain restrictions; and (ii) capital expenditures and commitments to $70.0 million per year. The Credit Agreement also permits intercompany loans of up to $375.0 million and requires the Company to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed the lesser of $40.0 million or 40% of the total commitments during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of (i) 2.75 to 1.00 at June 30, 2019, (ii) 2.50 to 1.00 at September 30, 2019, and the last day of each quarter thereafter. As of June 30, 2019, the Company was in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2019, the total commitments available from the lenders under the Facility were $300.0 million. At June 30, 2019, the Company had $215.0 million in outstanding borrowings, which are due in February 2021, and $4.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of June 30, 2019 and December 31, 2018, the Company had $80.4 million and $129.4 million, respectively, of available borrowing capacity under the Facility.

The Company also has a revolving credit facility in Asia, under which the Company had no borrowings during the six months ended June 30, 2019 and year ended December 31, 2018 or borrowings outstanding at June 30, 2019 and December 31, 2018.

Amended Senior Revolving Credit Facility

On July 26, 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent. The Restated Credit Agreement replaces the Credit Agreement described above.

The Restated Credit Agreement provides for a revolving credit facility of $450.0 million, which can be increased by an additional $150.0 million subject to certain conditions, and the Restated Credit Agreement will mature on July 26, 2024. Borrowings under the Restated Credit Agreement bear interest at a variable rate based on a domestic base rate or a LIBOR rate, plus an applicable margin ranging from 0.00% to 1.875% based on the Company’s leverage ratio.

Among other things, the Restated Credit Agreement amended the prior Credit Agreement to (i) require the Company to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of 3.50 to 1.00 from September 30, 2019 to September 30, 2020, decreasing to 3.25 to 1.00 from December 31, 2020 and thereafter (subject to an increase to 4.00 to 1.00 in the event of certain permitted acquisitions or stock repurchases); (ii) allow stock repurchases so long as after giving effect to such stock repurchases, the maximum leverage ratio does not exceed the applicable maximum leverage ratio, less 0.25; (iii) allow permitted acquisitions so long as there is borrowing availability under the Restated Credit Agreement of at least $40.0 million; and (iv) amend certain other covenants and provisions to be more favorable to the Borrowers. Except as described above, the other material terms of the Restated Credit Agreement are substantially the same as the prior Credit Agreement.

Borrowings under the Restated Credit Agreement are secured by all of the assets of the Borrowers, and guaranteed by certain other subsidiaries of the Borrowers.

8. COMMON STOCK REPURCHASE PROGRAM

During the three and six months ended June 30, 2019, the Company repurchased 2.5 million and 4.6 million shares of its common stock at a cost of $55.0 million and $108.5 million, including commissions, respectively. During the three and six months ended June 30, 2018, the Company repurchased 0.4 million and 1.8 million shares of its common stock at a cost of $5.9 million and $25.9 million, including commissions, respectively. As of June 30, 2019, the Company had remaining authorization to repurchase approximately $547.3 million of its common stock, subject to restrictions under its Credit Agreement.

9. REVENUES

Revenues by reportable operating segment and by channel were:

2019

	Three Months Ended June 30, 2019
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$69,957	$63,862	$46,136	$74	$180,029
Retail	65,900	26,865	10,688	—	103,453
E-commerce	34,583	27,697	13,137	—	75,417
Total revenues	$170,440	$118,424	$69,961	$74	$358,899

	Six Months Ended June 30, 2019
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$141,186	$132,812	$110,627	$126	$384,751
Retail	103,976	40,768	16,105	—	160,849
E-commerce	54,404	35,891	18,953	—	109,248
Total revenues	$299,566	$209,471	$145,685	$126	$654,848

2018

	Three Months Ended June 30, 2018
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale (1)	$53,920	$65,464	$44,917	$295	$164,596
Retail	56,594	30,803	12,080	—	99,477
E-commerce	27,248	26,036	10,647	—	63,931
Total revenues	$137,762	$122,303	$67,644	$295	$328,004

	Six Months Ended June 30, 2018
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale (1)	$126,594	$131,214	$100,777	$608	$359,193
Retail	91,310	48,417	19,256	—	158,983
E-commerce	43,688	33,851	15,437	—	92,976
Total revenues	$261,592	$213,482	$135,470	$608	$611,152
(1) In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. The previously reported amounts for wholesale revenues for the three and six months ended June 30, 2018 have been revised to conform to the current period presentation. See ‘Impacts of segment composition change’ table below for more information.

Impacts of segment composition change:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	Increase (Decrease)
	(in thousands)
Impacts on wholesale revenues:
Asia Pacific	$(6,097)	$(12,080)
EMEA	6,097	12,080

During the three and six months ended June 30, 2019, the Company recognized increases of $0.1 million to wholesale revenues due to changes in estimates related to products transferred to customers in prior periods. During the three and six months ended June 30, 2018, the Company recognized increases of $0.2 million and $1.0 million, respectively, to wholesale revenues due to changes in estimates related to products transferred to customers in prior periods. There were no changes to estimates for retail and e-commerce channel revenues during the three and six months ended June 30, 2019 or 2018.

Contract Liabilities

At June 30, 2019 and December 31, 2018, $1.1 million and $1.6 million, respectively, of deferred revenues associated with advance customer deposits were reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets. Deferred revenues of $0.4 million and $1.5 million, respectively, were recognized in revenues during the three and six months ended June 30, 2019. The remainder of deferred revenues at June 30, 2019 are expected to be recognized in revenues during the third quarter of 2019 as products are shipped or delivered. Deferred revenues of $1.4 million and $2.2 million, respectively, were recognized in revenues during the three and six months ended June 30, 2018.

Refund Liabilities

At June 30, 2019 and December 31, 2018, $11.0 million and $6.4 million, respectively, of refund liabilities, primarily associated with product returns, were reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets.

10. SHARE-BASED COMPENSATION

The Company’s share-based compensation awards are issued under the 2015 Equity Incentive Plan (“2015 Plan”) and predecessor plan, the 2007 Equity Incentive Plan (the “2007 Plan”). Any awards that expire or are forfeited under the 2007 Plan become available for issuance under the 2015 Plan. As of June 30, 2019, 2.3 million shares of common stock remained available for future issuance under the 2015 Plan, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

Share-Based Compensation Expense

Pre-tax share-based compensation expense reported in the Company’s condensed consolidated statements of operations was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of sales	$92	$98	$180	$177
Selling, general and administrative expenses	3,675	3,243	7,221	5,838
Total share-based compensation expense	$3,767	$3,341	$7,401	$6,015

Stock Option Activity

Stock option activity during the six months ended June 30, 2019 was:

Number of Options
(in thousands)
Outstanding as of December 31, 2018	362
Granted	—
Exercised	(12)
Forfeited or expired	(20)
Outstanding as of June 30, 2019	330

As of June 30, 2019, the Company had $0.1 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 0.9 years.

Restricted Stock Awards and Restricted Stock Units Activity

The Company grants service-condition restricted stock awards (“RSAs”) as well as service-condition, performance-condition, and market-condition restricted stock units (“RSUs”). RSA and RSU activity during the six months ended June 30, 2019 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except fair value data)
Unvested at December 31, 2018	6	$18.61	2,752	$11.58
Granted	12	20.53	769	25.36
Vested	(8)	20.08	(950)	9.65
Forfeited	—	—	(563)	11.06
Unvested at June 30, 2019	10	$19.64	2,008	$14.43

As of June 30, 2019, unrecognized share-based compensation expense for RSAs was $0.2 million, which is expected to amortize over a remaining weighted average period of 0.9 years.

RSUs vested during the six months ended June 30, 2019 consisted of 0.6 million service-condition awards and 0.4 million performance- and market-condition awards. As of June 30, 2019, unrecognized share-based compensation expenses for service-condition awards were $10.9 million and for performance- and market-condition awards were $8.7 million, and are expected to amortize over remaining weighted average periods of 1.7 years and 2.1 years, respectively.

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except effective tax rate)
Income before income taxes	$44,676	$37,377	$75,005	$64,589
Income tax expense	5,478	3,000	11,097	13,758
Effective tax rate	12.3%	8.0%	14.8%	21.3%

During the three months ended June 30, 2019, the increase in the effective tax rate, compared to the same period in 2018, was driven primarily by tax expense recorded in profitable jurisdictions, partially offset by operating losses in jurisdictions for which the Company has determined it is not more likely than not to realize the associated tax benefits and the release of valuation allowances in certain jurisdictions. The Company’s effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as operating losses in certain jurisdictions for which tax benefits cannot be recognized. There were no significant or unusual discrete tax items during the six months ended June 30, 2019. The Company had unrecognized tax benefits of $4.4 million and $4.5 million at June 30, 2019 and December 31, 2018, respectively, and the Company does not expect any significant changes in tax benefits in the next twelve months.

During the six months ended June 30, 2019, income tax expense decreased $2.7 million compared to the same period in 2018. The effective tax rate for the six months ended June 30, 2019 was 14.8% compared to an effective tax rate of 21.3% for the same period in 2018, a 6.5% decrease. This decrease in the effective rate was due to operating losses in jurisdictions for which the Company has determined that it is not more likely than not to realize the associated tax benefits, partially offset by tax expense recorded in profitable jurisdictions. Our effective tax rate of 14.8% for the six months ended June 30, 2019 differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions as well as book losses in certain jurisdictions for which tax benefits cannot be recognized.

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

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2019 and 2018 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$39,198	$30,426	$63,908	$42,949
Less: Net income allocable to Series A Convertible Preferred stockholders (1)	—	(5,121)	—	(7,205)
Remaining net income available to common stockholders - basic and diluted	$39,198	$25,305	$63,908	$35,744
Denominator:
Weighted average common shares outstanding - basic	70,936	68,153	71,967	68,427
Plus: dilutive effect of stock options and unvested restricted stock units for both periods and Series A Convertible Preferred Stock in 2018	979	3,314	1,402	2,035
Weighted average common shares outstanding - diluted	71,915	71,467	73,369	70,462

Net income per common share:
Basic	$0.55	$0.37	$0.89	$0.52
Diluted	$0.55	$0.35	$0.87	$0.51

(1) Represents the amount which would have been paid to Series A Convertible Preferred stockholders in the event the Company had declared a dividend on its common stock.

For the three and six months ended June 30, 2019, 0.3 million and 0.2 million options and RSUs were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three and six months ended June 30, 2018, 0.1 million and 0.2 million options and RSUs were excluded from the calculation of diluted EPS under the two-class method because the effect was anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2019, the Company had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of the Company’s products, for an aggregate of $109.3 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Americas	$170,440	$137,762	$299,566	$261,592
Asia Pacific (1)	118,424	122,303	209,471	213,482
EMEA (1)	69,961	67,644	145,685	135,470
Total segment revenues	358,825	327,709	654,722	610,544
Other businesses	74	295	126	608
Total consolidated revenues	$358,899	$328,004	$654,848	$611,152
Income from operations:
Americas	$56,945	$39,689	$90,554	$68,228
Asia Pacific (1)	28,083	33,672	54,764	57,780
EMEA (1)	22,533	21,416	47,577	41,755
Total segment income from operations	107,561	94,777	192,895	167,763
Reconciliation of total segment income from operations to income before income taxes:
Other businesses	(10,133)	(16,531)	(26,470)	(27,465)
Unallocated corporate and other (2)	(49,597)	(41,182)	(86,016)	(77,312)
Income from operations	47,831	37,064	80,409	62,986
Foreign currency gains (losses), net	(261)	283	(1,478)	1,354
Interest income	131	146	326	425
Interest expense	(2,421)	(132)	(4,238)	(245)
Other income	(604)	16	(14)	69
Income before income taxes	$44,676	$37,377	$75,005	$64,589

Depreciation and amortization:
Americas	$869	$1,211	$1,778	$2,515
Asia Pacific	208	537	432	1,233
EMEA	194	327	415	679
Total segment depreciation and amortization	1,271	2,075	2,625	4,427
Other businesses	1,058	1,431	2,381	2,955
Unallocated corporate and other	3,400	3,725	6,859	7,492
Total consolidated depreciation and amortization	$5,729	$7,231	$11,865	$14,874

(1) In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. The previously reported amounts for revenues and income from operations for the three and six months ended June 30, 2018 have also been revised to conform to the current period presentation. See ‘Impacts of segment composition change’ table below for more information.
(2) Unallocated corporate and other includes corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Impacts of segment composition change:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	Increase (Decrease)
	(in thousands)
Impacts on revenues:
Asia Pacific	$(6,097)	$(12,080)
EMEA	6,097	12,080
Impacts on income from operations:
Asia Pacific	(2,715)	(5,191)
EMEA	2,715	5,191

The following table sets forth asset information related to reportable operating segments as of the dates shown:

	June 30, 2019	December 31, 2018
	(in thousands)
Long-lived assets:
Americas	$131,963	$12,977
Asia Pacific	23,937	1,831
EMEA	15,199	3,125
Total segment long-lived assets	171,099	17,933
Supply Chain	32,628	11,996
Corporate and other	42,913	39,586
Total long-lived assets	$246,640	$69,515

Total consolidated assets:
Americas	$322,207	$157,016
Asia Pacific	155,602	139,679
EMEA	93,883	66,021
Total segment assets	571,692	362,716
Supply Chain	47,860	31,108
Corporate and other	94,589	75,077
Total consolidated assets	$714,141	$468,901

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

For all other claims and disputes, where the Company is able to estimate reasonably possible losses or a range of reasonably possible losses, the Company estimates that as of June 30, 2019, reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by up to $0.6 million.

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

•	We continue to place greater priority on outlet stores, so that they now represent 51.9% of our store base.

•	A cautious purchasing environment may negatively affect customer purchasing trends.

•	Foreign exchange rate volatility impacts our reported U.S. Dollar results from our foreign operations.

•
In 2018, we successfully completed our SG&A reduction plan, eliminating approximately $75 million of annualized expenses from our cost structure. We are on track to realize approximately $10 million in additional cost reductions in 2019. We intend to reinvest some of those savings in marketing and our e-commerce business, to further strengthen our brand and drive incremental sales growth.

•	As a result of the repurchase and conversion of our Series A Convertible Preferred Stock on December 5, 2018, we are no longer required to pay $12 million annually in preferred stock dividends.

•
Non-recurring charges relating to the Company’s new distribution center in Dayton, Ohio are expected to reduce gross margin by approximately 100 basis points in 2019. In 2020 and beyond, when the new distribution center is fully operational, we expect a benefit to gross margin of approximately 100 basis points in addition to the 100 basis point benefit associated with the 2019 non-recurring charges not being repeated.

•	Capital expenditures to support our growth are expected to be approximately $65 million in 2019.

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

Second Quarter 2019 Financial and Operational Highlights

Revenues were $358.9 million for the second quarter of 2019, a 9.4% increase compared to the second quarter of 2018. The increase was due to the net effects of: (i) higher average selling prices as we increased pricing and reduced promotional discounting, which increased revenues by $26.0 million, or 7.9%; (ii) higher unit sales volumes, which increased revenues by $14.8 million, or 4.5%; and (iii) unfavorable changes in exchange rates, which decreased revenues by $9.9 million, or 3.0%

The following were significant developments affecting our businesses and capital structure during the three months ended June 30, 2019:

•	We sold 19.0 million pairs of shoes worldwide, an increase of 6.7% from 17.8 million pairs in the three months ended June 30, 2018.

•
Gross margin was 52.8%, a decline of 250 basis points from last year’s second quarter. The decline was driven by the unfavorable impacts of currency, freight, and distribution costs, partially offset by higher average selling prices and the 80 basis point impact of non-recurring charges associated with the move to the company’s new distribution center.

•
SG&A was $141.5 million compared to $144.3 million in the second quarter of 2018. As a percent of revenues, SG&A improved 460 basis points to 39.4% of revenues compared to 44.0% of revenues in the second quarter of 2018. Second quarter 2019 results included immaterial amounts of non-recurring charges related to various cost reduction activities compared to $8.4 million of non-recurring charges in last year’s second quarter associated with the closure of our company-operated manufacturing and distribution facilities in Mexico and Italy and our SG&A reduction plan.

•
Income from operations of $47.8 million increased 29.0% compared to $37.1 million in last year’s second quarter. Net income attributable to common stockholders was $39.2 million, or $0.55 per diluted share, compared to $30.4 million, or $0.35 per diluted share, in last year’s second quarter. As a result of the repurchase and conversion of our Series A Convertible Preferred Stock on December 5, 2018, net income attributable to common stockholders in the second quarter of 2019 benefits from the absence of dividends and dividend equivalents adjustments. We had 71.9 million and 71.5 million weighted average diluted common shares outstanding on June 30, 2019 and 2018, respectively.

•
To continue improving the efficiency and profitability of our retail business, we closed 8 stores during the three months ended June 30, 2019 and opened 6 stores, to end the quarter with 370 stores, 28 fewer than at June 30, 2018.

•	We repurchased 2.5 million shares of common stock at an aggregate cost of $55.0 million.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
	2019	2018	2019	2018	Q2 2019-2018		YTD 2019-2018
	(in thousands, except per share, margin, and average selling price data)
Revenues	$358,899	$328,004	$654,848	$611,152	9.4%		7.1%
Cost of sales	169,520	146,604	327,854	289,879	(15.6)%		(13.1)%
Gross profit	189,379	181,400	326,994	321,273	4.4%		1.8%
Selling, general and administrative expenses	141,548	144,336	246,585	258,287	1.9%		4.5%
Income from operations	47,831	37,064	80,409	62,986	29.0%		27.7%
Foreign currency gains (losses), net	(261)	283	(1,478)	1,354	(192.2)%		(209.2)%
Interest income	131	146	326	425	(10.3)%		(23.3)%
Interest expense	(2,421)	(132)	(4,238)	(245)	(1,734.1)%		(1,629.8)%
Other income	(604)	16	(14)	69	(3,875.0)%		(120.3)%
Income before income taxes	44,676	37,377	75,005	64,589	19.5%		16.1%
Income tax expense	5,478	3,000	11,097	13,758	(82.6)%		19.3%
Net income	39,198	34,377	63,908	50,831	14.0%		25.7%
Dividends on Series A convertible preferred stock	—	(3,000)	—	(6,000)	100.0%		100.0%
Dividend equivalents on Series A convertible preferred shares related to redemption value accretion and beneficial conversion feature	—	(951)	—	(1,882)	100.0%		100.0%
Net income attributable to common stockholders	$39,198	$30,426	$63,908	$42,949	28.8%		48.8%
Net income per common share:
Basic	$0.55	$0.37	$0.89	$0.52	48.6%		71.2%
Diluted	$0.55	$0.35	$0.87	$0.51	57.1%		70.6%

Gross margin (1)	52.8%	55.3%	49.9%	52.6%	(250	)bp	(270	)bp
Operating margin (1)	13.3%	11.3%	12.3%	10.3%	200	bp	200	bp
Footwear unit sales	19,046	17,846	37,478	34,879	6.7%		7.5%
Average footwear selling price - nominal basis	$18.39	$18.05	$17.08	$17.18	1.9%		(0.6)%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).

Revenues. Revenues increased $30.9 million, or 9.4%, during the three months ended June 30, 2019 compared to the same period in 2018, reflecting growth in all channels. Higher unit sales volume increased revenues by $14.8 million, or 4.5%. Higher average selling price on a constant currency basis (“ASP”) increased revenues by approximately $26.0 million, or 7.9%. A decrease of $9.9 million, or 3.0%, resulted from unfavorable foreign currency translation. Our wholesale channel grew by 9.4%, with especially strong performance in the Americas during the second quarter. Our e-commerce channel grew by 18.0% due to increased traffic and digital engagement as consumers continued to migrate to online shopping channels, and we continued to invest in digital marketing. Our retail channel increased by 4.0% in the second quarter of 2019 compared to the same period of 2018, even as we operated 28 fewer retail stores compared to June 30, 2018. Our retail comparable store sales growth was 11.8% on a global basis.

Revenues increased $43.7 million, or 7.1%, in the six months ended June 30, 2019, compared to the same period in 2018. Higher unit sales volume resulted in an increase in revenues of approximately $34.4 million, or 5.6%, and an increase of $32.0 million, or 5.2%, was attributable to a higher ASP, the result of price increases and less promotional discounting. A decrease of $22.7 million, or 3.7%, resulted from unfavorable foreign currency translation. The increase in revenues was led by 7.1% growth in our wholesale channel and 17.5% growth in our e-commerce channel. Our retail channel revenues increased by 1.2% in the six months ended June 30, 2019 compared to the same period in 2018, even as we operated 28 fewer retail stores compared to June 30, 2018. Our retail comparable store sales growth of 10.6% reflected increased traffic and higher ASP in our remaining company-operated retail stores.

Cost of sales. Cost of sales increased $22.9 million, or 15.6%, during the three months ended June 30, 2019 compared to the same period in 2018. Higher unit sales volume resulted in an increase in cost of sales of $9.9 million, or 6.7%. Increases in product costs, freight, and distribution expenses, as well as the unfavorable impacts of non-recurring expenses associated with the relocation of our distribution center and operating our Americas distribution center above capacity contributed to a higher average cost per unit on a constant currency basis (“AUC”). Higher AUC accounted for a $17.6 million, or 12.0%, increase in cost of sales. The impact of foreign currency translation was a decrease of $4.6 million, or 3.1%.

During the six months ended June 30, 2019, cost of sales increased $38.0 million, or 13.1%, compared to the same period in 2018. Higher unit sales volume resulted in an increase of $21.6 million, or 7.5%, in cost of sales. Increases in product costs as well as unfavorable impacts of higher freight costs associated with inflation and the use of air shipments and operating our Americas distribution center above capacity contributed to a higher AUC. Higher AUC accounted for a $27.4 million, or 9.4%, increase in cost of sales. The impact of foreign currency translation was a decrease of $11.0 million, or 3.8%, in cost of sales.

Gross profit. Gross profit increased $8.0 million, or 4.4%, during the three months ended June 30, 2019 compared to the same period in 2018. Gross margin declined 250 basis points to 52.8% compared to the same period in 2018, driven primarily by the unfavorable impact of currency on our purchasing power, increased freight and distribution costs, and strong growth in wholesale revenues, partially offset by savings related to the closure of our company-operated manufacturing facilities in 2018 and higher ASPs. An increase of $12.2 million, or 6.7%, resulted from higher unit sales volume, while an increase of $1.2 million, or 0.6%, resulted from increases in ASP that exceeded increases in AUC. The impact of unfavorable foreign currency translation was a decrease of $5.4 million, or 2.9%.

During the six months ended June 30, 2019, gross profit increased $5.7 million, or 1.8%, and gross margin decreased 270 basis points to 49.9% compared to the same period in 2018, driven by the unfavorable impact of currency on our purchasing power and increased freight and distribution center expenses, partially offset by savings related to the closure of our company-operated manufacturing facilities in 2018. Higher unit sales volume drove an increase of approximately $29.8 million, or 9.3%. A decrease of $6.5 million, or 2.0%, resulted from increases in AUC that exceeded increases in ASP. The impact of unfavorable foreign currency translation was a decrease of $17.6 million, or 5.5%.

Selling, general and administrative expenses. SG&A decreased $2.8 million, or 1.9%, during the three months ended June 30, 2019 compared to the same period in 2018. The decrease was primarily due to an immaterial amount of non-recurring expenses during the three months ended June 30, 2019 compared to $8.4 million in the same period in 2018. The 2018 expenses were due primarily to the closure of our company-operated Mexico and Italy manufacturing and distribution facilities and our SG&A reduction plan. Net decreases in facilities and other expenses of $1.4 million were offset by increased marketing expense of $6.8 million. As a percent of sales, SG&A improved by 460 basis points to 39.4%.

SG&A decreased $11.7 million, or 4.5%, for the six months ended June 30, 2019, compared to the same period in 2018. As a percent of sales, SG&A improved by 460 basis points to 37.7%. The decrease was primarily due to non-recurring expenses of only $0.9 million compared to $10.9 million for the same period in 2018. The decrease in these expenses is due primarily to the closure of our company-operated manufacturing and distribution facilities in 2018 and our SG&A reduction plan, completed in 2018. Additionally, a decrease of $6.7 million in facilities expense resulted from the reduction in company-operated retail stores and closure of our company-operated manufacturing and distribution facilities and a net decrease in other expenses of $0.6 million were partially offset by higher marketing expense of $5.6 million.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consists of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended June 30, 2019, we recognized realized and unrealized net foreign currency losses of $0.3 million compared to gains of $0.3 million during the three months ended June 30, 2018. During the six months ended June 30, 2019, we recognized realized and unrealized net foreign currency losses of $1.5 million, compared to gains of $1.4 million during the six months ended June 30, 2018.

Income tax expense. During the three months ended June 30, 2019, income tax expense increased $2.5 million compared to the same period in 2018. The effective tax rate for the three months ended June 30, 2019 was 12.3% compared to an effective tax rate of 8.0% for the same period in 2018, a 4.3% increase. The increase in the effective rate was driven primarily by tax expense recorded in profitable jurisdictions, partially offset by operating losses in jurisdictions for which the Company has determined that it is not more likely than not to realize the associated tax benefits, and the release of valuation allowances in certain jurisdictions. Our effective tax rate of 12.3% for the three months ended June 30, 2019 differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as operating losses in certain jurisdictions for which tax benefits cannot be recognized.

During the six months ended June 30, 2019, income tax expense decreased $2.7 million compared to the same period in 2018. The effective tax rate for the six months ended June 30, 2019 was 14.8% compared to an effective tax rate of 21.3% for the same period in 2018, a 6.5% decrease. This decrease in the effective rate was due to operating losses in jurisdictions for which the Company has determined that it is not more likely than not to realize the associated tax benefits, partially offset by tax expense recorded in profitable jurisdictions. Our effective tax rate of 14.8% for the six months ended June 30, 2019 differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions as well as book losses in certain jurisdictions for which tax benefits cannot be recognized.

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

Revenues By Channel

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
	2019	2018	2019	2018	Q2 2019-2018	YTD 2019-2018	Q2 2019-2018	YTD 2019-2018
	(in thousands)
Wholesale:
Americas	$69,957	$53,920	$141,186	$126,594	29.7%	11.5%	30.8%	12.9%
Asia Pacific (2)	63,862	65,464	132,812	131,214	(2.4)%	1.2%	1.1%	5.5%
EMEA (2)	46,136	44,917	110,627	100,777	2.7%	9.8%	8.5%	18.3%
Other businesses	74	295	126	608	(74.9)%	(79.3)%	(74.9)%	(78.9)%
Total wholesale	180,029	164,596	384,751	359,193	9.4%	7.1%	12.7%	11.6%
Retail:
Americas	65,900	56,594	103,976	91,310	16.4%	13.9%	16.6%	14.0%
Asia Pacific	26,865	30,803	40,768	48,417	(12.8)%	(15.8)%	(7.6)%	(11.2)%
EMEA	10,688	12,080	16,105	19,256	(11.5)%	(16.4)%	(7.3)%	(10.5)%
Total retail	103,453	99,477	160,849	158,983	4.0%	1.2%	6.2%	3.3%
E-commerce:
Americas	34,583	27,248	54,404	43,688	26.9%	24.5%	27.2%	24.9%
Asia Pacific	27,697	26,036	35,891	33,851	6.4%	6.0%	12.0%	11.5%
EMEA	13,137	10,647	18,953	15,437	23.4%	22.8%	29.9%	30.7%
Total e-commerce	75,417	63,931	109,248	92,976	18.0%	17.5%	21.5%	21.0%
Total revenues	$358,899	$328,004	$654,848	$611,152	9.4%	7.1%	12.5%	10.9%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.
(2) In the third quarter of 2018, certain revenues previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. The previously reported amounts for wholesale revenues in these regions for the three and six months ended June 30, 2018 have been revised to conform to the current year presentation. See ‘Impacts on revenue of segment composition change’ table below for more information.

Impacts on revenue of segment composition change:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	Increase (Decrease)
	(in thousands)
Wholesale:
Asia Pacific	$(6,097)	$(12,080)
EMEA	6,097	12,080

Wholesale channel revenues. Revenues from our wholesale channel increased $15.4 million, or 9.4%, during the three months ended June 30, 2019 compared to the same period in 2018. An increase of $16.6 million, or 10.1%, resulted from higher unit sales volume due to increased customer demand. An increase of $4.3 million, or 2.6%, was driven by a higher ASP. The impact of unfavorable foreign currency translation was a decrease of $5.5 million, or 3.3%.

During the six months ended June 30, 2019, revenues from our wholesale channel increased $25.5 million, or 7.1%, compared to the same period in 2018. An increase of $35.1 million, or 9.8%, resulted from higher unit sales volume due to increased customer demand. An increase of $6.4 million, or 1.8%, was driven by a higher ASP. The impact of unfavorable foreign currency translation was a decrease of $16.0 million, or 4.5%.

Retail channel revenues. Revenues from our retail channel increased $4.0 million, or 4.0%, during the three months ended June 30, 2019 compared to the same period in 2018. Due to targeted reductions in our company-operated retail store fleet, we operated 28 fewer stores as of June 30, 2019 compared to the end of last year’s second quarter. Our comparable retail store sales grew 11.8% on a global basis, reflecting a higher ASP and improved conversion rates. An increase of $9.0 million, or 9.1%, was driven by a higher ASP, reflecting reduced promotional discounting and improved inventory composition. A decrease of $2.8 million, or 2.9%, was due to lower unit sales volume related to store count reduction. The impact of foreign currency translation was a decrease of $2.2 million, or 2.2%.

During the six months ended June 30, 2019, revenues from our retail channel increased $1.9 million, or 1.2%, compared to the same period in 2018. Due to targeted reductions in our company-operated retail store fleet, we operated 28 fewer stores as of June 30, 2019 compared to the end of last year’s second quarter. Our comparable retail store sales grew 10.6% on a global basis, reflecting a higher ASP and increased traffic. Favorable product mix and improved quality of revenues, the results of less promotional discounting and improved inventory composition, resulted in a higher ASP impact of $12.1 million, or 7.6%. A decrease of $6.8 million, or 4.3%, was due to lower unit sales volume related to store count reduction. The impact of foreign currency translation was a decrease of $3.4 million, or 2.2%.

E-commerce channel revenues. Revenues from our e-commerce channel, which includes our own e-commerce sites as well as sales through third-party marketplaces, increased $11.5 million, or 18.0%, during the three months ended June 30, 2019 compared to the same period in 2018, as this channel continued to grow in each region. Revenues increased by $12.7 million, or 19.8%, due to a higher ASP. Higher unit sales volume resulted in an increase of $1.0 million, or 1.6%, reflecting higher traffic, increased consumer demand, and a continuing shift toward online purchasing. The impact of foreign currency translation was a decrease of $2.2 million, or 3.4%.

During the six months ended June 30, 2019, revenues from our e-commerce channel increased $16.3 million, or 17.5%, compared to the same period in 2018. Revenues increased by $13.5 million, or 14.5%, as a result of higher ASP. Higher sales volume drove an increase of $6.1 million, or 6.5%. The impact of foreign currency translation was a decrease of $3.3 million, or 3.5%.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
	2019	2018	2019	2018	Q2 2019-2018	YTD 2019-2018	Q2 2019-2018	YTD 2019-2018
	(in thousands)
Revenues:
Americas	$170,440	$137,762	$299,566	$261,592	23.7%	14.5%	24.2%	15.3%
Asia Pacific (2)	118,424	122,303	209,471	213,482	(3.2)%	(1.9)%	1.3%	2.7%
EMEA (2)	69,961	67,644	145,685	135,470	3.4%	7.5%	9.1%	15.6%
Total segment revenues	358,825	327,709	654,722	610,544	9.5%	7.2%	12.5%	11.0%
Other businesses	74	295	126	608	(74.9)%	(79.3)%	(74.9)%	(78.9)%
Total consolidated revenues	$358,899	$328,004	$654,848	$611,152	9.4%	7.1%	12.5%	10.9%

Income from operations:
Americas	$56,945	$39,689	$90,554	$68,228	43.5%	32.7%	43.8%	33.2%
Asia Pacific (2)	28,083	33,672	54,764	57,780	(16.6)%	(5.2)%	(13.1)%	(0.9)%
EMEA (2)	22,533	21,416	47,577	41,755	5.2%	13.9%	10.6%	22.6%
Total segment income from operations	107,561	94,777	192,895	167,763	13.5%	15.0%	16.1%	18.8%
Other businesses	(10,133)	(16,531)	(26,470)	(27,465)	38.7%	3.6%	1.0%	1.7%
Unallocated corporate and other (3)	(49,597)	(41,182)	(86,016)	(77,312)	(20.4)%	(11.3)%	(10.6)%	(12.3)%
Total consolidated income from operations	$47,831	$37,064	$80,409	$62,986	29.0%	27.7%	52.5%	35.6%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.
(2) In the third quarter of 2018, certain revenues and expenses previously reported within the ‘Asia Pacific’ segment were shifted to the ‘EMEA’ segment. The previously reported amounts for revenues and income from operations for the three and six months ended June 30, 2018 have also been revised to conform to the current period presentation. See ‘Impacts of segment composition change’ table below for more information.
(3) Unallocated corporate and other includes corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Impacts of segment composition change:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	Increase (Decrease)
	(in thousands)
Impacts on revenues:
Asia Pacific	$(6,097)	$(12,080)
EMEA	6,097	12,080
Impacts on income from operations:
Asia Pacific	(2,715)	(5,191)
EMEA	2,715	5,191

Americas Operating Segment

Revenues. Revenues for our Americas segment increased $32.7 million, or 23.7%, during the three months ended June 30, 2019 compared to the same period in 2018. The increase in revenues was primarily driven by a 29.7% increase in wholesale revenues, resulting from greater customer demand in North America, and a 26.9% increase in e-commerce revenues due to increased traffic and digital engagement. Retail revenues increased by 16.4%, despite operating 4 fewer retail stores compared to the same period last year due to comparable store sales growth of 17.6%. Higher unit sales volume resulted in an increase of $17.3 million, or 12.5%, and an increase in ASP generated $16.1 million, or 11.7%. The impact of unfavorable foreign currency translation was a decrease of $0.7 million, or 0.5%.

During the six months ended June 30, 2019, revenues for our Americas segment increased by $38.0 million, or 14.5%, compared to the same period in 2018. The increase in revenues resulted from an 11.5% increase in wholesale revenues, a 13.9% increase in retail revenues, and a 24.5% increase in e-commerce revenues. For all channels combined, a higher ASP resulted in an increase of $24.1 million, or 9.2%, while higher unit sales volume resulted in an increase of $15.9 million, or 6.1%. The impact of unfavorable foreign currency translation was a decrease of $2.0 million, or 0.8%.

Income from Operations. Income from operations for the Americas segment was $56.9 million for the three months ended June 30, 2019, an increase of $17.3 million, or 43.5%, compared to the same period in 2018. Gross profit increased $16.9 million, or 21.4%, and gross margin decreased 100 basis points to 56.2%, compared to the same period in 2018. The increase in gross profit was primarily due to an increase of $14.0 million, or 17.7%, from higher unit sales volume and an increase in ASP of $3.2 million, or 4.1%.

SG&A for our Americas segment decreased $0.3 million, or 0.9%, during the three months ended June 30, 2019 compared to the same period in 2018 due to a decrease in information technology expense of $0.6 million, and a net decrease in facilities and other expenses of $0.6 million, partially offset by an increases in compensation of $0.9 million.

Income from operations for the Americas segment was $90.6 million for the six months ended June 30, 2019, an increase of $22.3 million, or 32.7%, compared to the same period in 2018. Gross profit increased $21.9 million, or 15.5%, and gross margin increased 50 basis points to 54.5%, compared to the same period in 2018. The increase in gross profit is due to an increase of $13.3 million, or 9.4%, in our ASP and an increase of $9.5 million, or 6.8%, from higher unit sales volume. The impact of unfavorable foreign currency translation was a decrease of $0.9 million, or 0.7%.

During the six months ended June 30, 2019, SG&A for our Americas segment decreased $0.4 million, or 0.6%, compared to the same period in 2018. The decrease in SG&A was due to decreases of $1.3 million in compensation expense and $1.0 million in facilities expense as a result of the reduction in the number of company-operated retail stores, partially offset by increases in marketing expense of $0.7 million, professional service expenses of $0.7 million, and a net increase of $0.5 million in other expenses, none of which were individually significant.

Asia Pacific Operating Segment

Revenues. Revenues for our Asia Pacific segment decreased $3.9 million, or 3.2%, during the three months ended June 30, 2019 compared to the same period in 2018. Retail revenues decreased by 12.8% as we operated 15 fewer stores in the region compared to the same period last year, with comparable store sales growth of 0.7%, and wholesale revenues decreased by 2.4%. E-commerce revenues increased by 6.4% as consumers continue to shift towards online purchasing. Higher ASP resulted in an increase of $5.9 million, or 4.9%, partially offset by a decrease in unit sales volume of $4.4 million, or 3.6%. The impact of unfavorable foreign currency translation was a decrease of $5.4 million, or 4.5%.

During the six months ended June 30, 2019, revenues for our Asia Pacific segment decreased $4.0 million, or 1.9%, compared to the same period in 2018. Retail revenues decreased by 15.8% as a result of 15 fewer company-operated retail stores compared to June 30, 2018, with comparable store sales growth of 0.3%. E-commerce revenues increased by 6.0% and wholesale revenues increased by 1.2%. For all channels combined, a higher ASP resulted in an increase of $5.9 million, or 2.8%. The impact of unfavorable foreign currency translation was a decrease of $9.7 million, or 4.6%.

Income from Operations. Income from operations for the Asia Pacific segment was $28.1 million for the three months ended June 30, 2019, a decrease of $5.6 million, or 16.6%, compared to the same period in 2018. Gross profit decreased $7.9 million, or 10.9%, and gross margin decreased 470 basis points to 54.7% compared to the same period in 2018. The decrease in gross profit was due to the $3.0 million, or 4.1%, impact of increases in AUC that exceeded ASP gains and lower unit sales volume of $1.8 million, or 2.5%. The impact of unfavorable foreign currency translation was a decrease of $3.1 million, or 4.3%.

SG&A for our Asia Pacific segment decreased $2.3 million, or 5.9%, during the three months ended June 30, 2019 compared to the same period in 2018. The decrease in SG&A was primarily due to decreases in facilities expense, compensation expense, and loss on disposals totaling $4.4 million as a result of the reduction in the number of company-operated retail stores in 2018, partially offset by an increase in marketing expense of $2.4 million.

Income from operations for the Asia Pacific segment was $54.8 million for the six months ended June 30, 2019, a decrease of $3.0 million, or 5.2%, compared to the same period in 2018. Gross profit decreased $10.3 million, or 8.4%, and gross margin decreased 380 basis points to 53.2% compared to the same period in 2018. The decrease in gross profit was due to a decrease of $7.7 million, or 6.3%, resulting from increases in AUC that exceeded ASP gains, partially offset by an increase in unit sales volume of $2.7 million, or 2.2%. The impact of unfavorable foreign currency translation was a decrease of $5.3 million, or 4.3%.

During the six months ended June 30, 2019, SG&A for our Asia Pacific segment decreased $7.3 million, or 11.5%, compared to the same period in 2018. The decrease in SG&A was primarily due to decreases in facilities expense, compensation expense, loss on disposals, and depreciation expense totaling $9.0 million as a result of the reduction in the number of company-operated retail stores in 2018 combined with decreases in professional service expense of $0.7 million, and impairment expenses $0.6 million, partially offset by an increase of $3.0 million in marketing expense.

EMEA Operating Segment

Revenues. Revenues for our EMEA segment increased $2.3 million, or 3.4%, during the three months ended June 30, 2019 compared to the same period in 2018. E-commerce revenue grew 23.4%, and wholesale revenue grew 2.7%, more than offsetting a decline of 11.5% in retail results as we operated 9 fewer stores in the region compared to the same period last year. Our retail comparable store sales growth was 8.2%. A higher ASP resulted in an increase of $4.0 million, or 5.8%, and higher unit sales volume resulted in an increase of $2.2 million, or 3.2%. The impact of unfavorable foreign currency translation was a decrease of $3.9 million, or 5.6%.

During the six months ended June 30, 2019, revenues for our EMEA segment increased $10.2 million, or 7.5%, compared to the same period in 2018. E-commerce revenue grew 22.8% and wholesale revenue grew 9.8%, more than offsetting a 16.4% decline in retail results as we operated 9 fewer stores in the region compared to the same period last year. Higher unit sales volume resulted in an increase of $19.1 million, or 14.1%, and an increase of $2.0 million, or 1.5%, resulted from a higher ASP. The impact of unfavorable foreign currency translation was a decrease of $10.9 million, or 8.1%.

Income from Operations. Income from operations for the EMEA segment was $22.5 million for the three months ended June 30, 2019, an increase of $1.1 million, or 5.2%, compared to the same period in 2018. Gross profit for the EMEA segment decreased $0.7 million, or 1.9%, and gross margin decreased 280 basis points to 52.5% compared to the same period in 2018. The decrease in gross profit was primarily due to the net impact of an increase of $1.2 million, or 3.3%, from higher unit sales volume and a $2.0 million, or 5.4%, decrease from foreign currency translation.

SG&A for our EMEA segment decreased $1.8 million, or 11.3%, during the three months ended June 30, 2019 compared to the same period in 2018 primarily due to reductions of $0.8 million in compensation expense, $0.5 million in facilities expense, and net decreases in $0.5 million in professional service and other expenses.

Income from operations for the EMEA segment was $47.6 million for the six months ended June 30, 2019, an increase of $5.8 million, or 13.9%, compared to the same period in 2018. During the six months ended June 30, 2019, gross profit increased $1.5 million, or 2.0%, and gross margin decreased by 270 basis points to 50.6% compared to the same period in 2018. The increase in gross profit is due to the net impact of an increase of $11.4 million, or 15.8%, due to the favorable impact of unit sales volume, a decrease of $4.4 million, or 6.1%, due to a lower ASP, and a decrease of $5.5 million, or 7.7%, from foreign currency translation.

During the six months ended June 30, 2019, SG&A for our EMEA segment decreased $4.3 million, or 14.2%, compared to the same period in 2018.The decrease in SG&A was primarily due to decreases of $2.3 million in compensation expense and $1.8 million in facilities expense as a result of the reduction in company-operated retail stores.

Other Businesses and Unallocated Corporate

During the three months ended June 30, 2019, total net costs within ‘Other Businesses’ and ‘Unallocated Corporate and Other’ increased $2.0 million compared to the same period in 2018. The increase was due primarily to higher marketing expense of $4.4 million and higher professional service expense of $3.0 million, partially offset by decrease in compensation expense of $4.9 million.

During the six months ended June 30, 2019, total net costs within ‘Other Businesses and Unallocated Corporate’ increased by $7.7 million compared to the same period in 2018. The increase was due primarily to higher net cost of sales totaling $4.5 million and increases in marketing expense of $1.9 million and professional service expense of $1.1 million.

Store Locations and Comparable Store Sales

The tables below illustrate the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the three and six months ended June 30, 2019:

	March 31, 2019	Opened	Closed	June 30, 2019
Company-operated retail locations:
Type:
Outlet stores	192	4	4	192
Retail stores	114	1	3	112
Kiosk/store in store	66	1	1	66
Total	372	6	8	370
Operating segment:
Americas	166	—	1	165
Asia Pacific	147	6	7	146
EMEA	59	—	—	59
Total	372	6	8	370

	December 31, 2018	Opened	Closed/Transferred	June 30, 2019
Type:
Outlet stores	195	4	7	192
Retail stores	120	1	9	112
Kiosk/store-in-store	68	1	3	66
Total	383	6	19	370
Operating segment:
Americas	168	—	3	165
Asia Pacific	153	6	13	146
EMEA	62	—	3	59
Total	383	6	19	370

Comparable retail store sales and direct-to-consumer store sales by operating segment were:

	Constant Currency (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Comparable retail store sales: (2)
Americas	17.6%	7.5%	15.6%	8.8%
Asia Pacific	0.7%	2.9%	0.3%	3.6%
EMEA	8.2%	16.4%	8.6%	9.2%
Global	11.8%	7.1%	10.6%	7.3%

	Constant Currency (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Direct-to-consumer comparable store sales (includes retail and e-commerce): (2)
Americas	20.8%	10.4%	18.7%	11.4%
Asia Pacific	3.5%	11.6%	3.0%	11.2%
EMEA	14.5%	18.0%	16.0%	13.2%
Global	14.2%	11.8%	13.5%	11.6%
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

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of June 30, 2019 was:

June 30, 2019
(in thousands)
Cash and cash equivalents	$107,822
Available borrowings	80,400

As of June 30, 2019, we had $107.8 million in cash and cash equivalents and up to $80.4 million of remaining availability under our revolving credit facilities. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Senior Revolving Credit Facility and other financing instruments will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, among other factors, could impact our business and liquidity.

Due to the seasonal nature of our footwear, which is more heavily focused on styles suitable for warm weather, cash flows from operating activities during our first quarter are typically lower as customer receivables and inventories rise in preparation for the Spring/Summer season. Cash flows from operating activities generated during our second and third quarters are generally higher, when the northern hemisphere is experiencing warmer weather. Accordingly, results of operations and cash flows for any one quarter are not necessarily indicative of expected results for any other quarter or for any other year.

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

Most of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. As of June 30, 2019, we held $86.4 million of our total $107.8 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. None of the $86.4 million held in international locations could potentially be limited by local regulations. If the remaining $86.4 million were to be immediately repatriated to the U.S., no additional U.S. federal income tax expense would be incurred.

Senior Revolving Credit Facility

In December 2011, the Company entered into a revolving credit facility (the “Facility”), pursuant to an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. The Credit Agreement contains certain covenants that restrict certain actions by the Company, including limitations on: (i) stock repurchases to an aggregate of $250.0 million per fiscal year, subject to certain restrictions; and (ii) capital expenditures and commitments to $70.0 million per year. The Credit Agreement also permits intercompany loans of up to $375.0 million and requires the Company to meet certain financial covenant ratios that become effective when average outstanding borrowings under the Credit Agreement, including letters of credit, exceed the lesser of $40.0 million or 40% of the total commitments during certain periods or if the outstanding borrowings exceed the borrowing base. If the financial covenant ratios are in effect, the Company must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, and a maximum leverage ratio of (i) 2.75 to 1.00 at June 30, 2019, (ii) 2.50 to 1.00 at September 30, 2019 and the last day of each quarter thereafter. As of June 30, 2019, the Company was in compliance with all financial covenants under the Credit Agreement.
As of June 30, 2019, the total commitments available from the lenders under the Facility were $300.0 million. At June 30, 2019, the Company had $215.0 million in outstanding borrowings, which are due in February 2021, and $4.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of June 30, 2019 and December 31, 2018, the Company had $80.4 million and $129.4 million, respectively, of available borrowing capacity under the Facility.

The Company also has a revolving credit facility in Asia, under which the Company had no borrowings during the three months ended June 30, 2019 and year ended December 31, 2018 or borrowings outstanding at June 30, 2019 and December 31, 2018.

Amended Senior Revolving Credit Facility

On July 26, 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent. The Restated Credit Agreement replaces the Credit Agreement described above.

The Restated Credit Agreement provides for a revolving credit facility of $450.0 million, which can be increased by an additional $150.0 million subject to certain conditions, and the Restated Credit Agreement will mature on July 26, 2024. Borrowings under the Restated Credit Agreement bear interest at a variable rate based on a domestic base rate or a LIBOR rate, plus an applicable margin ranging from 0.00% to 1.875% based on the Company’s leverage ratio.

Among other things, the Restated Credit Agreement amended the prior Credit Agreement to (i) require the Company to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of 3.50 to 1.00 from September 30, 2019 to September 30, 2020, decreasing to 3.25 to 1.00 from December 31, 2020 and thereafter (subject to an increase to 4.00 to 1.00 in the event of certain permitted acquisitions or stock repurchases); (ii) allow stock repurchases so long as after giving effect to such stock repurchases, the maximum leverage ratio does not exceed the applicable maximum leverage ratio, less 0.25; (iii) allow permitted acquisitions so long as there is borrowing availability under the Restated Credit Agreement of at least $40.0 million; and (iv) amend certain other covenants and provisions to be more favorable to the Borrowers. Except as described above, the other material terms of the Restated Credit Agreement are substantially the same as the prior Credit Agreement.

Cash Flows

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
Cash provided by operating activities	$20,168	$40,861	$(20,693)	(50.6)%
Cash used in investing activities	(18,462)	(3,212)	(15,250)	(474.8)%
Cash used in financing activities	(18,095)	(32,823)	14,728	44.9%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	410	(6,183)	6,593	106.6%
Net change in cash, cash equivalents, and restricted cash	$(15,979)	$(1,357)	$(14,622)	1,077.5%

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities decreased $20.7 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in cash provided by operating activities resulted from the combined impacts of an increase in net income as adjusted for non-cash items, which resulted in a favorable change of $38.3 million, and an unfavorable change in our operating assets and liabilities of $59.0 million, which was primarily due to the current year to date change in operating lease liabilities as a result of the adoption of the new lease accounting standard as of January 1, 2019, higher variable compensation, changes in income tax liabilities, and changes from the prior year adoption of the new revenue standard.

Investing Activities. The $15.3 million increase in cash used in investing activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily reflects expenditures on the planned relocation of the Company’s Americas distribution center from California to Ohio.

Financing Activities. The $14.7 million decrease in cash used in financing activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 resulted primarily from borrowings of $95.0 million during the six months ended June 30, 2019 compared to $0.7 million of repayments on borrowings for the same period in 2018. Additionally, we made $3.0 million less in payments in 2019 related to Series A Convertible Preferred Stock due to the conversion of these shares in 2018.

These items were more than offset by the repurchase of 4.6 million shares of our common stock for approximately $108.5 million compared to 1.8 million shares for approximately $25.9 million in the first six months of 2018.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2019, other than lease obligations for leases that have not yet commenced, which are described in Note 4 — Leases, and certain purchase commitments, which are described in Note 13 — Commitments and Contingencies, both of which are in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

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

As of January 1, 2019, we adopted authoritative guidance related to accounting for lease agreements using the modified retrospective method of adoption with the cumulative effect recognized through retained earnings upon adoption. The comparative information presented in the condensed consolidated financial statements was not restated and is reported under the accounting standards in effect for the periods presented. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward existing lease classification and to exclude leases with original terms of one year or less. Further, the Company elected to combine lease and non-lease components, and did not elect to use hindsight in applying the new standard. Due to the Company’s centralized treasury function, the Company utilizes a portfolio approach to discount its lease obligations. The Company assesses the expected lease term at lease inception and discounts the lease using a fully-secured annual incremental borrowing rate provided by the Company’s lender, adjusted for time value corresponding with the expected lease term. The adoption of this guidance did not have, and is not expected to have, a significant impact on our reported revenues, gross margins, income from operations, or cash flows. The adoption of this guidance resulted in recognition of significant new right-of-use assets and operating lease liabilities in our condensed consolidated balance sheet.

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

Borrowings under our Facility bear interest at a variable rate and are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of June 30, 2019, we had $215.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit under our Facility. As of December 31, 2018, we had $120.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under our Facility.

A hypothetical increase of 1% in the interest rate on these borrowings would have increased interest expense by $0.6 million and $1.1 million for the three and six months ended June 30, 2019, respectively.

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

We have experienced and will continue to experience changes in international currency rates, impacting both results of operations and the value of assets and liabilities denominated in foreign currencies. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of June 30, 2019, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $167.3 million. The net fair value of these contracts at June 30, 2019 was a liability of $0.5 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 30, 2019, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $0.2 million.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our income before taxes during the three and six months ended June 30, 2019 by approximately $0.4 million and $0.8 million, respectively, excluding the impact on our purchasing power. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 15 — Legal Proceedings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2019	153,340	$25.93	153,340	$98,303,131
May 1 - May 31, 2019	1,573,179	22.90	1,573,179	562,306,174
June 1 - June 30, 2019	785,401	19.10	785,401	547,317,966
Total	2,511,920	$21.89	2,511,920	$547,317,966
(1) On February 20, 2018, the Board of Directors approved and authorized a program to repurchase up to $500.0 million of the Company’s common stock. On May 5, 2019, the Board approved an increase to the repurchase authorization of up to an additional $500.0 million of the Company’s common stock. As of June 30, 2019, approximately $547.3 million remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

ITEM 5. Other Information

On July 26, 2019, the Company and its subsidiaries, Crocs Retail, LLC, Jibbitz, LLC, Colorado Footwear C.V. and Crocs Europe B.V. (collectively with the Company, the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent. The Credit Agreement replaces the Amended and Restated Credit Agreement, dated December 16, 2011, entered into by the Company and certain of its subsidiaries (as amended, the “Prior Facility”).

The Restated Credit Agreement provides for a revolving credit facility of $450.0 million, which can be increased by an additional $150.0 million subject to certain conditions, and the Restated Credit Agreement will mature on July 26, 2024. Borrowings under the Restated Credit Agreement bear interest at a variable rate based on a domestic base rate or a LIBOR rate, plus an applicable margin ranging from 0.00% to 1.875% based on the Company’s leverage ratio.

The Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. Among other things, the Restated Credit Agreement amended the Prior Facility to (i) require the Company to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of 3.50 to 1.00 from September 30, 2019 to September 30, 2020, decreasing to 3.25 to 1.00 from December 31, 2020 and thereafter (subject to an increase to 4.00 to 1.00 in the event of certain permitted acquisitions or stock repurchases); (ii) allow stock repurchases so long as after giving effect to such stock repurchases, the maximum leverage ratio does not exceed the applicable maximum leverage ratio, less 0.25; (iii) allow permitted acquisitions so long as there is borrowing availability under the Restated Credit Agreement of at least $40.0 million; and (iv) amend certain other covenants and provisions to be more favorable to the Borrowers. Except as described above, the other material terms of the Restated Credit Agreement are substantially the same as the Prior Facility.

Borrowings under the Restated Credit Agreement are secured by all of the assets of the Borrowers, and guaranteed by certain other subsidiaries of the Borrowers.

The above summary does not purport to be a complete summary of the Restated Credit Agreement and is qualified in its entirety by reference to the Restated Credit Agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated by reference herein.

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

10.1†#
Second Amended and Restated Credit Agreement, dated July 26, 2019, by and among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, Colorado Footwear C.V., Crocs Europe B.V., the lenders named therein, PNC Capital Markets LLC, as sole book runner, co-syndication agent and joint lead arranger, Citibank, N.A., Bank of America, N.A. and KeyBank National Association, each as joint lead arranger and co-syndication agents, and PNC Bank, National Association, as a lender and administrative agent.

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
†    Filed herewith.
+    Furnished herewith.

#
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: August 1, 2019	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer