Form 10-Q
period 2019-09-30
Crocs, Inc.
filed 2019-10-30
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

As of October 23, 2019, Crocs, Inc. had 68,607,426 shares of its common stock, par value $0.001 per share, outstanding.

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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2019

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$312,766	$261,064	$967,614	$872,216
Cost of sales	148,942	122,005	476,796	411,884
Gross profit	163,824	139,059	490,818	460,332
Selling, general and administrative expenses	123,940	125,164	370,525	383,451
Income from operations	39,884	13,895	120,293	76,881
Foreign currency gains (losses), net	585	233	(893)	1,587
Interest income	167	422	493	847
Interest expense	(2,505)	(126)	(6,743)	(371)
Other income (expense), net	(34)	160	(48)	229
Income before income taxes	38,097	14,584	113,102	79,173
Income tax expense	2,421	4,092	13,518	17,850
Net income	35,676	10,492	99,584	61,323
Dividends on Series A convertible preferred stock	—	(3,000)	—	(9,000)
Dividend equivalents on Series A convertible preferred stock related to redemption value accretion and beneficial conversion feature	—	(972)	—	(2,854)
Net income attributable to common stockholders	$35,676	$6,520	$99,584	$49,469
Net income per common share:
Basic	$0.52	$0.08	$1.40	$0.60
Diluted	$0.51	$0.07	$1.38	$0.58
Weighted average common shares outstanding:
Basic	69,097	67,821	71,003	68,223
Diluted	70,176	72,774	72,342	71,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$35,676	$10,492	$99,584	$61,323
Other comprehensive income:
Foreign currency translation gains (losses), net	(8,730)	3,415	(8,679)	(7,140)
Reclassification of foreign currency translation loss to income (1)	—	(3,572)	—	(4,412)
Total comprehensive income	$26,946	$10,335	$90,905	$49,771

(1) For the three and nine months ended September 30, 2018, represents reclassification of cumulative foreign currency translation adjustment of manufacturing subsidiaries.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$87,909	$123,367
Accounts receivable, net of allowances of $20,921 and $20,477, respectively	121,716	97,627
Inventories	139,839	124,491
Income taxes receivable	7,380	3,041
Other receivables	9,523	7,703
Restricted cash - current	1,469	1,946
Prepaid expenses and other assets	23,427	22,123
Total current assets	391,263	380,298
Property and equipment, net of accumulated depreciation and amortization of $83,750 and $80,956, respectively	42,266	22,211
Intangible assets, net	47,222	45,690
Goodwill	1,534	1,614
Deferred tax assets, net	10,174	8,663
Restricted cash	1,757	2,217
Right-of-use assets	183,040	—
Other assets	8,259	8,208
Total assets	$685,515	$468,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,938	$77,231
Accrued expenses and other liabilities	88,762	102,171
Income taxes payable	13,266	5,089
Current operating lease liabilities	45,486	—
Total current liabilities	233,452	184,491
Long-term income taxes payable	5,633	4,656
Long-term borrowings	185,000	120,000
Long-term operating lease liabilities	143,632	—
Other liabilities	274	9,446
Total liabilities	567,991	318,593
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 4.0 million shares authorized, none outstanding	—	—
Common stock, par value $0.001 per share, 250.0 million shares authorized, 104.0 million and 103.0 million issued, 68.6 million and 73.3 million outstanding, respectively	104	103
Treasury stock, at cost, 35.4 million and 29.7 million shares, respectively	(532,220)	(397,491)
Additional paid-in capital	492,399	481,133
Retained earnings	220,572	121,215
Accumulated other comprehensive loss	(63,331)	(54,652)
Total stockholders’ equity	117,524	150,308
Total liabilities and stockholders’ equity	$685,515	$468,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	69,615	$104	34,350	$(507,193)	$488,730	$184,896	$(54,601)	$111,936
Share-based compensation	—	—	—	—	3,619	—	—	3,619
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	30	—	1	(27)	50	—	—	23
Repurchases of common stock	(1,042)	—	1,042	(25,000)	—	—	—	(25,000)
Net income	—	—	—	—	—	35,676	—	35,676
Other comprehensive income	—	—	—	—	—	—	(8,730)	(8,730)
Balance at September 30, 2019	68,603	$104	35,393	$(532,220)	$492,399	$220,572	$(63,331)	$117,524

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	68,109	$96	27,802	$(360,032)	$379,571	$233,380	$(54,789)	$198,226
Share-based compensation	—	—	—	—	3,305	—	—	3,305
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	89	—	(1)	25	214	—	—	239
Repurchases of common stock	(604)	—	604	(11,100)	—	—	—	(11,100)
Series A convertible preferred stock dividends	—	—	—	—	—	(3,000)	—	(3,000)
Series A convertible preferred stock accretion	—	—	—	—	—	(972)	—	(972)
Net income	—	—	—	—	—	10,492	—	10,492
Other comprehensive loss	—	—	—	—	—	—	(157)	(157)
Balance at September 30, 2018	67,594	$96	28,405	$(371,107)	$383,090	$239,900	$(54,946)	$197,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	73,306	$103	29,656	$(397,491)	$481,133	$121,215	$(54,652)	$150,308
Adjustments to beginning retained earnings (1)	—	—	—	—	—	(227)	—	(227)
Share-based compensation	—	—	—	—	11,020	—	—	11,020
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	984	1	50	(1,254)	246	—	—	(1,007)
Repurchases of common stock	(5,687)	—	5,687	(133,475)	—	—	—	(133,475)
Net income	—	—	—	—	—	99,584	—	99,584
Other comprehensive income	—	—	—	—	—	—	(8,679)	(8,679)
Balance at September 30, 2019	68,603	$104	35,393	$(532,220)	$492,399	$220,572	$(63,331)	$117,524
(1) Decrease to beginning retained earnings as a result of the adoption of new lease accounting standards as of January 1, 2019, as discussed in Note 2 — Recent Accounting Pronouncements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	68,791	$95	25,987	$(334,312)	$373,045	$190,431	$(43,394)	$185,865
Share-based compensation	—	—	—	—	9,040	—	—	9,040
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	1,184	1	37	251	(221)	—	—	31
Repurchases of common stock	(2,381)	—	2,381	(37,046)	—	—	—	(37,046)
Series A convertible preferred stock dividends	—	—	—	—	—	(9,000)	—	(9,000)
Series A convertible preferred stock accretion	—	—	—	—	—	(2,854)	—	(2,854)
Net income	—	—	—	—	—	61,323	—	61,323
Other comprehensive loss	—	—	—	—	—	—	(11,552)	(11,552)
Other	—	—	—	—	1,226	—	—	1,226
Balance at September 30, 2018	67,594	$96	28,405	$(371,107)	$383,090	$239,900	$(54,946)	$197,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$99,584	$61,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,508	21,535
Operating lease cost	44,776	—
Share-based compensation	11,020	9,320
Other non-cash items	(688)	6,076
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(30,619)	(37,394)
Inventories	(17,178)	4,468
Prepaid expenses and other assets	(3,501)	5,271
Accounts payable, accrued expenses and other liabilities	1,955	15,271
Operating lease liabilities	(49,668)	—
Cash provided by operating activities	73,189	85,870
Cash flows from investing activities:
Purchases of property, equipment, and software	(32,852)	(5,224)
Proceeds from disposal of property and equipment	302	1,325
Cash used in investing activities	(32,550)	(3,899)
Cash flows from financing activities:
Proceeds from bank borrowings	310,000	—
Repayments of bank borrowings	(245,000)	(680)
Dividends—Series A convertible preferred stock (1)	(2,985)	(9,000)
Repurchases of common stock	(133,475)	(37,046)
Other	(3,275)	31
Cash used in financing activities	(74,735)	(46,695)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,299)	(5,133)
Net change in cash, cash equivalents, and restricted cash	(36,395)	30,143
Cash, cash equivalents, and restricted cash—beginning of period	127,530	177,055
Cash, cash equivalents, and restricted cash—end of period	$91,135	$207,198
(1) Represents $3.0 million paid to induce conversion of Series A Convertible Preferred Stock to common stock for the nine months ended September 30, 2019 and $9.0 million paid in Series A Convertible Preferred Stock cash dividends for the nine months ended September 30, 2018.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the nine months ended September 30, 2019, other than for the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements and “Critical Accounting Policies and Estimates” within Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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

Transactions with Affiliates

The Company receives services from three affiliates of Blackstone Capital Partners VI L.P. (“Blackstone”). Blackstone and certain of its permitted transferees beneficially owned 6,896,548 shares of the Company’s common stock as of September 30, 2019. Blackstone also has the future right to designate for nomination one director to our Board, and currently has two designees serving on the Board.

Certain Blackstone affiliates provide various services to the Company, including inventory count services, cybersecurity and consulting, and workforce management services. The Company incurred expenses for services from these affiliates of $0.3 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. Expenses related to these services are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of operations.

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

Other Pronouncements

Other new pronouncements issued but not effective until after September 30, 2019 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued compensation and benefits	$33,081	$43,970
Fulfillment, freight, and duties	9,731	12,234
Professional services	14,498	11,124
Accrued rent and occupancy (1)	4,219	6,956
Return liabilities	8,523	6,429
Sales/use and value added taxes payable	5,605	5,601
Royalties payable and deferred revenue	2,365	3,356
Other (2)	10,740	12,501
Total accrued expenses and other liabilities	$88,762	$102,171

(1) At September 30, 2019, includes accrued rent and occupancy costs for leases with original terms of one year or less, which are excluded from recognition under the new lease accounting standards adopted as of January 1, 2019. See Note 2 — Recent Accounting Pronouncements for more information.
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

Many leases include one or more options to renew, with renewal terms that, if exercised by us, may extend the lease term. The exercise of these renewal options is at the Company’s discretion. When assessing the likelihood of a renewal or termination, the Company considers the significance of leasehold improvements, availability of alternative locations, and the cost of relocation or replacement, among other considerations. The depreciable lives of leasehold improvements are the shorter of the useful lives of the improvements or the expected lease term. The Company determines the lease term for each lease based on the terms of each contract and factors in renewal and early termination options if such options are reasonably certain to be exercised.

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

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheet were:

September 30, 2019
(in thousands)
Assets:
Right-of-use assets	$183,040
Liabilities:
Current operating lease liabilities	$45,486
Long-term operating lease liabilities	143,632
Total operating lease liabilities	$189,118

Lease Costs and Other Information

Lease-related costs reported in the Company’s condensed consolidated statement of operations were:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Operating lease cost	$15,097	$44,776
Short-term lease cost	982	2,729
Variable lease cost	6,643	13,932
Total lease costs	$22,722	$61,437

Other information related to leases, including supplemental cash flow information, consists of:

Nine Months Ended September 30, 2019
(in thousands)
Cash paid for operating leases	$48,569
Right-of-use assets obtained in exchange for operating lease liabilities (1)	222,401

(1) Includes $176.1 million for operating leases existing on January 1, 2019 and $46.3 million for operating leases that commenced in the nine months ended September 30, 2019.

As of September 30, 2019
Weighted average remaining lease term (in years)	6.1
Weighted average discount rate	4.8%

Maturities

The maturities of the Company’s operating lease liabilities were:

As of September 30, 2019
(in thousands)
2019 (remainder of year)	$9,628
2020	52,107
2021	44,573
2022	31,423
2023	22,591
Thereafter	61,881
Total future minimum lease payments	222,203
Less: imputed interest	(33,085)
Total operating lease liabilities	$189,118

Lease Commencements

In the third quarter of 2019, the Company began recognition of its lease for a new distribution center in Dayton, Ohio, the impact of which is included in the above lease disclosures.

Leases That Have Not Yet Commenced

As of September 30, 2019, the Company had significant obligations for a lease that has not yet commenced related to our office relocation project. In the first quarter of 2019, the Company entered into a lease for its new corporate headquarters and regional office in Broomfield, Colorado. The contractual commitment related to this lease, with payments beginning in March 2020 and continuing through August 2030, is approximately $20.4 million, with expected net capital investments totaling $7.0 million.

Comparative Information as Reported Under Previous Accounting Standards

The following comparative information is reported based upon previous accounting standards in effect for the periods presented.

Future minimum lease payments under operating leases were:

As of December 31, 2018
(in thousands)
2019	$42,455
2020	36,299
2021	29,714
2022	20,721
2023	15,334
Thereafter	54,149
Total minimum lease payments (1)	$198,672
(1) Includes future minimum lease payments of $25.4 million related to the new distribution center in Dayton, Ohio.

Rent expense for operating leases was:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in thousands)
Minimum rentals (1)	$15,070	$50,841
Contingent rentals	4,175	11,870
Total rent expense	$19,245	$62,711
(1) Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking, and storage fees, which were approximately $2.3 million and $7.1 million in the three and nine months ended September 30, 2018, respectively.

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of the Company’s derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within ‘Accrued expenses and other liabilities’ at September 30, 2019 and December 31, 2018. The fair values of the Company’s derivative instruments were liabilities of $0.9 million and $1.3 million at September 30, 2019 and December 31, 2018, respectively. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of the Company’s cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

The Company’s borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s outstanding borrowings approximate their carrying values at September 30, 2019 and December 31, 2018, based on interest rates currently available to the Company for similar borrowings and were:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings	$185,000	$185,000	$120,000	$120,000

Non-Financial Assets and Liabilities

The Company’s non-financial assets, which primarily consist of property and equipment, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. Impairment expense is reported in ‘Selling, general and administrative expenses’ in the Company’s condensed consolidated statements of operations. The Company did not record impairment expense in the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company recorded non-cash impairment expenses of $0.2 million and $0.9 million, respectively, to reduce the carrying values of certain retail store assets. During the three and nine months ended September 30, 2018, the Company recorded non-cash impairment expenses of $0.1 million and $1.3 million, respectively, to reduce the carrying values of certain supply chain assets, included in ‘Other businesses,’ to their estimated fair values.

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

Counterparty default risk is considered low because the forward contracts that the Company enters into are over-the-counter instruments transacted with highly-rated financial institutions. The Company was not required to and did not post collateral as of September 30, 2019 or December 31, 2018.

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

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	September 30, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$771	$(1,704)	$943	$(2,256)
Netting of counterparty contracts	(771)	771	(943)	943
Foreign currency forward contract derivatives	$—	$(933)	$—	$(1,313)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	September 30, 2019		December 31, 2018
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Euro	$45,086	$(532)	$34,959	$(92)
Singapore Dollar	36,023	(489)	34,584	254
Japanese Yen	22,337	75	25,561	(178)
British Pound Sterling	10,377	(54)	22,185	183
South Korean Won	13,297	128	9,408	63
Other currencies	38,762	(61)	67,885	(1,543)
Total	$165,882	$(933)	$194,582	$(1,313)

Latest maturity date	October 2019		January 2019

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts, and were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Foreign currency transaction gains (losses)	$1,743	$(1,382)	$835	$(894)
Foreign currency forward exchange contracts gains (losses)	(1,158)	1,615	(1,728)	2,481
Foreign currency gains (losses), net	$585	$233	$(893)	$1,587

7. REVOLVING CREDIT FACILITIES AND BANK BORROWINGS

The Company’s borrowings were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Revolving credit facilities	$185,000	$120,000
Less: Current portion of borrowings	—	—
Total long-term borrowings	$185,000	$120,000

Senior Revolving Credit Facility

In July 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders, which provides for a revolving credit facility of $450.0 million, which can be increased by an additional $150.0 million subject to certain conditions (the “Facility”). Borrowings under the Credit Agreement bear interest at a variable rate based on a domestic base rate or a LIBOR rate, plus an applicable margin ranging from 0.00% to 1.875% based on the Company’s leverage ratio. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers, and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires the Company to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 3.50 to 1.00 from September 30, 2019 to September 30, 2020, and (ii) 3.25 to 1.00 from December 31, 2020 and thereafter (subject to an increase to 4.00 to 1.00 in the event of certain permitted acquisitions or stock repurchases). The Credit Agreement permits (i) stock repurchases so long as after giving effect to such stock repurchases, the maximum leverage ratio does not exceed the applicable maximum leverage ratio, less 0.25; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2019, the Company was in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2019, the total commitments available from the lenders under the Facility were $450.0 million. At September 30, 2019, the Company had $185.0 million in outstanding borrowings, which are due when the Facility matures in July 2024, and $4.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of September 30, 2019 and December 31, 2018, the Company had $260.4 million and $129.4 million, respectively, of available borrowing capacity under the Facility.

The Company also has a suspended revolving credit facility in Asia, under which the Company had no borrowings during the nine months ended September 30, 2019 and year ended December 31, 2018 or borrowings outstanding at September 30, 2019 and December 31, 2018.

8. COMMON STOCK REPURCHASE PROGRAM

During the three and nine months ended September 30, 2019, the Company repurchased 1.0 million and 5.7 million shares of its common stock at a cost of $25.0 million and $133.5 million, including commissions, respectively. During the three and nine months ended September 30, 2018, the Company repurchased 0.6 million and 2.4 million shares of its common stock at a cost of $11.1 million and $37.0 million, including commissions, respectively. As of September 30, 2019, the Company had remaining authorization to repurchase approximately $522.3 million of its common stock, subject to restrictions under its Credit Agreement.

9. REVENUES

Revenues by reportable operating segment and by channel were:

Fiscal Year 2019

	Three Months Ended September 30, 2019
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$75,660	$36,655	$34,058	$49	$146,422
Retail	78,141	20,133	9,347	—	107,621
E-commerce	31,391	17,463	9,869	—	58,723
Total revenues	$185,192	$74,251	$53,274	$49	$312,766

	Nine Months Ended September 30, 2019
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$216,846	$169,468	$144,685	$175	$531,174
Retail	182,116	60,901	25,453	—	268,470
E-commerce	85,796	53,353	28,821	—	167,970
Total revenues	$484,758	$283,722	$198,959	$175	$967,614

Fiscal Year 2018

	Three Months Ended September 30, 2018
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$44,883	$40,938	$29,373	$1,525	$116,719
Retail	65,247	22,942	10,345	—	98,534
E-commerce	26,827	11,283	7,701	—	45,811
Total revenues	$136,957	$75,163	$47,419	$1,525	$261,064

	Nine Months Ended September 30, 2018
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$171,477	$172,152	$130,150	$2,133	$475,912
Retail	156,557	71,359	29,601	—	257,517
E-commerce	70,515	45,134	23,138	—	138,787
Total revenues	$398,549	$288,645	$182,889	$2,133	$872,216

During the three and nine months ended September 30, 2019, the Company recognized decreases of $0.3 million and $0.2 million, respectively, to wholesale revenues and $0.1 million to e-commerce revenues, due to changes in estimates related to products transferred to customers in prior periods. During the three and nine months ended September 30, 2018, the Company recognized increases of $0.1 million and $1.1 million, respectively, to wholesale revenues and no changes to e-commerce revenues, due to changes in estimates related to products transferred to customers in prior periods. There were no changes to estimates for retail channel revenues during the three and nine months ended September 30, 2019 or 2018.

Contract Liabilities

At September 30, 2019 and December 31, 2018, $1.0 million and $1.6 million, respectively, of deferred revenues associated with advance customer deposits were reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets. Deferred revenues of $0.3 million and $1.8 million, respectively, were recognized in revenues during the three and nine months ended September 30, 2019. The remainder of deferred revenues at September 30, 2019 are expected to be recognized in revenues during the fourth quarter of 2019 as products are shipped or delivered. Deferred revenues of $0.2 million and $2.4 million, respectively, were recognized in revenues during the three and nine months ended September 30, 2018.

Refund Liabilities

At September 30, 2019 and December 31, 2018, $8.5 million and $6.4 million, respectively, of refund liabilities, primarily associated with product returns, were reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets.

10. SHARE-BASED COMPENSATION

The Company’s share-based compensation awards are issued under the 2015 Equity Incentive Plan (“2015 Plan”) and predecessor plan, the 2007 Equity Incentive Plan (the “2007 Plan”). Any awards that expire or are forfeited under the 2007 Plan become available for issuance under the 2015 Plan. As of September 30, 2019, 2.2 million shares of common stock remained available for future issuance under the 2015 Plan, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

Share-Based Compensation Expense

Pre-tax share-based compensation expense reported in the Company’s condensed consolidated statements of operations was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of sales	$218	$91	$398	$268
Selling, general and administrative expenses	3,401	3,214	10,622	9,052
Total share-based compensation expense	$3,619	$3,305	$11,020	$9,320

Stock Option Activity

Stock option activity during the nine months ended September 30, 2019 was:

Number of Options
(in thousands)
Outstanding as of December 31, 2018	362
Granted	—
Exercised	(19)
Forfeited or expired	(20)
Outstanding as of September 30, 2019	323

As of September 30, 2019, the Company had $0.1 million of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 0.7 years.

Restricted Stock Awards and Restricted Stock Units Activity

The Company grants service-condition restricted stock awards (“RSAs”) as well as service-condition, performance-condition, and market-condition restricted stock units (“RSUs”). RSA and RSU activity during the nine months ended September 30, 2019 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except fair value data)
Unvested at December 31, 2018	6	$18.61	2,752	$11.58
Granted	12	20.53	813	25.33
Vested	(10)	20.14	(974)	9.71
Forfeited	—	—	(588)	11.27
Unvested at September 30, 2019	8	$19.39	2,003	$17.73

As of September 30, 2019, unrecognized share-based compensation expense for RSAs was $0.1 million, which is expected to amortize over a remaining weighted average period of 0.7 years.

RSUs vested during the nine months ended September 30, 2019 consisted of 0.6 million service-condition awards and 0.4 million performance- and market-condition awards. As of September 30, 2019, unrecognized share-based compensation expenses for service-condition awards were $10.3 million and for performance- and market-condition awards were $7.3 million, and are expected to amortize over remaining weighted average periods of 1.6 years and 1.9 years, respectively.

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except effective tax rate)
Income before income taxes	$38,097	$14,584	$113,102	$79,173
Income tax expense	2,421	4,092	13,518	17,850
Effective tax rate	6.4%	28.1%	12.0%	22.5%

During the three months ended September 30, 2019, income tax expense decreased $1.7 million compared to the same period in 2018. The effective tax rate for the three months ended September 30, 2019 was 6.4% compared to an effective tax rate of 28.1% for the same period in 2018, a 21.7% decrease. The decrease in the effective rate was driven primarily by the utilization of deferred tax assets which were subject to a valuation allowance, partially offset by operating losses in certain jurisdictions where the Company has determined that it is not more likely than not to realize the associated tax benefits, and the release of valuation allowances in certain jurisdictions. The Company’s effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as utilization of deferred tax assets which were subject to a valuation allowance. There were no significant or unusual discrete tax items during the nine months ended September 30, 2019. The Company had unrecognized tax benefits of $5.7 million and $4.5 million at September 30, 2019 and December 31, 2018, respectively, and the Company does not expect any significant changes in tax benefits in the next twelve months.

During the nine months ended September 30, 2019, income tax expense decreased $4.3 million compared to the same period in 2018. The effective tax rate for the nine months ended September 30, 2019 was 12.0% compared to an effective tax rate of 22.5% for the same period in 2018, a 10.5% decrease. The decrease in the effective rate was driven primarily by the utilization of deferred tax assets which were subject to a valuation allowance, partially offset by operating losses in certain jurisdictions where the Company has determined that it is not more likely than not to realize the associated tax benefits, and the release of valuation allowances in certain jurisdictions. Our effective tax rate of 12.0% for the nine months ended September 30, 2019 primarily differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions, as well as utilization of deferred tax assets which were subject to a valuation allowance.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income by considering both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. As of September 30, 2019 valuation allowances remain in certain jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current earnings trend, sufficient positive evidence may become available for the Company to release all or a portion of the valuation allowance within twelve months. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability achieved in future periods. The Company will continue to assess the realizability of its deferred tax assets.

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2019 and 2018 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$35,676	$6,520	$99,584	$49,469
Less: Net income allocable to Series A Convertible Preferred stockholders (1)	—	(1,114)	—	(8,319)
Remaining net income available to common stockholders - basic and diluted	$35,676	$5,406	$99,584	$41,150
Denominator:
Weighted average common shares outstanding - basic	69,097	67,821	71,003	68,223
Plus: dilutive effect of stock options and unvested restricted stock units for both periods and Series A Convertible Preferred Stock in 2018	1,079	4,953	1,339	2,881
Weighted average common shares outstanding - diluted	70,176	72,774	72,342	71,104

Net income per common share:
Basic	$0.52	$0.08	$1.40	$0.60
Diluted	$0.51	$0.07	$1.38	$0.58

(1) Represents the amount which would have been paid to Series A Convertible Preferred stockholders in the event the Company had declared a dividend on its common stock.

For the three and nine months ended September 30, 2019, less than 0.1 million options and RSUs were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three and nine months ended September 30, 2018, less than 0.1 million and 0.1 million options and RSUs were excluded from the calculation of diluted EPS under the two-class method because the effect was anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2019, the Company had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of the Company’s products, for an aggregate of $205.9 million. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Americas	$185,192	$136,957	$484,758	$398,549
Asia Pacific	74,251	75,163	283,722	288,645
EMEA	53,274	47,419	198,959	182,889
Total segment revenues	312,717	259,539	967,439	870,083
Other businesses	49	1,525	175	2,133
Total consolidated revenues	$312,766	$261,064	$967,614	$872,216
Income from operations:
Americas	$66,760	$42,586	$157,314	$110,814
Asia Pacific	13,124	16,861	67,888	74,640
EMEA	13,623	12,064	61,200	53,819
Total segment income from operations	93,507	71,511	286,402	239,273
Reconciliation of total segment income from operations to income before income taxes:
Other businesses	(11,958)	(14,092)	(38,428)	(41,557)
Unallocated corporate and other (1)	(41,665)	(43,524)	(127,681)	(120,835)
Income from operations	39,884	13,895	120,293	76,881
Foreign currency gains (losses), net	585	233	(893)	1,587
Interest income	167	422	493	847
Interest expense	(2,505)	(126)	(6,743)	(371)
Other income (expense), net	(34)	160	(48)	229
Income before income taxes	$38,097	$14,584	$113,102	$79,173

Depreciation and amortization:
Americas	$849	$1,098	$2,627	$3,613
Asia Pacific	254	422	686	1,655
EMEA	191	301	606	980
Total segment depreciation and amortization	1,294	1,821	3,919	6,248
Other businesses	965	1,213	3,346	4,168
Unallocated corporate and other (1)	3,384	3,627	10,243	11,119
Total consolidated depreciation and amortization	$5,643	$6,661	$17,508	$21,535

(1) Unallocated corporate and other includes corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

The following table sets forth asset information related to reportable operating segments as of the dates shown:

	September 30, 2019	December 31, 2018
	(in thousands)
Long-lived assets (1):
Americas	$133,352	$12,977
Asia Pacific	23,123	1,831
EMEA	14,657	3,125
Total segment long-lived assets	171,132	17,933
Supply Chain	57,194	11,996
Corporate and other	45,736	39,586
Total long-lived assets	$274,062	$69,515

Total consolidated assets:
Americas	$331,539	$157,016
Asia Pacific	105,866	139,679
EMEA	78,527	66,021
Total segment assets	515,932	362,716
Supply Chain	70,585	31,108
Corporate and other	98,998	75,077
Total consolidated assets	$685,515	$468,901
(1) Long-lived assets includes “Property and equipment, net”, “Intangible assets, net”, “Goodwill”, and “Right-of-use assets” in the Company’s condensed consolidated balance sheet.

15. LEGAL PROCEEDINGS

The Company was subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, the Company was notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $3.5 million, plus interest and penalties, for the period January 2010 through May 2011. The Company disputed these assessments and asserted defenses to the claims. On February 25, 2015, the Company received additional assessments totaling 33.3 million BRL, or approximately $8.0 million, plus interest and penalties, related to the remainder of the audit period. The Company also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, the Company received a favorable ruling on its appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have appealed that decision and the Company challenged the appeal on both the merits and procedure. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable for the Company and resulted in an approximately 38% reduction in principal, penalties, and interest, leaving approximately $5.0 million, plus interest and penalties, at risk for those assessments. The tax authorities have appealed that decision and the Company filed a response to the tax authorities’ appeal as well as a separate appeal against the unfavorable portion of the ruling. Should the Brazilian Tax Authority prevail in this final administrative appeal, the Company may challenge the assessments through the court system, which would likely require the posting of a bond. The Company has not recorded these items within the condensed consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

For all other claims and disputes, where the Company is able to estimate reasonably possible losses or a range of reasonably possible losses, the Company estimates that as of September 30, 2019, reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by up to $1.4 million.

Although the Company is subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, other than as set forth above, the Company is not party to any other pending legal proceedings that it believes would reasonably have a material adverse impact on its business, financial results, and cash flows.

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

•	We continue to place greater priority on outlet stores, so that they now represent 52.7% of our store base.

•	A cautious purchasing environment may negatively affect customer purchasing trends.

•	Foreign exchange rate volatility impacts our reported U.S. Dollar results from our foreign operations.

•
In 2018, we successfully completed our SG&A reduction plan, eliminating approximately $75 million of annualized expenses from our cost structure. We are on track to realize approximately $10 million in additional cost reductions in 2019. We intend to reinvest some of those savings in marketing and our e-commerce business, to further strengthen our brand and drive incremental sales growth, as well as to enhance our distribution infrastructure.

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

•	Capital expenditures to support our growth are expected to be approximately $60 million in 2019.

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

Third Quarter 2019 Financial and Operational Highlights

Revenues were $312.8 million for the third quarter of 2019, a 19.8% increase compared to the third quarter of 2018. The increase was due to the net effects of: (i) higher unit sales volumes, which increased revenues by $41.7 million, or 16.0%; (ii) higher average selling prices as we increased pricing and reduced promotional discounting, which increased revenues by $13.1 million, or 5.0%; and (iii) unfavorable changes in exchange rates, which decreased revenues by $3.1 million, or 1.2%

The following were significant developments affecting our businesses and capital structure during the three months ended September 30, 2019:

•	We sold 15.9 million pairs of shoes worldwide, an increase of 19.3% from 13.3 million pairs in the three months ended September 30, 2018.

•
Gross margin was 52.4%, a decline of 90 basis points from last year’s third quarter. The decline was driven by 130 basis points of reduced purchasing power associated with the strength of the U.S. Dollar, the 120 basis point impact of non-recurring expenditures related to the relocation of our U.S. distribution center, channel mix, and higher distribution costs. These impacts were partially offset by lower promotions and higher unit sales in the Americas, as well as savings from exiting our company-operated manufacturing facilities last year.

•
SG&A was $123.9 million compared to $125.2 million in the third quarter of 2018. As a percent of revenues, SG&A improved 830 basis points to 39.6% of revenues compared to 47.9% of revenues in the third quarter of 2018. Third quarter 2019 results included $0.8 million in non-recurring charges related to various cost reduction activities compared to $5.7 million of non-recurring charges in last year’s third quarter associated with the closure of our company-operated manufacturing and distribution facilities in Mexico and Italy and our SG&A reduction plan.

•
Income from operations of $39.9 million increased 187.0% compared to $13.9 million in last year’s third quarter. Net income attributable to common stockholders was $35.7 million, or $0.51 per diluted share, compared to $6.5 million, or $0.07 per diluted share, in last year’s third quarter. As a result of the repurchase and conversion of our Series A Convertible Preferred Stock on December 5, 2018, net income attributable to common stockholders in the third quarter of 2019 benefits from the absence of dividends and dividend equivalents adjustments. We had 70.2 million and 72.8 million weighted average diluted common shares outstanding on September 30, 2019 and 2018, respectively.

•
To continue improving the efficiency and profitability of our retail business, we closed 8 stores during the three months ended September 30, 2019 and opened 6 stores, to end the quarter with 368 stores, 21 fewer than at September 30, 2018.

•	We repurchased 1.0 million shares of common stock at an aggregate cost of $25.0 million.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change
	2019	2018	2019	2018	Q3 2019-2018		YTD 2019-2018
	(in thousands, except per share, margin, and average selling price data)
Revenues	$312,766	$261,064	$967,614	$872,216	19.8%		10.9%
Cost of sales	148,942	122,005	476,796	411,884	(22.1)%		(15.8)%
Gross profit	163,824	139,059	490,818	460,332	17.8%		6.6%
Selling, general and administrative expenses	123,940	125,164	370,525	383,451	1.0%		3.4%
Income from operations	39,884	13,895	120,293	76,881	187.0%		56.5%
Foreign currency gains (losses), net	585	233	(893)	1,587	151.1%		(156.3)%
Interest income	167	422	493	847	(60.4)%		(41.8)%
Interest expense	(2,505)	(126)	(6,743)	(371)	(1,888.1)%		(1,717.5)%
Other income (expense), net	(34)	160	(48)	229	(121.3)%		(121.0)%
Income before income taxes	38,097	14,584	113,102	79,173	161.2%		42.9%
Income tax expense	2,421	4,092	13,518	17,850	40.8%		24.3%
Net income	35,676	10,492	99,584	61,323	240.0%		62.4%
Dividends on Series A convertible preferred stock	—	(3,000)	—	(9,000)	100.0%		100.0%
Dividend equivalents on Series A convertible preferred stock related to redemption value accretion and beneficial conversion feature	—	(972)	—	(2,854)	100.0%		100.0%
Net income attributable to common stockholders	$35,676	$6,520	$99,584	$49,469	447.2%		101.3%
Net income per common share:
Basic	$0.52	$0.08	$1.40	$0.60	550.0%		133.3%
Diluted	$0.51	$0.07	$1.38	$0.58	628.6%		137.9%

Gross margin (1)	52.4%	53.3%	50.7%	52.8%	(90	)bp	(210	)bp
Operating margin (1)	12.8%	5.3%	12.4%	8.8%	750	bp	360	bp
Footwear unit sales	15,883	13,309	53,361	48,188	19.3%		10.7%
Average footwear selling price - nominal basis	$18.99	$18.90	$17.65	$17.66	0.5%		(0.1)%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).

Revenues. Revenues increased $51.7 million, or 19.8%, during the three months ended September 30, 2019 compared to the same period in 2018, reflecting growth in all channels. Higher unit sales volume increased revenues by $41.7 million, or 16.0%. Higher average selling price on a constant currency basis (“ASP”) increased revenues by approximately $13.1 million, or 5.0%, as we reduced promotional activities and increased prices on certain product. A decrease of $3.1 million, or 1.2%, resulted from unfavorable foreign currency translation. Our wholesale channel grew by 25.4%, with especially strong performance in the Americas during the third quarter. Our e-commerce channel grew by 28.2% due to increased traffic as a result of increased interest in the brand, investments in digital marketing, and global marketplaces. Our retail channel increased by 9.2% in the third quarter of 2019 compared to the same period of 2018, even as we operated 21 fewer retail stores compared to September 30, 2018. Our retail comparable store sales growth was 12.5% on a global basis.

Revenues increased $95.4 million, or 10.9%, in the nine months ended September 30, 2019, compared to the same period in 2018. Higher unit sales volume resulted in an increase in revenues of approximately $74.0 million, or 8.5%, and an increase of $47.2 million, or 5.4%, was attributable to a higher ASP, the result of price increases on certain product and less discounting. A decrease of $25.8 million, or 3.0%, resulted from unfavorable foreign currency translation. The increase in revenues was led by 11.6% growth in our wholesale channel and 21.0% growth in our e-commerce channel. Our retail channel revenues increased by 4.3% in the nine months ended September 30, 2019 compared to the same period in 2018, even as we operated 21 fewer retail stores compared to September 30, 2018. Our retail comparable store sales growth of 11.4% reflected increased traffic and higher ASP in our remaining company-operated retail stores.

Cost of sales. Cost of sales increased $26.9 million, or 22.1%, during the three months ended September 30, 2019 compared to the same period in 2018. Higher unit sales volume resulted in an increase in cost of sales of $23.6 million, or 19.3%. Increases in distribution expenses, the unfavorable impacts of non-recurring expenses associated with the relocation of our U.S. distribution center and operating our U.S. distribution center above capacity, and the negative impacts on our purchasing power of a stronger U.S. Dollar contributed to a higher average cost per unit on a constant currency basis (“AUC”). Higher AUC accounted for a $4.9 million, or 4.0%, increase in cost of sales. The impact of foreign currency translation was a decrease of $1.6 million, or 1.2%.

During the nine months ended September 30, 2019, cost of sales increased $64.9 million, or 15.8%, compared to the same period in 2018. Higher unit sales volume resulted in an increase of $44.2 million, or 10.7%, in cost of sales. Increases in product costs, the unfavorable impacts of higher freight costs associated with inflation and the use of air shipments, costs associated with operating our U.S. distribution center above capacity, and the negative impacts on our purchasing power of a stronger U.S. Dollar contributed to a higher AUC. Higher AUC accounted for a $33.2 million, or 8.1%, increase in cost of sales. The impact of foreign currency translation was a decrease of $12.5 million, or 3.0%, in cost of sales.

Gross profit. Gross profit increased $24.8 million, or 17.8%, during the three months ended September 30, 2019 compared to the same period in 2018. Gross margin declined 90 basis points to 52.4% compared to the same period in 2018, driven primarily by the 120 basis point impact of non-recurring charges associated with the move to the company’s new distribution center and the unfavorable impacts of currency on purchasing power as well as increased distribution costs, and strong growth in lower margin wholesale revenues, partially offset by savings related to the closure of our company-operated manufacturing facilities in 2018 and higher ASPs. An increase of $26.9 million, or 19.3%, resulted from higher unit sales volume, while a decrease of $0.6 million, or 0.4%, resulted from increases in AUC that exceeded increases in ASP. The impact of unfavorable foreign currency translation was a decrease of $1.5 million, or 1.1%.

During the nine months ended September 30, 2019, gross profit increased $30.5 million, or 6.6%, and gross margin decreased 210 basis points to 50.7% compared to the same period in 2018, driven by the unfavorable impact of currency on our purchasing power and increased freight and distribution center expenses, partially offset by savings related to the closure of our company-operated manufacturing facilities in 2018. Higher unit sales volume drove an increase of approximately $44.9 million, or 9.8%. A decrease of $5.6 million, or 1.2%, resulted from increases in AUC that exceeded increases in ASP. The impact of unfavorable foreign currency translation was a decrease of $8.8 million, or 2.0%.

Selling, general and administrative expenses. SG&A decreased $1.2 million, or 1.0%, during the three months ended September 30, 2019 compared to the same period in 2018. The decrease was primarily due to $0.8 million of non-recurring expenses during the three months ended September 30, 2019 compared to $5.7 million in the same period in 2018. The 2018 non-recurring expenses were due primarily to the closure of our company-operated Mexico and Italy manufacturing and distribution facilities and our SG&A reduction plan. Net decreases in compensation and other expenses of $0.5 million were offset by increased marketing expense of $4.2 million. As a percent of sales, SG&A improved by 830 basis points to 39.6%.

SG&A decreased $12.9 million, or 3.4%, for the nine months ended September 30, 2019, compared to the same period in 2018. As a percent of sales, SG&A improved by 570 basis points to 38.3%. The decrease was primarily due to non-recurring expenses of $1.7 million compared to $16.5 million for the same period in 2018. The decrease in these expenses is due primarily to the closure of our company-operated manufacturing and distribution facilities in 2018 and our SG&A reduction plan, completed in 2018. Additionally, a decrease of $7.4 million in facilities expense resulted from the reduction in company-operated retail stores and closure of our company-operated manufacturing and distribution facilities. Additionally, a net decrease in other expenses of $0.5 million were partially offset by higher marketing expense of $9.8 million.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consists of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended September 30, 2019, we recognized realized and unrealized net foreign currency gains of $0.6 million compared to gains of $0.2 million during the three months ended September 30, 2018. During the nine months ended September 30, 2019, we recognized realized and unrealized net foreign currency losses of $0.9 million, compared to gains of $1.6 million during the nine months ended September 30, 2018.

Income tax expense. During the three months ended September 30, 2019, income tax expense decreased $1.7 million compared to the same period in 2018. The effective tax rate for the three months ended September 30, 2019 was 6.4% compared to an effective tax rate of 28.1% for the same period in 2018, a 21.7% decrease. The decrease in the effective rate was driven primarily by the utilization of deferred tax assets which were subject to a valuation allowance, partially offset by operating losses in certain jurisdictions where we have determined that it is not more likely than not to realize the associated tax benefits, and the release of valuation allowances in certain jurisdictions. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as utilization of deferred tax assets which were subject to a valuation allowance. There were no significant or unusual discrete tax items during the nine months ended September 30, 2019. We had unrecognized tax benefits of $5.7 million and $4.5 million at September 30, 2019 and December 31, 2018, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

During the nine months ended September 30, 2019, income tax expense decreased $4.3 million compared to the same period in 2018. The effective tax rate for the nine months ended September 30, 2019 was 12.0% compared to an effective tax rate of 22.5% for the same period in 2018, a 10.5% decrease. The decrease in the effective rate was driven primarily by the utilization of deferred tax assets which were subject to a valuation allowance, partially offset by operating losses in certain jurisdictions where we have determined that it is not more likely than not to realize the associated tax benefits, and the release of valuation allowances in certain jurisdictions. Our effective tax rate of 12.0% for the nine months ended September 30, 2019 differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as utilization of deferred tax assets which were subject to a valuation allowance.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income by considering both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. As of September 30, 2019 valuation allowances remain in certain jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current earnings trend, sufficient positive evidence may become available for the Company to release all or a portion of the valuation allowance within twelve months. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability achieved in future periods. The Company will continue to assess the realizability of its deferred tax assets.

Revenues By Channel

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
	2019	2018	2019	2018	Q3 2019-2018	YTD 2019-2018	Q3 2019-2018	YTD 2019-2018
	(in thousands)
Wholesale:
Americas	$75,660	$44,883	$216,846	$171,477	68.6%	26.5%	69.0%	27.6%
Asia Pacific	36,655	40,938	169,468	172,152	(10.5)%	(1.6)%	(10.0)%	1.9%
EMEA	34,058	29,373	144,685	130,150	16.0%	11.2%	19.9%	18.7%
Other businesses	49	1,525	175	2,133	(96.8)%	(91.8)%	(96.9)%	(91.8)%
Total wholesale	146,422	116,719	531,174	475,912	25.4%	11.6%	26.8%	15.3%
Retail:
Americas	78,141	65,247	182,116	156,557	19.8%	16.3%	19.8%	16.4%
Asia Pacific	20,133	22,942	60,901	71,359	(12.2)%	(14.7)%	(9.6)%	(10.7)%
EMEA	9,347	10,345	25,453	29,601	(9.6)%	(14.0)%	(7.4)%	(9.4)%
Total retail	107,621	98,534	268,470	257,517	9.2%	4.3%	10.1%	5.9%
E-commerce:
Americas	31,391	26,827	85,796	70,515	17.0%	21.7%	17.1%	21.9%
Asia Pacific	17,463	11,283	53,353	45,134	54.8%	18.2%	56.9%	22.9%
EMEA	9,869	7,701	28,821	23,138	28.2%	24.6%	33.2%	31.5%
Total e-commerce	58,723	45,811	167,970	138,787	28.2%	21.0%	29.6%	23.8%
Total revenues	$312,766	$261,064	$967,614	$872,216	19.8%	10.9%	21.0%	13.9%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. Constant currency represents current period results that have been retranslated using exchange rates in effect in the prior comparative period.

Wholesale channel revenues. Revenues from our wholesale channel increased $29.7 million, or 25.4%, during the three months ended September 30, 2019 compared to the same period in 2018. An increase of $27.4 million, or 23.5%, resulted from higher unit sales volume due to increased customer demand, led by especially strong performance in the Americas. An increase of $3.8 million, or 3.2%, was driven by a higher ASP. The impact of unfavorable foreign currency translation was a decrease of $1.5 million, or 1.3%.

During the nine months ended September 30, 2019, revenues from our wholesale channel increased $55.3 million, or 11.6%, compared to the same period in 2018. An increase of $61.4 million, or 12.9%, resulted from higher unit sales volume due to increased customer demand. An increase of $11.5 million, or 2.4%, was driven by a higher ASP. The impact of unfavorable foreign currency translation was a decrease of $17.6 million, or 3.7%.

Retail channel revenues. Revenues from our retail channel increased $9.1 million, or 9.2%, during the three months ended September 30, 2019 compared to the same period in 2018. Due to targeted reductions in our company-operated retail store fleet, we operated 21 fewer stores as of September 30, 2019 compared to the end of last year’s third quarter. Our comparable retail store sales grew 12.5% on a global basis, reflecting a higher ASP and increased traffic. An increase of $11.3 million, or 11.4%, was driven by a higher ASP, reflecting favorable product mix and improved quality of revenues, the results of less promotional discounting and improved inventory composition. A decrease of $1.3 million, or 1.3%, was due to lower unit sales volume related to store count reduction. The impact of foreign currency translation was a decrease of $0.9 million, or 0.9%.

During the nine months ended September 30, 2019, revenues from our retail channel increased $11.0 million, or 4.3%, compared to the same period in 2018. Due to targeted reductions in our company-operated retail store fleet, we operated 21 fewer stores as of September 30, 2019 compared to the end of last year’s third quarter. Our comparable retail store sales grew 11.4% on a global basis, reflecting a higher ASP and increased traffic. Favorable product mix and improved quality of revenues, the results of less promotional discounting and improved inventory composition, resulted in a higher ASP impact of $23.3 million, or 9.1%. A decrease of $8.0 million, or 3.1%, was due to lower unit sales volume related to store count reduction. The impact of foreign currency translation was a decrease of $4.3 million, or 1.7%.

E-commerce channel revenues. Revenues from our e-commerce channel, which includes our own e-commerce sites as well as sales through third-party marketplaces, increased $12.9 million, or 28.2%, during the three months ended September 30, 2019 compared to the same period in 2018, as this channel continued to grow in each region. Higher unit sales volume resulted in an increase of $15.6 million, or 34.0%, reflecting higher traffic, global marketplaces, and a continuing shift toward online purchasing. Revenues decreased by $2.0 million, or 4.4%, due to a lower ASP. The impact of foreign currency translation was a decrease of $0.7 million, or 1.4%.

During the nine months ended September 30, 2019, revenues from our e-commerce channel increased $29.2 million, or 21.0%, compared to the same period in 2018. Higher sales volume drove an increase of $20.7 million, or 14.9%. Revenues increased by $12.4 million, or 9.0%, as a result of higher ASP. The impact of foreign currency translation was a decrease of $3.9 million, or 2.9%.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
	2019	2018	2019	2018	Q3 2019-2018	YTD 2019-2018	Q3 2019-2018	YTD 2019-2018
	(in thousands)
Revenues:
Americas	$185,192	$136,957	$484,758	$398,549	35.2%	21.6%	35.4%	22.2%
Asia Pacific	74,251	75,163	283,722	288,645	(1.2)%	(1.7)%	0.2%	2.0%
EMEA	53,274	47,419	198,959	182,889	12.3%	8.8%	16.1%	15.7%
Total segment revenues	312,717	259,539	967,439	870,083	20.5%	11.2%	21.7%	14.2%
Other businesses	49	1,525	175	2,133	(96.8)%	(91.8)%	(96.9)%	(91.8)%
Total consolidated revenues	$312,766	$261,064	$967,614	$872,216	19.8%	10.9%	21.0%	13.9%

Income from operations:
Americas	$66,760	$42,586	$157,314	$110,814	56.8%	42.0%	57.0%	42.3%
Asia Pacific	13,124	16,861	67,888	74,640	(22.2)%	(9.0)%	(22.0)%	(5.7)%
EMEA	13,623	12,064	61,200	53,819	12.9%	13.7%	16.0%	21.1%
Total segment income from operations	93,507	71,511	286,402	239,273	30.8%	19.7%	31.5%	22.6%
Other businesses	(11,958)	(14,092)	(38,428)	(41,557)	15.1%	7.5%	18.5%	5.9%
Unallocated corporate and other (2)	(41,665)	(43,524)	(127,681)	(120,835)	4.3%	(5.7)%	(15.4)%	(6.4)%
Total consolidated income from operations	$39,884	$13,895	$120,293	$76,881	187.0%	56.5%	191.5%	63.4%
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

Americas Operating Segment

Revenues. Revenues for our Americas segment increased $48.2 million, or 35.2%, during the three months ended September 30, 2019 compared to the same period in 2018. The increase in revenues was primarily driven by a 68.6% increase in wholesale revenues, resulting from greater customer demand in North America. Retail revenues increased by 19.8%, despite operating 4 fewer retail stores compared to the same period last year due to comparable store sales growth of 19.1%. E-commerce revenues increased 17.0% due to increased traffic. Higher unit sales volume resulted in an increase of $30.2 million, or 22.1%, and an increase in ASP generated $18.3 million, or 13.3%. The impact of unfavorable foreign currency translation was a decrease of $0.3 million, or 0.2%.

During the nine months ended September 30, 2019, revenues for our Americas segment increased by $86.2 million, or 21.6%, compared to the same period in 2018. The increase in revenues resulted from a 26.5% increase in wholesale revenues, a 16.3% increase in retail revenues, and a 21.7% increase in e-commerce revenues. For all channels combined, higher unit sales volume resulted in an increase of $45.1 million, or 11.3%, while a higher ASP resulted in an increase of $43.4 million, or 10.9%. The impact of unfavorable foreign currency translation was a decrease of $2.3 million, or 0.6%.

Income from Operations. Income from operations for the Americas segment was $66.8 million for the three months ended September 30, 2019, an increase of $24.2 million, or 56.8%, compared to the same period in 2018. Gross profit increased $26.9 million, or 33.7%, and gross margin decreased 70 basis points to 57.7%, compared to the same period in 2018. The increase in gross profit was primarily due to an increase of $27.0 million, or 33.8%, from higher unit sales volume, with minimal impacts from ASP and foreign currency translation.

SG&A for our Americas segment increased $2.7 million, or 7.3%, during the three months ended September 30, 2019 compared to the same period in 2018 due to increases in compensation expense of $1.3 million, facilities expense of $0.8 million, and net professional services and other expense of $0.6 million.

Income from operations for the Americas segment was $157.3 million for the nine months ended September 30, 2019, an increase of $46.5 million, or 42.0%, compared to the same period in 2018. Gross profit increased $48.8 million, or 22.1%, and gross margin increased 20 basis points to 55.7%, compared to the same period in 2018. The increase in gross profit is due to an increase of $33.4 million, or 15.1%, from higher unit sales volume and an increase of $16.5 million, or 7.5%, in our ASP. The impact of unfavorable foreign currency translation was a decrease of $1.1 million, or 0.5%.

During the nine months ended September 30, 2019, SG&A for our Americas segment increased $2.3 million, or 2.1%, compared to the same period in 2018. The increase in SG&A was due to increases of $2.6 million in compensation expense, $1.2 million in professional services expense, and $1.0 million in marketing expense, partially offset by decreases in depreciation, information technology, and other net expenses of $2.5 million.

Asia Pacific Operating Segment

Revenues. Revenues for our Asia Pacific segment decreased $0.9 million, or 1.2%, during the three months ended September 30, 2019 compared to the same period in 2018. Wholesale revenues decreased by 10.5%. Retail revenues decreased by 12.2% as we operated 9 fewer stores in the region compared to the same period last year, with a comparable store sales decline of 4.2%, E-commerce revenues increased by 54.8% as consumers continue to shift towards online purchasing and we entered new marketplaces. Higher unit sales volume resulted in an increase of $4.4 million, or 5.8%, partially offset by the impact of a lower ASP of $4.2 million, or 5.6%. The impact of unfavorable foreign currency translation was a decrease of $1.1 million, or 1.4%.

During the nine months ended September 30, 2019, revenues for our Asia Pacific segment decreased $4.9 million, or 1.7%, compared to the same period in 2018. Retail revenues decreased by 14.7% as a result of 9 fewer company-operated retail stores compared to September 30, 2018, with a comparable store sales decline of 1.2%. E-commerce revenues increased by 18.2% and wholesale revenues decreased by 1.6%. For all channels combined, an increase in volume resulted in an increase of $3.1 million, or 1.1%, and a higher ASP resulted in an increase of $2.8 million, or 1.0%. The impact of unfavorable foreign currency translation was a decrease of $10.8 million, or 3.8%.

Income from Operations. Income from operations for the Asia Pacific segment was $13.1 million for the three months ended September 30, 2019, a decrease of $3.7 million, or 22.2%, compared to the same period in 2018. Gross profit decreased $2.0 million, or 4.8%, and gross margin decreased 210 basis points to 54.2% compared to the same period in 2018. The decrease in gross profit was due to the $1.1 million, or 2.6%, impact of increases in AUC that exceeded ASP gains, driven by the unfavorable impact of a strong U.S. Dollar on our purchasing power, and lower unit sales volume of $0.3 million, or 0.8%. The impact of unfavorable foreign currency translation was a decrease of $0.6 million, or 1.4%.

SG&A for our Asia Pacific segment increased $1.5 million, or 5.8%, during the three months ended September 30, 2019 compared to the same period in 2018. The increase in SG&A was primarily due to increases in marketing expense of $1.7 million and bad debt expense of $0.9 million, partially offset by net decreases in facilities and other expenses of $1.1 million, primarily the result of the reduction in the number of company-operated retail stores in 2018.

Income from operations for the Asia Pacific segment was $67.9 million for the nine months ended September 30, 2019, a decrease of $6.8 million, or 9.0%, compared to the same period in 2018. Gross profit decreased $12.3 million, or 7.5%, and gross margin decreased 330 basis points to 53.5% compared to the same period in 2018. The decrease in gross profit was due to a decrease of $8.8 million, or 5.4%, resulting from increases in AUC that exceeded ASP gains, driven by the unfavorable impact of a strong

U.S. Dollar on our purchasing power, partially offset by an increase in unit sales volume of $2.4 million, or 1.5%. The impact of unfavorable foreign currency translation was a decrease of $5.9 million, or 3.6%.

During the nine months ended September 30, 2019, SG&A for our Asia Pacific segment decreased $5.6 million, or 6.2%, compared to the same period in 2018. The decrease in SG&A was primarily due to decreases in facilities expense, compensation expense, depreciation expense, and other expenses totaling $7.0 million as a result of the reduction in the number of company-operated retail stores in 2018 and impairment and other expenses of $3.3 million, partially offset by increases in marketing expense of $4.7 million.

EMEA Operating Segment

Revenues. Revenues for our EMEA segment increased $5.9 million, or 12.3%, during the three months ended September 30, 2019 compared to the same period in 2018. Wholesale revenue grew 16.0% and e-commerce revenue grew 28.2%, more than offsetting a decline of 9.6% in retail results as we operated 8 fewer stores in the region compared to the same period last year. Our retail comparable store sales growth was 2.4%. Higher unit sales volume resulted in an increase of $8.6 million, or 18.2%, partially offset by a decrease of $1.0 million, or 2.1%, due to a lower ASP. The impact of unfavorable foreign currency translation was a decrease of $1.7 million, or 3.8%.

During the nine months ended September 30, 2019, revenues for our EMEA segment increased $16.1 million, or 8.8%, compared to the same period in 2018. Wholesale revenue grew 11.2% and e-commerce revenue grew 24.6%, more than offsetting a 14.0% decline in retail results as we operated 8 fewer stores in the region compared to the same period last year. Higher unit sales volume resulted in an increase of $27.8 million, or 15.2%, and an increase of $1.0 million, or 0.6%, resulted from a higher ASP. The impact of unfavorable foreign currency translation was a decrease of $12.7 million, or 7.0%.

Income from Operations. Income from operations for the EMEA segment was $13.6 million for the three months ended September 30, 2019, an increase of $1.6 million, or 12.9%, compared to the same period in 2018. Gross profit for the EMEA segment increased $1.4 million, or 5.6%, and gross margin decreased 320 basis points to 50.4% compared to the same period in 2018. The increase in gross profit was primarily due to the net impact of an increase of $3.9 million, or 15.4%, from higher unit sales volume, partially offset by a decrease of $1.7 million, or 6.7%, due to a lower ASP, driven by the unfavorable impact of a strong U.S. Dollar on our purchasing power. The impact of foreign currency translation was a decrease of $0.8 million, or 3.1%.

SG&A for our EMEA segment was flat during the three months ended September 30, 2019 compared to the same period in 2018.

Income from operations for the EMEA segment was $61.2 million for the nine months ended September 30, 2019, an increase of $7.4 million, or 13.7%, compared to the same period in 2018. During the nine months ended September 30, 2019, gross profit increased $2.9 million, or 3.0%, and gross margin decreased by 290 basis points to 50.5% compared to the same period in 2018. The increase in gross profit is due to the net impact of an increase of $15.3 million, or 15.7%, due to the favorable impact of unit sales volume, a decrease of $6.1 million, or 6.3%, due to a lower ASP, driven by the unfavorable impact of a strong U.S. Dollar on our purchasing power. The impact of foreign currency translation was a decrease of $6.3 million, or 6.4%.

During the nine months ended September 30, 2019, SG&A for our EMEA segment increased $4.5 million, or 10.2%, compared to the same period in 2018.The decrease in SG&A was primarily due to decreases of $2.7 million in compensation expense and $2.2 million in facilities expense as a result of the reduction in company-operated retail stores, partially offset by increases in sales and other expenses of $0.4 million.

Other Businesses and Unallocated Corporate

During the three months ended September 30, 2019, total net costs within ‘Other Businesses’ and ‘Unallocated Corporate and Other’ decreased $4.0 million compared to the same period in 2018. The decrease was due primarily to lower compensation expense of $4.6 million and net professional service and other expenses of $1.5 million, partially offset by increases in marketing of $2.1 million.

During the nine months ended September 30, 2019, total net costs within ‘Other Businesses and Unallocated Corporate’ increased by $3.7 million compared to the same period in 2018. The increase was due primarily to increases in marketing expense of $3.9 million and professional service expense of $1.7 million, partially offset by decreases in compensation and net other expenses of $1.9 million.

Store Locations and Comparable Store Sales

The tables below illustrate the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the three and nine months ended September 30, 2019:

	June 30, 2019	Opened	Closed	September 30, 2019
Company-operated retail locations:
Type:
Outlet stores	192	6	4	194
Retail stores	112	—	3	109
Kiosk/store in store	66	—	1	65
Total	370	6	8	368
Operating segment:
Americas	165	1	1	165
Asia Pacific	146	4	4	146
EMEA	59	1	3	57
Total	370	6	8	368

	December 31, 2018	Opened	Closed/Transferred	September 30, 2019
Type:
Outlet stores	195	10	11	194
Retail stores	120	1	12	109
Kiosk/store-in-store	68	1	4	65
Total	383	12	27	368
Operating segment:
Americas	168	1	4	165
Asia Pacific	153	10	17	146
EMEA	62	1	6	57
Total	383	12	27	368

Comparable retail store sales and direct-to-consumer store sales by operating segment were:

	Constant Currency (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Comparable retail store sales: (2)
Americas	19.1%	19.9%	17.1%	13.0%
Asia Pacific	(4.2)%	3.2%	(1.2)%	3.4%
EMEA	2.4%	15.1%	6.3%	11.4%
Global	12.5%	15.0%	11.4%	10.1%

	Constant Currency (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct-to-consumer comparable store sales (includes retail and e-commerce): (2)
Americas	18.5%	21.6%	18.6%	15.2%
Asia Pacific	11.7%	8.4%	5.6%	10.4%
EMEA	9.5%	19.3%	13.8%	15.4%
Global	15.9%	17.9%	14.4%	13.8%
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

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of September 30, 2019 was:

September 30, 2019
(in thousands)
Cash and cash equivalents	$87,909
Available borrowings	260,400

As of September 30, 2019, we had $87.9 million in cash and cash equivalents and up to $260.4 million of remaining borrowing availability under our revolving credit facilities. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Senior Revolving Credit Facility and other financing instruments will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, among other factors, could impact our business and liquidity.

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

Most of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. As of September 30, 2019, we held $75.3 million of our total $87.9 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. None of the $75.3 million held in international locations could potentially be limited by local regulations. If the remaining $75.3 million were to be immediately repatriated to the U.S., no additional U.S. federal income tax expense would be incurred.

Senior Revolving Credit Facility

In July 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders, which provides for a revolving credit facility of $450.0 million, which can be increased by an additional $150.0 million subject to certain conditions (the “Facility”). Borrowings under the Credit Agreement bear interest at a variable rate based on a domestic base rate or a LIBOR rate, plus an applicable margin ranging from 0.00% to 1.875% based on the Company’s leverage ratio. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers, and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires the Company to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 3.50 to 1.00 from September 30, 2019 to September 30, 2020, and (ii) 3.25 to 1.00 from December 31, 2020 and thereafter (subject to an increase to 4.00 to 1.00 in the event of certain permitted acquisitions or stock repurchases). The Credit Agreement permits (i) stock repurchases so long as after giving effect to such stock repurchases, the maximum leverage ratio does not exceed the applicable maximum leverage ratio, less 0.25; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2019, the Company was in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2019, the total commitments available from the lenders under the Facility were $450.0 million. At September 30, 2019, the Company had $185.0 million in outstanding borrowings, which are due when the Facility matures in July 2024, and $4.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of September 30, 2019 and December 31, 2018, the Company had $260.4 million and $129.4 million, respectively, of available borrowing capacity under the Facility.

The Company also has a suspended revolving credit facility in Asia, under which the Company had no borrowings during the nine months ended September 30, 2019 and year ended December 31, 2018 or borrowings outstanding at September 30, 2019 and December 31, 2018.

Cash Flows

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands)
Cash provided by operating activities	$73,189	$85,870	$(12,681)	(14.8)%
Cash used in investing activities	(32,550)	(3,899)	(28,651)	(734.8)%
Cash used in financing activities	(74,735)	(46,695)	(28,040)	(60.0)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,299)	(5,133)	2,834	55.2%
Net change in cash, cash equivalents, and restricted cash	$(36,395)	$30,143	$(66,538)	(220.7)%

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities decreased $12.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in cash provided by operating activities resulted primarily from higher inventory purchases to meet higher customer demand, higher variable compensation payments, and changes in income tax liabilities. These changes were partially offset by a source of cash from higher net income as adjusted for non-cash items, which resulted in an increase of $73.9 million.

Investing Activities. The $28.7 million increase in cash used in investing activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily reflects expenditures on the relocation of the Company’s U.S. distribution center from California to Ohio and information technology investments.

Financing Activities. The $28.0 million increase in cash used in financing activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 resulted primarily from increased repurchases of shares of our common stock of $96.4 million, partially offset by sources of cash from increased net borrowings of $65.7 million and less payments related to Series A Convertible Preferred Stock of $6.0 million, due to the conversion of these shares in 2018. There were other uses of cash in financing activities of $3.3 million, which in part related to costs associated with amending the Credit Agreement and other fees.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2019, other than lease obligations for leases that have not yet commenced, which are described in Note 4 — Leases, and certain purchase commitments, which are described in Note 13 — Commitments and Contingencies, both of which are in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

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

Borrowings under our Facility bear interest at a variable rate and are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of September 30, 2019, we had $185.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit under our Facility. As of December 31, 2018, we had $120.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under our Facility.

A hypothetical increase of 1% in the interest rate on these borrowings would have increased interest expense by $0.5 million and $1.6 million for the three and nine months ended September 30, 2019, respectively.

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

We have experienced and will continue to experience changes in international currency rates, impacting both results of operations and the value of assets and liabilities denominated in foreign currencies. We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of September 30, 2019, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $165.9 million. The net fair value of these contracts at September 30, 2019 was a liability of $0.9 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of September 30, 2019, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $1.3 million.

Effects of Changes in Exchange Rates on Translated Results of International Subsidiaries

Changes in exchange rates have a direct effect on our reported U.S. Dollar consolidated financial statements because we translate the operating results and financial position of our international subsidiaries to U.S. Dollars using current period exchange rates. Specifically, we translate the statements of operations of our foreign subsidiaries into the U.S. Dollar reporting currency using exchange rates in effect during each reporting period. As a result, comparisons of reported results between reporting periods may be impacted significantly due to differences in the exchange rates in effect at the time such exchange rates are used translate the operating results of our international subsidiaries. For example, in our EMEA operating segment, when the U.S. Dollar strengthens relative to the Euro, our reported U.S. Dollar results are lower than if there had been no change in the exchange rate, because more Euros are required to generate the same U.S. Dollar translated amount. Conversely, when the U.S. Dollar weakens relative to the Euro, the reported U.S. Dollar results of our EMEA operating segment are higher compared to a period with a stronger U.S. Dollar relative to the Euro. Similarly, the reported U.S. Dollar results of our Asia Pacific operating segment, where the functional currencies are primarily the Japanese Yen, Chinese Yuan, Korean Won and the Singapore Dollar, are comparatively lower or higher when the U.S. Dollar strengthens or weakens, respectively, relative to these currencies.

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our income before taxes during the three and nine months ended September 30, 2019 by approximately $0.1 million and $0.9 million, respectively, excluding the impact on our purchasing power. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy. See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of

Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 15 — Legal Proceedings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2019	—	$—	—	$547,317,966
August 1 - 31, 2019	1,042,127	23.99	1,042,127	522,333,622
September 1 - 30, 2019	—	—	—	522,333,622
Total	1,042.127	$23.99	1,042,127	$522,333,622
(1) On February 20, 2018, the Board of Directors approved and authorized a program to repurchase up to $500.0 million of the Company’s common stock. On May 5, 2019, the Board approved an increase to the repurchase authorization of up to an additional $500.0 million of the Company’s common stock. As of September 30, 2019, approximately $522.3 million remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

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

10.1#
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

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
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

CROCS, INC.

Date: October 30, 2019	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer