Form 10-Q
period 2020-03-31
Crocs, Inc.
filed 2020-04-23
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

As of April 16, 2020, Crocs, Inc. had 67,374,960 shares of its common stock, par value $0.001 per share, outstanding.

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

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•our expectations regarding the impact of the novel coronavirus disease (“COVID-19”) on our business, financial condition, operating results, and liquidity;
•our expectations regarding future trends, selling, general and administrative cost savings, expectations, and performance of our business;
•our belief that we have sufficient liquidity to fund our business operations during the next twelve months;
•our expectations about the impact of our strategic plans; and
•our expectations regarding our level of capital expenditures in 2020 and beyond.

Forward-looking statements are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019, and our subsequent filings with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2020

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$281,160	$295,949
Cost of sales	146,998	158,334
Gross profit	134,162	137,615
Selling, general and administrative expenses	113,350	105,037
Income from operations	20,812	32,578
Foreign currency losses, net	(231)	(1,217)
Interest income	97	195
Interest expense	(1,921)	(1,817)
Other income, net	21	590
Income before income taxes	18,778	30,329
Income tax expense	7,687	5,619
Net income	$11,091	$24,710
Net income per common share:
Basic	$0.16	$0.34
Diluted	$0.16	$0.33
Weighted average common shares outstanding:
Basic	67,931	73,009
Diluted	69,218	74,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$11,091	$24,710
Other comprehensive income (loss):
Foreign currency translation losses, net	(11,366)	(941)
Reclassification of foreign currency translation loss to income (1)	(164)	—
Total comprehensive income (loss)	$(439)	$23,769
(1) Represents the reclassification of cumulative foreign currency translation adjustment upon liquidation of foreign subsidiaries during the quarter ended March 31, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$107,038	$108,253
Accounts receivable, net of allowances of $19,922 and $18,797, respectively	172,398	108,199
Inventories	195,755	172,028
Income taxes receivable	3,174	1,341
Other receivables	12,533	8,711
Restricted cash - current	1,595	1,500
Prepaid expenses and other assets	21,508	25,350
Total current assets	514,001	425,382
Property and equipment, net of accumulated depreciation and amortization of $81,127 and $79,604, respectively	47,019	47,405
Intangible assets, net of accumulated amortization of $86,722 and $82,760, respectively	46,393	47,095
Goodwill	1,552	1,578
Deferred tax assets, net	24,108	24,747
Restricted cash	1,959	2,292
Right-of-use assets	193,070	182,228
Other assets	8,138	8,075
Total assets	$836,240	$738,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,893	$95,754
Accrued expenses and other liabilities	71,309	108,677
Income taxes payable	9,803	4,207
Current operating lease liabilities	50,026	48,585
Total current liabilities	236,031	257,223
Long-term income taxes payable	4,039	4,522
Long-term borrowings	350,000	205,000
Long-term operating lease liabilities	152,139	140,148
Other liabilities	2	4
Total liabilities	742,211	606,897
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5.0 million shares authorized including 1.0 million authorized as Series A Convertible Preferred Stock, none outstanding	—	—
Common stock, par value $0.001 per share, 250.0 million shares authorized, 104.8 million and 104.0 million issued, 67.4 million and 68.2 million outstanding, respectively	105	104
Treasury stock, at cost, 37.5 million and 35.8 million shares, respectively	(587,940)	(546,208)
Additional paid-in capital	500,197	495,903
Retained earnings	251,576	240,485
Accumulated other comprehensive loss	(69,909)	(58,379)
Total stockholders’ equity	94,029	131,905
Total liabilities and stockholders’ equity	$836,240	$738,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	68,232	$104	35,796	$(546,208)	$495,903	$240,485	$(58,379)	$131,905
Share-based compensation	—	—	—	—	3,964	—	—	3,964
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	702	1	115	(2,573)	330	—	—	(2,242)
Repurchases of common stock	(1,559)	—	1,559	(39,159)	—	—	—	(39,159)
Net income	—	—	—	—	—	11,091	—	11,091
Other comprehensive loss	—	—	—	—	—	—	(11,530)	(11,530)
Balance at March 31, 2020	67,375	$105	37,470	$(587,940)	$500,197	$251,576	$(69,909)	$94,029

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	73,306	$103	29,656	$(397,491)	$481,133	$121,215	$(54,652)	$150,308
Adjustments to beginning retailed earnings (1)	—	—	—	—	—	(227)		(227)
Share-based compensation	—	—	—	—	3,634	—	—	3,634
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	836	1	49	(1,227)	165	—	—	(1,061)
Repurchases of common stock	(2,133)	—	2,133	(53,478)	—	—	—	(53,478)
Net income	—	—	—	—	—	24,710	—	24,710
Other comprehensive loss	—	—	—	—	—	—	(941)	(941)
Balance at March 31, 2019	72,009	$104	31,838	$(452,196)	$484,932	$145,698	$(55,593)	$122,945
(1) The decrease to beginning retained earnings in the three months ended March 31, 2019 is a result of the prior year adoption of new lease accounting standards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$11,091	$24,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,907	6,136
Operating lease cost	14,994	14,930
Share-based compensation	3,964	3,634
Other non-cash items	5,877	(911)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(73,232)	(80,722)
Inventories	(29,268)	(15,099)
Prepaid expenses and other assets	3,294	6,875
Accounts payable, accrued expenses and other liabilities	(16,218)	(3,658)
Operating lease liabilities	(12,323)	(19,610)
Cash used in operating activities	(84,914)	(63,715)
Cash flows from investing activities:
Purchases of property, equipment, and software	(16,076)	(10,553)
Proceeds from disposal of property and equipment	25	225
Other	(116)	—
Cash used in investing activities	(16,167)	(10,328)
Cash flows from financing activities:
Proceeds from bank borrowings	145,000	95,000
Dividends—Series A convertible preferred stock (1)	—	(2,985)
Repurchases of common stock	(39,159)	(53,478)
Other	(2,717)	(1,662)
Cash provided by financing activities	103,124	36,875
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,496)	(22)
Net change in cash, cash equivalents, and restricted cash	(1,453)	(37,190)
Cash, cash equivalents, and restricted cash—beginning of period	112,045	127,530
Cash, cash equivalents, and restricted cash—end of period	$110,592	$90,340
(1) For the three months ended March 31, 2019, represents $3.0 million paid to induce conversion of Series A Convertible Preferred Stock to common stock.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise noted in this report, any description of the “Company,” “Crocs,” “we,” “us,” or “our” includes Crocs, Inc. and our consolidated subsidiaries within our reportable operating segments and corporate operations. We are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for men, women, and children. We strive to be the global leader in the sale of molded footwear characterized by functionality, comfort, color, and lightweight design.

Our reportable operating segments include: the Americas, operating in North and South America; Asia Pacific, operating throughout Asia, Australia, and New Zealand; and Europe, Middle East, and Africa (“EMEA”), operating throughout Europe, Russia, the Middle East, and Africa. See Note 14 — Operating Segments and Geographic Information for additional information.

The accompanying unaudited condensed consolidated interim financial statements include our accounts and those of our wholly-owned subsidiaries, and reflect all adjustments which are necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the three months ended March 31, 2020, other than with respect to the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements.

Use of Estimates

U.S. GAAP requires us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, sales returns, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, uncertain tax positions, income tax expense, share-based compensation expense, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, and depreciation and amortization, are reasonable based on information available at the time they are made.

Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

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

Transactions with Affiliates

In 2019, we received services from three affiliates of Blackstone Capital Partners VI L.P. (“Blackstone”). Blackstone and certain of its permitted transferees beneficially owned 6,899,027 shares of our common stock until Blackstone sold 6,864,545 shares of common stock held directly by Blackstone and its affiliates in an underwritten public offering on November 4, 2019. The other 34,482 shares of common stock were held by Gregg S. Ribatt, our former Chief Executive Officer and former member of our Board of Directors, which Blackstone may have been deemed to beneficially own, and were sold by Mr. Ribatt in October 2019. We incurred expenses to Blackstone’s legal counsel of $0.3 million in relation to this offering.

Certain Blackstone affiliates provide various services to us, including inventory count services, cybersecurity and consulting, and workforce management services. We incurred expenses for services from these affiliates of $0.7 million for the three months ended March 31, 2019. Expenses related to these services are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of operations.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Measurement of Credit Losses

In June 2016, and through subsequent amendments, the FASB issued guidance that requires the measurement and recognition of expected credit losses for financial assets. This new model replaces the existing “current incurred loss” model with a forward-looking “current expected credit loss” model. On January 1, 2020, we adopted this guidance on a modified retrospective basis. Based on the nature of our financial instruments included within the scope of this standard, which are primarily trade and other receivables, the adoption did not have a material effect on our condensed consolidated financial statements.

Implementation Costs Incurred in Cloud Computing Arrangements

In August 2018, the FASB issued authoritative guidance related to the treatment of implementation costs incurred in a hosting arrangement that is considered a service contract. On January 1, 2020, we adopted this guidance on a prospective basis. The adoption did not have a material effect on our condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Simplifying Accounting for Income Taxes

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those periods. We are currently evaluating the impact of adopting this new accounting guidance on our condensed consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. We are currently evaluating the potential impact of this standard on our condensed consolidated financial statements.

Other Pronouncements

Other new pronouncements issued but not effective until after March 31, 2020 are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued compensation and benefits	$16,464	$42,460
Fulfillment, freight, and duties	18,122	20,110
Professional services	10,584	13,361
Accrued rent and occupancy	3,757	4,682
Return liabilities	3,469	7,090
Sales/use and value added taxes payable	5,624	6,843
Royalties payable and deferred revenue	2,913	3,740
Other	10,376	10,391
Total accrued expenses and other liabilities	$71,309	$108,677

4. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheet were:

	March 31, 2020	December 31, 2019
	(in thousands)
Assets:
Right-of-use assets	$193,070	$182,228
Liabilities:
Current operating lease liabilities	$50,026	$48,585
Long-term operating lease liabilities	152,139	140,148
Total operating lease liabilities	$202,165	$188,733

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statement of operations were:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease cost	$14,994	$14,930
Short-term lease cost	1,325	1,360
Variable lease cost	1,500	2,989
Total lease costs	$17,819	$19,279

Other information related to leases, including supplemental cash flow information, consists of:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash paid for operating leases	$12,293	$18,574
Right-of-use assets obtained in exchange for operating lease liabilities (1)	24,790	177,509
(1) In the three months ended March 31, 2019, we implemented ASC 842, Leases. The previously reported amount includes $176.1 million for operating leases existing on January 1, 2019 and $1.4 million for operating leases that commenced in the first quarter of 2019.

The weighted average remaining lease term and discount rate related to our lease liabilities as of March 31, 2020 were 6.3 years and 4.7%, respectively. As of March 31, 2019, the weighted average remaining lease term and discount rate related to our lease liabilities were 5.7 years and 4.7%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of March 31, 2020
(in thousands)
2020 (remainder of year)	$42,343
2021	50,196
2022	35,832
2023	26,650
2024	17,013
Thereafter	65,102
Total future minimum lease payments	237,136
Less: imputed interest	(34,971)
Total operating lease liabilities	$202,165

Lease Commencements

In the first quarter of 2020, the lease for our new corporate headquarters and regional office commenced, the impact of which is included in the above lease disclosures. We are currently evaluating when to physically relocate our headquarters, in consideration of the continuing impacts of the COVID-19 pandemic.

Leases That Have Not Yet Commenced

As of March 31, 2020, we had significant obligations for a lease that has not yet commenced related to our new EMEA distribution center. In the fourth quarter of 2019, we entered into a lease for a new distribution center in Dordrecht, the Netherlands, which is expected to replace our existing distribution center in Rotterdam by the end of 2021. The total contractual commitment related to this lease, with payments expected to begin in January 2021 and continuing through December 2030, is approximately €21.9 million, or $24.2 million, with expected total capital investments of approximately €20.0 million, or $22.1 million, through 2021.

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within ‘Accrued expenses and other liabilities’ at March 31, 2020 and within ‘Prepaid expenses and other assets’ at December 31, 2019. The fair values of our derivative instruments were a liability of $1.0 million and an asset of $0.1 million at March 31, 2020 and December 31, 2019, respectively. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of our outstanding borrowings approximate their carrying values at March 31, 2020 and December 31, 2019, based on interest rates currently available to us for similar borrowings and were:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings	$350,000	$350,000	$205,000	$205,000

Non-Financial Assets and Liabilities

Our non-financial assets, which primarily consist of property and equipment, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. Impairment expense is reported in ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations. We did not record impairment expense in the three months ended March 31, 2020 or 2019.

6. DERIVATIVE FINANCIAL INSTRUMENTS

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

Counterparty default risk is considered low because the forward contracts that we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of March 31, 2020 or December 31, 2019.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets. We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. Changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets were:

	March 31, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$1,990	$(2,983)	$535	$(424)
Netting of counterparty contracts	(1,990)	1,990	(424)	424
Foreign currency forward contract derivatives	$—	$(993)	$111	$—

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	March 31, 2020		December 31, 2019
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Euro	$27,818	$(82)	$46,757	$36
Singapore Dollar	37,416	(1,730)	31,255	344
Japanese Yen	28,022	(517)	11,823	63
South Korean Won	22,453	458	10,328	(82)
British Pound Sterling	4,816	192	9,155	(104)
Other currencies	23,219	686	24,969	(146)
Total	$143,744	$(993)	$134,287	$111

Latest maturity date	April 2020		January 2020

Amounts reported in ‘Foreign currency losses, net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts, and were:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Foreign currency transaction gains (losses)	$1,027	$(1,433)
Foreign currency forward exchange contracts gains (losses)	(1,258)	216
Foreign currency losses, net	$(231)	$(1,217)

7. REVOLVING CREDIT FACILITIES AND BANK BORROWINGS

Our borrowings were as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Revolving credit facilities	$350,000	$205,000
Less: Current portion of borrowings	—	—
Total long-term borrowings	$350,000	$205,000

Senior Revolving Credit Facility

In July 2019, the Company and certain of our subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders, which provided for a revolving credit facility of $450.0 million. In March 2020, we amended the Credit Agreement to, among other things, increase the total commitments under the Credit Agreement by $50.0 million, resulting in total commitments of $500.0 million, which can be increased by an additional $100.0 million subject to certain conditions (the “Facility”). Borrowings under the Credit Agreement bear interest at a variable rate based on (A) a domestic base rate (defined as the highest of (i) the Federal Funds open rate, plus 0.25%, (ii) the Prime Rate, and (iii) the Daily LIBOR rate, plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio, or (B) a LIBOR rate, plus an applicable margin ranging from 1.25% to 1.875% based on our leverage ratio. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 until September 30, 2020, (ii) 3.50 to 1.00 from December 31, 2020 to December 31, 2021, and (iii) 3.25 to 1.00 from March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2020, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2020, the total commitments available from the lenders under the Facility were $500.0 million. At March 31, 2020, we had $350.0 million in outstanding borrowings, which are due when the Facility matures in July 2024, and $4.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of March 31, 2020 and December 31, 2019, we had $145.4 million and $240.4 million, respectively, of available borrowing capacity under the Facility.

We also have a suspended revolving credit facility in Asia, under which we had no borrowings during the three months ended March 31, 2020 and year ended December 31, 2019 or borrowings outstanding at March 31, 2020 and December 31, 2019.

8. COMMON STOCK REPURCHASE PROGRAM

During the three months ended March 31, 2020, we repurchased 1.6 million shares of our common stock at a cost of $39.2 million, including commissions. During the three months ended March 31, 2019, we repurchased 2.1 million shares of our common stock at a cost of $53.5 million, including commissions. As of March 31, 2020, we had remaining authorization to repurchase approximately $469.5 million of our common stock, subject to restrictions under our Credit Agreement, and we have suspended share repurchases to preserve maximum liquidity and flexibility.

9. REVENUES

Revenues by reportable operating segment and by channel were:

Fiscal Year 2020

	Three Months Ended March 31, 2020
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$90,805	$45,580	$56,711	$76	$193,172
Retail	34,618	10,187	3,994	—	48,799
E-commerce	22,300	9,693	7,196	—	39,189
Total revenues	$147,723	$65,460	$67,901	$76	$281,160

Fiscal Year 2019

	Three Months Ended March 31, 2019
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$71,229	$68,950	$64,491	$52	$204,722
Retail	38,076	13,903	5,417	—	57,396
E-commerce	19,821	8,194	5,816	—	33,831
Total revenues	$129,126	$91,047	$75,724	$52	$295,949

During the three months ended March 31, 2020 and 2019, we recognized increases of $0.5 million and less than $0.1 million, respectively, to wholesale revenues due to changes in estimates related to products transferred to customers in prior periods. There were no changes to estimates for retail or e-commerce revenues during the three months ended March 31, 2020 or 2019.

There were no material changes in contract liabilities or refund liabilities in the three months ended March 31, 2020 and 2019.

10. SHARE-BASED COMPENSATION

Our share-based compensation awards are issued under the 2015 Equity Incentive Plan (“2015 Plan”) and predecessor plan, the 2007 Equity Incentive Plan (“2007 Plan”). Any awards that expire or are forfeited under the 2007 Plan become available for issuance under the 2015 Plan.

Pre-tax share-based compensation expense reported in our condensed consolidated statements of operations was:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of sales	$146	$88
Selling, general and administrative expenses	3,818	3,546
Total share-based compensation expense	$3,964	$3,634

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except effective tax rate)
Income before income taxes	$18,778	$30,329
Income tax expense	7,687	5,619
Effective tax rate	40.9%	18.5%

The increase in the effective tax rate for the three months ended March 31, 2020, compared to the same period in 2019, was driven primarily by tax expense recorded in profitable jurisdictions and by operating losses in certain jurisdictions where we have determined that it is not more likely than not to realize the associated tax benefits. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions. There were no significant or unusual discrete tax items during the three months ended March 31, 2020. We had unrecognized tax benefits of $4.3 million and $4.6 million at March 31, 2020 and December 31, 2019, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

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

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2020 and 2019 were:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Numerator:
Net income	$11,091	$24,710
Denominator:
Weighted average common shares outstanding - basic	67,931	73,009
Plus: Dilutive effect of stock options and unvested restricted stock units	1,287	1,866
Weighted average common shares outstanding - diluted	69,218	74,875

Net income per common share:
Basic	$0.16	$0.34
Diluted	$0.16	$0.33

For the three months ended March 31, 2020, less than 0.1 million options and restricted stock units (“RSUs”) were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three months ended March 31, 2019, no options or RSUs were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2020, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $57.4 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Other

We are regularly subject to, and are currently undergoing, audits by various tax authorities in the United States and several foreign jurisdictions, including customs duties, import, and other taxes for prior tax years.

During our normal course of business, we may make certain indemnities, commitments, and guarantees under which we may be required to make payments. We cannot determine a range of estimated future payments and have not recorded any liability for indemnities, commitments, and guarantees in the accompanying condensed consolidated balance sheets.

See Note 15 — Legal Proceedings for further details regarding potential loss contingencies related to government tax audits and other current legal proceedings.

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

We have three reportable operating segments based on the geographic nature of our operations: Americas, Asia Pacific, and EMEA. In addition, the ‘Other businesses’ category aggregates insignificant operating segments that do not meet the reportable segment threshold, including corporate and supply chain operations.

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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenues:
Americas	$147,723	$129,126
Asia Pacific	65,460	91,047
EMEA	67,901	75,724
Total segment revenues	281,084	295,897
Other businesses	76	52
Total consolidated revenues	$281,160	$295,949
Income from operations:
Americas	$46,662	$33,609
Asia Pacific	9,424	26,681
EMEA	17,645	25,044
Total segment income from operations	73,731	85,334
Reconciliation of total segment income from operations to income before income taxes:
Other businesses	(13,924)	(16,337)
Unallocated corporate and other (1)	(38,995)	(36,419)
Income from operations	20,812	32,578
Foreign currency losses, net	(231)	(1,217)
Interest income	97	195
Interest expense	(1,921)	(1,817)
Other income, net	21	590
Income before income taxes	$18,778	$30,329

Depreciation and amortization:
Americas	$854	$909
Asia Pacific	279	224
EMEA	176	221
Total segment depreciation and amortization	1,309	1,354
Other businesses	2,051	1,323
Unallocated corporate and other (1)	3,547	3,459
Total consolidated depreciation and amortization	$6,907	$6,136

(1) Unallocated corporate and other includes corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

15. LEGAL PROCEEDINGS

We were subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, we were notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $2.8 million at current exchange rates, plus interest and penalties, for the period January 2010 through May 2011. We disputed these assessments and asserted defenses to the claims. On February 25, 2015, we received additional assessments totaling 33.3 million BRL, or approximately $6.4 million at current exchange rates, plus interest and penalties, related to the remainder of the audit period. We also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, we received a favorable ruling on our appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have appealed that decision and we challenged the appeal on both the merits and procedure. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable for us and resulted in an approximately 38% reduction in principal, penalties, and interest, leaving approximately $4.0 million at current exchange rates, plus interest and penalties, at risk for those assessments. The tax authorities have appealed that decision, and we filed a response to the tax authorities’ appeal as well as a separate appeal against the unfavorable portion of the ruling. Should the Brazilian Tax Authority prevail in this final administrative appeal, we may challenge the assessments through the court system, which would likely require the posting of a bond. We have not recorded these items within the condensed consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

For all other claims and disputes, as we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of March 31, 2020, we estimate that reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by up to $1.4 million.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, other than as set forth above, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results, and cash flows.

16. SUBSEQUENT EVENTS

In April 2020, in response to the COVID-19 pandemic, we eliminated select corporate and regional roles, placed certain employees on temporary unpaid leave, and asked some employees to shift to a reduced work day. As a result, we expect to record employee separation benefit costs in the three months ended June 30, 2020. We do not expect these changes to have a material impact on our operations or internal controls.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and our consolidated subsidiaries (collectively the “Company,” “Crocs,” “we,” “us,” or “our”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for men, women, and children. We strive to be the world leader in innovative casual footwear for women, men, and children, combining comfort and style with a value that consumers want. The vast majority of shoes within our collection contain Croslite™ material, a proprietary, molded footwear technology, delivering extraordinary comfort with each step.

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•The COVID-19 pandemic continues to drive global uncertainty and disruption. It has impacted our business globally, including, among other things, through store closures or reduced operating hours and decreased retail traffic. In response to the outbreak, first and foremost, we have prioritized the health and safety of our employees. Additionally, many of our 367 company-operated stores, our partner stores, and our wholesale customers’ stores were closed at some point during the first quarter and many have remained closed through the beginning of April. In all locations where stores are closed, our stores, and likely those of our partners, will remain closed until it is safe, and in line with local regulations, to reopen. At this time, we estimate that stores will begin to open in stages over the coming months but cannot reasonably estimate the impact such closures will have on our retail and wholesale sales and overall results. We expect revenue declines to continue in our retail and wholesale channels as “social distancing” practices remain in effect. Further, we expect a larger decline in revenues in the second quarter of 2020, as the majority of our retail and partner stores may be closed for the whole period. We are beginning to see some recovery in store traffic and sales in China and Korea where almost all stores are now open. However, we are also seeing declines in Japan, India, and much of Southeast Asia, areas that have been impacted by a second wave of the virus.
•While many brick-and-mortar stores have been closed, Crocs.com and other digital commerce have remained open. We have seen strong trends in our e-commerce channel that we expect to continue, as consumers migrate to online shopping.
•We have committed to donating up to $11 million globally in shoes to healthcare workers and other organizations.
•We have taken the following actions to address the impact of COVID-19 and the recessionary environment that may follow, to efficiently manage the business and maintain adequate liquidity and maximum flexibility:
▪Board of Director and Executive Compensation: The compensation for our Board of Directors and senior leadership team has been significantly reduced for the foreseeable future.
▪Retail: We have temporarily furloughed retail employees but have retained store managers and assistant store managers, with reduced hours in North America. These employees continue to receive benefits. In other parts of the world, retail employees are receiving full or reduced pay in accordance with local government regulations.
▪Distribution Centers: Our owned distribution centers globally are operational. In the U.S., our distribution center qualifies as an “essential business” and is being used to distribute and supply companies with essential products for healthcare workers during the pandemic. To help ensure the well-being of our associates, we have enhanced safety protocols in place, including temperature checks, strict social distancing, hand sanitizer in all areas, and heightened cleaning of the facility in accordance with Center for Disease Control and Prevention and state guidelines.
▪Corporate Office: Many of our corporate offices are closed or have enhanced safety protocols in place to ensure the well-being of our employees. We have been able to successfully conduct business virtually.
▪Other Compensation Measures: We have reduced hiring and suspended annual salary increases, market adjustments, and promotions that were scheduled to go into effect in 2020. We have also asked some employees to shift to a reduced work day, have placed some employees on a temporary unpaid leave, and have eliminated some roles as we adjust to an organization structure for the future.
▪Operating Expenses: Selling, general and administrative expenses (“SG&A”) for 2020 is now expected to be between $440 and $460 million, which is approximately $30 to $50 million lower than 2019 and approximately $100 million lower than our original plan for 2020. The savings are primarily comprised of reduced compensation, lower marketing investment, and fewer discretionary expenses. Additionally, we began to implement travel restrictions in January, which has also reduced our expected SG&A.
▪Working Capital: We are tightly managing inventories by reducing supply, rebalancing existing inventory, and consolidating future seasonal collections. We are also working closely with both our customers and vendors to manage accounts receivable and accounts payable.
▪Capital Expenditures: Capital expenditures for 2020 are expected to be approximately $30 million, compared to prior guidance of approximately $50 to $60 million. This reduction reflects the deferral or cancellation of certain investments that we were making to support growth.
▪Credit Facility: The Company amended and restated its revolving credit facility with PNC Bank, National Association, and a consortium of other lenders (the “Credit Facility”) on March 26, 2020. The Credit Facility was increased to $500 million from $450 million. In addition, the amended Credit Facility has a modified leverage ratio of 4.00x for the second and third quarters of fiscal 2020, after which the leverage ratio decreases to 3.50x through the fourth quarter of 2021 and 3.25x thereafter. The Credit Facility maturity date of July 2024 remains unchanged.
▪Share Repurchase: We have suspended share repurchases to preserve maximum liquidity and flexibility.

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

Management uses constant currency to assist in comparing business trends from period to period on a consistent basis in communications with the Board of Directors, stockholders, analysts, and investors concerning our financial performance. We believe constant currency is useful to investors and other users of our condensed consolidated financial statements as an additional tool to evaluate operating performance and trends. Investors should not consider constant currency in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.

First Quarter 2020 Financial and Operational Highlights

Revenues were $281.2 million for the first quarter of 2020, a 5.0% decrease compared to the first quarter of 2019. The decrease was due to the net effects of: (i) lower unit sales volumes, which decreased revenues by $26.4 million, or 8.9%, driven by the COVID-19 pandemic; (ii) higher average selling prices, which increased revenues by $16.7 million, or 5.7%, as we increased direct-to-consumer revenues (which include our retail and e-commerce channels), increased prices, and reduced promotions; and (iii) unfavorable changes in exchange rates, which decreased revenues by $5.2 million, or 1.7%.

The following were significant developments affecting our businesses and capital structure during the three months ended March 31, 2020:

•We sold 17.1 million pairs of shoes worldwide, a decrease from 18.4 million pairs in the first quarter of 2019.
•Revenues in our Americas segment increased 14.4%, and global e-commerce revenue increased by 15.8%, with strong performance across all three operating segments. Additionally, retail comparable store sales (as defined under “Store Locations and Comparable Store Sales” below) were higher in January and February 2020 in our Americas and EMEA segments than in the comparable periods in 2019 .
•Gross margin was 47.7%, an increase of 120 basis points from last year’s first quarter, as a result of price increases, lower promotional activity, and prior year costs for our U.S. distribution center that did not recur in the current year.
•SG&A was $113.4 million compared to $105.0 million in the first quarter of 2019. As a percent of revenues, SG&A increased 480 basis points to 40.3% of revenues compared to 35.5% of revenues in the first quarter of 2019. First quarter 2020 results included $4.7 million in non-recurring charges recognized as a result of COVID-19, including bad debt expense of $2.8 million and $1.7 million of inventory donations to healthcare workers and other organizations, including over 100,000 pairs of shoes donated in March through various programs.

•Income from operations of $20.8 million decreased 36.1% compared to $32.6 million in last year’s first quarter. Net income was $11.1 million, or $0.16 per diluted share, compared to $24.7 million, or $0.33 per diluted share, in last year’s first quarter.
•We repurchased 1.6 million shares of common stock at an aggregate cost of $39.2 million. We have suspended share repurchases to preserve maximum liquidity and flexibility.
•We increased total commitments under our revolving credit facility to $500.0 million from $450.0 million to further support liquidity needs, and have not increased the amount outstanding on our facility subsequent to March 31, 2020.

Results of Operations

	Three Months Ended March 31,
	2020	2019		% Change
	(in thousands, except per share, margin, and average selling price data)
Revenues	$281,160	$295,949		(5.0)%
Cost of sales	146,998	158,334		7.2%
Gross profit	134,162	137,615		(2.5)%
Selling, general and administrative expenses	113,350	105,037		(7.9)%
Income from operations	20,812	32,578		(36.1)%
Foreign currency losses, net	(231)	(1,217)		81.0%
Interest income	97	195		(50.3)%
Interest expense	(1,921)	(1,817)		(5.7)%
Other income, net	21	590		(96.4)%
Income before income taxes	18,778	30,329		(38.1)%
Income tax expense	7,687	5,619		(36.8)%
Net income	$11,091	$24,710		(55.1)%
Net income per common share:
Basic	$0.16	$0.34		(52.9)%
Diluted	$0.16	$0.33		(51.5)%

Gross margin (1)	47.7%	46.5%	120	bp
Operating margin (1)	7.4%	11.0%	(360)	bp
Footwear unit sales	17,100	18,432		(7.2)%
Average footwear selling price - nominal basis	$16.05	$15.73		2.0%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).

Revenues By Channel

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
	2020	2019
	(in thousands)
Wholesale:
Americas	$90,805	$71,229	27.5%	29.0%
Asia Pacific	45,580	68,950	(33.9)%	(32.0)%
EMEA	56,711	64,491	(12.1)%	(9.2)%
Other businesses	76	52	46.2%	46.2%
Total wholesale	193,172	204,722	(5.6)%	(3.6)%
Retail:
Americas	34,618	38,076	(9.1)%	(9.1)%
Asia Pacific	10,187	13,903	(26.7)%	(23.9)%
EMEA	3,994	5,417	(26.3)%	(25.3)%
Total retail	48,799	57,396	(15.0)%	(14.2)%
E-commerce:
Americas	22,300	19,821	12.5%	12.6%
Asia Pacific	9,693	8,194	18.3%	22.0%
EMEA	7,196	5,816	23.7%	26.8%
Total e-commerce	39,189	33,831	15.8%	17.3%
Total revenues	$281,160	$295,949	(5.0)%	(3.3)%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

The primary drivers of changes in revenue were:

	Three Months Ended March 31, 2020 vs. 2019
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$(26,353)	(8.9)%	$16,722	5.7%	$(5,158)	(1.7)%	$(14,789)	(5.0)%
(1) The change due to price is based on the change in average selling price on a constant currency basis (“ASP”).

Revenues. The temporary closure of retail locations, partner stores, and brick-and-mortar retailers as a result of the COVID-19 pandemic contributed to a decrease in sales volume in the three months ended March 31, 2020, compared to the same period in 2019. The decrease due to foreign currency translation was primarily due to fluctuations in the Euro and Russian Ruble. These decreases were partially offset by an increase in ASP, primarily as a result of an increased share of direct-to-consumer revenues, price increases, and reduced promotions. An increase in e-commerce revenues of 15.8%, as a result of our continued success in the channel, was offset by decreases in retail revenues of 15.0% and wholesale revenues of 5.6%, which were impacted by COVID-19 related store closures.

Cost of sales. Cost of sales decreased with revenue, with lower volume of $13.7 million, or 8.7%, partially offset by higher average cost per unit on a constant currency basis (“AUC”) of $5.1 million, or 3.2%, due to purchasing power related to currency changes, primarily in our EMEA segment, and higher costs as a result of channel mix. Foreign currency translation resulted in a decrease of $2.7 million, or 1.7%.

Gross profit. Gross margin was 47.7% compared to 46.5% in 2019, as a result of higher product margin driven by price increases, lower promotional activity, and prior year costs for the new distribution center that did not recur in 2020. Gross profit decreased $3.5 million, or 2.5%. Sales volume changes decreased gross profit by $12.6 million, or 9.2%, while increases in ASP, partially offset by AUC, led to an increase in gross profit of $11.6 million, or 8.5%. Foreign currency translation decreased gross profit by $2.5 million, or 1.8%.

Selling, general and administrative expenses. SG&A increased $8.3 million, or 7.9%, during the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to an additional investment in marketing of $5.5 million, higher bad debt expense of $2.9 million, primarily related to COVID-19 in our Asia Pacific segment, inventory donations of $1.7 million to healthcare workers and other organizations in response to the COVID-19 pandemic, and increases in professional services, information technology, and other expenses of $2.0 million. These increases were partially offset by decreases in compensation expense of $2.6 million due to reduced variable compensation, and other expenses of $1.2 million.

Foreign currency losses, net. Foreign currency losses, net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended March 31, 2020, we recognized realized and unrealized net foreign currency losses of $0.2 million compared to losses of $1.2 million during the three months ended March 31, 2019.

Income tax expense. During the three months ended March 31, 2020, income tax expense increased $2.1 million compared to the same period in 2019. The effective tax rate for the three months ended March 31, 2020 was 40.9% compared to an effective tax rate of 18.5% for the same period in 2019, a 22.4% increase. The increase in the effective rate was driven primarily by tax expense recorded in profitable jurisdictions and by operating losses in certain jurisdictions where we had determined that it is not more likely than not to realize the associated tax benefits. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions.

There were no significant or unusual discrete tax items during the three months ended March 31, 2020. We had unrecognized tax benefits of $4.3 million and $4.6 million at March 31, 2020 and December 31, 2019, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

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

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
	2020	2019
	(in thousands)
Revenues:
Americas	$147,723	$129,126	14.4%	15.2%
Asia Pacific	65,460	91,047	(28.1)%	(25.9)%
EMEA	67,901	75,724	(10.3)%	(7.6)%
Total segment revenues	281,084	295,897	(5.0)%	(3.3)%
Other businesses	76	52	46.2%	46.2%
Total consolidated revenues	$281,160	$295,949	(5.0)%	(3.3)%

Income from operations:
Americas	$46,662	$33,609	38.8%	39.5%
Asia Pacific	9,424	26,681	(64.7)%	(64.0)%
EMEA	17,645	25,044	(29.5)%	(26.8)%
Total segment income from operations	73,731	85,334	(13.6)%	(12.3)%
Other businesses	(13,924)	(16,337)	14.8%	(14.8)%
Unallocated corporate and other (2)	(38,995)	(36,419)	(7.1)%	7.5%
Total consolidated income from operations	$20,812	$32,578	(36.1)%	(33.3)%
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

The primary drivers of changes in revenues by operating segment were:

	Three Months Ended March 31, 2020 vs. 2019
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Americas	$3,880	3.0%	$15,793	12.2%	$(1,076)	(0.8)%	$18,597	14.4%
Asia Pacific	(21,750)	(23.9)%	(1,838)	(2.0)%	(1,999)	(2.2)%	(25,587)	(28.1)%
EMEA	(8,507)	(11.2)%	2,767	3.7%	(2,083)	(2.8)%	(7,823)	(10.3)%
Total segment revenues	$(26,377)	(8.9)%	$16,722	5.7%	$(5,158)	(1.7)%	$(14,813)	(5.0)%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

Americas Operating Segment

Revenues. During the three months ended March 31, 2020, the increase in revenues for our Americas segment over the same period in 2019 was primarily due to increased ASP, as a result of price increases and fewer promotional activities, and increased volume, primarily in wholesale. Wholesale revenues for the three months ended March 31, 2020 increased 27.5% due in part to the continued success of our brand in the first two months of the quarter, prior to the aforementioned store closures, as well as the continued strength of our e-tail partners. E-commerce revenues increased 12.5%, in part due to increased online shopping as customers migrate shopping to digital commerce during the pandemic. These increases were partially offset by a decrease in retail revenues of 9.1%, primarily as a result of retail store closures in March as a result of the COVID-19 pandemic.

Income from Operations. Income from operations for our Americas segment was $46.7 million for the three months ended March 31, 2020, an increase of $13.1 million, or 38.8%, compared to the same period in 2019. Gross profit increased $15.3 million, or 22.7%, primarily due to increased ASP, of $16.3 million, or 24.1%. There were also lower sales volumes of $0.6 million, or 0.8%, and a $0.4 million, or 0.6%, decrease as a result of negative currency changes.

SG&A for our Americas segment increased $2.2 million, or 6.7%, during the three months ended March 31, 2020 compared to the same period in 2019. This was primarily due to an additional marketing investment of $1.0 million, in part due to variable marketing related to growth in our e-commerce channel, inventory donations to healthcare workers associated with COVID-19 of $0.5 million, higher compensation expense of $0.5 million as a result of investment in headcount, and higher net other costs of $0.2 million.

Asia Pacific Operating Segment

Revenues. The decrease in our Asia Pacific revenues in the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to lower sales volume in our wholesale and retail channels of 31.0% and 24.8%, respectively, partially offset by an increase in sales volumes of 37.5% in our e-commerce channel. These changes were driven by the closure of our partner and company-owned retail stores in China and sharp declines in customer traffic in both direct and distributor markets as a result of the COVID-19 pandemic, somewhat offset by the continued increases in e-commerce sales, further bolstered by increased online traffic during the pandemic. Lower ASP as a result of increased focus on higher margin products and negative currency changes, primarily in the Chinese Yuan, Korean Won, and Indian Rupee, also contributed to lower revenues.

Income from Operations. Income from operations for the Asia Pacific segment was $9.4 million for the three months ended March 31, 2020, a decrease of $17.3 million, or 64.7%, compared to the same period in 2019. Gross profit decreased by $14.3 million, or 30.7%, as a result of lower volume of $10.2 million, or 21.9%, from the aforementioned temporary store closures and decline in consumer traffic and by $3.2 million, or 6.8%, due to an increase in supply chain costs that was offset by a decrease in ‘Other Businesses.’ Negative currency impacts decreased gross profit by $0.9 million, or 2.0%, as a result of negative currency impacts.

SG&A for our Asia Pacific segment increased $3.0 million, or 14.7%, during the three months ended March 31, 2020 compared to the same period in 2019, due to higher bad debt expense of $2.6 million, primarily as a result of the impact of COVID-19 on distributor partners, inventory donations associated with COVID-19 to healthcare workers and other organizations of $1.2 million, and an additional marketing investment of $0.6 million. These increases were offset in part by lower facilities expense of $1.2 million, primarily related to savings on variable rent at retail locations, and lower professional services and net other expenses of $0.2 million.

EMEA Operating Segment

Revenues. During the three months ended March 31, 2020, the decrease in revenues for our EMEA segment compared to the same period in 2019, was primarily due to a decrease in sales volume in our wholesale and retail channels of 12.3% and 26.1%, respectively, driven by the closure of wholesale brick-and-mortar stores and company-operated retail stores due to the COVID-19 pandemic, and a negative currency impact as a result of fluctuations in the Euro and Russian Ruble, offset in part by increased ASP as a result of increased prices in our wholesale channel and an increased share of direct-to-consumer revenue, particularly in the e-commerce channel.

Income from Operations. Income from operations for the EMEA segment was $17.6 million for the three months ended March 31, 2020, a decrease of $7.4 million, or 29.5%, compared to the same period in 2019. Gross profit decreased $6.7 million, or 18.2%, due to lower sales volume of $4.2 million, or 11.5%, negative currency impacts of $1.0 million, or 2.8%, and higher AUC, partially offset by higher ASP, of $1.5 million, or 4.0%, as a result of purchasing power from currency changes.

SG&A for our EMEA segment increased $0.7 million, or 5.5%, during the three months ended March 31, 2020 compared to the same period in 2019, primarily as a result of an additional marketing investment of $0.6 million, higher professional services expenses of $0.4 million, offset in part by a decrease in other net costs of $0.3 million.

Other Businesses and Unallocated Corporate

During the three months ended March 31, 2020, total net costs within ‘Other Businesses’ and ‘Unallocated Corporate and Other’ increased $0.2 million compared to the same period in 2019. This increase was a result of an additional marketing investment of $2.8 million, higher professional services expenses of $1.4 million, and an increase to other costs of $1.3 million. Conversely, we had lower supply chain costs of $2.3 million, partially as a result of a decrease in supply chain costs offset in the regions, and lower compensation expense and other costs of $3.0 million due in part to a reduction in variable compensation.

Store Locations and Comparable Store Sales

The tables below illustrate the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the three months ended March 31, 2020:

	December 31, 2019	Opened	Closed	March 31, 2020
Company-operated retail locations:
Type:
Outlet stores	193	2	1	194
Retail stores	109	1	2	108
Kiosk/store in store	65	1	1	65
Total	367	4	4	367
Operating segment:
Americas	165	1	—	166
Asia Pacific	145	1	—	146
EMEA	57	2	4	55
Total	367	4	4	367

Digital sales, which includes sales through our company-owned website, third party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Three Months Ended March 31,
	2020	2019
Digital sales as a percent of total revenues:
Americas	29.0%	26.1%
Asia Pacific	24.4%	19.0%
EMEA	38.2%	31.8%
Global	30.1%	25.4%

Comparable retail store sales and direct-to-consumer store sales by operating segment were:

	Constant Currency (1)
	Three Months Ended March 31,
	2020	2019
Comparable retail store sales: (2)
Americas	23.3%	12.4%
Asia Pacific	(19.7)%	(0.4)%
EMEA	4.4%	9.3%
Global	7.5%	8.7%

	Constant Currency (1)
	Three Months Ended March 31,
	2020	2019
Direct-to-consumer comparable sales (includes retail and e-commerce): (2)
Americas	18.0%	15.3%
Asia Pacific	(6.1)%	1.9%
EMEA	16.6%	19.2%
Global	10.9%	12.2%
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

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of March 31, 2020 was:

March 31, 2020
(in thousands)
Cash and cash equivalents	$107,038
Available borrowings	145,400

As of March 31, 2020, we had $107.0 million in cash and cash equivalents and up to $145.4 million of remaining borrowing availability under our Facility (as defined below), which was amended in March 2020 to provide additional flexibility and borrowing commitments as we continue to operate in a business landscape impacted by the COVID-19 pandemic. This is discussed in more detail under “Senior Revolving Facility” below. Additionally, we have encountered payment term extension requests and, thus, delays in collections from our customers, and we have recognized bad debt expense of $2.8 million associated with distributor customers in Asia as a result of the COVID-19 pandemic. We have taken several defensive measures to maximize liquidity in response to the COVID-19 pandemic, including reducing expenses, extending payment terms with vendors, reducing inventory levels, and deferring discretionary capital expenditures. We also suspended our share repurchase program.

Based on these actions, we believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months. Additional future financing may be necessary to fund our operations, and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 outbreak. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.

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

Most of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. As of March 31, 2020, we held $51.5 million of our total $107.0 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. None of the $51.5 million held in international locations could potentially be limited by local regulations. If the remaining $51.5 million were to be immediately repatriated to the U.S., no additional U.S. federal income tax expense would be incurred.

Senior Revolving Credit Facility

In July 2019, the Company and certain of our subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders, which provided for a revolving credit facility of $450.0 million. In March 2020, we amended the Credit Agreement to, among other things, increase the total commitments under the Credit Agreement by $50.0 million, resulting in total commitments of $500.0 million, which can be increased by an additional $100.0 million subject to certain conditions (the “Facility”). Borrowings under the Credit Agreement bear interest at a variable rate based on (A) a domestic base rate (defined as the highest of (i) the Federal Funds open rate, plus 0.25%, (ii) the Prime Rate, and (iii) the Daily LIBOR rate, plus 1.00%), plus an applicable margin ranging from 0.25% or 0.875% based on our leverage ratio, or (B) a LIBOR rate, plus an applicable margin ranging from 1.25% to 1.875% based on our leverage ratio. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 until September 30, 2020, (ii) 3.50 to 1.00 from December 31, 2020 to December 31, 2021, and (iii) 3.25 to 1.00 from March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2020, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2020, the total commitments available from the lenders under the Facility were $500.0 million. At March 31, 2020, we had $350.0 million in outstanding borrowings, which are due when the Facility matures in July 2024, and $4.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of March 31, 2020 and December 31, 2019, we had $145.4 million and $240.4 million, respectively, of available borrowing capacity under the Facility, and we have not increased the amount outstanding on the Facility subsequent to March 31, 2020.

Cash Flows

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands)
Cash used in operating activities	$(84,914)	$(63,715)	$(21,199)	33.3%
Cash used in investing activities	(16,167)	(10,328)	(5,839)	(56.5)%
Cash provided by financing activities	103,124	36,875	66,249	(179.7)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,496)	(22)	(3,474)	(15,790.9)%
Net change in cash, cash equivalents, and restricted cash	$(1,453)	$(37,190)	$35,737	(96.1)%

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for noncash items and changes in working capital. Cash used in operating activities increased $21.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, driven by lower net income adjusted for non-cash items of $5.7 million and by net decreases in operating assets and liabilities of $15.5 million. The change in operating assets and liabilities resulted primarily from increased inventories in the current quarter to meet anticipated higher customer demand and annual payouts of variable compensation, offset by decreased receivables associated with lower revenues in the three months ended March 31, 2020.

Investing Activities. The $5.8 million increase in cash used in investing activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily reflects expenditures related to the relocation of our Corporate headquarters in Broomfield, which we expect to complete later this year, continued investment in our U.S. distribution center, and information technology investments.

Financing Activities. Cash provided by financing activities increased by $66.2 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This was primarily driven by borrowings on our Facility of $145.0 million in the current quarter, compared to $95.0 million in first quarter of 2019, and decreased stock repurchases of our common stock of $14.3 million, both of which were in response to the COVID-19 outbreak. In the three months ended March 31, 2019, we also had a final payment of $3.0 million related to the conversion of our Series A Convertible Preferred Stock that did not recur in the current year. These increases were partially offset by an increase in uses of cash in financing activities of $1.1 million.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than borrowings on the Facility, as described above and in Note 7 — Revolving Credit Facilities and Bank Borrowings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2020, other than certain purchase commitments, which are described in Note 13 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

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

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 2 — Recent Accounting Pronouncements in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q. There have been no other significant changes in our critical accounting policies or their application since December 31, 2019.

Recent Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and issued accounting pronouncements that we believe may have an impact on our condensed consolidated financial statements when adopted.

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

As of March 31, 2020, we had $350.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit under our Facility. As of December 31, 2019, we had $205.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit under our Facility.

A hypothetical increase of 1% in the interest rate on these borrowings would have increased interest expense by $0.9 million for the three months ended March 31, 2020.

Foreign Currency Exchange Risk

Changes in exchange rates have a direct effect on our reported U.S. Dollar condensed consolidated financial statements because we translate the operating results and financial position of our international subsidiaries to U.S. Dollars using current period exchange rates. Specifically, we translate the statements of operations of our foreign subsidiaries into the U.S. Dollar reporting currency using exchange rates in effect during each reporting period. As a result, comparisons of reported results between reporting periods may be impacted significantly due to differences in the exchange rates in effect at the time such exchange rates are used to translate the operating results of our international subsidiaries.

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies, excluding the impact on our purchasing power, would have decreased our income before taxes during the three months ended March 31, 2020 by an immaterial amount. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of March 31, 2020, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $143.7 million. The net fair value of these contracts at March 31, 2020 was a liability of $1.0 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 31, 2020, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $0.5 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 15 — Legal Proceedings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

You should carefully consider the factors discussed in Part I - Item 1A. Risk Factors in our Annual Report, which could materially affect our business, financial condition, cash flows, or future results. Except as set forth below, there have been no material changes in our risk factors included in our Annual Report.

The novel coronavirus (COVID-19) pandemic has had, and may continue to have, a material adverse impact on our business, operations, liquidity, financial condition and results of operations.

The COVID-19 pandemic continues to drive global uncertainty and disruption and has spread throughout the geographic regions in which we run our business and where our suppliers, third-party manufacturers, retail stores, wholesale customers and consumers are located. The total impact of the pandemic on us will depend on developments outside of our control, including, among other factors, the duration and spread of the outbreak, actions that may be taken by governmental authorities to contain the outbreak or mitigate its impact, including related restrictions on movement and commercial activities, the economic or other impacts on our wholesale partners, the impact on and recovery time of our supply chain, consequential staffing shortages, manufacturing delays and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets.

Additionally, many of our 367 company-operated stores, our partner stores and wholesale partner stores globally were closed at some point during the first quarter and many have remained closed through late April. At this time, we cannot reasonably estimate the length of time these closures will remain in effect and the inability to sell our products in our retail and wholesale channels has had and will continue to have a material adverse effect on our revenues and results of operation.

We also rely upon the facilities of our third-party manufacturers outside of the U.S. to support our business as well as to export our products throughout the world. As a result of COVID-19 and the measures designed to contain the spread of the virus, our third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our third-party manufacturers’ operations are curtailed, we may need to seek alternate manufacturing sources, which may be unavailable, more expensive or face the same constraints. The duration of any production and supply chain disruption, and related financial impact, if any, cannot be estimated at this time. Should any production and distribution closures continue for an extended period of time, the impact on our global supply chain could have a material adverse effect on our results of operations and cash flows. See “We depend solely on third-party manufacturers located outside the U.S.” in Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The effects of COVID-19 could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:

•the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in consumer confidence and spending, or a further increase in unemployment levels, has resulted, and could continue to result, in consumers having less disposable income and, in turn, decreased sales of our products;
•“shelter in place” and other similar mandated or suggested isolation protocols, which have disrupted, and could continue to disrupt, our retail locations, partner stores and brick-and-mortar retailers via store closures or reduced operating hours and decreased retail traffic;
•difficulty accessing debt and equity on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access capital necessary to operate our business;
•our success in attempting to reduce operating costs and conserve cash;

•our inability to obtain rent and other relief from our landlords with respect to closed retail stores, which may involve litigation or other disruptions;
•the failure of our wholesale customers to whom we extend credit to pay amounts owed to us on time, or at all, particularly if such customers are significantly impacted by COVID-19;
•the risk that even after the pandemic has initially subsided, fear of COVID-19 re-occurrence could cause customers to avoid public places where our stores and those of our wholesale partners are located such as malls and outlets;
•obstacles and delays in re-opening company-owned stores as we may have to hire and train a substantial number of new employees as a result of the temporary furlough of our retail employees in North America and the risk that some of those employees may seek employment elsewhere during the furlough; and
•we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.
The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 - 31, 2020	—	$—	—	$508,626,261
February 1 - 29, 2020	302,897	28.70	302,897	499,938,583
March 1 - 31, 2020	1,255,626	24.26	1,255,626	469,485,862
Total	1,558,523	$25.13	1,558,523	$469,485,862
(1) On February 20, 2018, the Board of Directors approved and authorized a program to repurchase up to $500.0 million of our common stock. On May 5, 2019, the Board approved an increase to the repurchase authorization of up to an additional $500.0 million of our common stock. As of March 31, 2020, approximately $469.5 million remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

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

10.1
First Amendment to Second Amended and Restated Credit Agreement, dated March 26, 2020, among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, the lenders named therein, KeyBank National Association, as syndication agent, and PNC Bank, National Association, as administrative agent.

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

CROCS, INC.

Date: April 23, 2020	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer