Form 10-Q
period 2020-06-30
Crocs, Inc.
filed 2020-07-30
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
13601 Via Varra, Broomfield, Colorado 80020
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

As of July 23, 2020, Crocs, Inc. had 67,462,048 shares of its common stock, par value $0.001 per share, outstanding.

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

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•our expectations regarding the impact of the novel coronavirus disease (“COVID-19”) on our business, financial condition, operating results, capital expenditures, and liquidity;
•our expectations regarding future trends, selling, general and administrative cost savings, expectations, and performance of our business;
•our belief that we have sufficient liquidity to fund our business operations during the next twelve months;
•our expectations about the impact of our strategic plans; and
•our expectations regarding our level of capital expenditures in 2020 and beyond.

Forward-looking statements are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019, and our subsequent filings with the Securities and Exchange Commission, including those described in the section entitled “Risk Factors” under Item 1A in this Quarterly Report on Form 10-Q. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2020

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$331,549	$358,899	$612,709	$654,848
Cost of sales	151,616	169,520	298,614	327,854
Gross profit	179,933	189,379	314,095	326,994
Selling, general and administrative expenses	123,338	141,548	236,688	246,585
Income from operations	56,595	47,831	77,407	80,409
Foreign currency losses, net	(687)	(261)	(918)	(1,478)
Interest income	49	131	146	326
Interest expense	(2,170)	(2,421)	(4,091)	(4,238)
Other income (expense), net	907	(604)	928	(14)
Income before income taxes	54,694	44,676	73,472	75,005
Income tax expense (benefit)	(1,857)	5,478	5,830	11,097
Net income	$56,551	$39,198	$67,642	$63,908
Net income per common share:
Basic	$0.84	$0.55	$1.00	$0.89
Diluted	$0.83	$0.55	$0.99	$0.87
Weighted average common shares outstanding:
Basic	67,416	70,936	67,674	71,967
Diluted	68,038	71,915	68,664	73,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$56,551	$39,198	$67,642	$63,908
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	3,543	992	(7,823)	51
Reclassification of foreign currency translation loss to income (1)	—	—	(164)	—
Total comprehensive income	$60,094	$40,190	$59,655	$63,959
(1) Represents the reclassification of cumulative foreign currency translation adjustment upon liquidation of foreign subsidiaries during the six months ended June 30, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$151,370	$108,253
Accounts receivable, net of allowances of $24,997 and $18,797, respectively	160,279	108,199
Inventories	146,804	172,028
Income taxes receivable	3,809	1,341
Other receivables	10,433	8,711
Restricted cash - current	1,690	1,500
Prepaid expenses and other assets	19,545	25,350
Total current assets	493,930	425,382
Property and equipment, net of accumulated depreciation and amortization of $83,306 and $79,604, respectively	52,136	47,405
Intangible assets, net of accumulated amortization of $90,677 and $82,760, respectively	43,773	47,095
Goodwill	1,581	1,578
Deferred tax assets, net	24,218	24,747
Restricted cash	1,759	2,292
Right-of-use assets	183,490	182,228
Other assets	9,997	8,075
Total assets	$810,884	$738,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,221	$95,754
Accrued expenses and other liabilities	94,233	108,677
Income taxes payable	6,357	4,207
Current operating lease liabilities	49,168	48,585
Total current liabilities	232,979	257,223
Long-term income taxes payable	4,133	4,522
Long-term borrowings	275,000	205,000
Long-term operating lease liabilities	141,887	140,148
Other liabilities	1	4
Total liabilities	654,000	606,897
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5.0 million shares authorized including 1.0 million authorized as Series A Convertible Preferred Stock, none outstanding	—	—
Common stock, par value $0.001 per share, 250.0 million shares authorized, 104.9 million and 104.0 million issued, 67.5 million and 68.2 million outstanding, respectively	105	104
Treasury stock, at cost, 37.5 million and 35.8 million shares, respectively	(587,940)	(546,208)
Additional paid-in capital	502,958	495,903
Retained earnings	308,127	240,485
Accumulated other comprehensive loss	(66,366)	(58,379)
Total stockholders’ equity	156,884	131,905
Total liabilities and stockholders’ equity	$810,884	$738,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	67,375	$105	37,470	$(587,940)	$500,197	$251,576	$(69,909)	$94,029
Share-based compensation	—	—	—	—	1,978	—	—	1,978
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	80	—	—	—	783	—	—	783
Repurchases of common stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	56,551	—	56,551
Other comprehensive income	—	—	—	—	—	—	3,543	3,543
Balance at June 30, 2020	67,455	$105	37,470	$(587,940)	$502,958	$308,127	$(66,366)	$156,884

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	72,009	$104	31,838	$(452,196)	$484,932	$145,698	$(55,593)	$122,945
Share-based compensation	—	—	—	—	3,767	—	—	3,767
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	118	—	—	—	31	—	—	31
Repurchases of common stock	(2,512)	—	2,512	(54,997)	—	—	—	(54,997)
Net income	—	—	—	—	—	39,198	—	39,198
Other comprehensive income	—	—	—	—	—	—	992	992
Balance at June 30, 2019	69,615	$104	34,350	$(507,193)	$488,730	$184,896	$(54,601)	$111,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	68,232	$104	35,796	$(546,208)	$495,903	$240,485	$(58,379)	$131,905
Share-based compensation	—	—	—	—	5,942	—	—	5,942
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	782	1	115	(2,573)	1,113	—	—	(1,459)
Repurchases of common stock	(1,559)	—	1,559	(39,159)	—	—	—	(39,159)
Net income	—	—	—	—	—	67,642	—	67,642
Other comprehensive loss	—	—	—	—	—	—	(7,987)	(7,987)
Balance at June 30, 2020	67,455	$105	37,470	$(587,940)	$502,958	$308,127	$(66,366)	$156,884

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	73,306	$103	29,656	$(397,491)	$481,133	$121,215	$(54,652)	$150,308
Adjustments to beginning retained earnings (1)	—	—	—	—	—	(227)		(227)
Share-based compensation	—	—	—	—	7,401	—	—	7,401
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	954	1	49	(1,227)	196	—	—	(1,030)
Repurchases of common stock	(4,645)	—	4,645	(108,475)	—	—	—	(108,475)
Net income	—	—	—	—	—	63,908	—	63,908
Other comprehensive income	—	—	—	—	—	—	51	51
Balance at June 30, 2019	69,615	$104	34,350	$(507,193)	$488,730	$184,896	$(54,601)	$111,936
(1) The decrease to beginning retained earnings in the six months ended June 30, 2019 is a result of the prior year adoption of new lease accounting standards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$67,642	$63,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,499	11,865
Operating lease cost	30,213	29,679
Inventory donations	8,821	5
Provision for doubtful accounts, net	6,507	988
Share-based compensation	5,942	7,401
Other non-cash items	2,029	(1,627)
Changes in operating assets and liabilities:
Accounts receivable	(62,146)	(73,000)
Inventories	11,240	(9,955)
Prepaid expenses and other assets	1,002	(912)
Accounts payable, accrued expenses and other liabilities	(15,316)	26,548
Operating lease liabilities	(29,166)	(34,732)
Cash provided by operating activities	40,267	20,168
Cash flows from investing activities:
Purchases of property, equipment, and software	(24,328)	(18,722)
Proceeds from disposal of property and equipment	434	260
Other	(116)	—
Cash used in investing activities	(24,010)	(18,462)
Cash flows from financing activities:
Proceeds from bank borrowings	150,000	95,000
Repayments of bank borrowings	(80,000)	—
Dividends—Series A convertible preferred stock (1)	—	(2,985)
Repurchases of common stock	(39,159)	(108,475)
Other	(1,964)	(1,635)
Cash provided by (used in) financing activities	28,877	(18,095)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,360)	410
Net change in cash, cash equivalents, and restricted cash	42,774	(15,979)
Cash, cash equivalents, and restricted cash—beginning of period	112,045	127,530
Cash, cash equivalents, and restricted cash—end of period	$154,819	$111,551
(1) For the six months ended June 30, 2019, represents $3.0 million paid to induce conversion of Series A Convertible Preferred Stock to common stock.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the six months ended June 30, 2020, other than with respect to the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements and the COVID-19-related lease accounting policy election as described in Note 4 — Leases.

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

Certain Blackstone affiliates provide various services to us, including inventory count services, cybersecurity and consulting, and workforce management services. We incurred expenses for services from these affiliates of $0.3 million and $1.0 million for the three and six months ended June 30, 2019, respectively. Expenses related to these services are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of operations.

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

Other Pronouncements

Other new pronouncements issued but not effective until after June 30, 2020 are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued compensation and benefits	$18,689	$42,460
Fulfillment, freight, and duties	17,431	20,110
Professional services	15,321	13,361
Accrued rent and occupancy	5,318	4,682
Return liabilities	9,039	7,090
Sales/use and value added taxes payable	14,845	6,843
Royalties payable and deferred revenue	3,732	3,740
Other	9,858	10,391
Total accrued expenses and other liabilities	$94,233	$108,677

4. LEASES

As a result of the COVID-19 pandemic, we received lease concessions from landlords in the form of rent deferrals and rent abatements in the three months ended June 30, 2020. We chose to implement the policy election provided by the FASB in April 2020 to record rent concessions as if no modifications to leases contracts were made, and thus no changes to the lease obligations were recorded in respect to these concessions. As of June 30, 2020, we had outstanding deferred rent of $4.3 million, the majority of which will be paid by December 31, 2020, and in the three months ended June 30, 2020, we received rent abatements of $1.3 million.

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	June 30, 2020	December 31, 2019
	(in thousands)
Assets:
Right-of-use assets	$183,490	$182,228
Liabilities:
Current operating lease liabilities	$49,168	$48,585
Long-term operating lease liabilities	141,887	140,148
Total operating lease liabilities	$191,055	$188,733

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$15,219	$14,749	$30,213	$29,679
Short-term lease cost	1,337	387	2,662	1,747
Variable lease cost	4,273	4,300	5,773	7,289
Total lease costs	$20,829	$19,436	$38,648	$38,715

Other information related to leases, including supplemental cash flow information, consists of:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash paid for operating leases	$23,587	$33,729
Right-of-use assets obtained in exchange for operating lease liabilities (1)	27,586	190,102
(1) In the six months ended June 30, 2019, we implemented ASC 842, Leases. The previously reported amount includes $176.1 million for operating leases existing on January 1, 2019 and $14.0 million for operating leases that commenced in the six months ended June 30, 2019.

The weighted average remaining lease term and discount rate related to our lease liabilities as of June 30, 2020 were 6.3 years and 4.7%, respectively. As of June 30, 2019, the weighted average remaining lease term and discount rate related to our lease liabilities were 5.5 years and 4.8%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of June 30, 2020
(in thousands)
2020 (remainder of year)	$25,737
2021	51,035
2022	36,554
2023	27,061
2024	17,531
Thereafter	65,996
Total future minimum lease payments	223,914
Less: imputed interest	(32,859)
Total operating lease liabilities	$191,055

Leases That Have Not Yet Commenced

As of June 30, 2020, we had significant obligations for a lease that has not yet commenced related to our new EMEA distribution center. In the fourth quarter of 2019, we entered into a lease for a new distribution center in Dordrecht, the Netherlands, which is expected to replace our existing distribution center in Rotterdam by the end of 2021. The total contractual commitment related to this lease, with payments expected to begin in January 2021 and continuing through December 2030, is approximately €23 million, or $26 million, with expected total capital investments of approximately €20 million, or $23 million, through 2021. Additionally, as of June 30, 2020, we had significant obligations for a lease that has not yet commenced related to the expansion of our Americas distribution center in Dayton, Ohio. The total contractual commitment related to this lease, with payments expected to begin August 2020 and continuing through September 2030, is approximately $26 million, with expected total capital investments of approximately $10 million through 2020.

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within ‘Prepaid expenses and other assets’ at December 31, 2019. We did not have any derivative assets or liabilities recorded at June 30, 2020. The fair values of our derivative instruments were an asset of $0.1 million at December 31, 2019. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of our outstanding borrowings approximate their carrying values at June 30, 2020 and December 31, 2019, based on interest rates currently available to us for similar borrowings and were:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings	$275,000	$275,000	$205,000	$205,000

Non-Financial Assets and Liabilities

Our non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. Impairment expense is reported in ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations. As a result of the COVID-19 pandemic, we evaluated our non-financial assets for potential impairment, concluding that no impairment was needed in the three and six months ended June 30, 2020. Additionally, no impairment expense was recorded in the three or six months ended June 30, 2019.

During the three and six months ended June 30, 2020, we recorded inventory donations of $8.2 million and $9.9 million, respectively, at fair value within ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations. We did not record material inventory donations in the three or six months ended June 30, 2019.

6. DERIVATIVE FINANCIAL INSTRUMENTS

We transact business in various foreign countries and are therefore exposed to foreign currency exchange rate risk that impacts the reported U.S. Dollar amounts of revenues, expenses, and certain foreign currency monetary assets and liabilities. In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward contracts to buy and sell foreign currency. By policy, we do not enter into these contracts for trading purposes or speculation. To maximize liquidity and cash flow during the COVID-19 pandemic, we did not enter into any foreign currency exchange forward contracts in the three months ended June 30, 2020.

Counterparty default risk is considered low because the forward contracts that we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of December 31, 2019.

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

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets were:

	June 30, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$—	$—	$535	$(424)
Netting of counterparty contracts	—	—	(424)	424
Foreign currency forward contract derivatives	$—	$—	$111	$—

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	June 30, 2020		December 31, 2019
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Euro	$—	$—	$46,757	$36
Singapore Dollar	—	—	31,255	344
Japanese Yen	—	—	11,823	63
South Korean Won	—	—	10,328	(82)
British Pound Sterling	—	—	9,155	(104)
Other currencies	—	—	24,969	(146)
Total	$—	$—	$134,287	$111

Latest maturity date	Not applicable		January 2020

Amounts reported in ‘Foreign currency losses, net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Foreign currency transaction gains (losses)	$(327)	$525	$700	$(908)
Foreign currency forward exchange contracts losses	(360)	(786)	(1,618)	(570)
Foreign currency losses, net	$(687)	$(261)	$(918)	$(1,478)

7. REVOLVING CREDIT FACILITIES AND BANK BORROWINGS

Our borrowings were as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Revolving credit facilities	$275,000	$205,000
Less: Current portion of borrowings	—	—
Total long-term borrowings	$275,000	$205,000

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 until September 30, 2020, (ii) 3.50 to 1.00 from December 31, 2020 to December 31, 2021, and (iii) 3.25 to 1.00 from March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2020, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2020, the total commitments available from the lenders under the Facility were $500.0 million. At June 30, 2020, we had $275.0 million in outstanding borrowings, which are due when the Facility matures in July 2024, and $0.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of June 30, 2020 and December 31, 2019, we had $224.4 million and $240.4 million, respectively, of available borrowing capacity under the Facility.

In July 2020, we repaid an additional $50.0 million of our outstanding borrowings under the Facility. Our borrowings may continue to fluctuate as we manage our liquidity needs.

Asia Revolving Credit Facilities

In the three months ended June 30, 2020, we entered into two separate credit agreements in Asia, which provide for revolving credit facilities with China Merchants Bank Company Limited, Shanghai Branch (the "CMBC Facility") and Citibank (China) Company Limited, Shanghai Branch (the "Citibank Facility").

The CMBC Facility provides a revolving credit facility of up to 30.0 million RMB, or $4.2 million at current exchange rates, and matures in May 2021. For RMB loans under the CMBC Facility, interest is determined at the time of borrowing based on variable rates in effect at that time.

The Citibank Facility provides a revolving credit facility of up to an equivalent of $5.0 million and matures in June 2021. For RMB loans under the Citibank Facility, interest is based on a National Interbank Funding Center 1-year prime rate, plus 65 basis points. For USD loans under the Citibank Facility, interest is based on a LIBOR rate, plus 1.5%.

We had no borrowings under our Asia revolving facilities during the six months ended June 30, 2020 and year ended December 31, 2019 or borrowings outstanding at June 30, 2020 and December 31, 2019.

8. COMMON STOCK REPURCHASE PROGRAM

During the three months ended June 30, 2020, to preserve maximum liquidity and flexibility as a result of the COVID-19 pandemic, we did not repurchase shares of our common stock. During the six months ended June 30, 2020, we repurchased 1.6 million shares of our common stock at a cost of $39.2 million, including commissions. During the three and six months ended June 30, 2019, we repurchased 2.5 million and 4.6 million shares of our common stock at a cost of $55.0 million and $108.5 million, including commissions, respectively. As of June 30, 2020, we had remaining authorization to repurchase approximately $469.5 million of our common stock, subject to restrictions under our Credit Agreement.

9. REVENUES

Revenues by reportable operating segment and by channel were:

Second Quarter

	Three Months Ended June 30, 2020
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$67,428	$35,282	$42,166	$16	$144,892
Retail	34,220	21,805	4,187	—	60,212
E-commerce	69,936	36,486	20,023	—	126,445
Total revenues	$171,584	$93,573	$66,376	$16	$331,549

	Three Months Ended June 30, 2019
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$69,957	$63,862	$46,136	$74	$180,029
Retail	65,900	26,865	10,688	—	103,453
E-commerce	34,583	27,697	13,137	—	75,417
Total revenues	$170,440	$118,424	$69,961	$74	$358,899

Full Year to Date

	Six Months Ended June 30, 2020
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$158,233	$80,863	$98,877	$92	$338,065
Retail	68,839	31,991	8,181	—	109,011
E-commerce	92,236	46,179	27,218	—	165,633
Total revenues	$319,308	$159,033	$134,276	$92	$612,709

	Six Months Ended June 30, 2019
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$141,186	$132,812	$110,627	$126	$384,751
Retail	103,976	40,768	16,105	—	160,849
E-commerce	54,404	35,891	18,953	—	109,248
Total revenues	$299,566	$209,471	$145,685	$126	$654,848

We recognized immaterial changes during the three months ended June 30, 2020 and increases of $0.5 million during the six months ended June 30, 2020 to wholesale revenues due to changes in estimates related to products transferred to customers in prior periods. During the three and six months ended June 30, 2019, we recognized increases of $0.1 million to wholesale revenues due to changes in estimates related to products transferred to customers in prior periods. There were no changes to estimates for retail or e-commerce revenues during the three or six months ended June 30, 2020 or 2019.

There were no material changes in contract liabilities or refund liabilities in the three or six months ended June 30, 2020 and 2019.

10. SHARE-BASED COMPENSATION

On June 10, 2020, the Company’s stockholders approved the Crocs, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other stock-based awards. The 2020 Plan replaces the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), and no further awards will be made under the 2015 Plan after the effective date of the 2020 Plan. Additionally, any awards that expire or are forfeited under the 2015 Plan become available for issuance under the 2020 Plan.

Pre-tax share-based compensation expense reported in our condensed consolidated statements of operations was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of sales	$(107)	$92	$39	$180
Selling, general and administrative expenses	2,085	3,675	5,903	7,221
Total share-based compensation expense	$1,978	$3,767	$5,942	$7,401

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except effective tax rate)
Income before income taxes	$54,694	$44,676	$73,472	$75,005
Income tax expense (benefit)	(1,857)	5,478	5,830	11,097
Effective tax rate	(3.4)%	12.3%	7.9%	14.8%

The decrease in the effective tax rate for the three months ended June 30, 2020, compared to the same period in 2019, was driven primarily by the utilization of deferred tax assets which were subject to a valuation allowance, tax expense recorded in profitable jurisdictions, and by operating losses in certain jurisdictions where we have determined that it is not more likely than not to realize the associated tax benefits. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as utilization of deferred tax assets which were subject to a valuation allowance. There were no significant or unusual discrete tax items during the six months ended June 30, 2020. We had unrecognized tax benefits of $4.4 million and $4.6 million at June 30, 2020 and December 31, 2019, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

During the six months ended June 30, 2020, income tax expense decreased $5.3 million compared to the same period in 2019. The effective tax rate for the six months ended June 30, 2020 was 7.9% compared to an effective tax rate of 14.8% for the same period in 2019, a 6.9% decrease. This decrease in the effective tax rate was driven primarily by the utilization of deferred tax assets which were subject to a valuation allowance, tax expense recorded in profitable jurisdictions, and by operating losses in certain jurisdictions where we have determined that it is not more likely than not to realize the associated tax benefits. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as utilization of deferred tax assets which were subject to a valuation allowance.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income by considering both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. As of June 30, 2020, valuation allowances remain in certain jurisdictions where we believe it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current earnings trend, sufficient positive evidence may become available for us to release all or a portion of the valuation allowance within twelve months. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability achieved in future periods. We will continue to assess the realizability of its deferred tax assets.

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2020 and 2019 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerator:
Net income	$56,551	$39,198	$67,642	$63,908
Denominator:
Weighted average common shares outstanding - basic	67,416	70,936	67,674	71,967
Plus: Dilutive effect of stock options and unvested restricted stock units	622	979	990	1,402
Weighted average common shares outstanding - diluted	68,038	71,915	68,664	73,369

Net income per common share:
Basic	$0.84	$0.55	$1.00	$0.89
Diluted	$0.83	$0.55	$0.99	$0.87

For the three and six months ended June 30, 2020, an aggregate of less than 0.1 million options and restricted stock units (“RSUs”) were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three and six months ended June 30, 2019, 0.3 million and 0.2 million options and RSUs, respectively, were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2020, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $130.9 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenues:
Americas	$171,584	$170,440	$319,308	$299,566
Asia Pacific	93,573	118,424	159,033	209,471
EMEA	66,376	69,961	134,276	145,685
Total segment revenues	331,533	358,825	612,617	654,722
Other businesses	16	74	92	126
Total consolidated revenues	$331,549	$358,899	$612,709	$654,848
Income from operations:
Americas	$64,258	$56,945	$110,920	$90,554
Asia Pacific	16,318	28,083	25,742	54,764
EMEA	20,353	22,533	37,998	47,577
Total segment income from operations	100,929	107,561	174,660	192,895
Reconciliation of total segment income from operations to income before income taxes:
Other businesses	(12,065)	(10,133)	(25,988)	(26,470)
Unallocated corporate and other (1)	(32,269)	(49,597)	(71,265)	(86,016)
Income from operations	56,595	47,831	77,407	80,409
Foreign currency losses, net	(687)	(261)	(918)	(1,478)
Interest income	49	131	146	326
Interest expense	(2,170)	(2,421)	(4,091)	(4,238)
Other income (expense), net	907	(604)	928	(14)
Income before income taxes	$54,694	$44,676	$73,472	$75,005

Depreciation and amortization:
Americas	$896	$869	$1,750	$1,778
Asia Pacific	286	208	565	432
EMEA	163	194	339	415
Total segment depreciation and amortization	1,345	1,271	2,654	2,625
Other businesses	1,702	1,058	3,753	2,381
Unallocated corporate and other (1)	3,545	3,400	7,092	6,859
Total consolidated depreciation and amortization	$6,592	$5,729	$13,499	$11,865

(1) Unallocated corporate and other includes corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

15. LEGAL PROCEEDINGS

We were subjected to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, we were notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $2.6 million at current exchange rates, plus interest and penalties, for the period January 2010 through May 2011. We disputed these assessments and asserted defenses to the claims. On February 25, 2015, we received additional assessments totaling 33.3 million BRL, or approximately $6.1 million at current exchange rates, plus interest and penalties, related to the remainder of the audit period. We also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, we received a favorable ruling on our appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have appealed that decision and we challenged the appeal on both the merits and procedure. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable for us and resulted in an approximately 38% reduction in principal, penalties, and interest, leaving approximately $3.8 million at current exchange rates, plus interest and penalties, at risk for those assessments. The tax authorities have appealed that decision, and we filed a response to the tax authorities’ appeal as well as a separate appeal against the unfavorable portion of the ruling. Should the Brazilian Tax Authority prevail in this final administrative appeal, we may challenge the assessments through the court system, which would likely require the posting of a bond. We have not recorded these items within the condensed consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

For all other claims and disputes, as we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of June 30, 2020, we estimated that reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by up to $1.5 million.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•COVID-19 has impacted our business globally, including through store closures or reduced operating hours and decreased retail traffic. Most of the 360 company-operated stores were closed for some period during the second quarter, as well as many partner and wholesale stores. As of June 30, 2020, 98% of our company-operated stores were open. Additional detail on company-operated stores by region is below.
▪Americas. Our company-operated stores closed in mid-March and started to reopen in mid-May. Currently, the majority of our stores in the United States are open.
▪Asia. Outside of China and Korea, most of our company-operated stores were closed for the majority of the quarter.
▪EMEA. Our company-operated stores in Western Europe closed in mid-April and reopened in mid-May, while stores in Russia closed in early April and reopened in early June.
•While many brick-and-mortar stores were closed, Crocs.com and other digital commerce remained open. We saw strong sales in e-commerce as well as strong sell-through in e-tail and wholesale partner sites, as consumers migrated to online shopping. These strong growth rates have recently started to temper, and while digital penetration materially accelerated due to the crisis, we do not yet know if the recent growth in digital sales will continue at the same level.
•To ensure the well-being of our employees and customers, our corporate offices, retail stores, and distribution centers have implemented various elevated safety protocols, in accordance with local guidelines and regulations, including temperature checks, mandatory mask policies, social distancing, access to hand sanitizer, and enhanced cleaning of the facilities. Our corporate offices have also actively managed attendance levels on any given day in accordance with local guidelines and regulations, and many of our corporate employees have continued to successfully conduct business virtually.
•We expect to be cash flow positive for the remainder of 2020, barring any material, unforeseen changes in the pandemic or economic environment. We have continued to manage inventories by constraining incoming supply and focusing on core product, and we have continued working closely with both our customers and vendors to manage accounts receivable and accounts payable. At June 30, 2020, there were $275.0 million of borrowings outstanding on our credit facility after net repayments of $75.0 million during the second quarter. In July 2020, we repaid an additional $50.0 million of our outstanding debt on this facility. We also entered into two separate credit agreements in Asia in the second quarter of 2020, which provide for revolving credit facilities of up to 30.0 million RMB, or $4.2 million, and up to an equivalent of $5.0 million, respectively, but did not draw on either of facility during the second quarter or through July 30, 2020. Our borrowings may continue to fluctuate as we manage our liquidity needs. Finally, our share repurchases have remained temporarily suspended to preserve maximum liquidity and flexibility.

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

Second Quarter 2020 Financial and Operational Highlights

Revenues were $331.5 million for the second quarter of 2020, a 7.6% decrease compared to the second quarter of 2019. The decrease was due to the net effects of: (i) lower unit sales volumes, which decreased revenues by $47.2 million, or 13.2%, driven by the COVID-19 pandemic; (ii) higher average selling prices, driven by reduced promotions, higher pricing, shifts in channel mix, and increased sales of charms per shoe, increased revenues by $25.8 million, or 7.2%; and (iii) unfavorable changes in exchange rates, which decreased revenues by $5.9 million, or 1.6%.

The following were significant developments affecting our businesses and capital structure during the three months ended June 30, 2020:

•During the second quarter of 2020, we opened our new global headquarters in Broomfield, Colorado, less than 20 miles outside of downtown Denver, and entered into a lease, which we expect to commence in the third quarter of 2020, for a new distribution center adjacent to our existing facility in Dayton, Ohio, which will be dedicated to e-commerce fulfillment and will significantly increase our distribution capacity in our Americas segment.
•We sold 16.3 million pairs of shoes worldwide, a decrease from 19.0 million pairs in the second quarter of 2019.
•Global e-commerce revenue increased by 67.7%, with strong performance across all three operating segments.
•Gross margin was 54.3%, an increase of 150 basis points from last year’s second quarter, as a result of product mix, higher prices on certain product, and lower levels of promotions and discounts.
•SG&A was $123.3 million compared to $141.5 million in the second quarter of 2019. As a percent of revenues, SG&A decreased 220 basis points to 37.2% of revenues compared to 39.4% of revenues in the second quarter of 2019, as we reduced expenses during the pandemic. Despite these reductions, second quarter 2020 results included $13.0 million in charges resulting from COVID-19, including donations of inventory of $8.2 million, employee separation costs of $2.4 million, and bad debt expense of $1.7 million.
•Income from operations increased 18.3% to $56.6 million from $47.8 million in last year’s second quarter. Net income was $56.6 million, or $0.83 per diluted share, compared to $39.2 million, or $0.55 per diluted share, in last year’s second quarter.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2020	2019	2020	2019		Q2 2020-2019		YTD 2020-2019
	(in thousands, except per share, margin, and average selling price data)
Revenues	$331,549	$358,899	$612,709	$654,848		(7.6)%		(6.4)%
Cost of sales	151,616	169,520	298,614	327,854		10.6%		8.9%
Gross profit	179,933	189,379	314,095	326,994		(5.0)%		(3.9)%
Selling, general and administrative expenses	123,338	141,548	236,688	246,585		12.9%		4.0%
Income from operations	56,595	47,831	77,407	80,409		18.3%		(3.7)%
Foreign currency losses, net	(687)	(261)	(918)	(1,478)		(163.2)%		37.9%
Interest income	49	131	146	326		(62.6)%		(55.2)%
Interest expense	(2,170)	(2,421)	(4,091)	(4,238)		10.4%		3.5%
Other income (expense), net	907	(604)	928	(14)		250.2%		6,728.6%
Income before income taxes	54,694	44,676	73,472	75,005		22.4%		(2.0)%
Income tax expense (benefit)	(1,857)	5,478	5,830	11,097		133.9%		47.5%
Net income	$56,551	$39,198	$67,642	$63,908		44.3%		5.8%
Net income per common share:
Basic	$0.84	$0.55	$1.00	$0.89		52.7%		12.4%
Diluted	$0.83	$0.55	$0.99	$0.87		50.9%		13.8%

Gross margin (1)	54.3%	52.8%	51.3%	49.9%	150	bp	140	bp
Operating margin (1)	17.1%	13.3%	12.6%	12.3%	380	bp	30	bp
Footwear unit sales	16,269	19,046	33,369	37,478		(14.6)%		(11.0)%
Average footwear selling price - nominal basis	$20.29	$18.39	$18.30	$17.08		10.3%		7.1%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).

Revenues By Channel

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2020	2019	2020	2019	Q2 2020-2019	YTD 2020-2019	Q2 2020-2019	YTD 2020-2019
	(in thousands)
Wholesale:
Americas	$67,428	$69,957	$158,233	$141,186	(3.6)%	12.1%	(2.6)%	13.3%
Asia Pacific	35,282	63,862	80,863	132,812	(44.8)%	(39.1)%	(43.1)%	(37.3)%
EMEA	42,166	46,136	98,877	110,627	(8.6)%	(10.6)%	(5.3)%	(7.6)%
Other businesses	16	74	92	126	(78.4)%	(27.0)%	(78.4)%	(27.0)%
Total wholesale	144,892	180,029	338,065	384,751	(19.5)%	(12.1)%	(17.7)%	(10.2)%
Retail:
Americas	34,220	65,900	68,839	103,976	(48.1)%	(33.8)%	(48.0)%	(33.8)%
Asia Pacific	21,805	26,865	31,991	40,768	(18.8)%	(21.5)%	(15.7)%	(18.5)%
EMEA	4,187	10,688	8,181	16,105	(60.8)%	(49.2)%	(59.5)%	(48.0)%
Total retail	60,212	103,453	109,011	160,849	(41.8)%	(32.2)%	(40.8)%	(31.3)%
E-commerce:
Americas	69,936	34,583	92,236	54,404	102.2%	69.5%	102.6%	69.8%
Asia Pacific	36,486	27,697	46,179	35,891	31.7%	28.7%	34.6%	31.7%
EMEA	20,023	13,137	27,218	18,953	52.4%	43.6%	57.6%	48.1%
Total e-commerce	126,445	75,417	165,633	109,248	67.7%	51.6%	69.8%	53.6%
Total revenues	$331,549	$358,899	$612,709	$654,848	(7.6)%	(6.4)%	(6.0)%	(4.7)%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

The primary drivers of changes in revenue were:

	Three Months Ended June 30, 2020 vs. 2019
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$(47,188)	(13.2)%	$25,752	7.2%	$(5,914)	(1.6)%	$(27,350)	(7.6)%
(1) The change due to price is based on the change in average selling price on a constant currency basis (“ASP”).

	Six Months Ended June 30, 2020 vs. 2019
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$(75,080)	(11.4)%	$44,015	6.7%	$(11,074)	(1.7)%	$(42,139)	(6.4)%
(1) The change due to price is based on the change in ASP.

Revenues. The continued spread and presence of the COVID-19 pandemic in the three months ended June 30, 2020 led to global sales volumes decreases compared to the same period in 2019, as many retail locations, partner stores, and brick-and-mortar retailers remained closed for part of the quarter. Fluctuations in foreign currencies, most prominently in the Korean Won, Chinese Yuan, Euro, and Russian Ruble also contributed to decreased revenues. However, increased ASP contributed to revenue growth as a result of fewer promotions and discounts, higher pricing on certain products, channel mix, and increased sales of charms per shoe. Our continued success in the e-commerce channel, further bolstered by consumer migration to online shopping during the pandemic, also increased revenues with a 67.7% increase in the channel compared to the prior year.

In the six months ended June 30, 2020, revenue decreased as a result of lower volume, attributable to COVID-19, and negative currency changes, primarily in the Korean Won, Euro, Russian Ruble, and Brazilian Real. These decreases were offset in part by increases in ASP, primarily as a result of fewer promotions and discounts, price increases, and increased sales of charms per shoe.

Cost of sales. In the three months ended June 30, 2020, compared to the same period in 2019, cost of sales decreased due to lower volume of $17.8 million, or 10.5%, and negative foreign currency fluctuations of $2.7 million, or 1.6%, across all segments. Global average cost per unit on a constant currency basis (“AUC”) increased cost of sales by $2.6 million, or 1.5%, primarily as a result of an inventory write-off in our Asia Pacific segment in response to COVID-19.

In the six months ended June 30, 2020, compared to the same period in 2019, cost of sales decreased due to lower volume of $32.2 million, or 9.8%, and negative currency changes of $5.4 million, or 1.6%. Higher AUC partially offset these decreases by $8.3 million, or 2.5%, primarily due to higher costs as a result of changes in channel mix, purchasing power related to currency changes in our EMEA segment, and an inventory write-off in our Asia Pacific segment in response to COVID-19.

Gross profit. Gross margin in the three months ended June 30, 2020 was 54.3% compared to 52.8% in the same period in 2019, as a result of product mix, price increases, and fewer promotions and discounts. Gross profit decreased $9.4 million, or 5.0%, due to volume declines of $29.4 million, or 15.5%, and negative currency changes of $3.2 million, or 1.7%. Increases in ASP of $23.2 million, or 12.2%, partially offset these decreases.

Gross margin in the six months ended June 30, 2020 was 51.3% compared to 49.9% in 2019, due to product mix, price increases, and fewer promotions and discounts. Gross profit decreased $12.9 million, or 3.9%, as a result of lower volume of $43.0 million, or 13.1%, negative currency changes of $5.6 million, or 1.7%, while increases in ASP, partially offset by AUC, led to an increase in gross profit of $35.7 million, or 10.9%.

Selling, general and administrative expenses. SG&A decreased $18.2 million, or 12.9%, during the three months ended June 30, 2020 compared to the same period in 2019, primarily as a result of various cost savings measures taken in response to the COVID-19 pandemic. These included a reduction in compensation expense of $17.1 million, as a result of the temporary and permanent elimination of certain corporate and regional roles and a reduction in variable compensation, and a lower investment in marketing of $5.8 million. We also had decreased travel and related costs of $3.0 million as a result of the pandemic, decreased facilities costs of $2.8 million due to savings on variable rent at closed retail locations, and other net decreases in costs of $0.3 million. These decreases were partially offset by inventory donations to frontline healthcare workers and other organizations of $8.2 million and increases in bad debt expense of $2.6 million, primarily due to the impact of COVID-19 on distributors.

SG&A decreased $9.9 million, or 4.0%, during the six months ended June 30, 2020 compared to the same period in 2019, primarily as a result of various cost savings measures taken in response to COVID-19, including a reduction in compensation expense of $19.7 million due to the temporary and permanent elimination of certain roles and reduced variable compensation. We also had decreased facilities costs of $3.5 million, in part due to variable rent at closed retail stores, and decreased travel and related costs of $3.4 million, as a result of the pandemic. Partially offsetting these decreases were increases due to inventory donations of $9.9 million, bad debt expense of $5.5 million due to COVID-19 impacts on certain global distributors, and increases in other net costs of $1.3 million.

Foreign currency losses, net. Foreign currency losses, net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended June 30, 2020, we recognized realized and unrealized net foreign currency losses of $0.7 million, compared to losses of $0.3 million during the three months ended June 30, 2019. During the six months ended June 30, 2020, we recognized realized and unrealized net foreign currency losses of $0.9 million, compared to losses of $1.5 million during the six months ended June 30, 2019.

Income tax expense. During the three months ended June 30, 2020, income tax expense decreased $7.3 million compared to the same period in 2019. The effective tax rate for the three months ended June 30, 2020 was (3.4)% compared to an effective tax rate of 12.3% for the same period in 2019, a 15.7% decrease. The decrease in the effective rate was driven primarily by the utilization of deferred tax assets which were subject to a valuation allowance, tax expense recorded in profitable jurisdictions, and by operating losses in certain jurisdictions where we had determined that it is not more likely than not to realize the associated tax benefits. Our effective income tax rate, for each period presented, also differs from the federal U.S statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as utilization of deferred tax assets which were subject to a valuation allowance.

During the six months ended June 30, 2020, income tax expense decreased $5.3 million compared to the same period in 2019. The effective tax rate for the six months ended June 30, 2020 was 7.9% compared to an effective tax rate of 14.8% for the same period in 2019, a 6.9% decrease. This decrease in the effective rate was driven primarily by the utilization of deferred tax assets which were subject to a valuation allowance, tax expense recorded in profitable jurisdictions, and by operating losses in certain jurisdictions where we had determined that it is not more likely than not to realize the associated tax benefits. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as utilization of deferred tax assets which were subject to a valuation allowance.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2020	2019	2020	2019	Q2 2020-2019	YTD 2020-2019	Q2 2020-2019	YTD 2020-2019
	(in thousands)
Revenues:
Americas	$171,584	$170,440	$319,308	$299,566	0.7%	6.6%	1.2%	7.2%
Asia Pacific	93,573	118,424	159,033	209,471	(21.0)%	(24.1)%	(18.7)%	(21.8)%
EMEA	66,376	69,961	134,276	145,685	(5.1)%	(7.8)%	(1.8)%	(4.8)%
Total segment revenues	331,533	358,825	612,617	654,722	(7.6)%	(6.4)%	(6.0)%	(4.7)%
Other businesses	16	74	92	126	(78.4)%	(27.0)%	(78.4)%	(27.0)%
Total consolidated revenues	$331,549	$358,899	$612,709	$654,848	(7.6)%	(6.4)%	(6.0)%	(4.7)%

Income from operations:
Americas	$64,258	$56,945	$110,920	$90,554	12.8%	22.5%	12.7%	22.7%
Asia Pacific	16,318	28,083	25,742	54,764	(41.9)%	(53.0)%	(40.2)%	(51.8)%
EMEA	20,353	22,533	37,998	47,577	(9.7)%	(20.1)%	(6.2)%	(17.1)%
Total segment income from operations	100,929	107,561	174,660	192,895	(6.2)%	(9.5)%	(5.1)%	(8.3)%
Other businesses	(12,065)	(10,133)	(25,988)	(26,470)	(19.1)%	1.8%	(18.1)%	2.2%
Unallocated corporate and other (2)	(32,269)	(49,597)	(71,265)	(86,016)	34.9%	17.1%	34.8%	16.9%
Total consolidated income from operations	$56,595	$47,831	$77,407	$80,409	18.3%	(3.7)%	20.8%	(1.1)%
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

The primary drivers of changes in revenues by operating segment were:

	Three Months Ended June 30, 2020 vs. 2019
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Americas	$(22,855)	(13.4)%	$24,874	14.6%	$(875)	(0.5)%	$1,144	0.7%
Asia Pacific	(21,877)	(18.5)%	(268)	(0.2)%	(2,706)	(2.3)%	(24,851)	(21.0)%
EMEA	(2,398)	(3.4)%	1,146	1.6%	(2,333)	(3.3)%	(3,585)	(5.1)%
Total segment revenues	$(47,130)	(13.1)%	$25,752	7.2%	$(5,914)	(1.7)%	$(27,292)	(7.6)%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

	Six Months Ended June 30, 2020 vs. 2019
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Americas	$(20,295)	(6.8)%	$41,989	14.0%	$(1,952)	(0.6)%	$19,742	6.6%
Asia Pacific	(43,862)	(21.0)%	(1,871)	(0.9)%	(4,705)	(2.2)%	(50,438)	(24.1)%
EMEA	(10,889)	(7.5)%	3,897	2.7%	(4,417)	(3.0)%	(11,409)	(7.8)%
Total segment revenues	$(75,046)	(11.4)%	$44,015	6.7%	$(11,074)	(1.7)%	$(42,105)	(6.4)%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

Americas Operating Segment

Revenues. The increase in Americas revenues in the three months ended June 30, 2020, compared to the same period in 2019, was primarily due to increased ASP in all channels, particularly as a result of less promotional activity, product mix, increased prices, and increased sales of charms per shoe, offset in part by decreased volume. Volume was down 53.8% in our retail channel, as our stores were closed for roughly half of the quarter as a result of the COVID-19 pandemic. Wholesale volume was down 14.3%, primarily driven by the closure of brick-and-mortar stores in South America as a result of COVID-19, offset in part by positive e-tailer growth. Increased e-commerce channel volume led to a 65.4% increase as our “A Free Pair for Healthcare” donation program drove online traffic and as customers continue to migrate shopping habits to digital commerce during the pandemic.

The increase in Americas revenues in the six months ended June 30, 2020, compared to the same period in 2019, was largely due to increased ASP from product mix, price increases, less promotional activity, and increased sales of charms per shoe, and increased volume in our e-commerce channel, offset in part by decreased volumes in our retail and wholesale channels and negative currency changes, primarily in the Brazilian Real.

Income from Operations. Income from operations for our Americas segment was $64.3 million for the three months ended June 30, 2020, an increase of $7.3 million, or 12.8%, compared to the same period in 2019. Gross profit increased $10.3 million, or 10.7%, in part due to an increase in ASP of $28.8 million, or 30.0%, due to less promotional activity, product mix, and increased prices, partially offset by an increase in distribution and logistics costs. Decreased volume of $18.2 million, or 19.0%, and negative currency changes of $0.3 million, or 0.3%, partially offset the increase in gross profit. The change in gross profit in our Americas segment is somewhat offset by higher unallocated distribution costs within ‘Other Businesses.’

SG&A for our Americas segment increased $3.0 million, or 7.6%, during the three months ended June 30, 2020 compared to the same period in 2019. This was primarily due to inventory donations to frontline healthcare workers associated with COVID-19 of $7.8 million, an increase in bad debt expense of $2.1 million, primarily due to the impact of COVID-19 on our distributors, and an increase of $2.7 million in marketing and information technology costs, primarily as a result of variable costs associated with the increase of revenues in our e-commerce channel. These increases were partially offset by a $7.1 million decrease in compensation expense, largely due to the temporary and permanent elimination of certain roles in response to COVID-19, and a $2.5 million decrease in other net costs.

Income from operations for our Americas segment was $110.9 million for the six months ended June 30, 2020, an increase of $20.4 million, or 22.5%, compared to the same period in 2019. Gross profit increased $25.6 million, or 15.7%, primarily due to increased ASP of $45.7 million, or 28.0%, due to less promotional activity, product mix, and increased prices, partially offset by an increase in distributions and logistics costs. Lower sales volumes of $19.4 million, or 11.9%, and a $0.7 million, or 0.4%, decrease as a result of negative currency changes somewhat offset the gross profit increase. The change in gross profit in our Americas segment is somewhat offset by higher unallocated distribution costs within ‘Other Businesses.’

SG&A for our Americas segment increased $5.2 million, or 7.2%, during the six months ended June 30, 2020 compared to the same period in 2019. This was primarily due to $8.3 million of inventory donations associated with COVID-19, an increase of $3.8 million in marketing and information technology costs, primarily as a result of variable costs associated with the increase of revenues in our e-commerce channel, and a $2.5 million increase in bad debt expense, primarily due to the impact of COVID-19 on our distributors. These increases were offset by a $6.5 million reduction in compensation expense, primarily due to the temporary and permanent elimination of certain roles in response to COVID-19, and other net cost reductions of $2.9 million.

Asia Pacific Operating Segment

Revenues. Asia Pacific revenues decreased in the three months ended June 30, 2020, compared to the same period in 2019. Sales volumes decreased as a result of the pandemic-related closure of partner and company-owned retail stores, which remained closed for the majority of the quarter. We also experienced a significant decline in our distributor markets, which are heavily reliant on tourism. Wholesale volume was down 48.8% and retail volume was down 21.0%. ASP decreased slightly, primarily due to lower e-commerce ASP as a result of increased promotional sales, mostly offset by increased sales of charms per shoe. These declines were offset in part by continued increases in e-commerce volume of 54.0% for the quarter due to an increase in online traffic as a result of the pandemic. The decrease was also driven by negative currency changes, primarily in the Korean Won and Chinese Yuan.

Asia Pacific revenues decreased in the six months ended June 30, 2020, compared to the same period in 2019, due to lower volumes in our wholesale channel of 39.6% and our retail channel of 22.2%, partially offset by higher volume in our e-commerce channel of 49.7%. Wholesale and retail volumes declined due to the pandemic-related closure of partner and company-owned retail stores, which remained closed for the majority of the second quarter outside of China and Korea, while e-commerce volume increased as a result of consumer shift to digital commerce during the pandemic. ASP decreased, primarily due to lower e-commerce ASP as a result of increased promotional sales, partially offset by increased sales of charms per shoe. Negative currency impacts also contributed to the decline in revenues.

Income from Operations. Income from operations for the Asia Pacific segment was $16.3 million for the three months ended June 30, 2020, a decrease of $11.8 million, or 41.9%, compared to the same period in 2019. Gross profit decreased by $14.7 million, or 22.7%, as a result of lower volumes of $7.5 million, or 11.7%, primarily in our wholesale and retail channels, partially offset by higher volume in e-commerce. Higher AUC as a result of higher distribution costs in Japan, higher freight rates in Japan and Korea, and an inventory write-off of $2.4 million as a result of the impact of COVID-19 contributed to a gross profit decrease of $5.6 million, or 8.6%, while currency continued to negatively impact gross margin by $1.6 million, or 2.4%.

SG&A for our Asia Pacific segment decreased $2.9 million, or 7.8%, during the three months ended June 30, 2020 compared to the same period in 2019, due to a $1.7 million decrease in facilities expense, primarily related to savings on variable rent at closed retail locations, a $1.0 million reduction in compensation expense due to the temporary and permanent elimination of certain roles in response to COVID-19, and other decreases in net costs of $0.2 million.

Income from operations for the Asia Pacific segment was $25.7 million for the six months ended June 30, 2020, a decrease of $29.0 million, or 53.0%, compared to the same period in 2019. Gross profit decreased by $29.0 million, or 26.0%, in part due to lower volume of $18.1 million, or 16.2%, as a result of store closures during the pandemic, and by $8.4 million, or 7.6%, due to higher AUC, partially offset by ASP, as a result of higher distribution and logistics costs, primarily in the second quarter of 2020 and an inventory write-off of $2.4 million as a result of the impact of COVID-19. Negative currency impacts decreased gross profit by $2.5 million, or 2.2%. The change in gross profit in our Asia Pacific segment is somewhat offset by decreased unallocated distribution costs within ‘Other Businesses.’

SG&A for our Asia Pacific segment was mostly flat in the six months ended June 30, 2020 compared to the same period in 2019. The increase in costs in the first quarter of 2020 were offset by the reduction in costs in the second quarter of 2020.

EMEA Operating Segment

Revenues. Revenues decreased in our EMEA segment in the three months ended June 30, 2020, compared to the same period in 2019, in part due to lower sales volumes of 67.1% in our retail channel, particularly in Russia where stores were closed until June as a result of the pandemic, and negative currency impacts, primarily in the Euro and Russian Ruble. These decreases were partially offset by increases of 48.6% in e-commerce volume, as customers continue to migrate shopping habits to digital commerce during the pandemic, and in ASP as a result of changes in product mix and fewer promotions and discounts.

During the six months ended June 30, 2020, EMEA revenues decreased compared to the same period in 2019 due to lower retail and wholesale sales volumes of 51.9% and 8.7%, respectively, partially offset by higher e-commerce volume of 37.2%. These decreases were driven by store closures during the pandemic, while e-commerce volume continued to increase due to continued customer migration to the channel. An increase in ASP resulted primarily from changes in product mix and fewer promotions and discounts. Currency negatively impacted revenues as a result of fluctuations in the Euro and Ruble.

Income from Operations. Income from operations for the EMEA segment was $20.4 million for the three months ended June 30, 2020, a decrease of $2.2 million, or 9.7%, compared to the same period in 2019. Gross profit decreased $3.8 million, or 10.4%, due to lower sales volumes of $2.6 million, or 7.0%, and negative currency impacts of $1.2 million, or 3.3%. The change in gross profit in our EMEA segment is mostly offset by decreased unallocated distribution costs within ‘Other Businesses.’

SG&A for our EMEA segment decreased $1.6 million, or 11.6%, during the three months ended June 30, 2020, compared to the same period in 2019. This was primarily due to a $1.0 million reduction in compensation expense and a $0.7 million reduction in facilities expense due to savings on variable rent at closed retail locations, partially offset by increases in other net costs of $0.1 million.

Income from operations for the EMEA segment was $38.0 million for the six months ended June 30, 2020, a decrease of $9.6 million, or 20.1%, compared to the same period in 2019. Gross profit decreased $10.6 million, or 14.3%, due to lower sales volumes of $6.7 million, or 9.1%, negative currency impacts of $2.2 million, or 3.0%, and higher AUC, partially offset by higher ASP of $1.7 million, or 2.2%, as a result of purchasing power from currency changes, primarily in the first quarter of 2020. The change in gross profit in our EMEA segment is somewhat offset by decreased unallocated distribution costs within ‘Other Businesses.’

SG&A for our EMEA segment decreased $1.0 million, or 3.8%, during the six months ended June 30, 2020, compared to the same period in 2019, primarily due to a $1.2 million reduction in compensation expense, offset in part by increases in other net costs of $0.2 million.

Other Businesses and Unallocated Corporate

During the three months ended June 30, 2020, total net costs within ‘Other Businesses’ and ‘Unallocated Corporate and Other’ decreased $15.4 million compared to the same period in 2019. This decrease was primarily as a result of various defensive measures taken in response to COVID-19, including a decrease in compensation expense of $8.1 million from the temporary and permanent elimination of certain roles and reduced variable compensation, as well as a lower investment in marketing of $7.3 million and other net cost decreases of $1.2 million. There were also net higher supply chain costs of $1.2 million, primarily as a result of higher unallocated distribution costs between ‘Other Businesses’ and the regions, offset in part by costs in 2019, that did not recur in 2020, when we opened our U.S. distribution center.

During the six months ended June 30, 2020, total net costs within ‘Other Businesses’ and ‘Unallocated Corporate and Other’ decreased $15.2 million compared to the same period in 2019. This decrease was primarily as a result of various defensive measures taken in response to COVID-19, including a decrease in compensation expense of $10.9 million due to the temporary and permanent elimination of certain roles and a reduction in variable compensation, as well as a lower investment in marketing of $4.5 million. There were also net lower supply chain costs of $1.1 million, primarily as a result of costs in 2019, that did not recur in 2020, when we opened our U.S. distribution center, offset in part by higher unallocated distribution costs between ‘Other Businesses’ and the regions. Other net cost increases of $1.3 million partially offset these decreases.

Store Locations and Comparable Store Sales

The tables below illustrate the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the three and six months ended June 30, 2020:

	March 31, 2020	Opened	Closed	June 30, 2020
Company-operated retail locations:
Type:
Outlet stores	194	3	6	191
Retail stores	108	2	6	104
Kiosk/store in store	65	—	—	65
Total	367	5	12	360
Operating segment:
Americas	166	1	2	165
Asia Pacific	146	4	8	142
EMEA	55	—	2	53
Total	367	5	12	360

	December 31, 2019	Opened	Closed/Transferred	June 30, 2020
Type:
Outlet stores	193	5	7	191
Retail stores	109	3	8	104
Kiosk/store-in-store	65	1	1	65
Total	367	9	16	360
Operating segment:
Americas	165	2	2	165
Asia Pacific	145	5	8	142
EMEA	57	2	6	53
Total	367	9	16	360

Digital sales, which includes sales through our company-owned website, third party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Digital sales as a percent of total revenues:
Americas	58.4%	30.7%	44.8%	28.7%
Asia Pacific	46.6%	30.9%	37.5%	25.7%
EMEA	63.4%	40.3%	50.7%	35.9%
Global	56.1%	32.6%	44.2%	29.4%

Comparable retail store sales and direct-to-consumer store sales by operating segment are shown below. Consistent with our definition of comparable store sales described in a footnote to the below tables, these results include 94 comparable stores in April, 110 comparable stores in May, and 247 comparable stores in June.

	Constant Currency (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Comparable retail store sales: (2)
Americas	18.2%	17.6%	21.0%	15.6%
Asia Pacific	8.5%	0.7%	(2.8)%	0.3%
EMEA	(14.0)%	8.2%	(6.5)%	8.6%
Global	10.5%	11.8%	9.0%	10.6%

	Constant Currency (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Direct-to-consumer comparable sales (includes retail and e-commerce): (2)
Americas	74.9%	20.8%	49.9%	18.7%
Asia Pacific	22.7%	3.5%	13.9%	3.0%
EMEA	40.6%	14.5%	32.7%	16.0%
Global	49.1%	14.2%	34.7%	13.5%
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

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of June 30, 2020 was:

June 30, 2020
(in thousands)
Cash and cash equivalents	$151,370
Available borrowings	224,400

As of June 30, 2020, we had $151.4 million in cash and cash equivalents and up to $224.4 million of remaining borrowing availability under our Facility (as defined below), which was amended in March 2020 to provide additional flexibility and borrowing commitments as we continue to operate in a business landscape impacted by the COVID-19 pandemic. We also entered into two revolving credit facility agreements in Asia during the three months ended June 30, 2020, which are discussed in more detail under “Asia Revolving Credit Facilities” below. We have continued to take other defensive measures to maximize liquidity in response to COVID-19, including reducing expenses, primarily through the temporary and permanent elimination of certain corporate and regional roles and a reduced investment in marketing, extending payment terms with vendors, managing inventory levels by constraining incoming supply and focusing on core product, deferring discretionary capital expenditures, and suspending our share repurchase and foreign currency exchange derivative programs. Additionally, through June 30, 2020, we received rent concessions from landlords of $5.6 million, the majority of which are expected to be paid back by the end of 2020. We have also encountered payment term extension requests and, thus, delays in collections from our customers, and we have recognized bad debt write-offs of $1.7 million and $4.5 million in the three and six months ended June 30, 2020, respectively, associated with global distributors as a result of the COVID-19 pandemic.

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

Repatriation of Cash

As a global business, we have cash balances in various countries, and amounts are denominated in various currencies. Fluctuations in foreign currency exchange rates impact our results of operations and cash positions. Future fluctuations in foreign currencies may have a material impact on our cash flows and capital resources. Cash balances held in foreign countries may have additional restrictions and covenants associated with them which could adversely impact our liquidity and our ability to timely access and transfer cash balances between entities.

All of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. As of June 30, 2020, we held $107.1 million of our total $151.4 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. None of the $107.1 million held in international locations is limited by local regulations. If the remaining $107.1 million were to be immediately repatriated to the U.S., no additional U.S. federal income tax expense would be incurred.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 until September 30, 2020, (ii) 3.50 to 1.00 from December 31, 2020 to December 31, 2021, and (iii) 3.25 to 1.00 from March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2020, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2020, the total commitments available from the lenders under the Facility were $500.0 million. At June 30, 2020, we had $275.0 million in outstanding borrowings, which are due when the Facility matures in July 2024, and $0.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of June 30, 2020 and December 31, 2019, we had $224.4 million and $240.4 million, respectively, of available borrowing capacity under the Facility, and we have repaid an additional $50.0 million of our outstanding borrowings under the Facility subsequent to June 30, 2020. Our borrowings may continue to fluctuate as we manage our liquidity needs.

Asia Revolving Credit Facilities

In the three months ended June 30, 2020, we entered into two separate credit agreements in Asia, which provide for revolving credit facilities with China Merchants Bank Company Limited, Shanghai Branch (the "CMBC Facility") and Citibank (China) Company Limited, Shanghai Branch (the "Citibank Facility").

The CMBC Facility provides a revolving credit facility of up to 30.0 million RMB, or $4.2 million at current exchange rates, and matures in May 2021. For RMB loans under the CMBC Facility, interest is determined at the time of borrowing based on variable rates in effect at that time.

The Citibank Facility provides a revolving credit facility of up to an equivalent of $5.0 million and matures in June 2021. For RMB loans under the Citibank Facility, interest is based on a National Interbank Funding Center 1-year prime rate, plus 65 basis points. For USD loans under the Citibank Facility, interest is based on a LIBOR rate, plus 1.5%.

We had no borrowings under our Asia revolving facilities during the six months ended June 30, 2020 and year ended December 31, 2019 or borrowings outstanding at June 30, 2020 and December 31, 2019.

Cash Flows

	Six Months Ended June 30,		$ Change	% Change
	2020	2019	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$40,267	$20,168	$20,099	99.7%
Cash used in investing activities	(24,010)	(18,462)	(5,548)	(30.1)%
Cash provided by (used in) financing activities	28,877	(18,095)	46,972	259.6%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,360)	410	(2,770)	(675.6)%
Net change in cash, cash equivalents, and restricted cash	$42,774	$(15,979)	$58,753	367.7%

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities increased $20.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, driven by higher net income, adjusted for non-cash items, of $22.4 million and by net decreases in operating assets and liabilities of $2.3 million. The change in operating assets and liabilities resulted primarily from decreased accounts payable, offset in part by decreased inventories, resulting from tightened inventory management as a result of COVID-19. Additionally, accrued expenses decreased as a result of annual payouts of variable compensation related to our performance in 2019. The change in operating assets and liabilities was further offset by decreased accounts receivable associated with lower revenues in the six months ended June 30, 2020, compared to the same period in 2019.

Investing Activities. The $5.5 million increase in cash used in investing activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily reflects expenditures related to the relocation of our Corporate headquarters in Broomfield and continued investment in our U.S. distribution center.

Financing Activities. Cash provided by financing activities increased by $47.0 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily driven by the decrease in repurchases of our common stock of $69.3 million, as part of our response to the COVID-19 outbreak, and a final payment of $3.0 million in 2019 related to the conversion of our Series A Convertible Preferred Stock that did not recur in the current year. Partially offsetting increases in cash provided by financing activities was a $25.0 million decrease in borrowings, net of repayments, on our Facility.

Contractual Obligations

In the three months ended June 30, 2020, we entered into a lease that has not yet commenced related to the expansion of our U.S. distribution center in Dayton, Ohio. The total contractual commitment related to this lease, with payments expected to begin August 2020 and continuing through September 2030, is approximately $26.2 million, as described in Note 4 — Leases in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

There have been no other significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than borrowings on the Facility, as described above and in Note 7 — Revolving Credit Facilities and Bank Borrowings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2020, other than certain purchase commitments, which are described in Note 13 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

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

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2 — Recent Accounting Pronouncements in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q. There have been no other significant changes in our critical accounting policies or their application since December 31, 2019.

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

As of June 30, 2020, we had $275.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under our Facility. As of December 31, 2019, we had $205.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit under our Facility.

A hypothetical increase of 1% in the interest rate on these borrowings would have increased interest expense by $0.7 million and $1.6 million for the three and six months ended June 30, 2020, respectively.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies, excluding the impact on our purchasing power, would have decreased our income before taxes during the three and six months ended June 30, 2020 by $0.4 million and $0.5 million, respectively. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

We may enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. To maximize liquidity and cash flow during the COVID-19 pandemic, we did not enter into any foreign currency exchange forward contracts in the three months ended June 30, 2020.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic continues to drive global uncertainty and disruption and has spread throughout the geographic regions in which we run our business and where our suppliers, third-party manufacturers, retail stores, wholesale customers, and consumers are located. The pandemic had a material impact on our retail and wholesale channel revenues in the first half of 2020, and the total impact of the pandemic on us will depend on developments outside of our control, including, among other factors, the duration and spread of the outbreak, actions that may be taken by governmental authorities to contain the outbreak or mitigate its impact, including related restrictions on movement and commercial activities, the economic or other impacts on our wholesale partners, the impact on and recovery time of our supply chain, consequential staffing shortages, manufacturing delays and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets.

Additionally, many of our 360 company-operated stores, our partner stores, and wholesale partner stores globally were closed during much of the second quarter. While most of our company-operated stores were reopened by June 30, 2020, some may close again upon additional COVID-19 outbreaks. At this time, we cannot reasonably estimate the length of time the remaining or future closures will remain in effect, if further closures will occur, or if consumers will return to purchasing our products at historical levels in retail locations, and the inability to sell our products in our retail or wholesale channels has had and will continue to have a material adverse effect on our revenues and results of operations.

We also rely upon the facilities of our third-party manufacturers outside of the U.S. to support our business as well as to export our products throughout the world. As a result of COVID-19 and the measures designed to contain the spread of the virus, our third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications, which may negatively impact our ability to manage inventories. If our third-party manufacturers’ operations are curtailed, we may need to seek alternate manufacturing sources, which may be unavailable, more expensive, or face the same constraints. The duration of any production and supply chain disruption, and related financial impact, if any, cannot be estimated at this time. Should any production and distribution closures continue for an extended period of time, the impact on our global supply chain could have a material adverse effect on our results of operations and cash flows. See “We depend solely on third-party manufacturers located outside the U.S.” in Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
•“shelter in place” and other similar mandated or suggested isolation protocols, which have disrupted, and could continue to disrupt, our retail locations, partner stores, and brick-and-mortar retailers via store closures or reduced operating hours and decreased retail traffic;
•difficulty accessing debt and equity on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our ability to access capital necessary to operate our business;

•our success in attempting to reduce operating costs and conserve cash;
•our inability to obtain additional rent and other relief from our landlords if retail stores close in response to another outbreak, which may involve litigation or other disruptions;
•the failure of our wholesale customers, to whom we extend credit to pay amounts owed to us on time, or at all, particularly if such customers are significantly impacted by COVID-19;
•the risk that even after the pandemic has initially subsided, fear of COVID-19 re-occurrence could cause customers to avoid public places where our stores and those of our wholesale partners are located such as malls and outlets;
•the risk that the increase in digital commerce sales, which have recently started to temper, does not continue;
•we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.
The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our business, operations, liquidity, financial condition, and results of operations remain uncertain at this time.

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

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006).

10.1*	Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Crocs Inc.’s Current Report on Form 8-K, filed on June 11, 2020).

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
* Compensatory plan or arrangement.
†     Filed herewith.
+     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: July 30, 2020	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer