Form 10-Q
period 2020-09-30
Crocs, Inc.
filed 2020-10-27
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 20, 2020, Crocs, Inc. had 67,497,289 shares of its common stock, par value $0.001 per share, outstanding.

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

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding:

•our expectations regarding the impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, operating results, capital expenditures, and liquidity;
•our expectations regarding future trends, selling, general and administrative cost savings, expectations, and performance of our business;
•our belief that we have sufficient liquidity to fund our business operations during the next twelve months; and
•our expectations about the impact of our strategic plans.

Forward-looking statements are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019, and our subsequent filings with the Securities and Exchange Commission, including those described in the section entitled “Risk Factors” under Item 1A in this report. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2020

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$361,736	$312,766	$974,445	$967,614
Cost of sales	154,967	148,942	453,581	476,796
Gross profit	206,769	163,824	520,864	490,818
Selling, general and administrative expenses	134,683	123,940	371,371	370,525
Income from operations	72,086	39,884	149,493	120,293
Foreign currency gains (losses), net	(516)	585	(1,434)	(893)
Interest income	43	167	189	493
Interest expense	(1,502)	(2,505)	(5,593)	(6,743)
Other income (expense), net	(27)	(34)	901	(48)
Income before income taxes	70,084	38,097	143,556	113,102
Income tax expense	8,195	2,421	14,025	13,518
Net income	$61,889	$35,676	$129,531	$99,584
Net income per common share:
Basic	$0.92	$0.52	$1.92	$1.40
Diluted	$0.91	$0.51	$1.89	$1.38
Weighted average common shares outstanding:
Basic	67,473	69,097	67,606	71,003
Diluted	68,385	70,176	68,608	72,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$61,889	$35,676	$129,531	$99,584
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	4,160	(8,730)	(3,663)	(8,679)
Reclassification of foreign currency translation loss to income (1)	—	—	(164)	—
Total comprehensive income	$66,049	$26,946	$125,704	$90,905
(1) Represents the reclassification of cumulative foreign currency translation adjustment upon liquidation of foreign subsidiaries during the nine months ended September 30, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$123,562	$108,253
Accounts receivable, net of allowances of $21,206 and $18,797, respectively	139,474	108,199
Inventories	174,119	172,028
Income taxes receivable	8,426	1,341
Other receivables	9,593	8,711
Restricted cash - current	1,565	1,500
Prepaid expenses and other assets	15,570	25,350
Total current assets	472,309	425,382
Property and equipment, net of accumulated depreciation and amortization of $86,252 and $79,604, respectively	56,321	47,405
Intangible assets, net of accumulated amortization of $94,627 and $82,760, respectively	40,147	47,095
Goodwill	1,649	1,578
Deferred tax assets, net	23,273	24,747
Restricted cash	1,810	2,292
Right-of-use assets	197,402	182,228
Other assets	9,134	8,075
Total assets	$802,045	$738,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,108	$95,754
Accrued expenses and other liabilities	100,294	108,677
Income taxes payable	9,467	4,207
Current operating lease liabilities	49,741	48,585
Total current liabilities	278,610	257,223
Long-term income taxes payable	5,098	4,522
Long-term borrowings	135,000	205,000
Long-term operating lease liabilities	155,349	140,148
Other liabilities	1	4
Total liabilities	574,058	606,897
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5.0 million shares authorized including 1.0 million authorized as Series A Convertible Preferred Stock, none outstanding	—	—
Common stock, par value $0.001 per share, 250.0 million shares authorized, 105.0 million and 104.0 million issued, 67.5 million and 68.2 million outstanding, respectively	105	104
Treasury stock, at cost, 37.5 million and 35.8 million shares, respectively	(587,983)	(546,208)
Additional paid-in capital	508,055	495,903
Retained earnings	370,016	240,485
Accumulated other comprehensive loss	(62,206)	(58,379)
Total stockholders’ equity	227,987	131,905
Total liabilities and stockholders’ equity	$802,045	$738,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	67,455	$105	37,470	$(587,940)	$502,958	$308,127	$(66,366)	$156,884
Share-based compensation	—	—	—	—	4,867	—	—	4,867
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	35	—	1	(43)	230	—	—	187
Repurchases of common stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	61,889	—	61,889
Other comprehensive income	—	—	—	—	—	—	4,160	4,160
Balance at September 30, 2020	67,490	$105	37,471	$(587,983)	$508,055	$370,016	$(62,206)	$227,987

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	69,615	$104	34,350	$(507,193)	$488,730	$184,896	$(54,601)	$111,936
Share-based compensation	—	—	—	—	3,619	—	—	3,619
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	30	—	1	(27)	50	—	—	23
Repurchases of common stock	(1,042)	—	1,042	(25,000)	—	—	—	(25,000)
Net income	—	—	—	—	—	35,676	—	35,676
Other comprehensive loss	—	—	—	—	—	—	(8,730)	(8,730)
Balance at September 30, 2019	68,603	$104	35,393	$(532,220)	$492,399	$220,572	$(63,331)	$117,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	68,232	$104	35,796	$(546,208)	$495,903	$240,485	$(58,379)	$131,905
Share-based compensation	—	—	—	—	10,809	—	—	10,809
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	817	1	116	(2,616)	1,343	—	—	(1,272)
Repurchases of common stock	(1,559)	—	1,559	(39,159)	—	—	—	(39,159)
Net income	—	—	—	—	—	129,531	—	129,531
Other comprehensive loss	—	—	—	—	—	—	(3,827)	(3,827)
Balance at September 30, 2020	67,490	$105	37,471	$(587,983)	$508,055	$370,016	$(62,206)	$227,987

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	73,306	$103	29,656	$(397,491)	$481,133	$121,215	$(54,652)	$150,308
Adjustments to beginning retained earnings (1)	—	—	—	—	—	(227)		(227)
Share-based compensation	—	—	—	—	11,020	—	—	11,020
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	984	1	50	(1,254)	246	—	—	(1,007)
Repurchases of common stock	(5,687)	—	5,687	(133,475)	—	—	—	(133,475)
Net income	—	—	—	—	—	99,584	—	99,584
Other comprehensive loss	—	—	—	—	—	—	(8,679)	(8,679)
Balance at September 30, 2019	68,603	$104	35,393	$(532,220)	$492,399	$220,572	$(63,331)	$117,524
(1) The decrease to beginning retained earnings in the nine months ended September 30, 2019 is a result of the prior year adoption of new lease accounting standards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$129,531	$99,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,251	17,508
Operating lease cost	45,818	44,776
Inventory donations	8,873	23
Provision for doubtful accounts, net	5,720	2,132
Share-based compensation	10,809	11,020
Other non-cash items	3,632	(2,843)
Changes in operating assets and liabilities:
Accounts receivable	(38,937)	(30,619)
Inventories	(14,873)	(17,178)
Prepaid expenses and other assets	7,706	(3,501)
Accounts payable, accrued expenses and other liabilities	25,243	1,955
Operating lease liabilities	(45,133)	(49,668)
Cash provided by operating activities	158,640	73,189
Cash flows from investing activities:
Purchases of property, equipment, and software	(33,193)	(32,852)
Proceeds from disposal of property and equipment	434	302
Other	(168)	—
Cash used in investing activities	(32,927)	(32,550)
Cash flows from financing activities:
Proceeds from bank borrowings	150,000	310,000
Repayments of bank borrowings	(220,000)	(245,000)
Dividends—Series A convertible preferred stock (1)	—	(2,985)
Repurchases of common stock	(39,159)	(133,475)
Other	(1,792)	(3,275)
Cash used in financing activities	(110,951)	(74,735)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	130	(2,299)
Net change in cash, cash equivalents, and restricted cash	14,892	(36,395)
Cash, cash equivalents, and restricted cash—beginning of period	112,045	127,530
Cash, cash equivalents, and restricted cash—end of period	$126,937	$91,135
(1) For the nine months ended September 30, 2019, represents $3.0 million paid to induce conversion of Series A Convertible Preferred Stock to common stock.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the nine months ended September 30, 2020, other than with respect to the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements and the COVID-19-related lease accounting policy election as described in Note 4 — Leases.

Reclassifications

We have reclassified certain amounts on the condensed consolidated statements of cash flows to conform to current period presentation.

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

Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated as of the reporting date. However, we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our condensed consolidated financial statements may be materially affected.

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

Certain Blackstone affiliates provide various services to us, including inventory count services, cybersecurity and consulting, and workforce management services. We incurred expenses for services from these affiliates of $0.3 million and $1.3 million for the three and nine months ended September 30, 2019, respectively. Expenses related to these services are reported in ‘Selling, general and administrative expenses’ in the condensed consolidated statements of operations.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Measurement of Credit Losses

In June 2016, and through subsequent amendments, the Financial Accounting Standards Board (“FASB”) issued guidance that requires the measurement and recognition of expected credit losses for financial assets. This new model replaces the existing “current incurred loss” model with a forward-looking “current expected credit loss” model. On January 1, 2020, we adopted this guidance on a modified retrospective basis. Based on the nature of our financial instruments included within the scope of this standard, which are primarily trade and other receivables, the adoption did not have a material effect on our condensed consolidated financial statements.

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

New Accounting Pronouncements Not Yet Adopted

Simplifying Accounting for Income Taxes

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those periods. We do not expect this standard to have a material impact on our condensed consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use LIBOR as a reference rate, and is available for adoption effective immediately, but is only available through December 31, 2022. We are currently evaluating the potential impact of this standard on our condensed consolidated financial statements.

Other Pronouncements

Other new pronouncements issued but not effective until after September 30, 2020 are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued compensation and benefits	$33,476	$42,460
Fulfillment, freight, and duties	17,985	20,110
Professional services	13,725	13,361
Accrued rent and occupancy	4,954	4,682
Return liabilities	4,935	7,090
Sales/use and value added taxes payable	11,125	6,843
Royalties payable and deferred revenue	3,314	3,740
Other	10,780	10,391
Total accrued expenses and other liabilities	$100,294	$108,677

4. LEASES

As a result of the COVID-19 pandemic, we received lease concessions from landlords in the form of rent deferrals and rent abatements in the three and nine months ended September 30, 2020. We chose to implement the policy election provided by the FASB in April 2020 to record rent concessions as if no modifications to leases contracts were made, and thus no changes to the lease obligations were recorded in respect to these concessions. As of September 30, 2020, we had outstanding deferred rent of $2.6 million, the majority of which is scheduled to be paid by December 31, 2020. In the three and nine months ended September 30, 2020, we received rent abatements of $0.1 million and $1.4 million, respectively.

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	September 30, 2020	December 31, 2019
	(in thousands)
Assets:
Right-of-use assets	$197,402	$182,228
Liabilities:
Current operating lease liabilities	$49,741	$48,585
Long-term operating lease liabilities	155,349	140,148
Total operating lease liabilities	$205,090	$188,733

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$15,605	$15,097	$45,818	$44,776
Short-term lease cost	1,274	982	3,936	2,729
Variable lease cost	5,728	6,643	11,502	13,932
Total lease costs	$22,607	$22,722	$61,256	$61,437

Other information related to leases, including supplemental cash flow information, consists of:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash paid for operating leases	$41,043	$48,569
Right-of-use assets obtained in exchange for operating lease liabilities (1)	54,218	222,401
(1) In the nine months ended September 30, 2019, we implemented ASC 842, Leases. The previously reported amount includes $176.1 million for operating leases existing on January 1, 2019 and $46.3 million for operating leases that commenced in the nine months ended September 30, 2019.

The weighted average remaining lease term and discount rate related to our lease liabilities as of September 30, 2020 were 6.7 years and 4.4%, respectively. As of September 30, 2019, the weighted average remaining lease term and discount rate related to our lease liabilities were 6.1 years and 4.8%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of September 30, 2020
(in thousands)
2020 (remainder of year)	$11,178
2021	54,715
2022	40,136
2023	30,501
2024	20,327
Thereafter	82,117
Total future minimum lease payments	238,974
Less: imputed interest	(33,884)
Total operating lease liabilities	$205,090

Leases Commencements

In the third quarter of 2020, the lease for a new distribution center adjacent to our existing facility in Dayton, Ohio commenced, the impact of which is included in the above lease disclosures.

Leases That Have Not Yet Commenced

As of September 30, 2020, we had significant obligations for a lease not yet commenced related to our new EMEA distribution center. In the fourth quarter of 2019, we entered into a lease for a new distribution center in Dordrecht, the Netherlands, which is expected to replace our existing distribution center in Rotterdam by the end of 2021. In the three months ended September 30, 2020, we entered into an addendum to the lease, which provides for additional space at the new distribution center. The total contractual commitment related to the amended lease, with payments expected to begin in the second quarter of 2021 and continuing through December 2030, is approximately €30 million, or $35 million, with expected total capital investments of approximately €20 million, or $23 million, through 2021.

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within ‘Accrued expenses and other liabilities’ and ‘Prepaid expenses and other assets’ at September 30, 2020 and December 31, 2019, respectively. The fair values of our derivative instruments were an immaterial liability and asset at September 30, 2020 and December 31, 2019, respectively. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of our outstanding borrowings approximate their carrying values at September 30, 2020 and December 31, 2019, based on interest rates currently available to us for similar borrowings, and were:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings	$135,000	$135,000	$205,000	$205,000

Non-Financial Assets and Liabilities

Our non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. Impairment expense is reported in ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations. We did not record impairment expense in the three and nine months ended September 30, 2020 or 2019.

During the three and nine months ended September 30, 2020, we recorded inventory donations of $0.1 million and $10.0 million, respectively, at fair value within ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations. We did not record material inventory donations in the three or nine months ended September 30, 2019.

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

Counterparty default risk is considered low because the forward contracts that we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of September 30, 2020 or December 31, 2019.

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

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets, were:

	September 30, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$625	$(664)	$535	$(424)
Netting of counterparty contracts	(625)	625	(424)	424
Foreign currency forward contract derivatives	$—	$(39)	$111	$—

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	September 30, 2020		December 31, 2019
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Euro	$35,258	$52	$46,757	$36
Singapore Dollar	40,448	20	31,255	344
Japanese Yen	16,786	11	11,823	63
South Korean Won	23,117	(38)	10,328	(82)
British Pound Sterling	7,305	64	9,155	(104)
Other currencies	27,548	(148)	24,969	(146)
Total	$150,462	$(39)	$134,287	$111

Latest maturity date	October 2020		January 2020

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Foreign currency transaction gains (losses)	$(477)	$1,743	$223	$835
Foreign currency forward exchange contracts losses	(39)	(1,158)	(1,657)	(1,728)
Foreign currency gains (losses), net	$(516)	$585	$(1,434)	$(893)

7. REVOLVING CREDIT FACILITIES AND BANK BORROWINGS

Our borrowings were as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Revolving credit facilities	$135,000	$205,000
Less: Current portion of borrowings	—	—
Total long-term borrowings	$135,000	$205,000

Senior Revolving Credit Facility

In July 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders, which provided for a revolving credit facility of $500.0 million, which can be increased by an additional $100.0 million subject to certain conditions (the “Facility”). Borrowings under the Credit Agreement bear interest at a variable rate based on (A) a domestic base rate (defined as the highest of (i) the Federal Funds open rate, plus 0.25%, (ii) the Prime Rate, and (iii) the Daily LIBOR rate, plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio, or (B) a LIBOR rate, plus an applicable margin ranging from 1.25% to 1.875% based on our leverage ratio. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 until September 30, 2020, (ii) 3.50 to 1.00 from December 31, 2020 to December 31, 2021, and (iii) 3.25 to 1.00 from March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2020, we were in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2020, the total commitments available from the lenders under the Facility were $500.0 million. At September 30, 2020, we had $135.0 million in outstanding borrowings, which are due when the Facility matures in July 2024, and $0.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of September 30, 2020 and December 31, 2019, we had $364.4 million and $240.4 million, respectively, of available borrowing capacity under the Facility.

Asia Revolving Credit Facilities

The revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”) provides up to 30.0 million RMB, or $4.4 million at current exchange rates, and matures in May 2021. For RMB loans under the CMBC Facility, interest is determined at the time of borrowing based on variable rates in effect at that time.

The revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”) provides up to an equivalent of $5.0 million and matures in June 2021. For RMB loans under the Citibank Facility, interest is based on a National Interbank Funding Center 1-year prime rate, plus 65 basis points. For USD loans under the Citibank Facility, interest is based on a LIBOR rate, plus 1.5%.

We had no borrowings under our Asia revolving facilities during the nine months ended September 30, 2020 and year ended December 31, 2019 or borrowings outstanding at September 30, 2020 and December 31, 2019.

In July 2020, we cancelled a previously suspended revolving credit facility in Asia.

8. COMMON STOCK REPURCHASE PROGRAM

During the three months ended September 30, 2020, to preserve maximum liquidity and flexibility as a result of the COVID-19 pandemic, we did not repurchase shares of our common stock. During the nine months ended September 30, 2020, we repurchased 1.6 million shares of our common stock at a cost of $39.2 million, including commissions. During the three and nine months ended September 30, 2019, we repurchased 1.0 million and 5.7 million shares of our common stock at a cost of $25.0 million and $133.5 million, including commissions, respectively. As of September 30, 2020, we had remaining authorization to repurchase approximately $469.5 million of our common stock, subject to restrictions under our Credit Agreement.

9. REVENUES

Revenues by reportable operating segment and by channel were:

Third Quarter

	Three Months Ended September 30, 2020
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$98,025	$28,842	$37,630	$14	$164,511
Retail	89,748	19,652	7,789	—	117,189
E-commerce	46,274	19,210	14,552	—	80,036
Total revenues	$234,047	$67,704	$59,971	$14	$361,736

	Three Months Ended September 30, 2019
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$75,660	$36,655	$34,058	$49	$146,422
Retail	78,141	20,133	9,347	—	107,621
E-commerce	31,391	17,463	9,869	—	58,723
Total revenues	$185,192	$74,251	$53,274	$49	$312,766

Full Year to Date

	Nine Months Ended September 30, 2020
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$256,258	$109,705	$136,507	$106	$502,576
Retail	158,587	51,643	15,970	—	226,200
E-commerce	138,510	65,388	41,771	—	245,669
Total revenues	$553,355	$226,736	$194,248	$106	$974,445

	Nine Months Ended September 30, 2019
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$216,846	$169,468	$144,685	$175	$531,174
Retail	182,116	60,901	25,453	—	268,470
E-commerce	85,796	53,353	28,821	—	167,970
Total revenues	$484,758	$283,722	$198,959	$175	$967,614

During the three and nine months ended September 30, 2020, we recognized increases of $0.1 million and $0.6 million, respectively, to wholesale revenues and $1.1 million to e-commerce revenues due to changes in estimates related to products transferred to customers in prior periods. During the three and nine months ended September 30, 2019, we recognized decreases of $0.3 million and $0.2 million, respectively, to wholesale revenues and $0.1 million to e-commerce revenues due to changes in estimates related to products transferred to customers in prior periods. There were no changes to estimates for retail revenues during the three or nine months ended September 30, 2020 or 2019.

There were no material changes in contract liabilities or refund liabilities in the three or nine months ended September 30, 2020 and 2019.

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

Pre-tax share-based compensation expense reported in our condensed consolidated statements of operations was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of sales	$39	$218	$78	$398
Selling, general and administrative expenses	4,828	3,401	10,731	10,622
Total share-based compensation expense	$4,867	$3,619	$10,809	$11,020

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except effective tax rate)
Income before income taxes	$70,084	$38,097	$143,556	$113,102
Income tax expense	8,195	2,421	14,025	13,518
Effective tax rate	11.7%	6.4%	9.8%	12.0%

The increase in the effective tax rate for the three months ended September 30, 2020, compared to the same period in 2019, was driven by tax expense recorded in profitable jurisdictions, partially offset by the utilization of deferred tax assets which were subject to a valuation allowance, and by operating losses in certain jurisdictions where we had determined that it is not more likely than not to realize the associated tax benefits. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as utilization of deferred tax assets which were subject to a valuation allowance. There were no significant or unusual discrete tax items during the nine months ended September 30, 2020. We had unrecognized tax benefits of $5.3 million and $4.6 million at September 30, 2020 and December 31, 2019, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

During the nine months ended September 30, 2020, income tax expense increased $0.5 million compared to the same period in 2019. The effective tax rate for the nine months ended September 30, 2020 was 9.8% compared to an effective tax rate of 12.0% for the same period in 2019, a 2.2% decrease. This decrease in the effective tax rate was driven primarily by the utilization of deferred tax assets which were subject to a valuation allowance, tax expense recorded in profitable jurisdictions, and by operating losses in certain jurisdictions where we have determined that it is not more likely than not to realize the associated tax benefits. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as utilization of deferred tax assets which were subject to a valuation allowance.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income by considering both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. As of September 30, 2020, valuation allowances remain in certain jurisdictions where we believe it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current earnings trend, sufficient positive evidence may become available for us to release all or a portion of the valuation allowance within twelve months. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability achieved in future periods. We will continue to assess the realizability of our deferred tax assets.

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2020 and 2019 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerator:
Net income	$61,889	$35,676	$129,531	99,584
Denominator:
Weighted average common shares outstanding - basic	67,473	69,097	67,606	71,003
Plus: Dilutive effect of stock options and unvested restricted stock units	912	1,079	1,002	1,339
Weighted average common shares outstanding - diluted	68,385	70,176	68,608	72,342

Net income per common share:
Basic	$0.92	$0.52	$1.92	$1.40
Diluted	$0.91	$0.51	$1.89	$1.38

For the three and nine months ended September 30, 2020, an aggregate of less than 0.1 million options and restricted stock units (“RSUs”) were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three and nine months ended September 30, 2019, less than 0.1 million options and RSUs were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2020, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $157.9 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenues:
Americas	$234,047	$185,192	$553,355	$484,758
Asia Pacific	67,704	74,251	226,736	283,722
EMEA	59,971	53,274	194,248	198,959
Total segment revenues	361,722	312,717	974,339	967,439
Other businesses	14	49	106	175
Total consolidated revenues	$361,736	$312,766	$974,445	$967,614
Income from operations:
Americas	$109,895	$66,760	$220,815	$157,314
Asia Pacific	14,594	13,124	40,336	67,888
EMEA	16,753	13,623	54,752	61,200
Total segment income from operations	141,242	93,507	315,903	286,402
Reconciliation of total segment income from operations to income before income taxes:
Other businesses	(15,738)	(11,958)	(41,727)	(38,428)
Unallocated corporate and other (1)	(53,418)	(41,665)	(124,683)	(127,681)
Income from operations	72,086	39,884	149,493	120,293
Foreign currency gains (losses), net	(516)	585	(1,434)	(893)
Interest income	43	167	189	493
Interest expense	(1,502)	(2,505)	(5,593)	(6,743)
Other income (expense), net	(27)	(34)	901	(48)
Income before income taxes	$70,084	$38,097	$143,556	$113,102

Depreciation and amortization:
Americas	$904	$849	$2,654	$2,627
Asia Pacific	288	254	853	686
EMEA	195	191	534	606
Total segment depreciation and amortization	1,387	1,294	4,041	3,919
Other businesses	1,992	965	5,745	3,346
Unallocated corporate and other (1)	3,373	3,384	10,465	10,243
Total consolidated depreciation and amortization	$6,752	$5,643	$20,251	$17,508

(1) Unallocated corporate and other includes corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

15. LEGAL PROCEEDINGS

We were subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, we were notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $2.6 million at current exchange rates, plus interest and penalties, for the period January 2010 through May 2011. We disputed these assessments and asserted defenses to the claims. On February 25, 2015, we received additional assessments totaling 33.3 million BRL, or approximately $5.9 million at current exchange rates, plus interest and penalties, related to the remainder of the audit period. We also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, we received a favorable ruling on our appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have appealed that decision and we challenged the appeal on both the merits and procedure. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable for us and resulted in an approximately 38% reduction in principal, penalties, and interest, leaving approximately $3.7 million at current exchange rates, plus interest and penalties, at risk for those assessments. The tax authorities have appealed that decision, and we filed a response to the tax authorities’ appeal as well as a separate appeal against the unfavorable portion of the ruling. Should the Brazilian Tax Authority prevail in this final administrative appeal, we may challenge the assessments through the court system, which would likely require the posting of a bond. We have not recorded these items within the condensed consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

For all other claims and disputes, as we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of September 30, 2020, we estimated that reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by up to $1.4 million.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•The COVID-19 pandemic has impacted our business globally in 2020. Despite this, the vast majority of our 351 company-operated stores were open during the third quarter, albeit at reduced hours. Wholesale brick-and-mortar stores also largely reopened prior to or during the quarter, which along with strong consumer demand at e-tailers, drove higher than anticipated growth in our wholesale channel. Further, the increase in digital sales, which includes sales through our company-owned websites, third party marketplaces, and e-tailers, began to temper compared to second quarter growth, but still showed significant growth over prior year.
•In Asia, our South Korea and China markets performed well, but our Southeast Asia distributors continued to struggle as a result of reduced travel in these highly tourism-dependent markets.
•While we began to reinvest in the business in the third quarter, we have still realized overall savings to date related to our 2020 COVID-19 cost reduction initiatives.
•To ensure the well-being of our employees and customers, our corporate offices, retail stores, and distribution centers have implemented various elevated safety protocols, in accordance with local guidelines and regulations, including temperature checks, mandatory mask policies, social distancing, access to hand sanitizer, plexiglass partitions, and enhanced cleaning of the facilities. Our corporate offices have also actively managed attendance levels in accordance with local guidelines and regulations, and many of our corporate employees have continued to successfully conduct business virtually.
•We expect to be cash flow positive for all of 2020, barring any material, unforeseen changes in the pandemic or economic environment. As of September 30, 2020, we have largely returned to standard payment terms with our customers and vendors after more strictly managing accounts payable in the first part of the year. At September 30, 2020, there were $135.0 million of borrowings outstanding on our credit facility after repayments of $140.0 million during the third quarter. Our borrowings may continue to fluctuate as we manage our liquidity needs. Finally, our share repurchases have remained temporarily suspended to preserve maximum liquidity and flexibility, but we may opportunistically resume share repurchases in the future.

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

Third Quarter 2020 Financial and Operational Highlights

Revenues were $361.7 million for the third quarter of 2020, a 15.7% increase compared to the third quarter of 2019. The increase was due to the net effects of: (i) higher unit sales volumes, which increased revenues by $11.1 million, or 3.6%, driven by rapid e-commerce and e-tail growth, combined with positive wholesale brick-and-mortar performance, as multi-brand wholesale stores reopened during the COVID-19 pandemic; (ii) higher average selling prices, driven by reduced promotions, higher pricing, and increased sales of charms per shoe, which increased revenues by $38.5 million, or 12.3%; and (iii) unfavorable changes in exchange rates, which decreased revenues by $0.6 million, or 0.2%.

The following were significant developments affecting our businesses and capital structure during the three months ended September 30, 2020:

•We sold 16.9 million pairs of shoes worldwide, an increase from 15.9 million pairs in the third quarter of 2019.
•Digital sales represented 37.7% of revenue, compared to 32.2% in last year’s third quarter.
•Gross margin was 57.2%, an increase of 480 basis points from last year’s third quarter, as a result of changes in product mix, price increases on certain products, and lower levels of promotions and discounts.
•SG&A was $134.7 million compared to $123.9 million in the third quarter of 2019. As a percent of revenues, SG&A decreased 240 basis points to 37.2% of revenues compared to 39.6% of revenues in the third quarter of 2019.
•Income from operations increased 80.7% to $72.1 million from $39.9 million in last year’s third quarter. Net income was $61.9 million, or $0.91 per diluted share, compared to $35.7 million, or $0.51 per diluted share, in last year’s third quarter.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2020	2019	2020	2019		Q3 2020-2019		YTD 2020-2019
	(in thousands, except per share, margin, and average selling price data)
Revenues	$361,736	$312,766	$974,445	$967,614		15.7%		0.7%
Cost of sales	154,967	148,942	453,581	476,796		(4.0)%		4.9%
Gross profit	206,769	163,824	520,864	490,818		26.2%		6.1%
Selling, general and administrative expenses	134,683	123,940	371,371	370,525		(8.7)%		(0.2)%
Income from operations	72,086	39,884	149,493	120,293		80.7%		24.3%
Foreign currency gains (losses), net	(516)	585	(1,434)	(893)		(188.2)%		(60.6)%
Interest income	43	167	189	493		(74.3)%		(61.7)%
Interest expense	(1,502)	(2,505)	(5,593)	(6,743)		40.0%		17.1%
Other income (expense), net	(27)	(34)	901	(48)		20.6%		1,977.1%
Income before income taxes	70,084	38,097	143,556	113,102		84.0%		26.9%
Income tax expense	8,195	2,421	14,025	13,518		(238.5)%		(3.8)%
Net income	$61,889	$35,676	$129,531	$99,584		73.5%		30.1%
Net income per common share:
Basic	$0.92	$0.52	$1.92	$1.40		76.9%		37.1%
Diluted	$0.91	$0.51	$1.89	$1.38		78.4%		37.0%

Gross margin (1)	57.2%	52.4%	53.5%	50.7%	480	bp	280	bp
Operating margin (1)	19.9%	12.8%	15.3%	12.4%	710	bp	290	bp
Footwear unit sales	16,867	15,883	50,234	53,361		6.2%		(5.9)%
Average footwear selling price - nominal basis (2)	$21.36	$19.63	$19.33	$18.10		8.8%		6.8%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units.

Revenues By Channel

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2020	2019	2020	2019	Q3 2020-2019	YTD 2020-2019	Q3 2020-2019	YTD 2020-2019
	(in thousands)
Wholesale:
Americas	$98,025	$75,660	$256,258	$216,846	29.6%	18.2%	31.8%	19.8%
Asia Pacific	28,842	36,655	109,705	169,468	(21.3)%	(35.3)%	(21.1)%	(33.9)%
EMEA	37,630	34,058	136,507	144,685	10.5%	(5.7)%	8.3%	(3.9)%
Other businesses	14	49	106	175	(71.4)%	(39.4)%	(71.4)%	(39.4)%
Total wholesale	164,511	146,422	502,576	531,174	12.4%	(5.4)%	13.1%	(3.8)%
Retail:
Americas	89,748	78,141	158,587	182,116	14.9%	(12.9)%	14.9%	(12.9)%
Asia Pacific	19,652	20,133	51,643	60,901	(2.4)%	(15.2)%	(2.7)%	(13.3)%
EMEA	7,789	9,347	15,970	25,453	(16.7)%	(37.3)%	(15.1)%	(35.9)%
Total retail	117,189	107,621	226,200	268,470	8.9%	(15.7)%	9.0%	(15.1)%
E-commerce:
Americas	46,274	31,391	138,510	85,796	47.4%	61.4%	47.5%	61.6%
Asia Pacific	19,210	17,463	65,388	53,353	10.0%	22.6%	9.2%	24.4%
EMEA	14,552	9,869	41,771	28,821	47.5%	44.9%	43.3%	46.4%
Total e-commerce	80,036	58,723	245,669	167,970	36.3%	46.3%	35.4%	47.3%
Total revenues	$361,736	$312,766	$974,445	$967,614	15.7%	0.7%	15.9%	1.9%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

The primary drivers of changes in revenue were:

	Three Months Ended September 30, 2020 vs. 2019
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$11,087	3.6%	$38,491	12.3%	$(608)	(0.2)%	$48,970	15.7%
(1) The change due to price is based on the change in average selling price on a constant currency basis (“ASP”).

	Nine Months Ended September 30, 2020 vs. 2019
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$(65,364)	(6.8)%	$83,876	8.7%	$(11,681)	(1.2)%	$6,831	0.7%
(1) The change due to price is based on the change in ASP.

Revenues. In three months ended September 30, 2020, revenues increased compared to the same period in 2019. Despite the continued presence of the COVID-19 pandemic, brick-and-mortar stores in our wholesale channel reopened and remained open for most of the quarter and e-commerce revenues continued to grow. Volume was up, particularly in our Americas and EMEA wholesale revenues, as a result of higher consumer demand in our e-tail and brick-and-mortar accounts as markets reopened. This was offset in part by lower volumes in our Asia Pacific revenues, due to ongoing negative impacts from COVID-19, including pervasive closures and the lack of tourism in the region. Higher ASP drove growth in all segments and substantially all channels, especially in the Americas, as a result of fewer promotions and discounts, higher pricing on certain products, and increased sales of charms per shoe. Fluctuations in foreign currencies slightly reduced revenues, primarily from unfavorable changes in the Brazilian Real that were mostly offset by favorable changes in the Euro.

Revenues also increased in the nine months ended September 30, 2020, primarily as a result of increases in ASP in all segments, due to fewer promotions and discounts, price increases, and increased sales of charms per shoe. These increases were partially offset by lower volume in the first half of the year, attributable to COVID-19 store closures, and negative currency changes, primarily in the Russian Ruble, Brazilian Real, Korean Won, and Chinese Yuan.

Cost of sales. In the three months ended September 30, 2020, compared to the same period in 2019, cost of sales increased due to higher volume of $9.0 million, or 6.0%, primarily in our Americas and EMEA segments, offset in part by lower average cost per unit on a constant currency basis (“AUC”), as a result of product mix, which decreased cost of sales by $2.7 million, or 1.8%, and foreign currency fluctuations, which decreased cost of sales by $0.3 million, or 0.2%.

In the nine months ended September 30, 2020, compared to the same period in 2019, cost of sales decreased primarily due to lower volume of $23.8 million, or 5.0%. Foreign currency fluctuations further decreased cost of sales by $5.7 million, or 1.2%. These decreases were partially offset by higher AUC of $6.3 million, or 1.3%, primarily due to higher costs as a result of changes in channel mix, purchasing power related to currency changes in our EMEA segment, and an inventory write-off in our Asia Pacific segment in response to COVID-19.

Gross profit. Gross margin increased in the three months ended September 30, 2020 to 57.2%, compared to 52.4% in the same period in 2019, as a result of changes in product mix, price increases, and fewer promotions and discounts. Gross profit increased $42.9 million, or 26.2%. This was primarily as a result of higher ASP, supplemented by moderately lower AUC, of $41.2 million, or 25.1%, and higher volume of $2.0 million, or 1.3%. Negative currency changes of $0.3 million, or 0.2% had a minimal impact on gross profit.

Gross margin in the nine months ended September 30, 2020 was 53.5% compared to 50.7% in 2019, due to product mix, price increases, and fewer promotions and discounts. Gross profit increased $30.0 million, or 6.1%, as a result of net higher ASP and AUC of $77.6 million, or 15.8%, partially offset by lower volume of $41.6 million, or 8.5%, and negative currency changes of $6.0 million, or 1.2%.

Selling, general and administrative expenses. SG&A increased $10.7 million, or 8.7%, in the three months ended September 30, 2020 compared to the same period in 2019. This was driven primarily by an increase in compensation expense of $11.2 million, primarily in variable compensation, as a result of the timing of positive business performance compared to 2019. Additionally, marketing costs increased by $2.2 million, primarily as a result of variable costs associated with increased revenue and a higher share of e-commerce sales. These increases were partially offset by a decrease in professional services costs of $2.3 million, primarily due to cost saving measures related to COVID-19, and lower other net costs of $0.4 million.

SG&A increased $0.8 million, or 0.2%, during the nine months ended September 30, 2020, compared to the same period in 2019. Increases due to inventory donations of $10.0 million, bad debt expense of $3.6 million, and information technology, marketing, and other net costs of $3.5 million were partially offset by various reductions, mostly as a result of cost saving measures taken in response to COVID-19. These reductions included net lower compensation expense of $8.5 million, primarily due to the temporary and permanent elimination of certain roles, decreased travel and related costs of $5.2 million, and decreased facilities costs of $2.6 million, due to savings in our company-owned retail stores, primarily in variable rent costs.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended September 30, 2020, we recognized realized and unrealized net foreign currency losses of $0.5 million, compared to gains of $0.6 million during the three months ended September 30, 2019. During the nine months ended September 30, 2020, we recognized realized and unrealized net foreign currency losses of $1.4 million, compared to losses of $0.9 million during the nine months ended September 30, 2019.

Income tax expense. During the three months ended September 30, 2020, income tax expense increased $5.8 million compared to the same period in 2019. The effective tax rate for the three months ended September 30, 2020 was 11.7% compared to an effective tax rate of 6.4% for the same period in 2019, a 5.3% increase. The increase in the effective rate was driven by tax expense recorded in profitable jurisdictions, partially offset by the utilization of deferred tax assets which were subject to a valuation allowance, and by operating losses in certain jurisdictions where we had determined that it is not more likely than not to realize the associated tax benefits. Our effective income tax rate, for each period presented, also differs from the federal U.S statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as utilization of deferred tax assets which were subject to a valuation allowance.

During the nine months ended September 30, 2020, income tax expense increased $0.5 million compared to the same period in 2019. The effective tax rate for the nine months ended September 30, 2020 was 9.8% compared to an effective tax rate of 12.0% for the same period in 2019, a 2.2% decrease. This decrease in the effective rate was driven primarily by the utilization of deferred tax assets which were subject to a valuation allowance, tax expense recorded in profitable jurisdictions, and by operating losses in certain jurisdictions where we had determined that it is not more likely than not to realize the associated tax benefits. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as utilization of deferred tax assets which were subject to a valuation allowance.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2020	2019	2020	2019	Q3 2020-2019	YTD 2020-2019	Q3 2020-2019	YTD 2020-2019
	(in thousands)
Revenues:
Americas	$234,047	$185,192	$553,355	$484,758	26.4%	14.2%	27.3%	15.0%
Asia Pacific	67,704	74,251	226,736	283,722	(8.8)%	(20.1)%	(9.0)%	(18.5)%
EMEA	59,971	53,274	194,248	198,959	12.6%	(2.4)%	10.7%	(0.7)%
Total segment revenues	361,722	312,717	974,339	967,439	15.7%	0.7%	15.9%	1.9%
Other businesses	14	49	106	175	(71.4)%	(39.4)%	(71.4)%	(39.4)%
Total consolidated revenues	$361,736	$312,766	$974,445	$967,614	15.7%	0.7%	15.9%	1.9%

Income from operations:
Americas	$109,895	$66,760	$220,815	$157,314	64.6%	40.4%	65.5%	40.9%
Asia Pacific	14,594	13,124	40,336	67,888	11.2%	(40.6)%	11.6%	(39.6)%
EMEA	16,753	13,623	54,752	61,200	23.0%	(10.5)%	22.2%	(8.3)%
Total segment income from operations	141,242	93,507	315,903	286,402	51.0%	10.3%	51.6%	11.3%
Other businesses	(15,738)	(11,958)	(41,727)	(38,428)	(31.6)%	(8.6)%	(30.7)%	(8.1)%
Unallocated corporate and other (2)	(53,418)	(41,665)	(124,683)	(127,681)	(28.2)%	2.3%	(29.0)%	1.9%
Total consolidated income from operations	$72,086	$39,884	$149,493	$120,293	80.7%	24.3%	81.6%	26.3%
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

The primary drivers of changes in revenues by operating segment were:

	Three Months Ended September 30, 2020 vs. 2019
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Americas	$18,599	10.0%	$32,000	17.3%	$(1,744)	(0.9)%	$48,855	26.4%
Asia Pacific	(11,849)	(16.0)%	5,173	7.0%	129	0.2%	(6,547)	(8.8)%
EMEA	4,372	8.2%	1,318	2.5%	1,007	1.9%	6,697	12.6%
Total segment revenues	$11,122	3.6%	$38,491	12.3%	$(608)	(0.2)%	$49,005	15.7%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

	Nine Months Ended September 30, 2020 vs. 2019
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Americas	$(2,404)	(0.5)%	$74,696	15.4%	$(3,695)	(0.7)%	$68,597	14.2%
Asia Pacific	(56,612)	(20.0)%	4,203	1.5%	(4,577)	(1.6)%	(56,986)	(20.1)%
EMEA	(6,279)	(3.2)%	4,977	2.5%	(3,409)	(1.7)%	(4,711)	(2.4)%
Total segment revenues	$(65,295)	(6.8)%	$83,876	8.7%	$(11,681)	(1.2)%	$6,900	0.7%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

Americas Operating Segment

Revenues. Americas revenues increased in the three months ended September 30, 2020, compared to the same period in 2019, particularly in our e-commerce channel, with an increase of 47.4%, and our wholesale channel, with an increase of 29.6%. The overall increase in revenue was primarily due to higher ASP in all three channels, particularly as a result of less promotional activity, product mix, increased prices, and increased sales of charms per shoe, and increased volume, mostly in our wholesale channel, as a result of higher consumer demand from our e-tail and brick-and-mortar accounts as markets reopened. These increases were slightly offset by negative currency changes, primarily in the Brazilian Real.

The increase in Americas revenues in the nine months ended September 30, 2020, compared to the same period in 2019, was primarily due to increased ASP from product mix, price increases, less promotional activity, and increased sales of charms per shoe. Lower volume in our retail channel offset higher volumes in our wholesale and e-commerce channels, as a result of COVID-19-related closures in the first and second quarters that drove a consumer shift to online shopping. Negative currency changes, largely in the Brazilian Real, also decreased revenues.

Income from Operations. Income from operations for our Americas segment was $109.9 million for the three months ended September 30, 2020, an increase of $43.1 million, or 64.6%, compared to the same period in 2019. Gross profit increased $44.3 million, or 41.5%, primarily due to an increase of $36.0 million, or 33.7%, from higher ASP, as a result of less promotional activity, product mix, and increased prices, and lower AUC, as a result of product mix in our wholesale and retail channels. Volume increased $8.9 million, or 8.4%, primarily in our e-commerce and wholesale channels. Negative currency changes of $0.6 million, or 0.6%, partially offset these increases in gross profit.

SG&A for our Americas segment increased $1.2 million, or 2.9%, during the three months ended September 30, 2020 compared to the same period in 2019, due to increased marketing costs of $1.5 million, as a result of higher variable marketing associated with a higher share of e-commerce sales, and higher other net costs of $0.4 million, partially offset by a $0.7 million decrease in compensation expense due to the elimination of certain roles in response to COVID-19.

Income from operations for our Americas segment was $220.8 million for the nine months ended September 30, 2020, an increase of $63.5 million, or 40.4%, compared to the same period in 2019. Gross profit increased $69.9 million, or 25.9%, primarily due to an increase of $82.4 million, or 30.5%, from higher ASP, as a result of less promotional activity, product mix, and increased prices, and lower AUC, as a result of product mix. Lower sales volumes of $11.1 million, or 4.1%, primarily in our retail channel, and a $1.4 million, or 0.5%, decrease as a result of negative currency changes somewhat offset the gross profit increase.

SG&A for our Americas segment increased $6.4 million, or 5.6%, during the nine months ended September 30, 2020 compared to the same period in 2019. This was primarily due to $8.3 million of inventory donations associated with COVID-19, an increase of $4.4 million in marketing costs from higher variable marketing associated with a higher share of e-commerce sales, and a $2.4 million increase in bad debt expense, largely due to the impact of COVID-19 on our distributors. A reduction in compensation expense of $7.2 million, primarily due to the temporary and permanent elimination of certain roles in response to COVID-19, and a decrease in travel, facilities, and other net costs of $1.5 million partially offset this increase.

Asia Pacific Operating Segment

Revenues. Asia Pacific revenues decreased in the three months ended September 30, 2020, compared to the same period in 2019. Volume was lower, as growth in digital sales was offset by declines in our brick-and-mortar wholesale accounts and in our retail channel, as a result of decreased customer traffic and a lack of tourism resulting from the COVID-19 pandemic, as well as right-sizing our retail fleet in certain markets. Higher ASP, due to channel mix, fewer promotions, and less discounting, also partially offset these declines.

Asia Pacific revenues decreased in the nine months ended September 30, 2020, compared to the same period in 2019, due to lower volumes in our wholesale and retail channels, as a result of store closures, decreased customer traffic, and a lack of tourism, all as a result of the pandemic. Higher ASP, due to channel mix, fewer promotions, and less discounting almost entirely offset negative currency impacts, primarily in the Korean Won and Chinese Yuan.

Income from Operations. Income from operations for the Asia Pacific segment was $14.6 million for the three months ended September 30, 2020, a decrease of $1.5 million, or 11.2%, compared to the same period in 2019. Gross profit decreased by $1.4 million, or 3.6%, as a result of lower volume of $5.5 million, or 13.6%, primarily in our wholesale and retail channels, offset in part by net higher ASP and AUC of $4.0 million, or 9.8%. Currency favorably impacted gross margin by $0.1 million, or 0.2%.

SG&A for our Asia Pacific segment decreased $2.9 million, or 10.7%, during the three months ended September 30, 2020, compared to the same period in 2019, due in part to a reduction in compensation costs of $1.7 million due to the elimination of certain roles in response to COVID-19 and a decrease in bad debt expense of $1.6 million, partially offset by increases in other net costs of $0.4 million.

Income from operations for the Asia Pacific segment was $40.3 million for the nine months ended September 30, 2020, a decrease of $27.6 million, or 40.6%, compared to the same period in 2019. Gross profit decreased by $30.4 million, or 20.1%, mostly due to lower volume of $24.0 million, or 15.9%, from reduced customer traffic and a lack of tourism during the pandemic, and net higher AUC and ASP of $4.0 million, or 2.6%, from higher distribution and logistics costs and an inventory write-off as a result of the impact of COVID-19. Negative currency impacts decreased gross profit by $2.4 million, or 1.6%.

SG&A for our Asia Pacific segment decreased $2.8 million, or 3.4% in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a decrease in facilities expense of $3.2 million as a result of savings from variable rent in our company-owned retail stores and a reduction in compensation expense of $2.8 million due to the elimination of certain roles in response to COVID-19. These decreases were partially offset by an increase in inventory donations to healthcare workers and other organizations of $1.4 million, primarily in the first quarter of 2020, and other net costs of $1.8 million.

EMEA Operating Segment

Revenues. Revenues increased in our EMEA segment in the three months ended September 30, 2020, compared to the same period in 2019, in part as a result of a consumer shift to online shopping during the pandemic, driving higher volumes in our e-commerce channel of 32.4% and our wholesale channel of 10.2%, offset in part by lower retail volume of 24.6%. We also had higher ASP, as a result of less discounting, and favorable currency changes, primarily in the Euro.

During the nine months ended September 30, 2020, EMEA revenues decreased compared to the same period in 2019, primarily due to lower volumes in our retail channel of 37.4% and wholesale channel of 4.9%, offset in part by increased volume in our e-commerce channel of 35.7% due to a consumer shift to online shopping during the pandemic. Negative currency, primarily in the Russian Ruble, was more than offset by higher ASP in all channels, primarily in e-commerce, as a result of less discounting.

Income from Operations. Income from operations for the EMEA segment was $16.8 million for the three months ended September 30, 2020, an increase of $3.1 million, or 23.0%, compared to the same period in 2019. Gross profit increased $3.2 million, or 11.9%, due to higher volume of $1.6 million, or 5.9%, net higher ASP and AUC of $1.2 million, or 4.6%, and a favorable currency impact of $0.4 million, or 1.4%.

SG&A for our EMEA segment was mostly flat in the three months ended September 30, 2020, compared to the same period in 2019.

Income from operations for the EMEA segment was $54.8 million for the nine months ended September 30, 2020, a decrease of $6.4 million, or 10.5%, compared to the same period in 2019. Gross profit decreased $7.4 million, or 7.3%, due to lower sales volumes of $4.7 million, or 4.7%, negative currency impacts of $1.9 million, or 1.8%, and net higher AUC and ASP, of $0.8 million, or 0.8%, as a result of product mix, price increases, and fewer promotions and less discounts.

SG&A for our EMEA segment decreased $1.0 million, or 2.5%, during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to a $1.3 million reduction in compensation expense and a $0.9 million reduction in net other costs, offset in part by increases in marketing costs of $1.2 million as a result of higher variable marketing associated with a higher share of e-commerce sales.

Other Businesses and Unallocated Corporate

During the three months ended September 30, 2020, total net costs within ‘Other Businesses’ and ‘Unallocated Corporate and Other’ increased $15.5 million compared to the same period in 2019. This was mostly due to an increase in compensation expense of $13.7 million, primarily in variable compensation driven by the timing of positive business performance compared to 2019, an increase in supply chain costs of $3.1 million driven in part by investments in our distribution network, and an increase in facilities and other net costs of $0.9 million. These increases were partially offset by a decrease in professional services fees of $2.2 million due to cost saving measures related to COVID-19.

During the nine months ended September 30, 2020, total net costs within ‘Other Businesses’ and ‘Unallocated Corporate and Other’ increased $0.3 million compared to the same period in 2019, primarily driven by an increase in compensation expense of $2.8 million due to the strong performance of the business, increased facilities expense of $2.3 million as a result of the opening of our new headquarters in Broomfield, Colorado, and higher supply chain costs of $2.0 million due in part to investment in our distribution network. These increases were mostly offset by a lower investment in marketing of $4.0 million and decreases in travel, professional services, and other net costs of $2.8 million.

Store Locations and Comparable Store Sales

The tables below illustrate the overall change in the number of our company-operated retail locations by type of store and reportable operating segment for the three and nine months ended September 30, 2020:

	June 30, 2020	Opened	Closed	September 30, 2020
Company-operated retail locations:
Type:
Outlet stores	191	—	5	186
Retail stores	104	—	4	100
Kiosk/store in store	65	—	—	65
Total	360	—	9	351
Operating segment:
Americas	165	—	—	165
Asia Pacific	142	—	6	136
EMEA	53	—	3	50
Total	360	—	9	351

	December 31, 2019	Opened	Closed/Transferred	September 30, 2020
Type:
Outlet stores	193	5	12	186
Retail stores	109	3	12	100
Kiosk/store-in-store	65	1	1	65
Total	367	9	25	351
Operating segment:
Americas	165	2	2	165
Asia Pacific	145	5	14	136
EMEA	57	2	9	50
Total	367	9	25	351

Digital sales, which includes sales through our company-owned website, third party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Digital sales as a percent of total revenues:
Americas	30.8%	26.9%	38.9%	28.0%
Asia Pacific	42.3%	32.9%	39.0%	27.6%
EMEA	59.8%	49.6%	53.5%	39.6%
Global	37.7%	32.2%	41.8%	30.3%

Comparable retail store sales and direct-to-consumer store sales by operating segment are shown below.

	Constant Currency (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Comparable retail store sales: (2)
Americas	22.3%	19.1%	21.8%	17.1%
Asia Pacific	2.8%	(4.2)%	(0.8)%	(1.2)%
EMEA	(4.7)%	2.4%	(5.6)%	6.3%
Global	16.2%	12.5%	13.0%	11.4%

	Constant Currency (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Direct-to-consumer comparable sales (includes retail and e-commerce): (2)
Americas	30.7%	18.5%	40.1%	18.6%
Asia Pacific	5.2%	11.7%	10.9%	5.6%
EMEA	22.9%	9.5%	28.7%	13.8%
Global	23.8%	15.9%	29.8%	14.4%
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

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of September 30, 2020 was:

September 30, 2020
(in thousands)
Cash and cash equivalents	$123,562
Available borrowings	364,400

As of September 30, 2020, we had $123.6 million in cash and cash equivalents and up to $364.4 million of remaining borrowing availability under our Facility (as defined below), which was amended in March 2020 to provide additional flexibility and borrowing commitments as we continue to operate in a business landscape impacted by the COVID-19 pandemic. We also entered into two revolving credit facility agreements in Asia during the year, which are discussed in more detail under “Asia Revolving Credit Facilities” below. Throughout the year, we have taken several defensive measures to maximize liquidity in response to COVID-19, including reducing expenses, primarily through the temporary and permanent elimination of certain corporate and regional roles, extending payment terms with vendors, managing inventory levels by constraining incoming supply and focusing on core product, deferring discretionary capital expenditures, and suspending our share repurchase and foreign currency exchange derivative programs. While we have begun to reinvest in the business and increase inventory to meet demand, we will continue to closely monitor our costs and adjust as needed in response to changes in the market. Additionally, as of September 30, 2020, we have largely returned to standard payment terms with our vendors and customers after more strictly managing accounts payable in the first part of the year and recognizing bad debt expense of $4.4 million in the nine months ended September 30, 2020, associated with global distributors as a result of the COVID-19 pandemic. Through September 30, 2020, we also received rent concessions from landlords of $6.0 million, the majority of which were either paid back during the three months ended September 30, 2020 or are expected to be paid back by the end of 2020.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. As of September 30, 2020, we held $69.5 million of our total $123.6 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. None of the $69.5 million held in international locations is limited by local regulations. If the remaining $69.5 million were to be immediately repatriated to the U.S., no additional U.S. federal income tax expense would be incurred.

Senior Revolving Credit Facility

In July 2019, the Company and certain of our subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders, which provided for a revolving credit facility of $500.0 million, which can be increased by an additional $100.0 million subject to certain conditions (the “Facility”). Borrowings under the Credit Agreement bear interest at a variable rate based on (A) a domestic base rate (defined as the highest of (i) the Federal Funds open rate, plus 0.25%, (ii) the Prime Rate, and (iii) the Daily LIBOR rate, plus 1.00%), plus an applicable margin ranging from 0.25% or 0.875% based on our leverage ratio, or (B) a LIBOR rate, plus an applicable margin ranging from 1.25% to 1.875% based on our leverage ratio. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 until September 30, 2020, (ii) 3.50 to 1.00 from December 31, 2020 to December 31, 2021, and (iii) 3.25 to 1.00 from March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2020, we were in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2020, the total commitments available from the lenders under the Facility were $500.0 million. At September 30, 2020, we had $135.0 million in outstanding borrowings, which are due when the Facility matures in July 2024, and $0.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of September 30, 2020 and December 31, 2019, we had $364.4 million and $240.4 million, respectively, of available borrowing capacity under the Facility. Our borrowings may continue to fluctuate as we manage our liquidity needs.

Asia Revolving Credit Facilities

The revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”) provides up to 30.0 million RMB, or $4.4 million at current exchange rates, and matures in May 2021. For RMB loans under the CMBC Facility, interest is determined at the time of borrowing based on variable rates in effect at that time.

The revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”) provides up to an equivalent of $5.0 million and matures in June 2021. For RMB loans under the Citibank Facility, interest is based on a National Interbank Funding Center 1-year prime rate, plus 65 basis points. For USD loans under the Citibank Facility, interest is based on a LIBOR rate, plus 1.5%.

We had no borrowings under our Asia revolving facilities during the nine months ended September 30, 2020 and year ended December 31, 2019 or borrowings outstanding at September 30, 2020 and December 31, 2019.

In July 2020, we cancelled a previously suspended revolving credit facility in Asia.

Cash Flows

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$158,640	$73,189	$85,451	116.8%
Cash used in investing activities	(32,927)	(32,550)	(377)	(1.2)%
Cash used in financing activities	(110,951)	(74,735)	(36,216)	(48.5)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	130	(2,299)	2,429	105.7%
Net change in cash, cash equivalents, and restricted cash	$14,892	$(36,395)	$51,287	140.9%

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities increased $85.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, driven by higher net income, adjusted for non-cash items, of $52.5 million and by net increases in operating assets and liabilities of $33.0 million.

Investing Activities. There was a $0.4 million increase in cash used in investing activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The $32.9 million used in investing activities in 2020 primarily reflects expenditures related to the relocation of our Corporate headquarters in Broomfield and continued investment in our U.S. distribution center. The $32.6 million used in investing activities in 2019 reflects expenditures on the relocation of the Company’s U.S. distribution center from California to Ohio and information technology investments.

Financing Activities. Cash used in financing activities increased by $36.2 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily driven by a $135.0 million decrease in borrowings, net of repayments, on our Facility. There was an offsetting decrease in repurchases of our common stock of $94.3 million, as part of our response to the COVID-19 outbreak. We also made a final payment of $3.0 million in 2019 related to the conversion of our Series A Convertible Preferred Stock that did not recur in the current year. The increase was also offset by less cash used in other financing activities of $1.5 million, which primarily related to equity transactions.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than borrowings and repayments on the Facility, as described above and in Note 7 — Revolving Credit Facilities and Bank Borrowings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2020, other than certain purchase commitments, which are described in Note 13 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2 — Recent Accounting Pronouncements in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. There have been no other significant changes in our critical accounting policies or their application since December 31, 2019.

Recent Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and issued accounting pronouncements that we believe may have an impact on our condensed consolidated financial statements when adopted.

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

As of September 30, 2020, we had $135.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under our Facility. As of December 31, 2019, we had $205.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit under our Facility.

A hypothetical increase of 1% in the interest rate on these borrowings would have increased interest expense by $0.3 million and $1.9 million for the three and nine months ended September 30, 2020, respectively.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies, excluding the impact on our purchasing power, would have decreased our income before taxes during the three and nine months ended September 30, 2020 by less than $0.1 million and $0.5 million, respectively. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

We may enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of September 30, 2020, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $150.5 million. The net fair value of these contracts at September 30, 2020 was a liability of less than $0.1 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of September 30, 2020, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $2.5 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 15 — Legal Proceedings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

The COVID-19 pandemic continues to drive global uncertainty and disruption and has spread throughout the geographic regions in which we run our business and where our suppliers, third-party manufacturers, retail stores, wholesale customers, and consumers are located. The pandemic had a material impact on our retail and wholesale channel revenues, predominately in the first half of 2020, and the total impact of the pandemic on us will depend on developments outside of our control, including, among other factors, the duration and spread of the outbreak, actions that may be taken by governmental authorities to contain the outbreak or mitigate its impact, including related restrictions on movement and commercial activities, the economic or other impacts on our wholesale partners, the impact on and recovery time of our supply chain, consequential staffing shortages, manufacturing delays and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets.

While most of our company-operated stores, our partner stores, and our wholesale partner stores were reopened during the three months ended September 30, 2020, some may close again upon additional COVID-19 outbreaks. At this time, we cannot reasonably estimate the length of time of any remaining closures, if further closures will occur, or if consumers will return to purchasing our products at historical levels in retail locations. The inability to sell our products in our retail or wholesale channels has had and may continue to have a material adverse effect on our revenues and results of operations.

We also rely upon the facilities of our third-party manufacturers outside of the U.S. to support our business as well as to export our products throughout the world. As a result of COVID-19 and the measures designed to contain the spread of the virus, our third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications, which may negatively impact our ability to manage inventories. If our third-party manufacturers’ operations are curtailed, we may need to seek alternate manufacturing sources, which may be unavailable, more expensive, or face the same constraints. The possibility of and the duration of any production or supply chain disruption, and related financial impact, if any, cannot be estimated at this time. Should any production and distribution closures continue for an extended period of time, the impact on our global supply chain could have a material adverse effect on our results of operations and cash flows. See “We depend solely on third-party manufacturers located outside the U.S.” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The effects of COVID-19 could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:

•the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a prolonged global recession, a decline in consumer confidence and spending, or a further increase in unemployment levels, has resulted, and could continue to result, in consumers having less disposable income and, in turn, decreased sales of our products;
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
•the failure of our wholesale customers, to whom we extend credit, to pay amounts owed to us on time, or at all, particularly if such customers are significantly impacted by COVID-19;
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

10.1*
Employment Offer Letter, dated September 10, 2020, between Crocs, Inc. and Michelle Poole (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on September 14, 2020).

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

CROCS, INC.

Date: October 27, 2020	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer