Form 10-K
period 2020-12-31
Crocs, Inc.
filed 2021-02-23
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
13601 Via Varra
Broomfield, Colorado 80020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $2.1 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.
The number of shares of the registrant’s common stock, par value $0.001 per shares, outstanding as of February 16, 2021 was 65,439,867.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2021 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

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

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding

•our expectations regarding the impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, operating results, capital expenditures, and liquidity;
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

i

Crocs, Inc.
Table of Contents to the Annual Report on Form 10-K
For the Year Ended December 31, 2020

PART I

ITEM 1. Business

The Company

Crocs, Inc. and our consolidated subsidiaries (collectively the “Company,” “Crocs,” “we,” “us,” or “our”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for women, men, and children. We strive to be the world leader in innovative casual footwear, combining comfort and style with a value that consumers want. The vast majority of shoes within our collection contain Croslite™ material, a proprietary, molded footwear technology, delivering extraordinary comfort with each step.

Products

Since we first introduced a single-style clog in six colors in 2002, we have grown to be a world leader of innovative, casual footwear for women, men, and children. Recognized globally for our unmistakable iconic clog silhouette, we have taken the successful formula of a simple design aesthetic, paired it with modern comfort, and expanded into a wide variety of casual footwear products including sandals—wedges, flips, and slides—that meet the needs of the whole family. Our mission of “everyone comfortable in their own shoes” continued in 2020 with the fourth year of our global “Come As You Are™” campaign.

We offer a broad portfolio of all-season products, while remaining true to our core molded footwear heritage. The vast majority of Crocs™ shoes feature Croslite™ material, a proprietary, revolutionary technology that gives each pair of shoes the soft, comfortable, lightweight, non-marking, and odor-resistant qualities that our fans know and love.

At the heart of our brand’s DNA are our clogs, sandals, and Jibbitz™ charms. The Classic Clog, our most iconic style for adults and children, embodies our innovation in molding, simplicity of design, and all-day comfort. The unique feel of the Classic Clog can be experienced throughout the vast majority of our product line due to the use and design of Croslite™. Sandals are a natural extension of our brand, leveraging our signature molding technology to provide casual, comfortable footwear for a variety of wearing occasions. Jibbitz™ charms enhance the consumer experience by providing an outlet for customization and heightening our message of “Come As You Are™.”

We also use Croslite™ material formulations in connection with new material technologies used in our LiteRide™ collection, as we focus on visible comfort technology. LiteRide™ features comfort-focused, proprietary foam insoles which are soft, lightweight, and resilient.

We strive to provide our global consumers with comfortable, casual, colorful, and innovative footwear styles, with a focus on molded product. Our collections address many wearing occasions and meet the needs of the entire family. We enjoy licensing partnerships with Disney, including Marvel and Lucasfilm, Universal Studios, Nintendo, and Warner Bros., among others, which allow us to bring popular global franchises and characters to life on our product in a fun, exciting way.

Environmental, Social, and Governance (“ESG”) Initiatives

As one of the world’s largest footwear companies, we strive to make a positive impact on the global footwear industry and our planet by committing to transparent, socially conscious, and sustainable business practices.

Through our ESG Program, we expect to continue to advance our sustainable business practices with the goal of consistently delivering products that exceed customer and consumer expectations. We believe the progress of our ESG efforts is best served by disclosing goals and relevant metrics, and, to this end, we are aligning our program with the United Nations Sustainable Development Goals (“SDGs”) and the Sustainability Accounting Standards Board (“SASB”) framework for reporting and disclosure in order to establish specific goals, targets, and policies to enhance our ESG progress.

Environmental

We are committed to reducing our impact on the environment by focusing on sustainability initiatives in our operations and throughout our supply chain and product lifecycle.

In 2020, we identified four key areas of focus: (i) incorporating more sustainable product ingredients; (ii) disclosing efforts and progress towards reducing greenhouse gas (“GHG”) emissions, energy, water consumption, and waste; (iii) transitioning to more environmentally friendly packaging; and (iv) exploring sustainable solutions for product end of life.

We have also joined the Sustainable Apparel Coalition (“SAC”) for the purpose of baselining and establishing goals across emissions, energy and water use, and waste reduction/disposal for both our internal brand activities as well as our factory partners. Crocs is also working to align with Science-Based Targets for the purpose of developing meaningful GHG emissions reduction goals that support the prevention of climate change.

Social

Human Capital

At Crocs, our vision to make “everyone comfortable in their own shoes” starts with our people. As of December 31, 2020, we employed approximately 4,600 employees in the Americas, EMEA, and Asia Pacific. This includes approximately 2,600 employees in our retail stores, 1,000 employees at our corporate/regional offices, and 1,000 employees at our distribution centers.

We are committed to the health and safety of our employees and customers. In response to COVID-19, our corporate offices, retail stores, and distribution centers have implemented various elevated safety protocols, in accordance with local guidelines and regulations, including temperature checks, mandatory mask policies, social distancing, access to hand sanitizer, plexiglass partitions, and enhanced cleaning of the facilities. To support our workforce, we also implemented a supplemental sick policy for our U.S. workforce with additional hours available for paid time off related to COVID-19.

To ensure that we remain an employer of choice for what we believe is the most talented workforce in the footwear industry, we have implemented initiatives across our business and geographies to develop leadership capabilities, enable meaningful professional experiences, offer a compelling employee value proposition, and create a transparent, collaborative culture that “celebrates one-of-a-kinds and stands together with all different kinds.” We are also committed to an equitable total rewards philosophy as well as pay transparency in all regions.

We are proud of our culture of inclusion, which encompasses regular employee listening, employee-led inclusivity councils, and diversity at all levels. Crocs strives to create a culture of inclusion where employees can freely contribute equally regardless of gender, age, ethnicity, disability, or sexual orientation. Our Code of Ethics codifies these values.

Investing in talent is a key component of our human capital strategy. Crocs is committed to identifying and developing the next generation of leadership. We conduct an annual talent and succession review with our CEO and Board of Directors (“Board”) with a focus on accelerating talent development, strengthening succession pipelines, and advancing diversity representation for our most critical roles.

We continue to emphasize employee development and training. We have established a culture of learning and development, with robust training at all levels on a wide range of topics from Leading for Respect and Inclusion, Thriving through Adversity (for instance, during the COVID-19 pandemic), Leading for Innovation, and Facilitating Team Communication.

Crocs is committed to providing an employee value proposition that is compelling, market-competitive, and performance-based. Our compensation programs, practices, and policies reflect our commitment. We aim to generally position total direct compensation within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent.

Our regular employee engagement surveys reflect a highly engaged global workforce, with, among others, high scores returned by employees recommending “Crocs as a great place to work” and saying “it is easy for people with diverse backgrounds to be accepted.”

Social Capital

At Crocs, we strive to ensure our products are sourced, produced, and delivered to our customers in a manner that upholds international labor and human rights standards. To this end, we have implemented measures to ensure our supply chain complies with these standards, including utilizing internal and external parties to conduct both scheduled and unannounced social compliance reviews. We also maintain a factory Social Compliance Code of Conduct and a certification process – our contracted factories and direct suppliers sign an annual Statement of Compliance, verifying that their operations are in compliance with all local laws and customs regarding hiring practices, wages, and working conditions, as well as our Code of Conduct.

We also monitor chemicals and substances in our supply chain for compliance with legal and regulatory requirements consistent with our Restricted Substances Policy and expect our contracted factories and suppliers to take a proactive stance in eliminating any hazardous chemicals or substances in the manufacture of Crocs products.

Community

Giving back to the community is extremely important to us. Through our global “Crocs Cares” program, we focus on providing shoes to address human needs, funds to support those in need, and time to enable our employees to support their local communities. To this end, we have donated over one million pairs of shoes in the past five years, and in 2020 donated over 860,000 pairs of shoes to frontline healthcare workers and other organizations as part of our “A Free Pair for Healthcare” program.

Governance

At Crocs, we have strong corporate governance mechanisms in place, along with robust internal controls over our financial reporting framework. We also have Enterprise Risk Management and Ethics & Compliance program frameworks, with regular updates provided to our Board committees as well as our Board. For our ESG efforts, Crocs has established an ESG/sustainability management and oversight framework under the direction of our Executive Vice President, Chief Legal & Risk Officer. The Governance and Nominating Committee of our Board oversees our ESG efforts.

Our commitment to diversity and inclusion is reflected in our Board, comprised of 38% female members as of December 31, 2020. We are continuing efforts to expand our Board’s diversity.

Sales and Marketing

We run our business across three geographic regions: the Americas, Asia Pacific, and Europe, Middle East, and Africa (“EMEA”), which are discussed in more detail in “Business Segments and Geographic Information” below. We prioritize five core markets including: (i) the U.S., (ii) Japan, (iii) China, (iv) South Korea, and (v) Germany. These countries represent key geographies where we believe the greatest opportunities for growth exist. We also concentrate our marketing efforts on these countries, to increase customer awareness of both our brand and our full product range.

Each season, we focus on presenting a compelling brand story and experience for our new product introductions as well as our on-going core products. We employ social and digital marketing centered on showcasing our clog and sandal silhouettes and our Jibbitz™ charms. We are growing our clog silhouette with new colors, graphics, licensed images, embellishments, and accessories, such as Jibbitz™ charms, that allow for personalization. We are expanding our sandal offerings as we pursue a greater share of a large market that currently has no clear global leader. We are continuing to invest in designer, celebrity, and brand collaborations, as well as celebrity brand ambassadors to raise consumer engagement with our brand. See Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information on total marketing costs for the year.

Distribution Channels

The broad appeal of our footwear has allowed us to market our products in more than 80 countries through three distribution channels: wholesale, retail, and e-commerce. Our wholesale channel includes domestic and international multi-brand retailers, mono-branded partner stores, e-tailers, and distributors; our retail channel consists of company-operated stores; and our e-commerce channel includes company-operated e-commerce sites and third-party marketplaces.

Wholesale Channel

During the years ended December 31, 2020, 2019, and 2018, 50.0%, 53.3%, and 53.1% of revenues, respectively, were derived through our wholesale channel. Our wholesale channel includes domestic and international, multi-brand, brick-and-mortar retailers, e-tailers, and distributors in certain countries, including partner store operators. Brick-and-mortar customers typically include family footwear retailers, national and regional retail chains, sporting goods stores, and independent footwear retailers. In 2020, as a result of the COVID-19 pandemic, many of our wholesale brick-and-mortar retailers were closed for a portion of the year.

Outside the U.S., we use distributors when we believe such arrangements are economically preferable to direct sales. Distributors purchase products pursuant to a price list and are granted the right to resell those products in a defined territory, usually a country or group of countries. Our typical distribution agreements have terms of one to five years and can be terminated or renegotiated if minimum requirements or other terms are not met. In 2020, as a result of the COVID-19 pandemic, many of our distributors’ stores were closed for a portion of the year and in many cases experienced lower traffic due to the decline in tourism.

No single wholesale customer accounted for 10% or more of our total revenues for any of the years ended December 31, 2020, 2019, and 2018.

Retail Channel

During the years ended December 31, 2020, 2019, and 2018, 24.1%, 28.2%, and 30.1%, respectively, of our revenues were derived through our retail channel. During 2020, as a result of the COVID-19 pandemic, our global retail stores were closed for a portion of the year. However, the vast majority of our stores were open as of December 31, 2020. We operate our retail channel through three platforms: company-operated full-price retail stores, outlet stores, and store-in-store locations. With the continued worldwide consumer shift toward e-commerce, we are carefully managing our retail fleet, especially full-priced retail stores. As of December 31, 2020, we had 351 company-operated stores. See Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for information on store locations by platform.

Full-Price Retail Stores

Our company-operated full-price retail stores allow us to effectively showcase the full extent of our product range to consumers and provide us with the opportunity to interact with those consumers directly. We believe the optimal location for our full-price retail stores is in high foot-traffic shopping malls or districts.

Outlet Stores

Our company-operated outlet stores allow us to sell discontinued and overstocked merchandise directly to consumers at discounted prices. We also sell full-priced products in certain of our outlet stores as well as built-for-outlet products. Outlet stores are generally located within outlet shopping centers.

Store-in-Store Locations

Our company-operated store-in-store locations allow us to market specific product lines, with flexibility to tailor products to consumer preferences in shopping malls and other high foot-traffic areas. With efficient use of retail space, and limited fixed cost and capital investment, we believe store-in-store locations can be effective vehicles for selling our products in certain geographic areas.

Company-Operated Retail Stores

The following table illustrates the net change during 2020 in the number of our company-operated retail stores by reportable operating segment and country:

	December 31, 2019	Opened	Closed	December 31, 2020
Americas
United States	153	2	1	154
Canada	9	—	1	8
Puerto Rico	3	—	—	3
Total Americas	165	2	2	165
Asia Pacific
Korea	85	5	—	90
China	23	1	6	18
Japan	12	—	—	12
Singapore	17	—	—	17
Australia	7	1	8	—
Hong Kong	1	—	1	—
Total Asia Pacific	145	7	15	137
EMEA
Russia	30	2	6	26
Germany	15	—	1	14
France	6	—	2	4
Austria	4	—	1	3
The Netherlands	2	—	—	2
Total EMEA	57	2	10	49
Total	367	11	27	351

E-commerce Channel

As of December 31, 2020, we offered our products through 13 company-operated e-commerce sites worldwide and also on third-party marketplaces. During the years ended December 31, 2020, 2019, and 2018, 25.9%, 18.5%, and 16.8%, respectively, of our revenues were derived through this channel. Our e-commerce presence facilitates increased access to our consumers and provides us with an opportunity to educate them about our products and brand. We continue to leverage increasingly sophisticated digital marketing activities to enhance the consumer experience and drive sales, thereby benefiting from the continued migration of consumers to online shopping.

Business Segments and Geographic Information

We have three reportable operating segments based on the geographic nature of our operations: the Americas, Asia Pacific, and EMEA. See Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 — Operating Segments and Geographic Information in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for financial information related to our operating segments.

Raw Materials

Croslite™, our proprietary closed-cell resin brand, incorporates the primary material formulations used in the vast majority of our footwear and some of our accessories. Our Croslite™ materials are formulated to create soft, comfortable, lightweight, non-marking, and odor-resistant footwear. We continue to invest in research and development to refine our materials to enhance these properties and develop new properties for specific applications.

Croslite™ is produced by compounding elastomer resins purchased from major chemical manufacturers, together with certain other production inputs such as color dyes. Multiple suppliers produce the elastomer resins used in the Croslite™ material. In the future, we may identify and utilize materials produced by other suppliers as an alternative to, or in addition to, those elastomer resins. All of the other raw materials that we use to produce the Croslite™ formulations are readily available for purchase from multiple suppliers.

Some of the products we offer are constructed using leather, textile fabrics, or other material formulations, such as those we brand LiteRide™. These materials are obtained from a number of third-party sources and we believe these materials are also broadly available.

Sourcing

Our strategy is to maintain a flexible, globally-diversified, cost-efficient third-party manufacturing base. We source our inventory production from multiple third-party manufacturers, primarily in Vietnam and China. During the years ended December 31, 2020, 2019, and 2018, our largest third-party manufacturer, operating in both Vietnam and China, produced approximately 46%, 38%, and 45%, respectively, and our second largest third-party manufacturer, also operating in both Vietnam and China, produced approximately 22%, 17%, and 15%, respectively, of our footwear unit volume. We believe that the manufacturing capabilities required to produce our footwear are broadly available. See the risk factor under “Risks Related to International Operations — We depend solely on third-party manufacturers located outside of the U.S.” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for information on risks associated with sourcing.

Distribution and Logistics

We strive to enhance our distribution and logistics network to further streamline our supply chain, increase our speed to market, and lower operating costs. As of December 31, 2020, we principally stored our finished goods inventory in company-operated warehouses and distribution and logistics facilities located in the U.S. and the Netherlands, as well as in a leased third-party operated distribution center in Japan. During 2020, we increased throughput as a result of the prior year move of our U.S. distribution center from Ontario, California to Dayton, Ohio, and we expanded the Ohio campus to further increase our distribution capacity in the Americas. In 2020, construction began on a new EMEA distribution center in the Netherlands, which is expected to be fully operational in 2021, and we completed the relocation of our third-party operated Asia Pacific distribution center within Japan. We also utilized third-party operated distribution centers located in China, Australia, Korea, Singapore, India, Russia, and Brazil. As of December 31, 2020, our company-operated and leased warehouse and distribution facilities provided us with 1.8 million square feet, and our third-party operated distribution facilities provided us with 0.5 million square feet, with additional area available based on inventory levels. We also ship directly to certain of our wholesale customers from our third-party manufacturers, and certain distributors pick up orders directly from our third-party manufacturers.

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

In the U.S., our patents are generally in effect for up to 20 years from the date of filing the patent application. Our trademarks registered within and outside of the U.S. are generally valid as long as they are in use and their registrations are properly maintained and have not been found to have become generic. We believe our trademarks and patents are crucial to the successful marketing and sale of our products. We strategically register, both domestically and internationally, the trademarks and patents covering certain product designs and branding that we utilize today. We aggressively police our patents, trademarks, and copyrights and pursue those who infringe upon them, both domestically and internationally, as we deem necessary.

We consider the formulations of the materials used to produce our footwear covered by our trademark Croslite™ and LiteRide™, among others, valuable trade secrets. The material formulations are manufactured through a process that combines a number of components in various proportions to achieve the properties for which our products are known. We use multiple suppliers to source these components but protect the formulations by using an exclusive supply agreement for key components, confidentiality agreements with our third-party processors, and by requiring our employees to execute confidentiality agreements concerning the protection of our confidential information. Other than our third-party processors, we are unaware of any third party using our formulations in the production of footwear. We believe the comfort and utility of our products depend on the properties achieved from the compounding of the Croslite™ and LiteRide™ materials, which constitutes a key competitive advantage for us, and we intend to continue to vigorously protect these trade secrets.

We also actively combat counterfeiting and other infringements of our brand by monitoring the global marketplace. We use our employees, sales representatives, distributors, and retailers, as well as outside investigators, attorneys, and customs agents, to police against infringing products by encouraging them to notify us of any suspect products and to assist law enforcement agencies. Our sales representatives and distributors are also educated on our patents, pending patents, trademarks, and trade dress to assist in preventing potentially infringing products from obtaining retail shelf space. The laws of certain countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the U.S., and, therefore, we may have difficulty obtaining legal protection for our intellectual property in certain foreign jurisdictions.

Competition

The global casual, athletic, and fashion footwear markets are highly competitive. Although we do not believe that we compete directly with any single company with respect to the entire spectrum of our products, we believe portions of our wholesale, retail, and e-commerce businesses compete with companies including, but not limited to: NIKE, Inc., adidas AG, Under Armour, Inc., Deckers Outdoor Corporation, Skechers USA, Inc., Steven Madden, Ltd., Wolverine World Wide, Inc., and VF Corporation. Our company-operated retail locations and e-commerce sites also compete with some of our wholesale partners.

The principal elements of competition in these markets include brand awareness, product functionality, design, comfort, quality, price, customer service, and marketing and distribution. We believe that our unique footwear designs, our material formulations, our prices, our product line, and our distribution network position us well in the marketplace. However, a number of companies in the casual footwear industry have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with wholesalers, longer operating histories, greater distribution capabilities, stronger brand recognition, and greater marketing resources than we have. See the risk factor under “Risks Related to our Products — We face significant competition” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for more information.

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

Risks Related to Our Products

Our success depends substantially on the value of our brand; failure to strengthen and preserve this value, either through our actions or those of our business partners, could have a negative impact on our financial results.

We believe much of our success has been attributable to the strength of the Crocs global brand. To be successful in the future, particularly outside of the U.S., where the Crocs global brand may be less well-known or perceived differently, we believe we must timely and appropriately respond to changing consumer demand and leverage the value of our brand across all sales channels. We may have difficulty managing our brand image across markets and international borders as certain consumers may perceive our brand image to be out of style, outdated, or otherwise undesirable. Maintaining, promoting, and growing our brand will depend on our design and marketing efforts, including product innovation and quality, advertising and consumer campaigns, as well as our ability to adapt to a rapidly changing media environment, including our reliance on social media and digital dissemination of advertising campaigns.

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

Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brand image, undermine consumer confidence in us, and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Negative claims or publicity involving us, our products, or any of our key employees, endorsers, or business partners could materially damage our reputation and brand image, regardless of whether such claims are accurate. Social media, which accelerates and potentially amplifies the scope of negative publicity, can accelerate, and increase the impact of, negative claims. Further, business incidents that erode consumer trust, such as perceived product safety issues, whether isolated or recurring, in particular incidents that receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our business and financial results. Additionally, counterfeit reproductions of our products or other infringement of our intellectual property rights, including unauthorized uses of our trademarks by third parties, could harm our brand and adversely impact our business.

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

In producing new footwear models, we may encounter difficulties that we did not anticipate during the product development stage. If we are not able to efficiently manufacture new products in quantities sufficient to support wholesale, retail, and e-commerce distribution, we may not be able to recover our investment in the development of new styles and product lines, and we would continue to be subject to the risks inherent to having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new style may depend on our pricing. We may introduce products that are not popular, set the prices of new styles too high for the market to bear, or we may not provide the appropriate level of marketing in order to educate the market and potential consumers about our new products. Achieving market acceptance will require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general and administrative expenses. There can be no assurance that we will have the resources necessary to undertake such efforts effectively or that such efforts will be successful. Failure to gain market acceptance for new products could impede our ability to maintain or grow current revenue levels, reduce profits, adversely affect the image of our brand, erode our competitive position, and result in long-term harm to our business and financial results.

Failure to adequately protect our trademarks and other intellectual property rights and counterfeiting of our brand could divert sales, damage our brand image and adversely affect our business.

We utilize trademarks, trade names, copyrights, trade secrets, issued and pending patents and trade dress, and design rights on nearly all of our products. We believe that having distinctive marks that are readily identifiable trademarks and intellectual property is important to our brand, our success, and our competitive position. The laws of some countries, for example, China, do not protect intellectual property rights to the same extent as do U.S. laws. We frequently discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging another party’s products on the basis of trademark or design or utility patent infringement or other infringement, particularly in some foreign countries, or if we are required to change our name or use a different logo, or it is otherwise found that we infringe on others intellectual property rights, continued sales of such competing products by third parties could harm our brand or we may be forced to cease selling certain products, which could adversely impact our business, financial condition, revenues, and results of operations by resulting in the shift of consumer preference away from our products. If our brand is associated with inferior counterfeit reproductions, the integrity and reputation of our brand could be adversely affected. Furthermore, our efforts to enforce our intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. We may face significant expenses and liability in connection with the protection of our intellectual property, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

We also rely on trade secrets, confidential information, and other unpatented proprietary rights and information related to, among other things, the Croslite™ material formulations and product development, particularly where we do not believe patent protection is appropriate or obtainable. Using third-party manufacturers and compounding facilities may increase the risk of misappropriation of our trade secrets, confidential information, and other unpatented proprietary information. The agreements we use in an effort to protect our intellectual property, confidential information, and other unpatented proprietary information may be ineffective or insufficient to prevent unauthorized use or disclosure of such trade secrets and information. A party to one of these agreements may breach the agreement, and we may not have adequate remedies for such breach. As a result, our trade secrets, confidential information, and other unpatented proprietary rights and information may become known to others, including our competitors. Furthermore, our competitors or others may independently develop or discover such trade secrets and information, which would render them less valuable to us.

Failure to continue to obtain or maintain high-quality endorsers of our products could harm our business.

We establish relationships with both celebrity endorsers and design, celebrity, and brand collaborators to develop, evaluate, and promote our products, as well as strengthen our brand. In a competitive environment, the costs associated with establishment and retention of these relationships may increase. If we are unable to maintain current associations and/or to establish new associations in the future, this could adversely affect our brand visibility and strength and result in a negative impact to financial results. In addition, actions taken by celebrity endorsers and collaborators associated with our products that harm the public image and reputations of those endorsers and collaborators could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition.

We rely on technical innovation to compete in the market for our products.

Our success relies on continued innovation in both materials and design of footwear, such as our branded Croslite™ and LiteRide™ materials. Research and development is a key part of our continued success and growth, and we rely on experts to develop and test our materials and products. Croslite™, our branded proprietary closed-cell resin, is the primary raw material used in the vast majority of our footwear and some of our accessories. Croslite™ is carefully formulated to create soft, durable, extremely lightweight, and water-resistant footwear that conforms to the shape of the foot and increases comfort. We continue to invest in research and development in order to refine our materials to enhance these properties and to develop new properties for specific applications. We strive to produce footwear featuring fun, comfort, color, and functionality. If we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.

Risks Related to the Economy

The COVID-19 pandemic has had an adverse impact, and may have a future material adverse impact, on our business, operations, liquidity, financial condition, and results of operations.

In 2020, the COVID-19 pandemic drove global uncertainty and disruption and has spread throughout the geographic regions in which we run our business and where our suppliers, third-party manufacturers, retail stores, wholesale customers, and consumers are located. The pandemic has had a material impact on our retail and wholesale channel revenues, predominately in the first half of 2020, and the total impact of the pandemic on us will depend on developments outside of our control, including, among other factors, the duration and spread of the outbreak, actions that may be taken by governmental authorities to contain the outbreak or mitigate its impact, including related restrictions on movement and commercial activities, the economic or other impacts on our wholesale partners, the impact on and recovery time of our supply chain, consequential staffing shortages, manufacturing delays and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets.

While the vast majority of our company-operated stores, our partner stores, and our wholesale partner stores were open as of December 31, 2020, some may close again upon additional COVID-19 outbreaks. At this time, we cannot reasonably estimate the length of time of any remaining closures, if further closures will occur, or if consumers will return to purchasing our products at historical levels in retail locations. The inability to sell our products in our retail or wholesale channels has had and may continue to have a material adverse effect on our revenues and results of operations.

We also rely upon the facilities of our third-party manufacturers outside of the U.S. to support our business as well as to export our products throughout the world. As a result of COVID-19 and the measures designed to contain the spread of the virus, our third-party manufacturers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications, which may negatively impact our ability to manage inventories. If our third-party manufacturers’ operations are curtailed, we may need to seek alternate manufacturing sources, which may be unavailable, more expensive, or face the same constraints. The possibility of and the duration of any production or supply chain disruption, and related financial impact, if any, cannot be estimated at this time. Should any production and distribution closures continue for an extended period of time, the impact on our global supply chain could have a material adverse effect on our results of operations and cash flows. See the risk factor under “Risks Related to International Operations — We depend solely on third-party manufacturers located outside the U.S.” for more information.

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
•our ability, if necessary, to reduce operating costs and conserve cash;
•our inability to obtain additional rent and other relief from our landlords if additional retail stores close in response to another outbreak, which may involve litigation or other disruptions;
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
•operational risk, including, but not limited to, cybersecurity risks as a result of extended remote work arrangements and restrictions on employee travel; and

•we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.
The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future business, operations, liquidity, financial condition, and results of operations remain uncertain at this time.

Risks Related to Our Supply Chain

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers’ orders, either of which could adversely affect our business.

The footwear industry is subject to cyclical variations, consolidation, contraction and closings, as well as fashion trends, rapid changes in consumer preferences, the effects of weather, general economic conditions, including as a result of the COVID-19 pandemic, and other factors affecting consumer demand. In addition, purchase orders from our wholesale customers are generally subject to rights of cancellation and rescheduling by the wholesaler. These factors make it difficult to forecast consumer demand. If we overestimate demand for our products, we may be forced to liquidate excess inventories at discounted prices resulting in losses or lower gross margins. Conversely, if we underestimate consumer demand, we could have inventory shortages, which can result in lower sales, delays in shipments to customers, expedited shipping costs, and adversely affect our relationships with our customers and diminish brand loyalty. Excess inventory, or any failure on our part to satisfy increased demand for our products, could adversely affect our business and financial results.

Our third-party manufacturing operations must comply with labor, trade, and other laws. Failure to do so may adversely affect us.

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

In addition, if we or our third-party manufacturers violate U.S. or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import, or the loss of our import privileges. Possible violations of U.S. or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, and fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results. We cannot predict whether additional U.S. or foreign customs quotas, duties, taxes other charges, or restrictions will be imposed upon the importation of foreign produced products in the future or what effect such actions could have on our business or results. See the risk factor under “Risks Related to International Operations — We depend solely on third-party manufacturers located outside the U.S.” for more information.

We depend on a number of suppliers for key production materials, and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.

We depend on a number of sources for the primary materials used to make our footwear. We source the elastomer resins that constitute the primary raw materials used in compounding our Croslite™ and LiteRide™ formulations, which we use to produce our various footwear products, from multiple suppliers. If the suppliers we rely on for elastomer resins were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production schedules. We are also subject to market conditions related to supply and demand for our raw materials and any resulting shortages in supply, including those that may be caused by the COVID-19 pandemic. We may have to pay substantially higher prices in the future for the elastomer resins or any substitute materials we use, which would increase our production costs and could have an adverse impact on our product margins. If we are unable to obtain suitable elastomer resins, or if we are unable to procure sufficient quantities of the materials that go into the Croslite™ and LiteRide™ formulations, we may not be able to meet our production requirements in a timely manner or may need to modify our product characteristics, which could result in less favorable market acceptance, lost potential sales, delays in shipments to customers, strained relationships with customers, and diminished brand loyalty.

Risks Related to International Operations

Changes in foreign exchange rates, most significantly but not limited to the Euro, Russian Ruble, Brazilian Real, South Korean Won, Japanese Yen, or other global currencies could have a material adverse effect on our business and financial results.

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

Further, our ability to sell our products in foreign markets and the USD value of the sales made in foreign currencies can be significantly influenced by changes in exchange rates. A decrease in the value of foreign currencies relative to the USD could result in lower revenues, gross margin compression, and increased losses from currency exchange rates. Foreign exchange rate volatility could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. We pay the majority of our third-party manufacturers, located primarily in Vietnam and China, in USD. In 2020, we experienced decreases of approximately $5.7 million in our Americas segment revenues, primarily as a result of decreases in the value of the Brazilian Real relative to the USD, approximately $3.0 million in our Asia Pacific segment revenues as a result of decreases in the value of Asian currencies relative to the USD, and a decrease of approximately $1.9 million in our EMEA revenues, primarily as a result of decreases in the Russian Ruble relative to the USD. Strengthening of the USD against Asian and European currencies, and various other global currencies, adversely impacts our USD reported results due to the impact on foreign currency translation. While we enter into foreign currency exchange forward contracts to reduce our exposure to changes in exchange rates on monetary assets and liabilities, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and, as a result, our forward contracts may not prove effective in reducing our exposures.

We conduct significant business activity outside the U.S., which exposes us to risks of international commerce.

A significant portion of our revenues is generated from foreign sales. Our ability to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations. We operate retail stores and sell our products to retailers outside of the U.S. and utilize foreign-based third-party manufacturers. Foreign manufacturing and sales activities are subject to numerous risks, including

•tariffs, anti-dumping fines, import and export controls, and other non-tariff barriers such as quotas and local content rules;
•delays associated with the manufacture, transportation, and delivery of products;
•increased transportation costs due to distance, energy prices, or other factors;
•delays in the transportation and delivery of goods due to increased security concerns;
•restrictions on the transfer of funds;
•restrictions and potential penalties due to privacy laws on the handling and transfer of consumer and other personal information;
•changes in governmental policies and regulations;
•political unrest, changes in law, terrorism, natural disasters, public health issues like the COVID-19 pandemic, or war, any of which can interrupt commerce;
•potential violations of U.S. and foreign anti-corruption and anti-bribery laws by our employees, business partners or agents, despite our policies and procedures relating to compliance with these laws;
•expropriation and nationalization;
•difficulties in managing foreign operations effectively and efficiently from the U.S.;

•difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions;
•longer accounts receivable payment terms and difficulties in collecting foreign accounts receivables;
•difficulties in enforcing contractual and intellectual property rights;
•greater risk that our business partners do not comply with our policies and procedures relating to labor, health, and safety; and
•increased accounting and internal control costs.

In addition, we are subject to customs laws and regulations with respect to our export and import activity, which are complex and vary within legal jurisdictions in which we operate. We cannot ensure there will be not be a control failure around customs enforcement despite the precautions we take. We are currently subject to audits by customs authorities. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our business and financial results. In addition, changes to U.S. trade laws may adversely impact our operations. These changes and any changes to the trade laws of other countries may add additional compliance costs and obligations and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes may have a material adverse impact on our business and results of operations. For more information, please see the risk factors under “Risks Related to International Operations — We depend solely on third-party manufacturers located outside the U.S.” and “Risks Specific to Our Company and Strategy — Our business relies significantly on the use of information technology. A significant disruption to our operational technology or data security breach could harm our reputation and/or our ability to effectively operate our business.”

Furthermore, as a global company, we are subject to foreign and U.S. laws and regulations designed to combat governmental corruption, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Violations of these laws and regulations could result in fines and penalties; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries; and a materially negative effect on our brand and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these foreign and U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there can be no assurance that our employees, business partners, or agents will not violate our policies.

We depend solely on third-party manufacturers located outside of the U.S.

All of our footwear products are manufactured by third-party manufacturers, the majority of which are located in Vietnam and China. We depend on the ability of these manufacturers to finance the production of goods ordered, maintain adequate manufacturing capacity, and meet our quality standards. We compete with other companies for the production capacity of our third-party manufacturers, and we do not exert direct control over the manufacturers’ operations. As such, from time to time we have experienced delays or inabilities to fulfill customer demand and orders. During the years ended December 31, 2020, 2019, and 2018, our largest third-party manufacturer, operating in both Vietnam and China, produced approximately 46%, 38%, and 45%, respectively, and our second largest third-party manufacturer, also operating in both Vietnam and China, produced approximately 22%, 17%, and 15%, respectively, of our footwear unit volume. We cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines, or meet our quality standards. Furthermore, disruption at the facilities of our third-party manufacturing partners as a result of COVID-19, including through the effects of facility closures, reductions in operating hours, labor shortages, and real-time changes in operating procedures, including additional cleaning and disinfection procedures, could have a material adverse effect on our supply chain. See the risk factor under “Risks Related to the Economy — The COVID-19 pandemic has had, and may continue to have, a material adverse impact on our business, operations, liquidity, financial condition, and results of operations.”

Foreign manufacturing is subject to additional risks, including transportation delays and interruptions, including those caused by the COVID-19 pandemic, work stoppages, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, changes in governmental policies and the imposition of tariffs, import and export controls, and other barriers. Because we ceased internal manufacturing in 2018, we can no longer offset any interruption or decrease in supply of our products by increasing production in internal manufacturing facilities, and we may not be able to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, more expensive transportation methods, such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in transportation costs. Increases in the price of petroleum products can increase our transportation costs and adversely affect our product margins.

In addition, because our footwear products are manufactured outside the U.S., the possibility of adverse changes in trade or political relations between the U.S. and other countries, political instability, increases in labor costs, changes in international trade agreements and tariffs, adverse weather conditions, or public health issues, such as the COVID-19 pandemic, could significantly interfere with the production and shipment of our products, which would have a material adverse effect on our operations and financial results.

We, similar to many other companies with overseas operations, import and sell products in other countries that could be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition, and results of operations.

Changes in global economic conditions may adversely affect consumer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.

Uncertainty about current and future global economic conditions may cause consumers and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability, and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and in specific markets, that may adversely affect the demand for our products including recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, public health issues like the COVID-19 pandemic, or other economic factors. If global economic and financial market conditions deteriorate, or remain weak, for an extended period of time, the following factors, among others, could have a material adverse effect on our business and financial results:

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
•A decrease in credit available to our wholesale or distributor customers, product suppliers and other service providers, or financial institutions that are counterparties to our Facility (as defined below) or derivative instruments may result in credit pressures, other financial difficulties, or insolvency for these parties, with a potential adverse impact on our business, our financial results, or our ability to obtain future financing.
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

Risks Specific to Our Company and Strategy

We may be unable to successfully execute our long-term growth strategy, maintain or grow our current revenue and profit levels, or accurately forecast demand and supply for our products.

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

Successfully executing our long-term growth and profitability strategy will depend on many factors, including our ability to

•strengthen and maintain our brand globally;
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
•attract and retain qualified wholesalers and distributors, including partner store operators;
•maintain and enhance our social digital marketing capabilities and digital commerce capabilities; and
•execute multi-channel advertising, marketing, collaboration, and social media campaigns to effectively communicate our message directly to our consumers and employees.

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

We rely heavily on the use of information technology systems and networks across all business functions, as do our business partners. The future success and growth of our business depend on streamlined processes made available through information systems, global communications, internet activity, and other network processes. We rely on third-party information services providers worldwide for many of our information technology functions including network, hardware, and software configuration. Additionally, we rely on internal networks and information systems and other technology, including the internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing, and collection of payments. We use information systems for certain human resource activities and to process our employee benefits, as well as to process financial information for internal and external reporting purposes and to comply with various reporting, legal, and tax requirements. Furthermore, the importance of such information technology systems and networks increased in 2020 due to many of our employees working remotely as a result of the COVID-19 pandemic. We also have outsourced a significant portion of work associated with our finance and accounting, human resources, customer service, and other information technology functions to third-party service providers. Despite our current security and cybersecurity measures, our systems and those of our third-party service providers may be vulnerable to information security breaches, acts of vandalism, computer viruses, credit card fraud, phishing, and interruption or loss of valuable business data, and we have been subject to, and will continue to be subject to, various third-party attacks and phishing scams. Any disruption to these systems or networks could result in product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of sales, significant costs for data restoration, the inability to interpret data timely to enhance operations, and other adverse impacts on our business and reputation. Denial of service attacks could also materially adversely affect our business.

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

In addition, the European Union’s General Data Protection Regulation, the California Consumer Privacy Act, and other similar evolving privacy laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. These regulations may harm or alter the operations of our e-commerce business, add additional compliance costs and obligations, and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes and the associated costs may have a material adverse impact on our business and results of operations.

If our online e-commerce sites, or those of our customers, do not function effectively, our business and financial results could be materially adversely affected.

An increasing amount of our products are sold on our e-commerce sites and third-party e-commerce sites. This shift to e-commerce further accelerated in 2020 as a result of COVID-19. Any failure on our part or on the part of third parties to provide effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of our products could place us at a competitive disadvantage, result in the loss of sales, and could have a material adverse impact on our business and financial results. Our e-commerce business may be particularly vulnerable to cyber threats including unauthorized access and denial of service attacks. Sales in our e-commerce channel may also divert sales from our retail and wholesale channels.

Our financial success depends in part on the strength of our relationships with, and the success of, our wholesale and distributor customers.

Our financial success is related to the willingness of our current and prospective wholesale and distributor customers to carry our products. We do not have long-term contracts with most wholesale customers, and sales to these customers are generally on an order-by-order basis and subject to cancellation and rescheduling. Our contracts with distributors typically have terms of one to five years and can be terminated or renegotiated if minimum requirements or other terms are not met. If we cannot fill orders in a timely manner, the sales of our products and our relationships may suffer. Alternatively, if our wholesalers or distributors experience diminished liquidity or other financial issues, we may experience a reduction in product orders, an increase in order cancellations and/or the need to extend payment terms, which could lead to larger outstanding balances, delays in collections of accounts receivable, increased expenses associated with collection efforts, increases in bad debt expenses, and reduced cash flows if our collection efforts are unsuccessful. We have recorded material allowances for doubtful accounts in the past and could do so again in the future. Additionally, in 2020, as a result of the COVID-19 pandemic, we recorded $4.1 million of bad debt expense associated with global distributors. Future problems with customers may have a material adverse effect on our product sales, financial condition, results of operations, and our ability to grow our product line.

Operating company-operated retail stores incurs substantial fixed costs. If we are unable to generate sales, operate our retail stores profitably, or otherwise fail to meet expectations, we may be unable to reduce such fixed costs and avoid losses or negative cash flows.

Opening and operating company-operated retail stores requires substantial financial commitments, including fixed costs, and are subject to numerous risks including consumer preferences, location, and other factors that we do not control. Declines in revenue and operating performance of our company-operated retail stores could cause us to record impairment charges and have a material adverse effect on our business and financial results. During 2020, we opened 11 and closed 27 retail stores, and we operated 351 retail stores at December 31, 2020. Additionally, during 2020, as a result of the COVID-19 pandemic, our global retail stores were closed for a portion of the year.

Many of our company-operated retail stores are located in shopping malls and outlet malls, and our success depends in part on obtaining prominent locations and the overall ability of the malls to successfully generate and maintain customer traffic. We cannot control the success of individual malls or store closures by other retailers, which may lead to mall vacancies and reduced customer foot-traffic. In addition, consumer spending and shopping preferences have shifted, and may continue to further shift, away from brick-and-mortar retail to e-commerce channels, both prior to, and as a result of, the COVID-19 pandemic, which may contribute to declining foot-traffic in company-operated retail locations. Continued reduced customer foot-traffic could reduce sales at our company-operated retail stores, including store-in-store locations, or hinder our ability to open retail stores in new markets, which could in turn negatively affect our business and financial results. Similarly, customer foot-traffic as a result of store closures, reduced operating hours, social distancing restrictions, and/or changes in consumer behavior as a result of the COVID-19 pandemic could also have a material adverse effect on our business and financial results. In addition, some of our company-operated retail stores occupy street locations that are heavily dependent on customer traffic generated by tourism.

Any substantial decrease in tourism, resulting from an economic slowdown, political, terrorism, social, or military events, natural disasters, public health issues like the COVID-19 pandemic, or otherwise, is likely to adversely affect sales in our existing stores.

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

Specifically, over the last several years, we have implemented numerous information systems designed to support various areas of our business, including a fully-integrated global accounting, operations, and finance enterprise resource planning system, and warehouse management, order management, and internet point-of-sale systems, as well as various interfaces between these systems and supporting back office systems. We have also moved to, and subsequently expanded, a new distribution center in Dayton, Ohio to serve our North American businesses and have planned a new company-operated distribution center in The Netherlands and new third-party operated distribution center in Japan to serve our EMEA and Asia Pacific businesses, respectively. As our business grows, we may also need to make further investments in business systems and distribution capabilities. Issues in implementing or integrating new business operations and new systems with our current operations, failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, issues with transitioning to or operating our new distribution centers, cost overruns, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, require significant additional capital investments to remediate, and may have an adverse effect on our business and financial results.

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

Extreme weather conditions, natural disasters, public health issues, or other events outside of our control could negatively impact our operating results and financial condition.

The effects of climate change, natural disasters such as earthquakes, hurricanes, tsunamis, or other adverse weather and climate conditions, and public health issues like the COVID-19 pandemic, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including damage to our supply chain, manufacturing or distribution centers, retail stores, changes in consumer preferences or spending priorities, and energy shortages, have in the past could in the future harm or disrupt our operations or the operations of our vendors, other suppliers, or customers, or result in economic instability that may negatively impact our operating results and financial condition. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses.

Our restated certificate of incorporation, amended and restated bylaws, and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of an investment in our stock.

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

Financial and Accounting Risks

We may be required to record impairments of long-lived assets or incur other charges relating to our company-operated retail operations.

Impairment testing of our retail stores’ long-lived assets requires us to make estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the fixed-cost structure associated with our retail operations, negative cash flows, or the closure of a store could result in impairment of leasehold improvements, impairment of right-of-use assets, impairment of other long-lived assets, write-downs of inventory, severance costs, significant lease termination costs or the loss of working capital, which could adversely impact our business and financial results. Impairment charges may increase as we continue to evaluate our retail operations. In 2020, we recorded $20.0 million of impairments to our long-lived assets for a retail store in New York City and $1.1 million to our long-lived assets for our former corporate headquarters. The recording of additional impairments in the future may have a material adverse impact on our business and financial results.

Our quarterly revenues and operating results are subject to fluctuation as a result of a variety of factors, which could increase the volatility of the price of our common stock.

Quarterly results may also fluctuate as a result of several factors, including new style introductions, general economic conditions, or changes in consumer preferences. Results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year. This could lead to results outside of analyst and investor expectations, which could increase volatility of our stock price.

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

In March 2020, the Financial Accounting Standards Board issued guidance related to reference rate reform to help facilitate the market transition from existing reference rates to alternative rates. This guidance was available for adoption at the time of its issuance, but we did not adopt it in the year ended December 31, 2020. Further, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates, including SOFR, or other reforms may adversely affect the trading market for LIBOR-based securities, including ours. Furthermore, if LIBOR ceases to exist or a replacement rate is used to determine the interest rate on borrowings under our Credit Agreement, our borrowing cost may increase materially. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.

As the future of LIBOR at this time is uncertain, the potential effect of any future changes cannot yet be determined but may have an adverse impact on our interest expense and, thus, our results of operations.

The risks of maintaining significant cash abroad could adversely affect our cash flows in the U.S., our business, and financial results.

We have substantial cash requirements in the U.S., but a significant portion of our cash is generated and held abroad. We generally consider unremitted earnings of subsidiaries operating outside the U.S. to be indefinitely reinvested, and it is not our current intent to change this position. Cash held outside of the U.S. is primarily used for the ongoing operations of the business in the locations in which the cash is held. Most of the cash held outside of the U.S. could be repatriated to the U.S., and under the U.S. Tax Cuts and Jobs Act (the “Tax Act”), could be repatriated without incurring additional U.S. federal income taxes, although some states will continue to subject cash repatriations to income tax. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive and administrative offices are located at 13601 Via Varra, Broomfield, Colorado 80020. We lease all of our domestic and international facilities. We currently enter into short-term and long-term leases for office, warehouse, and retail, including store-in-store, space. The terms of our leases include fixed monthly rents and/or contingent rents based on percentage of revenues for certain of our retail locations, and expire at various dates through the year 2033. The general location, use, and approximate size of our principal properties, and the reportable operating segment are given below.

Location	Reportable Operating Segment	Use	Approximate Square Feet
Dayton, Ohio	Americas	Warehouse	1,270,000
Dordrecht, the Netherlands (1)	EMEA	Warehouse	517,000
Rotterdam, the Netherlands (1)	EMEA	Warehouse	284,000
Narita, Japan	Asia Pacific	Warehouse	156,000
Broomfield, Colorado	Americas	Corporate headquarters and regional office	88,000
Hoofddorp, the Netherlands	EMEA	Regional office	29,000
Singapore	Asia Pacific	Regional office	17,000
Westwood, Massachusetts	Americas	Global commercial center	16,000
(1) In 2019 and 2020, we entered into a lease agreement and subsequent amendments for a new distribution center in Dordrecht, the Netherlands, which is expected to replace to our existing distribution center in Rotterdam, the Netherlands in 2021.

Aside from the principal properties listed above, we lease various other offices and distribution centers worldwide to meet our sales and operational needs. We also lease 351 retail locations worldwide as of December 31, 2020. See Item 1. Business of this Annual Report on Form 10-K for further discussion regarding global company-operated stores.

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

Performance Graph

The following performance graph illustrates a five-year comparison of cumulative total return of our common stock, the Nasdaq Composite Index and the Dow Jones U.S. Footwear Index from December 31, 2015 through December 31, 2020. The graph assumes an investment of $100.00 on December 31, 2015 and assumes the reinvestment of all dividends and other distributions.

Comparison of Cumulative Total Return on Investment

$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
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

Holders

The approximate number of stockholders of record of our common stock was 69 as of February 16, 2021.

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

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1-31, 2020	25,000	$52.55	25,000	$468,172,495
November 1-30, 2020
Open market or privately negotiated purchases	98,310	54.51	98,310	462,815,330
November 2020 ASR (2)	1,530,113	81.69	1,530,113	337,815,330
December 1-31, 2020	—	—	—	337,815,330
Total (3)	1,653,423	$79.64	1,653,423	$337,815,330
(1) On February 20, 2018, the Board approved and authorized a program to repurchase up to $500.0 million of our common stock, and on May 5, 2019, the Board approved an increase to the repurchase authorization of an additional $500.0 million of our common stock. As of December 31, 2020, approximately $337.8 million remained available for repurchase under our share repurchase authorization. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our Facility, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.
(2) In November 2020, we entered into an accelerated share repurchase arrangement (“ASR”) to repurchase $125.0 million of our common stock. In exchange for an up-front payment of $125.0 million, the financial institution that was party to the ASR committed to deliver to us shares of our common stock during the ASR’s purchase period, which ended in January 2021. At the inception of the arrangement, 1.5 million shares were delivered and retired at an average price of $81.69 (note that this average price is based on a partial share delivery in 2020). Subsequently, the purchase period ended in January 2021, at which time an additional 0.5 million shares were delivered and retired. The average price paid per share for the complete ASR, which includes shares delivered in January 2021, was $62.76.
(3) The total average price paid per share of $79.64 for the three months ended December 31, 2020 is based on the November 2020 initial share delivery under our ASR (see footnote (2)). The total average price paid per share for the three months ended December 31, 2020, including the impact of the final ASR share delivery in January 2021, was $62.25.

ITEM 6. Selected Financial Data

The following table presents selected historical financial data for each of our last five years. The information in this table should be read in conjunction with our consolidated financial statements and accompanying notes presented in Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Revenues	$1,385,951	$1,230,593	$1,088,205	$1,023,513	$1,036,273
Cost of sales	636,003	613,537	528,051	506,292	536,109
Gross profit	749,948	617,056	560,154	517,221	500,164
Gross margin	54.1%	50.1%	51.5%	50.5%	48.3%
Selling, general and administrative expenses	514,753	488,407	495,028	494,601	503,174
Selling, general and administrative expenses as a % of revenues	37.1%	39.7%	45.5%	48.3%	48.6%
Asset impairments (1)	21,071	—	2,182	5,284	3,144
Income (loss) from operations	$214,124	$128,649	$62,944	$17,336	$(6,154)
Income (loss) before income taxes	$206,979	$119,322	$65,157	$18,180	$(7,213)
Income tax expense (benefit) (2)	(105,882)	(175)	14,720	7,942	(9,281)
Net income (loss)	312,861	119,497	50,437	10,238	(16,494)
Dividends on Series A convertible preferred stock(2)	—	—	(108,224)	(12,000)	(12,000)
Dividend equivalents on Series A convertible preferred stock related to redemption value accretion and beneficial conversion feature (3)	—	—	(11,429)	(3,532)	(3,244)
Net loss attributable to common stockholders	$312,861	$119,497	$(69,216)	$(5,294)	$(31,738)
Net income (loss) per common share:
Basic	$4.64	$1.70	$(1.01)	$(0.07)	$(0.43)
Diluted	$4.56	$1.66	$(1.01)	$(0.07)	$(0.43)
Weighted average common shares:
Basic	67,386	70,357	68,421	72,255	73,371
Diluted	68,544	71,771	68,421	72,255	73,371
Cash provided by operating activities	$266,902	$89,958	$114,162	$98,264	$39,754
Cash used in investing activities	(41,762)	(36,236)	(10,110)	(11,538)	(19,856)
Cash used in financing activities (4)	(198,038)	(68,638)	(148,802)	(65,370)	(16,443)
(1) Asset impairments consist of impairments to long-lived assets for retail locations in all years, as well as a $1.1 million write-off for our former corporate headquarters in 2020, a $1.3 million write-off of supply chain assets in 2018, a $4.8 million write-off of a discontinued project in 2017, and $0.4 million of goodwill impairment in 2016.
(2) In the three months ended December 31, 2020, we completed an intra-entity transfer of certain intellectual property rights, primarily to align with current and future international operations. The transfer resulted in a step-up in tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets based on the fair value of the transferred intellectual property rights. As a result, we recognized a tax benefit of $127.7 million for the year ended December 31, 2020.
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
(4) Cash used in financing activities for the year ended December 31, 2018 reflects the impacts of $183.7 million used to repurchase Series A Preferred in 2018 and $120.0 million of borrowings. Cash used in financing activities also includes approximately $170.8 million, $147.2 million, $63.1 million, and $50.0 million, including commissions, used to repurchase shares of our common stock during 2020, 2019, 2018, and 2017, respectively. We did not repurchase shares in 2016.

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$135,802	$108,253	$123,367	$172,128	$147,565
Inventories	175,121	172,028	124,491	130,347	147,029
Working capital (1)	201,257	168,159	195,807	268,031	276,335
Total assets (1)	1,118,723	738,802	468,901	543,695	566,390
Long-term liabilities (1)	536,506	349,674	134,102	18,379	17,966
Total stockholders’ equity	290,633	131,905	150,308	185,865	220,383
(1) Prior year amounts have not been recast to reflect adoption of revenue recognition guidance as of January 1, 2018, which impacts ‘Total Assets,’ or adoption of new lease guidance as of January 1, 2019, which impacts ‘Working capital’, ‘Total assets’, and ‘Long-term liabilities.’

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and its consolidated subsidiaries (collectively, the “Company,” “Crocs,” “we,” “us,” or “our”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for women, men, and children. We strive to be the world leader in innovative casual footwear for women, men, and children, combining comfort and style with a value that consumers want. The vast majority of shoes within Crocs’ collection contain Croslite™ material, a proprietary, molded footwear technology, delivering extraordinary comfort with each step. The broad appeal of our footwear has allowed us to market our products through a wide range of distribution channels. We currently sell our products in more than 80 countries, through three distribution channels: wholesale, retail, and e-commerce. Our wholesale channel includes domestic and international multi-brand retailers, mono-branded partner stores, e-tailers, and distributors; our retail channel consists of company-operated stores; and our e-commerce channel includes company-operated e-commerce sites and third-party marketplaces.

Known or Anticipated Trends

Based on our recent operating results and our assessment of the current operating environment, we anticipate certain trends will continue to impact our future operating results:

•The COVID-19 pandemic has impacted our business globally in 2020, including through store closures and reduced operating hours, primarily during the second quarter of the year. Despite this, in 2020, we saw strong sales in e-commerce and strong sell-through in e-tail and wholesale partner sites, as consumers migrated to online shopping. The vast majority of our 351 company-operated stores were open at December 31, 2020. To ensure the well-being of our employees and customers, our corporate offices, retail stores, and distribution centers have implemented various elevated safety protocols, in accordance with local guidelines and regulations, including temperature checks, mandatory mask policies, social distancing, access to hand sanitizer, plexiglass partitions, and enhanced cleaning of the facilities. Our corporate offices have also actively managed attendance levels in accordance with local guidelines and regulations, and many of our corporate employees have continued to successfully conduct business virtually. We expect these measures to continue into 2021 until the population is vaccinated for COVID-19 to such a degree that these measures are no longer necessary.
•Digital growth, which was a priority in 2020 and a growing consumer trend, remains a key focus for 2021, along with a focus on clogs, sandals, personalization, and visible comfort technology, and growth in China, which remains a significant long-term opportunity. Digital sales include sales through our company-owned website, third-party marketplaces, and e-tailers.
•We expect revenue growth in 2021, primarily driven by our Americas and EMEA segments, and expect to incur costs affecting gross margin for investments in our distribution center network. Additionally, we plan to be able to continue leveraging SG&A as revenues grows in 2021.
•We were cash flow positive for the year ended December 31, 2020, despite the negative impacts of the global pandemic. As of December 31, 2020, we have returned to standard payment terms with our customers and vendors after encountering term extension requests from some customers and more strictly managing accounts payable in the first part of the year. At December 31, 2020, there were $180.0 million of borrowings outstanding on our credit facility after net repayments of $25.0 million during 2020. Our borrowings may continue to fluctuate as we manage our liquidity needs.

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

2020 Financial and Operational Highlights

Revenues were $1,386.0 million for the year ended December 31, 2020, a 12.6% increase compared to the year ended December 31, 2019. The increase in 2020 revenues compared to 2019 revenues was due to the net effects of: (i) higher sales volumes, which increased revenues by $24.5 million, or 2.0%; (ii) higher average selling prices as a result of favorable channel mix, reduced discounts and promotions, and increased prices on certain products, which increased revenues by $141.5 million, or 11.5%; and (iii) unfavorable changes in exchange rates, which decreased revenues by $10.6 million, or 0.9%.

The following were significant developments affecting our businesses and capital structure during the year ended December 31, 2020:

•Digital sales represented 41.5% of 2020 revenues, compared to 31.1% in 2019. Direct-to-consumer comparable sales grew 39.2% in 2020, compared to 2019.
•We sold 69.1 million pairs of shoes worldwide, an increase from 67.1 million pairs in 2019, despite volume declines as a result of the COVID-19 pandemic.
•Gross margin was 54.1% compared to 50.1% in 2019, an increase of 400 basis points, primarily as a result of fewer promotions, favorable product mix, higher pricing, and increased sales of charms per shoe.
•SG&A was $514.8 million, an increase of $26.3 million, or 5.4%, compared to 2019. As a percent of revenues, SG&A improved 260 basis points to 37.1% of revenues, as reductions from several actions taken in response to the COVID-19 pandemic, including the elimination of certain temporary and permanent corporate and regional roles and a reduction in travel and related costs, were offset by higher variable costs associated with higher revenues and costs incurred as a result of COVID-19, including $9.9 million of inventory donations to frontline healthcare workers and other organizations.
•We recognized $21.1 million in asset impairments, related primarily to a retail store location in New York City.
•Income from operations was $214.1 million for the year ended December 31, 2020 compared to income from operations of $128.6 million for the year ended December 31, 2019. Our operating margin rose to 15.4%, compared to 10.5% in 2019.
•In December 2020, we completed a series of transactions that included a transfer of certain intellectual property rights among wholly-owned subsidiaries and resulted in the recognition of a $127.7 million tax benefit.
•Net income was $312.9 million compared to $119.5 million in 2019. Diluted net income per common share was $4.56 for the year ended December 31, 2020, compared to a diluted net income per common share of $1.66 for the year ended December 31, 2019.
•During 2020, we repurchased 3.2 million shares of common stock at an aggregate cost of $170.8 million, including a $125.0 million accelerated share repurchase agreement (“ASR”) in November 2020. For more information on the ASR, refer to Liquidity and Capital Resources, which appears in a forthcoming subsection within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

A discussion of our comparison between 2020 and 2019 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2019 and December 31, 2018 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.crocs.com).

	Year Ended December 31,		$ Change		% Change
			Favorable (Unfavorable)
	2020	2019	2020-2019		2020-2019
	(in thousands, except per share data, margin, and average selling price data)
Revenues	$1,385,951	$1,230,593	$155,358		12.6%
Cost of sales	636,003	613,537	(22,466)		(3.7)%
Gross profit	749,948	617,056	132,892		21.5%
Selling, general and administrative expenses	514,753	488,407	(26,346)		(5.4)%
Asset impairments	21,071	—	(21,071)		(100.0)%
Income from operations	214,124	128,649	85,475		66.4%
Foreign currency gains (losses), net	(1,128)	(1,323)	195		14.7%
Interest income	215	601	(386)		(64.2)%
Interest expense	(6,742)	(8,636)	1,894		21.9%
Other income, net	510	31	479		1,545.2%
Income before income taxes	206,979	119,322	87,657		73.5%
Income tax benefit	(105,882)	(175)	105,707		60,404.0%
Net income	$312,861	$119,497	$193,364		161.8%
Net income per common share:
Basic	$4.64	$1.70	$2.94		172.9%
Diluted	$4.56	$1.66	$2.90		174.7%

Gross margin (1)	54.1%	50.1%	400	bp	8.0%
Operating margin (1)	15.4%	10.5%	490	bp	46.7%
Selling, general and administrative expenses as a percentage of revenues	37.1%	39.7%	260	bp	6.5%
Footwear unit sales	69,087	67,051	2,036		3.0%
Average footwear selling price - nominal basis (2)	$19.91	$18.21	$1.70		9.3%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units.

Revenues by Channel

	Year Ended December 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2020	2019	2020-2019	2020-2019
	(in thousands)
Wholesale:
Americas	$390,930	$275,284	42.0%	44.0%
Asia Pacific	133,416	207,405	(35.7)%	(34.7)%
EMEA	168,410	173,480	(2.9)%	(2.0)%
Other businesses	163	58	181.0%	181.0%
Total wholesale	692,919	656,227	5.6%	7.0%
Retail:
Americas	249,238	241,694	3.1%	3.1%
Asia Pacific	64,789	74,793	(13.4)%	(12.5)%
EMEA	19,989	30,875	(35.3)%	(33.7)%
Total retail	334,016	347,362	(3.8)%	(3.5)%
E-commerce:
Americas	223,445	123,537	80.9%	81.0%
Asia Pacific	80,310	65,874	21.9%	22.2%
EMEA	55,261	37,593	47.0%	46.8%
Total e-commerce	359,016	227,004	58.2%	58.3%
Total revenues	$1,385,951	$1,230,593	12.6%	13.5%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.

The primary drivers of the changes in revenues were:

	2020 vs. 2019
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$24,466	2.0%	$141,467	11.5%	$(10,575)	(0.9)%	$155,358	12.6%
(1) The change due to price is based on the change in average selling price on a constant currency basis (“ASP”).

Revenues. Despite the impact of the COVID-19 pandemic, which had the most significant adverse impact on sales in the first half of the year, revenues increased for the full year ended December 31, 2020. Sales volumes, which were lower in all regions in the first two quarters of the year, rebounded in the second half of the year, as retail locations, partner stores, and brick-and-mortar retailers reopened as COVID-19 restrictions were lifted. Increased ASP, especially in the Americas, was the largest contributor to higher revenues in 2020, as a result of fewer promotions and discounts, higher pricing on certain products, channel mix from higher sales in our e-commerce channel, which typically sells at a higher price, and increased sales of charms per shoe. Our continued focus on digital commerce, which was further bolstered by consumer migration to online shopping during the pandemic, led to an increase of 58.2% in e-commerce channel revenues. Currency fluctuations, primarily in the Brazilian Real, Russian Ruble, and Korean Won, had a negative impact on revenues.

Cost of sales. Cost of sales increased compared to 2019 due to higher average cost per unit on a constant currency basis (“AUC”) of $9.5 million, or 1.5%, due to increased e-commerce sales, which carry higher freight and fulfillment costs. Additionally, AUC increased as a result of continued investment in our global supply chain during 2020. Higher sales volume of $18.1 million, or 3.0%, also increased cost of sales, while foreign currency translation resulted in a decrease in cost of sales of $5.1 million, or 0.8%.

Gross profit. Gross margin was 54.1% compared to 50.1% in 2019, while gross profit increased $132.9 million, or 21.5%. This was primarily a result of net higher ASP and AUC, which led to an increase of $132.0 million, or 21.4%, due to fewer promotions and discounts, favorable product mix, and higher pricing. Additionally, higher volume increased gross profit by $6.3 million, or 1.0%, while negative currency fluctuations decreased gross profit by $5.4 million, or 0.9%

Selling, general and administrative expenses. SG&A increased $26.3 million, or 5.4%, during the year ended December 31, 2020 compared to 2019. SG&A was higher due to inventory donations of $9.9 million to frontline healthcare workers and other organizations, net higher marketing costs of $9.5 million due to higher variable marketing associated with increased e-commerce sales, and higher bad debt expense of $4.2 million, mostly due to the impacts of COVID-19 on certain global distributors, and other net increases, including higher variable compensation and sales commissions, of $2.7 million. However, SG&A improved as a percent of sales by 260 basis points to 37.1% from 39.7% in 2019. This was primarily a result of higher revenues leveraging our fixed cost base, coupled with several actions taken in response to the COVID-19 pandemic, including the elimination of certain temporary and permanent corporate and regional roles and a decrease in travel and related costs.

Asset impairment charges. During the year ended December 31, 2020, we incurred $20.0 million in impairment charges to the right-of-use asset and store assets for a retail location in New York City and $1.1 million in impairment charges to the right-of-use asset for our former corporate headquarters. During the year ended December 31, 2019, we incurred no impairment charges.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consists of unrealized and realized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the year ended December 31, 2020, we recognized realized and unrealized net foreign currency losses of $1.1 million compared to net losses of $1.3 million during the year ended December 31, 2019.

Income tax benefit. During the year ended December 31, 2020, we recognized an income tax benefit of $105.9 million on pre-tax book income of $207.0 million, representing an effective tax rate of (51.2)%, compared to income tax benefit of $0.2 million on pre-tax book income of $119.3 million in 2019, which represented an effective tax rate of (0.1)%. During the year ended December 31, 2020, we recognized a foreign deferred income tax benefit as a result of an intra-entity intellectual property rights transfer, resulting in a lower effective tax rate as compared to 2019. Our effective tax rate has varied dramatically in recent years due to the intra-entity intellectual property rights transfer, differences in our profitability level and relative operating earnings across multiple jurisdictions. and by changes in the valuation allowance.

During the three months ended December 31, 2020, we completed an intra-entity transfer of certain intellectual property rights primarily to align with current and future international operations. The transfer resulted in a step-up in tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets based on the fair value of the transferred intellectual property rights. We recorded a deferred tax asset of $492.5 million, net of a reserve for uncertain tax positions of $197.0 million, and further reduced by a valuation allowance of $167.8 million. Based on available objective evidence, management believes that $167.8 million of the deferred tax asset, to the extent not offset by reserves for uncertain tax positions, is not more-likely-than-not to be realizable as of December 31, 2020 and, therefore, is offset by a valuation allowance. As such, a net deferred tax asset of $127.7 million was recognized along with a corresponding foreign deferred income tax benefit.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance as of December 31, 2020, we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions, and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. Certain jurisdictions for which we have historically recorded significant valuation allowances now have a sufficient history of sustained profitability as of December 31, 2020. During 2020, valuation allowances recorded against deferred tax assets, not associated with the intra-entity intellectual property rights transfer, decreased by $20.2 million.

The 2020 impact of changes in valuation allowances to the effective tax rate was an unfavorable impact of $143.0 million, equating to a 69.0% unfavorable impact. There is also a $4.6 million change in the valuation allowance related to cumulative translation adjustments. We maintain valuation allowances of approximately $226.7 million as of December 31, 2020, which may be reduced in the future depending upon the achieved profitability of certain jurisdictions as well as the magnitude of the profitability.

In 2017, we began operating under a tax holiday in one of our foreign jurisdictions. This tax holiday is in effect through 2022, and may be extended if certain additional requirements are met. The tax holiday is conditional based upon meeting certain employment and investment thresholds. The impact of the tax holiday in 2020 had no impact to tax expense or to our reported earnings per diluted share.

Reportable Operating Segments

The following table sets forth information related to our reportable operating business segments for the years ended December 31, 2020 and 2019.

	Year Ended December 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2020	2019	2020-2019	2020-2019
	(in thousands)
Revenues:
Americas	$863,613	$640,515	34.8%	35.7%
Asia Pacific	278,515	348,072	(20.0)%	(19.2)%
EMEA	243,660	241,948	0.7%	1.5%
Segment revenues	1,385,788	1,230,535	12.6%	13.5%
Other businesses	163	58	181.0%	181.0%
Total consolidated revenues	$1,385,951	$1,230,593	12.6%	13.5%

Income from operations:
Americas	$361,930	$204,868	76.7%	77.4%
Asia Pacific	47,442	80,645	(41.2)%	(40.4)%
EMEA	63,314	70,326	(10.0)%	(8.2)%
Segment income from operations	472,686	355,839	32.8%	33.7%
Reconciliation of segment income from operations to income (loss) before income taxes:
Other businesses	(56,556)	(54,936)	(2.9)%
Unallocated corporate and other (2)	(202,006)	(172,254)	(17.3)%
Total consolidated income from operations	214,124	128,649	66.4%
Foreign currency gains (losses), net	(1,128)	(1,323)	14.7%
Interest income	215	601	(64.2)%
Interest expense	(6,742)	(8,636)	21.9%
Other income, net	510	31	1,545.2%
Income before income taxes	$206,979	$119,322	73.5%
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

The primary drivers of changes in revenues by operating segment were:

	2020 vs. 2019
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Americas	$104,080	16.2%	$124,725	19.5%	$(5,707)	(0.9)%	$223,098	34.8%
Asia Pacific	(76,302)	(21.9)%	9,704	2.8%	(2,959)	(0.9)%	(69,557)	(20.0)%
EMEA	(3,417)	(1.4)%	7,038	2.9%	(1,909)	(0.8)%	1,712	0.7%
Total segment revenues	$24,361	2.0%	$141,467	11.5%	$(10,575)	(0.9)%	$155,253	12.6%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

Americas

Revenues. The Americas segment had the largest segment revenue growth for the year ended December 31, 2020, with significant increases due to both ASP and volume, slightly offset by negative currency fluctuations, primarily in the Brazilian Real. E-commerce revenues, which increased 80.9%, and wholesale revenues, which increased 42.0%, contributed to this growth, while we also saw growth in retail revenues of 3.1%, despite temporary store closures for part of the year as a result of the COVID-19 pandemic. ASP increased in all channels as a result of less promotional activity, product mix, price increases, and increased sales of charms per shoe, while higher volumes in our e-commerce and wholesale channels more than offset lower volume in our retail channel. This was in part a result of COVID-19-related closures that drove a consumer shift to online shopping.

Income from Operations. During the year ended December 31, 2020, income from operations for our Americas segment was $361.9 million, an increase of $157.1 million, or 76.7% from 2019. Gross profit for the year ended December 31, 2020 increased $174.1 million, or 48.9%, and gross margin increased 590 basis points to 61.4%, compared to the year ended December 31, 2019. Gross profit increased $132.7 million, or 37.3%, due to higher ASP and lower AUC. ASP increased as a result of channel mix due to higher sales in our e-commerce channel, less promotional activity, and favorable product mix. This was further supplemented by lower AUC as a result of product mix, partially offset by channel mix and higher distribution center costs from the expansion of our U.S. distribution center. Gross profit also increased $43.6 million, or 12.2%, due to sales volume. Foreign currency translation decreased gross profit by $2.2 million, or 0.6%.

During the year ended December 31, 2020, SG&A for our Americas segment increased by $17.0 million, or 11.3%, compared to 2019. This was primarily due to an increase in marketing costs of $10.2 million due to higher variable marketing associated with a higher share of e-commerce sales, $8.3 million of inventory donations associated with COVID-19, and an increase in other net costs of $3.5 million, in part due to bad debt expense recognized related to the impact of COVID-19 on our distributors. These increases were offset by a decrease of $5.0 million in compensation expense, primarily due to the temporary closure of, and reduction of store hours at, our retail stores during the year and the permanent elimination of certain roles in response to COVID-19.

Asia Pacific Operating Segment

Revenues. The decrease in revenues in our Asia Pacific segment was primarily due to lower sales volumes in our wholesale and retail channels, as a result of store closures, decreased customer traffic, and lack of tourism, all of which were brought about by the pandemic. An increase in e-commerce revenues partially offset these declines. Foreign currency fluctuations, primarily in the Korean Won, also decreased revenue slightly. Increased ASP, due to channel mix, fewer promotions, less discounting, and increased sales of charms per shoe, partially offset these declines.

Income from Operations. During the year ended December 31, 2020, income from operations for our Asia Pacific segment was $47.4 million, a decrease of $33.2 million, or 41.2%. Gross profit for the year ended December 31, 2020 decreased $36.0 million, or 19.4%, while gross margin increased 40 basis points to 53.8%, compared to the year ended December 31, 2019. The decrease in gross profit was largely due to lower volume of $34.1 million, or 18.4%, particularly in our wholesale channel, as a result of the lack of tourism in our distributors’ markets and temporary closures of our wholesale partners’ brick-and-mortar stores during the pandemic. Foreign currency fluctuations also decreased gross profit by $1.5 million or 0.8%. Finally, higher

ASP, net of AUC, of $2.0 million, due to the shift in direct-to-consumer revenues, was offset by a pandemic-related inventory write-off of $2.4 million.

During the year ended December 31, 2020, SG&A for our Asia Pacific segment decreased $2.8 million, or 2.6%, compared to the same period in 2019. This was due in part to reductions in compensation expense of $3.2 million due to the temporary and permanent elimination of certain roles in response to COVID-19, facilities expense of $3.2 million as a result of store closures in Australia and Hong Kong and COVID-19 related rent abatements, primarily in Singapore, and travel and related costs of $2.0 million. These decreases were offset by an increase in SG&A from donations of inventory to frontline healthcare workers and other organizations of $1.4 million, higher bad debt expense of $1.2 million, in part due to the impact of COVID-19 on distributor partners, an increase in marketing costs of $1.2 million due to variable marketing associated with a higher share of e-commerce sales, and higher other net costs of $1.8 million.

Europe, Middle East, and Africa Operating Segment

Revenues. The increase in revenues for our EMEA segment compared to the year ended December 31, 2019, was due to increased ASP, primarily in our e-commerce channel as a result of less discounting, offset in part by lower volumes. E-commerce volume increases of 33.4% were more than offset by retail volume decreases of 36.4% and wholesale volume decreases of 2.7%, as consumers shifted to online shopping during the pandemic. Negative foreign currency fluctuations in the Russian Ruble, partially offset by positive fluctuations in the Euro, also reduced revenues.

Income from Operations. During the year ended December 31, 2020, income from operations for our EMEA segment was $63.3 million, a decrease of $7.0 million, or 10.0%. Gross profit for the year ended December 31, 2020 decreased $5.3 million, or 4.4%, and gross margin decreased by 250 basis points to 47.7% compared to the year ended December 31, 2019. The decrease in our EMEA segment gross profit was due to lower volumes of $3.6 million, or 3.0%, primarily in our retail channel, and negative foreign currency fluctuations of $1.3 million, or 1.1%. Higher AUC in our wholesale channel due to increased distribution costs at our EMEA distribution center was mostly offset by higher ASP in our e-commerce channel as a result of fewer promotions and discounts and price increases, for a total decrease to gross profit of $0.4 million or 0.3%.

During the year ended December 31, 2020, SG&A for our EMEA segment increased $1.7 million, or 3.3%, compared to the same period in 2019, primarily due to increased marketing cost of $2.5 million as a result of higher variable marketing associated with a higher share of e-commerce sales and increased other net costs of $0.7 million, offset by a reduction in compensation expense of $1.5 million.

Other Businesses and Unallocated Corporate

During the year ended December 31, 2020, total net costs within ‘Other businesses’ and ‘Unallocated corporate’ increased by $31.4 million, or 13.8%, compared to the same period in 2019. This increase was primarily due to a $20.0 million impairment to the right-of-use asset and store assets for a retail location in New York City, a $1.1 million impairment to the right-of-use asset for our former corporate headquarters, higher compensation expense of $13.2 million due to higher variable compensation and sales commissions associated with higher revenues, and an increase in facilities expense of $3.0 million due to duplicate rent costs associated with our new corporate headquarters and higher insurance premiums. These higher costs were partially offset by a lower investment in brand marketing of $4.4 million as a result of COVID-19 and decreases in travel, professional services, and other net costs of $1.5 million.

Store Locations and Comparable Store Sales

The table below illustrates the overall change in the number of our company-operated retail locations by type of store and reportable operating segment:

	December 31, 2019	Opened	Closed	December 31, 2020
Type:
Outlet stores	193	6	13	186
Retail stores	109	4	13	100
Store-in-store	65	1	1	65
Total	367	11	27	351
Operating segment:
Americas	165	2	2	165
Asia Pacific	145	7	15	137
EMEA	57	2	10	49
Total	367	11	27	351

Digital sales, which includes sales through our company-owned website, third-party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Year Ended December 31,
	2020	2019
Digital sales as a percent of total revenues:
Americas	38.5%	29.5%
Asia Pacific	39.2%	28.1%
EMEA	54.8%	39.9%
Global	41.5%	31.1%

Comparable retail store sales and direct-to-consumer comparable sales by reportable operating segment are as follows:

	Constant Currency (1)
	Year Ended December 31,
	2020	2019
Comparable retail store sales (2)
Americas	32.8%	18.8%
Asia Pacific	(1.2)%	(2.0)%
EMEA	(5.4)%	5.0%
Global	21.2%	12.4%

	Constant Currency (1)
	Year Ended December 31,
	2020	2019
Direct-to-consumer comparable sales (includes retail and e-commerce) (2)
Americas	54.4%	21.0%
Asia Pacific	9.6%	5.6%
EMEA	29.7%	13.3%
Global	39.2%	16.0%
(1) Reflects period over period change on a constant currency basis, which is a non-GAAP financial measure. See the “Use of Non-GAAP Financial Measures” section for additional information.
(2) Comparable store status is determined on a monthly basis. Comparable store sales includes the revenues of stores that have been in operation for more than twelve months. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion, or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure and in the same month in the following year. Location closures in excess of three months are excluded until the thirteenth month post re-opening. E-commerce revenues are based on same site sales period over period.

Liquidity and Capital Resources

Our liquidity position as of December 31, 2020 was:

December 31, 2020
(in thousands)
Cash and cash equivalents	$135,802
Available borrowings	319,400

As of December 31, 2020, we had $135.8 million in cash and cash equivalents and up to $319.4 million in available borrowings under our Facility (as defined below), which was amended in March 2020 to provide additional flexibility and borrowing commitments to operate in a business landscape impacted by the COVID-19 pandemic. We also entered into two revolving credit facility agreements in Asia during 2020, which are discussed in more detail under “Asia Revolving Credit Facilities” below. Throughout the year, we took several defensive measures to maximize liquidity in response to COVID-19, including reducing expenses, primarily through the temporary and permanent elimination of certain corporate and regional roles, extending payment terms with vendors, managing inventory levels by constraining incoming supply and focusing on core product, deferring discretionary capital expenditures, and suspending our share repurchase and foreign currency exchange derivative programs for a portion of the year. We began to reinvest in the business in the second half of the year and resumed both our share repurchase and foreign currency exchange derivative programs. We plan to continue to closely monitor our costs and adjust as needed in response to changes in the market.

As of December 31, 2020, we have largely returned to standard payment terms with our vendors and customers after encountering term extension requests from some customers, recognizing bad debt expense of $4.1 million in the year ended December 31, 2020 associated with global distributors as a result of the COVID-19 pandemic, and more strictly managing accounts payable in the first part of the year. Through December 31, 2020, we also received rent concessions from landlords of $6.0 million, the majority of which were either paid back during the year or are expected to be paid back by the end of 2021.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. As of December 31, 2020, we held $71.1 million of our total $135.8 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. None of the $71.1 million held in international locations is limited by local regulations.

Senior Revolving Credit Facility

In July 2019, Crocs, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders, which provides for a revolving credit facility of $500.0 million, which can be increased by an additional $100.0 million subject to certain conditions (the “Facility”). Borrowings under the Credit Agreement bear interest at a variable rate based on (A) a domestic base rate (defined as the highest of (i) the Federal Funds open rate, plus 0.25%, (ii) the Prime Rate, and (iii) the Daily LIBOR rate, plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio, or (B) a LIBOR rate, plus an applicable margin ranging from 1.25% to 1.875% based on our leverage ratio. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 3.50 to 1.00 from the quarter ended December 31, 2020 to the quarter ended December 31, 2021 and (ii) 3.25 to 1.00 from the quarter ending March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of December 31, 2020, we were in compliance with all financial covenants under the Credit Agreement.

As of December 31, 2020, the total commitments available from the lenders under the Facility were $500.0 million. At December 31, 2020, we had $180.0 million in outstanding borrowings, which are due when the Facility matures in July 2024, and $0.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of December 31, 2020 and 2019, we had $319.4 million and $240.4 million, respectively, of available borrowing capacity under the Facility. Our borrowings may continue to fluctuate as we manage our liquidity needs.

Asia Revolving Credit Facilities

Our revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”) provides up to 30.0 million RMB, or $4.6 million at current exchange rates, and matures in May 2021. For RMB loans under the CMBC Facility, interest is determined at the time of borrowing based on variable rates in effect at that time.

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

We had no borrowings under our Asia revolving facilities during the years ended December 31, 2020 and 2019 or outstanding at December 31, 2020 or 2019.

Consolidated Statements of Cash Flows

Our consolidated statements of cash flows are summarized as follows:

	Year Ended December 31,		$ Change 2020-2019
	2020	2019
	(in thousands)
Cash provided by operating activities	$266,902	$89,958	$176,944
Cash used in investing activities	(41,762)	(36,236)	(5,526)
Cash used in financing activities	(198,038)	(68,638)	(129,400)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	126	(569)	695
Net change in cash, cash equivalents, and restricted cash	$27,228	$(15,485)	$42,713

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for non-cash items and changes in working capital. Cash provided by operating activities increased $176.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. This change was driven by higher net income adjusted for non-cash items of $66.7 million, offset by a net decrease in operating assets and liabilities of $243.7 million.

Investing Activities. The $5.5 million increase in cash used in investing activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily due to the relocation of our Corporate headquarters in Broomfield and continued investment in our U.S. distribution center.

Financing Activities. The $129.4 million increase in cash used in financing activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 resulted primarily from a decrease in borrowings of $110.0 million, net of repayments, on our Facility and an increase of $23.6 million in repurchases of our common stock, as detailed below. The increase was offset by less cash used in other financing activities of $3.0 million, associated with the final payment made in

2019 related to the conversion of our Series A Convertible Preferred Stock that did not recur in the current year, and $1.2 million, primarily due to costs associated with amending the Credit Agreement that did not recur in the current year.

Stock Repurchases

On February 20, 2018, the Board of Directors approved and authorized a program to repurchase up to $500.0 million of our common stock, and on May 5, 2019, the Board approved an increase to the repurchase authorization of an additional $500.0 million of our common stock. The number, price, structure, and timing of the repurchases are at our sole discretion and may be made depending on market conditions, liquidity needs, restrictions under our revolving credit facility, and other factors. The Board of Directors may suspend, modify, or terminate the program at any time without prior notice. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate us to acquire any amount of our common stock. Under Delaware state law, these shares are not retired, and we have the right to resell any of the shares repurchased.

We repurchased 3.2 million shares of our common stock at a cost of $170.8 million, including commissions, during the year ended December 31, 2020. This includes 1.5 million shares delivered under a $125.0 million November 2020 accelerated share repurchase arrangement (“ASR”). Under the ASR, a financial institution delivers shares of our common stock during the purchase period in exchange for an up-front payment. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, is determined based on the volume-weighted average price of our common stock during the purchase period. The purchase period for this ASR ended in January 2021, at which time an additional 0.5 million shares were delivered. The shares received are recorded in the periods they are delivered, and the up-front payment is accounted for as a reduction to stockholders’ equity in our consolidated balance sheet in the period the payment is made.

During the year ended December 31, 2019, we repurchased 6.1 million shares of our common stock at a cost of $147.2 million, including commissions. See Note 10 — Equity in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information on our repurchases and repurchase authorizations.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2020, other than certain purchase commitments, which are described in Note 15 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes aggregate information about our significant contractual cash obligations as of December 31, 2020:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$225,273	$50,559	$71,579	$34,803	$68,332
Inventory purchase obligations with third-party manufacturers (2)	220,800	220,800	—	—	—
Other contracts (3)	96,377	26,674	29,122	18,501	22,080
Minimum licensing royalties (4)	722	697	25	—	—
Debt obligations (5)	180,000	—	—	180,000	—
Interest on debt obligations (6)	13,030	3,650	7,300	2,080	—
Total	$736,202	$302,380	$108,026	$235,384	$90,412
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

(3) Other contracts include $36.1 million of future lease commitments related to our new distribution center in the Netherlands, which is expected to be fully operational in 2021, and $31.5 million of operating costs related to our new third-party operated distribution center in Japan.
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
(6) Future interest payment obligations, which are estimated by assuming the amounts outstanding under our Facility and the interest rates in effect as of December 31, 2020, will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time, based on a domestic base rate or LIBOR rate, as described in the “Senior Revolving Credit Facility” section.

Excluded from the table above is a $205.8 million liability for unrecognized tax benefits as of December 31, 2020, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever.

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

An accounting policy is considered to be critical if it is important to our results of operations, financial condition, and cash flows, and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on historical experience, complex judgments, assessments of probability, and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. We believe that the following discussion represents those accounting policies that are the most critical to the reporting of our financial condition and results of operations. For a discussion of our significant accounting policies, see Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Historically, actual amounts of customer returns, allowances, discounts, and rebates have not differed significantly from our estimates. A hypothetical 1% increase in our reserves for returns, allowances, discounts, and rebates as of December 31, 2020 would have an immaterial impact on our 2020 revenues.

See Schedule II in Part IV - Item 15. Exhibits, Financial Statement Schedule to the accompanying consolidated financial statements of this Annual Report on Form 10-K for an analysis of the activity in our reserves for uncollectible accounts receivable, sales returns, allowances, and discounts.

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

In 2020, we recorded non-cash impairments of $20.0 million to reduce the net carrying value of certain long-lived assets to their estimated fair values for a retail store in New York City and $1.1 million for our former corporate headquarters. During 2019, we did not record any impairment charges. During 2018, we recorded non-cash impairment of $2.2 million to reduce the net carrying value of certain long-lived assets to their estimated fair values, including $1.3 million to reduce the carrying values of certain supply chain assets related to the closure of our Mexico and Italy manufacturing and distribution facilities and $0.9 million related to underperforming company-operated retail stores. See Note 3 — Property and Equipment, Net in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to long-lived asset impairments.

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

During the three months ended December 31, 2020, we completed an intra-entity transfer of certain intellectual property rights primarily to align with current and future international operations. This transaction was executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of this transaction. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain therefore may ultimately differ materially from our actual results.

We have recorded certain tax reserves to address potential differences involving our income tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. While our tax position is not uncertain, because of the significant estimates used in the value of certain intellectual property rights, our tax reserves contain assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially more or less than the amount that we estimated.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-U.S. operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S. and foreign subsidiaries. Foreign withholding taxes have not been provided on cumulative undistributed foreign earnings of the non-U.S. subsidiaries as of December 31, 2020, which are considered to be indefinitely reinvested outside of the U.S.

See Note 13 — Income Taxes in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to income taxes.

Recent Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements, and issued accounting pronouncements that we believe may have an impact on our consolidated financial statements when adopted.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our exposure to market risk includes interest rate fluctuations in connection with our Facility and certain financial instruments.

Borrowings under our Facility bear interest at a variable rate based on a domestic base rate or a LIBOR rate, plus an applicable margin, and are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. See the risk factor under “Financial and Accounting Risk — Changes in the method for determining LIBOR and/or the potential replacement of LIBOR could adversely affect our results of operations” included in Part I - Item 1A. Risk Factors of this Annual Report on Form 10-K for further information on risks related to our interest rate.

As of December 31, 2020, we had $180.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under our Facility. As of December 31, 2019, we had $205.0 million in outstanding borrowings and $4.6 million in outstanding letters of credit under our Facility.

A hypothetical increase of 1% in the interest rate on these borrowings would have increased interest expense by $2.4 million for the year ended December 31, 2020.

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

An increase of 1% of the value of the USD relative to foreign currencies would have decreased our revenues during the year ended December 31, 2020 by approximately $5.6 million. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of December 31, 2020, the USD notional value of our outstanding foreign currency forward exchange contracts was approximately $119.0 million. The net fair value of these contracts at December 31, 2020 was a liability of $0.4 million. See Part I - Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion of risks to our business and financial results associated with foreign currencies.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of December 31, 2020, a 10% appreciation in the value of the USD would result in a net decrease in the fair value of our derivative portfolio of approximately $0.4 million.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of the impact of the change in foreign exchange rates on our USD consolidated statement of operations for the years ended December 31, 2020 and 2019.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the index to consolidated financial statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a through 15(f) and 15(d) through 15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Crocs, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those financial statements.

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
February 23, 2021

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

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

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020, with the exception of those items listed below.

Securities Authorized for Issuance under Equity Compensation Plans

As shown in the table below, we reserved 1.8 million shares of common stock for future issuance pursuant to exercise of outstanding awards under equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders (3)	1,819,694	$8.29	4,960,140
Equity compensation plans not approved by stockholders	—	—	—
Total	1,819,694	$8.29	4,960,140
(1) The number of shares outstanding includes restricted stock awards and restricted stock units that were outstanding on December 31, 2020 and assumes target performance for performance-based equity awards.
(2) The weighted average exercise price of outstanding options pertains to 0.2 million shares issuable on the exercise of outstanding options.
(3) On June 10, 2020, our stockholders approved the Crocs, Inc. 2020 Equity Incentive Plan (the “Plan”). The number of shares of our common stock available for issuance under the Plan consisted of (i) 3.8 million newly available shares, (ii) 1.4 million shares of our common stock available for issuance under the 2015 Plan as of June 10, 2020, and (iii) 2015 Plan shares associated with outstanding options or awards that are canceled or forfeited after June 10, 2020. The number of shares authorized for issuance under the Plan is subject to adjustment for future stock splits, stock dividends and similar changes in our capitalization. The Plan became effective immediately upon stockholder approval.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

PART IV

ITEM 15. Exhibits, Financial Statement Schedule

(1) Financial Statements

The financial statements filed as part of this report are listed on the index to the consolidated financial statements on page F-1.

(2) Financial Statement Schedule

The following consolidated financial statement schedule of Crocs, Inc. and its subsidiaries is filed as a part of this report:

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

4.1		Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Registration Statement on Form S-1/A, filed on January 19, 2006 (File No. 333-127526)).

4.2		Description of Registrant's Securities (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.’s Annual Report on Form 10-K filed on February 27, 2020).

10.1	*
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

Exhibit Number		Description
10.11
First Amendment to Second Amended and Restated Credit Agreement, dated March 26, 2020, among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, the lenders named therein, KeyBank National Association, as syndication agent, and PNC Bank, National Association, as administrative agent (incorporated by reference herein to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed March 30, 2020).

10.12	†
Second Amendment to Second Amended and Restated Credit Agreement, dated November 13, 2020, by and among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, Colorado Footwear C.V., Crocs Europe B.V., the lenders named therein, PNC Capital Markets LLC, as sole bookrunner, cosyndication agent and joint lead arranger, Citibank, N.A., Bank of America, N.A. and KeyBank National Association, each as joint lead arranger and co-syndication agent, and PNC Bank, National Association, as a lender and administrative agent.

10.13	*	Crocs, Inc. Change of Control Plan (as Amended and Restated) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on October 4, 2018).

10.14	*
Employment Agreement, dated May 18, 2009, between Crocs, Inc. and Daniel P. Hart (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 5, 2010).

10.15	*	Employment Offer Letter, dated May 13, 2014, between Crocs, Inc. and Andrew Rees (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on May 14, 2014).

10.16	*
Supplement to Offer Letter, dated February 23, 2017, between Crocs, Inc. and Andrew Rees (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on March 1, 2017).

10.17	*
Employment Offer Letter, dated August 1, 2018, between Crocs, Inc. and Anne Mehlman (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 7, 2018).

10.18	*	Crocs, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 11, 2020).

10.19	*
Employment Offer Letter dated September 10, 2020 between Crocs, Inc. and Michelle Poole (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on September 14, 2020).

21	†	Subsidiaries of the registrant.

23.1	†	Consent of Deloitte & Touche LLP.

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32	+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	†	XBRL Taxonomy Extension Schema Document

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number		Description

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
* Compensatory plan or arrangement.
† Filed herewith.
+ Furnished herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 23, 2021.

CROCS, INC. a Delaware Corporation
By:	/s/ ANDREW REES
	Name:	Andrew Rees
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW REES	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2021
Andrew Rees

/s/ ANNE MEHLMAN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2021
Anne Mehlman

/s/ THOMAS J. SMACH	Chairman of the Board	February 23, 2021
Thomas J. Smach

/s/ IAN M. BICKLEY	Director	February 23, 2021
Ian M. Bickley

/s/ RONALD L. FRASCH	Director	February 23, 2021
Ronald L. Frasch

/s/ CHARISSE FORD HUGHES	Director	February 23, 2021
Charisse Ford Hughes

/s/ BETH J. KAPLAN	Director	February 23, 2021
Beth J. Kaplan

/s/ DOUGLAS J. TREFF	Director	February 23, 2021
Douglas J. Treff

/s/ DOREEN A. WRIGHT	Director	February 23, 2021
Doreen A. Wright

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Crocs, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2019, due the adoption of FASB ASC Topic 842, Leases, using the modified retrospective transition approach.

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

Income Taxes —Intra-entity Intellectual Property Transaction - Valuation of Deferred Tax Asset and Uncertain Tax Positions — Refer to Note 13 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. The Company takes a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a return and disclosures regarding uncertainties in income tax positions. The impact of an uncertain tax position that is more likely than not to be sustained upon examination by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

In December 2020, the Company completed a series of transactions resulting in changes to their international legal structure, including a transfer of certain intellectual property rights among wholly-owned subsidiaries to the Netherlands. The transfer resulted in a step-up in tax basis of intellectual property rights and a corresponding increase in foreign deferred tax assets based on the fair value of the transferred intellectual property rights. The Company recorded a deferred tax asset of $492.5 million and related uncertain tax positions of $197.0 million.

We identified management’s valuation of the deferred tax asset and related uncertain tax positions resulting from the Company’s transfer of certain intellectual property to its Netherlands subsidiary as a critical audit matter because of the significant judgments and estimates that were required to be made by management to properly value the deferred tax asset and uncertain tax positions. The judgments and estimates were related to the Company’s interpretation of related tax laws and regulations, as well as the use of estimates and assumptions regarding future events.

As a result, we utilized a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions for the measurement of the deferred tax asset related to the forecasts of future revenue growth and the selection of the discount rate. We also utilized a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate whether management’s judgments in interpreting and applying tax laws and estimates and assumptions regarding future settlement were appropriate in determining the value of the uncertain tax positions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue growth and discount rate used by management to measure the deferred tax asset and the uncertain tax position included the following, among others:

•We tested the effectiveness of management’s controls over the determination of the measurement of deferred tax asset, such as controls related to management’s selection of the discount rate and forecasts of future revenues, and management’s controls over the measurement of the uncertain tax position, such as controls related to the evaluation of subjective estimates in the amounts to be realized.

•We evaluated the reasonableness of management’s revenue forecasts by comparing to:
–Historical revenue growth rates
–Historical revenue growth rates of peer companies
–Internal communications to management and the Board of Directors
–Forecasted information included in Company press releases as well as in analyst and industry reports
–Expected macroeconomic trends.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation
–Developing a range of independent estimates and comparing those to the discount rate selected by management.

•With the assistance of our tax specialists, we evaluated the measurement of uncertain tax positions. Our procedures included the following, among others:
–Reviewed the Company’s analysis of the uncertain tax positions and evaluated the reasonableness of the assumptions and calculations the Company used to develop the amount of the related uncertain tax positions
–Obtained the Company’s supporting documentation to assess the technical tax merits applicable to Dutch and international transfer pricing standards, the more-likely-than-not recognition and measurement thresholds and evaluated the application of these relevant tax laws in the Company’s recognition determination
–Evaluated the Company’s measurement of the liability using our knowledge of international, domestic, and local income tax laws, as well as settlement activity from the relevant income tax authorities.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 23, 2021

We have served as the Company’s auditor since 2005.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$1,385,951	$1,230,593	$1,088,205
Cost of sales	636,003	613,537	528,051
Gross profit	749,948	617,056	560,154
Selling, general and administrative expenses	514,753	488,407	495,028
Asset impairments	21,071	—	2,182
Income from operations	214,124	128,649	62,944
Foreign currency gains (losses), net	(1,128)	(1,323)	1,318
Interest income	215	601	1,281
Interest expense	(6,742)	(8,636)	(955)
Other income, net	510	31	569
Income before income taxes	206,979	119,322	65,157
Income tax expense (benefit)	(105,882)	(175)	14,720
Net income	312,861	119,497	50,437
Dividends on Series A convertible preferred stock (1)	—	—	(108,224)
Dividend equivalents on Series A convertible preferred stock related to redemption value accretion and beneficial conversion feature (1)	—	—	(11,429)
Net income (loss) attributable to common stockholders	$312,861	$119,497	$(69,216)
Net income (loss) per common share:
Basic	$4.64	$1.70	$(1.01)
Diluted	$4.56	$1.66	$(1.01)
Weighted average common shares outstanding:
Basic	67,386	70,357	68,421
Diluted	68,544	71,771	68,421
(1) On December 5, 2018, all issued and outstanding shares of Series A Convertible Preferred Stock were repurchased in exchange for cash or converted to common stock. As a result, amounts reported for the year ended December 31, 2018 include amounts resulting from the repurchase and conversion, in addition to dividends, payments to induce conversion, and accretion of dividend equivalents prior to December 5, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$312,861	$119,497	$50,437
Other comprehensive income:
Foreign currency gains (losses), net	2,189	(3,659)	(6,846)
Reclassification of foreign currency translation loss to income (1)	(164)	(68)	(4,412)
Total comprehensive income	$314,886	$115,770	$39,179
(1) Represents the reclassification of cumulative foreign currency translation adjustment upon liquidation of foreign subsidiaries during the years ended December 31, 2020 and 2019, and upon closure of manufacturing operations during the year ended December 31, 2018, both of which are presented within ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$135,802	$108,253
Restricted cash — current	1,542	1,500
Accounts receivable, net of allowances of $21,093 and $18,797, respectively	149,847	108,199
Inventories	175,121	172,028
Income taxes receivable	1,857	1,341
Other receivables	10,816	8,711
Prepaid expenses and other assets	17,856	25,350
Total current assets	492,841	425,382
Property and equipment, net	57,467	47,405
Intangible assets, net	37,636	47,095
Goodwill	1,719	1,578
Deferred tax assets, net	350,784	24,747
Restricted cash	1,929	2,292
Right-of-use assets	167,421	182,228
Other assets	8,926	8,075
Total assets	$1,118,723	$738,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,778	$95,754
Accrued expenses and other liabilities	126,704	108,677
Income taxes payable	5,038	4,207
Current operating lease liabilities	47,064	48,585
Total current liabilities	291,584	257,223
Long-term income taxes payable	205,974	4,522
Long-term borrowings	180,000	205,000
Long-term operating lease liabilities	146,401	140,148
Other liabilities	4,131	4
Total liabilities	828,090	606,897
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 105.0 million and 104.0 million issued, 65.9 million and 68.2 million shares outstanding, respectively	105	104
Treasury stock, at cost, 39.1 million and 35.8 million shares, respectively	(688,849)	(546,208)
Additional paid-in capital	482,385	495,903
Retained earnings	553,346	240,485
Accumulated other comprehensive loss	(56,354)	(58,379)
Total stockholders’ equity	290,633	131,905
Total liabilities and stockholders’ equity	$1,118,723	$738,802
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	68,791	$95	25,987	$(334,312)	$373,045	$190,431	$(43,394)	$185,865
Share-based compensation	—	—	—	—	13,732	—	—	13,732
Exercises of stock options and issuance of restricted stock awards	1,238	1	49	(48)	(725)	—	—	(772)
Repurchases of common stock	(3,620)	—	3,620	(63,131)	—	—	—	(63,131)
Series A preferred repurchase (1)	—	—	—	—	—	(84,224)	—	(84,224)
Series A preferred conversion (2)	6,897	7	—	—	99,993	—	—	100,000
Series A preferred dividends (3)	—	—	—	—	—	(24,000)	—	(24,000)
Series A preferred accretion, net (4)	—	—	—	—	(6,138)	(11,429)	—	(17,567)
Net income	—	—	—	—	—	50,437	—	50,437
Other comprehensive loss	—	—	—	—	—	—	(11,258)	(11,258)
Other	—	—	—	—	1,226	—	—	1,226
Balance at December 31, 2018	73,306	$103	29,656	$(397,491)	$481,133	$121,215	$(54,652)	$150,308
Adjustments to beginning retained earnings (5)	—	—	—	—	—	(227)	—	(227)
Share-based compensation	—	—	—	—	14,412	—	—	14,412
Exercises of stock options and issuance of restricted stock awards	1,008	1	58	(1,527)	358	—	—	(1,168)
Repurchases of common stock	(6,082)	—	6,082	(147,190)	—	—	—	(147,190)
Net income	—	—	—	—	—	119,497	—	119,497
Other comprehensive loss	—	—	—	—	—	—	(3,727)	(3,727)
Balance at December 31, 2019	68,232	$104	35,796	$(546,208)	$495,903	$240,485	$(58,379)	$131,905
Share-based compensation	—	—	—	—	16,361	—	—	16,361
Exercises of stock options and issuance of restricted stock awards	836	1	124	(3,059)	1,371	—	—	(1,687)
Repurchases of common stock	(3,212)	—	3,212	(139,582)	(31,250)	—	—	(170,832)
Net income	—	—	—	—	—	312,861	—	312,861
Other comprehensive income	—	—	—	—	—	—	2,025	2,025
Balance at December 31, 2020	65,856	$105	39,132	$(688,849)	$482,385	$553,346	$(56,354)	$290,633
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
(5) The decrease to beginning retained earnings is as a result of the prior year adoption of new lease accounting standards as of January 1, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$312,861	$119,497	$50,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,619	24,213	29,250
Operating lease cost	61,583	60,142	—
Inventory donations	8,994	109	84
Provision for doubtful accounts, net	5,779	1,566	711
Share-based compensation	16,361	14,412	13,105
Unrealized foreign currency loss (gain), net	126	(1,140)	(1,455)
Loss (gain) on disposals of assets	340	(213)	5,019
Asset impairments	21,071	—	2,182
Deferred taxes	(325,061)	(16,259)	959
Other non-cash items	4,841	(1,072)	1,910
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(47,045)	(15,015)	(24,623)
Inventories	(13,462)	(48,156)	(1,987)
Prepaid expenses and other assets	5,007	(4,012)	9,703
Accounts payable	23,229	6,032	12,953
Accrued expenses and other liabilities	22,358	13,265	18,065
Operating lease liabilities	(61,178)	(64,313)	—
Income taxes	203,479	902	(2,151)
Cash provided by operating activities	266,902	89,958	114,162
Cash flows from investing activities:
Purchases of property, equipment, and software	(42,033)	(36,576)	(11,979)
Proceeds from disposal of property and equipment	463	616	1,856
Other	(192)	(276)	13
Cash used in investing activities	(41,762)	(36,236)	(10,110)
Cash flows from financing activities:
Proceeds from borrowings	210,000	315,000	120,000
Repayments of borrowings	(235,000)	(230,000)	(662)
Series A preferred stock repurchase	—	—	(183,724)
Dividends — Series A convertible preferred stock (1)	—	(2,985)	(21,015)
Repurchases of common stock	(170,832)	(147,190)	(63,131)
Other	(2,206)	(3,463)	(270)
Cash used in financing activities	(198,038)	(68,638)	(148,802)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	126	(569)	(4,775)
Net change in cash, cash equivalents, and restricted cash	27,228	(15,485)	(49,525)
Cash, cash equivalents, and restricted cash — beginning of year	112,045	127,530	177,055
Cash, cash equivalents, and restricted cash — end of year	$139,273	$112,045	$127,530

Cash paid for interest	$6,658	$7,519	$462
Cash paid for income taxes	20,816	16,050	18,633
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

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise noted in this report, any description of the “Company,” “Crocs,” “we,” “us,” or “our” includes Crocs, Inc. and its consolidated subsidiaries within our reportable operating segments and corporate operations. We are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for women, men, and children. We strive to be the global leader in the sale of molded footwear characterized by functionality, comfort, color, and lightweight design. Our reportable operating segments include: the Americas, operating in North and South America; Asia Pacific, operating throughout Asia, Australia, and New Zealand; and Europe, Middle East, and Africa (“EMEA”), operating throughout Europe, Russia, the Middle East, and Africa.

Basis of Presentation and Consolidation

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and they reflect all adjustments which are necessary for a fair statement of financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, sales returns, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, valuation allowances, uncertain tax positions, income tax expense, share-based compensation expense, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, and depreciation and amortization, are reasonable based on information available at the time they are made.

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

Reclassifications

We have reclassified certain amounts in Note 13 — Income Taxes and on the consolidated statements of cash flows to conform to current period presentation.

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

Certain Blackstone affiliates provide various services to us, including inventory count services, cybersecurity and consulting, and workforce management services. We incurred expenses for services from these affiliates of $2.2 million during the period of Blackstone’s beneficial ownership in 2019 and $0.8 million in the year ended December 31, 2018. Expenses related to these services are reported in ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

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

Accounts Receivable, Net

Accounts receivable are recorded at invoiced amounts, net of reserves and allowances. We reduce the carrying value for estimated uncollectible accounts based on a variety of factors including the length of time receivables are past due, economic trends and conditions affecting our customer base, and historical collection experience. Specific provisions are recorded for individual receivables when we become aware of a customer’s inability to meet its financial obligations. We write off accounts receivable to the reserves when they are deemed uncollectible or, in certain jurisdictions, when legally able to do so. See Schedule II in Item 15. Exhibits, Financial Statement Schedule of this Annual Report on Form 10-K for more information.

Inventories

Inventories are comprised of finished goods, are stated at the lower of cost or net realizable value, and recognized using the first-in-first-out method of inventory costing. We estimate the market value of inventory based on an analysis of historical sales trends of our individual product lines, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house for future sales of inventory, as well as plans to sell discontinued or end-of-life inventory through our outlet stores, among other off-price channels. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions. If the estimated market value is less than its carrying value, the carrying value is adjusted to the market value, and the difference is recorded in ‘Cost of sales’ in our consolidated statements of operations.

Reserves for the risk of physical loss of inventory are estimated based on historical experience and are adjusted based upon physical inventory counts, and recorded within ‘Cost of sales’ in our consolidated statements of operations.

Property and Equipment, Net

Property, equipment, furniture, and fixtures are stated at original cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful asset lives. The useful lives are reviewed periodically and range from 2 to 10 years for machinery and equipment and furniture, fixtures and others. Leasehold improvements are stated at cost and amortized on a straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. Depreciation of warehouse- and distribution-related assets is included in ‘Cost of sales’ in our consolidated statements of operations. In 2017 and through the third quarter of 2018, when all manufacturing was transferred to third-party manufacturers, cost of sales also included depreciation related to manufacturing assets. Depreciation related to retail store, corporate, non-product, and non-manufacturing assets is included in ‘Selling, general and administrative expenses’ in our consolidated statements of operations. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and the resulting gain or loss, if any, is reflected in ‘Income from operations’ in the consolidated statements of operations.

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

Leases

See Note 6 — Leases for a summary of our policy related to the recognition of right-of-use assets, operating lease liabilities, and the related costs.

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

Cost of Sales

Our cost of sales includes costs incurred to design, produce, procure, and ship our footwear. These costs include our raw materials, both direct and indirect labor, shipping and handling including freight costs, utilities, maintenance costs, depreciation, packaging, and other warehouse and distribution overhead and costs.

Selling, General and Administrative Expenses

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

Our selling, general and administrative expenses also include media advertising (television, radio, print, social, digital), tactical advertising (signs, banners, point-of-sale materials) and promotional costs. Advertising production costs are expensed when the advertising is first run. Advertising communication costs are expensed in the periods that the communications occur. Certain of our promotional expenses result from payments under endorsement contracts. Endorsement-related expenses are recognized as performance is received over the term of each endorsement agreement.

Total marketing expenses, inclusive of advertising, production, promotion, and agency expenses, including variable marketing expenses, were $101.0 million, $83.2 million, and $68.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. Prepaid advertising and promotional endorsement expenses of $2.0 million and $11.6 million, were included in ‘Prepaid expenses and other assets’ in the consolidated balance sheets at December 31, 2020 and 2019, respectively.

Research, Design, and Development Expenses

We continue to dedicate resources to product design and development based on opportunities we identify in the marketplace. We incurred expenses of $10.2 million, $11.8 million, and $14.1 million in research, design, and development activities for the years ended December 31, 2020, 2019, and 2018, respectively, which are expensed as incurred and are reported in ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

Share-Based Compensation

Stock Options

Stock options are granted with exercise prices equal to the fair market value of our common stock on the date of grant. We use the Black-Scholes option-pricing model to estimate the grant date fair value of stock options, which requires the use of assumptions, including the expected term of the option, expected volatility of our stock price, our expected dividend yield, and the risk-free interest rate, among others. These assumptions reflect our best estimates; however, they involve inherent uncertainties including market conditions and employee behavior that are generally outside of our control. We expense all share-based compensation awarded based on the grant date fair value of the awards using the straight-line method over the requisite service period, adjusted for forfeitures as they occur.

Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)

We grant RSAs, service-condition RSUs, performance-condition RSUs, and market-condition RSUs. The grant date fair values of RSAs, service-condition RSUs, and performance-condition RSUs are based on the closing market price of our common stock on the grant date; the grant date fair value and derived service period of market-condition RSUs are estimated using a Monte Carlo simulation valuation model. Our service-condition RSUs vest based on continued service; our performance-condition RSUs vest based on achievement of multiple weighted performance goals, certification of performance achievement by the Compensation Committee of the Board of Directors, and continued service; and our market-condition RSUs vest based on the market price of our stock. Compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period. For performance-condition RSUs, compensation expense is updated for our expected performance level against performance goals at the end of each reporting period, which involves judgment as to the achievement of certain performance metrics.

See Note 12 — Share-Based Compensation for additional information related to share-based compensation.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. We assess recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and record a loss from impairment if the carrying value is more than its undiscounted cash flows. For assets involved in Crocs’ retail business, the asset group is at the retail store level. As retail store performance will vary in new and existing markets due to many factors, including maturity of the market and brand recognition, we periodically evaluate the fixed assets, leasehold improvements, and right-of-use assets related to our retail locations for impairment. Assets or asset groups to be abandoned or from which no future benefit is expected are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. See Note 3 — Property and Equipment, Net and Note 6 — Leases for a discussion of impairment losses recorded during the periods presented.

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

Income Taxes

Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We account for the tax effects of global intangible low-taxed income (“GILTI”) as a component of income tax expense in the period the tax arises, to the extent applicable. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We recognize interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations. See Note 13 — Income Taxes for further discussion.

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

Consolidated Statements of Cash Flows - Supplemental Schedule of Non-Cash Investing and Financing Activities

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Accrued purchases of property, equipment, and software	$4,222	$15,206	$1,141
Series A preferred stock conversion	—	—	100,000
Series A preferred stock accretion, net (1)	—	—	17,567
(1) Represents total accretion of $17.6 million, net of $6.1 million acquired value of beneficial conversion feature attributable to repurchased Series A Convertible Preferred Stock for the year ended December 31, 2018.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Measurement of Credit Losses

In June 2016, and through subsequent amendments, the Financial Accounting Standards Board (“FASB”) issued guidance that requires the measurement and recognition of expected credit losses for financial assets. This new model replaces the existing “current incurred loss” model with a forward-looking “current expected credit loss” model. On January 1, 2020, we adopted this guidance on a modified retrospective basis. Based on the nature of our financial instruments included within the scope of this standard, which are primarily trade and other receivables, the adoption did not have a material effect on our consolidated financial statements.

Implementation Costs Incurred in Cloud Computing Arrangements

In August 2018, the FASB issued authoritative guidance related to the treatment of implementation costs incurred in a hosting arrangement that is considered a service contract. On January 1, 2020, we adopted this guidance on a prospective basis. The adoption did not have a material effect on our consolidated financial statements.

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

Reference Rate Reform

In March 2020, the FASB issued optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use LIBOR as a reference rate, and is available for adoption effective immediately but is only available through December 31, 2022. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

Other Pronouncements

Other new pronouncements issued but not effective until after December 31, 2020 are not expected to have a material impact on our consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

‘Property and equipment, net’ consists of the following:

	December 31,
	2020	2019
	(in thousands)
Leasehold improvements	$66,661	$64,540
Machinery and equipment	47,107	39,011
Furniture, fixtures, and other	21,817	19,761
Construction-in-progress	8,187	3,697
Property and equipment	143,772	127,009
Less: Accumulated depreciation and amortization	(86,305)	(79,604)
Property and equipment, net	$57,467	$47,405

Asset Retirement Obligations

We are contractually obligated, under certain of our lease agreements, to restore certain retail and office facilities back to their original condition. At lease inception, the estimated fair value of these liabilities is recorded along with a related asset. Asset retirement obligations were not material to the consolidated balance sheets in the years ended December 31, 2020 or 2019.

Depreciation and Amortization Expense

Depreciation and amortization expense related to property and equipment, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of sales	$3,921	$1,711	$1,422
Selling, general and administrative expenses	7,914	7,174	11,180
Total depreciation and amortization expense	$11,835	$8,885	$12,602

Disposals of Property and Equipment and Intangible Assets

We recognized net losses on disposals of property and equipment and intangible assets of $0.3 million and $4.8 million, respectively, for the years ended December 31, 2020 and 2018, and a net gain on disposals of property and equipment and intangible assets of $0.2 million for the year ended December 31, 2019, which are included in ‘Selling, general and administrative expenses’ in the consolidated statement of operations.

Additionally, we impaired our leasehold improvement assets for a retail location in the year ended December 31, 2020, as described in Note 7 — Fair Value Measurements.

4. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
In the years ended December 31, 2020 and 2019, there were no changes to our goodwill, which is in our EMEA segment, aside from immaterial changes related to foreign currency translation. At December 31, 2020, accumulated goodwill impairment was $0.8 million.

Intangible Assets, Net

‘Intangible assets, net’ reported in the consolidated balance sheets consist of the following:

	December 31, 2020			December 31, 2019
	Gross	Accum. Amortiz.	Net	Gross	Accum. Amortiz.	Net
	(in thousands)
Intangible assets subject to amortization:
Capitalized software	$124,544	$(92,075)	$32,469	$120,620	$(78,387)	$42,233
Patents, copyrights, and trademarks	3,774	(3,351)	423	4,988	(4,373)	615
Intangible assets not subject to amortization:
In progress	4,660	—	4,660	4,170	—	4,170
Trademarks and other	84	—	84	77	—	77
Total	$133,062	$(95,426)	$37,636	$129,855	$(82,760)	$47,095

At December 31, 2020, the weighted average remaining useful life of intangibles subject to amortization was approximately 6.4 years.

Amortization Expense

Amortization expense related to definite-lived intangible assets, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of sales	$3,975	$3,398	$3,889
Selling, general and administrative expenses	11,809	11,930	12,759
Total amortization expense	$15,784	$15,328	$16,648

Estimated future annual amortization expense of intangible assets is:

As of December 31, 2020
(in thousands)
2021	$15,731
2022	5,180
2023	4,548
2024	3,378
2025	2,106
Thereafter	1,949
Total	$32,892

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets were:

	December 31,
	2020	2019
	(in thousands)
Accrued compensation and benefits	$48,870	$42,460
Professional services	18,478	13,361
Fulfillment, freight, and duties	17,868	20,110
Sales/use and value added taxes payable	12,480	6,843
Return liabilities	6,906	7,090
Royalties payable and deferred revenue	6,254	3,740
Accrued rent and occupancy	3,818	4,682
Other	12,030	10,391
Total accrued expenses and other liabilities	$126,704	$108,677

6. LEASES

Our lease portfolio consists primarily of real estate assets, which includes retail, warehouse, distribution center, and office spaces, under operating leases expiring at various dates through 2033. Leases with an original term of twelve months or less are not reported in the consolidated balance sheets; expense for these short-term leases is recognized on a straight-line basis over the lease term.

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

Due to our centralized treasury function, we utilize a portfolio approach to discount our lease obligations. We assess the expected lease term at lease inception and discount the lease using a fully-secured annual incremental borrowing rate, adjusted for time value corresponding with the expected lease term.

Certain of our retail store leases include rental payments based upon a percentage of retail sales in excess of a minimum fixed rental. In some cases, there is no fixed minimum rental and the entire rental payment is based upon a percentage of sales. Certain of our warehouse leases have rental payments that vary based upon the volume of product placed in storage. In addition, certain leases include rental payments adjusted periodically for changes in price level indices. We recognize expense for these types of payments as incurred and report them as variable lease expense.

As a result of the COVID-19 pandemic, we received lease concessions from landlords in the form of rent deferrals and rent abatements in the year ended December 31, 2020. We chose to implement the policy election provided by the FASB in April

2020 to record rent concessions as if no modification to lease contracts were made, and thus no changes to the lease obligations were recorded in respect to these concessions. As of December 31, 2020, we had outstanding deferred rent of $0.4 million. In the year ended December 31, 2020, we received rent abatements of $1.5 million.

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the consolidated balance sheets were:

	December 31,
	2020	2019
	(in thousands)
Assets:
Right-of-use assets	$167,421	$182,228
Liabilities:
Current operating lease liabilities	$47,064	$48,585
Long-term operating lease liabilities	146,401	140,148
Total operating lease liabilities	$193,465	$188,733

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ were:

	Year Ended December 31,
	2020	2019
	(in thousands)
Operating lease cost	$61,583	$60,142
Short-term lease cost	4,898	3,771
Variable lease cost	15,691	16,936
Total lease costs	$82,172	$80,849

Other information related to leases, including supplemental cash flow information, consists of:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash paid for operating leases	$59,579	$63,241
Right-of-use assets obtained in exchange for operating lease liabilities (1)	55,369	233,437
(1) In the year ended December 31, 2019, we adopted authoritative guidance related to leases. Therefore, the prior period amount presented here includes $176.1 million for operating leases existing on January 1, 2019 and a net $57.3 million for operating leases that commenced or were modified in the year ended December 31, 2019.

The weighted average remaining lease term and discount rate related to our lease liabilities as of December 31, 2020 were 6.7 years and 4.4%, respectively. As of December 31, 2019, the weighted average remaining lease term and discount rate related to our lease liabilities were 5.9 years and 4.8%, respectively.

We also impaired our right-of-use assets for a retail location and our former corporate headquarters, as described in Note 7 — Fair Value Measurements.

Maturities

The maturities of our operating lease liabilities were:

As of December 31, 2020
(in thousands)
2021	$50,559
2022	40,697
2023	30,882
2024	20,489
2025	14,314
Thereafter	68,332
Total future minimum lease payments	225,273
Less: imputed interest	(31,808)
Total operating lease liabilities	$193,465

Leases That Have Not Yet Commenced

As of December 31, 2020, we had significant obligations for a lease not yet commenced related to our new EMEA distribution center. In the fourth quarter of 2019, we entered into a lease for a new distribution center in Dordrecht, the Netherlands, which is expected to replace our existing distribution center in Rotterdam by the end of 2021. The contractual commitment related to this lease, as amended, with payments expected to begin in the second quarter of 2021 and continuing through December 2030, is approximately €30 million, or $36 million, with expected total capital investments of approximately €30 million, or $36 million, through 2023.

Comparative Information as Reported Under Previous Accounting Standards

We adopted authoritative guidance related to leases effective January 1, 2019 using the modified retrospective method. The 2018 comparative information presented in the consolidated financial statements was not restated and is reported under the accounting standards in effect for the periods presented, as shown below:

Rent expense for operating leases was:

Year Ended December 31, 2018
(in thousands)
Minimum rentals (1)	$66,049
Contingent rentals	14,297
Total rent expense	$80,346
(1) Minimum rentals include all lease payments as well as fixed and variable common area maintenance, parking, and storage fees, which were approximately $9.3 million for the year ended December 31, 2018.

7. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The financial assets and liabilities that are measured and recorded at fair value on a recurring basis consist of our derivative instruments. Our derivative instruments are forward foreign currency exchange contracts. We manage credit risk of our derivative instruments on the basis of our net exposure with our counterparty. All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at December 31, 2020 and 2019. The fair values of our derivative instruments were a liability of $0.4 million and an asset of $0.1 million at December 31, 2020 and 2019, respectively. See Note 8 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The fair values of our outstanding borrowings approximate their carrying values at December 31, 2020 and 2019, based on interest rates currently available to us for similar borrowings, and were:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Borrowings	$180,000	$180,000	$205,000	$205,000

During the year ended December 31, 2020, we also recorded inventory donations of $9.9 million at fair value within ‘Selling, general and administrative expenses’ in our consolidated statements of operations. We did not record material inventory donations in the years ended December 31, 2019 or 2018.

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

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Supply chain assets impairment	$—	$—	$1,284
Retail store assets impairment (1)	2,412	—	898
Right-of-use assets impairment (1)	18,659	—	—
Total asset impairments	$21,071	$—	$2,182
(1) During the year ended December 31, 2020, we recognized impairments for a retail location in New York City of $2.4 million to retail store assets and $17.6 million to the right-of-use asset. We also recognized an impairment of $1.1 million to the right-of-use asset for our corporate headquarters in Niwot, Colorado, as a result of our relocation to Broomfield, Colorado.

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of December 31, 2020 or 2019.

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

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, are reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the consolidated balance sheets and were:

	December 31, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$794	$(1,225)	$535	$(424)
Netting of counterparty contracts	(794)	794	(424)	424
Foreign currency forward contract derivatives	$—	$(431)	$111	$—

The notional amounts of outstanding forward foreign currency exchange contracts shown below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	December 31, 2020		December 31, 2019
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Euro	$28,851	$(82)	$46,757	$36
Singapore Dollar	24,211	457	31,255	344
Indian Rupee	18,937	(134)	17,088	(1)
Japanese Yen	17,447	(240)	11,823	63
British Pound Sterling	16,134	(182)	9,155	(104)
South Korean Won	3,741	(56)	10,328	(82)
Other currencies	9,675	(194)	7,881	(145)
Total	$118,996	$(431)	$134,287	$111

Latest maturity date	January 2021		January 2020

Amounts reported in ‘Foreign currency gains (losses), net’ in the consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Foreign currency transaction gains (losses)	$941	$(356)	$552
Foreign currency forward exchange contracts gains (losses)	(2,069)	(967)	766
Foreign currency gains (losses), net	$(1,128)	$(1,323)	$1,318

9. REVOLVING CREDIT FACILITY AND BANK BORROWINGS

Our borrowings were as follows:

	December 31,
	2020	2019
	(in thousands)
Revolving credit facilities	$180,000	$205,000
Less: Current portion of borrowings	—	—
Total long-term borrowings	$180,000	$205,000

The weighted average interest rate on outstanding borrowings as of December 31, 2020 and 2019 was 2.53% and 3.96%, respectively.

Senior Revolving Credit Facility

In July 2019, Crocs, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders, which provides for a revolving credit facility of $500.0 million, which can be increased by an additional $100.0 million subject to certain conditions (the “Facility”). Borrowings under the Credit Agreement bear interest at a variable rate based on (A) a domestic base rate (defined as the highest of (i) the Federal Funds open rate, plus 0.25%, (ii) the Prime Rate, and (iii) the Daily LIBOR rate, plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio, or (B) a LIBOR rate, plus an applicable margin ranging from 1.25% to 1.875% based on our leverage ratio. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 3.50 to 1.00 from the quarter ended December 31, 2020 to the quarter ended December 31, 2021 and (ii) 3.25 to 1.00 from the quarter ending March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of December 31, 2020, we were in compliance with all financial covenants under the Credit Agreement.

As of December 31, 2020, the total commitments available from the lenders under the Facility were $500.0 million. At December 31, 2020, we had $180.0 million in outstanding borrowings, which are due when the Facility matures in July 2024, and $0.6 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of December 31, 2020 and 2019, we had $319.4 million and $240.4 million, respectively, of available borrowing capacity under the Facility.

Asia Revolving Credit Facilities

Our revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”) provides up to 30.0 million RMB, or $4.6 million at current exchange rates, and matures in May 2021. For RMB loans under the CMBC Facility, interest is determined at the time of borrowing based on variable rates in effect at that time.

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

We had no borrowings under our Asia revolving facilities during the years ended December 31, 2020 and 2019 or outstanding at December 31, 2020 or 2019.

10. EQUITY

Common Stock

We have one class of common stock with a par value of $0.001 per share. There are 250.0 million shares of common stock authorized for issuance. Holders of common stock are entitled to one vote per share on all matters presented to common stockholders.

Common Stock Repurchase Program

On February 20, 2018, the Board of Directors approved and authorized a program to repurchase up to $500.0 million of our common stock, and on May 5, 2019, the Board approved an increase to the repurchase authorization of an additional $500.0 million of our common stock. The number, price, structure, and timing of the repurchases are at our sole discretion and may be made depending on market conditions, liquidity needs, restrictions under our revolving credit facility, and other factors. The Board of Directors may suspend, modify, or terminate the program at any time without prior notice. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate us to acquire any amount of our common stock. Under Delaware state law, these shares are not retired, and we have the right to resell any of the shares repurchased.

We repurchased 3.2 million shares of our common stock at a cost of $170.8 million, including commissions, during the year ended December 31, 2020. This includes 1.5 million shares delivered under a $125.0 million November 2020 accelerated share repurchase arrangement (“ASR”). Under the ASR, a financial institution delivers shares of our common stock during the purchase period in exchange for an up-front payment. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, is determined based on the volume-weighted average price of our common stock during the purchase period. The purchase period for this ASR ended in January 2021, at which time an additional 0.5 million shares were delivered. The shares received are recorded in the periods they are delivered, and the up-front payment is accounted for as a reduction to stockholders’ equity in our consolidated balance sheet in the period the payment is made. As of December 31, 2020, we had remaining authorization to repurchase approximately $337.8 million of our common stock, subject to restrictions under our Credit Agreement.

During the year ended December 31, 2019, we repurchased 6.1 million shares of our common stock at a cost of $147.2 million, including commissions, and during the year ended December 31, 2018, we repurchased 3.6 million shares of our common stock at a cost of $63.1 million, including commissions.

Preferred Stock

We have authorized and available for issuance 5.0 million shares of preferred stock. Of these preferred shares, 1.0 million were authorized as Series A Convertible Preferred Stock (“Series A Preferred”) with a par value of $0.001 per share and none were issued and outstanding as of December 31, 2020.

2018 Repurchase and Conversion

On December 5, 2018, all of the outstanding Series A Preferred was repurchased or converted to common stock. As a result, we recognized the remaining unamortized original issue discount and beneficial conversion feature accretion of $14.7 million, and settled the beneficial conversion feature related to the repurchased Series A Preferred of $6.1 million, resulting in a net increase of $8.6 million in ‘Dividend equivalents on Series A convertible preferred stock related to redemption value accretion and beneficial conversion feature’ in the consolidated statement of operations. We repurchased 100,000 shares of Series A Preferred with a carrying value of $100.0 million in exchange for a cash payment of $183.7 million. The repurchase payment in excess of the carrying value of $83.7 million is reported within ‘Dividends on Series A convertible preferred stock’ in the consolidated statement of operations for the year ended December 31, 2018. The remaining 100,000 shares of Series A Preferred were converted to 6,896,548 shares common stock. In connection with the conversion, we paid $15.0 million in cash to induce conversion, of which $12.0 million was paid at closing, with the remaining $3.0 million paid in January 2019. In addition, we paid other costs associated with this transaction of $0.5 million. The $15.0 million inducement dividend and the $0.5 million of other costs are reported within ‘Dividends on Series A convertible preferred stock’ in the consolidated statement of operations for the year ended December 31, 2018. Subsequently, in November 2019, Blackstone sold all shares of its common stock in an underwritten public offering.

11. REVENUES

Revenues by reportable operating segment and by channel were:

	Year Ended December 31, 2020
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$390,930	$133,416	$168,410	$163	$692,919
Retail	249,238	64,789	19,989	—	334,016
E-commerce	223,445	80,310	55,261	—	359,016
Total revenues	$863,613	$278,515	$243,660	$163	$1,385,951

	Year Ended December 31, 2019
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$275,284	$207,405	$173,480	$58	$656,227
Retail	241,694	74,793	30,875	—	347,362
E-commerce	123,537	65,874	37,593	—	227,004
Total revenues	$640,515	$348,072	$241,948	$58	$1,230,593

	Year Ended December 31, 2018
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$216,797	$203,110	$154,992	$3,145	$578,044
Retail	204,806	87,264	35,358	—	327,428
E-commerce	98,589	54,224	29,920	—	182,733
Total revenues	$520,192	$344,598	$220,270	$3,145	$1,088,205

Revenues are recognized in the amount expected to be received in exchange for when control of the products transfers to customers, and excludes various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, rebates, and other incentives that may vary in amount, must be estimated, and are reported as a reduction in revenues. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. During the year ended December 31, 2020, we recognized a net increase of $0.6 million to wholesale revenues and an increase of $1.1 million to e-commerce revenues due to changes in estimates related to products transferred to customers in prior periods. During the year ended December 31, 2019, we recognized a net increase of $0.4 million to wholesale revenues and a decrease of $0.1 million to e-commerce revenues due to changes in estimates related to products transferred to customers in prior periods. During the year ended December 31, 2018, we recognized a net increase of $0.8 million to wholesale revenues and no change to e-commerce revenues due to changes in estimates related to products transferred to customers in prior periods. There were no changes to estimates in retail channels during the years ended December 31, 2020, 2019, and 2018.

We have elected to exclude from revenues taxes assessed by governmental authorities, including value-added and other sales-related taxes, that are imposed on and concurrent with revenue-producing activities.

We have also elected to expense incremental costs to obtain customer contracts, consisting primarily of commission incentives, when incurred because the related amortization period is short-term. These costs are reported within ‘Selling, general and administrative expenses’ in our consolidated statement of operations.

The following is a description of our principal revenue-generating activities by distribution channel. We have three reportable operating segments and sell our products using three primary distribution channels. For more detailed information about reportable operating segments, see Note 16 — Operating Segments and Geographic Information.

Wholesale Channel

For the majority of wholesale customers, control transfers and revenues are recognized when the product is shipped or delivered from a manufacturing facility or distribution center to the wholesale customer. In certain cases, control of the product transfers and revenues are recognized when the customer receives the product at the designated delivery point. For certain customers, primarily in the Asia Pacific region, cash payment is required in advance of delivery and revenues are recognized upon delivery of the product. For a small number of customers in the Asia Pacific region, products are sold on consignment and revenues are recognized on a sell-through basis. Wholesale customers are invoiced when products are shipped or delivered.

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

E-commerce Channel

In the e-commerce channel, we transfer control and recognize revenues when the product is shipped from the distribution centers. Payment from customers is primarily through debit and credit card, and other e-payment methods, and is made at the time the customer order is shipped.

Similar to the retail channel, a portion of the amount of revenue is variable, primarily due to sales returns and discounts, offered to our customers. When recognizing revenues, the amount of revenues associated with expected sales returns is estimated based on historical experience, and adjustments are made when the most likely amount of consideration changes.

Contract Liabilities

Contract liabilities consist of advance cash deposits received from wholesale customers to secure product orders in connection with selling seasons and payments received in advance of delivery. As products are shipped and control transfers, we recognize the deferred revenue in ‘Revenues’ in the consolidated statements of operations. At December 31, 2020 and 2019, $0.7 million and $1.2 million, respectively, of deferred revenues associated with advance customer deposits were reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

Refund Liabilities

Refund liabilities, primarily associated with product sales returns, retrospective volume rebates, and early payment discounts are estimated based on an analysis of historical experience, and adjustments to revenues made when the most likely amount of consideration expected changes. At December 31, 2020 and 2019, $6.9 million and $7.1 million, respectively, of refund liabilities, primarily associated with product returns, were reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

12. SHARE-BASED COMPENSATION

On June 10, 2020, our stockholders approved the Crocs, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other stock-based awards. The 2020 Plan replaces our 2015 Equity Incentive Plan (the “2015 Plan”), and no further awards will be made under the 2015 Plan after the effective date of the 2020 Plan. Additionally, any awards that expire or are forfeited under the 2015 Plan become available for issuance under the 2020 Plan. We account for forfeitures as they occur when calculating share-based compensation expense. The aforementioned plans provide for the issuance of previously unissued common stock in connection with the exercise of stock options and conversion of other share-based awards. As of December 31, 2020, 5.0 million shares of common stock remained available for future issuance under all plans, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

Share-Based Compensation Expense

Pre-tax share-based compensation expense reported in the consolidated statements of operations was:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of sales	$210	$580	$362
Selling, general and administrative expenses	16,151	13,832	12,743
Total share-based compensation expense	$16,361	$14,412	$13,105

Stock Option Activity

Stock option activity during the year ended December 31, 2020 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Outstanding as of December 31, 2019	315	$10.45	5.28	$9,904
Granted	—	—
Exercised	(83)	16.42
Forfeited or expired	—	—
Outstanding as of December 31, 2020	232	$8.29	5.84	$12,586
Exercisable at December 31, 2020	232	$8.29	5.84	$12,586
Vested and expected to vest at December 31, 2020	232	$8.29	5.84	$12,586

No stock options were granted during 2020, 2019, or 2018. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019, and 2018 was $0.8 million, $0.4 million, and $1.7 million, respectively. During the years ended December 31, 2020, 2019, and 2018, we received $1.4 million, $0.4 million, and $1.3 million cash, respectively, in connection with the exercise of stock options. As of December 31, 2020, we did not have any unrecognized share-based compensation expense related to unvested options.

Stock options under our equity incentive plans generally vest ratably over four years with the first vesting occurring one year from the date of grant, followed by monthly vesting for the remaining three years, and expire ten years after the date of grant.

Restricted Stock Awards and Restricted Stock Units Activity

From time to time, we grant RSAs and RSUs. RSAs and RSUs generally vest over three years, depending on the terms of the grant. Holders of unvested RSAs have the same rights as those of common stockholders including voting rights and non-forfeitable dividend rights. However, ownership of unvested RSAs cannot be transferred until vested. Holders of unvested RSUs have a contractual right to receive shares of common stock upon vesting. RSUs have dividend equivalent rights, which accrue over the term of the award and are paid if and when the RSUs vest, but RSU holders have no voting rights. We grant service-condition RSUs, performance-condition RSUs, and, less frequently, market-condition RSUs.

Service-condition RSUs are typically granted on an annual basis and vest over time in three equal annual installments, beginning one year after the grant date. During the years ended December 31, 2020, 2019, and 2018, we granted 0.6 million, 0.3 million, and 0.4 million service-condition RSUs, respectively.

Performance-condition RSUs are typically granted on an annual basis and consist of a performance-based and service-based component. The performance targets and vesting conditions for performance-condition RSUs are based on achievement of multiple weighted performance goals. The number of performance-condition RSUs ultimately awarded may be between 0% and 200%, based on performance. These RSUs vest in three equal annual installments beginning one year after the grant date, pending certification of performance achievement by the Compensation Committee of our Board of Directors and continued service. The fair value of performance-condition awards is based on the closing market price of our common stock on the grant date. Compensation expense, net of forfeitures, is updated for our expected performance level against performance goals at the end of each reporting period. We also periodically grant market-condition RSUs to certain executives. The grant date fair value and derived service period for market-condition RSUs are estimated using a Monte Carlo simulation valuation model. During the years ended December 31, 2020, 2019, and 2018, we granted 0.5 million, 0.5 million, and 1.0 million performance- and market-condition RSUs, respectively.

RSA and RSU activity during the year ended December 31, 2020 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except fair value data)
Unvested at December 31, 2019	5	$19.39	1,927	$17.77
Granted	6	38.10	1,113	29.14
Vested	(6)	28.35	(854)	13.95
Forfeited	(2)	23.47	(356)	24.01
Unvested at December 31, 2020	3	$37.79	1,830	$25.25

The weighted average grant date fair value of RSAs granted during the years ended December 31, 2020, 2019, and 2018 was $38.10, $20.53, and $18.61 per share, respectively. RSAs vested during the years ended December 31, 2020, 2019, and 2018 consisted entirely of service-condition awards. The total grant date fair value of RSAs vested was $0.2 million in each of the years ended December 31, 2020, 2019, and 2018.

As of December 31, 2020, unrecognized share-based compensation expense for RSAs was $0.1 million, which is expected to amortize over a remaining weighted average period of 0.4 years.

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2020, 2019, and 2018 was $29.14, $25.37, and $14.34 per share, respectively. RSUs vested during the year ended December 31, 2020 consisted of 0.5 million service-condition awards and 0.4 million performance- and market-condition awards. RSUs vested during the year ended December 31, 2019 consisted of 0.6 million service-condition awards and 0.4 million performance- and market-condition awards. RSUs vested during the year ended December 31, 2018 consisted of 0.9 million service-condition awards and 0.2 million performance- and market-condition awards. The total grant date fair value of RSUs vested during the years ended December 31, 2020, 2019, and 2018 was $11.9 million, $9.9 million and $9.7 million, respectively.

As of December 31, 2020, unrecognized share-based compensation expenses for service-condition RSUs were $17.1 million and for performance- and market-condition RSUs were $5.7 million, and are expected to amortize over remaining weighted average periods of 1.9 years and 1.6 years, respectively.

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

During the three months ended December 31, 2020, we completed an intra-entity transfer of certain intellectual property rights primarily to align with current and future international operations. This transaction was executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of this transaction. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain therefore may ultimately differ materially from our actual results.

We have recorded certain tax reserves to address potential differences involving our income tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. While our tax position is not uncertain, because of the significant estimates used in the value of certain intellectual property rights, our tax reserves contain assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially more or less than the amount that we estimated.

The transfer resulted in a step-up in tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets based on the fair value of the transferred intellectual property rights. We recorded a deferred tax asset of $492.5 million, net of a reserve for uncertain tax positions of $197.0 million, and further reduced by a valuation allowance of $167.8 million. Based on available objective evidence, management believes that $167.8 million of the deferred tax asset, to the extent not offset by reserves for uncertain tax positions, is not more-likely-than-not to be realizable as of December 31, 2020 and, therefore, is offset by a valuation allowance. As such, a net deferred tax asset of $127.7 million was recognized along with a corresponding foreign deferred income tax benefit.

The following table sets forth income before taxes and the expense for income taxes:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Income before taxes:
U.S.	$133,574	$58,822	$10,088
Foreign	73,405	60,500	55,069
Total income before taxes	$206,979	$119,322	$65,157
Income tax expense (benefit):
Current income taxes:
U.S. federal	$698	$1,284	$1,156
U.S. state	6,577	1,427	246
Foreign	211,904	13,373	12,359
Total current income taxes	219,179	16,084	13,761
Deferred income taxes:
U.S. federal	529	(10,249)	276
U.S. state	(2,381)	(3,579)	—
Foreign	(323,209)	(2,431)	683
Total deferred income taxes	(325,061)	(16,259)	959
Total income tax expense (benefit)	$(105,882)	$(175)	$14,720

The following table sets forth income reconciliations of the statutory federal income tax rate to actual rates based on income or loss before income taxes:

	Year Ended December 31,
	2020		2019		2018
	(in thousands)
Income tax expense and rate attributable to:
Federal income tax rate	$43,466	21.0%	$25,058	21.0%	$13,683	21.0%
State income tax rate, net of federal benefit	7,231	3.5%	5,983	5.0%	1,271	2.0%
Foreign income tax rate differential	(6,060)	(2.9)%	1,994	1.7%	7,630	11.6%
GILTI, net	7,515	3.6%	7,585	6.4%	3,443	5.3%
Non-deductible / non-taxable items	6,871	3.3%	6,727	5.7%	3,602	5.5%
Change in valuation allowance	143,012	69.0%	(33,691)	(28.2)%	(5,304)	(8.1)%
Foreign tax credits	(15,904)	(7.7)%	(11,907)	(10.0)%	(7,214)	(11.1)%
Uncertain tax positions	200,571	96.9%	278	0.2%	(1,696)	(2.6)%
Share-based compensation	(1,303)	(0.6)%	(2,715)	(2.3)%	764	1.2%
Intra-Entity IP Transfer	(492,470)	(237.9)%	—	—%	—	—%
Other	1,189	0.6%	513	0.4%	(1,459)	(2.2)%
Effective income tax expense and rate	$(105,882)	(51.2)%	$(175)	(0.1)%	$14,720	22.6%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table sets forth deferred income tax assets and liabilities as of the date shown:

	December 31,
	2020	2019
	(in thousands)
Non-current deferred tax assets:
Share-based compensation expense	$1,934	$2,218
Accruals, reserves, and other expenses	16,905	13,726
Net operating loss	26,842	29,997
Intangible assets	493,701	990
Foreign tax credit	38,948	64,355
Operating lease liabilities	41,391	36,996
Other	5,601	4,467
Valuation allowance	(226,655)	(79,023)
Total non-current deferred tax assets	$398,667	$73,726
Non-current deferred tax liabilities:
Unrealized gain on foreign currency	$(506)	$(529)
Property and equipment	(13,583)	(13,713)
Right-of-use assets	(33,769)	(34,470)
Other	(25)	(267)
Total non-current deferred tax liabilities	$(47,883)	$(48,979)

During 2020, valuation allowances recorded against deferred tax assets increased by $147.6 million. The change in the valuation allowance includes $143.0 million related to income tax benefit and $4.6 million that does not impact the tax provision because this amount reflects the cumulative impact of unrecorded tax attributes related to changes in cumulative translation adjustments. During 2019, valuation allowances decreased by $34.2 million. The change in the valuation allowance includes $33.7 million related to income tax expense and $0.5 million that does not impact the tax provision because this amount reflects the impact of unrecorded tax attributes related to changes in cumulative translation adjustments.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions, and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. Certain jurisdictions, for which we have historically recorded significant valuation allowances, have sufficient history of sustained profitability as of December 31, 2020. During 2020, valuation allowances recorded against deferred tax assets, not associated with the intra-entity intellectual property rights transfer, decreased by $20.2 million.

In certain other jurisdictions, we recorded additional attributes, primarily driven by operational losses recognized based on local tax accounting requirements. These carryforwards were generated in jurisdictions where results indicate it is not more likely than not the deferred tax assets would be realized. We maintain a valuation allowance against the majority of these balances.

We have included in the table above deferred tax assets related to U.S. federal tax carryforwards, including foreign tax credits and other tax credits, which expire at various dates between 2026 and 2040 of $5.8 million and $39.7 million as of December 31, 2020 and 2019, respectively. We have included in the table above deferred tax assets related to U.S. state tax net operating loss carryforwards, some of which expire at various dates beginning in 2022 and some of which do not expire, of $3.6 million and $6.7 million at December 31, 2020 and 2019, respectively. We have recorded deferred tax assets related to foreign tax carryforwards, including foreign tax credits and net operating losses, which expire starting in 2021 and those which do not expire of $58.4 million and $48.0 million as of December 31, 2020 and 2019, respectively. We maintain a valuation allowance against a portion of the foreign carryforwards and other attributes.

The transition tax in the Tax Act imposed a tax on undistributed and previously untaxed foreign earnings at various tax rates. This tax largely eliminated the differences between the financial reporting and income tax basis of foreign undistributed earnings. Furthermore, as of December 31, 2020, foreign withholding taxes have not been provided on unremitted earnings of subsidiaries operating outside of the U.S. as these amounts are considered to be indefinitely reinvested.

The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Unrecognized tax benefit as of January 1	$4,613	$4,511	$6,204
Additions in tax positions taken in prior period	519	631	250
Reductions in tax positions taken in prior period	(340)	(1,532)	(690)
Additions in tax positions taken in current period	200,947	1,786	461
Settlements	(294)	(391)	(621)
Lapse of statute of limitations	(258)	(368)	(1,045)
Cumulative foreign currency translation adjustment	1,022	(24)	(48)
Unrecognized tax benefit as of December 31	$206,209	$4,613	$4,511

We recorded a net expense of $200.6 million related to increases in 2020 unrecognized tax benefits combined with amounts effectively settled under audit. Unrecognized tax benefits as of December 31, 2020 relate to tax years that are currently open under the statute of limitation. The primary impact of uncertain tax benefits on the rate reconciliation includes audit settlements, net increases in position changes, and accrued interest expense.

Any settlements or statute of limitations expirations could result in a significant decrease in our uncertain tax positions. Our assessments are based on estimates and assumptions using the best available information to management. However, our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and any variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible change related to our uncertain tax positions, and such changes could be significant.

Interest and penalties related to income tax liabilities are included in ‘Income tax expense (benefit)’ in the consolidated statements of operations. For the years ended December 31, 2020, 2019, and 2018, we recorded approximately $0.6 million, $0.4 million, and $0.2 million, respectively, of penalties and interest. During the year ended December 31, 2020, we released $0.1 million of interest from settlements, lapse of statutes, and change in certainty. The cumulative accrued balance of penalties and interest was $1.2 million, $0.7 million, and $0.6 million, as of December 31, 2020, 2019, and 2018, respectively.

Unrecognized tax benefits of $205.6 million, $4.0 million and $4.5 million as of December 31, 2020, 2019, and 2018, respectively, if recognized, would reduce the annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

The following table sets forth the tax years subject to examination for the major jurisdictions where we conduct business as of December 31, 2020:

The Netherlands	2005 to 2020
Canada	2012 to 2020
Japan	2013 to 2020
China	2010 to 2020
Singapore	2015 to 2020
United States	2010 to 2020

We are currently under audit in China. U.S. state tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to two years after formal notification to the states. As such, U.S. state income tax returns for us are generally subject to examination for the years 2015 to 2020. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, we do not anticipate a significant change in the total amount of unrecognized tax benefits within the next twelve months.

14. EARNINGS PER SHARE

Basic and diluted EPS for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders (1)	$312,861	$119,497	$(69,216)
Denominator:
Weighted average common shares outstanding - basic	67,386	70,357	68,421
Plus: Dilutive effect of stock options and unvested restricted stock units	1,158	1,414	—
Weighted average common shares outstanding - diluted	68,544	71,771	68,421

Net income (loss) per common share:
Basic	$4.64	$1.70	$(1.01)
Diluted	$4.56	$1.66	$(1.01)
(1) Net loss attributable to common stockholders for the year ended December 31, 2018 reflects the repurchase and conversion of Series A Convertible Preferred Stock.
For the years ended December 31, 2020 and 2019, no outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS. For the year ended December 31, 2018, all outstanding shares issued under share-based compensation awards were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

15. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2020 and 2019, we had purchase commitments to our third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $220.8 million and $155.5 million, respectively. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Other

We are regularly subject to, and are currently undergoing, audits by various tax authorities in the U.S. and several foreign jurisdictions, including customs duties, import and other taxes for prior tax years.

During our normal course of business, we may make certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain matters. We cannot determine a range of estimated future payments and have not recorded any liability for such payments in the accompanying consolidated balance sheets.

See Note 17 — Legal Proceedings for further details regarding potential loss contingencies related to government tax audits and other current legal proceedings.

16. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

We have three reportable operating segments: the Americas, Asia Pacific, and Europe, Middle East, and Africa (“EMEA”). ‘Other businesses’ aggregates insignificant operating segments that do not meet the reportable segment threshold, including corporate operations and, in 2018, company-operated manufacturing facilities, which substantially ceased operations in the third quarter of 2018.

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues:
Americas	$863,613	$640,515	$520,192
Asia Pacific	278,515	348,072	344,598
EMEA	243,660	241,948	220,270
Segment revenues	1,385,788	1,230,535	1,085,060
Other businesses	163	58	3,145
Total consolidated revenues	$1,385,951	$1,230,593	$1,088,205
Income from operations:
Americas	$361,930	$204,868	$138,940
Asia Pacific	47,442	80,645	82,780
EMEA	63,314	70,326	59,539
Segment income from operations	472,686	355,839	281,259
Reconciliation of segment income from operations to income before income taxes:
Other businesses	(56,556)	(54,936)	(55,583)
Unallocated corporate (1)	(202,006)	(172,254)	(162,732)
Total consolidated income from operations	214,124	128,649	62,944
Foreign currency gains (losses), net	(1,128)	(1,323)	1,318
Interest income	215	601	1,281
Interest expense	(6,742)	(8,636)	(955)
Other income, net	510	31	569
Income before income taxes	$206,979	$119,322	$65,157
Depreciation and amortization:
Americas	$3,528	$3,593	$4,640
Asia Pacific	1,138	963	2,049
EMEA	730	793	1,252
Total segment depreciation and amortization	5,396	5,349	7,941
Other businesses	8,015	5,234	5,256
Unallocated corporate	14,208	13,630	16,053
Total consolidated depreciation and amortization	$27,619	$24,213	$29,250
(1) Includes corporate support and administrative functions, costs associated with share-based compensation, research and development, marketing, legal, depreciation and amortization of corporate and other assets not allocated to operating segments, and intersegment eliminations.

There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2020, 2019 and 2018. The following table sets forth certain geographical information regarding Crocs’ revenues for the periods as shown:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Location:
United States	$802,952	$563,473	$442,544
International (1)	582,999	667,120	645,661
Total revenues	$1,385,951	$1,230,593	$1,088,205
(1) No individual international country represented 10% or more of consolidated revenues in any of the years presented.

The following table sets forth geographical information regarding property and equipment assets as of the dates shown:

	December 31,
	2020	2019
	(in thousands)
Location:
United States	$49,527	$41,745
International (1)	7,940	5,660
Total property and equipment, net	$57,467	$47,405
(1) No individual international country represented 10% or more of consolidated net property and equipment assets in any of the years presented.

17. LEGAL PROCEEDINGS

We were subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, we were notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $2.8 million at current exchange rates, plus interest and penalties, for the period January 2010 through May 2011. We disputed these assessments and asserted defenses to the claims. On February 25, 2015, we received additional assessments totaling 33.3 million BRL, or approximately $6.4 million at current exchange rates, plus interest and penalties, related to the remainder of the audit period. We also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, we received a favorable ruling on our appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have appealed that decision and we have challenged the appeal on both the merits and procedure. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable for us and resulted in an approximately 38% reduction in principal, penalties, and interest, leaving approximately $4.0 million, plus interest and penalties, at risk for those assessments. The tax authorities have appealed that decision and Crocs has filed a response to the tax authorities’ appeal as well as a separate appeal against the unfavorable portion of the ruling. Should the Brazilian Tax Authority prevail in this final administrative appeal, we may still challenge the assessments through the court system, which would likely require the posting of a bond. We have not recorded these items within the consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

For all other claims and disputes, we have accrued estimated losses of $0.1 million within ‘Accrued expenses and other liabilities’ in our consolidated balance sheet as of December 31, 2020. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses for claims and other disputes. As of December 31, 2020, we estimated that reasonably possible losses could potentially exceed amounts accrued by up to $0.9 million.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, other than as set forth above, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results, and cash flows.

18. EMPLOYEE BENEFIT PLAN

Defined Contribution Plan

We sponsor a qualified defined contribution benefit plan (the “Plan”), covering substantially all of our U.S. employees. The Plan includes a savings plan feature under Section 401(k) of the Internal Revenue Code. We make matching contributions to the plans equal to 100% of the first 3%, and up to 50% of the next 2% of salary contributed by an eligible employee. Participants are vested 100% in our matching contributions when made. Contributions made by us under the Plan were $4.7 million, $5.1 million and $5.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

19. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

	For the Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except per share data)
Revenues	$281,160	$331,549	$361,736	$411,506
Gross profit	134,162	179,933	206,769	229,084
Income from operations	20,812	56,595	72,086	64,631
Net income (1)	11,091	56,551	61,889	183,330
Basic income per common share (2)	$0.16	$0.84	$0.92	$2.75
Diluted income per common share (2)	$0.16	$0.83	$0.91	$2.69
(1) During the three months ended December 31, 2020, we completed an intra-entity transfer of certain intellectual property rights, resulting in the recognition of a $127.7 million tax benefit. See Note 13 — Income Taxes for more information. Additionally, in the three months ended December 31, 2020, we recorded an impairment for a retail location in New York City of $20.0 million and for our former corporate headquarters of $1.1 million.
(2) Basic and diluted income per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not equal the annual amounts presented in the consolidated statements of operations. Additionally, for the three months ended December 31, 2020, basic and diluted income per common share include the impact of the repurchase of 1.7 million shares of our common stock for $131.7 million, including a $125.0 million ASR, as described in more detail in Note 10 — Equity.

	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
Revenues	$295,949	$358,899	$312,766	$262,979
Gross profit	137,615	189,379	163,824	126,238
Income from operations	32,578	47,831	39,884	8,356
Net income (1)	24,710	39,198	35,676	19,913
Basic income per common share (2)	$0.34	$0.55	$0.52	$0.29
Diluted income per common share (2)	$0.33	$0.55	$0.51	$0.29
(1) During the three months ended December 31, 2019, we reduced a portion of the valuation allowance recorded against certain deferred tax assets, resulting in a tax benefit.
(2) Basic and diluted income per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not equal the annual amounts presented in the consolidated statements of operations.

APPENDIX A
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CROCS, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Year Ended December 31, 2020
Allowance for doubtful accounts	$8,276	$5,779	$(2,901)	$11,154
Reserve for sales returns and allowances	5,261	95,740	(95,219)	5,782
Reserve for unapplied rebates	5,260	4,920	(6,023)	4,157
Total	$18,797	$106,439	$(104,143)	$21,093
Year Ended December 31, 2019
Allowance for doubtful accounts	$10,959	$1,566	$(4,249)	$8,276
Reserve for sales returns and allowances	2,741	73,027	(70,507)	5,261
Reserve for unapplied rebates	6,777	6,837	(8,354)	5,260
Total	$20,477	$81,430	$(83,110)	$18,797
Year Ended December 31, 2018
Allowance for doubtful accounts	$18,325	$711	$(8,077)	$10,959
Reserve for sales returns and allowances	4,983	71,865	(74,107)	2,741
Reserve for unapplied rebates	8,081	8,604	(9,908)	6,777
Total	$31,389	$81,180	$(92,092)	$20,477
(1) Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.