Form 10-Q
period 2021-03-31
Crocs, Inc.
filed 2021-04-27
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

As of April 20, 2021, Crocs, Inc. had 65,230,433 shares of its common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 and our subsequent filings with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2021

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues	$460,098	$281,160
Cost of sales	206,879	146,998
Gross profit	253,219	134,162
Selling, general and administrative expenses	128,533	113,350
Income from operations	124,686	20,812
Foreign currency losses, net	(504)	(231)
Interest income	27	97
Interest expense	(1,632)	(1,921)
Other income, net	11	21
Income before income taxes	122,588	18,778
Income tax expense	24,190	7,687
Net income	$98,398	$11,091
Net income per common share:
Basic	$1.50	$0.16
Diluted	$1.47	$0.16
Weighted average common shares outstanding:
Basic	65,458	67,931
Diluted	66,848	69,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$98,398	$11,091
Other comprehensive income (loss):
Foreign currency translation losses, net	(10,628)	(11,366)
Reclassification of foreign currency translation loss to income (1)	—	(164)
Total comprehensive income (loss)	$87,770	$(439)
(1) Represents the reclassification of cumulative foreign currency translation adjustment upon liquidation of foreign subsidiaries during the three months ended March 31, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$255,869	$135,802
Restricted cash - current	1,473	1,542
Accounts receivable, net of allowances of $18,615 and $21,093, respectively	228,717	149,847
Inventories	196,477	175,121
Income taxes receivable	3,830	1,857
Other receivables	19,912	10,816
Prepaid expenses and other assets	20,904	17,856
Total current assets	727,182	492,841
Property and equipment, net of accumulated depreciation and amortization of $83,429 and $86,305, respectively	70,150	57,467
Intangible assets, net of accumulated amortization of $99,513 and $95,426, respectively	34,762	37,636
Goodwill	1,651	1,719
Deferred tax assets, net	336,590	350,784
Restricted cash	3,904	1,929
Right-of-use assets	179,785	167,421
Other assets	8,299	8,926
Total assets	$1,362,323	$1,118,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,942	$112,778
Accrued expenses and other liabilities	111,159	126,704
Income taxes payable	24,317	5,038
Current operating lease liabilities	48,330	47,064
Total current liabilities	325,748	291,584
Long-term income taxes payable	198,769	205,974
Long-term borrowings	341,103	180,000
Long-term operating lease liabilities	165,818	146,401
Other liabilities	4,654	4,131
Total liabilities	1,036,092	828,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5.0 million shares authorized including 1.0 million authorized as Series A Convertible Preferred Stock, none outstanding	—	—
Common stock, par value $0.001 per share, 250.0 million shares authorized, 105.6 million and 105.0 million issued, 65.2 million and 65.9 million outstanding, respectively	106	105
Treasury stock, at cost, 40.4 million and 39.1 million shares, respectively	(783,926)	(688,849)
Additional paid-in capital	525,289	482,385
Retained earnings	651,744	553,346
Accumulated other comprehensive loss	(66,982)	(56,354)
Total stockholders’ equity	326,231	290,633
Total liabilities and stockholders’ equity	$1,362,323	$1,118,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	65,856	$105	39,132	$(688,849)	$482,385	$553,346	$(56,354)	$290,633
Share-based compensation	—	—	—	—	8,054	—	—	8,054
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	481	1	139	(10,462)	235	—	—	(10,226)
Repurchases of common stock	(1,112)	—	1,112	(84,615)	34,615	—	—	(50,000)
Net income	—	—	—	—	—	98,398	—	98,398
Other comprehensive loss	—	—	—	—	—	—	(10,628)	(10,628)
Balance at March 31, 2021	65,225	$106	40,383	$(783,926)	$525,289	$651,744	$(66,982)	$326,231

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	68,232	$104	35,796	$(546,208)	$495,903	$240,485	$(58,379)	$131,905
Share-based compensation	—	—	—	—	3,964	—	—	3,964
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	702	1	115	(2,573)	330	—	—	(2,242)
Repurchases of common stock	(1,559)	—	1,559	(39,159)	—	—	—	(39,159)
Net income	—	—	—	—	—	11,091	—	11,091
Other comprehensive loss	—	—	—	—	—	—	(11,530)	(11,530)
Balance at March 31, 2020	67,375	$105	37,470	$(587,940)	$500,197	$251,576	$(69,909)	$94,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$98,398	$11,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,054	6,907
Operating lease cost	14,832	14,994
Share-based compensation	8,054	3,964
Other non-cash items	(1,844)	5,877
Changes in operating assets and liabilities:
Accounts receivable	(81,186)	(73,232)
Inventories	(23,795)	(29,268)
Prepaid expenses and other assets	16,599	3,294
Accounts payable, accrued expenses and other liabilities	6,332	(16,218)
Operating lease liabilities	(15,294)	(12,323)
Cash provided by (used in) operating activities	30,150	(84,914)
Cash flows from investing activities:
Purchases of property, equipment, and software	(7,983)	(16,076)
Proceeds from disposal of property and equipment	—	25
Other	—	(116)
Cash used in investing activities	(7,983)	(16,167)
Cash flows from financing activities:
Proceeds from notes issuance	350,000	—
Proceeds from bank borrowings	40,000	145,000
Repayments of bank borrowings	(220,000)	—
Deferred debt issuance costs	(7,531)	(475)
Repurchases of common stock	(50,000)	(39,159)
Repurchases of common stock for tax withholding	(10,462)	(2,573)
Other	236	331
Cash provided by financing activities	102,243	103,124
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,437)	(3,496)
Net change in cash, cash equivalents, and restricted cash	121,973	(1,453)
Cash, cash equivalents, and restricted cash—beginning of period	139,273	112,045
Cash, cash equivalents, and restricted cash—end of period	$261,246	$110,592

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the three months ended March 31, 2021, other than with respect to the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements.

Reclassifications

We have reclassified certain amounts on the condensed consolidated statements of cash flows, Note 9 — Revenues, and Note 14 — Operating Segments and Geographic Information to conform to current period presentation.

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

Condensed Consolidated Statements of Cash Flows - Supplemental Schedule of Non-Cash Investing and Financing Activities

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Accrued purchases of property, equipment, and software	$15,502	$5,244

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Simplifying Accounting for Income Taxes

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, intra-period income tax expense allocation exceptions, and interim recognition of enactment of tax laws or rate changes. On January 1, 2021, we adopted this guidance. The adoption did not have a material effect on our condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our revolving borrowing instruments, which use LIBOR as a reference rate, and is available for adoption effective immediately, but is only available through December 31, 2022. We are currently evaluating the potential impact of this standard on our condensed consolidated financial statements.

Other Pronouncements

Other new pronouncements issued but not effective until after March 31, 2021 are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	March 31, 2021	December 31, 2020
	(in thousands)
Accrued compensation and benefits	$29,472	$48,870
Professional services	14,533	18,478
Fulfillment, freight, and duties	24,606	17,868
Sales/use and value added taxes payable	13,782	12,480
Return liabilities	8,058	6,906
Royalties payable and deferred revenue	5,794	6,254
Accrued rent and occupancy	3,610	3,818
Other	11,304	12,030
Total accrued expenses and other liabilities	$111,159	$126,704

4. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	March 31, 2021	December 31, 2020
	(in thousands)
Assets:
Right-of-use assets	$179,785	$167,421
Liabilities:
Current operating lease liabilities	$48,330	$47,064
Long-term operating lease liabilities	165,818	146,401
Total operating lease liabilities	$214,148	$193,465

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations were:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating lease cost	$14,832	$14,994
Short-term lease cost	1,441	1,325
Variable lease cost	3,648	1,500
Total lease costs	$19,921	$17,819

Other information related to leases, including supplemental cash flow information, consists of:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash paid for operating leases	$15,426	$12,293
Right-of-use assets obtained in exchange for operating lease liabilities	35,552	24,790

The weighted average remaining lease term and discount rate related to our lease liabilities as of March 31, 2021 were 7.0 years and 4.2%, respectively. As of March 31, 2020, the weighted average remaining lease term and discount rate related to our lease liabilities were 6.3 years and 4.7%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of March 31, 2021
(in thousands)
2021 (remainder of year)	$39,865
2022	45,622
2023	34,750
2024	24,114
2025	17,957
Thereafter	85,814
Total future minimum lease payments	248,122
Less: imputed interest	(33,974)
Total operating lease liabilities	$214,148

Lease Commencements

In the first quarter of 2021, the lease for a new distribution center in Dordrecht, the Netherlands commenced, the impact of which is included in the above lease disclosures.

Leases That Have Not Yet Commenced

As of March 31, 2021, we had significant obligations for a lease not yet commenced related to the expansion of our Americas distribution center in Dayton, Ohio. The total contractual commitment related to the lease, with payments expected to begin in the first quarter of 2022 and continue through September 2030, is approximately $31 million.

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within ‘Accrued expenses and other liabilities’ and ‘Prepaid expenses and other assets’ at March 31, 2021 and December 31, 2020, respectively. The fair values of our derivative instruments were an immaterial asset and liability at March 31, 2021 and December 31, 2020, respectively. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and current restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. In the three months ended March 31, 2021, we completed the issuance and sale of $350.0 million aggregate principal amount of 4.250% Senior Notes (the “Notes”), which are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. See Note 7 — Long-Term Borrowings for more information. The carrying and fair values of our outstanding borrowings at March 31, 2021 and December 31, 2020 were:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Senior notes issuance	$350,000	$342,781	$—	$—
Revolving credit facilities	—	—	180,000	180,000

Non-Financial Assets and Liabilities

Our non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. Impairment expense is reported in ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations. We did not record impairment expense in the three months ended March 31, 2021 or 2020.

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

Counterparty default risk is considered low because the forward contracts that we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of March 31, 2021 or December 31, 2020.

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

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets, were:

	March 31, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$1,540	$(1,043)	$794	$(1,225)
Netting of counterparty contracts	(1,043)	1,043	(794)	794
Foreign currency forward contract derivatives	$497	$—	$—	$(431)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	March 31, 2021		December 31, 2020
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Euro	$22,924	$312	$28,851	$(82)
Singapore Dollar	49,022	(482)	24,211	457
Indian Rupee	11,854	(103)	18,937	(134)
Japanese Yen	23,973	906	17,447	(240)
British Pound Sterling	6,902	(327)	16,134	(182)
South Korean Won	13,870	101	3,741	(56)
Other currencies	16,694	90	9,675	(194)
Total	$145,239	$497	$118,996	$(431)

Latest maturity date	April 2021		January 2021

Amounts reported in ‘Foreign currency losses, net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Foreign currency transaction gains (losses)	$(851)	$1,027
Foreign currency forward exchange contracts gains (losses)	347	(1,258)
Foreign currency losses, net	$(504)	$(231)

7. LONG-TERM BORROWINGS

Our borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	March 31, 2021	December 31, 2020
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$—
Revolving credit facilities				—	180,000
Total face value of long-term borrowings				350,000	180,000
Less:
Unamortized issuance costs				8,897	—
Current portion of borrowings				—	—
Total long-term borrowings				$341,103	$180,000

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 3.50 to 1.00 from the quarter ended December 31, 2020 to the quarter ended December 31, 2021, and (ii) 3.25 to 1.00 from the quarter ended March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2021, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2021, the total commitments available from the lenders under the Facility were $500.0 million. At March 31, 2021, we had no outstanding borrowings and $0.3 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of March 31, 2021 and December 31, 2020, we had $499.7 million and $319.4 million, respectively, of available borrowing capacity under the Facility.

Asia Revolving Credit Facilities

We have two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch, which provides up to 30.0 million RMB, or $4.6 million at current exchange rates, and matures in May 2021, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch, which provides up to an equivalent of $5.0 million and matures in June 2021.

We had no borrowings under our Asia revolving facilities during the three months ended March 31, 2021 and year ended December 31, 2020 or borrowings outstanding at March 31, 2021 and December 31, 2020.

Senior Notes Issuance

On March 12, 2021, the Company completed the issuance and sale of $350.0 million aggregate principal amount of 4.250% Senior Notes due March 15, 2029 (the “Notes”), pursuant to the indenture related thereto (“the Indenture”). Interest on the Notes is payable semi-annually.

The Notes rank pari passu in right of payment with all of the Company’s existing and future senior debt, including the Credit Agreement, and are senior in right of payment to any of the Company’s future debt that is, by its term, expressly subordinated in right of payment to the Notes. The Notes are unconditionally guaranteed by each of the Company’s restricted subsidiaries that is a borrower or guarantor under the Credit Agreement and by each of the Company’s wholly-owned restricted subsidiaries that guarantees any debt of the Company or any guarantor under any syndicated credit facility or capital markets debt in an aggregate principal amount in excess of $25.0 million.

The Company will have the option to redeem all or any portion of the Notes, at once or over time, at any time on or after March 15, 2024, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company will also have the option to redeem some or all of the Notes at any time before March 15, 2024 at a redemption price of 100% of the principal amount of the Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before March 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the Notes at a redemption price of 104.250% of the principal amount of the Notes with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2021, we were in compliance with all financial covenants under the Notes.

8. COMMON STOCK REPURCHASE PROGRAM

During the three months ended March 31, 2021, we repurchased 1.1 million shares of our common stock at a cost of $50.0 million, including commissions. This includes 0.5 million shares received in January 2021 at the conclusion of the purchase period for an accelerated share repurchase agreement we entered into in November 2020. During the three months ended March 31, 2020, we repurchased 1.6 million shares of our common stock at a cost of $39.2 million, including commissions.

As of March 31, 2021, we had remaining authorization to repurchase approximately $287.8 million of our common stock, subject to restrictions under our Notes and Credit Agreement. In April 2021, the Board of Directors (the “Board”) approved a $712.2 million increase to our share repurchase authorization, after which $1.0 billion remained available for future common stock repurchases.

9. REVENUES

Revenues by reportable operating segment and by channel were:

	Three Months Ended March 31, 2021
	Americas	Asia Pacific	EMEA	Unallocated Corporate and Other	Total
	(in thousands)
Channel:
Wholesale	$144,773	$58,624	$86,604	$38	$290,039
Direct-to-consumer (1)	131,636	23,968	14,455		170,059
Total revenues	$276,409	$82,592	$101,059	$38	$460,098

	Three Months Ended March 31, 2020
	Americas	Asia Pacific	EMEA	Unallocated Corporate and Other	Total
	(in thousands)
Channel:
Wholesale	$90,805	$45,580	$56,711	$76	$193,172
Direct-to-consumer (1)	56,918	19,880	11,190		87,988
Total revenues	$147,723	$65,460	$67,901	$76	$281,160
(1) Direct-to-consumer revenues consist of sales generated through our company-operated retail stores (previously our “Retail” channel) and company-operated e-commerce websites and third-party e-commerce marketplaces (previously our “E-commerce” channel).

During the three months ended March 31, 2021, we recognized no changes to estimates for wholesale revenues and no changes to estimates for direct-to-consumer revenues. During the three months ended March 31, 2020, we recognized an increase of $0.5 million to wholesale revenues due to changes in estimates related to products transferred to customers in prior periods and no changes to estimates for direct-to-consumer revenues.

There were no material changes in contract liabilities or refund liabilities in the three months ended March 31, 2021 or 2020.

10. SHARE-BASED COMPENSATION

Our share-based compensation awards are issued under the 2020 Equity Incentive Plan (“2020 Plan”) and predecessor plan, the 2015 Equity Incentive Plan (“2015 Plan”). Any awards that expire or are forfeited under the 2015 Plan become available for issuance under the 2020 Plan.

Pre-tax share-based compensation expense reported in our condensed consolidated statements of operations was:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of sales	$86	$146
Selling, general and administrative expenses	7,968	3,818
Total share-based compensation expense	$8,054	$3,964

On January 11, 2021, our Board awarded 0.4 million market-condition restricted stock units (“RSUs”) to certain senior executives. For the executives to earn the target number of shares, the 30 trading day average of the daily volume weighted average trading price of the common stock must meet or exceed certain performance hurdles. Any earned shares will also be subject to time vesting. When a performance hurdle is met or exceeded, one third of the earned portion of the RSUs will vest immediately, and the remaining two thirds will be subject to the executive’s continued employment, with one third vesting one year later and the remaining one third vesting two years later, but in no case later than the fourth anniversary of the award, in each case, subject to certain change in control provisions.

The grant date fair value and derived service period for the market-condition RSUs granted on January 11, 2021 (“January market-condition RSUs”) were estimated using a Monte Carlo simulation valuation model. The grant date fair value for the January market-condition RSUs was $21.9 million. As of March 31, 2021, unrecognized share-based compensation for the January market-condition RSUs, which are expected to be recognized through March 2024 based on the Monte Carlo valuation model, was $18.6 million.

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except effective tax rate)
Income before income taxes	$122,588	$18,778
Income tax expense	24,190	7,687
Effective tax rate	19.7%	40.9%

The decrease in the effective tax rate for the three months ended March 31, 2021, compared to the same period in 2020, was driven primarily by the realization of deferred tax assets which were subject to a valuation allowance. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as the realization of deferred tax assets which were subject to a valuation allowance. There were no significant or unusual discrete tax items during the three months ended March 31, 2021. We had unrecognized tax benefits of $198.0 million and $206.2 million at March 31, 2021 and December 31, 2020, respectively, and we do not expect any significant changes in unrecognized tax benefits in the next twelve months.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income by considering both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. As of March 31, 2021, valuation allowances remain in certain jurisdictions where we believe it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current significant earnings trend, sufficient positive evidence may become available for us to release a portion of the valuation allowance within twelve months. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability achieved in future periods. We will continue to assess the realizability of our deferred tax assets.

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2021 and 2020 were:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Numerator:
Net income	$98,398	$11,091
Denominator:
Weighted average common shares outstanding - basic	65,458	67,931
Plus: Dilutive effect of stock options and unvested restricted stock units	1,390	1,287
Weighted average common shares outstanding - diluted	66,848	69,218

Net income per common share:
Basic	$1.50	$0.16
Diluted	$1.47	$0.16

For the three months ended March 31, 2021, an aggregate of 0.1 million options and restricted stock units (“RSUs”) were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three months ended March 31, 2020, less than 0.1 million options and RSUs were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2021, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $228.6 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

Segment performance is evaluated based on segment results without allocating corporate expenses, or indirect general, administrative, and other expenses. Segment profits or losses include adjustments to eliminate inter-segment sales. Reconciling items between segment income from operations and income from operations consist of unallocated corporate and other expenses, as well as inter-segment eliminations.

In the first quarter of 2021, certain costs previously reported within ‘Other Businesses’ were shifted to the Americas, Asia Pacific, and EMEA segments, as applicable, to reflect changes in the way management evaluates segment performance, makes operating decisions, and allocates resources. Additionally, any costs remaining in ‘Other Businesses,’ including depreciation and amortization, have been consolidated into ‘Unallocated corporate and other.’ The previously reported amounts for income from operations for the three months ended March 31, 2020 have been revised to conform to current period presentation, as shown in the following tables.

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenues:
Americas	$276,409	$147,723
Asia Pacific	82,592	65,460
EMEA	101,059	67,901
Total segment revenues	460,060	281,084
Unallocated corporate and other (2)	38	76
Total consolidated revenues	$460,098	$281,160
Income from operations:
Americas (1)	$118,344	$39,946
Asia Pacific (1)	23,293	9,246
EMEA (1)	37,113	17,845
Total segment income from operations	178,750	67,037
Reconciliation of total segment income from operations to income before income taxes:
Unallocated corporate and other (1)(2)	(54,064)	(46,225)
Income from operations	124,686	20,812
Foreign currency losses, net	(504)	(231)
Interest income	27	97
Interest expense	(1,632)	(1,921)
Other income, net	11	21
Income before income taxes	$122,588	$18,778

Depreciation and amortization:
Americas	$943	$854
Asia Pacific	287	279
EMEA	166	176
Total segment depreciation and amortization	1,396	1,309
Unallocated corporate and other (1)(2)	6,658	5,598
Total consolidated depreciation and amortization	$8,054	$6,907
(1) In the first quarter of 2021, certain costs previously reported within ‘Other Businesses’ were shifted to the Americas, Asia Pacific, and EMEA segments. Additionally, any costs remaining in ‘Other Businesses,’ including depreciation and amortization, have been consolidated into ‘Unallocated corporate and other.’ The previously reported amounts for income from operations for the three months ended March 31, 2020 have been revised to conform to current period presentation. See the ‘Impacts of segment composition change’ table below for more information.
(2) Unallocated corporate and other primarily includes corporate support and administrative functions, certain royalty income, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Impacts of segment composition change:

Three Months Ended March 31, 2020
(in thousands)
Impacts on income from operations:
Americas	$(6,716)
Asia Pacific	(178)
EMEA	200
Total impact on segment income from operations	$(6,694)

Unallocated corporate and other	$6,694

15. LEGAL PROCEEDINGS

We were subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, we were notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $2.6 million at current exchange rates, plus interest and penalties, for the period January 2010 through May 2011. We disputed these assessments and asserted defenses to the claims. On February 25, 2015, we received additional assessments totaling 33.3 million BRL, or approximately $5.9 million at current exchange rates, plus interest and penalties, related to the remainder of the audit period. We also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, we received a favorable ruling on our appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have appealed that decision and we challenged the appeal on both the merits and procedure. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable for us and resulted in an approximately 38% reduction in principal, penalties, and interest. The tax authorities have appealed that decision, and we filed a response to the tax authorities’ appeal as well as a separate appeal against the unfavorable portion of the ruling. Taking current rulings into consideration, we estimate the remaining principal for these assessments to be $4.4 million, plus interest and penalties. Should the Brazilian Tax Authority prevail in these final administrative appeals, we may challenge the assessments through the court system, which would likely require the posting of a bond. We have not recorded these items within the condensed consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

For all other claims and disputes, we have accrued estimated losses of $0.9 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of March 31, 2021. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of March 31, 2021, we estimated that reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by an immaterial amount.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•Our revenue grew in the three months ended March 31, 2021, despite challenging global logistics that impacted many industries around the world, including the blockage of the Suez Canal, which we expect to have a more significant impact on operations in the second quarter of 2021, and significant bottlenecks in West Coast ports, which had an impact on first quarter 2021 operations and is expected to continue to impact future quarters this year. We continue to be proactive in our supervision of this global logistics congestion.
•Our new EMEA distribution center in Dordrecht, the Netherlands, opened in the three months ended March 31, 2021 and the expansion of our U.S. distribution center is underway. In 2021, we expect an impact to gross margin of approximately $12 to $15 million related to distribution center investments to fuel our future growth.
•Capital expenditures for supply chain investments to support our growth are expected to be between $100 and $130 million for 2021.
•Digital sales, which include sales through our company-owned websites, third party marketplaces, and e-tailers, continued to show significant growth in the three months ended March 31, 2021 compared to the same period in 2020. We expect this trend to continue on an ongoing basis.
•While the vast majority of our company-operated retail stores were open at March 31, 2021, we continued to experience store closures, primarily in Western Europe, throughout the first quarter of 2021, as a result of the COVID-19 pandemic. Additionally, our year-over-year results discussed below are, and we expect for the remainder of 2021 will be, impacted to some extent by prior year store closures and operating hour reductions during COVID-19.
•In April 2021, the Board of Directors (the “Board”) approved a $712.2 million increase to our share repurchase authorization, after which $1.0 billion remained available for future common stock repurchases.

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

First Quarter 2021 Financial and Operational Highlights

Revenues were $460.1 million for the first quarter of 2021, a 63.6% increase compared to the first quarter of 2020. The increase was due to the net effects of: (i) higher unit sales volumes, which increased revenues by $158.3 million, or 56.3%, driven by increased consumer demand for our product, a portion of which was due to improved sales in our wholesale and retail businesses as the pandemic subsides, and continued e-commerce growth; (ii) higher average selling prices, driven primarily by reduced promotions and higher pricing, which increased revenues by $12.0 million, or 4.2%; and (iii) favorable changes in exchange rates, which increased revenues by $8.6 million, or 3.1%.

The following were significant developments affecting our businesses and capital structure during the three months ended March 31, 2021:

•We sold 25.9 million pairs of shoes worldwide, an increase from 17.1 million pairs in the first quarter of 2020.
•Revenues in our Americas segment grew by 87.1%. Our EMEA segment revenues grew by 48.8%, or 41.0% on a constant currency basis, and our Asia segment revenues grew by 26.2%, or 20.1% on a constant currency basis, compared to the first quarter of 2020.
•Digital sales represented 32.3% of revenue, compared to 30.1% in last year’s first quarter.
•Gross margin was 55.0%, an increase of 730 basis points from last year’s first quarter, as a result of favorable channel and product mix, reduced discounting, and efficiencies in our distribution and logistics network.
•SG&A was $128.5 million compared to $113.4 million in the first quarter of 2020. As a percent of revenues, SG&A decreased to 27.9% of revenues compared to 40.3% of revenues in the first quarter of 2020.
•Income from operations increased to $124.7 million from $20.8 million in last year’s first quarter. Net income was $98.4 million, or $1.47 per diluted share, compared to $11.1 million, or $0.16 per diluted share, in last year’s first quarter.
•We repurchased 1.1 million shares of our common stock at a cost of $50.0 million, including commissions. This includes 0.5 million shares delivered in January 2021 at the conclusion of the purchase period for an accelerated share repurchase arrangement (“ASR”) entered into in the fourth quarter of 2020.
•During the first quarter, we issued $350.0 million of 4.250% senior notes due 2029 and repaid the then-outstanding balance of $115.0 million under our senior revolving credit facility with a portion of the proceeds. At March 31, 2021, we had $499.7 million in available borrowing capacity.

Results of Operations

	Three Months Ended March 31,			% Change Favorable (Unfavorable)
	2021	2020
	(in thousands, except per share, margin, and average selling price data)
Revenues	$460,098	$281,160		63.6%
Cost of sales	206,879	146,998		(40.7)%
Gross profit	253,219	134,162		88.7%
Selling, general and administrative expenses	128,533	113,350		(13.4)%
Income from operations	124,686	20,812		499.1%
Foreign currency losses, net	(504)	(231)		(118.2)%
Interest income	27	97		(72.2)%
Interest expense	(1,632)	(1,921)		15.0%
Other income, net	11	21		(47.6)%
Income before income taxes	122,588	18,778		552.8%
Income tax expense	24,190	7,687		(214.7)%
Net income	$98,398	$11,091		787.2%
Net income per common share:
Basic	$1.50	$0.16		837.5%
Diluted	$1.47	$0.16		818.8%

Gross margin (1)	55.0%	47.7%	730	bp
Operating margin (1)	27.1%	7.4%	1,970	bp
Footwear unit sales	25,908	17,100		51.5%
Average footwear selling price - nominal basis (2)	$17.64	$16.35		7.9%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units.

Revenues By Channel

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
	2021	2020	Favorable (Unfavorable)
	(in thousands)
Wholesale:
Americas	$144,773	$90,805	59.4%	60.4%
Asia Pacific	58,624	45,580	28.6%	23.1%
EMEA	86,604	56,711	52.7%	44.2%
Unallocated corporate and other	38	76	(50.0)%	(50.0)%
Total wholesale	290,039	193,172	50.1%	46.8%
Direct-to-consumer (2):
Americas	131,636	56,918	131.3%	130.9%
Asia Pacific	23,968	19,880	20.6%	13.2%
EMEA	14,455	11,190	29.2%	24.5%
Total direct-to-consumer	170,059	87,988	93.3%	90.8%
Total revenues	$460,098	$281,160	63.6%	60.5%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) Direct-to-consumer revenues consist of sales generated through our company-operated retail stores (previously our “Retail” channel) and company-operated e-commerce websites and third-party e-commerce marketplaces (previously our “E-commerce” channel).

The primary drivers of changes in revenue were:

	Three Months Ended March 31, 2021 vs. 2020
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$158,331	56.3%	$11,962	4.2%	$8,645	3.1%	$178,938	63.6%
(1) The change due to price is based on the change in average selling price on a constant currency basis (“ASP”).

Revenues. In the three months ended March 31, 2021, revenues increased compared to the same period in 2020. This was mostly driven by sales volume increases in all regions, most significantly in our Americas and EMEA segments. The volume increase was due to increased consumer demand, attributable in part to the negative impact of the COVID-19 pandemic on prior year wholesale and retail store sales, and continued e-commerce growth led by the Americas. Higher ASP, due to less promotional activity and higher pricing, led to higher Americas and Asia Pacific revenues, particularly in our direct-to-consumer channel. Foreign exchange fluctuations also increased revenues, primarily due to favorable changes in the Euro and numerous other currencies, offset in part by unfavorable changes in the Russian Ruble and Brazilian Real.

Cost of sales. In the three months ended March 31, 2021, compared to the same period in 2020, cost of sales increased due to higher volume of $75.1 million, or 51.1%, primarily in our Americas and EMEA segments, and foreign currency fluctuations, which increased cost of sales by $4.3 million, or 2.9%, offset in part by lower average cost per unit on a constant currency basis (“AUC”), primarily in our wholesale channel, as a result of increased efficiencies in our distribution and logistics network, which decreased cost of sales by $19.5 million, or 13.3%.

Gross profit. Gross margin increased in the three months ended March 31, 2021 to 55.0%, compared to 47.7% in the same period in 2020, driven by favorable channel and product mix, reduced discounting, and efficiencies in our distribution and logistics network. Gross profit increased $119.1 million, or 88.7%, as a result of higher volume of $83.2 million, or 62.0%, the combined impact of lower AUC and higher ASP, of $31.5 million, or 23.4%, and favorable foreign currency changes of $4.4 million, or 3.3%.

Selling, general and administrative expenses. SG&A as a percent of revenue improved to 27.9% in the three months ended March 31, 2021 from 40.3% in the same period in 2020 as a result of strong sales growth and our continued efforts to leverage operating costs. SG&A expenses increased $15.2 million, or 13.4%, in the three months ended March 31, 2021 compared to the same period in 2020 The primary driver of this increase was higher compensation expense, which increased $12.2 million as a result of higher variable and executive compensation and an increase in employee headcount over prior year. Additionally, professional services costs increased $3.5 million due to higher consulting fees associated with supply chain investments and higher variable credit card fees associated with increased direct-to-consumer sales. Facilities costs increased $2.2 million, driven by higher variable rent associated with higher retail sales, and other net costs, including information technology, increased $1.9 million. These increases were partially offset by lower bad debt expense of $4.6 million, primarily as a result of a charge taken in prior year in response to COVID-19 that did not recur in 2021 and collections on previously reserved bad debt expense.

Foreign currency losses, net. Foreign currency losses, net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended March 31, 2021, we recognized realized and unrealized net foreign currency losses of $0.5 million, compared to losses of $0.2 million during the three months ended March 31, 2020.

Income tax expense. During the three months ended March 31, 2021, income tax expense increased $16.5 million compared to the same period in 2020. The effective tax rate for the three months ended March 31, 2021 was 19.7% compared to an effective tax rate of 40.9% for the same period in 2020, a 21.2% decrease. This decrease in the effective rate was driven primarily by the realization of deferred tax assets which were subject to a valuation allowance. Our effective income tax rate for each period presented also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions, as well as the realization of deferred tax assets which were subject to a valuation allowance.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
	2021	2020	Favorable (Unfavorable)
	(in thousands)
Revenues:
Americas	$276,409	$147,723	87.1%	87.5%
Asia Pacific	82,592	65,460	26.2%	20.1%
EMEA	101,059	67,901	48.8%	41.0%
Total segment revenues	460,060	281,084	63.7%	60.6%
Unallocated corporate and other (3)	38	76	(50.0)%	(50.0)%
Total consolidated revenues	$460,098	$281,160	63.6%	60.5%

Income from operations:
Americas (2)	$118,344	$39,946	196.3%	196.7%
Asia Pacific (2)	23,293	9,246	151.9%	139.8%
EMEA (2)	37,113	17,845	108.0%	97.5%
Total segment income from operations	178,750	67,037	166.6%	162.4%
Unallocated corporate and other (2)(3)	(54,064)	(46,225)	(17.0)%	(16.3)%
Total consolidated income from operations	$124,686	$20,812	499.1%	487.0%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) In the first quarter of 2021, certain costs previously reported within ‘Other Businesses’ were shifted to the Americas, Asia Pacific, and EMEA segments to reflect changes in the way management evaluates segment performance, makes operating decisions, and allocates resources. Additionally, any costs remaining in ‘Other Businesses’ have been consolidated into ‘Unallocated corporate and other.’ The previously reported amounts for income from operations for the three months ended March 31, 2020 have been revised to conform to current period presentation. See the ‘Impacts of segment composition change’ table below for more information.
(3) Unallocated corporate and other includes corporate support and administrative functions, certain royalty income, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Impacts of segment composition change:

Three Months Ended March 31, 2020
(in thousands)
Impacts on income from operations:
Americas	$(6,716)
Asia Pacific	(178)
EMEA	200
Total impact on segment income from operations	$(6,694)

Unallocated corporate and other	$6,694

The primary drivers of changes in revenues by operating segment were:

	Three Months Ended March 31, 2021 vs. 2020
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Americas	$123,366	83.5%	$5,967	4.0%	$(647)	(0.4)%	$128,686	87.1%
Asia Pacific	3,367	5.1%	9,802	15.0%	3,963	6.1%	17,132	26.2%
EMEA	31,636	46.6%	(3,807)	(5.6)%	5,329	7.8%	33,158	48.8%
Total segment revenues	$158,369	56.3%	$11,962	4.3%	$8,645	3.1%	$178,976	63.7%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

Americas Operating Segment

Revenues. Americas revenues increased in the three months ended March 31, 2021, compared to the same period in 2020, largely due to higher volumes in both our wholesale and direct-to-consumer channels, driven by increased consumer demand and strong wholesale sell-through, which resulted in more wholesale orders and deliveries. Revenues also increased 4.0% as a result of increased ASP in our direct-to-consumer channel from less promotional activity, partially offset by decreased ASP in our wholesale channel due in part to product mix. These increases were slightly offset by unfavorable foreign currency changes, primarily in the Brazilian Real.

Income from Operations. Income from operations for our Americas segment was $118.3 million for the three months ended March 31, 2021, an increase of $78.4 million, or 196.3%, compared to the same period in 2020. Gross profit increased $85.1 million, or 112.1%, as a result of higher volume of $66.6 million, or 87.7%, in both channels, and higher ASP, supplemented by lower AUC, of $18.7 million, or 24.7%, due to fewer promotions, favorable product mix, and increased efficiencies at our U.S. distribution center. Insignificant unfavorable currency changes minimally offset these increases.

SG&A for our Americas segment increased $6.7 million, or 18.6%, during the three months ended March 31, 2021 compared to the same period in 2020. This increase was driven by higher marketing costs of $2.2 million due to variable marketing associated with higher revenues, higher compensation cost of $1.8 million due to increased headcount, higher facilities costs of $1.4 million from variable rent associated with an increase in retail sales, and increases in other net costs of $1.3 million, mostly as a result of variable costs associated with higher sales, offset by collections on previously reserved bad debt expense.

Asia Pacific Operating Segment

Revenues. Asia Pacific revenues increased in the three months ended March 31, 2021, compared to the same period in 2020, as a result of higher ASP in both channels, as a result of price increases, less promotional activity, and favorable changes in product mix, and higher volume, particularly in our wholesale channel as a result of prior year COVID-19 closures that did not recur in the current year. Favorable foreign currency fluctuations, primarily in the Korean Won, also increased revenues.

Income from Operations. Income from operations for the Asia Pacific segment was $23.3 million for the three months ended March 31, 2021, an increase of $14.0 million, or 151.9%, compared to the same period in 2020. Gross profit increased by $12.1 million, or 37.5%, mostly from ASP growth that outpaced AUC growth of $8.6 million, or 26.7%. Additionally, favorable changes in currency of $2.2 million, or 6.9%, and higher volume of $1.3 million, or 3.9%, contributed gross profit gains over the same period in the prior year.

SG&A for our Asia Pacific segment decreased $1.9 million, or 8.5%, during the three months ended March 31, 2021, compared to the same period in 2020. This decrease was due to lower bad debt expense of $3.0 million, primarily from a charge taken in the prior year in response to COVID-19, and prior year inventory donations to healthcare workers and other organizations of $1.2 million, neither of which recurred in 2021. These decreases were offset in part by higher marketing costs of $1.2 million, mostly due to an increased investment in our China business, and higher facilities and other net costs of $1.1 million.

EMEA Operating Segment

Revenues. Revenues increased in our EMEA segment in the three months ended March 31, 2021, compared to the same period in 2020, driven almost entirely by increased volume in our wholesale channel. This increase was a result of higher sales in our distributor markets that were heavily impacted last year by the COVID-19 pandemic and general increased demand for our products across the region. Positive net foreign currency fluctuations, mostly in the Euro, were partially offset by lower ASP, driven primarily by changes in channel mix.

Income from Operations. Income from operations for the EMEA segment was $37.1 million for the three months ended March 31, 2021, an increase of $19.3 million, or 108.0%, compared to the same period in 2020. Gross profit increased $20.4 million, or 67.0%, due to higher volume of $13.6 million, or 44.8%. Additionally, favorable purchasing power from currency changes drove lower AUC, partially offset by lower ASP, of $4.2 million, or 13.7%, and favorable foreign currency fluctuations impacted gross profit by $2.6 million, or 8.5%.

SG&A for our EMEA segment increased $1.1 million, or 9.0%, during three months ended March 31, 2021, compared to the same period in 2020, primarily from higher marketing costs of $1.4 million, partially offset by decreases in other net costs of $0.3 million.

Unallocated Corporate and Other

During the three months ended March 31, 2021, total net costs within ‘Unallocated Corporate and Other’ increased $7.8 compared to the same period in 2020. This change was driven primarily by higher compensation expense of $9.9 million primarily as a result of higher variable and executive compensation and an increase in employee headcount, higher information technology costs of $2.0 million, and higher professional services costs of $2.0 million from higher consulting fees associated with supply chain investments. These increases were offset by lower unallocated marketing costs of $3.7 million and lower other net costs of $2.4 million.

Store Locations and Comparable Sales

The tables below illustrate the overall change in the number of our company-operated retail locations by reportable operating segment for the three months ended March 31, 2021:

	December 31, 2020	Opened	Closed	March 31, 2021
Company-operated retail locations:
Americas	165	—	—	165
Asia Pacific	137	—	2	135
EMEA	49	—	—	49
Total	351	—	2	349

Digital sales, which includes sales through our company-owned websites, third party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Three Months Ended March 31,
	2021	2020
Digital sales as a percent of total revenues:
Americas	29.2%	29.0%
Asia Pacific	30.9%	24.4%
EMEA	41.8%	38.2%
Global	32.3%	30.1%

Comparable direct-to-consumer sales by operating segment are shown below.

	Constant Currency (1)
	Three Months Ended March 31,
	2021	2020
Direct-to-consumer comparable sales: (2)
Americas	100.0%	18.0%
Asia Pacific	14.5%	(6.1)%
EMEA	49.9%	16.6%
Global	71.1%	10.9%
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

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of March 31, 2021 was:

March 31, 2021
(in thousands)
Cash and cash equivalents	$255,869
Available borrowings	499,725

As of March 31, 2021, we had $255.9 million in cash and cash equivalents and up to $499.7 million of remaining borrowing availability under our Facility (as defined below). We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months. Additionally, in March 2021, we completed the issuance and sale of $350.0 million aggregate principal amount of 4.250% Senior Notes due March 15, 2029. A portion of the net proceeds were used to repay the then-outstanding balance of $115.0 million under our Facility and we intend to use the remainder for general corporate purposes, which may include working capital, capital expenditures, stock repurchases, and acquisitions. See “Senior Notes Issuance” below for more information. Further, in April 2021, the Board approved a $712.2 million increase to our share repurchase authorization, after which $1.0 billion remained available for future common stock repurchases.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. As of March 31, 2021, we held $67.2 million of our total $255.9 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. The repatriation of the $67.2 million held in international locations is not limited by local regulations.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 3.50 to 1.00 from the quarter ended December 31, 2020 to the quarter ended December 31, 2021, and (ii) 3.25 to 1.00 from the quarter ended March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2021, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2021, the total commitments available from the lenders under the Facility were $500.0 million. At March 31, 2021, we had no outstanding borrowings and $0.3 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of March 31, 2021 and December 31, 2020, we had $499.7 million and $319.4 million, respectively, of available borrowing capacity under the Facility.

Asia Revolving Credit Facilities

We have two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch, which provides up to 30.0 million RMB, or $4.6 million at current exchange rates, and matures in May 2021, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch, which provides up to an equivalent of $5.0 million and matures in June 2021.

We had no borrowings under our Asia revolving facilities during the three months ended March 31, 2021 and year ended December 31, 2020 or borrowings outstanding at March 31, 2021 and December 31, 2020.

Senior Notes Issuance

On March 12, 2021, the Company completed the issuance and sale of $350.0 million aggregate principal amount of 4.250% Senior Notes due March 15, 2029 (the “Notes”), pursuant to the indenture related thereto (“the Indenture”). Interest on the Notes is payable semi-annually.

The Notes rank pari passu in right of payment with all of the Company’s existing and future senior debt, including the Credit Agreement, and are senior in right of payment to any of the Company’s future debt that is, by its term, expressly subordinated in right of payment to the Notes. The Notes are unconditionally guaranteed by each of the Company’s restricted subsidiaries that is a borrower or guarantor under the Credit Agreement and by each of the Company’s wholly-owned restricted subsidiaries that guarantees any debt of the Company or any guarantor under any syndicated credit facility or capital markets debt in an aggregate principal amount in excess of $25.0 million.

The Company will have the option to redeem all or any portion of the Notes, at once or over time, at any time on or after March 15, 2024, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company will also have the option to redeem some or all of the Notes at any time before March 15, 2024 at a redemption price of 100% of the principal amount of the Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before March 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the Notes at a redemption price of 104.250% of the principal amount of the Notes with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2021, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Three Months Ended March 31,		$ Change	% Change
	2021	2020	Favorable (Unfavorable)
	(in thousands)
Cash provided by (used in) operating activities	$30,150	$(84,914)	$115,064	135.5%
Cash used in investing activities	(7,983)	(16,167)	8,184	50.6%
Cash provided by financing activities	102,243	103,124	(881)	(0.9)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,437)	(3,496)	1,059	30.3%
Net change in cash, cash equivalents, and restricted cash	$121,973	$(1,453)	$123,426	8,494.6%

Operating Activities. Cash provided by operating activities consists of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities increased $115.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven by higher net income, adjusted for non-cash items, of $84.7 million and by net increases in operating assets and liabilities of $30.4 million in line with the growth of our business.

Investing Activities. There was an $8.2 million decrease in cash used in investing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is primarily due to a decrease in the purchases of property, equipment, and software, mainly from expenditures in 2020 that did not recur in the current year related to the relocation of our Corporate headquarters.

Financing Activities. Cash provided by financing activities decreased by $0.9 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily driven by a $325.0 million decrease in borrowings, net of repayments, on our Facility. Increases in repurchases of our common stock and repurchases of common stock for tax withholding of $10.9 million and $7.9 million, respectively, also contributed to the overall decrease of cash provided by financing activities. The overall decrease was offset by an increase of $350.0 million in proceeds from the Notes issuance, net of a decrease of $7.1 million paid in deferred debt issuance costs, primarily related to the Notes.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, other than (i) borrowings and repayments on the Facility and the issuance of the Notes, as described above; and (ii) in the three months ended March 31, 2021, we signed contracts to further expand our U.S. distribution center, resulting in (a) future lease payments of approximately $31 million through 2030, as described in Note 4 — Leases in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q, and (b) other contractual commitments of approximately $45 million through 2022, the majority of which is expected to be paid during 2021.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2021, other than certain purchase commitments, which are described in Note 13 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

For a complete discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2 — Recent Accounting Pronouncements in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. There have been no other significant changes in our critical accounting policies or their application since December 31, 2020.

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

As of March 31, 2021, we had long-term borrowings with a face value of $350.0 million, comprised of fixed rate senior notes, and $0.3 million in outstanding letters of credit under our Facility. As of December 31, 2020, we had $180.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under our Facility.

A hypothetical increase of 1% in the interest rate on these borrowings would have increased interest expense by $0.3 million for the three months ended March 31, 2021.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues during the three months ended March 31, 2021 by $1.9 million. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

We may enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of March 31, 2021, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $145.2 million. The net fair value of these contracts at March 31, 2021 was an asset of $0.5 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 31, 2021, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $0.9 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the three and three months ended March 31, 2021 and 2020.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 15 — Legal Proceedings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 - 31, 2021	—	$—	—	$337,815,330
Open market or privately negotiated purchases	—	—	—	337,815,330
November 2020 ASR (2)	461,722	(2)	461,722	337,815,330
February 1 - 28, 2021	35,461	76.00	35,461	335,120,918
March 1 - 31, 2021	614,335	77.00	614,335	287,828,355
Total (3)	1,111,518	$44.98	1,111,518	$287,828,355
(1) On February 20, 2018, the Board approved and authorized a program to repurchase up to $500.0 million of our common stock. On May 5, 2019, the Board approved an increase to the repurchase authorization of up to an additional $500.0 million of our common stock. As of March 31, 2021, approximately $287.8 million remained available for repurchase under our share repurchase authorization. Further, in April 2021, the Board approved a $712.2 million increase to our share repurchase authorization, after which $1.0 billion remained available for future common stock repurchases. The increase to our share repurchase authorization is not reflected in the table above. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.
(2) In November 2020, we entered into an accelerated share repurchase arrangement (“ASR”) to repurchase $125.0 million of our common stock. In January 2021, the purchase period ended, at which time an additional 0.5 million shares were delivered and retired. In total, 2.0 million shares were delivered under this ASR at an average price of $62.76.
(3) The average price paid per share includes the final delivery of 0.5 million shares in January 2021 under the ASR. The average price per share for the three months ended March 31, 2021, excluding shares delivered under the ASR, was $76.95.

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

4.2
Indenture (including Form of Global 4.250% Senior Notes due 2029), dated March 12, 2021, by and among Crocs, Inc., the Guarantors party thereto from time to time and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on March 12, 2021).

10.1*	Form of Performance-Vested Restricted Stock Award (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on January 13, 2021).

10.2*†	Employment Offer Letter, dated January 29, 2020, between Crocs, Inc. and Elaine Boltz.

31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
†     Filed herewith.
+     Furnished herewith.
* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: April 27, 2021	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer