Form 10-Q
period 2021-06-30
Crocs, Inc.
filed 2021-07-22
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

As of July 15, 2021, Crocs, Inc. had 62,385,533 shares of its common stock, par value $0.001 per share, outstanding.

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

Statements that refer to industry trends, projections of our future financial performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which express management’s current views concerning future events or results, use words like “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” “strive,” and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” “would,” and similar expressions or variations. Examples of forward-looking statements include, but are not limited to, statements we make regarding

•our expectations regarding future trends, expectations, and performance of our business;
•our belief that we have sufficient liquidity to fund our business operations during the next twelve months;
•our expectations about the impact of our strategic plans;
•the amount and timing of our capital expenditures; and
•our intent to achieve various Environmental, Social, and Governance initiatives.

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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2021

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$640,773	$331,549	$1,100,871	$612,709
Cost of sales	245,592	151,616	452,471	298,614
Gross profit	395,181	179,933	648,400	314,095
Selling, general and administrative expenses	199,859	123,338	328,392	236,688
Income from operations	195,322	56,595	320,008	77,407
Foreign currency losses, net	(117)	(687)	(621)	(918)
Interest income	71	49	98	146
Interest expense	(4,712)	(2,170)	(6,344)	(4,091)
Other income, net	2	907	13	928
Income before income taxes	190,566	54,694	313,154	73,472
Income tax expense (benefit)	(128,388)	(1,857)	(104,198)	5,830
Net income	$318,954	$56,551	$417,352	$67,642
Net income per common share:
Basic	$5.02	$0.84	$6.47	$1.00
Diluted	$4.93	$0.83	$6.35	$0.99
Weighted average common shares outstanding:
Basic	63,595	67,416	64,526	67,674
Diluted	64,640	68,038	65,744	68,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$318,954	$56,551	$417,352	$67,642
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	3,442	3,543	(7,186)	(7,823)
Reclassification of foreign currency translation loss to income (1)	—	—	—	(164)
Total comprehensive income	$322,396	$60,094	$410,166	$59,655
(1) Represents the reclassification of cumulative foreign currency translation adjustment upon liquidation of foreign subsidiaries during the six months ended June 30, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$197,853	$135,802
Restricted cash - current	1,469	1,542
Accounts receivable, net of allowances of $22,508 and $21,093, respectively	233,262	149,847
Inventories	209,089	175,121
Income taxes receivable	1,352	1,857
Other receivables	14,438	10,816
Prepaid expenses and other assets	21,052	17,856
Total current assets	678,515	492,841
Property and equipment, net of accumulated depreciation and amortization of $85,351 and $86,305, respectively	76,949	57,467
Intangible assets, net of accumulated amortization of $103,741 and $95,426, respectively	33,731	37,636
Goodwill	1,669	1,719
Deferred tax assets, net	515,667	350,784
Restricted cash	3,857	1,929
Right-of-use assets	175,378	167,421
Other assets	8,036	8,926
Total assets	$1,493,802	$1,118,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166,817	$112,778
Accrued expenses and other liabilities	156,565	126,704
Income taxes payable	11,814	5,038
Current operating lease liabilities	45,726	47,064
Total current liabilities	380,922	291,584
Long-term income taxes payable	200,969	205,974
Long-term borrowings	386,383	180,000
Long-term operating lease liabilities	162,552	146,401
Other liabilities	4,212	4,131
Total liabilities	1,135,038	828,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5.0 million shares authorized including 1.0 million authorized as Series A Convertible Preferred Stock, none outstanding	—	—
Common stock, par value $0.001 per share, 250.0 million shares authorized, 105.7 million and 105.0 million issued, 62.4 million and 65.9 million outstanding, respectively	106	105
Treasury stock, at cost, 43.3 million and 39.1 million shares, respectively	(1,078,857)	(688,849)
Additional paid-in capital	530,357	482,385
Retained earnings	970,698	553,346
Accumulated other comprehensive loss	(63,540)	(56,354)
Total stockholders’ equity	358,764	290,633
Total liabilities and stockholders’ equity	$1,493,802	$1,118,723
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	65,225	$106	40,383	$(783,926)	$525,289	$651,744	$(66,982)	$326,231
Share-based compensation	—	—	—	—	11,294	—	—	11,294
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	47	—	10	(1,158)	1	—	—	(1,157)
Repurchases of common stock	(2,890)	—	2,890	(293,773)	(6,227)	—	—	(300,000)
Net income	—	—	—	—	—	318,954	—	318,954
Other comprehensive income	—	—	—	—	—	—	3,442	3,442
Balance at June 30, 2021	62,382	$106	43,283	$(1,078,857)	$530,357	$970,698	$(63,540)	$358,764

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	67,375	$105	37,470	$(587,940)	$500,197	$251,576	$(69,909)	$94,029
Share-based compensation	—	—	—	—	1,978	—	—	1,978
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	80	—	—	—	783	—	—	783
Repurchases of common stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	56,551	—	56,551
Other comprehensive income	—	—	—	—	—	—	3,543	3,543
Balance at June 30, 2020	67,455	$105	37,470	$(587,940)	$502,958	$308,127	$(66,366)	$156,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	65,856	$105	39,132	$(688,849)	$482,385	$553,346	$(56,354)	$290,633
Share-based compensation	—	—	—	—	19,348	—	—	19,348
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	528	1	149	(11,620)	236	—	—	(11,383)
Repurchases of common stock	(4,002)	—	4,002	(378,388)	28,388	—	—	(350,000)
Net income	—	—	—	—	—	417,352	—	417,352
Other comprehensive loss	—	—	—	—	—	—	(7,186)	(7,186)
Balance at June 30, 2021	62,382	$106	43,283	$(1,078,857)	$530,357	$970,698	$(63,540)	$358,764

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	68,232	$104	35,796	$(546,208)	$495,903	$240,485	$(58,379)	$131,905
Share-based compensation	—	—	—	—	5,942	—	—	5,942
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	782	1	115	(2,573)	1,113	—	—	(1,459)
Repurchases of common stock	(1,559)	—	1,559	(39,159)	—	—	—	(39,159)
Net income	—	—	—	—	—	67,642	—	67,642
Other comprehensive loss	—	—	—	—	—	—	(7,987)	(7,987)
Balance at June 30, 2020	67,455	$105	37,470	$(587,940)	$502,958	$308,127	$(66,366)	$156,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$417,352	$67,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,749	13,499
Operating lease cost	29,758	30,213
Inventory donations	641	8,821
Provision for (recovery of) doubtful accounts, net	(2,556)	6,507
Share-based compensation	19,348	5,942
Deferred income taxes	(176,862)	—
Other non-cash items	836	2,029
Changes in operating assets and liabilities:
Accounts receivable	(82,621)	(62,146)
Inventories	(36,099)	11,240
Prepaid expenses and other assets	4,059	1,002
Accounts payable, accrued expenses and other liabilities	75,520	(15,316)
Right-of-use assets and operating lease liabilities	(22,759)	(29,166)
Cash provided by operating activities	242,366	40,267
Cash flows from investing activities:
Purchases of property, equipment, and software	(21,329)	(24,328)
Proceeds from disposal of property and equipment	6	434
Other	—	(116)
Cash used in investing activities	(21,323)	(24,010)
Cash flows from financing activities:
Proceeds from notes issuance	350,000	—
Proceeds from bank borrowings	170,000	150,000
Repayments of bank borrowings	(305,000)	(80,000)
Repurchases of common stock	(350,000)	(39,159)
Repurchases of common stock for tax withholding	(11,619)	(2,573)
Other	(8,725)	609
Cash provided by (used in) financing activities	(155,344)	28,877
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,793)	(2,360)
Net change in cash, cash equivalents, and restricted cash	63,906	42,774
Cash, cash equivalents, and restricted cash—beginning of period	139,273	112,045
Cash, cash equivalents, and restricted cash—end of period	$203,179	$154,819

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the six months ended June 30, 2021, other than with respect to the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements.

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

Condensed Consolidated Statements of Cash Flows - Supplemental Schedule of Non-Cash Investing and Financing Activities

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Accrued purchases of property, equipment, and software	$6,423	$6,041

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

Other Pronouncements

Other new pronouncements issued but not effective until after June 30, 2021 are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	June 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation and benefits	$39,240	$48,870
Professional services	30,514	18,478
Fulfillment, freight, and duties	25,708	17,868
Sales/use and value added taxes payable	19,949	12,480
Return liabilities	11,500	6,906
Royalties payable and deferred revenue	8,369	6,254
Accrued rent and occupancy	7,885	3,818
Other	13,400	12,030
Total accrued expenses and other liabilities	$156,565	$126,704

4. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	June 30, 2021	December 31, 2020
	(in thousands)
Assets:
Right-of-use assets	$175,378	$167,421
Liabilities:
Current operating lease liabilities	$45,726	$47,064
Long-term operating lease liabilities	162,552	146,401
Total operating lease liabilities	$208,278	$193,465

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$14,926	$15,219	$29,758	$30,213
Short-term lease cost	1,963	1,337	3,404	2,662
Variable lease cost	10,659	4,273	14,307	5,773
Total lease costs	$27,548	$20,829	$47,469	$38,648

Other information related to leases, including supplemental cash flow information, consists of:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash paid for operating leases	$31,910	$23,587
Right-of-use assets obtained in exchange for operating lease liabilities	43,582	27,586

The weighted average remaining lease term and discount rate related to our lease liabilities as of June 30, 2021 were 7.3 years and 3.9%, respectively. As of June 30, 2020, the weighted average remaining lease term and discount rate related to our lease liabilities were 6.3 years and 4.7%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of June 30, 2021
(in thousands)
2021 (remainder of year)	$23,698
2022	46,462
2023	35,576
2024	24,322
2025	18,057
Thereafter	91,823
Total future minimum lease payments	239,938
Less: imputed interest	(31,660)
Total operating lease liabilities	$208,278

Leases That Have Not Yet Commenced

As of June 30, 2021, we had significant obligations for a lease not yet commenced related to the expansion of our Americas distribution center in Dayton, Ohio. The total contractual commitment related to the lease, with payments expected to begin in the first quarter of 2022 and continue through September 2030, is approximately $31 million.

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within ‘Accrued expenses and other liabilities’ at June 30, 2021 and December 31, 2020. The fair values of our derivative instruments were an immaterial liability at June 30, 2021 and December 31, 2020. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and current restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. In the six months ended June 30, 2021, we completed the issuance and sale of $350.0 million aggregate principal amount of 4.250% Senior Notes (the “Notes”), as defined and described in more detail in Note 7 — Long-Term Borrowings. The Notes are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The carrying and fair values of our revolving credit facilities approximate their carrying values at June 30, 2021 and December 31, 2020 based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of June 30, 2021 and December 31, 2020 were:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Senior notes issuance	$350,000	$357,656	$—	$—
Revolving credit facilities	45,000	45,000	180,000	180,000

Non-Financial Assets and Liabilities

Our non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. Impairment expense is reported in ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations. We did not record impairment expense in the three and six months ended June 30, 2021. Additionally, no impairment expense was recorded in the three or six months ended June 30, 2020.

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

Counterparty default risk is considered low because the forward contracts that we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of June 30, 2021 or December 31, 2020.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets. We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. Changes in fair value are recognized within ‘Foreign currency losses, net’ in the condensed consolidated statements of operations. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets, were:

	June 30, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$871	$(1,696)	$794	$(1,225)
Netting of counterparty contracts	(871)	871	(794)	794
Foreign currency forward contract derivatives	$—	$(825)	$—	$(431)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	June 30, 2021		December 31, 2020
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Euro	$28,296	$125	$28,851	$(82)
Singapore Dollar	40,603	(438)	24,211	457
Indian Rupee	18,574	(461)	18,937	(134)
Japanese Yen	21,074	554	17,447	(240)
British Pound Sterling	11,826	(100)	16,134	(182)
South Korean Won	12,179	114	3,741	(56)
Other currencies	19,753	(619)	9,675	(194)
Total	$152,305	$(825)	$118,996	$(431)

Latest maturity date	July 2021		January 2021

Amounts reported in ‘Foreign currency losses, net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Foreign currency transaction gains (losses)	$506	$(327)	$(345)	$700
Foreign currency forward exchange contracts losses	(623)	(360)	(276)	(1,618)
Foreign currency losses, net	$(117)	$(687)	$(621)	$(918)

7. LONG-TERM BORROWINGS

Our borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	June 30, 2021	December 31, 2020
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$—
Revolving credit facilities				45,000	180,000
Total face value of long-term borrowings				395,000	180,000
Less:
Unamortized issuance costs				8,617	—
Current portion of borrowings				—	—
Total long-term borrowings				$386,383	$180,000

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 3.50 to 1.00 from the quarter ended December 31, 2020 to the quarter ended December 31, 2021, and (ii) 3.25 to 1.00 from the quarter ended March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2021, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2021, the total commitments available from the lenders under the Facility were $500.0 million. At June 30, 2021, we had $45.0 million outstanding borrowings and $0.3 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of June 30, 2021 and December 31, 2020, we had $454.7 million and $319.4 million, respectively, of available borrowing capacity under the Facility.

Asia Revolving Credit Facilities

During the six months ended June 30, 2021, we had two revolving credit facilities in Asia, the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch, which provided up to an equivalent of $5.0 million, and the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch, which matured in May 2021 and provided up to 30.0 million RMB, or $4.7 million using current exchange rates as of May 2021.

We had no borrowings under our Asia revolving facilities during the six months ended June 30, 2021 and year ended December 31, 2020 or borrowings outstanding at June 30, 2021 and December 31, 2020.

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

The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2021, we were in compliance with all financial covenants under the Notes.

8. COMMON STOCK REPURCHASE PROGRAM

During the three months ended June 30, 2021, we repurchased 2.9 million shares of our common stock at a cost of $300.0 million, including commissions, under a $300.0 million April 2021 accelerated share repurchase arrangement (“ASR”). Under the ASR, a financial institution delivers shares of our common stock during the purchase period in exchange for an up-front payment. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, is determined based on the volume-weighted average price of our common stock during the purchase period. The purchase period for this ASR ended in June 2021. During the six months ended June 30, 2021, we repurchased 4.0 million shares of our common stock at an aggregate cost of $350.0 million, including commissions. This includes 0.5 million shares received in January 2021 at the conclusion of the purchase period for an accelerated share repurchase agreement we entered into in November 2020.

During the three months ended June 30, 2020, we did not repurchase shares of our common stock to preserve maximum liquidity and flexibility as a result of the COVID-19 pandemic. During the six months ended June 30, 2020, we repurchased 1.6 million shares of our common stock at a cost of $39.2 million, including commissions.

In April 2021, the Board of Directors (the “Board”) approved a $712.2 million increase to our share repurchase authorization, after which $1.0 billion remained available for future common stock repurchases. As of June 30, 2021, we had remaining authorization to repurchase approximately $700.0 million of our common stock, subject to restrictions under our Notes and Credit Agreement.

9. REVENUES

Revenues by reportable operating segment and by channel were:

Second Quarter

	Three Months Ended June 30, 2021
	Americas	Asia Pacific	EMEA	Unallocated Corporate and Other	Total
	(in thousands)
Channel:
Wholesale	$168,069	$62,268	$76,981	$9	$307,327
Direct-to-consumer (1)	237,611	64,566	31,269	—	333,446
Total revenues	$405,680	$126,834	$108,250	$9	$640,773

	Three Months Ended June 30, 2020
	Americas	Asia Pacific	EMEA	Unallocated Corporate and Other	Total
	(in thousands)
Channel:
Wholesale	$67,428	$35,282	$42,166	$16	$144,892
Direct-to-consumer (1)	104,156	58,291	24,210	—	186,657
Total revenues	$171,584	$93,573	$66,376	$16	$331,549
(1) Direct-to-consumer revenues consist of sales generated through our company-operated retail stores (previously our “Retail” channel) and company-operated e-commerce websites and third-party e-commerce marketplaces (previously our “E-commerce” channel).

Full Year to Date

	Six Months Ended June 30, 2021
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$312,842	$120,891	$163,585	$48	$597,366
Direct-to-consumer (1)	369,247	88,535	45,723	—	503,505
Total revenues	$682,089	$209,426	$209,308	$48	$1,100,871

	Six Months Ended June 30, 2020
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$158,233	$80,863	$98,877	$92	$338,065
Direct-to-consumer (1)	161,075	78,170	35,399	—	274,644
Total revenues	$319,308	$159,033	$134,276	$92	$612,709
(1) Direct-to-consumer revenues consist of sales generated through our company-operated retail stores (previously our “Retail” channel) and company-operated e-commerce websites and third-party e-commerce marketplaces (previously our “E-commerce” channel).

During the three and six months ended June 30, 2021, we recognized no changes to estimates for wholesale revenues and no changes to estimates for direct-to-consumer revenues. We recognized immaterial changes during the three months ended June 30, 2020 and an increase of $0.5 million during six months ended June 30, 2020 to wholesale revenues due to changes in estimates related to products transferred to customers in prior period. There were no changes to estimates for direct-to-consumer revenues during the three or six months ended June 30, 2020.

There were no material changes in contract liabilities or refund liabilities in the six months ended June 30, 2021 or 2020.

10. SHARE-BASED COMPENSATION

Our share-based compensation awards are issued under the 2020 Equity Incentive Plan (“2020 Plan”) and a predecessor plan, the 2015 Equity Incentive Plan (“2015 Plan”). Any awards that expire or are forfeited under the 2015 Plan become available for issuance under the 2020 Plan.

Pre-tax share-based compensation expense reported in our condensed consolidated statements of operations was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of sales	$151	$(107)	$237	$39
Selling, general and administrative expenses	11,143	2,085	19,111	5,903
Total share-based compensation expense	$11,294	$1,978	$19,348	$5,942

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

The grant date fair value and derived service period for the market-condition RSUs granted on January 11, 2021 (“January market-condition RSUs”) were estimated using a Monte Carlo simulation valuation model. The grant date fair value for the January market-condition RSUs was $21.9 million. As of June 30, 2021, unrecognized share-based compensation for the January market-condition RSUs, which are expected to be recognized through March 2024 based on the Monte Carlo valuation model, was $14.2 million.

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except effective tax rate)
Income before income taxes	$190,566	$54,694	$313,154	$73,472
Income tax expense (benefit)	(128,388)	(1,857)	(104,198)	5,830
Effective tax rate	(67.4)%	(3.4)%	(33.3)%	7.9%

The decrease in the effective tax rate for the three months ended June 30, 2021, compared to the same period in 2020, was driven primarily by the release of valuation allowances. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to the release of valuation allowances, as well as differences in income tax rates between U.S. and foreign jurisdictions. There was a $176.9 million discrete tax benefit during the three months ended June 30, 2021 for the release of valuation allowances resulting from the enactment of a tax law change. We had unrecognized tax benefits of $200.2 million and $206.2 million at June 30, 2021 and December 31, 2020, respectively, and we do not expect any significant changes in unrecognized tax benefits in the next twelve months.

During the six months ended June 30, 2021, income tax expense decreased $110.0 million compared to the same period in 2020. The effective tax rate for the six months ended June 30, 2021 was (33.3)% compared to an effective tax rate of 7.9% for the same period in 2020, a 41.2% decrease. This decrease in the effective rate was driven primarily by the release of valuation allowances resulting from the enactment of a tax law change. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to the release of valuation allowances, as well as differences in income tax rates between U.S. and foreign jurisdictions.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance, we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. A jurisdiction for which we have historically recorded significant valuation allowances has enacted a favorable change in the tax law related to net operating loss carryforwards during the period. The change in tax law impacts the assessment of valuation allowances in the jurisdiction as the reversal of existing deferred tax assets would generate indefinite carryforward net operating losses instead of losses with a limited carryforward period. The release of the valuation allowance resulting from the tax law change is recorded as a discrete tax benefit of $176.9 million during the three months ended June 30, 2021. We will continue to assess the realizability of our deferred tax assets.

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

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2021 and 2020 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net income	$318,954	$56,551	$417,352	67,642
Denominator:
Weighted average common shares outstanding - basic	63,595	67,416	64,526	67,674
Plus: Dilutive effect of stock options and unvested restricted stock units	1,045	622	1,218	990
Weighted average common shares outstanding - diluted	64,640	68,038	65,744	68,664

Net income per common share:
Basic	$5.02	$0.84	$6.47	$1.00
Diluted	$4.93	$0.83	$6.35	$0.99

For the three and six months ended June 30, 2021, an aggregate of less than 0.1 million options and restricted stock units (“RSUs”) were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three and six months ended June 30, 2020, an aggregate of less than 0.1 million options and RSUs were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2021, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $177.5 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

In the first quarter of 2021, certain costs previously reported within ‘Other Businesses’ were shifted to the Americas, Asia Pacific, and EMEA segments, as applicable, to reflect changes in the way management evaluates segment performance, makes operating decisions, and allocates resources. Additionally, any costs remaining in ‘Other Businesses,’ including depreciation and amortization, had been consolidated into ‘Unallocated corporate and other.’ The previously reported amounts for income from operations for the three and six months ended June 30, 2020 have been revised to conform to current period presentation, as shown in the following tables.

In the second quarter of 2021, to reflect changes in the way management evaluates segment performance, makes operating decisions, and allocates resources, and as a response to our incremental investments in marketing in line with our growth, certain marketing expenses previously reported within ‘Unallocated corporate and other’ were shifted to the Americas, Asia Pacific, and EMEA segments, as applicable, to better align these investments with segment profitability. The previously reported amounts for income from operations included in the six months ended June 30, 2021 and for the three and six months ended June 30, 2020 have been revised to conform to current period presentation, as shown in the following tables.

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenues:
Americas	$405,680	$171,584	$682,089	$319,308
Asia Pacific	126,834	93,573	209,426	159,033
EMEA	108,250	66,376	209,308	134,276
Total segment revenues	640,764	331,533	1,100,823	612,617
Unallocated corporate and other (2)	9	16	48	92
Total consolidated revenues	$640,773	$331,549	$1,100,871	$612,709
Income from operations:
Americas (1)	$192,781	$52,974	$308,848	$91,191
Asia Pacific (1)	32,016	12,726	54,131	19,193
EMEA (1)	36,787	22,431	73,432	39,831
Total segment income from operations	261,584	88,131	436,411	150,215
Reconciliation of total segment income from operations to income before income taxes:
Unallocated corporate and other (1)(2)	(66,262)	(31,536)	(116,403)	(72,808)
Income from operations	195,322	56,595	320,008	77,407
Foreign currency losses, net	(117)	(687)	(621)	(918)
Interest income	71	49	98	146
Interest expense	(4,712)	(2,170)	(6,344)	(4,091)
Other income, net	2	907	13	928
Income before income taxes	$190,566	$54,694	$313,154	$73,472

Depreciation and amortization:
Americas	$825	$896	$1,768	$1,750
Asia Pacific	325	286	612	565
EMEA	163	163	329	339
Total segment depreciation and amortization	1,313	1,345	2,709	2,654
Unallocated corporate and other (1)(2)	6,382	5,247	13,040	10,845
Total consolidated depreciation and amortization	$7,695	$6,592	$15,749	$13,499
(1) In the first quarter of 2021, certain costs previously reported within ‘Other Businesses’ were shifted to the Americas, Asia Pacific, and EMEA segments. Additionally, any costs remaining in ‘Other Businesses,’ including depreciation and amortization, have been consolidated into ‘Unallocated corporate and other.’ In the second quarter of 2021, certain marketing expenses previously reported within ‘Unallocated corporate and other’ were shifted to the Americas, Asia Pacific, and EMEA segments. The previously reported amounts for income from operations for the three and six months ended June 30, 2020 have been revised to conform to current period presentation. See the ‘Impacts of segment composition change’ and ‘Impacts of marketing expense allocations’ tables below for more information.
(2) Unallocated corporate and other primarily includes corporate support and administrative functions, certain royalty income, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Impacts of segment composition change:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in thousands)
Impacts on income from operations:
Americas	$(9,343)	$(16,059)
Asia Pacific	(4)	(183)
EMEA	2,491	2,691
Total impact on segment income from operations	$(6,856)	$(13,551)

Unallocated corporate and other	$6,856	$13,551

Impacts of marketing expense allocations:

Three Months Ended March 31, 2021
(in thousands)
Impacts on income from operations:
Americas	$(2,277)
Asia Pacific	(1,178)
EMEA	(468)
Total impact on segment income from operations	$(3,923)

Unallocated corporate and other	$3,923

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in thousands)
Impacts on income from operations:
Americas	$(1,941)	$(3,670)
Asia Pacific	(3,588)	(6,366)
EMEA	(413)	(858)
Total impact on segment income from operations	$(5,942)	$(10,894)

Unallocated corporate and other	$5,942	$10,894

15. LEGAL PROCEEDINGS

We were subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, we were notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $2.9 million at current exchange rates, plus interest and penalties, for the period January 2010 through May 2011. We disputed these assessments and asserted defenses to the claims. On February 25, 2015, we received additional assessments totaling 33.3 million BRL, or approximately $6.7 million at current exchange rates, plus interest and penalties, related to the remainder of the audit period. We also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, we received a favorable ruling on our appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have appealed that decision and we challenged the appeal on both the merits and procedure. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable for us and resulted in an approximately 38% reduction in principal, penalties, and interest. The tax authorities have appealed that decision, and we filed a response to the tax authorities’ appeal as well as a separate appeal against the unfavorable portion of the ruling. Taking current rulings into consideration, we estimate the remaining principal for these assessments to be $5.0 million at current exchange rates, plus interest and penalties. Should the Brazilian Tax Authority prevail in these final administrative appeals, we may challenge the assessments through the court system, which would likely require the posting of a bond. We have not recorded these items within the condensed consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

For all other claims and disputes, we have accrued estimated losses of $0.9 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of June 30, 2021. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of June 30, 2021, we estimated that reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by an immaterial amount.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•We have committed to several Environmental, Social, and Governance (“ESG”) initiatives, including a plan to achieve net zero emissions by 2030 through sustainable ingredients and packaging as well as responsible resource use and exploring innovative product afterlife solutions. We continue to expand efforts to help serve our communities and create a welcoming environment for everyone, rooted in a culture of transparency and accountability. As such, we launched a new Brand Purpose section on our Crocs.com site and a new ESG section on our investor site to share our progress.
•Global industry-wide logistics challenges have continued to impact us, including the blockage of the Suez Canal, which primarily impacted our EMEA segment in the second quarter of 2021, and significant bottlenecks in West Coast ports, which have impacted 2021 operations, and we expect this to continue to impact future quarters this year. We are exploring various options related to global logistics congestion, including additional port locations and air freight. To date, we also have benefited and believe we will continue to benefit from efficiencies in our U.S. distribution network.
•Beginning in the third quarter of 2021, COVID-19 spikes in Vietnam, where we have significant third-party manufacturing operations, have begun to impact production and distribution, as some factories and ports are temporarily closed or are operating at reduced hours. We continue to be proactive in the supervision of factory operations.
•In 2021, we have invested, and plan to continue to invest, in selling, general and administrative expenses (“SG&A”), including marketing, talent, and digital commerce, to fuel long-term growth, while continuing to leverage revenue growth.
•Capital expenditures for supply chain investments to support our growth are expected to be between $80 million and $100 million for the year ended December 31, 2021.
•We continued to experience store closures in Western Europe and Southeast Asia throughout much of the second quarter as a result of the COVID-19 pandemic. Additionally, our year-over-year results discussed below were, and we expect for the remainder of 2021 will be, impacted to some extent by prior year store closures and operating hour reductions as a result of the COVID-19 impact in 2020.

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

Second Quarter 2021 Financial and Operational Highlights

Revenues were $640.8 million for the second quarter of 2021, a 93.3% increase compared to the second quarter of 2020. The increase was due to the net effects of: (i) higher unit sales volumes, which increased revenues by $234.5 million, or 70.7%, driven by increased consumer demand for our products, a portion of which was due to improved sales in our DTC businesses as the pandemic continued to subside; (ii) higher average selling prices, driven primarily by reduced promotions and higher pricing, as well as favorable product mix, including increased sales of charms per shoe, which increased revenues by $58.5 million, or 17.7%; and (iii) favorable changes in exchange rates, which increased revenues by $16.3 million, or 4.9%.

The following were significant developments affecting our businesses and capital structure during the three months ended June 30, 2021:

•Revenues nearly doubled compared to the second quarter of 2020, led by our Americas segment, which grew by 136.4%, or 135.6% on a constant currency basis. Our EMEA segment revenues grew by 63.1%, or 52.6% on a constant currency basis, and our Asia segment revenues grew by 35.5%, or 27.1% on a constant currency basis, compared to the second quarter of 2020.
•We sold 29.1 million pairs of shoes worldwide, an increase from 16.3 million pairs in the second quarter of 2020.
•Gross margin was 61.7%, an increase of 740 basis points from last year’s second quarter, as a result of increased pricing and fewer promotions and discounts, favorable channel mix, and favorable product mix.
•SG&A was $199.9 million compared to $123.3 million in the second quarter of 2020. As a percent of revenues, SG&A decreased to 31.2% of revenues compared to 37.2% of revenues in the second quarter of 2020.
•Income from operations increased to $195.3 million from $56.6 million in last year’s second quarter. Net income was $319.0 million, or $4.93 per diluted share, compared to $56.6 million, or $0.83 per diluted share, in last year’s second quarter.
•We entered into an accelerated share repurchase arrangement (“ASR”) in April 2021 that concluded in June 2021, under which we repurchased 2.9 million shares of our common stock at a cost of $300.0 million, including commissions.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		% Change Favorable (Unfavorable)

	2021	2020	2021	2020		Q2 2021-2020		YTD 2021-2020
	(in thousands, except per share, margin, and average selling price data)
Revenues	$640,773	$331,549	$1,100,871	$612,709		93.3%		79.7%
Cost of sales	245,592	151,616	452,471	298,614		(62.0)%		(51.5)%
Gross profit	395,181	179,933	648,400	314,095		119.6%		106.4%
Selling, general and administrative expenses	199,859	123,338	328,392	236,688		(62.0)%		(38.7)%
Income from operations	195,322	56,595	320,008	77,407		245.1%		313.4%
Foreign currency losses, net	(117)	(687)	(621)	(918)		83.0%		32.4%
Interest income	71	49	98	146		44.9%		(32.9)%
Interest expense	(4,712)	(2,170)	(6,344)	(4,091)		(117.1)%		(55.1)%
Other income, net	2	907	13	928		(99.8)%		98.6%
Income before income taxes	190,566	54,694	313,154	73,472		248.4%		326.2%
Income tax expense (benefit)	(128,388)	(1,857)	(104,198)	5,830		6,813.7%		1,887.3%
Net income	$318,954	$56,551	$417,352	$67,642		464.0%		517.0%
Net income per common share:
Basic	$5.02	$0.84	$6.47	$1.00		497.6%		547.0%
Diluted	$4.93	$0.83	$6.35	$0.99		494.0%		541.4%

Gross margin (1)	61.7%	54.3%	58.9%	51.3%	740	bp	760	bp
Operating margin (1)	30.5%	17.1%	29.1%	12.6%	1,340	bp	1,650	bp
Footwear unit sales	29,085	16,269	54,992	33,369		78.8%		64.8%
Average footwear selling price - nominal basis (2)	$21.84	$20.23	$19.86	$18.24		8.0%		8.9%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units.

Revenues By Channel

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2021	2020	2021	2020	Q2 2021-2020	YTD 2021-2020	Q2 2021-2020	YTD 2021-2020
	(in thousands)
Wholesale:
Americas	$168,069	$67,428	$312,842	$158,233	149.3%	97.7%	148.7%	98.0%
Asia Pacific	62,268	35,282	120,891	80,863	76.5%	49.5%	67.5%	42.5%
EMEA	76,981	42,166	163,585	98,877	82.6%	65.4%	70.2%	55.3%
Unallocated corporate and other	9	16	48	92	(43.8)%	(47.8)%	(43.8)%	(47.8)%
Total wholesale	307,327	144,892	597,366	338,065	112.1%	76.7%	106.0%	72.2%
Direct-to-consumer (2):
Americas	237,611	104,156	369,247	161,075	128.1%	129.2%	127.2%	128.5%
Asia Pacific	64,566	58,291	88,535	78,170	10.8%	13.3%	2.7%	5.4%
EMEA	31,269	24,210	45,723	35,399	29.2%	29.2%	21.9%	22.7%
Total direct-to-consumer	333,446	186,657	503,505	274,644	78.6%	83.3%	74.6%	79.8%
Total revenues	$640,773	$331,549	$1,100,871	$612,709	93.3%	79.7%	88.4%	75.6%
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

The primary drivers of changes in revenue were:

	Three Months Ended June 30, 2021 vs. 2020
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$234,497	70.7%	$58,473	17.7%	$16,254	4.9%	$309,224	93.3%
(1) The change due to price is based on the change in average selling price on a constant currency basis (“ASP”).

	Six Months Ended June 30, 2021 vs. 2020
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$392,997	64.1%	$70,266	11.5%	$24,899	4.1%	$488,162	79.7%
(1) The change due to price is based on the change in ASP.

Revenues. In the three months ended June 30, 2021, revenues increased compared to the same period in 2020. This was mostly driven by sales volume increases in all regions, most significantly in our Americas segment. The volume increase was due to increased consumer demand, attributable in part to the negative impact of the COVID-19 pandemic on prior year wholesale and retail store revenues. Higher ASP, due to less promotional activity and higher pricing, as well as favorable product mix, including increased sales of charms per shoe, led to higher revenues in all regional segments and almost all channels. Foreign exchange fluctuations also increased revenues, primarily due to favorable changes in the Euro, Korean Won, and Chinese Yuan.

Revenues also increased in the six months ended June 30, 2021, primarily as a result of volume increases in all regions, led by the Americas segment, as a result of increased consumer demand, attributable in part to the negative impact of the COVID-19 pandemic on prior year wholesale and retail store revenues. Higher ASP, primarily in the DTC channel in our Americas and

Asia Pacific segments, also contributed to higher revenues. Foreign exchange favorability to revenue was driven by the Euro, Korean Won, and Chinese Yuan.
Cost of sales. In the three months ended June 30, 2021, compared to the same period in 2020, cost of sales increased due to higher volume of $102.2 million, or 67.4%, primarily in our Americas segment, and foreign currency fluctuations, which increased cost of sales by $7.2 million, or 4.7%, offset in part by lower average cost per unit on a constant currency basis (“AUC”), driven by channel mix, efficiencies in our distribution and logistics network, and the non-recurrence of a prior year COVID-19 inventory write-off, which decreased cost of sales by $15.4 million, or 10.1%.

In the six months ended June 30, 2021, compared to the same period in 2020, cost of sales increased primarily due to higher volume of $177.5 million, or 59.4%. Foreign currency fluctuations further increased cost of sales by $11.4 million, or 3.8%. These increases were partially offset by lower AUC of $35.0 million, or 11.7%, as a result of favorable product mix and increased efficiencies in our distribution and logistics network.

Gross profit. Gross margin increased in the three months ended June 30, 2021 to 61.7%, compared to 54.3% in the same period in 2020, driven by increased pricing and fewer promotions and discounts, favorable channel mix, and favorable product mix. Gross profit increased $215.2 million, or 119.6%, as a result of higher volume of $132.3 million, or 73.6%, the combined impact of lower AUC and higher ASP, of $73.8 million, or 41.0%, and favorable foreign currency changes of $9.1 million, or 5.0%.

Gross margin in the six months ended June 30, 2021 was 58.9% compared to 51.3% in 2020, due to favorable channel and product mix, increased pricing, and fewer promotions and discounts. Gross profit increased $334.3 million, or 106.4%, as a result of higher volumes of $215.6 million, or 68.6%, the combined impact of lower AUC and higher ASP of $105.2 million, or 33.5%, and positive foreign currency changes of $13.5 million, or 4.3%.

Selling, general and administrative expenses. SG&A as a percent of revenue improved to 31.2% in the three months ended June 30, 2021 from 37.2% in the same period in 2020 as a result of strong sales growth and our continued efforts to leverage operating costs. SG&A expenses increased $76.5 million, or 62.0%, in the three months ended June 30, 2021 compared to the same period in 2020. This was primarily due to a $39.9 million increase in compensation expense, which was driven by a combination of investments in employee headcount to support the growth of the business, the impact of the prior year temporary and permanent elimination of certain roles in response to COVID-19, and higher variable and executive compensation. Marketing expense increased by $26.4 million, in part as an investment to fuel future growth and in part as a result of prior year COVID-19 savings. Facilities expense was higher by $8.4 million as a result of variable rent associated with an increase in retail sales, particularly in the Americas. Services costs, including consulting and legal fees, as well as variable costs associated with higher sales, were higher by $7.9 million and information technology and other net costs were higher by $5.8 million. These increases were offset in part by $7.6 million lower donations of inventory as a result of prior year COVID-19 donations to frontline healthcare workers and other organizations that did not recur at the same magnitude in the current year and decreases in bad debt expense of $4.4 million from the prior year COVID-19 related impact on our distributors that did not recur in the current year, as well as collections on previously reserved bad debt expense.

SG&A increased $91.7 million, or 38.7%, during the six months ended June 30, 2021, compared to the same period in 2020. This was driven in large part by higher compensation expense of $52.1 million as a result of increased employee headcount and higher variable and executive compensation and by additional investments in marketing of $28.1 million, both of which support the growth of the business. Services costs, including consulting and legal fees, as well as variable costs associated with higher sales, were up $11.4 million, facilities expense was up $10.6 million as a result of variable rent associated with higher sales, and information technology and other net costs were up by $7.9 million. These increases were offset in part by $9.3 million lower donations of inventory as a result of prior year COVID-19 donations to frontline healthcare workers and other organizations that did not recur at the same magnitude in the current year and decreases in bad debt expense of $9.1 million primarily due to the prior year COVID-19 related impact on our distributors that did not recur in the current year, as well as collections on previously reserved bad debt expense.

Foreign currency losses, net. Foreign currency losses, net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended June 30, 2021, we recognized realized and unrealized net foreign currency losses of $0.1 million, compared to losses of $0.7 million during the three months ended June 30, 2020.

During the six months ended June 30, 2021, we recognized realized and unrealized net foreign currency losses of $0.6 million, compared to losses of $0.9 million during the six months ended June 30, 2020.

Income tax expense. During the three months ended June 30, 2021, income tax benefit increased $126.5 million compared to the same period in 2020. The effective tax rate for the three months ended June 30, 2021 was (67.4)% compared to an effective tax rate of (3.4)% for the same period in 2020, a 64.0% decrease. This decrease in the effective rate was driven primarily by a $176.9 million discrete tax benefit during the three months ended June 30, 2021 for the release of valuation allowances resulting from the enactment of a tax law change. Our effective income tax rate for each period presented also differs from the federal U.S. statutory rate primarily due to the release of valuation allowances, as well as differences in income tax rates between U.S. and foreign jurisdictions.

During the six months ended June 30, 2021, income tax expense decreased $110.0 million compared to the same period in 2020. The effective tax rate for the six months ended June 30, 2021 was (33.3)% compared to an effective tax rate of 7.9% for the same period in 2020, a 41.2% decrease. This decrease in the effective rate was driven primarily by the release of valuation allowances resulting from the enactment of a tax law change. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to the release of valuation allowances, as well as differences in income tax rates between U.S. and foreign jurisdictions.

The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. In making such determination, the Company considers all available (both positive and negative) evidence, including future reversals of temporary differences, tax-planning strategies, projected future taxable income, and results of operations.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2021	2020	2021	2020	Q2 2021-2020	YTD 2021-2020	Q2 2021-2020	YTD 2021-2020
	(in thousands)
Revenues:
Americas	$405,680	$171,584	$682,089	$319,308	136.4%	113.6%	135.6%	113.4%
Asia Pacific	126,834	93,573	209,426	159,033	35.5%	31.7%	27.1%	24.3%
EMEA	108,250	66,376	209,308	134,276	63.1%	55.9%	52.6%	46.7%
Total segment revenues	640,764	331,533	1,100,823	612,617	93.3%	79.7%	88.4%	75.6%
Unallocated corporate and other (3)	9	16	48	92	(43.8)%	(47.8)%	(43.8)%	(47.8)%
Total consolidated revenues	$640,773	$331,549	$1,100,871	$612,709	93.3%	79.7%	88.4%	75.6%

Income from operations:
Americas (2)	$192,781	$52,974	$308,848	$91,191	263.9%	238.7%	263.2%	238.5%
Asia Pacific (2)	32,016	12,726	54,131	19,193	151.6%	182.0%	135.5%	165.5%
EMEA (2)	36,787	22,431	73,432	39,831	64.0%	84.4%	54.2%	74.1%
Total segment income from operations	261,584	88,131	436,411	150,215	196.8%	190.5%	191.6%	185.5%
Unallocated corporate and other (2)(3)	(66,262)	(31,536)	(116,403)	(72,808)	(110.1)%	(59.9)%	(109.2)%	(59.1)%
Total consolidated income from operations	$195,322	$56,595	$320,008	$77,407	245.1%	313.4%	237.4%	304.5%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) In the first quarter of 2021, certain costs previously reported within ‘Other Businesses’ were shifted to the Americas, Asia Pacific, and EMEA segments. Additionally, any costs remaining in ‘Other Businesses,’ including depreciation and amortization, have been consolidated into ‘Unallocated corporate and other.’ In the second quarter of 2021, certain marketing expenses previously reported within ‘Unallocated corporate and other’ were shifted to the Americas, Asia Pacific, and EMEA segments. The previously reported amounts for income from operations for the three and six months ended June 30, 2020 have been revised to conform to current period presentation. See the ‘Impacts of segment composition change’ and ‘Impacts of marketing expense allocations’ tables below for more information.
(3) Unallocated corporate and other includes corporate support and administrative functions, certain royalty income, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Impacts of segment composition change:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in thousands)
Impacts on income from operations:
Americas	$(9,343)	$(16,059)
Asia Pacific	(4)	(183)
EMEA	2,491	2,691
Total impact on segment income from operations	$(6,856)	$(13,551)

Unallocated corporate and other	$6,856	$13,551

Impacts of marketing expense allocations:

Three Months Ended March 31, 2021
(in thousands)
Impacts on income from operations:
Americas	$(2,277)
Asia Pacific	(1,178)
EMEA	(468)
Total impact on segment income from operations	$(3,923)

Unallocated corporate and other	$3,923

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in thousands)
Impacts on income from operations:
Americas	$(1,941)	$(3,670)
Asia Pacific	(3,588)	(6,366)
EMEA	(413)	(858)
Total impact on segment income from operations	$(5,942)	$(10,894)

Unallocated corporate and other	$5,942	$10,894

The primary drivers of changes in revenues by operating segment were:

	Three Months Ended June 30, 2021 vs. 2020
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Americas	$187,044	109.0%	$45,672	26.6%	$1,380	0.8%	$234,096	136.4%
Asia Pacific	17,532	18.7%	7,852	8.4%	7,877	8.4%	33,261	35.5%
EMEA	29,928	45.1%	4,949	7.5%	6,997	10.5%	41,874	63.1%
Total segment revenues	$234,504	70.7%	$58,473	17.7%	$16,254	4.9%	$309,231	93.3%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

	Six Months Ended June 30, 2021 vs. 2020
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Americas	$311,744	97.6%	$50,305	15.8%	$732	0.3%	$362,781	113.6%
Asia Pacific	19,783	12.4%	18,770	11.8%	11,840	7.5%	50,393	31.7%
EMEA	61,514	45.8%	1,191	0.9%	12,327	9.2%	75,032	55.9%
Total segment revenues	$393,041	64.1%	$70,266	11.5%	$24,899	4.1%	$488,206	79.7%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

Americas Operating Segment

Revenues. Americas revenues increased in the three months ended June 30, 2021, compared to the same period in 2020, most significantly as a result of higher volumes in both our wholesale and DTC channels, driven by increased consumer demand, partially due to the prior year impact of COVID-19 on our wholesale brick-and-mortar and partner stores and our retail stores. Higher ASP of 26.6% also contributed to higher sales, mostly from higher pricing and less promotions in our DTC channel, as well as favorable product mix, including increased sales of charms per shoe. Favorable foreign currency fluctuations were driven by the Canadian Dollar.

The increase in Americas revenues in the six months ended June 30, 2021, compared to the same period in 2020, was primarily due to higher volumes in both channels as a result of increased consumer demand, partially due to the prior year impact of COVID-19 on our brick-and-mortar stores. Higher ASP also contributed to higher sales, mostly from higher pricing and fewer promotions in our DTC channel, particularly in retail, as well as favorable product mix, including increased sales of charms per shoe. Favorable foreign currency fluctuations were driven by the Canadian Dollar, offset in part by unfavorable changes in the Brazilian Real in the first part of the year.

Income from Operations. Income from operations for our Americas segment was $192.8 million for the three months ended June 30, 2021, an increase of $139.8 million, or 263.9%, compared to the same period in 2020. Gross profit increased $164.7 million, or 170.3%, as a result of higher volume of $108.6 million, or 112.3%, in both channels, and higher ASP, supplemented by lower AUC, of $55.6 million, or 57.5%, due to increased efficiencies in our U.S. distribution network, product mix, including increased sales of charms per shoe, higher prices and less promotions, and channel mix. There were also insignificant favorable currency changes.

SG&A for our Americas segment increased $24.9 million, or 57.0%, during the three months ended June 30, 2021 compared to the same period in 2020. We invested an additional $14.9 million in marketing compared to prior year to support our growth. Additionally, compensation expense was higher by $11.2 million, due to increased employee headcount in 2021, compounded by the prior year temporary and permanent elimination of certain roles in response to COVID-19, facilities expense was higher by $5.7 million primarily as a result of variable rent associated with an increase in retail sales, and other net costs were higher by $3.9 million, mostly as a result of variable costs associated with higher DTC sales. These increases were partially offset by lower donations of inventory of $7.8 million as a result of prior year COVID-19 donations to frontline healthcare workers that did not recur in the current year and decreases in bad debt expense of $3.0 million from the prior year COVID-19 related impact on our distributors that did not recur in the current year, as well as collections on previously reserved bad debt expense.

Income from operations for our Americas segment was $308.8 million for the six months ended June 30, 2021, an increase of $217.7 million, or 238.7%, compared to the same period in 2020. Gross profit increased $249.8 million, or 144.7%, primarily due to volume increases of $175.9 million, or 101.9%, in both our wholesale and DTC channels, and due to $73.6 million, or 42.6%, of higher ASP, primarily in our DTC channel, and lower AUC, as a result of increased efficiencies in our U.S. distribution network, product mix including increased sales of charms per shoe, higher prices and less promotions, and channel mix. Insignificant favorable currency changes also impacted gross profit.

SG&A for our Americas segment increased $32.1 million, or 39.4%, during the six months ended June 30, 2021 compared to the same period in 2020, due to an investment in marketing of $18.2 million to support growth, including some variable costs associated with higher revenues, higher compensation expense of $13.0 million primarily due to the prior year temporary and permanent elimination of certain roles in response to COVID-19, higher facilities costs of $7.1 million associated with variable rent driven by higher retail sales, higher services costs of $3.3 million mostly from variable costs associated with higher DTC sales, and other net costs of $2.9 million. These increases were offset by lower donations of inventory of $8.3 million as a result of prior year COVID-19 donations to frontline healthcare workers that did not recur in the current year and lower bad debt expense of $4.1 million as a result of the prior year impact of COVID-19 on our distributors and subsequent collections in the current year.

Asia Pacific Operating Segment

Revenues. Asia Pacific revenues increased in the three months ended June 30, 2021, compared to the same period in 2020, primarily as a result of volume increases in our wholesale channel driven by the prior year COVID-19 impact on our distributor markets, while higher ASP, as a result of increased pricing and fewer promotions, was the largest contributor to DTC growth. Favorable foreign currency fluctuations, primarily in the Korean Won and Chinese Yuan, also increased revenues.

Revenues in the six months ended June 30, 2021, compared to the same period in 2020, in our Asia Pacific segment increased as a result of volume increases in our wholesale channel. Additionally, ASP increases in both channels, as a result of increased pricing and fewer promotions, and favorable foreign currency fluctuations in the Korean Won, Chinese Yuan, and Singapore Dollar also resulted in higher revenues.

Income from Operations. Income from operations for the Asia Pacific segment was $32.0 million for the three months ended June 30, 2021, an increase of $19.3 million, or 151.6%, compared to the same period in 2020. Gross profit increased by $27.7 million, or 55.3%, mostly from ASP growth, combined with AUC savings, of $16.1 million, or 32.3%, driven by increased pricing and less promotional activity, favorable product mix, and greater purchasing power from currency changes, partially offset by unfavorable channel mix as a result of increased wholesale share. Increases in sales volume of $6.4 million, or 12.7%, and favorable changes in foreign currency of $5.2 million, or 10.3%, led by the Korean Won and Chinese Yuan, also contributed to higher gross profit.

SG&A for our Asia Pacific segment increased $8.4 million, or 22.5%, during the three months ended June 30, 2021, compared to the same period in 2020, primarily due to an investment in marketing of $5.8 million and increases in facilities expense, compensation expense, and other net costs of $2.6 million.

Income from operations for the Asia Pacific segment was $54.1 million for the six months ended June 30, 2021, an increase of $34.9 million, or 182.0%, compared to the same period in 2020. Gross profit increased by $39.7 million, or 48.3%, mostly due to the net impact of higher ASP and lower AUC of $25.1 million, or 30.6%, resulting from price increases and less promotional activity, favorable product mix, and greater purchasing power from currency changes. Favorable currency impacts of $7.4 million, or 9.0%, and higher volumes of $7.2 million, or 8.7%, also increased gross profit.

SG&A for our Asia Pacific segment increased $4.8 million, or 7.6% in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to an investment in marketing of $5.4 million and an increase in facilities expense of $2.8 million associated with variable rent driven by higher retail sales. There were also increases in compensation and other net costs of $1.5 million. These increases were partially offset by lower bad debt expense of $3.5 million, primarily from a charge taken in the prior year in response to COVID-19, and prior year inventory donations to healthcare workers and other organizations of $1.4 million, neither of which recurred in 2021.

EMEA Operating Segment

Revenues. Revenues increased in our EMEA segment in the three months ended June 30, 2021, compared to the same period in 2020, driven mostly by increased volume in our wholesale channel. This increase was a result of higher demand for our products, as well as the prior year impact of the COVID-19 pandemic on our wholesale brick-and-mortar and distributor markets. Positive net foreign currency fluctuations in the Euro and higher ASP, driven by favorable product mix and price increases, also increased revenues.

During the six months ended June 30, 2021, EMEA revenues increased compared to the same period in 2020, primarily due to higher wholesale revenues resulting from increased product demand and prior year COVID-19 impacts. Higher ASP in our DTC channel resulted from increased pricing and less promotions. Favorable foreign currency fluctuations in the Euro, partially offset by negative fluctuations in the Russian Ruble, also contributed to higher revenues.

Income from Operations. Income from operations for the EMEA segment was $36.8 million for the three months ended June 30, 2021, an increase of $14.4 million, or 64.0%, compared to the same period in 2020. Gross profit increased $21.0 million, or 59.3%, due mostly to higher volume of $15.4 million, or 43.5%. ASP growth outpaced AUC growth, leading to higher gross profit of $2.1 million, or 6.0%. This was driven by favorable purchasing power from currency changes, favorable product mix, and increased pricing, offset in part by higher freight costs from global supply chain challenges including the blockage in the Suez Canal and in part by a channel mix shift towards wholesale. Foreign currency changes, primarily in the Euro, were favorable, impacting gross profit by $3.5 million, or 9.8%.

SG&A for our EMEA segment increased $6.6 million, or 50.7%, during three months ended June 30, 2021, compared to the same period in 2020, primarily from increases in marketing investments to support growth of $4.6 million, compensation expense of $1.6 million, and facilities and other net costs of $1.4 million. These were offset in part by $1.0 million lower bad debt expense as a result of collections on previously reserved bad debt.

Income from operations for the EMEA segment was $73.4 million for the six months ended June 30, 2021, an increase of $33.6 million, or 84.4%, compared to the same period in 2020. Gross profit increased $41.4 million, or 62.9%, due to higher sales volumes of $28.8 million, or 43.8%. Higher ASP and lower AUC, led to a net impact on gross profit of $6.5 million, or 9.9%, as a result of favorable purchasing power, price increases, and fewer promotions, offset in part by higher freight costs from global supply chain challenges. Positive currency changes led to increases of $6.1 million, or 9.2%.

SG&A for our EMEA segment increased $7.8 million, or 30.0%, during the six months ended June 30, 2021, compared to the same period in 2020. Additional investments in marketing to support growth of $5.7 million, higher compensation expense of $2.1 million, and higher facilities and other net costs of $1.3 million were offset in part by $1.3 million lower bad debt expense.

Unallocated Corporate and Other

During the three months ended June 30, 2021, total net costs within ‘Unallocated Corporate and Other’ increased $34.7 compared to the same period in 2020, driven mostly by higher compensation costs of $26.0 million as a result of increased employee headcount, compounded by the prior year temporary and permanent elimination of certain roles in response to COVID-19, as well as higher variable and executive compensation in 2021. Higher services costs including consulting fees and legal fees resulted in $6.1 million of additional costs and information technology costs were higher by $2.5 million. There were also higher other net costs of $0.1 million.

During the six months ended June 30, 2021, total net costs within ‘Unallocated Corporate and Other’ increased $43.6 million compared to the same period in 2020, primarily driven by an increase in compensation expense of $35.9 million due to increased employee headcount and higher variable and executive compensation, higher services costs including consulting and legal fees of $8.0 million, and higher information technology costs of $4.5 million. These increases were offset in part by lower other net costs of $4.8 million.

Store Locations and Digital Sales Percentage

The tables below illustrate the overall change in the number of our company-operated retail locations by reportable operating segment for the three and six months ended June 30, 2021:

	March 31, 2021	Opened	Closed	June 30, 2021
Company-operated retail locations:
Americas	165	—	1	164
Asia Pacific	135	7	—	142
EMEA	49	—	3	46
Total	349	7	4	352

	December 31, 2020	Opened	Closed	June 30, 2021
Operating segment:
Americas	165	—	1	164
Asia Pacific	137	7	2	142
EMEA	49	—	3	46
Total	351	7	6	352

Digital sales, which includes sales through our company-owned websites, third party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Digital sales as a percent of total revenues:
Americas	30.9%	58.4%	30.2%	44.8%
Asia Pacific	40.5%	46.6%	36.7%	37.5%
EMEA	52.5%	63.4%	47.4%	50.7%
Global	36.4%	56.1%	34.7%	44.2%

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of June 30, 2021 was:

June 30, 2021
(in thousands)
Cash and cash equivalents	$197,853
Available borrowings	454,725

As of June 30, 2021, we had $197.9 million in cash and cash equivalents and up to $454.7 million of remaining borrowing availability under our Facility (as defined below). We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months. We will also continue to be opportunistic with respect to our capital structure and our capital returns. Additionally, in March 2021, we completed the issuance and sale of $350.0 million aggregate principal amount of Notes (as defined below). A portion of the net proceeds were used to repay the then-outstanding balance of $115.0 million under our Facility and the remainder was used for general corporate purposes and share repurchases. See “Senior Notes Issuance” below for more information. Further, in April 2021, the Board approved a $712.2 million increase to our share repurchase authorization, after which $1.0 billion remained available for future common stock repurchases. As of June 30, 2021, we had remaining authorization to repurchase approximately $700.0 million of our common stock, subject to restrictions under our Notes and Credit Agreement.

Additional future financing may be necessary to fund our operations, and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, among other factors, could each impact our business and liquidity.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. As of June 30, 2021, we held $117.1 million of our total $197.9 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. The repatriation of the $117.1 million held in international locations is not limited by local regulations.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 3.50 to 1.00 from the quarter ended December 31, 2020 to the quarter ended December 31, 2021, and (ii) 3.25 to 1.00 from the quarter ended March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2021, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2021, the total commitments available from the lenders under the Facility were $500.0 million. At June 30, 2021, we had $45.0 million outstanding borrowings and $0.3 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of June 30, 2021 and December 31, 2020, we had $454.7 million and $319.4 million, respectively, of available borrowing capacity under the Facility.

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

The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2021, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Six Months Ended June 30,		$ Change	% Change
	2021	2020	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$242,366	$40,267	$202,099	501.9%
Cash used in investing activities	(21,323)	(24,010)	2,687	11.2%
Cash provided by (used in) financing activities	(155,344)	28,877	(184,221)	(638.0)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,793)	(2,360)	567	24.0%
Net change in cash, cash equivalents, and restricted cash	$63,906	$42,774	$21,132	49.4%

Operating Activities. Cash provided by operating activities consists of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities increased $202.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by higher net income, adjusted for non-cash items, of $169.6 million and by net increases in operating assets and liabilities of $32.5 million.

Investing Activities. There was an $2.7 million decrease in cash used in investing activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease is primarily due to a decrease in the purchases of property, equipment, and software, mainly from expenditures in 2020 that did not recur in the current year related to the relocation of our Corporate headquarters.

Financing Activities. Cash provided by financing activities decreased by $184.2 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was primarily driven by a $205.0 million decrease in borrowings, net of repayments, on our Facility. Increases in repurchases of our common stock and repurchases of common stock for tax withholding of $310.9 million and $9.0 million, respectively, also contributed to the overall decrease of cash provided by financing activities. The overall decrease was offset by an increase of $350.0 million in proceeds from the Notes issuance, net of cash used in other financing activities of $9.3 million, which is primarily due to deferred debt issuance costs related to the Notes.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, other than (i) borrowings and repayments on the Facility and the issuance of the Notes, as described above; and (ii) in the six months ended June 30, 2021, we signed contracts to further expand our U.S. distribution center, resulting in (a) future lease payments of approximately $31 million through 2030, as described in Note 4 — Leases in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q, and (b) other contractual commitments of approximately $48 million through 2022, the majority of which is expected to be paid during 2021.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2021, other than certain purchase commitments, which are described in Note 13 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

As of June 30, 2021, we had long-term borrowings with a face value of $395.0 million, mainly comprised of the Notes, which carry a fixed rate, and $0.3 million in outstanding letters of credit under our Facility. As of December 31, 2020, we had $180.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under our Facility.

A hypothetical increase of 1% in the interest rate on the Facility borrowings would have increased interest expense by $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues during the three and six months ended June 30, 2021 by $2.5 million and $4.5 million, respectively. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

We may enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of June 30, 2021, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $152.3 million. The net fair value of these contracts at June 30, 2021 was a liability of $0.8 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 30, 2021, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $0.9 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 15 — Legal Proceedings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2021
Open market or privately negotiated purchases	—	$—	—	$1,000,000,000
April 2021 ASR (2)	2,300,143	130.43	2,300,143	700,000,000
May 1 - 31, 2021	—	—	—	700,000,000
June 1 - 30, 2021
Open market or privately negotiated purchases	—	—	—	700,000,000
April 2021 ASR (2)	590,225	(2)	590,225	700,000,000
Total	2,890,368	$103.79	2,890,368	$700,000,000
(1) On February 20, 2018, the Board approved and authorized a program to repurchase up to $500.0 million of our common stock. On May 5, 2019, the Board approved an increase to the repurchase authorization of up to an additional $500.0 million of our common stock. Further, on April 23, 2021, the Board approved a $712.2 million increase to our share repurchase authorization, after which $1.0 billion remained available for future common stock repurchases. As of June 30, 2021, approximately $700.0 million remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.
(2) In April 2021, we entered into an accelerated share repurchase arrangement (“ASR”) to repurchase $300.0 million of our common stock. In exchange for an up-front payment of $300.0 million, the financial institution that was a party to the ASR committed to deliver to us shares of our common stock during the ASR’s purchase period, which ended June 2021. In April 2021, 2.3 million shares were delivered and retired at an average price of $130.43 (which is based on a partial share delivery in April 2021). Subsequently, in June 2021, an additional 0.6 million shares were delivered and retired. The average price paid per share for the complete ASR, which includes shares delivered in June 2021, was $103.79.

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

CROCS, INC.

Date: July 22, 2021	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer