Form 10-Q
period 2021-09-30
Crocs, Inc.
filed 2021-10-21
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

As of October 14, 2021, Crocs, Inc. had 58,847,388 shares of its common stock, par value $0.001 per share, outstanding.

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
•our expectations regarding supply chain disruptions;
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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2021

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$625,919	$361,736	$1,726,790	$974,445
Cost of sales	226,123	154,967	678,594	453,581
Gross profit	399,796	206,769	1,048,196	520,864
Selling, general and administrative expenses	196,728	134,683	525,120	371,371
Income from operations	203,068	72,086	523,076	149,493
Foreign currency gains (losses), net	537	(516)	(84)	(1,434)
Interest income	615	43	713	189
Interest expense	(6,486)	(1,502)	(12,830)	(5,593)
Other income (expense), net	2	(27)	15	901
Income before income taxes	197,736	70,084	510,890	143,556
Income tax expense (benefit)	44,247	8,195	(59,951)	14,025
Net income	$153,489	$61,889	$570,841	$129,531
Net income per common share:
Basic	$2.47	$0.92	$8.96	$1.92
Diluted	$2.42	$0.91	$8.79	$1.89
Weighted average common shares outstanding:
Basic	62,033	67,473	63,695	67,606
Diluted	63,324	68,385	64,937	68,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$153,489	$61,889	$570,841	$129,531
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(12,867)	4,160	(20,053)	(3,663)
Reclassification of foreign currency translation loss to income (1)	—	—	—	(164)
Total comprehensive income	$140,622	$66,049	$550,788	$125,704
(1) Represents the reclassification of cumulative foreign currency translation adjustment upon liquidation of foreign subsidiaries during the nine months ended September 30, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$436,601	$135,802
Restricted cash - current	1,412	1,542
Accounts receivable, net of allowances of $21,137 and $21,093, respectively	229,298	149,847
Inventories	212,496	175,121
Income taxes receivable	1,255	1,857
Other receivables	16,990	10,816
Prepaid expenses and other assets	22,000	17,856
Total current assets	920,052	492,841
Property and equipment, net of accumulated depreciation and amortization of $88,595 and $86,305, respectively	91,318	57,467
Intangible assets, net of accumulated amortization of $108,014 and $95,426, respectively	31,634	37,636
Goodwill	1,630	1,719
Deferred tax assets, net	517,929	350,784
Restricted cash	3,731	1,929
Right-of-use assets	170,957	167,421
Other assets	7,814	8,926
Total assets	$1,745,065	$1,118,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,446	$112,778
Accrued expenses and other liabilities	149,206	126,704
Income taxes payable	22,315	5,038
Current operating lease liabilities	45,248	47,064
Total current liabilities	350,215	291,584
Long-term income taxes payable	193,990	205,974
Long-term borrowings	685,955	180,000
Long-term operating lease liabilities	157,874	146,401
Other liabilities	4,200	4,131
Total liabilities	1,392,234	828,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5.0 million shares authorized including 1.0 million authorized as Series A Convertible Preferred Stock, none outstanding	—	—
Common stock, par value $0.001 per share, 250.0 million shares authorized, 105.9 million and 105.0 million issued, 61.5 million and 65.9 million outstanding, respectively	106	105
Treasury stock, at cost, 44.4 million and 39.1 million shares, respectively	(1,236,003)	(688,849)
Additional paid-in capital	540,948	482,385
Retained earnings	1,124,187	553,346
Accumulated other comprehensive loss	(76,407)	(56,354)
Total stockholders’ equity	352,831	290,633
Total liabilities and stockholders’ equity	$1,745,065	$1,118,723
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	62,382	$106	43,283	$(1,078,857)	$530,357	$970,698	$(63,540)	$358,764
Share-based compensation	—	—	—	—	10,591	—	—	10,591
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	174	—	52	(7,146)	—	—	—	(7,146)
Repurchases of common stock	(1,055)	—	1,055	(150,000)	—	—	—	(150,000)
Net income	—	—	—	—	—	153,489	—	153,489
Other comprehensive loss	—	—	—	—	—	—	(12,867)	(12,867)
Balance at September 30, 2021	61,501	$106	44,390	$(1,236,003)	$540,948	$1,124,187	$(76,407)	$352,831

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	67,455	$105	37,470	$(587,940)	$502,958	$308,127	$(66,366)	$156,884
Share-based compensation	—	—	—	—	4,867	—	—	4,867
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	35	—	1	(43)	230	—	—	187
Repurchases of common stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	61,889	—	61,889
Other comprehensive income	—	—	—	—	—	—	4,160	4,160
Balance at September 30, 2020	67,490	$105	37,471	$(587,983)	$508,055	$370,016	$(62,206)	$227,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	65,856	$105	39,132	$(688,849)	$482,385	$553,346	$(56,354)	$290,633
Share-based compensation	—	—	—	—	29,939	—	—	29,939
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	702	1	201	(18,766)	236	—	—	(18,529)
Repurchases of common stock	(5,057)	—	5,057	(528,388)	28,388	—	—	(500,000)
Net income	—	—	—	—	—	570,841	—	570,841
Other comprehensive loss	—	—	—	—	—	—	(20,053)	(20,053)
Balance at September 30, 2021	61,501	$106	44,390	$(1,236,003)	$540,948	$1,124,187	$(76,407)	$352,831

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	68,232	$104	35,796	$(546,208)	$495,903	$240,485	$(58,379)	$131,905
Share-based compensation	—	—	—	—	10,809	—	—	10,809
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units	817	1	116	(2,616)	1,343	—	—	(1,272)
Repurchases of common stock	(1,559)	—	1,559	(39,159)	—	—	—	(39,159)
Net income	—	—	—	—	—	129,531	—	129,531
Other comprehensive loss	—	—	—	—	—	—	(3,827)	(3,827)
Balance at September 30, 2020	67,490	$105	37,471	$(587,983)	$508,055	$370,016	$(62,206)	$227,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$570,841	$129,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,832	20,251
Operating lease cost	44,067	45,818
Inventory donations	1,153	8,873
Provision for (recovery of) doubtful accounts, net	(2,441)	5,720
Share-based compensation	29,939	10,809
Deferred income taxes	(176,873)	—
Other non-cash items	(1,384)	3,632
Changes in operating assets and liabilities:
Accounts receivable	(80,981)	(38,937)
Inventories	(41,193)	(14,873)
Prepaid expenses and other assets	(5,069)	7,706
Accounts payable, accrued expenses and other liabilities	30,997	25,243
Right-of-use assets and operating lease liabilities	(37,723)	(45,133)
Cash provided by operating activities	355,165	158,640
Cash flows from investing activities:
Purchases of property, equipment, and software	(35,758)	(33,193)
Proceeds from disposal of property and equipment	6	434
Other	(15)	(168)
Cash used in investing activities	(35,767)	(32,927)
Cash flows from financing activities:
Proceeds from notes issuance	700,000	—
Proceeds from bank borrowings	170,000	150,000
Repayments of bank borrowings	(350,000)	(220,000)
Deferred debt issuance costs	(14,491)	(520)
Repurchases of common stock	(500,000)	(39,159)
Repurchases of common stock for tax withholding	(18,766)	(2,616)
Other	237	1,344
Cash used in financing activities	(13,020)	(110,951)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,907)	130
Net change in cash, cash equivalents, and restricted cash	302,471	14,892
Cash, cash equivalents, and restricted cash—beginning of period	139,273	112,045
Cash, cash equivalents, and restricted cash—end of period	$441,744	$126,937

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

Our reportable operating segments include: the Americas, operating in North and South America; Asia Pacific, operating throughout Asia, Australia, and New Zealand; and Europe, Middle East, and Africa (“EMEA”), operating throughout Europe, Russia, the Middle East, and Africa. See Note 15 — Operating Segments and Geographic Information for additional information.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the nine months ended September 30, 2021, other than with respect to the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements.

Reclassifications

We have reclassified certain amounts on the condensed consolidated statements of cash flows, Note 10 — Revenues, and Note 15 — Operating Segments and Geographic Information to conform to current period presentation.

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

Condensed Consolidated Statements of Cash Flows - Supplemental Schedule of Non-Cash Investing and Financing Activities

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Accrued purchases of property, equipment, and software	$13,061	$4,640

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

Other Pronouncements

Other new pronouncements issued but not effective until after September 30, 2021 are not expected to have a material impact on our condensed consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

‘Property and equipment, net’ consists of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Leasehold improvements	$68,734	$66,661
Machinery and equipment	52,486	47,107
Furniture, fixtures, and other	21,665	21,817
Construction-in-progress	37,028	8,187
Property and equipment	179,913	143,772
Less: Accumulated depreciation and amortization	(88,595)	(86,305)
Property and equipment, net	$91,318	$57,467

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation and benefits	$47,353	$48,870
Professional services	28,567	18,478
Fulfillment, freight, and duties	25,068	17,868
Sales/use and value added taxes payable	12,616	12,480
Return liabilities	8,424	6,906
Royalties payable and deferred revenue	6,004	6,254
Accrued rent and occupancy	6,602	3,818
Accrued legal fees	6,139	1,078
Other	8,433	10,952
Total accrued expenses and other liabilities	$149,206	$126,704

5. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	September 30, 2021	December 31, 2020
	(in thousands)
Assets:
Right-of-use assets	$170,957	$167,421
Liabilities:
Current operating lease liabilities	$45,248	$47,064
Long-term operating lease liabilities	157,874	146,401
Total operating lease liabilities	$203,122	$193,465

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$14,309	$15,605	$44,067	$45,818
Short-term lease cost	2,095	1,274	5,499	3,936
Variable lease cost	10,568	5,728	24,875	11,502
Total lease costs	$26,972	$22,607	$74,441	$61,256

Other information related to leases, including supplemental cash flow information, consists of:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash paid for operating leases	$46,345	$41,043
Right-of-use assets obtained in exchange for operating lease liabilities	52,145	54,218

The weighted average remaining lease term and discount rate related to our lease liabilities as of September 30, 2021 were 7.1 years and 3.9%, respectively. As of September 30, 2020, the weighted average remaining lease term and discount rate related to our lease liabilities were 6.7 years and 4.4%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of September 30, 2021
(in thousands)
2021 (remainder of year)	$9,631
2022	49,292
2023	37,690
2024	25,216
2025	19,023
Thereafter	92,364
Total future minimum lease payments	233,216
Less: imputed interest	(30,094)
Total operating lease liabilities	$203,122

Leases That Have Not Yet Commenced

As of September 30, 2021, we had significant obligations for a lease not yet commenced related to the expansion of our Americas distribution center in Dayton, Ohio. The total contractual commitment related to the lease, with payments expected to begin in the first quarter of 2022 and continue through September 2032, is approximately $39 million.

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within ‘Prepaid expenses and other assets’ and ‘Accrued expenses and other liabilities’ at September 30, 2021 and December 31, 2020, respectively. The fair values of our derivative instruments were an immaterial asset at September 30, 2021 and an immaterial liability at December 31, 2020. See Note 7 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and current restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. In the nine months ended September 30, 2021, we completed the issuance and sale of $350.0 million aggregate principal amount of 2029 Notes (as defined below) and $350.0 million aggregate principal amount of 2031 Notes (as defined below), as described in more detail in Note 8 — Long-Term Borrowings. The Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The carrying and fair values of our revolving credit facilities approximate their carrying values at September 30, 2021 and December 31, 2020 based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of September 30, 2021 and December 31, 2020 were:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Senior notes due 2029	$350,000	$360,719	$—	$—
Senior notes due 2031	350,000	354,375	—	—
Revolving credit facilities	—	—	180,000	180,000

Non-Financial Assets and Liabilities

Our non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. Impairment expense is reported in ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations. We did not record impairment expense in the three and nine months ended September 30, 2021. Additionally, no impairment expense was recorded in the three or nine months ended September 30, 2020.

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

Counterparty default risk is considered low because the forward contracts that we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of September 30, 2021 or December 31, 2020.

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

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets, were:

	September 30, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$1,168	$(843)	$794	$(1,225)
Netting of counterparty contracts	(843)	843	(794)	794
Foreign currency forward contract derivatives	$325	$—	$—	$(431)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	September 30, 2021		December 31, 2020
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Euro	$23,972	$130	$28,851	$(82)
Singapore Dollar	42,200	(131)	24,211	457
Indian Rupee	15,735	(179)	18,937	(134)
Japanese Yen	25,498	129	17,447	(240)
British Pound Sterling	14,138	90	16,134	(182)
South Korean Won	31,401	411	3,741	(56)
Other currencies	13,349	(125)	9,675	(194)
Total	$166,293	$325	$118,996	$(431)

Latest maturity date	October 2021		January 2021

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Foreign currency transaction gains (losses)	$493	$(477)	$148	$223
Foreign currency forward exchange contracts gains (losses)	44	(39)	(232)	(1,657)
Foreign currency gains (losses), net	$537	$(516)	$(84)	$(1,434)

8. LONG-TERM BORROWINGS

Our borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	September 30, 2021	December 31, 2020
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$—
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	—
Revolving credit facilities				—	180,000
Total face value of long-term borrowings				700,000	180,000
Less:
Unamortized issuance costs				14,045	—
Current portion of borrowings				—	—
Total long-term borrowings				$685,955	$180,000

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 3.50 to 1.00 from the quarter ended December 31, 2020 to the quarter ended December 31, 2021, and (ii) 3.25 to 1.00 from the quarter ended March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2021, we were in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2021, the total commitments available from the lenders under the Facility were $500.0 million. At September 30, 2021, we had no outstanding borrowings and $0.3 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of September 30, 2021 and December 31, 2020, we had $499.7 million and $319.4 million, respectively, of available borrowing capacity under the Facility.

Asia Revolving Credit Facilities

During the nine months ended September 30, 2021, we had two revolving credit facilities in Asia, a revolving credit facility with Citibank (China) Company Limited, Shanghai Branch, which, as amended, provides up to an equivalent of $10.0 million, and a revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch, which matured in May 2021 and provided up to 30.0 million RMB, or $4.7 million using current exchange rates as of May 2021.

We had no borrowings under our Asia revolving facilities during the three or nine months ended September 30, 2021 and year ended December 31, 2020 or borrowings outstanding at September 30, 2021 and December 31, 2020.

Senior Notes Issuance

On March 12, 2021, the Company completed the issuance and sale of $350.0 million aggregate principal amount of 4.250% Senior Notes due March 15, 2029 (the “2029 Notes”), pursuant to the indenture related thereto (“the March Indenture”). Additionally, on August 10, 2021, the Company completed the issuance and sale of $350.0 million aggregate principal amount of 4.125% Senior Notes due August 15, 2031 (the “2031 Notes”), pursuant to the indenture related thereto (“the August Indenture” and, together with the March Indenture, the “Indentures”). Interest on each of the 2029 Notes and the 2031 Notes (collectively, the “Notes”) is payable semi-annually.

The Company will have the option to redeem all or any portion of the 2029 Notes, at once or over time, at any time on or after March 15, 2024, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company will also have the option to redeem some or all of the 2029 Notes at any time before March 15, 2024 at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before March 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2029 Notes at a redemption price of 104.250% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

The Company will have the option to redeem all or any portion of the 2031 Notes, at once or over time, at any time on or after August 15, 2026, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company will also have the option to redeem some or all of the 2031 Notes at any time before August 15, 2026 at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before August 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2031 Notes at a redemption price of 104.125% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2021, we were in compliance with all financial covenants under the Notes.

9. COMMON STOCK REPURCHASE PROGRAM

During the three months ended September 30, 2021, we repurchased 1.1 million shares of our common stock at a cost of $150.0 million, including commissions. During the nine months ended September 30, 2021, we repurchased 5.1 million shares of our common stock at an aggregate cost of $500.0 million, including commissions. This includes 0.5 million shares received in January 2021 at the conclusion of the purchase period for an accelerated share repurchase agreement we entered into in November 2020.

During the three months ended September 30, 2020, we did not repurchase shares of our common stock to preserve maximum liquidity and flexibility as a result of the COVID-19 pandemic. During the nine months ended September 30, 2020, we repurchased 1.6 million shares of our common stock at a cost of $39.2 million, including commissions.

During the third quarter of 2021, the Board of Directors (the “Board”) approved a $1,000.0 million increase to our share repurchase authorization. As of September 30, 2021, we had remaining authorization to repurchase approximately $1,550.0 million of our common stock, subject to restrictions under our Notes and Credit Agreement.

In September 2021, we entered into an accelerated share repurchase arrangement (“ASR”) to repurchase $500.0 million of our common stock. In exchange for an up-front payment of $500.0 million in October 2021, the financial institution that was party to the ASR committed to deliver us shares of our common stock during the ASR’s purchase period, which ends in December 2021.

10. REVENUES

Revenues by reportable operating segment and by channel were:

Third Quarter

	Three Months Ended September 30, 2021
	Americas	Asia Pacific	EMEA	Unallocated Corporate and Other	Total
	(in thousands)
Channel:
Wholesale	$213,321	$37,207	$59,058	$25	$309,611
Direct-to-consumer (1)	242,587	46,438	27,283	—	316,308
Total revenues	$455,908	$83,645	$86,341	$25	$625,919

	Three Months Ended September 30, 2020
	Americas	Asia Pacific	EMEA	Unallocated Corporate and Other	Total
	(in thousands)
Channel:
Wholesale	$98,025	$28,842	$37,630	$14	$164,511
Direct-to-consumer (1)	136,022	38,862	22,341	—	197,225
Total revenues	$234,047	$67,704	$59,971	$14	$361,736
(1) Direct-to-consumer revenues consist of sales generated through our company-operated retail stores (previously our “Retail” channel) and company-operated e-commerce websites and third-party e-commerce marketplaces (previously our “E-commerce” channel).

Full Year to Date

	Nine Months Ended September 30, 2021
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$526,164	$158,098	$222,643	$73	$906,978
Direct-to-consumer (1)	611,833	134,973	73,006	—	819,812
Total revenues	$1,137,997	$293,071	$295,649	$73	$1,726,790

	Nine Months Ended September 30, 2020
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$256,258	$109,705	$136,507	$106	$502,576
Direct-to-consumer (1)	297,097	117,031	57,741	—	471,869
Total revenues	$553,355	$226,736	$194,248	$106	$974,445
(1) Direct-to-consumer revenues consist of sales generated through our company-operated retail stores (previously our “Retail” channel) and company-operated e-commerce websites and third-party e-commerce marketplaces (previously our “E-commerce” channel).

During the three and nine months ended September 30, 2021, we recognized no changes to estimates for wholesale or direct-to-consumer revenues. During the three and nine months ended September 30, 2020, we recognized increases of $0.1 million and $0.6 million, respectively, to wholesale revenues and $1.1 million to direct-to-consumer revenues due to changes in estimates related to products transferred to customer in prior periods.

There were no material changes in contract liabilities or refund liabilities in the three or nine months ended September 30, 2021 or 2020.

11. SHARE-BASED COMPENSATION

Our share-based compensation awards are issued under the 2020 Equity Incentive Plan (“2020 Plan”) and a predecessor plan, the 2015 Equity Incentive Plan (“2015 Plan”). Any awards that expire or are forfeited under the 2015 Plan become available for issuance under the 2020 Plan.

Pre-tax share-based compensation expense reported in our condensed consolidated statements of operations was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of sales	$147	$39	$384	$78
Selling, general and administrative expenses	10,444	4,828	29,555	10,731
Total share-based compensation expense	$10,591	$4,867	$29,939	$10,809

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

The grant date fair value and derived service period for the market-condition RSUs granted on January 11, 2021 (“January market-condition RSUs”) were estimated using a Monte Carlo simulation valuation model. The grant date fair value for the January market-condition RSUs was $21.9 million. As of September 30, 2021, unrecognized share-based compensation for the January market-condition RSUs, which are expected to be recognized through August 2024 based on the Monte Carlo valuation model, was $9.2 million.

12. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except effective tax rate)
Income before income taxes	$197,736	$70,084	$510,890	$143,556
Income tax expense (benefit)	44,247	8,195	(59,951)	14,025
Effective tax rate	22.4%	11.7%	(11.7)%	9.8%

The increase in the effective tax rate for the three months ended September 30, 2021, compared to the same period in 2020, was driven by tax expense recorded in profitable jurisdictions, partially offset by the utilization of deferred tax assets which were subject to a valuation allowance, and by operating losses in certain jurisdictions where we had determined that it is not more likely than not to realize the associated tax benefits. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to the release of valuation allowances, as well as differences in income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $193.6 million and $206.2 million at September

30, 2021 and December 31, 2020, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

During the nine months ended September 30, 2021, income tax expense decreased $74.0 million compared to the same period in 2020. The effective tax rate for the nine months ended September 30, 2021 was -11.7% compared to an effective tax rate of 9.8% for the same period in 2020, a 21.5% decrease. This decrease in the effective rate was driven primarily by the release of valuation allowances. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to the release of valuation allowances, as well as differences in income tax rates between U.S. and foreign jurisdictions.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance, we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. During the three months ended June 30, 2021, a jurisdiction for which we have historically recorded significant valuation allowances enacted a favorable change in the tax law related to net operating loss carryforwards. The change in tax law impacted the assessment of valuation allowances in the jurisdiction as the reversal of existing deferred tax assets would generate indefinite carryforward net operating losses instead of losses with a limited carryforward period. The release of the valuation allowance resulting from the tax law change was recorded as a discrete tax benefit of $176.9 million during the three months ended June 30, 2021.

Our tax rate is volatile and may increase or decrease with changes in, among other things, the amount of income or loss by jurisdiction, our ability to utilize net operating losses and foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions and other changes to regulatory environments in countries in which we do business that, if enacted, may have an impact on our effective tax rate, including federal corporate tax increases currently contemplated in the U.S.

13. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2021 and 2020 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net income	$153,489	$61,889	$570,841	$129,531
Denominator:
Weighted average common shares outstanding - basic	62,033	67,473	63,695	67,606
Plus: Dilutive effect of stock options and unvested restricted stock units	1,291	912	1,242	1,002
Weighted average common shares outstanding - diluted	63,324	68,385	64,937	68,608

Net income per common share:
Basic	$2.47	$0.92	$8.96	$1.92
Diluted	$2.42	$0.91	$8.79	$1.89

For the three and nine months ended September 30, 2021, an aggregate of less than 0.1 million options and restricted stock units (“RSUs”) were excluded from the calculation of diluted EPS because the effect was anti-dilutive. For the three and nine months ended September 30, 2020, an aggregate of less than 0.1 million options and RSUs were excluded from the calculation of diluted EPS because the effect was anti-dilutive.

14. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2021, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $141.0 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

In the three months ended March 31, 2021, certain costs previously reported within ‘Other Businesses’ were shifted to the Americas, Asia Pacific, and EMEA segments, as applicable, to reflect changes in the way management evaluates segment performance, makes operating decisions, and allocates resources. Additionally, any costs remaining in ‘Other Businesses,’ including depreciation and amortization, had been consolidated into ‘Unallocated corporate and other.’ The previously reported amounts for income from operations for the three and nine months ended September 30, 2020 have been revised to conform to current period presentation, as shown in the following tables.

In the three months ended June 30, 2021, to reflect changes in the way management evaluates segment performance, makes operating decisions, and allocates resources, and as a response to our incremental investments in marketing in line with our growth, certain marketing expenses previously reported within ‘Unallocated corporate and other’ were shifted to the Americas, Asia Pacific, and EMEA segments, as applicable, to better align these investments with segment profitability. The previously reported amounts for income from operations for the three and nine months ended September 30, 2020 have been revised to conform to current period presentation, as shown in the following tables.

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenues:
Americas	$455,908	$234,047	$1,137,997	$553,355
Asia Pacific	83,645	67,704	293,071	226,736
EMEA	86,341	59,971	295,649	194,248
Total segment revenues	625,894	361,722	1,726,717	974,339
Unallocated corporate and other (2)	25	14	73	106
Total consolidated revenues	$625,919	$361,736	$1,726,790	$974,445
Income from operations:
Americas (1)	$232,832	$100,827	$541,680	$192,019
Asia Pacific (1)	16,361	10,688	70,492	29,881
EMEA (1)	27,007	16,063	100,439	55,894
Total segment income from operations	276,200	127,578	712,611	277,794
Reconciliation of total segment income from operations to income before income taxes:
Unallocated corporate and other (1)(2)	(73,132)	(55,492)	(189,535)	(128,301)
Income from operations	203,068	72,086	523,076	149,493
Foreign currency gains (losses), net	537	(516)	(84)	(1,434)
Interest income	615	43	713	189
Interest expense	(6,486)	(1,502)	(12,830)	(5,593)
Other income (expense), net	2	(27)	15	901
Income before income taxes	$197,736	$70,084	$510,890	$143,556

Depreciation and amortization:
Americas	$3,055	$904	$4,823	$2,654
Asia Pacific	449	288	1,061	853
EMEA	678	195	1,007	534
Total segment depreciation and amortization	4,182	1,387	6,891	4,041
Unallocated corporate and other (1)(2)	3,901	5,365	16,941	16,210
Total consolidated depreciation and amortization	$8,083	$6,752	$23,832	$20,251
(1) In the first quarter of 2021, certain costs previously reported within ‘Other Businesses’ were shifted to the Americas, Asia Pacific, and EMEA segments. Additionally, any costs remaining in ‘Other Businesses,’ including depreciation and amortization, have been consolidated into ‘Unallocated corporate and other.’ In the second quarter of 2021, certain marketing expenses previously reported within ‘Unallocated corporate and other’ were shifted to the Americas, Asia Pacific, and EMEA segments. The previously reported amounts for income from operations for the three and nine months ended September 30, 2020 have been revised to conform to current period presentation. See the ‘Impacts of segment composition change’ and ‘Impacts of marketing expense allocations’ tables below for more information.
(2) Unallocated corporate and other primarily includes corporate support and administrative functions, certain royalty income, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Impacts of segment composition change:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in thousands)
Impacts on income from operations:
Americas	$(6,334)	$(22,392)
Asia Pacific	(1,683)	(1,866)
EMEA	(140)	2,550
Total impact on segment income from operations	$(8,157)	$(21,708)

Unallocated corporate and other	$8,157	$21,708

Impacts of marketing expense allocations:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in thousands)
Impacts on income from operations:
Americas	$(2,734)	$(6,404)
Asia Pacific	(2,223)	(8,589)
EMEA	(550)	(1,408)
Total impact on segment income from operations	$(5,507)	$(16,401)

Unallocated corporate and other	$5,507	$16,401

16. LEGAL PROCEEDINGS

We were subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, we were notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $2.6 million at current exchange rates, plus interest and penalties, for the period January 2010 through May 2011. We disputed these assessments and asserted defenses to the claims. On February 25, 2015, we received additional assessments totaling 33.3 million BRL, or approximately $6.1 million at current exchange rates, plus interest and penalties, related to the remainder of the audit period. We also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, we received a favorable ruling on our appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have appealed that decision and we challenged the appeal on both the merits and procedure. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable for us and resulted in an approximately 38% reduction in principal, penalties, and interest. The tax authorities have appealed that decision, and we filed a response to the tax authorities’ appeal as well as a separate appeal against the unfavorable portion of the ruling. Taking current rulings into consideration, we estimate the remaining principal for these assessments to be $4.6 million at current exchange rates, plus interest and penalties. Should the Brazilian Tax Authority prevail in these final administrative appeals, we may challenge the assessments through the court system, which would likely require the posting of a bond. We have not recorded these items within the condensed consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

For all other claims and disputes, we have accrued estimated losses of $0.9 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of September 30, 2021. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of September 30, 2021, we estimated that reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by approximately $0.6 million.

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•Global industry-wide logistics challenges have continued to impact us, with some of our factories in Vietnam closed for several weeks during the third quarter. While most of our factories in Vietnam are operational, they are in various stages of reopening. We expect the situation to remain fluid as COVID-19 break-out rates fluctuate, including any deterioration in circumstances related to COVID-19 variants, and whether vaccination rates increase in the country. We are taking several measures to ensure continued future growth and strong gross margins for the rest of 2021 and in 2022. We are shifting production capacity to other countries, including China, Indonesia, and Bosnia, as we are able, to minimize unit shortfall. Fortunately, our products have limited inputs and simple configurations, which gives us a unique competitive advantage to increase factory production quickly. Additionally, by prioritizing top selling products and narrowing product assortment, while still preserving newness, we are able to improve factory throughput. We are also maintaining flexibility by leveraging air freight and reducing our dependency on congested West Coast ports in the United States by adding East Coast trans-shipment capabilities starting in the fourth quarter of 2021. In addition to maximizing supply, we are strategically allocating units and we will prioritize our key growth initiatives, including digital sales and our major wholesale customers. With the actions taken to-date and our future plans, we feel Crocs is well-positioned to emerge an even stronger, more diversified brand.
•Despite these actions, we expect to still be impacted by global logistics challenges for the remainder of 2021 and into 2022. Specifically, we plan to invest approximately $75 million in air freight in 2022 to bolster our inventory positions for the first half of 2022 in all regions. Supported by the health of our brand, wholesale orders for the first half of 2022 have been exceptionally strong. However, we expect to have limitations around demand fulfillment in the first half of the year. Additionally, we expect Europe, Middle East, and Africa (“EMEA”) revenue growth in the fourth quarter of 2021 will be disproportionately impacted by the Vietnam supply disruption, as much of the region’s inventory is sourced there.
•Global inflation has also begun to impact our business, contributing to incremental freight costs, increased wages, particularly in our distribution centers, and increased raw materials cost. We expect this trend will continue through the fourth quarter of 2021 and during 2022.
•Consumer demand for our brand continues to be strong, fueled by increased marketing investment and compelling product, and is leading to strong sales growth, particularly in our clog and sandal silhouettes.
•We have committed to several Environmental, Social, and Governance (“ESG”) initiatives, including a plan to achieve net zero emissions by 2030 through sustainable ingredients and packaging as well as responsible resource use and exploring innovative product afterlife solutions. We began production on bio-based products, which are expected to go on sale in 2022, using materials sourced from waste and by-product from other industries. We continue to expand efforts to help serve our communities and create a welcoming environment for everyone, rooted in a culture of transparency and accountability. During the third quarter, we launched a new Brand Purpose section on our Crocs.com site and a new ESG section on our investor site to share our progress.
•In 2021, we have invested, and plan to continue to invest, in selling, general and administrative expenses (“SG&A”), including marketing, talent, and digital commerce, to fuel long-term growth, while continuing to leverage revenue growth.
•During the third quarter of 2021, the Board of Directors (the “Board”) approved a $1.0 billion increase to our share repurchase authorization. As of September 30, 2021, we had remaining authorization to repurchase approximately $1.6 billion of our common stock. In September 2021, we entered into an accelerated share repurchase (“ASR”) arrangement, effective October 2021, to repurchase an additional $500.0 million of shares of our common stock in the fourth quarter of 2021, which, upon completion, is expected to bring our total 2021 fiscal year repurchases to $1.0 billion.
•Capital expenditures for supply chain investments to support our growth are expected to be approximately $75 million for the year ended December 31, 2021.
•Our year-over-year results discussed below were, and we expect for the remainder of 2021 will be, impacted to some extent by prior year store closures and operating hour reductions as a result of the COVID-19 impact in 2020.

Use of Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), we present certain information related to our results of operations through “constant currency,” which is a non-GAAP financial measure and should be viewed as a supplement to our results of operations and presentation of reportable segments under U.S. GAAP. Constant currency represents current period results that have been retranslated using prior year average foreign exchange rates for the comparative period to enhance the visibility of the underlying business trends, excluding the impact of foreign currency exchange rates on reported amounts.

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

Third Quarter 2021 Financial and Operational Highlights

Revenues were $625.9 million for the third quarter of 2021, a 73.0% increase compared to the third quarter of 2020. The increase was due to the net effects of: (i) higher unit sales volumes, which increased revenues by $157.8 million, or 43.6%, driven by continued increased consumer demand for our products; (ii) higher average selling prices, driven primarily by reduced promotions and higher pricing, as well as favorable product mix, including increased sales of charms per shoe, which increased revenues by $103.4 million, or 28.6%; and (iii) favorable changes in exchange rates, which increased revenues by $2.9 million, or 0.8%.

The following were significant developments affecting our businesses and capital structure during the three months ended September 30, 2021:

•Revenues grew 73.0% compared to the third quarter of 2020, with strong growth in all regional segments. Our Americas segment revenues grew by 94.8%, or 94.5% on constant currency basis, while our EMEA segment revenues grew by 44.0%, or 42.8% on a constant currency basis, and our Asia segment revenues grew by 23.5%, or 21.2% on a constant currency basis, compared to the third quarter of 2020.
•Despite supply constraints resulting from global logistics challenges, we sold 25.4 million pairs of shoes worldwide, an increase from 16.9 million pairs in the third quarter of 2020.
•Gross margin was 63.9%, an increase of 670 basis points from last year’s third quarter, as a result of increased pricing and fewer promotions and discounts and favorable product mix, offset in part by higher freight costs associated with global logistics disruptions.
•SG&A was $196.7 million compared to $134.7 million in the third quarter of 2020. As a percent of revenues, SG&A decreased to 31.4% of revenues compared to 37.2% of revenues in the third quarter of 2020.
•Income from operations more than doubled to $203.1 million from $72.1 million in last year’s third quarter. Net income was $153.5 million, or $2.42 per diluted share, compared to $61.9 million, or $0.91 per diluted share, in last year’s third quarter.
•During the third quarter, we issued $350.0 million of 4.125% senior notes due in 2031. At September 30, 2021, we had $499.7 million in available borrowing capacity under our senior revolving credit facility.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change Favorable (Unfavorable)

	2021	2020	2021	2020		Q3 2021-2020		YTD 2021-2020
	(in thousands, except per share, margin, and average selling price data)
Revenues	$625,919	$361,736	$1,726,790	$974,445		73.0%		77.2%
Cost of sales	226,123	154,967	678,594	453,581		(45.9)%		(49.6)%
Gross profit	399,796	206,769	1,048,196	520,864		93.4%		101.2%
Selling, general and administrative expenses	196,728	134,683	525,120	371,371		(46.1)%		(41.4)%
Income from operations	203,068	72,086	523,076	149,493		181.7%		249.9%
Foreign currency gains (losses), net	537	(516)	(84)	(1,434)		204.1%		94.1%
Interest income	615	43	713	189		1,330.2%		277.2%
Interest expense	(6,486)	(1,502)	(12,830)	(5,593)		(331.8)%		(129.4)%
Other income (expense), net	2	(27)	15	901		107.4%		(98.3)%
Income before income taxes	197,736	70,084	510,890	143,556		182.1%		255.9%
Income tax expense (benefit)	44,247	8,195	(59,951)	14,025		(439.9)%		527.5%
Net income	$153,489	$61,889	$570,841	$129,531		148.0%		340.7%
Net income per common share:
Basic	$2.47	$0.92	$8.96	$1.92		168.5%		366.7%
Diluted	$2.42	$0.91	$8.79	$1.89		165.9%		365.1%

Gross margin (1)	63.9%	57.2%	60.7%	53.5%	670	bp	720	bp
Operating margin (1)	32.4%	19.9%	30.3%	15.3%	1,250	bp	1,500	bp
Footwear unit sales	25,410	16,867	80,402	50,234		50.6%		60.1%
Average footwear selling price - nominal basis (2)	$24.42	$21.36	$21.30	$19.33		14.3%		10.2%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units.

Revenues By Channel

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2021	2020	2021	2020	Q3 2021-2020	YTD 2021-2020	Q3 2021-2020	YTD 2021-2020
	(in thousands)
Wholesale:
Americas	$213,321	$98,025	$526,164	$256,258	117.6%	105.3%	117.4%	105.4%
Asia Pacific	37,207	28,842	158,098	109,705	29.0%	44.1%	28.6%	38.8%
EMEA	59,058	37,630	222,643	136,507	56.9%	63.1%	55.5%	55.4%
Unallocated corporate and other	25	14	73	106	78.6%	(31.1)%	71.5%	(31.1)%
Total wholesale	309,611	164,511	906,978	502,576	88.2%	80.5%	87.7%	77.3%
Direct-to-consumer (2):
Americas	242,587	136,022	611,833	297,097	78.3%	105.9%	78.0%	105.3%
Asia Pacific	46,438	38,862	134,973	117,031	19.5%	15.3%	15.8%	8.8%
EMEA	27,283	22,341	73,006	57,741	22.1%	26.4%	21.3%	22.1%
Total direct-to-consumer	316,308	197,225	819,812	471,869	60.4%	73.7%	59.3%	71.2%
Total revenues	$625,919	$361,736	$1,726,790	$974,445	73.0%	77.2%	72.2%	74.3%
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

The primary drivers of changes in revenue were:

	Three Months Ended September 30, 2021 vs. 2020
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$157,841	43.6%	$103,424	28.6%	$2,918	0.8%	$264,183	73.0%
(1) The change due to price is based on the change in average selling price on a constant currency basis (“ASP”).

	Nine Months Ended September 30, 2021 vs. 2020
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$550,538	56.5%	$173,990	17.8%	$27,817	2.9%	$752,345	77.2%
(1) The change due to price is based on the change in ASP.

Revenues. In the three months ended September 30, 2021, revenues increased compared to the same period in 2020, despite global logistics challenges that resulted from port congestion and intermittent COVID-19 related factory shutdowns in Vietnam. Volume was higher in all segments, led by our Americas segment, due to continued increased consumer demand, which was due in part to negative impacts of the COVID-19 pandemic on prior year wholesale and retail store revenues, including traffic limitations in stores and reduced operating hours. ASPs increased revenues in all segments and channels due to higher pricing, less promotional activity, and favorable product mix. Foreign exchange fluctuations also increased revenues, primarily due to favorable changes in the Chinese Yuan, Korean Won, Euro, and Canadian Dollar.

Revenues also increased in the nine months ended September 30, 2021, primarily as a result of volume increases in all regions, led by the Americas segment, as a result of continued increased consumer demand, attributable in part to the negative impact of the COVID-19 pandemic on prior year wholesale and retail store revenues, particularly in the first part of the year. Higher ASP, primarily in the direct-to-consumer (“DTC”) channel in all segments as a result of increased pricing, fewer promotions, and favorable product mix, also contributed to higher revenues. Foreign exchange favorability to revenue was driven by the Euro, Korean Won, and Chinese Yuan.

Cost of sales. In the three months ended September 30, 2021, compared to the same period in 2020, cost of sales increased due to higher volume of $69.7 million, or 45.0%, primarily in our Americas segment, and foreign currency fluctuations, which increased cost of sales by $1.1 million, or 0.7%. These increases were slightly offset by lower average cost per unit on a constant currency basis (“AUC”) of $0.4 million, or 0.2%, which was driven by favorable channel mix and efficiencies in our U.S. distribution network, mitigated by higher freight costs associated with global supply chain disruptions, including container costs, port congestion, and Vietnam factory closures.

In the nine months ended September 30, 2021, compared to the same period in 2020, cost of sales increased primarily due to higher volume of $244.6 million, or 53.9%, and foreign currency fluctuations, which further increased cost of sales by $12.5 million, or 2.8%. These increases were partially offset by lower AUC of $32.1 million, or 7.1%, as a result of favorable product mix and increased efficiencies in our distribution and logistics network, moderated by higher freight costs associated with global supply chain disruptions, including the blockage in the Suez Canal, container costs, port congestion, and Vietnam Factory closures.

Gross profit. Gross margin increased in the three months ended September 30, 2021 to 63.9%, compared to 57.2% in the same period in 2020, driven by increased pricing and fewer promotions and discounts and favorable product mix, offset in part by higher freight costs associated with global logistics disruptions. Gross profit increased $193.0 million, or 93.4%, as a result of the combined impact of lower AUC and higher ASP, of $103.1 million, or 49.9%, higher volume of $88.1 million, or 42.6%, and favorable foreign currency changes of $1.8 million, or 0.9%.

Gross margin in the nine months ended September 30, 2021 was 60.7% compared to 53.5% in 2020, due to favorable channel and product mix, increased pricing, and fewer promotions and discounts. Gross profit increased $527.3 million, or 101.2%, as a result of higher volumes of $305.9 million, or 58.7%, the combined impact of lower AUC and higher ASP of $206.1 million, or 39.6%, and positive foreign currency changes of $15.3 million, or 2.9%.

Selling, general and administrative expenses. SG&A expenses increased $62.0 million, or 46.1%, in the three months ended September 30, 2021 compared to the same period in 2020. This was due in large part to an increased marketing investment to continue to fuel revenue growth of $26.2 million. Higher services costs including consulting associated with supply chain investments, legal expense, and variable costs associated with higher revenues contributed $12.6 million to the increase and higher facilities costs due to variable rent associated with higher revenues contributed $5.7 million to the increase. Further, higher salaries and wages and recruiting costs as a result of increased headcount and higher variable executive compensation was partially offset by a variable compensation adjustment driven by the timing of business performance in the prior year, for a net increase of $10.4 million. Information technology and other net costs also increased SG&A by $6.1 million.

SG&A as a percent of revenue improved to 30.4% in the nine months ended September 30, 2021 from 38.1% in the same period in 2020 as a result of strong sales growth and our continued efforts to leverage operating costs, while SG&A expenses increased $153.7 million, or 41.4%, during the nine months ended September 30, 2021 compared to the same period in 2020. This was driven both by higher compensation and related expense of $63.4 million as a result of increased employee headcount and higher variable and executive compensation, compounded by the prior year temporary and permanent elimination of certain roles in response to COVID-19, and by additional investments in marketing of $54.3 million, both of which support the growth of the business. Services costs, including consulting associated with supply chain investments, legal fees, and variable costs associated with higher sales, were up $24.0 million, facilities expense was up $16.3 million as a result of variable rent associated with higher sales, and information technology, depreciation, and other net costs were up by $12.7 million. These increases were offset in part by lower inventory donations of $8.8 million as a result of prior year COVID-19 donations to frontline healthcare workers and other organizations that did not recur at the same magnitude in the current year and decreases in bad debt expense of $8.2 million, mostly due to the prior year COVID-19 related impact on our distributors that did not recur in the current year, as well as collections on previously reserved bad debt expense.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended September 30, 2021, we recognized realized and unrealized net foreign currency gains of $0.5 million, compared to losses of $0.5 million during the three months ended September 30, 2020.

During the nine months ended September 30, 2021, we recognized realized and unrealized net foreign currency losses of $0.1 million, compared to losses of $1.4 million during the nine months ended September 30, 2020.

Income tax expense. During the three months ended September 30, 2021, income tax expense increased $36.1 million compared to the same period in 2020. The effective tax rate for the three months ended September 30, 2021 was 22.4% compared to an effective tax rate of 11.7% for the same period in 2020, a 10.7% increase. This increase in the effective rate was driven by tax expense recorded in profitable jurisdictions, partially offset by the utilization of deferred tax assets which were subject to a valuation allowance, and by operating losses in certain jurisdictions where we had determined that it is not more likely than not to realize the associated tax benefits. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to the release of valuation allowances, as well as differences in income tax rates between U.S. and foreign jurisdictions.

During the nine months ended September 30, 2021, income tax expense decreased $74.0 million compared to the same period in 2020. The effective tax rate for the nine months ended September 30, 2021 was -11.7% compared to an effective tax rate of 9.8% for the same period in 2020, a 21.5% decrease. This decrease in the effective rate was driven primarily by the release of valuation allowances. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to the release of valuation allowances, as well as differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2021	2020	2021	2020	Q3 2021-2020	YTD 2021-2020	Q3 2021-2020	YTD 2021-2020
	(in thousands)
Revenues:
Americas	$455,908	$234,047	$1,137,997	$553,355	94.8%	105.7%	94.5%	105.5%
Asia Pacific	83,645	67,704	293,071	226,736	23.5%	29.3%	21.2%	23.4%
EMEA	86,341	59,971	295,649	194,248	44.0%	52.2%	42.8%	45.5%
Total segment revenues	625,894	361,722	1,726,717	974,339	73.0%	77.2%	72.2%	74.3%
Unallocated corporate and other (3)	25	14	73	106	78.6%	(31.1)%	71.5%	(31.1)%
Total consolidated revenues	$625,919	$361,736	$1,726,790	$974,445	73.0%	77.2%	72.2%	74.3%

Income from operations:
Americas (2)	$232,832	$100,827	$541,680	$192,019	130.9%	182.1%	130.8%	182.0%
Asia Pacific (2)	16,361	10,688	70,492	29,881	53.1%	135.9%	49.9%	124.2%
EMEA (2)	27,007	16,063	100,439	55,894	68.1%	79.7%	66.7%	72.0%
Total segment income from operations	276,200	127,578	712,611	277,794	116.5%	156.5%	116.0%	153.6%
Unallocated corporate and other (2)(3)	(73,132)	(55,492)	(189,535)	(128,301)	(31.8)%	(47.7)%	(32.1)%	(48.3)%
Total consolidated income from operations	$203,068	$72,086	$523,076	$149,493	181.7%	249.9%	180.6%	244.0%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) In the first quarter of 2021, certain costs previously reported within ‘Other Businesses’ were shifted to the Americas, Asia Pacific, and EMEA segments. Additionally, any costs remaining in ‘Other Businesses,’ including depreciation and amortization, have been consolidated into ‘Unallocated corporate and other.’ In the second quarter of 2021, certain marketing expenses previously reported within ‘Unallocated corporate and other’ were shifted to the Americas, Asia Pacific, and EMEA segments. The previously reported amounts for income from operations for the three and nine months ended September 30, 2020 have been revised to conform to current period presentation. See the ‘Impacts of segment composition change’ and ‘Impacts of marketing expense allocations’ tables below for more information.
(3) Unallocated corporate and other includes corporate support and administrative functions, certain royalty income, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Impacts of segment composition change:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in thousands)
Impacts on income from operations:
Americas	$(6,334)	$(22,392)
Asia Pacific	(1,683)	(1,866)
EMEA	(140)	2,550
Total impact on segment income from operations	$(8,157)	$(21,708)

Unallocated corporate and other	$8,157	$21,708

Impacts of marketing expense allocations:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in thousands)
Impacts on income from operations:
Americas	$(2,734)	$(6,404)
Asia Pacific	(2,223)	(8,589)
EMEA	(550)	(1,408)
Total impact on segment income from operations	$(5,507)	$(16,401)

Unallocated corporate and other	$5,507	$16,401

The primary drivers of changes in revenues by operating segment were:

	Three Months Ended September 30, 2021 vs. 2020
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Americas	$129,979	55.5%	$91,236	39.0%	$646	0.3%	$221,861	94.8%
Asia Pacific	5,734	8.5%	8,635	12.7%	1,572	2.3%	15,941	23.5%
EMEA	22,118	36.9%	3,553	5.9%	699	1.2%	26,370	44.0%
Total segment revenues	$157,831	43.6%	$103,424	28.6%	$2,917	0.8%	$264,172	73.0%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

	Nine Months Ended September 30, 2021 vs. 2020
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Americas	$441,081	79.7%	$142,182	25.7%	$1,379	0.3%	$584,642	105.7%
Asia Pacific	25,655	11.3%	27,268	12.1%	13,412	5.9%	66,335	29.3%
EMEA	83,835	43.2%	4,540	2.3%	13,026	6.7%	101,401	52.2%
Total segment revenues	$550,571	56.4%	$173,990	17.8%	$27,817	2.9%	$752,378	77.2%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

Americas Operating Segment

Revenues. Americas revenues increased in the three months ended September 30, 2021, compared to the same period in 2020. Higher volume in both channels contributed to the majority of the increase. This was driven by continued increased consumer demand, which was due in part to negative impacts of the COVID-19 pandemic on prior year wholesale and retail store revenues, including traffic limitations in stores and reduced operating hours. Higher ASP in both channels, mostly from price increases and less promotions, as well as favorable product mix, also increased revenues. Favorable foreign currency fluctuations were driven by the Canadian Dollar.

The increase in Americas revenues in the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to higher volumes in both channels, which led to a 79.7% increase, as a result of continued increased consumer demand, partially due to the prior year impact of COVID-19 on our brick-and-mortar stores, which further increased the disparity between the two periods. Higher ASP also contributed to higher sales, mostly from higher pricing and fewer promotions, particularly in our DTC channel, and favorable product mix. Favorable foreign currency fluctuations were driven by the Canadian Dollar, offset in part by unfavorable changes in the Brazilian Real in the first part of the year.

Income from Operations. Income from operations for our Americas segment was $232.8 million for the three months ended September 30, 2021, an increase of $132.0 million, or 130.9%, compared to the same period in 2020. Gross profit increased $160.8 million, or 111.0%, as a result of the net impact of higher ASP and AUC, of $86.5 million, or 59.7%. This increase was due to favorable product mix, higher prices and less promotions, and efficiencies in our U.S. distribution network, mitigated by higher inbound freight costs associated with global supply chain disruptions. Higher volume of $74.1 million, or 51.2% and insignificant favorable currency changes also contributed to higher gross profit.

SG&A for our Americas segment increased $28.8 million, or 65.5%, during the three months ended September 30, 2021 compared to the same period in 2020. We continued to invest in marketing, which increased by $13.9 million compared to prior year to support revenue growth in the region. Additionally, compensation and other employee-related costs were higher by $7.2 million, due to increased employee headcount in 2021, compounded by the prior year temporary and permanent elimination of certain roles in response to COVID-19, facilities expense was higher by $4.2 million primarily as a result of variable rent associated with an increase in retail sales, and other net costs were higher by $3.5 million, mostly as a result of variable costs associated with higher DTC sales.

Income from operations for our Americas segment was $541.7 million for the nine months ended September 30, 2021, an increase of $349.7 million, or 182.1%, compared to the same period in 2020. Gross profit increased $410.6 million, or 129.3%, primarily due to volume increases of $252.2 million, or 79.4%, in both our wholesale and DTC channels, and higher ASP, supplemented by lower AUC, of $158.0 million, or 49.7%, as a result of favorable product mix, higher prices and less promotions, and increased efficiencies in our U.S. distribution network. Immaterial favorable foreign currency fluctuations also increased revenues.

SG&A for our Americas segment increased $61.0 million, or 48.6%, during the nine months ended September 30, 2021 compared to the same period in 2020, due to an investment in marketing of $32.1 million to support growth, higher compensation and other employee-related costs of $20.4 million primarily due increased headcount and the prior year temporary and permanent elimination of certain roles in response to COVID-19, and higher facilities costs of $11.2 million associated with variable rent driven by higher retail sales. Additionally, higher services costs of $5.2 million and other costs of $4.5 million resulted predominantly from variable costs associated with higher sales. These increases were offset by lower donations of inventory of $8.3 million as a result of prior year COVID-19 donations to frontline healthcare workers that did not recur in the current year and lower bad debt expense of $4.1 million as a result of the prior year impact of COVID-19 on our distributors and subsequent collections in the current year.

Asia Pacific Operating Segment

Revenues. Asia Pacific revenues increased in the three months ended September 30, 2021, compared to the same period in 2020, as a result of higher ASP in both our wholesale and DTC channels, driven by price increases, fewer promotions, and product mix, and higher volumes in our wholesale channel driven by the prior year COVID-19 impact on our distributor markets, which further increased the disparity between the two periods. Favorable foreign currency fluctuations, primarily in the Korean Won and Chinese Yuan, also increased revenues.

Revenues in our Asia Pacific segment increased in the nine months ended September 30, 2021, compared to the same period in 2020, as a result of volume increases in our wholesale channel driven by the prior year COVID-19 impact on our distributor markets and ASP increases in both channels, as a result of increased pricing and fewer promotions. Favorable foreign currency fluctuations in the Korean Won, Chinese Yuan, and Singapore Dollar also resulted in higher revenues.

Income from Operations. Income from operations for the Asia Pacific segment was $16.4 million for the three months ended September 30, 2021, an increase of $5.7 million, or 53.1%, compared to the same period in 2020. Gross profit increased by $15.2 million, or 41.0%, mostly from ASP growth, combined with AUC savings, of $11.5 million, or 31.1%, driven by increased pricing and less promotional activity, favorable product mix, and greater purchasing power from currency changes. Increases in sales volume of $2.4 million, or 6.3%, and favorable changes in foreign currency of $1.3 million, or 3.6%, led by the Korean Won and Chinese Yuan, also contributed to higher gross profit.

SG&A for our Asia Pacific segment increased $9.6 million, or 36.2%, during the three months ended September 30, 2021, compared to the same period in 2020, primarily due to an investment in marketing of $6.4 million and increases in facilities expense, compensation expense, and other net costs of $3.2 million.

Income from operations for the Asia Pacific segment was $70.5 million for the nine months ended September 30, 2021, an increase of $40.6 million, or 135.9%, compared to the same period in 2020. Gross profit increased by $55.0 million, or 46.1%, most significantly as a result of higher ASPs and lower AUCs, on a net basis, of $36.7 million, or 30.7%, resulting from price increases and less promotional activity, favorable product mix, and greater purchasing power from currency changes. Favorable currency impacts of $8.7 million, or 7.3%, and higher volumes of $9.6 million, or 8.1%, primarily in our wholesale channel, also increased gross profit.

SG&A for our Asia Pacific segment increased $14.4 million, or 16.1% in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to an investment in marketing of $11.8 million to support growth, an increase in facilities expense of $4.0 million associated with variable rent driven by higher retail sales, and an increase in compensation expense of $1.9 million. These increases were partially offset by lower bad debt expense of $2.7 million, primarily from net charges taken in the prior year in response to COVID-19, and prior year inventory donations to healthcare workers and other organizations of $1.4 million, neither of which recurred in 2021. There were decreases in other net costs of $0.8 million.

EMEA Operating Segment

Revenues. Revenues increased in our EMEA segment in the three months ended September 30, 2021, compared to the same period in 2020, driven mostly by increased sales volumes in our wholesale channel, which is both the result of higher demand for our products in the third quarter of 2021 and the prior year impact of the COVID-19 pandemic on our wholesale brick-and-mortar and distributor markets, which further increased the disparity between the two periods. Increased ASPs, driven by favorable product mix and price increases, and favorable foreign currency fluctuations in the Euro also contributed to higher revenues.

During the nine months ended September 30, 2021, EMEA revenues increased compared to the same period in 2020, primarily due to higher wholesale revenue volumes resulting from increased product demand and prior year COVID-19 impacts, which further increased the disparity between the two periods, and higher ASP resulting from price increases and less promotions in our DTC channel. Favorable foreign currency fluctuations in the Euro, partially offset by negative fluctuations in the Russian Ruble, also contributed to higher revenues.

Income from Operations. Income from operations for the EMEA segment was $27.0 million for the three months ended September 30, 2021, an increase of $10.9 million, or 68.1%, compared to the same period in 2020. Gross profit increased $15.7 million, or 52.6%, due mostly to higher volume of $10.3 million, or 34.5%. ASP growth and AUC savings together led to higher gross profit of $5.1 million, or 16.9%. This was driven by favorable purchasing power from currency changes, duties favorability, and favorable product mix, partially offset by higher freight costs from global supply chain challenges. Foreign currency changes, primarily in the Euro, were favorable, impacting gross profit by $0.3 million, or 1.2%.

SG&A for our EMEA segment increased $4.8 million, or 34.6%, during three months ended September 30, 2021, compared to the same period in 2020, primarily from increases in marketing investments to support growth of $3.4 million and other net cost increases, including compensation expense, of $1.4 million.

Income from operations for the EMEA segment was $100.4 million for the nine months ended September 30, 2021, an increase of $44.5 million, or 79.7%, compared to the same period in 2020. Gross profit increased $57.1 million, or 59.7%, due to higher sales volumes of $39.2 million, or 41.0%. Lower AUC and higher ASP resulted in a net impact on gross profit of $11.5 million, or 12.0%, as a result of favorable purchasing power, price increases, and fewer promotions, offset in part by higher freight costs from global supply chain challenges. Positive currency changes, primarily in the Euro, led to increases of $6.4 million, or 6.7%.

SG&A for our EMEA segment increased $12.6 million, or 31.6%, during the nine months ended September 30, 2021, compared to the same period in 2020. Additional investments in marketing to support growth of $9.4 million, higher compensation expense of $2.6 million, and higher facilities and other net costs of $1.9 million were offset in part by $1.3 million lower bad debt expense.

Unallocated Corporate and Other

During the three months ended September 30, 2021, total net costs within ‘Unallocated Corporate and Other’ increased $17.6 million, or 31.8%, compared to the same period in 2020, due to higher services costs including consulting associated with supply chain investments and legal expenses of $10.1 million and information technology investments of $4.0 million. Higher salaries expense as a result of increased headcount and higher variable executive compensation was mostly offset by a variable compensation adjustment driven by the timing of business performance in the prior year, for a net increase of $0.6 million. Higher marketing and other net costs contributed $2.9 million to the increase.

During the nine months ended September 30, 2021, total net costs within ‘Unallocated Corporate and Other’ increased $61.2 million, or 47.7%, compared to the same period in 2020, primarily driven by an increase in compensation expense of $36.5 million due to increased employee headcount and higher variable and executive compensation, higher services costs for consulting associated with supply chain investments and legal expenses of $18.1 million, and higher information technology investments of $8.5 million. These increases were offset in part by lower other net costs of $1.9 million.

Store Locations and Digital Sales Percentage

The tables below illustrate the overall change in the number of our company-operated retail locations by reportable operating segment for the three and nine months ended September 30, 2021:

	June 30, 2021	Opened	Closed	September 30, 2021
Company-operated retail locations:
Americas	164	—	—	164
Asia Pacific	142	12	—	154
EMEA	46	—	—	46
Total	352	12	—	364

	December 31, 2020	Opened	Closed	September 30, 2021
Operating segment:
Americas	165	—	1	164
Asia Pacific	137	19	2	154
EMEA	49	—	3	46
Total	351	19	6	364

Digital sales, which includes sales through our company-owned websites, third party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Digital sales as a percent of total revenues:
Americas	32.8%	30.8%	31.2%	38.9%
Asia Pacific	38.1%	42.3%	37.1%	39.0%
EMEA	56.9%	59.8%	50.1%	53.5%
Global	36.8%	37.7%	35.5%	41.8%

The 2020 digital sales percentages were impacted to some extent by the COVID-19 pandemic, which increased digital penetration when brick-and-mortar stores were closed during such time-frame. Nonetheless, we expect digital sales to continue to increase going forward.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of September 30, 2021 was:

September 30, 2021
(in thousands)
Cash and cash equivalents	$436,601
Available borrowings	499,725

As of September 30, 2021, we had $436.6 million in cash and cash equivalents and up to $499.7 million of remaining borrowing availability under our Facility (as defined below). We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months. We also intend to be opportunistic with respect to our capital structure and our capital returns. Additionally, in March 2021, we completed the issuance and sale of $350.0 million aggregate principal amount of 2029 Notes (as defined below), and in August 2021, we completed the issuance and sale of $350.0 million aggregate principal amount of 2031 Notes (as defined below). A portion of the net proceeds from the 2029 notes were used to repay the then-outstanding balance of $115.0 million under our Facility and the remainder of the net proceeds from the Notes (as defined below) has and will be used for share repurchases and general corporate purposes, which may include, among other things, working capital expenditures and repayment of debt. See “Senior Notes Issuance” below for more information. Further, in third quarter 2021, the Board approved a $1,000.0 million increase to our share repurchase authorization. As of September 30, 2021, we had remaining authorization to repurchase approximately $1,550.0 million of our common stock, subject to restrictions under our Notes and Credit Agreement (as defined below).

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

All of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. As of September 30, 2021, we held $112.3 million of our total $436.6 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. The repatriation of the $112.3 million, held in international locations is not limited by local regulations.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00, and a maximum leverage ratio of (i) 3.50 to 1.00 from the quarter ended December 31, 2020 to the quarter ended December 31, 2021, and (ii) 3.25 to 1.00 from the quarter ended March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2021, we were in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2021, the total commitments available from the lenders under the Facility were $500.0 million. At September 30, 2021, we had no outstanding borrowings and $0.3 million in outstanding letters of credit under the Facility, which reduces amounts available for borrowing under the Facility. As of September 30, 2021 and December 31, 2020, we had $499.7 million and $319.4 million, respectively, of available borrowing capacity under the Facility.

Senior Notes Issuance

On March 12, 2021, the Company completed the issuance and sale of $350.0 million aggregate principal amount of 4.250% Senior Notes due March 15, 2029 (the “2029 Notes”), pursuant to the indenture related thereto (“the March Indenture”). Additionally, on August 10, 2021, the Company completed the issuance and sale of $350.0 million aggregate principal amount of 4.125% Senior Notes due August 15, 2031 (the “2031 Notes”), pursuant to the indenture related thereto (“the August Indenture” and, together with the March Indenture, the “Indentures”). Interest on each of the 2029 Notes and the 2031 Notes (collectively, the “Notes”) is payable semi-annually.

The Company will have the option to redeem all or any portion of the 2029 Notes, at once or over time, at any time on or after March 15, 2024, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company will also have the option to redeem some or all of the 2029 Notes at any time before March 15, 2024 at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before March 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2029 Notes at a redemption price of 104.250% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

The Company will have the option to redeem all or any portion of the 2031 Notes, at once or over time, at any time on or after August 15, 2026, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably on an annual basis to par and accrued and unpaid interest, if any, to, but excluding, the date of redemption. The Company will also have the option to redeem some or all of the 2031 Notes at any time before August 15, 2026 at a redemption price of 100% of the principal amount to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, at any time before August 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2031 Notes at a redemption price of 104.125% of the principal amount with the proceeds from certain equity issuances, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2021, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$355,165	$158,640	$196,525	123.9%
Cash used in investing activities	(35,767)	(32,927)	(2,840)	(8.6)%
Cash used in financing activities	(13,020)	(110,951)	97,931	88.3%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,907)	130	(4,037)	(3,105.4)%
Net change in cash, cash equivalents, and restricted cash	$302,471	$14,892	$287,579	1,931.1%

Operating Activities. Cash provided by operating activities consists of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities increased $196.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by higher net income, adjusted for non-cash items, of $264.5 million and by net decreases in operating assets and liabilities of $68.0 million.

Investing Activities. There was a $2.8 million increase in cash used in investing activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase is primarily due to an increase in the purchases of property, equipment, and software, related to the expansion of our distribution centers.

Financing Activities. Cash used in financing activities decreased by $97.9 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The overall decrease was primarily due to an increase of $700.0 million in proceeds from the Notes issuances. This was offset by increases in repurchases of our common stock and repurchases of common stock for tax withholding of $460.8 million and $16.2 million, respectively, a $110.0 million increase in repayments, net of borrowings, on our Facility, an increase in deferred debt issuance costs, which were associated with the Notes, of $14.0 million, and an increase of cash used in other financing activities of $1.1 million.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, other than (i) borrowings and repayments on the Facility and the issuances of the Notes, as described above; and (ii) in the nine months ended September 30, 2021, we signed contracts to further expand our U.S. distribution center, resulting in (a) future lease payments of approximately $39 million through 2032, as described in Note 5 — Leases in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q, and (b) other contractual commitments of approximately $43 million through 2022.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2021, other than certain purchase commitments, which are described in Note 14 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

As of September 30, 2021, we had long-term borrowings with a face value of $700.0 million, comprised of the Notes, which carry a fixed rate, and $0.3 million in outstanding letters of credit under our Facility. As of December 31, 2020, we had $180.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under our Facility.

A hypothetical increase of 1% in the interest rate on the Facility borrowings would have increased interest expense by less than $0.1 million and $0.6 million for the three and nine months ended September 30, 2021, respectively.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues during the three and nine months ended September 30, 2021 by $1.9 million and $6.4 million, respectively. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

We may enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of September 30, 2021, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $166.3 million. The net fair value of these contracts at September 30, 2021 was an asset of $0.3 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of September 30, 2021, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $0.4 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 16 — Legal Proceedings in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

You should carefully consider the factors discussed in Part I - Item 1A. Risk Factors in our Annual Report, which could materially affect our business, financial condition, cash flows, or future results. Except as set forth below, there have been no material changes in our risk factors included in our Annual Report.

Supply chain disruptions could interrupt product manufacturing and increase product costs.

We rely on third-party manufacturers outside of the U.S. to produce our products. Global industry-wide logistics challenges have continued to negatively impact us during the three months ended September 30, 2021, during which some of our third-party factories in Vietnam were closed for several weeks due to COVID-19 outbreaks. Most of our third-party factories in Vietnam resumed operations in the third quarter but they remain in various stages of reopening. Closures and factory disruptions may recur if additional COVID-19 break-outs occur in Vietnam or other countries where we rely on third-party manufacturers to produce our products.

We also rely on international shipping to transport our products to their various geographic markets. During the three months ended September 30, 2021, international shipping to the U.S. was disrupted and delayed due to congestion in west coast ports. Delays in shipping may cause us to have to use more expensive air freight or other more costly methods to ship our products. In addition, global inflation has contributed to already higher incremental freight costs. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, including wholesales, and diminished brand loyalty.

Despite our actions to mitigate these impacts, we expect to still be impacted by global logistics challenges in the remainder of 2021 and into 2022. Specifically, we plan to invest approximately $75 million in air freight in 2022 to bolster our inventory positions for the first half of 2022 in all regions. Additionally, we expect EMEA revenue growth in the fourth quarter of 2021 will be disproportionately impacted by the Vietnam supply disruption, as much of the region’s inventory is sourced there.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2021	107,800	$132.65	107,800	$685,699,889
August 1 - 31, 2021	605,000	142.38	605,000	599,558,051
September 1 - 30, 2021	342,294	144.78	342,294	1,550,000,098
Total	1,055,094	$142.17	1,055,094	$1,550,000,098
(1) On February 20, 2018, the Board approved and authorized a program to repurchase up to $500.0 million of our common stock. On May 5, 2019, the Board approved an increase to the repurchase authorization of up to an additional $500.0 million of our common stock. On April 23, 2021, the Board approved a $712.2 million increase to our share repurchase authorization. Additionally, on September 23, 2021, the Board approved an increase of $1.0 billion to our share repurchase authorization. Note, the table above does not include the September 2021 accelerated share repurchase, which will settle during the fourth quarter of 2021. As of September 30, 2021, approximately $1.6 billion remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

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

4.2
Indenture (including Form of Global 4.125% Senior Notes due 2031), dated August 10, 2021, by and among Crocs, Inc. the Guarantors party thereto from time to time and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on August 10, 2021).

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

CROCS, INC.

Date: October 21, 2021	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer