Form 10-K
period 2021-12-31
Crocs, Inc.
filed 2022-02-16
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $4.6 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.
The number of shares of the registrant’s common stock, par value $0.001 per shares, outstanding as of February 9, 2022 was 58,353,973.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

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
•our expectations regarding supply chain disruptions and related cost increases;
•our belief that we have sufficient liquidity to fund our business operations during the next twelve months;
•our expectations about the impact of our strategic plans;
•the anticipated consummation of the HEYDUDE Acquisition (as defined herein) and the timing and benefits thereof; and
•our intent to achieve various Environmental, Social, and Governance initiatives.

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

Risks Factors Summary

Our business is subject to a number of risks and uncertainties, including those described in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•    our substantial dependence on the value of our brand and our failure to strengthen and preserve this value;
•    the significant competition that we face;
•    introducing new products, which may be difficult and expensive;
•    our failure to adequately protect our trademarks and other intellectual property rights and counterfeiting of our brand;
•    our failure to continue to obtain or maintain high-quality endorsers of our products;
•    our reliance on technical innovation to compete in the market for our products;
•    the COVID-19 pandemic;
•    supply chain disruptions, which could interrupt product manufacturing and global logistics and increase product costs;
•    our dependence on third-party manufacturers located outside of the U.S.;
•    our dependence on the global supply chain and impacts of supply chain constraints and inflationary pressure;
•    our inability to accurately forecast consumer demand;
•    our third-party manufacturing operations, which must comply with labor, trade, and other laws;
•    our dependence on a number of suppliers for key production materials, and any disruption in the supply of such materials;
i

•    changes in foreign exchange rates, most significantly but not limited to the Euro, South Korean Won, and Chinese Yuan, or other global currencies;
•    the fact that we conduct significant business activity outside the U.S., which exposes us to risks of international commerce;
•    changes in global economic conditions, which may adversely affect consumer spending and the financial health of our customers and others with whom we do business;
•    our inability to successfully execute our long-term growth strategy, maintain or grow our current revenue and profit levels, or accurately forecast demand and supply for our products;
•    our significant reliance on the use of information technology;
•    our online e-commerce sites, or those of our customers, not functioning effectively;
•    the dependence of our financial success in part on the strength of our relationships with, and the success of, our wholesale and distributor customers;
•    the substantial fixed costs we incur with respect to company-operated retail stores;
•    if substantial investments in businesses and operations fail to produce expected returns;
•    our dependence on employees across the globe;
•    periodic litigation, which could result in unexpected expenditures of time and resources;
•    global climate change, including extreme weather conditions, natural disasters, public health issues, or other events outside of our control, as well as related regulations;
•    the provisions in our restated certificate of incorporation, amended and restated bylaws, and Delaware law that could discourage a third-party from acquiring us;
•    the significant operating and financial restrictions that our Revolving Credit Agreement (as defined herein) and the Indentures (as defined herein) each impose, and those that we expect the Term Loan B Credit Agreement (as defined herein) will impose, on us and certain of our subsidiaries, which may prevent us from capitalizing on business opportunities;
•    changes in the method for determining LIBOR (as defined herein) and/or the replacement of LIBOR;
•    our indebtedness as well as the ability to meet payment obligations under our Revolving Credit Agreement and the Notes (as defined herein);
•    our ability to incur substantially more debt;
•    that we may be required to record impairments of long-lived assets or incur other charges relating to our company-operated retail operations;
•    the fluctuations to which our quarterly revenues and operating results are subject;
•    the risks of maintaining significant cash abroad;
•    changes in tax laws and unanticipated tax liabilities and adverse outcomes from tax audits or tax litigation;
•    our failure to meet analyst and investor expectations;
•    our ability to realize the benefits from the HEYDUDE Acquisition being substantially dependent on our ability to continue to grow HEYDUDE;
•    the announcement and pendency of the HEYDUDE Acquisition;
•    the failure to complete the HEYDUDE Acquisition in a timely manner or at all;
•    the incurrence by us of substantial indebtedness in connection with the financing of the HEYDUDE Acquisition; and
•    the transaction fees and costs that we will incur in connection with the HEYDUDE Acquisition.
ii

Crocs, Inc.
Table of Contents to the Annual Report on Form 10-K
For the Year Ended December 31, 2021

PART I

ITEM 1. Business

The Company

Crocs, Inc. and our consolidated subsidiaries (collectively, the “Company,” “Crocs,” “we,” “us,” or “our”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for women, men, and children. We strive to be the world leader in innovative casual footwear, combining comfort and style with a value that consumers want. The vast majority of shoes within our collection contain Croslite™ material, a proprietary, molded footwear technology, delivering extraordinary comfort with each step.

We run our business across three geographic regions: the Americas, Asia Pacific, and Europe, Middle East, and Africa (“EMEA”), which are discussed in more detail in “Business Segments and Geographic Information” below. Within these regions, we prioritize five core markets where we believe the greatest opportunities for growth exist: (i) China, (ii) Japan, (iii) South Korea, (iv) the U.S., and (v) Western Europe.

Our Vision

Our brand philosophy has our consumer at its heart. As a global brand “of the people, for the people,” we have successfully created a brand with a broad democratic appeal and accessible price points that is aligned with global megatrends such as casualization and personalization. Our brand philosophy and vision has been an important driver of our results and we believe will continue to be important as we realize the full potential of our brand. To that end, in 2021, we continued our message of “Come As You Are” in all regions and channels.

Our growth framework is driven by four strategic areas of focus: (i) growing digital sales, (ii) gaining market share in sandals, (iii) growth opportunities in Asia, and (iv) ongoing product and marketing innovation.

Growing Digital Sales

Digital sales include sales directly to consumers through our company-owned websites, third-party marketplaces, and wholesale sales to our global e-tailers. Our digital sales in 2021 were 36.7% of revenues, compared to 41.5% of revenues in 2020, which was higher than 2021 partially as a result of consumer migration to online shopping during the COVID-19 pandemic, and 31.1% of revenues in 2019. We plan to grow our percentage of digital sales by elevating our consumer experience, personalizing the consumer journey, and investing in capabilities to grow consumer lifetime value. We believe our digital connection with our consumers will allow us to remain nimble and maximize the full potential of the Crocs brand, while staying focused on the online channels in which our consumers are increasingly shopping.

Gaining Sandals Market Share

Sandals have long been a focus of the Company, as a large and accessible growth avenue for the brand. While we have increased sales of sandals in recent years, we believe there is an opportunity for additional growth. We discuss sandals in more depth under “Innovation in Products” below.

Growth Opportunities in Asia

As a brand with a well-established global footprint, we believe we have a long-term sales growth opportunity in the Asia Pacific segment. Our five core markets include three markets in Asia: China, Japan, and South Korea. China, in particular, which is the second largest footwear market in the world and represented about 20% of global footwear sales in 2020, is a key focus for us. Our strategy for China growth focuses on penetrating the digital channel, investing in an ‘always on’ marketing playbook to drive brand awareness and relevance, driving store growth and increased productivity within our mono-branded partner portfolio, and opening and operating a focused set of stores within major cities and in key outlet centers.

Innovation in Products and Marketing

Products

Since we first introduced a single-style clog in six colors in 2002, we have grown to be a world leader of innovative, casual footwear for women, men, and children. Recognized globally for our unmistakable iconic clog silhouette, we have taken the successful formula of a simple design aesthetic, paired it with modern comfort, and expanded into a wide variety of casual footwear products including sandals—wedges, flips, and slides—that meet the needs of the whole family. Our mission of “everyone comfortable in their own shoes” continued in 2021 as we continued to bring to our consumers new silhouettes, compelling collaborations, trend-right colors and graphics, Crocs socks, and increased personalization through our Jibbitz™ charms accessories.

We offer a broad portfolio of all-season products, while remaining true to our core molded footwear heritage. The vast majority of Crocs™ shoes feature Croslite™ material, a proprietary, revolutionary technology that gives each pair of shoes the soft, comfortable, lightweight, non-marking, and odor-resistant qualities that our fans know and love. We also use Croslite™ material formulations in connection with material technologies used in our visible comfort collections, such as our LiteRide™ products. LiteRide™ features comfort-focused, proprietary foam insoles which are soft, lightweight, and resilient.

At the heart of our brand’s DNA are our clogs, sandals, and Jibbitz™ charms — key product pillars that we believe will drive the majority of our long-term growth.

Clogs

The Classic Clog, our most iconic style for adults and children, embodies our innovation in molding, simplicity of design, and all-day comfort. The clog product silhouette is comfortable, versatile, and accessible. It provides a blank canvas for self-expression, while naturally lending itself to innovation, including the silhouette’s expansion into height, sport, adventure, and enhanced visible comfort technologies. Our product innovation and marketing over the past several years has driven clog relevance, which in turn has created brand relevance to consumers and led to increased sales. On-trend color and prints create highly compelling newness, allowing us to highlight the latest trends in our seasonal launches. Additionally, we have made our clog a year-round silhouette via innovations such as fuzz, used in our lined footwear collection.

We anticipate the clog market will continue to expand as many new brands enter the category in the luxury, sports, and fashion spaces, and that we will continue to increase our consumer base through product design and marketing activations. We intend to continue to drive future clog growth and relevance around the world.

Sandals

We believe sandals are a natural extension of our brand, leveraging our signature molding technology to provide casual, comfortable footwear for a variety of wearing occasions. The sandals silhouette category allows us to access new consumers and broader wearing occasions as well as convert our existing clog consumers. The current sandals market is fragmented with no single dominant player, which we believe offers us the opportunity to expand. Unlike clogs where our focus is on driving relevance, with sandals, our focus is on and opportunity lies with driving awareness and consideration.

Our expectation for the potential future growth of sandals is driven by several factors. First, clog relevance with consumers has converted to interest in sandals. Our recent brand metric studies show high levels of sandal consideration from consumers, matching clog consideration in many markets. This has been driven through marketing investments which have focused advertising campaigns and collaborations on the sandal silhouette and sandal product design that incorporates personalization. Additionally, while sandals are more seasonal than clogs, they still represent a year-round opportunity, particularly in the digital channel and our warmer markets.

Personalization

Personalization has been part of our culture since the very first pair of Crocs was created. Jibbitz™ charms enhance the consumer experience by providing an outlet for customization and self-expression, driving overall consumer engagement and retention, and heightening our message of “Come As You Are™” in all channels and regions. Personalization is a unique selling proposition and is an important part of our brand. Jibbitz™ drive high levels of engagement and purchase frequency. We intend to continue to position personalization at the heart of our brand experience, and expect it will continue to be a strong driver of sales in both the clog and sandal categories.

Our products also meet the needs of the entire family. We enjoy licensing partnerships with Disney, including Marvel and Lucasfilm, Warner Bros., Nintendo, and Nickelodeon, among others, which allow us to bring popular global franchises and characters to life on our product in a fun, exciting way.

Marketing

We concentrate our marketing efforts on our five core markets to increase customer awareness of both our brand and our full product range. Each season, we focus on presenting a compelling brand story and experience for our new product introductions as well as our on-going core products. We employ social and digital marketing centered on showcasing our clog and sandal silhouettes and our Jibbitz™ charms. We are growing our clog silhouette with new colors, graphics, licensed images, embellishments, and accessories, such as Jibbitz™ charms, that allow for personalization. We continue to invest in globally integrated advertising campaigns, as well as designer, celebrity and influencer, and brand partnerships, ranging from popular artists like Justin Bieber to a wide range of well-known brands such as Balenciaga and Hidden Valley Ranch. Innovation is not only core to our brand values; it is at the forefront of how we drive consumer acquisition and engagement. We strive to listen and respond quickly to our fans to give them new and innovative reasons to continue to choose Crocs. See Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information on total marketing costs for the year.

HEYDUDE Acquisition

On December 22, 2021, we entered into a definitive agreement to acquire the HEYDUDE brand (the “HEYDUDE Acquisition”), a privately-owned casual footwear brand, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”).

The HEYDUDE Acquisition will further diversify our product portfolio under two brands. The HEYDUDE brand provides an ultra-light and comfortable casual footwear product that aligns with our vision. The Securities Purchase Agreement provides that we will purchase all of the issued and outstanding equity securities of HEYDUDE for a purchase price of $2.05 billion in cash (the “Cash Consideration”) and 2,852,280 in Crocs shares to be issued to one of the sellers (the “Equity Consideration Shares”). The Equity Consideration Shares will be subject to a lock-up period beginning on the closing date (the “Closing Date”) of the HEYDUDE Acquisition and continuing to, and including, the date that is 12 months after the Closing Date, provided that (a) on the date that is six months after the Closing Date, 50% of the Equity Consideration Shares will be released from the lock-up, and (b) on the date that is twelve months after the Closing Date, the remaining 50% of the Equity Consideration Shares will be released from the lock-up. The Cash Consideration is subject to adjustment based on, among other things, the cash, indebtedness, transaction expenses, and working capital of HEYDUDE as of the closing of the HEYDUDE Acquisition. We expect to finance the Cash Consideration by entering into the $2.0 billion Term Loan B Facility (as defined herein) and borrowing $50.0 million under the Revolving Facility (as defined herein).

The HEYDUDE Acquisition is expected to close in February 2022, subject to customary closing conditions.

The foregoing description of the Securities Purchase Agreement and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Securities Purchase Agreement, a copy of which is attached as Exhibit 2.1 to our Current Report on Form 8-K, filed on December 23, 2021.

Environmental, Social, and Governance (“ESG”) Initiatives

As one of the world’s largest footwear companies, we strive to make a positive impact on the global footwear industry and our planet by committing to transparent, socially conscious, and sustainable business practices. All information in the below ESG discussion pertains to the Crocs brand as of December 31, 2021.

Through our established ESG Program, we intend to continuously advance our sustainable business practices with the goal of consistently delivering products that exceed customer and consumer expectations. We believe the progress of our ESG efforts is best served by disclosing goals and relevant metrics, and, to this end, we have aligned our program with the United Nations Sustainable Development Goals (“SDGs”) and the Sustainability Accounting Standards Board (“SASB”) framework for reporting and disclosure guidance in order to share our ESG progress. Our ESG initiatives complement our “Green Comes in Every Color” campaign, which is focused on providing Comfort Without Carbon, Comfort for our Communities, and Comfort for all People.

Additional information related to our ESG initiatives and achievements will be published in our fiscal year 2021 ESG Report in the first half of 2022, which will be available on the Investor Relations section of our website located at www.crocs.com. The content provided in our ESG Report or accessible through our website is not incorporated by reference as part of this Annual Report on Form 10-K.

Environmental

We are committed to reducing our impact on the environment by focusing on sustainability initiatives in our operations and throughout our supply chain and product lifecycle.

In 2021, we established our ambition of becoming a Net Zero brand by 2030. We also identified four areas of focus for our sustainability strategy: (i) transitioning to more sustainable product ingredients; (ii) responsible resource use; (iii) implementing more environmentally friendly packaging; and (iv) exploring sustainable solutions for product end of life.

Our transition to more sustainable ingredients was highlighted by our announcement of production on our “shoe of the future” powered by a new bio-based Croslite. This more sustainable Croslite incorporates Dow’s new ECOLIBRIUMTM Technology that transforms sustainably-sourced waste and by-products from other industries into a shoe that has all the comfort you expect from Crocs but with a lower environmental impact than other materials. During 2021, we also eliminated leather from our product line to become a 100% vegan brand.

To keep shoes on feet and out of landfills, we donated thousands of unsold Crocs to those in need around the world. We also announced our partnership with ThredUP to give previously used items a second life and help create a more comfortable world.

We remain a member of the Sustainable Apparel Coalition to ensure our efforts are aligned with industry guidance and best practices. We also continue to leverage the Higg Index suite of tools for baselining and establishing goals across emissions, energy and water use, and waste reduction/disposal for both our internal brand activities as well as our factory partners. We continue working to align with Science-Based Targets for the purpose of developing meaningful GHG emissions reduction goals that support the prevention of climate change.

Social

Human Capital

At Crocs, our vision to make “everyone comfortable in their own shoes” starts with our people. As of December 31, 2021, we employed approximately 5,770 employees in the Americas, EMEA, and Asia Pacific. This includes approximately 3,300 employees in our retail stores, 1,400 employees at our corporate/regional offices, and 1,000 employees at our distribution centers.

We are committed to the health and safety of our employees and customers. In response to COVID-19, our corporate offices, retail stores, and distribution centers have maintained various elevated safety protocols, in accordance with local guidelines and regulations. To support our workforce, we also implemented a supplemental sick policy in 2020 for our U.S. workforce with additional hours available for paid time off related to COVID-19, which we continued for 2021 and 2022.

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

We are proud of our culture of inclusion, which encompasses regular employee listening, employee-led inclusivity councils, and diversity at all levels. Crocs strives to create a culture of inclusion while creating a comfortable workplace through progressive people-practices where employees can freely contribute equally regardless of gender, age, race, ethnicity, national origin, disability, religion, immigration status, or sexual orientation, gender identity or expressions. Our Code of Ethics codifies these values. Crocs is also a premier partner of the UN Foundation’s #EqualEverywhere: Champions for Change Campaign promoting their global push for gender equality.

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

We continue to emphasize employee development and training. We have established a culture of learning and development, with robust training at all levels on a wide range of topics from Cultivating a Sense of Belonging, Thriving through Adversity (for instance, during the COVID-19 pandemic), Guiding Dynamic Decision Making, and Facilitating Team Communication.

Crocs is committed to providing an employee value proposition that is compelling, market-competitive, and performance-based. Our compensation programs, practices, and policies reflect our commitment. We aim to generally position total direct compensation within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent, and have taken aggressive steps to advance hourly wages for our workforce across the globe, including increasing our hourly workers’ average wage above $15 per hour in the U.S. and Puerto Rico as of December 31, 2021. Additionally, all full- and part-time employees based in North America are eligible for sick leave accrual based on hours worked, and we follow all applicable illness and leave requirements globally.

Our regular employee engagement surveys reflect a highly engaged global workforce, with, among others, high scores returned by employees recommending “Crocs as a great place to work” and saying “it is easy for people with diverse backgrounds to be accepted.”

Social Capital

At Crocs, we strive to ensure our products are sourced, produced, and delivered to our customers in a manner that upholds international labor and human rights standards. To this end, we have implemented measures to ensure our supply chain complies with these standards, including utilizing internal and external parties to conduct both scheduled and unannounced social compliance reviews. We also maintain a factory Social Compliance Code of Conduct and a certification process – our contracted factories and direct suppliers sign an annual Statement of Compliance, verifying that their operations are in compliance with all local laws and customs regarding hiring practices, wages, and working conditions, as well as our Code of Conduct. We recently joined the Fair Labor Association in an effort to provide further resources and transparency for protecting worker rights throughout our supply chain.

We also monitor chemicals and substances in our supply chain for compliance with legal and regulatory requirements consistent with our Restricted Substances Policy and expect our contracted factories and suppliers to take a proactive stance in eliminating any hazardous chemicals or substances in the manufacture of Crocs products. We recently joined the Apparel & Footwear International RSL Management Working Group to help reduce the use and impact of harmful substances in our supply chain.

Community

Giving back to the community is extremely important to us. Through our global “Crocs Cares” program, we focus on providing shoes, funds, and employee time to address timely human needs, to support social inclusion and equality, and to enable our employees to collaborate and give back within their local communities. In the past two years alone, we have donated over one million pairs of shoes, including our donation in 2020 of over 860,000 pairs of shoes to frontline healthcare workers and other organizations around the world as part of our “A Free Pair for Healthcare” program and additional donations in 2021 of 150,000 pairs of shoes across multiple organizations. Additionally, thanks to the generosity of our consumers in 2021, we also raised nearly $2.5 million for Feeding America, enabling over 25 million meals for those in need.

Governance

At Crocs, we have strong corporate governance mechanisms in place, along with robust internal controls over our financial reporting framework. We also have Enterprise Risk Management and Ethics & Compliance program frameworks, with regular updates provided to our Board and its committees. For our ESG efforts, Crocs has established an ESG/sustainability management and oversight framework under the direction of our Executive Vice President, Chief Legal and Risk Officer. The Governance and Nominating Committee of our Board, comprised of three independent directors, oversees our ESG efforts and receives quarterly updates on the progress of our ESG program.

Our commitment to diversity and inclusion is reflected in our Board, consisting of 38% female representation and 13% racial/ethnic minority representation as of December 31, 2021.

We also continue to conduct annual in-person and online compliance training for all corporate employees as well as retail and distribution center management and maintain a global ethics hotline, which is administered by our Legal department.

Distribution Channels

The broad appeal of our footwear has allowed us to market our products in more than 85 countries through two distribution channels: wholesale and direct-to-consumer (“DTC”). Our wholesale channel includes domestic and international multi-brand retailers, mono-branded partner stores, e-tailers, and distributors; our DTC channel includes retail, in which we sell through company-operated stores, and e-commerce, in which we sell through company-operated e-commerce sites and third-party marketplaces.

Wholesale Channel

During the years ended December 31, 2021, 2020, and 2019, 50.8%, 50.0%, and 53.3% of revenues, respectively, were derived through our wholesale channel. Our wholesale channel includes domestic and international, multi-brand, brick-and-mortar retailers, e-tailers, and distributors in certain countries, including partner store operators. Brick-and-mortar customers typically include family footwear retailers, national and regional retail chains, sporting goods stores, and independent footwear retailers.

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

No single wholesale customer accounted for 10% or more of our total revenues for any of the years ended December 31, 2021, 2020, and 2019.

Direct-to-Consumer Channel

During the years ended December 31, 2021, 2020, and 2019, 49.2%, 50.0%, and 46.7%, respectively, of our revenues were derived through our DTC channel.

Retail

During 2020, as a result of the COVID-19 pandemic, our global retail stores were closed for a portion of the year. However, the vast majority of our stores were open throughout 2021. We operate our retail channel through three platforms: company-operated full-price retail stores, outlet stores, and kiosks/store-in-store locations. With the continued worldwide consumer shift toward e-commerce, we are carefully managing our retail fleet, especially full-priced retail stores. As of December 31, 2021, we had 373 company-operated stores. See Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for information on store locations by platform.

Our company-operated full-price retail stores allow us to effectively showcase the full extent of our product range to consumers and provide us with the opportunity to interact with those consumers directly. As of December 31, 2021, we had 107 full-price retail stores.

Our company-operated outlet stores allow us to sell discontinued and overstocked merchandise directly to consumers at discounted prices. We also sell full-priced products in certain of our outlet stores as well as built-for-outlet products. As of December 31, 2021, we had 193 outlet stores.

Our company-operated kiosks and store-in-store locations allow us to market specific product lines, with flexibility to tailor products to consumer preferences in shopping malls and other high foot-traffic areas. With efficient use of retail space and limited fixed cost and capital investment we believe kiosks and store-in-store locations can be effective vehicles for selling our products in certain geographic areas. As of December 31, 2021, we had 73 kiosks and store-in-store locations.

The following table illustrates the net change during 2021 in the number of our company-operated retail stores by reportable operating segment and country:

	December 31, 2020	Opened	Closed	December 31, 2021
Americas
United States	154	9	1	162
Canada	8	—	—	8
Puerto Rico	3	—	—	3
Total Americas	165	9	1	173
Asia Pacific
Korea	90	3	4	89
China	18	19	3	34
Japan	12	1	—	13
Singapore	17	—	—	17
Total Asia Pacific	137	23	7	153
EMEA
Russia	26	1	1	26
Germany	14	—	—	14
France	4	—	2	2
Austria	3	—	—	3
The Netherlands	2	—	—	2
Total EMEA	49	1	3	47
Total	351	33	11	373

E-commerce

As of December 31, 2021, we offered our products through 14 company-operated e-commerce sites worldwide and also on third-party marketplaces. Our e-commerce presence facilitates a greater connection with our consumers and provides us with an opportunity to educate them about our products and brand. We continue to leverage increasingly sophisticated digital marketing activities to enhance the consumer experience and drive sales, thereby benefiting from the continued migration of consumers to online shopping.

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

Raw Materials

Croslite™, our proprietary closed-cell resin brand, incorporates the primary material formulations used in the vast majority of our footwear and some of our accessories. Our Croslite™ materials are formulated to create soft, comfortable, lightweight, non-marking, and odor-resistant footwear. We continue to invest in research and development to refine our materials to enhance these properties, develop new properties for specific applications, as well as reduce our environmental impact through various ESG initiatives described in the previous section.

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

Some of the products we offer are constructed using textile fabrics or other material formulations, such as those we brand LiteRide™. These materials are obtained from a number of third-party sources, and we believe these materials are also broadly available.

Sourcing, Distribution, and Logistics

Our sourcing strategy is to maintain a flexible, globally-diversified, cost-efficient third-party manufacturing base. We source our inventory production from multiple third-party manufacturers, primarily in Vietnam and China. In response to production delays in 2021 associated with the COVID-19 pandemic, particularly in Vietnam, we have further diversified our manufacturers. These delays are further described in the risk factor under “Risks Related to Our Supply Chain — Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs” included in Item 1A. Risk Factors of this Annual Report on Form 10-K.

During the years ended December 31, 2021, 2020, and 2019, approximately 56%, 75%, and 61%, respectively, of our production was in Vietnam, while our largest third-party manufacturer, operating in both Vietnam and China, produced approximately 34%, 46%, and 38%, respectively, and our second largest third-party manufacturer, primarily operating in both Vietnam and China, produced approximately 30%, 22%, and 17%, respectively, of our footwear unit volume. We believe any potential concentration risk is mitigated by the fact that the manufacturing capabilities required to produce our footwear are broadly available. Additionally, we began to further diversify our manufacturers in 2021 to add capacity in other countries, particularly China and Indonesia, in response to Vietnam factory closures as a result of COVID-19. See the risk factor under “Risks Related to Our Supply Chain — We depend solely on third-party manufacturers located outside of the U.S.” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for information on risks associated with sourcing.

We strive to enhance our distribution and logistics network to further streamline our supply chain, increase our speed to market, and lower operating costs. As of December 31, 2021, we principally stored our finished goods inventory in company-operated warehouses and distribution and logistics facilities located in the U.S. and the Netherlands. During 2021, we opened a new EMEA distribution center in the Netherlands and began further expansion of our U.S. distribution center in Ohio to increase distribution capacity and increase automation, which we expect will maximize throughput and support our anticipated growth. We also utilized third-party operated distribution centers located in Japan, China, Australia, Korea, Singapore, India, Russia, and Brazil. As of December 31, 2021, our company-operated warehouse and distribution facilities provided us with 1.6 million square feet, and our third-party operated distribution facilities provided us with 0.5 million square feet, with additional area available based on inventory levels. We also ship directly to certain of our wholesale customers from our third-party manufacturers, and certain distributors pick up orders directly from our third-party manufacturers.

As a result of global industry-wide logistics challenges in 2021, we implemented several mitigating measures including: (i) prioritizing top-selling products and narrowing product assortment, which has and will continue to improve factory throughput, (ii) maintaining flexibility by leveraging air freight and reducing our dependency on congested West Coast ports in the United States by adding East Coast trans-shipment capabilities, and (iii) strategically allocating units and prioritizing our key growth initiatives. With the actions taken to date and our future plans, we believe Crocs is well-positioned to withstand these supply challenges. See the risk factor under “Risks Related to Our Supply Chain — Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for information on risks associated with sourcing.

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

In the U.S., our patents are generally in effect for up to 20 years from the date of filing the patent application. Our trademarks registered within and outside of the U.S. are generally valid as long as they are in use and their registrations are properly maintained and have not been found to have become generic. We believe our trademarks and patents are crucial to the successful marketing and sale of our products. We strategically register, both domestically and internationally, the trademarks and patents covering certain product designs and branding that we utilize today. We aggressively police our patents, trademarks, and copyrights and pursue those who infringe upon them, both domestically and internationally, though litigation and otherwise as we deem necessary.

We consider the formulations of the materials used to produce our footwear covered by our trademark Croslite™ and LiteRide™, among others, valuable trade secrets. The material formulations are manufactured through a process that combines a number of components in various proportions to achieve the properties for which our products are known. We use multiple suppliers to source these components but protect the formulations by using an exclusive supply agreement for key components, confidentiality agreements with our third-party processors, and by requiring our employees to execute confidentiality agreements concerning the protection of our confidential information. Other than our third-party processors, we are unaware of any third-party using our formulations in the production of footwear. We believe the comfort and utility of our products depend on the properties achieved from the compounding of the Croslite™ and LiteRide™ materials, which constitutes a key competitive advantage for us, and we intend to continue to vigorously protect these trade secrets.

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

Competition

The global casual, athletic, and fashion footwear markets are highly competitive. Although we do not believe that we compete directly with any single company with respect to the entire spectrum of our products, we believe portions of our wholesale, retail, and e-commerce businesses compete with companies including, but not limited to: NIKE, Inc., adidas AG, Deckers Outdoor Corporation, Skechers USA, Inc., Steven Madden, Ltd., Wolverine World Wide, Inc., and VF Corporation. Our company-operated retail locations and e-commerce sites also compete with some of our wholesale partners.

The principal elements of competition in these markets include brand awareness, product functionality, design, comfort, quality, price, customer service, and marketing and distribution. We believe that our unique footwear designs, material formulations, prices, product line, and distribution network position us well in the marketplace. However, a number of companies in the casual footwear industry have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with wholesalers, longer operating histories, greater distribution capabilities, stronger brand recognition, and greater marketing resources than we have. See the risk factor under “Risks Related to our Products — We face significant competition” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for more information.

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

We face significant competition.

The footwear industry is highly competitive. Our competitors include most major athletic and non-athletic footwear companies and retailers with their own private label footwear products. A number of our competitors have significantly greater financial resources, more comprehensive product lines, a broader market presence, longer standing relationships with wholesalers, a longer operating history, greater distribution capabilities, stronger brand recognition, less reliance on a small number of brands or product lines, and spend substantially more on product marketing than we do. Our competitors’ greater financial resources and capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry and general economic conditions, compete more effectively on the basis of price and production, price their products more aggressively in the face of inflationary pressures, launch more extensive or diverse product lines, and more quickly develop new and popular products. Continued demand in the market for casual footwear and readily available offshore manufacturing capacity has also encouraged the entry of new competitors into the marketplace and has increased competition from established companies. Some of our competitors are offering products that are substantially similar, in design and materials, to our products. If we are unable to compete successfully in the future, our sales and profits may decline, we may lose market share, our business and financial results may deteriorate, and the market price of our common stock would likely fall.

Introducing new products may be difficult and expensive. If we are unable to do so successfully, our brand may be adversely affected and we may not be able to maintain or grow our current revenue and profit levels.

To successfully continue to evolve our footwear product line to appeal to our consumers, we must anticipate, understand, and react to the rapidly changing tastes of consumers and provide appealing merchandise in a timely manner. New footwear models that we introduce may not be successful with consumers or our brand may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenues may decrease, our brand image may suffer, our operating performance may decline, and we may not be able to execute our growth plans.

In producing new footwear models, we may encounter difficulties that we did not anticipate during the product development stage. If we are not able to efficiently manufacture new products in quantities sufficient to support wholesale, retail, and e-commerce distribution, we may not be able to recover our investment in the development of new styles and product lines, and we would continue to be subject to the risks inherent to having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new style may depend on our pricing. We may introduce products that are not popular, set the prices of new styles too high for the market to bear, or we may not provide the appropriate level of marketing in order to educate the market and potential consumers about our new products. Achieving market acceptance will require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general and administrative expenses. There can be no assurance that we will have the resources necessary to undertake such efforts effectively or that such efforts will be successful or that we will dedicate our limited marketing resources to the right product lines. Failure to gain market acceptance for new products could impede our ability to maintain or grow current revenue levels, reduce profits, adversely affect the image of our brand, erode our competitive position, and result in long-term harm to our business and financial results.

Failure to adequately protect our trademarks and other intellectual property rights and counterfeiting of our brand could divert sales, damage our brand image and adversely affect our business.

We utilize trademarks, trade names, copyrights, trade secrets, issued and pending patents and trade dress, and design rights on nearly all of our products. We believe that having distinctive marks that are readily identifiable trademarks and intellectual property is important to our brand, our success, and our competitive position. The laws of some countries, for example, China, do not protect intellectual property rights to the same extent as do U.S. laws. We frequently discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging another party’s products on the basis of trademark or design or utility patent infringement or other infringement, particularly in some foreign countries, or if we are required to change our name or use a different logo, or it is otherwise found that we infringe on others’ intellectual property rights, continued sales of such competing products by third parties could harm our brand or we may be forced to cease selling certain products, which could adversely impact our business, financial condition, revenues, and results of operations by resulting in the shift of consumer preference away from our products. If our brand is associated with inferior counterfeit reproductions, the integrity and reputation of our brand could be adversely affected. Furthermore, our efforts to enforce our intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. We may face significant expenses and liability in connection with the protection of our intellectual property, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

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

Since 2020, the COVID-19 pandemic has driven global uncertainty and disruption and has spread throughout the geographic regions in which we run our business and where our suppliers, third-party manufacturers, retail stores, wholesale customers, and consumers are located. The pandemic has had a material impact on our retail and wholesale channel revenues, predominately in the first half of 2020, and the total impact of the pandemic on us will depend on developments outside of our control, including, among other factors, the duration and spread of COVID-19 and related variants, the efficacy and adoption of vaccines against COVID-19 and related variants, actions that may be taken by governmental authorities to contain COVID-19 or mitigate its impact, including related restrictions on movement and commercial activities, the economic or other impacts on our wholesale partners, the impact on and recovery time of our supply chain, consequential staffing shortages, manufacturing delays and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets.

While the vast majority of our company-operated stores, our partner stores, and our wholesale partner stores were open as of December 31, 2021, some may close again upon additional COVID-19 outbreaks. At this time, we cannot reasonably estimate the length of time of any remaining closures, if further closures will occur, or if consumers will return to purchasing our products at historical levels in retail locations. The inability to sell our products in our retail or wholesale channels has had and may continue to have a material adverse effect on our revenues and results of operations.

We also rely upon the facilities of our third-party manufacturers outside of the U.S. to support our business as well as to export our products throughout the world. As a result of COVID-19 and the measures designed to contain the spread of the virus, our third-party manufacturers have not had at times in the past, and may not have in the future, the materials, capacity, or capability to manufacture our products according to our schedule and specifications, which has in the past, and may in the future, negatively impact our ability to manage inventories. If our third-party manufacturers’ operations are curtailed, as they have been in the past, we may need to seek alternate manufacturing sources, which may be unavailable, more expensive, or face the same constraints. Should any production and distribution closures continue for an extended period of time, the impact on our global supply chain could have a material adverse effect on our results of operations and cash flows. See the risk factor under “Risks Related to Our Supply Chain — We depend solely on third-party manufacturers located outside the U.S.” and “Risks Related to Our Supply Chain — Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results” for more information.

The effects of COVID-19 could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:

•the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate
•“shelter in place” and other similar mandated or suggested isolation protocols, which have disrupted, and could continue to disrupt, our retail locations, partner stores, and brick-and-mortar retailers via store closures or reduced operating hours and decreased retail traffic;
•the risk that for a prolonged period, fear of COVID-19 or variants could cause customers to avoid public places where our stores and those of our wholesale partners are located such as malls and outlets; and
•operational risk, including, but not limited to, cybersecurity risks as a result of extended remote work arrangements and restrictions on employee travel.
The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future business, operations, liquidity, financial condition, and results of operations remain uncertain at this time.

Risks Related to Our Supply Chain

Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.

We rely on third-party manufacturers outside of the U.S. to produce our products. Global industry-wide logistics challenges negatively impacted us during the year ended December 31, 2021, during which some of our third-party factories in Vietnam were closed for several weeks due to COVID-19 outbreaks. Our third-party factories in Vietnam have resumed operations, though with some at reduced capacity, after being shut down. Closures and factory disruptions may recur if additional COVID-19 break-outs occur in Vietnam or other countries where we rely on third-party manufacturers to produce our products. See the risk factor under “We depend solely on third-party manufacturers located outside the U.S.” for more information.

We also rely on international shipping to transport our products to their various geographic markets. During the year ended December 31, 2021, international shipping to the U.S. was disrupted and delayed due to congestion in west coast ports. Continued or additional delays in shipping may cause us to have to use more expensive air freight or other more costly methods to ship our products. In addition, global inflation has contributed to already higher incremental freight costs and such inflation may continue to result in higher freight costs. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, including wholesales, and diminished brand loyalty.

Despite our actions to mitigate these impacts, we expect to still be impacted by global logistics challenges in 2022. Specifically, we plan to invest in higher cost air freight in 2022 to bolster our inventory positions for the first half of 2022 in all regions, which will add to our expenses and impact our profit margins.

We depend solely on third-party manufacturers located outside of the U.S.

All of our footwear products are manufactured by third-party manufacturers, the majority of which are located in Vietnam and China. We depend on the ability of these manufacturers to finance the production of goods ordered, maintain adequate manufacturing capacity, and meet our quality standards. We compete with other companies for the production capacity of our third-party manufacturers, and we do not exert direct control over the manufacturers’ operations. As such, from time to time we have experienced delays or inabilities to fulfill customer demand and orders. During the years ended December 31, 2021, 2020, and 2019, approximately 56%, 75%, and 61%, respectively, of our production was in Vietnam, while our largest third-party manufacturer, operating in both Vietnam and China, produced approximately 34%, 46%, and 38%, respectively, and our second largest third-party manufacturer, primarily operating in both Vietnam and China, produced approximately 30%, 22%, and 17%, respectively, of our footwear unit volume. We cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines, or meet our quality standards. Furthermore, due to the relative concentration of our third party manufacturers, disruption at the facilities of our third-party manufacturing partners as a result of COVID-19 or otherwise, including through the effects of facility closures, reductions in operating hours and labor shortages had an adverse effect on our supply chain in 2021 and may have a material adverse effect in the future. For example, in the third quarter of 2021 many of our third-party manufacturing facilities in Vietnam were closed or not operating at full capacity due to local COVID-19 outbreaks and safety protocols, which negatively impacted our financial results. See the risk factor under “Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs” and “Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results.”

Foreign manufacturing is subject to additional risks, including transportation delays and interruptions, including those caused by the COVID-19 pandemic, work stoppages, political instability, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, changes in governmental policies or laws and the imposition of tariffs, import and export controls, and other barriers. Because we do not manufacture products internally, we cannot offset any interruption or decrease in supply of our products by increasing production in internal manufacturing facilities, and we may not be able to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, more expensive transportation methods, such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in transportation costs. Increases in the price of petroleum products can increase our transportation costs and adversely affect our product margins.

In addition, because our footwear products are manufactured outside the U.S., the possibility of adverse changes in trade or political relations between the U.S. and other countries, political instability, changes in legislation and policies, increases in labor costs, changes in international trade agreements and tariffs, adverse weather conditions, or public health issues, such as the COVID-19 pandemic, could significantly interfere with the production and shipment of our products, which would have a material adverse effect on our operations and financial results.

We, similar to many other companies with overseas operations, import and sell products in other countries that could be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition, and results of operations. See the risk factor under “Risks Related to International Operations — We conduct significant business activity outside the U.S., which exposes us to risks of international commerce.”

Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results.

Our operations have been, and may continue to be, impacted by supply chain constraints and raw material shortages, resulting in increased material costs, longer lead times, port congestion, and increased freight costs caused, in part, by the COVID-19 pandemic, the uncertain economic environment, and macroeconomic trends. In addition, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand, which in turn could impact our net sales revenues and market share. In addition, in 2021, shortages of raw materials and disruption to the global supply chain including the blockage in the Suez Canal, container costs, port congestion, and Vietnam factory closures, negatively impacted costs and inventory availability and may continue to have a negative impact on future results and profitability.

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

In addition, if we or our third-party manufacturers violate U.S. or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import, or the loss of our import privileges. Possible violations of U.S. or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, and fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results. We cannot predict whether additional U.S. or foreign customs quotas, duties, taxes other charges, or restrictions will be imposed upon the importation of foreign produced products in the future or what effect such actions could have on our business or results. See the risk factor under “We depend solely on third-party manufacturers located outside the U.S.” for more information.

We depend on a number of suppliers for key production materials, and any disruption in the supply of such materials could interrupt product manufacturing and increase product costs.

We depend on a number of sources for the primary materials used to make our footwear. We source the elastomer resins that constitute the primary raw materials used in compounding our Croslite™ and LiteRide™ formulations, which we use to produce our various footwear products, from multiple suppliers. If the suppliers we rely on for elastomer resins were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production schedules. We are also subject to market conditions related to supply and demand for our raw materials and any resulting shortages in supply, as well as impacts of any global shipping or logistics delays. We may have to pay substantially higher prices in the future for the elastomer resins or any substitute materials we use, which would increase our production costs and could have an adverse impact on our product margins. If we are unable to obtain suitable elastomer resins, or if we are unable to procure sufficient quantities of the materials that go into the Croslite™ and LiteRide™ formulations, we may not be able to meet our production requirements in a timely manner or may need to modify our product characteristics, which could result in less favorable market acceptance, lost potential sales, delays in shipments to customers, strained relationships with customers, and diminished brand loyalty.

Risks Related to International Operations

Changes in foreign exchange rates, most significantly but not limited to the Euro, South Korean Won, and Chinese Yuan, or other global currencies could have a material adverse effect on our business and financial results.

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

Further, our ability to sell our products in foreign markets and the USD value of the sales made in foreign currencies can be significantly influenced by changes in exchange rates. A decrease in the value of foreign currencies relative to the USD could result in lower revenues, gross margin compression, and increased losses from currency exchange rates. Foreign exchange rate volatility could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. We pay the majority of our third-party manufacturers, located primarily in Vietnam and China, in USD. In 2021, we experienced increases of approximately $1.5 million in our Americas segment revenues, primarily as a result of increases in the value of the Canadian Dollar relative to the USD, approximately $11.8 million in our Asia Pacific segment revenues as a result of increases in the value of Asian currencies relative to the USD, and approximately $10.9 million in our EMEA revenues, primarily as a result of increases in the Euro relative to the USD. Strengthening of the USD against Asian and European currencies, and various other global currencies, adversely impacts our USD reported results due to the impact on foreign currency translation. While we enter into foreign currency exchange forward contracts to reduce our exposure to changes in exchange rates on monetary assets and liabilities, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and, as a result, our forward contracts may not prove effective in reducing our exposures.

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

•delays associated with the manufacture, transportation, and delivery of products, including related to global port backlog;
•increased transportation costs due to distance, energy prices, inflation, or other factors;
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

In addition, we are subject to customs laws and regulations with respect to our export and import activity, which are complex and vary within legal jurisdictions in which we operate. We cannot ensure there will be not be a control failure around customs enforcement despite the precautions we take. We are currently subject to audits by customs authorities. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our business and financial results. In addition, changes to U.S. trade laws may adversely impact our operations. These changes and any changes to the trade laws of other countries may add additional compliance costs and obligations and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes may have a material adverse impact on our business and results of operations. For example, on December 23, 2021, the Uyghur Forced Labor Prevention Act, which effectively prohibits imports of any goods made either wholly or in part in a certain area of China, was signed into law, which generally prohibits importing goods made with forced labor into the U.S., subject to certain exceptions. While we do not currently expect that this law will directly affect our supply chain, since we do not believe that our suppliers source materials from such area of China for the products they sell to us or use to manufacture our products, other companies’ attempts to shift suppliers in response to this law or other policy developments could result in shortages, delays, and/or price increases that could disrupt our own supply chain or cause our suppliers to renegotiate existing arrangements with us or fail to perform on such obligations. For more information, please see the risk factors under “Risks Related to Our Supply Chain — We depend solely on third-party manufacturers located outside the U.S.” and “Risks Specific to Our Company and Strategy — Our business relies significantly on the use of information technology. A significant disruption to our operational technology or data security breach could harm our reputation and/or our ability to effectively operate our business.”

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
•A decrease in credit available to our wholesale or distributor customers, product suppliers and other service providers, or financial institutions that are counterparties to our Revolving Facility or derivative instruments may result in credit pressures, other financial difficulties, or insolvency for these parties, with a potential adverse impact on our business, our financial results, or our ability to obtain future financing.
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

•use and protect the Crocs brand and, following the completion of the HEYDUDE Acquisition, the HEYDUDE brand, and our other intellectual property in new and existing markets and territories;
•achieve and maintain a strong competitive position in new and existing markets;
•attract and retain qualified wholesalers and distributors, including partner store operators;
•maintain and enhance our digital marketing capabilities and digital commerce capabilities; and
•execute multi-channel advertising, marketing, collaboration, and social media campaigns to effectively communicate our message directly to our consumers and employees.

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

We rely heavily on the use of information technology systems and networks across all business functions, as do our business partners. The future success and growth of our business depend on streamlined processes made available through information systems, global communications, internet activity, and other network processes. We rely on third-party information services providers worldwide for many of our information technology functions including network, hardware, and software configuration. Additionally, we rely on internal networks and information systems and other technology, including the internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing, and collection of payments. We use information systems for certain human resource activities and to process our employee benefits, as well as to process financial information for internal and external reporting purposes and to comply with various reporting, legal, and tax requirements. We also have outsourced a significant portion of work associated with our finance and accounting, human resources, customer service, and other information technology functions to third-party service providers. Despite our current security and cybersecurity measures, our systems and those of our third-party service providers may be vulnerable to information security breaches, acts of vandalism, computer viruses, credit card fraud, phishing, ransomware attacks, and interruption or loss of valuable business data, and we have been subject to, and will continue to be subject to, various third-party attacks and phishing scams. Any disruption to these systems or networks could result in product fulfillment delays, key personnel being unable to perform duties or communicate throughout the organization, loss of sales, significant costs for data restoration, the inability to interpret data timely to enhance operations, and other adverse impacts on our business and reputation. Denial of service attacks could also materially adversely affect our business.

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

Opening and operating company-operated retail stores requires substantial financial commitments, including fixed costs, and are subject to numerous risks including consumer preferences, location, and other factors that we do not control. Declines in revenue and operating performance of our company-operated retail stores could cause us to record impairment charges and have a material adverse effect on our business and financial results. During 2021, we opened 33 and closed 11 retail stores, and we operated 373 retail stores at December 31, 2021.

Many of our company-operated retail stores are located in shopping malls and outlet malls, and our success depends in part on obtaining prominent locations and the overall ability of the malls to successfully generate and maintain customer traffic. We cannot control the success of individual malls or store closures by other retailers, which may lead to mall vacancies and reduced customer foot-traffic. In addition, consumer spending and shopping preferences have shifted, and may continue to further shift, away from brick-and-mortar retail to e-commerce channels, both prior to, and as a result of, the COVID-19 pandemic, which may contribute to declining foot-traffic in company-operated retail locations. Continued reduced customer foot-traffic could reduce sales at our company-operated retail stores, including kiosks and store-in-store locations, or hinder our ability to open retail stores in new markets, which could in turn negatively affect our business and financial results. Similarly, customer foot-traffic as a result of store closures, reduced operating hours, and social distancing restrictions as a result of the COVID-19 pandemic could also have a material adverse effect on our business and financial results. In addition, some of our company-operated retail stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism, resulting from an economic slowdown, political, terrorism, social, or military events, natural disasters, public health issues like the COVID-19 pandemic, or otherwise, is likely to adversely affect sales in our existing stores.

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.

From time to time, we may invest in business infrastructure, expansion of existing businesses or operations, and acquisitions of new businesses, such as the pending HEYDUDE acquisition, which require substantial cash investment and management attention. We believe cost effective investments are essential to business growth and profitability; however, significant investments are subject to risks and uncertainties. The failure of any significant investment to provide the returns or profitability we expect, or implementation issues, or the failure to integrate newly acquired businesses could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

Specifically, over the last several years, we have implemented numerous information systems designed to support various areas of our business, including a fully-integrated global accounting, operations, and finance enterprise resource planning system, and warehouse management, order management, and internet point-of-sale systems, as well as various interfaces between these systems and supporting back office systems. We have also moved to, and subsequently expanded, a new distribution center in Dayton, Ohio to serve our North American businesses, and have moved to a new company-operated distribution center in The Netherlands and a new third-party operated distribution center in Japan to serve our EMEA and Asia Pacific businesses, respectively. As our business grows, we may also need to make further investments in business systems and distribution capabilities. Issues in implementing or integrating new business operations, such as the pending HEYDUDE acquisition, and new systems with our current operations, failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, issues with transitioning to or operating our new distribution centers, cost overruns, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, require significant additional capital investments to remediate, and may have an adverse effect on our business and financial results.

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

Global climate change, including extreme weather conditions, natural disasters, public health issues, or other events outside of our control, as well as related regulations, could negatively impact our operating results and financial condition.

The effects of climate change, natural disasters such as earthquakes, hurricanes, tsunamis, or other adverse weather and climate conditions, and public health issues like the COVID-19 pandemic, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including damage to our supply chain, manufacturing or distribution centers, retail stores, changes in consumer preferences or spending priorities, and energy shortages, have in the past and could in the future harm or disrupt our operations or the operations of our vendors, other suppliers, or customers, or result in economic instability that may negatively impact our operating results and financial condition. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses.

We have made a public commitment regarding a plan to be a Net Zero brand by 2030 through sustainable ingredients and packaging as well as responsible resource use and exploring innovative product afterlife solutions. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which our commitment will be achieved, or that any future investments we make in furtherance of achieving such target and goal will meet investor expectations or legal standards, if any, regarding sustainability performance. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups or other stakeholders, which could adversely impact the perception of us and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.

Our restated certificate of incorporation, amended and restated bylaws, and Delaware law contain provisions that could discourage a third-party from acquiring us and consequently decrease the market value of an investment in our stock.

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

Indebtedness Risks

Our senior revolving credit facility agreement (as amended to date, the “Revolving Credit Agreement”) and the Indentures each impose, and we expect the Term Loan B Credit Agreement will impose, significant operating and financial restrictions on us and certain of our subsidiaries, which may prevent us from capitalizing on business opportunities. A breach of any of those restrictive covenants may cause us to be in default under the Revolving Credit Agreement, the expected Term Loan B Credit Agreement and/or the Indentures, and our lenders could foreclose on our assets.

Our Credit Agreement requires us to maintain certain financial covenants. A decline in our operating performance could negatively impact our ability to meet these financial covenants. If we breach any of these restrictive covenants, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the Revolving Credit Agreement. We may not have sufficient funds to repay such indebtedness upon a default or be unable to receive a waiver of the default from the lenders. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding or collection proceedings with respect to our assets, all of which secure our indebtedness under the Revolving Credit Agreement. The foregoing risks would also apply to the Term Loan B Credit Agreement we expect to enter into upon consummation of the HEYDUDE acquisition.

The Revolving Credit Agreement and the Indentures also contain, and we expect the Term Loan B Credit Agreement will contain, certain restrictive covenants that limit, and in some circumstances prohibit, our ability to, among other things: incur additional debt or issue preferred stock; sell, lease or transfer our assets; pay dividends on, and make other distributions on, or redeem or repurchase, our common stock; make certain capital expenditures and investments; guarantee debt or obligations; create certain liens; repurchase our common stock; enter into transactions with our affiliates; and enter into certain merger, consolidation, or other reorganizations transactions. These restrictions could limit our ability to obtain future financing, incur or guarantee additional debt, incur certain liens, enter into transactions with affiliates, transfer or sell certain assets, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business, or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

Changes in the method for determining the London Interbank Offered Rate (“LIBOR”) and/or the replacement of LIBOR could adversely affect our results of operations.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intended to phase out LIBOR by the end of 2021. LIBOR is in the process of being discontinued. While certain U.S. Dollar LIBOR settings will continue to be published on the current basis until June 30, 2023, all other LIBOR settings either are no longer being published or are being published only for a limited time and only on a “synthetic” basis (i.e., not on the basis of submissions made by panel banks). The regulator of the administrator of LIBOR has prohibited any new use of LIBOR by firms subject to its supervision, and certain regulators in the United States have stated that no new contracts using U.S. Dollar LIBOR should be entered into after 2021. Our Revolving Credit Agreement states that, should LIBOR cease to exist or should another rate become widely recognized as the benchmark rate for USD loans, a rate substantially equivalent to the LIBOR rate in effect prior to its replacement, will be used. Furthermore, the amendment to the Revolving Credit Agreement and the Term Loan B Credit Agreement that we expect to enter into upon consummation of the HEYDUDE Acquisition are expected to utilize SOFR (as defined below). However, the consequences of the adoption of any such alternative reference rates cannot be predicted and could have an adverse impact on the amount of interest and commitment fees that we pay under the Revolving Facility. Likewise, the unavailability of LIBOR may have an adverse impact on interest rates and other financing costs under other debt instruments and other financial obligations of ours, as well as the market value of and the payments we receive under any LIBOR-linked securities or investments that we may own from time to time. In addition, financial markets generally may be adversely affected by the discontinuation of LIBOR, the uncertainties regarding its discontinuation, the alternative reference rates that are being or may be used in place of LIBOR and other issues related to LIBOR. Any of the foregoing could adversely affect our results of operations and financial condition.

At this time, the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. Dollar LIBOR. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk, as is the case with LIBOR. SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question.

In March 2020, the Financial Accounting Standards Board issued guidance related to reference rate reform to help facilitate the market transition from existing reference rates to alternative rates. This guidance was available for adoption at the time of its issuance, but we have not yet adopted it as of December 31, 2021. Further, at this time, it is not possible to predict the effect of any establishment of alternative reference rates or any other reforms that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates, including SOFR, or other reforms may adversely affect the trading market for LIBOR-based securities, including ours. Furthermore, if LIBOR ceases to exist or a replacement rate is used to determine the interest rate on borrowings under our Revolving Credit Agreement, our borrowing cost may increase materially. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.

As the future of LIBOR and SOFR at this time is uncertain, the potential effect of any future changes cannot yet be determined but may have an adverse impact on our interest expense and, thus, our results of operations.

Our indebtedness could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations under our Revolving Credit Agreement and the Notes.

As of December 31, 2021, we had $771.4 million in total indebtedness outstanding (net of $13.6 million of unamortized issuance costs related to the issuance of the Notes). We also expect to enter into an agreement (the “Term Loan B Credit Agreement”) with respect to a new senior secured term loan B facility in an aggregate principal amount equal to $2.0 billion (the “Term Loan B Facility”) and borrow $50.0 million under the Revolving Facility to finance the HEYDUDE Acquisition in part as well as exercise the accordion provision on the Revolving Credit Agreement to increase the borrowing capacity under the Credit Agreement by $100.0 million. Subject to the limits contained in the Revolving Credit Agreement, the Indentures, the expected Term Loan B Credit Agreement and the applicable agreements governing our other existing indebtedness, we may be able to incur substantial additional debt from time to time. If we do so, the risks related to our level of debt could increase. Specifically, our level of debt could have important consequences, including the following:

•    making it more difficult for us to meet our obligations with respect to our debt;
•    reducing the availability of cash flow to fund future working capital, capital expenditures, acquisitions or other general corporate purposes;
•    limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate purposes;
•    requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions or other general corporate purposes;
•    increasing our vulnerability to general adverse economic and industry conditions;
•    exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
•    placing us at a disadvantage compared to other, less leveraged competitors;
•    increasing our cost of borrowing; and
•    limiting our flexibility in planning for changes in our business and reacting to changes in the industry in which we compete.

Furthermore, if we are unable to meet our debt service obligations or should we fail to comply with our financial and other negative covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our stockholders. Our inability to service our obligations or refinance our debt could have a material and adverse effect on our business, financial condition or operating results. In addition, our debt obligations may limit our ability to make required investments in capacity, technology, or other areas of our business, which could have a material adverse effect on our business, financial condition, or operating results.

Any of these factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our debt payment obligations. See also “HEYDUDE Acquisition Risks — The incurrence by us of substantial indebtedness in connection with the financing of the HEYDUDE Acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities, and increase our vulnerability to adverse economic and industry conditions.”

Despite our current level of indebtedness, we may be able to incur substantially more debt, which could increase the risks to our financial condition described above.

We may be able to incur substantial additional indebtedness in the future, such as the debt we are incurring to finance the HEYDUDE Acquisition in part. Although certain of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions, including compliance with various financial conditions. Additional indebtedness incurred in compliance with our existing debt instruments could be substantial. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.

As of December 31, 2021, we had approximately $771.4 million in total indebtedness outstanding (net of $13.6 million of unamortized issuance costs related to the issuance of the Notes), including $85.0 million outstanding under the Revolving Facility, with total borrowing capacity of approximately $414.7 million thereunder (including $0.3 million of letters of credit outstanding as of such date). We also expect to enter into the Term Loan B Facility in an aggregate principal amount equal to $2.0 billion to finance the HEYDUDE Acquisition in part, as well as exercise the accordion provision on the Revolving Credit Agreement to increase the borrowing capacity under the Revolving Credit Agreement by $100.0 million.

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

We have substantial cash requirements in the U.S., but a significant portion of our cash is generated and held abroad. We generally consider unremitted earnings of subsidiaries operating outside the U.S. to be indefinitely reinvested, and it is not our current intent to change this position. Cash held outside of the U.S. is primarily used for the ongoing operations of the business in the locations in which the cash is held. Most of the cash held outside of the U.S. could be repatriated to the U.S., and under the U.S. Tax Cuts and Jobs Act, could be repatriated without incurring additional U.S. federal income taxes, although some states will continue to subject cash repatriations to income tax. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity.

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

HEYDUDE Acquisition Risks

Our ability to realize the benefits from the HEYDUDE Acquisition is substantially dependent on our ability to continue to grow HEYDUDE.

Our ability to realize the benefits from the HEYDUDE Acquisition is substantially dependent on our ability to continue to grow HEYDUDE. Combining with Crocs may not accelerate the growth and success of HEYDUDE and the HEYDUDE business may not perform as expected. If we are unsuccessful at, among other things, building HEYDUDE’s brand awareness, enhancing its digital capabilities, leveraging our wholesale relationships to enhance distribution, investing in HEYDUDE’s infrastructure as well as sales and business operations, leveraging our distribution for global growth and/or investing to scale our supply chain and gain efficiencies, our sales could be adversely affected, and our business could suffer. In addition, HEYDUDE’s product sales may not meet our expectations.

Moreover, HEYDUDE depends on a limited number of third-party manufacturers that are concentrated in China to produce its products. Due to the relative concentration of HEYDUDE’s third-party manufacturers, disruption at the facilities of such third-party manufacturing partners as a result of COVID-19 or otherwise, including through the effects of facility closures, reductions in operating hours and labor shortages may have a material adverse effect in the future. See the risk factors under “Risks Related to Our Supply Chain — Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs,” “Risks Related to Our Supply Chain — Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results” and “Risks Related to Our Supply Chain — We depend solely on third-party manufacturers located outside of the U.S.”

Further, our ability to realize the benefits from the HEYDUDE Acquisition may be dependent on the savings resulting from the timely and effective integration of the operations of Crocs and HEYDUDE. The process of integrating the operations of Crocs and HEYDUDE could encounter unexpected costs and delays, which include: the loss of key personnel; the loss of key customers; the loss of key suppliers; and unanticipated issues in integrating sales, marketing, and administrative functions. If we are unable to timely and effectively integrate the operations of Crocs and HEYDUDE, our costs could be adversely affected, and our business could suffer.

The announcement and pendency of the HEYDUDE Acquisition may have an adverse effect on our business, financial condition, operating results, and cash flows.

On December 22, 2021, we entered into the Securities Purchase Agreement relating to the HEYDUDE Acquisition.

Upon the terms and subject to the conditions set forth in the Securities Purchase Agreement, we will pay consideration to the sellers of $2.05 billion in cash, subject to adjustment, and we will issue to one of the sellers 2,852,280 shares of our common stock, based on the average of the volume-weighted average price of our common stock for the 20 days immediately prior to the signing date.

Uncertainty about the effect of the HEYDUDE Acquisition on our employees, partners, customers and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, operating results, and cash flows. There can be no assurance we will be able to attract and retain key talent to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the HEYDUDE Acquisition and planning for integration, which could materially adversely affect our business, financial condition, operating results, and cash flows.

The incurrence by us of substantial indebtedness in connection with the financing of the HEYDUDE Acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities, and increase our vulnerability to adverse economic and industry conditions.

We expect to incur a significant amount of indebtedness in connection with the financing of the HEYDUDE Acquisition, which we expect will be funded, in part, using borrowings under a new Term Loan B Facility in an aggregate principal amount equal to $2.0 billion. The use of indebtedness to finance the HEYDUDE Acquisition will reduce our liquidity and could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans. We expect that the agreements we will enter into with respect to the indebtedness we will incur to finance the HEYDUDE Acquisition will contain certain restrictive covenants that limit, and in some circumstances prohibit, our ability to, among other things: incur additional debt or issue preferred stock; sell, lease or transfer our assets; pay dividends on, and make other distributions on, or redeem or repurchase, our common stock; make certain capital expenditures and investments; guarantee debt or obligations; create certain liens; repurchase our common stock; enter into transactions with our affiliates; and enter into certain merger, consolidation, or other reorganizations transactions. These restrictions could limit our ability to obtain future financing, incur or guarantee additional debt, incur certain liens, enter into transactions with affiliates, transfer or sell certain assets, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business, or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors. Our ability to comply with these negative covenants can be affected by events beyond our control. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition, or operating results.

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

Location	Reportable Operating Segment	Use	Approximate Square Feet
Dayton, Ohio	Americas	Warehouse	1,270,000
Dordrecht, the Netherlands	EMEA	Warehouse	517,000
Rotterdam, the Netherlands	EMEA	Warehouse	174,000
Broomfield, Colorado (1)	Americas	Corporate headquarters and regional office	88,000
Oudenbosch, the Netherlands	EMEA	Warehouse	75,000
Hoofddorp, the Netherlands	EMEA	Regional office	47,000
Singapore	Asia Pacific	Regional office	17,000
Westwood, Massachusetts	Americas	Global commercial center	16,000
(1) In November 2021, we entered into a lease to move our corporate headquarters to a new location, also in Broomfield, with an approximate size of 190,000 square feet. We plan to complete the move of our corporate headquarters in 2023.

We believe these properties, particularly our distribution centers and warehouses, along with various third party distribution centers not included above, are adequate for our operations. Aside from the principal properties listed above, we lease various other offices and distribution centers worldwide to meet our sales and operational needs. We also lease 373 retail locations worldwide as of December 31, 2021. See Item 1. Business of this Annual Report on Form 10-K for further discussion regarding global company-operated stores.

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

Performance Graph

The following performance graph illustrates a five-year comparison of cumulative total return of our common stock, the Nasdaq Composite Index and the Dow Jones U.S. Footwear Index from December 31, 2016 through December 31, 2021. The graph assumes an investment of $100.00 on December 31, 2016 and assumes the reinvestment of all dividends and other distributions.

Comparison of Cumulative Total Return on Investment

$2,000
$1,900
$1,800
$1,700
$1,600
$1,500
$1,400
$1,300
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
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

Holders

The approximate number of stockholders of record of our common stock was 68 as of February 9, 2022.

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

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1-31, 2021 (2)	2,657,125	$188.17	2,657,125	$1,050,000,098
November 1-30, 2021	—	—	—	1,050,000,098
December 1-31, 2021 (2)	528,250	(2)	528,250	1,050,000,098
Total	3,185,375	$156.97	3,185,375	$1,050,000,098
(1) On April 23, 2021, the Board approved a $712.2 million increase to our share repurchase authorization. Additionally, on September 23, 2021, the Board approved an increase of $1.0 billion to our share repurchase authorization. As of December 31, 2021, approximately $1,050.0 million remained available for repurchase under our share repurchase authorization. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice. In the immediate term, we plan to prioritize repayments of debt, including debt incurred to finance a part of the HEYDUDE Acquisition, and thus have suspended our share repurchase program until such time that our gross leverage is under 2.0x. We do not expect this to occur in 2022.
(2) Effective October 2021, we entered into an accelerated share repurchase arrangement (“ASR”) to repurchase $500.0 million of our common stock. In exchange for an up-front payment of $500.0 million, the financial institution that was party to the ASR committed to deliver to us shares of our common stock during the ASR’s purchase period, which ended in December 2021. In October 2021, 2.7 million shares were delivered at an average price of $188.17 (which is based on a partial share delivery in October 2021). Subsequently, in December 2021, an additional 0.5 million shares were delivered. The average price paid per share for the complete ASR was $156.97.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and its consolidated subsidiaries (collectively, the “Company,” “Crocs,” “we,” “us,” or “our”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for women, men, and children. We strive to be the world leader in innovative casual footwear for women, men, and children, combining comfort and style with a value that consumers want. The vast majority of shoes within Crocs’ collection contain Croslite™ material, a proprietary, molded footwear technology, delivering extraordinary comfort with each step. The broad appeal of our footwear has allowed us to market our products through a wide range of distribution channels. We currently sell our products in more than 85 countries, through two distribution channels: wholesale and direct-to-consumer. Our wholesale channel includes domestic and international multi-brand retailers, mono-branded partner stores, e-tailers, and distributors; our direct-to-consumer channel includes company-operated retail stores, company-operated e-commerce sites, and third-party marketplaces.

Known or Anticipated Trends

Based on our recent operating results and our assessment of the current operating environment, we anticipate certain trends will continue to impact our future operating results:

•On December 22, 2021, we entered into a definitive agreement to acquire HEYDUDE, a privately-owned casual footwear brand, pursuant to the Securities Purchase Agreement. Upon closing, the HEYDUDE Acquisition will further diversify our product portfolio under two brands. The Securities Purchase Agreement provides that we will purchase all of the issued and outstanding equity securities of HEYDUDE for a purchase price of $2.05 billion in cash and 2,852,280 in Crocs shares. We expect to finance the Cash Consideration by entering into the $2.0 billion Term Loan B Facility and borrowing $50.0 million under the Revolving Facility. The HEYDUDE Acquisition is expected to close in February 2022, subject to customary closing conditions.
•Global industry-wide logistics challenges impacted us to some degree in the year ended December 31, 2021, particularly in the second half of the year, with some of our factories in Vietnam closed for several weeks or not operating at full capacity during the third and fourth quarters, and into the first quarter of 2022. We expect the situation to remain fluid as COVID-19 break-out rates fluctuate, including any deterioration in circumstances related to COVID-19 variants, and whether vaccination rates increase in the country. However, we have taken and will continue to take several measures to ensure continued future growth and strong gross margins in 2022, including: (i) prioritizing top-selling products and narrowing product assortment, which has and should continue to improve factory throughput, (ii) maintaining flexibility by leveraging air freight and reducing our dependency on congested West Coast ports in the United States by adding East Coast trans-shipment capabilities, and (iii) strategically allocating units and prioritizing our key growth initiatives. With the actions taken to date and our future plans, we believe Crocs is well-positioned to withstand these supply challenges.
•Despite these actions, we expect to still be impacted by global logistics challenges in 2022. Specifically, we plan to invest approximately $75 million in air freight in 2022 to bolster our inventory positions for the first half of the year in all regions. Supported by the health of our brand, wholesale orders for the first half of 2022 have been strong. However, we expect to have limitations around demand fulfillment in the first half of the year.
•Global inflation has also begun to impact our business, contributing to incremental freight costs, increased wages, particularly in our distribution centers, and increased raw materials cost. We expect this trend will continue in 2022.
•Consumer demand for the Crocs brand continues to be strong, fueled by increased marketing investment and compelling product, and is leading to strong sales growth, particularly in our clog silhouette and charms.
•In 2021, we invested, and plan to continue to invest, in selling, general and administrative expenses (“SG&A”), including marketing, talent, and digital commerce, to fuel long-term growth, while continuing to leverage revenue growth.
•In the year ended December 31, 2021, we repurchased $1.0 billion of shares, including accelerated share repurchases of $300.0 million in the three months ended June 30, 2021 and $500.0 million in the three months ended December 31, 2021. In the immediate term, we plan to prioritize repayments of debt, including debt incurred to finance a part of the HEYDUDE Acquisition, and thus have suspended our share repurchase program until such time that our gross leverage is under 2.0x. We do not expect this to occur in 2022.
•Our year-over-year results comparing the years ended December 31, 2021 and 2020 discussed below are impacted to some extent by prior year store closures and operating hour reductions as a result of the COVID-19 impact in 2020.

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

2021 Financial and Operational Highlights

Revenues were $2,313.4 million for the year ended December 31, 2021, a 66.9% increase compared to the year ended December 31, 2020. The increase in 2021 revenues compared to 2020 revenues was due to the net effects of: (i) higher sales volumes, which increased revenues by $637.4 million, or 46.0%, driven by continued increased consumer demand for our products, some of which was due to improved sales in our DTC businesses as the pandemic subsided; (ii) higher average selling prices, which increased revenues by $265.9 million, or 19.2%, as a result of increased prices and reduced promotions and discounts; and (iii) favorable changes in exchange rates, which increased revenues by $24.2 million, or 1.7%.

The following were significant developments affecting our businesses during the year ended December 31, 2021:

•Revenues grew in all regional segments and channels compared to the year ended December 31, 2020. Our Americas segment revenues grew 86.1%, or 85.9% on a constant currency basis, while our EMEA segment revenues grew 46.2%, or 41.7% on a constant currency basis, and our Asia segment revenues grew 25.7%, or 21.5% on a constant currency basis.
•We sold 103.0 million pairs of shoes worldwide, an increase from 69.1 million pairs in 2020.
•Gross margin was 61.4% compared to 54.1% in 2020, an increase of 730 basis points, primarily as a result of increased pricing and fewer promotions and discounts, as well as favorable product and channel mix.
•SG&A was $737.2 million, an increase of $222.4 million, or 43.2%, compared to 2020, primarily as a result of increased investments in talent, marketing, and projects to fuel future growth. However, as a percent of revenues, SG&A improved 520 basis points to 31.9% of revenues as a result of strong sales growth and our continued leveraging of operating costs.
•Income from operations was $683.1 million for the year ended December 31, 2021 compared to income from operations of $214.1 million for the year ended December 31, 2020. Our operating margin rose to 29.5%, compared to 15.4% in 2020.
•Net income was $725.7 million compared to $312.9 million in 2020. Diluted net income per common share was $11.39 for the year ended December 31, 2021, compared to a diluted net income per common share of $4.56 for the year ended December 31, 2020.
•During 2021, we issued $700.0 million of senior notes and at December 31, 2021, we had $414.7 million in available borrowing capacity under our Revolving Facility.
•We incurred costs of $6.4 million in the fourth quarter of 2021 in association with our planned HEYDUDE Acquisition, which is expected to close in February 2022, subject to customary closing conditions.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

A discussion of our comparison between 2021 and 2020 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2020 and December 31, 2019 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.crocs.com).

However, as a result of changes made in the presentation of certain costs between ‘Unallocated corporate and other’ and our regional segments in the year ended December 31, 2021, as described in more detail under “Reportable Operating Segments” below, we have included a discussion of the changes between the years ended December 31, 2020 and December 31, 2019, as revised to conform to current period segment presentation. The consolidated results of operations below have not changed from prior year presentation.

	Year Ended December 31,		$ Change		% Change
			Favorable (Unfavorable)
	2021	2020	2021-2020		2021-2020
	(in thousands, except per share data, margin, and average selling price data)
Revenues	$2,313,416	$1,385,951	$927,465		66.9%
Cost of sales	893,196	636,003	(257,193)		(40.4)%
Gross profit	1,420,220	749,948	670,272		89.4%
Selling, general and administrative expenses	737,156	514,753	(222,403)		(43.2)%
Asset impairments	—	21,071	21,071		100.0%
Income from operations	683,064	214,124	468,940		219.0%
Foreign currency losses, net	(140)	(1,128)	988		87.6%
Interest income	775	215	560		260.5%
Interest expense	(21,647)	(6,742)	(14,905)		(221.1)%
Other income, net	1,797	510	1,287		252.4%
Income before income taxes	663,849	206,979	456,870		220.7%
Income tax benefit	(61,845)	(105,882)	(44,037)		(41.6)%
Net income	$725,694	$312,861	$412,833		132.0%
Net income per common share:
Basic	$11.62	$4.64	$6.98		150.4%
Diluted	$11.39	$4.56	$6.83		149.8%

Gross margin (1)	61.4%	54.1%	730	bp	13.5%
Operating margin (1)	29.5%	15.4%	1,410	bp	91.6%
Selling, general and administrative expenses as a percentage of revenues	31.9%	37.1%	520	bp	14.0%
Footwear unit sales	102,962	69,087	33,875		49.0%
Average footwear selling price - nominal basis (2)	$22.27	$19.91	$2.36		11.9%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units.

Revenues by Channel

	Year Ended December 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2021	2020	2021-2020	2021-2020
	(in thousands)
Wholesale:
Americas	$727,264	$390,930	86.0%	86.1%
Asia Pacific	184,335	133,416	38.2%	34.3%
EMEA	262,395	168,410	55.8%	50.4%
Other businesses	87	163	(46.6)%	(46.6)%
Total wholesale	1,174,081	692,919	69.4%	67.4%
Direct-to-consumer (2):
Americas	879,748	472,683	86.1%	85.7%
Asia Pacific	165,825	145,099	14.3%	9.8%
EMEA	93,762	75,250	24.6%	22.2%
Total direct-to-consumer	1,139,335	693,032	64.4%	62.9%
Total revenues	$2,313,416	$1,385,951	66.9%	65.2%
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

The primary drivers of the changes in revenues were:

	2021 vs. 2020
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$637,382	46.0%	$265,923	19.2%	$24,160	1.7%	$927,465	66.9%
(1) The change due to price is based on the change in average selling price on a constant currency basis (“ASP”).

Revenues. In the year ended December 31, 2021, revenues increased compared to 2020, primarily as a result of volume increases in all segments, led by our Americas segment, and all channels, led by our wholesale channel. This was due to increased consumer demand, attributable in part to cycling prior year negative COVID-19 impacts on prior year wholesale and retail store revenues, including traffic limitations in stores and reduced operating hours. Higher ASPs also contributed to higher revenues in all segments and channels, primarily in our direct-to-consumer (“DTC”) channel, as a result of increased pricing and fewer promotions and discounts, while foreign exchange fluctuations increased revenues due to favorable changes in the Euro, Korean Won, and Chinese Yuan.

Cost of sales. Cost of sales increased compared to 2020, primarily due to higher volume of $280.7 million, or 44.1% and foreign currency fluctuations, which increased cost of sales by $10.6 million, or 1.7%. These increases were partially offset by lower average cost per unit on a constant currency basis (“AUC”) of $34.1 million, or 5.4%, as a result of favorable product mix, moderated by higher freight costs associated with global supply chain disruptions, including the blockage in the Suez Canal in the first quarter of 2021 and container costs, port congestion, and Vietnam factory closures in the third and fourth quarters of 2021.

Gross profit. Gross margin was 61.4% compared to 54.1% in 2020, due to increased pricing, fewer promotions and discounts, and favorable product and channel mix. Gross profit increased $670.3 million, or 89.4%, due to higher volumes of $356.7 million, or 47.6%, the combined impact of higher ASP and lower AUC of $300.1 million, or 40.0%, and favorable foreign currency fluctuations of $13.5 million, or 1.8%.

Selling, general and administrative expenses. SG&A as a percent of revenue improved to 31.9% during the year ended December 31, 2021 compared to 2020, as a result of strong sales growth and our continued efforts to leverage operating costs, while SG&A expenses increased $222.4 million, or 43.2% in the same period. This increase was driven by additional marketing investments of $80.0 million, which together with higher compensation expense and related costs of $79.0 million as a result of increased employee headcount and higher variable and executive compensation, compounded by the prior year temporary and permanent elimination of certain roles in response to COVID-19, both supported the growth of the business. Services costs increased $43.8 million from increased spending on consulting associated with supply chain investments, higher variable costs associated with sales growth, and costs related to our pending HEYDUDE Acquisition, and facilities expense was up $21.3 million primarily as a result of variable rent associated with higher sales. Other costs, including information technology expenses, were up by $15.3 million, offset in part by lower inventory donations of $8.6 million as a result of prior year COVID-19 donations to frontline healthcare workers and other organizations that did not recur at the same magnitude in the current year and lower bad debt expense of $8.4 million, mostly due to the prior year COVID-19 related impact on our distributors that did not recur in the current year, as well as collections on previously reserved bad debt expense.

Asset impairment charges. During the year ended December 31, 2021, we did not incur impairment charges. During the year ended December 31, 2020, we incurred $20.0 million in impairment charges to the right-of-use asset and store assets for a retail location in New York City and $1.1 million in impairment charges to the right-of-use asset for our former corporate headquarters.

Foreign currency losses, net. Foreign currency losses, net, consists of unrealized and realized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the year ended December 31, 2021, we recognized realized and unrealized net foreign currency losses of $0.1 million compared to net losses of $1.1 million during the year ended December 31, 2020.

Income tax benefit. During the year ended December 31, 2021, we recognized an income tax benefit of $61.8 million on pre-tax book income of $663.8 million, representing an effective tax rate of (9.3)%, compared to an income tax benefit of $105.9 million on pre-tax book income of $207.0 million in 2020, which represented an effective tax rate of (51.2)%. The prior year effective tax rate is lower primarily due to the prior year net foreign deferred income tax benefit as a result of an intra-entity intellectual property rights transfer of $127.7 million, partially offset by the current year release of valuation allowances and the current year foreign deferred income tax benefit as a result of an intra-entity intellectual property rights transfer. Our effective tax rate has varied dramatically in recent years due to the intra-entity intellectual property rights transfer, differences in our profitability levels and relative operating earnings across multiple jurisdictions, and by changes in the valuation allowance.

During the three months ended December 31, 2021, we completed an intra-entity transfer of certain intellectual property rights primarily to align with current and future international operations. The transfer resulted in a step-up in tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets based on the fair value of the transferred intellectual property rights. We recorded a deferred tax asset of $40.3 million, net of a reserve for uncertain tax positions of $16.1 million. As such, a net deferred tax asset of $24.2 million was recognized along with a corresponding foreign deferred income tax benefit.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance as of December 31, 2021, we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions, and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. In 2021, a jurisdiction for which we have historically recorded significant valuation allowances enacted a favorable change in the tax law related to net operating loss carryforwards. This change in tax law impacted the assessment of valuation allowances in the jurisdiction as the reversal of existing deferred tax assets would generate indefinite carryforward net operating losses instead of losses with a limited carryforward period. During 2021, valuation allowances recorded against deferred tax assets decreased by $200.2 million.

The 2021 impact of changes in valuation allowances to the effective tax rate was a favorable impact of $192.3 million, equating to a 29.0% favorable impact. There is also a $7.9 million change in the valuation allowance related to cumulative translation adjustments. We maintain valuation allowances of approximately $26.5 million as of December 31, 2021, which may be reduced in the future depending upon the achieved profitability of certain jurisdictions as well as the magnitude of the profitability.

Reportable Operating Segments

The following table sets forth information related to our reportable operating business segments for the years ended December 31, 2021, 2020, and 2019. As a result of changes made in the presentation of certain costs between ‘Unallocated corporate and other’ and our regional segments in the year ended December 31, 2021, as described in more detail below, we have included a discussion of the changes in our results of operations between the years ended December 31, 2020 and December 31, 2019, as revised to conform to current period presentation.

	Year Ended December 31,			% Change		Constant Currency % Change (1)
				Favorable (Unfavorable)
	2021	2020	2019	2021-2020	2020-2019	2021-2020
	(in thousands)
Revenues:
Americas	$1,607,012	$863,613	$640,515	86.1%	34.8%	85.9%
Asia Pacific	350,160	278,515	348,072	25.7%	(20.0)%	21.5%
EMEA	356,157	243,660	241,948	46.2%	0.7%	41.7%
Segment revenues	2,313,329	1,385,788	1,230,535	66.9%	12.6%	65.2%
Unallocated corporate and other (3)	87	163	58	(46.6)%	181.0%	(46.6)%
Total consolidated revenues	$2,313,416	$1,385,951	$1,230,593	66.9%	12.6%	65.2%

Income from operations:
Americas (2)	$778,310	$323,512	$179,199	140.6%	80.5%	139.6%
Asia Pacific (2)	71,936	32,830	60,724	119.1%	(45.9)%	109.0%
EMEA (2)	111,539	65,914	64,771	69.2%	1.8%	63.9%
Segment income from operations	961,785	422,256	304,694	127.8%	32.8%	125.5%
Reconciliation of segment income from operations to income (loss) before income taxes:
Unallocated corporate and other (2)(3)	(278,721)	(208,132)	(176,045)	(33.9)%	(18.2)%
Total consolidated income from operations	683,064	214,124	128,649	219.0%	66.4%
Foreign currency losses, net	(140)	(1,128)	(1,323)	87.6%	14.7%
Interest income	775	215	601	260.5%	(64.2)%
Interest expense	(21,647)	(6,742)	(8,636)	(221.1)%	21.9%
Other income, net	1,797	510	31	252.4%	1,545.2%
Income before income taxes	$663,849	$206,979	$119,322	220.7%	73.5%
(1)    Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) In the first quarter of 2021, certain costs previously reported within ‘Other Businesses’ were shifted to the Americas, Asia Pacific, and EMEA segments. Additionally, any costs remaining in ‘Other Businesses,’ including depreciation and amortization, have been consolidated into ‘Unallocated corporate and other.’ In the second quarter of 2021, certain marketing expenses previously reported within ‘Unallocated corporate and other’ were shifted to the Americas, Asia Pacific, and EMEA segments. The previously reported amounts for income from operations for the years ended December 31, 2020 and 2019 have been revised to conform to current period presentation. See the ‘Impacts of segment composition change’ and ‘Impacts of marketing expense allocations’ tables below for more information.
(3)    “Unallocated corporate and other” includes corporate support and administrative functions, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Impacts of segment composition change:

	Year Ended December 31,
	2020	2019
	(in thousands)
Impacts on income from operations:
Americas	$(29,285)	$(12,123)
Asia Pacific	(4,512)	(6,497)
EMEA	4,410	(3,240)
Total impact on segment income from operations	$(29,387)	$(21,860)

Unallocated corporate and other	$29,387	$21,860

Impacts of marketing expense allocations:

	Year Ended December 31,
	2020	2019
	(in thousands)
Impacts on income from operations:
Americas	$(9,133)	$(13,546)
Asia Pacific	(10,100)	(13,424)
EMEA	(1,810)	(2,315)
Total impact on segment income from operations	$(21,043)	$(29,285)

Unallocated corporate and other	$21,043	$29,285

The primary drivers of changes in revenues by operating segment were:

	2021 vs. 2020
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Americas	$522,792	60.5%	$219,144	25.4%	$1,463	0.2%	$743,399	86.1%
Asia Pacific	24,881	8.9%	34,987	12.6%	11,777	4.2%	71,645	25.7%
EMEA	89,785	36.8%	11,792	4.8%	10,920	4.5%	112,497	46.2%
Total segment revenues	$637,458	46.0%	$265,923	19.2%	$24,160	1.7%	$927,541	66.9%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

Americas

Revenues. The Americas segment grew revenues 86.1% for the year ended December 31, 2021 compared 2020, as a result of higher volume and higher ASPs in both our wholesale and DTC channels. Volume was up versus prior year as a result of continued increased consumer demand, partially due to the prior year negative impact of COVID-19 on our brick-and-mortar stores. Higher ASPs also contributed to higher sales due mostly to higher pricing and fewer promotions and discounts, primarily in our DTC channel, as well as favorable product mix. Currency fluctuations had an immaterial impact on revenues.

The Americas segment grew in the year ended December 31, 2020, compared to 2019, with significant increases due to both ASP and volume, slightly offset by negative currency fluctuations, primarily in the Brazilian Real. DTC revenues increased 29.4%, primarily due to e-commerce growth, and wholesale revenues increased 42.0%. ASP increased in all channels as a result of less promotional activity, product mix, price increases, and increased sales of charms per shoe, while higher volumes in the

e-commerce component of our DTC channel and wholesale channel more than offset lower volume in the retail component of our DTC channel. This was in part a result of COVID-19-related closures that drove a consumer shift to online shopping.

Income from Operations. During the year ended December 31, 2021, income from operations for our Americas segment was $778.3 million, an increase of $454.8 million, or 140.6% from 2020. Gross profit for the year ended December 31, 2021 increased $544.2 million, or 108.7%, and gross margin increased 700 basis points to 65.0%, compared to the year ended December 31, 2020. Gross profit increased $299.7 million, or 59.9%, due to sales volume increases in both channels, and increased $241.1 million, or 48.2%, due to higher ASP and lower AUC as a result of favorable product mix, including increased sales of charms per shoe, higher prices and fewer promotions and discounts, favorable channel mix, and increased efficiencies in our U.S. distribution network, partially offset by higher inbound freight costs. Immaterial favorable foreign currency fluctuations also increased gross profit.

During the year ended December 31, 2021, SG&A for our Americas segment increased by $89.4 million, or 50.5%, compared to 2020. This was primarily due to an investment in marketing of $50.0 million to support growth, higher compensation and related costs of $24.7 million as a result of increased headcount associated with the growth of the business and the prior year temporary and permanent elimination of certain roles in response to COVID-19, and $14.4 million in facilities costs, mostly associated with variable rent driven by higher retail sales. Additionally, higher services costs of $6.8 million and other costs of $5.6 million resulted predominantly from variable costs associated with higher sales. These increases were offset by lower donations of inventory of $8.3 million as a result of prior year COVID-19 donations to frontline healthcare workers that did not recur in the current year and lower bad debt expense of $3.8 million as a result of the prior year impact of COVID-19 on our distributors and subsequent collections in the current year.

During the year ended December 31, 2020, income from operations for our Americas segment was $323.5 million, an increase of $144.3 million, or 80.5% from 2019. Gross profit for the year ended December 31, 2020 increased $156.9 million, or 45.7%, and gross margin increased 432 basis points to 58.0%, compared to the year ended December 31, 2019. Gross profit increased $119.1 million, or 34.7%, due to higher ASP and lower AUC. ASP increased as a result of channel mix due to higher DTC e-commerce sales, less promotional activity, and favorable product mix. This was further supplemented by lower AUC as a result of product mix, partially offset by channel mix and higher distribution center costs from the expansion of our U.S. distribution center. Gross profit also increased $40.0 million, or 11.6%, due to sales volume. Foreign currency translation decreased gross profit by $2.2 million, or 0.6%.

During the year ended December 31, 2020, SG&A for our Americas segment increased by $12.6 million, or 7.7%, compared to 2019. This was primarily due to an increase in marketing costs of $5.8 million due to higher variable marketing associated with a higher share of e-commerce sales, $8.3 million of inventory donations associated with COVID-19, and an increase in other net costs of $3.5 million, in part due to bad debt expense recognized related to the impact of COVID-19 on our distributors. These increases were offset by a decrease of $5.0 million in compensation expense, primarily due to the temporary closure of, and reduction of store hours at, our retail stores during the year and the permanent elimination of certain roles in response to COVID-19.

Asia Pacific Operating Segment

Revenues. Revenues in our Asia Pacific segment increased in the year ended December 31, 2021 compared to 2020, as a result of volume increases in our wholesale channel driven in part by cycling prior year negative COVID-19 impacts on our distributor markets and ASP increases in both channels, as a result of increased pricing and fewer promotions and discounts. Revenue also increased as a result of fluctuations in foreign currency, including the Korean Won and Chinese Yuan.

The decrease in revenues in our Asia Pacific segment in the year ended December 31, 2020, compared to 2019, was primarily due to lower sales volumes in our wholesale channel and retail component of our DTC channel, as a result of store closures, decreased customer traffic, and lack of tourism, all of which were brought about by the pandemic. An increase in e-commerce DTC revenues partially offset these declines. Foreign currency fluctuations, primarily in the Korean Won, also decreased revenue slightly. Increased ASP, due to channel mix, fewer promotions and discounts, less discounting, and increased sales of charms per shoe, partially offset these declines.

Income from Operations. During the year ended December 31, 2021, income from operations for our Asia Pacific segment was $71.9 million, an increase of $39.1 million, or 119.1%. Gross profit for the year ended December 31, 2021 increased $63.5 million, or 43.7%, while gross margin increased 740 basis points to 59.6%, compared to the year ended December 31, 2020. The increase in gross profit was largely due to higher ASPs and lower AUCs, on a net basis, of $46.7 million, or 32.1%, resulting from price increases and less promotional activity, favorable product mix, and greater purchasing power from currency changes. Higher volume of $8.9 million, or 6.2%, and favorable currency fluctuations of $7.8 million, or 5.4%, also contributed to higher gross profit.

During the year ended December 31, 2021, SG&A for our Asia Pacific segment increased $24.4 million, or 21.7%, compared to the same period in 2020, primarily due to increased investment in marketing of $17.6 million to support growth, an increase in facilities expense of $5.1 million associated with variable rent driven by higher retail sales, an increase in compensation expense and related costs of $4.2 million, and an increase in other net costs, including variable costs associated with revenue growth, of $1.3 million. These increases were partially offset by lower bad debt expense of $2.5 million, primarily from net charges taken in the prior year in response to COVID-19, and prior year inventory donations to healthcare workers and other organizations of $1.4 million, neither of which recurred in 2021.

During the year ended December 31, 2020, income from operations for our Asia Pacific segment was $32.8 million, a decrease of $27.9 million, or 45.9%. Gross profit for the year ended December 31, 2020 decreased $34.0 million, or 19.0%, while gross margin increased 70 basis points to 52.2%, compared to the year ended December 31, 2019. The decrease in gross profit was largely due to lower volume of $33.7 million, or 18.8%, particularly in our wholesale channel, as a result of the lack of tourism in our distributors’ markets and temporary closures of our wholesale partners’ brick-and-mortar stores during the pandemic. Foreign currency fluctuations also decreased gross profit by $1.8 million or 1.0%. Finally, higher ASP, net of AUC, of $3.9 million, due to the shift in direct-to-consumer revenues, was offset by a pandemic-related inventory write-off of $2.4 million.

During the year ended December 31, 2020, SG&A for our Asia Pacific segment decreased $6.1 million, or 5.2%, compared to the same period in 2019. This was due in part to reductions in compensation expense of $3.2 million due to the temporary and permanent elimination of certain roles in response to COVID-19, facilities expense of $3.2 million as a result of store closures in Australia and Hong Kong and COVID-19 related rent abatements, primarily in Singapore, marketing cost of $2.2 million, and travel and related costs of $2.0 million. These decreases were offset by an increase in SG&A from donations of inventory to frontline healthcare workers and other organizations of $1.4 million, higher bad debt expense of $1.2 million, in part due to the impact of COVID-19 on distributor partners, and higher other net costs of $1.9 million.

Europe, Middle East, and Africa Operating Segment

Revenues. Revenues increased for our EMEA segment compared to the year ended December 31, 2020, most significantly as a result of higher volumes in both channels, particularly in wholesale, resulting from increased product demand and cycling prior year negative COVID-19 impacts which further increased the disparity between the two periods. Higher ASPs in all channels, as a result of price increases and fewer promotions and discounts, and favorable foreign currency fluctuations in the Euro also increased revenues.

The increase in revenues for our EMEA segment in the year ended December 31, 2020, compared 2019, was due to increased ASP, primarily in our DTC channel as a result of less discounting, offset in part by lower volumes. Within our DTC channel, e-commerce volume increases of 33.4% were more than offset by retail volume decreases of 36.4%, and wholesale volume decreases of 2.7%, as consumers shifted to online shopping during the pandemic. Negative foreign currency fluctuations in the Russian Ruble, partially offset by positive fluctuations in the Euro, also reduced revenues.

Income from Operations. During the year ended December 31, 2021, income from operations for our EMEA segment was $111.5 million, an increase of $45.6 million, or 69.2%. Gross profit for the year ended December 31, 2021 increased $59.7 million, or 49.5%, and gross margin increased by 110 basis points to 50.6% compared to the year ended December 31, 2020. The increase in our EMEA segment gross profit was due to higher volumes of $42.4 million, or 35.1%, primarily in our wholesale channel, and higher ASPs, supplemented by slightly lower AUCs, of $12.3 million, or 10.2%, as a result of purchasing power gains, favorable product mix, and price increases and fewer promotions and discounts, offset in part by higher freight costs. Favorable foreign currency fluctuations of $5.1 million, or 4.2% also contributed to higher gross profit.

During the year ended December 31, 2021, SG&A for our EMEA segment increased $14.1 million, or 25.8%, compared to the same period in 2020. Additional investments in marketing to support growth of $10.2 million, higher compensation expense and related costs of $3.5 million, and higher facilities and other net costs of $2.2 million were offset in part by $1.8 million lower bad debt expense.

During the year ended December 31, 2020, income from operations for our EMEA segment was $65.9 million, a decrease of $1.1 million, or 1.8%. Gross profit for the year ended December 31, 2020 increased $2.4 million, or 2.0%, and gross margin increased by 60 basis points to 49.5% compared to the year ended December 31, 2019. The decrease in our EMEA segment gross profit was due to lower volumes of $3.6 million, or 3.1%, primarily in the retail component of our DTC channel, and negative foreign currency fluctuations of $1.2 million, or 1.1%. Higher ASP in the e-commerce component of our DTC channel as a result of fewer promotions and discounts and price increases led to a total increase to gross profit of $7.2 million or 6.1%.

During the year ended December 31, 2020, SG&A for our EMEA segment increased $1.3 million, or 2.2%, compared to the same period in 2019, primarily due to increased marketing cost of $2.1 million as a result of higher variable marketing associated with a higher share of e-commerce sales and increased other net costs of $0.7 million, offset by a reduction in compensation expense of $1.5 million.

Unallocated Corporate and Other

During the year ended December 31, 2021, total net costs within ‘Unallocated corporate and other’ increased by $70.6 million, or 33.9%, compared to the same period in 2020. This was primarily driven by an increase in compensation expense of $46.6 million due to increased employee headcount and the related hiring costs and higher variable and executive compensation, as well as higher services costs of $35.2 million as a result of supply chain investments, legal expenses, and costs associated with our pending HEYDUDE Acquisition. We also had higher information technology costs of $10.7 million. These increases were partially offset by prior year impairment charges of $21.1 million, primarily related to a retail location in New York City, that did not recur in the current year, and lower other net costs of $0.8 million.

During the year ended December 31, 2020, total net costs within ‘Unallocated Corporate and Other’ increased by $32.1 million, or 18.2%, compared to the same period in 2019. This increase was primarily due to a $20.0 million impairment to the right-of-use asset and store assets for a retail location in New York City, a $1.1 million impairment to the right-of-use asset for our former corporate headquarters, higher compensation expense of $13.2 million due to higher variable compensation and sales commissions associated with higher revenues, and an increase in facilities expense of $3.0 million due to duplicate rent costs associated with our new corporate headquarters and higher insurance premiums. There were also increases in various other costs, including marketing, of $6.2 million. These higher costs were partially offset by lower supply chain costs of $7.6 million due to the impact of favorable foreign currency on purchasing power and favorable sourcing mix and decreases in travel, professional services, and other costs of $3.8 million.

Store Locations and Digital Sales Percentage

The table below illustrates the overall change in the number of our company-operated retail locations by reportable operating segment:

	December 31, 2020	Opened	Closed	December 31, 2021
Operating segment:
Americas	165	9	1	173
Asia Pacific	137	23	7	153
EMEA	49	1	3	47
Total	351	33	11	373

Digital sales, which includes sales through our company-owned website, third-party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Year Ended December 31,
	2021	2020
Digital sales as a percent of total revenues:
Americas	33.5%	38.5%
Asia Pacific	37.1%	39.2%
EMEA	50.7%	54.8%
Global	36.7%	41.5%

The 2020 digital sales percentages were impacted to some extent by the COVID-19 pandemic, which increased digital penetration when brick-and-mortar stores were closed during such time-frame. Nonetheless, we expect digital sales to continue to increase going forward.

As a result of temporary store closures across the globe due to COVID-19, primarily in the year ended December 31, 2020, we have not presented direct-to-consumer comparable sales.

Liquidity and Capital Resources

Our liquidity position as of December 31, 2021 was:

December 31, 2021
(in thousands)
Cash and cash equivalents	$213,197
Available borrowings	414,725

As of December 31, 2021, we had $213.2 million in cash and cash equivalents and up to $414.7 million in available borrowings under our Revolving Facility. We believe that our cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility and other financing agreements will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months. Additionally, in March 2021 and August 2021, we completed the issuance and sale of $350.0 million aggregate principal amount of 2029 Notes (as defined below) and $350.0 million aggregate principal amount of 2031 Notes (as defined below), respectively. In the year ended December 31, 2021, we repurchased $1.0 billion of shares, including accelerated share repurchases of $300.0 million in the three months ended June 30, 2021 and $500.0 million in the three months ended December 31, 2021. As a result of the HEYDUDE Acquisition, we have suspended our share repurchase program, as described in more detail below.

The consideration for the HEYDUDE Acquisition will be comprised of $2.05 billion in cash and 2,852,280 in Crocs shares. The transaction is expected to close in February 2022, subject to customary closing conditions. To finance the Cash Consideration, in the first quarter of 2022, we expect to enter into the $2.0 billion Term Loan B Credit Agreement, as well as borrow $50.0 million under our Revolving Facility, which we will amend to update certain terms and conditions, including covenants, to be more favorable to the pending HEYDUDE Acquisition. We also intend to exercise the accordion provision to increase our borrowing capacity from $500.0 million to $600.0 million. In 2022, we plan to use excess cash generated by our operations to repay our outstanding debt, including debt incurred to finance a part of the HEYDUDE Acquisition, and, as such, we have suspended our share repurchase program until such time that our gross leverage is under 2.0x. We do not expect this to occur in 2022. See the risk factor under “HEYDUDE Acquisition Risks — The incurrence by us of substantial indebtedness in connection with the financing of the HEYDUDE Acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities, and increase our vulnerability to adverse economic and industry conditions” included in Part I - Item 1A. Risk Factors of this Annual Report on Form 10-K for further information on liquidity risks associated with the HEYDUDE Acquisition.

Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets could each impact our business and liquidity.

Repatriation of Cash

As a global business, we have cash balances in various countries and amounts are denominated in various currencies. Fluctuations in foreign currency exchange rates impact our results of operations and cash positions. Future fluctuations in foreign currencies may have a material impact on our cash flows and capital resources. Cash balances held in foreign countries may have additional restrictions associated with them which could adversely impact our liquidity and our ability to timely access and transfer cash balances between entities.

All of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. As of December 31, 2021, we held $97.7 million of our total $213.2 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. None of the $97.7 million held in international locations is limited by local regulations.

Senior Revolving Credit Facility

In July 2019, Crocs, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Revolving Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders, which provides for a revolving credit facility of $500.0 million, which can be increased by an additional $100.0 million subject to certain conditions (the “Revolving Facility”). Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on (A) a domestic base rate (defined as the highest of (i) the Federal Funds open rate, plus 0.25%, (ii) the Prime Rate, and (iii) the Daily LIBOR rate, plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio, or (B) a LIBOR rate, plus an applicable margin ranging from 1.25% to 1.875% based on our leverage ratio. Borrowings under the Revolving Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Revolving Credit Agreement required us to maintain a minimum interest coverage ratio of 4.00 to 1.00 and a maximum leverage ratio of 3.50 to 1.00 from the quarter ended December 31, 2020 to the quarter ended December 31, 2021. Additionally, the Revolving Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00 and a maximum leverage ratio of 3.25 to 1.00 from the quarter ending March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Revolving Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Revolving Credit Agreement of at least $40.0 million. As of December 31, 2021, we were in compliance with all financial covenants under the Revolving Credit Agreement.

As of December 31, 2021, the total commitments available from the lenders under the Revolving Facility were $500.0 million. At December 31, 2021, we had $85.0 million in outstanding borrowings, which are due when the Revolving Facility matures in July 2024, and $0.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of December 31, 2021 and 2020, we had $414.7 million and $319.4 million, respectively, of available borrowing capacity under the Revolving Facility. See above regarding our plans to amend and increase our borrowing capacity.

Senior Notes Issuances

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

The Notes rank pari passu in right of payment with all of the Company’s existing and future senior debt, including the Revolving Credit Agreement, and are senior in right of payment to any of the Company’s future debt that is, by its term, expressly subordinated in right of payment to the Notes. The Notes are unconditionally guaranteed by each of the Company’s restricted subsidiaries that is a borrower or guarantor under the Revolving Credit Agreement and by each of the Company’s wholly-owned restricted subsidiaries that guarantees any debt of the Company or any guarantor under any syndicated credit facility or capital markets debt in an aggregate principal amount in excess of $25.0 million.

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; declare and pay dividends or repurchase or redeem capital stock or make other restricted payments; declare and pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of December 31, 2021, we were in compliance with all financial covenants under the Indentures.

Consolidated Statements of Cash Flows

Our consolidated statements of cash flows are summarized as follows:

	Year Ended December 31,		$ Change	% Change
	2021	2020	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$567,165	$266,902	$300,263	112.5%
Cash used in investing activities	(55,925)	(41,762)	(14,163)	(33.9)%
Cash used in financing activities	(429,638)	(198,038)	(231,600)	(116.9)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,950)	126	(4,076)	(3234.9)%
Net change in cash, cash equivalents, and restricted cash	$77,652	$27,228	$50,424	185.2%

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for non-cash items and changes in working capital. Cash provided by operating activities increased $300.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This change was driven by higher net income adjusted for non-cash items of $477.2 million, partly offset by a net decrease in operating assets and liabilities of $176.9 million.

Investing Activities. The $14.2 million increase in cash used in investing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily due an increase in the purchases of property, equipment, and software, related to the expansion of our distribution centers.

Financing Activities. The $231.6 million increase in cash used in financing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 resulted primarily from an increase of $829.1 million in repurchases of our common stock, as detailed below, and a decrease in borrowings of $70.0 million, net of repayments, on our Revolving Facility. Additionally, there was an increase of $17.1 million in repurchases of common stock for tax withholding, an increase of $14.2 million in deferred debt issuance costs, primarily related to the Notes issuances, and an increase of cash used in other financing activities of $1.2 million. The overall increase in cash used in financing activities was offset by an increase in proceeds from the Notes issuances of $700.0 million.

Stock Repurchases

On February 20, 2018, the Board approved and authorized a program to repurchase up to $500.0 million of our common stock, and on May 5, 2019, the Board approved an increase to the repurchase authorization of an additional $500.0 million of our common stock. On April 23, 2021, the Board approved a $712.2 million increase to our share repurchase authorization. Additionally, on September 23, 2021, the Board approved an increase of $1.0 billion to our share repurchase authorization. The number, price, structure, and timing of the repurchases are at our sole discretion and may be made depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. The Board of Directors may suspend, modify, or terminate the program at any time without prior notice. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate us to acquire any amount of our common stock. Under Delaware state law, these shares are not retired, and we have the right to resell any of the shares repurchased.

We repurchased 8.2 million shares of our common stock at a cost of $1,000.0 million, including commissions, during the year ended December 31, 2021. This includes 3.2 million shares delivered under the $500.0 million accelerated share repurchase arrangement (“ASR”) entered into in September 2021, 2.9 million shares delivered under the $300.0 million ASR entered into in April 2021, and 0.5 million shares delivered in January 2021 at the conclusion of the purchase period for the ASR entered into in November 2020. Under each ASR, a financial institution delivered shares of our common stock during the purchase period in exchange for an up-front payment. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, was determined based on the volume-weighted average price of our common stock during the purchase period. As of December 31, 2021, we had remaining authorization to repurchase approximately $1,050.0 million of our common stock, subject to restrictions under the agreements governing our indebtedness.

During the year ended December 31, 2020, we repurchased 3.2 million shares of our common stock at a cost of $170.8 million, including commissions. This included 1.5 million shares delivered under a $125.0 million November 2020 ASR.

In 2022, we plan to use excess cash generated by our operations to repay debt, including debt incurred to finance a part of the HEYDUDE Acquisition and, as such, we have suspended our share repurchase program until such time that our gross leverage is under 2.0x. We do not expect this to occur in 2022.

See Note 10 — Equity in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information on our repurchases and repurchase authorizations.

Contractual Obligations

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations. Our material future cash obligations as of December 31, 2021 include the following:

	Less than 1 Year	Thereafter	Total
	(approximately, in thousands)
Debt-related:
Debt obligations (1)	$—	$771,400	$771,400
Interest on debt obligations (2)	30,700	214,700	245,400
Lease-related (3):
Lease obligations	44,900	175,600	220,500
Obligations for leases not yet commenced	1,700	81,400	83,100
Other:
Distribution and logistics obligations (4)	57,700	900	58,600
Total	$135,000	$1,244,000	$1,320,400
(1) Net of $13.6 million of unamortized issuance costs related to the issuance of the Notes.
(2) Represents future interest payment obligations, which are estimated by assuming the amounts outstanding under our Revolving Facility and the interest rates in effect as of December 31, 2021, will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates will vary over time, based on a domestic base rate or LIBOR rate, as described in the “Senior Revolving Credit Facility” section.
(3) Our operating lease obligations consist of leases for real estate, which includes retail, warehouse, distribution center, and office spaces and represent the minimum cash commitment under contract to various third parties for operating lease obligations. For more information on our leases obligations and obligations for leases not yet commenced, refer to Note 6 — Leases in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.
(4) Represents material contractual obligations associated with global distribution and logistics projects.

We also have purchase commitments to our third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $274.9 million. We expect to fulfill our commitments under these agreements in the next twelve months in the normal course of business and are only liable for the portion of the purchase obligations that have been purchased by the third-party manufacturer or manufactured by the vendor, with the remainder cancellable without penalty. Refer to Note 15 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

We had no material off-balance sheet arrangements as of December 31, 2021, other than certain purchase commitments, as described in the preceding paragraph.

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

Our estimated sales returns and allowances are based on customer return history and actual outstanding returns yet to be received. Changes to our estimates for customer returns, allowances, discounts, and rebates may be caused by many factors, including, but not limited to whether customers accept our new styles, customer inventory levels, shipping delays or errors, known or suspected product defects, the seasonal nature of our products, and macroeconomic factors affecting our customers. Historically, actual amounts of customer returns, allowances, discounts, and rebates have not differed significantly from our estimates. A hypothetical 1% increase in our reserves for returns, allowances, discounts, and rebates as of December 31, 2021 would have an immaterial impact on our 2021 revenues.

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

In 2021, we did not record impairments to reduce the net carrying value of certain long-lived assets. In 2020, we recorded non-cash impairments of $20.0 million to reduce the net carrying value of certain long-lived assets to their estimated fair values for a retail store in New York City and $1.1 million for our former corporate headquarters. During 2019, we did not record any impairment charges. See Note 3 — Property and Equipment, Net in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to long-lived asset impairments.

Income Taxes

In 2020, we completed changes to our international legal structure that created an amortizable step-up in tax basis of the intangible asset and a corresponding increase in foreign deferred tax assets based on the fair value of the intellectual property (“IP”). As of December 31, 2021, the related net deferred tax asset is $449.9 million, net of a reserve for uncertain tax positions of $189.9 million. Additionally, during the three months ended December 31, 2021, we completed an intra-entity transfer of certain IP rights primarily to align with current and future international operations. This transfer also resulted in a step-up in tax basis of IP rights and a correlated increase in foreign deferred tax assets based on the fair value of the transferred IP rights. We recorded a deferred tax asset of $40.3 million, net of a reserve for uncertain tax positions of $16.1 million, which resulted in a net deferred tax asset of $24.2 million, and a corresponding foreign deferred income tax benefit. This transaction was executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of this transaction. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain and, therefore, may ultimately differ materially from our actual results.

In order to support and sustain the amortizable tax basis (and associated deferred tax asset, net of uncertain tax position), we must demonstrate economic ownership, including the appropriate authority and expertise to manage the IP owned and serviced in the Netherlands. The determination of economic substance is a judgment that has to be evaluated by management on a continual basis requiring understanding and expertise of local laws of each associated tax jurisdiction. The Netherlands subsidiary serves as the principal Crocs corporate headquarters outside of the U.S. and already performs significant functions in support of the economic ownership of the IP in the Netherlands. In 2021, we undertook many additional activities to align business operations that support the economic substance of the IP in the Netherlands.

We have also recorded certain tax reserves to address potential differences involving our income tax positions. These potential tax liabilities result from the varying application of statutes, rules, regulations and interpretations by different taxing jurisdictions. While our tax position is not uncertain, because of the significant estimates used in the value of certain intellectual property rights, our tax reserves contain assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the costs of the ultimate tax liability or benefit from these matters may be materially more or less than the amount that we estimated.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-U.S. operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S. and foreign subsidiaries. Foreign withholding taxes have not been provided on cumulative undistributed foreign earnings of the non-U.S. subsidiaries as of December 31, 2021, which are considered to be indefinitely reinvested outside of the U.S.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our exposure to market risk includes interest rate fluctuations in connection with our Revolving Facility and certain financial instruments.

Borrowings under our Revolving Facility bear interest at a variable rate based on a domestic base rate or a LIBOR rate, plus an applicable margin, and are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. See the risk factor under “Financial and Accounting Risk — Changes in the method for determining the London Interbank Offered Rate (“LIBOR”) and/or the replacement of LIBOR could adversely affect our results of operations” included in Part I - Item 1A. Risk Factors of this Annual Report on Form 10-K for further information on risks related to our interest rate.

As of December 31, 2021, we had long-term borrowings with a face value of $785.0 million, comprised of $85.0 million of borrowings under the Revolving Facility, the Notes, which carry a fixed rate, and $0.3 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on these variable rate borrowings would have increased interest expense by $0.9 million for the year ended December 31, 2021.

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

An increase of 1% of the value of the USD relative to foreign currencies would have decreased our revenues and income before taxes during the year ended December 31, 2021 by approximately $7.8 million and $1.4 million, respectively. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

We enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of December 31, 2021, the USD notional value of our outstanding foreign currency forward exchange contracts was approximately $147.7 million. The net fair value of these contracts at December 31, 2021 was a liability of $0.2 million. See Part I - Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion of risks to our business and financial results associated with foreign currencies.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of December 31, 2021, a 10% appreciation in the value of the USD would result in a net decrease in the fair value of our derivative portfolio of approximately $0.9 million.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of the impact of the change in foreign exchange rates on our USD consolidated statement of operations for the years ended December 31, 2021 and 2020.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the index to consolidated financial statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a through 15(f) and 15(d) through 15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Crocs, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Denver, Colorado
February 16, 2022

ITEM 9B. Other Information

None.

ITEM 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

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

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021, with the exception of those items listed below.

Securities Authorized for Issuance under Equity Compensation Plans

As shown in the table below, we reserved 1.6 million shares of common stock for future issuance pursuant to exercise of outstanding awards under equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders (3)	1,573,233	$7.78	4,323,301
Equity compensation plans not approved by stockholders	—	—	—
Total	1,573,233	$7.78	4,323,301
(1) The number of shares outstanding includes restricted stock awards and restricted stock units that were outstanding on December 31, 2021 and assumes target performance for performance-based equity awards.
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

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

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
2.1#
Securities Purchase Agreement, dated as of December 22, 2021, by and among: (i) Crocs, Inc.; (ii) Full Fortune Wealth Limited; (iii) Mr. Daniele Guidi; (iv) Full Fortune Intellectual Limited; (v) Full Fortune Worldwide Limited; (vi) Full Fortune Online Limited; (vii) Happy One LLC; (viii) Lucky Top Inc.; (ix) Mr. Alessandro Rosano; and (x) Full Fortune Wealth Limited, in its capacity as representative and agent for Sellers (incorporated by reference to Exhibit 2.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on December 23, 2021).

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

4.3
Indenture (including Form of Global 4.250% Senior Notes due 2029), dated March 12, 2021, by and among Crocs, Inc., the Guarantors party thereto from time to time and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on March 12, 2021).

4.4
Indenture (including Form of Global 4.125% Senior Notes due 2031), dated August 10, 2021, by and among Crocs, Inc. the Guarantors party thereto from time to time and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on August 10, 2021).

10.1	*	Crocs, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 9, 2015).

10.2	*	Andrew Rees Performance-Vested Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 13, 2018).

10.3	*	Form of Performance-Vested Restricted Stock Award (incorporated by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on January 13, 2021).

10.4
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

10.5
First Amendment to Second Amended and Restated Credit Agreement, dated March 26, 2020, among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, the lenders named therein, KeyBank National Association, as syndication agent, and PNC Bank, National Association, as administrative agent (incorporated by reference herein to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed March 30, 2020).

Exhibit Number		Description
10.6
Second Amendment to Second Amended and Restated Credit Agreement, dated November 13, 2020, by and among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, Colorado Footwear C.V., Crocs Europe B.V., the lenders named therein, PNC Capital Markets LLC, as sole bookrunner, cosyndication agent and joint lead arranger, Citibank, N.A., Bank of America, N.A. and KeyBank National Association, each as joint lead arranger and co-syndication agent, and PNC Bank, National Association, as a lender and administrative agent (incorporated by reference herein to Exhibit 10.12 to Crocs, Inc.’s Annual Report on Form 10-K, filed February 23, 2021).

10.7	†
Third Amendment to Second Amended and Restated Credit Agreement, dated July 23, 2021, by and among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, Colorado Footwear C.V., Crocs Europe B.V., the guarantors named therein, the lenders named therein, and PNC Bank, National Association, as administrative agent.

10.8	*	Crocs, Inc. Change of Control Plan (as Amended and Restated) (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on October 4, 2018).

10.9	*
Employment Agreement, dated May 18, 2009, between Crocs, Inc. and Daniel P. Hart (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 5, 2010).

10.10	*	Employment Offer Letter, dated May 13, 2014, between Crocs, Inc. and Andrew Rees (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on May 14, 2014).

10.11	*
Supplement to Offer Letter, dated February 23, 2017, between Crocs, Inc. and Andrew Rees (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.’s Current Report on Form 8-K, filed on March 1, 2017).

10.12	*
Employment Offer Letter, dated August 1, 2018, between Crocs, Inc. and Anne Mehlman (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on August 7, 2018).

10.13	*	Crocs, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 11, 2020).

10.14	*
Employment Offer Letter dated September 10, 2020 between Crocs, Inc. and Michelle Poole (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on September 14, 2020).

10.15	*
Employment Offer Letter, dated January 29, 2020, between Crocs, Inc. and Elaine Boltz (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Quarterly Report on Form 10-Q, filed on April 27, 2021).

21	†	Subsidiaries of the registrant.

23.1	†	Consent of Deloitte & Touche LLP.

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.

32	+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	†	XBRL Taxonomy Extension Schema Document

Exhibit Number		Description
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
* Compensatory plan or arrangement.
# Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
† Filed herewith.
+ Furnished herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 16, 2022.

CROCS, INC. a Delaware Corporation
By:	/s/ ANDREW REES
	Name:	Andrew Rees
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW REES	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2022
Andrew Rees

/s/ ANNE MEHLMAN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2022
Anne Mehlman

/s/ THOMAS J. SMACH	Chairman of the Board	February 16, 2022
Thomas J. Smach

/s/ IAN M. BICKLEY	Director	February 16, 2022
Ian M. Bickley

/s/ RONALD L. FRASCH	Director	February 16, 2022
Ronald L. Frasch

/s/ TRACY GARDNER	Director	February 16, 2022
Tracy Gardner

/s/ CHARISSE FORD HUGHES	Director	February 16, 2022
Charisse Ford Hughes

/s/ BETH J. KAPLAN	Director	February 16, 2022
Beth J. Kaplan

/s/ DOUGLAS J. TREFF	Director	February 16, 2022
Douglas J. Treff

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Crocs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes —Evaluation of the Deferred Tax Asset resulting from Intra-entity Intellectual Property Transactions — Refer to Note 13 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. In 2020, the Company completed a series of transactions resulting in changes to their international legal structure, including the sale of certain intellectual property (“IP”) rights between wholly-owned subsidiaries to the Netherlands. The sale entitles the Netherlands entity to profits resulting from the IP and created an amortizable step-up in tax basis of the intangible asset and a corresponding increase in foreign deferred tax assets based on the fair value of the IP. The related net deferred tax asset is $449.9 million as of December 31, 2021.

In order to support and sustain the amortizable tax basis (and associated deferred tax asset), the Company must demonstrate economic ownership, including the appropriate authority and expertise to manage the IP owned and serviced in the Netherlands. The determination of economic substance is a judgment that has to be evaluated by management on a continual basis requiring understanding and expertise of tax laws of each associated tax jurisdiction. In 2021, the Company undertook many activities to align the business operations that support the economic substance of the IP in the Netherlands.

We identified management’s evaluation of the economic substance necessary to support the ownership and service of the IP and the corresponding deferred tax asset related to this IP as a critical audit matter because of the significant judgments and interpretations of tax laws that were made by management.

We utilized a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists with the appropriate skills and knowledge, when performing audit procedures to evaluate whether management’s judgments in interpreting and applying tax laws were appropriate in determining the substance of the deferred tax asset as of December 31, 2021.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s evaluation of the deferred tax asset resulting from the intra-entity IP transfer included the following, among others:

•We tested the effectiveness of management’s controls over the determination of the economic substance of the IP.

•We evaluated the activities undertaken by the Company to support the economic substance, including determination of the functions performed and the considerations necessary to service the IP.

•With the assistance of our tax specialists, we evaluated the economic substance of the deferred tax asset. Our procedures included the following, among others:
–Obtained the Company’s supporting documentation to assess the technical tax merits applicable to the Netherlands and international transfer pricing standards and evaluated the application of these relevant tax laws in the Company’s recognition determination.
–Evaluated the economic substance of the Company’s deferred tax asset using our knowledge of international, domestic, and local income tax laws, as well as settlement activity from the relevant income tax authorities.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 16, 2022

We have served as the Company’s auditor since 2005.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$2,313,416	$1,385,951	$1,230,593
Cost of sales	893,196	636,003	613,537
Gross profit	1,420,220	749,948	617,056
Selling, general and administrative expenses	737,156	514,753	488,407
Asset impairments	—	21,071	—
Income from operations	683,064	214,124	128,649
Foreign currency losses, net	(140)	(1,128)	(1,323)
Interest income	775	215	601
Interest expense	(21,647)	(6,742)	(8,636)
Other income, net	1,797	510	31
Income before income taxes	663,849	206,979	119,322
Income tax benefit	(61,845)	(105,882)	(175)
Net income	$725,694	$312,861	$119,497
Net income per common share:
Basic	$11.62	$4.64	$1.70
Diluted	$11.39	$4.56	$1.66
Weighted average common shares outstanding:
Basic	62,464	67,386	70,357
Diluted	63,718	68,544	71,771
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$725,694	$312,861	$119,497
Other comprehensive income:
Foreign currency gains (losses), net	(20,484)	2,189	(3,659)
Reclassification of foreign currency translation loss to income (1)	—	(164)	(68)
Total comprehensive income	$705,210	$314,886	$115,770
(1) Represents the reclassification of cumulative foreign currency translation adjustment upon liquidation of foreign subsidiaries during the year ended December 31, 2020, and upon closure of manufacturing operations during the year ended December 31, 2019, both of which are presented within ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$213,197	$135,802
Restricted cash — current	65	1,542
Accounts receivable, net of allowances of $20,715 and $21,093, respectively	182,629	149,847
Inventories	213,520	175,121
Income taxes receivable	22,301	1,857
Other receivables	12,252	10,816
Prepaid expenses and other assets	22,605	17,856
Total current assets	666,569	492,841
Property and equipment, net	108,398	57,467
Intangible assets, net	28,802	37,636
Goodwill	1,600	1,719
Deferred tax assets, net	567,201	350,784
Restricted cash	3,663	1,929
Right-of-use assets	160,768	167,421
Other assets	8,067	8,926
Total assets	$1,545,068	$1,118,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,145	$112,778
Accrued expenses and other liabilities	166,887	126,704
Income taxes payable	16,279	5,038
Current operating lease liabilities	42,932	47,064
Total current liabilities	388,243	291,584
Long-term income taxes payable	219,744	205,974
Long-term borrowings	771,390	180,000
Long-term operating lease liabilities	149,237	146,401
Other liabilities	2,372	4,131
Total liabilities	1,530,986	828,090
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 105.9 million and 105.0 million issued, 58.3 million and 65.9 million shares outstanding, respectively	106	105
Treasury stock, at cost, 47.6 million and 39.1 million shares, respectively	(1,684,262)	(688,849)
Additional paid-in capital	496,036	482,385
Retained earnings	1,279,040	553,346
Accumulated other comprehensive loss	(76,838)	(56,354)
Total stockholders’ equity	14,082	290,633
Total liabilities and stockholders’ equity	$1,545,068	$1,118,723
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	73,306	$103	29,656	$(397,491)	$481,133	$121,215	$(54,652)	$150,308
Adjustments to beginning retained earnings (1)	—	—	—	—	—	(227)	—	(227)
Share-based compensation	—	—	—	—	14,412	—	—	14,412
Exercises of stock options and issuance of restricted stock awards	1,008	1	58	(1,527)	358	—	—	(1,168)
Repurchases of common stock	(6,082)		6,082	(147,190)	—	—	—	(147,190)
Net income	—	—	—	—	—	119,497	—	119,497
Other comprehensive loss	—	—	—	—	—	—	(3,727)	(3,727)
Balance at December 31, 2019	68,232	$104	35,796	$(546,208)	$495,903	$240,485	$(58,379)	$131,905
Share-based compensation	—	—	—	—	16,361	—	—	16,361
Exercises of stock options and issuance of restricted stock awards	836	1	124	(3,059)	1,371	—	—	(1,687)
Repurchases of common stock	(3,212)		3,212	(139,582)	(31,250)	—	—	(170,832)
Net income	—	—	—	—	—	312,861	—	312,861
Other comprehensive income	—	—	—	—	—	—	2,025	2,025
Balance at December 31, 2020	65,856	$105	39,132	$(688,849)	$482,385	$553,346	$(56,354)	$290,633
Share-based compensation	—	—	—	—	38,122	—	—	38,122
Exercises of stock options and issuance of restricted stock awards	716	1	209	(20,119)	235	—	—	(19,883)
Repurchases of common stock	(8,242)	—	8,242	(975,294)	(24,706)	—	—	(1,000,000)
Net income	—	—	—	—	—	725,694	—	725,694
Other comprehensive loss	—	—	—	—	—	—	(20,484)	(20,484)
Balance at December 31, 2021	58,330	$106	47,583	$(1,684,262)	$496,036	$1,279,040	$(76,838)	$14,082
(1) The decrease to beginning retained earnings is as a result of the prior year adoption of new lease accounting standards as of January 1, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$725,694	$312,861	$119,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,976	27,619	24,213
Operating lease cost	58,283	61,583	60,142
Inventory donations	1,264	8,994	109
Provision (recovery) for doubtful accounts, net	(2,629)	5,779	1,566
Share-based compensation	38,122	16,361	14,412
Asset impairments	—	21,071	—
Deferred taxes	(241,283)	(325,061)	(16,259)
Other non-cash items	264	5,307	(2,425)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(35,063)	(47,045)	(15,015)
Inventories	(43,063)	(13,462)	(48,156)
Prepaid expenses and other assets	(6,212)	5,007	(4,012)
Accounts payable	34,868	23,229	6,032
Accrued expenses and other liabilities	38,448	22,358	13,265
Right-of-use assets and operating lease liabilities	(52,752)	(61,178)	(64,313)
Income taxes	19,248	203,479	902
Cash provided by operating activities	567,165	266,902	89,958
Cash flows from investing activities:
Purchases of property, equipment, and software	(55,916)	(42,033)	(36,576)
Proceeds from disposal of property and equipment	6	463	616
Other	(15)	(192)	(276)
Cash used in investing activities	(55,925)	(41,762)	(36,236)
Cash flows from financing activities:
Proceeds from notes issuance	700,000	—	—
Proceeds from bank borrowings	390,000	210,000	315,000
Repayments of bank borrowings	(485,000)	(235,000)	(230,000)
Deferred debt issuance costs	(14,755)	(518)	(1,796)
Dividends — Series A convertible preferred stock (1)	—	—	(2,985)
Repurchases of common stock	(1,000,000)	(170,832)	(147,190)
Repurchases of common stock for tax withholding	(20,119)	(3,060)	(1,527)
Other	236	1,372	(140)
Cash used in financing activities	(429,638)	(198,038)	(68,638)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,950)	126	(569)
Net change in cash, cash equivalents, and restricted cash	77,652	27,228	(15,485)
Cash, cash equivalents, and restricted cash — beginning of year	139,273	112,045	127,530
Cash, cash equivalents, and restricted cash — end of year	$216,925	$139,273	$112,045

Cash paid for interest	$10,210	$6,658	$7,519
Cash paid for income taxes	159,680	20,816	16,050
Accrued purchases of property, equipment, and software	15,831	4,222	15,206
(1) Represents $3.0 million paid to induce conversion of Series A Convertible Preferred Stock to common stock during the year ended December 31, 2019.

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

Basis of Presentation and Consolidation

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and they reflect all adjustments which are necessary for a fair statement of results of operations, financial position, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

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

Certain Blackstone affiliates provide various services to us, including inventory count services, cybersecurity and consulting, and workforce management services. We incurred expenses for services from these affiliates of $2.2 million during the period of Blackstone’s beneficial ownership in 2019. Expenses related to these services are reported in ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

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

Reserves for the risk of physical loss of inventory are estimated based on historical experience and are adjusted based upon physical inventory counts, and they are recorded within ‘Cost of sales’ in our consolidated statements of operations.

Property and Equipment, Net

Property, equipment, furniture, and fixtures are stated at original cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful asset lives. The useful lives are reviewed periodically and range from 2 to 10 years for machinery and equipment and furniture, fixtures and others. Leasehold improvements are stated at cost and amortized on a straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. Depreciation of warehouse- and distribution-related assets is included in ‘Cost of sales’ in our consolidated statements of operations. Depreciation related to retail store, corporate, non-product, and non-manufacturing assets is included in ‘Selling, general and administrative expenses’ in our consolidated statements of operations. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets, and the resulting gain or loss, if any, is reflected in ‘Income from operations’ in the consolidated statements of operations.

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

Certain of our retail store leases include rental payments based upon a percentage of retail sales in excess of a minimum fixed rental. In some cases, there is no fixed minimum rental and the entire rental payment is based upon a percentage of sales. In addition, certain leases include rental payments adjusted periodically for changes in price level indices. We recognize expense for these types of payments as incurred and report them as variable lease expense. See Note 6 — Leases for additional information.

Derivative Foreign Currency Contracts

We enter into forward foreign currency exchange contracts to mitigate the potential impact of foreign currency exchange rate risk. By policy, we do not enter into these contracts for trading purposes or speculation. The fair value of these contracts is reported either as an asset or liability in our consolidated balance sheets. Changes in the fair value of these contracts are recorded in ‘Foreign currency losses, net’ in our consolidated statements of operations. We did not designate any derivative instruments for hedge accounting during any of the periods presented. See Note 8 — Derivative Financial Instruments for further information.

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

Total marketing expenses, inclusive of advertising, production, promotion, and agency expenses, including variable marketing expenses, were $172.7 million, $101.0 million, and $83.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Prepaid advertising and promotional endorsement expenses of $1.2 million and $2.0 million, were included in ‘Prepaid expenses and other assets’ in the consolidated balance sheets at December 31, 2021 and 2020, respectively.

Research, Design, and Development Expenses

We continue to dedicate resources to product design and development based on opportunities we identify in the marketplace. We incurred expenses of $13.7 million, $10.2 million, and $11.8 million in research, design, and development activities for the years ended December 31, 2021, 2020, and 2019, respectively, which are expensed as incurred and are reported in ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

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

Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)

We grant RSAs, service-condition RSUs, performance-condition RSUs, and market-condition RSUs. The grant date fair values of RSAs, service-condition RSUs, and performance-condition RSUs are based on the closing market price of our common stock on the grant date; the grant date fair value and derived service period of market-condition RSUs are estimated using a Monte Carlo simulation valuation model. Our service-condition RSUs vest based on continued service; our performance-condition RSUs vest based on achievement of multiple weighted performance goals, certification of performance achievement by the Compensation Committee of the Board of Directors, and continued service; and our market-condition RSUs vest based on the market price of our stock and continued service. Compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period. For performance-condition RSUs, compensation expense is updated for our expected performance level against performance goals at the end of each reporting period, which involves judgment as to the achievement of certain performance metrics.

See Note 12 — Share-Based Compensation for additional information related to share-based compensation.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. We assess recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and record a loss from impairment if the carrying value is more than its undiscounted cash flows. For assets involved in Crocs’ retail business, the asset group is at the retail store level. As retail store performance will vary in new and existing markets due to many factors, including maturity of the market and brand recognition, we periodically evaluate the fixed assets, leasehold improvements, and right-of-use assets related to our retail locations for impairment. Assets or asset groups to be abandoned are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. See Note 3 — Property and Equipment, Net and Note 6 — Leases for a discussion of impairment losses recorded during the periods presented.

Foreign Currency Losses, Net

Foreign currency losses, net includes realized and unrealized foreign exchange gains and losses resulting from remeasurement and settlement of foreign-currency transactions denominated in a currency other than the functional currency of an entity and realized and unrealized gains and losses on forward foreign currency exchange derivative contracts.

Other Income, Net

Other income, net primarily includes gains and losses associated with activities not directly related to making and selling footwear.

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
2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Simplifying Accounting for Income Taxes

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements, and interim recognition of enactment of tax laws or rate changes. On January 1, 2021, we adopted the guidance. The adoption did not have a material effect on our consolidated financial statements.

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

Business Combinations

In October 2021, the FASB issued new guidance primarily related to the accounting for contract assets and contract liabilities from contracts with customers in a business combination. The standard will be effective for annual reporting periods beginning after December 31, 2022, including interim reporting periods within those periods, with early adoption permitted. We are currently evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

Other Pronouncements

Other new pronouncements issued but not effective until after December 31, 2021 are not expected to have a material impact on our consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

‘Property and equipment, net’ consists of the following:

	December 31,
	2021	2020
	(in thousands)
Leasehold improvements	$64,625	$66,661
Machinery and equipment	53,976	47,107
Furniture, fixtures, and other	20,210	21,817
Construction-in-progress	53,332	8,187
Property and equipment	192,143	143,772
Less: Accumulated depreciation and amortization	(83,745)	(86,305)
Property and equipment, net	$108,398	$57,467

Asset Retirement Obligations

We are contractually obligated, under certain of our lease agreements, to restore certain retail and office facilities back to their original condition. At lease inception, the estimated fair value of these liabilities is recorded along with a related asset. Asset retirement obligations were not material to the consolidated balance sheets in the years ended December 31, 2021 or 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense related to property and equipment, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of sales	$6,234	$3,921	$1,711
Selling, general and administrative expenses	8,708	7,914	7,174
Total depreciation and amortization expense	$14,942	$11,835	$8,885

Disposals of Property and Equipment and Intangible Assets

We recognized net gains on disposals of property and equipment and intangible assets of $0.3 million and $0.2 million, respectively, for the years ended December 31, 2021 and 2019, and a net loss on disposals of property and equipment and intangible assets of $0.3 million for the year ended December 31, 2020, which are included in ‘Selling, general and administrative expenses’ in the consolidated statement of operations.

Additionally, we impaired our leasehold improvement assets for a retail location in the year ended December 31, 2020, as described in Note 7 — Fair Value Measurements.

4. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
In the years ended December 31, 2021 and 2020, there were no changes to our goodwill, which is in our EMEA segment, aside from immaterial changes related to foreign currency translation. At December 31, 2021, accumulated goodwill impairment was $0.8 million.

Intangible Assets, Net

‘Intangible assets, net’ reported in the consolidated balance sheets consist of the following:

	December 31, 2021			December 31, 2020
	Gross	Accum. Amortiz.	Net	Gross	Accum. Amortiz.	Net
	(in thousands)
Intangible assets subject to amortization:
Capitalized software	$128,843	$(104,637)	$24,206	$124,544	$(92,075)	$32,469
Patents, copyrights, and trademarks	4,308	(3,530)	778	3,774	(3,351)	423
Intangible assets not subject to amortization:
In progress	3,739	—	3,739	4,660	—	4,660
Trademarks and other	79	—	79	84	—	84
Total	$136,969	$(108,167)	$28,802	$133,062	$(95,426)	$37,636

At December 31, 2021, the weighted average remaining useful life of intangibles subject to amortization was approximately 5.9 years.

Amortization Expense

Amortization expense related to definite-lived intangible assets, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of sales	$4,779	$3,975	$3,398
Selling, general and administrative expenses	12,255	11,809	11,930
Total amortization expense	$17,034	$15,784	$15,328

Estimated future annual amortization expense of intangible assets is:

As of December 31, 2021
(in thousands)
2022	$6,999
2023	6,280
2024	5,107
2025	3,805
2026	2,132
Thereafter	661
Total	$24,984

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets were:

	December 31,
	2021	2020
	(in thousands)
Accrued compensation and benefits	$62,945	$48,870
Professional services	33,997	18,478
Fulfillment, freight, and duties	15,629	17,868
Sales/use and value added taxes payable	13,049	12,480
Return liabilities	10,342	6,906
Accrued rent and occupancy	7,431	3,818
Royalties payable and deferred revenue	7,425	6,254
Other	16,069	12,030
Total accrued expenses and other liabilities	$166,887	$126,704

6. LEASES

As a result of the COVID-19 pandemic, we received lease concessions from landlords in the form of rent abatements and rent deferrals in the years ended December 31, 2021 and 2020. We chose to implement the policy election provided by the FASB in April 2020 to record rent concessions as if no modification to lease contracts were made, and thus no changes to the lease obligations were recorded in respect to these concessions. In the year ended December 31, 2021, we received $1.4 million of rent abatements, and we had an immaterial amount of outstanding deferred rent as of December 31, 2021. In the year ended December 31, 2020, we received rent abatements of $1.5 million, and we had outstanding deferred rent of $0.4 million as of December 31, 2020.

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the consolidated balance sheets were:

	December 31,
	2021	2020
	(in thousands)
Assets:
Right-of-use assets	$160,768	$167,421
Liabilities:
Current operating lease liabilities	$42,932	$47,064
Long-term operating lease liabilities	149,237	146,401
Total operating lease liabilities	$192,169	$193,465

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ were:

	Year Ended December 31,
	2021	2020
	(in thousands)
Operating lease cost	$58,283	$61,583
Short-term lease cost	7,585	4,898
Variable lease cost	32,490	15,691
Total lease costs	$98,358	$82,172

Other information related to leases, including supplemental cash flow information, consists of:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash paid for operating leases	$61,412	$59,579
Right-of-use assets obtained in exchange for operating lease liabilities	55,035	55,369

The weighted average remaining lease term and discount rate related to our lease liabilities as of December 31, 2021 were 7.1 years and 3.8%, respectively. As of December 31, 2020, the weighted average remaining lease term and discount rate related to our lease liabilities were 6.7 years and 4.4%, respectively.

We also impaired our right-of-use assets for a retail location and our former corporate headquarters in the year ended December 31, 2020, as described in Note 7 — Fair Value Measurements.

Maturities

The maturities of our operating lease liabilities were:

As of December 31, 2021
(in thousands)
2022	$44,898
2023	38,819
2024	25,802
2025	18,934
2026	16,605
Thereafter	75,421
Total future minimum lease payments	220,479
Less: imputed interest	(28,310)
Total operating lease liabilities	$192,169

Leases That Have Not Yet Commenced

As of December 31, 2021, we had significant obligations for a lease not yet commenced related to the expansion of our Americas distribution center in Dayton, Ohio. The total contractual commitment related to the lease, with payments expected to begin in the first quarter of 2022 and continue through September 2032, is approximately $39 million. Additionally, as of December 31, 2021, we had significant obligations for a lease not yet commenced related to the upcoming move of our corporate headquarters within Broomfield, Colorado. The total contractual commitment related to this lease, with regular payments expected to begin in November 2023 and continue through September 2033, is approximately $44 million.

7. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The financial assets and liabilities that are measured and recorded at fair value on a recurring basis consist of our derivative instruments. Our derivative instruments are forward foreign currency exchange contracts. We manage credit risk of our derivative instruments on the basis of our net exposure with our counterparty. All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at December 31, 2021 and 2020. The fair values of our derivative instruments were a liability of $0.2 million and a liability of $0.4 million at December 31, 2021 and 2020, respectively. See Note 8 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. During the year ended December 31, 2021, we completed the issuance and sale of $350.0 million aggregate principal amount of 2029 Notes (as defined below) and $350.0 million aggregate principal amount of 2031 Notes (as defined below), as described in more detail in Note 9 — Long-Term Borrowings. The Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our consolidated balance sheet at face value, less unamortized issuance costs. The carrying and fair values of our revolving credit facilities approximate their carrying values at December 31, 2021 and 2020 based on interest rates currently available to us for similar borrowings. The carrying values and fair values of our borrowing instruments as of December 31, 2021 and 2020 were:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
2029 Notes	$350,000	$346,281	$—	$—
2031 Notes	350,000	341,250	—	—
Revolving credit facilities	85,000	85,000	180,000	180,000

Inventory donations were immaterial during the years ended December 31, 2021 or 2019. During the year ended December 31, 2020, we recorded inventory donations of $9.9 million at fair value within ‘Selling, general and administrative expenses’ in our consolidated statements of operations.

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

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Retail store assets impairment (1)	$—	$2,412	$—
Right-of-use assets impairment (1)	—	18,659	—
Total asset impairments	$—	$21,071	$—
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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of December 31, 2021 or 2020.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the consolidated balance sheets. We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. Changes in fair value are recognized within ‘Foreign currency losses, net’ in the consolidated statements of operations. For the consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, are reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the consolidated balance sheets and were:

	December 31, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$724	$(938)	$794	$(1,225)
Netting of counterparty contracts	(724)	724	(794)	794
Foreign currency forward contract derivatives	$—	$(214)	$—	$(431)

The notional amounts of outstanding forward foreign currency exchange contracts shown below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	December 31, 2021		December 31, 2020
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Singapore Dollar	$43,723	$(296)	$24,211	$457
British Pound Sterling	25,795	104	16,134	(182)
Euro	21,198	162	28,851	(82)
South Korean Won	14,201	(112)	3,741	(56)
Japanese Yen	12,910	80	17,447	(240)
Indian Rupee	10,379	(86)	18,937	(134)
Other currencies	19,481	(66)	9,675	(194)
Total	$147,687	$(214)	$118,996	$(431)

Latest maturity date	January 2022		January 2021

Amounts reported in ‘Foreign currency losses, net’ in the consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Foreign currency transaction gains (losses)	$100	$941	$(356)
Foreign currency forward exchange contracts losses	(240)	(2,069)	(967)
Foreign currency losses, net	$(140)	$(1,128)	$(1,323)

9. LONG-TERM BORROWINGS

Our borrowings were as follows:

		Stated Interest Rate	Effective Interest Rate	December 31,
	Maturity			2021	2020
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$—
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	—
Revolving credit facilities				85,000	180,000
Total face value of long-term borrowings				785,000	180,000
Less:
Unamortized issuance costs				13,610	—
Current portion of borrowings				—	—
Total long-term borrowings				$771,390	$180,000

Senior Revolving Credit Facility

In July 2019, Crocs, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Revolving Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders, which provides for a revolving credit facility of $500.0 million, which can be increased by an additional $100.0 million subject to certain conditions (the “Revolving Facility”). Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on (A) a domestic base rate (defined as the highest of (i) the Federal Funds open rate, plus 0.25%, (ii) the Prime Rate, and (iii) the Daily LIBOR rate, plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio, or (B) a LIBOR rate, plus an applicable margin ranging from 1.25% to 1.875% based on our leverage ratio. Borrowings under the Revolving Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Revolving Credit Agreement required us to maintain a minimum interest coverage ratio of 4.00 to 1.00 and a maximum leverage ratio of 3.50 to 1.00 from the quarter ended December 31, 2020 to the quarter ended December 31, 2021. Additionally, the Revolving Credit Agreement requires us to maintain a minimum interest coverage ratio of 4.00 to 1.00 and a maximum leverage ratio of 3.25 to 1.00 from the quarter ending March 31, 2022 and thereafter (subject to adjustment in certain circumstances). The Revolving Credit Agreement permits (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Revolving Credit Agreement of at least $40.0 million. As of December 31, 2021, we were in compliance with all financial covenants under the Revolving Credit Agreement.

As of December 31, 2021, the total commitments available from the lenders under the Revolving Facility were $500.0 million. At December 31, 2021, we had $85.0 million in outstanding borrowings, which are due when the Revolving Facility matures in July 2024, and $0.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of December 31, 2021 and 2020, we had $414.7 million and $319.4 million, respectively, of available borrowing capacity under the Revolving Facility.

Asia Revolving Credit Facilities

Our revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), matured in May 2021 and provided up to 30.0 million RMB, or $4.7 million using current exchange rates as of May 2021. We renewed the CMBC Facility, effective January 2022. The CMBC Facility now provides a revolving credit facility of up to 10.0 million RMB, or $1.6 million at current exchange rates, and matures in January 2023. For RMB loans under the CMBC Facility, interest is determined at the time of borrowing based on variable rates in effect at that time.

The revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”) provides up to an equivalent of $10.0 million. For RMB loans under the Citibank Facility, interest is based on a National Interbank Funding Center 1-year prime rate, plus 65 basis points. For USD loans under the Citibank Facility, interest is based on a LIBOR rate, plus 1.5%.

We had no borrowings under our Asia revolving facilities during the years ended December 31, 2021 and 2020 or outstanding at December 31, 2021 or 2020.

Senior Notes Issuances

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

The Notes rank pari passu in right of payment with all of the Company’s existing and future senior debt, including the Revolving Credit Agreement, and are senior in right of payment to any of the Company’s future debt that is, by its term, expressly subordinated in right of payment to the Notes. The Notes are unconditionally guaranteed by each of the Company’s restricted subsidiaries that is a borrower or guarantor under the Revolving Credit Agreement and by each of the Company’s wholly-owned restricted subsidiaries that guarantees any debt of the Company or any guarantor under any syndicated credit facility or capital markets debt in an aggregate principal amount in excess of $25.0 million.

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; declare and pay dividends or repurchase or redeem capital stock or make other restricted payments; declare and pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of December 31, 2021, we were in compliance with all financial covenants under the Indentures.

10. EQUITY

Common Stock

We have one class of common stock with a par value of $0.001 per share. There are 250.0 million shares of common stock authorized for issuance. Holders of common stock are entitled to one vote per share on all matters presented to common stockholders.

Common Stock Repurchase Program

On February 20, 2018, the Board of Directors approved and authorized a program to repurchase up to $500.0 million of our common stock. On May 5, 2019, the Board approved an increase to the repurchase authorization of an additional $500.0 million of our common stock. On April 23, 2021, the Board approved a $712.2 million increase to our share repurchase authorization. Additionally, on September 23, 2021, the Board approved an increase of $1,000.0 million to our share repurchase authorization. The number, price, structure, and timing of the repurchases are at our sole discretion and may be made depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. The Board of Directors may suspend, modify, or terminate the program at any time without prior notice. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate us to acquire any amount of our common stock. Under Delaware state law, these shares are not retired, and we have the right to resell any of the shares repurchased.

We repurchased 8.2 million shares of our common stock at a cost of $1,000.0 million, including commissions, during the year ended December 31, 2021. This includes 3.2 million shares delivered under the $500.0 million accelerated share repurchase arrangement (“ASR”) entered into in September 2021, 2.9 million shares delivered under the $300.0 million ASR entered into in April 2021, and 0.5 million shares delivered in January 2021 at the conclusion of the purchase period for the ASR entered into in November 2020. Under each ASR, a financial institution delivered shares of our common stock during the purchase period in exchange for an up-front payment. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, was determined based on the volume-weighted average price of our common stock during the purchase period. The shares received were recorded in the period they were delivered, and the up-front payment was accounted for as a reduction to stockholders’ equity in our consolidated balance sheet in the period the payment was made. As of December 31, 2021, we had remaining authorization to repurchase approximately $1,050.0 million of our common stock, subject to restrictions under the agreements governing our indebtedness.

During the year ended December 31, 2020, we repurchased 3.2 million shares of our common stock at a cost of $170.8 million, including commissions. This included 1.5 million shares delivered under a $125.0 million November 2020 ASR. During the year ended December 31, 2019, we repurchased 6.1 million shares of our common stock at a cost of $147.2 million, including commissions.

Preferred Stock

We have authorized and available for issuance 5.0 million shares of preferred stock. Of these preferred shares, 1.0 million were authorized as Series A Convertible Preferred Stock with a par value of $0.001 per share and none were issued and outstanding as of December 31, 2021.

11. REVENUES

Revenues by reportable operating segment and by channel were:

	Year Ended December 31, 2021
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$727,264	$184,335	$262,395	$87	$1,174,081
Direct-to-consumer (1)	879,748	165,825	93,762	—	1,139,335
Total revenues	$1,607,012	$350,160	$356,157	$87	$2,313,416

	Year Ended December 31, 2020
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$390,930	$133,416	$168,410	$163	$692,919
Direct-to-consumer (1)	472,683	145,099	75,250	—	693,032
Total revenues	$863,613	$278,515	$243,660	$163	$1,385,951

	Year Ended December 31, 2019
	Americas	Asia Pacific	EMEA	Other Businesses	Total
	(in thousands)
Channel:
Wholesale	$275,284	$207,405	$173,480	$58	$656,227
Direct-to-consumer (1)	365,231	140,667	68,468	—	574,366
Total revenues	$640,515	$348,072	$241,948	$58	$1,230,593
(1) Direct-to-consumer revenues consist of sales generated through our company-operated retail stores (previously our “Retail” channel) and company-operated e-commerce websites and third-party e-commerce marketplaces (previously our “E-commerce” channel).

Revenues are recognized in the amount expected to be received in exchange for when control of the products transfers to customers and excludes various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, rebates, and other incentives that may vary in amount, must be estimated, and are reported as a reduction in revenues. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. During the year ended December 31, 2021, we recognized no changes to estimates for wholesale or direct-to-consumer revenues. During the year ended December 31, 2020, we recognized a net increase of $0.6 million to wholesale revenues and an increase of $1.1 million to direct-to-consumer revenues due to changes in estimates related to products transferred to customers in prior periods. During the year ended December 31, 2019, we recognized a net increase of $0.4 million to wholesale revenues and a decrease of $0.1 million to direct-to-consumer revenues due to changes in estimates related to products transferred to customers in prior periods.

We have also elected to expense incremental costs to obtain customer contracts, consisting primarily of commission incentives, when incurred because the related amortization period is short-term. These costs are reported within ‘Selling, general and administrative expenses’ in our consolidated statement of operations.

The following is a description of our principal revenue-generating activities by distribution channel. We have three reportable operating segments and sell our products using two primary distribution channels. For more detailed information about reportable operating segments, see Note 16 — Operating Segments and Geographic Information.

Wholesale Channel

For the majority of wholesale customers, control transfers and revenues are recognized when the product is shipped or delivered from a manufacturing facility or distribution center to the wholesale customer. In certain cases, control of the product transfers and revenues are recognized when the customer receives the product at the designated delivery point. For certain customers, primarily in the Asia Pacific region, cash payment is required in advance of delivery and revenues are recognized upon the transfer of control to the customer. For a small number of customers in the Asia Pacific region, products are sold on consignment and revenues are recognized on a sell-through basis.

We have arrangements that grant certain wholesale customers exclusive licenses, concurrent with the terms of the related distribution agreements, to use our intellectual property in exchange for a sales-based royalty. Sales-based royalty revenues are recognized over the terms of the related license agreements as sales are made by the wholesalers.

Direct-to-Consumer Channel

Direct-to-consumer revenues consist of sales generated through our company-operated retail stores (previously our “Retail” channel) and company-operated e-commerce websites and third-party e-commerce marketplaces (previously our “E-commerce”

channel). We transfer control of products and recognize revenues at company-operated retail stores at the point of sale, in exchange for cash or other payment. For sales made through company-operated e-commerce websites and third-party e-commerce marketplaces, we transfer control and recognize revenues when the product is shipped from the distribution centers, the point at which payment, primarily through debit and credit card and other e-payment methods, is made. A portion of the transaction price charged to our customers is variable, primarily due to promotional discounts or allowances. When recognizing revenues, the amount of revenues associated with expected sales returns is estimated based on historical experience, and adjustments to our estimates are made when the most likely amount of consideration we expect to receive changes.

Contract Liabilities

Contract liabilities consist of advance cash deposits received from wholesale customers to secure product orders in connection with selling seasons and payments received in advance of delivery. As products are shipped and control transfers, we recognize the deferred revenue in ‘Revenues’ in the consolidated statements of operations. At December 31, 2021 and 2020, $0.1 million and $0.7 million, respectively, of deferred revenues associated with advance customer deposits were reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

Refund Liabilities

Refund liabilities, primarily associated with product sales returns, retrospective volume rebates, and early payment discounts are estimated based on an analysis of historical experience, and adjustments to revenues made when the most likely amount of consideration expected changes. At December 31, 2021 and 2020, $10.3 million and $6.9 million, respectively, of refund liabilities, primarily associated with product returns, were reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

12. SHARE-BASED COMPENSATION

Our share-based compensation awards are issued under the 2020 Equity Incentive Plan (“2020 Plan”) and predecessor plan, the 2015 Equity Incentive Plan (“2015 Plan”). Any awards that expire or are forfeited under the 2015 Plan become available for issuance under the 2020 Plan. We account for forfeitures as they occur when calculating share-based compensation expense. The aforementioned plans provide for the issuance of previously unissued common stock in connection with the exercise of stock options and conversion of other share-based awards. As of December 31, 2021, 4.3 million shares of common stock remained available for future issuance under all plans, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

Share-Based Compensation Expense

Pre-tax share-based compensation expense reported in the consolidated statements of operations was:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of sales	$461	$210	$580
Selling, general and administrative expenses	37,661	16,151	13,832
Total share-based compensation expense	$38,122	$16,361	$14,412

Stock Option Activity

Stock option activity during the year ended December 31, 2021 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Outstanding as of December 31, 2020	232	$8.29	5.84	$12,586
Granted	—	—
Exercised	(15)	15.73
Forfeited or expired	—	—
Outstanding as of December 31, 2021	217	$7.78	5.14	$26,076
Exercisable at December 31, 2021	217	$7.78	5.14	$26,076
Vested at December 31, 2021	217	$7.78	5.14	$26,076

No stock options were granted during 2021, 2020, or 2019. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019 was $0.8 million, $0.8 million, and $0.4 million, respectively. During the years ended December 31, 2021, 2020, and 2019, we received $0.2 million, $1.4 million, and $0.4 million cash, respectively, in connection with the exercise of stock options. As of December 31, 2021, we did not have any unrecognized share-based compensation expense related to unvested options.

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

Service-condition RSUs are typically granted on an annual basis and vest over time in three equal annual installments, beginning one year after the grant date. During the years ended December 31, 2021, 2020, and 2019, we granted 0.2 million, 0.6 million, and 0.3 million service-condition RSUs, respectively.

Performance-condition RSUs are typically granted on an annual basis and consist of a performance-based and service-based component. The performance targets and vesting conditions for performance-condition RSUs are based on achievement of multiple weighted performance goals. The number of performance-condition RSUs ultimately awarded may be between 0% and 200%, based on performance. These RSUs vest in three equal annual installments beginning one year after the grant date, pending certification of performance achievement by the Compensation Committee of our Board of Directors and continued service. The fair value of performance-condition awards is based on the closing market price of our common stock on the grant date. Compensation expense, net of forfeitures, is updated for our probable expected performance level against performance goals at the end of each reporting period.

We also periodically grant market-condition RSUs to certain executives. The grant date fair value and derived service period for market-condition RSUs are estimated using a Monte Carlo simulation model. On January 11, 2021, our Board awarded 0.4 million market-condition RSUs to certain senior executives (“January market-condition RSUs”). For the executives to earn the target number of shares, the 30 trading day average of the daily volume weighted average trading price of the common stock must meet or exceed certain performance hurdles. Any earned shares will also be subject to time vesting. When a performance hurdle is met or exceeded, one third of the earned portion of the RSUs will vest immediately, and the remaining two thirds will be subject to the executive’s continued employment, with one third vesting one year later and the remaining one third vesting two years later, but in no case later than the fourth anniversary of the award, in each case, subject to certain change in control provisions. As of December 31, 2021, each of the performance hurdles of the January market-condition RSUs had been met or exceeded.

During the years ended December 31, 2021, 2020, and 2019, we granted 0.6 million, 0.5 million, and 1.0 million performance- and market-condition RSUs, respectively.

RSA and RSU activity during the year ended December 31, 2021 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except fair value data)
Unvested at December 31, 2020	3	$37.79	1,830	$25.25
Granted	5	88.68	774	76.28
Vested	(6)	63.24	(895)	27.79
Forfeited	—	—	(254)	31.67
Unvested at December 31, 2021	2	$105.18	1,455	$49.70

The weighted average grant date fair value of RSAs granted during the years ended December 31, 2021, 2020, and 2019 was $88.68, $38.10, and $20.53 per share, respectively. RSAs vested during the years ended December 31, 2021, 2020, and 2019 consisted entirely of service-condition awards. The total grant date fair value of RSAs vested in the years ended December 31, 2021, 2020, and 2019 was $0.4 million, $0.2 million and $0.2 million, respectively.

As of December 31, 2021, unrecognized share-based compensation expense for RSAs was $0.1 million, which is expected to amortize over a remaining weighted average period of 0.4 years.

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2021, 2020, and 2019 was $76.28, $29.14, and $25.37 per share, respectively. RSUs vested during the year ended December 31, 2021 consisted of 0.4 million service-condition awards and 0.5 million performance- and market-condition awards. RSUs vested during the year ended December 31, 2020 consisted of 0.5 million service-condition awards and 0.4 million performance- and market-condition awards. RSUs vested during the year ended December 31, 2019 consisted of 0.6 million service-condition awards and 0.4 million performance- and market-condition awards. The total grant date fair value of RSUs vested during the years ended December 31, 2021, 2020, and 2019 was $24.9 million, $11.9 million and $9.9 million, respectively.

As of December 31, 2021, unrecognized share-based compensation expenses for service-condition RSUs were $20.4 million and for performance- and market-condition RSUs were $18.5 million, and are expected to amortize over remaining weighted average periods of 1.5 years and 1.8 years, respectively.

13. INCOME TAXES

During the three months ended December 31, 2021, we completed an intra-entity transfer of certain intellectual property rights primarily to align with current and future international operations. This transaction was executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of this transaction. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain, and, therefore, may ultimately differ materially from our actual results.

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

In order to support and sustain the amortizable tax basis (and associated deferred tax asset, net of uncertain tax position), we must demonstrate economic ownership, including the appropriate authority and expertise to manage the intellectual property owned and serviced in the Netherlands. The determination of economic substance is a judgment that has to be evaluated by management on a continual basis requiring understanding and expertise of local laws of each associated tax jurisdiction. The Netherlands subsidiary serves as the principal Crocs corporate headquarters outside of the U.S. and already performs significant functions in support of the economic ownership of the intellectual property in the Netherlands. In 2021, we undertook many additional activities to align business operations that support the economic substance of the intellectual property in the Netherlands.

The transfer resulted in a step-up in tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets based on the fair value of the transferred intellectual property rights. We recorded a deferred tax asset of $40.3 million, net of a reserve for uncertain tax positions of $16.1 million. As such, a net deferred tax asset of $24.2 million was recognized along with a corresponding foreign deferred income tax benefit.

The following table sets forth income before taxes and the expense for income taxes:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Income before taxes:
U.S.	$510,706	$133,574	$58,822
Foreign	153,143	73,405	60,500
Total income before taxes	$663,849	$206,979	$119,322
Income tax expense (benefit):
Current income taxes:
U.S. federal	$94,548	$698	$1,284
U.S. state	28,460	6,577	1,427
Foreign	56,430	211,904	13,373
Total current income taxes	179,438	219,179	16,084
Deferred income taxes:
U.S. federal	791	529	(10,249)
U.S. state	32	(2,381)	(3,579)
Foreign	(242,106)	(323,209)	(2,431)
Total deferred income taxes	(241,283)	(325,061)	(16,259)
Total income tax benefit	$(61,845)	$(105,882)	$(175)

The following table sets forth income reconciliations of the statutory federal income tax rate to actual rates based on income or loss before income taxes:

	Year Ended December 31,
	2021		2020		2019
	(in thousands)
Income tax expense and rate attributable to:
Federal income tax rate	$139,408	21.0%	$43,466	21.0%	$25,058	21.0%
State income tax rate, net of federal benefit	22,952	3.5%	7,231	3.5%	5,983	5.0%
Foreign income tax rate differential	18,890	2.8%	(6,060)	(2.9)%	1,994	1.7%
GILTI, net	14,157	2.1%	7,515	3.6%	7,585	6.4%
Non-deductible / non-taxable items	9,637	1.5%	6,871	3.3%	6,727	5.7%
Change in valuation allowance	(192,337)	(29.0)%	143,012	69.0%	(33,691)	(28.2)%
Foreign tax credits	(19,925)	(3.0)%	(15,904)	(7.7)%	(12,541)	(10.4)%
Research and development credits	(13,104)	(2.0)%	(148)	(0.1)%	(189)	(0.2)%
Uncertain tax positions	21,341	3.2%	200,571	96.9%	278	0.2%
Share-based compensation	(11,930)	(1.8)%	(1,303)	(0.6)%	(2,715)	(2.3)%
Intra-Entity IP Transfer	(41,858)	(6.3)%	(492,470)	(237.9)%	—	—%
Enacted changes in tax law	(9,554)	(1.4)%	—	—%	634	0.5%
Other	478	0.1%	1,337	0.7%	702	0.5%
Effective income tax expense and rate	$(61,845)	(9.3)%	$(105,882)	(51.2)%	$(175)	(0.1)%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table sets forth deferred income tax assets and liabilities as of the date shown:

	December 31,
	2021	2020
	(in thousands)
Non-current deferred tax assets:
Share-based compensation expense	$2,706	$1,934
Accruals, reserves, and other expenses	24,346	16,905
Net operating loss	24,573	26,842
Intangible assets	502,100	493,701
Foreign tax credit	39,442	38,948
Operating lease liabilities	35,755	41,391
Other	5,811	5,601
Valuation allowance	(26,467)	(226,655)
Total non-current deferred tax assets	$608,266	$398,667
Non-current deferred tax liabilities:
Unrealized gain on foreign currency	$—	$(506)
Property and equipment	(12,189)	(13,583)
Right-of-use assets	(28,598)	(33,769)
Other	(278)	(25)
Total non-current deferred tax liabilities	$(41,065)	$(47,883)

During 2021, valuation allowances recorded against deferred tax assets decreased by $200.2 million. The change in the valuation allowance includes $192.3 million related to income tax benefit and $7.9 million that does not impact the tax provision because this amount reflects the cumulative impact of unrecorded tax attributes related to changes in cumulative translation adjustments. During 2020, valuation allowances increased by $147.6 million. The change in the valuation allowance includes $143.0 million related to income tax expense and $4.6 million that does not impact the tax provision because this amount reflects the impact of unrecorded tax attributes related to changes in cumulative translation adjustments.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions, and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. During the three months ended June 30, 2021, a jurisdiction for which we have historically recorded significant valuation allowances enacted a favorable change in the tax law related to net operating loss carryforwards. The change in tax law impacted the assessment of valuation allowances in the jurisdiction as the reversal of existing deferred tax assets would generate indefinite carryforward net operating losses instead of losses with a limited carryforward period. During 2021, valuation allowances recorded against deferred tax assets decreased by $200.2 million.

In certain other jurisdictions, we recorded additional attributes, primarily driven by operational losses recognized based on local tax accounting requirements. These carryforwards were generated in jurisdictions where results indicate it is not more likely than not the deferred tax assets would be realized. We maintain a valuation allowance against the majority of these balances.

During 2021, all U.S. federal tax credits were utilized. We have included in the table above the prior year deferred tax assets related to U.S. federal tax carryforwards, including foreign tax credits and other tax credits, of $5.8 million as of December 31, 2020. We have included in the table above deferred tax assets related to U.S. state tax net operating loss carryforwards, some of which expire at various dates beginning in 2031 and some of which do not expire, of $2.4 million and $3.6 million at December 31, 2021 and 2020, respectively. We have recorded deferred tax assets related to foreign tax carryforwards, including foreign tax credits and net operating losses, which expire starting in 2022 and those which do not expire of $61.5 million and $58.4 million as of December 31, 2021 and 2020, respectively. We maintain a valuation allowance against a portion of the foreign carryforwards and other attributes.

The transition tax in the Tax Act imposed a tax on undistributed and previously untaxed foreign earnings at various tax rates. This tax largely eliminated the differences between the financial reporting and income tax basis of foreign undistributed earnings. Furthermore, as of December 31, 2021, foreign withholding taxes have not been provided on unremitted earnings of subsidiaries operating outside of the U.S. as these amounts are considered to be indefinitely reinvested.

The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Unrecognized tax benefit as of January 1	$206,209	$4,613	$4,511
Additions in tax positions taken in prior period	6,169	519	631
Reductions in tax positions taken in prior period	(963)	(340)	(1,532)
Additions in tax positions taken in current period	23,061	200,947	1,786
Settlements	(763)	(294)	(391)
Lapse of statute of limitations	(342)	(258)	(368)
Cumulative foreign currency translation adjustment	(14,972)	1,022	(24)
Unrecognized tax benefit as of December 31	$218,399	$206,209	$4,613

We recorded a net expense of $21.3 million related to increases in 2021 unrecognized tax benefits combined with amounts effectively settled under audit. Unrecognized tax benefits as of December 31, 2021 relate to tax years that are currently open under the statute of limitation. The primary impact of uncertain tax benefits on the rate reconciliation includes audit settlements, net increases in position changes, and accrued interest expense.

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

Interest and penalties related to income tax liabilities are included in ‘Income tax benefit’ in the consolidated statements of operations. For the years ended December 31, 2021, 2020, and 2019, we recorded approximately $1.0 million, $0.6 million, and $0.4 million, respectively, of penalties and interest. During the year ended December 31, 2021, we released $0.1 million of interest from settlements, lapse of statutes, and change in certainty. The cumulative accrued balance of penalties and interest was $2.0 million, $1.2 million, and $0.7 million, as of December 31, 2021, 2020, and 2019, respectively.

Unrecognized tax benefits of $218.7 million, $205.6 million, and $4.0 million as of December 31, 2021, 2020, and 2019, respectively, if recognized, would reduce the annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

The following table sets forth the tax years subject to examination for the major jurisdictions where we conduct business as of December 31, 2021:

The Netherlands	2009 to 2021
Canada	2014 to 2021
Japan	2014 to 2021
China	2011 to 2021
Singapore	2017 to 2021
United States	2007 to 2021

We are currently under audit in China. U.S. state tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to two years after formal notification to the states. As such, U.S. state income tax returns for us are generally subject to examination for the years 2016 to 2021. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, we do not anticipate a significant change in the total amount of unrecognized tax benefits within the next twelve months.

14. EARNINGS PER SHARE

Basic and diluted EPS for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$725,694	$312,861	$119,497
Denominator:
Weighted average common shares outstanding - basic	62,464	67,386	70,357
Plus: Dilutive effect of stock options and unvested restricted stock units	1,254	1,158	1,414
Weighted average common shares outstanding - diluted	63,718	68,544	71,771

Net income per common share:
Basic	$11.62	$4.64	$1.70
Diluted	$11.39	$4.56	$1.66

For the year ended December 31, 2021, there were less than 0.1 million outstanding shares issued under share-based compensation awards that were anti-dilutive and, therefore, excluded from the calculation of diluted EPS. For the years ended December 31, 2020 and 2019, no outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

15. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2021 and 2020, we had purchase commitments to our third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $274.9 million and $220.8 million, respectively. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

HEYDUDE Acquisition

On December 22, 2021, we entered into a definitive agreement to acquire the HEYDUDE brand (the “HEYDUDE Acquisition”), a privately-owned casual footwear brand, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”). The Securities Purchase Agreement provides that we will purchase all of the issued and outstanding equity securities of HEYDUDE for a purchase price of $2.05 billion in cash (the “Cash Consideration”) and 2,852,280 in Crocs shares to be issued to one of the sellers. The Cash Consideration is subject to adjustment based on, among other things, the cash, indebtedness, transaction expenses, and working capital of HEYDUDE as of the closing of the HEYDUDE Acquisition. The HEYDUDE Acquisition is expected to close in February 2022, subject to customary closing conditions.

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

In the three months ended March 31, 2021, certain costs previously reported within ‘Other Businesses’ were shifted to the Americas, Asia Pacific, and EMEA segments, as applicable, to reflect changes in the way management evaluates segment performance, makes operating decisions, and allocates resources. Additionally, any costs remaining in ‘Other Businesses,’ including depreciation and amortization, had been consolidated into ‘Unallocated corporate and other.’ The previously reported amounts for income from operations for the years ended December 31, 2020 and 2019 have been revised to conform to current period presentation, as shown in the following tables.

In the three months ended June 30, 2021, to reflect changes in the way management evaluates segment performance, makes operating decisions, and allocates resources, and as a response to our incremental investments in marketing in line with our growth, certain marketing expenses previously reported within ‘Unallocated corporate and other’ were shifted to the Americas, Asia Pacific, and EMEA segments, as applicable, to better align these investments with segment profitability. The previously reported amounts for income from operations for the years ended December 31, 2020 and 2019 have been revised to conform to current period presentation, as shown in the following tables.

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues:
Americas	$1,607,012	$863,613	$640,515
Asia Pacific	350,160	278,515	348,072
EMEA	356,157	243,660	241,948
Segment revenues	2,313,329	1,385,788	1,230,535
Other businesses	87	163	58
Total consolidated revenues	$2,313,416	$1,385,951	$1,230,593
Income from operations (1)(2):
Americas	$778,310	$323,512	$179,199
Asia Pacific	71,936	32,830	60,724
EMEA	111,539	65,914	64,771
Total segment income from operations	961,785	422,256	304,694
Reconciliation of segment income from operations to income before income taxes:
Unallocated corporate and other (1)(2)	(278,721)	(208,132)	(176,045)
Total consolidated income from operations	683,064	214,124	128,649
Foreign currency gains (losses), net	(140)	(1,128)	(1,323)
Interest income	775	215	601
Interest expense	(21,647)	(6,742)	(8,636)
Other income, net	1,797	510	31
Income before income taxes	$663,849	$206,979	$119,322
Depreciation and amortization:
Americas	$7,747	$3,528	$3,593
Asia Pacific	1,629	1,138	963
EMEA	1,728	730	793
Total segment depreciation and amortization	11,104	5,396	5,349
Unallocated corporate and other (1)(2)	20,872	22,223	18,864
Total consolidated depreciation and amortization	$31,976	$27,619	$24,213
(1) In the first quarter of 2021, certain costs previously reported within ‘Other Businesses’ were shifted to the Americas, Asia Pacific, and EMEA segments. Additionally, any costs remaining in ‘Other Businesses,’ including depreciation and amortization, have been consolidated into ‘Unallocated corporate and other.’ In the second quarter of 2021, certain marketing expenses previously reported within ‘Unallocated corporate and other’ were shifted to the Americas, Asia Pacific, and EMEA segments. The previously reported amounts for income from operations for the years ended December 31, 2020 and 2019 have been revised to conform to current period presentation. See the ‘Impacts of segment composition change’ and ‘Impacts of marketing expense allocations’ tables below for more information.
(2) Unallocated corporate and other primarily includes corporate support and administrative functions, certain royalty income, costs associated with share-based compensation, research and development, brand marketing, legal, and depreciation and amortization of corporate and other assets not allocated to operating segments.

Impacts of segment composition change:

	Year Ended December 31,
	2020	2019
	(in thousands)
Impacts on income from operations:
Americas	$(29,285)	$(12,123)
Asia Pacific	(4,512)	(6,497)
EMEA	4,410	(3,240)
Total impact on segment income from operations	$(29,387)	$(21,860)

Unallocated corporate and other	$29,387	$21,860

Impacts of marketing expense allocations:

	Year Ended December 31,
	2020	2019
	(in thousands)
Impacts on income from operations:
Americas	$(9,133)	$(13,546)
Asia Pacific	(10,100)	(13,424)
EMEA	(1,810)	(2,315)
Total impact on segment income from operations	$(21,043)	$(29,285)

Unallocated corporate and other	$21,043	$29,285

There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2021, 2020 and 2019. The following table sets forth certain geographical information regarding Crocs’ revenues for the periods as shown:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Location:
United States	$1,507,482	$802,952	$563,473
International (1)	805,934	582,999	667,120
Total revenues	$2,313,416	$1,385,951	$1,230,593
(1) No individual international country represented 10% or more of consolidated revenues in any of the years presented.

The following table sets forth geographical information regarding property and equipment assets as of the dates shown:

	December 31,
	2021	2020
	(in thousands)
Location:
United States	$80,613	$49,527
International (1)	27,785	7,940
Total property and equipment, net	$108,398	$57,467
(1) During the year ended December 31, 2021, property and equipment, net in the Netherlands represented approximately 20% of consolidated property and equipment, net, comprised primarily of property and equipment related to the distribution center in Dordrecht and the warehouses in Rotterdam and Oudenbosch. No other individual country represented 10% or more of consolidated property and equipment, net in any of the years presented.

17. LEGAL PROCEEDINGS

We were subject to an audit by the Brazilian Federal Tax Authorities related to imports of footwear from China between 2010 and 2014. On January 13, 2015, we were notified about the issuance of assessments totaling 14.4 million Brazilian Real (“BRL”), or approximately $2.6 million at current exchange rates, plus interest and penalties, for the period January 2010 through May 2011. We disputed these assessments and asserted defenses to the claims. On February 25, 2015, we received additional assessments totaling 33.3 million BRL, or approximately $6.0 million at current exchange rates, plus interest and penalties, related to the remainder of the audit period. We also disputed these assessments and asserted defenses to these claims in administrative appeals. On August 29, 2017, we received a favorable ruling on our appeal of the first assessment, which dismissed all fines, penalties, and interest. The tax authorities have appealed that decision and we challenged the appeal on both the merits and procedure. Additionally, the second appeal for the remaining assessments was heard on March 22, 2018. That decision was partially favorable for us and resulted in an approximately 38% reduction in principal, penalties, and interest. The tax authorities have appealed that decision, and we filed a response to the tax authorities’ appeal as well as a separate appeal against the unfavorable portion of the ruling. Taking current rulings into consideration, we estimate the remaining principal for these assessments to be $4.5 million at current exchange rates, plus interest and penalties. Should the Brazilian Tax Authority prevail in these final administrative appeals, we may challenge the assessments through the court system, which would likely require the posting of a bond. We have not recorded these items within the consolidated financial statements as it is not possible at this time to predict the timing or outcome of this matter or to estimate a potential amount of loss, if any.

For all other claims and disputes, we have accrued estimated losses of $1.5 million within ‘Accrued expenses and other liabilities’ in our consolidated balance sheet as of December 31, 2021. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses for claims and other disputes. As of December 31, 2021, we estimated that reasonably possible losses could potentially exceed amounts accrued by an immaterial amount.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims, other than as set forth above, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results, and cash flows.

18. EMPLOYEE BENEFIT PLAN

Defined Contribution Plan

We sponsor a qualified defined contribution benefit plan (the “Plan”), covering substantially all of our U.S. employees. The Plan includes a savings plan feature under Section 401(k) of the Internal Revenue Code. We make matching contributions to the plans equal to 100% of the first 3%, and up to 50% of the next 2% of salary contributed by an eligible employee. Participants are vested 100% in our matching contributions when made. Contributions made by us under the Plan were $7.4 million, $4.7 million and $5.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

19. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

	For the Quarter Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
	(in thousands, except per share data)
Revenues	$460,098	$640,773	$625,919	$586,626
Gross profit	253,219	395,181	399,796	372,024
Income from operations	124,686	195,322	203,068	159,988
Net income (1)	98,398	318,954	153,489	154,853
Basic income per common share (2)	$1.50	$5.02	$2.47	$2.63
Diluted income per common share (2)	$1.47	$4.93	$2.42	$2.57
(1) During the three months ended June 30, 2021, a jurisdiction for which we have historically recorded significant valuation allowances enacted a favorable change in the tax law related to net operating loss carryforwards. This change in tax law impacted the assessment of valuation allowances in the jurisdiction. This resulted in a $176.9 million discrete tax benefit for the release of valuation allowances resulting from the enactment of this tax law change.
(2) Basic and diluted income per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not equal the annual amounts presented in the consolidated statements of operations.

	For the Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except per share data)
Revenues	$281,160	$331,549	$361,736	$411,506
Gross profit	134,162	179,933	206,769	229,084
Income from operations	20,812	56,595	72,086	64,631
Net income (1)	11,091	56,551	61,889	183,330
Basic income (loss) per common share (2)	$0.16	$0.84	$0.92	$2.75
Diluted income (loss) per common share (2)	$0.16	$0.83	$0.91	$2.69
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

APPENDIX A
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CROCS, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Year Ended December 31, 2021
Allowance for doubtful accounts	$11,154	$—	$(3,326)	$7,828
Reserve for sales returns and allowances	5,782	148,893	(145,069)	9,606
Reserve for unapplied rebates	4,157	4,678	(5,554)	3,281
Total	$21,093	$153,571	$(153,949)	$20,715
Year Ended December 31, 2020
Allowance for doubtful accounts	$8,276	$5,779	$(2,901)	$11,154
Reserve for sales returns and allowances	5,261	95,740	(95,219)	5,782
Reserve for unapplied rebates	5,260	4,920	(6,023)	4,157
Total	$18,797	$106,439	$(104,143)	$21,093
Year Ended December 31, 2019
Allowance for doubtful accounts	$10,959	$1,566	$(4,249)	$8,276
Reserve for sales returns and allowances	2,741	73,027	(70,507)	5,261
Reserve for unapplied rebates	6,777	6,837	(8,354)	5,260
Total	$20,477	$81,430	$(83,110)	$18,797
(1) Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.