Form 10-Q
period 2022-03-31
Crocs, Inc.
filed 2022-05-05
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

As of April 28, 2022, Crocs, Inc. had 61,575,215 shares of its common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 and our subsequent filings with the Securities and Exchange Commission, including those described in the section entitled “Risk Factors” under Item 1A in this report. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by applicable law.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$660,148	$460,098
Cost of sales	335,224	206,879
Gross profit	324,924	253,219
Selling, general and administrative expenses	206,247	128,533
Income from operations	118,677	124,686
Foreign currency gains (losses), net	480	(504)
Interest income	102	27
Interest expense	(19,252)	(1,632)
Other income (expense), net	(947)	11
Income before income taxes	99,060	122,588
Income tax expense	26,300	24,190
Net income	$72,760	$98,398
Net income per common share:
Basic	$1.22	$1.50
Diluted	$1.19	$1.47
Weighted average common shares outstanding:
Basic	59,823	65,458
Diluted	60,896	66,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$72,760	$98,398
Other comprehensive loss:
Foreign currency translation losses, net	(10,151)	(10,628)
Total comprehensive income	$62,609	$87,770
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$171,969	$213,197
Restricted cash - current	34	65
Accounts receivable, net of allowances of $23,041 and $20,715, respectively	375,750	182,629
Inventories	407,589	213,520
Income taxes receivable	24,536	22,301
Other receivables	16,599	12,252
Prepaid expenses and other assets	42,061	22,605
Total current assets	1,038,538	666,569
Property and equipment, net of accumulated depreciation and amortization of $85,601 and $83,745, respectively	135,649	108,398
Intangible assets, net of accumulated amortization of $112,011 and $108,167, respectively	1,895,980	28,802
Goodwill	642,467	1,600
Deferred tax assets, net	547,733	567,201
Restricted cash	3,365	3,663
Right-of-use assets	199,805	160,768
Other assets	7,123	8,067
Total assets	$4,470,660	$1,545,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,919	$162,145
Accrued expenses and other liabilities	185,969	166,887
Income taxes payable	67,310	16,279
Current borrowings	25,173	—
Current operating lease liabilities	49,414	42,932
Total current liabilities	530,785	388,243
Long-term deferred tax liability	329,950	—
Long-term income taxes payable	226,188	219,744
Long-term borrowings	2,851,256	771,390
Long-term operating lease liabilities	181,065	149,237
Other liabilities	2,246	2,372
Total liabilities	4,121,490	1,530,986
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5.0 million shares authorized including 1.0 million authorized as Series A Convertible Preferred Stock, none outstanding	—	—
Common stock, par value $0.001 per share, 250.0 million shares authorized, 109.2 million and 105.9 million issued, 61.6 million and 58.3 million outstanding, respectively	109	106
Treasury stock, at cost, 47.7 million and 47.6 million shares, respectively	(1,690,312)	(1,684,262)
Additional paid-in capital	774,562	496,036
Retained earnings	1,351,800	1,279,040
Accumulated other comprehensive loss	(86,989)	(76,838)
Total stockholders’ equity	349,170	14,082
Total liabilities and stockholders’ equity	$4,470,660	$1,545,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	58,330	$106	47,583	$(1,684,262)	$496,036	$1,279,040	$(76,838)	$14,082
Share-based compensation	—	—	—	—	8,275	—	—	8,275
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	390	—	75	(6,050)	(142)	—	—	(6,192)
Repurchases of common stock	—	—	—	—	—	—	—	—
Share issuance at Acquisition	2,852	3	—	—	270,393	—	—	270,396
Net income	—	—	—	—	—	72,760	—	72,760
Other comprehensive loss	—	—	—	—	—	—	(10,151)	(10,151)
Balance at March 31, 2022	61,572	$109	47,658	$(1,690,312)	$774,562	$1,351,800	$(86,989)	$349,170

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	65,856	$105	39,132	$(688,849)	$482,385	$553,346	$(56,354)	$290,633
Share-based compensation	—	—	—	—	8,054	—	—	8,054
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	481	1	139	(10,462)	235	—	—	(10,226)
Repurchases of common stock	(1,112)	—	1,112	(84,615)	34,615	—	—	(50,000)
Net income	—	—	—	—	—	98,398	—	98,398
Other comprehensive loss	—	—	—	—	—	—	(10,628)	(10,628)
Balance at March 31, 2021	65,225	$106	40,383	$(783,926)	$525,289	$651,744	$(66,982)	$326,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$72,760	$98,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,895	8,054
Operating lease cost	14,231	14,832
Share-based compensation	8,275	8,054
Other non-cash items	9,695	(1,844)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(130,661)	(81,186)
Inventories	(28,124)	(23,795)
Prepaid expenses and other assets	(14,584)	16,599
Accounts payable, accrued expenses and other liabilities	6,490	6,332
Right-of-use assets and operating lease liabilities	(14,742)	(15,294)
Cash provided by (used in) operating activities	(68,765)	30,150
Cash flows from investing activities:
Purchases of property, equipment, and software	(39,786)	(7,983)
Acquisition of HEYDUDE, net of cash acquired	(2,031,765)	—
Other	85	—
Cash used in investing activities	(2,071,466)	(7,983)
Cash flows from financing activities:
Proceeds from notes issuance	—	350,000
Proceeds from borrowings	2,240,163	40,000
Repayments of borrowings	(85,000)	(220,000)
Deferred debt issuance costs	(49,486)	(7,531)
Repurchases of common stock	—	(50,000)
Repurchases of common stock for tax withholding	(6,288)	(10,462)
Other	95	236
Cash provided by financing activities	2,099,484	102,243
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(810)	(2,437)
Net change in cash, cash equivalents, and restricted cash	(41,557)	121,973
Cash, cash equivalents, and restricted cash—beginning of period	216,925	139,273
Cash, cash equivalents, and restricted cash—end of period	$175,368	$261,246

Non-Cash Investing and Financing Activities:
Accrued purchases of property, equipment, and software	$9,369	$15,502
Share issuance at acquisition	270,396	—
Adjustment Holdback Amount	8,500	—

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

On February 17, 2022, we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”), pursuant to a securities purchase agreement (the “SPA”) entered into on December 22, 2021. HEYDUDE is engaged in the business of distributing and selling casual footwear under the brand name “HEYDUDE.”

Our reportable operating segments include: (i) North America for the Crocs Brand, operating throughout the United States and Canada; (ii) Asia Pacific for the Crocs Brand, operating throughout Asia, Australia, and New Zealand; (iii) Europe, Middle East, Africa, and Latin America (“EMEALA”) for the Crocs Brand; and (iv) the HEYDUDE Brand. See Note 14 — Operating Segments and Geographic Information for additional information.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the three months ended March 31, 2022, other than with respect to the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements and our business combination policy as described in Note 16 — Acquisition of HEYDUDE.

Reclassifications

We have reclassified certain amounts in Note 14 — Operating Segments and Geographic Information to conform to current period presentation.

Use of Estimates

U.S. GAAP requires us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, sales returns, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, valuation allowances, uncertain tax positions, income tax expense, share-based compensation expense, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, depreciation and amortization, and purchase price allocation for the Acquisition, as described in Note 16 — Acquisition of HEYDUDE, are reasonable based on information available at the time they are made. To the extent there are differences between these estimates and actual results, our condensed consolidated financial statements may be materially affected.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Business Combinations

In October 2021, the FASB issued new guidance primarily related to the accounting for contract assets and liabilities from contracts with customers in a business combination. The standard will be effective for annual reporting periods beginning after December 31, 2022, including interim reporting periods within those periods, with early adoption permitted. On January 1, 2022, we early adopted this guidance on a prospective basis. The adoption did not have a material effect on our consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted

New pronouncements issued but not effective until after March 31, 2022 are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued compensation and benefits	$41,487	$62,945
Professional services	30,412	33,997
Fulfillment, freight, and duties	43,780	15,629
Sales/use and value added taxes payable	19,772	13,049
Return liabilities	11,380	10,342
Accrued rent and occupancy	5,622	7,431
Royalties payable and deferred revenue	8,434	7,425
Accrued legal fees	7,249	5,872
Other	17,833	10,197
Total accrued expenses and other liabilities	$185,969	$166,887

4. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	March 31, 2022	December 31, 2021
	(in thousands)
Assets:
Right-of-use assets	$199,805	$160,768
Liabilities:
Current operating lease liabilities	$49,414	$42,932
Long-term operating lease liabilities	181,065	149,237
Total operating lease liabilities	$230,479	$192,169

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations were:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating lease cost	$14,231	$14,832
Short-term lease cost	2,632	1,441
Variable lease cost	4,552	3,648
Total lease costs	$21,415	$19,921

Other information related to leases, including supplemental cash flow information, consists of:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash paid for operating leases	$14,500	$15,426
Right-of-use assets obtained in exchange for operating lease liabilities	13,888	35,552

The weighted average remaining lease term and discount rate related to our lease liabilities as of March 31, 2022 were 7.2 years and 3.6%, respectively. As of March 31, 2021, the weighted average remaining lease term and discount rate related to our lease liabilities were 7.0 years and 4.2%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of March 31, 2022
(in thousands)
2022 (remainder of year)	$38,637
2023	50,403
2024	33,252
2025	22,820
2026	20,504
Thereafter	97,909
Total future minimum lease payments	263,525
Less: imputed interest	(33,046)
Total operating lease liabilities	$230,479

Leases That Have Not Yet Commenced

As of March 31, 2022, we had significant obligations for a lease not yet commenced related to the upcoming move of our corporate headquarters within Broomfield, Colorado. The total contractual commitment related to this lease, with regular payments expected to begin in November 2023 and continue through September 2033, is approximately $44 million.

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at March 31, 2022 and December 31, 2021. The fair values of our derivative instruments were an immaterial asset at March 31, 2022 and an immaterial liability at December 31, 2021. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and current restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. During the three months ended March 31, 2021, we entered into a credit agreement for an aggregate term loan B facility in the principal amount of $2 billion (the “Term Loan B Facility”), as described in more detail in Note 7 — Borrowings. The Term Loan B Facility is classified as Level 1 of the fair value hierarchy. The Notes (as defined below) are also classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The carrying and fair values of our revolving credit facilities approximate their carrying values at March 31, 2022 and December 31, 2021 based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of March 31, 2022 and December 31, 2021 were:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$2,000,000	$1,955,000	$—	$—
2029 Notes	350,000	311,281	350,000	346,281
2031 Notes	350,000	296,625	350,000	341,250
Revolving credit facilities	235,000	235,000	85,000	85,000

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

Counterparty default risk is considered low because the forward contracts that we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of March 31, 2022 or December 31, 2021.

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

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets, were:

	March 31, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$1,917	$(569)	$724	$(938)
Netting of counterparty contracts	(569)	569	(724)	724
Foreign currency forward contract derivatives	$1,348	$—	$—	$(214)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	March 31, 2022		December 31, 2021
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Euro	$27,741	$(211)	$43,723	$(296)
Singapore Dollar	43,323	(180)	25,795	104
Indian Rupee	17,299	190	21,198	162
Japanese Yen	11,126	436	14,201	(112)
British Pound Sterling	10,468	67	12,910	80
South Korean Won	14,359	(18)	10,379	(86)
Other currencies	15,122	1,064	19,481	(66)
Total	$139,438	$1,348	$147,687	$(214)

Latest maturity date	April 2022		January 2022

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Foreign currency transaction losses	$(917)	$(851)
Foreign currency forward exchange contracts gains	1,397	347
Foreign currency gains (losses), net	$480	$(504)

7. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	March 31, 2022	December 31, 2021
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			2,000,000	—
Revolving credit facilities				235,000	85,000
Total face value of long-term borrowings				2,935,000	785,000
Less:
Unamortized issuance costs				63,744	13,610
Current portion of long-term borrowings (1)				20,000	—
Total long-term borrowings				$2,851,256	$771,390
(1) Represents the current portion of the borrowing on the Term Loan B facility.

At March 31, 2022 and December 31, 2021, $13.0 million and $10.4 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

Senior Revolving Credit Facility

In July 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. In February 2022, we amended the Credit Agreement, which, as amended to date, provides for a revolving credit facility of $600.0 million, which can be increased by an additional $400.0 million subject to certain conditions (the “Revolving Facility”). Borrowings under the Credit Agreement bear interest at a variable interest rate based on (A) a Base Rate (defined as the highest of (i) the Overnight Bank Funding Rate (as defined in the Credit Agreement), plus 0.25%, (b) the Prime Rate (as defined in the Credit Agreement), and (c) the Daily Simple SOFR (as defined in the Credit Agreement), plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio or 1.35% to 1.975% for the Daily Simple SOFR based on the leverage ratio, or (B) the Term SOFR Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 1.35% to 1.975% based on our leverage ratio for one-month interest periods and 1.40% to 2.025% based on our leverage ratio for three month interest periods. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2022, the total commitments available from the lenders under the Revolving Facility were $600.0 million. At March 31, 2022, we had $235.0 million in outstanding borrowings, which are due when the Revolving Facility matures in July 2024, and $0.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of March 31, 2022 and December 31, 2021, we had $364.7 million and $414.7 million, respectively, of available borrowing capacity under the Revolving Facility.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the Acquisition.

The Term Loan B Credit Agreement provides for an aggregate term loan B facility in the principal amount of $2.0 billion (the “Term Loan B Facility”), which is secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Credit Agreement and is scheduled to mature on February 17, 2029, subject to certain exceptions set forth in the Term Loan B Credit Agreement. Subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities.

Each term loan borrowing which is an alternate base rate borrowing will bear interest at a rate per annum equal to the Alternate Base Rate (as defined in the Term Loan B Credit Agreement), plus 2.50%. Each term loan borrowing which is a term benchmark borrowing will bear interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Term Loan B Credit Agreement) plus 3.50%.

Outstanding principal of the Term Loan B Facility is payable on the last business day of each March, June, September and December, beginning June 30, 2022, in a quarterly aggregate principal amount of $5.0 million, with the entire remaining principal amount due on February 17, 2029, the maturity date. As of March 31, 2022, the Term Loan B Facility was fully drawn, and there was no available borrowing capacity under the Term Loan B Facility.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2022, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the three months ended March 31, 2022, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”) which provides up to 10.0 million RMB, or $1.6 million at current exchange rates, and matures in January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which provides up to an equivalent of $10.0 million.

As of March 31, 2022, we had borrowings outstanding of $0.5 million on the CMBC Facility, which are due in January 2023 and borrowings outstanding of $4.7 million on the Citibank Facility, which are due in May 2022. We had no borrowings under our Asia revolving facilities during the year ended December 31, 2021 or outstanding at December 31, 2021.

Senior Notes Issuance

In March 2021, the Company completed the issuance and sale of $350.0 million aggregate principal amount of 4.250% Senior Notes due March 15, 2029 (the “2029 Notes”), pursuant to the indenture related thereto (as amended and/or supplemented to date, the “2029 Notes Indenture”). Additionally, in August 2021, the Company completed the issuance and sale of $350.0 million aggregate principal amount of 4.125% Senior Notes due August 15, 2031 (the “2031 Notes”), pursuant to the indenture related thereto (as amended and/or supplemented to date, “the 2031 Notes Indenture” and, together with the 2029 Notes Indenture, the “Indentures” and, each, an “Indenture”). Interest on each of the 2029 Notes and the 2031 Notes (collectively, the “Notes”) is payable semi-annually.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2022, we were in compliance with all financial covenants under the Notes.

8. COMMON STOCK REPURCHASE PROGRAM

During the three months ended March 31, 2022, to prioritize repayments of debt, including debt incurred to finance a part of the Acquisition, we did not repurchase shares of our common stock. During the three months ended March 31, 2021, we repurchased 1.1 million shares of our common stock at a cost of $50.0 million, including commissions. This includes 0.5 million shares received in January 2021 at the conclusion of the purchase period for an accelerated share repurchase agreement we entered into in November 2020.

As of March 31, 2022, we had remaining authorization to repurchase approximately $1,050.0 million of our common stock, subject to restrictions under our Notes, Credit Agreement, and Term Loan B Credit Agreement.

9. REVENUES

Revenues by channel and brand were:

	Three Months Ended March 31, 2022
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$344,258	$86,919	$431,177
Direct-to-consumer (1)	200,967	28,004	228,971
Total revenues	$545,225	$114,923	$660,148

	Three Months Ended March 31, 2021
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$290,039	$—	$290,039
Direct-to-consumer (1)	170,059	—	170,059
Total revenues	$460,098	$—	$460,098
(1) Direct-to-consumer revenues consist of sales generated through our company-operated retail stores, company-operated e-commerce websites, and third-party e-commerce marketplaces.

For information on revenues by reportable operating segment, see Note 14 — Operating Segments and Geographic Information.

10. SHARE-BASED COMPENSATION

Our share-based compensation awards are issued under the 2020 Equity Incentive Plan (“2020 Plan”) and a predecessor plan, the 2015 Equity Incentive Plan (“2015 Plan”). Any awards that expire or are forfeited under the 2015 Plan become available for issuance under the 2020 Plan.

Share-based compensation expense reported in our condensed consolidated statements of operations was:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of sales	$111	$86
Selling, general and administrative expenses	8,164	7,968
Total share-based compensation expense	$8,275	$8,054

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except effective tax rate)
Income before income taxes	$99,060	$122,588
Income tax expense	26,300	24,190
Effective tax rate	26.5%	19.7%

The increase in the effective tax rate for the three months ended March 31, 2022, compared to the same period in 2021, was primarily driven by the prior year realization of deferred tax assets which were subject to a valuation allowance which did not reoccur in the current year. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due differences in income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $212.1 million and $218.4 million at March 31, 2022 and December 31, 2021, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

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

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Numerator:
Net income	$72,760	$98,398
Denominator:
Weighted average common shares outstanding - basic	59,823	65,458
Plus: Dilutive effect of stock options and unvested restricted stock units	1,073	1,390
Weighted average common shares outstanding - diluted	60,896	66,848

Net income per common share:
Basic	$1.22	$1.50
Diluted	$1.19	$1.47

In the three months ended March 31, 2022 and 2021, immaterial outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2022, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $585.5 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

Crocs, Inc. has four reportable operating segments. For the Crocs Brand, we have three reportable operating segments based on the geographic nature of our operations: North America, Asia Pacific, and EMEALA. Beginning in the three months ended March 31, 2022, our HEYDUDE Brand is also a reportable segment. Each of the reportable operating segments derives its revenues from the sale of footwear and accessories to external customers.

Additionally, Crocs ‘Brand corporate’ costs represent operating expense that includes product creation, design, and marketing expenses centrally managed for the Crocs Brand, as well as certain royalty income. Crocs Brand corporate costs are included within the Crocs Brand for presentation purposes to align with the way management views the Company. ‘Enterprise corporate’ costs include global corporate costs associated with both brands, including legal, information technology, human resources, and finance, as well as costs associated with global digital operations.

Each segment’s performance is evaluated based on segment results without allocating Brand corporate or Enterprise corporate expenses. Segment profits or losses include adjustments to eliminate inter-segment sales. Reconciling items between segment income from operations and income from operations consist of unallocated brand and enterprise corporate and other expenses, as well as inter-segment eliminations.

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues:
North America (1)	$319,450	$267,267
Asia Pacific	95,847	82,592
EMEALA (1)	129,921	110,201
Brand corporate (2)	7	38
Total Crocs Brand	545,225	460,098
HEYDUDE Brand (3)	114,923	—
Total consolidated revenues	$660,148	$460,098
Income from operations:
North America (1)	$129,611	$112,693
Asia Pacific	30,106	22,115
EMEALA (1)	34,927	40,019
Brand corporate (2)	(30,709)	(20,008)
Total Crocs Brand	163,935	154,819
HEYDUDE Brand (3)	15,658	—
Reconciliation of total segment income from operations to income before income taxes:
Enterprise corporate (2)	(60,916)	(30,133)
Income from operations	118,677	124,686
Foreign currency gains (losses), net	480	(504)
Interest income	102	27
Interest expense	(19,252)	(1,632)
Other income (expense), net	(947)	11
Income before income taxes	$99,060	$122,588

Depreciation and amortization:
North America (1)	$2,220	$925
Asia Pacific	523	287
EMEALA (1)	724	184
Brand corporate (2)	186	2,749
Total Crocs Brand	3,653	4,145
HEYDUDE Brand (3)	2,444	—
Enterprise corporate (2)	1,798	3,909
Total consolidated depreciation and amortization	$7,895	$8,054
(1) In the first quarter of 2022, certain revenues and expenses associated with our Latin America businesses previously reported in our ‘Americas’ segment were shifted into the ‘EMEA’ segment to better align with how we manage our distributor business. To reflect this change, we renamed our ‘Americas’ segment to ‘North America’ and renamed our ‘EMEA’ segment to ‘EMEALA.’ Additionally, in the second quarter of 2021, certain marketing expenses previously reported within ‘Unallocated corporate and other’ were shifted to the Americas, Asia Pacific, and EMEA segments (see footnote (2) for more information on the current year presentation of costs previously reported in ‘Unallocated corporate and other’). As a result of these changes, the previously reported amounts for revenues, income from operations, and depreciation and amortization for the three months ended March 31, 2021 have been revised to conform to current period presentation. See the ‘Impacts of segment composition change’ and ‘Impacts of marketing expense allocations’ tables below for more information.
(2) In the first quarter of 2022, as a result of the Acquisition, all costs previously reported in “Unallocated corporate and other” were recast between ‘Brand corporate’ costs associated with the Crocs Brand and ‘Enterprise corporate’ costs, each of which is defined in the section preceding the above table. As a result of these changes, the previously reported amounts for income from operations and depreciation and amortization for the three months ended March 31, 2021 have been revised to conform to current period presentation. See the ‘Impacts of brand vs. enterprise recast’ table below for more information.
(3) We acquired HEYDUDE on February 17, 2022 and added the HEYDUDE brand as a new operating segment. Therefore, the amounts shown above represent results during the period from the Acquisition Date through March 31, 2022, and there are no comparative amounts for the three months ended March 31, 2021.

Impacts of segment composition change associated with Latin America:

Three Months Ended March 31, 2021
(in thousands)
Impact on revenues:
Americas (now “North America”)	$(9,142)
EMEA (now “EMEALA”)	9,142

Impact on income from operations:
Americas (now “North America”)	$(3,374)
EMEA (now “EMEALA”)	3,374

Impact on depreciation and amortization:
Americas (now “North America”)	$(18)
EMEA (now “EMEALA”)	18

Impacts of marketing expense allocations:

Three Months Ended March 31, 2021
(in thousands)
Impacts on income from operations:
Americas (now “North America”)	$(2,277)
Asia Pacific	(1,178)
EMEA (now “EMEALA”)	(468)
Total impact on segment income from operations	$(3,923)

Unallocated corporate and other (now in “Brand corporate”)	$3,923

Impacts of brand vs. enterprise recast:

Three Months Ended March 31, 2021
(in thousands)
Impacts on income from operations:
Brand corporate	$(20,008)
Enterprise corporate	(30,133)

Unallocated corporate and other	50,141

Impacts on depreciation and amortization:
Brand corporate	$2,749
Enterprise corporate	3,909

Unallocated corporate and other	(6,658)

15. LEGAL PROCEEDINGS

For legal claims and disputes, we have accrued estimated losses of $0.8 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of March 31, 2022. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of March 31, 2022, we estimated that reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by an immaterial amount.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property, and product liability claims, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results, and cash flows.

16. ACQUISITION OF HEYDUDE

On February 17, 2022, (the “Acquisition Date”), we acquired 100% of the equity of HEYDUDE, pursuant to the SPA. HEYDUDE is engaged in the business of distributing and selling casual footwear under the brand name “HEYDUDE.” The Acquisition allows us to diversify and expand our business by adding a second brand to the Crocs portfolio.

The aggregate preliminary purchase price at the closing of the Acquisition was $2.3 billion. We paid aggregate consideration of $2.05 billion in cash (the “Cash Consideration”), subject to adjustment based on, among other things, the cash, indebtedness, transaction expenses, and working capital of the companies comprising HEYDUDE and their respective subsidiaries as of the Acquisition Date, and issued 2,852,280 shares of the Company’s common stock to one of the sellers (the “Equity Consideration Shares”). The Equity Consideration Shares are subject to a lock-up period beginning on the Acquisition Date and continuing to, and including, the date that is 12 months after the Acquisition Date, provided that (a) on the date that is six months after the Acquisition Date, 50% of the Equity Consideration Shares will be released from the lock-up, and (b) on the date that is twelve months after the Acquisition Date, the remaining 50% of the Equity Consideration Shares will be released from the lock-up.

The Cash Consideration was financed via the Company’s entry into the $2.0 billion Term Loan B Facility and $50.0 million of borrowings under the Revolving Facility. As a result of the Acquisition, HEYDUDE has become wholly owned by Crocs. Accordingly, the results of HEYDUDE are included in our condensed consolidated financial statements from the Acquisition Date and are reported in the HEYDUDE operating segment. HEYDUDE contributed revenue of $114.9 million and income from operations of $15.7 million to our condensed consolidated statement of operations from the Acquisition Date through March 31, 2022.

Purchase Price Allocation

The Acquisition was accounted for in accordance with the ASC Topic 805 Business Combinations. As a result, we have applied acquisition accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the Acquisition Date. For certain assets and liabilities, those fair values were consistent with historical carrying values. The fair value of inventory was determined using both a market approach and a cost approach. With respect to intangible assets, the estimated fair value was based on the Multi Period Excess Earnings approach for the trademark and the distributor method for the customer relationships. These models used primarily Level 2 and Level 3 inputs, including an estimate of future revenues, future cash flows, and discount rates.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the Acquisition Date:

February 17, 2022
(in thousands)
Cash and cash equivalents	$6,232
Accounts receivable, net	69,031
Inventories	171,270
Prepaid expenses and other assets	2,977
Intangible assets	1,870,000
Goodwill	640,497
Right-of-use assets	2,844
Accounts payable	(28,388)
Accrued expenses and other liabilities	(39,618)
Income taxes payable	(32,947)
Long-term deferred tax liability	(329,778)
Long-term income taxes payable	(12,384)
Operating lease liabilities	(2,843)
Net assets acquired	$2,316,893

The purchase consideration for the Acquisition is preliminary. Valuation by management of certain assets and liabilities, is still in process and therefore, the actual fair values may vary significantly from these preliminary estimates. Final valuations are expected to be completed within one year of the Acquisition Date.

Intangible Assets

The components of intangible assets acquired in connection with the Acquisition were as follows:

	Weighted-Average Useful Life	Amortization Method	Estimated Fair Value
			(in thousands)
Customer relationships	15	Straight-line	$300,000
Trademark	Indefinite	—	1,570,000
Total intangible assets			$1,870,000

As a result of the increase in fair value of the identifiable intangible assets, the deferred tax liability was increased by $331.0 million.

Goodwill

The excess of the purchase price over the fair value of the acquired business's net assets represents goodwill. The goodwill amount of $640.5 million largely consists of the acquired workforce and economies of scale resulting from the Acquisition. The total goodwill amount acquired was assigned to the HEYDUDE operating segment. None of the goodwill will be deductible for income tax purposes.

Escrow and Holdback Amounts

Additionally, $125.0 million of the Cash Consideration (the “Escrow Amount”) was placed in an escrow account to partially secure the indemnification obligations of the sellers, which will be released to the sellers, less any amounts that have been released to compensate the Company as provided in the SPA, after the date that is 18 months after the Acquisition Date. No liabilities have been recorded related to the Escrow Amount. Further, $8.5 million of the Cash Consideration (the “Adjustment

Holdback Amount”) was held back and retained as security (but not as the sole source of recovery) for any downward adjustments to the purchase price made in accordance with the SPA. The Adjustment Holdback Amount is included in ‘Accounts payable’ in our condensed consolidated balance sheet.

Acquisition-related Costs

Costs incurred to complete the Acquisition are expensed as incurred and included in ‘Selling, general, and administrative expenses’ in our condensed consolidated statement of operations. During the three months ended March 31, 2022, there were approximately $20.6 million of acquisition-related costs recognized. These costs represent legal, professional, and transaction fees.

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three months ended March 31, 2022 and 2021 combines the historical results of Crocs and HEYDUDE, assuming that the companies were combined as of January 1, 2021 and include business combination accounting effects from the Acquisition, including amortization charges from acquired intangible assets, adjustments to the fair value of inventory, interest expense on the financing transactions used to fund the Acquisition, and Acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenues	$750,477	$573,599
Net income	115,092	6,712

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•On February 17, 2022, (the “Acquisition Date”), we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”), pursuant to a securities purchase agreement (the “SPA”) entered into on December 22, 2021. HEYDUDE is engaged in the business of distributing and selling casual footwear, including footwear under the brand name “HEYDUDE.” On the Acquisition Date, we purchased all of the issued and outstanding equity securities of HEYDUDE. The aggregate preliminary purchase price at the closing of the Acquisition was $2.3 billion. We paid aggregate consideration of $2.05 billion in cash (the “Cash Consideration”), subject to adjustment based on, among other things, the cash, indebtedness, transaction expenses, and working capital of the companies comprising HEYDUDE and their respective subsidiaries as of the Acquisition Date, and issued 2,852,280 shares of our common stock to one of the sellers, which shares are subject to a lock-up. The Cash Consideration was financed via our entry into the $2.0 billion Term Loan B Facility (as defined below) and $50.0 million of borrowings under our Revolving Facility (as defined below). The Acquisition has enabled us to further diversify our product portfolio under two brands. We intend to leverage our global presence, innovative marketing, and scale infrastructure to grow HEYDUDE and to create significant shareholder value. For more information on the Acquisition, refer to Note 16 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.
•The results reported for the HEYDUDE brand herein represent the partial period beginning on the Acquisition Date through March 31, 2022 (the “Partial Period”).
•In response to the ongoing Russia-Ukraine war, we paused our Russia direct-to-consumer (“DTC”) business, as well as imports of product into the country, during the quarter, and we have continued to pay our employees within the country. We have also donated over 200,000 pairs of shoes to Soles for Souls intended for Ukrainian refugees. The pause of our operations in Russia has impacted, and will continue to impact, sales in our Europe, Middle East, Africa, and Latin America (“EMEALA”) segment, but Russia has historically represented a small portion of our global business at less than 3% of consolidated revenues in the year ended December 31, 2021.
•Global industry-wide logistics challenges and global inflation have impacted, and we expect will continue to impact, our business, contributing to incremental freight costs, increased wages, particularly in our distribution centers, and increased raw materials costs. Partial COVID-19-related closures in Vietnam in the fourth quarter of 2021 and first part of the first quarter of 2022 also negatively impacted our supply chain. Further, in April 2022, we have been impacted by similar closures in China. We expect the situation to remain fluid as COVID-19 break-out rates fluctuate, including any deterioration in circumstances related to COVID-19 variants. In the first quarter of 2022, we incurred air freight costs of approximately $25 million of our total $75 million plan for 2022, which has helped mitigate supply delays.

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

First Quarter 2022 Financial and Operational Highlights

Revenues were $660.1 million for the first quarter of 2022, a 43.5% increase compared to the first quarter of 2021. The increase was due to the net effects of: (i) the addition of HEYDUDE Brand revenues of $114.9 million in the Partial Period as a result of the Acquisition, which increased revenues by 25.0%; (ii) higher Crocs Brand average selling prices, driven primarily by reduced promotions and higher pricing, as well as favorable product mix, including increased sales of charms per shoe, which increased revenues by $104.3 million, or 22.6%; (iii) unfavorable changes in exchange rates for the Crocs Brand, which decreased revenues by $14.9 million, or 3.2%, and (iv) lower Crocs Brand unit sales volumes, which decreased revenues by $4.3 million, or 0.9%.

The following were significant developments affecting our businesses and capital structure during the three months ended March 31, 2022:

•We acquired HEYDUDE, which added revenues of $114.9 million for the Partial Period. This represents 17.4% of total consolidated revenues in the three months ended March 31, 2022. HEYDUDE represents a new reportable operating segment.
•Overall, revenues grew 43.5% compared to the first quarter of 2021, with strong growth in all regional segments and channels.
•During the three months ended March 31, 2022, certain revenues and expenses associated with the Crocs Brand Latin America businesses previously reported in our ‘Americas’ segment were shifted into the ‘EMEA’ segment to better align how we manage our distributor business. To reflect this change, we renamed our ‘Americas’ segment to ‘North America’ and renamed our ‘EMEA’ segment to ‘EMEALA.’ Prior period amounts have been revised to conform to current period presentation.
•Within the Crocs Brand, our North America segment revenues grew by 19.5% on both a nominal and constant currency basis, while our EMEALA segment revenues grew by 17.9%, or 26.8% on a constant currency basis, and our Asia Pacific segment revenues grew by 16.0%, or 22.1% on a constant currency basis, compared to the first quarter of 2021.
•Footwear units sold for the Crocs Brand in the first quarter of 2022 were relatively flat at approximately 25.6 million pairs worldwide compared to the first quarter of 2021. We sold 4.0 million pairs of shoes for the HEYDUDE brand in the Partial Period.
•Gross margin was 49.2%, a decrease of 580 basis points from last year’s first quarter. This is inclusive of an approximately 420 basis points impact from adjustments to the fair value of HEYDUDE inventory costs at the Acquisition Date. For more information on the Acquisition, refer to Note 16 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. The remaining decrease in margins resulted from higher freight costs, including air freight, resulting from supply chain disruptions and inflation, offset in part by higher ASPs related to price increases.
•Selling, general and administrative expenses (“SG&A”) was $206.2 million compared to $128.5 million in the first quarter of 2021, as a result of investments in headcount and marketing as we grow the business and Acquisition-related costs. As a percent of revenues, SG&A increased to 31.2% of revenues compared to 27.9% of revenues in the first quarter of 2021.
•Income from operations decreased to $118.7 million from $124.7 million in last year’s first quarter. Net income was $72.8 million, or $1.19 per diluted share, compared to $98.4 million, or $1.47 per diluted share, in last year’s first quarter.
•During the first quarter, we entered into a $2.0 billion Term Loan B Facility to partially fund the Acquisition and borrowed a net $150.0 million under our Revolving Facility, $50.0 million of which was used to partially fund the Acquisition. At March 31, 2022, we had the full $2.0 billion outstanding under the Term Loan B Facility and $364.7 million of available borrowing capacity under our Revolving Facility.

Results of Operations

Three Months Ended March 31,	% Change Favorable (Unfavorable)
2022	2021
(in thousands, except per share, margin, and average selling price data)
Revenues	$660,148	$460,098	43.5%
Cost of sales	335,224	206,879	(62.0)%
Gross profit	324,924	253,219	28.3%
Selling, general and administrative expenses	206,247	128,533	(60.5)%
Income from operations	118,677	124,686	(4.8)%
Foreign currency gains (losses), net	480	(504)	195.2%
Interest income	102	27	277.8%
Interest expense	(19,252)	(1,632)	(1,079.7)%
Other income (expense), net	(947)	11	(8,709.1)%
Income before income taxes	99,060	122,588	(19.2)%
Income tax expense	26,300	24,190	(8.7)%
Net income	$72,760	$98,398	(26.1)%
Net income per common share:
Basic	$1.22	$1.50	(18.7)%
Diluted	$1.19	$1.47	(19.0)%

Gross margin (1)	49.2%	55.0%	(580)	bp
Operating margin (1)	18.0%	27.1%	(910)	bp
Footwear unit sales:
Crocs Brand	25,615	25,908	(1.1)%
HEYDUDE Brand (3)	3,979	—	—%
Average footwear selling price - nominal basis (2):
Crocs Brand	$21.10	$17.64	19.6%
HEYDUDE Brand (3)	$28.90	$—	—%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units, as applicable.
(3) We acquired HEYDUDE on February 17, 2022. Therefore, the amounts shown above represent results during the Partial Period and there are no comparative amounts for the three months ended March 31, 2021.

Revenues By Channel

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2022	2021	Q1 2022-2021	Q1 2022-2021
	(in thousands)
Wholesale:
Crocs Brand	$344,258	$290,039	18.7%	22.9%
HEYDUDE Brand (2)	86,919	—	—%	—%
Total wholesale	431,177	290,039	48.7%	52.9%
Direct-to-consumer:
Crocs Brand	200,967	170,059	18.2%	19.7%
HEYDUDE Brand (2)	28,004	—	—%	—%
Total direct-to-consumer	228,971	170,059	34.6%	36.1%
Total revenues	$660,148	$460,098	43.5%	46.7%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) We acquired HEYDUDE on February 17, 2022. Therefore, the amounts shown above represent results during the Partial Period and there are no comparative amounts for the three months ended March 31, 2021.

Revenues. In the three months ended March 31, 2022, revenues increased compared to the same period in 2021. This was driven by (i) the addition of HEYDUDE Brand revenues of $114.9 million in the Partial Period and (ii) higher average selling price on a constant currency basis (“ASP”) in the Crocs Brand of $104.3 million, or 22.6%, as a result of increased pricing, fewer promotions, and less discounting in all regions. Negative foreign currency changes of $14.9 million, or 3.2%, most significantly in the Euro, decreased Crocs Brand revenues, while volume in the Crocs Brand decreased 0.9%.

Cost of sales. HEYDUDE contributed to over half of the increase in cost of sales, which was in line with the increase in HEYDUDE revenue discussed above and is inclusive of a $27.9 million adjustment to the fair value of inventory at the Acquisition Date. For more information on the Acquisition, refer to Note 16 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. Additionally, in the three months ended March 31, 2022, compared to the same period in 2021, higher average cost per unit on a constant currency basis (“AUC”) for the Crocs Brand of $47.4 million, or 22.9%, was driven mostly by higher freight costs, including air freight of $24.6 million, as well as an inventory write off of $1.8 million as a result of the impact of the Russia-Ukraine war. Negative fluctuations in foreign currency of $6.8 million, or 3.3%, increased Crocs Brand cost of sales, while volume had minimal impact.

Gross profit. Gross margin decreased in the three months ended March 31, 2022 to 49.2%, compared to 55.0% in the same period in 2021, mostly driven by an approximately 420 basis points impact from adjustments to the fair value of HEYDUDE inventory costs at the Acquisition Date. Gross margin was also impacted by higher freight costs as a result of supply chain challenges, which have caused us to use more expensive shipping methods, such as air freight, to satisfy consumer demand, and global inflation, which has broadly led to, among other things, increased freight costs. This was partially mitigated by better sales performance as a result of higher ASPs, as described above.

Gross profit increased $71.7 million, or 28.3%, as a result of the net impact of higher Crocs Brand ASP and higher Crocs Brand AUC, of $56.9 million, or 22.5%. This was offset by lower volume in the Crocs Brand of $5.6 million, or 2.2%, and unfavorable foreign currency changes for the Crocs Brand of $8.1 million, or 3.2%. The HEYDUDE Brand contributed to the remainder of the increase.

Selling, general and administrative expenses. SG&A expenses increased $77.7 million, or 60.5%, in the three months ended March 31, 2022 compared to the same period in 2021. This was due in part to costs associated with the Acquisition, including consulting, legal, and accounting fees, among others, of $20.6 million. Higher salaries and wages, recruiting, commissions, and other compensation costs increased $18.1 million due to increased headcount, including employees associated with

HEYDUDE, as we have grown the Company over the last year. We also continued to invest in marketing to fuel revenue growth, with an increase of $15.6 million, a large portion of which relates to variable marketing and additional investments in our digital business. Other professional services costs increased $8.3 million, due to higher variable costs associated with increased revenues, higher legal costs associated in part with ongoing defense of our intellectual property, and supply chain projects. We had higher bad debt expense of $6.2 million as a result of receivables written off for our Russia business, driven by the war in Ukraine. Other net costs, including facilities expense and information technology costs, increased $8.9 million.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended March 31, 2022, we recognized realized and unrealized net foreign currency gains of $0.5 million, compared to losses of $0.5 million during the three months ended March 31, 2021.

Income tax expense. During the three months ended March 31, 2022, income tax expense increased $2.1 million compared to the same period in 2021. The effective tax rate for the three months ended March 31, 2022 was 26.5% compared to an effective tax rate of 19.7% for the same period in 2021, a 6.8% increase. This increase in the effective rate was driven primarily driven by the prior year realization of deferred tax assets which were subject to a valuation allowance which did not reoccur in the current year. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
	2022	2021	Favorable (Unfavorable)
	(in thousands)
Revenues:
North America (2)	$319,450	$267,267	19.5%	19.5%
Asia Pacific	95,847	82,592	16.0%	22.1%
EMEALA (2)	129,921	110,201	17.9%	26.8%
Brand corporate (3)	7	38	(81.6)%	(81.6)%
Crocs Brand revenues	545,225	460,098	18.5%	21.7%
HEYDUDE Brand revenues	114,923	—	—%	—%
Total consolidated revenues	$660,148	$460,098	43.5%	46.7%

Income from operations:
North America (2)	$129,611	$112,693	15.0%	15.1%
Asia Pacific	30,106	22,115	36.1%	48.3%
EMEALA (2)	34,927	40,019	(12.7)%	(11.3)%
Brand corporate (3)	(30,709)	(20,008)	(53.5)%	(55.1)%
Crocs Brand income from operations	163,935	154,819	5.9%	7.8%
HEYDUDE Brand income from operations	15,658	—	—%	—%
Enterprise corporate (3)	(60,916)	(30,133)	(102.2)%	(102.3)%
Total consolidated income from operations	$118,677	$124,686	(4.8)%	(2.4)%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) In the first quarter of 2022, certain revenues and expenses associated with our Latin America businesses previously reported in our ‘Americas’ segment were shifted into the ‘EMEA’ segment. To reflect this change, we renamed our ‘Americas’ segment to ‘North America’ and renamed our ‘EMEA’ segment to ‘EMEALA.’ Additionally, in the second quarter of 2021, certain marketing expenses previously reported within ‘Unallocated corporate and other’ were shifted to the Americas, Asia Pacific, and EMEA segments (see footnote (2) for more information on the current year presentation of costs previously reported in ‘Unallocated corporate and other’). As a result of these changes, the previously reported amounts for revenues and income from operations for the three months ended March 31, 2021 have been revised to conform to current period presentation. See the ‘Impacts of segment composition change’

and ‘Impacts of marketing expense allocations’ tables below for more information.
(3) In the first quarter of 2022, as a result of the Acquisition, all costs previously reported in “Unallocated corporate and other” were recast between ‘Brand corporate’ costs associated with the Crocs Brand and ‘Enterprise corporate’ costs, each of which is defined in Note 14 — Operating Segments and Geographic Information in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As a result of these changes, the previously reported amounts for income from operations for the three months ended March 31, 2021 have been revised to conform to current period presentation. See the ‘Impacts of brand vs. enterprise recast’ table below for more information.
(4) We acquired HEYDUDE on February 17, 2022 and added the HEYDUDE brand as a new operating segment. Therefore, the amounts shown above represent results during the Partial Period and there are no comparative amounts for the three months ended March 31, 2021.

Impacts of segment composition change associated with Latin America:

Three Months Ended March 31, 2021
(in thousands)
Impact on revenues:
Americas (now “North America”)	$(9,142)
EMEA (now “EMEALA”)	9,142

Impact on income from operations:
Americas (now “North America”)	$(3,374)
EMEA (now “EMEALA”)	3,374

Impacts of marketing expense allocations:

Three Months Ended March 31, 2021
(in thousands)
Impacts on income from operations:
Americas (now “North America”)	$(2,277)
Asia Pacific	(1,178)
EMEA (now “EMEALA”)	(468)
Total impact on segment income from operations	$(3,923)

Unallocated corporate and other (now in “Brand corporate”)	$3,923

Impacts of brand vs. enterprise recast:

Three Months Ended March 31, 2021
(in thousands)
Impacts on income from operations:
Brand corporate	$(20,008)
Enterprise corporate	(30,133)

Unallocated corporate and other	50,141

The primary drivers of changes in revenues by operating segment were:

	Three Months Ended March 31, 2022 vs. 2021
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Crocs Brand:
Americas	$(15,144)	(5.7)%	$67,349	25.2%	$(22)	—%	$52,183	19.5%
Asia Pacific	5,919	7.2%	12,346	14.9%	(5,010)	(6.1)%	13,255	16.0%
EMEA	4,995	4.5%	24,559	22.4%	(9,834)	(8.9)%	19,720	17.9%
HEYDUDE Brand	—	—%	—	—%	—	—%	—	—%
Total segment revenues	$(4,230)	(0.9)%	$104,254	22.6%	$(14,866)	(3.2)%	$85,158	18.5%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

Crocs Brand

North America Operating Segment

Revenues. Americas revenues increased in the three months ended March 31, 2022, compared to the same period in 2021, driven by higher ASP in both channels due to higher pricing. This was partially offset by lower volumes as a result of delays in the arrival of new product introductions driven by supply chain constraints.

Income from Operations. Income from operations for our Americas segment was $129.6 million for the three months ended March 31, 2022, an increase of $16.9 million, or 15.0%, compared to the same period in 2021. Gross profit increased $30.4 million, or 19.4%, as a result of the net impact of higher ASP and AUC, of $39.6 million, or 25.2%. This increase was due to higher prices and fewer promotions and favorable product mix, offset in part by higher freight costs, including air freight. Lower volume of $9.1 million, or 5.7%, partially offset this increase.

SG&A for our Americas segment increased $13.5 million, or 30.5%, during the three months ended March 31, 2022 compared to the same period in 2021. We continued to invest in marketing, which increased by $7.7 million compared to prior year, particularly in our digital business, and employee headcount, with compensation costs increasing by $2.8 million. Facilities expense was higher by $1.3 million, primarily as a result of variable rent associated with an increase in retail sales, and other net costs were higher by $1.7 million, mostly as a result of variable costs associated with higher DTC sales.

Asia Pacific Operating Segment

Revenues. Asia Pacific revenues increased in the three months ended March 31, 2022, compared to the same period in 2021, as a result of higher ASP as a result of higher pricing and less discounting and higher volume, driven by wholesale brick-and-mortar and distributor sales. These increases were partially offset by unfavorable foreign currency changes, primarily in the Korean Won, Japanese Yen, and Indian Rupee.

Income from Operations. Income from operations for the Asia Pacific segment was $30.1 million for the three months ended March 31, 2022, an increase of $8.0 million, or 36.1%, compared to the same period in 2021. Gross profit increased by $11.4 million, or 25.7%. This resulted from growth of $11.9 million, or 26.9%, driven by higher pricing and less discounting, which led to higher ASP. Increases in sales volume contributed $3.0 million, or 6.7%, to the increase in gross profit, while unfavorable changes in foreign currency of $3.5 million, or 7.9%, partially offset these increases.

SG&A for our Asia Pacific segment increased $3.4 million, or 15.2%, during the three months ended March 31, 2022, compared to the same period in 2021, due to investments in marketing of $1.1 million, primarily related to our China business, and employee headcount of $0.8 million, as well as increases in other net costs of $1.5 million, primarily associated with variable costs in line with higher DTC revenues in facilities, contract labor, and outside services costs.

EMEALA Operating Segment

Revenues. In the three months ended March 31, 2022, compared to the same period in 2021, the increase in revenues in our EMEALA segment was driven by increased volume, primarily in our wholesale channel. Additionally, increased ASPs, driven by increased prices and product mix, which was led by an increased share of clogs, also contributed to revenue growth. Significant unfavorable foreign currency fluctuations in the Euro partially offset these increases.

Income from Operations. Income from operations for the EMEALA segment was $34.9 million for the three months ended March 31, 2022, an increase of $5.1 million, or 12.7%, compared to the same period in 2021. Gross profit increased $3.6 million, or 6.6%, due mostly to an impact of $5.4 million, or 9.9% from higher ASP due to increased pricing, offset in part by higher AUC as a result of increased freight costs, including air freight, increased duties as a result of unfavorable sourcing mix driven by COVID-19-related closures in Vietnam, and unfavorable purchasing power. Additionally, gross profit was negatively impacted by an inventory reserve expense of $1.8 million in Russia as a result of the war in Ukraine. Higher volume drove increased gross profit of $2.7 million, or 4.8%. Foreign currency changes, primarily in the Euro, were unfavorable, impacting gross profit by $4.5 million, or 8.1%.

SG&A for our EMEALA segment increased $8.7 million, or 58.2%, during three months ended March 31, 2022, compared to the same period in 2021. Marketing investments increased $1.5 million, primarily in digital marketing. Bad debt expense increased $5.8 million, primarily due to a reserve for unrecoverable receivables for our Russia business, driven by the war in Ukraine. Other net costs increased, including compensation expense and professional services costs, of $1.4 million.

Crocs Brand Corporate

During the three months ended March 31, 2022, total net costs within ‘Brand corporate’ increased $10.7 million, or 53.5%, compared to the same period in 2021, due to higher compensation costs of $3.6 million, inventory donations of $2.0 million, primarily comprised of donations to be distributed to Ukraine refugees, higher services costs of $1.7 million, and higher information technology costs of $0.9 million. Other net costs increased by $0.3 million.

HEYDUDE Brand

For the Partial Period, revenues attributable to HEYDUDE were $114.9 million, with the majority of revenues attributable to our wholesale channel at 75.6%. Overall we sold 4.0 million pairs of shoes in the HEYDUDE Brand during the Partial Period. Income from operations during the Partial Period was $15.7 million and included SG&A costs comprised primarily of marketing, compensation, and amortization expense. Refer to Note 16 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Acquisition.

Enterprise Corporate

During the three months ended March 31, 2022, total net costs within ‘Enterprise corporate’ increased $30.8 million, or 102.2%, compared to the same period in 2021, due primarily to costs associated with the Acquisition, including consulting, legal, and accounting fees, among others, of $20.6 million. There were also higher other professional service costs of $4.6 million, higher compensation and related costs of $4.3 million and increases in other net costs, including information technology costs, of $1.3 million.

Crocs Brand Store Locations and Digital Sales Percentage

The tables below illustrate the overall change in the number of our Crocs Brand company-operated retail locations by reportable operating segment for the three months ended March 31, 2022:

	December 31, 2021	Opened	Closed	March 31, 2022
Company-operated retail locations:
North America	173	2	—	175
Asia Pacific	153	1	1	153
EMEALA	47	1	4	44
Total	373	4	5	372

Digital sales, which includes sales through our company-owned websites, third party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Three Months Ended March 31,
	2022	2021
Digital sales as a percent of total revenues:
Crocs Brand	32.8%	32.3%
HEYDUDE Brand (1)	25.9%	—%
Total (2)	31.6%	32.3%
(1) We acquired HEYDUDE on February 17, 2022. Therefore, the amounts shown above represent results during the Partial Period and there are no comparative amounts for the three months ended March 31, 2021.
(2) For the three months ended March 31, 2021, the digital sales as a percent of total revenues represents the Crocs Brand.

Direct-to-consumer (“DTC”) comparable sales for the Crocs Brand are as follows:

	Constant Currency (1)
	Three Months Ended March 31,
	2022	2021
Direct-to-consumer comparable sales: (2)
Crocs Brand	16.6%	71.1%
(1) Reflects period over period change on a constant currency basis, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) Comparable store status, as included in the DTC comparable sales figures above, is determined on a monthly basis. Comparable store sales include the revenues of stores that have been in operation for more than twelve months. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion, or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure and in the same month in the following year. Location closures in excess of three months are excluded until the thirteenth month post re-opening. E-commerce comparable revenues are based on same site sales period over period.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of March 31, 2022 was:

March 31, 2022
(in thousands)
Cash and cash equivalents	$171,969
Available borrowings	371,132

As of March 31, 2022, we had $172.0 million in cash and cash equivalents and up to $371.1 million of available borrowings, including $364.7 million of remaining borrowing availability under the Revolving Facility and $6.4 million of remaining borrowing availability under the Asia Revolving Facilities (as defined below). As of March 31, 2022, the Term Loan B Facility was fully drawn at $2.0 billion, and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

We completed the Acquisition on February 17, 2022. The consideration for the Acquisition was comprised of $2.05 billion in Cash Consideration and 2,852,280 of Crocs shares. To finance a portion of the Cash Consideration, we entered into the $2.0 billion Term Loan B Facility and borrowed $50.0 million under our Revolving Facility. We also exercised the accordion provision for our Revolving Facility to increase our borrowing capacity from $500.0 million to $600.0 million. In 2022, we plan to use excess cash generated by our operations to begin to repay our outstanding debt, and, as such, we have suspended our share repurchase program.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. without incurring additional U.S. federal income taxes. As of March 31, 2022, we held $83.9 million of our total $172.0 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. The repatriation of the $83.9 million, held in international locations is not limited by local regulations.

Senior Revolving Credit Facility

In July 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. In February 2022, we amended the Credit Agreement, which, as amended to date, provides for a revolving credit facility of $600.0 million, which can be increased by an additional $400.0 million subject to certain conditions (the “Revolving Facility”). Borrowings under the Credit Agreement bear interest at a variable interest rate based on (A) a Base Rate (defined as the highest of (i) the Overnight Bank Funding Rate (as defined in the Credit Agreement), plus 0.25%, (b) the Prime Rate (as defined in the Credit Agreement), and (c) the Daily Simple SOFR (as defined in the Credit Agreement), plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio or 1.35% to 1.975% for the Daily Simple SOFR based on the leverage ratio, or (B) the Term SOFR Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 1.35% to 1.975% based on our leverage ratio for one-month interest periods and 1.40% to 2.025% based on our leverage ratio for three month interest periods. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2022, the total commitments available from the lenders under the Revolving Facility were $600.0 million. At March 31, 2022, we had $235.0 million in outstanding borrowings, which are due when the Revolving Facility matures in July 2024, and $0.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of March 31, 2022 and December 31, 2021, we had $364.7 million and $414.7 million, respectively, of available borrowing capacity under the Revolving Facility.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the Acquisition.

The Term Loan B Credit Agreement provides for an aggregate term loan B facility in the principal amount of $2.0 billion (the “Term Loan B Facility”), which is secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Credit Agreement and is scheduled to mature on February 17, 2029, subject to certain exceptions set forth in the Term Loan B Credit Agreement. Subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities.

Each term loan borrowing which is an alternate base rate borrowing will bear interest at a rate per annum equal to the Alternate Base Rate (as defined in the Term Loan B Credit Agreement), plus 2.50%. Each term loan borrowing which is a term benchmark borrowing will bear interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Term Loan B Credit Agreement) plus 3.50%.

Outstanding principal of the Term Loan B Facility is payable on the last business day of each March, June, September and December, beginning June 30, 2022, in a quarterly aggregate principal amount of $5.0 million, with the entire remaining principal amount due on February 17, 2029, the maturity date. As of March 31, 2022, the Term Loan B Facility was fully drawn, and there was no available borrowing capacity under the Term Loan B Facility.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2022, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the three months ended March 31, 2022, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”) which provides up to 10.0 million RMB, or $1.6 million at current exchange rates, and matures in January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which provides up to an equivalent of $10.0 million (together, the “Asia Revolving Facilities”).

As of March 31, 2022, we had borrowings outstanding of $0.5 million on the CMBC Facility, which are due in January 2023 and borrowings outstanding of $4.7 million on the Citibank Facility, which are due in May 2022. We had no borrowings under our Asia revolving facilities during the year ended December 31, 2021 or outstanding at December 31, 2021.

Senior Notes Issuance

In March 2021, the Company completed the issuance and sale of $350.0 million aggregate principal amount of 4.250% Senior Notes due March 15, 2029 (the “2029 Notes”), pursuant to the indenture related thereto (as amended and/or supplemented to date, the “2029 Notes Indenture”). Additionally, in August 2021, the Company completed the issuance and sale of $350.0 million aggregate principal amount of 4.125% Senior Notes due August 15, 2031 (the “2031 Notes”), pursuant to the indenture related thereto (as amended and/or supplemented to date, “the 2031 Notes Indenture” and, together with the 2029 Notes Indenture, the “Indentures” and, each, an “Indenture”). Interest on each of the 2029 Notes and the 2031 Notes (collectively, the “Notes”) is payable semi-annually.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2022, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Three Months Ended March 31,		$ Change	% Change
	2022	2021	Favorable (Unfavorable)
	(in thousands)
Cash provided by (used in) operating activities	$(68,765)	$30,150	$(98,915)	(328.1)%
Cash used in investing activities	(2,071,466)	(7,983)	(2,063,483)	(25,848.5)%
Cash provided by financing activities	2,099,484	102,243	1,997,241	(1,953.4)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(810)	(2,437)	1,627	66.8%
Net change in cash, cash equivalents, and restricted cash	$(41,557)	$121,973	$(163,530)	(134.1)%

Operating Activities. Cash used in operating activities consists of net income adjusted for noncash items and changes in working capital. Cash used in operating activities increased $98.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven by increases in operating assets and liabilities of $84.3 million and lower net income, adjusted for non-cash items, of $14.6 million.

Investing Activities. There was a $2,063.5 million increase in cash used in investing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase is primarily due to the Cash Consideration for the Acquisition, net of cash acquired and $8.5 million of the Cash Consideration that was held back and retained as security (but not as the sole source of recovery) for any downward adjustments to the purchase price made in accordance with the SPA. Refer to Note 16 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Financing Activities. Cash provided by financing activities increased by $1,997.2 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $2,200.2 million in proceeds from borrowings, which includes borrowings under the Term Loan B Facility, Revolving Facility, and the Asia Revolving Facilities. Additionally, we had a decrease of $135.0 million in repayments of borrowings, a decrease of $50.0 million in repurchases of common stock, and a decrease of $4.1 million in repurchases of common stock for tax withholding. The overall increase was offset by a $350.0 million decrease in proceeds from the 2029 Notes issuance that occurred in the three months ended March 31, 2021 that did not recur in the current period, a $42.0 million increase in deferred debt issuance costs, primarily related to the Term Loan B Facility, and a $0.1 million increase in other cash used in financing activities.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, other than (i) borrowings and repayments on the Revolving Facility and Asia Facilities, (ii) borrowings of $2.0 billion under the Term Loan B Facility, which we entered into in the three months ended March 31, 2022, and (iii) contractual obligations of $44 million related to leases not yet commenced in the three months ended March 31, 2022, as described in Note 4 — Leases in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2022, other than certain purchase commitments, which are described in Note 13 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. Contingent consideration, if any, is included within the purchase price and is recognized at its fair value on the acquisition date. We allocate the purchase price of acquired businesses to the tangible assets, intangible assets, and contingent consideration based upon internal estimates of cash flows and consideration and/or the report of a third-party valuation expert, and requires a significant amount of management judgment. The determination of fair values of identifiable assets and liabilities as well as contingent consideration requires estimates and the use of valuation techniques when market value is not readily available. During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.

During the three months ended March 31, 2022, we acquired HEYDUDE. The aggregate closing price of the Acquisition was $2.3 billion. The fair value of the acquired assets was determined by a third-party valuation specialist. The fair value of inventory was determined using a market approach and a cost approach, the replacement cost method. These methods were reconciled in order to allocate profit and expenses to measure the inventory value created by a seller. For the trademark, the third-party valuation team used the Multi Period Excess Earnings approach and for customer relationships, the valuation team used the distributor method.

Deferred taxes associated with estimated fair value adjustments reflect an estimated tax rate applicable to the acquiree. Deferred tax has been calculated based on the fair value adjustments of inventories and intangible assets using the tax rates for US and HK entities. This determination is preliminary and subject to change based upon the final determination of the fair value of the acquired assets and assumed liabilities of the acquiree.

The fair values of all the other assets and liabilities noted are equal to their carrying values due to the nature of the specific asset or liability. Refer to Note 16 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional details on the Acquisition.

For a complete discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 2 — Recent Accounting Pronouncements in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. There have been no other significant changes in our critical accounting policies or their application since December 31, 2021.

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

Borrowings under our Revolving Facility bear interest at a variable rate and are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

As of March 31, 2022, we had borrowings with a face value of $2,940.2 million, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under the Revolving Facility. We also had $0.3 million in outstanding letters of credit under our Revolving Facility as of March 31, 2022. As of December 31, 2021, we had long-term borrowings with a face value of $785.0 million and $0.3 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the borrowings under our Term Loan B Facility and Revolving Facility would have increased interest expense by $2.0 million for the three months ended March 31, 2022.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues and income before taxes during the three months ended March 31, 2022 by $2.2 million and $0.4 million, respectively. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

We may enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of March 31, 2022, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $139.4 million. The net fair value of these contracts at March 31, 2022 was an asset of $1.3 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 31, 2022, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $0.7 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2022. During the three months ended March 31, 2022, we closed the Acquisition, as discussed in Note 16 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include internal controls over financial reporting at HEYDUDE. HEYDUDE revenues represented approximately 17.4% of our total revenues for three months ended March 31, 2022. This exclusion is consistent with the Securities and Exchange Commission (the “SEC”) staff's guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition.

Based upon that this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

As noted above, we are in the process of integrating HEYDUDE into our overall internal control over financial reporting and will include HEYDUDE in Management’s Evaluation of Disclosure Controls and Procedures for the year ended December 31, 2023. This process may result in addition or changes to our internal control over financial reporting. In addition, as a result of the Acquisition, we have implemented new processes and controls over accounting for an acquisition during the three months ended March 31, 2022, including determining the fair value of the assets acquired and liabilities assumed. Except as described herein, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing war between Russia and Ukraine could cause further disruptions in the global economy as well as a negative impact on our business, financial condition and results of operations.

The war between Russia and Ukraine has already adversely affected the global economy, resulted in heightened economic sanctions from the United States, the United Kingdom, the European Union, and the international community and could result in geopolitical instability. As a result of the war between Russia and Ukraine, we have paused DTC business operations in Russia. Even though revenues from Russia represented less than 3% of our consolidated revenues in 2021, the impact of these government measures and our temporary pause on business operations, as well as any further retaliatory actions taken by Russia and the United States and foreign government bodies has caused a negative impact to the global economy, driving increases to the cost of transportation, energy and supplies, which have had, and could continue to have, a material adverse effect on our business, financial condition, results of operations, supply chain, intellectual property, partners, customers or employees and may expose us to adverse legal proceedings in Russia in the future. Further escalation of geopolitical tensions related to the war between Russia and Ukraine, including increased trade barriers or restrictions on global trade, could result in, among other things, broader impacts that expand into other markets, cyberattacks, supply chain and logistics disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing war between Russia and Ukraine could heighten many of our known risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 16, 2022.

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

4.2
First Supplemental Indenture, dated February 17, 2022, by and among Crocs, Inc., Hey Dude LLC, Happy One LLC and Lucky Top Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on February 18, 2022).

4.3
First Supplemental Indenture, dated February 17, 2022, by and among Crocs, Inc., Hey Dude LLC, Happy One LLC and Lucky Top Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on February 18, 2022).

10.1*
Term Loan Credit Agreement, dated February 17, 2022, by and among Crocs, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on February 18, 2022).

10.2*
Fourth Amendment to Second Amended and Restated Credit Agreement, dated February 17, 2022, by and among Crocs, Inc., Crocs Retail, LLC, Jibbitz, Inc., Colorado Footwear C.V., Crocs Europe B.V., the guarantors named therein, the lenders named therein, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on February 18, 2022).

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

†     Filed herewith.
+     Furnished herewith.
* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: May 5, 2022	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer