Form 10-Q
period 2022-06-30
Crocs, Inc.
filed 2022-08-04
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

As of July 28, 2022, Crocs, Inc. had 61,650,394 shares of its common stock, par value $0.001 per share, outstanding.

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
•our expectations regarding leveraging selling, general and administrative expense as a percent of revenues;
•our expectations regarding leveraging our global presence, innovative marketing, and scale infrastructure to grow HEYDUDE and to create significant shareholder value;
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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2022

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$964,581	$640,773	$1,624,729	$1,100,871
Cost of sales	466,848	245,592	802,072	452,471
Gross profit	497,733	395,181	822,657	648,400
Selling, general and administrative expenses	249,769	199,859	456,016	328,392
Income from operations	247,964	195,322	366,641	320,008
Foreign currency losses, net	(1,202)	(117)	(722)	(621)
Interest income	86	71	188	98
Interest expense	(32,963)	(4,712)	(52,215)	(6,344)
Other income (expense), net	419	2	(528)	13
Income before income taxes	214,304	190,566	313,364	313,154
Income tax expense (benefit)	53,989	(128,388)	80,289	(104,198)
Net income	$160,315	$318,954	$233,075	$417,352
Net income per common share:
Basic	$2.60	$5.02	$3.84	$6.47
Diluted	$2.58	$4.93	$3.79	$6.35
Weighted average common shares outstanding:
Basic	61,590	63,595	60,712	64,526
Diluted	62,236	64,640	61,571	65,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$160,315	$318,954	$233,075	$417,352
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(26,352)	3,442	(36,503)	(7,186)
Total comprehensive income	$133,963	$322,396	$196,572	$410,166
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$187,352	$213,197
Restricted cash - current	32	65
Accounts receivable, net of allowances of $28,087 and $20,715, respectively	423,490	182,629
Inventories	501,527	213,520
Income taxes receivable	2,223	22,301
Other receivables	16,742	12,252
Prepaid expenses and other assets	36,941	22,605
Total current assets	1,168,307	666,569
Property and equipment, net of accumulated depreciation and amortization of $89,009 and $83,745, respectively	140,278	108,398
Intangible assets, net of accumulated amortization of $116,500 and $108,167, respectively	1,804,067	28,802
Goodwill	714,143	1,600
Deferred tax assets, net	513,582	567,201
Restricted cash	3,187	3,663
Right-of-use assets	236,077	160,768
Other assets	7,001	8,067
Total assets	$4,586,642	$1,545,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225,302	$162,145
Accrued expenses and other liabilities	242,754	166,887
Income taxes payable	58,702	16,279
Current borrowings	25,403	—
Current operating lease liabilities	49,983	42,932
Total current liabilities	602,144	388,243
Deferred tax liabilities, net	312,821	—
Long-term income taxes payable	216,042	219,744
Long-term borrowings	2,743,507	771,390
Long-term operating lease liabilities	217,586	149,237
Other liabilities	2,577	2,372
Total liabilities	4,094,677	1,530,986
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5.0 million shares authorized including 1.0 million authorized as Series A Convertible Preferred Stock, none outstanding	—	—
Common stock, par value $0.001 per share, 250.0 million shares authorized, 109.3 million and 105.9 million issued, 61.6 million and 58.3 million outstanding, respectively	109	106
Treasury stock, at cost, 47.7 million and 47.6 million shares, respectively	(1,690,780)	(1,684,262)
Additional paid-in capital	783,862	496,036
Retained earnings	1,512,115	1,279,040
Accumulated other comprehensive loss	(113,341)	(76,838)
Total stockholders’ equity	491,965	14,082
Total liabilities and stockholders’ equity	$4,586,642	$1,545,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	61,572	$109	47,658	$(1,690,312)	$774,562	$1,351,800	$(86,989)	$349,170
Share-based compensation	—	—	—	—	9,300	—	—	9,300
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	55	—	9	(468)	—	—	—	(468)
Net income	—	—	—	—	—	160,315	—	160,315
Other comprehensive loss	—	—	—	—	—	—	(26,352)	(26,352)
Balance at June 30, 2022	61,627	$109	47,667	$(1,690,780)	$783,862	$1,512,115	$(113,341)	$491,965

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	65,225	$106	40,383	$(783,926)	$525,289	$651,744	$(66,982)	$326,231
Share-based compensation	—	—	—	—	11,294	—	—	11,294
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	47	—	10	(1,158)	1	—	—	(1,157)
Repurchases of common stock	(2,890)	—	2,890	(293,773)	(6,227)	—	—	(300,000)
Net income	—	—	—	—	—	318,954	—	318,954
Other comprehensive income	—	—	—	—	—	—	3,442	3,442
Balance at June 30, 2021	62,382	$106	43,283	$(1,078,857)	$530,357	$970,698	$(63,540)	$358,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	58,330	$106	47,583	$(1,684,262)	$496,036	$1,279,040	$(76,838)	$14,082
Share-based compensation	—	—	—	—	17,575	—	—	17,575
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	445	—	84	(6,518)	(142)	—	—	(6,660)
Share issuance at Acquisition	2,852	3	—	—	270,393	—	—	270,396
Net income	—	—	—	—	—	233,075	—	233,075
Other comprehensive loss	—	—	—	—	—	—	(36,503)	(36,503)
Balance at June 30, 2022	61,627	$109	47,667	$(1,690,780)	$783,862	$1,512,115	$(113,341)	$491,965

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	65,856	$105	39,132	$(688,849)	$482,385	$553,346	$(56,354)	$290,633
Share-based compensation	—	—	—	—	19,348	—	—	19,348
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	528	1	149	(11,620)	236	—	—	(11,383)
Repurchases of common stock	(4,002)	—	4,002	(378,388)	28,388	—	—	(350,000)
Net income	—	—	—	—	—	417,352	—	417,352
Other comprehensive loss	—	—	—	—	—	—	(7,186)	(7,186)
Balance at June 30, 2021	62,382	$106	43,283	$(1,078,857)	$530,357	$970,698	$(63,540)	$358,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$233,075	$417,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,754	15,749
Operating lease cost	30,887	29,758
Inventory donations	1,941	641
Recovery of doubtful accounts, net	(180)	(2,556)
Share-based compensation	17,575	19,348
Deferred income taxes	—	(176,862)
Other non-cash items	5,316	836
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(181,154)	(82,621)
Inventories	(121,452)	(36,099)
Prepaid expenses and other assets	(9,309)	(6,419)
Accounts payable, accrued expenses and other liabilities	85,091	75,520
Right-of-use assets and operating lease liabilities	(29,927)	(22,759)
Income taxes	36,127	10,478
Cash provided by operating activities	84,744	242,366
Cash flows from investing activities:
Purchases of property, equipment, and software	(56,744)	(21,329)
Acquisition of HEYDUDE, net of cash acquired	(2,040,265)	—
Other	(20)	6
Cash used in investing activities	(2,097,029)	(21,323)
Cash flows from financing activities:
Proceeds from notes issuance	—	350,000
Proceeds from borrowings	2,240,677	170,000
Repayments of borrowings	(195,000)	(305,000)
Deferred debt issuance costs	(51,395)	(8,961)
Repurchases of common stock	—	(350,000)
Repurchases of common stock for tax withholding	(6,756)	(11,619)
Other	95	236
Cash provided by (used in) financing activities	1,987,621	(155,344)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,690)	(1,793)
Net change in cash, cash equivalents, and restricted cash	(26,354)	63,906
Cash, cash equivalents, and restricted cash—beginning of period	216,925	139,273
Cash, cash equivalents, and restricted cash—end of period	$190,571	$203,179

Non-Cash Investing and Financing Activities:
Accrued purchases of property, equipment, and software	$5,038	$6,423
Share issuance at Acquisition	270,396	—
Accrued additional consideration for Acquisition	6,616	—
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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the six months ended June 30, 2022, other than with respect to the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements and our business combination policy as described in Note 16 — Acquisition of HEYDUDE.

Reclassifications

We have reclassified certain amounts on the condensed consolidated statements of cash flows, in Note 3 — Accrued Expenses and Other Liabilities, and in Note 14 — Operating Segments and Geographic Information to conform to current period presentation.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Business Combinations

In October 2021, the FASB issued new guidance primarily related to the accounting for contract assets and liabilities from contracts with customers in a business combination. The standard will be effective for annual reporting periods beginning after December 31, 2022, including interim reporting periods within those periods, with early adoption permitted. On January 1, 2022, we early adopted this guidance on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted

New pronouncements issued but not effective until after June 30, 2022 are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation and benefits	$53,241	$62,945
Professional services	46,504	33,997
Fulfillment, freight, and duties	51,207	15,629
Sales/use and value added taxes payable	25,886	13,049
Return liabilities	16,773	10,342
Accrued rent and occupancy	9,391	7,431
Royalties payable and deferred revenue	8,152	7,425
Accrued legal fees	8,960	5,872
Other	22,640	10,197
Total accrued expenses and other liabilities	$242,754	$166,887

4. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	June 30, 2022	December 31, 2021
	(in thousands)
Assets:
Right-of-use assets	$236,077	$160,768
Liabilities:
Current operating lease liabilities	$49,983	$42,932
Long-term operating lease liabilities	217,586	149,237
Total operating lease liabilities	$267,569	$192,169

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$16,656	$14,926	$30,887	$29,758
Short-term lease cost	2,371	1,963	5,003	3,404
Variable lease cost	12,013	10,659	16,565	14,307
Total lease costs	$31,040	$27,548	$52,455	$47,469

Other information related to leases, including supplemental cash flow information, consists of:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash paid for operating leases	$29,411	$31,910
Right-of-use assets obtained in exchange for operating lease liabilities	52,837	43,582

The weighted average remaining lease term and discount rate related to our lease liabilities as of June 30, 2022 were 7.5 years and 3.6%, respectively. As of June 30, 2021, the weighted average remaining lease term and discount rate related to our lease liabilities were 7.3 years and 3.9%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of June 30, 2022
(in thousands)
2022 (remainder of year)	$25,568
2023	54,625
2024	40,768
2025	29,934
2026	27,413
Thereafter	130,510
Total future minimum lease payments	308,818
Less: imputed interest	(41,249)
Total operating lease liabilities	$267,569

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at June 30, 2022 and December 31, 2021. The fair values of our derivative instruments were an insignificant asset at June 30, 2022 and an insignificant liability at December 31, 2021. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. During the six months ended June 30, 2022, we entered into a credit agreement for a term loan B facility in the aggregate principal amount of $2.0 billion (the “Term Loan B Facility”), as described in more detail in Note 7 — Borrowings. The Term Loan B Facility is classified as Level 1 of the fair value hierarchy. The Notes (as defined below) are also classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair values of our revolving credit facilities approximate their carrying values at June 30, 2022 and December 31, 2021 based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of June 30, 2022 and December 31, 2021 were:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$1,995,000	$1,825,425	$—	$—
2029 Notes	350,000	259,656	350,000	346,281
2031 Notes	350,000	246,750	350,000	341,250
Revolving credit facilities	130,000	130,000	85,000	85,000

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

Counterparty default risk is considered low because the forward contracts that we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of June 30, 2022 or December 31, 2021.

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

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets, were:

	June 30, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Forward foreign currency exchange contracts	$339	$(113)	$724	$(938)
Netting of counterparty contracts	(113)	113	(724)	724
Foreign currency forward contract derivatives	$226	$—	$—	$(214)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	June 30, 2022		December 31, 2021
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Singapore Dollar	$51,851	$(85)	$43,723	$(296)
British Pound Sterling	18,861	2	25,795	104
Euro	28,428	43	21,198	162
South Korean Won	18,057	(28)	14,201	(112)
Japanese Yen	12,877	54	12,910	80
Indian Rupee	21,285	229	10,379	(86)
Other currencies	1,345	11	19,481	(66)
Total	$152,704	$226	$147,687	$(214)

Latest maturity date	September 2022		January 2022

Amounts reported in ‘Foreign currency losses, net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Foreign currency transaction gains (losses)	$(3,135)	$506	$(4,052)	$(345)
Foreign currency forward exchange contracts gains (losses)	1,933	(623)	3,330	(276)
Foreign currency losses, net	$(1,202)	$(117)	$(722)	$(621)

7. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	June 30, 2022	December 31, 2021
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			1,995,000	—
Revolving credit facilities				130,000	85,000
Total face value of long-term borrowings				2,825,000	785,000
Less:
Unamortized issuance costs				61,493	13,610
Current portion of long-term borrowings (1)				20,000	—
Total long-term borrowings				$2,743,507	$771,390
(1) Represents the current portion of the borrowings on the Term Loan B facility.

At June 30, 2022 and December 31, 2021, $9.2 million and $10.4 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

Senior Revolving Credit Facility

In July 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. In February 2022, we amended the Credit Agreement, which, as amended to date, provides for a revolving credit facility of $600.0 million, which can be increased by an additional $400.0 million subject to certain conditions (the “Revolving Facility”). Borrowings under the Credit Agreement bear interest at a variable interest rate based on (A) a Base Rate (defined as the highest of (i) the Overnight Bank Funding Rate (as defined in the Credit Agreement), plus 0.25%, (ii) the Prime Rate (as defined in the Credit Agreement), and (iii) the Daily Simple SOFR (as defined in the Credit Agreement), plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio or 1.35% to 1.975% for the Daily Simple SOFR based on the leverage ratio, or (B) the Term SOFR Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 1.35% to 1.975% based on our leverage ratio for one-month interest periods and 1.40% to 2.025% based on our leverage ratio for three month interest periods. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2022, the total commitments available from the lenders under the Revolving Facility were $600.0 million. At June 30, 2022, we had $130.0 million in outstanding borrowings, which are due when the Revolving Facility matures in July 2024, and $0.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of June 30, 2022 and December 31, 2021, we had $469.7 million and $414.7 million, respectively, of available borrowing capacity under the Revolving Facility.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the Acquisition.

The Term Loan B Credit Agreement provides for an aggregate term loan B facility in the principal amount of $2.0 billion (the “Term Loan B Facility”), which is secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Credit Agreement and is scheduled to mature on February 17, 2029, subject to certain exceptions set forth in the Term Loan B Credit Agreement. Additionally, subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities.

Each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to the Alternate Base Rate (as defined in the Term Loan B Credit Agreement), plus 2.50%. Each term loan borrowing which is a term benchmark borrowing bears interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Term Loan B Credit Agreement) plus 3.50%.

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30, 2022, with the remaining principal amount due on February 17, 2029, the maturity date. As of June 30, 2022, we had $1,995.0 million in outstanding principal and the Term Loan B Facility was fully drawn with no remaining borrowing capacity.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2022, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the six months ended June 30, 2022, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”) which provides up to 10.0 million RMB, or $1.5 million at current exchange rates, and matures in January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which provides up to an equivalent of $10.0 million.

As of June 30, 2022, we had borrowings outstanding of $0.5 million on the CMBC Facility, which are due in September 2022 and borrowings outstanding of $4.9 million on the Citibank Facility, which are due at various dates within the third quarter of 2022. We had no borrowings under our Asia revolving facilities during the year ended December 31, 2021 or outstanding at December 31, 2021.

Senior Notes Issuances

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2022, we were in compliance with all financial covenants under the Notes.

8. COMMON STOCK REPURCHASE PROGRAM

During the three and six months ended June 30, 2022, we did not repurchase shares of our common stock.

During the three months ended June 30, 2021, we repurchased 2.9 million shares of our common stock at a cost of $300.0 million, including commissions, under a $300.0 million April 2021 accelerated share repurchase arrangement (“ASR”). Under the ASR, a financial institution delivers shares of our common stock during the purchase period in exchange for an up-front payment. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, is determined based on the volume-weighted average price of our common stock during the purchase period. During the six months ended June 30, 2021, we repurchased 4.0 million shares of our common stock at an aggregate cost of $350.0 million, including commissions. This included 0.5 million shares received in January 2021 at the conclusion of the purchase period for an accelerated share repurchase agreement we entered into in November 2020.

As of June 30, 2022, we had remaining authorization to repurchase approximately $1,050.0 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

9. REVENUES

Revenues by channel and brand were:

Second Quarter

	Three Months Ended June 30, 2022
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$392,511	$162,499	$555,010
Direct-to-consumer	339,705	69,866	409,571
Total revenues	$732,216	$232,365	$964,581

	Three Months Ended June 30, 2021
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$307,327	$—	$307,327
Direct-to-consumer	333,446	—	333,446
Total revenues	$640,773	$—	$640,773

Year to Date

	Six Months Ended June 30, 2022
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$736,768	$249,418	$986,186
Direct-to-consumer	540,673	97,870	638,543
Total revenues	$1,277,441	$347,288	$1,624,729

	Six Months Ended June 30, 2021
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$597,366	$—	$597,366
Direct-to-consumer	503,505	—	503,505
Total revenues	$1,100,871	$—	$1,100,871

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

Share-based compensation expense reported in our condensed consolidated statements of operations was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of sales	$153	$151	$264	$237
Selling, general and administrative expenses	9,147	11,143	17,311	19,111
Total share-based compensation expense	$9,300	$11,294	$17,575	$19,348

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except effective tax rate)
Income before income taxes	$214,304	$190,566	$313,364	$313,154
Income tax expense (benefit)	53,989	(128,388)	80,289	(104,198)
Effective tax rate	25.2%	(67.4)%	25.6%	(33.3%)

The increase in the effective tax rate for the three months ended June 30, 2022, compared to the same period in 2021, was primarily driven by the prior year release of valuation allowances resulting from the enactment of a tax law change. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $211.6 million and

$218.4 million at June 30, 2022 and December 31, 2021, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

During the six months ended June 30, 2022, income tax expense increased $184.5 million compared to the same period in 2021. The effective tax rate for the six months ended June 30, 2022 was 25.6% compared to an effective tax rate of (33.3)% for the same period in 2021, a 58.9% increase. This increase in the effective rate was primarily driven by the prior year realization of deferred tax assets which were subject to a valuation allowance which did not reoccur in the current year. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions.

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

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2022 and 2021 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income	$160,315	$318,954	$233,075	$417,352
Denominator:
Weighted average common shares outstanding - basic	61,590	63,595	60,712	64,526
Plus: Dilutive effect of stock options and unvested restricted stock units	646	1,045	859	1,218
Weighted average common shares outstanding - diluted	62,236	64,640	61,571	65,744

Net income per common share:
Basic	$2.60	$5.02	$3.84	$6.47
Diluted	$2.58	$4.93	$3.79	$6.35

In the three months ended June 30, 2022 and 2021, 0.4 million and an insignificant number of outstanding shares, respectively, issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS. In the six months ended June 30, 2022 and 2021, 0.2 million and an insignificant number of outstanding shares, respectively, issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2022, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $348.6 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

Crocs, Inc. has four reportable operating segments. For the Crocs Brand, we have three reportable operating segments based on the geographic nature of our operations: North America, Asia Pacific, and EMEALA. Beginning in the three months ended March 31, 2022, our HEYDUDE Brand also became a reportable segment on the Acquisition Date. Each of the reportable operating segments derives its revenues from the sale of footwear and accessories to external customers.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenues:
North America (1)	$422,936	$393,152	$742,386	$660,419
Asia Pacific	148,889	126,834	244,737	209,426
EMEALA (1)	160,377	120,778	290,297	230,978
Brand corporate (2)	14	9	21	48
Total Crocs Brand	732,216	640,773	1,277,441	1,100,871
HEYDUDE Brand (3)	232,365	—	347,288	—
Total consolidated revenues	$964,581	$640,773	$1,624,729	$1,100,871
Income from operations:
North America (1)	$177,363	$188,180	$306,974	$300,873
Asia Pacific	51,432	32,016	81,537	54,131
EMEALA (1)	53,385	41,388	88,314	81,407
Brand corporate (2)	(28,259)	(21,393)	(58,968)	(41,401)
Total Crocs Brand	253,921	240,191	417,857	395,010
HEYDUDE Brand (3)	41,666	—	57,324	—
Reconciliation of total segment income from operations to income before income taxes:
Enterprise corporate (2)	(47,623)	(44,869)	(108,540)	(75,002)
Income from operations	247,964	195,322	366,641	320,008
Foreign currency losses, net	(1,202)	(117)	(722)	(621)
Interest income	86	71	188	98
Interest expense	(32,963)	(4,712)	(52,215)	(6,344)
Other income (expense), net	419	2	(528)	13
Income before income taxes	$214,304	$190,566	$313,364	$313,154

Depreciation and amortization:
North America (1)	$2,589	$806	$4,809	$1,731
Asia Pacific	497	325	1,020	612
EMEALA (1)	696	182	1,420	366
Brand corporate (2)	179	2,726	365	5,475
Total Crocs Brand	3,961	4,039	7,614	8,184
HEYDUDE Brand (3)	2,806	—	5,250	—
Enterprise corporate (2)	2,092	3,656	3,890	7,565
Total consolidated depreciation and amortization	$8,859	$7,695	$16,754	$15,749
(1) In the first quarter of 2022, certain revenues and expenses associated with our Latin America businesses previously reported in our ‘Americas’ segment were shifted into the ‘EMEA’ segment to better align with how we manage our distributor business. To reflect this change, we renamed our ‘Americas’ segment to ‘North America’ and renamed our ‘EMEA’ segment to ‘EMEALA.’ As a result of these changes, the previously reported amounts for revenues, income from operations, and depreciation and amortization for the three and six months ended June 30, 2021 have been revised to conform to current period presentation. See the ‘Impacts of segment composition change’ table below for more information.
(2) In the first quarter of 2022, as a result of the Acquisition, all costs previously reported in “Unallocated corporate and other” were recast between ‘Brand corporate’ costs associated with the Crocs Brand and ‘Enterprise corporate’ costs, each of which is defined in the section preceding the above table. As a result of these changes, the previously reported amounts for income from operations and depreciation and amortization for the three and six months ended June 30, 2021 have been revised to conform to current period presentation. See the ‘Impacts of brand vs. enterprise recast’ table below for more information.
(3) We acquired HEYDUDE on February 17, 2022 and in connection therewith added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the six months ended June 30, 2022 represent results during the partial period beginning on the Acquisition Date through June 30, 2022, and there are no comparative amounts for the three and six months ended June 30, 2021.

Impact to Second Quarter 2021, Third Quarter 2021, full year 2021, and full year 2020 of segment composition changes:

Impacts of segment composition change associated with Latin America:

	Second Quarter 2021		Third Quarter 2021
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands)
Impact on revenues:
Americas (now “North America”)	$(12,528)	$(21,670)	$(18,162)	$(39,832)	$(53,121)	$(31,073)
EMEA (now “EMEALA”)	12,528	21,670	18,162	39,832	53,121	31,073

Impact on income from operations:
Americas (now “North America”)	$(4,601)	$(7,975)	$(8,714)	$(16,689)	$(22,587)	$(9,599)
EMEA (now “EMEALA”)	4,601	7,975	8,714	16,689	22,587	9,599

Impact on depreciation and amortization:
Americas (now “North America”)	$(19)	$(37)	$(20)	$(57)	$(78)	$(75)
EMEA (now “EMEALA”)	19	$37	20	57	78	75

Impacts of brand vs. enterprise recast:

	Second Quarter 2021		Third Quarter 2021
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands)
Impacts on income from operations:
Brand corporate	$(21,393)	$(41,401)	$(27,992)	$(69,393)	$(100,391)	$(92,833)
Enterprise corporate	(44,869)	(75,002)	(45,140)	(120,142)	(178,330)	(115,299)

Unallocated corporate and other	66,262	116,403	73,132	189,535	278,721	208,132

Impacts on depreciation and amortization:
Brand corporate	$2,726	$5,475	$135	$5,610	$5,827	$8,473
Enterprise corporate	3,656	7,565	3,766	11,331	15,045	13,750

Unallocated corporate and other	(6,382)	(13,040)	(3,901)	(16,941)	(20,872)	(22,223)

15. LEGAL PROCEEDINGS

For legal claims and disputes, we have accrued insignificant estimated losses within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of June 30, 2022. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of June 30, 2022, we estimated that reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by an insignificant amount.

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

The aggregate preliminary purchase price at the closing of the Acquisition was $2.3 billion. We paid aggregate consideration of $2.05 billion in cash (the “Cash Consideration”), subject to adjustment based on, among other things, the cash, indebtedness, transaction expenses, and working capital of the companies comprising HEYDUDE and their respective subsidiaries as of the Acquisition Date, and issued 2,852,280 shares of the Company’s common stock to one of the sellers (the “Equity Consideration Shares”). The Equity Consideration Shares are subject to a lock-up period beginning on the Acquisition Date and continuing to, and including, the date that is 12 months after the Acquisition Date, provided that (a) on the date that is six months after the Acquisition Date, 50% of the Equity Consideration Shares will be released from the lock-up, and (b) on the date that is twelve months after the Acquisition Date, the remaining 50% of the Equity Consideration Shares will be released from the lock-up. In the three months ended June 30, 2022, the purchase price paid to the sellers was finalized.

The Cash Consideration was financed via the Company’s entry into the $2.0 billion Term Loan B Facility and $50.0 million of borrowings under the Revolving Facility. As a result of the Acquisition, HEYDUDE has become wholly owned by Crocs. Accordingly, the results of HEYDUDE are included in our condensed consolidated financial statements from the Acquisition Date and are reported in the HEYDUDE operating segment. HEYDUDE contributed revenue of $347.3 million and income from operations of $57.3 million from the Acquisition Date through June 30, 2022.

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the Acquisition Date:

February 17, 2022
(in thousands)
Cash and cash equivalents	$6,232
Accounts receivable, net	69,031
Inventories (1)	176,000
Prepaid expenses and other assets	2,977
Intangible assets (2)	1,780,000
Goodwill (3)	712,668
Right-of-use assets	2,844
Accounts payable	(28,388)
Accrued expenses and other liabilities (4)	(38,780)
Income taxes payable (5)	(30,572)
Long-term deferred tax liability (5)	(312,656)
Long-term income taxes payable (5)	(13,004)
Operating lease liabilities	(2,843)
Net assets acquired (6)	$2,323,509
(1) Includes an increase of $4.7 million due to a valuation adjustment during the three months ended June 30, 2022.
(2) Includes a decrease of $90.0 million due to a valuation adjustment during the three months ended June 30, 2022 related to customer relationships.
(3) During the three months ended June 30, 2022, goodwill increased $72.2 million, $65.6 million of which relates to the valuation and tax adjustments described in footnotes (1), (2), (4), and (5), and $6.6 million of which relates to a working capital adjustment, as described in footnote (6).
(4) Includes a net decrease of $0.8 million made during the three months ended June 30, 2022, comprised of a valuation adjustment of $1.5 million related to the acquired loyalty program and a tax adjustment of $0.7 million.
(5) Includes the impact of tax adjustments: a decrease of $2.4 million to income taxes payable, a decrease of $17.1 million to long-term deferred tax liability, and an increase of $0.6 million to long-term income taxes payable.
(6) During the three months ended June 30, 2022, the purchase price consideration was increased by $6.6 million associated with a working capital adjustment.

The purchase consideration for the Acquisition is preliminary. Valuation by management of certain assets and liabilities, is still in process, and therefore, the actual fair values may vary significantly from these preliminary estimates. Final valuations are expected to be completed within one year of the Acquisition Date.

Intangible Assets

The components of intangible assets acquired in connection with the Acquisition were as follows:

	Weighted-Average Useful Life	Amortization Method	Estimated Fair Value
			(in thousands)
Customer relationships	15	Straight-line	$210,000
Trademark	Indefinite	—	1,570,000
Total intangible assets			$1,780,000

As a result of the increase in fair value of the identifiable intangible assets, the deferred tax liability was increased by $309.4 million at the Acquisition Date.

Goodwill

The excess of the purchase price over the fair value of the acquired business's net assets represents goodwill. The goodwill amount of $712.7 million at June 30, 2022 includes an adjustment of $72.2 million recorded in the three months ended June 30, 2022 as a result of changes to preliminary valuation estimates and a working capital adjustment. Goodwill largely consists of the acquired workforce and economies of scale resulting from the Acquisition. The total goodwill amount acquired was assigned to the HEYDUDE operating segment. None of the goodwill will be deductible for income tax purposes.

Escrow and Holdback Amounts

Additionally, $125.0 million of the Cash Consideration (the “Escrow Amount”) was placed in an escrow account to partially secure the indemnification obligations of the sellers, which will be released to the sellers, less any amounts that have been released to compensate the Company as provided in the SPA, after the date that is 18 months after the Acquisition Date. No liabilities have been recorded related to the Escrow Amount. Further, $8.5 million of the Cash Consideration (the “Adjustment Holdback Amount”) was held back and retained as security (but not as the sole source of recovery) for any downward adjustments to the purchase price made in accordance with the SPA. During the three months ended June 30, 2022, the Adjustment Holdback Amount was paid to the sellers.

Acquisition-related Costs

Costs incurred to complete the Acquisition are expensed as incurred and included in ‘Selling, general, and administrative expenses’ in our condensed consolidated statement of operations. During the six months ended June 30, 2022, there were approximately $20.6 million of Acquisition-related costs recognized. These costs represent legal, professional, and transaction fees.

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three and six months ended June 30, 2022 and 2021 combines the historical results of Crocs and HEYDUDE, assuming that the companies were combined as of January 1, 2021 and include business combination accounting effects from the Acquisition, including amortization charges from acquired intangible assets, adjustments to the fair value of inventory, interest expense on the financing transactions used to fund the Acquisition, and Acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenues	$964,558	$759,417	$1,715,035	$1,333,016
Net income	187,630	334,980	302,722	341,692

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•On February 17, 2022, (the “Acquisition Date”), we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”), pursuant to a securities purchase agreement (the “SPA”) entered into on December 22, 2021. HEYDUDE is engaged in the business of distributing and selling casual footwear, including footwear under the brand name “HEYDUDE.” On the Acquisition Date, we purchased all of the issued and outstanding equity securities of HEYDUDE. The aggregate preliminary purchase price at the closing of the Acquisition was $2.3 billion. We paid aggregate consideration of $2.05 billion in cash (the “Cash Consideration”), subject to adjustment based on, among other things, the cash, indebtedness, transaction expenses, and working capital of the companies comprising HEYDUDE and their respective subsidiaries as of the Acquisition Date, and issued 2,852,280 shares of our common stock to one of the sellers, which shares are subject to a lock-up. The Cash Consideration was financed via our entry into the $2.0 billion Term Loan B Facility (as defined below) and $50.0 million of borrowings under our Revolving Facility (as defined below). The Acquisition has enabled us to further diversify our product portfolio under two brands. We intend to leverage our global presence, innovative marketing, and scale infrastructure to grow HEYDUDE and to create significant shareholder value. For more information on the Acquisition, refer to Note 16 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. The results reported for the HEYDUDE Brand herein represent the partial period beginning on the Acquisition Date through June 30, 2022 (the “Partial Period”).
•To support the long-term growth of both brands we plan to continue leveraging selling, general and administrative expenses (“SG&A”) as a percent of revenues, while maintaining investments in certain key areas, including marketing and digital commerce. We also believe our ability to leverage Supply Chain, Information Technology, Finance, HR, and Legal resources across both brands will allow us to manage SG&A effectively in the future.
•Global industry-wide logistics challenges, global inflation, and foreign currency fluctuations resulting in a stronger U.S. Dollar, have impacted, and we expect will continue to impact, our business, contributing to incremental freight costs, increased wages, particularly in our distribution centers, and increased raw materials costs. Partial COVID-19-related closures in Vietnam in the first quarter of 2022 and in China in the second quarter of 2022 also negatively impacted our supply chain. In the six months ended June 30, 2022, we incurred air freight costs of approximately $57 million of our $75 million plan for 2022, which has helped mitigate supply delays as a result of Vietnam closures. We expect the situation to remain fluid as COVID-19 break-out rates, including any deterioration in circumstances related to COVID-19 variants, and foreign exchange rates fluctuate, and inflationary pressure continues.
•Our inventories balance at June 30, 2022 was $501.5 million. Similar to the rest of the industry, our in-transit inventory levels remain elevated as a result of longer transit times. Additionally, inventories in the U.S. are higher as a result of a slower than anticipated growth rate in the country.

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

Second Quarter 2022 Financial and Operational Highlights

Revenues were $964.6 million for the second quarter of 2022, a 50.5% increase compared to the second quarter of 2021. The increase was due to the net effects of: (i) the addition of HEYDUDE Brand revenues of $232.4 million as a result of the Acquisition, which increased revenues by 36.3%; (ii) higher Crocs Brand average selling prices, driven primarily by higher pricing, which increased revenues by $65.3 million, or 10.2%; (iii) higher Crocs Brand unit sales volumes, which increased revenues by $58.7 million, or 9.2%; and (iv) unfavorable changes in exchange rates for the Crocs Brand, which decreased revenues by $32.6 million, or 5.1%.

The following were significant developments affecting our businesses and capital structure during the three months ended June 30, 2022:

•We acquired HEYDUDE on February 17, 2022, which added revenues of $232.4 million in the three months ended June 30, 2022. This represented 24.1% of revenues in the quarter. The HEYDUDE Brand became a new reportable operating segment as of the Acquisition Date.
•We grew Crocs Brand revenues, despite significant foreign currency headwinds and COVID-19 related shutdowns impacting our supply chain in China. This was led by our EMEALA segment, which grew revenues by 32.8%, or 48.4% on a constant currency basis. Our North America segment revenues grew by 7.6%, or 7.8% on a constant currency basis, while our Asia Pacific segment revenues grew by 17.4%, or 27.6% on a constant currency basis, compared to the second quarter of 2021.
•Footwear units sold for the Crocs Brand in the second quarter of 2022 were 32.4 million pairs worldwide, an increase of 3.3 million from the second quarter of 2021. We sold 8.1 million pairs of shoes for the HEYDUDE Brand in the second quarter of 2022.
•Gross margin was 51.6%, a decrease of 1,010 basis points from last year’s second quarter. Gross margin for the Crocs Brand was 57.7%, a decrease of 400 basis points from last year’s second quarter, as a result of higher freight costs due to continued supply chain challenges and ongoing global inflation, which also impacts material costs, offset in part by higher pricing and product mix. Gross margin for the HEYDUDE Brand was 32.4%. This was lower than the Crocs Brand as a result of unfavorable channel mix and higher freight rates, as we work to leverage Crocs Brand freight contracts for the HEYDUDE Brand. The HEYDUDE gross margin is also inclusive of an approximately 1,470 basis points unfavorable impact from a non-cash step-up of acquired HEYDUDE inventory to fair value.
•SG&A was $249.8 million compared to $199.9 million in the second quarter of 2021, as a result of investments in headcount and marketing as we continue to grow the business, costs related to the integration of HEYDUDE, and incremental operating costs associated with operating the HEYDUDE Brand. As a percent of revenues, SG&A decreased to 25.9% of revenues compared to 31.2% of revenues in the second quarter of 2021, largely driven by the HEYDUDE Brand, which carried lower SG&A costs as a percentage of revenue than the Crocs Brand, as well as continued SG&A rate improvement in the Crocs Brand compared to the same period in 2021.
•Income from operations increased to $248.0 million from $195.3 million in last year’s second quarter. Net income was $160.3 million, or $2.58 per diluted share, compared to $319.0 million, or $4.93 per diluted share, in last year’s second quarter.

Results of Operations

Three Months Ended June 30,	Six Months Ended June 30,	% Change Favorable (Unfavorable)
2022	2021	2022	2021	Q2 2022-2021	YTD 2022-2021
(in thousands, except per share, margin, and average selling price data)
Revenues	$964,581	$640,773	$1,624,729	$1,100,871	50.5%	47.6%
Cost of sales	466,848	245,592	802,072	452,471	(90.1)%	(77.3)%
Gross profit	497,733	395,181	822,657	648,400	26.0%	26.9%
Selling, general and administrative expenses	249,769	199,859	456,016	328,392	(25.0)%	(38.9)%
Income from operations	247,964	195,322	366,641	320,008	27.0%	14.6%
Foreign currency losses, net	(1,202)	(117)	(722)	(621)	(927.4)%	(16.3)%
Interest income	86	71	188	98	21.1%	91.8%
Interest expense	(32,963)	(4,712)	(52,215)	(6,344)	(599.6)%	(723.1)%
Other income (expense), net	419	2	(528)	13	20,850.0%	(4,161.5)%
Income before income taxes	214,304	190,566	313,364	313,154	12.5%	0.1%
Income tax expense (benefit)	53,989	(128,388)	80,289	(104,198)	(142.1)%	(177.1)%
Net income	$160,315	$318,954	$233,075	$417,352	(49.7)%	(44.2)%
Net income per common share:
Basic	$2.60	$5.02	$3.84	$6.47	(48.2)%	(40.6)%
Diluted	$2.58	$4.93	$3.79	$6.35	(47.7)%	(40.3)%

Gross margin (1)	51.6%	61.7%	50.6%	58.9%	(1,010)	bp	(830)	bp
Operating margin (1)	25.7%	30.5%	22.6%	29.1%	(480)	bp	(650)	bp
Footwear unit sales:
Crocs Brand	32,396	29,085	58,011	54,992	11.4%	5.5%
HEYDUDE Brand (3)	8,086	—	12,065	—	—%	—%
Average footwear selling price - nominal basis (2):
Crocs Brand	$22.39	$21.84	$21.82	$19.86	2.5%	9.9%
HEYDUDE Brand (3)	$28.74	$—	$28.78	$—	—%	—%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units, as applicable.
(3) We acquired HEYDUDE on February 17, 2022. Therefore, the amounts shown above for the six months ended June 30, 2022 represent results during the Partial Period, and there are no comparative amounts for the three and six months ended June 30, 2021.

Revenues By Channel

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2022	2021	2022	2021	Q2 2022-2021	YTD 2022-2021	Q2 2022-2021	YTD 2022-2021
	(in thousands)
Crocs Brand:
Wholesale	$392,511	$307,327	$736,768	$597,366	27.7%	23.3%	35.2%	29.2%
Direct-to-consumer	339,705	333,446	540,673	503,505	1.9%	7.4%	4.8%	9.8%
Total Crocs Brand	732,216	640,773	1,277,441	1,100,871	14.3%	16.0%	19.4%	20.3%
HEYDUDE Brand (2):
Wholesale	162,499	—	249,418	—	—%	—%	—%	—%
Direct-to-consumer	69,866	—	97,870	—	—%	—%	—%	—%
Total HEYDUDE Brand	232,365	—	347,288	—	—%	—%	—%	—%
Total consolidated revenues (2)	$964,581	$640,773	$1,624,729	$1,100,871	50.5%	47.6%	55.6%	51.9%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See ‘Reconciliation of GAAP Measures to Non-GAAP Measures’ above for more information.
(2) We acquired HEYDUDE on February 17, 2022. Therefore, the amounts shown above for the six months ended June 30, 2022 represent results during the Partial Period, and there are no comparative amounts for the three and six months ended June 30, 2021.

Revenues. In the three months ended June 30, 2022, revenues increased compared to the same period in 2021. This was driven by (i) the addition of HEYDUDE Brand revenues of $232.4 million, (ii) higher average selling price on a constant currency basis (“ASP”) in the Crocs Brand of $65.3 million, or 10.2%, as a result of increased pricing, offset in part by unfavorable channel mix, and (iii) higher volume in the Crocs Brand of $58.7 million, or 9.2%, primarily in our Asia Pacific and EMEALA segments. Revenue increased despite unfavorable foreign currency headwinds, most significantly in the Euro and Korean Won, which decreased Crocs Brand revenues by $32.6 million, or 5.1%.

Revenues also increased in the six months ended June 30, 2022, driven by (i) the addition of HEYDUDE Brand revenues of $347.3 million during the Partial Period, (ii) higher ASP in the Crocs Brand of $174.1 million, or 15.8%, as a result of increased pricing in all regions, and (iii) higher volume in the Crocs Brand of $49.8 million, or 4.5%, led by our Asia Pacific and EMEALA segments, offset in part by lower volumes of 2.7% in our Americas segment. Unfavorable foreign currency fluctuations, most significantly in the Euro and Korean Won, decreased Crocs Brand revenues by $47.2 million, or 4.3%.

Cost of sales. HEYDUDE contributed to the majority of the increase in cost of sales, which was in line with its contributions to revenue, and was inclusive of a $34.3 million due to a non-cash step-up of acquired HEYDUDE inventory to fair value. Additionally, in the three months ended June 30, 2022, compared to the same period in 2021, higher average cost per unit on a constant currency basis (“AUC”) in the Crocs Brand of $44.9 million, or 18.3%, was driven mostly by higher material and freight costs, driven by inflation impacts as well as air freight used to mitigate supply challenges, and unfavorable purchasing power as a result of foreign currency fluctuations. Higher volume in the Crocs Brand of $32.6 million, or 13.3%, also contributed to higher cost of sales, while fluctuations in foreign currency decreased cost of sales by $13.4 million, or 5.5%.

In the six months ended June 30, 2022, compared to the same period in 2021, cost of sales increased due to the addition of HEYDUDE, which had cost of sales in the Partial Period that were in line with its contributions to revenues discussed above, and were inclusive of a $62.3 million non-cash step-up of acquired HEYDUDE inventory to fair value. Higher AUC in the Crocs Brand of $94.1 million, or 20.8%, resulted mostly from higher material and freight costs, driven by inflation and the use of air freight, and higher volume in the Crocs Brand of $32.0 million, or 7.1%. These increases were partially offset by decreases as a result of foreign currency changes in the Crocs Brand of $20.2 million, or 4.5%.

Gross profit. Gross margin decreased in the three months ended June 30, 2022 to 51.6%, compared to 61.7% in the same period in 2021. Gross margin for the Crocs Brand was 57.7%, compared to 61.7% in the same period in 2021, driven mostly by higher freight costs due to supply chain challenges, which have caused us to use more expensive shipping methods, such as air freight, and the impact of global inflation on our supply chain. We have been able to partially mitigate higher AUC with better sales performance as a result of higher ASPs, as described above, and favorable product mix. Gross margin for the HEYDUDE Brand was 32.4%, a lower rate than the Crocs Brand as a result of a unfavorable channel mix and higher freight rates, as we work to leverage Crocs Brand freight contracts for the HEYDUDE Brand. The HEYDUDE gross margin is also inclusive of an approximately 1,470 basis points unfavorable impact from a non-cash step-up of acquired HEYDUDE inventory to fair value.

Gross profit increased $102.6 million, or 26.0%, mostly due to the addition of the HEYDUDE Brand. Additionally, gross profit increased in the Crocs Brand as a result of higher volume of $26.1 million, or 6.6%, and the net impact of higher ASP and higher AUC of $20.4 million, or 5.2%. This was offset by unfavorable foreign currency changes for the Crocs Brand of $19.1 million, or 4.9%. The HEYDUDE Brand contributed to the remainder of the increase.

Gross margin in the six months ended June 30, 2022 was 50.6% compared to 58.9% in 2021. Gross margin for the Crocs Brand was 56.3%, compared to 58.9% in 2021, due primarily to higher freight costs, as described above, offset in part by higher pricing and product mix. Gross margin for the HEYDUDE Brand was 30.2%, a lower rate than the Crocs Brand, due to unfavorable channel mix and higher freight rates, as we work to leverage Crocs Brand freight contracts for the HEYDUDE Brand. The HEYDUDE gross margin is also inclusive of an approximately 1,790 basis points unfavorable impact from a non-cash step-up of acquired HEYDUDE inventory to fair value.

Gross profit increased $174.3 million, or 26.9%, as a result of the addition of the HEYDUDE Brand, which contributed to over half of the increase, as well as increases in the Crocs Brand due to the net impact of both higher ASP and AUC of $80.0 million, or 12.3%, and higher volumes of $17.8 million, or 2.8%. These were offset by unfavorable foreign currency changes in the Crocs Brand of $27.1 million, or 4.2%.

Selling, general and administrative expenses. SG&A expenses increased $49.9 million, or 25.0%, in the three months ended June 30, 2022 compared to the same period in 2021. This was due to an increase in marketing costs of $16.2 million, the vast majority of which relates to both variable marketing, including variable marketing associated with HEYDUDE, and additional investments in our digital business. There was also an increase in professional services costs of $10.7 million, due in part to the integration of HEYDUDE, and an increase in sales commissions of $7.6 million, due mostly to HEYDUDE, which used more costly external sales representatives prior to the Acquisition Date. An increase in compensation expense of $7.1 million was driven by investments in employee headcount, including employees associated with HEYDUDE, variable labor costs in distribution centers and retail stores associated with revenue growth. Additionally, this increase includes severance costs related to the continued shutdown of our direct operations in Russia. There was also an increase in facilities expense of $4.4 million driven primarily by lease exit costs and penalties associated with the continued shutdown of our direct operations in Russia and duplicate rent costs associated with our upcoming headquarters move. Other net costs, including information technology costs, increased $3.9 million.

SG&A expenses increased $127.6 million, or 38.9%, during the six months ended June 30, 2022 compared to the same period in 2021. We have continued to invest in marketing to fuel growth, with an increase of $31.9 million to SG&A, primarily associated with variable marketing and investments in our digital business. Additionally, costs of $26.3 million associated with the Acquisition and related integration, including consulting, legal, and accounting fees, as well as compensation-related costs associated with the integration, contributed to the increase. Other increases in compensation costs of $18.0 million were due to increased employee headcount as we have grown the Company over the last year. Increases in professional services costs of $15.0 million were due to variable costs associated with revenue growth, supply chain projects, and higher legal costs associated in part with ongoing defense of our intellectual property. There was an increase in sales commissions of $12.0 million, due mostly to HEYDUDE, which used more costly external representatives prior to the Acquisition, and were net increases in other costs, including facilities expense and information technology costs, of $24.4 million.

Foreign currency losses, net. Foreign currency losses, net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended June 30, 2022, we recognized realized and unrealized net foreign currency losses of $1.2 million, compared to losses of $0.1 million during the three months ended June 30, 2021. During the six months ended June 30, 2022, we recognized realized and unrealized net foreign currency losses of $0.7 million, compared to losses of $0.6 million during the six months ended June 30, 2021.

Income tax expense (benefit). During the three months ended June 30, 2022, income tax expense increased $182.4 million compared to the same period in 2021. The effective tax rate for the three months ended June 30, 2022 was 25.2% compared to an effective tax rate of (67.4)% for the same period in 2021, a 92.6% increase. This increase in the effective rate was primarily driven by the prior year release of valuation allowances resulting from the enactment of a tax law change. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

During the six months ended June 30, 2022, income tax expense increased $184.5 million compared to the same period in 2021. The effective tax rate for the six months ended June 30, 2022 was 25.6% compared to an effective tax rate of (33.3)% for the same period in 2021, a 58.9% increase. This increase in the effective rate was driven primarily by the prior year realization of deferred tax assets which were subject to a valuation allowance which did not reoccur in the current year. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2022	2021	2022	2021	Q2 2022-2021	YTD 2022-2021	Q2 2022-2021	YTD 2022-2021
	(in thousands)
Revenues:
North America (2)	$422,936	$393,152	$742,386	$660,419	7.6%	12.4%	7.8%	12.5%
Asia Pacific	148,889	126,834	244,737	209,426	17.4%	16.9%	27.6%	25.5%
EMEALA (2)	160,377	120,778	290,297	230,978	32.8%	25.7%	48.4%	38.0%
Brand corporate (3)	14	9	21	48	55.6%	(56.3)%	55.6%	(56.3)%
Crocs Brand revenues	732,216	640,773	1,277,441	1,100,871	14.3%	16.0%	19.4%	20.3%
HEYDUDE Brand revenues (4)	232,365	—	347,288	—	—%	—%	—%	—%
Total consolidated revenues	$964,581	$640,773	$1,624,729	$1,100,871	50.5%	47.6%	55.6%	51.9%

Income from operations:
North America (2)	$177,363	$188,180	$306,974	$300,873	(5.7)%	2.0%	(5.4)%	2.2%
Asia Pacific	51,432	32,016	81,537	54,131	60.6%	50.6%	77.3%	65.5%
EMEALA (2)	53,385	41,388	88,314	81,407	29.0%	8.5%	46.9%	18.2%
Brand corporate (3)	(28,259)	(21,393)	(58,968)	(41,401)	(32.1)%	(42.4)%	(33.8)%	(44.1)%
Crocs Brand income from operations	253,921	240,191	417,857	395,010	5.7%	5.8%	11.1%	9.8%
HEYDUDE Brand income from operations (4)	41,666	—	57,324	—	—%	—%	—%	—%
Enterprise corporate (3)	(47,623)	(44,869)	(108,540)	(75,002)	(6.1)%	(44.7)%	(6.1)%	(44.7)%
Total consolidated income from operations	$247,964	$195,322	$366,641	$320,008	27.0%	14.6%	33.6%	19.6%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) In the first quarter of 2022, certain revenues and expenses associated with our Latin America businesses previously reported in our ‘Americas’ segment were shifted into the ‘EMEA’ segment. To reflect this change, we renamed our ‘Americas’ segment to ‘North America’ and renamed our ‘EMEA’ segment to ‘EMEALA.’ As a result of these changes, the previously reported amounts for revenues and income from operations for the three and six months ended June 30, 2021 have been revised to conform to current period presentation. See the ‘Impacts of segment composition change’ table below for more information.
(3) In the first quarter of 2022, as a result of the Acquisition, all costs previously reported in “Unallocated corporate and other” were recast between ‘Brand corporate’ costs associated with the Crocs Brand and ‘Enterprise corporate’ costs, each of which is defined in Note 14 — Operating Segments and Geographic Information in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As a result of these changes, the previously reported amounts for income from operations for the three and six months ended June 30, 2021 have been revised to conform to current period presentation. See the ‘Impacts of brand vs. enterprise recast’ table below for more information.
(4) We acquired HEYDUDE on February 17, 2022 and added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the six months ended June 30, 2022 represent results during the Partial Period, and there are no comparative amounts for the three and six months ended June 30, 2021.

Impacts of segment composition change associated with Latin America:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in thousands)
Impact on revenues:
Americas (now “North America”)	$(12,528)	$(21,670)
EMEA (now “EMEALA”)	12,528	21,670

Impact on income from operations:
Americas (now “North America”)	$(4,601)	$(7,975)
EMEA (now “EMEALA”)	4,601	7,975

Impacts of brand vs. enterprise recast:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in thousands)
Impacts on income from operations:
Brand corporate	$(21,393)	$(41,401)
Enterprise corporate	(44,869)	(75,002)

Unallocated corporate and other	66,262	116,403

The primary drivers of changes in revenues by operating segment were:

	Three Months Ended June 30, 2022 vs. 2021
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Crocs Brand:
North America	$(230)	—%	$30,752	7.8%	$(738)	(0.2)%	$29,784	7.6%
Asia Pacific	14,343	11.3%	20,681	16.3%	(12,969)	(10.2)%	22,055	17.4%
EMEALA	44,577	36.9%	13,898	11.5%	(18,876)	(15.6)%	39,599	32.8%
HEYDUDE Brand (2)	—	—%	—	—%	—	—%	—	—%
Total segment revenues	$58,690	9.2%	$65,331	10.2%	$(32,583)	(5.1)%	$91,438	14.3%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.
(2) We acquired HEYDUDE on February 17, 2022 and added the HEYDUDE Brand as a new operating segment. Therefore, there are no comparative amounts for the three months ended June 30, 2021.

	Six Months Ended June 30, 2022 vs. 2021
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Crocs Brand:
North America	$(17,574)	(2.7)%	$100,294	15.2%	$(753)	(0.1)%	$81,967	12.4%
Asia Pacific	20,266	9.7%	33,023	15.8%	(17,978)	(8.6)%	35,311	16.9%
EMEALA	47,098	20.4%	40,737	17.6%	(28,516)	(12.3)%	59,319	25.7%
HEYDUDE Brand (2)	—	—%	—	—%	—	—%	—	—%
Total segment revenues	$49,790	4.5%	$174,054	15.8%	$(47,247)	(4.3)%	$176,597	16.0%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.
(2) We acquired HEYDUDE on February 17, 2022 and added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the six months ended June 30, 2022 represent results during the Partial Period, and there are no comparative amounts for the six months ended June 30, 2021.

Crocs Brand

North America Operating Segment

Revenues. North America revenues increased in the three months ended June 30, 2022, compared to the same period in 2021, driven by higher ASP as a result of price increases. Volume and foreign currency changes were relatively flat during the quarter.

The increase in North America revenues in the six months ended June 30, 2022, compared to the same period in 2021, was most significantly due to higher ASP due to higher pricing, while volumes decreased, primarily in wholesale. Changes in the Canadian Dollar also slightly decreased revenues.

Income from Operations. Income from operations for our North America segment was $177.4 million for the three months ended June 30, 2022, a decrease of $10.8 million, or 5.7%, compared to the same period in 2021. Gross profit was relatively flat with a $0.5 million, or 0.2%, increase compared to prior year. Unfavorable foreign currency changes and higher costs, due in part to inflation, partially offset a volume benefit to gross profit.

SG&A for our North America segment increased $11.3 million, or 16.8%, during the three months ended June 30, 2022 compared to the same period in 2021. Compensation cost increased $3.5 million as a result of investments in employee headcount, including retail labor, which also had higher wages for the full quarter in 2022 compared to 2021. Marketing costs increased by $3.5 million, bad debt expense increased by $1.6 million as a result of prior year collections on previously reserved bad debt which reduced SG&A in the comparative period, and other net costs increased by $2.7 million.

During the six months ended June 30, 2022. income from operations for our North America segment was $307.0 million, an increase of $6.1 million, or 2.0%, compared to the same period in 2021. Gross profit increased $30.9 million, or 7.5%, primarily due to higher ASP from price increases that outpaced higher AUC due to higher material and freight costs, including air freight used to combat supply chain disruptions, of $40.9 million, or 9.9%. Lower volumes of $9.3 million, or 2.2%, and unfavorable foreign currency changes partially offset this increase.

SG&A for our North America segment increased $24.8 million, or 22.2%, during the six months ended June 30, 2022 compared to the same period in 2021, due to an increase in marketing costs of $11.2 million to fuel revenue growth and continue our investment in digital marketing while operating in a higher cost environment and higher compensation of $6.3 million primarily due to investments in employee headcount, including retail labor, which also had higher wages in 2022 compared to 2021. Bad debt expense increased by $2.0 million as a result of prior year collections on previously reserved bad debt, while other net costs, including facilities expense and services costs, increased by $5.3 million.

Asia Pacific Operating Segment

Revenues. Asia Pacific revenues increased in the three months ended June 30, 2022, compared to the same period in 2021, as a result of higher ASP as a result of higher pricing and less discounting, offset in part by unfavorable channel mix, and higher volume, primarily in India and with distributors in Southeast Asia, which benefited from COVID-19 re-openings and the partial return of tourism to the region over prior year. This was offset in part by lower DTC volumes as a result of COVID-19 lockdowns in China that impacted distribution in the current quarter. These increases were partially offset by significant unfavorable foreign currency changes in all currencies in the region.

Revenues in our Asia Pacific segment increased in the six months ended June 30, 2022, compared to the same period in 2021, as a result of ASP increases, as a result of increased pricing and fewer promotions, and volume increases. Unfavorable foreign currency fluctuations in all currencies, but most significantly the Korean Won and Japanese Yen, partially offset ASP and volume increases.

Income from Operations. Income from operations for the Asia Pacific segment was $51.4 million for the three months ended June 30, 2022, an increase of $19.4 million, or 60.6%, compared to the same period in 2021. Gross profit increased by $16.8 million, or 21.6%, as a result of higher ASP and volumes, offset by unfavorable foreign currency changes.

SG&A for our Asia Pacific segment decreased $2.6 million, or 5.7%, during the three months ended June 30, 2022, compared to the same period in 2021, primarily due to lower marketing costs of $3.0 million as a result of delayed investment driven by the COVID-19 impact on China factories during the second quarter. This was offset in part by higher other net costs, including facilities expense, of $0.4 million.

Income from operations for the Asia Pacific segment was $81.5 million for the six months ended June 30, 2022, an increase of $27.4 million, or 50.6%, compared to the same period in 2021. Gross profit increased by $28.2 million, or 23.1%, due to higher ASPs of 25.0% from increased price increases and decreased promotional activity, partially offset by unfavorable purchasing power as a result of foreign currency changes. Volumes increased gross profit by 8.4%. Changes in foreign currency offset these increases by 10.3%.

SG&A for our Asia Pacific segment increased $0.8 million, or 1.1%, in the six months ended June 30, 2022 compared to the same period in 2021, mostly due to increased investments in employee headcount of $1.7 million and higher facilities costs of $1.3 million associated with higher retail revenues, offset in part by lower marketing costs of $2.0 million, mostly as a result of delayed investment driven by the COVID-19 impact on China factories during the second quarter. There were also lower other net costs of $0.2 million.

EMEALA Operating Segment

Revenues. The EMEALA segment led the increase in overall revenues in the three months ended June 30, 2022, compared to the same period in 2021, despite significant unfavorable currency headwinds due to fluctuations in the Euro and the shutdown of our direct operations in Russia as a result of the Ukraine war. This performance was driven by increased volume, with growth particularly strong in our distributor markets and increased ASPs, driven by increased prices and product mix, offset in part by unfavorable channel mix.

During the six months ended June 30, 2022, EMEALA revenues increased compared to the same period in 2021, primarily due to increased volume and ASP, primarily in our wholesale channel, offset in part by significant unfavorable foreign currency fluctuations in the Euro.

Income from Operations. Income from operations for the EMEALA segment was $53.4 million for the three months ended June 30, 2022, an increase of $12.0 million, or 29.0%, compared to the same period in 2021. Gross profit increased $13.6 million, or 21.9%, mostly as a result of higher volume of $20.7 million, or 33.3%. Gains in ASP due to increased pricing and decreased promotions were partially offset by higher AUC as a result of increased freight costs, mostly due to increased air freight, and unfavorable purchasing power, leading to a net increase in gross profit of $2.4 million, or 4.0%. These increases were offset in part by unfavorable changes in foreign currency of $9.5 million, or 15.4%.

SG&A for our EMEALA segment increased $1.6 million, or 7.8%, during three months ended June 30, 2022, compared to the same period in 2021. Marketing investments increased $2.3 million, primarily in digital marketing. Various costs associated with the continued shutdown of our direct operations in Russia, including severance and lease exit costs and penalties, increased SG&A $7.3 million. These increases were partially offset by a decrease in bad debt expense of $5.7 million, primarily due to collections on previously reserved receivables in Russia. Other net costs decreased SG&A by $2.3 million.

Income from operations for the EMEALA segment was $88.3 million for the six months ended June 30, 2022, an increase of $6.9 million, or 8.5%, compared to the same period in 2021. Gross profit increased $17.2 million, or 14.7%, due to higher sales volumes of $22.5 million, or 19.3%, and increases in ASP that outpaced increases in AUC of $8.6 million, or 7.3%, as a result of price increases, offset in part by higher freight costs and unfavorable purchasing power. Negative currency changes, primarily in the Euro, led to decreases of 11.9%.

SG&A for our EMEALA segment increased $10.3 million, or 29.0%, during the six months ended June 30, 2022, compared to the same period in 2021. Marketing investments, primarily in digital marketing, increased $3.8 million, while various costs associated with the continued shutdown of our direct operations in Russia, including severance and lease exit costs and penalties, increased SG&A $7.3 million. Other net cost decreases of $0.8 million partially offset these increases.

Crocs Brand Corporate

During the three months ended June 30, 2022, total net costs within ‘Brand corporate’ increased $6.9 million, or 32.1%, compared to the same period in 2021, due to an increase in compensation costs of $1.6 million, information technology costs of $1.4 million, services costs of $1.2 million, and other net costs of $2.7 million.

During the six months ended June 30, 2022, total net costs within ‘Brand corporate’ increased $17.6 million, or 42.4%, compared to the same period in 2021, due to higher compensation costs of $5.2 million as a result of increased headcount, higher services costs of $2.9 million, and higher information technology costs of $2.3 million. Other net costs increased by $7.2 million.

HEYDUDE Brand

For the three months ended June 30, 2022, revenues attributable to HEYDUDE were $232.4 million, with the majority of revenues attributable to our wholesale channel at approximately 70%. Overall, we sold 8.1 million pairs of shoes in the HEYDUDE Brand during the quarter. Income from operations during the quarter was $41.7 million and included a $34.3 million non-cash step-up of acquired HEYDUDE inventory to fair value and SG&A costs comprised primarily of marketing, sales commissions, and compensation expense.

For the Partial Period, revenues attributable to HEYDUDE were $347.3 million, with the majority of revenues attributable to our wholesale channel at approximately 72%. Overall, we sold 12.1 million pairs of shoes in the HEYDUDE Brand during the Partial Period. Income from operations during the Partial Period was $57.3 million and included a $62.3 million non-cash step-up of acquired HEYDUDE inventory to fair value and SG&A costs comprised primarily of marketing, sales commissions, and compensation expense.

Refer to Note 16 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Acquisition.

Enterprise Corporate

During the three months ended June 30, 2022, total net costs within ‘Enterprise corporate’ increased $2.8 million, or 6.1%, compared to the same period in 2021, due to an increase in services costs of $5.6 million, primarily related to consulting costs associated with the integration of HEYDUDE into our business. There was also $2.2 million higher information technology and other net costs. These increases were offset by lower compensation costs of $5.0 million primarily due to lower variable compensation.

During the six months ended June 30, 2022, total net costs within ‘Enterprise corporate’ increased $33.5 million, or 44.7%, compared to the same period in 2021. This was primarily due to costs associated with the acquisition and integration of HEYDUDE, including consulting, legal, and accounting fees, among others, of $26.3 million. There were also higher other professional services costs of $6.1 million, higher information technology costs of $3.0 million, and higher other net costs of $4.9 million. These increases were offset in part by lower depreciation and amortization of $3.7 million and lower compensation costs of $3.1 million primarily due to lower variable compensation.

Crocs Brand Store Locations and Digital Sales Percentage

The tables below illustrate the overall change in the number of our Crocs Brand company-operated retail locations by reportable operating segment for the six months ended June 30, 2022:

	March 31, 2022	Opened	Closed	June 30, 2022
Company-operated retail locations:
North America	175	—	—	175
Asia Pacific	153	1	2	152
EMEALA	44	—	3	41
Total	372	1	5	368

	December 31, 2021	Opened	Closed	June 30, 2022
Company-operated retail locations:
North America	173	2	—	175
Asia Pacific	153	2	3	152
EMEALA	47	1	7	41
Total	373	5	10	368

Digital sales, which includes sales through our company-owned websites, third party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Digital sales as a percent of total revenues:
Crocs Brand	37.2%	36.4%	35.3%	34.7%
HEYDUDE Brand (1)	31.5%	—%	29.6%	—%
Total (2)	35.8%	36.4%	34.1%	34.7%
(1) We acquired HEYDUDE on February 17, 2022. Therefore, the amounts shown above for the six months ended June 30, 2022 represent results during the Partial Period, and there are no comparative amounts for the three and six months ended June 30, 2021.
(2) For the three and six months ended June 30, 2021, the digital sales as a percent of total revenues represents the Crocs Brand.

Direct-to-consumer (“DTC”) comparable sales for the Crocs Brand are as follows:

	Constant Currency (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct-to-consumer comparable sales: (2)
Crocs Brand (3)	7.5%	N/A	10.7%	N/A
(1) Reflects period over period change on a constant currency basis, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) Comparable store status, as included in the DTC comparable sales figures above, is determined on a monthly basis. Comparable store sales include the revenues of stores that have been in operation for more than twelve months. Stores in which selling square footage has changed more than 15% as a result of a remodel, expansion, or reduction are excluded until the thirteenth month in which they have comparable prior year sales. Temporarily closed stores are excluded from the comparable store sales calculation during the month of closure and in the same month in the following year. Location closures in excess of three months are excluded until the thirteenth month post re-opening. E-commerce comparable revenues are based on same site sales period over period. E-commerce sites that are temporarily offline or unable to transact or fulfill orders (“site disruption”) are excluded from the comparable sales calculation during the month of site disruption and in the same month in the following year. E-commerce site disruptions in excess of three months are excluded until the thirteenth month after the site has re-opened.
(3) In the three and six months ended June 30, 2021, as a result of the COVID-19 pandemic’s impact on 2020 sales we did not disclose DTC comparable sales, as they were not meaningful.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of June 30, 2022 was:

June 30, 2022
(in thousands)
Cash and cash equivalents	$187,352
Available borrowings	475,806

As of June 30, 2022, we had $187.4 million in cash and cash equivalents and up to $475.8 million of available borrowings, including $469.7 million of remaining borrowing availability under the Revolving Facility and $6.1 million of remaining borrowing availability under the Asia revolving facilities (as defined below). As of June 30, 2022, the Term Loan B Facility was fully drawn and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

We completed the Acquisition on February 17, 2022. The consideration for the Acquisition was comprised of $2.05 billion in cash and 2,852,280 of Crocs shares. To finance a portion of the Cash Consideration, we entered into the $2.0 billion Term Loan B Facility and borrowed $50.0 million under our Revolving Facility. In 2022, we plan to use excess cash generated by our operations to begin to repay our outstanding debt, and, as such, we have suspended our share repurchase program.

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

All of the cash held outside of the U.S. as of June 30, 2022 could be repatriated to the U.S. without incurring additional U.S. federal income taxes. As of June 30, 2022, we held $109.0 million of our total $187.4 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. The repatriation of the $109.0 million, held in international locations is not limited by local regulations.

Senior Revolving Credit Facility

In July 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. In February 2022, we amended the Credit Agreement, which, as amended to date, provides for a revolving credit facility of $600.0 million, which can be increased by an additional $400.0 million subject to certain conditions (the “Revolving Facility”). Borrowings under the Credit Agreement bear interest at a variable interest rate based on (A) a Base Rate (defined as the highest of (i) the Overnight Bank Funding Rate (as defined in the Credit Agreement), plus 0.25%, (ii) the Prime Rate (as defined in the Credit Agreement), and (iii) the Daily Simple SOFR (as defined in the Credit Agreement), plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio or 1.35% to 1.975% for the Daily Simple SOFR based on the leverage ratio, or (B) the Term SOFR Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 1.35% to 1.975% based on our leverage ratio for one-month interest periods and 1.40% to 2.025% based on our leverage ratio for three month interest periods. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2022, the total commitments available from the lenders under the Revolving Facility were $600.0 million. At June 30, 2022, we had $130.0 million in outstanding borrowings, which are due when the Revolving Facility matures in July 2024, and $0.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of June 30, 2022 and December 31, 2021, we had $469.7 million and $414.7 million, respectively, of available borrowing capacity under the Revolving Facility.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the Acquisition.

The Term Loan B Credit Agreement provides for an aggregate term loan B facility in the principal amount of $2.0 billion (the “Term Loan B Facility”), which is secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Credit Agreement and is scheduled to mature on February 17, 2029, subject to certain exceptions set forth in the Term Loan B Credit Agreement. Additionally, subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities.

Each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to the Alternate Base Rate (as defined in the Term Loan B Credit Agreement), plus 2.50%. Each term loan borrowing which is a term benchmark borrowing bears interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Term Loan B Credit Agreement) plus 3.50%.

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30,

2022, with the remaining principal amount due on February 17, 2029, the maturity date. As of June 30, 2022, we had $1,995.0 million in outstanding principal and the Term Loan B Facility was fully drawn with no remaining borrowing capacity.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2022, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the six months ended June 30, 2022, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”) which provides up to 10.0 million RMB, or $1.5 million at current exchange rates, and matures in January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which provides up to an equivalent of $10.0 million.

As of June 30, 2022, we had borrowings outstanding of $0.5 million on the CMBC Facility, which are due in September 2022 and borrowings outstanding of $4.9 million on the Citibank Facility, which are due at various dates within the third quarter of 2022. We had no borrowings under our Asia revolving facilities during the year ended December 31, 2021 or outstanding at December 31, 2021.

Senior Notes Issuances

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2022, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Six Months Ended June 30,		$ Change	% Change
	2022	2021	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$84,744	$242,366	$(157,622)	(65.0)%
Cash used in investing activities	(2,097,029)	(21,323)	(2,075,706)	(9,734.6)%
Cash provided by (used in) financing activities	1,987,621	(155,344)	2,142,965	1,379.5%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,690)	(1,793)	103	5.7%
Net change in cash, cash equivalents, and restricted cash	$(26,354)	$63,906	$(90,260)	(141.2)%

Operating Activities. Cash provided by operating activities consists of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities decreased $157.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven by decreases in operating assets and liabilities of $158.7 million, primarily due to accounts receivable, net and inventory, partially offset by higher net income, adjusted for non-cash items, of $1.1 million.

Investing Activities. There was a $2,075.7 million increase in cash used in investing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase is primarily due to the Cash Consideration for the Acquisition, net of cash acquired. Refer to Note 16 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Financing Activities. Cash provided by financing activities increased by $2,143.0 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $2,070.7 million in proceeds from borrowings, which includes borrowings under the Term Loan B Facility, Revolving Facility, and the Asia revolving facilities. Additionally, we had a decrease of $110.0 million in repayments of borrowings, a decrease of $350.0 million in repurchases of common stock, and a decrease of $4.8 million in repurchases of common stock for tax withholding. The overall increase was offset by a $350.0 million decrease in proceeds from the 2029 Notes issuance that occurred in the six months ended June 30, 2021 that did not recur in the current period, a $42.4 million increase in deferred debt issuance costs, primarily related to the Term Loan B Facility, and a $0.1 million increase in other cash used in financing activities.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, other than (i) borrowings and repayments on the Revolving Facility and Asia Facilities and (ii) borrowings of $2.0 billion under the Term Loan B Facility, which we entered into in the six months ended June 30, 2022.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2022, other than certain purchase commitments, which are described in Note 13 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. Contingent consideration, if any, is included within the purchase price and is recognized at its fair value on the acquisition date. We allocate the purchase price of acquired businesses to the tangible assets, intangible assets, and contingent consideration based upon internal estimates of cash flows and consideration and/or the report of a third-party valuation expert, and this requires a significant amount of management judgment. The determination of fair values of identifiable assets and liabilities as well as contingent consideration requires estimates and the use of valuation techniques when market value is not readily available. During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.

During the six months ended June 30, 2022, we acquired HEYDUDE. The aggregate closing price of the Acquisition was $2.3 billion. The fair value of the acquired assets was determined by a third-party valuation specialist. The fair value of inventory was determined using a market approach and a cost approach, the replacement cost method. These methods were reconciled in order to allocate profit and expenses to measure the inventory value created by a seller. For the trademark, the third-party valuation team used the Multi Period Excess Earnings approach and for customer relationships, the valuation team used the distributor method.

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

As of June 30, 2022, we had borrowings with a face value of $2,830.4 million, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under the Revolving Facility and Asia revolving facilities. We also had $0.3 million in outstanding letters of credit under our Revolving Facility as of June 30, 2022. As of December 31, 2021, we had long-term borrowings with a face value of $785.0 million and $0.3 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the borrowings under our Term Loan B Facility and Revolving Facility would have increased interest expense by $5.6 million and $7.6 million for the three and six months ended June 30, 2022, respectively.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues and income before taxes during the three months ended June 30, 2022 by $3.2 million and $0.9 million, respectively. During the six months ended June 30, 2022, an increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues and income before taxes by $5.6 million and $1.4 million, respectively. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

We may enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of June 30, 2022, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $152.7 million. The net fair value of these contracts at June 30, 2022 was an asset of $0.2 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 30, 2022, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $0.8 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2022. During the six months ended June 30, 2022, we closed the Acquisition, as discussed in Note 16 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include internal controls over financial reporting at HEYDUDE. HEYDUDE revenues represented approximately 24.1% and 21.4% of our total revenues for the three and six months ended June 30, 2022, respectively. This exclusion is consistent with the Securities and Exchange Commission (the “SEC”) staff's guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition.

Based upon that this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

As noted above, we are in the process of integrating HEYDUDE into our overall internal control over financial reporting and will include HEYDUDE in Management’s Evaluation of Disclosure Controls and Procedures for the year ended December 31, 2023. This process may result in addition or changes to our internal control over financial reporting. In addition, as a result of the Acquisition, we have implemented new processes and controls over accounting for an acquisition during the six months ended June 30, 2022, including determining the fair value of the assets acquired and liabilities assumed. Except as described herein, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three or six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing war between Russia and Ukraine has adversely affected the global economy, resulted in heightened economic sanctions against Russia from the United States, the United Kingdom, the European Union, and the international community and could result in geopolitical instability. As a result of the ongoing war between Russia and Ukraine, we have stopped DTC business operations in Russia. Even though revenues from Russia represented less than 3% of our consolidated revenues in 2021, the impact of these government measures and our continued withdrawal of the business, as well as retaliatory actions taken by Russia and the United States and foreign government bodies has caused a negative impact to the global economy, driving increases to the cost of transportation, energy and supplies, which have had, and could continue to have, a material adverse effect on our business, financial condition, results of operations, supply chain, intellectual property, partners, customers or employees and may expose us to adverse legal proceedings in Russia in the future. Further escalation of geopolitical tensions related to the war between Russia and Ukraine, including increased trade barriers or restrictions on global trade, could result in, among other things, broader impacts that expand into other markets, cyberattacks, supply chain and logistics disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing war between Russia and Ukraine could heighten many of our known risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 16, 2022.

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

CROCS, INC.

Date: August 4, 2022	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer