Form 10-Q
period 2022-09-30
Crocs, Inc.
filed 2022-11-03
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

As of October 27, 2022, Crocs, Inc. had 61,744,934 shares of its common stock, par value $0.001 per share, outstanding.

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
•our expectations regarding supply chain disruptions and inflation trends;
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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$985,094	$625,919	$2,609,823	$1,726,790
Cost of sales	443,792	226,123	1,245,864	678,594
Gross profit	541,302	399,796	1,363,959	1,048,196
Selling, general and administrative expenses	277,239	196,728	733,255	525,120
Income from operations	264,063	203,068	630,704	523,076
Foreign currency gains (losses), net	(393)	537	(1,115)	(84)
Interest income	31	615	219	713
Interest expense	(34,142)	(6,486)	(86,357)	(12,830)
Other income (expense), net	16	2	(512)	15
Income before income taxes	229,575	197,736	542,939	510,890
Income tax expense (benefit)	60,226	44,247	140,515	(59,951)
Net income	$169,349	$153,489	$402,424	$570,841
Net income per common share:
Basic	$2.75	$2.47	$6.59	$8.96
Diluted	$2.72	$2.42	$6.51	$8.79
Weighted average common shares outstanding:
Basic	61,693	62,033	61,042	63,695
Diluted	62,367	63,324	61,840	64,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$169,349	$153,489	$402,424	$570,841
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	568	—	568	—
Net increase (decrease) from derivatives designated as hedging instruments	568	—	568	—
Foreign currency translation losses, net	(34,285)	(12,867)	(70,788)	(20,053)
Total comprehensive income, net of tax	$135,632	$140,622	$332,204	$550,788
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$142,971	$213,197
Restricted cash - current	2	65
Accounts receivable, net of allowances of $31,039 and $20,715, respectively	397,657	182,629
Inventories	513,748	213,520
Income taxes receivable	2,464	22,301
Other receivables	23,560	12,252
Prepaid expenses and other assets	42,770	22,605
Total current assets	1,123,172	666,569
Property and equipment, net of accumulated depreciation and amortization of $91,037 and $83,745, respectively	163,374	108,398
Intangible assets, net of accumulated amortization of $121,717 and $108,167, respectively	1,802,576	28,802
Goodwill	714,380	1,600
Deferred tax assets, net	481,897	567,201
Restricted cash	2,980	3,663
Right-of-use assets	248,548	160,768
Other assets	6,241	8,067
Total assets	$4,543,168	$1,545,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,097	$162,145
Accrued expenses and other liabilities	228,971	166,887
Income taxes payable	76,990	16,279
Current borrowings	20,000	—
Current operating lease liabilities	55,102	42,932
Total current liabilities	571,160	388,243
Deferred tax liabilities, net	312,813	—
Long-term income taxes payable	204,769	219,744
Long-term borrowings	2,595,767	771,390
Long-term operating lease liabilities	225,395	149,237
Other liabilities	2,462	2,372
Total liabilities	3,912,366	1,530,986
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5.0 million shares authorized including 1.0 million authorized as Series A Convertible Preferred Stock, none outstanding	—	—
Common stock, par value $0.001 per share, 250.0 million shares authorized, 109.5 million and 105.9 million issued, 61.7 million and 58.3 million outstanding, respectively	109	106
Treasury stock, at cost, 47.7 million and 47.6 million shares, respectively	(1,695,463)	(1,684,262)
Additional paid-in capital	791,750	496,036
Retained earnings	1,681,464	1,279,040
Accumulated other comprehensive loss	(147,058)	(76,838)
Total stockholders’ equity	630,802	14,082
Total liabilities and stockholders’ equity	$4,543,168	$1,545,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	61,627	$109	47,667	$(1,690,780)	$783,862	$1,512,115	$(113,341)	$491,965
Share-based compensation	—	—	—	—	7,888	—	—	7,888
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	118	—	62	(4,683)	—	—	—	(4,683)
Net income	—	—	—	—	—	169,349	—	169,349
Other comprehensive loss	—	—	—	—	—	—	(33,717)	(33,717)
Balance at September 30, 2022	61,745	$109	47,729	$(1,695,463)	$791,750	$1,681,464	$(147,058)	$630,802

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	62,382	$106	43,283	$(1,078,857)	$530,357	$970,698	$(63,540)	$358,764
Share-based compensation	—	—	—	—	10,591	—	—	10,591
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	174	—	52	(7,146)	—	—	—	(7,146)
Repurchases of common stock	(1,055)	—	1,055	(150,000)	—	—	—	(150,000)
Net income	—	—	—	—	—	153,489	—	153,489
Other comprehensive loss	—	—	—	—	—	—	(12,867)	(12,867)
Balance at September 30, 2021	61,501	$106	44,390	$(1,236,003)	$540,948	$1,124,187	$(76,407)	$352,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	58,330	$106	47,583	$(1,684,262)	$496,036	$1,279,040	$(76,838)	$14,082
Share-based compensation	—	—	—	—	25,463	—	—	25,463
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	563	—	146	(11,201)	(142)	—	—	(11,343)
Share issuance at Acquisition	2,852	3	—	—	270,393	—	—	270,396
Net income	—	—	—	—	—	402,424	—	402,424
Other comprehensive loss	—	—	—	—	—	—	(70,220)	(70,220)
Balance at September 30, 2022	61,745	$109	47,729	$(1,695,463)	$791,750	$1,681,464	$(147,058)	$630,802

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	65,856	$105	39,132	$(688,849)	$482,385	$553,346	$(56,354)	$290,633
Share-based compensation	—	—	—	—	29,939	—	—	29,939
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	702	1	201	(18,766)	236	—	—	(18,529)
Repurchases of common stock	(5,057)	—	5,057	(528,388)	28,388	—	—	(500,000)
Net income	—	—	—	—	—	570,841	—	570,841
Other comprehensive loss	—	—	—	—	—	—	(20,053)	(20,053)
Balance at September 30, 2021	61,501	$106	44,390	$(1,236,003)	$540,948	$1,124,187	$(76,407)	$352,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$402,424	$570,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,498	23,832
Operating lease cost	47,945	44,067
Share-based compensation	25,463	29,939
Deferred income taxes	—	(176,873)
Other non-cash items (1)	12,568	(2,672)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(166,864)	(80,981)
Inventories	(139,682)	(41,193)
Prepaid expenses and other assets (1)	(20,526)	(9,936)
Accounts payable, accrued expenses and other liabilities	51,608	30,997
Right-of-use assets and operating lease liabilities	(45,824)	(37,723)
Income taxes (1)	53,075	4,867
Cash provided by operating activities	246,685	355,165
Cash flows from investing activities:
Purchases of property, equipment, and software	(89,588)	(35,758)
Acquisition of HEYDUDE, net of cash acquired	(2,046,881)	—
Other (1)	(20)	(9)
Cash used in investing activities	(2,136,489)	(35,767)
Cash flows from financing activities:
Proceeds from notes issuance	—	700,000
Proceeds from borrowings	2,240,677	170,000
Repayments of borrowings	(350,285)	(350,000)
Deferred debt issuance costs	(51,395)	(14,491)
Repurchases of common stock	—	(500,000)
Repurchases of common stock for tax withholding	(11,439)	(18,766)
Other	95	237
Cash provided by (used in) financing activities	1,827,653	(13,020)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8,821)	(3,907)
Net change in cash, cash equivalents, and restricted cash	(70,972)	302,471
Cash, cash equivalents, and restricted cash—beginning of period	216,925	139,273
Cash, cash equivalents, and restricted cash—end of period	$145,953	$441,744

Non-Cash Investing and Financing Activities:
Accrued purchases of property, equipment, and software	$80,098	$13,061
Share issuance at Acquisition	270,396	—
(1) Amounts for the nine months ended September 30, 2021 have been reclassified to conform to current period presentation.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise noted in this report, any description of the “Company,” “Crocs,” “we,” “us,” or “our” includes Crocs, Inc. and our consolidated subsidiaries within our reportable operating segments and corporate operations. We are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for women, men, and children. We strive to be the global leader in the sale of casual footwear characterized by functionality, comfort, color, and lightweight design.

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

The accompanying unaudited condensed consolidated interim financial statements include our accounts and those of our wholly-owned subsidiaries and reflect all adjustments which are necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the nine months ended September 30, 2022, other than with respect to the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements, our accounting policy for hedged derivatives as described in Note 7 — Derivative Financial Instruments, and our business combination policy as described in Note 17 — Acquisition of HEYDUDE.

Reclassifications

We have reclassified certain amounts on the condensed consolidated statements of cash flows, in Note 4 — Accrued Expenses and Other Liabilities, and in Note 15 — Operating Segments and Geographic Information to conform to current period presentation.

Use of Estimates

U.S. GAAP requires us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, sales returns, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, valuation allowances, uncertain tax positions, income tax expense, share-based compensation expense, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, depreciation and amortization, and purchase price allocation for the Acquisition, as described in Note 17 — Acquisition of HEYDUDE, are reasonable based on information available at the time they are made. To the extent there are differences between these estimates and actual results, our condensed consolidated financial statements may be materially affected.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Income Taxes

The CHIPS and Science Act of 2022 (CHIPS) and the Inflation Reduction Act (IRA) of 2022 were signed into law by President Biden on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The Company is currently evaluating the impact of CHIPS and IRA, but at present does not expect that the any of the provisions included in these acts would result in a material impact to our deferred tax assets, liabilities, or income taxes payable.

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

New Accounting Pronouncement Not Yet Adopted

New pronouncements issued but not effective until after September 30, 2022 are not expected to have a material impact on our condensed consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

‘Property and equipment, net’ consists of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Leasehold improvements	$66,532	$64,625
Machinery and equipment	126,451	53,976
Furniture, fixtures, and other	36,151	20,210
Construction-in-progress	25,277	53,332
Property and equipment	254,411	192,143
Less: Accumulated depreciation and amortization	(91,037)	(83,745)
Property and equipment, net	$163,374	$108,398

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation and benefits	$53,008	$62,945
Professional services	48,293	33,997
Fulfillment, freight, and duties	46,340	15,629
Sales/use and value added taxes payable	21,714	13,049
Return liabilities	18,185	10,342
Accrued rent and occupancy	8,641	7,431
Royalties payable and deferred revenue	8,699	7,425
Accrued legal fees (1)	4,541	5,872
Other (1)	19,550	10,197
Total accrued expenses and other liabilities	$228,971	$166,887
(1) Amounts as of December 31, 2021 have been reclassified to conform to current period presentation.

5. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	September 30, 2022	December 31, 2021
	(in thousands)
Assets:
Right-of-use assets	$248,548	$160,768
Liabilities:
Current operating lease liabilities	$55,102	$42,932
Long-term operating lease liabilities	225,395	149,237
Total operating lease liabilities	$280,497	$192,169

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of operations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$17,058	$14,309	$47,945	$44,067
Short-term lease cost	2,490	2,095	7,493	5,499
Variable lease cost	12,161	10,568	28,726	24,875
Total lease costs	$31,709	$26,972	$84,164	$74,441

Other information related to leases, including supplemental cash flow information, consists of:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash paid for operating leases	$45,192	$46,345
Right-of-use assets obtained in exchange for operating lease liabilities	96,292	52,145

The weighted average remaining lease term and discount rate related to our lease liabilities as of September 30, 2022 were 7.2 years and 3.6%, respectively. As of September 30, 2021, the weighted average remaining lease term and discount rate related to our lease liabilities were 7.1 years and 3.9%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of September 30, 2022
(in thousands)
2022 (remainder of year)	$11,809
2023	61,580
2024	47,943
2025	36,329
2026	31,275
Thereafter	133,028
Total future minimum lease payments	321,964
Less: imputed interest	(41,467)
Total operating lease liabilities	$280,497

Leases That Have Not Yet Commenced

As of September 30, 2022, we had significant obligations for a lease not yet commenced related to a new HEYDUDE distribution center in Las Vegas, Nevada. The total contractual commitment related to the lease, with payments expected to begin in the third quarter of 2023 and continue through December 2033, is approximately $75 million.

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at September 30, 2022 and December 31, 2021. The fair values of our derivative instruments were an insignificant asset at September 30, 2022 and an insignificant liability at December 31, 2021. See Note 7 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. During the nine months ended September 30, 2022, we entered into a credit agreement for a term loan B facility in the aggregate principal amount of $2.0 billion (the “Term Loan B Facility”), as described in more detail in Note 8 — Borrowings. The Term Loan B Facility is classified as Level 1 of the fair value hierarchy. The Notes (as defined below) are also classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair values of our revolving credit facilities approximate their carrying values at September 30, 2022 and December 31, 2021 based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of September 30, 2022 and December 31, 2021 were:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$1,975,000	$1,856,500	$—	$—
2029 Notes	350,000	275,844	350,000	346,281
2031 Notes	350,000	267,750	350,000	341,250
Revolving credit facilities	—	—	85,000	85,000

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

Counterparty default risk is considered low because the forward contracts that we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of September 30, 2022 or December 31, 2021.

Our derivative instruments and cash flow hedges are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at September 30, 2022 and December 31, 2021. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

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

As of September 30, 2022, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies and cash flow hedges (“hedged derivatives”), as described in the following section.

Cash Flow Hedges of Foreign Exchange Risk

We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in U.S. Dollars for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the condensed consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the condensed consolidated statement of operations, which is consistent with the nature of the hedged transaction. During the three months ended September 30, 2022, there were no gains or losses reclassified from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales.’ During the next twelve months, we estimate that approximately $0.6 million will be reclassified to the condensed consolidated statement of operations.

Results of Derivative Activities

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets, were:

	September 30, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$1,368	$(1,226)	$724	$(938)
Netting of counterparty contracts	(1,226)	1,226	(724)	724
Foreign currency forward contract derivatives	142	—	—	(214)
Hedged derivatives:
Cash flow foreign currency contracts	568	—	—	—
Netting of counterparty contracts	—	—	—	—
Cash flow foreign currency contract derivatives	568	—	—	—
Total derivatives	$710	$—	$—	$(214)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	September 30, 2022		December 31, 2021
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
Singapore Dollar	$67,673	$(1,226)	$43,723	$(296)
South Korean Won	19,635	646	14,201	(112)
Indian Rupee	21,590	484	10,379	(86)
British Pound Sterling	17,513	49	25,795	104
Japanese Yen	9,528	75	12,910	80
Euro	6,119	114	21,198	162
Other currencies	—	—	19,481	(66)
Total non-hedged derivatives	142,058	142	147,687	(214)
Hedged derivatives:
Euro	12,800	113	—	—
South Korean Won	8,860	271	—	—
Indian Rupee	6,960	138	—	—
British Pound Sterling	6,812	46	—	—
Total hedged derivatives	35,432	568	—	—
Total derivatives	$177,490	$710	$147,687	$(214)

Latest maturity date, non-hedged derivatives	December 2022		January 2022
Latest maturity date, hedged derivatives	June 2023		N/A

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Non-hedged derivatives:
Foreign currency transaction gains (losses)	$(2,126)	$493	$(6,178)	$148
Foreign currency forward exchange contracts gains	1,733	44	5,063	(232)
Foreign currency gains (losses), net	$(393)	$537	$(1,115)	$(84)

8. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	September 30, 2022	December 31, 2021
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			1,975,000	—
Revolving credit facilities				—	85,000
Total face value of long-term borrowings				2,675,000	785,000
Less:
Unamortized issuance costs				59,233	13,610
Current portion of long-term borrowings (1)				20,000	—
Total long-term borrowings				$2,595,767	$771,390
(1) Represents the current portion of the borrowings on the Term Loan B facility.

At September 30, 2022 and December 31, 2021, $2.1 million and $10.4 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2022, the total commitments available from the lenders under the Revolving Facility were $600.0 million. At September 30, 2022, we had no outstanding borrowings and $0.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of September 30, 2022 and December 31, 2021, we had $599.7 million and $414.7 million, respectively, of available borrowing capacity under the Revolving Facility.

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

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30, 2022, with the remaining principal amount due on February 17, 2029, the maturity date. As of September 30, 2022, we had $1,975 million in outstanding principal and the Term Loan B Facility was fully drawn with no remaining borrowing capacity.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2022, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the nine months ended September 30, 2022, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”) which provides up to 10.0 million RMB, or $1.4 million at current exchange rates, and matures in January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which provides up to an equivalent of $10.0 million.

We had no borrowings outstanding under our Asia revolving facilities at September 30, 2022 or December 31, 2021.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2022, we were in compliance with all financial covenants under the Notes.

9. COMMON STOCK REPURCHASE PROGRAM

During the three and nine months ended September 30, 2022, we did not repurchase any shares of our common stock.

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

As of September 30, 2022, we had remaining authorization to repurchase approximately $1,050.0 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

10. REVENUES

Revenues by channel and brand were:

Third Quarter

	Three Months Ended September 30, 2022
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$353,304	$181,768	$535,072
Direct-to-consumer	362,403	87,619	450,022
Total revenues	$715,707	$269,387	$985,094

	Three Months Ended September 30, 2021
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$309,611	$—	$309,611
Direct-to-consumer	316,308	—	316,308
Total revenues	$625,919	$—	$625,919

Year to Date

	Nine Months Ended September 30, 2022
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$1,090,073	$431,186	$1,521,259
Direct-to-consumer	903,075	185,489	1,088,564
Total revenues	$1,993,148	$616,675	$2,609,823

	Nine Months Ended September 30, 2021
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$906,978	$—	$906,978
Direct-to-consumer	819,812	—	819,812
Total revenues	$1,726,790	$—	$1,726,790

For information on revenues by reportable operating segment, see Note 15 — Operating Segments and Geographic Information.

11. SHARE-BASED COMPENSATION

Our share-based compensation awards are issued under the 2020 Equity Incentive Plan (“2020 Plan”) and a predecessor plan, the 2015 Equity Incentive Plan (“2015 Plan”). Any awards that expire or are forfeited under the 2015 Plan become available for issuance under the 2020 Plan.

Share-based compensation expense reported in our condensed consolidated statements of operations was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of sales	$114	$147	$378	$384
Selling, general and administrative expenses	7,774	10,444	25,085	29,555
Total share-based compensation expense	$7,888	$10,591	$25,463	$29,939

12. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except effective tax rate)
Income before income taxes	$229,575	$197,736	$542,939	$510,890
Income tax expense (benefit)	60,226	44,247	140,515	(59,951)
Effective tax rate	26.2%	22.4%	25.9%	(11.7%)

The increase in the effective tax rate for the three months ended September 30, 2022 compared to the same period in 2021, was primarily driven by the prior year release of valuation allowances. We had unrecognized tax benefits of $200.0 million and $218.4 million at September 30, 2022 and December 31, 2021, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

During the nine months ended September 30, 2022, income tax expense increased $200.5 million compared to the same period in 2021. The effective tax rate for the nine months ended September 30, 2022 was 25.9% compared to an effective tax rate of (11.7)% for the same period in 2021, a 37.6% increase. This increase in the effective rate was primarily driven by the prior year release of valuation allowances. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions.

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

13. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2022 and 2021 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income	$169,349	$153,489	$402,424	$570,841
Denominator:
Weighted average common shares outstanding - basic	61,693	62,033	61,042	63,695
Plus: Dilutive effect of stock options and unvested restricted stock units	674	1,291	798	1,242
Weighted average common shares outstanding - diluted	62,367	63,324	61,840	64,937

Net income per common share:
Basic	$2.75	$2.47	$6.59	$8.96
Diluted	$2.72	$2.42	$6.51	$8.79

In the three and nine months ended September 30, 2022 and 2021, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

14. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2022, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $331.9 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenues:
North America (1)	$445,327	$437,746	$1,187,713	$1,098,165
Asia Pacific	138,450	83,645	383,187	293,071
EMEALA (1)	131,929	104,503	422,226	335,481
Brand corporate (2)	1	25	22	73
Total Crocs Brand	715,707	625,919	1,993,148	1,726,790
HEYDUDE Brand (3)	269,387	—	616,675	—
Total consolidated revenues	$985,094	$625,919	$2,609,823	$1,726,790
Income from operations:
North America (1)	$191,438	$224,118	$498,413	$524,991
Asia Pacific	40,286	16,361	121,823	70,492
EMEALA (1)	40,506	35,721	128,819	117,128
Brand corporate (2)	(36,896)	(27,992)	(95,864)	(69,393)
Total Crocs Brand	235,334	248,208	653,191	643,218
HEYDUDE Brand (3)	79,056	—	136,381	—
Reconciliation of total segment income from operations to income before income taxes:
Enterprise corporate (2)	(50,327)	(45,140)	(158,868)	(120,142)
Income from operations	264,063	203,068	630,704	523,076
Foreign currency gains (losses), net	(393)	537	(1,115)	(84)
Interest income	31	615	219	713
Interest expense	(34,142)	(6,486)	(86,357)	(12,830)
Other income (expense), net	16	2	(512)	15
Income before income taxes	$229,575	$197,736	$542,939	$510,890

Depreciation and amortization:
North America (1)	$2,705	$3,035	$7,514	$4,766
Asia Pacific	508	449	1,528	1,061
EMEALA (1)	746	698	2,166	1,064
Brand corporate (2)	164	135	529	5,610
Total Crocs Brand	4,123	4,317	11,737	12,501
HEYDUDE Brand (3)	3,500	—	8,750	—
Enterprise corporate (2)	2,121	3,766	6,011	11,331
Total consolidated depreciation and amortization	$9,744	$8,083	$26,498	$23,832
(1) In the first quarter of 2022, certain revenues and expenses associated with our Latin America businesses previously reported in our ‘Americas’ segment were shifted into the ‘EMEA’ segment to better align with how we manage our distributor business. To reflect this change, we renamed our ‘Americas’ segment to ‘North America’ and renamed our ‘EMEA’ segment to ‘EMEALA.’ As a result of these changes, the previously reported amounts for revenues, income from operations, and depreciation and amortization for the three and nine months ended September 30, 2021 have been revised to conform to current period presentation. Refer to Part I - Item I. Financial Statements in our Quarterly Report on Form 10-Q for the period ended June 30, 2022 for more information.
(2) In the first quarter of 2022, as a result of the Acquisition, all costs previously reported in “Unallocated corporate and other” were recast between ‘Brand corporate’ costs associated with the Crocs Brand and ‘Enterprise corporate’ costs, each of which is defined in the section preceding the above table. As a result of these changes, the previously reported amounts for income from operations and depreciation and amortization for the three and nine months ended September 30, 2021 have been revised to conform to current period presentation.

Refer to Part I - Item I. Financial Statements in our Quarterly Report on Form 10-Q for the period ended June 30, 2022 for more information.
(3) We acquired HEYDUDE on February 17, 2022 and in connection therewith added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the nine months ended September 30, 2022 represent results during the partial period beginning on the Acquisition Date through September 30, 2022, and there are no comparative amounts for the three and nine months ended September 30, 2021.

16. LEGAL PROCEEDINGS

For legal claims and disputes, we have accrued insignificant estimated losses within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of September 30, 2022. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of September 30, 2022, we estimated that reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by an insignificant amount.

Although we are subject to other litigation from time to time in the ordinary course of business, including employment, intellectual property, and product liability claims, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results, and cash flows.

17. ACQUISITION OF HEYDUDE

On February 17, 2022, (the “Acquisition Date”), we acquired 100% of the equity of HEYDUDE, pursuant to the SPA. HEYDUDE is engaged in the business of distributing and selling casual footwear under the brand name “HEYDUDE.” The Acquisition allows us to diversify and expand our business by adding a second brand to the Crocs portfolio.

The aggregate preliminary purchase price at the closing of the Acquisition was $2.3 billion. We paid aggregate consideration of $2.05 billion in cash (the “Cash Consideration”), subject to adjustment based on, among other things, the cash, indebtedness, transaction expenses, and working capital of the companies comprising HEYDUDE and their respective subsidiaries as of the Acquisition Date, and issued 2,852,280 shares of the Company’s common stock to one of the sellers (the “Equity Consideration Shares”). The Equity Consideration Shares are subject to a lock-up period beginning on the Acquisition Date and continuing to, and including, the date that is 12 months after the Acquisition Date, provided that (a) on the date that is six months after the Acquisition Date, 50% of the Equity Consideration Shares will be released from the lock-up, and (b) on the date that is twelve months after the Acquisition Date, the remaining 50% of the Equity Consideration Shares will be released from the lock-up. As of September 30, 2022, the purchase price paid to the sellers has been finalized.

The Cash Consideration was financed via the Company’s entry into the $2.0 billion Term Loan B Facility and $50.0 million of borrowings under the Revolving Facility. As a result of the Acquisition, HEYDUDE has become wholly owned by Crocs. Accordingly, the results of HEYDUDE are included in our condensed consolidated financial statements from the Acquisition Date and are reported in the HEYDUDE operating segment. HEYDUDE contributed revenue of $616.7 million and income from operations of $136.4 million from the Acquisition Date through September 30, 2022.

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the Acquisition Date:

February 17, 2022
(in thousands)
Cash and cash equivalents	$6,232
Accounts receivable, net (1)	68,698
Inventories (2)	155,773
Prepaid expenses and other assets	2,977
Intangible assets	1,780,000
Goodwill (1)	713,001
Right-of-use assets	2,844
Accounts payable	(28,388)
Accrued expenses and other liabilities (2)	(18,553)
Income taxes payable	(30,572)
Long-term deferred tax liability	(312,656)
Long-term income taxes payable	(13,004)
Operating lease liabilities	(2,843)
Net assets acquired	$2,323,509
(1) Includes a valuation adjustment that decreased accounts receivable, net by $0.3 million and increased goodwill by $0.3 million during the three months ended September 30, 2022.
(2) Includes a valuation adjustment that decreased inventories by $20.2 million and decreased accrued expenses by $20.2 million during the three months ended September 30, 2022.

The purchase price allocation for the Acquisition is preliminary. Valuation by management of certain assets and liabilities, is still in process, and therefore, the actual fair values may vary significantly from these preliminary estimates. Final valuations are expected to be completed within one year of the Acquisition Date.

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

Goodwill

The excess of the purchase price over the fair value of the acquired business's net assets represents goodwill. The goodwill amount of $713.0 million at September 30, 2022 includes an aggregate adjustment of $72.5 million recorded in the nine months ended September 30, 2022 as a result of changes to preliminary valuation estimates and a working capital adjustment. Goodwill largely consists of the acquired workforce and economies of scale resulting from the Acquisition. The total goodwill amount acquired was assigned to the HEYDUDE operating segment. None of the goodwill will be deductible for income tax purposes.

Escrow and Holdback Amounts

Additionally, $125.0 million of the Cash Consideration (the “Escrow Amount”) was placed in an escrow account to partially secure the indemnification obligations of the sellers, which will be released to the sellers, less any amounts that have been released to compensate the Company as provided in the SPA, after the date that is 18 months after the Acquisition Date. No liabilities have been recorded related to the Escrow Amount. Further, $8.5 million of the Cash Consideration (the “Adjustment Holdback Amount”) was held back and retained as security (but not as the sole source of recovery) for any downward adjustments to the purchase price made in accordance with the SPA. During the nine months ended September 30, 2022, the Adjustment Holdback Amount was paid to the sellers.

Acquisition-related Costs

Costs incurred to complete the Acquisition are expensed as incurred and included in ‘Selling, general, and administrative expenses’ in our condensed consolidated statement of operations. During the nine months ended September 30, 2022, there were approximately $20.6 million of Acquisition-related costs recognized. These costs represent legal, professional, and transaction fees.

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three and nine months ended September 30, 2022 and 2021 combines the historical results of Crocs and HEYDUDE, assuming that the companies were combined as of January 1, 2021 and include business combination accounting effects from the Acquisition, including amortization charges from acquired intangible assets, adjustments to the fair value of inventory, interest expense on the financing transactions used to fund the Acquisition, and Acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenues	$985,094	$770,101	$2,700,129	$2,103,117
Net income	169,349	174,771	472,071	516,463

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•On February 17, 2022, (the “Acquisition Date”), we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”), pursuant to a securities purchase agreement (the “SPA”) entered into on December 22, 2021. HEYDUDE is engaged in the business of distributing and selling casual footwear, including footwear under the brand name “HEYDUDE.” The Acquisition has enabled us to further diversify our product portfolio under two brands. We intend to leverage our global presence, innovative marketing, and scale infrastructure to grow HEYDUDE and to create significant shareholder value. For more information on the Acquisition, refer to Note 17 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. The results reported for the HEYDUDE Brand herein represent the partial period beginning on the Acquisition Date through September 30, 2022 (the “Partial Period”).
•Global inflation, elevated interest rates, global industry-wide logistics challenges, and foreign currency fluctuations resulting in a stronger U.S. Dollar, have impacted, and we expect will continue to impact, our business, contributing to, among other things,     incremental freight costs, increased wages, particularly in our distribution centers, and increased raw materials costs. A stronger U.S. Dollar also results in costs for foreign goods purchased in U.S. Dollars but recognized in foreign currencies (“purchasing power”) that are unfavorable. As of September 30, 2022, we have concluded our 2022 $75 million air freight program initiated as a result of partial COVID-19-related factory closures in Vietnam at the end of 2021. In the nine months ended September 30, 2022, we incurred air freight costs of approximately $67 million of our $75 million plan, which has helped mitigate supply delays as a result of Vietnam closures. At September 30, 2022, our inventories balance was $513.7 million. While the majority of the total increase in inventories of 141.8% over September 30, 2021 was due to the addition of the HEYDUDE Brand in the first quarter of 2022, inventories for the Crocs Brand were also up 52.6% compared to the prior year. Throughout 2021 and into the first half of 2022, inventories were historically lean across the footwear industry as a result of factory closures and other supply chain delays, as described above. However, in recent months, elevated inventory levels have caused the industry, including us, to become more promotional. This is particularly true in North America. We expect these challenges to remain fluid as macroeconomic and inflationary pressures continue and foreign exchange rates fluctuate.
•To support the long-term growth of both brands we plan to continue to maintain our efficient selling, general and administrative expenses (“SG&A”) structure, while continuing investments in certain key areas, including marketing, digital commerce, and talent. We also believe our ability to leverage Supply Chain, Information Technology, Finance, HR, and Legal resources across both brands will allow us to manage SG&A effectively in the future.

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

Third Quarter 2022 Financial and Operational Highlights

Revenues were $985.1 million for the third quarter of 2022, a 57.4% increase compared to the third quarter of 2021. The increase was due to the net effects of: (i) the addition of HEYDUDE Brand revenues of $269.4 million as a result of the Acquisition, which increased revenues by 43.1%; (ii) higher Crocs Brand unit sales volumes, which increased revenues by $131.0 million, or 20.9%; (iii) unfavorable changes in exchange rates for the Crocs Brand, which decreased revenues by $34.9 million, or 5.6%; and (iv) lower Crocs Brand average selling prices, driven primarily by increased promotions in our North America segment, which in total decreased revenues by $6.2 million, or 1.0%.

The following were significant developments affecting our businesses and capital structure during the three months ended September 30, 2022:

•We acquired HEYDUDE on February 17, 2022, which contributed revenues of $269.4 million in the three months ended September 30, 2022. This represented 27.3% of revenues in the quarter. The HEYDUDE Brand became a new reportable operating segment as of the Acquisition Date.
•We grew Crocs Brand revenues, despite significant foreign currency headwinds and supply chain challenges. This was led by our Asia Pacific segment, which grew revenues by 65.5%, or 82.3% on a constant currency basis, compared to the third quarter of 2021. Our EMEALA segment grew revenues by 26.2%, or 45.6% on a constant currency basis, and our North America segment revenues grew by 1.7%, or 1.8% on a constant currency basis.
•Footwear units sold for the Crocs Brand in the third quarter of 2022 were 30.3 million pairs worldwide, an increase of 19.2% from the third quarter of 2021. We sold 9.2 million pairs of shoes for the HEYDUDE Brand in the third quarter of 2022.
•Gross margin was 54.9%, a decrease of 900 basis points from last year’s third quarter. Gross margin for the Crocs Brand was 57.3%, a decrease of 660 basis points from last year’s third quarter, as a result of ongoing global inflation, which negatively impacted material and freight costs, higher distribution and logistics costs due to continued supply chain challenges, and unfavorable purchasing power. Increased promotional activity in our North America segment also contributed to the gross margin decrease, while higher pricing across all segments partially offset these declines. Gross margin for the HEYDUDE Brand was 48.8%, representing the continued effect of unfavorable pre-acquisition freight contracts on inventory costs, which are recognized in gross margin as inventory is sold, and higher inventory storage costs as we work to expand HEYDUDE distribution centers to support a larger business.
•SG&A was $277.2 million compared to $196.7 million in the third quarter of 2021, as a result of investments in headcount and marketing as we continue to grow the business, and incremental operating costs associated with operating the HEYDUDE Brand. As a percent of revenues, SG&A decreased to 28.1% of revenues compared to 31.4% of revenues in the third quarter of 2021, as we leverage our cost structure with the addition of the HEYDUDE Brand and as we leverage revenue growth in both the Crocs and HEYDUDE Brands.
•Income from operations increased to $264.1 million from $203.1 million in last year’s third quarter. Net income was $169.3 million, or $2.72 per diluted share, compared to $153.5 million, or $2.42 per diluted share, in last year’s third quarter.

Results of Operations

Three Months Ended September 30,	Nine Months Ended September 30,	% Change Favorable (Unfavorable)
2022	2021	2022	2021	Q3 2022-2021	YTD 2022-2021
(in thousands, except per share, margin, and average selling price data)
Revenues	$985,094	$625,919	$2,609,823	$1,726,790	57.4%	51.1%
Cost of sales	443,792	226,123	1,245,864	678,594	(96.3)%	(83.6)%
Gross profit	541,302	399,796	1,363,959	1,048,196	35.4%	30.1%
Selling, general and administrative expenses	277,239	196,728	733,255	525,120	(40.9)%	(39.6)%
Income from operations	264,063	203,068	630,704	523,076	30.0%	20.6%
Foreign currency gains (losses), net	(393)	537	(1,115)	(84)	(173.2)%	(1,227.4)%
Interest income	31	615	219	713	(95.0)%	(69.3)%
Interest expense	(34,142)	(6,486)	(86,357)	(12,830)	(426.4)%	(573.1)%
Other income (expense), net	16	2	(512)	15	700.0%	(3,513.3)%
Income before income taxes	229,575	197,736	542,939	510,890	16.1%	6.3%
Income tax expense (benefit)	60,226	44,247	140,515	(59,951)	(36.1)%	(334.4)%
Net income	$169,349	$153,489	$402,424	$570,841	10.3%	(29.5)%
Net income per common share:
Basic	$2.75	$2.47	$6.59	$8.96	11.3%	(26.5)%
Diluted	$2.72	$2.42	$6.51	$8.79	12.4%	(25.9)%

Gross margin (1)	54.9%	63.9%	52.3%	60.7%	(900)	bp	(840)	bp
Operating margin (1)	26.8%	32.4%	24.2%	30.3%	(560)	bp	(610)	bp
Footwear unit sales:
Crocs Brand	30,292	25,410	88,304	80,402	19.2%	9.8%
HEYDUDE Brand (3)	9,167	—	21,232	—	—%	—%
Average footwear selling price - nominal basis (2):
Crocs Brand	$23.33	$24.42	$22.34	$21.30	(4.5)%	4.9%
HEYDUDE Brand (3)	$29.39	$—	$29.04	$—	—%	—%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units, as applicable.
(3) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the nine months ended September 30, 2022 represent results during the Partial Period, and there are no comparative amounts for the three and nine months ended September 30, 2021.

Revenues By Channel

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2022	2021	2022	2021	Q3 2022-2021	YTD 2022-2021	Q3 2022-2021	YTD 2022-2021
	(in thousands)
Crocs Brand:
Wholesale	$353,304	$309,611	$1,090,073	$906,978	14.1%	20.2%	21.8%	26.7%
Direct-to-consumer	362,403	316,308	903,075	819,812	14.6%	10.2%	18.1%	13.1%
Total Crocs Brand	715,707	625,919	1,993,148	1,726,790	14.3%	15.4%	19.9%	20.2%
HEYDUDE Brand (2):
Wholesale	181,768	—	431,186	—	—%	—%	—%	—%
Direct-to-consumer	87,619	—	185,489	—	—%	—%	—%	—%
Total HEYDUDE Brand	269,387	—	616,675	—	—%	—%	—%	—%
Total consolidated revenues (2)	$985,094	$625,919	$2,609,823	$1,726,790	57.4%	51.1%	63.0%	55.9%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the nine months ended September 30, 2022 represent results during the Partial Period, and there are no comparative amounts for the three and nine months ended September 30, 2021.

Revenues. In the three months ended September 30, 2022, revenues increased compared to the same period in 2021. This was driven by the addition of HEYDUDE Brand revenues of $269.4 million and higher volume in the Crocs Brand of $131.0 million, or 20.9%, as a result of volume increases in all segments. Partially offsetting these increases were unfavorable foreign currency changes, most significantly in the Euro, which decreased Crocs Brand revenues by $34.9 million, or 5.6%, and lower average selling price on a constant currency basis (“ASP”) in the Crocs Brand of $6.2 million, or 1.0%, as a result of more discounting and promotional activity, primarily in our North America segment.

Revenues also increased in the nine months ended September 30, 2022, driven by (i) the addition of HEYDUDE Brand revenues of $616.7 million during the Partial Period, (ii) higher ASP in the Crocs Brand of $175.3 million, or 10.2%, as a result of increased pricing in all regions, offset in part by more promotions, and (iii) higher volume in all Crocs Brand segments of $173.2 million, or 10.0%, led by our EMEALA and Asia Pacific segments. Unfavorable foreign currency fluctuations, most significantly in the Euro and Korean Won, decreased Crocs Brand revenues by $82.2 million, or 4.8%.

Cost of sales. In the three months ended September 30, 2022, compared to the same period in 2021, HEYDUDE contributed to the majority of the increase in cost of sales, which was in line with its contributions to revenue. Additionally, higher volume in the Crocs Brand increased cost of sales by $51.1 million, or 22.6%. Higher average cost per unit on a constant currency basis (“AUC”) in the Crocs Brand of $46.0 million, or 20.3%, was mostly due to higher material and distribution and logistics costs, driven by inflation impacts and air freight used to mitigate supply challenges, as well as unfavorable purchasing power. Fluctuations in foreign currency decreased cost of sales by $17.4 million, or 7.7%.

In the nine months ended September 30, 2022, compared to the same period in 2021, cost of sales increased due to the addition of HEYDUDE, which had cost of sales in the Partial Period that were in line with its contributions to revenues discussed above, and were inclusive of a $62.3 million non-cash step-up of acquired HEYDUDE inventory to fair value. Higher AUC in the Crocs Brand of $141.1 million, or 20.8%, resulted mostly from higher material and distribution and logistics costs, driven by inflation and the use of air freight, as well as unfavorable purchasing power, and volume in the Crocs Brand was higher by $82.1 million, or 12.1%. These increases were partially offset by decreases as a result of foreign currency changes in the Crocs Brand of $37.5 million, or 5.5%.

Gross profit. Gross margin decreased in the three months ended September 30, 2022 to 54.9% compared to 63.9% in the same period in 2021. Gross margin for the Crocs Brand was 57.3% compared to 63.9% in the same period in 2021, driven mostly by higher material and freight costs due to global inflation and supply chain challenges, which have caused us to use more expensive shipping methods, and unfavorable purchasing power, as well as increased promotions, particularly in our North America segment. Gross margin for the HEYDUDE Brand was 48.8%, representing the continued effect of unfavorable pre-

acquisition freight contracts on inventory costs, which are recognized in gross margin as inventory is sold, and higher inventory storage costs as we work to expand HEYDUDE distribution centers to support a larger business.

Gross profit increased $141.5 million, or 35.4%, mostly due to the addition of the HEYDUDE Brand. Additionally, gross profit increased in the Crocs Brand as a result of higher volume of $79.8 million, or 20.0%. These increases were partially offset by the net impact of lower ASP and higher AUC of $52.2 million, or 13.1% and unfavorable foreign currency changes for the Crocs Brand of $17.6 million, or 4.4%.

Gross margin in the nine months ended September 30, 2022 was 52.3% compared to 60.7% in 2021. Gross margin for the Crocs Brand was 56.7% compared to 60.7% in 2021, due primarily to higher material and freight costs, as described above, and unfavorable purchasing power, offset in part by higher pricing. Gross margin for the HEYDUDE Brand was 38.3%, which is inclusive of an approximately 1,010 basis points unfavorable impact from a non-cash step-up of acquired HEYDUDE inventory to fair value. This gross margin also represents the continued effect of unfavorable pre-acquisition freight contracts on inventory costs, which are recognized in gross margin as inventory is sold, and higher inventory storage costs as we work to expand HEYDUDE distribution centers to support a larger business.

Gross profit increased $315.8 million, or 30.1%, as a result of the addition of the HEYDUDE Brand, which contributed to the majority of the increase, as well as increases in the Crocs Brand due to the net impact of both higher ASP and AUC of $34.2 million, or 3.3%, and higher volumes of $91.2 million, or 8.7%. These were offset by unfavorable foreign currency changes in the Crocs Brand of $44.7 million, or 4.3%.

Selling, general and administrative expenses. SG&A expenses increased $80.5 million, or 40.9%, in the three months ended September 30, 2022 compared to the same period in 2021. This was due to an increase in marketing costs of $35.1 million, mostly for investments in the HEYDUDE Brand. There was also an increase in sales commissions of $9.9 million, due primarily to HEYDUDE, which used more costly external sales representatives prior to the Acquisition Date. We are currently in the process of transitioning off of this model. Higher professional services costs of $9.7 million were due to variable costs associated with revenue growth and higher legal costs in part from the ongoing defense of our intellectual property. An increase in compensation expense of $7.4 million was driven by investments in employee headcount, including employees associated with HEYDUDE, offset in part by lower variable compensation. There was also an increase in facilities expense of $4.4 million driven in part by duplicate rent costs associated with our upcoming headquarters move and in part to variable rent associated with revenue growth. Other net costs, including costs associated with the integration of HEYDUDE and information technology costs, increased SG&A by $14.0 million.

SG&A expenses increased $208.1 million, or 39.6%, during the nine months ended September 30, 2022 compared to the same period in 2021. We have continued to invest in marketing to fuel growth, with an increase of $66.9 million to SG&A, primarily associated with investments in marketing in the Crocs Brand, including for our digital business, as well as investments in marketing for our new HEYDUDE Brand during the Partial Period. Additionally, costs of $33.2 million associated with the Acquisition and related integration, including consulting, legal, statutory, and accounting fees, contributed to the increase. Other increases in compensation costs of $25.9 million were due primarily to increased employee headcount as we have grown the Company over the last year, offset in part by lower variable compensation. Increases in professional services costs of $24.1 million were due to variable costs associated with revenue growth and higher legal costs in part from the ongoing defense of our intellectual property. There was an increase in sales commissions of $21.9 million, due mostly to HEYDUDE, which used more costly external representatives prior to the Acquisition, and an increase in facilities expenses of $11.2 million driven primarily by lease exit costs and penalties associated with the continued shutdown of our direct operations in Russia and duplicate rent costs associated with our upcoming headquarters move. There were net increases in other costs, including information technology, depreciation and amortization, and travel and related costs, of $24.9 million.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended September 30, 2022, we recognized realized and unrealized net foreign currency losses of $0.4 million compared to gains of $0.5 million during the three months ended September 30, 2021. During the nine months ended September 30, 2022, we recognized realized and unrealized net foreign currency losses of $1.1 million compared to losses of $0.1 million during the nine months ended September 30, 2021.

Income tax expense (benefit). During the three months ended September 30, 2022, income tax expense increased $16.0 million compared to the same period in 2021. The effective tax rate for the three months ended September 30, 2022 was 26.2% compared to an effective tax rate of 22.4% for the same period in 2021, a 3.8% increase. This increase in the effective rate was primarily driven by the prior year release of valuation allowances.

During the nine months ended September 30, 2022, income tax expense increased $200.5 million compared to the same period in 2021. The effective tax rate for the nine months ended September 30, 2022 was 25.9% compared to an effective tax rate of (11.7)% for the same period in 2021, a 37.6% increase. This increase in the effective rate was primarily driven by the prior year release of valuation allowances. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate primarily due to differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2022	2021	2022	2021	Q3 2022-2021	YTD 2022-2021	Q3 2022-2021	YTD 2022-2021
	(in thousands)
Revenues:
North America (2)	$445,327	$437,746	$1,187,713	$1,098,165	1.7%	8.2%	1.8%	8.3%
Asia Pacific	138,450	83,645	383,187	293,071	65.5%	30.7%	82.3%	41.6%
EMEALA (2)	131,929	104,503	422,226	335,481	26.2%	25.9%	45.6%	40.4%
Brand corporate (3)	1	25	22	73	(96.0)%	(69.9)%	(96.0)%	(69.9)%
Crocs Brand revenues	715,707	625,919	1,993,148	1,726,790	14.3%	15.4%	19.9%	20.2%
HEYDUDE Brand revenues (4)	269,387	—	616,675	—	—%	—%	—%	—%
Total consolidated revenues	$985,094	$625,919	$2,609,823	$1,726,790	57.4%	51.1%	63.0%	55.9%

Income from operations:
North America (2)	$191,438	$224,118	$498,413	$524,991	(14.6)%	(5.1)%	(14.4)%	(4.9)%
Asia Pacific	40,286	16,361	121,823	70,492	146.2%	72.8%	167.9%	89.3%
EMEALA (2)	40,506	35,721	128,819	117,128	13.4%	10.0%	31.1%	22.1%
Brand corporate (3)	(36,896)	(27,992)	(95,864)	(69,393)	(31.8)%	(38.1)%	(33.6)%	(39.8)%
Crocs Brand income from operations	235,334	248,208	653,191	643,218	(5.2)%	1.6%	(1.3)%	5.6%
HEYDUDE Brand income from operations (4)	79,056	—	136,381	—	—%	—%	—%	—%
Enterprise corporate (3)	(50,327)	(45,140)	(158,868)	(120,142)	(11.5)%	(32.2)%	(11.5)%	(32.2)%
Total consolidated income from operations	$264,063	$203,068	$630,704	$523,076	30.0%	20.6%	34.8%	25.5%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) In the first quarter of 2022, certain revenues and expenses associated with our Latin America businesses previously reported in our ‘Americas’ segment were shifted into the ‘EMEA’ segment. To reflect this change, we renamed our ‘Americas’ segment to ‘North America’ and renamed our ‘EMEA’ segment to ‘EMEALA.’ As a result of these changes, the previously reported amounts for revenues and income from operations for the three and nine months ended September 30, 2021 have been revised to conform to current period presentation. Refer to Part I - Item I. Financial Statements in our Quarterly Report on Form 10-Q for the period ended June 30, 2022 for more information.
(3) In the first quarter of 2022, as a result of the Acquisition, all costs previously reported in “Unallocated corporate and other” were recast between ‘Brand corporate’ costs associated with the Crocs Brand and ‘Enterprise corporate’ costs, each of which is defined in Note 15 — Operating Segments and Geographic Information in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As a result of these changes, the previously reported amounts for income from operations for the three and nine months ended September 30, 2021 have been revised to conform to current period presentation. Refer to Part I - Item I. Financial Statements in our Quarterly Report on Form 10-Q for the period ended June 30, 2022 for more information.
(4) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the nine months ended September 30, 2022 represent results during the Partial Period, and there are no comparative amounts for the three and nine months ended September 30, 2021.

The primary drivers of changes in revenues by operating segment were:

	Three Months Ended September 30, 2022 vs. 2021
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Crocs Brand:
North America	$51,882	11.8%	$(43,663)	(10.0)%	$(638)	(0.1)%	$7,581	1.7%
Asia Pacific	51,113	61.1%	17,721	21.2%	(14,029)	(16.8)%	54,805	65.5%
EMEALA	27,982	26.8%	19,705	18.8%	(20,261)	(19.4)%	27,426	26.2%
HEYDUDE Brand (2)	—	—%	—	—%	—	—%	—	—%
Total segment revenues	$130,977	20.9%	$(6,237)	(1.0)%	$(34,928)	(5.6)%	$89,812	14.3%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, there are no comparative amounts for the three months ended September 30, 2021.

	Nine Months Ended September 30, 2022 vs. 2021
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Crocs Brand:
North America	$29,536	2.7%	$61,402	5.6%	$(1,390)	(0.1)%	$89,548	8.2%
Asia Pacific	69,200	23.6%	52,924	18.0%	(32,008)	(10.9)%	90,116	30.7%
EMEALA	74,547	22.2%	60,975	18.2%	(48,777)	(14.5)%	86,745	25.9%
HEYDUDE Brand (2)	—	—%	—	—%	—	—%	—	—%
Total segment revenues	$173,283	10.0%	$175,301	10.2%	$(82,175)	(4.8)%	$266,409	15.4%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the nine months ended September 30, 2022 represent results during the Partial Period, and there are no comparative amounts for the nine months ended September 30, 2021.

Crocs Brand

North America Operating Segment

Revenues. North America revenues increased in the three months ended September 30, 2022 compared to the same period in 2021, due to higher volumes, offset in part by lower ASP as a result of increased promotional activity. Foreign currency changes were relatively flat during the quarter, with slight decreases due to changes in the Canadian Dollar.

The increase in North America revenues in the nine months ended September 30, 2022 compared to the same period in 2021, due to higher ASP from higher pricing, offset in part by increased promotional activity in the third quarter, while volumes increased, primarily in DTC. Changes in the Canadian Dollar also slightly decreased revenues.

Income from Operations. Income from operations for our North America segment was $191.4 million for the three months ended September 30, 2022, a decrease of $32.7 million, or 14.6%, compared to the same period in 2021. Gross profit decreased by $25.3 million, or 8.6%, compared to prior year, primarily due to lower ASP driven by increased promotional activity and higher AUC driven by higher material costs, due in part to inflation, offset in part by favorable channel mix. Volume was up 13.7%, while foreign currency impacts were relatively flat.

SG&A for our North America segment increased $7.4 million, or 10.3%, during the three months ended September 30, 2022 compared to the same period in 2021. Compensation cost increased $2.5 million as a result of investments in employee headcount, facilities expense increased $1.5 million, services costs, including variable costs associated with higher revenues, increased $1.3 million, and marketing costs increased $1.2 million. Other net costs increased by $0.9 million.

During the nine months ended September 30, 2022, income from operations for our North America segment was $498.4 million, a decrease of $26.6 million, or 5.1%, compared to the same period in 2021. Gross profit increased $5.6 million, or 0.8%, primarily due to higher volumes of $26.5 million, or 3.8%, partially offset by higher AUC, due to higher material and freight costs, that outpaced higher ASP, due to higher pricing, of $19.7 million, or 2.8%. Unfavorable foreign currency changes also partially offset the increase due to higher volumes.

SG&A for our North America segment increased $32.2 million, or 17.5%, during the nine months ended September 30, 2022 compared to the same period in 2021, due to an increase in marketing costs of $12.4 million to fuel revenue growth and invest in digital marketing and higher compensation of $8.8 million primarily due to investments in employee headcount, including retail labor, which also had higher wages in 2022 compared to 2021. Facilities costs increased $3.3 million, and services costs, including variable costs associated with higher revenues, increased $2.8 million. Other net costs increased by $4.9 million.

Asia Pacific Operating Segment

Revenues. Increases in revenues in our Asia Pacific segment led the Crocs Brand in the three months ended September 30, 2022 compared to the same period in 2021, largely as a result of higher volume, leading to broad-based growth in the region, primarily with distributors in Southeast Asia, which benefited from COVID-19 re-openings and the partial return of tourism to the region over prior year, as well as in India and South Korea. ASPs were also up in the region as a result of higher pricing, less discounting, and favorable product mix, offset in part by unfavorable channel mix towards wholesale. These increases were partially offset by unfavorable foreign currency changes in all currencies in the region, most significantly in the Korean Won and Japanese Yen.

Revenues in our Asia Pacific segment increased in the nine months ended September 30, 2022 compared to the same period in 2021, as a result of volume increases and ASP increases, as a result of increased pricing and fewer promotions. Significant unfavorable foreign currency fluctuations in all currencies, but most significantly the Korean Won, partially offset ASP and volume increases.

Income from Operations. Income from operations for the Asia Pacific segment was $40.3 million for the three months ended September 30, 2022, an increase of $23.9 million, or 146.2%, compared to the same period in 2021. Gross profit increased by $30.7 million, or 58.6%, primarily as a result of 52.2% higher volumes, as well as higher ASP. These increases were partially offset by unfavorable foreign currency changes of 15.3%.

SG&A for our Asia Pacific segment increased $6.8 million, or 18.8%, during the three months ended September 30, 2022 compared to the same period in 2021, primarily due to higher marketing costs of $2.7 million, mostly driven by the COVID-19-related closures during the second quarter, which delayed our marketing investment into the third quarter. Facilities expense increased $1.5 million as a result of variable rent associated with higher revenues, while other net costs increased $2.6 million.

Income from operations for the Asia Pacific segment was $121.8 million for the nine months ended September 30, 2022, an increase of $51.3 million, or 72.8%, compared to the same period in 2021. Gross profit increased by $58.8 million, or 33.7%, due to higher ASPs, offset partially by higher AUCs, as a result of price increases, decreased promotional activity, and unfavorable purchasing power, which led to a net increase to gross profit of 24.7%. Higher volumes also increased gross profit by 20.8%, but changes in foreign currency offset these increases by 11.8%.

SG&A for our Asia Pacific segment increased $7.5 million, or 7.2%, in the nine months ended September 30, 2022 compared to the same period in 2021, mostly due to higher facilities costs of $2.9 million associated with higher retail revenues and increased investments in employee headcount of $2.7 million. There were also higher other net costs of $1.9 million.

EMEALA Operating Segment

Revenues. Revenues increased in the EMEALA segment in the three months ended September 30, 2022 compared to the same period in 2021, despite significant unfavorable currency headwinds due to fluctuations in the Euro and the shutdown of our direct operations in Russia as a result of the Ukraine war. This performance was driven by increased volume, with growth particularly strong in our distributor markets, and increased ASPs, driven by increased prices and product mix, offset in part by unfavorable channel mix.

During the nine months ended September 30, 2022, EMEALA revenues increased compared to the same period in 2021, due to increased volume, as well as higher ASP, primarily in our wholesale channel, offset in part by significant unfavorable foreign currency fluctuations in the Euro.

Income from Operations. Income from operations for the EMEALA segment was $40.5 million for the three months ended September 30, 2022, an increase of $4.8 million, or 13.4%, compared to the same period in 2021. Gross profit increased $5.9 million, or 10.6%, mostly as a result of higher volume of 23.9%. Additionally, gains in ASP due to increased pricing and decreased promotions were largely offset by higher AUC as a result of unfavorable purchasing power and increased material and freight costs, leading to a net increase in gross profit of 3.3%. These increases were offset in part by unfavorable changes in foreign currency of $9.2 million, or 16.6%.

SG&A for our EMEALA segment increased $1.1 million, or 5.4%, during the three months ended September 30, 2022 compared to the same period in 2021. Marketing investments increased $1.3 million, while other net costs decreased $0.2 million.

Income from operations for the EMEALA segment was $128.8 million for the nine months ended September 30, 2022, an increase of $11.7 million, or 10.0%, compared to the same period in 2021. Gross profit increased $23.1 million, or 13.4%, due to higher sales volumes of $35.5 million, or 20.6%, and increases in ASP that outpaced increases in AUC of $10.7 million, or 6.2%, as a result of price increases, offset in part by higher material and freight costs and unfavorable purchasing power. Negative currency changes, primarily in the Euro, led to decreases of 13.4%.

SG&A for our EMEALA segment increased $11.4 million, or 20.6%, during the nine months ended September 30, 2022 compared to the same period in 2021. This was primarily due to various costs associated with the continued shutdown of our direct operations in Russia, including severance and lease exit costs and penalties, of $5.8 million. Marketing costs, including investments in digital marketing, increased $5.1 million. There were also other net cost increases of $0.5 million.

Crocs Brand Corporate

During the three months ended September 30, 2022, total net costs within ‘Brand corporate’ increased $8.9 million, or 31.8%, compared to the same period in 2021, due to a larger investment in marketing of $3.0 million, an increase in compensation costs of $2.5 million, and an increase in other net costs, including contract labor, of $3.4 million.

During the nine months ended September 30, 2022, total net costs within ‘Brand corporate’ increased $26.5 million, or 38.1%, compared to the same period in 2021, due to higher compensation costs of $7.6 million as a result of increased headcount, higher services costs, including consulting and contract labor, of $3.8 million, a larger investment in marketing of $3.0 million, and higher information technology costs of $2.1 million. Other net costs increased by $10.0 million.

HEYDUDE Brand

For the three months ended September 30, 2022, revenues attributable to HEYDUDE were $269.4 million, with the majority of revenues attributable to our wholesale channel at approximately 67%. Overall, we sold 9.2 million pairs of shoes during the quarter. Income from operations during the quarter was $79.1 million and included SG&A costs comprised primarily of marketing, sales commissions, and compensation expense.

For the Partial Period, revenues attributable to HEYDUDE were $616.7 million, with the majority of revenues attributable to our wholesale channel at approximately 70%. Overall, we sold 21.2 million pairs of shoes during the Partial Period. Income from operations during the Partial Period was $136.4 million and included a $62.3 million non-cash step-up of acquired HEYDUDE inventory to fair value and SG&A costs comprised primarily of marketing, sales commissions, compensation expense, and depreciation and amortization expense.

Refer to Note 17 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Acquisition.

Enterprise Corporate

During the three months ended September 30, 2022, total net costs within ‘Enterprise corporate’ increased $5.2 million, or 11.5%, compared to the same period in 2021. This was primarily due to increases in various costs, including services, facilities, and information technology costs, of $8.0 million, and statutory costs associated with the HEYDUDE acquisition of $4.7 million, mostly offset by decreased compensation costs of $5.2 million, due to lower variable compensation, and decreases in other costs, including depreciation and amortization, of $2.3 million.

During the nine months ended September 30, 2022, total net costs within ‘Enterprise corporate’ increased $38.7 million, or 32.2%, compared to the same period in 2021. This was primarily due to costs associated with the acquisition and integration of HEYDUDE, including consulting, legal, statutory, and accounting fees, among others, of $33.2 million. There were also increases in other professional services costs of $8.4 million, information technology costs of $4.3 million, facilities costs, including duplicate rent for our new corporate headquarters, of $4.1 million, and other net costs of $1.8 million. These increases were offset in part by lower compensation costs of $7.8 million primarily due to lower variable compensation and lower depreciation and amortization of $5.3 million.

Crocs Brand Store Locations and Digital Sales Percentage

The tables below illustrate the overall change in the number of our Crocs Brand company-operated retail locations by reportable operating segment for the three and nine months ended September 30, 2022:

	June 30, 2022	Opened	Closed	September 30, 2022
Company-operated retail locations:
North America	175	3	—	178
Asia Pacific	152	3	2	153
EMEALA	41	—	19	22
Total	368	6	21	353

	December 31, 2021	Opened	Closed	September 30, 2022
Company-operated retail locations:
North America	173	5	—	178
Asia Pacific	153	5	5	153
EMEALA	47	1	26	22
Total	373	11	31	353

Digital sales, which includes sales through our company-owned websites, third party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Digital sales as a percent of total revenues:
Crocs Brand	37.4%	36.8%	36.0%	35.5%
HEYDUDE Brand (1)	35.9%	—%	32.4%	—%
Total (2)	37.0%	36.8%	35.2%	35.5%
(1) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the nine months ended September 30, 2022 represent results during the Partial Period, and there are no comparative amounts for the three and nine months ended September 30, 2021.
(2) For the three and nine months ended September 30, 2021, the digital sales as a percent of total revenues represents the Crocs Brand only. See footnote (1) above.

Direct-to-consumer (“DTC”) comparable sales for the Crocs Brand are as follows:

	Constant Currency (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct-to-consumer comparable sales: (2)
Crocs Brand (3)	18.2%	N/A	13.6%	N/A
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
(3) In the three and nine months ended September 30, 2021, as a result of the COVID-19 pandemic’s impact on 2020 sales we did not disclose DTC comparable sales, as they were not meaningful.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of September 30, 2022 was:

September 30, 2022
(in thousands)
Cash and cash equivalents	$142,971
Available borrowings	611,080

As of September 30, 2022, we had $143.0 million in cash and cash equivalents and up to $611.1 million of available borrowings, including $599.7 million of remaining borrowing availability under the Revolving Facility (as defined below) and $11.4 million of remaining borrowing availability under the Asia revolving facilities. As of September 30, 2022, the Term Loan B Facility (as defined below) was fully drawn and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

We completed the Acquisition on February 17, 2022. The consideration for the Acquisition was comprised of $2.05 billion in cash and 2,852,280 of Crocs shares. To finance a portion of the Cash Consideration, we entered into the $2.0 billion Term Loan B Facility and borrowed $50.0 million under our Revolving Facility. In the remainder of 2022, we plan to continue to use excess cash generated by our operations to begin to repay our outstanding debt, and, as such, our share repurchase program remains suspended.

Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, global economic conditions, and the pace of sustainable growth in our markets, among other things, could each impact our business and liquidity.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of September 30, 2022 without incurring additional U.S. federal income taxes. As of September 30, 2022, we held $100.9 million of our total $143.0 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. The repatriation of the $100.9 million, held in international locations is not limited by local regulations.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2022, the total commitments available from the lenders under the Revolving Facility were $600.0 million. At September 30, 2022, we had no outstanding borrowings and $0.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of September 30, 2022 and December 31, 2021, we had $599.7 million and $414.7 million, respectively, of available borrowing capacity under the Revolving Facility.

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

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30, 2022, with the remaining principal amount due on February 17, 2029, the maturity date. As of September 30, 2022, we had $1,975 million in outstanding principal and the Term Loan B Facility was fully drawn with no remaining borrowing capacity.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2022, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the nine months ended September 30, 2022, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”) which provides up to 10.0 million RMB, or $1.4 million at current exchange rates, and matures in January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which provides up to an equivalent of $10.0 million.

We had no borrowings outstanding under our Asia revolving facilities at September 30, 2022 or December 31, 2021.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the

Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2022, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$246,685	$355,165	$(108,480)	(30.5)%
Cash used in investing activities	(2,136,489)	(35,767)	(2,100,722)	(5,873.4)%
Cash provided by (used in) financing activities	1,827,653	(13,020)	1,840,673	14,137.3%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8,821)	(3,907)	(4,914)	(125.8)%
Net change in cash, cash equivalents, and restricted cash	$(70,972)	$302,471	$(373,443)	(123.5)%

Operating Activities. Cash provided by operating activities consists of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities decreased $108.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven by decreases in operating assets and liabilities of $134.2 million, primarily due to accounts receivable, net and inventory, partially offset by higher net income, adjusted for non-cash items, of $25.8 million.

Investing Activities. There was a $2,100.7 million increase in cash used in investing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is primarily due to the Cash Consideration for the Acquisition, net of cash acquired. Refer to Note 17 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Financing Activities. Cash provided by financing activities increased by $1,840.7 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $2,070.7 million in proceeds from borrowings, which includes borrowings under the Term Loan B Facility, the Revolving Facility, and the Asia revolving facilities. Additionally, a decrease of $500.0 million in repurchases of common stock and a decrease of $7.3 million in repurchases of common stock for tax withholding. The overall increase was offset by a $700.0 million decrease in proceeds from the Notes issuances that occurred in the nine months ended September 30, 2021 that did not recur in the current period, a $36.9 million increase in deferred debt issuance costs, primarily related to the Term Loan B Facility. We also had an increase of $0.3 million in repayments of borrowings and a $0.1 million increase in other cash used in financing activities.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, other than (i) borrowings and repayments on the Revolving Facility and Asia Facilities, (ii) borrowings and repayments under the Term Loan B Facility, which we entered into in the nine months ended September 30, 2022, and (iii) future lease payments of approximately $75 million through 2033, as described in Note 5 — Leases in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2022, other than certain purchase commitments, which are described in Note 14 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2022, we acquired HEYDUDE. The aggregate closing price of the Acquisition was $2.3 billion. The fair value of the acquired assets was determined by a third-party valuation specialist. The fair value of inventory was determined using a market approach and a cost approach, the replacement cost method. These methods were reconciled in order to allocate profit and expenses to measure the inventory value created by a seller. For the trademark, the third-party valuation specialist used the Multi Period Excess Earnings approach and for customer relationships, the valuation team used the distributor method.

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

The fair values of all the other assets and liabilities noted are equal to their carrying values due to the nature of the specific asset or liability. Refer to Note 17 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional details on the Acquisition.

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

As of September 30, 2022, we had borrowings with a face value of $2,675.0 million, comprised of the Notes, which carry a fixed rate, and the Term Loan B Facility. We also had $0.3 million in outstanding letters of credit under our Revolving Facility as of September 30, 2022. As of December 31, 2021, we had long-term borrowings with a face value of $785.0 million and $0.3 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the borrowings under our Term Loan B Facility and Revolving Facility would have increased interest expense by $5.4 million and $13.0 million for the three and nine months ended September 30, 2022, respectively.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the three months ended September 30, 2022 by $2.9 million and $0.4 million, respectively. For the nine months ended September 30, 2022, an increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes by $8.5 million and $1.8 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, as defined in “Known or Anticipated Trends” in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

We may enter into forward foreign exchange contracts to buy or sell various foreign currencies to selectively protect against volatility in the value of non-functional currency denominated monetary assets and liabilities. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur. As of September 30, 2022, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $177.5 million. The net fair value of these contracts at September 30, 2022 was an asset of $0.7 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of September 30, 2022, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $0.9 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2022. During the nine months ended September 30, 2022, we closed the Acquisition, as discussed in Note 17 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include internal controls over financial reporting at HEYDUDE. HEYDUDE revenues represented approximately 27.3% and 23.6% of our total revenues for the three and nine months ended September 30, 2022, respectively. This exclusion is consistent with the Securities and Exchange Commission (the “SEC”) staff's guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition.

Based upon that this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

As noted above, we are in the process of integrating HEYDUDE into our overall internal control over financial reporting and will include HEYDUDE in Management’s Evaluation of Disclosure Controls and Procedures for the year ending December 31, 2023. This process may result in addition or changes to our internal control over financial reporting. In addition, as a result of the Acquisition, we have implemented new processes and controls over accounting for an acquisition during the nine months ended September 30, 2022, including determining the fair value of the assets acquired and liabilities assumed. Except as described above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three or nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing war between Russia and Ukraine has adversely affected the global economy, resulted in heightened economic sanctions against Russia from the United States, the United Kingdom, the European Union, and the international community and could result in geopolitical instability. As a result of the ongoing war between Russia and Ukraine, we have stopped DTC business operations in Russia. Even though revenues from Russia represented less than 3% of our consolidated revenues in 2021, the impact of these government measures and our continued withdrawal of the business, as well as retaliatory actions taken by Russia and the United States and foreign government bodies has caused a negative impact to the global economy, driving increases to the cost of transportation, energy, and supplies and macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, which have had, and could continue to have, a material adverse effect on our business, financial condition, results of operations, supply chain, intellectual property, partners, customers or employees and may expose us to adverse legal proceedings in Russia in the future. Further escalation of geopolitical tensions related to the war between Russia and Ukraine, including increased trade barriers or restrictions on global trade, could result in, among other things, broader impacts that expand into other markets, cyberattacks, supply chain and logistics disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing war between Russia and Ukraine could heighten many of our known risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 16, 2022.

Changes in global economic conditions, including, but not limited to, those driven by inflation, may adversely affect consumer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.

Uncertainty about current and future global economic conditions may cause consumers, wholesalers, and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability, and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and in specific markets, that may adversely affect the demand for our products including recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, public health issues like the COVID-19 pandemic, or other economic factors, certain of which effects we have experienced thus far in 2022 and currently expect to continue to experience in 2023. If global economic and financial market conditions deteriorate, or remain weak, for an extended period of time, the following factors, among others, could have a material adverse effect on our business and financial results:

•Changes in foreign currency exchange rates relative to the USD could have a material impact on our reported financial results, such as in the quarter ended September 30, 2022.
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
•If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Furthermore, even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation, and sales.

The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may also increase economic uncertainty and negatively affect consumer spending. Similarly, the ongoing war between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to continue to have further global economic consequences, including disruptions of the global supply chain and energy markets. See “The ongoing war between Russia and Ukraine could cause further disruptions in the global economy as well as a negative impact on our business, financial condition and results of operations.” Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates have already, and may continue to, adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.

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

CROCS, INC.

Date: November 3, 2022	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer