Form 10-K
period 2022-12-31
Crocs, Inc.
filed 2023-02-16
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $2.2 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.
The number of shares of the registrant’s common stock, par value $0.001 per shares, outstanding as of February 9, 2023 was 61,751,732.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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

Risks Factors Summary

Our business is subject to a number of risks and uncertainties, including those described in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•    our substantial dependence on the value of our brands and our failure to strengthen and preserve this value;
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
•    the war between Russia and Ukraine;
•    supply chain disruptions, which could interrupt product manufacturing and global logistics and increase product costs;
•    our dependence on third-party manufacturers located outside of the U.S.;
•    our dependence on the global supply chain and impacts of supply chain constraints and inflationary pressure;
•    our inability to accurately forecast consumer demand;
i

•    our third-party manufacturing operations, which must comply with labor, trade, and other laws;
•    our dependence on a number of suppliers for key production materials, and any disruption in the supply of such materials;
•    changes in foreign exchange rates, most significantly but not limited to the Euro and South Korean Won, or other global currencies;
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
•    increasing scrutiny from investors, regulators, and other key stakeholders with respect to our ESG (as defined below) practices;
•    the significant operating and financial restrictions that our Revolving Credit Agreement (as defined herein), the Term Loan B Credit Agreement (as defined herein), and the Indentures (as defined herein) each impose will impose, on us and certain of our subsidiaries, which may prevent us from capitalizing on business opportunities;
•    our indebtedness as well as the ability to meet payment obligations under our Revolving Credit Agreement, the Term Loan B Credit Agreement, and the Notes (as defined herein);
•    our ability to incur substantially more debt;
•    that we may be required to record impairments of long-lived assets or incur other charges relating to our company-operated retail operations;
•    that we may incur impairments of the carrying value of our goodwill and other intangible assets;
•    the fluctuations to which our quarterly revenues and operating results are subject;
•    the risks of maintaining significant cash abroad;
•    changes in tax laws and unanticipated tax liabilities and adverse outcomes from tax audits or tax litigation;
•    our failure to meet analyst and investor expectations;
•    our ability to realize the benefits from the Acquisition (as defined below); and
•    the incurrence by us of substantial indebtedness in connection with the financing of the Acquisition.
ii

Crocs, Inc.
Table of Contents to the Annual Report on Form 10-K
For the Year Ended December 31, 2022

PART I

ITEM 1. Business

The Company

Crocs, Inc. and our consolidated subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for women, men, and children. We strive to be the world leader in innovative casual footwear, combining comfort and style with a value that consumers want.

On February 17, 2022 (the “Acquisition Date”), we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”), pursuant to a securities purchase agreement (the “SPA”) entered into on December 22, 2021. HEYDUDE is engaged in the business of distributing and selling casual footwear under the brand name “HEYDUDE.” The majority of HEYDUDE sales are currently in the United States.

The consolidated results reported for the year ended December 31, 2022 represent the Crocs Brand and ‘Enterprise corporate’ for the full year and the HEYDUDE Brand for the partial period beginning on the Acquisition Date through December 31, 2022 (the “Partial Period”); for the years ended December 31, 2021 and 2020, the results represent the Crocs Brand and ‘Enterprise corporate’ only.

Our reportable operating segments include: (i) North America for the Crocs Brand, operating throughout the United States of America (the “United States” or the “U.S.”) and Canada, (ii) Asia Pacific for the Crocs Brand, operating throughout Asia, Australia, and New Zealand; (iii) Europe, Middle East, Africa, and Latin America (“EMEALA”) for the Crocs Brand; and (iv) the HEYDUDE Brand, which are discussed in more detail in “Business Segments and Geographic Information” below. Within the regions in which we operate, we prioritize six core markets for the Crocs Brand where we believe the greatest opportunities for growth exist: (i) China, (ii) India, (iii) Japan, (iv) South Korea, (v) the U.S., and (vi) Western Europe.

Our Vision

At the heart of our brands is our consumers. We have brands, with a broad democratic appeal and accessible price points, which are aligned with global megatrends such as casualization and personalization. The philosophy and vision for our brands has been an important driver of our results and, we believe, will continue to be important as we strive to realize the full potential of our brands. To that end, in 2022, we continued our message of “Come As You Are” in all regions and channels for the Crocs Brand. During the year, we added the HEYDUDE Brand to our portfolio, which we believe is an ideal fit with the Crocs Brand and long-term consumer trends given its focus on casualization, comfort-led functionality, sustainability, and personalization.

Our growth framework is driven by five strategic areas of focus:

•Growing digital sales — Digital sales include sales directly to consumers through our company-owned websites, third-party marketplaces, and wholesale sales to our global e-tailers. Our digital sales in 2022 were 37.8% of consolidated revenues, compared to 36.7% and 41.5% of consolidated revenues in 2021 and 2020, respectively.
•Gaining sandals market share for the Crocs Brand — Sandals have long been a focus of the Crocs Brand as a large and accessible growth avenue for the brand. We believe sandals are a natural extension of the Crocs Brand and allow us to access new consumers by leveraging our signature molding technology to provide casual, comfortable footwear for a variety of wearing occasions.
•Increasing awareness and distribution for the HEYDUDE Brand — We acquired HEYDUDE in February 2022 and have embarked, and plan to continue to embark, on various marketing activities to drive higher awareness. We have also entered into a lease not yet commenced for a new HEYDUDE distribution center in Las Vegas, Nevada, to expand our distribution capabilities of the HEYDUDE Brand.
•Growth opportunities internationally — As a company with a well-established global footprint, we believe we have a long-term sales growth opportunity internationally. Our international sales in 2022 were 29.4% of consolidated revenues, compared to 32.8% and 39.9% of consolidated revenues in 2021 and 2020, respectively. This includes sales in 2022 for the HEYDUDE Brand, which operates primarily in the United States. Our six core markets for the Crocs Brand include five international markets, and more specifically, four markets in Asia: China, India, Japan, and South Korea. Additionally, we intend to further expand the HEYDUDE Brand in Europe beginning in 2023.

•Ongoing product and marketing innovation — At the heart of our Crocs Brand’s DNA are our clogs, sandals, and Jibbitz™ charms, which are key product pillars that we believe will drive long-term growth. We continue to grow our clog silhouette with new colors, graphics, licensed images, embellishments, and accessories, such as Jibbitz™ charms, for personalization. The addition of the HEYDUDE Brand to our portfolio provides an innovative loafer concept that is differentiated through quality and comfort. From a marketing perspective, we continue to invest in globally integrated digital advertising campaigns, as well as designer, celebrity and influencer, and brand partnerships.

Products

Since we first introduced a single-style clog in six colors in 2002, we have grown to be a world leader of innovative, casual footwear for women, men, and children. We offer a broad portfolio of all-season products, while remaining true to our core casual footwear heritage.

Crocs Brand

Recognized globally for our unmistakable iconic molded clog silhouette, we have taken the successful formula of a simple design aesthetic, paired it with modern comfort, and expanded into a wide variety of casual footwear products including sandals—wedges, flips, and slides—that meet the needs of the whole family. Our mission of “everyone comfortable in their own shoes” continued in 2022 as we repeatedly brought our consumers new silhouettes, compelling collaborations, trend-right colors and graphics, and increased personalization through our Jibbitz™ charms accessories.

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

HEYDUDE Brand

In 2022, we added HEYDUDE to our portfolio, whose shoes have a versatile silhouette with many wearing occasions that focus on casualization, comfort-led functionality, and personalization. HEYDUDE utilizes leading technologies including a flex-and-fold outsole and ergonomic insole. The shoes are known for being lightweight, flexible, and soft, with design and functional flexibility for convenience.

Marketing

Each season, we focus on presenting compelling brand stories and experiences for our new product introductions as well as our on-going core products. We employ social and digital marketing centered on showcasing our clog and sandal silhouettes and our Jibbitz™ charms for the Crocs Brand and our versatile loafer silhouette for the HEYDUDE Brand. We continue to invest in globally integrated marketing campaigns, as well as designer, celebrity and influencer, and brand partnerships, ranging from popular artists like Luke Combs to a wide range of well-known brands such as 7-Eleven. Innovation is not only core to our brands’ values; it is at the forefront of how we drive consumer acquisition and engagement. We strive to listen and respond quickly to our customers to give them new and innovative reasons to continue to choose the Crocs Brand and HEYDUDE Brand. See Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information on total marketing costs for the year.

Environmental, Social, and Governance (“ESG”) Initiatives

As one of the world’s largest footwear companies, we strive to make a positive impact on the global footwear industry, for people, and for our planet. An explanation of our progress toward more transparent, socially conscious, and sustainable business practices will be provided in our fiscal year 2022 ESG report, which is expected to be published in the first half of 2023. Our ESG report will be made available on the Investor Relations section of our website located at www.investors.crocs.com. Except where specified otherwise, all information in the forthcoming ESG report and below ESG discussion pertains to Crocs, Inc. as of December 31, 2022. The content provided in our ESG Report or accessible through our website is not incorporated by reference as part of this Annual Report on Form 10-K.

We intend to continuously advance our business practices towards our goal of consistently delivering products that exceed customer and consumer expectations with neither undue degradation to the planet nor harm to the communities with which we interact globally as part of our effort to create a more comfortable world for all. We believe the progress of our ESG efforts is best understood by disclosing measurable and relevant goals and metrics, and, to this end, we continue to align our reporting with the Sustainability Accounting Standards Board (“SASB”) framework.

Environmental

We are committed to reducing our impact on the environment and are particularly focused on carbon reduction, sustainable operations, and product circularity.

In 2022, we completed our first Greenhouse Gas inventory of the Crocs Brand based on 2021 data. We are in the process of redefining our 2021 baseline to account for the HEYDUDE Brand and completing our 2022 Greenhouse Gas inventory for the full enterprise as we continue on our journey to Net Zero. In the past year, we continued the integration of a new, more sustainable bio-based alternative for our Croslite™ materials in partnership with Dow Chemical’s new ECOLIBRIUM™ Technology; renewed our membership with the Sustainable Apparel Coalition; and continued to enhance our tracking of our energy use, water use, and waste generation. More detail on these initiatives, as well as our ambitions, will be provided in our upcoming ESG report.

Social

As of December 31, 2022, we employed nearly 6,680 employees globally, including approximately 3,480 employees in our retail stores, 1,880 employees at our corporate/regional offices, and 1,320 employees at our distribution centers.

We believe we have among the most talented workforce in the footwear industry and continue to improve and implement new initiatives to remain an employer of choice across all of our businesses and geographies. These initiatives include pay transparency in hiring, offering employee training and developing leadership capabilities, enabling meaningful professional experiences, offering a compelling employee value proposition and fair wages, and creating a collaborative culture that “celebrates one-of-a-kinds and stands together with all different kinds.” Crocs, Inc. strives to create a culture of inclusion through progressive people-practices that support and empower all employees regardless of gender, age, race, ethnicity, national origin, disability, religion, immigration status, or sexual orientation, gender identity, or expressions. We are proud of the workplace culture we have created and will continue to engage our employees to hear where we still have room for improvement. To that end, our regular employee engagement scores continue to meet or surpass industry benchmarks and reflect a highly engaged global workforce.

Our efforts around inclusion, collaboration, and human rights extend through our supply chain. We work to ensure our products are sourced, produced, and delivered to our customers in a manner that upholds international labor and human rights standards, inclusive of occupational safety and chemical safety. In addition, we maintain numerous measures to ensure our supply chain complies with our Social Compliance Code of Conduct and Restricted Substances Policy, as well as with all local laws and customs regarding hiring practices, wages, and working conditions.

We also seek to extend the reach of our social and environmental standards through our global “Crocs Cares” program, through which we focus on providing shoes, funds, and employee time to support social inclusion and equality, and respond to our communities’ needs in times of crises. This is an ever-evolving program, informed by key stakeholder priorities. In 2022, Crocs, Inc. supported school students in the communities impacted by the Marshall Fire in Colorado, Ukrainian refugees, and frontline healthcare workers. Thanks to the generosity of our consumers and employees, we continued to generate donations to Feeding America, providing meals to families in need.

Governance

Strong corporate governance mechanisms, along with robust internal controls over our financial reporting framework, are the foundation for our ESG progress. In 2022, we formed an Environmental, Social, and Governance Steering Committee (the “ESG Committee”) of our board of directors (the “Board”), comprised of three independent directors, overseeing our ESG efforts and receiving quarterly updates on the development of our ESG program. Specifically, the ESG Committee assists the Board in (i) carrying out the responsibilities delegated by the Board regarding the review and oversight of our goals, policies, procedures and disclosures related to sustainability and ESG matters and (ii) its oversight of the sustainability and ESG matters material to us, our employees, our communities, and the planet. Additionally, we regularly review our Enterprise Risk Management and Ethics & Compliance program frameworks to account for our social and environmental risks and opportunities, specifically including those related to climate change. All material findings and updates are elevated to and discussed with our Board, which includes 38% female and 13% historically underrepresented racial/ethnic members as of

December 31, 2022. In 2022, Crocs, Inc. formalized its ESG/Sustainability department with a newly created VP, Global Head of Sustainability position reporting directly to our Chief Executive Officer.

We believe our employees are critical to the maintenance of strong corporate governance and, to that end, we continue to conduct annual in-person and online compliance trainings for all corporate employees, as well as retail and distribution center management. We also maintain a global ethics hotline, which is monitored by our Legal department, should any of our stakeholders identify concerns or have grievances.

Distribution Channels

The broad appeal of our footwear has allowed us to market our products in more than 85 countries through two distribution channels: wholesale and direct-to-consumer (“DTC”). Our wholesale channel includes domestic and international multi-brand retailers, mono-branded partner stores, e-tailers, and distributors; our DTC channel includes e-commerce, in which we sell through company-operated e-commerce sites and third-party marketplaces, and retail, in which we sell through company-operated stores.

Wholesale Channel

During the years ended December 31, 2022, 2021, and 2020, 54.9%, 50.8%, and 50.0% of our consolidated revenues, respectively, were derived through our wholesale channel. Our wholesale channel includes domestic and international, multi-brand, brick-and-mortar retailers, e-tailers, and distributors in certain countries, including partner store operators. Brick-and-mortar customers typically include family footwear retailers, national and regional retail chains, sporting goods stores, and independent footwear retailers.

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

Direct-to-Consumer Channel

Our DTC channel includes company-operated e-commerce sites, third-party marketplaces, company-operated full-price retail stores, outlet stores, and kiosks/store-in-store locations. During the years ended December 31, 2022, 2021, and 2020, 45.1%, 49.2%, and 50.0%, respectively, of our consolidated revenues were derived through our DTC channel.

E-commerce

As of December 31, 2022, we offered our products through 14 company-operated e-commerce sites worldwide and also on third-party marketplaces. Our e-commerce presence facilitates a greater connection with our consumers and provides us with an opportunity to educate them about our products and brand. We continue to leverage increasingly sophisticated digital marketing activities to enhance the consumer experience and drive sales, thereby benefiting from the continued migration of consumers to online shopping.

Retail

With the continued worldwide consumer shift toward e-commerce, we are carefully managing our retail fleet, especially full-priced retail stores. As of December 31, 2022, we had 340 and 5 company-operated stores for the Crocs Brand and HEYDUDE Brand, respectively.

Our company-operated full-price retail stores allow us to effectively showcase the full extent of our product range to consumers and provide us with the opportunity to interact with those consumers directly. As of December 31, 2022, we had 82 full-price Crocs Brand retail stores.

Our company-operated outlet stores allow us to sell discontinued and overstocked merchandise directly to consumers at discounted prices. We also sell full-priced products in certain of our outlet stores as well as built-for-outlet products. As of December 31, 2022, we had 194 Crocs Brand outlet stores and 5 HEYDUDE Brand temporary clearance stores.

Our company-operated kiosks and store-in-store locations allow us to market specific product lines, with flexibility to tailor products to consumer preferences in shopping malls and other high foot-traffic areas. With efficient use of retail space and limited fixed cost and capital investment, we believe kiosks and store-in-store locations can be effective vehicles for selling our products in certain geographic areas. As of December 31, 2022, we had 64 Crocs Brand kiosks and store-in-store locations.

The following table illustrates the net change during 2022 in the number of our Crocs Brand company-operated retail stores by reportable operating segment and country:

	December 31, 2021	Opened	Closed	December 31, 2022
North America
United States	162	9	11	160
Canada	8	—	—	8
Puerto Rico	3	—	—	3
Total North America	173	9	11	171
Asia Pacific
Korea	89	1	1	89
China	34	3	4	33
Japan	13	1	1	13
Singapore	17	—	1	16
Total Asia Pacific	153	5	7	151
EMEALA
Russia	26	2	28	—
Germany	14	—	3	11
France	2	—	—	2
Austria	3	1	1	3
The Netherlands	2	—	—	2
Total EMEALA	47	3	32	18
Total	373	17	50	340

During the year ended December 31, 2022, we opened 5 HEYDUDE Brand company-operated temporary clearance stores in the United States, all of which remained open as of December 31, 2022. We did not close any HEYDUDE Brand retail stores.

Business Segments and Geographic Information

We have four reportable operating segments. For the Crocs Brand, we have three reportable operating segments based on the geographic nature of our operations: North America, Asia Pacific, and EMEALA. Our HEYDUDE Brand also became a reportable segment on the Acquisition Date. See Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 — Operating Segments and Geographic Information in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for financial information related to our reportable operating segments.

Raw Materials

Crocs Brand

Croslite™, our proprietary closed-cell resin material, incorporates the primary material formulations used in the vast majority of our Crocs Brand footwear and some of our accessories. Our Croslite™ materials are formulated to create soft, comfortable, lightweight, non-marking, and odor-resistant footwear. We continue to invest in research and development to refine our materials to enhance these properties, develop new properties for specific applications, as well as reduce our environmental impact through various ESG initiatives described in the previous section.

Croslite™ is produced by compounding elastomer resins purchased from major chemical manufacturers, together with certain other production inputs such as color dyes. Multiple suppliers produce the elastomer resins used in the Croslite™ material. In the future, we may identify and utilize materials produced by other suppliers as an alternative to, or in addition to, those elastomer resins. All other raw materials that we use to produce the Croslite™ formulations are readily available for purchase from multiple suppliers.

Some of the products we offer are constructed using textile fabrics or other material formulations, such as those we brand LiteRide™. These materials are obtained from a number of third-party sources, and we believe these materials are also broadly available.

HEYDUDE Brand

The primary raw materials for the HEYDUDE Brand are fabrics, including polyester and cotton, Ethylene-vinyl acetate (“EVA”) insoles and outsoles, and other materials such as leather. We purchase this material from a select group of third-party sources, and we believe these materials are broadly available.

Sourcing

Our sourcing strategy is to maintain a flexible, globally-diversified, cost-efficient third-party manufacturing base. We source our inventory production from multiple third-party manufacturers, primarily in:

•Vietnam and China for the Crocs Brand. During the years ended December 31, 2022, 2021, and 2020, approximately 53%, 56%, and 75%, respectively, of our Crocs Brand production was in Vietnam. Our largest third-party manufacturer for the Crocs Brand, with the vast majority of operations in Vietnam and China, produced approximately 42%, 34%, and 46% of our production during the years ended December 31, 2022, 2021, and 2020, respectively, and our second largest third-party manufacturer for the Crocs Brand, primarily operating in both Vietnam and China, produced approximately 27%, 30%, and 22% of our production during the years ended December 31, 2022, 2021, and 2020, respectively.
•China for the HEYDUDE Brand.
We believe any potential concentration risk is mitigated by the fact that the manufacturing capabilities required to produce our footwear are broadly available. See the risk factor under “Risks Related to our Supply Chain — We depend solely on third-party manufacturers located outside of the U.S.” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for more information on risks associated with sourcing.

Distribution and Logistics

We strive to enhance our distribution and logistics network to further streamline our supply chain, increase our speed to market, and lower operating costs. As of December 31, 2022, we principally stored our finished goods inventory in company-operated warehouses and distribution and logistics facilities located in the U.S. and the Netherlands. During 2022, we further expanded our U.S. distribution centers in Ohio and Nevada for the Crocs Brand and HEYDUDE Brand, respectively, to increase distribution capacity. Additionally, in 2022, we entered into a lease not yet commenced related to a new HEYDUDE distribution center in Nevada, which we plan to open in late 2023 to help support future growth. We also utilized third-party operated distribution centers located in the United States, Japan, China, Australia, Korea, Singapore, India, Brazil, and the United Kingdom. As of December 31, 2022, our company-operated warehouse and distribution facilities provided us with 3.2 million square feet, and our third-party operated distribution facilities provided us with 0.3 million square feet, with additional area available based on inventory levels. We also ship directly to certain of our wholesale customers from our third-party manufacturers, and certain distributors pick up orders directly from our third-party manufacturers.

As a result of global industry-wide logistics challenges in 2021, we implemented several mitigating measures in 2022 including: (i) prioritizing top-selling products and narrowing product assortment, which has improved factory throughput, (ii) maintaining flexibility by leveraging air freight and reducing our dependency on congested West Coast ports in the United States by adding East Coast trans-shipment capabilities, and (iii) strategically allocating units and prioritizing our key growth initiatives. With the actions taken to date and our future plans, we believe we are well-positioned to withstand these supply challenges. See the risk factors under “Risks Related to our Supply Chain — Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results” and “Risks Related to Our Supply Chain — Supply chain disruptions could interrupt product manufacturing and global logistics and product costs” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for information on risks associated with distribution and logistics.

Intellectual Property and Trademarks

We rely on a combination of trademarks, copyrights, trade secrets, trade dress, and patent protections to establish, protect, and enforce our intellectual property rights in our product designs, brands, materials, and research and development efforts, although no such methods can afford complete protection. We own or license the material trademarks used in connection with the marketing, distribution, and sale of all of our products, both domestically and internationally, in most countries where our products are currently either sold or manufactured. Our major trademarks for the Crocs Brand include the Crocs logo and the Crocs word mark, both of which are registered or pending registration in the U.S., the European Union, Japan, Taiwan, China, and Canada, among other countries. Our major trademarks for the HEYDUDE Brand include the HEYDUDE logo and word mark. The HEYDUDE word mark is registered in the U.S., the European Union, China, and Singapore, among others. Protection for the HEYDUDE logo has been filed in the U.S. and we intend to extend to foreign jurisdictions within the required time period. We also have registrations or pending trademark applications for other marks and logos in various countries around the world.

In the U.S., our patents are generally in effect for up to 20 years from the date of filing the patent application. Our trademarks registered within and outside of the U.S. are generally valid as long as they are in use and their registrations are properly maintained and have not been found to have become generic. We believe our trademarks and patents are crucial to the successful marketing and sale of our products. We strategically register, both domestically and internationally, the trademarks and patents covering certain product designs and branding that we utilize today. We aggressively police our patents, trademarks, and copyrights and pursue those who infringe upon them, both domestically and internationally, through litigation and otherwise as we deem necessary.

We consider the formulations of the materials used to produce our Crocs Brand footwear covered by our trademark Croslite™ and LiteRide™, among others, valuable trade secrets. The material formulations are manufactured through a process that combines a number of components in various proportions to achieve the properties for which our Crocs Brand products are known. We use multiple suppliers to source these components but protect the formulations by using an exclusive supply agreement for key components and confidentiality agreements with our third-party processors, and by requiring our employees to execute confidentiality agreements concerning the protection of our confidential information. Other than our third-party processors, we are unaware of any third-party using our formulations in the production of footwear. We believe the comfort and utility of our Crocs Brand products depend on the properties achieved from the compounding of the Croslite™ and LiteRide™ materials, which constitutes a key competitive advantage for us, and we intend to continue to vigorously protect these trade secrets.

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

The principal elements of competition in these markets include brand awareness, product functionality, design, comfort, quality, price, customer service, and marketing and distribution. We believe that our unique footwear designs, material formulations, prices, product line, and distribution networks position us well in the marketplace. However, a number of companies in the casual footwear industry have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with wholesalers, longer operating histories, greater distribution capabilities, stronger brand recognition, and greater marketing resources than we have. See the risk factor under “Risks Related to our Products — We face significant competition” included in Item 1A. Risk Factors of this Annual Report on Form 10-K for more information.

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

Risks Related to Our Products

Our success depends substantially on the value of our brands; failure to strengthen and preserve this value, either through our actions or those of our business partners, could have a negative impact on our financial results.

We believe much of our success has been attributable to the strength of the Crocs and HEYDUDE brands. To be successful in the future, particularly outside of the U.S., where our brands may be less well-known or perceived differently, we believe we must timely and appropriately respond to changing consumer demand and leverage the value of our brands across all sales channels. We may have difficulty managing our brands’ image across markets and international borders as certain consumers may perceive our brands’ image to be out of style, outdated, or otherwise undesirable. Maintaining, promoting, and growing our brands will depend on our design and marketing efforts, including product innovation and quality, advertising and consumer campaigns, as well as our ability to adapt to a rapidly changing media environment, including our reliance on social media and digital dissemination of advertising campaigns.

In the past, several footwear companies, including ours, have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses, and our business may be similarly affected in the future. Consumer demand for our products and our brands’ equity could also diminish significantly if we fail to preserve the quality of our products, are perceived to act in an unethical or socially irresponsible manner, fail to comply with laws and regulations, or fail to deliver a consistently positive consumer experience in each of our markets.

Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brands’ image, undermine consumer confidence in us, and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Negative claims or publicity involving us, our products, or any of our key employees, endorsers, or business partners could materially damage our reputation and brands’ image, regardless of whether such claims are accurate. Social media, which accelerates and potentially amplifies the scope of negative publicity, can accelerate, and increase the impact of, negative claims. Further, business incidents that erode consumer trust, such as perceived product safety issues, whether isolated or recurring, in particular incidents that receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our business and financial results. Additionally, counterfeit reproductions of our products or other infringement of our intellectual property rights, including unauthorized uses of our trademarks by third parties, could harm our brands and adversely impact our business.

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

Introducing new products may be difficult and expensive. If we are unable to do so successfully, our brands may be adversely affected, and we may not be able to maintain or grow our current revenue and profit levels.

To successfully continue to evolve our footwear product line to appeal to our consumers, we must anticipate, understand, and react to the rapidly changing tastes of consumers and provide appealing merchandise in a timely manner. New footwear models that we introduce may not be successful with consumers or our brands may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenues may decrease, our brands’ image may suffer, our operating performance may decline, and we may not be able to execute our growth plans.

In producing new footwear models, we may encounter difficulties that we did not anticipate during the product development stage. If we are not able to efficiently manufacture new products in quantities sufficient to support wholesale, retail, and e-commerce distribution, we may not be able to recover our investment in the development of new styles and product lines, and we would continue to be subject to the risks inherent to having a limited product line. Even if we develop and manufacture new footwear products that consumers find appealing, the ultimate success of a new style may depend on our pricing. We may introduce products that are not popular, set the prices of new styles too high for the market to bear, or we may not provide the appropriate level of marketing in order to educate the market and potential consumers about our new products. Achieving market acceptance will require us to exert substantial product development and marketing efforts, which could result in a material increase in our selling, general and administrative expenses. There can be no assurance that we will have the resources necessary to undertake such efforts effectively or that such efforts will be successful or that we will dedicate our limited marketing resources to the right product lines. Failure to gain market acceptance for new products could impede our ability to maintain or grow current revenue levels, reduce profits, adversely affect the image of our brands, erode our competitive position, and result in long-term harm to our business and financial results.

See also the risk factor under “HEYDUDE Acquisition Risks — Our ability to realize the benefits from the Acquisition is substantially dependent on our ability to continue to grow HEYDUDE.”

Failure to adequately protect our trademarks and other intellectual property rights and counterfeiting of our brands could divert sales, damage our brands’ image, and adversely affect our business.

We utilize trademarks, trade names, copyrights, trade secrets, issued and pending patents and trade dress, and design rights on nearly all of our products. We believe that having distinctive marks that are readily identifiable trademarks and intellectual property is important to our brands, our success, and our competitive position. The laws of some countries, for example, China, do not protect intellectual property rights to the same extent as do U.S. laws. We frequently discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging another party’s products on the basis of trademark or design or utility patent infringement or other infringement, particularly in some foreign countries, or if we are required to change our name or use a different logo, or it is otherwise found that we infringe on others’ intellectual property rights, continued sales of such competing products by third parties could harm our brands or we may be forced to cease selling certain products, which could adversely impact our business, financial condition, revenues, and results of operations by resulting in the shift of consumer preference away from our products. If our brands are associated with inferior counterfeit reproductions, the integrity and reputation of our brands could be adversely affected. Furthermore, our efforts to enforce our intellectual property rights are typically met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. We may face significant expenses and liability in connection with the protection of our intellectual property, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

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

We establish relationships with both celebrity endorsers and design, celebrity, and brand collaborators to develop, evaluate, and promote our products, as well as strengthen our brands. In a competitive environment, the costs associated with establishment and retention of these relationships may increase. If we are unable to maintain current associations and/or to establish new associations in the future, this could adversely affect our brands’ visibility and strength and result in a negative impact to financial results. In addition, actions taken by celebrity endorsers and collaborators associated with our products that harm the public image and reputations of those endorsers and collaborators could also seriously harm our brands’ image with consumers and, as a result, could have an adverse effect on our sales and financial condition.

We rely on technical innovation to compete in the market for our products.

Our success relies on continued innovation in both materials and design of footwear, such as our branded Croslite™ and LiteRide™ materials. Research and development is a key part of our continued success and growth, and we rely on experts to develop and test our materials and products. Croslite™, our branded proprietary closed-cell resin, is the primary raw material used in the vast majority of our Crocs Brand footwear and some of our accessories. Croslite™ is carefully formulated to create soft, durable, extremely lightweight, and water-resistant footwear that conforms to the shape of the foot and increases comfort. We continue to invest in research and development in order to refine our materials to enhance these properties and to develop new properties for specific applications. We strive to produce footwear featuring fun, comfort, color, and functionality. If we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.

Risks Related to the Economy

The COVID-19 pandemic has had an adverse impact, and may have a future material adverse impact, on our business, operations, liquidity, financial condition, and results of operations.

Since 2020, the COVID-19 pandemic has driven global uncertainty and disruption and has spread throughout the geographic regions in which we run our business and where our suppliers, third-party manufacturers, retail stores, wholesale customers, and consumers are located. While the vast majority of our company-operated stores, our partner stores, and our wholesale partner stores were open as of December 31, 2022, some may close again upon additional COVID-19 outbreaks. At this time, we cannot reasonably estimate the length of time of any remaining closures, if further closures will occur, or if consumers will return to purchasing our products at historical levels in retail locations. The inability to sell our products in our retail or wholesale channels has had and may continue to have a material adverse effect on our revenues and results of operations.

We also rely upon the facilities of our third-party manufacturers outside of the U.S. to support our business as well as to export our products throughout the world. As a result of COVID-19 and the measures designed to contain the spread of the virus, our third-party manufacturers have not had at times in the past, and may not have in the future, the materials, capacity, or capability to manufacture our products according to our schedule and specifications, which has in the past, and may in the future, negatively impact our ability to manage inventories. If our third-party manufacturers’ operations are curtailed, as they have been in the past, we may need to seek alternate manufacturing sources, which may be unavailable, be more expensive, or face the same constraints. Should any production and distribution closures continue for an extended period of time, the impact on our global supply chain could have a material adverse effect on our results of operations and cash flows. See the risk factor under “Risks Related to Our Supply Chain — We depend solely on third-party manufacturers located outside the U.S.” and “Risks Related to Our Supply Chain — Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results” for more information.

In addition, the COVID-19 pandemic has, among other things, caused global macroeconomic uncertainty, disrupted consumer spending and supply chains, contributed to various global shipping delays and port congestions, and created significant volatility and disruption of financial markets. Global supply chain disruptions during the year ended December 31, 2022 negatively impacted our gross margins and net income and could continue to do so in 2023 and beyond, which could have a material adverse effect on the business, financial condition, and results of operations.

The effects of COVID-19 could affect our ability to successfully operate in many ways, including, but not limited to, the following factors:

•the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate;
•the impact on our supply chain, including, but not limited to, staffing shortages, cost inflation, and shipping delays; and
•operational risk, including, but not limited to, cybersecurity risks as a result of extended remote work arrangements and restrictions on employee travel.
The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future business, operations, liquidity, financial condition, and results of operations continues to remain uncertain at this time.

Changes in global economic conditions, including, but not limited to, those driven by inflation, may adversely affect consumer spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations, and cash resources.

Uncertainty about current and future global economic conditions may cause consumers, wholesalers, and retailers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability, and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and in specific markets, that may adversely affect the demand for our products including recessionary economic cycles, higher interest rates, higher fuel and other energy costs, increased labor costs, declines in asset values, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, public health issues like the COVID-19 pandemic, or other economic factors, certain of which effects, including cost inflation, we experienced in 2022 and currently expect to continue to experience in 2023.

Global inflation, elevated interest rates, global industry-wide logistics challenges, and foreign currency fluctuations resulting in a stronger U.S. Dollar (“USD”), have impacted, and we expect will continue to impact, our business, contributing to, among other things, incremental freight costs, increased wages, particularly in our distribution centers, and increased raw material costs. A stronger USD also results in costs for foreign goods purchased in USD but recognized in foreign currencies (“purchasing power”) that are unfavorable.

If global economic and financial market conditions deteriorate, or remain weak, for an extended period of time, the following factors, among others, could have a material adverse effect on our business and financial results:

•Changes in foreign currency exchange rates relative to the USD could have a material impact on our reported financial results. See the risk factor “Changes in foreign exchange rates, most significantly but not limited to the Euro and South Korean Won, or other global currencies could have a material adverse effect on our business and financial results” for more information.
•Slower consumer spending may result in our inability to maintain or increase our sales to new and existing customers and cause reduced product orders or product order delays or cancellations from wholesale accounts that are directly impacted by fluctuations in the broader economy, difficulties managing inventories, higher discounts, and lower product margins.
•If consumer demand for our products declines, we may not be able to profitably operate existing retail stores, due to higher fixed costs of the retail business.
•A decrease in credit available to our wholesale or distributor customers, product suppliers, and other service providers, or financial institutions that are counterparties to our Revolving Facility (as defined herein) or derivative instruments may result in credit pressures, other financial difficulties, or insolvency for these parties, with a potential adverse impact on our business, our financial results, or our ability to obtain future financing.
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

•If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Furthermore, even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brands, reputation, and sales.
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

The ongoing war between Russia and Ukraine could cause further disruptions in the global economy as well as a negative impact on our business, financial condition, and results of operations.

The ongoing war between Russia and Ukraine has adversely affected the global economy, resulted in heightened economic sanctions against Russia from the United States, the United Kingdom, the European Union, and the international community, and has resulted in geopolitical instability. As a result of the ongoing war between Russia and Ukraine, we stopped DTC business operations in Russia in early 2022. Even though revenues from Russia represented less than 3% of our consolidated revenues in 2021, the year prior to the war’s commencement, the impact of these government sanctions, as well as retaliatory actions taken by Russia and the United States and foreign government bodies have negatively impacted the global economy. This has driven increases to the cost of transportation, energy, and supplies and macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, which have had, and could continue to have, a material adverse effect on our business, financial condition, results of operations, supply chain, intellectual property, partners, customers or employees and may expose us to adverse legal proceedings in Russia in the future. Further escalation of geopolitical tensions related to the war between Russia and Ukraine, including increased trade barriers or restrictions on global trade, could result in, among other things, broader impacts that expand into other markets, cyberattacks, supply chain and logistics disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

Risks Related to Our Supply Chain

Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.

We rely on third-party manufacturers outside of the U.S. to produce our products. Global industry-wide logistics challenges negatively impacted us during the year ended December 31, 2022, during which some of our third-party factories in Vietnam and China were closed for several weeks due to COVID-19 outbreaks. Closures and factory disruptions may recur if additional COVID-19 break-outs occur in countries where we rely on third-party manufacturers to produce our products. See the risk factor under “We depend solely on third-party manufacturers located outside the U.S.” for more information.

We also rely on international shipping to transport our products to their various geographic markets. During the year ended December 31, 2022, international shipping to the U.S. was disrupted and delayed due to congestion in west coast ports. Continued or additional delays in shipping may cause us to have to use more expensive air freight or other more costly methods to ship our products. The ongoing COVID-19 pandemic and related governmental and port facility actions have caused delays in shipments of our products. During the year ended December 31, 2022, our third-party manufacturers, distribution centers, where we manage our inventory, and our third-party partners experienced disruptions that impacted our supply chain and increased global lead-time for our products, including port congestion, temporary closures, and worker shortages. Additionally, as a consequence of the COVID-19 pandemic, reductions in the number of ocean carrier voyages and capacity have delayed the arrival of imports and increased ocean transport costs globally. Ongoing ocean carrier consolidations, reduced capacity, congestion at major international gateways, and other economic factors are currently making ocean transportation increasingly difficult and unpredictable. Further, in the U.S., trucking costs have risen dramatically due to driver shortages, increased labor costs, and safety, environmental, and labor regulations. As supply chain disruptions continue and we manage product availability, the timing of sales to our wholesale partners and consumers may continue to be impacted, and we face increased risk of order cancellations. In addition, global inflation has contributed to already higher incremental freight costs and such inflation may continue to result in higher freight costs. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, including wholesalers, and diminished brand loyalty.

Despite our actions to mitigate these impacts, we were negatively impacted by global logistics challenges in 2022 and still expect to be negatively impacted by these challenges in 2023. For example, during the year ended December 31, 2022, we expended $67 million on an air freight program initiated as a result of partial COVID-19-related factory closures in Vietnam at the end of 2021.

However, our inventory in transit at December 31, 2022 was significantly higher than our inventory in transit at the year ended December 31, 2021, and these pressures have negatively impacted our gross margin and net income and may continue to do so in future periods. At December 31, 2022, our inventories balance was $471.6 million. While the majority of the total increase in inventories of 120.8% over December 31, 2021 was due to the addition of the HEYDUDE Brand in the first quarter of 2022, inventories for the Crocs Brand were also up 41.9% compared to the prior year. Throughout 2021 and into the first half of 2022, inventories were historically lean across the footwear industry as a result of factory closures and other supply chain delays, as described above. However, in recent months, elevated inventory levels have caused the industry, including us, to become more promotional, which has impacted gross margins on the impacted products. This is particularly true in North America. We expect these challenges to remain fluid as macroeconomic and inflationary pressures continue and foreign exchange rates fluctuate.

We depend solely on third-party manufacturers located outside of the U.S.

All of our footwear products are manufactured by third-party manufacturers, the majority of which are located in Vietnam, Indonesia, and China. We depend on the ability of these manufacturers to finance the production of goods ordered, maintain adequate manufacturing capacity, and meet our quality standards. We compete with other companies for the production capacity of our third-party manufacturers, and we do not exert direct control over the manufacturers’ operations. As such, from time to time we have experienced delays or inabilities to fulfill customer demand and orders. During the years ended December 31, 2022, 2021, and 2020, approximately 53%, 56%, and 75%, respectively, of our Crocs Brand production was in Vietnam. Our largest third-party manufacturer for the Crocs Brand, with the vast majority of operations in Vietnam and China, produced approximately 42%, 34%, and 46% of our production during the years ended December 31, 2022, 2021, and 2020, respectively, and our second largest third-party manufacturer for the Crocs Brand, primarily operating in both Vietnam and China, produced approximately 27%, 30%, and 22% of our production during the years ended December 31, 2022, 2021, and 2020, respectively. During the Partial Period, the majority of production was in China for the HEYDUDE Brand. Furthermore, because our third-party manufacturers are concentrated in Asia, we may be subject to an increased risk of supply chain disruption, particularly in the event of a natural disaster, pandemic, such as the COVID-19 pandemic, epidemic, geopolitical tension, or other event impacting the region outside of our control. We cannot guarantee that any third-party manufacturer will have sufficient production capacity, meet our production deadlines, or meet our quality standards. Furthermore, due to the relative concentration of our third-party manufacturers, disruption at the facilities of our third-party manufacturing partners as a result of COVID-19 or otherwise, including through the effects of facility closures, reductions in operating hours and labor shortages had an adverse effect on our supply chain in 2021 and 2022 and may have a material adverse effect in the future. For example, at the end of 2021 and into the first quarter of 2022, many of our third-party manufacturing facilities in Vietnam were closed or not operating at full capacity due to local COVID-19 outbreaks and safety protocols, which negatively impacted our financial results. See the risk factor under “Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs” and “Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results.”

Foreign manufacturing is subject to additional risks, including transportation delays and interruptions, including those caused by the COVID-19 pandemic, work stoppages, political instability, including the ongoing war between Russia and Ukraine, expropriation, nationalization, foreign currency fluctuations, changing economic conditions, cost inflation, changes in governmental policies or laws, and the imposition of tariffs, import and export controls, and other barriers. Because we do not manufacture products internally, we cannot offset any interruption or decrease in supply of our products by increasing production in internal manufacturing facilities, and we may not be able to substitute suitable alternative third-party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third-party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, more expensive transportation methods, such as aircraft, which could adversely affect our profit margins. For example, during the year ended December 31, 2022, we incurred approximately $67 million on an air freight program initiated as a result of partial COVID-19-related factory closures in Vietnam at the end of 2021. The cost of fuel is a significant component in transportation costs. Increases in the price of petroleum products can increase our transportation costs and adversely affect our product margins.

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

Our operations have been, and may continue to be, impacted by supply chain constraints and raw material shortages, resulting in increased material costs, longer lead times, port congestion, and increased freight costs caused, in part, by the COVID-19 pandemic, the uncertain economic environment, and macroeconomic trends. In addition, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brands, reputation, and sales. If our competitors substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by lower prices, which may negatively impact gross margins. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand, which in turn could impact our net sales revenues and market share. In addition, COVID-19-related closures negatively impacted our supply chain in Vietnam in the first quarter of 2022 and in China in the second quarter of 2022. We expect the situation to remain fluid as COVID-19 break-out rates, including any deterioration in circumstances related to COVID-19 variants, and foreign exchange rates fluctuate, and inflationary pressure continues. See the risk factor under “Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.”

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers’ orders, either of which could adversely affect our business.

The footwear industry is subject to cyclical variations, consolidation, contraction and closings, as well as fashion trends, rapid changes in consumer preferences, the effects of weather, general economic conditions, and other factors affecting consumer demand. In addition, purchase orders from our wholesale customers are generally subject to rights of cancellation and rescheduling by the wholesaler. These factors make it difficult to forecast consumer demand. If we overestimate demand for our products, we may be forced to liquidate excess inventories at discounted prices resulting in losses or lower gross margins. Conversely, if we underestimate consumer demand, we could have inventory shortages, which can result in lower sales, delays in shipments to customers, and expedited shipping costs, and adversely affect our relationships with our customers and diminish brand loyalty. Excess inventory, or any failure on our part to satisfy increased demand for our products, could adversely affect our business and financial results.

Our third-party manufacturing operations must comply with labor, trade, and other laws. Failure to do so may adversely affect us.

We require our third-party manufacturers to meet our quality control standards and footwear industry standards for working conditions and other matters, including compliance with applicable labor, environmental, and other laws; however, we do not control our third-party manufacturers or their respective labor practices. A failure by any of our third-party manufacturers to adhere to quality standards or labor, environmental, and other laws could cause us to incur additional costs for our products, generate negative publicity, damage our reputation and the value of our brands, and discourage customers from buying our products. We also require our third-party manufacturers to meet certain product safety standards. A failure by any of our third-party manufacturers to adhere to such product safety standards could lead to a product recall, which could result in critical media coverage; harm our business, brands, and reputation; and cause us to incur additional costs.

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

For example, China’s Xinjiang Uyghur Autonomous Region (the “XUAR”) is the source of large amounts of cotton and textiles for the global apparel and footwear supply chain. The United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in XUAR. Additionally, the Uyghur Forced Labor Prevention Act (“UFLPA”), empowers the U.S. Customs and Border Protection Agency (the “U.S. CBP”) to withhold release of items produced in whole or in part in the XUAR, or produced by companies included on a government-created UFLPA entity list, creating a presumption that such goods were produced using forced labor. XPCC controls many of the cotton farms and much of the textile industry in the region, and many large factories in XUAR produce fabrics and yarn for apparel and footwear.

Although we do not believe that our suppliers source materials from such area of China for the products they sell to us or use to manufacture our products, we have no known involvement with XPCC or its subsidiaries and affiliates, and we prohibit our suppliers from doing business with XPCC or using forced labor, we do not have the ability to completely map our supply chain, and we could be subject to penalties, fines or sanctions if any of the suppliers from which we purchase goods is found to have dealings, directly or indirectly, with XPCC or entities it controls. Additionally, our products or materials (including potentially non-cotton materials) could be held or delayed by the U.S. CBP, which would cause delays and unexpectedly and negatively affect our inventory levels. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, the XUAR, or an entity on the UFLPA entity list, our reputation could be damaged. In addition, the UFLPA has induced greater supply chain compliance costs and delays to us and to our suppliers. Compliance with the UFLPA could continue to affect the global supply chain, the price and scarcity of traceable cotton in the marketplace and could lead to an increase in our cost of goods sold, which may have an adverse effect on our profitability.

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

Risks Related to International Operations

Changes in foreign exchange rates, most significantly but not limited to the Euro and South Korean Won, or other global currencies could have a material adverse effect on our business and financial results.

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

In accordance with our operating practices, we hedge a significant portion of our foreign currency transaction exposures arising in the ordinary course of business to reduce risks in our cash flows and earnings. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option. Our hedging strategy may not be effective in reducing all risks, and no hedging strategy can completely insulate us from foreign exchange risk. Further, our use of derivative financial instruments may expose us to counterparty risks. Although we only enter into hedging contracts with counterparties having investment grade credit ratings, it is possible that the credit quality of a counterparty could be downgraded or a counterparty could default on its obligations, which could have a material adverse impact on our financial condition, results of operations, and cash flows.

Further, our ability to sell our products in foreign markets and the USD value of the sales made in foreign currencies can be significantly influenced by changes in exchange rates. A decrease in the value of foreign currencies relative to the USD could result in lower revenues, gross margin compression, and increased losses from currency exchange rates. Foreign exchange rate volatility could also disrupt the business of the third-party manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. For the Crocs Brand, we pay the majority of our third-party manufacturers, located primarily in Vietnam and China, in USD. In 2022, we experienced decreases of approximately $2.6 million in our North America segment revenues, primarily as a result of decreases in the value of the Canadian Dollar relative to the USD, approximately $41.0 million in our Asia Pacific segment revenues as a result of decreases in the value of Asian currencies, primarily the South Korean Won, relative to the USD, and approximately $60.1 million in our EMEALA revenues, primarily as a result of decreases in the Euro relative to the USD. Strengthening of the USD against Asian and European currencies, and various other global currencies, adversely impacts our USD reported results due to the impact on foreign currency translation. While we enter into foreign currency exchange forward contracts to reduce our exposure to changes in exchange rates on monetary assets and liabilities, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and, as a result, our forward contracts may not prove effective in reducing our exposures.

We conduct significant business activity outside the U.S., which exposes us to risks of international commerce.

A significant portion of our revenues is generated from foreign sales. Our ability to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations. We operate retail stores and sell our products to retailers outside of the U.S. and utilize foreign-based third-party manufacturers. Foreign manufacturing and sales activities are subject to numerous risks, including:

•tariffs, anti-dumping fines, import and export controls, and other non-tariff barriers such as quotas and local content rules;
•delays associated with the manufacture, transportation, and delivery of products, including related to global port backlog or congestion;
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
•political unrest, such as the ongoing war between Russia and Ukraine, changes in law, terrorism, natural disasters, public health issues like the COVID-19 pandemic, or war, any of which can interrupt commerce;
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
•UFLPA detentions by U.S. Customs resulting in revenue loss and adverse media exposure; and
•increased accounting and internal control costs.

In addition, we are subject to customs laws and regulations with respect to our export and import activity, which are complex and vary within legal jurisdictions in which we operate. We cannot ensure there will not be a control failure around customs enforcement despite the precautions we take. We are currently subject to audits by customs authorities. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our business and financial results. In addition, changes to U.S. trade laws may adversely impact our operations. These changes and any changes to the trade laws of other countries may add additional compliance costs and obligations and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes may have a material adverse impact on our business and results of operations. For example, on December 23, 2021, the UFPLA, which effectively prohibits imports of any goods made either wholly or in part in a certain area of China, was signed into law, which generally prohibits importing goods made with forced labor into the U.S., subject to certain exceptions. While we do not currently expect that this law will directly affect our supply chain, since we do not believe that our suppliers source materials from such area of China for the products they sell to us or use to manufacture our products, other companies’ attempts to shift suppliers in response to this law or other policy developments could result in, among other things, shortages, delays, and/or price increases that could disrupt our own supply chain or cause our suppliers to renegotiate existing arrangements with us or fail to perform on such obligations. In addition, the ongoing war between Russia and Ukraine has adversely affected the global economy, resulted in heightened economic sanctions against Russia from the United States, the United Kingdom, the European Union, and the international community, and has resulted in geopolitical instability. For more information, please see the risk factors under “Risks Related to the Economy — The ongoing war between Russia and Ukraine could cause further disruptions in the global economy as well as a negative impact on our business, financial condition, and results of operations,” “Risks Related to Our Supply Chain — We depend solely on third-party manufacturers located outside the U.S.,” “Risks Related to our Supply Chain — Our third-party manufacturing operations must comply with labor, trade, and other laws. Failure to do so may adversely affect us,” and “Risks Specific to Our Company and Strategy — Our business relies significantly on the use of information technology. A significant disruption to our operational technology or those of our business partners, a privacy law violation, or a data security breach could harm our reputation and/or our ability to effectively operate our business, and our financial results”

Furthermore, as a global company, we are subject to foreign and U.S. laws and regulations designed to combat governmental corruption, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Violations of these laws and regulations could result in fines and penalties; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries; and a materially negative effect on our brands and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these foreign and U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there can be no assurance that our employees, business partners, or agents will not violate our policies.

Risks Specific to Our Company and Strategy

We may be unable to successfully execute our long-term growth strategy, maintain or grow our current revenue and profit levels, or accurately forecast demand and supply for our products.

Our ability to maintain our revenue and profit levels or to grow in the future depends on, among other things, the continued success of our efforts to maintain our brands’ image, our ability to bring compelling and profit enhancing footwear offerings to market, our ability to effectively manage or reduce expenses and our ability to expand within our current distribution channels and increase sales of our products into new locations internationally. We are focusing on our core casual footwear heritage by narrowing our product line with an emphasis on higher margin products, as well as developing innovative new casual lifestyle footwear platforms.

Our ability to realize the benefits from the Acquisition is substantially dependent on our ability to continue to grow and integrate HEYDUDE. If we are unsuccessful at, among other things, building HEYDUDE’s brand awareness, enhancing its digital capabilities, leveraging our wholesale relationships to enhance distribution, investing in HEYDUDE’s infrastructure as well as sales and business operations, integrating employees into our company culture, leveraging our distribution for global growth and/or investing to scale our supply chain and gain efficiencies, our sales could be adversely affected, and our business could suffer. In addition, HEYDUDE’s product sales may not meet our expectations. See the risk under “HEYDUDE Acquisition Risks — Our ability to realize the benefits from the Acquisition is substantially dependent on our ability to continue to grow HEYDUDE.”

Successfully executing our long-term growth and profitability strategy will depend on many factors, including our ability to

•strengthen and maintain our brands;
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
•use and protect the Crocs and HEYDUDE brands and our other intellectual property in new and existing markets and territories;
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

Opening and operating company-operated retail stores requires substantial financial commitments, including fixed costs, and are subject to numerous risks including consumer preferences, location, and other factors that we do not control. Declines in revenue and operating performance of our company-operated retail stores could cause us to record impairment charges and have a material adverse effect on our business and financial results. During 2022, we opened 22 and closed 50 retail stores, and we operated 345 retail stores at December 31, 2022.

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

From time to time, we may invest in business infrastructure, expansion of existing businesses or operations, and acquisitions of new businesses, such as HEYDUDE, which require substantial cash investment and management attention. We believe cost effective investments are essential to business growth and profitability; however, significant investments are subject to risks and uncertainties. The failure of any significant investment to provide the returns or profitability we expect, or implementation issues, or the failure to integrate newly acquired businesses could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

Specifically, over the last several years, we have implemented numerous information systems designed to support various areas of our business, including a fully-integrated global accounting, operations, and finance enterprise resource planning system, and warehouse management, order management, and internet point-of-sale systems, as well as various interfaces between these systems and supporting back-office systems. We have also moved to, and subsequently expanded, a new distribution center in Dayton, Ohio to serve our North American businesses for the Crocs Brand, and have moved to a new company-operated distribution center in the Netherlands and a new third-party operated distribution center in Japan to serve our EMEALA and Asia Pacific businesses, respectively, for the Crocs Brand. Additionally, we have expanded our HEYDUDE Brand distribution center in Las Vegas, Nevada, and we are further expanding our distribution capabilities of the HEYDUDE Brand by constructing a distribution facility in Nevada set to open in late 2023. As our business grows, we may also need to make further investments in business systems and distribution capabilities. Issues in implementing or integrating new business operations, such as HEYDUDE, and new systems with our current operations, failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, issues with transitioning to or operating our new distribution centers, cost overruns, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, require significant additional capital investments to remediate, and may have an adverse effect on our business and financial results.

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

From time to time, we initiate litigation or are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. For a detailed discussion of our current material legal proceedings, see Note 16 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. An unfavorable outcome in any of these proceedings, or any future legal proceedings, could have an adverse impact on our business and financial results. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees. In the past, securities class action litigation has been brought against us. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Global climate change, including extreme weather conditions, natural disasters, public health issues, or other events outside of our control, as well as related regulations, could negatively impact our operating results and financial condition.

The effects of climate change, natural disasters such as earthquakes, hurricanes, tsunamis, or other adverse weather and climate conditions, and public health issues like the COVID-19 pandemic, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including damage to our supply chain, such as availability of raw materials, increased manufacturing costs and disruptions to productivity of our third-party manufacturers, manufacturing or distribution centers, or retail stores, changes in consumer preferences or spending priorities, and energy shortages, have in the past and could in the future harm or disrupt our operations or the operations of our vendors, other suppliers, or customers, or result in economic instability that may negatively impact our operating results and financial condition. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Many governmental and other regulatory bodies worldwide are enacting regulations to mitigate the impacts of climate change. If we, our suppliers, or our third-party manufacturers are required to comply with these laws and regulations, or if we choose to take additional voluntary steps to reduce or mitigate our impact on the climate, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact our operations. In addition, inconsistent regulations among jurisdictions may also affect our cost to comply with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.

In 2021, we made a public commitment regarding a plan to be Net Zero by 2030. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which our commitment will be achieved, or that any future investments we make in furtherance of achieving such target and goal will meet investor expectations or legal standards, if any, regarding sustainability performance. As our business context continues to change, such as with the acquisition of HEYDUDE, we will continue to evaluate pathways and feasibility of our carbon reduction journey. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups or other stakeholders, which could adversely impact the perception of us and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.

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

Increasing scrutiny from investors, regulators, and other key stakeholders with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.

Investor advocacy groups, certain institutional investors, investment funds, stockholders, customers, consumers and regulators, such as the SEC, are increasingly focused on corporate responsibility, specifically on the ESG practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. From time to time, we communicate certain ESG initiatives and goals to market participants and our customers and business partners. Any corporate responsibility disclosure we make may include our policies, practices, initiatives, and goals on a variety of social and ethical matters, corporate governance, environmental compliance, sustainability, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. Although we have undertaken significant efforts to improve and implement our ESG initiatives, it is possible that the aforementioned parties may not be satisfied with such disclosures, our ESG practices, or the speed with which we adopt and/or implement our plans. Moreover, the preparation of sustainability metrics requires management to establish criteria, make determinations as to the relevancy of information to be included, and make assumptions that affect reported information. The selection by management of different but acceptable measurement techniques could result in materially different amounts or metrics being reported. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, or if we are perceived or deemed to have not appropriately responded to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage from stakeholders and consumers and our business and financial condition could be materially and adversely affected. We may also incur additional costs or require additional resources to monitor such stakeholder expectations and standards and to meet our targets and commitments. Further, we could fail, or be perceived to fail, to achieve our ESG initiatives or goals, or we could fail to fully and accurately report our progress on such initiatives and goals, which could negatively impact our business.

Indebtedness Risks

Our senior revolving credit facility agreement (as amended to date, the “Revolving Credit Agreement”), the Term Loan B Credit Agreement, and the Indentures each impose significant operating and financial restrictions on us and certain of our subsidiaries, which may prevent us from capitalizing on business opportunities. A breach of any of those restrictive covenants may cause us to be in default under the Revolving Credit Agreement, the Term Loan B Credit Agreement and/or the Indentures, and our lenders could foreclose on our assets.

Our Revolving Credit Agreement requires us to maintain certain financial covenants. A decline in our operating performance could negatively impact our ability to meet these financial covenants. If we breach any of these restrictive covenants, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the Revolving Credit Agreement. We may not have sufficient funds to repay such indebtedness upon a default or be unable to receive a waiver of the default from the lenders. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding or collection proceedings with respect to our assets, all of which secure our indebtedness under the Revolving Credit Agreement. The foregoing risks also apply to the Term Loan B Credit Agreement.

The Revolving Credit Agreement, the Term Loan B Credit Agreement, and the Indentures also contain certain restrictive covenants that limit, and in some circumstances prohibit, our ability to, among other things: incur additional debt or issue preferred stock; sell, lease or transfer our assets; pay dividends on, and make other distributions on, or redeem or repurchase, our common stock; make certain capital expenditures and investments; guarantee debt or obligations; create certain liens; repurchase our common stock; enter into transactions with our affiliates; and enter into certain merger, consolidation, or other reorganizations transactions. These restrictions could limit our ability to obtain future financing, incur or guarantee additional debt, incur certain liens, enter into transactions with affiliates, transfer or sell certain assets, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business, or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

Our indebtedness could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations under our Revolving Credit Agreement, the Term Loan B Credit Agreement, and the Notes.

As of December 31, 2022, we had $2,322.4 million in total indebtedness outstanding (net of $57.0 million of unamortized issuance costs related to the issuance of the Notes). To finance the Acquisition in part, we entered into an agreement (the “Term Loan B Credit Agreement”) with respect to a new senior secured term loan B facility in an aggregate principal amount equal to $2.0 billion (the “Term Loan B Facility”) and borrowed $50.0 million under the Revolving Facility. Subject to the limits contained in the Revolving Credit Agreement, the Indentures, the Term Loan B Credit Agreement and the applicable agreements governing our other existing indebtedness, we may be able to incur substantial additional debt from time to time. If we do so, the risks related to our level of debt could increase. Specifically, our level of debt could have important consequences, including the following:

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

Any of these factors could have an adverse effect on our business, financial condition, and results of operations and our ability to meet our debt payment obligations. See also “HEYDUDE Acquisition Risks — The incurrence by us of substantial indebtedness in connection with the financing of the Acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities, and increase our vulnerability to adverse economic and industry conditions.”

Despite our current level of indebtedness, we may be able to incur substantially more debt, which could increase the risks to our financial condition described above.

We may be able to incur substantial additional indebtedness in the future, such as the debt we incurred to finance the Acquisition in part. Although certain of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions, including compliance with various financial conditions. Additional indebtedness incurred in compliance with our existing debt instruments could be substantial. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.

As of December 31, 2022, we had approximately $2,322.4 million in total indebtedness outstanding (net of $57.0 million of unamortized issuance costs related to the issuance of the Notes), including $1,675.0 million outstanding on the Term Loan B Facility. We had no borrowings outstanding under the Revolving Facility, with total borrowing capacity of approximately $748.7 million thereunder (including $1.3 million of letters of credit outstanding as of such date).

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

We may incur impairments of the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our business and financial results.

In connection with the Acquisition, we allocated approximately $713.3 million and $1,780.0 million to goodwill and indefinite-lived intangible assets, respectively. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the impairment tests, we also reassess the indefinite-life classification. Potential resulting charges from an impairment of goodwill or our indefinite-lived intangible, as well as reclassification of an indefinite-lived to a definite-lived intangible, could have a material adverse effect on our business and results of operations.

The testing of our goodwill for impairment is predicated upon our determination of our reporting units. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. Although the fair values of our HEYDUDE Brand reporting unit goodwill and indefinite-lived intangible assets are either equal to or in excess of their carrying values, the fair values are sensitive to the aforementioned potential unfavorable changes that could have an adverse impact on future analyses. See Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 — Goodwill and Intangible Assets, Net in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

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

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the outcome of income tax audits or tax litigation in various jurisdictions around the world. We are regularly subject to, and are currently undergoing, audits by tax authorities in the U.S. and foreign jurisdictions for prior tax years. Please refer to Note 14 — Income Taxes and Note 16 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details regarding current tax audits. The final outcome of tax audits and related litigation is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits, which could have an adverse effect on our financial position and results of operations. Future changes in domestic or international tax laws and regulations could also adversely affect our effective tax rate or result in higher income tax liabilities. Recent developments, including the Inflation Reduction Act, the European Commission’s investigations of local country tax authority rulings and whether those rulings comply with European Union rules on state aid, as well as the Organization for Economic Co-operation and Development’s project on Base Erosion and Profit Shifting, continue to change long-standing tax principles. These and any other additional changes could adversely affect our effective tax rate or result in higher cash tax liabilities.

We may fail to meet analyst and investor expectations, which could cause the price of our stock to decline.

Our common stock is traded publicly, and various securities analysts follow our financial results and frequently issue reports on us which include information about our historical financial results as well as their estimates of our future performance. These estimates are based on their own opinions and are often different from management’s estimates or expectations of our business. If our operating results are below the estimates or expectations of public market analysts and expectations of our investors, our stock price could decline.

HEYDUDE Acquisition Risks

Our ability to realize the benefits from the Acquisition is substantially dependent on our ability to continue to grow HEYDUDE.

Our ability to realize the benefits from the Acquisition is substantially dependent on our ability to continue to grow HEYDUDE. Combining with Crocs, Inc. may not accelerate the growth and success of HEYDUDE, and the HEYDUDE business may not perform as expected. If we are unsuccessful at, among other things, building HEYDUDE’s brand awareness, enhancing its digital capabilities, leveraging our wholesale relationships to enhance distribution, investing in HEYDUDE’s infrastructure as well as sales and business operations, leveraging our distribution for global growth and/or investing to scale our supply chain and gain efficiencies, our sales could be adversely affected, and our business could suffer. In addition, HEYDUDE’s product sales may not meet our expectations.

Moreover, HEYDUDE depends on a limited number of third-party manufacturers that are concentrated in China to produce its products. Due to the relative concentration of HEYDUDE’s third-party manufacturers, disruption at the facilities of such third-party manufacturing partners as a result of COVID-19 or otherwise, including through the effects of facility closures, reductions in operating hours and labor shortages may have a material adverse effect in the future. See the risk factors under “Risks

Related to Our Supply Chain — Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs,” “Risks Related to Our Supply Chain — Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results,” and “Risks Related to Our Supply Chain — We depend solely on third-party manufacturers located outside of the U.S.”

Further, our ability to realize the benefits from the Acquisition may be dependent on the savings resulting from the timely and effective integration of the operations of the Crocs and HEYDUDE Brands. The process of integrating the operations of the Crocs and HEYDUDE Brands could encounter unexpected costs and delays, which include: the loss of key personnel; the loss of key customers; the loss of key suppliers; and unanticipated issues in integrating sales, marketing, and administrative functions. If we are unable to timely and effectively integrate the operations of the Crocs and HEYDUDE Brands, our costs could be adversely affected, and our business could suffer.

The incurrence by us of substantial indebtedness in connection with the financing of the Acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities, and increase our vulnerability to adverse economic and industry conditions.

We incurred a significant amount of indebtedness in connection with the financing of the Acquisition, which was funded, in part, using borrowings under the Term Loan B Facility in an aggregate principal amount equal to $2.0 billion. The use of indebtedness to finance the Acquisition reduced our liquidity and could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans. The agreements we entered into with respect to the indebtedness we incurred to finance the Acquisition contain certain restrictive covenants that limit, and in some circumstances prohibit, our ability to, among other things: incur additional debt or issue preferred stock; sell, lease or transfer our assets; pay dividends on, and make other distributions on, or redeem or repurchase, our common stock; make certain capital expenditures and investments; guarantee debt or obligations; create certain liens; repurchase our common stock; enter into transactions with our affiliates; and enter into certain merger, consolidation, or other reorganizations transactions. These restrictions could limit our ability to obtain future financing, incur or guarantee additional debt, incur certain liens, enter into transactions with affiliates, transfer or sell certain assets, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business, or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors. Our ability to comply with these negative covenants can be affected by events beyond our control. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition, or operating results.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive and administrative offices are located at 13601 Via Varra, Broomfield, Colorado 80020. We lease all of our domestic and international facilities. We currently enter into short-term and long-term leases for office, warehouse, and retail, including kiosk and store-in-store, space. The terms of our leases include fixed monthly rents and/or contingent rents based on percentage of revenues for certain of our retail locations and expire at various dates through the year 2033. The general location, use, and approximate size of our principal properties, as well as the reportable operating segment that utilizes each property, are given below.

Location	Reportable Operating Segment(s)	Use	Approximate Square Feet
Dayton, Ohio	North America	Distribution center	2,037,000
Dordrecht, the Netherlands	EMEALA	Distribution center	517,000
Las Vegas, Nevada	HEYDUDE Brand	Distribution center	456,000
Rotterdam, the Netherlands	EMEALA	Warehouse	172,000
Broomfield, Colorado (1)	North America	Regional office and Crocs Brand headquarters	88,000
Oudenbosch, the Netherlands	EMEALA	Warehouse	75,000
Hoofddorp, the Netherlands	EMEALA	Regional office	47,000
Westwood, Massachusetts	North America, HEYDUDE Brand	Regional office and HEYDUDE Brand headquarters	23,000
Singapore	Asia Pacific	Regional office	17,000
(1) In 2021, we entered into a lease to move our corporate headquarters to a new location, also in Broomfield, Colorado, with an approximate size of 190,000 square feet. During 2022, we gained access to and began construction on the new location. We plan to complete the move of our corporate headquarters in 2023.

We believe these properties, particularly our distribution centers and warehouses, along with various third-party distribution centers not included above, are adequate for our operations. Aside from the principal properties listed above, we lease various other offices and distribution centers worldwide to meet our sales and operational needs. We also lease 345 retail locations worldwide as of December 31, 2022. See Item 1. Business of this Annual Report on Form 10-K for further discussion regarding global company-operated stores.

ITEM 3. Legal Proceedings

A discussion of legal matters is found in Note 16 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the stock symbol “CROX.”

Performance Graph

The following performance graph illustrates a five-year comparison from December 31, 2017 through December 31, 2022 of cumulative total return of our common stock, compared to the Nasdaq Composite Total Return Index and the Dow Jones U.S. Footwear Total Return Index, both of which are new published industry indices we have selected to use beginning this year, and compared to the Nasdaq Composite Index and the Dow Jones U.S. Footwear Index, the published industry indices we previously used for the purposes of this disclosure. We believe each of the Nasdaq Composite Total Return Index and Dow Jones U.S. Footwear Total Return Index better reflects the market in which we operate and the companies with which we compete. The graph assumes an investment of $100.00 on December 31, 2017 and assumes the reinvestment of all dividends and other distributions.

Comparison of Cumulative Total Return on Investment

$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
Crocs, Inc.
Dow Jones U.S. Footwear Total Return Index
Nasdaq Composite Total Return Index
Dow Jones U.S. Footwear Index
Nasdaq Composite Index

The Dow Jones U.S. Footwear Total Return Index is a sector index and includes companies in the major line of business in which we compete. This index does not encompass all of our competitors or all of our product categories and lines of business. The Dow Jones U.S. Footwear Index includes NIKE, Inc., Deckers Outdoor Corporation, Skechers U.S.A., Inc., Steven Madden Ltd., and Wolverine World Wide, Inc. The Nasdaq Composite Total Return Index is a market capitalization-weighted index that includes reinvestment of all cash distributions of index members and consists of more than 3,000 common equities, including Crocs, Inc. The stock performance shown on the performance graph above is not necessarily indicative of future performance. We do not make or endorse any predictions as to future stock performance.

Holders

The approximate number of stockholders of record of our common stock was 46 as of February 9, 2023.

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

Purchases of Equity Securities by the Issuer

On April 23, 2021, the Board approved a $712.2 million increase to our share repurchase authorization. Additionally, on September 23, 2021, the Board approved an increase of $1.0 billion to our share repurchase authorization. As of December 31, 2022, approximately $1,050.0 million remained available for repurchase under our share repurchase authorization. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice. In the immediate term, we plan to continue to prioritize repayments of debt, including debt incurred to finance a part of the Acquisition, and in the year ended December 31, 2022, we suspended our share repurchase program until such time that our gross leverage is under 2.0x. Accordingly, we did not repurchase any shares of our common stock during the year ended December 31, 2022.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and its consolidated subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for women, men, and children. We strive to be the world leader in innovative casual footwear for women, men, and children, combining comfort and style with a value that consumers want. The vast majority of shoes within the Crocs Brand’s collection contain Croslite™ material, a proprietary, molded footwear technology, delivering extraordinary comfort with each step. The broad appeal of our footwear has allowed us to market our products through a wide range of distribution channels. We currently sell our products in more than 85 countries, through two distribution channels: wholesale and direct-to-consumer. Our wholesale channel includes domestic and international multi-brand retailers, mono-branded partner stores, e-tailers, and distributors; our direct-to-consumer channel includes company-operated retail stores, company-operated e-commerce sites, and third-party marketplaces.

Known or Anticipated Trends

Based on our recent operating results and our assessment of the current operating environment, we anticipate certain trends will continue to impact our future operating results:

•On February 17, 2022 (the “Acquisition Date”), we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”), pursuant to a securities purchase agreement (the “SPA”) entered into on December 22, 2021. HEYDUDE is engaged in the business of distributing and selling casual footwear, including footwear under the brand name “HEYDUDE.” The Acquisition has enabled us to further diversify our product portfolio under two brands. We intend to leverage our global presence, innovative marketing, and scale infrastructure to grow HEYDUDE and to create significant shareholder value. For more information on the Acquisition, refer to Note 3 — Acquisition of HEYDUDE in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on this Form 10-K. The consolidated results reported for the year ended December 31, 2022 represent the Crocs Brand and ‘Enterprise corporate’ for the full year and the HEYDUDE Brand for the partial period beginning on the Acquisition Date through December 31, 2022 (the “Partial Period”); for the years ended December 31, 2021 and 2020, the results represent the Crocs Brand and ‘Enterprise corporate’ only.
•Consumer spending habits, including spending for the products that we sell, are affected by various macroeconomic factors, such as, among other things, prevailing global economic conditions, inflation, including the costs of basic necessities and other goods, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. Recently, we have also been impacted by adverse macroeconomic and geopolitical conditions, such as the war between Russia and Ukraine, which has increased global supply chain, logistics, and inflationary challenges. Global inflation, elevated interest rates, global industry-wide logistics challenges, and foreign currency fluctuations resulting in a stronger USD, have impacted, and we expect will continue to impact, our business, contributing to, among other things, incremental freight costs, increased wages, particularly in our distribution centers, and increased raw materials costs. A stronger USD also results in costs for foreign goods purchased in USD but recognized in foreign currencies (“purchasing power”) that are unfavorable. In the year ended December 31, 2022, we incurred air freight costs of approximately $67 million, which helped mitigate supply delays as a result of Vietnam factory closures. We do not intend to use a significant amount of air freight in 2023. At December 31, 2022, our inventories balance was $471.6 million. The majority of the total increase in inventories of 120.8% over December 31, 2021 was due to the addition of the HEYDUDE Brand in the first quarter of 2022. Inventories for the Crocs Brand were also up 41.9% as of December 31, 2022. Throughout 2021 and into the first half of 2022, inventories were historically lean across the footwear industry as a result of factory closures and other supply chain delays. However, more recently, elevated inventory levels have caused the industry, including us, to become more promotional. This is particularly true in North America. We expect these challenges to remain fluid as macroeconomic and inflationary pressures continue and foreign exchange rates fluctuate.

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

2022 Financial and Operational Highlights

Revenues were $3,555.0 million for the year ended December 31, 2022, a 53.7% increase compared to the year ended December 31, 2021. The increase in 2022 revenues compared to 2021 revenues was due to the net effects of: (i) the addition of HEYDUDE Brand revenues of $895.9 million as a result of the Acquisition, which increased revenues by 38.7%; (ii) higher Crocs Brand sales volumes, which increased revenues by $294.1 million, or 12.7%; (iii) higher average selling prices for the Crocs Brand, which increased revenues by $155.3 million, or 6.7%, as a result of increased pricing; and (iv) unfavorable changes in exchange rates, which decreased revenues by $103.7 million, or 4.5% for the Crocs Brand.

The following were significant developments affecting our businesses during the year ended December 31, 2022:

•We acquired HEYDUDE on February 17, 2022, which contributed revenues of $895.9 million in the Partial Period. The HEYDUDE Brand became a new reportable operating segment as of the Acquisition Date.
•We grew Crocs Brand revenues 14.9%, despite significant foreign currency headwinds and supply chain challenges, compared to the same period in 2021, led by our Asia Pacific segment, which grew revenues 35.3%, or 47.0% on a constant currency basis, and our EMEALA segment, which grew revenues 32.1%, or 46.8% on a constant currency basis. Our North America segment revenues grew 5.8%, or 6.0% on a constant currency basis.
•We sold 115.6 million pairs of shoes worldwide for the Crocs Brand, an increase from 103.0 million pairs in 2021. We sold 30.5 million pairs of shoes for the HEYDUDE Brand in the Partial Period.
•Gross margin was 52.3% compared to 61.4% in 2021, a decrease of 910 basis points. Gross margin for the Crocs Brand was 56.3%, a decrease of 510 basis points from last year, as a result of ongoing global inflation, which negatively impacted material and freight costs, and higher distribution and logistics costs as a result of continued supply chain challenges. This includes air freight costs, which impacted gross margin by approximately 220 basis points. Higher pricing and favorable product mix partially offset these decreases. Gross margin for the HEYDUDE Brand was 40.8%, which is inclusive of an approximately 690 basis points unfavorable impact from a non-cash step-up of acquired HEYDUDE inventory to fair value and also represents the continued effect of unfavorable pre-acquisition freight contracts on inventory costs, which are recognized in gross margin as inventory is sold, and higher inventory storage costs as we work to expand HEYDUDE distribution centers to support a larger business. To that end, in 2022, we entered into a lease not yet commenced for a new HEYDUDE distribution center in Nevada.
•Selling, general & administrative expenses (“SG&A”) was $1,009.5 million, an increase of $272.4 million, or 36.9%, compared to 2021, primarily as a result of investments in marketing and headcount as we continue to grow the business, costs related to the acquisition and integration of HEYDUDE, and incremental operating costs associated with operating the HEYDUDE Brand. However, as a percent of revenues, SG&A improved 350 basis points to 28.4% of revenues as a result of strong sales growth and our continued leveraging of operating costs.
•Income from operations was $850.8 million for the year ended December 31, 2022 compared to income from operations of $683.1 million for the year ended December 31, 2021. Our operating margin declined to 23.9%, compared to 29.5% in 2021.
•Net income was $540.2 million compared to $725.7 million in 2021. Diluted net income per common share was $8.71 for the year ended December 31, 2022, compared to a diluted net income per common share of $11.39 for the year ended

December 31, 2021. These amounts include an income tax expense of $178.3 million in 2022 and an income tax benefit of $61.8 million in 2021, as described in more detail under Income tax expense (benefit) below.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

A discussion of our comparison between 2022 and 2021 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2021 and December 31, 2020 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 16, 2022, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.crocs.com).

	Year Ended December 31,		$ Change		% Change
			Favorable (Unfavorable)
	2022	2021	2022-2021		2022-2021
	(in thousands, except per share data, margin, and average selling price data)
Revenues	$3,554,985	$2,313,416	$1,241,569		53.7%
Cost of sales	1,694,703	893,196	(801,507)		(89.7)%
Gross profit	1,860,282	1,420,220	440,062		31.0%
Selling, general and administrative expenses	1,009,526	737,156	(272,370)		(36.9)%
Income from operations	850,756	683,064	167,692		24.5%
Foreign currency gains (losses), net	3,228	(140)	3,368		2,405.7%
Interest income	1,020	775	245		31.6%
Interest expense	(136,158)	(21,647)	(114,511)		(529.0)%
Other income (expense), net	(338)	1,797	(2,135)		(118.8)%
Income before income taxes	718,508	663,849	54,659		8.2%
Income tax expense (benefit)	178,349	(61,845)	(240,194)		(388.4)%
Net income	$540,159	$725,694	$(185,535)		(25.6)%
Net income per common share:
Basic	$8.82	$11.62	$(2.80)		(24.1)%
Diluted	$8.71	$11.39	$(2.68)		(23.5)%

Gross margin (1)	52.3%	61.4%	(910)	bp	(14.8)%
Operating margin (1)	23.9%	29.5%	(560)	bp	(19.0)%
Selling, general and administrative expenses as a percentage of revenues (1)	28.4%	31.9%	350	bp	11.0%
Footwear unit sales:
Crocs Brand	115,558	102,962	12,596		12.2%
HEYDUDE Brand (3)	30,519	—	—		—%
Average footwear selling price - nominal basis (2):
Crocs Brand	$22.72	$22.27	$0.45		2.0%
HEYDUDE Brand (3)	$29.35	$—	$—		—%
(1) Changes for gross margin, operating margin, and SG&A as a percentage of revenues are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units.
(3) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new reportable operating segment. Therefore, the amounts shown above for the year ended December 31, 2022 represent results during the Partial Period, and there are no comparative amounts for the year ended December 31, 2021.

Revenues by Channel

	Year Ended December 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2022	2021	2022-2021	2022-2021
	(in thousands)
Crocs Brand:
Wholesale	$1,377,302	$1,174,081	17.3%	23.4%
Direct-to-consumer	1,281,823	1,139,335	12.5%	15.3%
Total Crocs Brand	2,659,125	2,313,416	14.9%	19.4%
HEYDUDE Brand (2):
Wholesale	574,140	—	—%	—%
Direct-to-consumer	321,720	—	—%	—%
Total HEYDUDE Brand	895,860	—	—%	—%
Total consolidated revenues (2)	$3,554,985	$2,313,416	53.7%	58.2%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new reportable operating segment. Therefore, the amounts shown above for the year ended December 31, 2022 represent results during the Partial Period, and there are no comparative amounts for the year ended December 31, 2021.

Revenues. In the year ended December 31, 2022, revenues increased $1,241.6 million, or 53.7%, compared to 2021, driven by (i) the addition of HEYDUDE Brand revenues of $895.9 million during the Partial Period, (ii) higher volume in all Crocs Brand segments of $294.1 million, or 12.7%, led by our EMEALA and Asia Pacific segments, and (iii) higher average selling price on a constant currency basis (“ASP”) in the Crocs Brand of $155.3 million, or 6.7%, as a result of strategic increased pricing in all regions. Unfavorable foreign currency fluctuations, most significantly in the Euro and South Korean Won, decreased Crocs Brand revenues by $103.7 million, or 4.5%.

Cost of sales. Cost of sales increased compared to 2021, in part due to the addition of the HEYDUDE Brand, which had cost of sales in the Partial Period that were in line with its contributions to revenues discussed above. Higher average cost per unit on a constant currency basis (“AUC”) in the Crocs Brand of $186.0 million, or 20.8%, resulted mostly from higher distribution and logistics and material costs, driven in part by the use of air freight to combat supply chain disruptions and inflation. Higher volume in the Crocs Brand contributed $132.0 million, or 14.8%, to the increase in cost of sales, while foreign currency fluctuations in the Crocs Brand reduced cost of sales by $49.2 million, or 5.5%.

Gross margin and gross profit. Gross margin was 52.3% compared to 61.4% in 2021. Gross margin for the Crocs Brand was 56.3% compared to 61.4% in 2021, due primarily to higher material and freight costs, as described above, offset in part by higher pricing and favorable product mix. Gross margin for the HEYDUDE Brand was 40.8%, which is inclusive of an approximately 690 basis points unfavorable impact from a non-cash step-up of acquired HEYDUDE inventory to fair value. This gross margin also represents the continued effect of unfavorable pre-acquisition freight contracts on inventory costs, which are recognized in gross margin as inventory is sold, and higher inventory storage costs as we work to expand HEYDUDE distribution centers to support a larger business.

Gross profit increased $440.1 million, or 31.0%, primarily as a result of the addition of HEYDUDE, which contributed to the majority of the increase, as well as higher sales volumes in the Crocs Brand of $162.1 million, or 11.4%. These increases were offset in part by unfavorable foreign currency fluctuations of $54.5 million, or 3.9%, and the net impact of higher AUCs and higher ASPs, which decreased gross profit by $30.7 million, or 2.2%.

Selling, general and administrative expenses. SG&A as a percent of revenue improved to 28.4% during the year ended December 31, 2022 compared to 2021, as a result of strong sales growth and our continued efforts to leverage operating costs, while SG&A expenses increased $272.4 million, or 36.9% in the same period. We have continued to invest in marketing to fuel growth, with an increase of $88.1 million to SG&A, primarily associated with investments in marketing in the Crocs Brand, including for our digital business, as well as investments in marketing for our new HEYDUDE Brand during the Partial Period. Additionally, costs of $38.2 million associated with the Acquisition and related integration, including consulting, legal, statutory, and accounting fees, as well as certain compensation costs, contributed to the increase. There was an increase in sales commissions of $36.9 million, due mostly to HEYDUDE, which used more costly external representatives prior to the Acquisition, at which point we began to transition to a more cost-effective model. Other increases in compensation costs of $27.7 million were due primarily to increased employee headcount as we have grown the Company over the last year, offset in part by lower variable compensation. Other increases in professional services costs of $22.2 million were due to variable costs associated with revenue growth and contract labor costs and an increase in facilities expenses of $15.3 million was driven by duplicate rent costs associated with our upcoming headquarters move, lease exit costs and penalties associated with the shutdown of our direct operations in Russia, and variable rent associated with higher revenues. There were net increases in other costs, including information technology, depreciation and amortization, and travel and related costs, of $44.0 million.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consists of unrealized and realized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on certain foreign currency derivative instruments. During the year ended December 31, 2022, we recognized realized and unrealized net foreign currency gains of $3.2 million compared to net losses of $0.1 million during the year ended December 31, 2021.

Income tax expense (benefit). During the year ended December 31, 2022, we recognized an income tax expense of $178.3 million on pre-tax book income of $718.5 million, representing an effective tax rate of 24.8%, compared to an income tax benefit of $61.8 million on pre-tax book income of $663.8 million in 2021, which represented an effective tax rate of (9.3)%. The prior year effective tax rate is lower primarily due to the prior year net foreign deferred income tax benefit as a result of an intra-entity intellectual property rights transfer of $127.7 million and the prior year release of valuation allowances. Our effective tax rate has varied dramatically in recent years due to the intra-entity intellectual property rights transfer, differences in our profitability levels and relative operating earnings across multiple jurisdictions, and by changes in the valuation allowance.

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

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance as of December 31, 2022, we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. In 2021, a jurisdiction for which we have historically recorded significant valuation allowances enacted a favorable change in the tax law related to net operating loss carryforwards. This change in tax law impacted the assessment of valuation allowances in the jurisdiction as the reversal of existing deferred tax assets would generate indefinite carryforward net operating losses instead of losses with a limited carryforward period. During 2022, valuation allowances recorded against deferred tax assets increased by $1.7 million.

The 2022 impact of changes in valuation allowances to the effective tax rate was an unfavorable impact of $4.4 million, equating to a 0.6% unfavorable impact. There is also a $2.7 million favorable change in the valuation allowance related to cumulative translation adjustments. We maintain valuation allowances of approximately $28.1 million as of December 31, 2022, which may be reduced in the future depending upon the achieved profitability of certain jurisdictions as well as the magnitude of the profitability.

Reportable Operating Segments

The following table sets forth information related to our reportable operating business segments for the years ended December 31, 2022, 2021, and 2020. As a result of changes made in the presentation of certain amounts between our segments in the year ended December 31, 2022, as described in more detail below, we have included a discussion of the changes in our results of operations between the years December 31, 2021 and 2020, as revised to conform to current period presentation.

	Year Ended December 31,			% Change		Constant Currency % Change (1)
				Favorable (Unfavorable)
	2022	2021	2020	2022-2021	2021-2020	2022-2021
	(in thousands)
Revenues:
North America (2)	$1,644,630	$1,553,891	$832,540	5.8%	86.6%	6.0%
Asia Pacific	473,935	350,160	278,515	35.3%	25.7%	47.0%
EMEALA (2)	540,534	409,278	274,733	32.1%	49.0%	46.8%
Brand corporate (3)	26	87	163	(70.1)%	(46.6)%	(70.1)%
Crocs Brand revenues	2,659,125	2,313,416	1,385,951	14.9%	66.9%	19.4%
HEYDUDE Brand revenues (4)	895,860	—	—	—%	—%	—%
Total consolidated revenues	$3,554,985	$2,313,416	$1,385,951	53.7%	66.9%	58.2%

Income from operations:
North America (2)	$683,350	$755,723	$313,913	(9.6)%	140.7%	(9.4)%
Asia Pacific	145,011	71,936	32,830	101.6%	119.1%	119.5%
EMEALA (2)	153,976	134,126	75,513	14.8%	77.6%	28.1%
Brand corporate (3)	(130,312)	(100,391)	(92,833)	(29.8)%	(8.1)%	(31.4)%
Crocs Brand income from operations	852,025	861,394	329,423	(1.1)%	161.5%	2.4%
HEYDUDE Brand income from operations (4)	211,361	—	—	—%	—%	—%
Enterprise corporate (3)	(212,630)	(178,330)	(115,299)	(19.2)%	(54.7)%	(19.2)%
Total consolidated income from operations	850,756	683,064	214,124	24.5%	219.0%	29.0%
Foreign currency gains (losses), net	3,228	(140)	(1,128)	2,405.7%	87.6%
Interest income	1,020	775	215	31.6%	260.5%
Interest expense	(136,158)	(21,647)	(6,742)	(529.0)%	(221.1)%
Other income (expense), net	(338)	1,797	510	(118.8)%	252.4%
Income before income taxes	$718,508	$663,849	$206,979	8.2%	220.7%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) In the first quarter of 2022, certain revenues and expenses associated with our Latin America businesses previously reported in our ‘Americas’ segment were shifted into the ‘EMEA’ segment. To reflect this change, we renamed our ‘Americas’ segment to ‘North America’ and renamed our ‘EMEA’ segment to ‘EMEALA.’ As a result of these changes, the previously reported amounts for revenues and income from operations for the years ended December 31, 2021 and 2020 have been revised to conform to current period presentation. Refer to Part I - Item 1. Financial Statements in our Quarterly Report on Form 10-Q for the period ended June 30, 2022 for more information.
(3) In the first quarter of 2022, as a result of the Acquisition, all costs previously reported in “Unallocated corporate and other” were recast between ‘Brand corporate’ costs associated with the Crocs Brand and ‘Enterprise corporate’ costs, each of which is defined in Note 17 — Operating Segments and Geographic Information in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. As a result of these changes, the previously reported amounts for income from operations for the years ended December 31, 2021 and 2020 have been revised to conform to current period presentation. Refer to Part I - Item 1. Financial Statements in our Quarterly Report on Form 10-Q for the period ended June 30, 2022 for more information.
(4)    We acquired HEYDUDE on February 17, 2022 and added the HEYDUDE Brand as a new reportable operating segment. Therefore, the amounts shown above for the year ended December 31, 2022 represent results during the Partial Period, and there are no comparative amounts for the years ended December 31, 2021 or 2020.

The primary drivers of changes in revenues by operating segment were:

	2022 vs. 2021
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Crocs Brand:
North America	$78,337	5.0%	$14,962	1.0%	$(2,560)	(0.2)%	$90,739	5.8%
Asia Pacific	96,775	27.6%	68,038	19.4%	(41,038)	(11.7)%	123,775	35.3%
EMEALA	119,029	29.1%	72,311	17.8%	(60,084)	(14.7)%	131,256	32.1%
HEYDUDE Brand (2)	—	—%	—	—%	—	—%	—	—%
Total segment revenues	$294,141	12.7%	$155,311	6.7%	$(103,682)	(4.5)%	$345,770	14.9%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.
(2) We acquired HEYDUDE on February 17, 2022 and added the HEYDUDE Brand as a new reportable operating segment. Therefore, there are no comparative amounts for the year ended December 31, 2021.

	2021 vs. 2020
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Crocs Brand:
North America	$505,949	60.7%	$212,462	25.5%	$2,940	0.4%	$721,351	86.6%
Asia Pacific	24,881	8.9%	34,987	12.6%	11,777	4.2%	$71,645	25.7%
EMEALA	107,379	39.1%	17,723	6.5%	9,443	3.4%	$134,545	49.0%
Total segment revenues	$638,209	46.1%	$265,172	19.1%	$24,160	1.7%	$927,541	66.9%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

Crocs Brand

North America Operating Segment

Revenues. The North America segment grew revenues 5.8% for the year ended December 31, 2022 compared 2021, primarily as a result of higher volume in our DTC channel. Higher ASPs due to higher pricing, offset in part by increased promotional activity in the second half of the year, also drove revenue growth. Currency fluctuations had an insignificant negative impact on revenues.

The North America segment grew revenues 86.6% for the year ended December 31, 2021 compared to 2020, as a result of higher volume and higher ASPs in both our wholesale and DTC channels. Volume was up versus 2020 as a result of continued increased consumer demand, partially due to the prior year negative impact of COVID-19 on our brick-and-mortar stores. Higher ASPs also contributed to higher sales due mostly to higher pricing and fewer promotions and discounts, primarily in our DTC channel, as well as favorable product mix. Currency fluctuations had an insignificant impact on revenues.

Income from Operations. During the year ended December 31, 2022, income from operations for our North America segment was $683.4 million, a decrease of $72.4 million, or 9.6% from 2021. Gross profit for the year ended December 31, 2022 decreased $33.1 million, or 3.2%, compared to the year ended December 31, 2021. Gross profit was lower as a result of a decrease of $94.4 million, or 9.2%, due primarily to higher AUC as a result of higher material and freight costs, due in part to inflation and in part to air freight used to combat supply chain disruptions, mostly in the first half of the year. This was offset in part by higher ASP, as described above. Insignificant unfavorable foreign currency fluctuations also slightly decreased gross profit. These decreases were offset by increased volume of $63.1 million, or 6.2%.

During the year ended December 31, 2022, SG&A for our North America segment increased by $39.3 million, or 15.0%, compared to 2021. This was due in part to an increase in variable costs associated with higher revenues, particularly in our DTC channel. Additionally, compensation costs increased primarily due to investments in employee headcount, including retail labor, which also had higher wages in 2022 compared to 2021.

During the year ended December 31, 2021, income from operations for our North America segment was $755.7 million, an increase of $441.8 million, or 140.7% from 2020. Gross profit for the year ended December 31, 2021 increased $530.9 million, or 109.0%. Gross profit increased $292.7 million, or 60.1%, due to sales volume increases in both channels, and increased $232.8 million, or 47.8%, due to higher ASP and lower AUC as a result of favorable product mix, including increased sales of charms per shoe, higher prices and fewer promotions and discounts, favorable channel mix, and increased efficiencies in our U.S. distribution network, partially offset by higher inbound freight costs. Favorable foreign currency fluctuations in the CAD also increased gross profit by $5.4 million, or 1.1%.

During the year ended December 31, 2021, SG&A for our North America segment increased by $89.1 million, or 51.4%, compared to 2020. This was primarily due to an investment in marketing to support growth, higher compensation and related costs as a result of increased headcount associated with the growth of the business and the 2020 temporary and permanent elimination of certain roles in response to COVID-19, and higher facilities costs, mostly associated with variable rent driven by higher retail sales. Additionally, higher services and other costs resulted predominantly from variable costs associated with higher sales. These increases were offset by lower donations of inventory as a result of 2020 COVID-19 donations to frontline healthcare workers that did not recur in 2021.

Asia Pacific Operating Segment

Revenues. Revenues in our Asia Pacific segment increased in the year ended December 31, 2022 compared to 2021, as a result of volume increases, primarily in India, South Korea, and with distributors in Southeast Asia, which benefited from COVID-19 re-openings and the partial return of tourism to the region over the prior year. ASPs also increased revenues as a result of higher pricing and less discounting. Negative fluctuations in foreign currency, primarily in the South Korean Won, Japanese Yen, and Indian Rupee, partially offset these increases.

Revenues in our Asia Pacific segment increased in the year ended December 31, 2021 compared to 2020, as a result of volume increases in our wholesale channel driven in part by cycling 2020 negative COVID-19 impacts on our distributor markets and ASP increases in both channels, as a result of increased pricing and fewer promotions and discounts. Revenue also increased as a result of fluctuations in foreign currency, including the South Korean Won and Chinese Yuan.

Income from Operations. During the year ended December 31, 2022, income from operations for our Asia Pacific segment was $145.0 million, an increase of $73.1 million, or 101.6%. Gross profit for the year ended December 31, 2022 increased $78.4 million, or 37.6%, compared to the year ended December 31, 2021. An increase of $52.1 million, or 25.0% in gross profit was largely due to higher ASPs from price increases and less promotional activity, partially offset by higher AUCs, resulting from unfavorable purchasing power and higher material and duties costs. Higher volume of $51.7 million, or 24.8%, also increased gross profit, while unfavorable currency fluctuations, primarily in the South Korean Won, of $25.4 million, or 12.2%, partially offset these increases.

During the year ended December 31, 2022, SG&A for our Asia Pacific segment increased $5.3 million, or 3.9%, compared to the same period in 2021, due to increases in variable facilities costs and compensation costs.

During the year ended December 31, 2021, income from operations for our Asia Pacific segment was $71.9 million, an increase of $39.1 million, or 119.1%, from 2020. Gross profit for the year ended December 31, 2021 increased $63.5 million, or 43.7%, compared to the year ended December 31, 2020. The increase in gross profit was largely due to higher ASPs and lower AUCs, on a net basis, of $46.7 million, or 32.1%, resulting from price increases and less promotional activity, favorable product mix, and greater purchasing power from currency changes. Higher volume of $8.9 million, or 6.2%, and favorable currency fluctuations of $7.8 million, or 5.4%, also contributed to higher gross profit.

During the year ended December 31, 2021, SG&A for our Asia Pacific segment increased $24.4 million, or 21.7%, compared to the same period in 2020, primarily due to increased investment in marketing to support growth, an increase in facilities expense associated with variable rent driven by higher retail sales, an increase in compensation expense and related costs, and an increase in variable costs associated with revenue growth. These increases were partially offset by lower bad debt expense, primarily from net charges taken in the 2020 in response to COVID-19, and 2020 inventory donations to healthcare workers and other organizations, neither of which recurred in 2021.

EMEALA Operating Segment

Revenues. Revenues increased for our EMEALA segment compared to the year ended December 31, 2021, despite significant unfavorable currency headwinds due to fluctuations in the Euro and the shutdown of our direct operations in Russia as a result of the Ukraine war. This performance was driven by increased volume, with growth particularly strong in our wholesale channel. Additionally, increased ASPs, driven by increased prices and product mix, contributed to revenue growth. Unfavorable foreign currency fluctuations in the Euro partially offset these increases.

Revenues in our EMEALA segment increased in the year ended December 31, 2021 compared to the year ended December 31, 2020, most significantly as a result of higher volumes in both channels, particularly in wholesale, resulting from increased product demand and cycling 2020 negative COVID-19 impacts which further increased the disparity between the two periods. Higher ASPs in all channels, as a result of price increases and fewer promotions and discounts, and favorable foreign currency fluctuations, primarily in the Euro, also increased revenues.

Income from Operations. During the year ended December 31, 2022, income from operations for our EMEALA segment was $154.0 million, an increase of $19.9 million, or 14.8%. Gross profit for the year ended December 31, 2022 increased $40.3 million, or 19.5%, compared to the year ended December 31, 2021. The increase in our EMEALA segment gross profit was due to higher volumes of $56.6 million, or 27.3%, primarily in our wholesale channel. Higher ASPs, as described above, partially offset by higher AUCs, primarily due to unfavorable purchasing power and higher material and freight costs, also increased gross profit by $11.6 million, or 5.6%. Foreign currency headwinds of $27.8 million, or 13.4%, partially offset these increases.

During the year ended December 31, 2022, SG&A for our EMEALA segment increased $20.4 million, or 28.1%, compared to the same period in 2021. This was primarily due to various costs associated with the shutdown of our direct operations in Russia, including the recognition of cumulative translation adjustments into earnings, as well as severance and lease exit costs and penalties. Marketing costs, including investments in digital marketing, also increased.

During the year ended December 31, 2021, income from operations for our EMEALA segment was $134.1 million, an increase of $58.6 million, or 77.6%, compared to 2020. Gross profit for the year ended December 31, 2021 increased $73.0 million, or 54.4%, compared to the year ended December 31, 2020. The increase in our EMEALA segment gross profit was due to higher volumes of $50.0 million, or 37.3%, primarily in our wholesale channel, and higher ASPs, supplemented by slightly lower AUCs, of $19.9 million, or 14.8%, as a result of purchasing power gains, favorable product mix, and price increases and fewer promotions and discounts, offset in part by higher freight costs. Favorable foreign currency fluctuations of $3.0 million, or 2.3% also contributed to higher gross profit.

During the year ended December 31, 2021, SG&A for our EMEALA segment increased $14.4 million, or 24.6%, compared to the same period in 2020. Additional investments in marketing to support growth, higher compensation expense and related costs, and higher facilities costs were offset by lower bad debt expense.

Crocs Brand Corporate

During the year ended December 31, 2022, total net costs within ‘Brand corporate’ increased by $29.9 million, or 29.8%, compared to the same period in 2021. This was due to higher compensation expense as a result of increased headcount, a larger investment in brand marketing, and higher information technology costs.

During the year ended December 31, 2021, total net costs within ‘Brand corporate’ increased by $7.6 million, or 8.1%, compared to the same period in 2020. This was primarily driven by an increase in compensation expense due to increased employee headcount, as well as higher services costs as a result of supply chain investments.

HEYDUDE Brand

For the Partial Period, revenues attributable to the HEYDUDE Brand were $895.9 million, with more than half of this amount attributable to the wholesale channel at approximately 64%. We sold 30.5 million pairs of shoes during the Partial Period.

Income from operations during the Partial Period was $211.4 million and included a $62.3 million non-cash step-up of acquired HEYDUDE inventory to fair value and SG&A costs comprised primarily of marketing, sales commissions, compensation expense, and depreciation and amortization expense.

Refer to Note 3 — Acquisition of HEYDUDE in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

Enterprise Corporate

During the year ended December 31, 2022, total net costs within ‘Enterprise corporate’ increased $34.3 million, or 19.2%, compared to the same period in 2021. This was primarily due to costs associated with the acquisition and integration of HEYDUDE, including consulting, legal, statutory, and accounting fees, among others, of $38.2 million. There were also increases in facilities costs due to duplicate rent costs associated with our upcoming headquarters move and information technology costs. These increases were offset in part by decreases in compensation, primarily due to lower variable compensation, and depreciation and amortization.

During the year ended December 31, 2021, total net costs within ‘Enterprise corporate’ increased $63.0 million, or 54.7%, compared to the same period in 2020. This was primarily driven by an increase in compensation expense due to increased employee headcount and the related hiring costs and higher variable and executive compensation, as well as increased professional services costs due to higher legal expenses and costs associated with our then-pending HEYDUDE Acquisition. These increases were partially offset by 2020 impairment charges which did not recur in 2021.

Store Locations and Digital Sales Percentage

The table below illustrates the overall change in the number of our company-operated retail locations by reportable operating segment:

	December 31, 2021	Opened	Closed	December 31, 2022
Company-operated retail locations:
Crocs Brand:
North America	173	9	11	171
Asia Pacific	153	5	7	151
EMEALA	47	3	32	18
Total Crocs Brand	373	17	50	340
HEYDUDE Brand (1)	—	5	—	5
Total	373	22	50	345
(1) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new reportable operating segment. Therefore, there are no comparative amounts for the year ended December 31, 2021.

Digital sales, which includes sales through our company-owned website, third-party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by reportable operating segment were:

	Year Ended December 31,
	2022	2021
Digital sales as a percent of total revenues:
Crocs Brand	37.6%	36.7%
HEYDUDE Brand (1)	38.5%	—%
Total (2)	37.8%	36.7%
(1) We acquired HEYDUDE on February 17, 2022. Therefore, the amounts shown above for the year ended December 31, 2022 represent results during the Partial Period, and there are no comparative amounts for the year ended December 31, 2021.
(2) For the year ended December 31, 2021, the digital sales as a percent of total revenues represents the Crocs Brand. See footnote (1) above.

Direct-to-consumer (“DTC”) comparable sales for the Crocs Brand are as follows:

	Constant Currency (1)
	Year Ended December 31,
	2022	2021
Direct-to-consumer comparable sales: (2)
Crocs Brand (3)	15.0%	N/A
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
(3) In the year ended December 31, 2021, as a result of the COVID-19 pandemic’s impact on 2020 sales, we did not disclose DTC comparable sales, as they were not meaningful.

Liquidity and Capital Resources

Our liquidity position as of December 31, 2022 was:

December 31, 2022
(in thousands)
Cash and cash equivalents	$191,629
Available borrowings	755,789

As of December 31, 2022, we had $191.6 million in cash and cash equivalents and up to $755.8 million of available borrowings, including $748.7 million remaining borrowing availability under the Revolving Facility (as defined below) and $7.1 million of remaining borrowing availability under the Asia revolving facilities. As of December 31, 2022, the Term Loan B Facility (as defined below) was fully drawn, and there was no available borrowing capacity. We believe that our cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility and other financing agreements will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

We completed the Acquisition on February 17, 2022. The consideration for the Acquisition was comprised of $2.05 billion in cash (the “Cash Consideration”) and 2,852,280 of Crocs, Inc. shares. To finance the Cash Consideration, we entered into the $2.0 billion Term Loan B Facility and borrowed $50.0 million under our Revolving Facility. In the year ended December 31, 2022, we prioritized using excess cash generated by our operations to repay our outstanding debt, including debt incurred to finance a part of the Acquisition, and, as such, we suspended our share repurchase program until such time that our gross leverage is under 2.0x. See the risk factor under “HEYDUDE Acquisition Risks — The incurrence by us of substantial indebtedness in connection with the financing of the Acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities, and increase our vulnerability to adverse economic and industry conditions” included in Part I - Item 1A. Risk Factors of this Annual Report on Form 10-K for further information on liquidity risks associated with the Acquisition.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of December 31, 2022 without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of December 31, 2022, we held $97.0 million of our total $191.6 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $97.0 million, $4.8 million could potentially be restricted by local laws.

Senior Revolving Credit Facility

In July 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. Since that time, we have amended the Credit Agreement, which, as amended to date, provides for a revolving credit facility of $750.0 million, which can be increased by an additional $250.0 million subject to certain conditions (the “Revolving Facility”). Borrowings under the Credit Agreement bear interest at a variable interest rate based on (A) a Base Rate (defined as the highest of (i) the Overnight Bank Funding Rate (as defined in the Credit Agreement), plus 0.25%, (ii) the Prime Rate (as defined in the Credit Agreement), and (iii) the Daily Simple SOFR (as defined in the Credit Agreement), plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio or 1.35% to 1.975% for the Daily Simple SOFR based on the leverage ratio, or (B) the Term SOFR Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 1.35% to 1.975% based on our leverage ratio for one-month interest periods and 1.40% to 2.025% based on our leverage ratio for three-month interest periods. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00 and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of December 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.

As of December 31, 2022, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At December 31, 2022, we had no outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of December 31, 2022 and 2021, we had $748.7 million and $414.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures November 2027.

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

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September, and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30,

2022, with the remaining principal amount due on February 17, 2029, the maturity date. As of December 31, 2022, we had $1,675.0 million in outstanding principal and the Term Loan B Facility was fully drawn with no remaining borrowing capacity.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2022, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the year ended December 31, 2022, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), which provides up to 10.0 million RMB, or $1.4 million at current exchange rates, and matures in January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which provides up to an equivalent of $10.0 million. For RMB loans under the CMBC Facility, interest is based on a National Interbank Funding Center 1-year prime rate, plus 65 basis points. For USD loans under the Citibank Facility, interest is mutually agreed upon prior to utilization of a loan.

As of December 31, 2022, we had no outstanding borrowings on the CMBC Facility, and we had borrowings outstanding of $4.3 million on the Citibank Facility, which are due in January 2023 and May 2023. We had no outstanding borrowings under our Asia revolving facilities at December 31, 2021.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the

Company’s affiliates; and consolidate or merge with or into other companies. As of December 31, 2022, we were in compliance with all financial covenants under the Notes.

Consolidated Statements of Cash Flows

Our consolidated statements of cash flows are summarized as follows:

	Year Ended December 31,		$ Change	% Change
	2022	2021	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$603,142	$567,165	$35,977	6.3%
Cash used in investing activities	(2,151,091)	(55,925)	(2,095,166)	(3,746.4)%
Cash provided by (used in) financing activities	1,529,659	(429,638)	1,959,297	456.0%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,750)	(3,950)	200	5.1%
Net change in cash, cash equivalents, and restricted cash	$(22,040)	$77,652	$(99,692)	(128.4)%

Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for non-cash items and changes in working capital. Cash provided by operating activities increased $36.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was driven by higher net income adjusted for non-cash items of $83.1 million, partly offset by a net decrease in operating assets and liabilities of $47.1 million.

Investing Activities. There was a $2,095.2 million increase in cash used in investing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase is primarily due to the Cash Consideration for the Acquisition, net of cash acquired. Refer to Note 3 — Acquisition of HEYDUDE in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Additionally, there was a $48.3 million increase in the purchases of property and equipment related primarily to the expansion of our distribution centers in North America.

Financing Activities. Cash provided by financing activities increased by $1,959.3 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to an increase of $1,779.9 million in proceeds from borrowings, which includes borrowings under the Term Loan B Facility and the Revolving Facility that were used to finance the Acquisition in part. Additionally, there was a decrease in cash used by financing activities of $1,000.0 million in repurchases of common stock and $8.6 million in repurchases of common stock for tax withholding. The overall increase was offset by a $700.0 million decrease in proceeds from the Notes issuances that occurred in the year ended December 31, 2021 that did not recur in the current period, a $90.3 million increase in repayments of borrowings, and a $38.8 million increase in deferred debt issuance costs, primarily related to the Term Loan B Facility. We also had a $0.1 million increase in other cash used in financing activities.

Stock Repurchases

On April 23, 2021, the Board approved and authorized a program to repurchase up to $1.0 billion of our common stock. Additionally, on September 23, 2021, the Board approved an increase of $1.0 billion to our share repurchase authorization. The number, price, structure, and timing of the repurchases are at our sole discretion and may be made depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. The Board of Directors may suspend, modify, or terminate the program at any time without prior notice. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate us to acquire any amount of our common stock. Under Delaware state law, these shares are not retired, and we have the right to resell any of the shares repurchased.

During the year ended December 31, 2022, we did not repurchase any shares of our common stock. As of December 31, 2022, we had remaining authorization to repurchase approximately $1,050.0 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

During the year ended December 31, 2021, we repurchased 8.2 million shares of our common stock at a cost of $1,000.0 million, including commissions. This included 3.2 million shares delivered under the $500.0 million accelerated share repurchase arrangement (“ASR”) entered into in September 2021, 2.9 million shares delivered under the $300.0 million ASR entered into in April 2021, and 0.5 million shares delivered in January 2021 at the conclusion of the purchase period for the

ASR entered into in November 2020. Under each ASR, a financial institution delivered shares of our common stock during the purchase period in exchange for an up-front payment. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, was determined based on the volume-weighted average price of our common stock during the purchase period. The shares received were recorded in the period they were delivered, and the up-front payment was accounted for as a reduction to stockholders’ equity in our consolidated balance sheet in the period the payment was made.

In 2023, we plan to continue to use excess cash generated by our operations to repay debt, including debt incurred to finance a part of the Acquisition and, as such, we intend for our share repurchase program to remain suspended until such time that our gross leverage is under 2.0x.

See Note 11 — Equity in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information on our repurchases and repurchase authorizations.

Contractual Obligations

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations. Our material future cash obligations as of December 31, 2022 include the following:

	Less than 1 Year	Thereafter	Total
	(approximately, in thousands)
Debt-related:
Debt obligations	$33,400	$2,346,000	$2,379,400
Interest on debt obligations (1)	139,300	247,600	386,900
Purchase commitments (2)	370,300	—	370,300
Lease-related (3):
Lease obligations	60,800	251,700	312,500
Obligations for leases not yet commenced	—	75,000	75,000
Other:
Distribution and logistics obligations (4)	18,100	—	18,100
Total	$621,900	$2,920,300	$3,542,200
(1) Represents future interest payment obligations, which are estimated by assuming the amounts outstanding under our Term Loan B Facility, Notes, and Citibank Facility and the interest rates in effect as of December 31, 2022, will remain constant into the future. This is only an estimate, as actual amounts borrowed and rates may vary over time for certain borrowing instruments, as described in Note 10 — Borrowings.
(2) Represents purchase commitments to our third-party manufacturers, primarily for materials and supplies used in the manufacture of our products. We expect to fulfill our commitments under these agreements in the next twelve months in the normal course of business and are only liable for the portion of the purchase obligations that have been purchased by the third-party manufacturer or manufactured by the vendor, with the remainder cancellable without penalty. Refer to Note 16 — Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.
(3) Our operating lease obligations consist of leases for real estate, which includes retail, warehouse, distribution center, and office spaces and represent the minimum cash commitment under contract to various third parties for operating lease obligations. For more information on our lease obligations and obligations for leases not yet commenced, refer to Note 7 — Leases in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.
(4) Represents material contractual obligations associated with global distribution and logistics projects.

We had no material off-balance sheet arrangements as of December 31, 2022, other than certain purchase commitments, as described in the footnote (2) above.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of financial condition and results of operations, outside of discussions regarding constant currency, is based on the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis.

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

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all of the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. Contingent consideration, if any, is included within the purchase price and is recognized at its fair value on the acquisition date. We allocate the purchase price of acquired businesses to tangible assets and intangible assets based upon internal estimates of cash flows and consideration. We may also utilize third-party valuation specialists to assist in our determination of the fair value of assets acquired and liabilities assumed. Management estimates of fair value require a significant amount of management judgment, as the determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.

During the year ended December 31, 2022, we acquired HEYDUDE. The aggregate closing price of the Acquisition was $2.3 billion. The fair value of the acquired assets was determined by management with the assistance of third-party valuation specialists. For certain assets and liabilities, those fair values were consistent with historical carrying values. The trademark was valued using the Multi Period Excess Earnings approach, and the customer relationships were valued using the distributor method. Key assumptions by management were used in valuing the trademark and customer relationships such as future revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and market-based discount rates.

Refer to Note 3 — Acquisition of HEYDUDE in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details on the Acquisition.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Our goodwill and indefinite-lived intangible assets, which primarily consist of the HEYDUDE trademark, are not amortized. We evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually or when an interim triggering event has occurred indicating potential impairment. During the year ended December 31, 2022, we changed our annual goodwill impairment testing date from the last day of our fiscal fourth quarter to the first day of our fiscal fourth quarter. Our impairment evaluations represent a critical accounting policy as they require significant judgments and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable.

We perform our goodwill impairment testing for each reporting unit that has goodwill. During the year ended December 31, 2022, we had two reporting units, comprised of a reporting unit within the HEYDUDE Brand segment and a reporting unit within the EMEALA segment. During the years ended December 31, 2021 and 2020, we had one reporting unit in our EMEALA segment. We perform our indefinite-lived intangible impairment testing at the asset level.

When performing our annual test for impairment, we may assess goodwill and indefinite-lived intangible assets for potential impairment using either a qualitative or quantitative assessment. The qualitative assessment may evaluate factors such as macroeconomic conditions, industry and market considerations, and overall financial performance, among other factors. If we determine that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. For the quantitative assessment, we compare the estimated fair value of a reporting unit with its carrying value, including the goodwill assigned to the reporting unit. If carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded.

For the year ended December 31, 2022, we elected to bypass the qualitative assessment for the HEYDUDE Brand reporting unit goodwill and indefinite-lived trademark intangible asset and proceed directly to performing the quantitative goodwill and indefinite-lived intangible asset impairment tests with the assistance of third-party valuation specialists. We performed the quantitative assessments for the HEYDUDE Brand reporting unit goodwill using the discounted cash flow method and the guideline public company method. For the impairment testing of the indefinite-lived trademark, we used the Multi Period Excess Earnings approach. The primary assumptions developed by management and used in the quantitative analysis of the HEYDUDE Brand reporting unit and indefinite-lived trademark included future revenue growth rates and market-based discount rates.

Changes in the assumptions used to estimate the fair value of our goodwill and indefinite-lived intangible assets could result in impairment charges in future periods as the key assumptions are inherently uncertain, require significant judgment and are subject to change based on, among others, industry and geopolitical conditions, our ability to navigate changing macroeconomic conditions and trends as well as the timing and success of strategic initiatives. Certain factors, such as failure to achieve forecasted revenue growth rates or increases in the discount rates, have the potential to create variances in the estimated fair values of our goodwill and indefinite-lived intangible assets that could result in impairment charges.

Additionally for the years ended December 31, 2022, 2021, and 2020, we performed a qualitative assessment for the goodwill in our EMEALA segment, which indicated that it was more likely than not that the estimated fair value exceeded its carrying value.

We did not record any impairment charges in the years ended December 31, 2022, 2021, or 2020 based on the results of our goodwill and indefinite-lived intangible assets impairment testing. Refer to Note 1 — Basis of Presentation and Summary of Significant Accounting Policies and Note 5 — Goodwill and Intangible Assets, Net in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to our goodwill and indefinite-lived intangible assets.

Impairment of Long-Lived Assets

Property and equipment, right-of-use assets, and definite-lived intangible assets, such as customer relationships and capitalized software, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying values may not be fully recoverable. This represents a critical accounting policy as our impairment evaluations include significant judgments and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. Testing of long-lived assets for impairment is at the level of an asset group, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In our retail business, the asset group for impairment testing is each individual retail store. For customer relationships, impairment testing is performed at the customer group level. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition, where applicable. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than its carrying value, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value, less costs to sell.

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

In 2022 and 2021, we did not record impairments to reduce the net carrying value of certain long-lived assets. In 2020, we recorded non-cash impairments of $20.0 million to reduce the net carrying value of certain long-lived assets to their estimated fair values for a retail store in New York City and $1.1 million for our former corporate headquarters. See Note 4 — Property and Equipment, Net in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to long-lived asset impairments.

Revenues and Reserves for Sales Returns and Allowances

While our revenue recognition does not involve significant judgment, it does represent a key accounting policy as it is important to our results of operations. Revenues are recognized in the amount expected to be received in exchange for when control of the products transfers to customers. Revenues are reported net of various promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, rebates, and other incentives that may vary in amount, must be estimated, and are reported as a reduction in revenues. An area of judgment affecting our reported revenues and net income involves estimating reserves for sales returns and allowances, which represent a portion of revenues not expected to be realized. Revenues in our direct-to-consumer channels are reduced by an estimate of returns. We may also accept returns from our wholesale customers, on an exception basis, to ensure that our products are merchandised in the proper assortments and may provide markdown allowances at our sole discretion to key wholesalers and distributors to facilitate sales of slower moving products. Wholesale revenues are reduced by estimates of returns and allowances.

Our estimated sales returns and allowances are based on customer return history and actual outstanding returns yet to be received. Changes to our estimates for customer returns and allowances may be caused by many factors, including, but not limited to whether customers accept our new styles, customer inventory levels, shipping delays or errors, known or suspected product defects, the seasonal nature of our products, and macroeconomic factors affecting our customers. Historically, actual amounts of customer returns, allowances, discounts, and rebates have not differed significantly from our estimates. A hypothetical 1% increase in our reserves for returns and allowances as of December 31, 2022 would have had an insignificant impact on our 2022 revenues.

See Schedule II in Part IV - Item 15. Exhibits, Financial Statement Schedule to the accompanying consolidated financial statements of this Annual Report on Form 10-K for an analysis of the activity in our reserves for uncollectible accounts receivable, sales returns, allowances, and discounts.

Income Taxes

Intellectual Property Income Tax Implications

In 2020 and in 2021, we completed changes to our international legal structure that created an amortizable step-up in tax basis of the intangible asset and a corresponding increase in foreign deferred tax assets based on the fair value of the intellectual property (“IP”). These transactions were executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of these transactions. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain and, therefore, may ultimately differ materially from our actual results. As of December 31, 2021, the related net deferred tax asset is $490.2 million, net of a reserve for uncertain tax positions of $206.0 million. As of December 31, 2022, the related net deferred tax asset is $438.5 million, net of a reserve for uncertain tax positions of $194.4 million.

In order to support and sustain the amortizable tax basis (and associated deferred tax asset, net of uncertain tax position), we must demonstrate economic ownership, including the appropriate authority and expertise to manage the IP owned and serviced in the Netherlands. The determination of economic substance is a judgment that has to be evaluated by management on a continual basis requiring understanding and expertise of local laws of each associated tax jurisdiction. The Netherlands subsidiary serves as the principal Crocs corporate headquarters outside of the U.S. and already performs significant functions in support of the economic ownership of the IP in the Netherlands. In 2021 and 2022, we undertook many additional activities to align business operations that support the economic substance of the IP in the Netherlands.

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

Income Tax Accounting

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. We determine on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in our non-U.S. operations. This assessment is based on the cash flow projections and operational and fiscal objectives of each of our U.S. and foreign subsidiaries. Foreign withholding taxes have not been provided on cumulative undistributed foreign earnings of the non-U.S. subsidiaries as of December 31, 2022, which are considered to be indefinitely reinvested outside of the U.S.

See Note 14 — Income Taxes in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information related to income taxes.

Recent Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements in the accompanying notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and issued accounting pronouncements that we believe may have an impact on our consolidated financial statements when adopted.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We centrally manage our debt and investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our exposure to market risk includes interest rate fluctuations in connection with our Revolving Facility and certain financial instruments.

As of December 31, 2022, we had borrowings with a face value of $2,379.3 million, comprised of the Notes, which carry a fixed interest rate, the Term Loan B Facility, and borrowings under our Asia revolving facilities. We also had $1.3 million in outstanding letters of credit under our Revolving Facility as of December 31, 2022. As of December 31, 2021, we had long-term borrowings with a face value of $785.0 million and $0.3 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would have increased interest expense by $18.1 million for the year ended December 31, 2022.

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

An increase of 1% of the value of the USD relative to foreign currencies would have decreased our revenues and income before taxes during the year ended December 31, 2022 by approximately $10.8 million and $1.6 million, respectively. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we enter into forward contracts to buy and sell foreign currency. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 1 — Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on this Form 10-K. As of December 31, 2022, the USD notional value of our outstanding foreign currency forward exchange contracts was approximately $193.1 million. The fair value of these contracts at December 31, 2022 was an asset of $0.3 million and a liability of $1.1 million. See Part I - Item 1A. Risk Factors of this Annual Report on Form 10-K for a discussion of risks to our business and financial results associated with foreign currencies.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the USD. As of December 31, 2022, a 10% appreciation in the value of the USD would result in a net increase in the fair value of our derivative portfolio of approximately $0.3 million.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for a discussion of the impact of the change in foreign exchange rates on our USD consolidated statements of operations for the years ended December 31, 2022 and 2021.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are as set forth in the index to consolidated financial statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. During the year ended December 31, 2022, we closed the Acquisition, as discussed in Note 3 — Acquisition of HEYDUDE in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include internal controls over financial reporting at HEYDUDE. HEYDUDE represented approximately 25% of our total revenues for the year ended December 31, 2022 and 62% of our total assets as of December 31, 2022. This exclusion is consistent with the Securities and Exchange Commission (the “SEC”) staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the year of acquisition.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022, which does not include internal controls over financial reporting at HEYDUDE, as discussed above.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

As noted above, we are in the process of integrating HEYDUDE into our overall internal control over financial reporting and will include HEYDUDE in Management’s Evaluation of Disclosure Controls and Procedures for the year ending December 31, 2023. This process may result in additions or changes to our internal control over financial reporting. In addition, as a result of the Acquisition, we have implemented new processes and controls over accounting for an acquisition during the year ended December 31, 2022, including determining the fair value of the assets acquired and liabilities assumed.

Additionally, in the three months ended December 31, 2022, we implemented internal controls over our annual goodwill and indefinite-lived intangible asset impairment analysis, as there was a material addition to our goodwill and indefinite-lived intangible asset balances during the year ended December 31, 2022 related to the acquisition of HEYDUDE, as described in Note 3 — Acquisition of HEYDUDE and Note 5 — Goodwill and Intangible Assets, Net in the accompanying notes to the consolidated financial statements included in Part II - Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Except as described herein, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a through 15(f) and 15(d) through 15(f) under the Exchange Act) that occurred during the three or twelve months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Crocs, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Crocs, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company and our report dated February 16, 2023, expressed an unqualified opinion on those financial statements.

As described in “Management’s Report on Internal Control over Financial Reporting,” management excluded from its assessment the internal control over financial reporting at HEYDUDE, which was acquired on February 17, 2022, and whose financial statements constitute 62% of total assets and 25% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at HEYDUDE.

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
February 16, 2023

ITEM 9B. Other Information

None.

ITEM 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

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

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022, with the exception of those items listed below.

Equity Compensation Plan Information

As shown in the table below, we reserved 1.2 million shares of common stock for future issuance pursuant to exercise of outstanding awards under equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued on Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders (3)	1,170,469	$7.44	3,895,974
Equity compensation plans not approved by stockholders	—	—	—
Total	1,170,469	$7.44	3,895,974
(1) The number of shares outstanding includes restricted stock awards and restricted stock units that were outstanding on December 31, 2022 and assumes target performance for performance-based equity awards.
(2) The weighted average exercise price of outstanding options pertains to 0.2 million shares issuable on the exercise of outstanding options.
(3) On June 10, 2020, our stockholders approved the Crocs, Inc. 2020 Equity Incentive Plan (the “Plan”). The number of shares of our common stock available for issuance under the Plan consisted of (i) 3.8 million newly available shares, (ii) 1.4 million shares of our common stock available for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”) as of June 10, 2020, and (iii) 2015 Plan shares associated with outstanding options or awards that are canceled or forfeited after June 10, 2020. The number of shares authorized for issuance under the Plan is subject to adjustment for future stock splits, stock dividends and similar changes in our capitalization. The Plan became effective immediately upon stockholder approval.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

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

(3) Exhibit list

Exhibit Number		Description
2.1	#
Securities Purchase Agreement, dated as of December 22, 2021, by and among: (i) Crocs, Inc.; (ii) Full Fortune Wealth Limited; (iii) Mr. Daniele Guidi; (iv) Full Fortune Intellectual Limited; (v) Full Fortune Worldwide Limited; (vi) Full Fortune Online Limited; (vii) Happy One LLC; (viii) Lucky Top Inc.; (ix) Mr. Alessandro Rosano; and (x) Full Fortune Wealth Limited, in its capacity as representative and agent for Sellers (incorporated herein by reference to Exhibit 2.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on December 23, 2021).

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

4.5
First Supplemental Indenture, dated February 17, 2022, by and among Crocs, Inc., Hey Dude LLC, Happy One LLC and Lucky Top Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on February 18, 2022).

4.6
First Supplemental Indenture, dated February 17, 2022, by and among Crocs, Inc., Hey Dude LLC, Happy One LLC and Lucky Top Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on February 18, 2022).

4.7	†
Second Supplemental Indenture, dated January 19, 2023, by and among Crocs, Inc., Crocs UK Holdings Limited, Crocs UK Fin Co Limited, Crocs Finance UK Limited, Crocs SG Fin Co. Pte. Ltd. and Crocs Malta Global Ltd. and U.S. Bank Trust Company, National Association, as trustee.

4.8	†
Second Supplemental Indenture, dated January 19, 2023, by and among Crocs, Inc., Crocs UK Holdings Limited, Crocs UK Fin Co Limited, Crocs Finance UK Limited, Crocs SG Fin Co. Pte. Ltd. and Crocs Malta Global Ltd. and U.S. Bank Trust Company, National Association, as trustee.

10.1	*	Crocs, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 9, 2015).

Exhibit Number		Description
10.2	*	Andrew Rees Performance-Vested Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 13, 2018).

10.3	*	Form of Performance-Vested Restricted Stock Award (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on January 13, 2021).

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

10.5
First Amendment to Second Amended and Restated Credit Agreement, dated March 26, 2020, among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, the lenders named therein, KeyBank National Association, as syndication agent, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed March 30, 2020).

10.6
Second Amendment to Second Amended and Restated Credit Agreement, dated November 13, 2020, by and among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, Colorado Footwear C.V., Crocs Europe B.V., the lenders named therein, PNC Capital Markets LLC, as sole bookrunner, cosyndication agent and joint lead arranger, Citibank, N.A., Bank of America, N.A. and KeyBank National Association, each as joint lead arranger and co-syndication agent, and PNC Bank, National Association, as a lender and administrative agent (incorporated herein by reference to Exhibit 10.12 to Crocs, Inc.’s Annual Report on Form 10-K, filed February 23, 2021).

10.7
Third Amendment to Second Amended and Restated Credit Agreement, dated July 23, 2021, by and among Crocs, Inc., Crocs Retail, LLC, Jibbitz, LLC, Colorado Footwear C.V., Crocs Europe B.V., the guarantors named therein, the lenders named therein, and PNC Bank, National Association, as administrative agent (incorporated herein by reference herein to Exhibit 10.7 to Crocs, Inc.’s Annual Report on Form 10-K, filed February 16, 2022).

10.8	##
Fourth Amendment to Second Amended and Restated Credit Agreement, dated February 17, 2022, by and among Crocs, Inc., Crocs Retail, LLC, Jibbitz, Inc., Colorado Footwear C.V., Crocs Europe B.V., the guarantors named therein, the lenders named therein, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.2 to Crocs, Inc.'s Current Report on Form 8-K, filed on February 18, 2022).

10.9	##
Fifth Amendment to Second Amended and Restated Credit Agreement, dated November 30, 2022, by and among Crocs, Inc., Crocs Retail, LLC, Jibbitz, Inc., Colorado Footwear C.V., Crocs Europe B.V., the guarantors named therein, the lenders named therein, Bank of America, N.A., London Branch, as alternative currency swing loan lender and PNC Bank, National Association, as administrative agent, U.S. dollar swing loan lender and issuing lender (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on December 1, 2022.

10.10	##
Term Loan Credit Agreement, dated February 17, 2022, by and among Crocs, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on February 18, 2022).

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

10.16	*	Crocs, Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.’s Current Report on Form 8-K, filed on June 11, 2020).

10.17	*
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
## Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.
† Filed herewith.
+ Furnished herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 16, 2023.

CROCS, INC. a Delaware Corporation
By:	/s/ ANDREW REES
	Name:	Andrew Rees
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW REES	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2023
Andrew Rees

/s/ ANNE MEHLMAN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2023
Anne Mehlman

/s/ THOMAS J. SMACH	Chairman of the Board	February 16, 2023
Thomas J. Smach

/s/ IAN M. BICKLEY	Director	February 16, 2023
Ian M. Bickley

/s/ RONALD L. FRASCH	Director	February 16, 2023
Ronald L. Frasch

/s/ TRACY GARDNER	Director	February 16, 2023
Tracy Gardner

/s/ CHARISSE FORD HUGHES	Director	February 16, 2023
Charisse Ford Hughes

/s/ BETH J. KAPLAN	Director	February 16, 2023
Beth J. Kaplan

/s/ DOUGLAS J. TREFF	Director	February 16, 2023
Douglas J. Treff

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Crocs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crocs, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes —Evaluation of the Deferred Tax Asset resulting from Intra-entity Intellectual Property Transactions — Refer to Note 14 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. In 2020, the Company completed a series of transactions resulting in changes to their international legal structure, including the sale of certain intellectual property (“IP”) rights between wholly-owned subsidiaries to the Netherlands. The sale entitles the Netherlands entity to profits resulting from the IP and created an amortizable step-up in the tax basis of the intangible asset and a corresponding increase in foreign deferred tax assets based on the fair value of the IP. The related net deferred tax asset is $401.2 million as of December 31, 2022.

In order to support and sustain the amortizable tax basis (and associated deferred tax asset), the Company must demonstrate economic ownership, including the appropriate authority and expertise to manage the IP owned and serviced in the Netherlands.

The determination of economic substance is a judgment that has to be evaluated by management on a continual basis requiring understanding and expertise of tax laws of each associated tax jurisdiction. In 2021 and 2022, the Company undertook many additional activities to align the business operations that support the economic substance of the IP in the Netherlands.

We identified management’s evaluation of the economic substance necessary to support the ownership and service of the IP and the corresponding deferred tax asset related to this IP as a critical audit matter because of the significant judgments and interpretations of tax laws that were made by management.

We utilized a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists with the appropriate skills and knowledge, when performing audit procedures to evaluate whether management’s judgments in interpreting and applying tax laws were appropriate in determining the substance of the deferred tax asset as of December 31, 2022.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures, performed with the assistance of our tax specialist, related to the Company’s evaluation of the deferred tax asset resulting from an intra-entity IP transfer included the following, among others:

•We evaluated the activities undertaken by the Company to support the economic substance, including determination of the functions performed and the considerations necessary to service the IP.

•Obtained the Company’s supporting documentation to assess the technical tax merits applicable to the Netherlands and international transfer pricing standards and evaluated the application of these relevant tax laws in the Company’s recognition determination.

•Evaluated the economic substance of the Company’s deferred tax asset using our knowledge of international, domestic, and local income tax laws, as well as settlement activity from the relevant income tax authorities.

Business Combination - Acquisition of HEYDUDE - Valuation of trademark and customer relationships - Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company acquired 100% of the equity of a privately-owned casual footwear brand business ("HEYDUDE") for $2.3 billion on February 17, 2022. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a trademark of $1,570.0 million and customer relationships of $210.0 million. Management estimated the fair value of the trademark using the multi-period excess earnings method. Management estimated the fair value of the customer relationships using the distributor method. The fair value determination of the trademark and customer relationships required management to make significant estimates and assumptions related to future revenue growth rates, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and market-based discount rates.

Given the fair value determination of the trademark and customer relationships for HEYDUDE requires management to make significant estimates and assumptions related to future revenue growth rates, EBITDA and market-based discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our auditing procedures related to the future revenue growth rates, EBITDA and market-based discount rates included the following, among others:

•We obtained an understanding of management’s key assumptions in developing the forecast.

•We assessed the reasonableness of management's forecasts of future revenue growth rates and EBITDA by comparing the projections to historical results, macroeconomic data, industry data and certain peer companies.

•We evaluated whether the forecast of future revenue growth rates was consistent with projections used by the Company as well as other areas of the audit.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the market-based discount rate by:

–Testing the source information underlying the determination of the market-based discount rate and testing the mathematical accuracy of the calculation.

–Developing a range of independent estimates and comparing those to the market-based discount rate selected by management.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 16, 2023

We have served as the Company’s auditor since 2005.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$3,554,985	$2,313,416	$1,385,951
Cost of sales	1,694,703	893,196	636,003
Gross profit	1,860,282	1,420,220	749,948
Selling, general and administrative expenses	1,009,526	737,156	514,753
Asset impairments	—	—	21,071
Income from operations	850,756	683,064	214,124
Foreign currency gains (losses), net	3,228	(140)	(1,128)
Interest income	1,020	775	215
Interest expense	(136,158)	(21,647)	(6,742)
Other income (expense), net	(338)	1,797	510
Income before income taxes	718,508	663,849	206,979
Income tax expense (benefit)	178,349	(61,845)	(105,882)
Net income	$540,159	$725,694	$312,861
Net income per common share:
Basic	$8.82	$11.62	$4.64
Diluted	$8.71	$11.39	$4.56
Weighted average common shares outstanding:
Basic	61,220	62,464	67,386
Diluted	62,006	63,718	68,544
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$540,159	$725,694	$312,861
Other comprehensive income, net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	(576)	—	—
Foreign currency gains (losses), net	(17,929)	(20,484)	2,189
Reclassification of foreign currency translation gain (loss) to income (1)	(8,148)	—	(164)
Total comprehensive income, net of tax	$513,506	$705,210	$314,886
(1) Represents the reclassification of a cumulative foreign currency translation adjustment upon substantial liquidation of foreign subsidiaries which is presented within ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$191,629	$213,197
Restricted cash — current	2	65
Accounts receivable, net of allowances of $24,493 and $20,715, respectively	295,594	182,629
Inventories	471,551	213,520
Income taxes receivable	14,752	22,301
Other receivables	18,842	12,252
Prepaid expenses and other assets	33,605	22,605
Total current assets	1,025,975	666,569
Property and equipment, net	181,529	108,398
Intangible assets, net	1,800,167	28,802
Goodwill	714,814	1,600
Deferred tax assets, net	528,278	567,201
Restricted cash	3,254	3,663
Right-of-use assets	239,905	160,768
Other assets	7,875	8,067
Total assets	$4,501,797	$1,545,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230,821	$162,145
Accrued expenses and other liabilities	239,424	166,887
Income taxes payable	89,211	16,279
Current borrowings	24,362	—
Current operating lease liabilities	57,456	42,932
Total current liabilities	641,274	388,243
Deferred tax liabilities, net (1)	302,030	176
Long-term income taxes payable (1)	224,837	219,568
Long-term borrowings	2,298,027	771,390
Long-term operating lease liabilities	215,119	149,237
Other liabilities	2,579	2,372
Total liabilities	3,683,866	1,530,986
Stockholders’ equity:
Common stock, par value $0.001 per share, 109.5 million and 105.9 million issued, 61.7 million and 58.3 million shares outstanding, respectively	110	106
Treasury stock, at cost, 47.7 million and 47.6 million shares, respectively	(1,695,501)	(1,684,262)
Additional paid-in capital	797,614	496,036
Retained earnings	1,819,199	1,279,040
Accumulated other comprehensive loss	(103,491)	(76,838)
Total stockholders’ equity	817,931	14,082
Total liabilities and stockholders’ equity	$4,501,797	$1,545,068
(1) Amounts for the year ended December 31, 2021 have been reclassified to conform to current period presentation.
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	68,232	$104	35,796	$(546,208)	$495,903	$240,485	$(58,379)	$131,905
Share-based compensation	—	—	—	—	16,361	—	—	16,361
Exercises of stock options and issuance of restricted stock units, net of shares withheld for taxes	836	1	124	(3,059)	1,371	—	—	(1,687)
Repurchases of common stock	(3,212)		3,212	(139,582)	(31,250)	—	—	(170,832)
Net income	—	—	—	—	—	312,861	—	312,861
Other comprehensive income	—	—	—	—	—	—	2,025	2,025
Balance at December 31, 2020	65,856	$105	39,132	$(688,849)	$482,385	$553,346	$(56,354)	$290,633
Share-based compensation	—	—	—	—	38,122	—	—	38,122
Exercises of stock options and issuance of restricted stock units, net of shares withheld for taxes	716	1	209	(20,119)	235	—	—	(19,883)
Repurchases of common stock	(8,242)	—	8,242	(975,294)	(24,706)	—	—	(1,000,000)
Net income	—	—	—	—	—	725,694	—	725,694
Other comprehensive loss	—	—	—	—	—	—	(20,484)	(20,484)
Balance at December 31, 2021	58,330	$106	47,583	$(1,684,262)	$496,036	$1,279,040	$(76,838)	$14,082
Share-based compensation	—	—	—	—	31,303	—	—	31,303
Exercises of stock options and issuance of restricted stock units, net of shares withheld for taxes	567	1	147	(11,239)	(118)	—	—	(11,356)
Share issuance at Acquisition	2,852	3	—	—	270,393	—	—	270,396
Net income	—	—	—	—	—	540,159	—	540,159
Other comprehensive loss	—						(26,653)	(26,653)
Balance at December 31, 2022	61,749	$110	47,730	$(1,695,501)	$797,614	$1,819,199	$(103,491)	$817,931
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$540,159	$725,694	$312,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,229	31,976	27,619
Loss on disposal of assets (1)	9,063	310	340
Operating lease cost	66,012	58,283	61,583
Inventory donations	2,770	1,264	8,994
Provision (recovery) for doubtful accounts, net	1,101	(2,629)	5,779
Share-based compensation	31,303	38,122	16,361
Asset impairments	—	—	21,071
Deferred taxes	(4,760)	(241,283)	(325,061)
Other non-cash items (1)	9,947	(46)	4,967
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net of allowances	(56,766)	(35,063)	(47,045)
Inventories	(91,614)	(43,063)	(13,462)
Prepaid expenses and other assets	(14,435)	(6,212)	5,007
Accounts payable	41,701	34,868	23,229
Accrued expenses and other liabilities	38,629	38,448	22,358
Right-of-use assets and operating lease liabilities	(63,355)	(52,752)	(61,178)
Income taxes	54,158	19,248	203,479
Cash provided by operating activities	603,142	567,165	266,902
Cash flows from investing activities:
Purchases of property, equipment, and software	(104,190)	(55,916)	(42,033)
Acquisition of HEYDUDE, net of cash acquired	(2,046,881)	—	—
Other (1)	(20)	(9)	271
Cash used in investing activities	(2,151,091)	(55,925)	(41,762)
Cash flows from financing activities:
Proceeds from notes issuance	—	700,000	—
Proceeds from bank borrowings	2,169,898	390,000	210,000
Repayments of bank borrowings	(575,285)	(485,000)	(235,000)
Deferred debt issuance costs	(53,596)	(14,755)	(518)
Repurchases of common stock	—	(1,000,000)	(170,832)
Repurchases of common stock for tax withholding	(11,477)	(20,119)	(3,060)
Other	119	236	1,372
Cash provided by (used in) financing activities	1,529,659	(429,638)	(198,038)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,750)	(3,950)	126
Net change in cash, cash equivalents, and restricted cash	(22,040)	77,652	27,228
Cash, cash equivalents, and restricted cash — beginning of year	216,925	139,273	112,045
Cash, cash equivalents, and restricted cash — end of year	$194,885	$216,925	$139,273

Cash paid for interest	$127,809	$10,210	$6,658
Cash paid for income taxes	130,084	159,680	20,816
Cash paid for operating leases	62,852	61,412	59,579
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	137,554	55,035	55,369
Accrued purchases of property, equipment, and software	18,245	15,831	4,222
Share issuance at Acquisition	270,396	—	—
(1) Amounts for the years ended December 31, 2021 and 2020 have been reclassified to conform to current period presentation.
The accompanying notes are an integral part of these consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise noted in this report, any description of the “Company,” “we,” “us,” or “our” includes Crocs, Inc. and its consolidated subsidiaries within our reportable operating segments and corporate operations. We are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for women, men, and children. We strive to be the global leader in the sale of casual footwear characterized by functionality, comfort, color, and lightweight design.

On February 17, 2022, we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”), pursuant to a securities purchase agreement (the “SPA”) entered into on December 22, 2021. HEYDUDE is engaged in the business of distributing and selling casual footwear under the brand name “HEYDUDE.”

Our reportable operating segments include: (i) North America for the Crocs Brand, operating throughout the United States and Canada; (ii) Asia Pacific for the Crocs Brand, operating throughout Asia, Australia, and New Zealand; (iii) Europe, Middle East, Africa and Latin America (“EMEALA”) for the Crocs Brand; and (iv) the HEYDUDE Brand. See Note 17 — Operating Segments and Geographic Information for additional information.

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, sales returns, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, valuation allowances, uncertain tax positions, income tax expense, share-based compensation expense, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, goodwill, and indefinite-lived intangible assets, and purchase price allocation for the Acquisition, as described in Note 3 — Acquisition of HEYDUDE, are reasonable based on information available at the time they are made.

Additionally, we are periodically exposed to various contingencies in the ordinary course of conducting our business, including certain litigation, contractual disputes, employee relations matters, various tax or other governmental audits, and trademark and intellectual property matters and disputes. We record a liability for such contingencies to the extent that we conclude their occurrence is probable and the related losses are estimable. If it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, we disclose the estimated impact on our liquidity, financial condition, and results of operations, if practicable. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties, and governmental actions. As a result, the accounting for loss contingencies relies heavily on management’s judgment in developing the related estimates and assumptions. See Note 16 — Commitments and Contingencies for additional information regarding our contingencies and legal proceedings.

To the extent there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.

Reclassifications

We have reclassified certain amounts on the consolidated balance sheets, consolidated statements of cash flows, and in Note 17 — Operating Segments and Geographic Information to conform to current period presentation.

In the fourth quarter, management identified an error in its prior quarterly condensed consolidated statements of cash flows of $85.0 million within the amounts reported in ‘Proceeds from bank borrowings’ and ‘Repayments of bank borrowings.’ This amount had no impact on cash flows from financing activities. We have corrected this amount in the consolidated statement of cash flows for the year ended December 31, 2022 and do not consider it to be material to any of the reported interim periods.

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

Inventories

Inventories are comprised of finished goods, are stated at the lower of cost or net realizable value, and are recognized using the first-in-first-out method of inventory costing. We estimate the market value of inventory based on an analysis of historical sales trends of our individual product lines, the impact of market trends and economic conditions, and a forecast of future demand, giving consideration to the value of current orders in-house for future sales of inventory, as well as plans to sell discontinued or end-of-life inventory through our outlet stores, among other off-price channels. Estimates may differ from actual results due to the quantity, quality, and mix of products in inventory, consumer and retailer preferences, and market conditions. If the estimated market value is less than its carrying value, the carrying value is adjusted to the market value, and the difference is recorded in ‘Cost of sales’ in our consolidated statements of operations.

Reserves for the risk of physical loss of inventory are estimated based on historical experience and are adjusted based upon physical inventory counts, and they are recorded within ‘Cost of sales’ in our consolidated statements of operations.

Property and Equipment, Net

Property, equipment, furniture, and fixtures are stated at original cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful asset lives. The useful lives are reviewed periodically and typically range from 2 to 10 years for machinery and equipment and furniture, fixtures and others. Leasehold improvements are stated at cost and amortized on a straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. Depreciation of warehouse- and distribution-related assets is included in ‘Cost of sales’ in our consolidated statements of operations. Depreciation related to retail store, corporate, and non-product assets is included in ‘Selling, general and administrative expenses’ in our consolidated statements of operations. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets, and the resulting gain or loss, if any, is reflected in ‘Income from operations’ in the consolidated statements of operations.

Goodwill and Other Intangible Assets, Net

We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level at least annually or when an interim triggering event has occurred indicating potential impairment. During the year ended December 31, 2022, we changed our annual goodwill impairment testing date from the last day of our fiscal fourth quarter to the first day of our fiscal fourth quarter.

The excess of the purchase price over the fair value of acquired net assets represents goodwill. Our goodwill balance as of December 31, 2022 was $714.8 million and primarily related to the Acquisition. As of December 31, 2022, a goodwill amount of $713.3 million was assigned to the HEYDUDE Brand segment and consisted of the acquired workforce and economies of scale resulting from the Acquisition.

When performing our annual test for impairment, we may assess goodwill and indefinite-lived intangible assets for potential impairment using either a qualitative or quantitative assessment. Significant judgments and assumptions are required in such impairment evaluations. For the quantitative assessment, we compare the estimated fair value of a reporting unit with its carrying value, including the goodwill assigned to the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded. For the year ended December 31, 2022, we elected to bypass the qualitative assessment for the HEYDUDE Brand reporting unit goodwill and indefinite-lived intangible assets and proceed directly to performing the quantitative goodwill and indefinite-lived intangible asset impairment tests. The estimated fair values of the HEYDUDE Brand reporting unit goodwill and indefinite-lived trademark exceeded their carrying values. Additionally for the years ended December 31, 2022, 2021, and 2020, we performed a qualitative assessment for the goodwill in our EMEALA segment, which indicated that it was more likely than not that the estimated fair value exceeded its carrying value. We did not record any impairment charges in the years ended December 31, 2022, 2021, or 2020 based on the results of our goodwill and indefinite-lived intangible assets impairment testing.

We continuously monitor the performance of our definite-lived intangible assets, which includes software, customer relationships, patents, copyrights, and certain trademarks, and evaluate for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. Definite-lived intangible assets are stated at cost, less accumulated amortization. Amortization is recorded using the straight-line method over the estimated lives of the assets.

We amortize our customer relationships on a straight-line basis over a useful life of 15 years. Amortization for patents, copyrights, and trademarks is provided using the straight-line method over the estimated useful asset lives, which are reviewed periodically and typically range from 7 to 25 years.

Internal-Use Software and Cloud Computing Arrangements

We capitalize direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of 2 to 8 years and are reported as a component of ‘Intangible assets, net’ in the consolidated balance sheets.

We also capitalize certain costs incurred during the application development stage of implementation of internal-use software in cloud computing arrangements. Amounts capitalized are amortized on a straight-line basis over the expected length of the related contract and are reported as a component of ‘Prepaid expenses and other assets’ and ‘Other assets’ in the consolidated balance sheets.

Amortization of capitalized software used in warehouse- and distribution-related activities is included in ‘Cost of sales’ in the consolidated statements of operations. Amortization related to corporate and non-product, assets, such as our global information systems, is included in ‘Selling, general, and administrative expenses’ in the consolidated statements of operations.

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

Many leases include one or more options to renew, with renewal terms that, if exercised by us, may extend the lease term. The exercise of these renewal options is at our discretion. When assessing the likelihood of a renewal or termination, we consider the significance of leasehold improvements, availability of alternative locations, and the cost of relocation or replacement, among other considerations. The depreciable lives of leasehold improvements are the shorter of the useful lives of the improvements or the expected lease term. We determine the lease term for each lease based on the terms of each contract and factor in renewal and early termination options if such options are reasonably certain to be exercised. We do not generally believe such options are reasonably certain, and therefore, we have excluded them from the recorded right-of-use assets and operating lease liabilities.

Due to our centralized treasury function, we utilize a portfolio approach to discount our lease obligations. We assess the expected lease term at lease inception and discount the lease using a fully-secured annual incremental borrowing rate, adjusted for time value corresponding with the expected lease term.

Certain of our retail store leases include rental payments based upon a percentage of retail sales in excess of a minimum fixed rental. In some cases, there is no fixed minimum rental, and the entire rental payment is based upon a percentage of sales. In addition, certain leases include rental payments adjusted periodically for changes in price level indices. We recognize expense for these types of payments as incurred and report them as variable lease expense. See Note 7 — Leases for additional information.

Derivative Financial Instruments

We transact business in various foreign entities and are therefore exposed to foreign currency exchange rate risk that impacts the reported U.S. Dollar (“USD”) amounts of revenues, expenses, and certain foreign currency monetary assets and liabilities. In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward contracts to buy and sell foreign currency. By policy, we do not enter into these contracts for trading purposes or speculation.

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of December 31, 2022 or 2021.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at December 31, 2022 and 2021. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

As of December 31, 2022, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the consolidated statements of operations.

We also have cash flow hedges (“hedged derivatives”) as of December 31, 2022. We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the consolidated statement of operations, which is consistent with the nature of the hedged transaction.

See Note 9 — Derivative Financial Instruments for further information on derivative financial instruments.

Other Comprehensive Income

Our foreign subsidiaries use their foreign currency as their functional currency. Functional currency assets and liabilities are translated into USD using exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates during the period. Resulting translation gains and losses are reported in other comprehensive income (loss), until the substantial liquidation of a subsidiary, at which time accumulated translation gains or losses are reclassified into net income. During the year ended December 31, 2022, we recognized a net loss of $8.1 million of cumulative foreign currency translation adjustments related to the substantial liquidation of a foreign subsidiary.

Revenue Recognition

See Note 12 — Revenues for a summary of our revenue recognition policy.

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

Cost of Sales

Our cost of sales includes costs incurred to design, produce, procure, and ship our footwear. These costs include our raw materials, both direct and indirect labor, shipping and handling including freight costs, utilities, maintenance costs, licensing fees, depreciation, amortization, packaging, and other warehouse and distribution overhead and costs.

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

Total marketing expenses, inclusive of advertising, production, promotion, and agency expenses, including variable marketing expenses, were $260.8 million, $172.7 million, and $101.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Share-Based Compensation

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

See Note 13 — Share-Based Compensation for additional information related to share-based compensation.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. We assess recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and record a loss from impairment if the carrying value is more than its undiscounted cash flows. For customer relationships, impairment testing is performed at the customer group level. For assets involved in our retail businesses, the asset group is at the retail store level. As retail store performance will vary in new and existing markets due to many factors, including maturity of the market and brand recognition, we periodically evaluate the fixed assets, leasehold improvements, and right-of-use assets related to our retail locations for impairment. For all other long-lived assets, we perform impairment testing at the asset group level for which separately identifiable cash flows are available. Assets or asset groups to be abandoned are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. See Note 4 — Property and Equipment, Net, Note 5 — Goodwill and Intangible Assets, Net, and Note 7 — Leases for a discussion of impairment losses recorded during the periods presented.

Foreign Currency Gains (Losses), Net

Foreign currency gains (losses), net includes realized and unrealized foreign exchange gains and losses resulting from remeasurement and settlement of foreign-currency transactions denominated in a currency other than the functional currency of an entity and realized and unrealized gains and losses on forward foreign currency exchange derivative contracts that do not qualify for hedge accounting.

Other Income (Expense), Net

Other income (expense), net primarily includes gains and losses associated with activities not directly related to making and selling footwear.

Income Taxes

Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. We provide for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. We account for the tax effects of global intangible low-taxed income (“GILTI”) as a component of income tax expense in the period the tax arises, to the extent applicable. We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We recognize interest and penalties related to income tax matters in income tax expense in the consolidated statements of operations. See Note 14 — Income Taxes for further discussion.

Earnings per Share

Basic and diluted earnings per common share (“EPS”) is presented using the treasury stock method. Diluted EPS reflects the potential dilution to common shareholders from securities that could share in our earnings and is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards. Anti-dilutive securities are excluded from diluted EPS. See Note 15 — Earnings per Share for additional information.

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

Our non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value. See Note 8 — Fair Value Measurements for further discussion related to estimated fair value measurements.
2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Income Taxes

The CHIPS and Science Act of 2022 (CHIPS) and the Inflation Reduction Act (IRA) of 2022 were signed into law on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The corporate alternative minimum tax and stock repurchase excise tax are effective as of January 1, 2023 and are the main provisions that may be applicable to us. The Company is currently evaluating the impact of CHIPS and IRA, but at present does not expect that any of the provisions included in these acts would result in a material impact to our deferred tax assets, liabilities, or income taxes payable.

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

New Accounting Pronouncements Not Yet Adopted

New pronouncements issued but not effective until after December 31, 2022 are not expected to have a material impact on our consolidated financial statements.

3. ACQUISITION OF HEYDUDE

On February 17, 2022, (the “Acquisition Date”), we acquired 100% of the equity of HEYDUDE, pursuant to the SPA. HEYDUDE is engaged in the business of distributing and selling casual footwear under the brand name “HEYDUDE.” The Acquisition allows us to diversify and expand our business by adding a second brand to the Crocs, Inc. portfolio.

The aggregate preliminary purchase price at the closing of the Acquisition was $2.3 billion. We paid aggregate consideration of $2.05 billion in cash (the “Cash Consideration”), subject to adjustment based on, among other things, the cash, indebtedness, transaction expenses, and working capital of the companies comprising HEYDUDE and their respective subsidiaries as of the Acquisition Date, and issued 2,852,280 shares of the Company’s common stock to one of the sellers (the “Equity Consideration Shares”). The Equity Consideration Shares are subject to a lock-up period beginning on the Acquisition Date and continuing to, and including, the date that is 12 months after the Acquisition Date, provided that (a) on the date that is six months after the Acquisition Date, 50% of the Equity Consideration Shares were released from the lock-up, and (b) on the date that is twelve months after the Acquisition Date, the remaining 50% of the Equity Consideration Shares will be released from the lock-up. In the year ended December 31, 2022, the purchase price paid to the sellers was finalized.

The Cash Consideration was financed via the Company’s entry into the $2.0 billion Term Loan B Facility (as defined below) and $50.0 million of borrowings under the Revolving Facility (as defined below). As a result of the Acquisition, HEYDUDE has become wholly owned by us. Accordingly, the results of HEYDUDE are included in our consolidated financial statements from the Acquisition Date through December 31, 2022 (the “Partial Period”) and are reported in the HEYDUDE operating segment. HEYDUDE contributed revenues of $895.9 million and income from operations of $211.4 million during the Partial Period.

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the Acquisition Date:

February 17, 2022
(in thousands)
Cash and cash equivalents	$6,232
Accounts receivable, net (1)	68,698
Inventories (2)	155,773
Prepaid expenses and other assets (3)	4,380
Intangible assets (4)	1,780,000
Goodwill (5)	713,308
Right-of-use assets	2,844
Accounts payable (3)	(29,791)
Accrued expenses and other liabilities (6)	(18,860)
Income taxes payable (7)	(30,572)
Long-term deferred tax liability (7)	(312,656)
Long-term income taxes payable (7)	(13,004)
Operating lease liabilities	(2,843)
Net assets acquired (8)	$2,323,509
(1) Includes a valuation adjustment that decreased accounts receivable, net by $0.3 million during the Partial Period.
(2) Includes valuation adjustments that decreased inventories by $20.2 million and decreased accrued expenses by $20.2 million during the Partial Period, partially offset by a valuation adjustment that increased inventories by $4.7 million and decreased goodwill by $4.7 million.
(3) Includes a valuation adjustment of $1.4 million that increased prepaid expenses and other assets and increased accounts payable by $1.4 million during the Partial Period.
(4) Includes a decrease of $90.0 million due to a valuation adjustment related to customer relationships during the Partial Period.
(5) During the Partial Period, goodwill increased $72.8 million, $66.2 million of which relates to the valuation and tax adjustments described in footnotes (1), (2), (3), (6), (7) and $6.6 million of which relates to a working capital adjustment, as described in footnote (8).

(6) Includes a net decrease of $20.8 million made during the Partial Period, comprised of net valuation adjustments of $21.8 million, partially offset by non-income tax adjustments of $1.0 million.
(7) Includes the impact of tax adjustments: a decrease of $2.4 million to income taxes payable, a decrease of $17.1 million to long-term deferred tax liability, and an increase of $0.6 million to long-term income taxes payable.
(8) During the Partial Period, the purchase price consideration was increased by $6.6 million associated with the finalization of purchase price.

The purchase price allocation for the Acquisition is preliminary. Valuation by management of certain assets and liabilities, is still in process, and therefore, the actual fair values may vary from these preliminary estimates. Final valuations are expected to be completed within one year of the Acquisition Date.

Intangible Assets

The components of intangible assets acquired in connection with the Acquisition were as follows:

	Weighted-Average Useful Life	Amortization Method	Estimated Fair Value
			(in thousands)
Customer relationships	15	Straight-line	$210,000
Trademark	Indefinite	—	1,570,000
Total intangible assets			$1,780,000

Goodwill

The goodwill amount of $713.3 million at December 31, 2022 includes an aggregate adjustment of $72.8 million recorded in the year ended December 31, 2022 as a result of changes to preliminary valuation estimates and a working capital adjustment. The total goodwill amount acquired was assigned to the HEYDUDE reporting segment. None of the goodwill will be deductible for income tax purposes.

Escrow and Holdback Amounts

Additionally, $125.0 million of the Cash Consideration (the “Escrow Amount”) was placed in an escrow account to partially secure the indemnification obligations of the sellers, which will be released to the sellers, less any amounts that have been released to compensate the Company as provided in the SPA, after the date that is 18 months after the Acquisition Date. As of December 31, 2022, certain receivables have been recorded related to the Escrow Amount. Further, $8.5 million of the Cash Consideration (the “Adjustment Holdback Amount”) was held back and retained as security (but not as the sole source of recovery) for any downward adjustments to the purchase price made in accordance with the SPA. During the year ended December 31, 2022, the Adjustment Holdback Amount was paid to the sellers.

Acquisition-related Costs

Costs incurred to complete the Acquisition are expensed as incurred and included in ‘Selling, general, and administrative expenses’ in our consolidated statement of operations. During the year ended December 31, 2022, there were approximately $25.7 million of Acquisition-related costs recognized. These costs represent legal, professional, and transaction fees.

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the year ended December 31, 2022 and 2021 combines the historical results of the Crocs and HEYDUDE Brands, assuming that the companies were combined as of January 1, 2021 and include business combination accounting effects from the Acquisition, including amortization charges from acquired intangible assets, adjustments to the fair value of inventory, interest expense on the financing transactions used to fund the Acquisition, and Acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2021.

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenues	$3,645,291	$2,894,094
Net income	614,463	706,853

4. PROPERTY AND EQUIPMENT, NET

‘Property and equipment, net’ consists of the following:

	December 31,
	2022	2021
	(in thousands)
Machinery and equipment	$146,821	$53,976
Leasehold improvements	76,363	64,625
Construction-in-progress	28,699	53,332
Furniture, fixtures, and other	26,782	20,210
Property and equipment	278,665	192,143
Less: Accumulated depreciation and amortization	(97,136)	(83,745)
Property and equipment, net	$181,529	$108,398

Asset Retirement Obligations

We are contractually obligated, under certain of our lease agreements, to restore certain retail and office facilities back to their original condition. At lease inception, the estimated fair value of these liabilities is recorded along with a related asset. Asset retirement obligations were not significant to the consolidated balance sheets in the years ended December 31, 2022 or 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense related to property and equipment, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of sales	$10,043	$6,234	$3,921
Selling, general and administrative expenses	9,599	8,708	7,914
Total depreciation and amortization expense	$19,642	$14,942	$11,835

Disposals of Property and Equipment and Intangible Assets

During the years ended December 31, 2022, 2021, and 2020, we recognized net losses on disposals of property and equipment and intangible assets of $1.0 million, $0.3 million, and $0.3 million, respectively. Gains and losses on disposals of property and equipment and intangible assets are included in ‘Selling, general and administrative expenses’ in the consolidated statements of operations.

Additionally, we impaired our leasehold improvement assets for a retail location in the year ended December 31, 2020, as described in Note 8 — Fair Value Measurements.

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The changes in goodwill for the years ended December 31, 2022 and 2021 were:

Goodwill
(in thousands)
Balance at December 31, 2020	$1,719
Foreign currency translation (1)	(119)
Balance at December 31, 2021	1,600
HEYDUDE Acquisition	713,308
Foreign currency translation (1)	(94)
Balance at December 31, 2022	$714,814
(1) Foreign currency translation only relates to the goodwill in our EMEALA operating segment, as described below.

In the year ended December 31, 2022, there was an addition to our goodwill as a result of the acquisition of HEYDUDE. As of December 31, 2022, EMEALA and the HEYDUDE Brand had goodwill balances of $1.5 million and $713.3 million, respectively. In the year ended December 31, 2021, there were no changes to our goodwill aside from insignificant changes related to foreign currency translation.

At December 31, 2022, accumulated goodwill impairment was $0.8 million.

Intangible Assets, Net

‘Intangible assets, net’ reported in the consolidated balance sheets consist of the following:

	December 31, 2022			December 31, 2021
	Gross	Accum. Amortiz.	Net	Gross	Accum. Amortiz.	Net
	(in thousands)
Intangible assets subject to amortization:
Capitalized software	$132,295	$(109,227)	$23,068	$128,843	$(104,637)	$24,206
Customer relationships	210,000	(12,250)	197,750	—	—	—
Patents, copyrights, and trademarks	5,124	(3,537)	1,587	4,308	(3,530)	778
Intangible assets not subject to amortization:
HEYDUDE trademark	1,570,000	—	1,570,000	—	—	—
In progress	7,537	—	7,537	3,739	—	3,739
Other	225	—	225	79	—	79
Total	$1,925,181	$(125,014)	$1,800,167	$136,969	$(108,167)	$28,802

At December 31, 2022, the weighted average remaining useful life of intangibles subject to amortization was approximately 14.0 years.

Amortization Expense

Amortization expense related to definite-lived intangible assets, reported in ‘Cost of sales’ and ‘Selling, general and administrative expenses’ was:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of sales	$2,366	$4,779	$3,975
Selling, general and administrative expenses	17,221	12,255	11,809
Total amortization expense	$19,587	$17,034	$15,784

Estimated future annual amortization expense of intangible assets is:

As of December 31, 2022
(in thousands)
2023	$21,826
2024	20,290
2025	18,962
2026	17,493
2027	15,490
Thereafter	128,344
Total	$222,405

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets were:

	December 31,
	2022	2021
	(in thousands)
Accrued compensation and benefits	$55,474	$62,945
Professional services	45,351	33,997
Fulfillment, freight, and duties	41,646	15,629
Return liabilities	27,651	10,342
Sales/use and value added taxes payable	27,249	13,049
Royalties payable and deferred revenue	10,528	7,425
Accrued rent and occupancy	8,972	7,431
Other	22,553	16,069
Total accrued expenses and other liabilities	$239,424	$166,887

7. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the consolidated balance sheets were:

	December 31,
	2022	2021
	(in thousands)
Assets:
Right-of-use assets	$239,905	$160,768
Liabilities:
Current operating lease liabilities	$57,456	$42,932
Long-term operating lease liabilities	215,119	149,237
Total operating lease liabilities	$272,575	$192,169

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ were:

	Year Ended December 31,
	2022	2021
	(in thousands)
Operating lease cost	$66,012	$58,283
Short-term lease cost	9,590	7,585
Variable lease cost	37,536	32,490
Total lease costs	$113,138	$98,358

The weighted average remaining lease term and discount rate related to our lease liabilities as of December 31, 2022 were 6.9 years and 3.9%, respectively. As of December 31, 2021, the weighted average remaining lease term and discount rate related to our lease liabilities were 7.1 years and 3.8%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of December 31, 2022
(in thousands)
2023	$60,812
2024	52,357
2025	38,629
2026	32,840
2027	28,189
Thereafter	99,700
Total future minimum lease payments	312,527
Less: imputed interest	(39,952)
Total operating lease liabilities	$272,575

Leases That Have Not Yet Commenced

As of December 31, 2022, we had significant obligations for a lease not yet commenced related to a new HEYDUDE distribution center in Las Vegas, Nevada. The total commitment related to the lease, with payments expected to begin in the third quarter of 2023 and continue through December 2033, is approximately $75 million.

8. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The financial assets and liabilities that are measured and recorded at fair value on a recurring basis consist of our derivative instruments. Our derivative instruments are forward foreign currency exchange contracts. We manage credit risk of our derivative instruments on the basis of our net exposure with our counterparty. All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at December 31, 2022 and 2021, netted by counterparty. The fair values of our derivative instruments were an asset of $0.3 million and a liability $1.1 million at December 31, 2022 and a liability of $0.2 million at December 31, 2021. See Note 9 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, current accrued expenses and other liabilities, and our Asia revolving facilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. During the year ended December 31, 2022, we entered into a credit agreement for an aggregate term loan B facility in the principal amount of $2.0 billion (the “Term Loan B Facility”), as described in more detail in Note 10 — Borrowings. The Term Loan B Facility is classified as Level 1 of the fair value hierarchy. The Notes (as defined below) are also classified as Level 1 of the fair value hierarchy and are reported in our consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at December 31, 2021 based on interest rates currently available to us for similar borrowings. The carrying values and fair values of our borrowing instruments as of December 31, 2022 and 2021 were:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$1,675,000	$1,642,547	$—	$—
2029 Notes	350,000	297,596	350,000	346,281
2031 Notes	350,000	284,240	350,000	341,250
Revolving Facility	—	—	85,000	85,000

Non-Financial Assets and Liabilities

Our non-financial assets, which primarily consist of property and equipment, right-of-use assets, goodwill, trademarks, customer relationships, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value.

The fair values of these assets were determined based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. We recorded impairments as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Retail store assets impairment (1)	$—	$—	$2,412
Right-of-use assets impairment (1)	—	—	18,659
Total asset impairments	$—	$—	$21,071
(1) During the year ended December 31, 2020, we recognized impairments for a retail location in New York City of $2.4 million to retail store assets and $17.6 million to the right-of-use asset. We also recognized an impairment of $1.1 million to the right-of-use asset for our corporate headquarters in Niwot, Colorado, as a result of our relocation to Broomfield, Colorado.

9. DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2022, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies, and cash flow hedges (“hedged derivatives”). During the year ended December 31, 2022, there was a loss of $0.5 million recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a loss of approximately $0.8 million will be reclassified to the consolidated statement of operations.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, are reported within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ in the consolidated balance sheets and were:

	December 31, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$345	$(360)	$724	$(938)
Netting of counterparty contracts	(345)	345	(724)	724
Foreign currency forward contract derivatives	—	(15)	—	(214)
Hedged derivatives:
Cash flow foreign currency contracts	348	(1,116)	—	—
Netting of counterparty contracts	—	—	—	—
Cash flow foreign currency contract derivatives	348	(1,116)	—	—
Total derivatives	$348	$(1,131)	$—	$(214)

The notional amounts of outstanding forward foreign currency exchange contracts shown below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	December 31, 2022		December 31, 2021
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
Singapore Dollar	$26,760	$207	$43,723	$(296)
Indian Rupee	24,945	(10)	10,379	(86)
South Korean Won	18,403	(320)	14,201	(112)
British Pound Sterling	14,509	128	25,795	104
Japanese Yen	8,953	9	12,910	80
Euro	5,068	(29)	21,198	162
Other currencies	—	—	19,481	(66)
Total non-hedged derivatives	98,638	(15)	147,687	(214)
Hedged derivatives:
Euro	51,914	(360)	—	—
British Pound Sterling	23,025	235	—	—
South Korean Won	12,285	(756)	—	—
Indian Rupee	7,203	113	—	—
Total hedged derivatives	94,427	(768)	—	—
Total derivatives	$193,065	$(783)	$147,687	$(214)

Latest maturity date, non-hedged derivatives	April 2023		January 2022
Latest maturity date, hedged derivatives	June 2023		N/A

Amounts reported in ‘Foreign currency gains (losses), net’ in the consolidated statements of operations include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Non-hedged derivatives:
Foreign currency transaction gains (losses)	$(2,858)	$100	$941
Foreign currency forward exchange contracts gains (losses)	6,086	(240)	(2,069)
Foreign currency gains (losses), net	$3,228	$(140)	$(1,128)

10. BORROWINGS

Our long-term borrowings were as follows:

		Stated Interest Rate	Effective Interest Rate	December 31,
	Maturity			2022	2021
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			1,675,000	—
Revolving Facility				—	85,000
Total face value of long-term borrowings				2,375,000	785,000
Less:
Unamortized issuance costs				56,973	13,610
Current portion of long-term borrowings (1)				20,000	—
Total long-term borrowings				$2,298,027	$771,390
(1) Represents the current portion of the borrowings on the Term Loan B facility.

At December 31, 2022 and 2021, $10.8 million and $10.4 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the consolidated balance sheets.

Senior Revolving Credit Facility

In July 2019, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), with the lenders named therein and PNC Bank, National Association, as a lender and administrative agent for the lenders. Since that time, we have amended the Credit Agreement, which, as amended to date, provides for a revolving credit facility of $750.0 million, which can be increased by an additional $250.0 million subject to certain conditions (the “Revolving Facility”). Borrowings under the Credit Agreement bear interest at a variable interest rate based on (A) a Base Rate (defined as the highest of (i) the Overnight Bank Funding Rate (as defined in the Credit Agreement), plus 0.25%, (ii) the Prime Rate (as defined in the Credit Agreement), and (iii) the Daily Simple SOFR (as defined in the Credit Agreement), plus 1.00%), plus an applicable margin ranging from 0.25% to 0.875% based on our leverage ratio or 1.35% to 1.975% for the Daily Simple SOFR based on the leverage ratio, or (B) the Term SOFR Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 1.35% to 1.975% based on our leverage ratio for one-month interest periods and 1.40% to 2.025% based on our leverage ratio for three-month interest periods. Borrowings under the Credit Agreement are secured by all of the assets of the Borrowers and guaranteed by certain other subsidiaries of the Borrowers.

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00 and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of December 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.

As of December 31, 2022, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At December 31, 2022, we had no outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of December 31, 2022 and 2021, we had $748.7 million and $414.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures November 2027.

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

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September, and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30, 2022, with the remaining principal amount due on February 17, 2029, the maturity date. As of December 31, 2022, we had $1,675.0 million in outstanding principal and the Term Loan B Facility was fully drawn with no remaining borrowing capacity.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2022, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the year ended December 31, 2022, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), which provides up to 10.0 million RMB, or $1.4 million at current exchange rates, and matures in January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which provides up to an equivalent of $10.0 million. For RMB loans under the CMBC Facility, interest is based on a National Interbank Funding Center 1-year prime rate, plus 65 basis points. For USD loans under the Citibank Facility, interest is mutually agreed upon prior to utilization of a loan.

As of December 31, 2022, we had no outstanding borrowings on the CMBC Facility, and we had borrowings outstanding of $4.3 million on the Citibank Facility, which are due in January 2023 and May 2023. We had no outstanding borrowings under our Asia revolving facilities at December 31, 2021.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of December 31, 2022, we were in compliance with all financial covenants under the Notes.

11. EQUITY

Common Stock

We have one class of common stock with a par value of $0.001 per share. There are 250.0 million shares of common stock authorized for issuance. Holders of common stock are entitled to one vote per share on all matters presented to common stockholders.

Common Stock Repurchase Program

On April 23, 2021, the Board approved and authorized a program to repurchase up to $1.0 billion of our common stock. Additionally, on September 23, 2021, the Board approved an increase of $1.0 billion to our share repurchase authorization. The number, price, structure, and timing of the repurchases are at our sole discretion and may be made depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. The Board of Directors may suspend, modify, or terminate the program at any time without prior notice. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not obligate us to acquire any amount of our common stock. Under Delaware state law, these shares are not retired, and we have the right to resell any of the shares repurchased.

During the year ended December 31, 2022, we did not repurchase any shares of our common stock. As of December 31, 2022, we had remaining authorization to repurchase approximately $1,050.0 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

During the year ended December 31, 2021, we repurchased 8.2 million shares of our common stock at a cost of $1,000.0 million, including commissions. This included 3.2 million shares delivered under the $500.0 million accelerated share repurchase arrangement (“ASR”) entered into in September 2021, 2.9 million shares delivered under the $300.0 million ASR entered into in April 2021, and 0.5 million shares delivered in January 2021 at the conclusion of the purchase period for the ASR entered into in November 2020. Under each ASR, a financial institution delivered shares of our common stock during the purchase period in exchange for an up-front payment. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, was determined based on the volume-weighted average price of our common stock during the purchase period. The shares received were recorded in the period they were delivered, and the up-front payment was accounted for as a reduction to stockholders’ equity in our consolidated balance sheet in the period the payment was made.

Preferred Stock

We have authorized and available for issuance 5.0 million shares of preferred stock. Of these preferred shares, 1.0 million were authorized as Series A Convertible Preferred Stock with a par value of $0.001 per share and none were issued and outstanding as of December 31, 2022.

12. REVENUES

Revenues by reportable operating segment and by channel were:

	Year Ended December 31, 2022
	Crocs Brand	HEYDUDE Brand (1)	Total
	(in thousands)
Channel:
Wholesale	$1,377,302	$574,140	$1,951,442
Direct-to-consumer	1,281,823	321,720	1,603,543
Total revenues	$2,659,125	$895,860	$3,554,985
(1) The HEYDUDE Brand results reported for the year ended December 31, 2022 represent results for the Partial Period.

	Year Ended December 31, 2021
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$1,174,081	$—	$1,174,081
Direct-to-consumer	1,139,335	—	1,139,335
Total revenues	$2,313,416	$—	$2,313,416

	Year Ended December 31, 2020
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$692,919	$—	$692,919
Direct-to-consumer	693,032	—	693,032
Total revenues	$1,385,951	$—	$1,385,951

Revenues are recognized in the amount expected to be received in exchange for when control of the products transfers to customers and excludes various forms of promotions, which range from contractually-fixed percentage price reductions to sales returns, discounts, rebates, and other incentives that may vary in amount, must be estimated, and are reported as a reduction in revenues. Variable amounts are estimated based on an analysis of historical experience and adjusted as better estimates become available. During the years ended December 31, 2022 and 2021, we recognized no changes to estimates for wholesale or direct-to-consumer revenues. During the year ended December 31, 2020, we recognized a net increase of $0.6 million to wholesale revenues and an increase of $1.1 million to direct-to-consumer revenues due to changes in estimates related to products transferred to customers in prior periods.

We have also elected to expense incremental costs to obtain customer contracts, consisting primarily of commission incentives, when incurred because the related amortization period is short-term. These costs are reported within ‘Selling, general and administrative expenses’ in our consolidated statements of operations.

The following is a description of our principal revenue-generating activities by distribution channel. We have four reportable operating segments and sell our products using two primary distribution channels. For more detailed information about reportable operating segments, see Note 17 — Operating Segments and Geographic Information.

Wholesale Channel

For the majority of wholesale customers, control transfers and revenues are recognized when the product is shipped or delivered from a manufacturing facility or distribution center to the wholesale customer. In certain cases, control of the product transfers and revenues are recognized when the customer receives the product at the designated delivery point. For certain customers, primarily in international markets, cash payment is required in advance of delivery and revenues are recognized upon the transfer of control to the customer. We may accept returns from our wholesale customers, on an exception basis, to ensure that our products are merchandised in the proper assortments and may provide markdown allowances at our sole discretion to key wholesalers and distributors to facilitate sales of slower moving products. Wholesale revenues are reduced by estimates of returns and allowances based on historical experience, and adjustments to our estimates are made when the most likely amount of consideration we expect to receive changes.

We have arrangements that grant certain wholesale customers exclusive licenses, concurrent with the terms of the related distribution agreements, to use our intellectual property in exchange for a sales-based royalty. Sales-based royalty revenues are recognized over the terms of the related license agreements as sales are made by the wholesalers.

Direct-to-Consumer Channel

Direct-to-consumer revenues consist of sales generated through our company-operated retail stores and company-operated e-commerce websites and third-party e-commerce marketplaces. We transfer control of products and recognize revenues at company-operated retail stores at the point of sale, in exchange for cash or other payment. For sales made through company-operated e-commerce websites and third-party e-commerce marketplaces, we transfer control and recognize revenues when the product is shipped from the distribution centers, the point at which payment, primarily through debit and credit card and other e-payment methods, is made. A portion of the transaction price charged to our customers is variable, primarily due to promotional discounts or allowances. When recognizing revenues, the amount of revenues associated with expected sales returns is estimated based on historical experience, and adjustments to our estimates are made when the most likely amount of consideration we expect to receive changes.

Contract Liabilities

Contract liabilities consist of advance cash deposits received from wholesale customers to secure product orders in connection with selling seasons and payments received in advance of delivery. As products are shipped and control transfers, we recognize the deferred revenue in ‘Revenues’ in the consolidated statements of operations. At December 31, 2022 and 2021, we recorded $6.8 million and $0.1 million, respectively, of deferred revenues associated with advance customer deposits in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

Refund Liabilities

Refund liabilities, primarily associated with product sales returns, retrospective volume rebates, and early payment discounts are estimated based on an analysis of historical experience, and adjustments to revenues made when the most likely amount of consideration expected changes. At December 31, 2022 and 2021, $27.7 million and $10.3 million, respectively, of refund liabilities, primarily associated with product returns, were reported in ‘Accrued expenses and other liabilities’ in the consolidated balance sheets.

13. SHARE-BASED COMPENSATION

Our share-based compensation awards are issued under the 2020 Equity Incentive Plan (“2020 Plan”) and predecessor plan, the 2015 Equity Incentive Plan (“2015 Plan”). Any awards that expire or are forfeited under the 2015 Plan become available for issuance under the 2020 Plan. We account for forfeitures as they occur when calculating share-based compensation expense. The aforementioned plans provide for the issuance of previously unissued common stock in connection with the exercise of stock options and conversion of other share-based awards. As of December 31, 2022, 3.9 million shares of common stock remained available for future issuance under all plans, subject to adjustment for future stock splits, stock dividends, and similar changes in capitalization.

The majority of share-based compensation expense is reported in our consolidated statements of operations as ‘Selling, general and administrative expenses’ with an insignificant amount recorded within ‘Cost of sales.’

Stock Option Activity

Stock option activity during the year ended December 31, 2022 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Outstanding as of December 31, 2021	217	$7.78	5.14	$26,076
Granted	—	—
Exercised	(7)	18.62
Forfeited or expired	—	—
Outstanding as of December 31, 2022	210	$7.44	4.28	$21,208
Exercisable at December 31, 2022	210	$7.44	4.28	$21,208
Vested at December 31, 2022	210	$7.44	4.28	$21,208

No stock options were granted during 2022, 2021, or 2020. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $0.4 million, $0.8 million, and $0.8 million, respectively. During the years ended December 31, 2022, 2021, and 2020, we received $0.1 million, $0.2 million, and $1.4 million cash, respectively, in connection with the exercise of stock options. As of December 31, 2022, we did not have any unrecognized share-based compensation expense related to unvested options.

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

Service-condition RSUs are typically granted on an annual basis and vest over time in three equal annual installments, beginning one year after the grant date. During the years ended December 31, 2022, 2021, and 2020, we granted 0.2 million, 0.2 million, and 0.6 million service-condition RSUs, respectively.

Performance-condition RSUs are typically granted on an annual basis and consist of a performance-based and service-based component. The performance targets and vesting conditions for performance-condition RSUs are based on achievement of multiple weighted performance goals. The number of performance-condition RSUs ultimately awarded may be between 0% and 200%, based on performance. These RSUs vest in three equal annual installments beginning one year after the grant date, pending certification of performance achievement by the Compensation Committee of our Board of Directors and continued service. The fair value of performance-condition awards is based on the closing market price of our common stock on the grant date. Compensation expense, net of forfeitures, is updated for our probable expected performance level against performance goals at the end of each reporting period. We also periodically grant market-condition RSUs to certain executives. The grant date fair value and derived service period for market-condition RSUs are estimated using a Monte Carlo simulation model. During the years ended December 31, 2022, 2021, and 2020, we granted 0.3 million, 0.5 million, and 0.5 million performance- and market-condition RSUs, respectively.

RSA and RSU activity during the year ended December 31, 2022 was:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands, except fair value data)
Unvested at December 31, 2021	2	$105.18	1,455	$49.70
Granted	9	51.13	516	76.06
Vested	(6)	62.55	(688)	43.12
Forfeited	—	—	(102)	64.57
Unvested at December 31, 2022	5	$51.13	1,181	$62.93

The weighted average grant date fair value of RSAs granted during the years ended December 31, 2022, 2021, and 2020 was $51.13, $88.68, and $38.10 per share, respectively. RSAs vested during the years ended December 31, 2022, 2021, and 2020 consisted entirely of service-condition awards. The total grant date fair value of RSAs vested in the years ended December 31, 2022, 2021, and 2020 was $0.3 million, $0.4 million and $0.2 million, respectively.

As of December 31, 2022, unrecognized share-based compensation expense for RSAs was $0.2 million, which is expected to amortize over a remaining weighted average period of 0.5 years.

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2022, 2021, and 2020 was $76.06, $76.28, and $29.14 per share, respectively. RSUs vested during the year ended December 31, 2022 consisted of 0.3 million service-condition awards and 0.4 million performance- and market-condition awards. RSUs vested during the year ended December 31, 2021 consisted of 0.4 million service-condition awards and 0.5 million performance- and market-condition awards. RSUs vested during the year ended December 31, 2020 consisted of 0.5 million service-condition awards and 0.4 million performance- and market-condition awards. The total grant date fair value of RSUs vested during the years ended December 31, 2022, 2021, and 2020 was $29.7 million, $24.9 million and $11.9 million, respectively.

As of December 31, 2022, unrecognized share-based compensation expenses for service-condition RSUs were $20.1 million and for performance- and market-condition RSUs were $10.1 million, and are expected to amortize over remaining weighted average periods of 1.5 years and 1.6 years, respectively.

14. INCOME TAXES

During 2020 and 2021, we completed intra-entity transfers of certain intellectual property rights primarily to align with current and future international operations. These transactions were executed using transfer pricing guidelines issued by the relevant taxing authorities. Significant estimates and assumptions were required to compute the valuation of this transaction. These estimates and assumptions include, but are not limited to, estimated future revenue growth and discount rates, which by their nature are inherently uncertain, and, therefore, may ultimately differ materially from our actual results.

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

In order to support and sustain the amortizable tax basis (and associated deferred tax asset, net of uncertain tax position), we must demonstrate economic ownership, including the appropriate authority and expertise to manage the intellectual property owned and serviced in the Netherlands. The determination of economic substance is a judgment that has to be evaluated by management on a continual basis requiring understanding and expertise of local laws of each associated tax jurisdiction. The Netherlands subsidiary serves as the principal Crocs corporate headquarters outside of the U.S. and already performs significant functions in support of the economic ownership of the intellectual property in the Netherlands. In 2021 and 2022, we undertook many additional activities to align business operations that support the economic substance of the intellectual property in the Netherlands. As of December 31, 2022, the net deferred tax asset related to the 2020 transfer is $401.2 million and to the 2021 transfer is $37.3 million.

The following table sets forth income before taxes and the expense for income taxes:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Income before taxes:
U.S.	$312,501	$510,706	$133,574
Foreign	406,007	153,143	73,405
Total income before taxes	$718,508	$663,849	$206,979
Income tax expense (benefit):
Current income taxes:
U.S. federal	$76,092	$94,548	$698
U.S. state	19,257	28,460	6,577
Foreign	87,760	56,430	211,904
Total current income taxes	183,109	179,438	219,179
Deferred income taxes:
U.S. federal	(12,032)	791	529
U.S. state	861	32	(2,381)
Foreign	6,411	(242,106)	(323,209)
Total deferred income taxes	(4,760)	(241,283)	(325,061)
Total income tax expense (benefit)	$178,349	$(61,845)	$(105,882)

The following table sets forth income reconciliations of the statutory federal income tax rate to actual rates based on income or loss before income taxes:

	Year Ended December 31,
	2022		2021		2020
	(in thousands)
Income tax expense and rate attributable to:
Federal income tax rate	$150,887	21.0%	$139,408	21.0%	$43,466	21.0%
State income tax rate, net of federal benefit	15,981	2.2%	22,952	3.5%	7,231	3.5%
Foreign income tax rate differential	12,405	1.7%	18,890	2.8%	(6,060)	(2.9)%
GILTI, net	4,834	0.7%	14,157	2.1%	7,515	3.6%
Non-deductible / non-taxable items	3,743	0.5%	9,637	1.5%	6,871	3.3%
Change in valuation allowance	4,414	0.6%	(192,337)	(29.0)%	143,012	69.0%
U.S. tax on foreign earnings	16,822	2.3%	—	—%	—	—%
Foreign tax credits	(28,087)	(3.9)%	(19,925)	(3.0)%	(15,904)	(7.7)%
Research and development credits	(5,488)	(0.8)%	(13,104)	(2.0)%	(148)	(0.1)%
Uncertain tax positions	3,952	0.6%	21,341	3.2%	200,571	96.9%
Share-based compensation	(1,231)	(0.2)%	(11,930)	(1.8)%	(1,303)	(0.6)%
Intra-Entity IP Transfer	—	—%	(41,858)	(6.3)%	(492,470)	(237.9)%
Enacted changes in tax law	—	—%	(9,554)	(1.4)%	—	—%
Other	117	0.1%	478	0.1%	1,337	0.7%
Effective income tax expense and rate	$178,349	24.8%	$(61,845)	(9.3)%	$(105,882)	(51.2)%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table sets forth deferred income tax assets and liabilities as of the date shown:

	December 31,
	2022	2021
	(in thousands)
Non-current deferred tax assets:
Share-based compensation expense	$3,130	$2,706
Accruals, reserves, and other expenses	24,324	24,346
Net operating loss	21,455	24,573
Intangible assets	438,712	502,100
Foreign tax credit	45,746	39,442
Operating lease liabilities	55,624	35,755
Other	25,354	5,811
Valuation allowance	(28,118)	(26,467)
Total non-current deferred tax assets	$586,227	$608,266
Non-current deferred tax liabilities:
Unrealized gain on foreign currency	$(1,760)	$—
Property and equipment	(2,381)	(12,189)
Right-of-use assets	(47,641)	(28,598)
Intangible assets	(307,474)	—
Other	(723)	(278)
Total non-current deferred tax liabilities	$(359,979)	$(41,065)

During 2022, valuation allowances recorded against deferred tax assets increased by $1.7 million. The change in the valuation allowance includes an increase of $4.4 million related to income tax expense and a decrease of $2.7 million that does not impact the tax provision because this amount reflects the cumulative impact of unrecorded tax attributes related to changes in cumulative translation adjustments. During 2021, valuation allowances decreased by $200.2 million. The change in the valuation allowance includes $192.3 million related to income tax benefit and $7.9 million that does not impact the tax provision because this amount reflects the impact of unrecorded tax attributes related to changes in cumulative translation adjustments.

Our valuation allowances are primarily the result of uncertainties regarding the future realization of tax attributes recorded in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. In assessing our valuation allowance we considered all available evidence, including the magnitude of recent and current operating results, the duration of statutory carryforward periods, our historical experience utilizing tax attributes prior to their expiration dates, the historical volatility of operating results of these jurisdictions and our assessment regarding the sustainability of their profitability. The weight we give to any particular item is, in part, dependent upon the degree to which it can be objectively verified. During the three months ended June 30, 2021, a jurisdiction for which we have historically recorded significant valuation allowances enacted a favorable change in the tax law related to net operating loss carryforwards. The change in tax law impacted the assessment of valuation allowances in the jurisdiction as the reversal of existing deferred tax assets would generate indefinite carryforward net operating losses instead of losses with a limited carryforward period. During 2022, valuation allowances recorded against deferred tax assets increased by $1.7 million.

In certain other jurisdictions, we recorded additional attributes, primarily driven by operational losses recognized based on local tax accounting requirements. These carryforwards were generated in jurisdictions where results indicate it is not more likely than not the deferred tax assets would be realized. We maintain a valuation allowance against the majority of these balances.

During 2021, all U.S. federal tax credit carryforwards were utilized. We have included in the table above deferred tax assets related to U.S. state tax net operating loss carryforwards, some of which expire at various dates beginning in 2033 and some of which do not expire, of $1.4 million and $2.4 million at December 31, 2022 and 2021, respectively. We have recorded deferred tax assets related to foreign tax carryforwards, including foreign tax credits and net operating losses, which expire starting in 2023 and those which do not expire of $66.4 million and $61.5 million as of December 31, 2022 and 2021, respectively. We maintain a valuation allowance against a portion of the foreign carryforwards and other attributes.

The transition tax in the Tax Act imposed a tax on undistributed and previously untaxed foreign earnings at various tax rates. This tax largely eliminated the differences between the financial reporting and income tax basis of foreign undistributed earnings. Furthermore, as of December 31, 2022, foreign withholding taxes have not been provided on unremitted earnings of subsidiaries operating outside of the U.S. as these amounts are considered to be indefinitely reinvested.

The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Unrecognized tax benefit as of January 1	$218,399	$206,209	$4,613
Additions in tax positions taken in prior period	1,697	6,169	519
Reductions in tax positions taken in prior period	(904)	(963)	(340)
Additions in tax positions taken in current period	2,948	23,061	200,947
Settlements	(375)	(763)	(294)
Lapse of statute of limitations	(510)	(342)	(258)
Current year acquisitions	10,426	—	—
Cumulative foreign currency translation adjustment	(12,318)	(14,972)	1,022
Unrecognized tax benefit as of December 31	$219,363	$218,399	$206,209

We recorded a net expense of $4.0 million related to increases in 2022 unrecognized tax benefits combined with amounts effectively settled under audit. Unrecognized tax benefits as of December 31, 2022 relate to tax years that are currently open under the statute of limitation. The primary impact of uncertain tax benefits on the rate reconciliation includes audit settlements, net increases in position changes, and accrued interest expense.

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

Interest and penalties related to income tax liabilities are included in ‘Income tax expense (benefit)’ in the consolidated statements of operations. For the years ended December 31, 2022, 2021, and 2020, we recorded approximately $3.8 million, $1.0 million, and $0.6 million, respectively, of penalties and interest. During the year ended December 31, 2022, we released $0.2 million of interest from settlements, lapse of statutes, and change in certainty. The cumulative accrued balance of penalties and interest was $5.6 million, $2.0 million, and $1.2 million, as of December 31, 2022, 2021, and 2020, respectively.

Unrecognized tax benefits of $222.5 million, $218.7 million, and $205.6 million as of December 31, 2022, 2021, and 2020, respectively, if recognized, would reduce the annual effective tax rate offset by deferred tax assets recorded for uncertain tax positions.

The following table sets forth the tax years subject to examination for the major jurisdictions where we conduct business as of December 31, 2022:

The Netherlands	2010 to 2022
Canada	2014 to 2022
Hong Kong	2020 to 2022
Japan	2014 to 2022
China	2016 to 2022
Singapore	2017 to 2022
United States	2007 to 2022

U.S state tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various state jurisdictions for a period up to two years after formal notification to the states. As such, U.S. state income tax returns for us are generally subject to examination for the years 2017 to 2022. Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, we do not anticipate a significant change in the total amount of unrecognized tax benefits within the next twelve months.

15. EARNINGS PER SHARE

Basic and diluted EPS for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$540,159	$725,694	$312,861
Denominator:
Weighted average common shares outstanding - basic	61,220	62,464	67,386
Plus: Dilutive effect of stock options and unvested restricted stock units	786	1,254	1,158
Weighted average common shares outstanding - diluted	62,006	63,718	68,544

Net income per common share:
Basic	$8.82	$11.62	$4.64
Diluted	$8.71	$11.39	$4.56

For the years ended December 31, 2022 and 2021, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS. For the year ended December 31, 2020, no outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

16. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2022 and 2021, we had purchase commitments to our third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $380.5 million and $274.9 million, respectively. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

We are also subject to litigation from time to time in the ordinary course of business, including employment, intellectual property and product liability claims. Other than as set forth below, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results, and cash flows.

For all claims and disputes, we have accrued estimated losses of $2.5 million within ‘Accrued expenses and other liabilities’ in our consolidated balance sheet as of December 31, 2022. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses for claims and other disputes. As of December 31, 2022, we estimated that reasonably possible losses could potentially exceed amounts accrued by an insignificant amount.

17. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

We have four reportable operating segments. For the Crocs Brand, we have three reportable operating segments based on the geographic nature of our operations: North America, Asia Pacific, and Europe, Middle East, Africa, and Latin America (“EMEALA”). Our HEYDUDE Brand also became a reportable segment on the Acquisition Date. Each of the reportable operating segments derives its revenues from the sale of footwear and accessories to external customers.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues:
North America (1)	$1,644,630	$1,553,891	$832,540
Asia Pacific	473,935	350,160	278,515
EMEALA (1)	540,534	409,278	274,733
Brand corporate (2)	26	87	163
Total Crocs Brand	2,659,125	2,313,416	1,385,951
HEYDUDE Brand (3)	895,860	—	—
Total consolidated revenues	$3,554,985	$2,313,416	$1,385,951
Income from operations:
North America (1)	$683,350	$755,723	$313,913
Asia Pacific	145,011	71,936	32,830
EMEALA (1)	153,976	134,126	75,513
Brand corporate (2)	(130,312)	(100,391)	(92,833)
Total Crocs Brand	852,025	861,394	329,423
HEYDUDE Brand (3)	211,361	—	—
Reconciliation of segment income from operations to income before income taxes:
Enterprise corporate (2)	(212,630)	(178,330)	(115,299)
Total consolidated income from operations	850,756	683,064	214,124
Foreign currency gains (losses), net	3,228	(140)	(1,128)
Interest income	1,020	775	215
Interest expense	(136,158)	(21,647)	(6,742)
Other income (expense), net	(338)	1,797	510
Income before income taxes	$718,508	$663,849	$206,979

Depreciation and amortization:
North America (1)	$10,804	$7,669	$3,453
Asia Pacific	2,113	1,629	1,138
EMEALA (1)	3,221	1,806	805
Brand corporate (2)	2,739	5,827	8,473
Total Crocs Brand	18,877	16,931	13,869
HEYDUDE Brand (3)	12,248	—	—
Enterprise corporate (2)	8,104	15,045	13,750
Total consolidated depreciation and amortization	$39,229	$31,976	$27,619
(1) In the first quarter of 2022, certain revenues and expenses associated with our Latin America businesses previously reported in our ‘Americas’ segment were shifted into the ‘EMEA’ segment to better align with how we manage our distributor business. To reflect this change, we renamed our ‘Americas’ segment to ‘North America’ and renamed our ‘EMEA’ segment to ‘EMEALA.’ As a result of these changes, the previously reported amounts for revenues, income from operations, and depreciation and amortization for the year ended December 31, 2021 and 2020 have been revised to conform to current period presentation. Refer to Part I - Item 1. Financial Statements in our Quarterly Report on Form 10-Q for the period ended June 30, 2022 for more information.
(2) In the first quarter of 2022, as a result of the Acquisition, all costs previously reported in “Unallocated corporate and other” were recast between ‘Brand corporate’ costs associated with the Crocs Brand and ‘Enterprise corporate’ costs, each of which is defined in the section preceding the above table. As a result of these changes, the previously reported amounts for income from operations and depreciation and amortization for the year ended December 31, 2021 and 2020 have been revised to conform to current period presentation. Refer to Part I - Item 1. Financial Statements in our Quarterly Report on Form 10-Q for the period ended June 30, 2022 for more information.
(3) We acquired HEYDUDE on February 17, 2022 and in connection therewith added the HEYDUDE Brand as a new reportable operating segment. Therefore, the amounts shown above for the year ended December 31, 2022 represent results during the partial period beginning on the Acquisition Date through December 31, 2022, and there are no comparative amounts for the years ended December 31, 2021 or 2020.

There were no customers who represented 10% or more of consolidated revenues during the years ended December 31, 2022, 2021 and 2020. The following table sets forth certain geographical information regarding our consolidated revenues for the periods as shown:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Location:
United States	$2,438,923	$1,507,482	$802,952
International (1)	1,116,062	805,934	582,999
Total revenues	$3,554,985	$2,313,416	$1,385,951
(1) No individual international country represented 10% or more of consolidated revenues in any of the years presented.

The following table sets forth geographical information regarding property and equipment assets as of the dates shown:

	December 31,
	2022	2021
	(in thousands)
Location:
United States	$148,078	$80,613
International (1)	33,451	27,785
Total property and equipment, net	$181,529	$108,398
(1) As of December 31, 2022 and 2021, property and equipment, net in the Netherlands represented approximately 15% and 20%, respectively, of consolidated property and equipment, net, comprised primarily of property and equipment related to the distribution center in Dordrecht and the warehouses in Rotterdam and Oudenbosch. No other individual international country represented 10% or more of consolidated property and equipment, net in any of the years presented.

18. EMPLOYEE BENEFIT PLAN

Defined Contribution Plan

We sponsor a qualified defined contribution benefit plan (the “Plan”), covering substantially all of our U.S. employees. The Plan includes a savings plan feature under Section 401(k) of the Internal Revenue Code. We make matching contributions to the plans equal to 100% of the first 3%, and up to 50% of the next 2% of salary contributed by an eligible employee. Participants are vested 100% in our matching contributions when made. Contributions made by us under the Plan were $9.0 million, $7.4 million and $4.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

APPENDIX A
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CROCS, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Year Ended December 31, 2022
Allowance for doubtful accounts	$7,828	$1,101	$1,584	$10,513
Reserve for sales returns and allowances	9,606	192,543	(193,272)	8,877
Reserve for unapplied rebates	3,281	6,107	(4,285)	5,103
Total	$20,715	$199,751	$(195,973)	$24,493
Year Ended December 31, 2021
Allowance for doubtful accounts	$11,154	$—	$(3,326)	$7,828
Reserve for sales returns and allowances	5,782	148,893	(145,069)	9,606
Reserve for unapplied rebates	4,157	4,678	(5,554)	3,281
Total	$21,093	$153,571	$(153,949)	$20,715
Year Ended December 31, 2020
Allowance for doubtful accounts	$8,276	$5,779	$(2,901)	$11,154
Reserve for sales returns and allowances	5,261	95,740	(95,219)	5,782
Reserve for unapplied rebates	5,260	4,920	(6,023)	4,157
Total	$18,797	$106,439	$(104,143)	$21,093
(1) Deductions include accounts written off, net of recoveries, and the effects of foreign currency translation.