Form 10-Q
period 2023-03-31
Crocs, Inc.
filed 2023-04-27
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of April 20, 2023, Crocs, Inc. had 62,025,478 shares of its common stock, par value $0.001 per share, outstanding.

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
•our expectations regarding the impact on our business of economic trends;
•our belief that we have sufficient liquidity to fund our business operations during the next twelve months;
•the amount and timing of our capital expenditures; and
•our expectations about the impact of our strategic plans.

Forward-looking statements are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, those described in the section entitled “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 and our subsequent filings with the Securities and Exchange Commission, including those described in the section entitled “Risk Factors” under Item 1A in this report. Caution should be taken not to place undue reliance on any such forward-looking statements. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by applicable law.

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2023

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$884,166	$660,148
Cost of sales	407,796	335,224
Gross profit	476,370	324,924
Selling, general and administrative expenses	241,442	206,247
Income from operations	234,928	118,677
Foreign currency gains (losses), net	(403)	480
Interest income	171	102
Interest expense	(42,637)	(19,252)
Other expense, net	(293)	(947)
Income before income taxes	191,766	99,060
Income tax expense	42,223	26,300
Net income	$149,543	$72,760
Net income per common share:
Basic	$2.42	$1.22
Diluted	$2.39	$1.19
Weighted average common shares outstanding:
Basic	61,836	59,823
Diluted	62,629	60,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$149,543	$72,760
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	(379)	—
Reclassification adjustment for realized (gains) losses on derivative instruments	383	—
Net increase (decrease) from derivatives designated as hedging instruments	4	—
Foreign currency translation gains (losses), net	3,953	(10,151)
Total comprehensive income, net of tax	$153,500	$62,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$125,687	$191,629
Restricted cash - current	2	2
Accounts receivable, net of allowances of $25,960 and $24,493, respectively	418,959	295,594
Inventories	476,112	471,551
Income taxes receivable	3,083	14,752
Other receivables	31,481	18,842
Prepaid expenses and other assets	59,338	33,605
Total current assets	1,114,662	1,025,975
Property and equipment, net of accumulated depreciation and amortization of $104,088 and $97,136, respectively	190,492	181,529
Intangible assets, net of accumulated amortization of $130,768 and $125,014, respectively	1,798,918	1,800,167
Goodwill	711,560	714,814
Deferred tax assets, net	533,480	528,278
Restricted cash	3,240	3,254
Right-of-use assets	233,981	239,905
Other assets	9,302	7,875
Total assets	$4,595,635	$4,501,797
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$232,383	$230,821
Accrued expenses and other liabilities	201,821	239,424
Income taxes payable	109,632	89,211
Current borrowings	32,970	24,362
Current operating lease liabilities	57,560	57,456
Total current liabilities	634,366	641,274
Deferred tax liabilities, net	301,968	302,030
Long-term income taxes payable	228,165	224,837
Long-term borrowings	2,250,288	2,298,027
Long-term operating lease liabilities	209,817	215,119
Other liabilities	2,531	2,579
Total liabilities	3,627,135	3,683,866
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 250.0 million shares authorized, 109.8 million and 109.5 million issued, 62.0 million and 61.7 million outstanding, respectively	110	110
Treasury stock, at cost, 47.8 million and 47.7 million shares, respectively	(1,705,896)	(1,695,501)
Additional paid-in capital	805,078	797,614
Retained earnings	1,968,742	1,819,199
Accumulated other comprehensive loss	(99,534)	(103,491)
Total stockholders’ equity	968,500	817,931
Total liabilities and stockholders’ equity	$4,595,635	$4,501,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,749	$110	47,730	$(1,695,501)	$797,614	$1,819,199	$(103,491)	$817,931
Share-based compensation	—	—	—	—	7,464	—	—	7,464
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	274	—	83	(10,395)	—	—	—	(10,395)
Net income	—	—	—	—	—	149,543	—	149,543
Other comprehensive income	—	—	—	—	—	—	3,957	3,957
Balance at March 31, 2023	62,023	$110	47,813	$(1,705,896)	$805,078	$1,968,742	$(99,534)	$968,500

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	58,330	$106	47,583	$(1,684,262)	$496,036	$1,279,040	$(76,838)	$14,082
Share-based compensation	—	—	—	—	8,275	—	—	8,275
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	390	—	75	(6,050)	(142)	—	—	(6,192)
Share issuance at Acquisition	2,852	3	—	—	270,393	—	—	270,396
Net income	—	—	—	—	—	72,760	—	72,760
Other comprehensive loss	—	—	—	—	—	—	(10,151)	(10,151)
Balance at March 31, 2022	61,572	$109	47,658	$(1,690,312)	$774,562	$1,351,800	$(86,989)	$349,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$149,543	$72,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,136	7,895
Operating lease cost	18,199	14,231
Share-based compensation	7,464	8,275
Other non-cash items	383	9,695
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(122,144)	(130,661)
Inventories	(5,220)	(28,124)
Prepaid expenses and other assets	(35,859)	(14,584)
Accounts payable, accrued expenses and other liabilities (1)	(31,824)	(11,226)
Right-of-use assets and operating lease liabilities	(17,421)	(14,742)
Income taxes (1)	33,674	17,716
Cash provided by (used in) operating activities	9,931	(68,765)
Cash flows from investing activities:
Purchases of property, equipment, and software	(27,581)	(39,786)
Acquisition of HEYDUDE, net of cash acquired	—	(2,031,765)
Other	—	85
Cash used in investing activities	(27,581)	(2,071,466)
Cash flows from financing activities:
Proceeds from borrowings	214,634	2,240,163
Repayments of borrowings	(256,000)	(85,000)
Deferred debt issuance costs	(545)	(49,486)
Repurchases of common stock for tax withholding	(10,395)	(6,288)
Other	—	95
Cash provided by (used in) financing activities	(52,306)	2,099,484
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,000	(810)
Net change in cash, cash equivalents, and restricted cash	(65,956)	(41,557)
Cash, cash equivalents, and restricted cash—beginning of period	194,885	216,925
Cash, cash equivalents, and restricted cash—end of period	$128,929	$175,368
(1) Amounts for the three months ended March 31, 2022 have been reclassified to conform to current period presentation.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the three months ended March 31, 2023, other than with respect to the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements.

Reclassifications

We have reclassified certain amounts on the condensed consolidated statements of cash flows and Note 3 — Accrued Expenses and Other Liabilities to conform to current period presentation.

Use of Estimates

U.S. GAAP requires us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. Management believes that the estimates, judgments, and assumptions made when accounting for items and matters such as, but not limited to, the allowance for doubtful accounts, customer rebates, sales returns, impairment assessments and charges, recoverability of long-lived assets, deferred tax assets, valuation allowances, uncertain tax positions, income tax expense, share-based compensation expense, the assessment of lower of cost or net realizable value on inventory, useful lives assigned to long-lived assets, depreciation and amortization are reasonable based on information available at the time they are made. To the extent there are differences between these estimates and actual results, our condensed consolidated financial statements may be materially affected.

Condensed Consolidated Statements of Cash Flows - Supplemental Disclosures

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for interest	$47,729	$15,926
Cash paid for income taxes	8,011	8,769
Cash paid for operating leases	17,436	14,500

Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$9,108	$13,888
Accrued purchases of property, equipment, and software	11,720	9,369
Share issuance at Acquisition (1)	—	270,396
Adjustment Holdback Amount	—	8,500
(1) On February 17, 2022 (the “Acquisition Date”), we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”), pursuant to a securities purchase agreement (the “SPA”) entered into on December 22, 2021.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Income Taxes

The CHIPS and Science Act of 2022 (“CHIPS”) and the Inflation Reduction Act (“IRA”) of 2022 were signed into law on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The corporate alternative minimum tax and stock repurchase excise tax were effective as of January 1, 2023 and are the main provisions that may be applicable to us. The Company is currently evaluating the impact of both the CHIPS and IRA, but at present does not expect that any of the provisions included in these acts would result in a material impact to our deferred tax assets, liabilities, or income taxes payable.

New Accounting Pronouncement Not Yet Adopted

Pillar Two Global Minimum Tax

On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected by 2024. We are continuing to evaluate the Pillar Two Framework and its potential impact on future periods.

Other new pronouncements issued but not effective until after March 31, 2023 are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued compensation and benefits	$41,755	$55,474
Professional services	39,229	45,351
Fulfillment, freight, and duties	34,408	41,646
Return liabilities	21,792	27,651
Sales/use and value added taxes payable	25,119	27,249
Royalties payable and deferred revenue	8,746	10,528
Accrued rent and occupancy	6,362	8,972
Accrued legal fees (1)	5,637	2,602
Other (1)	18,773	19,951
Total accrued expenses and other liabilities	$201,821	$239,424
(1) Amounts as of December 31, 2022 have been reclassified to conform to current period presentation.

4. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	March 31, 2023	December 31, 2022
	(in thousands)
Assets:
Right-of-use assets	$233,981	$239,905
Liabilities:
Current operating lease liabilities	$57,560	$57,456
Long-term operating lease liabilities	209,817	215,119
Total operating lease liabilities	$267,377	$272,575

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of income were:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating lease cost	$18,199	$14,231
Short-term lease cost	3,042	2,632
Variable lease cost	5,548	4,552
Total lease costs	$26,789	$21,415

The weighted average remaining lease term and discount rate related to our lease liabilities as of March 31, 2023 were 6.7 years and 4.0%, respectively. As of March 31, 2022, the weighted average remaining lease term and discount rate related to our lease liabilities were 7.2 years and 3.6%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of March 31, 2023
(in thousands)
2023 (remainder of year)	$45,707
2024	54,986
2025	41,082
2026	34,593
2027	29,672
Thereafter	100,166
Total future minimum lease payments	306,206
Less: imputed interest	(38,829)
Total operating lease liabilities	$267,377

Leases That Have Not Yet Commenced

As of March 31, 2023, we had significant obligations for a lease not yet commenced related to a new HEYDUDE distribution center in Las Vegas, Nevada. The total contractual commitment related to the lease, with payments expected to begin in the third quarter of 2023 and continue through December 2033, is approximately $111 million.

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at March 31, 2023 and December 31, 2022. The fair values of our derivative instruments were an insignificant asset and an insignificant liability at both March 31, 2023 and December 31, 2022. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, current accrued expenses and other liabilities, and our Asia revolving facilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility (as defined below) and the Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at March 31, 2023 and December 31, 2022 based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of March 31, 2023 and December 31, 2022 were:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$1,425,000	$1,422,328	$1,675,000	$1,642,547
2029 Notes	350,000	306,345	350,000	297,596
2031 Notes	350,000	289,291	350,000	284,240
Revolving Facility	200,000	200,000	—	—

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of March 31, 2023 or December 31, 2022.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at March 31, 2023 or December 31, 2022. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by (used in) operating activities.’

As of March 31, 2023, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of income.

We also have cash flow hedges (“hedged derivatives”) as of March 31, 2023. We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the condensed consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the condensed consolidated statement of income, which is consistent with the nature of the hedged transaction. During the three months ended March 31, 2023, there was a loss of $0.5 million recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a loss of approximately $0.5 million will be reclassified to our condensed consolidated statement of income.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets, were:

	March 31, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$783	$(429)	$345	$(360)
Hedged derivatives:
Cash flow foreign currency contracts	60	(519)	348	(1,116)
Total derivatives	843	(948)	693	(1,476)
Netting of counterparty contracts	(495)	495	(345)	345
Total derivatives, net of counterparty contracts	$348	$(453)	$348	$(1,131)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	March 31, 2023		December 31, 2022
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
Singapore Dollar	$26,760	$165	$26,760	$207
Indian Rupee	24,945	(334)	24,945	(10)
South Korean Won	18,403	332	18,403	(320)
British Pound Sterling	14,695	(26)	14,509	128
Japanese Yen	12,265	280	8,953	9
Euro	5,068	(63)	5,068	(29)
Total non-hedged derivatives	102,136	354	98,638	(15)
Hedged derivatives:
Euro	22,917	(303)	51,914	(360)
British Pound Sterling	10,812	(5)	23,025	235
South Korean Won	5,407	(168)	12,285	(756)
Indian Rupee	3,010	17	7,203	113
Total hedged derivatives	42,146	(459)	94,427	(768)
Total derivatives	$144,282	$(105)	$193,065	$(783)

Latest maturity date, non-hedged derivatives	April 2023		April 2023
Latest maturity date, hedged derivatives	June 2023		June 2023

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of income include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Non-hedged derivatives:
Foreign currency transaction losses	$(771)	$(917)
Foreign currency forward exchange contracts gains	368	1,397
Foreign currency gains (losses), net	$(403)	$480

7. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	March 31, 2023	December 31, 2022
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			1,425,000	1,675,000
Revolving Facility				200,000	—
Total face value of long-term borrowings				2,325,000	2,375,000
Less:
Unamortized issuance costs				54,712	56,973
Current portion of long-term borrowings (1)				20,000	20,000
Total long-term borrowings				$2,250,288	$2,298,027
(1) Represents the current portion of the borrowings under the Term Loan B facility.

At March 31, 2023 and December 31, 2022, $3.2 million and $10.8 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2023, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2023, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At March 31, 2023, we had $200.0 million in outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of March 31, 2023 and December 31, 2022, we had $548.7 million and $748.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures November 2027.

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

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30, 2022, with the remaining principal amount due on February 17, 2029, the maturity date. As of March 31, 2023, we had $1,425.0 million in outstanding principal and the Term Loan B Facility was fully drawn with no remaining borrowing capacity.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2023, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the three months ended March 31, 2023, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), which matured in January 2023 and provided up to 10.0 million RMB, or $1.5 million using current exchange rates as of January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of March 31, 2023, we had borrowings outstanding of $13.0 million on the Citibank Facility, which are due between May 2023 and September 2023. As of December 31, 2022, we had no outstanding borrowings on the CMBC Facility, and we had borrowings outstanding of $4.3 million on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2023, we were in compliance with all financial covenants under the Notes.

8. COMMON STOCK REPURCHASE PROGRAM

During the three months ended March 31, 2023 and 2022, we did not repurchase any shares of our common stock.

As of March 31, 2023, we had remaining authorization to repurchase approximately $1,050.0 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

9. REVENUES

Revenues by channel and brand were:

	Three Months Ended March 31, 2023
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$410,563	$167,863	$578,426
Direct-to-consumer	238,215	67,525	305,740
Total revenues	$648,778	$235,388	$884,166

	Three Months Ended March 31, 2022
	Crocs Brand	HEYDUDE Brand (1)	Total
	(in thousands)
Channel:
Wholesale	$344,258	$86,919	$431,177
Direct-to-consumer	200,967	28,004	228,971
Total revenues	$545,225	$114,923	$660,148
(1) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the three months ended March 31, 2022 represent results during the partial period beginning February 17, 2022 through March 31, 2022.

10. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except effective tax rate)
Income before income taxes	$191,766	$99,060
Income tax expense	42,223	26,300
Effective tax rate	22.0%	26.5%

The decrease in the effective tax rate for the three months ended March 31, 2023, compared to the same period in 2022, was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $222.0 million and $219.4 million at March 31, 2023 and December 31, 2022, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

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

11. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2023 and 2022 were:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Numerator:
Net income	$149,543	$72,760
Denominator:
Weighted average common shares outstanding - basic	61,836	59,823
Plus: Dilutive effect of stock options and unvested restricted stock units	793	1,073
Weighted average common shares outstanding - diluted	62,629	60,896

Net income per common share:
Basic	$2.42	$1.22
Diluted	$2.39	$1.19

In the three months ended March 31, 2023 and 2022, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2023, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $366.3 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

We are also subject to litigation from time to time in the ordinary course of business, including employment, intellectual property, and product liability claims. Other than as set forth below, we are not party to any other pending legal proceedings that we believe would reasonably have a material adverse impact on our business, financial results, and cash flows.

For all claims and disputes, we have accrued insignificant estimated losses within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of March 31, 2023. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of March 31, 2023, we estimated that reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by an insignificant amount.

13. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

We have four reportable operating segments. For the Crocs Brand, we have three reportable operating segments based on the geographic nature of our operations: North America, Asia Pacific, and EMEALA. Our HEYDUDE Brand is also a reportable operating segment. Each of the reportable operating segments derives its revenues from the sale of footwear and accessories to external customers.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenues:
North America	$351,308	$319,450
Asia Pacific	140,002	95,847
EMEALA	157,467	129,921
Brand corporate	1	7
Total Crocs Brand	648,778	545,225
HEYDUDE Brand (1)	235,388	114,923
Total consolidated revenues	$884,166	$660,148
Income from operations:
North America	$127,783	$129,611
Asia Pacific	56,605	30,106
EMEALA	65,776	34,927
Brand corporate	(32,157)	(30,709)
Total Crocs Brand	218,007	163,935
HEYDUDE Brand (1)	76,620	15,658
Reconciliation of total segment income from operations to income before income taxes:
Enterprise corporate	(59,699)	(60,916)
Income from operations	234,928	118,677
Foreign currency gains (losses), net	(403)	480
Interest income	171	102
Interest expense	(42,637)	(19,252)
Other expense, net	(293)	(947)
Income before income taxes	$191,766	$99,060

Depreciation and amortization:
North America	$4,367	$2,220
Asia Pacific	630	523
EMEALA	1,230	724
Brand corporate	1,210	186
Total Crocs Brand	7,437	3,653
HEYDUDE Brand (1)	3,506	2,444
Enterprise corporate	2,193	1,798
Total consolidated depreciation and amortization	$13,136	$7,895
(1) We acquired HEYDUDE on February 17, 2022 and in connection therewith added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the three months ended March 31, 2022 represent results during the partial period beginning February 17, 2022 through March 31, 2022.

14. ACQUISITION OF HEYDUDE

On February 17, 2022, we acquired 100% of the equity of HEYDUDE, pursuant to the SPA. HEYDUDE is engaged in the business of distributing and selling casual footwear under the brand name “HEYDUDE.” The Acquisition has allowed us to diversify and expand our business by adding a second brand to the Crocs, Inc. portfolio.

The aggregate preliminary purchase price at the closing of the Acquisition was $2.3 billion. We paid aggregate consideration of $2.05 billion in cash (the “Cash Consideration”), subject to adjustment based on, among other things, the cash, indebtedness, transaction expenses, and working capital of the companies comprising HEYDUDE and their respective subsidiaries as of the Acquisition Date, and issued 2,852,280 shares of the Company’s common stock to one of the sellers (the “Equity Consideration Shares”). The Equity Consideration Shares were subject to a lock-up period beginning on the Acquisition Date, which has since expired so all of the Equity Consideration Shares have been released from the lock-up. The purchase price paid to the sellers is final.

The Cash Consideration was financed via the Company’s entry into the $2.0 billion Term Loan B Facility and $50.0 million of borrowings under the Revolving Facility. As a result of the Acquisition, HEYDUDE became wholly owned by Crocs, Inc. Accordingly, the results of HEYDUDE are included in our condensed consolidated financial statements from the Acquisition Date and are reported in the HEYDUDE operating segment. HEYDUDE contributed revenue of $114.9 million and income from operations of $15.7 million from the Acquisition Date through March 31, 2022.

Purchase Price Allocation

The Acquisition was accounted for in accordance with the ASC Topic 805 Business Combinations. As a result, we applied acquisition accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their estimated fair values as of the Acquisition Date. For certain assets and liabilities, those fair values were consistent with historical carrying values. The fair value of inventory was determined using both a market approach and a cost approach. With respect to intangible assets, the estimated fair value was based on the Multi Period Excess Earnings approach for the trademark and the distributor method for the customer relationships. These models used primarily Level 2 and Level 3 inputs, including an estimate of future revenues, future cash flows, and discount rates.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the Acquisition Date:

February 17, 2022
(in thousands)
Cash and cash equivalents	$6,232
Accounts receivable, net	68,698
Inventories	155,773
Prepaid expenses and other assets (1)	7,880
Intangible assets	1,780,000
Goodwill (1)(2)	710,034
Right-of-use assets	2,844
Accounts payable (2)	(30,017)
Accrued expenses and other liabilities	(18,860)
Income taxes payable	(30,572)
Long-term deferred tax liability	(312,656)
Long-term income taxes payable	(13,004)
Operating lease liabilities	(2,843)
Net assets acquired	$2,323,509
(1) Includes a valuation adjustment that increased prepaid expenses and other assets by $3.5 million and decreased goodwill by $3.5 million during the three months ended March 31, 2023.
(2) Includes a valuation adjustment that increased goodwill by $0.2 million and increased accounts payable by $0.2 million during the three months ended March 31, 2023.

Intangible Assets

The components of intangible assets acquired in connection with the Acquisition were as follows:

	Weighted-Average Useful Life	Amortization Method	Estimated Fair Value
			(in thousands)
Customer relationships	15	Straight-line	$210,000
Trademark	Indefinite	—	1,570,000
Total intangible assets			$1,780,000

Goodwill

The excess of the purchase price over the fair value of the acquired business's net assets represents goodwill. The goodwill amount of $710.0 million at March 31, 2023 includes an aggregate adjustment of $3.3 million recorded in the three months ended March 31, 2023 as a result of changes to preliminary valuation estimates. The purchase price allocation was finalized during the three months ended March 31, 2023.

Goodwill largely consists of the acquired workforce and economies of scale resulting from the Acquisition. The total goodwill amount acquired was assigned to the HEYDUDE operating segment. None of the goodwill will be deductible for income tax purposes.

Escrow and Holdback Amounts

Additionally, $125.0 million of the Cash Consideration (the “Escrow Amount”) was placed in an escrow account to partially secure the indemnification obligations of the sellers. The Escrow Amount will be released to the sellers after the date that is 18 months after the Acquisition Date, less any amounts that have been released to compensate the Company and any amounts for claims that were noticed prior to the date that is 18 months after the Acquisition Date but not yet resolved by that date, as provided in the SPA. As of March 31, 2023, certain receivables had been recorded related to the Escrow Amount. Further, $8.5 million of the Cash Consideration (the “Adjustment Holdback Amount”) was held back and retained as security (but not as the sole source of recovery) for any downward adjustments to the purchase price made in accordance with the SPA. During the year ended December 31, 2022, the Adjustment Holdback Amount was paid to the sellers.

Acquisition-related Costs

Costs incurred to complete the Acquisition are expensed as incurred and included in ‘Selling, general, and administrative expenses’ in our condensed consolidated statement of income. During the three months ended March 31, 2023, no Acquisition-related costs were recognized. During the three months ended March 31, 2022, $20.6 million of Acquisition-related costs were recognized.

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three months ended March 31, 2022 combines the historical results of Crocs and HEYDUDE, assuming that the companies were combined as of January 1, 2021 and include business combination accounting effects from the Acquisition, including amortization charges from acquired intangible assets, adjustments to the fair value of inventory, interest expense on the financing transactions used to fund the Acquisition, and Acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2021.

Three Months Ended March 31,
2022
(in thousands)
Revenues	$750,477
Net income	115,092

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Crocs, Inc. and our consolidated subsidiaries (collectively the “Company,” “we,” “us,” or “our”) are engaged in the design, development, worldwide marketing, distribution, and sale of casual lifestyle footwear and accessories for women, men, and children. We strive to be the world leader in innovative casual footwear for women, men, and children, combining comfort and style with a value that consumers want.

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•We acquired HEYDUDE in February 2022. In the year since acquisition, we have penetrated top Crocs Brand wholesale accounts, hired an experienced leadership team, and made significant progress on integration. We have seen early signs of success in introducing new product styles and we continue to learn what resonates with the consumer. We also have expanded the HEYDUDE Brand internationally, specifically in Europe, where we plan to test in a few direct markets, including the United Kingdom, Germany, and the Netherlands, as well as a few distributor markets. Our two main integration efforts for HEYDUDE in 2023 are the construction of a new distribution center in Las Vegas, Nevada and the implementation of a new Enterprise Resource Planning system, both of which are planned to be completed by the end of the year.
•While overall we have seen evidence as to the underlying strength and growth potential of both the Crocs and HEYDUDE brands, we remain cautious relative to consumer confidence, particularly in Western markets, in the midst of macroeconomic pressures, including the costs of basic necessities and other goods, levels of employment, salaries and wage rates, and consumer perception of economic conditions. As a result, we anticipate declining traffic patterns throughout the year, as consumer purchasing patterns may be influenced by consumers’ disposable income. However, amidst a more challenging economic landscape, we believe we are well positioned to gain market share.
•Foreign currency fluctuations resulting in a stronger U.S. Dollar (“USD”) have impacted, and we expect will continue to impact, our business, contributing to, among other things, incremental freight costs, increased wages, particularly in our distribution centers, and increased raw materials costs. A stronger USD also results in costs for foreign goods purchased in USD but recognized in foreign currencies (“purchasing power”) that are unfavorable.
•We paid down $41.4 million of net borrowings, reducing total borrowings to $2.28 billion as of March 31, 2023.

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

First Quarter 2023 Financial and Operational Highlights

Revenues were $884.2 million for the first quarter of 2023, a 33.9% increase compared to the first quarter of 2022. The increase was due to the net effects of: (i) higher unit sales volumes, driven in part by operating HEYDUDE for a full quarter in 2023 compared to the Partial Period (as defined below) in 2022, as well as greater demand for both brands, which increased revenues by $250.1 million, or 37.8%; (ii) unfavorable changes in exchange rates, which decreased revenues by $15.3 million, or 2.3%; and (iii) lower average selling price on a constant currency basis (“ASP”), which decreased revenues by $10.8 million, or 1.6%, driven primarily by operating HEYDUDE for a full quarter in 2023, which includes a higher percentage of end-of-season clearance activity in the first half of the quarter. This decrease was offset in part by higher ASPs for the Crocs Brand.

The following were significant developments affecting our businesses and capital structure during the three months ended March 31, 2023:

•We grew revenues in all reportable operating segments and channels. The increase in revenues was driven in part by operating HEYDUDE for a full quarter in 2023 compared to the partial period from the acquisition date of February 17, 2022 through March 31, 2022 (the “Partial Period”). For the Crocs Brand, the increase in revenues was led by our Asia Pacific segment, which grew revenues by 46.1%, or 54.8% on a constant currency basis, compared to the first quarter of 2022. Our EMEALA segment grew revenues by 21.2%, or 25.1% on a constant currency basis, and our North America segment grew revenues by 10.0%, or 10.3% on a constant currency basis.
•We sold 30.7 million pairs of shoes for the Crocs Brand in the first quarter of 2023, an increase of 19.7% from the first quarter of 2022. We sold 8.9 million pairs of shoes for the HEYDUDE Brand in the first quarter of 2023, an increase of 124.4% compared to the Partial Period in 2022.
•Gross margin was 53.9%, an increase of 470 basis points from last year’s first quarter. This was in part due to higher air freight incurred in the prior year due to supply chain disruptions, as well as 420 basis points from adjustments in the prior year to the fair value of HEYDUDE inventory costs upon acquisition. This was offset in part by a more normalized end-of-season clearance in our North America segment and HEYDUDE segment, the latter of which was driven by operating HEYDUDE during first half of the quarter in 2023 compared to the Partial Period in 2022.
•Selling, general and administrative expenses (“SG&A”) was $241.4 million compared to $206.2 million in the first quarter of 2022, as a result of investments in marketing and talent in both brands and incremental operating costs associated with investments made in the HEYDUDE Brand over the last year since acquisition, offset in part by HEYDUDE acquisition-related costs in 2022 that did not recur in 2023. As a percent of revenues, SG&A decreased to 27.3% of revenues compared to 31.2% of revenues in the first quarter of 2022, mostly due to prior year costs associated with the acquisition of HEYDUDE that did not recur in the current year.
•Income from operations increased to $234.9 million from $118.7 million in last year’s first quarter. Net income was $149.5 million, or $2.39 per diluted share, compared to $72.8 million, or $1.19 per diluted share, in last year’s first quarter.

Results of Operations

	Three Months Ended March 31,			% Change Favorable (Unfavorable)
	2023	2022
	(in thousands, except per share, margin, and average selling price data)
Revenues	$884,166	$660,148		33.9%
Cost of sales	407,796	335,224		(21.6)%
Gross profit	476,370	324,924		46.6%
Selling, general and administrative expenses	241,442	206,247		(17.1)%
Income from operations	234,928	118,677		98.0%
Foreign currency gains (losses), net	(403)	480		(184.0)%
Interest income	171	102		67.6%
Interest expense	(42,637)	(19,252)		(121.5)%
Other expense, net	(293)	(947)		69.1%
Income before income taxes	191,766	99,060		93.6%
Income tax expense	42,223	26,300		(60.5)%
Net income	$149,543	$72,760		105.5%
Net income per common share:
Basic	$2.42	$1.22		98.4%
Diluted	$2.39	$1.19		100.8%

Gross margin (1)	53.9%	49.2%	470	bp
Operating margin (1)	26.6%	18.0%	860	bp
Footwear unit sales:
Crocs Brand	30,652	25,615		19.7%
HEYDUDE Brand (3)	8,928	3,979		124.4%
Average footwear selling price - nominal basis (2):
Crocs Brand	$21.00	$21.10		(0.5)%
HEYDUDE Brand (3)	$26.36	$28.90		(8.8)%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units, as applicable.
(3) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the three months ended March 31, 2022 represent results during the Partial Period.

Revenues By Channel

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2023	2022	Q1 2023-2022	Q1 2023-2022
	(in thousands)
Crocs Brand:
Wholesale	$410,563	$344,258	19.3%	22.4%
Direct-to-consumer	238,215	200,967	18.5%	20.3%
Total Crocs Brand	648,778	545,225	19.0%	21.6%
HEYDUDE Brand (2):
Wholesale	167,863	86,919	93.1%	94.3%
Direct-to-consumer	67,525	28,004	141.1%	141.1%
Total HEYDUDE Brand	235,388	114,923	104.8%	105.7%
Total consolidated revenues (2)	$884,166	$660,148	33.9%	36.2%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the three months ended March 31, 2022 represent results during the Partial Period.

The primary drivers of changes in revenue were:

	Three Months Ended March 31, 2023 vs. 2022 (1)
	Volume		Price (2)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$250,137	37.8%	$(10,770)	(1.6)%	$(15,349)	(2.3)%	$224,018	33.9%
(1) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for total revenues include a comparison of HEYDUDE results for the three months ended March 31, 2023 to results during the Partial Period in 2022.
(2) The change due to price is based on the change in ASP, as defined earlier in this section.

Revenues. In the three months ended March 31, 2023, revenues increased compared to the same period in 2022. This was primarily due to higher volume, driven in part by operating HEYDUDE for a full quarter in 2023 compared to the Partial Period in 2022, as well as greater demand for both brands. This was offset in part by unfavorable foreign currency changes, most significantly in the Euro, Korean Won, and Japanese Yen, and lower ASP, primarily resulting from operating HEYDUDE for a full quarter in 2023, which includes a higher percentage of end-of-season clearance activity in the first half of the quarter.

Cost of sales. In the three months ended March 31, 2023, compared to the same period in 2022, cost of sales increased $72.6 million, or 21.6%. This was driven by higher volumes of $148.4 million, or 44.2%, offset in part by lower average cost per unit on a constant currency basis (“AUC”) of $67.3 million, or 20.1%, which was a result of higher air freight incurred in the prior year as part of our initiative to combat supply chain disruptions, offset in part by higher product cost and unfavorable product mix. Fluctuations in foreign currency also decreased cost of sales by $8.5 million, or 2.5%. In the three months ended March 31, 2023 and 2022, respectively, cost of sales includes $105.1 million and $97.0 million of distribution expenses primarily related to receiving, inspecting, warehousing, and packaging product in owned and third-party warehouses, combined with transportation costs associated with delivering products from distribution centers to wholesale partners, retail stores and end customers.

Gross profit. Gross margin increased in the three months ended March 31, 2023 to 53.9% compared to 49.2% in the same period in 2022. This was in part due to higher air freight incurred in the prior year, as well as 420 basis points from adjustments in the prior year to the fair value of HEYDUDE inventory costs upon acquisition, offset in part by lower ASPs, as described above.

Gross profit increased $151.4 million, or 46.6%, due to higher volumes of $101.7 million, or 31.3%, and the net impact of lower AUC and lower ASP of $56.6 million, or 17.4%. This was partially offset by unfavorable foreign currency changes of $6.8 million, or 2.1%.

Selling, general and administrative expenses. SG&A expenses increased $35.2 million, or 17.1%, in the three months ended March 31, 2023 compared to the same period in 2022. This is primarily due to investments in marketing and talent of $20.1 million and $15.4 million, respectively, as well as costs associated with the discontinuation of an information technology project of $4.1 million. There were also increases in other net costs, including variable costs associated with higher revenues, information technology costs, and duplicate rent for our corporate headquarters, of $14.9 million. These increases were partially offset by $19.3 million lower costs in 2023 associated with the prior year HEYDUDE acquisition and integration.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended March 31, 2023, we recognized realized and unrealized net foreign currency losses of $0.4 million compared to gains of $0.5 million during the three months ended March 31, 2022.

Income tax expense. During the three months ended March 31, 2023, income tax expense increased $15.9 million compared to the same period in 2022. The effective tax rate for the three months ended March 31, 2023 was 22.0% compared to an effective tax rate of 26.5% for the same period in 2022, a 4.5% decrease. This decrease in the effective rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended March 31,		% Change	Constant Currency % Change (1)
			Favorable (Unfavorable)
	2023	2022	Q1 2023-2022	Q1 2023-2022
	(in thousands)
Revenues:
North America	$351,308	$319,450	10.0%	10.3%
Asia Pacific	140,002	95,847	46.1%	54.8%
EMEALA	157,467	129,921	21.2%	25.1%
Brand corporate	1	7	(85.7)%	(85.7)%
Crocs Brand revenues	648,778	545,225	19.0%	21.6%
HEYDUDE Brand revenues (2)	235,388	114,923	104.8%	105.7%
Total consolidated revenues	$884,166	$660,148	33.9%	36.2%

Income from operations:
North America	$127,783	$129,611	(1.4)%	(1.2)%
Asia Pacific	56,605	30,106	88.0%	96.4%
EMEALA	65,776	34,927	88.3%	90.1%
Brand corporate	(32,157)	(30,709)	(4.7)%	(5.5)%
Crocs Brand income from operations	218,007	163,935	33.0%	34.9%
HEYDUDE Brand income from operations (2)	76,620	15,658	389.3%	392.5%
Enterprise corporate	(59,699)	(60,916)	2.0%	2.0%
Total consolidated income from operations	$234,928	$118,677	98.0%	101.1%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the three months ended March 31, 2022 represent results during the Partial Period.

The primary drivers of changes in revenues by operating segment were:

	Three Months Ended March 31, 2023 vs. 2022
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Crocs Brand:
North America	$42,644	13.4%	$(9,820)	(3.1)%	$(966)	(0.3)%	$31,858	10.0%
Asia Pacific	31,571	32.9%	20,919	21.9%	(8,335)	(8.7)%	44,155	46.1%
EMEALA	24,576	18.9%	8,009	6.2%	(5,039)	(3.9)%	27,546	21.2%
HEYDUDE Brand (2)	151,352	131.7%	(29,878)	(26.0)%	(1,009)	(0.9)%	120,465	104.8%
Total segment revenues	$250,143	37.8%	$(10,770)	(1.6)%	$(15,349)	(2.3)%	$224,024	33.9%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the HEYDUDE Brand represent a comparison of results for the three months ended March 31, 2023 to results during the Partial Period in 2022.

Crocs Brand

North America Operating Segment

Revenues. North America revenues increased in the three months ended March 31, 2023 compared to the same period in 2022, due primarily to higher volumes, driven by both channels. This increase was offset in part by lower ASP as a result of more normalized end-of-season clearance activity.

Income from Operations. Income from operations for our North America segment was $127.8 million for the three months ended March 31, 2023, a decrease of $1.8 million, or 1.4%, compared to the same period in 2022. Gross profit increased by $7.5 million, or 4.0%, compared to prior year, mostly as a result of higher volume of 12.5%.

SG&A for our North America segment increased $9.3 million, or 16.1%, during the three months ended March 31, 2023 compared to the same period in 2022. This increase was primarily due to higher compensation cost as a result of higher wages for hourly employees and higher variable expenses related to higher revenues in the DTC channel.

Asia Pacific Operating Segment

Revenues. Revenues in our Asia Pacific segment increased 46.1% in the three months ended March 31, 2023 compared to the same period in 2022, and was up in all countries in the region, driven by growth in China, in part as a result of the relief of COVID-19 restrictions, and Australia, as well as continued growth in South Korea and strong distributor growth in Southeast Asia. Higher ASP contributed to higher revenues as well, mostly as a result of less discounting in the current quarter. These increases were partially offset by unfavorable foreign currency changes, most significantly in the Korean Won and Japanese Yen.

Income from Operations. Income from operations for the Asia Pacific segment was $56.6 million for the three months ended March 31, 2023, an increase of $26.5 million, or 88.0%, compared to the same period in 2022. Gross profit increased by $31.7 million, or 57.0%, as a result of higher volumes and higher ASP, as described above, offset in part by unfavorable foreign currency changes.

SG&A for our Asia Pacific segment increased $5.2 million, or 20.5%, during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to investments in marketing and increased variable rent associated with higher revenues.

EMEALA Operating Segment

Revenues. Revenues increased in the EMEALA segment in the three months ended March 31, 2023 compared to the same period in 2022, primarily as a result of increased volume. Higher ASPs also increased revenues due to increased pricing. Changes in foreign currency, primarily in the Euro, decreased revenues.

Income from Operations. Income from operations for the EMEALA segment was $65.8 million for the three months ended March 31, 2023, an increase of $30.8 million, or 88.3%, compared to the same period in 2022. Gross profit increased $28.1 million, or 47.9%, mostly as a result of a combination of higher ASPs, as described above, and lower AUCs as a result of prior year air freight costs incurred as part of our initiative to combat supply chain disruptions. Increased volume also contributed to higher gross profit. These increases were offset in part by unfavorable foreign currency fluctuations.

SG&A for our EMEALA segment decreased $2.7 million, or 11.6%, during the three months ended March 31, 2023 compared to the same period in 2022. This decrease was primarily due to a prior year reserve for unrecoverable receivables in Russia due to the war in Ukraine. This was offset in part by an investment in marketing.

Crocs Brand Corporate

During the three months ended March 31, 2023, total net costs within ‘Brand corporate’ increased $1.4 million, or 4.7%, compared to the same period in 2022, due to investments in brand marketing.

HEYDUDE Brand

Revenues. For the three months ended March 31, 2023, revenues increased compared to the Partial Period in 2022. The majority of this increase was due to higher volume, driven primarily by operating HEYDUDE for a full quarter in 2023 compared to 2022, but also due to higher demand compared to the pro forma quarter ended March 31, 2022 (as described in more detail in Note 14 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q). Partially offsetting this increase were lower ASP, primarily due to operating HEYDUDE for a full quarter in 2023, which includes a higher percentage of end-of-season clearance activity in the first half of the quarter, compared to the Partial Period in 2022.

Income from Operations. Income from operations for the HEYDUDE segment was $76.6 million for the three months ended March 31, 2023, an increase of $61.0 million, or 389.3%, compared to the Partial Period in 2022. Gross profit increased $87.2 million, or 295.9%, in part due to prior year adjustments of $27.9 million to the fair value of inventory costs upon close of the acquisition and in part due to higher volumes, as described above. Foreign currency fluctuations slightly offset these increases.

SG&A for the HEYDUDE Brand segment increased $26.2 million, or 189.9%, compared to the Partial Period in 2022. This is primarily due to investments in marketing and talent made over the past year since the acquisition in February 2022.

Enterprise Corporate

During the three months ended March 31, 2023, total net costs within ‘Enterprise corporate’ decreased $1.2 million, or 2.0%, compared to the same period in 2022. This decrease was primarily due to lower costs in 2023 associated with the prior year HEYDUDE acquisition and integration, offset in part by increases in compensation costs from a larger investment in talent and increases from costs associated with the discontinuation of an information technology project.

Store Locations and Digital Sales Percentage

The tables below illustrate the overall change in the number of our company-operated retail locations by reportable operating segment for the three months ended March 31, 2023:

	December 31, 2022	Opened	Closed	March 31, 2023
Company-operated retail locations:
North America	171	1	—	172
Asia Pacific	151	2	1	152
EMEALA	18	—	3	15
Total Crocs Brand	340	3	4	339
HEYDUDE Brand	5	3	—	8
Total	345	6	4	347

Digital sales, which includes sales through our company-owned websites, third party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Three Months Ended March 31,
	2023	2022
Digital sales as a percent of total revenues:
Crocs Brand	30.1%	32.8%
HEYDUDE Brand (1)	30.1%	25.9%
Total	30.1%	31.6%
(1) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the three months ended March 31, 2022 represent results during the Partial Period.

Direct-to-consumer (“DTC”) comparable sales were as follows:

	Constant Currency (1)
	Three Months Ended March 31,
	2023	2022
Direct-to-consumer comparable sales: (2)
Crocs Brand	19.2%	16.6%
HEYDUDE Brand (3)	40.6%	N/A
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
(3) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. As such, in the three months ended March 31, 2022, we did not disclose DTC comparable sales for the HEYDUDE Brand.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of March 31, 2023 was:

March 31, 2023
(in thousands)
Cash and cash equivalents	$125,687
Available borrowings	550,719

As of March 31, 2023, we had $125.7 million in cash and cash equivalents and up to $550.7 million of available borrowings, including $548.7 million of remaining borrowing availability under the Revolving Facility (as defined below) and $2.0 million of remaining borrowing availability under the Asia revolving facilities. As of March 31, 2023, the Term Loan B Facility (as defined below) was fully drawn and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of March 31, 2023 without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of March 31, 2023, we held $84.2 million of our total $125.7 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $84.2 million, $4.4 million could potentially be restricted by local laws.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of March 31, 2023, we were in compliance with all financial covenants under the Credit Agreement.

As of March 31, 2023, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At March 31, 2023, we had $200.0 million in outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of March 31, 2023 and December 31, 2022, we had $548.7 million and $748.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures November 2027.

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

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30, 2022, with the remaining principal amount due on February 17, 2029, the maturity date. As of March 31, 2023, we had $1,425.0 million in outstanding principal and the Term Loan B Facility was fully drawn with no remaining borrowing capacity.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2023, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the three months ended March 31, 2023, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), which matured in January 2023 and provided up to 10.0 million RMB, or $1.5 million using current exchange rates as of January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of March 31, 2023, we had borrowings outstanding of $13.0 million on the Citibank Facility, which are due between May 2023 and September 2023. As of December 31, 2022, we had no outstanding borrowings on the CMBC Facility, and we had borrowings outstanding of $4.3 million on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2023, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Three Months Ended March 31,		$ Change	% Change
	2023	2022	Favorable (Unfavorable)
	(in thousands)
Cash provided by (used in) operating activities	$9,931	$(68,765)	$78,696	114.4%
Cash used in investing activities	(27,581)	(2,071,466)	2,043,885	98.7%
Cash provided by (used in) financing activities	(52,306)	2,099,484	(2,151,790)	(102.5)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,000	(810)	4,810	593.8%
Net change in cash, cash equivalents, and restricted cash	$(65,956)	$(41,557)	$(24,399)	(58.7)%

Operating Activities. Cash provided by operating activities consists of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities increased $78.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven by higher net income, adjusted for non-cash items, of $75.9 million and increases in operating assets and liabilities of $2.8 million, primarily due to inventory.

Investing Activities. There was a $2,043.9 million decrease in cash used in investing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease is primarily due to the cash paid for the acquisition, net of cash acquired, in the three months ended March 31, 2022 that did not recur in the current year. Refer to Note 14 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Financing Activities. Cash provided by financing activities decreased by $2,151.8 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a decrease of $2,025.5 million in proceeds from borrowings, which includes borrowings under the Term Loan B Facility of $2.0 billion used to fund the acquisition of HEYDUDE in part during the three months ended March 31, 2022 that did not recur in the current year. Additionally, there was an increase of $171.0 million in repayments of borrowings, an increase of $4.1 million in repurchases of common stock for tax withholding, and a decrease in cash provided by financing activities of $0.1 million. The overall decrease was offset by a $48.9 million decrease in deferred debt issuance costs.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than (i) borrowings and repayments on the Term Loan B Facility, Revolving Facility, and Asia revolving credit facilities and (ii) future lease payments of approximately $111 million through 2033, as described in Note 4 — Leases in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2023, other than certain purchase commitments, which are described in Note 12 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

For a complete discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 2 — Recent Accounting Pronouncements in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. There have been no other significant changes in our critical accounting policies or their application since December 31, 2022.

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

Borrowings under our Term Loan B Facility and Revolving Facility bear interest at a variable rate and are therefore subject to risk based upon prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

As of March 31, 2023, we had borrowings with a face value of $2,338.0 million, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under our Revolving Facility and Asia revolving credit facilities. We also had $1.3 million in outstanding letters of credit under our Revolving Facility as of March 31, 2023. As of December 31, 2022, we had long-term borrowings with a face value of $2,379.3 million and $1.3 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would have increased interest expense by $4.2 million for the three months ended March 31, 2023.

Foreign Currency Exchange Risk

Changes in exchange rates have a direct effect on our reported U.S. Dollar condensed consolidated financial statements because we translate the operating results and financial position of our international subsidiaries to U.S. Dollars using current period exchange rates. Specifically, we translate the statements of income of our foreign subsidiaries into the U.S. Dollar reporting currency using exchange rates in effect during each reporting period. As a result, comparisons of reported results between reporting periods may be impacted significantly due to differences in the exchange rates in effect at the time such exchange rates are used to translate the operating results of our international subsidiaries.

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the three months ended March 31, 2023 by $3.3 million and $1.3 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, as defined in “Known or Anticipated Trends” in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward foreign exchange contracts to buy or sell various foreign currencies. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 6 — Derivative Financial Instruments in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As of March 31, 2023, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $144.3 million. The fair value of these contracts at March 31, 2023 was an asset of $0.3 million and a liability of $0.5 million.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of March 31, 2023, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $0.2 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of income for the three months ended March 31, 2023 and 2022.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

In the three months ended March 31, 2022, we closed the Acquisition, as discussed in Note 14 — Acquisition of HEYDUDE, and as such, we are in the process of integrating HEYDUDE into our overall internal control over financial reporting and will include HEYDUDE in Management’s Evaluation of Disclosure Controls and Procedures for the year ending December 31, 2023. This process may result in changes to our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 12 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

CROCS, INC.

Date: April 27, 2023	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer