Form 10-Q
period 2023-06-30
Crocs, Inc.
filed 2023-07-27
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of July 20, 2023, Crocs, Inc. had 61,644,258 shares of its common stock, par value $0.001 per share, outstanding.

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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2023

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$1,072,367	$964,581	$1,956,533	$1,624,729
Cost of sales	451,060	466,848	858,856	802,072
Gross profit	621,307	497,733	1,097,677	822,657
Selling, general and administrative expenses	302,818	249,769	544,260	456,016
Income from operations	318,489	247,964	553,417	366,641
Foreign currency gains (losses), net	551	(1,202)	148	(722)
Interest income	548	86	719	188
Interest expense	(43,063)	(32,963)	(85,700)	(52,215)
Other income (expense), net	717	419	424	(528)
Income before income taxes	277,242	214,304	469,008	313,364
Income tax expense	64,830	53,989	107,053	80,289
Net income	$212,412	$160,315	$361,955	$233,075
Net income per common share:
Basic	$3.42	$2.60	$5.84	$3.84
Diluted	$3.39	$2.58	$5.78	$3.79
Weighted average common shares outstanding:
Basic	62,037	61,590	61,937	60,712
Diluted	62,603	62,236	62,616	61,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$212,412	$160,315	$361,955	$233,075
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	223	—	(156)	—
Reclassification adjustment for realized (gains) losses on derivative instruments	217	—	600	—
Net increase (decrease) from derivatives designated as hedging instruments	440	—	444	—
Foreign currency translation gains (losses), net	1,190	(26,352)	5,143	(36,503)
Total comprehensive income, net of tax	$214,042	$133,963	$367,542	$196,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$166,235	$191,629
Restricted cash - current	2	2
Accounts receivable, net of allowances of $34,385 and $24,493, respectively	409,594	295,594
Inventories	436,269	471,551
Income taxes receivable	2,331	14,752
Other receivables	27,991	18,842
Prepaid expenses and other assets	58,794	33,605
Total current assets	1,101,216	1,025,975
Property and equipment, net of accumulated depreciation and amortization of $110,510 and $97,136, respectively	213,844	181,529
Intangible assets, net of accumulated amortization of $136,490 and $125,014, respectively	1,795,876	1,800,167
Goodwill	711,570	714,814
Deferred tax assets, net	539,545	528,278
Restricted cash	3,348	3,254
Right-of-use assets	228,076	239,905
Other assets	9,650	7,875
Total assets	$4,603,125	$4,501,797
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,909	$230,821
Accrued expenses and other liabilities	241,530	239,424
Income taxes payable	84,845	89,211
Current borrowings	20,000	24,362
Current operating lease liabilities	57,656	57,456
Total current liabilities	665,940	641,274
Deferred tax liabilities, net	301,902	302,030
Long-term income taxes payable	231,577	224,837
Long-term borrowings	2,007,485	2,298,027
Long-term operating lease liabilities	204,088	215,119
Other liabilities	2,443	2,579
Total liabilities	3,413,435	3,683,866
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 250.0 million shares authorized, 109.9 million and 109.5 million issued, 62.1 million and 61.7 million outstanding, respectively	110	110
Treasury stock, at cost, 47.8 million and 47.7 million shares, respectively	(1,707,136)	(1,695,501)
Additional paid-in capital	813,466	797,614
Retained earnings	2,181,154	1,819,199
Accumulated other comprehensive loss	(97,904)	(103,491)
Total stockholders’ equity	1,189,690	817,931
Total liabilities and stockholders’ equity	$4,603,125	$4,501,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	62,023	$110	47,813	$(1,705,896)	$805,078	$1,968,742	$(99,534)	$968,500
Share-based compensation	—	—	—	—	8,388	—	—	8,388
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	44	—	12	(1,240)	—	—	—	(1,240)
Net income	—	—	—	—	—	212,412	—	212,412
Other comprehensive income	—	—	—	—	—	—	1,630	1,630
Balance at June 30, 2023	62,067	$110	47,825	$(1,707,136)	$813,466	$2,181,154	$(97,904)	$1,189,690

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	61,572	$109	47,658	$(1,690,312)	$774,562	$1,351,800	$(86,989)	$349,170
Share-based compensation	—	—	—	—	9,300	—	—	9,300
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	55	—	9	(468)	—	—	—	(468)
Net income	—	—	—	—	—	160,315	—	160,315
Other comprehensive loss	—	—	—	—	—	—	(26,352)	(26,352)
Balance at June 30, 2022	61,627	$109	47,667	$(1,690,780)	$783,862	$1,512,115	$(113,341)	$491,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,749	$110	47,730	$(1,695,501)	$797,614	$1,819,199	$(103,491)	$817,931
Share-based compensation	—	—	—	—	15,852	—	—	15,852
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	318	—	95	(11,635)	—	—	—	(11,635)
Net income	—	—	—	—	—	361,955	—	361,955
Other comprehensive income	—	—	—	—	—	—	5,587	5,587
Balance at June 30, 2023	62,067	$110	47,825	$(1,707,136)	$813,466	$2,181,154	$(97,904)	$1,189,690

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	58,330	$106	47,583	$(1,684,262)	$496,036	$1,279,040	$(76,838)	$14,082
Share-based compensation	—	—	—	—	17,575	—	—	17,575
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	445	—	84	(6,518)	(142)	—	—	(6,660)
Share issuance at Acquisition	2,852	3	—	—	270,393	—	—	270,396
Net income	—	—	—	—	—	233,075	—	233,075
Other comprehensive loss	—	—	—	—	—	—	(36,503)	(36,503)
Balance at June 30, 2022	61,627	$109	47,667	$(1,690,780)	$783,862	$1,512,115	$(113,341)	$491,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$361,955	$233,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,780	16,754
Operating lease cost	36,592	30,887
Share-based compensation	15,852	17,575
Other non-cash items (1)	769	7,077
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(113,838)	(181,154)
Inventories	34,884	(121,452)
Prepaid expenses and other assets	(32,413)	(9,309)
Accounts payable, accrued expenses and other liabilities	27,819	85,091
Right-of-use assets and operating lease liabilities	(35,176)	(29,927)
Income taxes	8,389	36,127
Cash provided by operating activities	330,613	84,744
Cash flows from investing activities:
Purchases of property, equipment, and software	(51,645)	(56,744)
Acquisition of HEYDUDE, net of cash acquired	—	(2,040,265)
Other	—	(20)
Cash used in investing activities	(51,645)	(2,097,029)
Cash flows from financing activities:
Proceeds from borrowings	214,634	2,240,677
Repayments of borrowings	(513,703)	(195,000)
Deferred debt issuance costs	(612)	(51,395)
Repurchases of common stock for tax withholding	(11,636)	(6,756)
Other	—	95
Cash provided by (used in) financing activities	(311,317)	1,987,621
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7,049	(1,690)
Net change in cash, cash equivalents, and restricted cash	(25,300)	(26,354)
Cash, cash equivalents, and restricted cash—beginning of period	194,885	216,925
Cash, cash equivalents, and restricted cash—end of period	$169,585	$190,571
(1) Amounts for the six months ended June 30, 2022 have been reclassified to conform to current period presentation.
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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the six months ended June 30, 2023, other than with respect to the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements.

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

Condensed Consolidated Statements of Cash Flows - Supplemental Disclosures

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash paid for interest	$81,354	$50,314
Cash paid for income taxes	102,107	45,186
Cash paid for operating leases	35,259	29,411

Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$19,062	$52,837
Accrued purchases of property, equipment, and software	20,657	5,038
Share issuance at Acquisition (1)	—	270,396
Accrued additional consideration for Acquisition	—	6,616
(1) On February 17, 2022 (the “Acquisition Date”), we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”), pursuant to a securities purchase agreement (the “SPA”) entered into on December 22, 2021.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Income Taxes

The CHIPS and Science Act of 2022 (“CHIPS”) and the Inflation Reduction Act of 2022 (“IRA”) were signed into law on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The corporate alternative minimum tax and stock repurchase excise tax were effective as of January 1, 2023 and are the main provisions that are applicable to us. The Company is currently monitoring the impact of both the CHIPS and IRA but does not expect that any of the provisions included in these acts would result in a material impact to our deferred tax assets, liabilities, or income taxes payable.

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

Other new pronouncements issued but not effective until after June 30, 2023 are not expected to have a material impact on our condensed consolidated financial statements.

3. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation and benefits	$44,718	$55,474
Professional services	50,101	45,351
Fulfillment, freight, and duties	27,754	41,646
Return liabilities	32,503	27,651
Sales/use and value added taxes payable	32,247	27,249
Royalties payable and deferred revenue	9,892	10,528
Accrued rent and occupancy	9,830	8,972
Accrued legal fees (1)	4,381	2,602
Other (1) (2)	30,104	19,951
Total accrued expenses and other liabilities	$241,530	$239,424
(1) Amounts as of December 31, 2022 have been reclassified to conform to current period presentation.
(2) At June 30, 2023, includes $12.5 million in accrued capital expenditures, primarily for distribution and logistics projects.

4. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	June 30, 2023	December 31, 2022
	(in thousands)
Assets:
Right-of-use assets	$228,076	$239,905
Liabilities:
Current operating lease liabilities	$57,656	$57,456
Long-term operating lease liabilities	204,088	215,119
Total operating lease liabilities	$261,744	$272,575

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of income were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$18,393	$16,656	$36,592	$30,887
Short-term lease cost	4,192	2,371	7,234	5,003
Variable lease cost	14,570	12,013	20,118	16,565
Total lease costs	$37,155	$31,040	$63,944	$52,455

The weighted average remaining lease term and discount rate related to our lease liabilities as of June 30, 2023 were 6.6 years and 4.1%, respectively. As of June 30, 2022, the weighted average remaining lease term and discount rate related to our lease liabilities were 7.5 years and 3.6%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of June 30, 2023
(in thousands)
2023 (remainder of year)	$30,083
2024	58,398
2025	43,463
2026	36,006
2027	30,639
Thereafter	100,593
Total future minimum lease payments	299,182
Less: imputed interest	(37,438)
Total operating lease liabilities	$261,744

Leases That Have Not Yet Commenced

As of June 30, 2023, we had significant obligations for a lease not yet commenced related to a new HEYDUDE distribution center in Las Vegas, Nevada. The total contractual commitment related to the lease, with payments expected to begin in the third quarter of 2023 and continue through December 2033, is approximately $111 million.

5. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at June 30, 2023 and December 31, 2022. The fair values of our derivative instruments were an insignificant asset and an insignificant liability at both June 30, 2023 and December 31, 2022. See Note 6 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, current accrued expenses and other liabilities, and our Asia revolving facilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility (as defined below) and the Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at June 30, 2023 and December 31, 2022 based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of June 30, 2023 and December 31, 2022 were:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$1,180,000	$1,184,425	$1,675,000	$1,642,547
2029 Notes	350,000	298,190	350,000	297,596
2031 Notes	350,000	280,900	350,000	284,240
Revolving Facility	200,000	200,000	—	—

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of June 30, 2023 or December 31, 2022.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at June 30, 2023 and December 31, 2022. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

As of June 30, 2023, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of income.

We also have cash flow hedges (“hedged derivatives”) as of June 30, 2023. We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the condensed consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the condensed consolidated statement of income, which is consistent with the nature of the hedged transaction. During the three and six months ended June 30, 2023, there was a loss of $0.3 million and $0.8 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a gain of approximately $0.1 million will be reclassified to our condensed consolidated statement of income.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets, were:

	June 30, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$940	$(1,114)	$345	$(360)
Hedged derivatives:
Cash flow foreign currency contracts	212	(85)	348	(1,116)
Total derivatives	1,152	(1,199)	693	(1,476)
Netting of counterparty contracts	(1,101)	1,101	(345)	345
Total derivatives, net of counterparty contracts	$51	$(98)	$348	$(1,131)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	June 30, 2023		December 31, 2022
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
Singapore Dollar	$38,192	$(675)	$26,760	$207
Indian Rupee	9,656	(44)	24,945	(10)
South Korean Won	21,693	51	18,403	(320)
British Pound Sterling	9,285	(283)	14,509	128
Japanese Yen	10,966	889	8,953	9
Euro	8,059	(112)	5,068	(29)
Total non-hedged derivatives	97,851	(174)	98,638	(15)
Hedged derivatives:
Euro	26,011	211	51,914	(360)
British Pound Sterling	12,652	(74)	23,025	235
South Korean Won	6,047	1	12,285	(756)
Indian Rupee	6,195	(11)	7,203	113
Total hedged derivatives	50,905	127	94,427	(768)
Total derivatives	$148,756	$(47)	$193,065	$(783)

Latest maturity date, non-hedged derivatives	July 2023		April 2023
Latest maturity date, hedged derivatives	September 2023		June 2023

Amounts reported in ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of income include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Non-hedged derivatives:
Foreign currency transaction gains (losses)	$402	$(3,135)	$(369)	$(4,052)
Foreign currency forward exchange contracts gains	149	1,933	517	3,330
Foreign currency gains (losses), net	$551	$(1,202)	$148	$(722)

7. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	June 30, 2023	December 31, 2022
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			1,180,000	1,675,000
Revolving Facility				200,000	—
Total face value of long-term borrowings				2,080,000	2,375,000
Less:
Unamortized issuance costs				52,515	56,973
Current portion of long-term borrowings (1)				20,000	20,000
Total long-term borrowings				$2,007,485	$2,298,027
(1) Represents the current portion of the borrowings under the Term Loan B facility.

At June 30, 2023 and December 31, 2022, $10.3 million and $10.8 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2023, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2023, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At June 30, 2023, we had $200.0 million in outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of June 30, 2023 and December 31, 2022, we had $548.7 million and $748.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures November 2027.

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

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30, 2022, with the remaining principal amount due on February 17, 2029, the maturity date. As of June 30, 2023, we had $1,180.0 million in outstanding principal and the Term Loan B Facility was fully drawn with no remaining borrowing capacity.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2023, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the six months ended June 30, 2023, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), which matured in January 2023 and provided up to 10.0 million RMB, or $1.5 million using current exchange rates as of January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of June 30, 2023, we had no borrowings outstanding on the Citibank Facility. As of December 31, 2022, we had no outstanding borrowings on the CMBC Facility, and we had borrowings outstanding of $4.3 million on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2023, we were in compliance with all financial covenants under the Notes.

8. COMMON STOCK REPURCHASE PROGRAM

During the three and six months ended June 30, 2023 and 2022, we did not repurchase any shares of our common stock.

As of June 30, 2023, we had remaining authorization to repurchase approximately $1,050.0 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

In July 2023, we repurchased 0.4 million shares of our common stock at a cost of $50.0 million, including commissions.

9. REVENUES

Revenues by channel and brand were:

	Three Months Ended June 30, 2023
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$407,342	$148,825	$556,167
Direct-to-consumer	425,608	90,592	516,200
Total revenues	$832,950	$239,417	$1,072,367

	Three Months Ended June 30, 2022
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$392,511	$162,499	$555,010
Direct-to-consumer	339,705	69,866	409,571
Total revenues	$732,216	$232,365	$964,581

Year to Date

	Six Months Ended June 30, 2023
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$817,905	$316,688	$1,134,593
Direct-to-consumer	663,823	158,117	821,940
Total revenues	$1,481,728	$474,805	$1,956,533

	Six Months Ended June 30, 2022
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$736,768	$249,418	$986,186
Direct-to-consumer	540,673	97,870	638,543
Total revenues	$1,277,441	$347,288	$1,624,729

For information on revenues by reportable operating segment, see Note 13 — Operating Segments and Geographic Information.

10. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except effective tax rate)
Income before income taxes	$277,242	$214,304	$469,008	$313,364
Income tax expense	64,830	53,989	107,053	80,289
Effective tax rate	23.4%	25.2%	22.8%	25.6%

The decrease in the effective tax rate for the three months ended June 30, 2023, compared to the same period in 2022, was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $224.7 million and $219.4 million at June 30, 2023 and December 31, 2022, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

During the six months ended June 30, 2023, income tax expense increased $26.8 million compared to the same period in 2022. The effective tax rate for the six months ended June 30, 2023 was 22.8% compared to an effective tax rate of 25.6% for the same period in 2022, a 2.8% decrease. This decrease in the effective tax rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

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

11. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the six months ended June 30, 2023 and 2022 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net income	$212,412	$160,315	$361,955	$233,075
Denominator:
Weighted average common shares outstanding - basic	62,037	61,590	61,937	60,712
Plus: Dilutive effect of stock options and unvested restricted stock units	566	646	679	859
Weighted average common shares outstanding - diluted	62,603	62,236	62,616	61,571

Net income per common share:
Basic	$3.42	$2.60	$5.84	$3.84
Diluted	$3.39	$2.58	$5.78	$3.79

In the three and six months ended June 30, 2023 and 2022, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2023, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $279.4 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

For all claims and disputes, we have accrued estimated losses of $2.5 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of June 30, 2023. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of June 30, 2023, we estimated that reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by an insignificant amount.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenues:
North America	$474,558	$422,936	$825,866	$742,386
Asia Pacific	198,257	148,889	338,259	244,737
EMEALA	160,135	160,377	317,602	290,297
Brand corporate	—	14	1	21
Total Crocs Brand	832,950	732,216	1,481,728	1,277,441
HEYDUDE Brand (1)	239,417	232,365	474,805	347,288
Total consolidated revenues	$1,072,367	$964,581	$1,956,533	$1,624,729
Income from operations:
North America	$214,557	$177,363	$342,340	$306,974
Asia Pacific	76,837	51,432	133,442	81,537
EMEALA	61,129	53,385	126,905	88,314
Brand corporate	(34,839)	(28,259)	(66,996)	(58,968)
Total Crocs Brand	317,684	253,921	535,691	417,857
HEYDUDE Brand (1)	65,509	41,666	142,129	57,324
Reconciliation of total segment income from operations to income before income taxes:
Enterprise corporate	(64,704)	(47,623)	(124,403)	(108,540)
Income from operations	318,489	247,964	553,417	366,641
Foreign currency gains (losses), net	551	(1,202)	148	(722)
Interest income	548	86	719	188
Interest expense	(43,063)	(32,963)	(85,700)	(52,215)
Other income (expense), net	717	419	424	(528)
Income before income taxes	$277,242	$214,304	$469,008	$313,364

Depreciation and amortization:
North America	$4,418	$2,589	$8,785	$4,809
Asia Pacific	669	497	1,299	1,020
EMEALA	1,351	696	2,581	1,420
Brand corporate	661	179	1,871	365
Total Crocs Brand	7,099	3,961	14,536	7,614
HEYDUDE Brand (1)	3,562	2,806	7,068	5,250
Enterprise corporate	1,983	2,092	4,176	3,890
Total consolidated depreciation and amortization	$12,644	$8,859	$25,780	$16,754
(1) We acquired HEYDUDE on February 17, 2022 and in connection therewith added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the six months ended June 30, 2022 represent results during the partial period beginning February 17, 2022 through June 30, 2022.

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

The Cash Consideration was financed via the Company’s entry into the $2.0 billion Term Loan B Facility and $50.0 million of borrowings under the Revolving Facility. As a result of the Acquisition, HEYDUDE became wholly owned by Crocs, Inc. Accordingly, the results of HEYDUDE are included in our condensed consolidated financial statements from the Acquisition Date and are reported in the HEYDUDE Brand operating segment. HEYDUDE contributed revenue of $347.3 million and income from operations of $57.3 million from the Acquisition Date through June 30, 2022.

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

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the Acquisition Date:

February 17, 2022
(in thousands)
Cash and cash equivalents	$6,232
Accounts receivable, net	68,698
Inventories	155,773
Prepaid expenses and other assets	7,880
Intangible assets	1,780,000
Goodwill	710,034
Right-of-use assets	2,844
Accounts payable	(30,017)
Accrued expenses and other liabilities	(18,860)
Income taxes payable	(30,572)
Long-term deferred tax liability	(312,656)
Long-term income taxes payable	(13,004)
Operating lease liabilities	(2,843)
Net assets acquired	$2,323,509

Intangible Assets

The components of intangible assets acquired in connection with the Acquisition were as follows:

	Weighted-Average Useful Life	Amortization Method	Estimated Fair Value
			(in thousands)
Customer relationships	15	Straight-line	$210,000
Trademark	Indefinite	—	1,570,000
Total intangible assets			$1,780,000

Goodwill

The excess of the purchase price over the fair value of the acquired business's net assets represents goodwill. The goodwill amount of $710.0 million at June 30, 2023 includes an aggregate adjustment of $3.3 million recorded in the three months ended March 31, 2023 as a result of changes to preliminary valuation estimates. The purchase price allocation was finalized during the three months ended March 31, 2023.

Goodwill largely consists of the acquired workforce and economies of scale resulting from the Acquisition. The total goodwill amount acquired was assigned to the HEYDUDE operating segment. None of the goodwill will be deductible for income tax purposes.

Escrow and Holdback Amounts

Additionally, $125.0 million of the Cash Consideration (the “Escrow Amount”) was placed in an escrow account to partially secure the indemnification obligations of the sellers. The Escrow Amount will be released to the sellers after the date that is 18 months after the Acquisition Date, less any amounts that have been released to compensate the Company and any amounts for claims that were noticed prior to the date that is 18 months after the Acquisition Date but not yet resolved by that date, as provided in the SPA. As of June 30, 2023, certain receivables had been recorded related to the Escrow Amount. Further, $8.5 million of the Cash Consideration (the “Adjustment Holdback Amount”) was held back and retained as security (but not as the sole source of recovery) for any downward adjustments to the purchase price made in accordance with the SPA. During the year ended December 31, 2022, the Adjustment Holdback Amount was paid to the sellers.

Acquisition-related Costs

Costs incurred to complete the Acquisition are expensed as incurred and included in ‘Selling, general, and administrative expenses’ in our condensed consolidated statement of income. During the six months ended June 30, 2023, no Acquisition-related costs were recognized. During the six months ended June 30, 2022, $20.6 million of Acquisition-related costs were recognized.

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three and six months ended June 30, 2022 combines the historical results of Crocs and HEYDUDE, assuming that the companies were combined as of January 1, 2021 and include business combination accounting effects from the Acquisition, including amortization charges from acquired intangible assets, adjustments to the fair value of inventory, interest expense on the financing transactions used to fund the Acquisition, and Acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2021.

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
	(in thousands)
Revenues	$964,558	$1,715,035
Net income	187,630	302,722

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•We acquired HEYDUDE in February 2022. Since the closing of the acquisition, we have acquired new customers and gained share in strategic wholesale accounts. We have also expanded the HEYDUDE Brand internationally, specifically in Europe, where we have begun testing in a few direct markets, including the United Kingdom, Germany, and the Netherlands, as well as a few distributor markets. Additionally, we continue to make progress towards our two main integration efforts for HEYDUDE in 2023, the construction of a new distribution center in Las Vegas, Nevada and the implementation of a new Enterprise Resource Planning (“ERP”) system. While we still anticipate annual revenue growth for the brand compared to the prior year, we are seeing some headwinds from non-comparable sales due to rapid expansion to U.S. strategic customers in 2022 and the discontinuation of relationships with smaller customers, a more cautious wholesale partner based on the overall market outlook, and constrained distribution capabilities as a result of our ERP and warehouse transition.
•While overall we have seen evidence as to the underlying strength and growth potential of both the Crocs and HEYDUDE brands, we remain cautious relative to consumer confidence. However, amidst a more challenging economic landscape, we believe we are well positioned to gain market share.
•Foreign currency fluctuations resulting in a stronger U.S. Dollar (“USD”) have impacted, and we expect will continue to impact, our business, contributing to, among other things, increased cost of sales. A stronger USD also results in costs for foreign goods purchased in USD but recognized in foreign currencies (“purchasing power”) that are unfavorable.
•Our liquidity position remains strong with $166.2 million in cash and cash equivalents and $563.7 million in available borrowing capacity as of June 30, 2023. In the six months ended June 30, 2023, we paid down $299.1 million of net borrowings, reducing total borrowings to $2.03 billion as of June 30, 2023. We also resumed our share repurchase program in July 2023, repurchasing $50.0 million of our common stock.

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

Second Quarter 2023 Financial and Operational Highlights

Revenues were $1,072.4 million for the second quarter of 2023, an 11.2% increase compared to the second quarter of 2022. The increase was due to the net effects of: (i) higher unit sales volume in both brands, which increased revenues by $92.1 million, or 9.5%; (ii) higher average selling price on a constant currency basis (“ASP”), which increased revenues by $23.7 million, or 2.5%, driven primarily by increased pricing and favorable channel mix for the Crocs Brand, partially offset by increased promotions for the HEYDUDE Brand; and (iii) unfavorable changes in exchange rates, which decreased revenues by $8.0 million, or 0.8%.

The following were significant developments affecting our businesses and capital structure during the three months ended June 30, 2023:

•We grew revenues in both brands, with the largest gains over prior year in our direct-to-consumer (“DTC”) channel. For the Crocs Brand, the increase in revenues was led by our Asia Pacific segment, which grew revenues by 33.2%, or 39.0% on a constant currency basis, and our North America segment, which grew revenues by 12.2%, or 12.5% on a constant currency basis, compared to the second quarter of 2022. Revenues for our EMEALA segment slightly decreased by 0.2%, or 1.4% on a constant currency basis. HEYDUDE Brand revenues increased 3.0%.
•We sold 33.0 million pairs of shoes for the Crocs Brand in the second quarter of 2023, an increase of 1.8% from the second quarter of 2022. We sold 8.3 million pairs of shoes for the HEYDUDE Brand in the second quarter of 2023, an increase of 3.6% compared to the second quarter of 2022.
•Gross margin was 57.9%, an increase of 630 basis points from last year’s second quarter. This was in part due to higher air freight incurred in the prior year due to supply chain disruptions, as well as 360 basis points from adjustments in the prior year to the fair value of inventory costs upon the close of the acquisition of HEYDUDE.
•Selling, general and administrative expenses (“SG&A”) was $302.8 million compared to $249.8 million in the second quarter of 2022, as a result of investments in talent in both brands and an increase in marketing expense. As a percent of revenues, SG&A increased to 28.2% of revenues compared to 25.9% of revenues in the second quarter of 2022.
•Income from operations increased to $318.5 million from $248.0 million in last year’s second quarter. Net income was $212.4 million, or $3.39 per diluted share, compared to $160.3 million, or $2.58 per diluted share, in last year’s second quarter.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2023	2022	2023	2022		Q2 2023-2022		YTD 2023-2022
	(in thousands, except per share, margin, and average selling price data)
Revenues	$1,072,367	$964,581	$1,956,533	$1,624,729		11.2%		20.4%
Cost of sales	451,060	466,848	858,856	802,072		3.4%		(7.1)%
Gross profit	621,307	497,733	1,097,677	822,657		24.8%		33.4%
Selling, general and administrative expenses	302,818	249,769	544,260	456,016		(21.2)%		(19.4)%
Income from operations	318,489	247,964	553,417	366,641		28.4%		50.9%
Foreign currency gains (losses), net	551	(1,202)	148	(722)		145.8%		120.5%
Interest income	548	86	719	188		537.2%		282.4%
Interest expense	(43,063)	(32,963)	(85,700)	(52,215)		(30.6)%		(64.1)%
Other income (expense), net	717	419	424	(528)		71.1%		180.3%
Income before income taxes	277,242	214,304	469,008	313,364		29.4%		49.7%
Income tax expense	64,830	53,989	107,053	80,289		(20.1)%		(33.3)%
Net income	$212,412	$160,315	$361,955	$233,075		32.5%		55.3%
Net income per common share:
Basic	$3.42	$2.60	$5.84	$3.84		31.5%		52.1%
Diluted	$3.39	$2.58	$5.78	$3.79		31.4%		52.5%

Gross margin (1)	57.9%	51.6%	56.1%	50.6%	630	bp	550	bp
Operating margin (1)	29.7%	25.7%	28.3%	22.6%	400	bp	570	bp
Footwear unit sales:
Crocs Brand	32,975	32,396	63,627	58,011		1.8%		9.7%
HEYDUDE Brand (3)	8,290	8,002	17,220	12,106		3.6%		42.2%
Average footwear selling price - nominal basis (2):
Crocs Brand	$25.01	$22.39	$23.08	$21.82		11.7%		5.8%
HEYDUDE Brand (3)	$28.88	$29.04	$27.57	$28.69		(0.6)%		(3.9)%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units, as applicable.
(3) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the six months ended June 30, 2022 represent results during the Partial Period, as defined below. Additionally, ‘Footwear unit sales’ and ‘Average footwear selling price - nominal basis’ for the HEYDUDE Brand have been revised by an immaterial amount in the three and six months ended June 30, 2022 as a result of a calculation update.

Revenues By Channel

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2023	2022	2023	2022	Q2 2023-2022	YTD 2023-2022	Q2 2023-2022	YTD 2023-2022
	(in thousands)
Crocs Brand:
Wholesale	$407,342	$392,511	$817,905	$736,768	3.8%	11.0%	4.6%	12.9%
Direct-to-consumer	425,608	339,705	663,823	540,673	25.3%	22.8%	26.8%	24.4%
Total Crocs Brand	832,950	732,216	1,481,728	1,277,441	13.8%	16.0%	14.9%	17.8%
HEYDUDE Brand (2):
Wholesale	148,825	162,499	316,688	249,418	(8.4)%	27.0%	(8.5)%	27.4%
Direct-to-consumer	90,592	69,866	158,117	97,870	29.7%	61.6%	29.7%	61.6%
Total HEYDUDE Brand	239,417	232,365	474,805	347,288	3.0%	36.7%	2.9%	36.9%
Total consolidated revenues (2)	$1,072,367	$964,581	$1,956,533	$1,624,729	11.2%	20.4%	12.0%	21.8%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the six months ended June 30, 2022 represent results during the Partial Period.

The primary drivers of changes in revenue were:

	Three Months Ended June 30, 2023 vs. 2022
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$92,142	9.5%	$23,672	2.5%	$(8,028)	(0.8)%	$107,786	11.2%
(1) The change due to price is based on the change in ASP, as defined earlier in this section.

	Six Months Ended June 30, 2023 vs. 2022 (1)
	Volume		Price (2)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$340,413	21.0%	$14,768	0.9%	$(23,377)	(1.5)%	$331,804	20.4%
(1) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for total revenues include a comparison of HEYDUDE results for the six months ended June 30, 2023 to results during the Partial Period in 2022.
(2) The change due to price is based on the change in ASP.

Revenues. In the three months ended June 30, 2023, revenues increased compared to the same period in 2022. This was primarily due to higher volume in both brands. Higher ASP in the Crocs Brand, primarily due to increased pricing and favorable channel mix, was partially offset by lower ASP in the HEYDUDE Brand as a result of increased promotions. Unfavorable foreign currency fluctuations, most significantly in the Chinese Yuan and South Korean Won, slightly decreased revenues.

Revenues also increased in the six months ended June 30, 2023, driven by higher volume, driven in part by greater demand for both brands and driven in part by operating HEYDUDE for a full six months in 2023 compared to the partial period from the acquisition date of February 17, 2022 through June 30, 2022 (the “Partial Period”). Higher ASP in the Crocs Brand, primarily due to increased pricing, offset in part by higher promotions, was partially offset by lower ASP in the HEYDUDE Brand as a result of increased promotions. Unfavorable foreign currency fluctuations, most significantly the South Korean Won, Chinese Yuan, and Japanese Yen, decreased revenues.

Cost of sales. In the three months ended June 30, 2023, compared to the same period in 2022, cost of sales decreased $15.8 million, or 3.4%. This was primarily driven by lower average cost per unit on a constant currency basis (“AUC”) of $39.6 million, or 8.5%, primarily due to prior year adjustments of $34.3 million to the fair value of inventory costs upon close of the acquisition of HEYDUDE, and favorable foreign currency fluctuations of $8.2 million, or 1.8%. Higher volume increased cost of sales by $32.0 million, or 6.9%. In the three months ended June 30, 2023 and 2022, respectively, cost of sales includes $122.8 million and $125.6 million of distribution expenses primarily related to receiving, inspecting, warehousing, and packaging product in owned and third-party warehouses, combined with transportation costs associated with delivering products from distribution centers to wholesale partners, retail stores and end customers.

In the six months ended June 30, 2023, compared to the same period in 2022, cost of sales increased $56.8 million, or 7.1%, due to higher volume of $173.3 million, or 21.6%, offset in part by lower AUC of $99.8 million, or 12.4%, primarily due to prior year adjustments of $62.3 million to the fair value of inventory costs upon close of the acquisition of HEYDUDE. Favorable foreign currency fluctuations decreased cost of sales by $16.7 million, or 2.1%. In the six months ended June 30, 2023 and 2022, respectively, cost of sales includes $228.0 million and $222.6 million of distribution expenses primarily related to receiving, inspecting, warehousing, and packaging product in owned and third-party warehouses, combined with transportation costs associated with delivering products from distribution centers to wholesale partners, retail stores and end customers.

Gross profit. Gross margin increased in the three months ended June 30, 2023 to 57.9% compared to 51.6% in the same period in 2022. This was in part due to higher air freight incurred in the prior year, as well as 360 basis points from adjustments in the prior year to the fair value of inventory costs upon close of the acquisition of HEYDUDE.

Gross profit increased $123.6 million, or 24.8%, in the three months ended June 30, 2023 compared to the same period in 2022, due to higher volumes of $60.2 million, or 12.1%, and the net impact of lower AUC and higher ASP, as described above, of $63.2 million, or 12.7%. This was partially offset by insignificant unfavorable foreign currency changes.

Gross margin in the six months ended June 30, 2023 was 56.1% compared to 50.6% in 2022. This was due in part to 380 basis points from adjustments in the prior year to the fair value of inventory costs upon close of the acquisition of HEYDUDE, as well as higher air freight incurred in the prior year.

Gross profit increased $275.0 million, or 33.4%, in the six months ended June 30, 2023 compared to the same period in 2022, primarily as a result of higher volume of $167.1 million, or 20.3%, and the net impact of lower AUC and higher ASP, as described above, of $114.6 million, or 13.9%. This was partially offset by unfavorable foreign currency changes of $6.7 million, or 0.8%.

Selling, general and administrative expenses. SG&A increased $53.0 million, or 21.2%, in the three months ended June 30, 2023 compared to the same period in 2022. This is in part due to higher compensation expense of $13.9 million primarily associated with an investment in talent. There was also an increase in marketing expenses of $12.5 million and an increase in bad debt expense of $7.3 million, primarily related to prior year collections on previously reserved receivables in Russia that did not recur in the current year. Additionally, there was an increase of $19.3 million in other costs, including variable costs associated with higher revenues, information technology costs, and professional services fees.

SG&A expenses increased $88.2 million, or 19.4%, during the six months ended June 30, 2023 compared to the same period in 2022. We have continued to invest in marketing to fuel growth, with an increase of $32.6 million to SG&A, mostly associated with investments in marketing in the HEYDUDE Brand. Additionally, there were higher compensation costs of $30.7 million associated with variable expenses related to higher revenues in the DTC channel and an investment in talent. Various other costs, including legal, information technology costs, and variable costs associated with higher revenues, also increased SG&A by $50.0 million. These increases were offset in part by $25.1 million of lower costs in 2023 associated with the prior year HEYDUDE acquisition and integration.

Foreign currency gains (losses), net. Foreign currency gains (losses), net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended June 30, 2023, we recognized realized and unrealized net foreign currency gains of $0.6 million compared to losses of $1.2 million during the three months ended June 30, 2022.

During the six months ended June 30, 2023, we recognized realized and unrealized net foreign currency gains of $0.1 million compared to losses of $0.7 million during the six months ended June 30, 2022.

Income tax expense. During the three months ended June 30, 2023, income tax expense increased $10.8 million compared to the same period in 2022. The effective tax rate for the three months ended June 30, 2023 was 23.4% compared to an effective tax rate of 25.2% for the same period in 2022, a 1.8% decrease. This decrease in the effective tax rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

During the six months ended June 30, 2023, income tax expense increased $26.8 million compared to the same period in 2022. The effective tax rate for the six months ended June 30, 2023 was 22.8% compared to an effective tax rate of 25.6% for the same period in 2022, a 2.8% decrease. This decrease in the effective tax rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2023	2022	2023	2022	Q2 2023-2022	YTD 2023-2022	Q2 2023-2022	YTD 2023-2022
	(in thousands)
Revenues:
North America	$474,558	$422,936	$825,866	$742,386	12.2%	11.2%	12.5%	11.5%
Asia Pacific	198,257	148,889	338,259	244,737	33.2%	38.2%	39.0%	45.1%
EMEALA	160,135	160,377	317,602	290,297	(0.2)%	9.4%	(1.4)%	10.5%
Brand corporate	—	14	1	21	(100.0)%	(95.2)%	(100.0)%	(95.2)%
Crocs Brand revenues	832,950	732,216	1,481,728	1,277,441	13.8%	16.0%	14.9%	17.8%
HEYDUDE Brand revenues (2)	239,417	232,365	474,805	347,288	3.0%	36.7%	2.9%	36.9%
Total consolidated revenues	$1,072,367	$964,581	$1,956,533	$1,624,729	11.2%	20.4%	12.0%	21.8%

Income from operations:
North America	$214,557	$177,363	$342,340	$306,974	21.0%	11.5%	21.3%	11.7%
Asia Pacific	76,837	51,432	133,442	81,537	49.4%	63.7%	50.3%	67.4%
EMEALA	61,129	53,385	126,905	88,314	14.5%	43.7%	8.5%	40.8%
Brand corporate	(34,839)	(28,259)	(66,996)	(58,968)	(23.3)%	(13.6)%	(23.0)%	(13.8)%
Crocs Brand income from operations	317,684	253,921	535,691	417,857	25.1%	28.2%	24.2%	28.4%
HEYDUDE Brand income from operations (2)	65,509	41,666	142,129	57,324	57.2%	147.9%	57.0%	148.6%
Enterprise corporate	(64,704)	(47,623)	(124,403)	(108,540)	(35.9)%	(14.6)%	(35.9)%	(14.6)%
Total consolidated income from operations	$318,489	$247,964	$553,417	$366,641	28.4%	50.9%	27.5%	51.3%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the six months ended June 30, 2022 represent results during the Partial Period.

The primary drivers of changes in revenues by operating segment were:

	Three Months Ended June 30, 2023 vs. 2022
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Crocs Brand:
North America	$72,765	17.2%	$(19,696)	(4.7)%	$(1,447)	(0.3)%	$51,622	12.2%
Asia Pacific	22,015	14.8%	35,975	24.2%	(8,622)	(5.8)%	49,368	33.2%
EMEALA	(34,093)	(21.3)%	31,951	19.9%	1,900	1.2%	(242)	(0.2)%
HEYDUDE Brand	31,469	13.5%	(24,558)	(10.6)%	141	0.1%	7,052	3.0%
Total segment revenues	$92,156	9.5%	$23,672	2.5%	$(8,028)	(0.8)%	$107,800	11.2%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

	Six Months Ended June 30, 2023 vs. 2022
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Crocs Brand:
North America	$116,820	15.7%	$(30,927)	(4.2)%	$(2,413)	(0.3)%	$83,480	11.2%
Asia Pacific	53,046	21.7%	57,433	23.5%	(16,957)	(7.0)%	93,522	38.2%
EMEALA	(11,309)	(3.9)%	41,753	14.4%	(3,139)	(1.1)%	27,305	9.4%
HEYDUDE Brand (2)	181,876	52.4%	(53,491)	(15.4)%	(868)	(0.3)%	127,517	36.7%
Total segment revenues	$340,433	21.0%	$14,768	0.9%	$(23,377)	(1.5)%	$331,824	20.4%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the six months ended June 30, 2022 represent results during the Partial Period.

Crocs Brand

North America Operating Segment

Revenues. North America revenues increased in the three months ended June 30, 2023 compared to the same period in 2022, due primarily to higher volumes, driven by both channels, as we gained market share in a declining U.S. footwear market. This increase was offset in part by lower ASP as a result of an increase in promotions and unfavorable product mix.

The increase in North America revenues in the six months ended June 30, 2023 compared to the same period in 2022 is primarily due to an increase in volumes, driven by both channels, partially offset by lower ASP primarily as a result of an increase in promotions.

Income from Operations. Income from operations for our North America segment was $214.6 million for the three months ended June 30, 2023, an increase of $37.2 million, or 21.0%, compared to the same period in 2022. Gross profit increased by $44.7 million, or 17.4%, compared to prior year, mostly as a result of higher volume. Lower AUC also contributed to higher gross profit as a result of prior year air freight costs that did not recur in the current year, somewhat offset by product mix.

SG&A for our North America segment increased $7.5 million, or 9.5%, during the three months ended June 30, 2023 compared to the same period in 2022. This increase was primarily due to higher variable expenses, including compensation costs, related to higher revenues in the DTC channel.

During the six months ended June 30, 2023, income from operations for our North America segment was $342.3 million, an increase of $35.4 million, or 11.5%, compared to the same period in 2022. Gross profit increased $52.1 million, or 11.8%, primarily due to higher volumes. This was partially offset by a decrease due to lower ASP, due to increased promotions and product mix, that outpaced air freight cost savings in the current year.

SG&A for our North America segment increased $16.7 million, or 12.3%, during the six months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase in variable expenses, including compensation costs, related to higher revenues in the DTC channel.

Asia Pacific Operating Segment

Revenues. Revenues in our Asia Pacific segment increased 33.2% in the three months ended June 30, 2023 compared to the same period in 2022, and was up in most countries in the region, driven by growth in China, in part as a result of the relaxation of COVID-19 restrictions, and Australia, as well as growth in Southeast Asia, Japan, and South Korea. Higher ASP also contributed to higher revenues, primarily as a result of less discounting in the current quarter. These increases were partially offset by unfavorable foreign currency changes, most significantly in the Chinese Yuan and Korean Won.

Revenues in our Asia Pacific segment increased in the six months ended June 30, 2023 compared to the same period in 2022, as a result of ASP increases, as a result of less discounting, and volume increases. Unfavorable foreign currency fluctuations in most currencies, but most significantly the Korean Won, partially offset ASP and volume increases.

Income from Operations. Income from operations for the Asia Pacific segment was $76.8 million for the three months ended June 30, 2023, an increase of $25.4 million, or 49.4%, compared to the same period in 2022. Gross profit increased by $38.3 million, or 40.5%, as a result of higher ASP, as described above, and higher volumes, partially offset by unfavorable purchasing power impacting inventory costs and foreign currency translation changes.

SG&A for our Asia Pacific segment increased $12.9 million, or 29.8%, during the three months ended June 30, 2023 compared to the same period in 2022, primarily due to increased variable expenses associated with higher revenues.

Income from operations for the Asia Pacific segment was $133.4 million for the six months ended June 30, 2023, an increase of $51.9 million, or 63.7%, compared to the same period in 2022. Gross profit increased by $70.0 million, or 46.6%, primarily due to higher ASP, as described above, offset partially by higher AUC. Higher volume also increased gross profit, but changes in foreign currency partially offset these increases.

SG&A for our Asia Pacific segment increased $18.1 million, or 26.3%, in the six months ended June 30, 2023 compared to the same period in 2022, mostly due to increased variable expenses associated with higher revenues and investments in marketing.

EMEALA Operating Segment

Revenues. Revenues slightly decreased in the EMEALA segment in the three months ended June 30, 2023 compared to the same period in 2022, primarily as a result of decreased volume in our distributor markets due in part to the termination of our relationship with a significant distributor in Africa after finding evidence of product diversion to the gray market outside of its approved territories. This decrease was partially offset by higher ASPs, primarily due to increased pricing and fewer promotions, as well as favorable channel mix associated with lower distributor revenue, as described above. Favorable changes in foreign currency, primarily in the Euro, also increased revenues.

During the six months ended June 30, 2023, EMEALA revenues increased compared to the same period in 2022, due to higher ASP, offset in part by decreased volume, both of which are in part related to the termination of a relationship with a significant distributor in Africa, as described above. ASPs were also higher due to increased pricing and fewer promotions. Unfavorable foreign currency fluctuations in the Euro and Argentine Peso decreased revenues.

Income from Operations. Income from operations for the EMEALA segment was $61.1 million for the three months ended June 30, 2023, an increase of $7.7 million, or 14.5%, compared to the same period in 2022. Gross profit increased $13.0 million, or 17.2%, mostly as a result of higher ASP, as described above. Favorable foreign currency fluctuations, mainly in the Euro, also increased gross profit. These increases were offset in part by decreased volume.

SG&A for our EMEALA segment increased $5.3 million, or 23.6%, during the three months ended June 30, 2023 compared to the same period in 2022, primarily due to prior year collections on previously reserved receivables in Russia that did not recur in the current year.

Income from operations for the EMEALA segment was $126.9 million for the six months ended June 30, 2023, an increase of $38.6 million, or 43.7%, compared to the same period in 2022. Gross profit increased $41.1 million, or 30.6%, primarily due to higher ASPs.

SG&A for our EMEALA segment increased $2.5 million, or 5.4%, during the six months ended June 30, 2023 compared to the same period in 2022. This was primarily due to an increase in marketing costs, offset by decreases due to various costs associated with the prior year shutdown of our direct operations in Russia that did not recur in the current year.

Crocs Brand Corporate

During the three months ended June 30, 2023, total net costs within ‘Brand corporate’ increased $6.6 million, or 23.3%, compared to the same period in 2022, due primarily to investments in brand marketing.

During the six months ended June 30, 2023, total net costs within ‘Brand corporate’ increased $8.0 million, or 13.6%, compared to the same period in 2022, due primarily to investments in brand marketing.

HEYDUDE Brand

Revenues. For the three months ended June 30, 2023, revenues increased compared to 2022. The majority of this increase was due to higher volume, partially offset by lower ASP driven by increased promotions, primarily in our DTC channel, and gray market pressures from sales by unauthorized resellers, particularly in online marketplaces.

During the six months ended June 30, 2023, revenues increased compared to the Partial Period in 2022, primarily due to higher volume, driven in part by operating HEYDUDE for a full six months in 2023 compared to 2022, but also due to higher demand. Partially offsetting this increase was lower ASP driven by increased promotions, primarily in our DTC channel.

Income from Operations. Income from operations for the HEYDUDE segment was $65.5 million for the three months ended June 30, 2023, an increase of $23.8 million, or 57.2%, compared to 2022. Gross profit increased $37.4 million, or 49.6%, due in part to prior year adjustments of $34.3 million to the fair value of inventory costs upon close of the acquisition and in part due to higher volume, partially offset by lower ASP, as described above.

SG&A for the HEYDUDE Brand segment increased $13.6 million, or 40.2%, during the three months ended June 30, 2023 compared to the same period in 2022. This is primarily due to investments in marketing and talent made over the past year since the acquisition in February 2022.

Income from operations for the HEYDUDE segment was $142.1 million for the six months ended June 30, 2023, an increase of $84.8 million, or 147.9%, compared to the Partial Period in 2022. Gross profit increased $124.5 million, or 118.8%, in part due to higher volume, as described above, and in part due to prior year adjustments of $62.3 million to the fair value of inventory costs upon close of the acquisition. These increases were offset partially by lower ASP, as described above.

SG&A for the HEYDUDE Brand segment increased $39.7 million, or 83.7%, during the six months ended June 30, 2023 compared to the Partial Period in 2022. This is primarily due to investments in marketing and talent made over the past year since the acquisition in February 2022.

Enterprise Corporate

During the three months ended June 30, 2023, total net costs within ‘Enterprise corporate’ increased $17.1 million, or 35.9%, compared to the same period in 2022. This increase was primarily due to increases in compensation costs from a larger investment in talent and increased professional services costs, offset in part by lower costs in 2023 associated with the prior year HEYDUDE acquisition and integration.

During the six months ended June 30, 2023, total net costs within ‘Enterprise corporate’ increased $15.9 million, or 14.6%, compared to the same period in 2022. This was primarily due to increases in compensation costs, professional services costs, information technology costs, and costs associated with the discontinuation of an information technology project. These increases were offset in part by lower costs in 2023 associated with the prior year HEYDUDE acquisition and integration.

Store Locations and Digital Sales Percentage

The tables below illustrate the overall change in the number of our company-operated retail locations by reportable operating segment for the three and six months ended June 30, 2023:

	March 31, 2023	Opened	Closed	June 30, 2023
Company-operated retail locations:
North America	172	3	—	175
Asia Pacific	152	6	2	156
EMEALA	15	—	—	15
Total Crocs Brand	339	9	2	346
HEYDUDE Brand	8	1	—	9
Total	347	10	2	355

	December 31, 2022	Opened	Closed	June 30, 2023
Company-operated retail locations:
North America	171	4	—	175
Asia Pacific	151	8	3	156
EMEALA	18	—	3	15
Total Crocs Brand	340	12	6	346
HEYDUDE Brand	5	4	—	9
Total	345	16	6	355

Digital sales, which includes sales through our company-owned websites, third party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Digital sales as a percent of total revenues:
Crocs Brand	37.7%	37.2%	34.4%	35.3%
HEYDUDE Brand (1)	41.8%	31.5%	36.0%	29.6%
Total	38.6%	35.8%	34.8%	34.1%
(1) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the six months ended June 30, 2022 represent results during the Partial Period.

Direct-to-consumer (“DTC”) comparable sales were as follows:

	Constant Currency (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct-to-consumer comparable sales: (2)
Crocs Brand	19.5%	7.5%	20.5%	10.7%
HEYDUDE Brand (3)	20.2%	N/A	24.7%	N/A
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
(3) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. As such, in the three and six months ended June 30, 2022, we did not disclose DTC comparable sales for the HEYDUDE Brand.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of June 30, 2023 was:

June 30, 2023
(in thousands)
Cash and cash equivalents	$166,235
Available borrowings	563,689

As of June 30, 2023, we had $166.2 million in cash and cash equivalents and up to $563.7 million of available borrowings, including $548.7 million of remaining borrowing availability under the Revolving Facility (as defined below) and $15.0 million of remaining borrowing availability under the Asia revolving facilities. As of June 30, 2023, the Term Loan B Facility (as defined below) was fully drawn and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

In July 2023, we resumed our share repurchase program. We continue to plan to methodically balance debt repayment and share repurchases as we approach our long-term net leverage targets.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of June 30, 2023 without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of June 30, 2023, we held $101.6 million of our total $166.2 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $101.6 million, $3.2 million could potentially be restricted by local laws.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of June 30, 2023, we were in compliance with all financial covenants under the Credit Agreement.

As of June 30, 2023, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At June 30, 2023, we had $200.0 million in outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of June 30, 2023 and December 31, 2022, we had $548.7 million and $748.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures November 2027.

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

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30, 2022, with the remaining principal amount due on February 17, 2029, the maturity date. As of June 30, 2023, we had $1,180.0 million in outstanding principal and the Term Loan B Facility was fully drawn with no remaining borrowing capacity.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2023, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the six months ended June 30, 2023, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), which matured in January 2023 and provided up to 10.0 million RMB, or $1.5 million using current exchange rates as of January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of June 30, 2023, we had no borrowings outstanding on the Citibank Facility. As of December 31, 2022, we had no outstanding borrowings on the CMBC Facility, and we had borrowings outstanding of $4.3 million on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2023, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Six Months Ended June 30,		$ Change	% Change
	2023	2022	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$330,613	$84,744	$245,869	290.1%
Cash used in investing activities	(51,645)	(2,097,029)	2,045,384	97.5%
Cash provided by (used in) financing activities	(311,317)	1,987,621	(2,298,938)	(115.7)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7,049	(1,690)	8,739	517.1%
Net change in cash, cash equivalents, and restricted cash	$(25,300)	$(26,354)	$1,054	4.0%

Operating Activities. Cash provided by operating activities consists of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities increased $245.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven by higher net income, adjusted for non-cash items, of $135.6 million and increases in operating assets and liabilities of $110.3 million, primarily due to inventory.

Investing Activities. There was a $2,045.4 million decrease in cash used in investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease is primarily due to the cash paid for the acquisition, net of cash acquired, in the six months ended June 30, 2022 that did not recur in the current year. Refer to Note 14 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Financing Activities. Cash provided by financing activities decreased by $2,298.9 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease of $2,026.0 million in proceeds from borrowings, which includes borrowings under the Term Loan B Facility of $2.0 billion used to fund the acquisition of HEYDUDE in part during the six months ended June 30, 2022 that did not recur in the current year. Additionally, there was an increase of $318.7 million in repayments of borrowings, an increase of $4.9 million in repurchases of common stock for tax withholding, and a decrease in cash provided by financing activities of $0.1 million. The overall decrease was offset by a $50.8 million decrease in deferred debt issuance costs.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2023, other than certain purchase commitments, which are described in Note 12 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

As of June 30, 2023, we had borrowings with a face value of $2,080.0 million, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under our Revolving Facility. We also had $1.3 million in outstanding letters of credit under our Revolving Facility as of June 30, 2023. As of December 31, 2022, we had long-term borrowings with a face value of $2,379.3 million and $1.3 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would have increased interest expense by $4.0 million and $8.2 million for the three and six months ended June 30, 2023, respectively.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the three months ended June 30, 2023 by $6.3 million and $0.8 million, respectively. During the six months ended June 30, 2023, an increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues and income before taxes by $11.7 million and $2.8 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, as defined in “Known or Anticipated Trends” in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward foreign exchange contracts to buy or sell various foreign currencies. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 6 — Derivative Financial Instruments in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As of June 30, 2023, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $148.8 million. The fair value of these contracts at June 30, 2023 was an insignificant asset and liability.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of June 30, 2023, a 10% appreciation in the value of the U.S. Dollar would result in a net increase in the fair value of our derivative portfolio of approximately $0.2 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of income for the six months ended June 30, 2023 and 2022.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

In the three months ended March 31, 2022, we closed the Acquisition, as discussed in Note 14 — Acquisition of HEYDUDE, and as such, we are in the process of integrating HEYDUDE into our overall internal control over financial reporting and will include HEYDUDE in Management’s Evaluation of Disclosure Controls and Procedures for the year ending December 31, 2023. This process may result in changes to our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

In the three months ended June 30, 2023, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CROCS, INC.

Date: July 27, 2023	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer