Form 10-Q
period 2023-09-30
Crocs, Inc.
filed 2023-11-02
CIK 1334036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

As of October 26, 2023, Crocs, Inc. had 60,566,623 shares of its common stock, par value $0.001 per share, outstanding.

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

i

Crocs, Inc.
Table of Contents to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2023

ii

PART I — Financial Information

ITEM 1. Financial Statements

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$1,045,717	$985,094	$3,002,250	$2,609,823
Cost of sales	464,081	443,792	1,322,937	1,245,864
Gross profit	581,636	541,302	1,679,313	1,363,959
Selling, general and administrative expenses	307,784	277,239	852,044	733,255
Income from operations	273,852	264,063	827,269	630,704
Foreign currency losses, net	(1,770)	(393)	(1,622)	(1,115)
Interest income	506	31	1,225	219
Interest expense	(39,207)	(34,142)	(124,907)	(86,357)
Other income (expense), net	24	16	448	(512)
Income before income taxes	233,405	229,575	702,413	542,939
Income tax expense	56,380	60,226	163,433	140,515
Net income	$177,025	$169,349	$538,980	$402,424
Net income per common share:
Basic	$2.90	$2.75	$8.74	$6.59
Diluted	$2.87	$2.72	$8.65	$6.51
Weighted average common shares outstanding:
Basic	61,143	61,693	61,670	61,042
Diluted	61,615	62,367	62,280	61,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$177,025	$169,349	$538,980	$402,424
Other comprehensive income (loss), net of tax:
Derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	(363)	568	(519)	568
Reclassification adjustment for realized (gains) losses on derivative instruments	247	—	847	—
Net increase (decrease) from derivatives designated as hedging instruments	(116)	568	328	568
Foreign currency translation losses, net	(17,564)	(34,285)	(12,421)	(70,788)
Total comprehensive income, net of tax	$159,345	$135,632	$526,887	$332,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and par value amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$127,320	$191,629
Restricted cash - current	2	2
Accounts receivable, net of allowances of $27,305 and $24,493, respectively	391,207	295,594
Inventories	390,163	471,551
Income taxes receivable	3,047	14,752
Other receivables	23,419	18,842
Prepaid expenses and other assets	44,024	33,605
Total current assets	979,182	1,025,975
Property and equipment, net	223,061	181,529
Intangible assets, net of accumulated amortization of $142,661 and $125,014, respectively	1,793,704	1,800,167
Goodwill	711,885	714,814
Deferred tax assets, net	527,678	528,278
Restricted cash	3,707	3,254
Right-of-use assets	313,608	239,905
Other assets	28,539	7,875
Total assets	$4,581,364	$4,501,797
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,890	$230,821
Accrued expenses and other liabilities	248,160	239,424
Income taxes payable	108,716	89,211
Current borrowings	20,000	24,362
Current operating lease liabilities	61,111	57,456
Total current liabilities	647,877	641,274
Deferred tax liabilities, net	299,296	302,030
Long-term income taxes payable	226,006	224,837
Long-term borrowings	1,918,668	2,298,027
Long-term operating lease liabilities	286,910	215,119
Other liabilities	2,349	2,579
Total liabilities	3,381,106	3,683,866
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 250.0 million shares authorized, 110.0 million and 109.5 million issued, 60.8 million and 61.7 million outstanding, respectively	110	110
Treasury stock, at cost, 49.3 million and 47.7 million shares, respectively	(1,863,567)	(1,695,501)
Additional paid-in capital	821,120	797,614
Retained earnings	2,358,179	1,819,199
Accumulated other comprehensive loss	(115,584)	(103,491)
Total stockholders’ equity	1,200,258	817,931
Total liabilities and stockholders’ equity	$4,581,364	$4,501,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	62,067	$110	47,825	$(1,707,136)	$813,466	$2,181,154	$(97,904)	$1,189,690
Share-based compensation	—	—	—	—	7,655	—	—	7,655
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	102	—	52	(5,398)	(1)	—	—	(5,399)
Repurchases of common stock, including excise tax	(1,391)	—	1,391	(151,033)	—	—	—	(151,033)
Net income	—	—	—	—	—	177,025	—	177,025
Other comprehensive loss	—	—	—	—	—	—	(17,680)	(17,680)
Balance at September 30, 2023	60,778	$110	49,268	$(1,863,567)	$821,120	$2,358,179	$(115,584)	$1,200,258

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	61,627	$109	47,667	$(1,690,780)	$783,862	$1,512,115	$(113,341)	$491,965
Share-based compensation	—	—	—	—	7,888	—	—	7,888
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	118	—	62	(4,683)	—	—	—	(4,683)
Net income	—	—	—	—	—	169,349	—	169,349
Other comprehensive loss	—	—	—	—	—	—	(33,717)	(33,717)
Balance at September 30, 2022	61,745	$109	47,729	$(1,695,463)	$791,750	$1,681,464	$(147,058)	$630,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	61,749	$110	47,730	$(1,695,501)	$797,614	$1,819,199	$(103,491)	$817,931
Share-based compensation	—	—	—	—	23,507	—	—	23,507
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	420	—	147	(17,033)	(1)	—	—	(17,034)
Repurchases of common stock, including excise tax	(1,391)	—	1,391	(151,033)	—	—	—	(151,033)
Net income	—	—	—	—	—	538,980	—	538,980
Other comprehensive loss	—	—	—	—	—	—	(12,093)	(12,093)
Balance at September 30, 2023	60,778	$110	49,268	$(1,863,567)	$821,120	$2,358,179	$(115,584)	$1,200,258

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	58,330	$106	47,583	$(1,684,262)	$496,036	$1,279,040	$(76,838)	$14,082
Share-based compensation	—	—	—	—	25,463	—	—	25,463
Exercises of stock options, issuance of restricted stock awards, and vests of restricted stock units, net of shares withheld for taxes	563	—	146	(11,201)	(142)	—	—	(11,343)
Share issuance at Acquisition	2,852	3	—	—	270,393	—	—	270,396
Net income	—	—	—	—	—	402,424	—	402,424
Other comprehensive loss	—	—	—	—	—	—	(70,220)	(70,220)
Balance at September 30, 2022	61,745	$109	47,729	$(1,695,463)	$791,750	$1,681,464	$(147,058)	$630,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CROCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$538,980	$402,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,531	26,498
Operating lease cost	56,880	47,945
Share-based compensation	23,507	25,463
Other non-cash items	7,411	12,568
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(99,912)	(166,864)
Inventories	77,915	(139,682)
Prepaid expenses and other assets	(30,714)	(20,526)
Accounts payable, accrued expenses and other liabilities	(4,935)	51,608
Right-of-use assets and operating lease liabilities	(54,287)	(45,824)
Income taxes	25,350	53,075
Cash provided by operating activities	580,726	246,685
Cash flows from investing activities:
Purchases of property, equipment, and software	(86,378)	(89,588)
Acquisition of HEYDUDE, net of cash acquired	—	(2,046,881)
Other	(90)	(20)
Cash used in investing activities	(86,468)	(2,136,489)
Cash flows from financing activities:
Proceeds from borrowings	214,634	2,240,677
Repayments of borrowings	(603,703)	(350,285)
Deferred debt issuance costs	(1,736)	(51,395)
Repurchases of common stock	(150,013)	—
Repurchases of common stock for tax withholding	(17,034)	(11,439)
Other	—	95
Cash provided by (used in) financing activities	(557,852)	1,827,653
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(262)	(8,821)
Net change in cash, cash equivalents, and restricted cash	(63,856)	(70,972)
Cash, cash equivalents, and restricted cash—beginning of period	194,885	216,925
Cash, cash equivalents, and restricted cash—end of period	$131,029	$145,953
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

These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the nine months ended September 30, 2023, other than with respect to the new accounting pronouncements adopted as described in Note 2 — Recent Accounting Pronouncements.

Reclassifications

We have reclassified certain amounts in Note 4 — Accrued Expenses and Other Liabilities to conform to current period presentation.

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

Condensed Consolidated Statements of Cash Flows - Supplemental Disclosures

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash paid for interest	$125,130	$89,080
Cash paid for income taxes	141,393	89,306
Cash paid for operating leases	53,679	45,192

Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for operating lease liabilities, net of terminations	$122,534	$96,292
Accrued purchases of property, equipment, and software (1)	9,445	6,341
Share issuance at Acquisition (2)	—	270,396
(1) In the three months ended September 30, 2023, management identified an error in its quarterly condensed consolidated statement of cash flows for the nine months ended September 30, 2022 of $73.8 million within the amount reported in ‘Accrued purchases of property, equipment, and software.’ This amount represents noncash investing activity and had no impact on cash flows from operating, investing, or financing activities. We have corrected this amount here for the nine months ended September 30, 2022. Management has evaluated the materiality of this error from quantitative and qualitative perspectives and concluded the error was not material to the prior period.
(2) On February 17, 2022 (the “Acquisition Date”), we acquired (the “Acquisition”) 100% of the equity of a privately-owned casual footwear brand business (“HEYDUDE”), pursuant to a securities purchase agreement (the “SPA”) entered into on December 22, 2021.

2. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncement Adopted

Income Taxes

The CHIPS and Science Act of 2022 (“CHIPS”) and the Inflation Reduction Act of 2022 (“IRA”) were signed into law on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The corporate alternative minimum tax and stock repurchase excise tax were effective as of January 1, 2023 and are the main provisions that are applicable to us. The Company is currently monitoring the impact of both the CHIPS and IRA but does not expect that any of the provisions included in these acts would result in a material impact to our deferred tax assets, liabilities, or income taxes payable. Additionally, we resumed our share repurchase program in July 2023. As such, we began recognizing an accrual for the stock repurchase excise tax, which did not have a material impact on our consolidated financial position.

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

Other new pronouncements issued but not effective until after September 30, 2023 are not expected to have a material impact on our condensed consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

‘Property and equipment, net’ consists of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Machinery and equipment	$161,627	$146,821
Leasehold improvements	92,825	76,363
Construction-in-progress	54,931	28,699
Furniture, fixtures, and other	32,377	26,782
Property and equipment	341,760	278,665
Less: Accumulated depreciation and amortization	(118,699)	(97,136)
Property and equipment, net	$223,061	$181,529

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Amounts reported in ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheets were:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation and benefits	$60,150	$55,474
Professional services	62,958	45,351
Fulfillment, freight, and duties	29,797	41,646
Return liabilities	24,946	27,651
Sales/use and value added taxes payable	26,736	27,249
Royalties payable and deferred revenue	12,297	10,528
Accrued rent and occupancy	8,724	8,972
Accrued legal fees (1)	4,251	2,602
Other (1)	18,301	19,951
Total accrued expenses and other liabilities	$248,160	$239,424
(1) Amounts as of December 31, 2022 have been reclassified to conform to current period presentation.

5. LEASES

Right-of-Use Assets and Operating Lease Liabilities

Amounts reported in the condensed consolidated balance sheets were:

	September 30, 2023	December 31, 2022
	(in thousands)
Assets:
Right-of-use assets	$313,608	$239,905
Liabilities:
Current operating lease liabilities	$61,111	$57,456
Long-term operating lease liabilities	286,910	215,119
Total operating lease liabilities	$348,021	$272,575

We expect to move from our current corporate headquarters in the three months ended December 31, 2023. As of September 30, 2023, we estimated impairment losses of up to a maximum of approximately $16 million to our right-of-use-asset and property and equipment associated with our current corporate headquarters to be recognized in the three months ended December 31, 2023. This estimate is subject to change in the near term.

Lease Costs and Other Information

Lease-related costs reported within ‘Cost of sales’ and ‘Selling, general and administrative expenses’ in our condensed consolidated statements of income were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$20,288	$17,058	$56,880	$47,945
Short-term lease cost	3,102	2,490	10,336	7,493
Variable lease cost	15,130	12,161	35,248	28,726
Total lease costs	$38,520	$31,709	$102,464	$84,164

The weighted average remaining lease term and discount rate related to our lease liabilities as of September 30, 2023 were 7.2 years and 5.5%, respectively. As of September 30, 2022, the weighted average remaining lease term and discount rate related to our lease liabilities were 7.2 years and 3.6%, respectively.

Maturities

The maturities of our operating lease liabilities were:

As of September 30, 2023
(in thousands)
2023 (remainder of year)	$13,269
2024	76,434
2025	60,750
2026	52,309
2027	45,767
Thereafter	179,532
Total future minimum lease payments	428,061
Less: imputed interest	(80,040)
Total operating lease liabilities	$348,021

6. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

All of our derivative instruments are classified as Level 2 of the fair value hierarchy and are reported in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at September 30, 2023 and December 31, 2022. The fair values of our derivative instruments were an insignificant liability at September 30, 2023 and an insignificant asset and insignificant liability at December 31, 2022. See Note 7 — Derivative Financial Instruments for more information.

The carrying amounts of our cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, current accrued expenses and other liabilities, and our Asia revolving facilities approximate their fair value as recorded due to the short-term maturity of these instruments.

Our borrowing instruments are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The Term Loan B Facility (as defined below) and the Notes (as defined below) are classified as Level 1 of the fair value hierarchy and are reported in our condensed consolidated balance sheet at face value, less unamortized issuance costs. The fair value of our Revolving Facility (as defined below) approximates its carrying value at

September 30, 2023 and December 31, 2022 based on interest rates currently available to us for similar borrowings. The carrying value and fair value of our borrowing instruments as of September 30, 2023 and December 31, 2022 were:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loan B Facility	$1,090,000	$1,094,088	$1,675,000	$1,642,547
2029 Notes	350,000	290,210	350,000	297,596
2031 Notes	350,000	270,643	350,000	284,240
Revolving Facility	200,000	200,000	—	—

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

Counterparty default risk is considered low because the forward contracts we enter into are over-the-counter instruments transacted with highly-rated financial institutions. We were not required to and did not post collateral as of September 30, 2023 or December 31, 2022.

Our derivative instruments are recorded at fair value as a derivative asset or liability in the condensed consolidated balance sheets within either ‘Prepaid expenses and other assets’ or ‘Accrued expenses and other liabilities’ at September 30, 2023 and December 31, 2022. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain components of its risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.

We report derivative instruments with the same counterparty on a net basis when a master netting arrangement is in place. For the condensed consolidated statements of cash flows, we classify cash flows from derivative instruments at settlement in the same category as the cash flows from the related hedged items within ‘Cash provided by operating activities.’

As of September 30, 2023, we have derivatives not designated as hedging instruments (“non-hedged derivatives”), which consist of foreign currency forward contracts primarily used to hedge monetary assets and liabilities denominated in non-functional currencies. For our non-hedged derivatives, changes in fair value are recognized within ‘Foreign currency gains (losses), net’ in the condensed consolidated statements of income.

We also have cash flow hedges (“hedged derivatives”) as of September 30, 2023. We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. Dollar. Specifically, we have subsidiaries that transact in currencies other than their functional currency. We use cash flow hedges to minimize the variability in cash flows caused by fluctuations in foreign currency exchange rates related to our external sales and external purchases of inventory. Currency forward agreements involve fixing the exchange rates for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. We may also use currency option contracts under which we will pay a premium for the right to sell a specified amount of a foreign currency prior to the maturity date of the option.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in ‘Accumulated other comprehensive loss’ in the condensed consolidated balance sheets. In the period during which the hedged transaction affects earnings, the related gain or loss is subsequently reclassified to ‘Revenues’ or ‘Cost of sales’ in the condensed consolidated statement of income, which is consistent with the nature of the hedged transaction. During the three and nine months ended September 30, 2023, there was a gain of $0.3 million and loss of $0.5 million, respectively, recognized due to reclassification from ‘Accumulated other comprehensive loss’ to ‘Revenues’ or ‘Cost of sales’ related to our hedged derivatives. During the next twelve months, we estimate that a loss of approximately less than $0.1 million will be reclassified to our condensed consolidated statement of income.

The fair values of derivative assets and liabilities, net, all of which are classified as Level 2, reported within either ‘Accrued expenses and other liabilities’ or ‘Prepaid expenses and other assets’ in the condensed consolidated balance sheets, were:

	September 30, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(in thousands)
Non-hedged derivatives:
Forward foreign currency exchange contracts	$3,159	$(3,626)	$345	$(360)
Hedged derivatives:
Cash flow foreign currency contracts	5	(30)	348	(1,116)
Total derivatives	3,164	(3,656)	693	(1,476)
Netting of counterparty contracts	(3,164)	3,164	(345)	345
Total derivatives, net of counterparty contracts	$—	$(492)	$348	$(1,131)

The notional amounts of outstanding foreign currency forward exchange contracts presented below report the total U.S. Dollar equivalent position and the net contract fair values for each foreign currency position.

	September 30, 2023		December 31, 2022
	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Non-hedged derivatives:
Singapore Dollar	$48,296	$(1,652)	$26,760	$207
Indian Rupee	15,517	104	24,945	(10)
South Korean Won	16,823	1,094	18,403	(320)
British Pound Sterling	22,702	1,380	14,509	128
Japanese Yen	5,407	370	8,953	9
Euro	32,684	(1,919)	5,068	(29)
Other currencies	2,735	156	—	—
Total non-hedged derivatives	144,164	(467)	98,638	(15)
Hedged derivatives:
Euro	10,143	5	51,914	(360)
British Pound Sterling	4,874	(17)	23,025	235
South Korean Won	2,317	(1)	12,285	(756)
Indian Rupee	3,770	(12)	7,203	113
Total hedged derivatives	21,104	(25)	94,427	(768)
Total derivatives	$165,268	$(492)	$193,065	$(783)

Latest maturity date, non-hedged derivatives	October 2023		April 2023
Latest maturity date, hedged derivatives	December 2023		June 2023

Amounts reported in ‘Foreign currency losses, net’ in the condensed consolidated statements of income include both realized and unrealized gains (losses) from foreign currency transactions and derivative contracts and were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Non-hedged derivatives:
Foreign currency transaction losses	$(781)	$(2,126)	$(1,150)	$(6,178)
Foreign currency forward exchange contracts gains (losses)	(989)	1,733	(472)	5,063
Foreign currency losses, net	$(1,770)	$(393)	$(1,622)	$(1,115)

8. BORROWINGS

Our long-term borrowings were as follows:

	Maturity	Stated Interest Rate	Effective Interest Rate	September 30, 2023	December 31, 2022
				(in thousands)
Notes issuance of $350.0 million	2029	4.250%	4.64%	$350,000	$350,000
Notes issuance of $350.0 million	2031	4.125%	4.35%	350,000	350,000
Term Loan B Facility	2029			1,090,000	1,675,000
Revolving Facility				200,000	—
Total face value of long-term borrowings				1,990,000	2,375,000
Less:
Unamortized issuance costs				51,332	56,973
Current portion of long-term borrowings (1)				20,000	20,000
Total long-term borrowings				$1,918,668	$2,298,027
(1) Represents the current portion of the borrowings under the Term Loan B facility.

At September 30, 2023 and December 31, 2022, $3.2 million and $10.8 million, respectively, of accrued interest related to our borrowings was reported in ‘Accounts payable’ in the condensed consolidated balance sheets.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2023, we were in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2023, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At September 30, 2023, we had $200.0 million in outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of September 30, 2023 and December 31, 2022, we had $548.7 million and $748.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the Acquisition, which was amended (the "Amendment") on August 8, 2023 (the Original Term Loan B Credit Agreement, as amended by the Amendment, the “Term Loan B Credit Agreement”).

The Original Term Loan B Credit Agreement provided for an aggregate term loan B facility in the principal amount of $2.0 billion. Among other things, the Amendment provided for a new $1.18 billion tranche of term loans (the “2023 Refinancing Term Loans” and, such facility, the "Term Loan B Facility"), which is secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Credit Agreement and is scheduled to mature on February 17, 2029, subject to certain exceptions set forth in the Term Loan B Credit Agreement. Additionally, subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities.

Pursuant to the reduced interest rate margins applicable to the 2023 Refinancing Term Loans, each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to the Alternate Base Rate (as defined in the Term Loan B Credit Agreement), plus 2.00%. Each term loan borrowing which is a term benchmark borrowing bears interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Term Loan B Credit Agreement) plus 3.00%.

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30, 2022, with the remaining principal amount due on February 17, 2029, the maturity date. The 2023 Refinancing Term Loans replaced and refinanced all outstanding term loans under the Original Term Loan B Credit Agreement. As of September 30, 2023, we had $1,090.0 million in outstanding principal and the Term Loan B Facility was fully drawn with no remaining borrowing capacity.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2023, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the nine months ended September 30, 2023, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), which matured in January 2023 and provided up to 10.0 million RMB, or $1.5 million using current exchange rates as of January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of September 30, 2023, we had no borrowings outstanding on the Citibank Facility. As of December 31, 2022, we had no outstanding borrowings on the CMBC Facility, and we had borrowings outstanding of $4.3 million on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2023, we were in compliance with all financial covenants under the Notes.

9. COMMON STOCK REPURCHASE PROGRAM

During the three and nine months ended September 30, 2023, we repurchased 1.4 million shares of our common stock at a cost of $150.0 million, including commissions. As of September 30, 2023, we also have recorded an accrual for the stock repurchase excise tax, which is reported in ‘Accrued expenses and other liabilities’ and ‘Treasury stock’ in our condensed consolidated balance sheet. During the three and nine months ended September 30, 2022, we did not repurchase any shares of our common stock.

As of September 30, 2023, we had remaining authorization to repurchase $900.0 million of our common stock, subject to restrictions under our Indentures, Credit Agreement, and Term Loan B Credit Agreement.

10. REVENUES

Revenues by channel and brand were:

	Three Months Ended September 30, 2023
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$369,177	$146,501	$515,678
Direct-to-consumer	429,592	100,447	530,039
Total revenues	$798,769	$246,948	$1,045,717

	Three Months Ended September 30, 2022
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$353,304	$181,768	$535,072
Direct-to-consumer	362,403	87,619	450,022
Total revenues	$715,707	$269,387	$985,094

	Nine Months Ended September 30, 2023
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$1,187,081	$463,189	$1,650,270
Direct-to-consumer	1,093,416	258,564	1,351,980
Total revenues	$2,280,497	$721,753	$3,002,250

	Nine Months Ended September 30, 2022
	Crocs Brand	HEYDUDE Brand	Total
	(in thousands)
Channel:
Wholesale	$1,090,073	$431,186	$1,521,259
Direct-to-consumer	903,075	185,489	1,088,564
Total revenues	$1,993,148	$616,675	$2,609,823

For information on revenues by reportable operating segment, see Note 14 — Operating Segments and Geographic Information.

11. INCOME TAXES

Income tax expense and effective tax rates were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except effective tax rate)
Income before income taxes	$233,405	$229,575	$702,413	$542,939
Income tax expense	56,380	60,226	163,433	140,515
Effective tax rate	24.2%	26.2%	23.3%	25.9%

The decrease in the effective tax rate for the three months ended September 30, 2023, compared to the same period in 2022, was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions. We had unrecognized tax benefits of $218.4 million and $219.4 million at September 30, 2023 and December 31, 2022, respectively, and we do not expect any significant changes in tax benefits in the next twelve months.

During the nine months ended September 30, 2023, income tax expense increased $22.9 million compared to the same period in 2022. The effective tax rate for the nine months ended September 30, 2023 was 23.3% compared to an effective tax rate of 25.9% for the same period in 2022, a 2.6% decrease. This decrease in the effective tax rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

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

12. EARNINGS PER SHARE

Basic and diluted earnings per common share (“EPS”) for the nine months ended September 30, 2023 and 2022 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net income	$177,025	$169,349	$538,980	$402,424
Denominator:
Weighted average common shares outstanding - basic	61,143	61,693	61,670	61,042
Plus: Dilutive effect of stock options and unvested restricted stock units	472	674	610	798
Weighted average common shares outstanding - diluted	61,615	62,367	62,280	61,840

Net income per common share:
Basic	$2.90	$2.75	$8.74	$6.59
Diluted	$2.87	$2.72	$8.65	$6.51

In the three and nine months ended September 30, 2023 and 2022, an insignificant number of outstanding shares issued under share-based compensation awards were anti-dilutive and, therefore, excluded from the calculation of diluted EPS.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2023, we had purchase commitments to third-party manufacturers, primarily for materials and supplies used in the manufacture of our products, for an aggregate of $276.4 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

For all claims and disputes, we have accrued estimated losses of $2.7 million within ‘Accrued expenses and other liabilities’ in the condensed consolidated balance sheet as of September 30, 2023. As we are able, we estimate reasonably possible losses or a range of reasonably possible losses. As of September 30, 2023, we estimated that reasonably possible losses associated with these claims and other disputes could potentially exceed amounts accrued by $0.7 million.

14. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

We have four reportable operating segments. For the Crocs Brand, we have three reportable operating segments based on the geographic nature of our operations: North America, Asia Pacific, and EMEALA. Our HEYDUDE Brand is also a reportable operating segment. Each of the reportable operating segments derives its revenues from the sale of footwear, apparel, and accessories to external customers.

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

We do not report asset information by segment because that information is not used to evaluate performance or allocate resources between segments.

The following tables set forth information related to reportable operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenues:
North America	$480,744	$445,327	$1,306,609	$1,187,713
Asia Pacific	175,199	138,450	513,459	383,187
EMEALA	142,826	131,929	460,429	422,226
Brand corporate	—	1	—	22
Total Crocs Brand	798,769	715,707	2,280,497	1,993,148
HEYDUDE Brand (1)	246,948	269,387	721,753	616,675
Total consolidated revenues	$1,045,717	$985,094	$3,002,250	$2,609,823
Income from operations:
North America	$218,018	$191,438	$560,358	$498,413
Asia Pacific	69,762	40,286	203,203	121,823
EMEALA	49,939	40,506	176,844	128,819
Brand corporate	(40,263)	(36,896)	(107,260)	(95,864)
Total Crocs Brand	297,456	235,334	833,145	653,191
HEYDUDE Brand (1)	31,776	79,056	173,905	136,381
Reconciliation of total segment income from operations to income before income taxes:
Enterprise corporate	(55,380)	(50,327)	(179,781)	(158,868)
Income from operations	273,852	264,063	827,269	630,704
Foreign currency losses, net	(1,770)	(393)	(1,622)	(1,115)
Interest income	506	31	1,225	219
Interest expense	(39,207)	(34,142)	(124,907)	(86,357)
Other income (expense), net	24	16	448	(512)
Income before income taxes	$233,405	$229,575	$702,413	$542,939

Depreciation and amortization:
North America	$6,394	$2,705	$15,179	$7,514
Asia Pacific	696	508	1,995	1,528
EMEALA	1,416	746	3,997	2,166
Brand corporate	186	164	2,057	529
Total Crocs Brand	8,692	4,123	23,228	11,737
HEYDUDE Brand (1)	3,919	3,500	10,987	8,750
Enterprise corporate	2,140	2,121	6,316	6,011
Total consolidated depreciation and amortization	$14,751	$9,744	$40,531	$26,498
(1) We acquired HEYDUDE on February 17, 2022 and in connection therewith added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the nine months ended September 30, 2022 represent results during the partial period beginning February 17, 2022 through September 30, 2022.

15. ACQUISITION OF HEYDUDE

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

Goodwill

The excess of the purchase price over the fair value of the acquired business's net assets represents goodwill. The goodwill amount of $710.0 million at September 30, 2023 includes an aggregate adjustment of $3.3 million recorded in the three months ended March 31, 2023 as a result of changes to preliminary valuation estimates. The purchase price allocation was finalized during the three months ended March 31, 2023.

Goodwill largely consists of the acquired workforce and economies of scale resulting from the Acquisition. The total goodwill amount acquired was assigned to the HEYDUDE operating segment. None of the goodwill will be deductible for income tax purposes.

Escrow and Holdback Amounts

Additionally, $125.0 million of the Cash Consideration (the “Escrow Amount”) was placed in an escrow account to partially secure the indemnification obligations of the sellers. As of September 30, 2023, a substantial portion of the Escrow Amount remained in the escrow account in connection with claims that were noticed prior to the date that was 18 months after the Acquisition Date but not yet resolved by that date, as provided in the SPA. Further, $8.5 million of the Cash Consideration (the “Adjustment Holdback Amount”) was held back and retained as security (but not as the sole source of recovery) for any downward adjustments to the purchase price made in accordance with the SPA. During the year ended December 31, 2022, the Adjustment Holdback Amount was paid to the sellers.

Acquisition-related Costs

Costs incurred to complete the Acquisition are expensed as incurred and included in ‘Selling, general, and administrative expenses’ in our condensed consolidated statement of income. During the nine months ended September 30, 2023, no Acquisition-related costs were recognized. During the nine months ended September 30, 2022, $20.6 million of Acquisition-related costs were recognized.

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three and nine months ended September 30, 2022 combines the historical results of Crocs and HEYDUDE, assuming that the companies were combined as of January 1, 2021 and include business combination accounting effects from the Acquisition, including amortization charges from acquired intangible assets, adjustments to the fair value of inventory, interest expense on the financing transactions used to fund the Acquisition, and Acquisition-related transaction costs and tax-related effects. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2021.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
	(in thousands)
Revenues	$985,094	$2,700,129
Net income	169,349	472,071

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

Known or Anticipated Trends

Based on our recent operating results and current perspectives on our operating environment, we anticipate certain trends will continue to impact our operating results:

•We are operating with greater uncertainty than when we started the year with persistent inflation, higher interest rates, and escalating geopolitical tensions across the globe, among other things. While consumer spending was resilient during the back-to-school season, we saw a pronounced shift during the last month of the quarter, and we are taking a cautious approach to the holiday season. We are focused on making the right decisions for the health of our brands, maintaining tight inventory control, and investing in initiatives to support durable long-term growth.
•The Crocs Brand continues to deliver strong revenue growth after building clog, sandal, and brand relevance across the globe over the last several years. Our strong product and marketing efforts continue to deliver newness and excitement to current brand fans. Asia, which is a strategic initiative for the Crocs Brand, continues to show growth, particularly in China.
•We acquired HEYDUDE in February 2022. Since the closing of the acquisition, we have acquired new customers, gained share in strategic wholesale accounts, and improved brand awareness. We have also started to expand the HEYDUDE Brand internationally, specifically in Europe, where we have begun testing in a few direct markets, including the United Kingdom, Germany, and the Netherlands, as well as a few distributor markets. While we still anticipate annual revenue growth for the brand on a reported basis compared to the prior year, we are seeing some headwinds from non-comparable sales due to rapid expansion to U.S. strategic customers in 2022 and more cautious order patterns from several of our wholesale partners in the current year based on the overall macro-economic outlook. Additionally, to prioritize long-term marketplace health, we made a conscious decision in September to stop price matching against grey market sellers on Amazon. While we expect this to have a negative impact on revenues initially, we believe this move will protect the brand and better position us in the market in 2024.
•We expect to move from our current corporate headquarters in the three months ended December 31, 2023. As of September 30, 2023, we have estimated impairment losses of up to a maximum of approximately $16 million to our right-of-use-asset and property and equipment associated with our current corporate headquarters to be recognized in the three months ended December 31, 2023. This estimate is subject to change in the near term.
•Our liquidity position remains strong with $127.3 million in cash and cash equivalents and $563.7 million in available borrowing capacity as of September 30, 2023. In the nine months ended September 30, 2023, we paid down $389.1 million of net borrowings, reducing total borrowings to $1.94 billion as of September 30, 2023. We also resumed our share repurchase program in July 2023, repurchasing $150.0 million of our common stock during the quarter.

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

Third Quarter 2023 Financial and Operational Highlights

Revenues were $1,045.7 million for the third quarter of 2023, a 6.2% increase compared to the third quarter of 2022. The increase was due to the net effects of: (i) higher average selling price on a constant currency basis (“ASP”), which increased revenues by $68.4 million, or 6.9%, driven primarily by product mix, less discounting and increased pricing, and channel mix for the Crocs Brand, partially offset by increased discounting for the HEYDUDE Brand; (ii) favorable changes in exchange rates, which increased revenues by $4.3 million, or 0.5%; and (iii) lower unit sales volume in both brands, which decreased revenues by $12.1 million, or 1.2%.

The following were significant developments affecting our businesses and capital structure during the three months ended September 30, 2023:

•We grew revenues in the Crocs Brand, in both the direct-to-consumer (“DTC”) channel and wholesale channel. Revenues also grew 14.6% in the DTC channel for the HEYDUDE Brand. For the Crocs Brand, the overall increase of 11.6% in revenues was led by our Asia Pacific segment, which grew revenues by 26.5%, or 28.6% on a constant currency basis. Our EMEALA segment also increased by 8.3%, or 2.7% on a constant currency basis, and our North America segment grew revenues by 8.0%, or 8.2% on a constant currency basis, compared to the third quarter of 2022. HEYDUDE Brand revenues decreased 8.3%, primarily driven by the impact of increased discounting in the DTC channel on revenues. Lower volume also contributed to the decrease in the HEYDUDE Brand revenues.
•We sold 29.0 million pairs of shoes for the Crocs Brand in the third quarter of 2023, a decrease of 4.3% from the third quarter of 2022. This decrease is due in large part to the termination of our relationship with a significant distributor in our EMEALA segment in the previous quarter. We sold 8.3 million pairs of shoes for the HEYDUDE Brand in the third quarter of 2023, a decrease of 10.7% compared to the third quarter of 2022. This decrease is described in further detail in the ‘HEYDUDE Brand’ section below.
•Gross margin was 55.6%, an increase of 70 basis points from last year’s third quarter. This was in part due to lower freight costs, partially due to higher air freight incurred in the prior year, and lower promotional activity for the Crocs Brand. This was offset by lower margins in the HEYDUDE Brand, driven by higher product costs, primarily due to distribution costs associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada.
•Selling, general and administrative expenses (“SG&A”) were $307.8 million compared to $277.2 million in the third quarter of 2022, as a result of an increase in marketing expense and investments in talent in both brands. As a percent of revenues, SG&A increased to 29.4% of revenues compared to 28.1% of revenues in the third quarter of 2022.
•Income from operations increased to $273.9 million from $264.1 million in last year’s third quarter. Net income was $177.0 million, or $2.87 per diluted share, compared to $169.3 million, or $2.72 per diluted share, in last year’s third quarter.

Results of Operations

Three Months Ended September 30,	Nine Months Ended September 30,	% Change Favorable (Unfavorable)
2023	2022	2023	2022	Q3 2023-2022	YTD 2023-2022
(in thousands, except per share, margin, and average selling price data)
Revenues	$1,045,717	$985,094	$3,002,250	$2,609,823	6.2%	15.0%
Cost of sales	464,081	443,792	1,322,937	1,245,864	(4.6)%	(6.2)%
Gross profit	581,636	541,302	1,679,313	1,363,959	7.5%	23.1%
Selling, general and administrative expenses	307,784	277,239	852,044	733,255	(11.0)%	(16.2)%
Income from operations	273,852	264,063	827,269	630,704	3.7%	31.2%
Foreign currency losses, net	(1,770)	(393)	(1,622)	(1,115)	(350.4)%	(45.5)%
Interest income	506	31	1,225	219	1,532.3%	459.4%
Interest expense	(39,207)	(34,142)	(124,907)	(86,357)	(14.8)%	(44.6)%
Other income (expense), net	24	16	448	(512)	50.0%	187.5%
Income before income taxes	233,405	229,575	702,413	542,939	1.7%	29.4%
Income tax expense	56,380	60,226	163,433	140,515	6.4%	(16.3)%
Net income	$177,025	$169,349	$538,980	$402,424	4.5%	33.9%
Net income per common share:
Basic	$2.90	$2.75	$8.74	$6.59	5.5%	32.6%
Diluted	$2.87	$2.72	$8.65	$6.51	5.5%	32.9%

Gross margin (1)	55.6%	54.9%	55.9%	52.3%	70	bp	360	bp
Operating margin (1)	26.2%	26.8%	27.6%	24.2%	(60)	bp	340	bp
Footwear unit sales:
Crocs Brand	29,001	30,292	92,628	88,304	(4.3)%	4.9%
HEYDUDE Brand (3)	8,321	9,317	25,541	21,423	(10.7)%	19.2%
Average footwear selling price - nominal basis (2):
Crocs Brand	$27.25	$23.33	$24.38	$22.34	16.8%	9.1%
HEYDUDE Brand (3)	$29.68	$28.91	$28.26	$28.79	2.7%	(1.8)%
(1) Changes for gross margin and operating margin are shown in basis points (“bp”).
(2) Average footwear selling price is calculated as footwear and charms revenues divided by footwear units, as applicable.
(3) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the nine months ended September 30, 2022 represent results during the Partial Period, as defined below. Additionally, ‘Footwear unit sales’ and ‘Average footwear selling price - nominal basis’ for the HEYDUDE Brand have been revised by an immaterial amount in the three and nine months ended September 30, 2022 as a result of a calculation update.

Revenues By Channel

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2023	2022	2023	2022	Q3 2023-2022	YTD 2023-2022	Q3 2023-2022	YTD 2023-2022
	(in thousands)
Crocs Brand:
Wholesale	$369,177	$353,304	$1,187,081	$1,090,073	4.5%	8.9%	3.6%	9.9%
Direct-to-consumer	429,592	362,403	1,093,416	903,075	18.5%	21.1%	18.4%	22.0%
Total Crocs Brand	798,769	715,707	2,280,497	1,993,148	11.6%	14.4%	11.1%	15.3%
HEYDUDE Brand (2):
Wholesale	146,501	181,768	463,189	431,186	(19.4)%	7.4%	(19.7)%	7.5%
Direct-to-consumer	100,447	87,619	258,564	185,489	14.6%	39.4%	14.6%	39.4%
Total HEYDUDE Brand	246,948	269,387	721,753	616,675	(8.3)%	17.0%	(8.5)%	17.0%
Total consolidated revenues (2)	$1,045,717	$985,094	$3,002,250	$2,609,823	6.2%	15.0%	5.8%	15.7%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” above for more information.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the nine months ended September 30, 2022 represent results during the Partial Period.

The primary drivers of changes in revenue were:

	Three Months Ended September 30, 2023 vs. 2022
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$(12,130)	(1.2)%	$68,425	6.9%	$4,328	0.5%	$60,623	6.2%
(1) The change due to price is based on the change in ASP, as defined earlier in this section.

	Nine Months Ended September 30, 2023 vs. 2022 (1)
	Volume		Price (2)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Total revenues	$323,688	12.4%	$87,798	3.4%	$(19,059)	(0.8)%	$392,427	15.0%
(1) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for total revenues include a comparison of HEYDUDE results for the nine months ended September 30, 2023 to results during the Partial Period in 2022.
(2) The change due to price is based on the change in ASP.

Revenues. In the three months ended September 30, 2023, revenues increased compared to the same period in 2022. This was primarily due to higher ASP in the Crocs Brand, largely due to a combination of product mix, less discounting and increased pricing, and channel mix, partially offset by lower ASP in the HEYDUDE Brand as a result of more discounting than prior year. While our HEYDUDE Brand ASP of $29.68, as shown in the table above, increased 2.7% over the third quarter of 2022, this is a basic average and is not adjusted for channel dynamics. Looking at channel dynamics, pricing pressure was the largest contributor to the brand’s revenue decline. Favorable foreign currency fluctuations, most significantly in the Euro, also increased revenues. The overall increase was offset in part by lower volume in both brands. For the Crocs Brand, volume decreased in our distributor markets due in large part to the termination of our relationship with a significant distributor in our EMEALA segment in the previous quarter after finding evidence of product diversion to the gray market outside of its approved territories. For the HEYDUDE Brand, volume decreased due to higher volumes in the prior year as a result of rapid expansion to strategic wholesale customers and more cautious order patterns from several of our wholesale partners in the current year.

Revenues also increased in the nine months ended September 30, 2023, primarily due to higher volume. The higher volume was driven in part by greater demand for the Crocs Brand and in part by operating HEYDUDE for a full nine months in 2023 compared to the partial period from the acquisition date of February 17, 2022 through September 30, 2022 (the “Partial Period”). Higher ASP in the Crocs Brand, primarily due to increased pricing, was partially offset by lower ASP in the HEYDUDE Brand as a result of increased promotions and discounting. Unfavorable foreign currency fluctuations, most significantly the Chinese Yuan and Korean Won, also decreased revenues.

Cost of sales. In the three months ended September 30, 2023, compared to the same period in 2022, cost of sales increased $20.3 million, or 4.6%. This was primarily driven by higher average cost per unit on a constant currency basis (“AUC”) of $34.6 million, or 7.8%, primarily due to increased distribution costs associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada and increased product costs for the HEYDUDE Brand. This increase was partially offset by lower volume of $9.1 million, or 2.0%, and favorable foreign currency fluctuations of $5.2 million, or 1.2%. In the three months ended September 30, 2023 and 2022, respectively, cost of sales includes $148.1 million and $103.3 million of distribution expenses primarily related to receiving, inspecting, warehousing, and packaging product in owned and third-party warehouses, combined with transportation costs associated with delivering products from distribution centers to wholesale partners, retail stores and end customers.

In the nine months ended September 30, 2023, compared to the same period in 2022, cost of sales increased $77.1 million, or 6.2%, due to higher volume of $148.3 million, or 11.9%. This increase was offset in part due to lower AUC of $49.4 million, or 4.0%, primarily due to prior year adjustments of $62.2 million to the fair value of inventory costs upon close of the acquisition of HEYDUDE, partially offset by increased distribution costs associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada. Favorable foreign currency fluctuations decreased cost of sales by $21.9 million, or 1.7%. In the nine months ended September 30, 2023 and 2022, respectively, cost of sales includes $376.0 million and $326.0 million of distribution expenses primarily related to receiving, inspecting, warehousing, and packaging product in owned and third-party warehouses, combined with transportation costs associated with delivering products from distribution centers to wholesale partners, retail stores and end customers.

Gross profit. Gross margin increased in the three months ended September 30, 2023 to 55.6% compared to 54.9% in the same period in 2022. This was primarily due to lower freight costs, partially due to higher air freight incurred in the prior year, and lower promotional activity for the Crocs Brand, offset in part by higher distribution costs and product cost for the HEYDUDE Brand.

Gross profit increased $40.3 million, or 7.5%, in the three months ended September 30, 2023 compared to the same period in 2022, due to the net impact of higher ASP and higher AUC, as described above, of $33.9 million, or 6.3%, favorable foreign currency changes of $9.5 million, or 1.8%. Lower volume of $3.1 million, or 0.6% slightly decreased gross profit.

Gross margin in the nine months ended September 30, 2023 was 55.9% compared to 52.3% in 2022. This was due in part to higher air freight incurred in the prior year as well as 240 basis points from adjustments in the prior year related to the fair value of inventory costs upon close of the acquisition of HEYDUDE.

Gross profit increased $315.4 million, or 23.1%, in the nine months ended September 30, 2023 compared to the same period in 2022, primarily as a result of higher volume of $175.4 million, or 12.9%, and the net impact of higher ASP and lower AUC, as described above, of $137.2 million, or 10.0%. Favorable foreign currency changes of $2.8 million, or 0.2%, also contributed to the increase in gross profit.

Selling, general and administrative expenses. SG&A increased $30.5 million, or 11.0%, in the three months ended September 30, 2023 compared to the same period in 2022. This is in part due to higher compensation expense of $16.7 million primarily associated with an investment in talent. There was also an increase in marketing expenses of $9.1 million and an increase in facilities of $5.0 million. Additionally, there was a $5.9 million increase in other costs, including variable costs associated with higher revenues. The overall increase was partially offset by $6.2 million of lower costs in 2023, primarily associated with the prior year HEYDUDE integration.

SG&A expenses increased $118.8 million, or 16.2%, during the nine months ended September 30, 2023 compared to the same period in 2022. There were higher compensation costs of $46.7 million, primarily associated with an investment in talent. There were also higher marketing costs of $41.7 million as we continue to invest in marketing to fuel growth, mostly associated with the HEYDUDE Brand. Various other costs, including variable costs associated with higher revenues and information technology costs, also increased SG&A by $61.6 million. These increases were offset in part by $31.2 million of lower costs in 2023 associated with the prior year HEYDUDE acquisition and integration.

Foreign currency losses, net. Foreign currency losses, net, consist of realized and unrealized foreign currency gains and losses from the remeasurement and settlement of monetary assets and liabilities denominated in non-functional currencies as well as realized and unrealized gains and losses on foreign currency derivative instruments. During the three months ended September 30, 2023, we recognized realized and unrealized net foreign currency losses of $1.8 million compared to losses of $0.4 million during the three months ended September 30, 2022.

During the nine months ended September 30, 2023, we recognized realized and unrealized net foreign currency losses of $1.6 million compared to losses of $1.1 million during the nine months ended September 30, 2022.

Income tax expense. During the three months ended September 30, 2023, income tax expense decreased $3.8 million compared to the same period in 2022. The effective tax rate for the three months ended September 30, 2023 was 24.2% compared to an effective tax rate of 26.2% for the same period in 2022, a 2.0% decrease. This decrease in the effective tax rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate, for each period presented, also differs from the federal U.S. statutory rate due to differences in income tax rates between U.S. and foreign jurisdictions.

During the nine months ended September 30, 2023, income tax expense increased $22.9 million compared to the same period in 2022. The effective tax rate for the nine months ended September 30, 2023 was 23.3% compared to an effective tax rate of 25.9% for the same period in 2022, a 2.6% decrease. This decrease in the effective tax rate was primarily driven by a shift in the mix of the Company's domestic and foreign earnings. Our effective income tax rate for each period presented also differs from the federal U.S. statutory rate due differences in income tax rates between U.S. and foreign jurisdictions.

Reportable Operating Segments

The following table sets forth information related to our reportable operating segments, including a comparison of revenues and operating income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change		Constant Currency % Change (1)
					Favorable (Unfavorable)
	2023	2022	2023	2022	Q3 2023-2022	YTD 2023-2022	Q3 2023-2022	YTD 2023-2022
	(in thousands)
Revenues:
North America	$480,744	$445,327	$1,306,609	$1,187,713	8.0%	10.0%	8.2%	10.3%
Asia Pacific	175,199	138,450	513,459	383,187	26.5%	34.0%	28.6%	39.2%
EMEALA	142,826	131,929	460,429	422,226	8.3%	9.0%	2.7%	8.0%
Brand corporate	—	1	—	22	(100.0)%	(100.0)%	(100.0)%	(100.0)%
Crocs Brand revenues	798,769	715,707	2,280,497	1,993,148	11.6%	14.4%	11.1%	15.3%
HEYDUDE Brand revenues (2)	246,948	269,387	721,753	616,675	(8.3)%	17.0%	(8.5)%	17.0%
Total consolidated revenues	$1,045,717	$985,094	$3,002,250	$2,609,823	6.2%	15.0%	5.8%	15.7%

Income from operations:
North America	$218,018	$191,438	$560,358	$498,413	13.9%	12.4%	14.0%	12.6%
Asia Pacific	69,762	40,286	203,203	121,823	73.2%	66.8%	66.6%	67.1%
EMEALA	49,939	40,506	176,844	128,819	23.3%	37.3%	7.7%	30.4%
Brand corporate	(40,263)	(36,896)	(107,260)	(95,864)	(9.1)%	(11.9)%	(8.7)%	(11.9)%
Crocs Brand income from operations	297,456	235,334	833,145	653,191	26.4%	27.5%	22.7%	26.3%
HEYDUDE Brand income from operations (2)	31,776	79,056	173,905	136,381	(59.8)%	27.5%	(60.0)%	27.7%
Enterprise corporate	(55,380)	(50,327)	(179,781)	(158,868)	(10.0)%	(13.2)%	(10.0)%	(13.2)%
Total consolidated income from operations	$273,852	$264,063	$827,269	$630,704	3.7%	31.2%	0.3%	30.0%
(1) Reflects year over year change as if the current period results were in constant currency, which is a non-GAAP financial measure. See “Use of Non-GAAP Financial Measures” for more information.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the nine months ended September 30, 2022 represent results during the Partial Period.

The primary drivers of changes in revenues by operating segment were:

	Three Months Ended September 30, 2023 vs. 2022
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Crocs Brand:
North America	$3,374	0.8%	$32,822	7.4%	$(779)	(0.2)%	$35,417	8.0%
Asia Pacific	4,466	3.1%	35,237	25.5%	(2,954)	(2.1)%	36,749	26.5%
EMEALA	(16,551)	(12.5)%	19,996	15.2%	7,452	5.6%	10,897	8.3%
HEYDUDE Brand	(3,418)	(1.3)%	(19,630)	(7.3)%	609	0.3%	(22,439)	(8.3)%
Total segment revenues	$(12,129)	(1.3)%	$68,425	6.9%	$4,328	0.6%	$60,624	6.2%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.

	Nine Months Ended September 30, 2023 vs. 2022
	Volume		Price (1)		Foreign Exchange		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Segment Revenues:
Crocs Brand:
North America	$117,972	9.9%	$4,116	0.4%	$(3,192)	(0.3)%	$118,896	10.0%
Asia Pacific	57,771	15.1%	92,412	24.1%	(19,911)	(5.2)%	130,272	34.0%
EMEALA	(27,443)	(6.5)%	61,333	14.5%	4,313	1.0%	38,203	9.0%
HEYDUDE Brand (2)	175,410	28.4%	(70,063)	(11.4)%	(269)	—%	105,078	17.0%
Total segment revenues	$323,710	12.4%	$87,798	3.4%	$(19,059)	(0.8)%	$392,449	15.0%
(1) The change due to price for revenues is based on ASP, as defined earlier in this section.
(2) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the nine months ended September 30, 2022 represent results during the Partial Period.

Crocs Brand

North America Operating Segment

Revenues. Despite a declining U.S. footwear market, North America revenues increased in the three months ended September 30, 2023 compared to the same period in 2022. This was due primarily to higher ASP as a result of product mix, a decrease in discounting, and channel mix. Increases in volume in our DTC channel were partially offset by decreases in volume in our wholesale channel as a result of strategic shifts in our distribution model with Amazon.

The increase in North America revenues in the nine months ended September 30, 2023 compared to the same period in 2022 is primarily due to an increase in volume, driven by both channels, and higher ASP primarily as a result of product mix, a decrease in promotional activity, and channel mix.

Income from Operations. Income from operations for our North America segment was $218.0 million for the three months ended September 30, 2023, an increase of $26.6 million, or 13.9%, compared to the same period in 2022. Gross profit increased by $41.0 million, or 15.2%, compared to prior year, mostly as a result of higher ASP. Higher volume, particularly in the DTC channel, also contributed to the increase in gross profit.

SG&A for our North America segment increased $14.4 million, or 18.2%, during the three months ended September 30, 2023 compared to the same period in 2022. This increase was primarily due to higher compensation costs as a result of higher wages for hourly employees and higher variable expenses related to higher revenues in the DTC channel.

During the nine months ended September 30, 2023, income from operations for our North America segment was $560.4 million, an increase of $61.9 million, or 12.4%, compared to the same period in 2022. Gross profit increased $93.1 million, or 13.0%, primarily due to higher volume and lower AUC, primarily as a result of lower freight costs, partially due to higher air freight incurred in the prior year.

SG&A for our North America segment increased $31.2 million, or 14.5%, during the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to higher compensation costs as a result of higher wages for hourly employees and higher variable expenses related to higher revenues in the DTC channel.

Asia Pacific Operating Segment

Revenues. Revenues in our Asia Pacific segment increased 26.5% in the three months ended September 30, 2023 compared to the same period in 2022, and was up in most countries in the region, driven by growth in Australia and China, in part as a result of the relaxation of COVID-19 restrictions in China. Additionally, there was notable growth in South Korea and Southeast Asia. The increase in revenues is largely due to higher ASP, primarily as a result of increased pricing, less discounting, and an increased share of charms compared to the prior year. The overall increase was partially offset by unfavorable foreign currency changes, most significantly in the Chinese Yuan.

Revenues in our Asia Pacific segment increased in the nine months ended September 30, 2023 compared to the same period in 2022, as a result of ASP increases, as a result of less discounting and increased pricing, and volume increases due to increased consumer demand. Unfavorable foreign currency fluctuations in most currencies, but most significantly the Chinese Yuan and Korean Won, partially offset ASP and volume increases.

Income from Operations. Income from operations for the Asia Pacific segment was $69.8 million for the three months ended September 30, 2023, an increase of $29.5 million, or 73.2%, compared to the same period in 2022. Gross profit increased by $35.8 million, or 43.1%, as a result of higher ASP, as described above. Higher volume and favorable foreign currency changes also contributed to the increase in gross profit.

SG&A for our Asia Pacific segment increased $6.3 million, or 14.8%, during the three months ended September 30, 2023 compared to the same period in 2022, primarily due to increased variable expenses associated with higher revenues.

Income from operations for the Asia Pacific segment was $203.2 million for the nine months ended September 30, 2023, an increase of $81.4 million, or 66.8%, compared to the same period in 2022. Gross profit increased by $105.8 million, or 45.4%, primarily due to higher ASP, as described above, offset partially by higher AUC. Higher volume also increased gross profit, while changes in foreign currency slightly offset these increases.

SG&A for our Asia Pacific segment increased $24.4 million, or 21.9%, in the nine months ended September 30, 2023 compared to the same period in 2022, mostly due to increased variable expenses associated with higher revenues and investments in marketing.

EMEALA Operating Segment

Revenues. Revenues increased in the EMEALA segment in the three months ended September 30, 2023 compared to the same period in 2022, primarily as a result of higher ASPs, favorable foreign currency changes, primarily in the Euro, largely offset by decreased volume. Both the increased ASP and lower volume are due in part to the termination of a relationship with a significant distributor in Africa after finding evidence of product diversion to the gray market outside of its approved territories.

During the nine months ended September 30, 2023, EMEALA revenues increased compared to the same period in 2022, due to higher ASP, favorable foreign currency changes, primarily in the Euro, offset by decreased volume. Both the increased ASP and lower volume are due in part to the termination of a relationship with a significant distributor in Africa, as described above.

Income from Operations. Income from operations for the EMEALA segment was $49.9 million for the three months ended September 30, 2023, an increase of $9.4 million, or 23.3%, compared to the same period in 2022. Gross profit increased $14.3 million, or 23.4%, mostly as a result of higher ASP, as described above, offset partially by higher AUC driven by product mix. Favorable foreign currency fluctuations, mainly in the Euro, also increased gross profit. These increases were offset in part by decreased volume.

SG&A for our EMEALA segment increased $4.9 million, or 23.6%, during the three months ended September 30, 2023 compared to the same period in 2022, primarily due to an investment in marketing.

Income from operations for the EMEALA segment was $176.8 million for the nine months ended September 30, 2023, an increase of $48.0 million, or 37.3%, compared to the same period in 2022. Gross profit increased $55.4 million, or 28.3%, primarily due to higher ASPs. Favorable foreign currency changes also increased gross profit while lower volume partially offset the overall increase.

SG&A for our EMEALA segment increased $7.4 million, or 11.1%, during the nine months ended September 30, 2023 compared to the same period in 2022. This was primarily due to an increase in marketing costs and variable costs associated with higher revenues, partially offset by various costs associated with the prior year shutdown of our direct operations in Russia that did not recur in the current year.

Crocs Brand Corporate

During the three months ended September 30, 2023, total net costs within ‘Brand corporate’ increased $3.4 million, or 9.1%, compared to the same period in 2022.

During the nine months ended September 30, 2023, total net costs within ‘Brand corporate’ increased $11.4 million, or 11.9%, compared to the same period in 2022, due in part to investments in brand marketing.

HEYDUDE Brand

Revenues. For the three months ended September 30, 2023, revenues decreased compared to 2022. The decrease was primarily related to lower ASP, driven by increased discounting in the DTC channel. While our ASP of $29.68, as shown in the table within the ‘Results of Operations’ section above, increased 2.7% over the third quarter of 2022, this is a basic average and is not adjusted for channel dynamics. Looking at channel dynamics, pricing pressure was the largest contributor to the brand’s revenue decline. The decrease in revenues was also driven by a decrease in volume due to higher volumes in the prior year as a result of rapid expansion to strategic wholesale customers and more cautious order patterns from several of our wholesale partners in the current year.

During the nine months ended September 30, 2023, revenues increased compared to the Partial Period in 2022, primarily due to higher volume, driven in part by operating HEYDUDE for a full nine months in 2023 compared to 2022. Partially offsetting this increase was lower ASP driven by increased promotions, primarily in our DTC channel.

Income from Operations. Income from operations for the HEYDUDE segment was $31.8 million for the three months ended September 30, 2023, a decrease of $47.3 million, or 59.8%, compared to 2022. Gross profit decreased $43.5 million, or 33.1%, due primarily to higher AUC, primarily due to lower ASP, as described above, increased distribution costs associated with the move to our new HEYDUDE distribution center in Las Vegas, Nevada and increased product costs.

SG&A for the HEYDUDE Brand segment increased $3.8 million, or 7.2%, during the three months ended September 30, 2023 compared to the same period in 2022. This increase was primarily due to investments in talent made over the past year since the acquisition in February 2022.

Income from operations for the HEYDUDE segment was $173.9 million for the nine months ended September 30, 2023, an increase of $37.5 million, or 27.5%, compared to the Partial Period in 2022. Gross profit increased $81.0 million, or 34.3%, primarily due to higher volume, as described above. This increase was offset in part due to lower ASP, as described above, which was partially offset by lower AUC, primarily driven by prior year adjustments to the fair value of inventory costs upon close of the acquisition that did not recur in the current year.

SG&A for the HEYDUDE Brand segment increased $43.5 million, or 43.5%, during the nine months ended September 30, 2023 compared to the Partial Period in 2022. This is primarily due to investments in marketing and talent made over the past year since the acquisition in February 2022 as well as an increase in store-related costs as a result of launching outlet retail stores in the current year.

Enterprise Corporate

During the three months ended September 30, 2023, total net costs within ‘Enterprise corporate’ increased $5.1 million, or 10.0%, compared to the same period in 2022. This increase was primarily due to increases in compensation costs from a larger investment in talent, offset in part by prior year statutory costs associated with the HEYDUDE acquisition.

During the nine months ended September 30, 2023, total net costs within ‘Enterprise corporate’ increased $20.9 million, or 13.2%, compared to the same period in 2022. This was primarily due to increases in compensation costs, professional services costs, information technology costs, and building costs. These increases were offset in part by lower costs in 2023 associated with the prior year HEYDUDE acquisition and integration.

Store Locations and Digital Sales Percentage

The tables below illustrate the overall change in the number of our company-operated retail locations by reportable operating segment for the three and nine months ended September 30, 2023:

	June 30, 2023	Opened	Closed	September 30, 2023
Company-operated retail locations:
North America	175	—	2	173
Asia Pacific	156	2	1	157
EMEALA	15	2	—	17
Total Crocs Brand	346	4	3	347
HEYDUDE Brand	9	2	—	11
Total	355	6	3	358

	December 31, 2022	Opened	Closed	September 30, 2023
Company-operated retail locations:
North America	171	4	2	173
Asia Pacific	151	10	4	157
EMEALA	18	2	3	17
Total Crocs Brand	340	16	9	347
HEYDUDE Brand	5	6	—	11
Total	345	22	9	358

Digital sales, which includes sales through our company-owned websites, third party marketplaces, and e-tailers (which are reported in our wholesale channel), as a percent of total revenues, by operating segment were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Digital sales as a percent of total revenues:
Crocs Brand	35.9%	37.4%	34.9%	36.0%
HEYDUDE Brand (1)	41.6%	35.9%	37.9%	32.4%
Total	37.3%	37.0%	35.6%	35.2%
(1) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. Therefore, the amounts shown above for the nine months ended September 30, 2022 represent results during the Partial Period.

Direct-to-consumer (“DTC”) comparable sales were as follows:

	Constant Currency (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct-to-consumer comparable sales: (2)
Crocs Brand	15.3%	18.2%	18.4%	13.6%
HEYDUDE Brand (3)	8.1%	N/A	16.5%	N/A
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
(3) We acquired HEYDUDE on February 17, 2022 and, as a result, added the HEYDUDE Brand as a new operating segment. As such, in the three and nine months ended September 30, 2022, we did not disclose DTC comparable sales for the HEYDUDE Brand.

Financial Condition, Capital Resources, and Liquidity

Liquidity

Our liquidity position as of September 30, 2023 was:

September 30, 2023
(in thousands)
Cash and cash equivalents	$127,320
Available borrowings	563,689

As of September 30, 2023, we had $127.3 million in cash and cash equivalents and up to $563.7 million of available borrowings, including $548.7 million of remaining borrowing availability under the Revolving Facility (as defined below) and $15.0 million of remaining borrowing availability under the Asia revolving facilities. As of September 30, 2023, the Term Loan B Facility (as defined below) was fully drawn and there was no available borrowing capacity. We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facility will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months.

In July 2023, we resumed our share repurchase program. Our capital allocation priorities will remain flexible between debt repayment and share repurchases as we approach our long-term net leverage targets.

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

All of the cash held outside of the U.S. could be repatriated to the U.S. as of September 30, 2023 without incurring additional U.S. federal income taxes. In some countries, repatriation of certain foreign balances is restricted by local laws. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and could adversely affect our liquidity. As of September 30, 2023, we held $72.5 million of our total $127.3 million in cash in international locations. This cash is primarily used for the ongoing operations of the business in the locations in which the cash is held. Of the $72.5 million, $3.0 million could potentially be restricted by local laws.

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

The Credit Agreement requires us to maintain a minimum interest coverage ratio of 3.00 to 1.00, and a maximum leverage ratio of (i) 4.00 to 1.00 from the quarter ended March 31, 2022 through, and including, the quarter ending December 31, 2023, (ii) 3.75 to 1.00 for the quarter ending March 31, 2024, (iii) 3.50 to 1.00 for the quarter ending June 30, 2024, and (iv) 3.25 to 1.00 for the quarter ending September 30, 2024 and thereafter (subject to adjustment in certain circumstances). The Credit Agreement permits, among other things, (i) stock repurchases subject to certain restrictions, including after giving effect to such stock repurchases, the maximum leverage ratio does not exceed certain levels; and (ii) certain acquisitions so long as there is borrowing availability under the Credit Agreement of at least $40.0 million. As of September 30, 2023, we were in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2023, the total commitments available from the lenders under the Revolving Facility were $750.0 million. At September 30, 2023, we had $200.0 million in outstanding borrowings and $1.3 million in outstanding letters of credit under the Revolving Facility, which reduces amounts available for borrowing under the Revolving Facility. As of September 30, 2023 and December 31, 2022, we had $548.7 million and $748.7 million, respectively, of available borrowing capacity under the Revolving Facility, which matures November 2027.

Term Loan B Facility

On February 17, 2022, the Company entered into a credit agreement (the “Original Term Loan B Credit Agreement”) with Citibank, N.A., as administrative agent and lender, to among other things, finance a portion of the cash consideration for the Acquisition, which was amended (the "Amendment") on August 8, 2023 (the Original Term Loan B Credit Agreement, as amended by the Amendment, the “Term Loan B Credit Agreement”).

The Original Term Loan B Credit Agreement provided for an aggregate term loan B facility in the principal amount of $2.0 billion. Among other things, the Amendment provided for a new $1.18 billion tranche of term loans (the “2023 Refinancing Term Loans” and, such facility, the "Term Loan B Facility"), which is secured by substantially all of the Company’s and each subsidiary guarantor’s assets on a pari passu basis with their obligations arising from the Credit Agreement and is scheduled to mature on February 17, 2029, subject to certain exceptions set forth in the Term Loan B Credit Agreement. Additionally, subject to certain conditions, including, without limitation, satisfying certain leverage ratios, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities.

Pursuant to the reduced interest rate margins applicable to the 2023 Refinancing Term Loans, each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to the Alternate Base Rate (as defined in the Term Loan B Credit Agreement), plus 2.00%. Each term loan borrowing which is a term benchmark borrowing bears interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Term Loan B Credit Agreement) plus 3.00%.

Outstanding principal under the Term Loan B Facility is payable on the last business day of each March, June, September and December, in a quarterly aggregate principal amount of $5.0 million. Quarterly aggregate principal payments began on June 30, 2022, with the remaining principal amount due on February 17, 2029, the maturity date. The 2023 Refinancing Term Loans replaced and refinanced all outstanding term loans under the Original Term Loan B Credit Agreement. As of September 30, 2023, we had $1,090.0 million in outstanding principal and the Term Loan B Facility was fully drawn with no remaining borrowing capacity.

The Term Loan B Credit Agreement also contains customary affirmative and negative covenants, incurrence financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2023, we were in compliance with all financial covenants under the Term Loan B Credit Agreement.

Asia Revolving Credit Facilities

During the nine months ended September 30, 2023, we had two revolving credit facilities in Asia, the revolving credit facility with China Merchants Bank Company Limited, Shanghai Branch (the “CMBC Facility”), which matured in January 2023 and provided up to 10.0 million RMB, or $1.5 million using current exchange rates as of January 2023, and the revolving credit facility with Citibank (China) Company Limited, Shanghai Branch (the “Citibank Facility”), which, as amended, provides up to an equivalent of $15.0 million.

As of September 30, 2023, we had no borrowings outstanding on the Citibank Facility. As of December 31, 2022, we had no outstanding borrowings on the CMBC Facility, and we had borrowings outstanding of $4.3 million on the Citibank Facility.

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

The Indentures contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock or make other restricted payments; declare or pay dividends or other payments; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2023, we were in compliance with all financial covenants under the Notes.

Cash Flows

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022	Favorable (Unfavorable)
	(in thousands)
Cash provided by operating activities	$580,726	$246,685	$334,041	135.4%
Cash used in investing activities	(86,468)	(2,136,489)	2,050,021	96.0%
Cash provided by (used in) financing activities	(557,852)	1,827,653	(2,385,505)	(130.5)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(262)	(8,821)	8,559	97.0%
Net change in cash, cash equivalents, and restricted cash	$(63,856)	$(70,972)	$7,116	10.0%

Operating Activities. Cash provided by operating activities consists of net income adjusted for noncash items and changes in working capital. Cash provided by operating activities increased $334.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven by higher net income, adjusted for non-cash items, of $152.4 million and increases in operating assets and liabilities of $181.6 million, primarily due to lower inventories.

Investing Activities. There was a $2,050.0 million decrease in cash used in investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease is primarily due to the cash paid for the acquisition, net of cash acquired, in the nine months ended September 30, 2022 that did not recur in the current year. Refer to Note 15 — Acquisition of HEYDUDE in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

Financing Activities. Cash provided by financing activities decreased by $2,385.5 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a decrease of $2,026.1 million in proceeds from borrowings, which includes borrowings under the Term Loan B Facility of $2.0 billion used to fund the acquisition of HEYDUDE in part during the nine months ended September 30, 2022 that did not recur in the current year. Additionally, there was an increase of $253.4 million in repayments of borrowings, an increase of $150.0 million in repurchases of common stock, an increase of $5.6 million in repurchases of common stock for tax withholding, and a decrease in cash provided by financing activities of $0.1 million. The overall decrease was offset by a $49.7 million decrease in deferred debt issuance costs.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than borrowings and repayments on the Term Loan B Facility, Revolving Facility, and Asia revolving credit facilities.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2023, other than certain purchase commitments, which are described in Note 13 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

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

As of September 30, 2023, we had borrowings with a face value of $1,990.0 million, comprised of the Notes, which carry a fixed rate, the Term Loan B Facility, and borrowings under our Revolving Facility. We also had $1.3 million in outstanding letters of credit under our Revolving Facility as of September 30, 2023. As of December 31, 2022, we had long-term borrowings with a face value of $2,379.3 million and $1.3 million in outstanding letters of credit under our Revolving Facility.

A hypothetical increase of 1% in the interest rate on the variable rate borrowings under our Term Loan B Facility and Revolving Facility would have increased interest expense by $3.4 million and $11.6 million for the three and nine months ended September 30, 2023, respectively.

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

An increase of 1% of the value of the U.S. Dollar relative to foreign currencies when translating our financial results would have decreased our revenues and income before taxes during the three months ended September 30, 2023 by $5.9 million and $1.1 million, respectively. During the nine months ended September 30, 2023, an increase of 1% of the value of the U.S. Dollar relative to foreign currencies would have decreased our revenues and income before taxes by $17.7 million and $4.2 million, respectively. This analysis does not account for transactional fluctuations in accounts, such as those driven by purchasing power, which is defined as purchasing foreign goods in the U.S. Dollar but recognizing the cost in foreign currencies. The volatility of the exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy.

In order to manage exposure to fluctuations in foreign currency and to reduce the volatility in earnings caused by fluctuations in foreign exchange rates, we may enter into forward foreign exchange contracts to buy or sell various foreign currencies. Changes in the fair value of these forward contracts are recognized in earnings in the period that the changes occur or in the period in which the hedged transaction affects earnings for derivatives classified as non-hedged or hedged, respectively, as defined in Note 7 — Derivative Financial Instruments in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q. As of September 30, 2023, the U.S. Dollar notional value of our outstanding foreign currency forward exchange contracts was approximately $165.3 million. The fair value of these contracts at September 30, 2023 was an insignificant liability.

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our foreign currency forward exchange contracts. To perform the sensitivity analysis, we assess the risk of changes in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by the foreign currencies in our hedge portfolio against the U.S. Dollar. As of September 30, 2023, a 10% appreciation in the value of the U.S. Dollar would result in a net decrease in the fair value of our derivative portfolio of approximately $1.1 million.

See Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q for a discussion of the impact of the change in foreign exchange rates on our U.S. Dollar condensed consolidated statements of income for the nine months ended September 30, 2023 and 2022.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.

Changes in Internal Control over Financial Reporting

In the three months ended March 31, 2022, we closed the Acquisition, as discussed in Note 15 — Acquisition of HEYDUDE, and as such, internal controls over the HEYDUDE financial processes have been integrated and will be included in Management’s Evaluation of Disclosure Controls and Procedures for the year ending December 31, 2023. There were no other changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information

ITEM 1. Legal Proceedings

A discussion of legal matters is found in Note 13 — Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements included in Part I - Item 1. Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2023	986,504	$111.51	986,504	$940,015,076
August 1 - 31, 2023	404,495	98.91	404,495	900,015,149
September 1 - 30, 2023	—	—	—	900,015,149
Total	1,390,999	$107.85	1,390,999	$900,015,149
(1) On April 23, 2021, the Board approved and authorized a program to repurchase up to $1.0 billion of our common stock. Additionally, on September 23, 2021, the Board approved an increase of $1.0 billion to our share repurchase authorization. As of September 30, 2023, approximately $900.0 million remained available for repurchase under our share repurchase authorization. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

ITEM 5. Other Information

In the three months ended September 30, 2023, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*
Refinancing Amendment, dated as of August 8, 2023, by and among Crocs, Inc., a Delaware corporation, the subsidiary guarantors party thereto, Citibank, N.A., as administrative agent, and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Crocs, Inc.'s Current Report on Form 8-K, filed on August 8, 2023).

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
* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.
†     Filed herewith.
+     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROCS, INC.

Date: November 2, 2023	By:	/s/ Anne Mehlman
		Name:	Anne Mehlman
		Title:	Executive Vice President and Chief Financial Officer